Form 10-Q
period 1995-03-31
AMERICAN SKANDIA LIFE ASSURANCE CORP/CT
filed 1995-05-15
CIK 881453

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM 10-Q



                  Quarterly Report Pursuant to Section 13 or 15(d)
                        of the Securities Exchange Act of 1934


                    For the Quarterly Period Ended March 31, 1995

                    Commission file numbers 33-72968, 33-67614,
                    33-47754, 33-84306, 33-71110 and 33-58536

                   American Skandia Life Assurance Corporation

                Incorporated in the State of Connecticut 06-1241288
                          (IRS Employer Identification No.)

                               One Corporate Drive
                           Shelton, Connecticut 06484

                         Telephone Number (203) 926-1888




Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
Yes   x   No __


As of April 30, 1995, there were 25,000 shares of outstanding common stock, par value $80 per share, of the registrant, consisting of 100 shares of voting and 24,900 shares of non-voting common stock, all of which were owned by American Skandia Investment Holding Corporation, a wholly-owned subsidiary of Skandia Insurance Company Ltd., a Swedish corporation.

                  American Skandia Life Assurance Corporation

                               Table of Contents


                                                                  Page
PART I.     FINANCIAL INFORMATION:

   Item 1.  Financial Statements:

      Statements of Financial Condition -
         March 31, 1995 (unaudited)
         and December 31, 1994                                      4

      Statements of Operations (unaudited) -
         Three Months Ended March 31, 1995
         and March 31, 1994                                         5

      Statements of Cash Flows (unaudited) -
         Three Months Ended March 31, 1995
         and March 31, 1994                                         6

      Notes to Unaudited Financial Statements                       7



   Item 2.

      Management's Discussion and Analysis
         of Financial Condition and Results of
         Operations - Three Months Ended
         March 31, 1995                                             9


PART II.  OTHER INFORMATION:


   Item 4.  Action Taken by Shareholder                            12

   Item 6.  Exhibits and Reports on Form 8-K                       12

            Signature                                              13

            Exhibit Index                                          14








                                     (2)


PART I.  FINANCIAL INFORMATION


Item 1.

FINANCIAL STATEMENTS

















































                                     (3)

                    AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                            (a wholly owned subsidiary of
                            Skandia Insurance Company Ltd.)


                        Notes to Unaudited Financial Statements

                                  March 31, 1995



1.   BASIS OF PRESENTATION

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the financial statements and footnotes thereto in the Company's audited financial statements for the year ended December 31, 1994.


2.   SURPLUS NOTES

   During 1994, the company received $49 million from its parent in exchange for four surplus notes, two in the amount of $10 million, one in the amount of $15 million and one in the amount of $14 million, at interest rates of 7.28%, 7.90%, 9.13% and 9.78%, respectively. Interest payable at March 31, 1995 for these notes is $2,682,667.

   During 1993, the company received $20 million from its parent in exchange for a surplus note in the amount of $20 million at a 6.84% interest rate. Interest payable at March 31, 1995 is $1,740,400.

   Payment of interest and repayment of principal for these notes require approval of the Commissioner of Insurance of the State of Connecticut.








                                      (7)

3.   REINSURANCE

   The Company cedes reinsurance under a modified coinsurance arrangement. The reinsurance arrangement provides additional capacity for growth in supporting the cash flow strain from the Company's variable annuity business. The reinsurance is effected under a quota share contract.

   The effect of the reinsurance agreement on the Company's operations was to reduce annuity charges and fee income. The effect on annuity charges and fees for the period is as follows:

                                   March 31,
                             1995             1994
                          ----------        ----------

             Gross        $9,969,593        $5,783,181
             Ceded         2,146,172           619,301
                          ----------        ----------
             Net          $7,823,421        $5,163,880
                          ==========        ==========

   Such ceded reinsurance does not relieve the Company from its obligations to policyholders. The Company remains liable to its policyholders for the portion reinsured to the extent that any reinsurer does not meet the obligations assumed under the reinsurance agreement.























                                   (8)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                          Three Months Ended March 31, 1995


American Skandia Life Assurance Corporation (ASLAC) is a stock insurance company domiciled in Connecticut with licenses in all 50 states. It is a wholly-owned subsidiary of American Skandia Investment Holding Corporation (ASIHC), whose ultimate parent is Skandia Insurance Company Ltd., a Swedish company.

The Company is in the business of issuing annuity policies, and has been so since its business inception in 1988. The Company currently offers the following annuity products: a) certain deferred annuities that are registered with the Securities and Exchange Commission, including variable annuities and fixed interest rate annuities that include a market value adjustment feature;
b) certain other fixed deferred annuities that are not registered with the Securities and Exchange Commission; and c) fixed and adjustable immediate annuities.

The Company markets its products to broker-dealers and financial planners through an internal field marketing staff. In addition, the Company markets through and in conjunction with financial institutions such as banks that are permitted directly, or through affiliates, to sell annuities.


                              Results of Operations

The Company's long term business plan was developed reflecting the current sales and marketing approach. The sales volume for the three month period ended March 31, 1995 and 1994 was $314 million and $337 million respectively. The first quarter represents a decrease of 7% compared to the same period last year however that is compared to a drop of 26% in the variable annuity marketplace for the same period. Assets grew $374 million or 13% since December 31, 1994. This increase is a direct result of the sales volume increasing separate account assets and deferred acquisition costs.
Liabilities grew $376 million or 13% as a result of the reserves required for the increased sales activity and increased reinsurance to support the acquisition costs of the Company's variable annuity business.

The Company experienced a net loss after tax for the current period which was in excess of plan. This loss is a result of the performance of our assets relative to our liability structure for our market value adjusted annuity as well as a higher than expected general expense relative to sales volume. For the same period last year, the Company achieved profits of $105,000 which was less than anticipated as a result of an additional reserving to cover the guaranteed minimum death benefit exposure in the Company's variable annuity contracts.




                                     (9)

Revenues:

Increasing sale volume of annuity sales results in higher assets under management. The fees realized on assets under management has resulted in annuity charges & fees to increase 52% and 179% over the periods ended March 31, 1995 and 1994 respectively.

Net investment income increased 118% and decreased 15% over the periods ended March 31, 1995 and 1994 respectively. The increase in 1995 was a result of an increase in short term investments throughout the period. The decrease in 1994 was a result of liquidating investments to support the cash needs required to fund the acquisition costs on the variable annuity business.

Fee income increased 144% and 191% for the periods ended March 31, 1995 and 1994 respectively, as a result of income from transfer agency type activities.


Benefits:

Annuity benefits represent payments on annuity contracts with mortality risks, this being the immediate annuity with life contingencies and supplementary contracts with life contingencies.

Increase in annuity policy reserves represent change in reserves for the immediate annuity with life contingencies, supplementary contracts with life contingencies and guaranteed minimum death benefit. The significant increase for the period ended March 31, 1994 reflects the required increase in the guaranteed minimum death benefit reserve on variable annuity contracts. This increase covers the escalating death benefit, in certain products, which was further enhanced as a result of poor performance of the underlying mutual funds within the variable annuity contract.

Return credited to contractowners represents revenues on the variable and market value adjusted annuities offset by the benefit payments and change in reserves required on this business. Also included are the benefit payments and change in reserves on immediate annuity contracts without significant mortality risks. The result for the period reflects a lower than expected separate account investment return on the market value adjusted contracts in support of the benefits and required reserves.











                                    (10)

Expenses:

Underwriting, acquisition and other insurance expenses is made up of $11 million of commissions and $9.7 million of general expenses offset by the net capitalization of deferred acquisition costs totaling $12.7 million. This compares to the same period last year of $13.7 million of commissions and $8.5 million of general expenses offset by the net capitalization of deferred acquisition costs totaling $18.4 million.

Interest expense increased 177% over the same period last year as a result of a $49 million increase in surplus notes.


                        Liquidity and Capital Resources

The liquidity requirement of ASLAC was met by cash from insurance operations, investment activities and borrowings from ASLAC's parent.

The Company had significant growth during the first quarter of 1995. The sales volume of $314 million was made up of approximately 65% variable annuities which carry a contingent deferred sales charge. This type of product causes a temporary cash strain in that 100% of the proceeds are invested in separate accounts supporting the product leaving a cash (but not capital) strain caused by the acquisition costs for the new business. This cash strain required the Company to look beyond the insurance operations and investments of the Company. The Company extended its reinsurance agreements (initiated in 1993 and 1994) with a large reinsurer in support of its cash needs. The reinsurance agreements are modified coinsurance arrangements where the reinsurer shares in the experience of a specific book of business. The income and expense items presented above are net of reinsurance.

The Company is reviewing various options to fund the cash strain anticipated from the acquisition costs on the expected future volume.

The tremendous growth of this young organization has depended on capital support from its parent. In 1992 and 1993 the parent contributed the capital needed to provide a strong capital base for the Company's planned future growth.

As of March 31, 1995 and December 31, 1994, shareholder's equity was $50,220,360 and $52,205,524 respectively, which includes the carrying value of the state insurance licenses in the amount of $4,975,000 and $5,012,500 respectively.

ASLAC has long term surplus notes and short term borrowing with its parent. No dividends have been paid to its parent company.






                                     (11)

                          PART II.  OTHER INFORMATION


ITEM 4.   ACTION TAKEN BY SHAREHOLDER

          Not applicable for this quarter.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)   See Exhibit Index
         (b) ASLAC did not file any Report Form 8-K during the quarter covered by this report.










































                                     (12)

                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             American Skandia Life
                             Assurance Corporation
                                 (Registrant)


by s/Thomas M. Mazzaferro
     --------------------
     Thomas M. Mazzaferro
     Senior Vice President and
     Chief Financial Officer





May 12, 1995






























                                     (13)

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              American Skandia Life
                              Assurance Corporation
                                    (Registrant)


by ________________________
   Thomas M. Mazzaferro
   Senior Vice President and
   Chief Financial Officer





May 12, 1995






























                                    (13)

                                EXHIBIT INDEX




   Exhibit
   Number                       Description                       Location


   (2)        Plan of acquisition, reorganization,
              arrangement, liquidation or succession              None

   (4)        Instruments defining the rights of
              security holders, including indentures              None

  (10)        Material Contracts                                  None

  (11)        Statement re computation of per share
              earnings                                            None

  (15)        Letter re unaudited interim financial
              information                                         None

  (18)        Letter re change in accounting
              principles                                          None

  (19)        Report furnished to security holders                None

  (22)        Published report regarding matters
              submitted to vote of security holders               None

  (23)        Consents of experts and counsel                     None

  (24)        Power of attorney                                   None

  (99)        Additional exhibits                                 None




















                                     (14)