Form 10-Q/A
period 1995-03-31
AMERICAN SKANDIA LIFE ASSURANCE CORP/CT
filed 1995-06-09
CIK 881453

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








                                     (2)


PART I.  FINANCIAL INFORMATION


Item 1.

FINANCIAL STATEMENTS



                                     (3)

                                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                                  (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                                              STATEMENTS OF FINANCIAL CONDITION

                                                         1995             1994
                                                       ---------       -----------
                                                      (unaudited)
ASSETS

Investments:
   Fixed maturities - at amortized cost            $    10,122,921 $        9,621,865
   Investment in mutual funds - at market value          1,134,857            840,637
   Short-term investments - at amortized cost           19,500,000         24,000,000
                                                     -------------       ------------
Total investments                                       30,757,778         34,462,502

Cash and cash equivalents                                6,096,234         23,909,463
Accrued investment income                                  230,803            173,654
Deferred acquisition costs                             191,737,163        174,009,609
Receivable from affiliates                                 385,589            459,960
State insurance licenses                                 4,975,000          5,012,500
Other assets                                             2,158,773          1,261,513
Separate account assets                              3,002,215,490      2,625,127,128
                                                    --------------      -------------
                 Total Assets                      $ 3,238,556,830 $    2,864,416,329
                                                    ==============      =============

LIABILITIES AND SHAREHOLDER'S EQUITY

LIABILITIES:
Reserve for future contractowner benefits          $    16,332,806 $       11,422,381
Annuity policy reserves                                 23,782,990         24,054,255
Income tax payable                                               0             36,999
Accounts payable and accrued expenses                   23,317,759         31,753,380
Payable to affiliates                                      174,665            261,552
Payable to reinsurer                                    43,098,781         40,105,406
Short-term borrowing-parent                             10,000,000         10,000,000
Surplus notes                                           69,000,000         69,000,000
Deferred contract charges                                  413,979            449,704
Separate account liabilities                         3,002,215,490      2,625,127,128
                                                     -------------      -------------
   Total Liabilities                                 3,188,336,470      2,812,210,805
                                                     -------------      -------------
SHAREHOLDER'S EQUITY:
Common stock, $80 par, 25,000 shares
  authorized, issued and outstanding                     2,000,000          2,000,000
Additional paid-in capital                              71,623,932         71,623,932
Unrealized investment gains and losses                      41,524            (41,655)
Accumulated deficit                                    (23,445,096)       (21,376,753)
                                                     -------------      -------------
   Total Shareholder's Equity                           50,220,360         52,205,524
                                                     -------------      -------------
   Total Liabilities and Shareholder's Equity      $ 3,238,556,830   $  2,864,416,329
                                                     =============      =============


See notes to unaudited financial statements

                                                 (4)

                                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                                 (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                                                      STATEMENT OF OPERATIONS
                                                           (unaudited)

                                             THREE MONTHS         THREE MONTHS
                                                ENDED                ENDED
                                            MARCH 31, 1995       MARCH 31, 1994
                                            --------------       --------------

REVENUES:

Net investment income                   $           551,690  $           252,914
Annuity premium income                                    0                    0
Annuity charges & fees                            7,823,421            5,163,880
Net realized/unrealized capital gains/loss          (16,082)                   0
Fee income                                        1,046,000              429,122
Other                                                22,482                1,063
                                                  ---------             --------
     Total Revenues                               9,427,511            5,846,979
                                                  ---------            ---------

BENEFITS AND EXPENSES:

Benefits:
  Annuity benefits                                  115,819               89,567
  Increase in annuity policy reserves               (25,109)           1,963,447
  Return credited to contractowners (net)         1,700,825             (141,406)
                                                  ---------            ---------
                                                  1,791,535            1,911,608
                                                  ---------            ---------
Expenses:
  Underwriting, acquisition and other insu        8,005,929            3,172,956
  Amortization of insurance license                  37,500               37,500
  Interest expense                                1,603,834              579,396
                                                  ---------              -------
                                                  9,647,263            3,789,852
                                                  ---------            ---------
     Total Benefits and Expenses                 11,438,798            5,701,460
                                                 ----------            ---------
Income (loss) from operations
     before federal income taxes                 (2,011,287)             145,519

     Federal income taxes                            15,401               40,883
                                                  ---------              -------
Net income (loss)                       $        (2,026,688) $           104,636
                                                  =========            =========







See notes to unaudited financial statements.

                                           (5)

                                           AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                                         (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                                                              STATEMENT OF CASH FLOWS
                                                                    (unaudited)

                                                        THREE MONTHS       THREE MONTHS
                                                            ENDED             ENDED
                                                       MARCH 31, 1995     MARCH 31, 1994
                                                       --------------     --------------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income (loss)                                  $     (2,026,688) $         104,636
  Adjustments to reconcile net income to net cash
    used in operating activities:
      Decrease in policy reserves                            (271,265)         2,689,734
      Increase/(decrease) in policy and contract claims                                0
      Amortization of bond discount                             5,038              5,463
      Amortization of insurance licenses                       37,500             37,500
      (Increase)/decrease in receivables                     (822,889)          (268,375)
      (Increase)/decrease in accrued investment income        (57,149)          (135,781)
      (Increase)decrease in accounts payables              (8,559,509)          (960,623)
      Change in deferred acquisition cost                 (17,727,553)       (20,651,263)
      Change in deferred contract charges                     (35,725)             8,061
      Realized loss (gain) on sale of investments              16,082                  0
                                                           ----------         ----------
  Net cash used in operating activities                   (29,442,158)       (19,170,648)
                                                           ----------         ----------
CASH FLOW FROM INVESTING ACTIVITIES:
  Purchase of fixed maturity investments                     (506,094)                 0
  Purchase of shares in mutual funds                         (833,080)                 0
  Proceeds from sale of mutual funds                          564,303                  0
  Purchase of short-term investments                      (19,500,000)      (445,100,000)
  Proceeds from sale of short-term investments             24,000,000        464,500,000
  Change in investments of separate account assets       (308,708,760)      (337,296,266)
                                                          -----------        -----------
  Net cash used in investing activities                  (304,983,631)      (317,896,266)
                                                          -----------        -----------
CASH FLOW FROM FINANCING ACTIVITIES:
  Surplus notes                                                     0         20,000,000
  Payable to reinsurer                                      2,993,375          1,144,382
  Proceeds from annuity sales                             313,619,185        337,221,927
                                                          -----------        -----------
  Net cash provided by financing activities               316,612,560        358,366,309
                                                          -----------        -----------
Net decrease in cash & cash equivalents                   (17,813,229)        21,299,395
                                                           ----------        -----------
Cash and cash equivalents at beginning of period           23,909,463          9,834,854
                                                           ----------        -----------
Cash and cash equivalents at end of period           $      6,096,234  $      31,134,249
                                                           ----------        -----------
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Income taxes paid                                  $         50,000  $          17,661
                                                           ----------        -----------
  Interest paid                                      $        180,625  $               0
                                                           ==========        ===========

See notes to unaudited financial statements.
                                                    (6)

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