Form 10-Q
period 1995-06-30
AMERICAN SKANDIA LIFE ASSURANCE CORP/CT
filed 1995-08-14
CIK 881453

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549



                                     FORM 10-Q



             Quarterly Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934


               For the Quarterly Period Ended June 30, 1995

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


As of July 31, 1995, there were 25,000 shares of outstanding common stock, par value $80 per share, of the registrant, consisting of 100 shares of voting and 24,900 shares of non-voting common stock, all of which were owned by American Skandia Investment Holding Corporation, a wholly-owned subsidiary of Skandia Insurance Company Ltd., a Swedish corporation.

                   American Skandia Life Assurance Corporation

                                Table of Contents

                                                                     Page
PART I.  FINANCIAL INFORMATION:

     Item 1.  Financial Statements:

          Statements of Financial Condition -
               June 30, 1995 (unaudited)
               and December 31, 1994                                   4

          Statements of Operations (unaudited) -
               Six Months Ended June 30, 1995
               and June 30, 1994                                       5

          Statements of Operations (unaudited) -
               Three Months Ended June 30, 1995
               and June 30, 1994                                       6

          Statements of Cash Flows (unaudited) -
               Six Months Ended June 30, 1995
               and June 30, 1994                                       7

          Notes to Unaudited Financial Statements                      8



     Item 2.

          Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations - Six Months Ended
               June 30, 1995                                          10


PART II.  OTHER INFORMATION:


     Item 4.  Action Taken by Shareholder                             13

     Item 6.  Exhibits and Reports on Form 8-K                        13

          Signature                                                   14

          Exhibit Index                                               15



(2)

PART I.  FINANCIAL INFORMATION


Item 1.

FINANCIAL STATEMENTS










































(3)

                    AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
               (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                         STATEMENTS OF FINANCIAL CONDITION

                                               JUNE 30,         DECEMBER 31,
                                                 1995               1994
                                            -------------       -------------
                                             (unaudited)
ASSETS

Investments:
   Fixed maturities
     - at amortized cost                   $   10,126,990      $    9,621,865
   Investment in mutual funds
     - at market value                          1,390,742             840,637
   Short-term investments
     - at amortized cost                        6,000,000          24,000,000
                                            -------------       -------------

Total investments                              17,517,732          34,462,502

Cash and cash equivalents                       7,065,919          23,909,463
Accrued investment income                         170,500             173,654
Deferred acquisition costs                    210,950,241         174,009,609
Receivable from affiliates                        734,966             459,960
State insurance licenses                        4,937,500           5,012,500
Other assets                                    1,592,534           1,261,513
Separate account assets                     3,554,639,735       2,625,127,128
                                            -------------       -------------

                    Total Assets           $3,797,609,127      $2,864,416,329
                                            =============       =============

LIABILITIES AND SHAREHOLDER'S EQUITY

LIABILITIES:
Reserve for future
   contractowner benefits                  $   21,218,031      $   11,422,381
Annuity policy reserves                        19,792,520          24,054,255
Income tax payable                                      0              36,999
Accounts payable and accrued expenses          21,421,545          31,753,380
Payable to affiliates                             390,109             261,552
Payable to reinsurer                           49,910,354          40,105,406
Short-term borrowing-parent                    10,000,000          10,000,000
Surplus notes                                  69,000,000          69,000,000
Deferred contract charges                         383,606             449,704
Separate account liabilities                3,554,639,735       2,625,127,128
                                            -------------       -------------

                  Total Liabilities         3,746,755,900       2,812,210,805
                                            -------------       -------------

SHAREHOLDER'S EQUITY:
Common stock, $80 par, 25,000 shares
  authorized, issued and outstanding            2,000,000           2,000,000
Additional paid-in capital                     71,623,932          71,623,932
Unrealized investment gains and losses            101,250             (41,655)
Accumulated deficit                           (22,871,955)        (21,376,753)
                                            -------------       -------------

            Total Shareholder's Equity         50,853,227          52,205,524
                                            -------------       -------------

            Total Liabilities
               and Shareholder's Equity    $3,797,609,127      $2,864,416,329
                                            =============       =============




See notes to unaudited financial statements
(4)

                 AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
         (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                        STATEMENTS OF OPERATIONS
                              (unaudited)

                                           SIX MONTHS       SIX MONTHS
                                              ENDED            ENDED
                                          JUNE 30, 1995   JUNE 30, 1994
                                          -------------   -------------

REVENUES:

Net investment income                    $    985,963     $    589,063
Annuity premium income                         27,480          145,000
Annuity charges & fees                     16,874,312       10,895,384
Net realized/unrealized
   capital losses                             (16,452)         (30,829)
Fee income                                  2,031,411          899,609
Other                                          25,178            2,849
                                          -----------      -----------
     Total Revenues                        19,927,892       12,501,076
                                          -----------      -----------


BENEFITS AND EXPENSES:

Benefits:
  Annuity benefits                            252,581          182,611
  Increase/(decrease) in
     annuity policy reserves               (3,601,298)       4,740,639
  Return credited to
     contractowners (net)                   4,422,882           86,003
                                          -----------      -----------
                                            1,074,165        5,009,253
                                          -----------      -----------

Expenses:
  Underwriting, acquisition and
    other insurance expenses               17,049,153        7,059,280
  Amortization of insurance license            75,000           75,000
  Interest expense                          3,209,075        1,441,756
                                          -----------      -----------
                                           20,333,228        8,576,036
                                          -----------      -----------
     Total Benefits and Expenses           21,407,393       13,585,289
                                          -----------      -----------

Loss from operations
     before federal income taxes           (1,479,501)      (1,084,213)

     Income taxes                              15,701           68,919
                                          -----------      -----------
Net loss                                 $ (1,495,202)    $ (1,153,132)
                                          ===========      ===========








See notes to unaudited financial statements.

(5)

                AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
        (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                        STATEMENTS OF OPERATIONS
                              (unaudited)

                                         THREE MONTHS        THREE MONTHS
                                             ENDED               ENDED
                                         JUNE 30, 1995       JUNE 30, 1994
                                         -------------       -------------

REVENUES:

Net investment income                     $   434,273         $  336,149
Annuity premium income                         27,480            145,000
Annuity charges & fees                      9,050,891          5,731,504
Net realized/unrealized
  capital losses                                 (370)           (30,829)
Fee income                                    985,411            470,487
Other                                           2,696              1,786
                                           ----------         ----------
     Total Revenues                        10,500,381          6,654,097
                                           ----------         ----------

BENEFITS AND EXPENSES:

Benefits:
  Annuity benefits                            136,762             93,044
  Increase/(decrease) in
    annuity policy reserves                (3,576,189)         2,777,192
  Return credited to
    contractowners (net)                    2,722,057            227,409
                                           ----------         ----------
                                             (717,370)         3,097,645
                                           ----------         ----------

Expenses:
  Underwriting, acquisition and
    other insurance expenses                9,043,224          3,886,324
  Amortization of insurance license            37,500             37,500
  Interest expense                          1,605,241            862,360
                                           ----------         ----------
                                           10,685,965          4,786,184
                                           ----------         ----------
     Total Benefits and Expenses            9,968,595          7,883,829
                                           ----------         ----------

Income (loss) from operations
     before federal income taxes              531,786         (1,229,732)

     Income taxes                                 300             28,036
                                           ----------         ----------
Net income (loss)                         $   531,486        $(1,257,768)
                                           ==========         ==========








See notes to unaudited financial statements.
(6)

                          AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
             (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                                     STATEMENT OF CASH FLOWS
                                            (unaudited)

                                                 SIX MONTHS        SIX MONTHS
                                                    ENDED            ENDED
                                                JUNE 30, 1995    JUNE 30, 1994
                                               --------------   ---------------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss                                     $  (1,495,202)   $  (1,153,132)
  Adjustments to reconcile net income
    to net cash used in operating activities:
      Decrease in policy reserves                 (4,261,735)       5,625,782
      Increase in policy and contract claims               0           21,723
      Amortization of bond discount                    9,164           11,029
      Amortization of insurance licenses              75,000           75,000
      (Increase)/decrease due to/due
         from affiliates                            (146,449)         446,723
      Change in other assets                        (331,021)        (435,157)
      (Increase)/decrease in accrued
         investment income                             3,154          (85,203)
      (Increase) in accounts payables            (10,368,834)      (1,081,303)
      Change in deferred acquisition cost        (36,940,632)     (44,307,401)
      Change in deferred contract charges            (66,098)           1,541
      Realized loss on sale of investments            16,452                0
      Unrealized gain on mutual funds                      0           30,829
                                               -------------     ------------

  Net cash used in operating activities          (53,506,201)     (40,849,569)
                                               -------------     ------------

CASH FLOW FROM INVESTING ACTIVITIES:
  Purchase of fixed maturity investments            (614,289)               0
  Proceeds from maturity of fixed
     maturity investments                            100,000                0
  Purchase of shares in mutual funds                (992,953)        (430,878)
  Proceeds from sale of mutual funds                 569,301                0
  Purchase of short-term investments            (162,500,000)    (479,100,000)
  Proceeds from sale of short-term
     investments                                 180,500,000      498,500,000
  Change in investments of separate
     account assets                             (647,165,390)    (743,546,497)
                                               -------------     ------------

  Net cash used in investing activities         (630,103,331)    (724,577,375)
                                               -------------     ------------

CASH FLOW FROM FINANCING ACTIVITIES:
  Capital & surplus contributions from parent              0                0
  Short term borrowing                                     0                0
  Surplus notes                                            0       20,000,000
  Payable to reinsurer                             9,804,948       13,998,863
  Proceeds from annuity sales                    656,961,040      745,225,122
                                               -------------     ------------

  Net cash provided by financing activities      666,765,988      779,223,985
                                               -------------     ------------

Net increase/(decrease) in cash &
   cash equivalents                              (16,843,544)      13,797,041
                                               -------------     ------------

Cash and cash equivalents at
   beginning of period                            23,909,463        9,834,854
                                               -------------     ------------

Cash and cash equivalents at
   end of period                              $    7,065,919    $  23,631,895
                                               =============     ============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Income taxes paid                           $       52,700    $      64,411
                                               =============     ============

  Interest paid                               $      363,667    $           0
                                               =============     ============

See notes to unaudited financial statements.

(7)

                AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                      (a wholly owned subsidiary of
                     Skandia Insurance Company Ltd.)


                 Notes to Unaudited Financial Statements

                             June 30, 1995



1.     BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the financial statements and footnotes thereto in the Company's audited financial statements for the year ended December 31, 1994.


2.     SURPLUS NOTES

     During 1994, the Company received $49 million from its parent in exchange for four surplus notes, two in the amount of $10 million, one in the amount of $15 million and one in the amount of $14 million, at interest rates of 7.28%, 7.90%, 9.13% and 9.78%, respectively. Interest payable at June 30, 1995 for these notes is $3,762,469.

     During 1993, the Company received $20 million from its parent in exchange for a surplus note in the amount of $20 million at a 6.84% interest rate. Interest payable at June 30, 1995 is $2,086,200.

     Payment of interest and repayment of principal for these notes require approval of the Commissioner of Insurance of the State of Connecticut.







(8)

3.     REINSURANCE

     The Company cedes reinsurance under a modified coinsurance arrangement. The reinsurance arrangement provides additional capacity for growth in supporting the cash flow strain from the Company's variable annuity business. The reinsurance is effected under quota share contracts.

     The effect of the reinsurance agreement on the Company's operations was to reduce annuity charges and fee income. The effect on annuity charges and fees for the period is as follows:

                                 June 30,
                          1995              1994

          Gross       $21,629,037       $12,722,044
          Ceded         4,754,725         1,826,660

          Net         $16,874,312       $10,895,384

     Such ceded reinsurance does not relieve the Company from its obligations to policyholders. The Company remains liable to its policyholders for the portion reinsured to the extent that any reinsurer does not meet the obligations assumed under the reinsurance agreement.






















(9)

                 MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    Six Months Ended June 30, 1995


American Skandia Life Assurance Corporation (the Company) is a stock insurance company domiciled in Connecticut with licenses in all 50 states. It is a wholly-owned subsidiary of American Skandia Investment Holding Corporation, whose ultimate parent is Skandia Insurance Company Ltd., a Swedish company.

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


                         Results of Operations

The Company's long term business plan was developed reflecting the current sales and marketing approach. The sales volume for the six month period ended June 30, 1995 and 1994 was $657 million and $745 million, respectively. The first half year represents a decrease of 12% compared to the same period last year which is a direct result of a drop in the overall variable annuity marketplace. Assets grew $933 million or 33% since December 31, 1994. This increase is a direct result of the sales volume increasing separate account assets and deferred acquisition costs. Liabilities grew $935 million or 33% as a result of the reserves required for the increased sales activity and increased reinsurance to support the acquisition costs of the Company's variable annuity business.

The Company experienced a net loss of $1.5 million after tax for the current period which was in excess of plan. This loss is a result of the asset performance relative to our liability structure for our market value adjusted annuity as well as a higher than expected general expense relative to sales volume. For the same period last year, the Company experienced a net loss of $1.15 million which was greater than plan as a result of an additional reserving to cover the guaranteed minimum death benefit exposure in the Company's variable annuity contracts.



(10)

Revenues:

Increasing volume of annuity sales results in higher assets under management. The fees realized on assets under management has resulted in annuity charges & fees to increase 55% and 148% over the periods ended June 30, 1995 and 1994 respectively.

Net investment income increased 67% and 30% over the periods ended June 30, 1995 and 1994 respectively. This was a result of an increase in the Company's bonds and short term investments throughout the periods.

Fee income increased 126% and 167% for the periods ended June 30, 1995 and 1994 respectively, as a result of income from transfer agency type activities.


Benefits:

Annuity benefits represent payments on annuity contracts with mortality risks, this being the immediate annuity with life contingencies and supplementary contracts with life contingencies.

Increase in annuity policy reserves represent change in reserves for the immediate annuity with life contingencies, supplementary contracts with life contingencies and guaranteed minimum death benefit. The significant decrease for the period ended June 30, 1995 reflects a decrease in the guaranteed minimum death benefit reserve on variable annuity contracts.
This decrease covers the escalating death benefit, in certain products, which is reduced due to the good performance of the underlying mutual funds within the variable annuity contract.

Return credited to contractowners represents revenues on the variable and market value adjusted annuities offset by the benefit payments and change in reserves required on this business. Also included are the benefit payments and change in reserves on immediate annuity contracts without significant mortality risks. The amount for the period June 30, 1995 reflects a lower than expected separate account investment return on the market value adjusted contracts in support of the benefits and required reserves.













(11)

Expenses:

Underwriting, acquisition and other insurance expenses is made up of $25.3 million of commissions and $19.9 million of general expenses offset by the net capitalization of deferred acquisition costs totaling $28.1 million. This compares to the same period last year of $22.8 million of commissions and $11 million of general expenses offset by the net capitalization of deferred acquisition costs totaling $26.7 million.

Interest expense increased 123% over the same period last year as a result of the increase in surplus notes.


                        Liquidity and Capital Resources

The liquidity requirement of ASLAC was met by cash from insurance operations, investment activities and borrowings from ASLAC's parent.

The Company had significant growth during the first half 1995. The sales volume of $657 million was made up of approximately 69% variable annuities which carry a contingent deferred sales charge. This type of product causes a temporary cash strain in that 100% of the proceeds are invested in separate accounts supporting the product leaving a cash (but not capital) strain caused by the acquisition costs for the new business. This cash strain required the Company to look beyond the insurance operations and investments of the Company. The Company extended its reinsurance agreements (initiated in 1993 and 1994) with a large reinsurer in support of its cash needs. The reinsurance agreements are modified coinsurance arrangements where the reinsurer shares in the experience of a specific book of business. The income and expense items presented above are net of reinsurance.

The Company is reviewing various options to fund the cash strain anticipated from the acquisition costs on the expected future volume.

The tremendous growth of this young organization has depended on capital support from its parent. In 1992 and 1993 the parent contributed the capital needed to provide a strong capital base for the Company's planned future growth.

As of June 30, 1995 and December 31, 1994, shareholder's equity was $50,853,227 and $52,205,524 respectively, which includes the carrying value of the state insurance licenses in the amount of $4,937,500 and $5,012,500 respectively.

ASLAC has long term surplus notes and short term borrowing with its parent. No dividends have been paid to its parent company.





(12)

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


American Skandia Life
Assurance Corporation
(Registrant)


by s/Thomas M. Mazzaferro
Thomas M. Mazzaferro
Senior Vice President and
Chief Financial Officer





August 4, 1995


























(14)

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


American Skandia Life
Assurance Corporation
(Registrant)


by ________________________
Thomas M. Mazzaferro
Senior Vice President and
Chief Financial Officer





August 4, 1995

























(14)

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












(15)