Form 10-Q
period 1995-09-30
AMERICAN SKANDIA LIFE ASSURANCE CORP/CT
filed 1995-11-15
CIK 881453

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549



FORM 10-Q



Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Quarterly Period Ended September 30, 1995

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


As of October 31, 1995, there were 25,000 shares of outstanding common stock, par value $80 per share, of the registrant, consisting of 100 shares of voting and 24,900 shares of non-voting common stock, all of which were owned by American Skandia Investment Holding Corporation, a wholly-owned subsidiary of Skandia Insurance Company Ltd., a Swedish corporation.






American Skandia Life Assurance Corporation

Table of Contents

                                                               Page
PART I.  FINANCIAL INFORMATION:

      Item 1.  Financial Statements:

            Consolidated Statements of Financial Condition -
                  September 30, 1995 (unaudited)
                  and December 31, 1994                            4

            Consolidated Statements of Operations (unaudited) -
                  Nine months ended September 30, 1995
                  and September 30, 1994                           5

            Consolidated Statements of Operations (unaudited) -
                  Three Months Ended September 30, 1995
                  and September 30, 1994                           6

            Consolidated Statements of Cash Flows (unaudited) -
                  Nine months ended September 30, 1995
                  and September 30, 1994                           7

            Notes to Consolidated Unaudited Financial Statements   8



      Item 2.

            Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations - Nine months ended
                  September 30, 1995                               10


PART II.  OTHER INFORMATION:


      Item 4.  Action Taken by Shareholder                         13

      Item 6.  Exhibits and Reports on Form 8-K                    13

            Signature                                              14

            Exhibit Index                                          15




(2)


PART I.  FINANCIAL INFORMATION


Item 1.

FINANCIAL STATEMENTS

















































(3)

                     AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
            (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                   CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                             SEPTEMBER 30,      DECEMBER 31,
                                                 1995              1994
                                             ------------       ------------

ASSETS                                       (unaudited)

Investments:
   Fixed maturities - at amortized cost    $   10,118,259    $    9,621,865
   Investment in mutual funds -
      at market value                           1,659,577           840,637
   Short-term investments - at amortized cost           0        24,000,000
                                             ------------       -----------

Total investments                              11,777,836        34,462,502

Cash and cash equivalents                       6,261,488        23,909,463
Accrued investment income                         221,053           173,654
Furniture & equipment(net of accum depr. $509)     50,280                 0
Deferred acquisition costs                    236,934,373       174,009,609
Receivable from affiliates                        757,968           459,960
State insurance licenses                        4,900,000         5,012,500
Other assets                                    2,309,064         1,261,513
Separate account assets                     4,208,559,454     2,625,127,128
                                            -------------     -------------

       Total Assets                        $4,471,771,516    $2,864,416,329
                                            =============     =============


LIABILITIES AND SHAREHOLDER'S EQUITY

LIABILITIES:
Reserve for future contractowner benefits  $   27,540,846    $   11,422,381
Annuity policy reserves                        16,512,818        24,054,255
Income tax payable                                      0            36,999
Accounts payable and accrued expenses          28,254,323        31,753,380
Payable to affiliates                           5,234,568           261,552
Payable to reinsurer                           53,531,111        40,105,406
Short-term borrowing-parent                    10,000,000        10,000,000
Surplus notes                                  69,000,000        69,000,000
Deferred contract charges                         356,056           449,704
Separate account liabilities                4,208,559,454     2,625,127,128
                                            -------------     -------------

       Total Liabilities                    4,418,989,176     2,812,210,805
                                            -------------     -------------

SHAREHOLDER'S EQUITY:
Common stock, $80 par, 25,000 shares
  authorized, issued and outstanding            2,000,000         2,000,000
Additional paid-in capital                     72,929,572        71,623,932
Unrealized investment gains and losses            183,225           (41,655)
Foreign exchange translation                     (136,815)                0
Accumulated deficit                           (22,193,642)      (21,376,753)
                                            -------------      ------------

       Total Shareholder's Equity              52,782,340        52,205,524
                                            -------------      ------------

       Total Liabilities and
           Shareholder's Equity            $4,471,771,516    $2,864,416,329
                                            =============     =============

See notes to consolidated unaudited financial statements.


(4)

             AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
   (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                  CONSOLIDATED STATEMENTS OF OPERATIONS
                          (unaudited)
                                           NINE MONTHS     NINE MONTHS
                                               ENDED           ENDED
                                          SEPT 30, 1995   SEPT 30, 1994
                                          -------------   -------------
REVENUES:

Net investment income                     $   1,279,298   $     853,668
Annuity premium income                           27,480         145,000
Annuity charges & fees                       27,438,534      17,701,920
Net realized/unrealized capital losses           28,192          (4,915)
Fee income                                    3,411,409       1,486,229
Other                                            41,488          21,379
                                             ----------      ----------
     Total Revenues                          32,226,401      20,203,281
                                             ----------      ----------

BENEFITS AND EXPENSES:

Benefits:
  Annuity benefits                              347,115         278,239
  Decrease in annuity policy reserves        (5,705,857)      4,735,614
  Return credited to contractowners (net)     9,167,943         (92,661)
                                              ---------       ---------
                                              3,809,201       4,921,192
                                              ---------       ---------
Expenses:
  Underwriting, acquisition and
       other insurance expenses              24,257,570      14,413,682
  Amortization of insurance license             112,500         112,500
  Interest expense                            4,828,709       2,295,450
                                              ---------       ---------
                                             29,198,779      16,821,632
                                             ----------      ----------
     Total Benefits and Expenses             33,007,980      21,742,824
                                             ----------      ----------
Income (loss) from operations
     before federal income taxes               (781,579)     (1,539,543)

     Income taxes                                35,311         117,382
                                             ----------      ----------

Net income (loss)                        $     (816,890) $   (1,656,925)
                                          -------------   -------------

See notes to consolidated unaudited financial statements.

(5)


             AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
  (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

               CONSOLIDATED STATEMENTS OF OPERATIONS
                            (unaudited)
                                     THREE MONTHS      THREE MONTHS
                                         ENDED             ENDED
                                     SEPT 30, 1995     SEPT 30, 1994
                                     -------------     -------------
REVENUES:

Net investment income                $     293,335      $    264,605
Annuity premium income                           0                 0
Annuity charges & fees                  10,564,222         6,806,536
Net realized/unrealized
     capital losses                         44,644            25,914
Fee income                               1,379,998           586,620
Other                                       16,310            18,530
                                     -------------     -------------

     Total Revenues                     12,298,509         7,702,205
                                     -------------     -------------


BENEFITS AND EXPENSES:

Benefits:
  Annuity benefits                          94,534            95,628
  Decrease in annuity policy
      reserves                          (2,104,559)           (5,025)
  Return credited to
     contractowners (net)                4,745,061          (178,664)
                                     -------------     -------------

                                         2,735,036           (88,061)
                                     -------------     -------------

Expenses:
  Underwriting, acquisition and
     other insurance expenses            7,208,417         7,354,402
  Amortization of insurance licensE         37,500            37,500
  Interest expense                       1,619,634           853,694
                                     -------------     -------------

                                         8,865,551         8,245,596
                                     -------------     -------------

     Total Benefits and Expenses        11,600,587         8,157,535
                                     -------------     -------------

Income (loss) from operations
     before federal income taxes           697,922          (455,330)

     Income taxes                           19,610            48,463
                                     -------------     -------------

Net income (loss)                   $     678,312     $     (503,793)
                                     =============     =============

See notes to consolidated unaudited financial statements.
(6)

               AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
       (wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                 CONSOLIDATED STATEMENT OF CASH FLOWS
                            (unaudited)
                                         NINE MONTHS       NINE MONTHS
                                            ENDED             ENDED
                                        SEPT 30, 1995     SEPT 30, 1994
                                        -------------     -------------

CASH FLOW FROM OPERATING ACTIVITIES:
  Net (loss)/gain                       $    (816,890)    $  (1,656,925)
  Adjustments to reconcile net income to net cash
    used in operating activities:
      (Decrease)/increase in policy
          reserves                         (7,541,437)        5,469,691
      Increase in policy and contract claims        0            65,019
      Amortization of bond discount            17,895            16,367
      Amortization of insurance licenses      112,500           112,500
      Increase due to/due from affiliates   4,675,008           356,466
      Change in other assets               (1,097,829)         (860,283)
      Increase in accrued investment
         income                               (47,399)         (153,012)
      Increase in accounts payables        (3,536,056)       (2,300,287)
      Change in deferred acquisition
           cost                           (62,924,764)      (62,449,659)
      Change in deferred contract charges     (93,648)          (37,042)
      Realized (gain)/loss on sale of
         investments                          (28,192)            1,094
      Unrealized gain on mutual funds               0             3,821
                                          -----------      ------------

  Net cash used in operating activities   (71,280,812)      (61,432,250)
                                          -----------      ------------

CASH FLOW FROM INVESTING ACTIVITIES:
  Purchase of fixed maturity investments     (614,289)                0
  Proceeds from maturity of
     fixed maturity investments               100,000                 0
  Purchase of shares in mutual funds       (1,368,059)         (772,934)
  Proceeds from sale of mutual funds          798,073            12,330
  Purchase of short-term investments     (168,500,000)     (479,100,000)
  Proceeds from sale of
     short-term investments               192,500,000       498,500,000
  Change in investments of
     separate account assets           (1,082,573,172)   (1,050,747,442)
                                        -------------     -------------

  Net cash used in investing
     activities                        (1,059,657,447)   (1,032,108,046)
                                        -------------     -------------

CASH FLOW FROM FINANCING ACTIVITIES:
  Capital & surplus contributions
       from parent                          1,172,942                 0
  Short term borrowing                              0                 0
  Surplus notes                                     0        35,000,000
  Payable to reinsurer                     13,425,705        22,253,667
  Proceeds from annuity sales           1,098,691,637     1,054,183,171
                                        -------------     -------------

  Net cash provided by financing
      activities                        1,113,290,284     1,111,436,838
                                        -------------     -------------

Net (decrease)/increase in
     cash & cash equivalents              (17,647,975)       17,896,542
                                          -----------      ------------

Cash and cash equivalents at
     beginning of period                   23,909,463         9,834,854
                                          -----------      ------------

Cash and cash equivalents at
     end of period                       $  6,261,488     $  27,731,396
                                          ===========      ============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Income taxes paid                      $     72,310     $     131,008
                                          ===========      ============

  Interest paid                          $    540,319     $     314,722
                                          ===========      ============

See notes to consolidated unaudited financial statements.
(7)



AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
(a wholly owned subsidiary of
Skandia Insurance Company Ltd.)


Notes to Consolidated Unaudited Financial Statements

September 30, 1995


1.      BASIS OF PRESENTATION

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the financial statements and footnotes thereto in the Company's audited financial statements for the year ended December 31, 1994. Beginning with the third quarter of 1995, the accompanying financial statements are presented on a consolidated basis as a result of the acquisition of the foreign entity, Skandia Vida, S.A. de C.V. Intercompany transactions and balances have been eliminated in consolidation.


2.      FOREIGN ENTITY

      As of July 1995, Skandia Vida, S.A. de C.V. was formed by the ultimate parent Skandia Insurance Company, Ltd., a Swedish corporation. The Company owns 99.9% ownership in Skandia Vida, S.A. de C.V. which is a Mexican life insurance company. This Mexican life insurer is a start up company with expectations of selling long term savings product within Mexico. The assets and liabilities of Skandia Vida, S.A. de C.V. are translated at the period ended exchange rate. The effects of these translation adjustments are reported in a separate component of shareholder's equity. Total shareholder's equity of Skandia Vida, S.A. de C.V. is $1,141,339 as of September 30, 1995.


3.      SURPLUS NOTES

      During 1994, the Company received $49 million from its parent in exchange for four surplus notes, two in the amount of $10 million, one in the amount of $15 million and one in the amount of $14 million, at interest rates of 7.28%, 7.90%, 9.13% and 9.78%, respectively. Interest payable at September 30, 1995 for these notes is $4,850,293.
(8)


      During 1993, the Company received $20 million from its parent in exchange for a surplus note in the amount of $20 million at a 6.84% interest rate. Interest payable at September 30, 1995 is $2,435,800.

      Payment of interest and repayment of principal for these notes require approval of the Commissioner of Insurance of the State of Connecticut.


4.      REINSURANCE

      The Company cedes reinsurance under modified coinsurance arrangements. The reinsurance arrangements provide additional capacity for growth in supporting the cash flow strain from the Company's variable annuity business. The reinsurance is effected under quota share contracts.

      Effective January 1, 1995, the Company reinsured certain mortality risks. These risks result from the Guaranteed Minimum Death Benefit feature in the variable annuity products.

      The effect of the reinsurance agreements on the Company's operations was to reduce annuity charges and fee income, death benefit expense, and reserve exposure. The effect of reinsurance is summarized as follows:

For the period ended September 30, 1995
                   Annuity            Annuity        Return Credited
                Charges & Fees    Policy Reserves   to Contractowners

      Gross      $35,351,011      ($ 1,631,551)      $ 9,534,582
      Ceded        7,912,477         4,074,306           366,639
      Net        $27,438,534      ($ 5,705,857)      $ 9,167,943

For the period ended September 30, 1994

               Annuity
           Charges & Fees
      Gross        $ 21,036,876
      Ceded           3,334,956
      Net          $ 17,701,920

      Such ceded reinsurance does not relieve the Company from its obligations to policyholders. The Company remains liable to its policyholders for the portion reinsured to the extent that any reinsurer does not meet the obligations assumed under the reinsurance agreement.


(9)

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nine months ended September 30, 1995


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

As of July 1995, Skandia Vida, S.A. de C.V. was formed by the ultimate parent Skandia Insurance Company Ltd., a Swedish corporation. The Company owns 99.9% ownership in Skandia Vida, S.A. de C.V. which is a Mexican life insurance company. This Mexican life insurer is a start up company with expectations of selling long term savings product within Mexico. Total shareholder's equity of Skandia Vida, S.A. de C.V. is $1,141,339 as of September 30, 1995.


Results of Operations

The Company's long term business plan was developed reflecting the current sales and marketing approach. The sales volume for the nine month period ended September 30, 1995 and 1994 was $1.099 billion and $1.054 billion, respectively. This represents an increase of 4% compared to the same period last year. This increase is a direct result of an outstanding third quarter sales effort by the Company coupled with an overall increase in the variable annuity marketplace. Assets grew $1.607 billion or 56% since December 31, 1994. This increase is a direct result of the sales volume increasing separate account assets and deferred acquisition costs. Liabilities grew $1.607 billion or 57% as a result of the reserves required for the increased sales activity and increased reinsurance to support the acquisition costs of the Company's variable annuity business.

The Company experienced a net loss of $816,890 after tax for the current period which was in excess of plan. This loss is a result of the asset performance relative to the liability

(10)

structure for the market value adjusted annuity product along with a strengthening of the reserves for this same business due to historically lower spreads in the corporate bond market, as well as a higher than expected general expense relative to sales volume. For the same period last year, the Company experienced a net loss of $1.657 million which was greater than plan as a result of an additional reserving to cover the guaranteed minimum death benefit exposure in the Company's variable annuity contracts.


Revenues:

Increasing volume of annuity sales results in higher assets under management. The fees realized on assets under management has resulted in annuity charges & fees to increase 55% and 133% over the periods ended September 30, 1995 and 1994 respectively.

Net investment income increased 50% and 57% over the periods ended September 30, 1995 and 1994 respectively. This was a result of an increase in the Company's bonds and short term investments throughout the periods.

Fee income increased 130% and 153% for the periods ended September 30, 1995 and 1994 respectively, as a result of income from transfer agency type activities.


Benefits:

Annuity benefits represent payments on annuity contracts with mortality risks, this being the immediate annuity with life contingencies and supplementary contracts with life contingencies.

Increase in annuity policy reserves represent change in reserves for the immediate annuity with life contingencies, supplementary contracts with life contingencies and guaranteed minimum death benefit. During the most recent quarter the Company entered into an agreement to reinsure the guaranteed minimum death benefit exposure on the variable annuity product line. This agreement allows the Company to take a reserve credit for the required reserve on this book of business. The financial result for the period was positively impacted by this transaction in the amount of $4.4 million.

Return credited to contractowners represents revenues on the variable and market value adjusted annuities offset by the benefit payments and change in reserves required on this business. Also included are the benefit payments and change in reserves on immediate annuity contracts without significant mortality risks. The amount for the period September 30, 1995 reflects a lower than expected separate account investment return on the market value adjusted contracts in support of the benefits and required reserves. In addition the result represents a strengthening of the reserves on this product. The reserve strengthening is due to historically lower interest rate spreads that are currently being realized in the corporate bond market.


(11)

Expenses:

Underwriting, acquisition and other insurance expenses is made up of $42.4 million of commissions and $28.1 million of general expenses offset by the net capitalization of deferred acquisition costs totaling $46.2 million. This compares to the same period last year of $33.4 million of commissions and $19.3 million of general expenses offset by the net capitalization of deferred acquisition costs totaling $38.3 million.

Interest expense increased 110% over the same period last year as a result of the increase in surplus notes.


Liquidity and Capital Resources

The liquidity requirement of the Company was met by cash from insurance operations, investment activities and borrowings from the parent.

The Company had significant growth during the nine month period in 1995. The sales volume of $1.099 million was made up of approximately 75% variable annuities which carry a contingent deferred sales charge. This type of product causes a temporary cash strain in that 100% of the proceeds are invested in separate accounts supporting the product leaving a cash (but not capital) strain caused by the acquisition costs for the new business. This cash strain required the Company to look beyond the insurance operations and investments of the Company. The Company extended its reinsurance agreements (initiated in 1993 and 1994) and entered into a third reinsurance agreement, effective May 1, 1995, with a large reinsurer in support of its cash needs. The reinsurance agreements are modified coinsurance arrangements where the reinsurer shares in the experience of a specific book of business. The income and expense items presented above are net of reinsurance.

The Company is reviewing various options to fund the cash strain anticipated from the acquisition costs on the expected future volume.

The tremendous growth of this young organization has depended on capital support from its parent. In 1992 and 1993 the parent contributed the capital needed to provide a strong capital base for the Company's planned future growth.

As of September 30, 1995 and December 31, 1994, shareholder's equity was $52,782,340 and $52,205,524 respectively, which includes the carrying value of the state insurance licenses in the amount of $4,900,000 and $5,012,500 respectively.

The Company has long term surplus notes and short term borrowing with its parent. No dividends have been paid to its parent company.





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


American Skandia Life
Assurance Corporation
(Registrant)


by s/Thomas M. Mazzaferro
Thomas M. Mazzaferro
Executive Vice President and
Chief Financial Officer





November 14, 1995






























(14)




SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


American Skandia Life
Assurance Corporation
(Registrant)


by ________________________
Thomas M. Mazzaferro
Executive Vice President and
Chief Financial Officer





November 14, 1995






























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