Form 10-K
period 1995-12-31
AMERICAN SKANDIA LIFE ASSURANCE CORP/CT
filed 1996-03-29
CIK 881453

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the fiscal year ended 12/31/95             Commission file numbers 33-89564,
                                                   33-89674, 33-59955, 33-89676,
                                                   33-89566, 33-88360, 33-89678,
                                                   33-91400 and 33-91402


                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
             (Exact name of registrant as specified in its charter)
--------------------------------------------------------------------------------

               Connecticut                             06-1241288
               -----------                             ----------
    (State or other jurisdiction of                   IRS Employer
     incorporation or organization)                 Identification No.)


                 One Corporate Drive, Shelton, Connecticut 06484
                 -----------------------------------------------
               (Address of Principal Executive Offices, Zip Code)


Registrant's telephone number, including area code: (203) 926-1888
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:  NONE
Securities registered pursuant to Section 12(g) of the Act:  NONE


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

As of March 25, 1996, there were 25,000 shares of outstanding common stock, par value $80 per share, of the registrant, consisting of 100 shares of voting and 24,900 shares of non-voting all of which were owned by American Skandia Investment Holding Corporation, a wholly-owned subsidiary of Skandia Insurance Company Ltd., a Swedish corporation.





PART I

Item 1.        Business

               American Skandia Life Assurance Corporation ("ASLAC" or "the Company") is a Connecticut corporation with its principal offices in Shelton, Connecticut.

               American Skandia Investment Holding Corporation (the "Parent") owns all of the issued and outstanding shares of the Company's common stock. The Parent is a wholly-owned ultimate subsidiary of Skandia Insurance Company Ltd., a Swedish corporation.

               The Company currently develops and offers annuity products. All annuity products requiring registration as securities are offered through its affiliated broker-dealer company, American Skandia Marketing, Incorporated. ASLAC currently offers single or flexible premium variable and guaranteed maturity deferred annuities and immediate annuities. The Company may, in the future, offer other forms of life and health insurance.

               Annuity contracts represent a contractual obligation to make payments over a given period of time (often measured by the life of the recipient), undertaken by the insurer in return for the payment of either a single premium or a series of scheduled or flexible premiums. The insurer's obligation to pay may commence immediately or be deferred. The amount to be paid may be either fixed or variable. The product is sold to pension plans and individuals, primarily for the management of financial assets and for retirement. Income earned by or credited to a deferred annuity contract generally is not taxed until distributed. For immediate annuities, or annuitized deferred annuities, a portion of each annuity distribution received is taxed as ordinary income to the policyholder, based on the ratio of the investment in the contract to the total distribution expected to be received.

               The  Company is  obligated  to carry in its  statutory  financial statements, as liabilities, actuarial reserves to meet its obligations on outstanding annuity or life insurance contracts. This is required by the life insurance laws and regulations in the jurisdictions in which it does business. Such reserves are based on mortality and/or morbidity tables in general use in the United States. In general, reserves are computed amounts that, with additions from premiums to be received, and with interest on such reserves compounded at certain assumed rates, are expected to be sufficient to meet our contract obligations at their maturities if death occurs in accordance with the mortality tables employed. In the accompanying financial statements these reserves for contract obligations are determined in accordance with generally accepted accounting principles and are included in the separate account liabilities, reserve for future contractowner benefits and annuity policy reserves.

               ASLAC is engaged in a business that is highly competitive due to the large number of insurance companies and other entities competing in the marketing and sale of insurance products. There are approximately 2,300 stock, mutual, and other types of insurance companies in the life insurance business in the United States.

               As of December 31, 1995, the Company had 201 direct salaried employees.

Item 2.        Properties

               The Company occupies office space leased from an affiliate, American Skandia Information Services and Technology Corporation, and believes that the current facilities are satisfactory for its near term needs.

Item 3.        Legal Proceedings

               As of the date of this filing, the Company is not involved in any litigation outside of the ordinary course of business, and knows of no material claims.

Item 4.        Submission of Matters to a Vote of Security Holders

               None


PART II

     Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

               All of ASLAC's outstanding shares are owned by American Skandia Investment Holding Corporation, a wholly-owned subsidiary of Skandia Insurance Company Ltd. The Company did not pay any dividends to its Parent in 1995, 1994 and 1993.

Item 6.        Selected Financial Data

               The following table summarizes information with respect to the operation of the Company. The selected financial data should be read in conjunction with the financial statements and the notes thereto and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation.

                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                   1995            1994            1993           1992         1991
                                                   ----            ----            ----           ----         ----
               Income Statement Data:
               Revenues:
               Net investment income        $    1,600,674  $    1,300,217   $      692,758  $    892,053  $    723,253
               Annuity premium income                    0          70,000          101,643     1,304,629     2,068,452
               Annuity charges and fees*        38,837,358      24,779,785       11,752,984     4,846,134     1,335,079
               Net realized capital
                gains/(losses)                      36,774          (1,942)         330,024       195,848         4,278
               Fee income                        6,205,719       2,111,801          938,336       125,179             0
               Other income                         64,882          24,550            1,269        15,119        45,010
                                            --------------  --------------   --------------  ------------  ------------

               Total revenues               $   46,745,407  $   28,284,411   $   13,817,014  $  7,378,962  $  4,176,072
                                            ==============  ==============   ==============  ============  ============

               Benefits and Expenses:
               Return credited
                 to contractowners              10,612,858        (516,730)         252,132       560,243       235,470
               Cost of minimum death benefit
                 reinsurance                     2,056,606               0                0             0             0
               Annuity benefits                    555,421         369,652          383,515       276,997       107,536
               Increase/(decrease) in annuity
                 policy reserves                (6,778,756)      5,766,003        1,208,454     1,331,278     2,045,722
               Underwriting, acquisition and
                 other insurance expenses       35,970,524      18,942,720        9,547,951    11,338,765     7,294,400

               Interest expense                  6,499,414       3,615,845          187,156             0             0
                                            --------------  --------------   --------------  ------------  ------------

               Total benefits and expenses  $   48,916,067  $   28,177,490   $   11,579,208  $ 13,507,283  $  9,683,128
                                            ==============  ==============   ==============  ============  ============

               Income tax                   $      397,360  $      247,429   $      182,965  $          0  $          0
                                            ==============  ==============   ==============  ============  ============

               Net income (loss)            $   (2,568,020) $     (140,508)  $    2,054,841  $ (6,128,321) $ (5,507,056)
                                            ==============  ==============   ==============  ============  ============

               Balance Sheet Data:
               Total Assets                 $5,021,012,890  $2,864,416,329   $1,558,548,537  $552,345,206  $239,435,675
                                            ==============  ==============   ==============  ============  ============

               Surplus Notes                $  103,000,000  $    69,000,000  $   20,000,000  $          0  $          0
                                            --------------  ===============  ==============  ============  ============

               Shareholder's  Equity        $   59,713,000  $    52,205,524  $   52,387,687  $ 46,332,846  $ 14,292,772
                                            ==============  ===============  ==============  ============  ============

               *On   annuity    sales   of    $1,628,486,000,    $1,372,874,000,
                $890,640,000,  $287,596,000  and  $141,017,000  during the years
                ended   December  31,  1995,   1994,   1993,   1992,  and  1991,
                respectively, with contractowner assets under management of $4,704,044,001, $2,661,161,000, $1,437,554,000, $495,176,000 and
                $217,425,000 as of December 31, 1995, 1994, 1993, 1992 and 1991,
                respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

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

               During 1995, Skandia Vida, S.A. de C.V. was formed by the ultimate parent Skandia Insurance Company Ltd. The Company owns 99.9% ownership in Skandia Vida, S.A. de C.V. which is a life insurance company domiciled in Mexico. This Mexican life insurer is a start up company with expectations of selling long term savings product within Mexico. Total shareholders' equity of Skandia Vida, S.A. de C.V. is $881,648 at December 31, 1995.


               RESULTS OF OPERATIONS

               The Company's long term business plan was developed reflecting the current sales and marketing approach. Annuity sales increased 19%, 54% and 210% in 1995, 1994 and 1993, respectively. The
               Company continues to show significant growth in sales volume and increased market share within the variable annuity industry. Total assets grew 75%, 84% and 182% in 1995, 1994 and 1993, respectively. These increases were a direct result of the substantial sales volume increasing separate account assets and deferred acquisition costs. Liabilities grew 76%, 87%, and 198% in 1995, 1994 and 1993, respectively, as a result of the reserves required for the increased sales activity and borrowing during 1995, 1994 and 1993. The borrowing is needed to fund the acquisition costs of the Company's variable annuity business.

               The Company experienced a net loss after tax in 1995 and 1994, which was in excess of plan. The 1995 result was related to higher than anticipated expense levels and additional reserving requirements on our market value adjusted annuities. The increase in expenses was primarily attributable to improving our service infrastructure and marketing related costs.

               The  1994  loss  is  a  result   of   additional   reserving   of
               approximately $4.6 million to cover the minimum death benefit exposure in the Company's annuity contracts along with higher than expected general expenses relative to sales volume. The additional reserve may be required from time to time, within the variable annuity market place, and is a result of volatility in the financial markets as it relates to the underlying separate account investments. The Company achieved profits in 1993 of $2 million which was expected.

               REVENUES

               Increasing volume of annuity sales results in higher assets under management. The fees realized on assets under management has resulted in annuity charges and fees to increase 57%, 111% and 143% in 1995, 1994 and 1993, respectively.

               Net investment income increased 23% and 88% in 1995 and 1994 respectively, and decreased 22% in 1993. The increase in 1995 is a result of a higher average level of Company bonds and short-term investments. The increase in 1994 is a result of an increase in the Company's bonds and short-term investments, which were $33.6 million and $29.1 million at December 31, 1994 and 1993, respectively. The decrease in 1993 is a result of the need to liquidate investments to support the cash needs required to fund the acquisition costs on the variable annuity business.

               Fee income has increased 194%, 125% and 650% in 1995, 1994 and 1993, respectively, as a result of income from transfer agency type activities.


               BENEFITS

               Annuity benefits represent payments on annuity contracts with mortality risks, this being the immediate annuity with life contingencies and supplementary contracts with life contingencies.

               Increase in annuity policy reserves represent change in reserves for the immediate annuity with life contingencies, supplementary contracts with life contingencies and minimum death benefit. During 1995 the Company entered into an agreement to reinsure the guaranteed minimum death benefit exposure on most of the variable annuity contracts. The costs associated with reinsuring the minimum death benefit reserve approximates the change in the minimum death benefit reserve during 1995, thereby having no significant effect on the statement of operations. The significant increase in 1994 reflects the required increase in the minimum death benefit reserve on variable annuity contracts. This increase covers the escalating death benefit in the product which was further enhanced as a result of poor performance of the underlying mutual funds within the variable annuity contract.

               Return credited to contractowners represents revenues on the variable and market value adjusted annuities offset by the benefit payments and change in reserves required on this business. Also included are the benefit payments and change in reserves on immediate annuity contracts without significant mortality risks. In 1995, the Company earned a lower than anticipated separate account investment return on the market value adjusted contracts in support of the benefits and required reserves. In addition, the 1995 result includes an increase in the required reserves associated with this product.

               The result for 1994 was better than anticipated due to separate account investment return on the market value adjusted contracts being in excess of the benefits and required reserves.

               EXPENSES

               Underwriting, acquisition and other insurance expenses for 1995 is made up of $62.8 million of commissions and $42.2 million of general expenses offset by the net capitalization of deferred acquisition costs totaling $69.2 million. This compares to the same period last year of $46.2 million of commissions and $26.2 million of general expenses offset by the net capitalization of deferred acquisition costs totaling $53.7 million.

               Underwriting, acquisition and other insurance expenses in 1993 were made up of $36.7 million of commissions and $19.3 million of general expenses offset by the net capitalization of deferred acquisition costs totaling $46.3 million.

               Interest expense increased $2.9 million and $3.4 million in 1995 and 1994 respectively as a result of Surplus Notes totaling $103 million and $69 million, at 1995 and 1994, respectively.


               LIQUIDITY AND CAPITAL RESOURCES

               The liquidity requirement of ASLAC was met by cash from insurance operations, investment activities and borrowings from its parent.

               As previously stated, the Company had significant growth during 1995. The sales volume of $1.628 billion was primarily (approximately 80%) variable annuities which carry a contingent deferred sales charge. This type of product causes a temporary cash strain in that 100% of the proceeds are invested in separate accounts supporting the product leaving a cash (but not capital) strain caused by the acquisition cost for the new business. This cash strain required the Company to look beyond the insurance operations and investments of the Company. During 1995, the Company borrowed an additional $34 million from its parent in the form of Surplus Notes and extended the reinsurance agreement (which was initiated in 1993 and 1994) along with entering into a third reinsurance agreement with a large reinsurer in support of its cash needs. The reinsurance agreements are modified coinsurance arrangements where the reinsurer shares in the experience of a specific book of business. The income and expense items presented above are net of reinsurance.

               The Company is reviewing various options to fund the cash strain anticipated from the acquisition costs on the coming years' sales volume.

               The tremendous growth of this young organization has depended on capital support from its parent.

               As of December 31, 1995 and December 31, 1994, shareholder's equity was $59,713,000 and $52,205,524 respectively, which includes the carrying value of the state insurance licenses in the amount of $4,862,500 and $5,012,500 respectively.

               ASLAC has long term surplus notes with its parent and a short term borrowing with an affiliate. No dividends have been paid to its parent company.

Item 8.        Financial Statements and Supplementary Data


                                               FINANCIAL STATEMENTS

                                                       INDEX
                                                                                     Page(s)

               Independent Auditors' Report                                              9

               Statements of Consolidated Financial Condition
                 as of December 31, 1995 and 1994                                       10

               Statements of Consolidated Operations for the
                 Years Ended December 31, 1995, 1994 and 1993                           11

               Statements of Consolidated Shareholder's Equity for the
                 Years Ended December 31, 1995, 1994 and 1993                           12

               Statements of Consolidated Cash Flows for the
                 Years Ended December 31, 1995, 1994 and 1993                           13

               Notes to Consolidated Financial Statements                            14-26

               Schedules are omitted because they are either not applicable or because the information required therein is included in the Notes to Financial Statements.


INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Shareholder of
     American Skandia Life Assurance Corporation
Shelton, Connecticut


We have audited the accompanying consolidated statements of financial condition of American Skandia Life Assurance Corporation (a wholly-owned subsidiary of Skandia Insurance Company Ltd.) as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholder's equity, and cash flows for each of the three years in the period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of American Skandia Life Assurance Corporation as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.





DELOITTE & TOUCHE LLP
New York, New York
March 14, 1996
                                        9


                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION

          (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)


                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                          AS OF DECEMBER 31,
                                                                                   1995                       1994
                                                                           ---------------------      ----------------------

ASSETS

Investments:
   Fixed maturities - at amortized cost                                  $           10,112,705     $             9,621,865
   Investment in mutual funds - at market value                                       1,728,875                     840,637
   Short-term investments - at amortized cost                                        15,700,000                  24,000,000
                                                                           ---------------------      ----------------------

Total investments                                                                    27,541,580                  34,462,502

Cash and cash equivalents                                                            13,146,384                  23,909,463
Accrued investment income                                                               194,074                     173,654
Fixed assets                                                                             82,434                           0
Deferred acquisition costs                                                          270,222,383                 174,009,609
Reinsurance receivable                                                                1,988,042                           0
Receivable from affiliates                                                              860,991                     459,960
Income tax receivable                                                                   563,850                           0
State insurance licenses                                                              4,862,500                   5,012,500
Other assets                                                                          1,589,006                   1,261,513
Separate account assets                                                           4,699,961,646               2,625,127,128
                                                                           ---------------------      ----------------------

              Total Assets                                               $        5,021,012,890     $         2,864,416,329
                                                                           =====================      ======================


LIABILITIES AND SHAREHOLDER'S EQUITY

LIABILITIES:
Reserve for future contractowner benefits                                $           30,493,018     $            11,422,381
Annuity policy reserves                                                              19,386,490                  24,054,255
Income tax payable                                                                            0                      36,999
Accounts payable and accrued expenses                                                32,816,517                  31,753,380
Payable to affiliates                                                                   314,699                     261,552
Payable to reinsurer                                                                 64,995,470                  40,105,406
Short-term borrowing-affiliate                                                       10,000,000                  10,000,000
Surplus notes                                                                       103,000,000                  69,000,000
Deferred contract charges                                                               332,050                     449,704
Separate account liabilities                                                      4,699,961,646               2,625,127,128
                                                                           ---------------------      ----------------------

              Total Liabilities                                                   4,961,299,890               2,812,210,805
                                                                           ---------------------      ----------------------

SHAREHOLDER'S EQUITY:
Common stock, $80 par, 25,000 shares
  authorized, issued and outstanding                                                  2,000,000                   2,000,000
Additional paid-in capital                                                           81,874,666                  71,623,932
Unrealized investment gains and losses                                                  111,359                    (41,655)
Foreign currency translation                                                          (328,252)                           0
Accumulated deficit                                                                (23,944,773)                (21,376,753)
                                                                           ---------------------      ----------------------

              Total Shareholder's Equity                                             59,713,000                  52,205,524
                                                                           ---------------------      ----------------------

              Total Liabilities and Shareholder's                        $        5,021,012,890     $         2,864,416,329
Equity
                                                                           =====================      ======================

                 See notes to consolidated financial statements

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
          (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  FOR THE YEAR ENDED DECEMBER 31,
                                                                            1995                1994                 1993
                                                                       ----------------    ----------------     ---------------

REVENUES:
Annuity charges and fees                                             $      38,837,358   $      24,779,785    $     11,752,984
Fee Income                                                                   6,205,719           2,111,801             938,336
Net investment income                                                        1,600,674           1,300,217             692,758
Annuity premium income                                                               0              70,000             101,643
Net realized capital gains/(losses)                                             36,774             (1,942)             330,024
Other                                                                           64,882              24,550               1,269
                                                                       ----------------    ----------------     ---------------

     Total Revenues                                                         46,745,407          28,284,411          13,817,014
                                                                       ----------------    ----------------     ---------------


BENEFITS AND EXPENSES:
Benefits:
  Annuity benefits                                                             555,421             369,652             383,515
  Increase/(decrease) in annuity policy reserves                           (6,778,756)           5,766,003           1,208,454
  Cost of minimum death benefit reinsurance                                  2,056,606                   0                   0
  Return credited to contractowners                                         10,612,858           (516,730)             252,132
                                                                       ----------------    ----------------     ---------------

                                                                             6,446,129           5,618,925           1,844,101
                                                                       ----------------    ----------------     ---------------

Expenses:
  Underwriting, acquisition and other insurance expenses                    35,820,524          18,792,720           9,397,951
  Amortization of state insurance licenses                                     150,000             150,000             150,000
  Interest expense                                                           6,499,414           3,615,845             187,156
                                                                       ----------------    ----------------     ---------------

                                                                            42,469,938          22,558,565           9,735,107
                                                                       ----------------    ----------------     ---------------

     Total Benefits and Expenses                                            48,916,067          28,177,490          11,579,208
                                                                       ----------------    ----------------     ---------------

Income (loss) from operations before federal income taxes                  (2,170,660)             106,921           2,237,806

     Income tax                                                                397,360             247,429             182,965
                                                                       ----------------    ----------------     ---------------

Net income (loss)                                                    $     (2,568,020)   $       (140,508)    $      2,054,841
                                                                       ================    ================     ===============

                 See notes to consolidated financial statements

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
         (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY

                                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                                         1995               1994                1993
                                                                  -----------------    ---------------     ---------------

Common stock, balance at beginning and end of year              $        2,000,000   $      2,000,000    $      2,000,000
                                                                  -----------------    ---------------     ---------------

Additional paid-in capital:
  Balance at beginning of year                                          71,623,932         71,623,932          67,623,932
  Additional contributions                                              10,250,734                  0           4,000,000
                                                                  -----------------    ---------------     ---------------

  Balance at end of year                                                81,874,666         71,623,932          71,623,932
                                                                  -----------------    ---------------     ---------------

Unrealized investment gains and losses:
  Balance at beginning of year                                            (41,655)                  0                   0
  Change in unrealized investment gains and losses                         153,014           (41,655)                   0
                                                                  -----------------    ---------------     ---------------

  Balance at end of year                                                   111,359           (41,655)                   0
                                                                  -----------------    ---------------     ---------------

Foreign currency translation:
  Balance at beginning of year                                                   0                  0                   0
  Change in foreign currency translation                                 (328,252)                  0                   0
                                                                  -----------------    ---------------     ---------------

  Balance at end of year                                                 (328,252)                  0                   0
                                                                  -----------------    ---------------     ---------------

Accumulated deficit:
  Balance at beginning of year                                        (21,376,753)       (21,236,245)        (23,291,086)
  Net income (loss)                                                    (2,568,020)          (140,508)           2,054,841
                                                                  -----------------    ---------------     ---------------

  Balance at end of year                                              (23,944,773)       (21,376,753)        (21,236,245)
                                                                  -----------------    ---------------     ---------------


      TOTAL SHAREHOLDER'S EQUITY                                $       59,713,000   $     52,205,524    $     52,387,687
                                                                  =================    ===============     ===============

                 See notes to consolidated financial statements

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
         (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  FOR THE YEAR ENDED DECEMBER 31,
                                                                            1995                 1994                 1993
                                                                      ------------------  -------------------   -----------------
CASH FLOW FROM OPERATING ACTIVITIES:

  Net income (loss)                                                 $       (2,568,020)   $        (140,508)    $      2,054,841
  Adjustments  to  reconcile  net  income  (loss) to net cash used in  operating activities:
      (Decrease)/increase in annuity policy reserves                        (4,667,765)            6,004,603           4,223,289
      Decrease in policy and contract claims                                          0                    0            (52,400)
      Amortization of bond discount                                              23,449               21,964               6,754
      Amortization of state insurance licenses                                  150,000              150,000             150,000
      (Decrease)/increase in due to/from affiliates                           (347,884)              256,779           (397,125)
      Change in income tax payable/receivable                                 (600,849)               36,999                   0
      Increase in other assets                                                (409,927)            (742,041)           (220,172)
      (Increase)/decrease in accrued investment income                         (20,420)             (44,847)             154,902
      Change in reinsurance receivable                                      (1,988,042)                    0                   0
      Increase in accounts payables and accrued expenses                      1,063,137           13,396,502          14,005,962
      Change in deferred acquisition costs                                 (96,212,774)         (83,986,073)        (57,387,042)
      Change in deferred contract charges                                     (117,654)             (71,117)              13,898
      Change in foreign currency translation                                  (328,252)                    0                   0
      Realized (gain)/loss on sale of investments                              (36,774)                1,942           (330,024)
                                                                      ------------------  -------------------   -----------------

  Net cash used in operating activities                                   (106,061,775)         (65,115,797)        (37,777,117)
                                                                      ------------------  -------------------   -----------------

CASH FLOW FROM INVESTING ACTIVITIES:

  Purchase of fixed maturity investments                                      (614,289)          (1,989,120)         (6,847,630)
  Proceeds from the maturity of fixed maturity investments                      100,000            2,010,000                   0
  Proceeds from the sale of fixed maturity investments                                0                    0          10,971,574
  Purchase of shares in mutual funds                                        (1,566,194)            (922,822)                   0
  Proceeds from sale of shares in mutual funds                                  867,744               38,588                   0
  Purchase of short-term investments                                      (202,700,000)        (513,100,000)     (1,207,575,307)
  Sale of short-term investments                                            211,000,000          508,500,000       1,202,333,907
  Investments in separate accounts                                      (1,609,415,439)      (1,365,775,177)       (890,125,018)
                                                                      ------------------  -------------------   -----------------

  Net cash used in investing activities                                 (1,602,328,178)      (1,371,238,531)       (891,242,474)
                                                                      ------------------  -------------------   -----------------

CASH FLOW FROM FINANCING ACTIVITIES:

  Capital contributions from parent                                          10,250,734                    0           4,000,000
  Surplus notes                                                              34,000,000           49,000,000          20,000,000
  Short-term borrowing                                                                0                    0          10,000,000
  Increase in payable to reinsurer                                           24,890,064           28,555,190          11,550,216
  Proceeds from annuity sales                                             1,628,486,076        1,372,873,747         890,639,947
                                                                      ------------------  -------------------   -----------------

  Net cash provided by financing activities                               1,697,626,874        1,450,428,937         936,190,163
                                                                      ------------------  -------------------   -----------------

Net increase/(decrease) in cash and cash equivalents                       (10,763,079)           14,074,609           7,170,572

Cash and cash equivalents at beginning of year                               23,909,463            9,834,854           2,664,282
                                                                      ------------------  -------------------   -----------------

Cash and cash equivalents at end of year                            $        13,146,384 $         23,909,463  $        9,834,854
                                                                      ==================  ===================   =================

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Income taxes paid                                                   $           995,496 $            161,398  $          169,339
                                                                      ==================  ===================   =================

Interest paid                                                       $           540,319 $            557,639  $          111,667
                                                                      ==================  ===================   =================

                 See notes to consolidated financial statements

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                          (a wholly-owned subsidiary of
                         Skandia Insurance Company Ltd.)

                   Notes to Consolidated Financial Statements


1.       BUSINESS OPERATIONS

         American Skandia Life Assurance Corporation (the "Company") is a wholly-owned subsidiary of American Skandia Investment Holding Corporation (the "Parent"), which in turn is a wholly-owned subsidiary of Skandia Insurance Company Ltd., a Swedish corporation.

         The Company develops annuity products and issues its products through its affiliated broker/dealer company, American Skandia Marketing, Incorporated. The Company currently issues variable, fixed, market value adjusted and immediate annuities.

         During 1995, Skandia Vida, S.A. de C.V. was formed by the ultimate parent Skandia Insurance Company Ltd. The Company owns 99.9% ownership in Skandia Vida, S.A. de C.V. which is a life insurance company domiciled in Mexico. This Mexican life insurer is a start up company with expectations of selling long term savings product within Mexico.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


         A.       Basis of Reporting
                  ------------------

                  The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles. Intercompany transactions and balances have been eliminated in consolidation.

         B.       Investments
                  -----------

                  The Company has classified its fixed maturity investments as held to maturity as the Company has the ability and intent to hold those investments to maturity. Such investments are carried at amortized cost.

                  The Company has classified its mutual fund investments as available for sale. Such investments are carried at market value and changes in unrealized gains and losses are reported as a component of shareholder's equity.

                  Short-term investments are reported at cost which approximates market value.

                  Realized gains and losses on disposal of investments are determined by the specific identification method and are included in revenues.

                  The Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities", effective January 1, 1994. The adoption of SFAS No. 115 had no impact on the Company's financial statements.

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                          (a wholly-owned subsidiary of
                         Skandia Insurance Company Ltd.)

             Notes to Consolidated Financial Statements (continued)


         C.       Cash Equivalents
                  ----------------

                  The  Company   considers   all  highly  liquid  time  deposits
                  purchased with a maturity of three months or less to be cash equivalents.

         D.       State Insurance Licenses
                  ------------------------

                  Licenses to do business in all states have been capitalized and reflected at the purchase price of $6 million less accumulated amortization. The cost of the licenses is being amortized over 40 years.

         E.       Fixed Assets
                  ------------

                  Fixed Assets consisting of furniture, equipment and leasehold improvements are carried at cost and depreciated on a straight line basis over a period of three to five years. Accumulated depreciation at December 31, 1995 and related depreciation expense for the year ended December 31, 1995 was $3,749.

         F.       Recognition of Revenue and Contract Benefits
                  --------------------------------------------

                  Annuity contracts without significant mortality risk, as defined by Financial Accounting Standard No. 97, are classified as investment contracts (variable, market value adjusted and certain immediate annuities) and those with mortality risk (immediate annuities) as insurance products. The policy of revenue and contract benefit recognition is described below.

                  Revenues for variable annuity contracts consist of charges against contractowner account values for mortality and expense risks and administration fees and an annual maintenance fee per contract. Benefit reserves for variable annuity contracts represent the account value of the contracts, and are included in the separate account liabilities.

                  Revenues for market value adjusted annuity contracts consist of separate account investment income reduced by benefit payments and change in reserves in support of contractowner obligations, all of which is included in return credited to contractowners. Benefit reserves for these contracts represent the account value of the contracts, and are included in the general account liability for future contractowner benefits to the extent in excess of the separate account liabilities.

                  Revenues for immediate annuity contracts without life contingencies consist of net investment income. Revenues for immediate annuity contracts with life contingencies consist of single premium payments recognized as annuity considerations when received. Benefit reserves for these contracts are based on the Society of Actuaries 1983 - a Table with an assumed interest rate of 8.25%.

                  Annuity   sales  were   $1,628,486,000,   $1,372,874,000   and
                  $890,640,000  for 1995, 1994 and 1993,  respectively.  Annuity contract assets under management were $4,704,044,000, $2,661,161,000 and $1,437,554,000 at December 31, 1995, 1994
                  and 1993, respectively.

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                          (a wholly-owned subsidiary of
                         Skandia Insurance Company Ltd.)

             Notes to Consolidated Financial Statements (continued)

         G.       Deferred Acquisition Costs
                  --------------------------

                  The costs of acquiring new business, which vary with and are primarily related to the production of new business, are being amortized in relation to the present value of estimated gross profits. These costs include commissions, cost of contract issuance, and certain selling expenses that vary with production. Details of the deferred acquisition costs for the years ended December 31 follow:


                                                              1995             1994              1993
                                                              ----             ----              ----

                  Balance at beginning of year             $174,009,609    $ 90,023,536        $32,636,494

                  Acquisition costs deferred
                  during the year                           106,063,698      85,801,180         59,676,296

                  Acquisition costs amortized
                  during the year                             9,850,924       1,815,107          2,289,254
                                                          -------------  ---------------     -------------

                  Balance at end of year                   $270,222,383    $174,009,609        $90,023,536
                                                           ============    =============       ===========

         H.       Deferred Contract Charges
                  -------------------------

                  Certain contracts are assessed a front-end fee at the time of issue. These fees are deferred and recognized in income in relation to the present value of estimated gross profits of the related contracts. Details of the deferred contract charges for the years ended December 31 follow:

                                                               1995              1994             1993
                                                               ----              ----             ----

                  Balance at beginning of year                 $449,704         $520,821          $506,923

                  Contract charges deferred
                  during the year                                21,513           87,114           144,537

                  Contract charges amortized
                  during the year                               139,167          158,231           130,639
                                                              ---------        ---------         ---------

                  Balance at end of year                       $332,050         $449,704          $520,821
                                                               ========         ========          ========

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                          (a wholly-owned subsidiary of
                         Skandia Insurance Company Ltd.)

             Notes to Consolidated Financial Statements (continued)


         I.       Separate Accounts
                  -----------------

                  Assets and liabilities in Separate Account are shown as separate captions in the consolidated statement of financial condition. The assets consist of long-term bonds, investments in mutual funds and short-term securities, all of which are carried at market value.

                  Included in Separate Account liabilities is $586,233,752 and $259,556,863 at December 31, 1995 and 1994, respectively, relating to annuity contracts for which the contractholder is guaranteed a fixed rate of return. Separate Account assets of $588,835,051 and $269,488,557 at December 31, 1995 and 1994,
                  respectively, consisting of long term bonds, short term securities, transfers due from general account and cash are in support of these annuity contracts, as pursuant to state regulation.

         J.       Income taxes
                  ------------

                  The Company is included in the consolidated federal income tax return with all Skandia Insurance Company Ltd. subsidiaries in the U.S. The federal and state income tax provision is computed on a separate return basis in accordance with the provisions of the Internal Revenue Code, as amended. Prior to 1995, the Company filed a separate federal income tax return.

         K.       Translation of Foreign Currency
                  -------------------------------

                  The financial position and results of operations of the Company's foreign operations are measured using local currency as the functional currency. Assets and liabilities of the operations are translated at the exchange rate in effect at each year-end. Statements of operations and shareholder's equity accounts are translated at the average rate prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included in shareholder's equity.

         L.       Estimates
                  ---------

                  The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates and assumptions are related to deferred acquisition costs and involve policy lapses, investment return and maintenance expenses. Actual results could differ from those estimates.

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                          (a wholly-owned subsidiary of
                         Skandia Insurance Company Ltd.)

             Notes to Consolidated Financial Statements (continued)

         M.       Reinsurance
                  -----------

                  The Company cedes reinsurance under modified co-insurance arrangements. The reinsurance arrangements provides additional capacity for growth in supporting the cash flow strain from the Company's variable annuity business. The reinsurance is effected under quota share contracts.

                  Effective January 1, 1995, the Company reinsured certain mortality risks. These risks result from the guaranteed minimum death benefit feature in the variable annuity products.

3.       INVESTMENTS

         The carrying value (amortized cost), gross unrealized gains (losses) and estimated market value of investments in fixed maturities by category as of December 31, 1995 and 1994 are shown below. All securities held at December 31, 1995 are publicly traded.

         Investments in fixed maturities as of December 31, 1995 consist of the following:

                                                            Gross               Gross
                                       Amortized         Unrealized          Unrealized              Market
                                         Cost               Gains              Losses                 Value
         U.S. Government
         Obligations                   $ 4,304,731         $183,201              $1,778             $4,486,154

         Obligations of
         State and Political
         Subdivisions                      256,095                0               3,165                252,930

         Corporate
         Securities                      5,551,879           13,252                 346              5,564,785
                                     -------------       ----------            --------           ------------

         Totals                        $10,112,705         $196,453              $5,289            $10,303,869
                                       ===========         ========              ======            ===========

         The amortized cost and market value of fixed maturities, by contractual maturity, at December 31, 1995 are shown below.

                                                        Amortized                        Market
                                                          Cost                            Value

         Due in one year or less                     $    379,319                    $    393,745

         Due after one through five years               6,358,955                       6,519,880

         Due after five through ten years               3,374,431                       3,390,244
                                                     ------------                   -------------

                                                      $10,112,705                     $10,303,869
                                                      ===========                     ===========

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                          (a wholly-owned subsidiary of
                         Skandia Insurance Company Ltd.)

             Notes to Consolidated Financial Statements (continued)


         Investments in fixed maturities as of December 31, 1994 consist of the following:

                                                           Gross               Gross
                                       Amortized         Unrealized          Unrealized              Market
                                         Cost               Gains              Losses                 Value
         U.S. Government
         Obligations                    $3,796,390           $2,119            $156,759             $3,641,750

         Obligations of
         State and Political
         Subdivisions                      261,852                0               9,156                252,696

         Corporate
         Securities                      5,563,623                0             547,023              5,016,600
                                       -----------       ----------           ---------            -----------

         Totals                         $9,621,865           $2,119            $712,938             $8,911,046
                                        ==========           ======            ========             ==========

         Proceeds from maturities and sales of fixed maturity investments during 1995, 1994 and 1993, were $100,000, $2,010,000 and $10,971,574, respectively.


         Gross gains and gross losses realized were as follows:

                                  Gross                 Gross
                                  Gains                Losses
                                  -----                ------

         1995              $           0           $         0

         1994              $           0           $         0

         1993                   $329,000           $         0

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                          (a wholly-owned subsidiary of
                         Skandia Insurance Company Ltd.)

             Notes to Consolidated Financial Statements (continued)

         The  cost,   gross  unrealized  gains  (losses)  and  market  value  of investments in mutual funds at December 31, 1995 and 1994 are shown below:

                                                            Gross               Gross
                                                         Unrealized          Unrealized          Market
                                         Cost               Gains              Losses             Value

         1995                        $1,617,516            $111,686           $     327         $1,728,875
                                     ==========            ========           =========         ==========

         1994                        $  882,292            $  4,483           $  46,138         $  840,637
                                     ==========            ========           =========         ==========

         Proceeds from sales of investments in mutual funds during 1995 and 1994 were $867,744 and $38,588.

         Mutual fund gross gains and gross losses were as follows:

                                  Gross                 Gross
                                  Gains                Losses
                                  -----                ------

         1995                    $65,236               $28,462
                                 =======               =======

         1994                   $    510               $ 2,452
                                ========               =======

4.       NET INVESTMENT INCOME

         Additional information with respect to net investment income for the years ended December 31, 1995, 1994 and 1993 is as follows:

                                                       1995                    1994                    1993
                                                       ----                    ----                    ----
         Fixed Maturities                          $   629,743             $   616,987               $409,552
         Mutual Funds                                   59,895                  12,049                      0
         Short-Term Investments                        256,351                 142,421                394,545
         Cash and Cash Equivalents                     730,581                 633,298                 15,034
         Interest on Policy Loans                        4,025                   1,275                  1,015
                                                 -------------           -------------             ----------

         Total Investment Income                     1,680,595               1,406,030                820,146

         Investment Expenses                            79,921                 105,813                127,388
                                                  ------------             -----------              ---------

         Net investment income                      $1,600,674              $1,300,217               $692,758
                                                    ==========              ==========               ========

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                          (a wholly-owned subsidiary of
                         Skandia Insurance Company Ltd.)

             Notes to Consolidated Financial Statements (continued)

5.       INCOME TAXES

         Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's deferred tax balance as of December 31, 1995 and 1994, are as follows:

                                                                    1995                  1994
                                                                    ----                  ----
         Deferred Tax (Liabilities):
             Deferred acquisition costs                         ($57,399,960)         ($37,885,053)
             Payable to reinsurer                                (19,802,861)          (12,754,591)
             Unrealized investment gains and losses                  (38,976)               14,579
             Other                                                  (308,304)             (214,505)
                                                              --------------        --------------

             Total                                              ($77,550,101)         ($50,839,570)
                                                                ------------          ------------

         Deferred Tax Assets:
             Deferred contract charge                          $     116,218         $     157,396
             Net separate account liabilities                     72,024,094            51,637,155
             Reserve for future contractowner benefits            10,672,556             3,997,833
             Net operating loss carryforward                               0             1,813,670
             AMT credit carryforward                                 286,094                     0
             Foreign exchange translation                            114,888                     0
             Other                                                 3,661,104               878,030
                                                                ------------         -------------

             Total                                               $86,874,954           $58,484,084
                                                                 -----------           -----------

             Net before valuation allowance                     $  9,324,853          $  7,644,514

             Valuation allowance                                  (9,324,853)           (7,644,514)
                                                                ------------          ------------

             Net deferred tax balance                      $               0     $               0
                                                           -----------------     -----------------

         The significant components of federal tax expense are as follows:

                                                              1995               1994               1993
                                                              ----               ----               ----

         Current tax expense                              $   394,648          $184,771           $182,965

         Deferred tax benefit:
             (exclusive of the effects of
             the change in valuation allowance)            (1,680,339)         (365,288)          (404,480)

         Change in valuation allowance                      1,680,339           365,288            404,480
                                                          -----------        ----------          ---------

         Total deferred tax expense                                 0                 0                  0
                                                         ------------        ----------          ---------

         Total income tax expense                        $    394,648          $184,771           $182,965

                                                         ============          ========           ========

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                          (a wholly-owned subsidiary of
                         Skandia Insurance Company Ltd.)

             Notes to Consolidated Financial Statements (continued)

         The state income tax expense was $2,712 and $62,658 for the years ended 1995 and 1994, respectively.

         The federal income tax expense was different from the amount computed by applying the federal statutory tax rate of 35% to pre-tax income from continuing operations as follows:

                                                               1995              1994               1993
                                                               ----              ----               ----
         Income (loss) before taxes                        ($2,170,660)        $106,921         $2,237,806
             Income tax rate                                        35%              35%                35%
                                                           ------------       ----------        -----------

         Tax expense at federal
             statutory income tax rate                        (759,731)          37,422            783,232

         Tax effect of:

             Permanent tax differences                        (253,101)         (82,188)            63,535

             Difference between financial
                statement and taxable income                 2,986,464        3,161,331          2,414,254

             Utilization of net operating
                loss carryforwards                          (1,487,144)      (3,116,565)        (3,261,021)

             Utilization of AMT credits                        (91,840)               0                  0

         Alternative minimum tax                                     0          184,771            182,965
                                                        --------------      -----------        -----------

         Income tax expense                                $   394,648       $  184,771         $  182,965
                                                           ===========       ==========         ==========

6.       RELATED PARTY TRANSACTIONS

         Certain operating costs (including personnel, rental of office space, furniture, and equipment) and investment expenses have been charged to the Company at cost by American Skandia Information Services and Technology Corporation, an affiliated company; and likewise, the Company has charged operating costs to American Skandia Investment Services, Incorporated, an affiliated company. Income received for these items was $396,573, $248,799 and $146,134 for the years ended December 31, 1995, 1994 and 1993, respectively. The total cost to the Company for these items was $12,687,337, $8,524,840 and $3,537,566 for the years ended December 31, 1995, 1994 and 1993, respectively. Amounts receivable from affiliates under this arrangement were $857,156 and $317,285 as of December 31, 1995 and 1994, respectively. Amounts payable to affiliates under this arrangement were $304,525 and $261,552 as of December 31, 1995 and 1994, respectively.

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                          (a wholly-owned subsidiary of
                         Skandia Insurance Company Ltd.)

             Notes to Consolidated Financial Statements (continued)

7.       LEASES

         The Company leases office space under a lease agreement established in 1989 with an affiliate (American Skandia Information Services and Technology Corporation). The lease expense for 1995, 1994 and 1993 was $1,265,771, $961,080 and $280,363, respectively. Future minimum lease payments per year and in aggregate as of December 31, 1995 are as follows:

                           1996                               1,178,550
                           1997                               1,178,550
                           1998                               1,178,550
                           1999                               1,178,550
                           2000 and thereafter                6,831,312
                                                            -----------

                           Total                            $11,545,512
                                                            ===========

8.       RESTRICTED ASSETS

         In order to comply with certain state insurance departments' requirements, the Company maintains bonds/notes on deposit with various states. The carrying value of these deposits amounted to $3,267,357 and $3,410,135 as of December 31, 1995, and 1994, respectively. These deposits are required to be maintained for the protection of contractowners within the individual states.

9.       RETAINED EARNINGS AND DIVIDEND RESTRICTIONS

         Statutory basis shareholder's equity was $132,493,899, $95,001,971 and $60,666,243 at December 31, 1995, 1994 and 1993, respectively.

         The statutory basis net income (loss) was ($7,183,003), ($9,789,297) and $387,695 for the years ended December 31, 1995, 1994 and 1993, respectively.

         Under state insurance laws, the maximum amount of dividends that can be paid shareholders without prior approval of the state insurance departments is subject to restrictions relating to statutory surplus and net gain from operations. At December 31, 1995, no amounts may be distributed without prior approval.

10.      EMPLOYEE BENEFITS

         In 1989, the Company established a 401(k) plan for which substantially all employees are eligible. Company contributions to this plan on behalf of the participants were $627,161, $431,559 and $250,039 for the years ended December 31, 1995, 1994 and 1993, respectively.

         The Company has a long-term incentive plan where units are awarded to executive officers and other personnel. The program consists of multiple plans. A new plan is instituted each year. Generally, participants must remain employed by the Company or its affiliates at the time such units are payable in order to receive any payments under the plan. The accrued liability representing the value of these units is $4,600,831 and $1,564,407 as of December 31, 1995 and 1994,
         respectively.
                                       23

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                          (a wholly-owned subsidiary of
                         Skandia Insurance Company Ltd.)

             Notes to Consolidated Financial Statements (continued)

         In 1994, the Company established a deferred compensation plan which is available to the internal field marketing staff and certain officers. Company contributions to this plan on behalf of the participants were $139,209 in 1995 and $106,882 in 1994.

11.      REINSURANCE

         The effect of the reinsurance agreements on the Company's operations was to reduce annuity charges and fee income, death benefit expense and policy reserves. The effect of reinsurance for the years ended December 31, 1995, 1994 and 1993 are as follows:

                                                     1995
----------------------------------------------------------------------------------------------
                                Annuity            Change in Annuity         Return Credited
                           Charges and Fees         Policy Reserves         to Contractowners
                           ----------------         ---------------         -----------------

         Gross                $50,334,280            ($4,790,714)             $10,945,831
         Ceded                 11,496,922               1,988,042                 332,973
                            -------------            -------------          -------------
         Net                  $38,837,358            ($6,778,756)             $10,612,858
                              ===========            ===========              ===========

                                1994                      1993
                           ----------------        ----------------
                                Annuity                 Annuity
                           Charges and Fees        Charges and Fees
                           ----------------        ----------------

         Gross                $30,116,166             $12,446,277
         Ceded                  5,336,381                  693,293
                            -------------            -------------
         Net                  $24,779,785             $11,752,984
                              ===========             ===========


         Such ceded reinsurance does not relieve the Company from its obligations to policyholders. The Company remains liable to its policyholders for the portion reinsured to the extent that any reinsurer does not meet the obligations assumed under the reinsurance agreements.

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                          (a wholly-owned subsidiary of
                         Skandia Insurance Company Ltd.)

             Notes to Consolidated Financial Statements (continued)

12.      SURPLUS NOTES

         During 1995, the Company received $34 million from its parent in exchange for three surplus notes. The amounts were $10 million, $15 million and $9 million, at interest rates of 7.52%, 7.49% and 7.47%, respectively. Interest expense for these notes was $83,281 for the year ended December 31, 1995.

         During 1994, the Company received $49 million from its parent in exchange for four surplus notes, two in the amount of $10 million, one in the amount of $15 million and one in the amount of $14 million, at interest rates of 7.28%, 7.90%, 9.13% and 9.78%, respectively. Interest expense for these notes was $4,319,612 and $1,618,504 for the years ended December 31, 1995 and 1994, respectively.

         During 1993, the Company received $20 million from its parent in exchange for a surplus note in the amount of $20 million at a 6.84%
         interest rate. Interest expense for this note was $1,387,000, $1,387,000 and $11,400 for the years ended December 31, 1995, 1994 and 1993, respectively.

         Payment of interest and repayment of principal for these notes requires approval by the Commissioner of the State of Connecticut. In 1995, approval was granted for the payment of surplus note interest with the stipulation that it be funded through a capital contribution from the Parent.

13.      SHORT-TERM BORROWING

         During 1993, the Company received a $10 million loan from Skandia AB, a Swedish affiliate. Upon the last renewal the loan became payable to the Parent rather than Skandia AB. The loan matures on March 6, 1996 and bears interest at 6.75.%. The total interest expense to the Company was $709,521, $569,618 and $149,861 for the years ended December 31, 1995,
         1994 and 1993, respectively, of which $219,375 and $50,174 was payable as of December 31, 1995 and 1994, respectively.

14.      CONTRACT WITHDRAWAL PROVISIONS

         Approximately 98% of the Company's separate account liabilities are subject to discretionary withdrawal with market value adjustment by contractholders. Separate account assets which are carried at market value are adequate to pay such withdrawals which are generally subject to surrender charges ranging from 7.5% to 1% for contracts held less than 7 years.

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                          (a wholly-owned subsidiary of
                         Skandia Insurance Company Ltd.)

             Notes to Consolidated Financial Statements (continued)

15.      QUARTERLY FINANCIAL DATA (UNAUDITED)

         The  following  table  summarizes   information  with  respect  to  the
         operations of the Company.

                                                                             Three Months Ended
                                                                             ------------------
                1995                              March 31            June 30         September 30       December 31
                ----                              --------            -------         ------------       -----------

         Premiums and other insurance
            revenues                            $  8,891,903          $10,066,478      $11,960,530       $14,189,048
         Net investment income                       551,690              434,273          293,335           321,376
         Net realized capital gains (losses)         (16,082)                (370)          44,644             8,582
                                               -------------     ----------------   --------------   ---------------
         Total revenues                         $  9,427,511          $10,500,381      $12,298,509       $14,519,006
                                                ============          ===========      ===========       ===========

         Benefits and expenses                   $11,438,798         $  9,968,595      $11,600,587       $15,908,087
                                                 ===========         ============      ===========       ===========

         Net income (loss)                      ($ 2,026,688)       $     531,486    $     678,312       ($1,751,130)
                                                 ============       =============    =============       ===========

                                                                             Three Months Ended
                1994                              March 31            June 30         September 30       December 31
                ----                              --------            -------         ------------       -----------
         Premiums and other insurance
            revenues                              $5,594,065           $6,348,777       $7,411,686        $7,631,608
         Net investment income                       252,914              336,149          264,605           446,549
         Net realized capital gains (losses)               0              (30,829)          25,914             2,973
                                            -----------------       -------------    --------------    -------------
         Total revenues                           $5,846,979           $6,654,097       $7,702,205        $8,081,130
                                                  ==========           ==========       ==========        ==========

         Benefits and expenses                    $5,701,460           $7,883,829       $8,157,535        $6,434,666
                                                  ==========           ==========       ==========        ==========

         Net income (loss)                       $   104,636          ($1,257,768)       ($503,793)       $1,516,417
                                                 ============         ===========        =========        ==========

                                                    o o o o o o


PART III

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

               None


Item 10.       Directors and Executive Officers of the Registrant

               Information contained in "Executive Officers and Directors" of the Company's registration statement on Form S-1, (Reg. #333-00941) is incorporated herein by reference.


Item 11.       Executive Compensation

               Summary Compensation Table: The summary table below summarizes the compensation payable to the Chief Executive Officer and to the most highly compensated of our executive officers whose compensation exceeded $100,000 in 1995.

               Name and Principal                                 Annual         Annual        Other Annual
               Position                          Year             Salary          Bonus        Compensation

               Jan R. Carendi                    1995            $200,315
               Chief Executive Officer           1994             170,569
                                                 1993             214,121

               Gordon C. Boronow                 1995            $157,620
               President & Chief                 1994             129,121
                 Operating Officer               1993             123,788

               Lincoln R. Collins                1995            $156,550
               Senior Vice President             1994              92,700
                 Product Management              1993              72,100

               N. David Kuperstock               1995            $133,120
               Vice President, Product           1994             103,000
                 Development                     1993              88,864

               Bayard F. Tracy                   1995            $168,052
               Senior Vice President             1994             127,050
                 Institutional Sales             1993             123,363

               Long-Term Incentive Plans - Awards in the last fiscal year: The following table provides information regarding our long-term incentive plan. Units are awarded to executive officers and other personnel. The table shows units awarded to our Chief Executive Officer and the most highly compensated of our executive officers whose compensation exceeded $100,000 in the fiscal year immediately preceding the date of this submission. This program is designed to induce participants to remain with the Company over long periods of time and to tie a portion of their compensation to the fortunes of the Company.

               Currently, the program consists of multiple plans. A new plan may be instituted each year. Participants are awarded units at the beginning of a plan. Generally, participants must remain employed by the Company or its affiliates at the time such
               units are  payable in order to receive  any   payments   under
               the  plan.   There  are  certain exceptions, such as in cases of
               retirement or death.

               Changes in the value of units reflect changes in the "embedded value" of the Company. "Embedded value" is the net asset value of the Company (valued at market value and not including the present value of future profits), plus the present value of the anticipated future profits (valued pursuant to state insurance law) on its existing contracts. Units will not have any value for participants if the embedded value does not increase by certain target percentages during the first four years of a plan. The target percentages may differ between each plan. Any amounts available under a plan are paid out in the fifth through eighth years of a plan. Payments will be postponed if the payment would exceed 20% of any profit (as determined under state insurance law) earned by the company in the prior fiscal year or 30% of the individual's current year salary. The amount to be received by a participant at the time any payment is due will be the then current number of units payable multiplied by the then current value of such units.

                                            Number    Period until                   Estimated Future Payouts
               Name                       of Units        Payout             Threshold      Target       Maximum

               Jan R. Carendi              120,000        Various                            $648,060

               Gordon C. Boronow           110,000        Various                            $561,558

               Lincoln R. Collins           36,750        Various                            $198,807

               N. David Kuperstock          32,000        Various                            $200,968

               Bayard E. Tracy              52,500        Various                            $286,263

               The following directors were compensated as shown below in 1995:

                             Jan R. Carendi                               0

                             Gordon C. Boronow                            0

                             Malcolm M. Campbell                     $4,000

                             C. Henrik G. Danckwardt                 $4,000

                             Wade A. Dokken                               0

                             Thomas M. Mazzaferro                         0

                             Gunnar J. Moberg                           $2,500

                             Anders O. Soderstrom                         0

                             Amanda C. Sutyak                             0

                             Claes Ake Svensson                           0

                             Bayard F. Tracy                              0

Item 12.       Security Ownership of Certain Beneficial Owners and Management

               None


Item 13.       Certain Relationships and Related Transactions

               None

PART IV

Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K

               (1)    Financial Statements                                      See Index to Financial
                                                                                Statements of Page 6

               (2)    Financial Statement Schedules                             None

               (3)    Exhibits

                      (3) Articles of Incorporation and By-Laws                 Incorporated by reference to
                                                                                the Company's Form N-4
                                                                                (Reg. #33-19363)

               (4)    Instruments defining the right of                         Incorporated by reference to
                      security holders including indentures                     the Company's Forms N-4
                                                                                (Reg. #33-19363, #33-44436,
                                                                                #33-56770, #33-47753,
                                                                                #33-71118 and #33-47976)

               (9)    Voting Trust Agreement                                    None

              (10)    Material Contracts                                        Incorporated by reference to
                                                                                the Company's Forms S-1
                                                                                (Reg. #33-26122 and
                                                                                #33-86918)

              (11)    Statement of Computation of per share
                      earnings                                                  Not required to be filed

              (12)    Statements of Computation of Ratios                       Not required to be filed

              (13)    Annual Report to security holders                         None

              (18)    Letter re change in accounting principles                 None

              (19)    Previously unfiled documents                              None

              (22)    Subsidiaries of the registrant                            None

              (23)    Published report regarding matters
                      submitted to vote of security holders                     None

              (25)    Powers of Attorney                                        Incorporated by reference to
                                                                                the Company's Forms N-4
                                                                                (Reg. #33-19363), S-1
                                                                                (Reg. #33-86918) and S-1
                                                                                (Reg. #33-88360)

              (28)    Additional exhibits                                       None

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (continued)

              (29)    Information from reports furnished
                      to state insurance regulatory authorities                 None

               (b)    Reports on Form 8-K                                       None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 25, 1996.

                  AMERICAN SKANDIA LIFE ASSURANCE CORPORATION


                           By: /s/Thomas M. Mazzaferro
                               -----------------------
                                  Thomas M. Mazzaferro
                                  Executive Vice President
                                  and Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 25, 1996.


         *Jan R. Carendi
         ---------------
         Jan R. Carendi
         Chief Executive Officer
         Chairman of the Board, Director


Board of Directors

       *Gordon C. Boronow     *Nancy F. Brunetti     *Jan R. Carendi
       *Malcolm M. Campbell   *Lincoln R. Collins    *C. Henrik G. Danckwardt
       *Wade A. Dokken        *Thomas M. Mazzaferro  *Dianne B. Michael
       *Gunnar J. Moberg      *Anders O. Soderstrom  *Amanda C. Sutyak
               *Claes Ake Svensson        *Bayard F. Tracy

         By:     /s/ M. Patricia Paez
                 --------------------
                     M. Patricia Paez
                     Assistant Vice President and
                     Corporate Secretary

         *Pursuant to Powers of Attorney filed with the Registration Statement.