Form 10-Q
period 1996-03-31
AMERICAN SKANDIA LIFE ASSURANCE CORP/CT
filed 1996-05-15
CIK 881453

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For the Quarterly Period Ended March 31, 1996

                       Commission file numbers 33-88360, 33-89566, 33-89674,
                                               33-89676, 33-89678, 33-91400,
                                         333-00941, 333-00995 and 333-01021

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


As of April 30, 1996, there were 25,000 shares of outstanding common stock, par value $80 per share, of the registrant, consisting of 100 shares of voting and 24,900 shares of non-voting common stock, all of which were owned by American Skandia Investment Holding Corporation, a wholly-owned subsidiary of Skandia Insurance Company Ltd., a Swedish corporation.

                   American Skandia Life Assurance Corporation

                                Table of Contents


                                                                            Page
PART I.  FINANCIAL INFORMATION:

    Item 1.  Financial Statements:

                  Consolidated Statements of Financial Condition -
                      March 31, 1996 (unaudited)
                      and December 31, 1995                                    4

                  Consolidated Statements of Operations (unaudited) -
                      Three months ended March 31, 1996
                      and March 31, 1995                                       5

                  Consolidated Statements of Cash Flows (unaudited) -
                      Three months ended March 31, 1996
                      and March 31, 1995                                       6

                  Notes to Unaudited Consolidated Financial Statements         7



    Item 2.

                  Management's Discussion and Analysis
                      of Financial Condition and Results of
                      Operations - Three months ended
                      March 31, 1996                                          10


PART II.  OTHER INFORMATION:


    Item 4.  Action Taken by Shareholder                                      14

    Item 6.  Exhibits and Reports on Form 8-K                                 14

                  Signature                                                   15

                  Exhibit Index                                               16









                                       (2)

                          PART I. FINANCIAL INFORMATION


Item 1.

                              FINANCIAL STATEMENTS







                                       (3)

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
          (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                      MARCH 31,            DECEMBER 31,
                                                                         1996                  1995
                                                                    ---------------      ------------------
                                                                     (unaudited)
ASSETS

Investments:
   Fixed maturities - at amortized cost                           $     10,107,936     $        10,112,705
   Investment in mutual funds - at market value                          1,883,770               1,728,875
   Short-term investments - at amortized cost                                    0              15,700,000
                                                                    ---------------      ------------------

Total investments                                                       11,991,706              27,541,580

Cash and cash equivalents                                                3,115,498              13,146,384
Accrued investment income                                                  240,137                 194,074
Fixed assets
  (net of accumulated depreciation of $9,711 and $3,749)                   179,436                  82,434
Deferred acquisition costs                                             303,722,718             270,222,383
Reinsurance receivable                                                   2,108,589               1,988,042
Receivable from affiliates                                                 915,553                 860,991
Income tax receivable                                                      563,850                 563,850
State insurance licenses                                                 4,825,000               4,862,500
Other assets                                                             1,494,892               1,589,006
Separate account assets                                              5,318,068,197           4,699,961,646
                                                                    ---------------      ------------------

                    Total Assets                                  $  5,647,225,576     $     5,021,012,890
                                                                    ===============      ==================


LIABILITIES AND SHAREHOLDER'S EQUITY

LIABILITIES:
Reserve for future contractowner benefits                         $     29,518,400     $        30,493,018
Annuity policy reserves                                                 19,867,069              19,386,490
Income tax payable                                                       1,756,351                       0
Accounts payable and accrued expenses                                   32,529,363              32,816,517
Payable to affiliates                                                            0                 314,699
Payable to reinsurer                                                    69,748,547              64,995,470
Short-term borrowing-affiliate                                          10,000,000              10,000,000
Surplus notes                                                          103,000,000             103,000,000
Deferred contract charges                                                  312,003                 332,050
Separate account liabilities                                         5,318,068,197           4,699,961,646
                                                                    ---------------      ------------------

                  Total Liabilities                                  5,584,799,930           4,961,299,890
                                                                    ---------------      ------------------

SHAREHOLDER'S EQUITY:
Common stock, $80 par, 25,000 shares
  authorized, issued and outstanding                                     2,000,000               2,000,000
Additional paid-in capital                                              81,948,878              81,874,666
Unrealized investment gains and losses                                      71,339                 111,359
Foreign currency translation                                             (308,738)               (328,252)
Accumulated deficit                                                   (21,285,833)            (23,944,773)
                                                                    ---------------      ------------------

                   Total Shareholder's Equity                           62,425,646              59,713,000
                                                                    ---------------      ------------------

                   Total Liabilities and Shareholder's Equity     $  5,647,225,576     $     5,021,012,890
                                                                    ===============      ==================


            See notes to unaudited consolidated financial statements.

                                       (4)

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
          (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                            THREE MONTHS                THREE MONTHS
                                                                                ENDED                       ENDED
                                                                           MARCH 31, 1996              MARCH 31, 1995
                                                                      --------------------------  --------------------------
REVENUES:
Net investment income                                               $                   455,022 $                   551,690
Annuity premium income                                                                        0                           0
Annuity charges & fees                                                               13,429,275                   7,823,421
Net realized/unrealized capital gains/(losses)                                           92,072                    (16,082)
Fee income                                                                            3,162,040                   1,046,000
Other                                                                                    14,450                      22,482
                                                                      --------------------------  --------------------------

     Total Revenues                                                                  17,152,859                   9,427,511
                                                                      --------------------------  --------------------------


BENEFITS AND EXPENSES:

Benefits:
  Annuity benefits                                                                      117,986                     115,819
  Increase/(decrease) in annuity policy reserves                                        173,873                    (25,109)
  Cost of minimum death benefit reinsurance                                             643,610                           0
  Return credited to contractowners                                                   1,004,430                   1,700,825
                                                                      --------------------------  --------------------------

                                                                                      1,939,899                   1,791,535
                                                                      --------------------------  --------------------------

Expenses:
  Underwriting, acquisition and other insurance expenses                              8,516,327                   8,005,929
  Amortization of state insurance licenses                                               37,500                      37,500
  Interest expense                                                                    2,231,685                   1,603,834
                                                                      --------------------------  --------------------------

                                                                                     10,785,512                   9,647,263
                                                                      --------------------------  --------------------------

     Total Benefits and Expenses                                                     12,725,411                  11,438,798
                                                                      --------------------------  --------------------------

Income (loss) from operations
     before federal income taxes                                                      4,427,448                 (2,011,287)

     Income taxes                                                                     1,768,507                      15,401
                                                                      --------------------------  --------------------------

Net income (loss)                                                   $                 2,658,941 $               (2,026,688)
                                                                      ==========================  ==========================

            See notes to unaudited consolidated financial statements.

                                       (5)

                  AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
           (wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                     THREE MONTHS                THREE MONTHS
                                                                                         ENDED                      ENDED
                                                                                    MARCH 31, 1996              MARCH 31, 1995
                                                                                 ----------------------      ---------------------
CASH FLOW FROM OPERATING ACTIVITIES:

  Net income (loss)                                                            $             2,658,941     $          (2,026,688)
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
      Increase/(decrease) in annuity policy reserves                                           480,579                  (271,265)
      Change in policy and contract claims                                                           0                          0
      Amortization of bond discount                                                              4,769                      5,038
      Amortization of insurance licenses                                                        37,500                     37,500
      Decrease in due to/due from affiliates                                                 (369,261)                          0
      Change in income tax payable/receivable                                                1,756,351                          0
      Increase in other assets                                                                 (2,888)                  (822,889)
      Increase in accrued investment income                                                   (46,063)                   (57,149)
      Increase in reinsurance receivable                                                     (120,547)                          0
      Decrease in accounts payables and accrued expenses                                     (287,155)                (8,559,509)
      Change in deferred acquisition cost                                                 (33,500,335)               (17,727,553)
      Change in deferred contract charges                                                     (20,047)                   (35,725)
      Change in foreign currency translation                                                    19,514                          0
      Realized (gain)/loss on sale of investments                                             (92,072)                     16,082
      Unrealized gain on mutual funds                                                                0                          0
                                                                                 ----------------------      ---------------------

  Net cash used in operating activities                                                   (29,480,714)               (29,442,158)
                                                                                 ----------------------      ---------------------

CASH FLOW FROM INVESTING ACTIVITIES:

  Purchase of fixed maturity investments                                                             0                  (506,094)
  Proceeds from maturity of fixed maturity investments                                               0                          0
  Purchase of shares in mutual funds                                                         (937,792)                  (833,080)
  Proceeds from sale of mutual funds                                                           834,949                    564,303
  Purchase of short-term investments                                                      (78,000,000)               (19,500,000)
  Proceeds from sale of short-term investments                                              93,700,000                 24,000,000
  Change in investments of separate account assets                                       (562,205,959)              (308,708,760)
                                                                                 ----------------------      ---------------------

  Net cash used in investing activities                                                  (546,608,802)              (304,983,631)
                                                                                 ----------------------      ---------------------

CASH FLOW FROM FINANCING ACTIVITIES:

  Capital contributions from parent                                                             74,212                          0
  Short term borrowing                                                                               0                          0
  Surplus notes                                                                                      0                          0
  Increase in payable to reinsurer                                                           4,753,077                  2,993,375
  Proceeds from annuity sales                                                              561,231,341                313,619,185
                                                                                 ----------------------      ---------------------

  Net cash provided by financing activities                                                566,058,630                316,612,560
                                                                                 ----------------------      ---------------------

Net decrease in cash & cash equivalents                                                   (10,030,886)               (17,813,229)
                                                                                 ----------------------      ---------------------

Cash and cash equivalents at beginning of period                                            13,146,384                 23,909,463
                                                                                 ----------------------      ---------------------

Cash and cash equivalents at end of period                                     $             3,115,498     $            6,096,234
                                                                                 ======================      =====================

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Income taxes paid                                                            $                     0     $               50,000
                                                                                 ======================      =====================

  Interest paid                                                                $               341,250     $              180,625
                                                                                 ======================      =====================

            See notes to unaudited consolidated financial statements.

                                      (6)

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                          (a wholly owned subsidiary of
                         Skandia Insurance Company Ltd.)


              Notes to Unaudited Consolidated Financial Statements

                                 March 31, 1996


1.       BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
         Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto in the Company's audited financial statements for the year ended December 31, 1995.


2.       FOREIGN ENTITY

         As of July 1995, Skandia Vida, S.A. de C.V. was formed by the ultimate parent Skandia Insurance Company, Ltd., a Swedish corporation. The Company has a 99.9% ownership in Skandia Vida, S.A. de C.V. which is a life insurance company domiciled in Mexico. This Mexican life insurer is a start up company with expectations of selling long term savings product within Mexico. Total shareholder's equity of Skandia Vida, S.A. de C.V. is $858,530 as of March 31, 1996.


3.       SURPLUS NOTES

          During 1995, the Company received $34 million from its parent in exchange for three surplus notes. The amounts were $10 million, $15 million and $9 million, at interest rates of 7.52%, 7.49% and 7.47%, respectively. Interest payable at March 31, 1996 for these notes is $644,027.





                                       (7)

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                          (a wholly owned subsidiary of
                         Skandia Insurance Company Ltd.)


              Notes to Unaudited Consolidated Financial Statements

                                 March 31, 1996


         During 1994, the Company received $49 million from its parent in exchange for four surplus notes, two in the amount of $10 million, one in the amount of $15 million and one in the amount of $14 million, at interest rates of 7.28%, 7.90%, 9.13% and 9.78%, respectively. Interest payable at March 31, 1996 for these notes is $1,075,999.

         During 1993, the Company received $20 million from its parent in exchange for a surplus note in the amount of $20 million at a 6.84% interest rate. Interest payable at March 31, 1996 is $345,800.

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

         As of September 1995, the Company reinsured certain mortality risks. These risks result from the Guaranteed Minimum Death Benefit feature in the variable annuity products.

         The effect of the reinsurance agreements on the Company's operations was to reduce annuity charges and fee income, death benefit expense, and reserve exposure. The effect of reinsurance is summarized as follows:

                       For the period ended March 31, 1996

                          Annuity          Change in Annuity                Return Credited
                    Charges & Fees           Policy Reserves              to Contractowners
                    --------------           ---------------              -----------------

         Gross           $17,420,169                  $294,420                    $1,021,285
         Ceded             3,990,894                   120,547                        16,855
                       -------------                 ---------                  ------------
         Net             $13,429,275                  $173,873                    $1,004,430
                         ===========                  ========                    ==========

                                       (8)

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                          (a wholly owned subsidiary of
                         Skandia Insurance Company Ltd.)


              Notes to Unaudited Consolidated Financial Statements

                                 March 31, 1996


                       For the period ended March 31, 1995

                                                      Annuity
                                                  Charges & Fees
                                                  --------------

                           Gross                    $9,969,593
                           Ceded                     2,146,172
                                                    ----------
                           Net                      $7,823,421
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

                        Three months ended March 31, 1996


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

During 1995, Skandia Vida, S.A. de C.V. was formed by the ultimate parent Skandia Insurance Company Ltd. The Company has a 99.9% ownership in Skandia Vida, S.A. de C.V. which is a life insurance company domiciled in Mexico. This Mexican life insurer is a start up company with expectations of selling long term savings product within Mexico. Total shareholder's equity of Skandia Vida, S.A. de C.V. is $858,530 and $881,648 as of March 31, 1996 and December 31, 1995, respectively.


                              Results of Operations
                              ---------------------

The Company's long term business plan was developed reflecting the current sales and marketing approach. The sales volume for the three month period ended March 31, 1996 and 1995 was $561 million and $314 million, respectively. This represents an increase of 79% compared to the same period last year. This increase is a direct result of the sales efforts by the Company coupled with an overall increase in the variable annuity marketplace. Assets grew $626 million or 12% since December 31, 1995. This increase is a direct result of the sales volume increasing separate account assets and deferred acquisition costs. Liabilities grew $624 million or 13% since December 31, 1995 as a result of the reserves required for the increased sales activity and increased reinsurance to support the acquisition costs of the Company's variable annuity business.


                                      (10)

The Company experienced a net gain of $2.7 million after tax for the current period which was in excess of plan. This gain is a result of the strong sales activity for the quarter.

In the same period last year, the Company experienced a net loss of $2 million after tax. This loss was a result of the asset performance relative to the liability structure for the market value adjusted annuity product along with a strengthening of the reserves for this same business due to historically lower spreads in the corporate bond market. In addition, the loss was attributable to a higher level of general expense relative to sales volume.


Revenues:

Increasing volume of annuity sales results in higher assets under management. The fees realized on assets under management has resulted in annuity charges & fees to increase 72% for the three month period ended March 31, 1996. This is compared to an increase of 55% for the three month period ended March 31, 1995.

Net investment income decreased 18% for the three month period ended March 31, 1996. This is compared to an increase of 118% for the three month period ended March 31, 1995. The decrease is a result of the need to liquidate short term investments to support cash needs. The increase is a result of an increase in the Company's bonds and short term investments throughout the period.

Fee income increased 202% for the three month period ended March 31, 1996. This is compared to an increase of 144% for the three month period ended March 31, 1995 as a result of income from transfer agency type activities.


Benefits:

Annuity benefits represent payments on annuity contracts with mortality risks, this being the immediate annuity with life contingencies and supplementary contracts with life contingencies.

Increase in annuity policy reserves represent change in reserves for the immediate annuity with life contingencies, supplementary contracts with life contingencies and guaranteed minimum death benefit. In September 1995, the Company entered into an agreement to reinsure the guaranteed minimum death benefit exposure on most of the variable annuity contracts. The costs associated with reinsuring the minimum death benefit reserve exceeded the change in the minimum death benefit reserve by approximately $.5 million.



                                      (11)

Return credited to contractowners represents revenues on the variable and market value adjusted annuities offset by the benefit payments and change in reserves required on this business. Also included are the benefit payments and change in reserves on immediate annuity contracts without significant mortality risks. The result for the comparative period reflects a lower than expected separate account investment return on the market value adjusted contracts in support of the benefits and required reserves.


Expenses:

Underwriting, acquisition and other insurance expenses is made up of $25.7 million of commissions and $11.9 million of general expenses offset by the net capitalization of deferred acquisition costs totaling $29.1 million. This compares to the same period last year of $11 million of commissions and $9.7 million of general expenses offset by the net capitalization of deferred acquisition costs totaling $12.7 million.

Interest expense increased 39% over the same period last year as a result of the increase in surplus notes.


                         Liquidity and Capital Resources

The liquidity requirement of the Company was met by cash from insurance operations, investment activities and borrowings from the parent.

The Company had significant growth during the first quitter of 1996. The sales volume of $561 million was made up of approximately 95% variable annuities which carry a contingent deferred sales charge. This type of product causes a temporary cash strain in that 100% of the proceeds are invested in separate accounts supporting the product leaving a cash (but not capital) strain caused by the acquisition costs for the new business. This cash strain required the Company to look beyond the insurance operations and investments of the Company. The Company extended its reinsurance agreements (initiated in 1993, 1994 and 1995). The reinsurance agreements are modified coinsurance arrangements where the reinsurer shares in the experience of a specific book of business. The income and expense items presented above are net of reinsurance.

The Company is reviewing various options to fund the cash strain anticipated from the acquisition costs on the expected future volume.

The tremendous growth of this young organization has depended on capital support from its parent.




                                      (12)

As of March 31, 1996 and December 31, 1995, shareholder's equity was $62,425,646 and $59,713,000 respectively, which includes the carrying value of the state insurance licenses in the amount of $4,825,000 and $4,862,500, respectively.

The Company has long term surplus notes and short term borrowing with its parent. No dividends have been paid to its parent company.





                                      (13)

                           PART II. OTHER INFORMATION


ITEM 4.  ACTION TAKEN BY SHAREHOLDER

                  Not applicable for this quarter.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      See Exhibit Index
                  (b) American Skandia Life Assurance Corporation did not file any Report Form 8-K during the quarter covered by this report.







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


                              American Skandia Life
                              Assurance Corporation
                                  (Registrant)


                            by /s/Thomas M. Mazzaferro
                            --------------------------
                              Thomas M. Mazzaferro
                          Executive Vice President and
                             Chief Financial Officer





May 10, 1996




                                      (15)

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







                                      (16)