Form 10-Q
period 1996-06-30
AMERICAN SKANDIA LIFE ASSURANCE CORP/CT
filed 1996-08-14
CIK 881453

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For the Quarterly Period Ended June 30, 1996

             Commission file numbers: 33-62791, 33-88360, 33-89566,
                          33-89676, 33-89678, 33-91400,
                  333-00941, 333-00995, 333-01021 and 333-02867

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


As of July 31, 1996, there were 25,000 shares of outstanding common stock, par value $80 per share, of the registrant, consisting of 100 shares of voting and 24,900 shares of non-voting common stock, all of which were owned by American Skandia Investment Holding Corporation, a wholly-owned subsidiary of Skandia Insurance Company Ltd., a Swedish corporation.

                   American Skandia Life Assurance Corporation

                                Table of Contents


                                                                           Page
PART I.  FINANCIAL INFORMATION:

    Item 1.  Financial Statements:

                  Consolidated Statements of Financial Condition -
                      June 30, 1996 (unaudited)
                      and December 31, 1995                                  4

                  Consolidated Statements of Operations (unaudited) -
                      Six months ended June 30, 1996
                      and June 30, 1995                                      5

                  Consolidated Statements of Operations (unaudited) -
                      Three months ended June 30, 1996
                      and June 30, 1995                                      6

                  Consolidated Statements of Cash Flows (unaudited) -
                      Six months ended June 30, 1996
                      and June 30, 1995                                      7

                  Notes to Unaudited Consolidated Financial Statements       8



    Item 2.

                  Management's Discussion and Analysis
                      of Financial Condition and Results of
                      Operations - Six months ended
                      June 30, 1996                                         11


PART II.  OTHER INFORMATION:


    Item 4.  Action Taken by Shareholder                                    15

    Item 6.  Exhibits and Reports on Form 8-K                               15

                  Signature                                                 16

                  Exhibit Index                                             17




                                      (2)

                          PART I. FINANCIAL INFORMATION


Item 1.

                              FINANCIAL STATEMENTS






                                       (3)

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
          (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                       JUNE 30,                  DECEMBER 31,
                                                                         1996                        1995
                                                                   ------------------          -----------------
                                                                      (unaudited)
ASSETS

Investments:
   Fixed maturities - at amortized cost                          $        10,106,724      $          10,112,705
   Investment in mutual funds - at market value                            2,201,444                  1,728,875
   Short-term investments - at amortized cost                              7,000,000                 15,700,000
                                                                   ------------------          -----------------

Total investments                                                         19,308,168                 27,541,580

Cash and cash equivalents                                                 12,906,905                 13,146,384
Accrued investment income                                                    235,847                    194,074
Fixed assets
  (net of accumulated depreciation of $9,711 and $3,749)                     195,487                     82,434
Deferred acquisition costs                                               348,873,557                270,222,383
Reinsurance receivable                                                     2,331,064                  1,988,042
Receivable from affiliates                                                 1,133,312                    860,991
Income tax receivable                                                              0                    563,850
State insurance licenses                                                   4,787,500                  4,862,500
Other assets                                                               1,450,391                  1,589,006
Separate account assets                                                6,072,009,095              4,699,961,646
                                                                   ------------------          -----------------

                    Total Assets                                 $     6,463,231,326      $       5,021,012,890
                                                                   ==================          =================


LIABILITIES AND SHAREHOLDER'S EQUITY

LIABILITIES:
Reserve for future contractowner benefits                                 30,898,082      $          30,493,018
Annuity policy reserves                                                   20,261,934                 19,386,490
Income tax payable                                                         1,343,740                          0
Accounts payable and accrued expenses                                     41,273,139                 32,816,517
Payable to affiliates                                                         47,809                    314,699
Payable to reinsurer                                                      73,490,445                 64,995,470
Short-term borrowing-affiliate                                            10,000,000                 10,000,000
Surplus notes                                                            143,000,000                103,000,000
Deferred contract charges                                                    295,854                    332,050
Separate account liabilities                                           6,072,009,095              4,699,961,646
                                                                   ------------------          -----------------

                  Total Liabilities                                    6,392,620,098              4,961,299,890
                                                                   ------------------          -----------------

SHAREHOLDER'S EQUITY:
Common stock, $80 par, 25,000 shares
  authorized, issued and outstanding                                       2,000,000                  2,000,000
Additional paid-in capital                                                82,456,148                 81,874,666
Unrealized investment gains and losses                                        70,227                    111,359
Foreign currency translation                                                (324,805)                  (328,252)
Accumulated deficit                                                      (13,590,342)               (23,944,773)
                                                                   ------------------          -----------------

                   Total Shareholder's Equity                             70,611,228                 59,713,000
                                                                   ------------------          -----------------

                   Total Liabilities and Shareholder's Equity          6,463,231,326      $       5,021,012,890
                                                                   ==================          =================


            See notes to unaudited consolidated financial statements

                                      (4)

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
          (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                        SIX MONTHS           SIX MONTHS
                                                                          ENDED                 ENDED
                                                                      JUNE 30, 1996         JUNE 30, 1995
                                                                      ---------------      ----------------
REVENUES:

Annuity charges & fees                                              $     29,895,751     $      16,874,312
Fee income                                                                 7,042,113             2,031,411
Net investment income                                                        737,948               985,963
Net realized/unrealized capital gains/(losses)                               105,178               (16,452)
Annuity premium income                                                       100,000                27,480
Other                                                                         20,634                25,178
                                                                      ---------------      ----------------

     Total Revenues                                                       37,901,624            19,927,892
                                                                      ---------------      ----------------


BENEFITS AND EXPENSES:

Benefits:
  Annuity benefits                                                           215,992               252,581
  Increase/(decrease) in annuity policy reserves                             534,930            (3,601,298)
  Cost of minimum death benefit reinsurance                                1,332,762                     0
  Return credited to contractowners                                       (1,245,994)            4,422,882
                                                                      ---------------      ----------------

                                                                             837,690             1,074,165
                                                                      ---------------      ----------------

Expenses:
  Underwriting, acquisition and other insurance expenses                  16,762,970            17,049,153
  Amortization of state insurance licenses                                    75,000                75,000
  Interest expense                                                         4,479,486             3,209,075
                                                                      ---------------      ----------------

                                                                          21,317,456            20,333,228
                                                                      ---------------      ----------------

     Total Benefits and Expenses                                          22,155,146            21,407,393
                                                                      ---------------      ----------------

Income (loss) from operations
     before income taxes                                                  15,746,478            (1,479,501)

     Income taxes                                                          5,392,047                15,701
                                                                      ---------------      ----------------

Net income (loss)                                                   $     10,354,431     $      (1,495,202)
                                                                      ===============      ================

            See notes to unaudited consolidated financial statements.

                                      (5)

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
          (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                             THREE MONTHS              THREE MONTHS
                                                                                ENDED                     ENDED
                                                                            JUNE 30, 1996             JUNE 30, 1995
                                                                        -----------------------   -----------------------
REVENUES:

Annuity charges & fees                                                $             16,466,476  $              9,050,891
Fee income                                                                           3,880,073                   985,411
Net investment income                                                                  282,926                   434,273
Net realized/unrealized capital gains/(losses)                                          13,106                      (370)
Annuity premium income                                                                 100,000                    27,480
Other                                                                                    6,184                     2,696
                                                                        -----------------------   -----------------------

     Total Revenues                                                                 20,748,765                10,500,381
                                                                        -----------------------   -----------------------


BENEFITS AND EXPENSES:

Benefits:
  Annuity benefits                                                                      98,006                   136,762
  Increase/(decrease) in annuity policy reserves                                       361,057                (3,576,189)
  Cost of minimum death benefit reinsurance                                            689,152                         0
  Return credited to contractowners                                                 (2,250,424)                2,722,057
                                                                        -----------------------   -----------------------

                                                                                    (1,102,209)                 (717,370)
                                                                        -----------------------   -----------------------

Expenses:
  Underwriting, acquisition and other insurance expenses                             8,246,643                 9,043,224
  Amortization of state insurance licenses                                              37,500                    37,500
  Interest expense                                                                   2,247,801                 1,605,241
                                                                        -----------------------   -----------------------

                                                                                    10,531,944                10,685,965
                                                                        -----------------------   -----------------------

     Total Benefits and Expenses                                                     9,429,735                 9,968,595
                                                                        -----------------------   -----------------------

Income from operations
     before income taxes                                                            11,319,030                   531,786

     Income taxes                                                                    3,623,540                       300
                                                                        -----------------------   -----------------------

Net income (loss)                                                     $              7,695,490  $                531,486
                                                                        =======================   =======================

            See notes to unaudited consolidated financial statements.

                                      (6)

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
           (wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                     SIX MONTHS              SIX MONTHS
                                                                                       ENDED                    ENDED
                                                                                   JUNE 30, 1996            JUNE 30, 1995
                                                                                  -----------------        ----------------
CASH FLOW FROM OPERATING ACTIVITIES:

  Net income (loss)                                                             $       10,354,431       $      (1,495,202)
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
      Increase/(decrease) in annuity policy reserves                                       875,444              (4,261,735)
      Amortization of bond discount                                                         10,416                   9,164
      Amortization of insurance licenses                                                    75,000                  75,000
      Decrease in due to/due from affiliates                                              (539,211)               (146,449)
      Change in income tax payable/receivable                                            1,907,590                       0
      Decrease/(increase)  in other assets                                                  25,562                (331,021)
      (Increase)/decrease in accrued investment income                                     (41,773)                  3,154
      Increase in reinsurance receivable                                                  (343,022)                      0
      Increase/(decrease) in accounts payable and accrued expenses                       8,456,621             (10,368,834)
      Increase in deferred acquisition cost                                            (78,651,174)            (36,940,632)
      Decrease in deferred contract charges                                                (36,196)                (66,098)
      Decrease in foreign currency translation                                               3,447                       0
      Realized (gain)/loss on sale of investments                                         (105,178)                 16,452
                                                                                  -----------------        ----------------

  Net cash used in operating activities                                                (58,008,043)            (53,506,201)
                                                                                  -----------------        ----------------

CASH FLOW FROM INVESTING ACTIVITIES:

  Purchase of fixed maturity investments                                                  (219,434)               (614,289)
  Proceeds from maturity of fixed maturity investments                                     215,000                 100,000
  Purchase of shares in mutual funds                                                    (1,432,901)               (992,953)
  Proceeds from sale of mutual funds                                                     1,024,378                 569,301
  Purchase of short-term investments                                                   (85,000,000)           (162,500,000)
  Proceeds from sale of short-term investments                                          93,700,000             180,500,000
  Change in investments of separate account assets                                  (1,285,596,823)           (647,165,390)
                                                                                  -----------------        ----------------

  Net cash used in investing activities                                             (1,277,309,780)           (630,103,331)
                                                                                  -----------------        ----------------

CASH FLOW FROM FINANCING ACTIVITIES:

  Capital contributions from parent                                                        581,482                       0
  Surplus notes                                                                         40,000,000                       0
  Increase in payable to reinsurer                                                       8,494,975               9,804,948
  Proceeds from annuity sales                                                        1,286,001,887             656,961,040
                                                                                  -----------------        ----------------

  Net cash provided by financing activities                                          1,335,078,344             666,765,988
                                                                                  -----------------        ----------------

Net decrease in cash & cash equivalents                                                   (239,479)            (16,843,544)
                                                                                  -----------------        ----------------

Cash and cash equivalents at beginning of period                                        13,146,384              23,909,463
                                                                                  -----------------        ----------------

Cash and cash equivalents at end of period                                      $       12,906,905       $       7,065,919
                                                                                  =================        ================

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Income taxes paid                                                             $        3,472,302       $          52,700
                                                                                  =================        ================

  Interest paid                                                                 $          341,250       $         363,667
                                                                                  =================        ================

            See notes to unaudited consolidated financial statements.

                                      (7)

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                          (a wholly owned subsidiary of
                         Skandia Insurance Company Ltd.)


              Notes to Unaudited Consolidated Financial Statements

                                  June 30, 1996


1.       BASIS OF PRESENTATION

         The accompanying unaudited financial statements of American Skandia Life Assurance Corporation (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
         Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto in the Company's audited financial statements for the year ended December 31, 1995.


2.       FOREIGN ENTITY

         As of July 1995, Skandia Vida, S.A. de C.V. was formed by the ultimate parent Skandia Insurance Company, Ltd., a Swedish corporation. The Company has a 99.9% ownership in Skandia Vida, S.A. de C.V. which is a life insurance company domiciled in Mexico. This Mexican life insurer is a start up company with expectations of selling long term savings products within Mexico. Total shareholder's equity of Skandia Vida, S.A. de C.V. is $1,173,847 as of June 30, 1996.


3.       SURPLUS NOTES

         On June 28, 1996, the Company received $40 million from its parent in exchange for one surplus note at an interest rate of 8.41%. Interest payable at June 30, 1996 for this note is $28,033.





                                       (8)

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                          (a wholly owned subsidiary of
                         Skandia Insurance Company Ltd.)


              Notes to Unaudited Consolidated Financial Statements

                                  June 30, 1996



         During 1995, the Company received $34 million from its parent in exchange for three surplus notes. The amounts were $10 million, $15 million and $9 million, at interest rates of 7.52%, 7.49% and 7.47%, respectively. Interest payable at June 30, 1996 for these notes is $1,288,055.

         During 1994, the Company received $49 million from its parent in exchange for four surplus notes, two in the amount of $10 million, one in the amount of $15 million and one in the amount of $14 million, at interest rates of 7.28%, 7.90%, 9.13% and 9.78%, respectively. Interest payable at June 30, 1996 for these notes is $2,151,998.

         During 1993, the Company received $20 million from its parent in exchange for a surplus note in the amount of $20 million at a 6.84% interest rate. Interest payable at June 30, 1996 is $691,600.

         Payment of interest and repayment of principal for these notes require approval of the Commissioner of Insurance of the State of Connecticut. Effective June 30, 1996, the Commissioner has approved payment of $1,872,797 of interest in accordance with the terms of the surplus notes.


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






                                       (9)

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                          (a wholly owned subsidiary of
                         Skandia Insurance Company Ltd.)


              Notes to Unaudited Consolidated Financial Statements

                                  June 30, 1996


         The effect of the reinsurance agreements on the Company's operations was to reduce annuity charges and fee income, death benefit expense, and reserve exposure. The effect of reinsurance is summarized as follows:

                       For the period ended June 30, 1996

                          Annuity          Change in Annuity                Return Credited
                    Charges & Fees           Policy Reserves              to Contractowners

         Gross           $38,120,495                  $877,952                    ($1,206,035)
         Ceded             8,224,744                   343,022                         39,959
                       -------------                 ---------                   ------------
         Net             $29,895,751                  $534,930                    ($1,245,994)
                         ===========                  ========                     ===========


                       For the period ended June 30, 1995

                                                   Annuity
                                             Charges & Fees

                           Gross                   $21,629,037
                           Ceded                     4,754,725
                                                 -------------
                           Net                     $16,874,312
                                                   ===========

         Such ceded reinsurance does not relieve the Company from its obligations to policyholders. The Company remains liable to its policyholders for the portion reinsured to the extent that any reinsurer does not meet the obligations assumed under the reinsurance agreement.











                                      (10)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         Six months ended June 30, 1996


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

During 1995, Skandia Vida, S.A. de C.V. was formed by the ultimate parent Skandia Insurance Company Ltd. The Company has a 99.9% ownership in Skandia Vida, S.A. de C.V. which is a life insurance company domiciled in Mexico. This Mexican life insurer is a start up company with expectations of selling long term savings products within Mexico. Total shareholder's equity of Skandia Vida, S.A. de C.V. is $1,173,847 and $881,648 as of June 30, 1996 and December 31,
1995, respectively.


                              Results of Operations
                              ---------------------

The Company's long term business plan was developed reflecting the current sales and marketing approach. The sales volume for the six month period ended June 30, 1996 and 1995 was $1,286 million and $657 million, respectively. This represents an increase of 96% compared to the same period last year. This increase is a direct result of the sales efforts by the Company coupled with an overall increase in the variable annuity marketplace. Assets grew $1,442 million or 29% since December 31, 1995. This increase is a direct result of the sales volume increasing separate account assets and deferred acquisition costs. Liabilities grew $1,431 million or 29% since December 31, 1995 as a result of the reserves required for the increased sales activity as well as increased reinsurance and surplus notes to support the acquisition costs of the Company's variable annuity business.


                                      (11)

The Company experienced a net gain of $10.4 million after tax for the current period which was in excess of plan. This gain is a result of the strong sales activity for the half year, combined with an increased asset base which generates additional fee revenue.

In the same period last year, the Company experienced a net loss of $1.5 million after tax. This loss was a result of the asset performance relative to the liability structure for the market value adjusted annuity product along with a strengthening of the reserves for this same business due to historically lower spreads in the corporate bond market. In addition, the loss was attributable to a higher level of general expense relative to sales volume.


Revenues:

Increasing volume of annuity sales results in higher assets under management. The fees realized on assets under management has resulted in annuity charges & fees to increase 77% for the six month period ended June 30, 1996. This is compared to an increase of 55% for the six month period ended June 30, 1995.

Net investment income decreased 25% for the six month period ended June 30, 1996. This is compared to an increase of 67% for the six month period ended June 30, 1995. The current period decrease is a result of the need to liquidate short term investments to support cash needs. The prior period increase is a result of an increase in the Company's bonds and short term investments throughout the period.

Fee income is a result of income earned for transfer agency type activities. This income increased 247% for the six month period ended June 30, 1996 compared to an increase of 126% for the six month period ended June 30, 1995.


Benefits:

Annuity benefits represent payments on annuity contracts with mortality risks, these being the immediate annuities with life contingencies and supplementary contracts with life contingencies.

Increase in annuity policy reserves represents the change in reserves for the immediate annuity with life contingencies, supplementary contracts with life contingencies and guaranteed minimum death benefit. In September 1995, the Company entered into an agreement to reinsure the guaranteed minimum death benefit exposure on most of the variable annuity contracts. The costs associated with reinsuring the minimum death benefit reserve exceeded the change in the minimum death benefit reserve by approximately $1.0 million.


                                      (12)

Return credited to contractowners represents revenues on the variable and market value adjusted annuities offset by the benefit payments and change in reserves required on this business. Also included are the benefit payments and change in reserves on immediate annuity contracts without significant mortality risks. The result for the current period reflects a higher than expected separate account investment return on the market value adjusted contracts in support of the benefits and required reserves.


Expenses:

Underwriting, acquisition and other insurance expenses is made up of $61.6 million of commissions and $25.5 million of general expenses offset by the net capitalization of deferred acquisition costs totaling $70.3 million. This compares to the same period last year of $25.3 million of commissions and $19.9 million of general expenses offset by the net capitalization of deferred acquisition costs totaling $28.1 million.

Interest expense increased 40% over the same period last year as a result of the increase in surplus notes.


                         Liquidity and Capital Resources
                         -------------------------------

The liquidity requirement of the Company was met by cash from insurance operations, investment activities and borrowings from the parent.

The Company had significant growth during the first half of 1996. The sales volume of $1,286 million was made up of approximately 95% variable annuities which carry a contingent deferred sales charge. This type of product causes a temporary cash strain in that 100% of the proceeds are invested in separate accounts supporting the product leaving a cash (but not capital) strain caused by the acquisition costs for the new business. This cash strain required the Company to look beyond the insurance operations and investments of the Company. To this end, the Company borrowed an additional $40 million from its parent in the form of a surplus note and extended its reinsurance agreements (initiated in 1993, 1994 and 1995). The reinsurance agreements are modified coinsurance arrangements where the reinsurer shares in the experience of a specific book of business. The income and expense items presented above are net of reinsurance.

The Company is currently reviewing various options to fund the cash strain anticipated from the acquisition costs on expected future sales volume.

The tremendous growth of this young organization has depended on capital support from its parent.



                                      (13)

As of June 30, 1996 and December 31, 1995, shareholder's equity was $70,611,228 and $59,713,000 respectively, which includes the carrying value of the state insurance licenses in the amount of $4,787,500 and $4,862,500, respectively.

The Company has long term surplus notes and short term borrowing with its parent. No dividends have been paid to its parent company.




                                      (14)

                           PART II. OTHER INFORMATION


ITEM 4.  ACTION TAKEN BY SHAREHOLDER

                  Not applicable for this quarter.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      See Exhibit Index
                  (b) American Skandia Life Assurance Corporation did not file any Report Form 8-K during the quarter covered by this report.





                                      (15)

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              American Skandia Life
                              Assurance Corporation
                                  (Registrant)


                            by s/Thomas M. Mazzaferro
                            -------------------------
                              Thomas M. Mazzaferro
                          Executive Vice President and
                             Chief Financial Officer





August 12, 1996






























                                      (16)

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




















                                                                 (17)