Form 10-Q
period 1996-09-30
AMERICAN SKANDIA LIFE ASSURANCE CORP/CT
filed 1996-11-15
CIK 881453

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                For the Quarterly Period Ended September 30, 1996

             Commission file numbers: 33-62791, 33-88360, 33-89566,
                          33-89676, 33-89678, 33-91400,
            333-00941, 333-00995, 333-01021, 333-02867 and 333-08743

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


As of October 31, 1996, there were 25,000 shares of outstanding common stock, par value $80 per share, of the registrant, consisting of 100 shares of voting and 24,900 shares of non-voting common stock, all of which were owned by American Skandia Investment Holding Corporation, a wholly-owned subsidiary of Skandia Insurance Company Ltd., a Swedish corporation.

                   American Skandia Life Assurance Corporation

                                Table of Contents


                                      Page
PART I.  FINANCIAL INFORMATION:

    Item 1.  Financial Statements:

                  Consolidated Statements of Financial Condition -
                      September 30, 1996 (unaudited)
                      and December 31, 1995                               4

                  Consolidated Statements of Operations (unaudited) -
                      Nine months ended September 30, 1996
                      and September 30, 1995                              5

                  Consolidated Statements of Operations (unaudited) -
                      Three months ended September 30, 1996
                      and September 30, 1995                              6

                  Consolidated Statements of Cash Flows (unaudited) -
                      Nine months ended September 30, 1996
                      and September 30, 1995                              7

                  Notes to Unaudited Consolidated Financial Statements    8



    Item 2.

                  Management's Discussion and Analysis
                      of Financial Condition and Results of
                      Operations - Nine months ended
                      September 30, 1996                                 11


PART II.  OTHER INFORMATION:


    Item 4.  Action Taken by Shareholder                                 15

    Item 6.  Exhibits and Reports on Form 8-K                            15

                  Signature                                              16

                  Exhibit Index                                          17




                                       (2)

                          PART I. FINANCIAL INFORMATION


Item 1.

                              FINANCIAL STATEMENTS















































                                       (3)

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
          (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                 SEPTEMBER 30,         DECEMBER 31,
                                                                     1996                  1995
                                                               ----------------      ---------------
                                                                  (unaudited)
ASSETS

Investments:
   Fixed maturities - at amortized cost                        $    10,100,653       $   10,112,705
   Investment in mutual funds - at market value                      2,476,388            1,728,875
   Short-term investments - at amortized cost                        5,000,000           15,700,000
                                                               ----------------      ---------------

Total investments                                                   17,577,041           27,541,580

Cash and cash equivalents                                            6,660,911           13,146,384
Accrued investment income                                              339,977              194,074
Fixed assets
  (net of accumulated depreciation of $9,711 and $3,749)               236,547               82,434
Deferred acquisition costs                                         389,999,796          270,222,383
Reinsurance receivable                                               2,410,968            1,988,042
Receivable from affiliates                                             325,513              860,991
Income tax receivable                                                        0              563,850
State insurance licenses                                             4,750,000            4,862,500
Other assets                                                         1,822,331            1,589,006
Separate account assets                                          6,785,682,348        4,699,961,646
                                                               ----------------     ----------------

                    Total Assets                               $ 7,209,805,432      $ 5,021,012,890
                                                               ================     ================

LIABILITIES AND SHAREHOLDER'S EQUITY

LIABILITIES:
Reserve for future contractowner benefits                      $    31,616,661      $    30,493,018
Annuity policy reserves                                             19,930,723           19,386,490
Income tax payable                                                     675,787                    0
Accounts payable and accrued expenses                               48,195,291           32,816,517
Payable to affiliates                                               20,240,025              314,699
Payable to reinsurer                                                76,363,882           64,995,470
Short-term borrowing-affiliate                                      10,000,000           10,000,000
Surplus notes                                                      143,000,000          103,000,000
Deferred contract charges                                              275,486              332,050
Separate account liabilities                                     6,785,682,348        4,699,961,646
                                                               ----------------     ----------------

                  Total Liabilities                              7,135,980,203        4,961,299,890
                                                               ----------------     ----------------

SHAREHOLDER'S EQUITY:
Common stock, $80 par, 25,000 shares
  authorized, issued and outstanding                                 2,000,000            2,000,000
Additional paid-in capital                                          83,067,222           81,874,666
Unrealized investment gains and losses                                 129,267              111,359
Foreign currency translation                                          (319,431)            (328,252)
Accumulated deficit                                                (11,051,829)         (23,944,773)
                                                               ----------------     ----------------

                   Total Shareholder's Equity                       73,825,229           59,713,000
                                                               ----------------     ----------------

                   Total Liabilities and Shareholder's Equity  $ 7,209,805,432      $ 5,021,012,890
                                                               ================     ================

            See notes to unaudited consolidated financial statements

                                      (4)


                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
          (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                       NINE MONTHS               NINE MONTHS
                                                                          ENDED                     ENDED
                                                                   SEPTEMBER 30, 1996       SEPTEMBER 30, 1995
                                                                  --------------------     --------------------
REVENUES:

Annuity charges & fees                                            $       47,915,563       $      27,438,534
Fee income                                                                11,382,138                3,411,409
Net investment income                                                      1,008,040                1,279,298
Net realized/unrealized capital gains                                        110,784                   28,192
Annuity premium income                                                       100,000                   27,480
Other                                                                         26,963                   41,488
                                                                  -------------------       ------------------

     Total Revenues                                                       60,543,488               32,226,401
                                                                  -------------------       ------------------


BENEFITS AND EXPENSES:

Benefits:
  Annuity benefits                                                           490,771                  347,115
  Increase/(decrease) in annuity policy reserves                             389,033               (5,705,857)
  Cost of minimum death benefit reinsurance                                2,060,736                        0
  Return credited to contractowners                                       (2,175,208)               9,167,943
                                                                  -------------------       ------------------

                                                                             765,332                3,809,201
                                                                  ------------------        ------------------

Expenses:
  Underwriting, acquisition and other insurance expenses                  30,684,238               24,257,570
  Amortization of state insurance licenses                                   112,500                  112,500
  Interest expense                                                         7,600,213                4,828,709
                                                                  -------------------       ------------------

                                                                          38,396,951               29,198,779
                                                                  -------------------       ------------------

     Total Benefits and Expenses                                          39,162,283               33,007,980
                                                                  -------------------       ------------------

Income (loss) from operations
     before income taxes                                                  21,381,205                 (781,579)

     Income taxes                                                          8,488,261                   35,311
                                                                  -------------------       ------------------

Net income (loss)                                                 $       12,892,944        $        (816,890)
                                                                  ===================       ==================

            See notes to unaudited consolidated financial statements.

                                      (5)

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
          (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                      THREE MONTHS               THREE MONTHS
                                                                          ENDED                      ENDED
                                                                   SEPTEMBER 30, 1996         SEPTEMBER 30, 1995
                                                                  --------------------       --------------------
REVENUES:

Annuity charges & fees                                             $      18,019,812                 10,564,222
Fee income                                                                 4,340,025                  1,379,998
Net investment income                                                        270,092                    293,335
Net realized/unrealized capital gains                                          5,606                     44,644
Other                                                                          6,329                     16,310
                                                                   ------------------         ------------------

     Total Revenues                                                       22,641,864                 12,298,509
                                                                   ------------------         ------------------


BENEFITS AND EXPENSES:

Benefits:
  Annuity benefits                                                           274,779                     94,534
  Decrease in annuity policy reserves                                       (145,897)                (2,104,559)
  Cost of minimum death benefit reinsurance                                  727,974                          0
  Return credited to contractowners                                         (929,214)                 4,745,061
                                                                   ------------------         ------------------

                                                                             (72,358)                 2,735,036
                                                                   ------------------         ------------------

Expenses:
  Underwriting, acquisition and other insurance expenses                  13,921,268                  7,208,417
  Amortization of state insurance licenses                                    37,500                     37,500
  Interest expense                                                         3,120,727                  1,619,634
                                                                   ------------------         ------------------

                                                                          17,079,495                  8,865,551
                                                                   ------------------         ------------------

     Total Benefits and Expenses                                          17,007,137                 11,600,587
                                                                   ------------------         ------------------

  Income from operations
     before income taxes                                                   5,634,727                    697,922

     Income taxes                                                          3,096,214                     19,610
                                                                   ------------------         ------------------

  Net income                                                       $       2,538,513          $         678,312
                                                                   ==================         ==================

            See notes to unaudited consolidated financial statements.

                                       (6)

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
           (wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                 NINE MONTHS                    NINE MONTHS
                                                                                   ENDED                          ENDED
                                                                                SEPT 30, 1996                  SEPT 30, 1995
                                                                             -------------------             -----------------
CASH FLOW FROM OPERATING ACTIVITIES:

  Net income (loss)                                                          $       12,892,944              $       (816,890)
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
      Increase/(decrease) in annuity policy reserves                                    544,233                    (7,541,437)
      Change in policy and contract claims                                                    0                             0
      Amortization of bond discount                                                      16,486                        17,895
      Amortization of insurance licenses                                                112,500                       112,500
      Increase in due to/due from affiliates                                         20,460,804                     4,675,008
      Change in income tax payable/receivable                                         1,239,637                             0
      Increase in other assets                                                         (387,438)                   (1,097,829)
      Increase in accrued investment income                                            (145,903)                      (47,399)
      Increase in reinsurance receivable                                               (422,926)                            0
      Increase/(decrease) in accounts payable and accrued expenses                   15,378,774                    (3,536,056)
      Increase in deferred acquisition cost                                        (119,777,413)                  (62,924,764)
      Decrease in deferred contract charges                                             (56,564)                      (93,648)
      Decrease in foreign currency translation                                            8,821                             0
      Realized gain on sale of investments                                             (110,784)                      (28,192)
      Unrealized gain on mutual funds                                                         0                             0
                                                                              ------------------             -----------------

  Net cash used in operating activities                                             (70,246,829)                  (71,280,812)
                                                                              ------------------             -----------------

CASH FLOW FROM INVESTING ACTIVITIES:

  Purchase of fixed maturity investments                                               (219,434)                     (614,289)
  Proceeds from maturity of fixed maturity investments                                  215,000                       100,000
  Purchase of shares in mutual funds                                                 (1,706,624)                   (1,368,059)
  Proceeds from sale of mutual funds                                                  1,087,803                       798,073
  Purchase of short-term investments                                               (104,000,000)                 (168,500,000)
  Proceeds from sale of short-term investments                                      114,700,000                   192,500,000
  Change in investments of separate account assets                               (1,957,479,048)               (1,082,573,172)
                                                                              ------------------             -----------------

  Net cash used in investing activities                                          (1,947,402,303)               (1,059,657,447)
                                                                              ------------------             -----------------

CASH FLOW FROM FINANCING ACTIVITIES:

  Capital contributions from parent                                                   1,192,556                     1,172,942
  Short term borrowing                                                                        0                             0
  Surplus notes                                                                      40,000,000                             0
  Increase in payable to reinsurer                                                   11,368,412                    13,425,705
  Proceeds from annuity sales                                                     1,958,602,691                 1,098,691,637
                                                                              ------------------             -----------------

  Net cash provided by financing activities                                       2,011,163,659                 1,113,290,284
                                                                              ------------------             -----------------

Net decrease in cash & cash equivalents                                              (6,485,473)                  (17,647,975)
                                                                              ------------------             -----------------

Cash and cash equivalents at beginning of period                                     13,146,384                    23,909,463
                                                                              ------------------             -----------------

Cash and cash equivalents at end of period                                    $       6,660,911              $      6,261,488
                                                                              ==================             =================

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Income taxes paid                                                           $       7,235,276              $         72,310
                                                                              ==================             =================

  Interest paid                                                               $       2,528,697              $        540,319
                                                                              ==================             =================

            See notes to unaudited consolidated financial statements.

                                       (7)

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                          (a wholly owned subsidiary of
                         Skandia Insurance Company Ltd.)


              Notes to Unaudited Consolidated Financial Statements

                               September 30, 1996


1.       BASIS OF PRESENTATION

         The accompanying unaudited financial statements of American Skandia Life Assurance Corporation (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
         Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto in the Company's audited financial statements for the year ended December 31, 1995.


2.       FOREIGN ENTITY

          As of July 1995, Skandia Vida, S.A. de C.V. was formed by the ultimate parent Skandia Insurance Company, Ltd., a Swedish corporation. The Company has a 99.9% ownership in Skandia Vida, S.A. de C.V. which is a life insurance company domiciled in Mexico. This Mexican life insurer is a start up company with expectations of selling long term savings products within Mexico. Total shareholder's equity of Skandia Vida, S.A. de C.V. is $1,603,977 as of September 30, 1996.


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

                               September 30, 1996



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

         Interest payable on these notes is $5,235,106 at September 30, 1996.

         Payment of interest and repayment of principal for these notes require approval of the Commissioner of Insurance of the State of Connecticut. Effective June 30, 1996 and September 30, 1996, the Commissioner approved interest payments of $1,872,797 and $4,566,070 respectively, in accordance with the terms of the surplus notes.


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

                               September 30, 1996


         The effect of the reinsurance agreements on the Company's operations was to reduce annuity charges and fee income, death benefit expense, and reserve exposure. The effect of reinsurance is summarized as follows:

                     For the period ended September 30, 1996

                           Annuity                Change in Annuity             Return Credited
                       Charges & Fees              Policy Reserves             to Contractowners

         Gross           $60,649,937                  $811,959                   ($2,077,777)
         Ceded            12,734,374                   422,926                        97,431
                        ------------                 ---------                    ----------
         Net             $47,915,563                  $389,033                   ($2,175,208)
                         ===========                  ========                    ===========


                     For the period ended September 30, 1995

                                                     Annuity
                                                 Charges & Fees

                           Gross                   $35,351,011
                           Ceded                     4,754,725
                                                 -------------
                           Net                     $27,438,534
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

                      Nine months ended September 30, 1996


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

During 1995, Skandia Vida, S.A. de C.V. was formed by the ultimate parent Skandia Insurance Company Ltd. The Company has a 99.9% ownership in Skandia Vida, S.A. de C.V. which is a life insurance company domiciled in Mexico. This Mexican life insurer is a start up company with expectations of selling long term savings products within Mexico. Total shareholder's equity of Skandia Vida, S.A. de C.V. is $1,603,977 and $881,648 as of September 30, 1996 and December 31, 1995, respectively.


                              Results of Operations

The Company's long term business plan was developed reflecting the current sales and marketing approach. The sales volume for the nine month period ended September 30, 1996 and 1995 was $1.959 billion and $1.099 billion, respectively. This represents an increase of 78% compared to the same period last year. This increase is a direct result of the sales efforts by the Company coupled with an overall increase in the variable annuity marketplace. Assets grew $2.189 billion or 44% since December 31, 1995. This increase is a direct result of the sales volume increasing separate account assets and deferred acquisition costs. Liabilities grew $2.175 billion or 44% since December 31, 1995 as a result of the reserves required for the increased sales activity as well as increased reinsurance and surplus notes to support the acquisition costs of the Company's variable annuity business.


                                      (11)

The Company experienced a net gain of $12.9 million after tax for the current period which was in excess of plan. This gain is a result of the strong sales activity for the nine months ended September 30, 1996, combined with an increased asset base which generates additional fee revenue.

In the same period last year, the Company experienced a net loss of $.8 million after tax. This loss was a result of the asset performance relative to the liability structure for the market value adjusted annuity product along with a strengthening of the reserves for this same business due to historically lower spreads in the corporate bond market. In addition, the loss was attributable to a higher level of general expense relative to sales volume.


Revenues:

Increasing volume of annuity sales results in higher assets under management. The fees realized on assets under management has resulted in annuity charges & fees to increase 75% for the nine month period ended September 30, 1996. This is compared to an increase of 55% for the nine month period ended September 30, 1995.

Net investment income decreased 21% for the nine month period ended September 30, 1996. This is compared to an increase of 50% for the nine month period ended September 30, 1995. The current period decrease is a result of the need to liquidate short term investments to support cash needs. The prior period increase is a result of an increase in the Company's bonds and short term investments throughout the period.

Fee income is a result of income earned for transfer agency type activities. This income increased 234% for the nine month period ended September 30, 1996 compared to an increase of 130% for the nine month period ended September 30, 1995.


Benefits:

Annuity benefits represent payments on annuity contracts with mortality risks, these being the immediate annuities with life contingencies and supplementary contracts with life contingencies.

Increase/(decrease) in annuity policy reserves represents the change in reserves for the immediate annuity with life contingencies, supplementary contracts with life contingencies and guaranteed minimum death benefit. In September 1995, the Company entered into an agreement to reinsure the guaranteed minimum death benefit exposure on most of the variable annuity contracts. The costs associated with reinsuring the minimum death benefit reserve exceeded the change in the minimum death benefit reserve by approximately $1.6 million.


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


Expenses:

Underwriting, acquisition and other insurance expenses is made up of $96 million of commissions and $43.1 million of general expenses offset by the net capitalization of deferred acquisition costs totaling $108.5 million. This compares to the same period last year of $42.4 million of commissions and $28.1 million of general expenses offset by the net capitalization of deferred acquisition costs totaling $46.2 million.

Interest expense increased 57% over the same period last year as a result of the increase in surplus notes.


                         Liquidity and Capital Resources

The liquidity requirement of the Company was met by cash from insurance operations, investment activities and borrowings from the parent.

The Company had significant growth during the nine month period in 1996. The sales volume of $1.959 billion was made up of approximately 95% variable annuities which carry a contingent deferred sales charge. This type of product causes a temporary cash strain in that 100% of the proceeds are invested in separate accounts supporting the product leaving a cash (but not capital) strain caused by the acquisition costs for the new business. This cash strain required the Company to look beyond the insurance operations and investments of the Company. To this end, the Company borrowed an additional $40 million from its parent in the form of a surplus note and extended its reinsurance agreements (initiated in 1993, 1994 and 1995). The reinsurance agreements are modified coinsurance arrangements where the reinsurer shares in the experience of a specific book of business. The income and expense items presented above are net of reinsurance.

The Company is currently reviewing various options to fund the cash strain anticipated from the acquisition costs on expected future sales volume.

The tremendous growth of this young organization has depended on capital support from its parent.




                                      (13)

As of September 30, 1996 and December 31, 1995, shareholder's equity was $73,825,229 and $59,713,000 respectively, which includes the carrying value of the state insurance licenses in the amount of $4,750,000 and $4,862,500, respectively.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      See Exhibit Index
                  (b) American Skandia Life Assurance Corporation did not file any Report on Form 8-K during the quarter covered by this report.










































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





November 14, 1996






























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