Form 10-K
period 1996-12-31
AMERICAN SKANDIA LIFE ASSURANCE CORP/CT
filed 1997-03-25
CIK 881453

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the fiscal year ended 12/31/96           Commission file numbers 33-62791,
                                              33-62953, 33-89676, 33-89678,
                                              33-88360, 333-00941, 333-00995,
                                              333-01021, 33-91400 and 333-02867


                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
             (Exact name of registrant as specified in its charter)


      Connecticut                                               06-1241288
 (State or other jurisdiction of                               IRS Employer
  incorporation or organization)                            Identification No.)


                 One Corporate Drive, Shelton, Connecticut 06484
               (Address of Principal Executive Offices, Zip Code)


Registrant's telephone number, including area code: (203) 926-1888


Securities registered pursuant to Section 12(b) of the Act:  NONE
Securities registered pursuant to Section 12(g) of the Act:  NONE


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

As of March 15, 1997, there were 25,000 shares of outstanding common stock, par value $80 per share, of the registrant, consisting of 100 shares of voting and 24,900 shares of non-voting all of which were owned by American Skandia Investment Holding Corporation, a wholly-owned subsidiary of Skandia Insurance Company Ltd., a Swedish corporation.

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

               The  Company is  obligated  to carry in its  statutory  financial statements, as liabilities, actuarial reserves to meet its obligations on outstanding annuity or life insurance contracts. This is required by the life insurance laws and regulations in the jurisdictions in which ASLAC does business. Such reserves are based on mortality and/or morbidity tables in general use in the United States. In general, reserves are computed amounts that, with additions from premiums to be received, and with interest on such reserves compounded at certain assumed rates, are expected to be sufficient to meet our contractual obligations at their maturities if death occurs in accordance with the mortality tables employed. In the accompanying financial statements these reserves for contractual obligations are determined in accordance with generally accepted accounting principles and are included in the separate account liabilities, reserve for future contractowner benefits and annuity policy reserves.

               ASLAC is engaged in a business that is highly competitive due to the large number of insurance companies and other entities competing in the marketing and sale of insurance products. There are approximately 2,300 stock, mutual, and other types of insurance companies in the life insurance business in the United States.

               As of December 31, 1996, the Company had 310 direct salaried employees.

Item 2.        Properties

               The Company occupies office space leased from an affiliate, American Skandia Information Services and Technology Corporation, and believes that the current facilities are satisfactory for its near term needs.

Item 3.        Legal Proceedings

               As of the date of this filing, the Company is not involved in any litigation outside of the ordinary course of business, and knows of no such material claims.

Item 4.        Submission of Matters to a Vote of Security Holders

               None

PART II

Item 5.        Market for the Registrant's Common Equity and Related Stockholder
               Matters

               All of ASLAC's outstanding shares are owned by American Skandia Investment Holding Corporation, a wholly-owned subsidiary of Skandia Insurance Company Ltd. The Company did not pay any dividends to its Parent in 1996, 1995 and 1994.

Item 6.        Selected Financial Data

               The following table summarizes information with respect to the operation of the Company. The selected financial data should be read in conjunction with the financial statements and the notes thereto and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation.

                                                                               FOR THE YEAR ENDED DECEMBER 31,

                                                 1996             1995            1994            1993            1992
                                              -----------     -----------      -----------     -----------     ----------
               Income Statement Data:
               Revenues:
               Annuity charges and fees*      $69,779,522     $38,837,358      $24,779,785     $11,752,984     $4,846,134
               Fee income                      16,419,690       6,205,719        2,111,801         938,336        125,179
               Net investment income            1,585,819       1,600,674        1,300,217         692,758        892,053
               Annuity premium income             125,000               0           70,000         101,643      1,304,629
               Net realized capital
                gains/(losses)                    134,463          36,774           (1,942)        330,024        195,848
               Other income                        34,154          64,882           24,550           1,269         15,119
                                              -----------     -----------      -----------     -----------     ----------
               Total revenues                 $88,078,648     $46,745,407      $28,284,411     $13,817,014     $7,378,962
                                              ===========     ===========      ===========     ===========     ==========
               Benefits and Expenses:
               Annuity benefits                   613,594         555,421          369,652         383,515        276,997
               Increase/(decrease) in annuity
                 policy reserves                  634,540      (6,778,756)       5,766,003       1,208,454      1,331,278
               Cost of minimum death benefit
                 reinsurance                    2,866,835       2,056,606                0               0              0
               Return credited
                 to contractowners                672,635      10,612,858         (516,730)        252,132        560,243
               Underwriting, acquisition and
                 other insurance expenses      49,915,661      35,970,524       18,942,720       9,547,951     11,338,765
               Interest expense                10,790,716       6,499,414        3,615,845         187,156              0
                                              -----------     -----------      -----------     -----------    -----------
               Total benefits and expenses    $65,493,981     $48,916,067      $28,177,490     $11,579,208    $13,507,283
                                              ===========     ===========      ===========     ===========    ===========
               Income tax (benefit) expense   $(4,038,357)    $   397,360      $   247,429     $   182,965    $         0
                                              ===========     ===========      ===========     ===========    ===========

               Net income (loss)              $26,623,024     $(2,568,020)     $  (140,508)    $ 2,054,841    $(6,128,321)
                                              ===========     ===========      ===========     ===========    ===========
               Balance Sheet Data:
               Total Assets                $8,334,662,876  $5,021,012,890   $2,864,416,329  $1,558,548,537   $552,345,206
                                           ==============  ==============   ==============  ==============   ============
               Future fees payable
                 to parent                 $  47,111,936   $            0   $            0  $            0    $         0
                                           =============   ==============   ==============  ==============    ===========

               Surplus Notes               $ 213,000,000   $  103,000,000   $   69,000,000  $   20,000,000    $         0
                                           =============   ==============   ==============  ==============    ===========
               Shareholder's  Equity       $ 126,345,031   $   59,713,000   $   52,205,524  $   52,387,687    $46,332,846
                                           =============   ==============   ==============  ==============    ===========

               *   On   annuity   sales   of   $2,795,114,000,   $1,628,486,000,
                   $1,372,874,000,  $890,640,000  and  $287,596,000  during  the years ended December 31, 1996,  1995,  1994,  1993, and 1992, respectively,  with contractowner  assets under management of
                   $7,764,891,000,        $4,704,044,000,        $2,661,161,000,
                   $1,437,554,000  and  $495,176,000  as of December  31,  1996,
                   1995, 1994, 1993 and 1992, respectively.

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

               During 1995, Skandia Vida, S.A. de C.V. was formed by the ultimate parent Skandia Insurance Company Ltd. The Company owns 99.9% ownership in Skandia Vida, S.A. de C.V. which is a life insurance company domiciled in Mexico. This Mexican life insurer is a start up company with expectations of selling long term savings products within Mexico. The Company's investment in Skandia Vida, S.A. de C.V. is $1,398,285 at December 31,1996.


               RESULTS OF OPERATIONS

               The Company's long term business plan was developed reflecting the current sales and marketing approach. Annuity sales increased 72%, 19% and 54% in 1996, 1995 and 1994, respectively. The
               Company continues to show significant growth in sales volume and increased market share within the variable annuity industry. This growth is a result of innovative product development activities, expansion of distribution channels and a focused effort on customer orientation.

               The Company primarily offers and sells a wide range of deferred annuities through three focused marketing, sales and service teams, each of which specializes in addressing one of the Company's primary distribution channels: (a) financial planning firms; (b) broker-dealers that generally are members of the New York Stock Exchange, including "wirehouse" and regional broker-dealer firms; and (c) broker-dealers affiliated with banks or which specialize in marketing to customers of banks. Starting in 1994, the Company expanded these teams, adding more field marketing and internal sales support personnel. The Company also offers a number of specialized products distributed by select, large distributors. In 1995 and 1996 the Company restructured its internal support operations to support the specialized marketing, sales and service needs of the primary distribution channels and of the select distributors of specialized products. There has been continued growth and success in expanding the number of selling agreements in the primary distribution channels. There has also been increased success in enhancing the relationships with the registered representative/insurance agents of all the selling firms.

               Total  assets  grew  66%,  75% and 84% in 1996,  1995  and  1994, respectively. These increases were a direct result of the substantial sales volume increasing separate account assets and deferred acquisition costs. Liabilities grew 65%, 76%, and 87% in 1996, 1995 and 1994, respectively, as a result of the reserves required for the increased sales activity along with borrowing during 1996, 1995 and 1994. The borrowing is needed to fund the acquisition costs of the Company's variable annuity business.

               The Company experienced a net gain after tax in 1996 and a net loss after tax in 1995 and 1994. The 1996 result was related to the strong sales volume, favorable market climate, expense savings relative to sales volume and recognition of certain tax benefits.

               The 1995 result was related to higher than anticipated expense levels and additional reserving requirements on our market value adjusted annuities. The increase in expenses was primarily attributable to improving our service infrastructure and marketing related costs, which was in part responsible for this strong sales and financial performance in 1996.

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

               REVENUES

               Increasing volume of annuity sales results in higher assets under management. The fees realized on assets under management have resulted in annuity charges and fees increasing 80%, 57% and 111% in 1996, 1995 and 1994, respectively.

               Net investment income decreased 1% in 1996 and increased 23% and 88% in 1995 and 1994 respectively. The level net investment income in 1996 is a result of the consistent investment holdings throughout most of the year. The increase in 1995 and 1994 was a result of a higher average level of Company bonds and short-term investments.

               Fee income has increased 165%, 194% and 125% in 1996, 1995 and 1994, respectively, as a result of income from transfer agency type activities.


               BENEFITS

               Annuity benefits represent payments on annuity contracts with mortality risks, this being the immediate annuity with life contingencies and supplementary contracts with life contingencies.

               Increase/(decrease) in annuity policy reserves represents change in reserves for the immediate annuity with life contingencies, supplementary contracts with life contingencies and minimum death benefit. During 1995 the Company entered into an agreement to reinsure the guaranteed minimum death benefit exposure on most of the variable annuity contracts. The costs associated with reinsuring the minimum death benefit reserve approximates the change in the minimum death benefit reserve during 1996 and 1995, thereby having no significant effect on the statement of operations. The significant increase in 1994 reflects the required increase in the minimum death benefit reserve on variable annuity contracts. This increase covers the escalating death benefit in one of the Company's products which was further enhanced as a result of poor market conditions which resulted in lower returns in performance of the underlying mutual funds within the variable annuity contract.

               Return credited to contractowners represents revenues on the variable and market value adjusted annuities offset by the benefit payments and change in reserves required on this business. Also included are the benefit payments and change in reserves on immediate annuity contracts without significant mortality risks. The 1996 return credited to contractowners in the amount of $0.7 million represents a favorable investment return on the market value adjusted contracts relating to the benefits and required reserves, offset by the effect of bond market fluctuations on December 31, 1996 in the amount of $1.8 million. While the assets relating to the market value adjusted contracts relfect the market interest rate fluctuations which occurred on December 31, 1996, the liabilities are based on the interest rates set for new contracts which are generally based on the prior day's interest rates. During the first week of January 1997 interest rates were established for new contracts, thereby bringing the liaiblities relating to the market value adjusted contracts in line with the related assets.

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

               EXPENSES

               Underwriting, acquisition and other insurance expenses for 1996 is made up of $133.9 million of commissions and $19.8 million of general expenses offset by the net capitalization of deferred acquisition costs totaling $153.9 million. This compares to the same period last year of $62.8 million of commissions and $42.2 million of general expenses offset by the net capitalization of deferred acquisition costs totaling $69.2 million.

               Underwriting, acquisition and other insurance expenses in 1994 were made up of $46.2 million of commissions and $26.2 million of general expenses offset by the net capitalization of deferred acquisition costs totaling $53.7 million.

               Interest expense increased $4.3 million, $2.9 million and $3.4 million in 1996, 1995 and 1994, respectively, as a result of Surplus Notes totaling $213 million, $103 million and $69 million, at December 31, 1996, 1995 and 1994, respectively.

               Income tax reflected a benefit of $4,038,357 for the year ended December 31, 1996, compared with expense of $397,360 and $247,429 for the years ended December 31, 1995 and 1994, respectively. The 1996 benefit is related to management's release of the deferred tax valuation allowance of $9,324,853 established at December 31, 1995. Management believes that based on the taxable income produced in the current year and the continued growth in annuity products, the Company will produce sufficient taxable income in the future to realize its deferred tax assets. Income tax expense in 1995 and 1994 relates principally to increases in the deferred tax valuation allowance of $1,680,339 and $365,288 for the years ended December 31, 1995 and 1994, respectively, as well as the Company being in an Alternative Minimum Tax position for both years.

               LIQUIDITY AND CAPITAL RESOURCES

               The liquidity requirement of ASLAC was met by cash from insurance operations, investment activities and borrowings from its parent.

               As previously stated, the Company had significant growth during 1996. The sales volume of $2.795 billion was primarily (approximately 96%) variable annuities which carry a contingent deferred sales charge. This type of product causes a temporary cash strain in that 100% of the proceeds are invested in separate accounts supporting the product leaving a cash (but not capital) strain caused by the acquisition cost for the new business. This cash strain required the Company to look beyond the insurance operations and investments of the Company. During 1996, the Company borrowed an additional $110 million from its parent in the form of Surplus Notes and extended its reinsurance agreements (which were initiated in 1993, 1994 and 1995). The reinsurance agreements are modified coinsurance arrangements where the reinsurer shares in the experience of a specific book of business. The income and expense items presented above are net of reinsurance.

               In addition, on December 17, 1996 the company sold to its Parent, effective September 1, 1996, certain rights to receive future fees and charges expected to be realized on the variable portion of a designated block of deferred annuity contracts issued during the period January 1, 1994 through June 30, 1996. In connection with this transaction the Parent issued collateralized notes through a trust in a private placement which are secured by the rights to receive future fees and charges purchased from the Company.

               Under the terms of the Purchase Agreement, the rights sold provide for the Parent to receive 80% of future mortality and expense charges and contingent deferred sales charges, after reinsurance, expected to be realized over the remaining surrender charge period of the designated contracts (generally, 6.5 years). The company did not sell the right to receive future fees and charges after the expiration of the surrender charge period.

               The proceeds from the sale have been recorded as a liability and are being amortized over the remaining surrender charge period of the designated contracts using the interest method. The present value at September 1, 1996 (discounted at 7.5%) of future fees and charges expected to be realized on the designated contracts was $50,221,438.

               The Company expects to use borrowing, reinsurance and the sale of future fee revenues to fund the cash strain anticipated from the acquisition costs on the coming years' sales volume.

               The tremendous growth of this young organization has depended on capital support from its parent. On December 19, 1996, the company received $39 million from its parent to support the capital needs of its anticipated 1997 growth in business.

               As of December 31, 1996 and December 31, 1995, shareholder's equity was $126,345,031 and $59,713,000 respectively, which includes the carrying value of state insurance licenses in the amount of $4,712,500 and $4,862,500, respectively.

               ASLAC has long term surplus notes with its parent and a short term borrowing with an affiliate. No dividends have been paid to its parent company.

Item 8.        Financial Statements and Supplementary Data


                              FINANCIAL STATEMENTS

                                      INDEX
                                                                        Page(s)

               Independent Auditors' Report                                8

               Consolidated Statements of Financial Condition
                 as of December 31, 1996 and 1995                          9

               Consolidated Statements of Operations for the
                 Years Ended December 31, 1996, 1995 and 1994             10

               Consolidated Statements of Shareholder's Equity for the
                 Years Ended December 31, 1996, 1995 and 1994             11

               Consolidated Statements of Cash Flows for the
                 Years Ended December 31, 1996, 1995 and 1994             12

               Notes to Consolidated Financial Statements                13-26

               Schedules are omitted because they are either not applicable or because the information required therein is included in the Notes to Consolidated Financial Statements.

INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Shareholder of
     American Skandia Life Assurance Corporation
Shelton, Connecticut


We have audited the accompanying consolidated statements of financial condition of American Skandia Life Assurance Corporation and subsidiary (a wholly-owned subsidiary of Skandia Insurance Company Ltd.) as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholder's equity, and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of American Skandia Life Assurance Corporation and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.




March 10, 1997

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
          (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                            AS OF DECEMBER 31,
                                                                         1996                  1995

ASSETS

Investments:
   Fixed maturities - at amortized cost                         $     10,090,369      $     10,112,705
   Fixed maturities - at market value                                 87,369,724                     0
   Investment in mutual funds - at market value                        2,637,731             1,728,875
   Short-term investments - at amortized cost                         18,100,000            15,700,000

Total investments                                                    118,197,824            27,541,580

Cash and cash equivalents                                             14,199,412            13,146,384
Accrued investment income                                              1,958,546               194,074
Fixed assets                                                             229,780                82,434
Deferred acquisition costs                                           438,640,918           270,222,383
Reinsurance receivable                                                 2,167,818             1,988,042
Receivable from affiliates                                               691,532               860,991
Income tax receivable - current                                                0               563,850
Income tax receivable - deferred                                      17,217,582                     0
State insurance licenses                                               4,712,500             4,862,500
Other assets                                                           2,207,171             1,589,006
Separate account assets                                            7,734,439,793         4,699,961,646

                    Total Assets                                $  8,334,662,876      $  5,021,012,890

LIABILITIES AND SHAREHOLDER'S EQUITY

LIABILITIES:
Reserve for future contractowner benefits                       $     36,245,936      $     30,493,018
Annuity policy reserves                                               21,238,749            19,386,490
Income tax payable                                                     1,124,151                     0
Accounts payable and accrued expenses                                 65,198,965            32,816,517
Payable to affiliates                                                    685,724               314,699
Future fees payable to parent                                         47,111,936                     0
Payable to reinsurer                                                  79,000,262            64,995,470
Short-term borrowing-affiliate                                        10,000,000            10,000,000
Surplus notes                                                        213,000,000           103,000,000
Deferred contract charges                                                272,329               332,050
Separate account liabilities                                       7,734,439,793         4,699,961,646

                  Total Liabilities                                8,208,317,845         4,961,299,890

SHAREHOLDER'S EQUITY:
Common stock, $80 par, 25,000 shares
  authorized, issued and outstanding                                   2,000,000             2,000,000
Additional paid-in capital                                           122,250,117            81,874,666
Unrealized investment gains and losses, net                             (319,631)              111,359
Foreign currency translation, net                                       (263,706)             (328,252)
Retained earnings (deficit)                                            2,678,251           (23,944,773)

                   Total Shareholder's Equity                        126,345,031            59,713,000

                   Total Liabilities and Shareholder's Equity   $  8,334,662,876      $  5,021,012,890

                 See notes to consolidated financial statements.

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
          (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                                        1996                1995               1994
                                                                    ------------       ------------       ------------

REVENUES:
Annuity charges and fees                                           $  69,779,522      $  38,837,358      $  24,779,785
Fee income                                                            16,419,690          6,205,719          2,111,801
Net investment income                                                  1,585,819          1,600,674          1,300,217
Annuity premium income                                                   125,000                  0             70,000
Net realized capital gains/(losses)                                      134,463             36,774             (1,942)
Other                                                                     34,154             64,882             24,550
                                                                    ------------       ------------       ------------
     Total Revenues                                                   88,078,648         46,745,407         28,284,411
                                                                    ------------       ------------       ------------

BENEFITS AND EXPENSES:
Benefits:
  Annuity benefits                                                       613,594            555,421            369,652
  Increase/(decrease) in annuity policy reserves                         634,540         (6,778,756)         5,766,003
  Cost of minimum death benefit reinsurance                            2,866,835          2,056,606                  0
  Return credited to contractowners                                      672,635         10,612,858           (516,730)
                                                                    ------------       ------------       ------------
                                                                       4,787,604          6,446,129          5,618,925
                                                                    ------------       ------------       ------------
Expenses:
  Underwriting, acquisition and other insurance expenses              49,765,661         35,820,524         18,792,720
  Amortization of state insurance licenses                               150,000            150,000            150,000
  Interest expense                                                    10,790,716          6,499,414          3,615,845
                                                                    ------------       ------------       ------------

                                                                      60,706,377         42,469,938         22,558,565
                                                                    ------------       ------------       ------------

     Total Benefits and Expenses                                      65,493,981         48,916,067         28,177,490
                                                                    ------------       ------------       ------------

Income (loss) from operations before federal income taxes             22,584,667         (2,170,660)           106,921

     Income tax (benefit) expense                                     (4,038,357)           397,360            247,429
                                                                    ------------       ------------       ------------

Net income (loss)                                                  $  26,623,024       $ (2,568,020)      $   (140,508)
                                                                    ============        ===========        ===========


                 See notes to consolidated financial statements.

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
          (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY




                                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                                         1996               1995               1994

Common stock, balance at beginning and end of year                  $  2,000,000       $  2,000,000       $  2,000,000
                                                                     -----------        -----------        -----------

Additional paid-in capital:
  Balance at beginning of year                                        81,874,666         71,623,932         71,623,932
  Additional contributions                                            40,375,451         10,250,734                  0
                                                                     -----------        -----------        -----------

  Balance at end of year                                             122,250,117         81,874,666         71,623,932
                                                                     -----------        -----------        -----------

Unrealized investment gains and losses:
  Balance at beginning of year                                           111,359            (41,655)                 0
  Change in unrealized investment gains and losses, net                 (430,990)           153,014            (41,655)
                                                                     -----------        -----------        -----------

  Balance at end of year                                                (319,631)           111,359            (41,655)

Foreign currency translation:
  Balance at beginning of year                                          (328,252)                 0                  0
  Change in foreign currency translation, net                             64,546           (328,252)                 0
                                                                     -----------        -----------        -----------

  Balance at end of year                                                (263,706)          (328,252)                 0
                                                                     -----------        -----------        -----------

Retained earnings (deficit):
  Balance at beginning of year                                       (23,944,773)       (21,376,753)       (21,236,245)
  Net income (loss)                                                   26,623,024         (2,568,020)          (140,508)
                                                                     -----------        -----------        -----------

  Balance at end of year                                               2,678,251        (23,944,773)       (21,376,753)
                                                                     -----------        -----------        -----------


      TOTAL SHAREHOLDER'S EQUITY                                   $ 126,345,031      $  59,713,000      $  52,205,524
                                                                    ============       ============       ============


                 See notes to consolidated financial statements.


                                            AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                                           (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          FOR THE YEAR ENDED DECEMBER 31,
                                                                                1996                  1995                 1994
                                                                           ---------------       ---------------     ---------------
CASH FLOW FROM OPERATING ACTIVITIES:

  Net income (loss)                                                        $    26,623,024       $   (2,568,020)     $     (140,508)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
       Increase/decrease) in annuity policy reserves                             1,852,259           (4,667,765)          6,004,603
       Increase/(decrease) in policy contract claims
      Amortization of bond discount                                                 27,340               23,449              21,964
      Amortization of state insurance licenses                                     150,000              150,000             150,000
      Change in due to/from affiliates                                             540,484             (347,884)            256,779
      Change in income tax payable/receivable                                    1,688,001             (600,849)             36,999
      Increase in other assets                                                    (765,511)            (409,927)           (742,041)
      Increase in accrued investment income                                     (1,764,472)             (20,420)            (44,847)
      Increase in reinsurance receivable                                          (179,776)          (1,988,042)                  0
      Increase in accounts payables and accrued expenses                        32,382,448            1,063,137          13,396,502
      Increase in deferred acquisition costs                                  (168,418,535)         (96,212,774)        (83,986,073)
      Decrease in deferred contract charges                                        (59,721)            (117,654)            (71,117)
      Increase in foreign currency translation, net                                (77,450)            (328,252)                  0
      Deferred income taxes                                                    (16,903,477)                   0                   0
      Realized (gain)/loss on sale of investments                                 (134,463)             (36,774)              1,942
                                                                             -------------        --------------       -------------

  Net cash used in operating activities                                       (125,039,849)        (106,061,775)        (65,115,797)
                                                                             -------------        -------------        -------------

CASH FLOW FROM INVESTING ACTIVITIES:

  Purchase of fixed maturities                                                 (96,812,903)            (614,289)         (1,989,120)
  Proceeds from sales and maturities of available-for-sale fixed maturities      8,732,390                    0                   0
  Proceeds from maturities of held-to-maturity fixed maturities                    215,000              100,000           2,010,000
  Purchase of shares in mutual funds                                            (2,160,347)          (1,566,194)           (922,822)
  Proceeds from sale of shares in mutual funds                                   1,273,640              867,744              38,588
  Net sale (purchase) of short-term investments                                 (2,400,000)           8,300,000          (4,600,000)
  Investments in separate accounts                                          (2,789,361,685)      (1,609,415,439)     (1,365,775,177)
                                                                             -------------        -------------       -------------

  Net cash used in investing activities                                     (2,880,513,905)      (1,602,328,178)     (1,371,238,531)
                                                                             -------------        -------------       -------------

CASH FLOW FROM FINANCING ACTIVITIES:

   Capital contributions from parent                                            40,375,451           10,250,734                   0
   Surplus notes                                                               110,000,000           34,000,000          49,000,000
   Increase in future fees payable to parent                                    47,111,936                    0                   0
   Short-term borrowing
   Increase in payable to reinsurer                                             14,004,792           24,890,064          28,555,190
   Proceeds from annuity sales                                               2,795,114,603        1,628,486,076       1,372,873,747
                                                                             -------------        -------------       -------------

  Net cash provided by financing activities                                  3,006,606,782        1,697,626,874       1,450,428,937
                                                                             -------------        -------------       -------------

Net increase/(decrease) in cash and cash equivalents                             1,053,028          (10,763,079)         14,074,609

Cash and cash equivalents at beginning of year                                  13,146,384           23,909,463           9,834,854
                                                                             -------------        -------------       -------------

Cash and cash equivalents at end of year                                   $    14,199,412       $   13,146,384      $   23,909,463
                                                                             =============        =============       =============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Income taxes paid                                                          $    11,177,120       $      995,496      $      161,398
                                                                             =============        =============       =============

Interest paid                                                              $     7,094,767       $      540,319      $      557,639
                                                                             =============        =============       =============


                                                      See notes to consolidated financial statements.


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

         The Company's consolidated financial statements include the accounts of Skandia Vida, S.A. de C.V. ("Skandia Vida"), a life insurance company domiciled in Mexico, which was formed in 1995 by the ultimate parent Skandia Insurance Company Ltd. The Company has a 99.9% ownership interest in Skandia Vida, which is a start up company with expectations of selling long term savings products within Mexico.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


         A.       Basis of Reporting

                  The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles. Intercompany transactions and balances have been eliminated in consolidation.

         B.       Investments

                  The Company has classified its fixed maturity investments as either held-to-maturity or available-for-sale. Investments classified as held-to-maturity are investments that the Company has the ability and intent to hold to maturity. Such investments are carried at amortized cost. Those investments which are classified as available-for-sale are carried at market value and changes in unrealized gains and losses are reported as a component of shareholder's equity.

                  The Company has classified its mutual fund investments as available-for-sale. Such investments are carried at market value and changes in unrealized gains and losses are reported as a component of shareholder's equity.

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

         E.       Fixed Assets

                  Fixed Assets consisting of furniture, equipment and leasehold improvements are carried at cost and depreciated on a straight line basis over a period of three to five years. Accumulated depreciation amounted to $32,641 and $3,749 at December 31, 1996 and 1995, respectively. Depreciation expense for the years ended December 31, 1996 and 1995 was $28,892 and $3,749 respectively.

         F.       Recognition of Revenue and Contract Benefits

                  Annuity contracts without significant mortality risk, as defined by Financial Accounting Standard No. 97, are classified as investment contracts (variable, market value adjusted and certain immediate annuities) and those with mortality risk (immediate annuities) as insurance products. The policy of revenue and contract benefit recognition is described below.

                  Revenues for variable annuity contracts consist of charges against contractowner account values for mortality and expense risks and administration fees and an annual maintenance fee per contract. Benefit reserves for variable annuity contracts represent the account value of the contracts and are included in the separate account liabilities.

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

                  Revenues for immediate annuity contracts without life contingencies consist of net investment income. Revenues for immediate annuity contracts with life contingencies consist of single premium payments recognized as annuity considerations when received. Benefit reserves for these contracts are based on the Society of Actuaries 1983 Table-a with assumed interest rates that vary by issue year. Assumed interest rates ranged from 6.5% to 8.25% at both December 31, 1996 and 1995.

                  Annuity   sales  were   $2,795,114,000,   $1,628,486,000   and
                  $1,372,874,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Annuity contract assets under management were $7,764,891,000, $4,704,044,000 and $2,661,161,000 at
                  December 31, 1996, 1995 and 1994, respectively.

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                          (a wholly-owned subsidiary of
                         Skandia Insurance Company Ltd.)

             Notes to Consolidated Financial Statements (continued)




         G.       Deferred Acquisition Costs

                  The costs of acquiring new business, which vary with and are primarily related to the production of new business, are being deferred and amortized in relation to the present value of estimated gross profits. These costs include commissions, cost of contract issuance, and certain selling expenses that vary with production. Details of the deferred acquisition costs for the years ended December 31 follow:


                                                                 1996                   1995                 1994
                                                                 ----                   ----                 ----

                  Balance at beginning of year               $270,222,383          $174,009,609         $ 90,023,536

                  Acquisition costs deferred
                  during the year                             190,995,588           106,063,698           85,801,180

                  Acquisition costs amortized
                  during the year                              22,577,053             9,850,924            1,815,107
                                                             ------------          ------------         ------------

                  Balance at end of year                     $438,640,918          $270,222,383         $174,009,609
                                                             ============          ============         ============


         H.       Deferred Contract Charges

                  Certain contracts are assessed a front-end fee at the time of issue. These fees are deferred and recognized in income in relation to the present value of estimated gross profits of the related contracts. Details of the deferred contract charges for the years ended December 31 follow:

                                                                 1996                   1995                  1994
                                                                 ----                   ----                 ----

                  Balance at beginning of year                 $332,050               $449,704             $520,821

                  Contract charges deferred
                  during the year                                42,740                 21,513               87,114

                  Contract charges amortized
                  during the year                               102,461                139,167              158,231
                                                               --------               --------             --------

                  Balance at end of year                       $272,329               $332,050             $449,704
                                                               ========               ========             ========


                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                          (a wholly-owned subsidiary of
                         Skandia Insurance Company Ltd.)

             Notes to Consolidated Financial Statements (continued)


         I.       Separate Accounts

                  Assets and liabilities in Separate Account are shown as separate captions in the consolidated statement of financial condition. Separate Account assets consist of long-term bonds, investments in mutual funds and short-term securities, all of which are carried at market value.

                  Included in Separate Account liabilities is $644,233,883 and $586,233,752 at December 31, 1996 and 1995, respectively, relating to annuity contracts for which the contractholder is guaranteed a fixed rate of return. Separate Account assets of $644,233,883 and $588,835,051 at December 31, 1996 and 1995,
                  respectively, consisting of long term bonds, short term securities, transfers due from general account and cash are in support of these annuity contracts, as pursuant to state regulation.

         J.       Income taxes

                  The Company is included in the consolidated federal income tax return with all Skandia Insurance Company Ltd. subsidiaries in the U.S. The federal and state income tax provision is computed on a separate return basis as adjusted for consolidated items such as net operating losses which are utilized in the consolidated federal income tax return in accordance with the provisions of the Internal Revenue Code, as amended. Prior to 1995, the Company filed a separate income tax return.

         K.       Translation of Foreign Currency

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

         M.       Reinsurance

                  The Company cedes reinsurance under modified co-insurance arrangements. The reinsurance arrangements provides additional capacity for growth in supporting the cash flow strain from the Company's variable annuity business. The reinsurance is effected under quota share contracts.

                  The Company reinsures certain mortality risks. These risks result from the guaranteed minimum death benefit feature in the variable annuity products.

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                          (a wholly-owned subsidiary of
                         Skandia Insurance Company Ltd.)

             Notes to Consolidated Financial Statements (continued)




3.       INVESTMENTS

         The amortized cost, gross unrealized gains (losses) and estimated market value of available-for-sale and held-to-maturity fixed maturities and equity securities by category as of December 31, 1996 and 1995 are shown below. All securities held at December 31, 1996 are publicly traded.

         Investments in fixed maturities as of December 31, 1996 consist of the following:

                                                            Held-to-Maturity

                                                                Gross               Gross
                                       Amortized             Unrealized          Unrealized            Market
                                         Cost                   Gains              Losses               Value

         U.S. Government
         Obligations                  $ 4,299,803             $88,268             $22,937           $ 4,365,134

         Obligations of
         State and Political
         Subdivisions                     250,119                 229                   0               250,348

         Corporate
         Securities                     5,540,447                   0              62,660             5,477,787
                                      -----------             -------             -------           -----------

         Totals                       $10,090,369             $88,497             $85,597           $10,093,269
                                      ===========             =======             =======           ===========


                                                    Available-for-Sale

                                           Gross               Gross
                                         Amortized           Unrealized          Unrealized           Market
                                           Cost                 Gains              Losses              Value
         U.S. Government
         Obligations                    $14,508,780                  0           $ 79,745           $14,429,035

         Obligations of
         State and Political
         Subdivisions                       202,516                 26                  0               202,542

         Other Government
         Obligations                      5,047,790                  0              7,440             5,040,350

         Corporate
         Securities                      68,101,413             83,312            486,928            67,697,797
                                        -----------            -------           --------           -----------

         Totals                         $87,860,499            $83,338           $574,113           $87,369,724
                                        ===========            =======           ========           ===========

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                          (a wholly-owned subsidiary of
                         Skandia Insurance Company Ltd.)

             Notes to Consolidated Financial Statements (continued)



         The amortized cost and market value of fixed maturities, by contractual maturity, at December 31, 1996 are shown below.

                                                        Held-to-Maturity                  Available-for-Sale

                                                    Amortized          Market          Amortized          Market
                                                      Cost              Value            Cost              Value

         Due in one year or less                   $   697,626       $   699,861      $ 5,047,790       $ 5,040,350

         Due after one through five years            9,138,036         9,143,290       29,864,609        29,756,002

         Due after five through ten years              254,707           250,118       52,948,100        52,573,372
                                                   -----------       -----------      -----------       -----------

                          Total                    $10,090,369       $10,093,269      $87,857,499       $87,369,724
                                                   ===========       ===========      ===========       ===========


         Investments in fixed maturities as of December 31, 1995 consist of the following:

                                              Held-to-Maturity

                                                               Gross               Gross
                                       Amortized            Unrealized          Unrealized               Market
                                         Cost                  Gains              Losses                  Value

         U.S. Government
         Obligations                   $ 4,304,731             $183,201           $1,778              $  4,486,154

         Obligations of
         State and Political
         Subdivisions                      256,095                    0            3,165                   252,930

         Corporate
         Securities                      5,551,879               13,252              346                 5,564,785
                                       -----------             --------           ------               -----------

         Totals                        $10,112,705             $196,453           $5,289               $10,303,869
                                       ===========             ========           ======               ===========


         Proceeds from sales and maturities of fixed maturity investments during
         1996,  1995  and  1994,  were  $8,947,390,   $100,000  and  $2,010,000,
         respectively.

         There were no gross gains and losses realized during the years ended December 31, 1996, 1995 and 1994.

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                          (a wholly-owned subsidiary of
                         Skandia Insurance Company Ltd.)

             Notes to Consolidated Financial Statements (continued)



         The  cost,   gross  unrealized  gains  (losses)  and  market  value  of investments in mutual funds at December 31, 1996 and 1995 are shown below:


                                                            Gross                Gross
                                                         Unrealized           Unrealized           Market
                                       Cost                 Gains               Losses              Value

         1996                        $2,638,695            $ 59,278             $60,242           $2,637,731
                                     ==========            ========             =======           ==========

         1995                        $1,617,516            $111,686             $   327           $1,728,875
                                     ==========            ========             =======           ==========


         Proceeds from sales of investments in mutual funds during 1996, 1995 and 1994 were $1,273,640, $867,744 and $38,588, respectively.


         Mutual fund gross realized gains and losses were as follows:


                                        Gross               Gross
                                        Gains              Losses

         1996                          $139,814            $ 5,351
                                       ========            =======

         1995                          $ 65,236            $28,462
                                       ========            =======

         1994                          $    510            $ 2,452
                                       ========            =======


4.       NET INVESTMENT INCOME

         Additional information with respect to net investment income for the years ended December 31, 1996, 1995 and 1994 is as follows:

                                                           1996                  1995                 1994
                                                           ----                  ----                 ----

         Fixed maturities                              $  836,591            $  629,743           $  616,987
         Mutual funds                                     143,737                59,895               12,049
         Short-term investments                            92,987               256,351              142,421
         Cash and cash equivalents                        591,666               730,581              633,298
         Interest on policy loans                           5,274                 4,025                1,275
                                                       ----------            ----------           ----------

         Total investment income                        1,670,255             1,680,595            1,406,030

         Investment expenses                               84,436                79,921              105,813
                                                       ----------            ----------           ----------

         Net investment income                         $1,585,819            $1,600,674           $1,300,217
                                                       ==========            ==========           ==========

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                          (a wholly-owned subsidiary of
                         Skandia Insurance Company Ltd.)

             Notes to Consolidated Financial Statements (continued)

5.       INCOME TAXES

         The significant components of income tax expense are as follows:

                                                                   1996                1995                1994
                                                                   ----                ----                ----

         Current tax expense                                   $12,865,120            $397,360            $247,429

         Deferred tax (benefit) expense                        (16,903,477)                  0                   0
                                                              -------------           --------            --------

         Total income tax (benefit) expense                   ($ 4,038,357)           $397,360            $247,429
                                                              =============           ========            ========


         Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's deferred tax balance as of December 31, 1996 and 1995, are as follows:

                                                                        1996                       1995
                                                                        ----                       ----
         Deferred Tax (Liabilities):
             Deferred acquisition costs                            ($103,072,477)               ($57,399,960)
             Payable to reinsurer                                    (23,025,326)                (19,802,861)
             Policy Fees                                                (491,640)                   (308,304)
             Unrealized investment gains                                       0                     (38,976)
                                                                    ------------                 -----------

             Total                                                  (126,589,443)                (77,550,101)
                                                                    ------------                 -----------

         Deferred Tax Assets:
             Net separate account liabilities                        121,092,798                  72,024,094
             Reserve for future contractowner benefits                12,686,078                  10,672,556
             Other reserve differences                                 4,527,886                   1,492,044
             Deferred compensation                                     4,392,526                   2,169,060
             Surplus notes blocked interest                              548,730                           0
             Unrealized investment losses                                172,109                           0
             Foreign exchange translation                                141,996                     114,888
             Deferred contract charge                                     95,315                     116,218
             AMT credit carryforward                                           0                     286,094
             Other                                                       149,587                           0
                                                                    ------------                 -----------

             Total                                                   143,807,025                  86,874,954
                                                                    ------------                 -----------


             Net before valuation allowance                           17,217,582                   9,324,853

             Valuation allowance                                               0                  (9,324,853)
                                                                    ------------                 -----------

             Net deferred tax balance                               $ 17,217,582                 $         0
                                                                    ============                 ===========

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                          (a wholly-owned subsidiary of
                         Skandia Insurance Company Ltd.)

             Notes to Consolidated Financial Statements (continued)



         Management believes that based on the taxable income produced in the current year and the continued growth in annuity products, the Company will produce sufficient taxable income in the furture to realize its deferred tax assets. As such, the Company released the deferred tax valuation allowance of $9,324,853 established as of December 31, 1995.

         The income tax expense was different from the amount computed by applying the federal statutory tax rate of 35% to pre-tax income from continuing operations as follows:

                                                                  1996                1995                 1994
                                                                  ----                ----                 ----

         Income (loss) before taxes                           $22,584,667         ($2,170,660)           $106,921
             Income tax rate                                           35%                 35%                 35%
                                                              -----------          -----------           ---------

         Tax expense at federal
             statutory income tax rate                          7,904,633            (759,731)              37,422

         Tax effect of:

             Change in valuation allowance                     (9,324,853)          1,680,339              365,288

             Dividend received deduction                       (2,266,051)           (477,139)                   0

             Other                                               (352,086)            (46,109)            (155,281)
                                                              -----------          ----------             --------

         Income tax (benefit) expense                        ($ 4,038,357)         $  397,360             $247,429
                                                              ============         ==========             ========


6.       RELATED PARTY TRANSACTIONS

         Certain operating costs (including personnel, rental of office space, furniture, and equipment) have been charged to the Company at cost by American Skandia Information Services and Technology Corporation, an affiliated company; and likewise, the Company has charged operating costs to American Skandia Investment Services, Incorporated, an affiliated company. Operating costs for these items was $11,581,114, $12,687,337 and $8,524,840 for the years ended December 31, 1996, 1995 and 1994, respectively. Income received for these items was $1,148,364, $396,573 and $248,799 for the years ended December 31, 1996, 1995 and 1994, respectively. Amounts receivable from affiliates under this arrangement were $548,792 and $857,156 as of December 31, 1996 and 1995, respectively. Amounts payable to affiliates under this arrangement were $619,089 and $304,525 as of December 31, 1996 and 1995, respectively.

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                          (a wholly-owned subsidiary of
                         Skandia Insurance Company Ltd.)

             Notes to Consolidated Financial Statements (continued)



7.       FUTURE FEES PAYABLE TO PARENT

         On December 17, 1996 the Company sold to its Parent, effective September 1, 1996, certain rights to receive future fees and charges expected to be realized on the variable portion of a designated block of deferred annuity contracts issued during the period January 1, 1994 through June 30, 1996. In connection with this transaction, the Parent issued collateralized notes in a private placement which are secured by the rights to receive future fees and charges purchased from the Company.

         Under the terms of the Purchase Agreement, the rights sold provide for the Parent to receive 80% of future mortality and expense charges and contingent deferred sales charges, after reinsurance, expected to be realized over the remaining surrender charge period of the designated contracts (generally, 6.5 years). The Company did not sell the right to receive future fees and charges after the expiration of the surrender charge period.

         The proceeds from the sale have been recorded as a liability and are being amortized over the remaining surrender charge period of the designated contracts using the interest method. The present value at September 1, 1996 (discounted at 7.5%), of future fees and charges expected to be realized on the designated contracts was $50,221,438. Payments representing fees and charges realized during the period September 1, 1996 through December 31, 1996 in the aggregate amount of $3,109,502, were made by the Company to the Parent. Interest expense of $42,260 has been included in the statement of operations.

         Expected payments of future fees payable to Parent are as follows:

                        Year Ending
                        December 31,                         Amount

                           1997                            $ 9,308,527
                           1998                              9,782,558
                           1999                             10,002,274
                           2000                             10,061,058
                           2001                              6,412,114
                           2002                              1,392,003
                           2003                                153,402
                                                           -----------

                          Total                            $47,111,936


         The Commissioner of the State of Connecticut has approved the sale of future fees and charges; however, in the event that the Company becomes subject to an order of liquidation or rehabilitation, the Commissioner has the ability to stop the payments due to the Parent under the Purchase Agreement, subject to certain terms and conditions.

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                          (a wholly-owned subsidiary of
                         Skandia Insurance Company Ltd.)

             Notes to Consolidated Financial Statements (continued)



8.       LEASES

         The Company leases office space under a lease agreement established in 1989 with American Skandia Information Services and Technology Corporation. The lease expense for 1996, 1995 and 1994 was $1,583,391, $1,218,806 and $961,080, respectively. Future minimum lease payments per year and in aggregate as of December 31, 1996 are as follows:

                      1997                                      1,413,180
                      1998                                      1,571,400
                      1999                                      1,571,400
                      2000                                      1,740,750
                      2001 and thereafter                       6,527,813
                                                              -----------

                      Total                                   $12,824,543


9.       RESTRICTED ASSETS

         In order to comply with certain state insurance departments' requirements, the Company maintains cash, bonds and notes on deposit with various states. The carrying value of these deposits amounted to $3,766,564 and $3,267,357 as of December 31, 1996, and 1995,
         respectively. These deposits are required to be maintained for the protection of contractowners within the individual states.


10.      RETAINED EARNINGS AND DIVIDEND RESTRICTIONS

         Statutory basis shareholder's equity was $275,835,076, $132,493,899 and $95,001,971 at December 31, 1996, 1995 and 1994, respectively.

         The statutory basis net loss was $5,405,179,  $7,183,003 and $9,789,297 for the years ended December 31, 1996, 1995 and 1994, respectively.

         Under state insurance laws, the maximum amount of dividends that can be paid shareholders without prior approval of the state insurance departments is subject to restrictions relating to statutory surplus and net gain from operations. At December 31, 1996, no amounts may be distributed without prior approval.


11.      EMPLOYEE BENEFITS

         In 1989, the Company established a 401(k) plan for which substantially all employees are eligible. Company contributions to this plan on behalf of the participants were $850,111, $627,161 and $431,559 for the years ended December 31, 1996, 1995 and 1994, respectively.

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                          (a wholly-owned subsidiary of
                         Skandia Insurance Company Ltd.)

             Notes to Consolidated Financial Statements (continued)




         The Company and it's affiliate cooperatively have a long-term incentive plan where units are awarded to executive officers and other personnel. The program consists of multiple plans. A new plan is instituted each year. Generally, participants must remain employed by the Company or its affiliates at the time such units are payable in order to receive any payments under the plan. The accrued liability representing the value of these units is $9,212,369 and $4,600,831 as of December 31, 1996 and 1995, respectively. Payments under this plan were $601,603 for the year ended December 31, 1996.

         In 1994, the Company established a deferred compensation plan which is available to the internal field marketing staff and certain officers. Company contributions to this plan on behalf of the participants were $244,601 in 1996 and $139,209 in 1995.


12.      REINSURANCE

         The effect of the reinsurance agreements on the Company's operations was to reduce annuity charges and fee income, death benefit expense and policy reserves. The effect of reinsurance for the years ended December 31, 1996, 1995 and 1994 are as follows:


                                                        1996
                           ------------------------------------------------------------------
                                Annuity            Change in Annuity         Return Credited
                           Charges and Fees         Policy Reserves         to Contractowners

         Gross                $87,369,693              $814,306                  $779,070
         Ceded                 17,590,171               179,766                   106,435
                              -----------              --------                  --------
         Net                  $69,779,522              $634,540                  $672,635
                              ===========              ========                  ========


                                                          1995                                                   1994
                           ------------------------------------------------------------------              ----------------
                                Annuity            Change in Annuity         Return Credited                    Annuity
                           Charges and Fees         Policy Reserves         to Contractowners              Charges and Fees

         Gross                $50,334,280            ($4,790,714)              $10,945,831                    $30,116,166
         Ceded                 11,496,922              1,988,042                   332,973                      5,336,381
                              -----------             ----------               -----------                    -----------
         Net                  $38,837,358            ($6,778,756)              $10,612,858                    $24,779,785
                              ===========             ===========              ===========                    ===========


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

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                          (a wholly-owned subsidiary of
                         Skandia Insurance Company Ltd.)

             Notes to Consolidated Financial Statements (continued)


13.      SURPLUS NOTES

         The Company has issued surplus notes to its Parent in exchange for cash. Surplus notes outstanding as of December 31, 1996 were as follows:

                   Issue                                         Interest
                   Date                           Amount           Rate

             December 29, 1993               $  20,000,000         6.84%
             February 18, 1994                  10,000,000         7.28%
             March 28, 1994                     10,000,000         7.90%
             September 30, 1994                 15,000,000         9.13%
             December 28, 1994                  14,000,000         9.78%
             December 19, 1995                  10,000,000         7.52%
             December 20, 1995                  15,000,000         7.49%
             December 22, 1995                   9,000,000         7.47%
             June 28, 1996                      40,000,000         8.41%
             December 30, 1996                  70,000,000         8.03%
                                              ------------

             Total                            $213,000,000


         Payment of interest and repayment of principal for these notes is subject to certain conditions and requires approval by the Insurance Commissioner of the State of Connecticut.

         Interest expense on surplus notes was $10,087,347, $5,789,893 and $3,016,905 for the years ended December 31, 1996, 1995 and 1994, respectively. Interest approved and paid during 1996 was $6,438,867. Interest accrued at December 31, 1996 amounted to $3,648,480, of which $2,080,680 has been approved and paid in 1997. The remaining $1,567,800 was not approved for payment. The 1995 and 1994 amounts were approved at December 31, 1995 with stipulation that they be funded through a capital contribution from the parent.


14.      SHORT-TERM BORROWING

         During 1993, the Company received a $10 million loan from Skandia AB, a Swedish affiliate. Upon renewal during 1995 the loan became payable to the Parent rather than Skandia AB. The loan matures on March 10, 1997 and bears interest at 6.46%. The total interest expense to the Company was $642,886, $709,521 and $569,618 and for the years ended December 31, 1996, 1995 and 1994, respectively, of which $206,361 and $219,375 was payable as of December 31, 1996 and 1995, respectively.


15.      CONTRACT WITHDRAWAL PROVISIONS

         Approximately 98% of the Company's separate account liabilities are subject to discretionary withdrawal with market value adjustment by contractholders. Separate account assets which are carried at market value are adequate to pay such withdrawals which are generally subject to surrender charges ranging from 8.5% to 1% for contracts held less than 8 years.

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                          (a wholly-owned subsidiary of
                         Skandia Insurance Company Ltd.)

             Notes to Consolidated Financial Statements (continued)



16.      QUARTERLY FINANCIAL DATA (UNAUDITED)

         The  following  table  summarizes   information  with  respect  to  the
         operations of the Company on a quarterly basis:

                                                                            Three Months Ended
                1996                                  March 31            June 30          September 30       December 31
                ----                                 -----------        -----------        ------------       -----------

         Premiums and other insurance
            revenues                                 $16,605,765        $20,452,733         $22,366,166       $26,933,702
         Net investment income                           455,022            282,926             270,092           577,779
         Net realized capital gains                       92,072             13,106               5,606            23,679
                                                     -----------        -----------         -----------       -----------
         Total revenues                              $17,152,859        $20,748,765         $22,641,864       $27,535,160
                                                     ===========        ===========         ===========       ===========

         Benefits and expenses                       $12,725,411        $ 9,429,735         $17,007,137       $25,191,857
                                                     ===========        ===========         ===========       ===========

         Net income                                  $ 2,658,941        $ 7,695,490         $ 2,538,513       $14,470,976
                                                     ===========        ===========        ============       ===========


                                                                              Three Months Ended
                1995                                  March 31            June 30          September 30       December 31
                ----                                -----------         -----------        ------------       -----------

         Premiums and other insurance
            revenues                                $ 8,891,903         $10,066,478         $11,960,530       $14,189,048
         Net investment income                          551,690             434,273             293,335           321,376
         Net realized capital gains (losses)            (16,082)               (370)             44,644             8,582
                                                    -----------         -----------         -----------       -----------
         Total revenues                             $ 9,427,511         $10,500,381         $12,298,509       $14,519,006
                                                    ===========         ===========         ===========       ===========

         Benefits and expenses                      $11,438,798         $ 9,968,595         $11,600,587       $15,908,087
                                                    ===========         ===========         ===========       ===========

         Net income (loss)                         ($ 2,026,688)        $   531,486         $   678,312      ($ 1,751,130)
                                                    ===========         ===========         ===========       ===========


                                                                              Three Months Ended
                1994                                  March 31            June 30          September 30       December 31
                ----                                -----------         -----------        ------------       -----------

         Premiums and other insurance
            revenues                                $ 5,594,065         $ 6,348,777         $ 7,411,686       $ 7,631,608
         Net investment income                          252,914             336,149             264,605           446,549
         Net realized capital gains (losses)                  0             (30,829)             25,914             2,973
                                                    -----------         -----------         -----------       -----------
         Total revenues                             $ 5,846,979         $ 6,654,097         $ 7,702,205       $ 8,081,130
                                                    ===========         ===========         ===========       ===========

         Benefits and expenses                      $ 5,701,460         $ 7,883,829         $ 8,157,535       $ 6,434,666
                                                    ===========         ===========         ===========       ===========

         Net income (loss)                          $   104,636        ($ 1,257,768)       ($   503,793)      $ 1,516,417
                                                    ===========         ===========         ===========       ===========

         As described in Note 5, the valuation allowance relating to deferred income taxes was released during the three months ended December 31, 1996.

PART III

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

               None


Item 10.       Directors and Executive Officers of the Registrant

               Information contained in "Executive Officers and Directors" of the prospectus of the Company's registration statement on Form S-1, (Reg. #333-00941) is incorporated herein by reference.


Item 11.       Executive Compensation

               Summary Compensation Table: The summary table below summarizes the compensation payable to the Chief Executive Officer and to the most highly compensated of our executive officers whose compensation exceeded $100,000 in 1996.

               Name and Principal                               Annual          Other Annual            LTIP
               Position                            Year         Salary          Compensation           Payouts

               Jan R. Carendi                      1996         $505,694                              $114,993
               Chief Executive Officer             1995          200,315
                                                   1994          170,569

               Gordon C. Boronow                   1996         $179,426                             $  54,000
               President & Chief                   1995          157,620
               Operating Officer                   1994          129,121

               Nancy Brunetti                      1996         $155,123                            $    2,547
               Senior Vice President,              1995          110,725
               Customer Service                    1994           89,267

               Lincoln R. Collins                  1996         $208,346                             $  19,099
               Senior Vice President               1995          156,550
               Product Management                  1994           92,700

               Jeffrey Ulness                      1996         $174,333
               Vice President                      1995          136,372
               Product Management                  1994           60,453


               Long-Term  Incentive  Plans  (LTIP) - Awards  in the last  fiscal year: The following table provides information regarding our long-term incentive plan. Units are awarded to executive officers and other personnel. The table shows units awarded to our Chief Executive Officer and the most highly compensated of our executive officers whose compensation exceeded $100,000 in the fiscal year immediately preceding the date of this submission. This program is designed to induce participants to remain with the Company over long periods of time and to tie a portion of their compensation to the fortunes of the Company.


               Currently, the program consists of multiple plans. A new plan may be instituted each year. Participants are awarded units at the beginning of a plan. Generally, participants must remain employed by the Company or its affiliates at the time such units are payable in order to receive any payments under the plan. There are certain exceptions, such as in cases of retirement or death.

               Changes in the value of units reflect changes in the "embedded value" of the Company. "Embedded value" is the net asset value of the Company (valued at market value and not including the present value of future profits), plus the present value of the anticipated future profits (valued pursuant to state insurance law) on its existing contracts. Units will not have any value for participants if the embedded value does not increase by certain target percentages during the first four years of a plan. The target percentages may differ between each plan. Any amounts available under a plan are paid out in the fifth through eighth years of a plan. Payments will be postponed if the payment would exceed 20% of any profit (as determined under state insurance law) earned by the company in the prior fiscal year before tax or 30% of the individual's current year salary. The amount to be received by a participant at the time any payment is due will be the then current number of units payable multiplied by the then current value of such units.

                                            Number    Period until                   Estimated Future Payouts
               Name                       of Units        Payout             Threshold      Target       Maximum

               Jan R. Carendi              135,000        Various                          $1,203,604

               Gordon C. Boronow           135,000        Various                          $1,176,838

               Nancy F. Brunetti            40,000        Various                          $  227,290

               Lincoln R. Collins           49,250        Various                          $  424,182

               Jeffrey M. Ulness            25,000        Various                          $  113,088


               The following directors compensation is shown below in 1996:

                             Jan R. Carendi                               0

                             Gordon C. Boronow                            0

                             *Nancy F. Brunetti                           0

                             Malcolm M. Campbell                          0

                             *Lincoln R. Collins                          0

                             C. Henrik G. Danckwardt                      0

                             Wade A. Dokken                               0

                             Thomas M. Mazzaferro                         0

                             Gunnar J. Moberg                             0

                             Anders O. Soderstrom                         0

                             Amanda C. Sutyak                             0

                             C. Ake Svensson                              0

                             Bayard F. Tracy                              0


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

              (25)    Powers of Attorney                                        Incorporated by reference to
                                                                                the Company's Forms N-4
                                                                                (Reg. #33-19363), S-1
                                                                                (Reg. #33-86918) and S-1
                                                                                (Reg. #33-88360)

              (28)    Additional exhibits                                       None

Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K (continued)


              (29)    Information from reports furnished
                      to state insurance regulatory authorities                 None

               (b)    Reports on Form 8-K                                       None


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 1997.


                  AMERICAN SKANDIA LIFE ASSURANCE CORPORATION


                           By: /s/Thomas M. Mazzaferro
                               -----------------------
                                  Thomas M. Mazzaferro
                              Executive Vice President and
                                 Chief Financial Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 25, 1997.



         *Jan R. Carendi
         Jan R. Carendi
         Chief Executive Officer,
         Chairman of the Board and Director



Board of Directors

        *Gordon C. Boronow      *Nancy F. Brunetti           *Jan R. Carendi

       *Malcolm M. Campbell     *Lincoln R. Collins     *C. Henrik G. Danckwardt

          *Wade A. Dokken      *Thomas M. Mazzaferro        *Gunnar J. Moberg

       *Anders O. Soderstrom     *Amanda C. Sutyak           *C. Ake Svensson

         *Bayard F. Tracy




         By:     /s/M. Patricia Paez
                 -------------------
                    M. Patricia Paez
                    Corporate Secretary


         *Pursuant to Powers of Attorney filed with the Registration Statement.