Form 10-K/A
period 1996-12-31
AMERICAN SKANDIA LIFE ASSURANCE CORP/CT
filed 1997-07-15
CIK 881453

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




By:  /s/ Deloitte & Touche LLP
------------------------------
         Deloitte & Touche LLP




March 10, 1997

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                          (a wholly-owned subsidiary of
                         Skandia Insurance Company Ltd.)

             Notes to Consolidated Financial Statements (continued)



         The amortized cost and market value of fixed maturities, by contractual maturity, at December 31, 1996 are shown below.

                                                        Held-to-Maturity                  Available-for-Sale

                                                    Amortized          Market          Amortized          Market
                                                      Cost              Value            Cost              Value

         Due in one year or less                   $   697,626       $   699,861      $ 5,047,790       $ 5,040,350

         Due after one through five years            9,138,036         9,143,290       29,864,609        29,756,002

         Due after five through ten years              254,707           250,118       52,948,100        52,573,372
                                                   -----------       -----------      -----------       -----------

                          Total                    $10,090,369       $10,093,269      $87,860,499       $87,369,724
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