Form 10-Q
period 1997-03-31
AMERICAN SKANDIA LIFE ASSURANCE CORP/CT
filed 1997-07-16
CIK 881453

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For the Quarterly Period Ended March 31, 1997

        Commission file numbers: 33-62791, 33-62953, 33-88360, 33-89566,
                          33-89676, 33-89678, 33-91400,
            333-00941, 333-00995, 333-01021, 333-02867 and 333-08743

                   American Skandia Life Assurance Corporation

               Incorporated in the State of Connecticut 06-1241288
                        (IRS Employer Identification No.)

                               One Corporate Drive
                           Shelton, Connecticut 06484

                         Telephone Number (203) 926-1888




Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes x No __


As of April 30, 1997, there were 25,000 shares of outstanding common stock, par value $80 per share, of the registrant, consisting of 100 shares of voting and 24,900 shares of non-voting common stock, all of which were owned by American Skandia Investment Holding Corporation, a wholly-owned subsidiary of Skandia Insurance Company Ltd., a Swedish corporation.

                   American Skandia Life Assurance Corporation

                                Table of Contents


                                                                           Page
PART I.  FINANCIAL INFORMATION:

    Item 1.  Financial Statements:

             Consolidated Statements of Financial Condition -
                 March 31, 1997 (unaudited)
                 and December 31, 1996                                       4

             Consolidated Statements of Operations (unaudited) -
                 Three months ended March 31, 1997
                 and March 31, 1996                                          5

             Consolidated Statements of Cash Flows (unaudited) -
                 Three months ended March 31, 1997
                 and March 31, 1996                                          6

             Notes to Unaudited Consolidated Financial Statements            7



    Item 2.

             Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations - Three months ended
                 March 31, 1997                                             11


PART II.  OTHER INFORMATION:


    Item 4.  Action Taken by Shareholder                                    15

    Item 6.  Exhibits and Reports on Form 8-K                               15

                  Signature                                                 16

                  Exhibit Index                                             17


                                       (2)

                          PART I. FINANCIAL INFORMATION


Item 1.

                              FINANCIAL STATEMENTS




































                                       (3)

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
          (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                    MARCH 31,           DECEMBER 31,
                                                                      1997                 1996
                                                                ----------------      ---------------
                                                                   (unaudited)
ASSETS

Investments:
   Fixed maturities - at amortized cost                         $     9,582,613       $    10,090,369
   Fixed maturities - at market value                                85,520,736            87,369,724
   Investment in mutual funds - at market value                       3,859,138             2,637,731
   Short-term investments - at amortized cost                        22,986,075            18,100,000
                                                                  -------------         -------------

Total investments                                                   121,948,562           118,197,824

Cash and cash equivalents                                            14,385,617            14,199,412
Accrued investment income                                             1,682,759             1,958,546
Fixed assets                                                            241,635               229,780
Deferred acquisition costs                                          488,155,985           438,640,918
Reinsurance receivable                                                3,637,067             2,167,818
Receivable from affiliates                                              975,373               691,532
Deferred income taxes                                                18,190,845            17,217,582
State insurance licenses                                              4,675,000             4,712,500
Other assets                                                          2,518,421             2,207,171
Separate account assets                                           8,335,701,439         7,734,439,793
                                                                  -------------         -------------

                    Total Assets                                $ 8,992,112,703       $ 8,334,662,876
                                                                  =============         =============

LIABILITIES AND SHAREHOLDER'S EQUITY

LIABILITIES:
Reserve for future contractowner benefits                       $    34,571,374       $    36,245,936
Annuity policy reserves                                              23,707,939            21,238,749
Income taxes payable                                                  4,638,536             1,124,151
Accounts payable and accrued expenses                                55,965,044            65,198,965
Payable to affiliates                                                53,025,080               685,724
Future fees payable to parent                                        44,842,187            47,111,936
Payable to reinsurer                                                 82,340,890            79,000,262
Short-term borrowing                                                 10,000,000            10,000,000
Surplus notes                                                       213,000,000           213,000,000
Deferred contract charges                                               272,329               272,329
Separate account liabilities                                      8,335,701,439         7,734,439,793
                                                                  -------------         -------------

                  Total Liabilities                               8,858,064,818         8,208,317,845
                                                                  -------------         -------------

SHAREHOLDER'S EQUITY:
Common stock, $80 par, 25,000 shares
  authorized, issued and outstanding                                  2,000,000             2,000,000
Additional paid-in capital                                          122,380,117           122,250,117
Unrealized investment gains and losses, net                          (1,767,713)             (319,631)
Foreign currency translation, net                                      (238,745)             (263,706)
Retained earnings                                                    11,674,226             2,678,251
                                                                  --------------        -------------

                   Total Shareholder's Equity                       134,047,885           126,345,031
                                                                  --------------        -------------

                   Total Liabilities and Shareholder's Equity   $ 8,992,112,703       $ 8,334,662,876
                                                                  =============         =============

            See notes to unaudited consolidated financial statements.

                                      (4)

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
          (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                  THREE MONTHS          THREE MONTHS
                                                                     ENDED                 ENDED
                                                                 MARCH 31, 1997        MARCH 31, 1996
                                                                ----------------      ----------------
REVENUES:

Annuity charges & fees                                          $    24,368,624       $    13,429,275
Fee income                                                            5,524,257             3,162,040
Net investment income                                                 1,368,683               455,022
Net realized capital gains                                               20,604                92,072
Annuity premium income                                                  275,000                     0
Other                                                                    17,939                14,450
                                                                 --------------         -------------

     Total Revenues                                                  31,575,107            17,152,859
                                                                 --------------         -------------


BENEFITS AND EXPENSES:

Benefits:
  Annuity benefits                                                      144,687               117,986
  Increase in annuity policy reserves                                   783,550               173,873
  Cost of minimum death benefit reinsurance                             876,078               643,610
  Return credited to contractowners                                  (6,745,574)            1,004,430
                                                                 --------------         -------------

                                                                     (4,941,259)            1,939,899
                                                                 --------------         -------------

Expenses:
  Underwriting, acquisition and other insurance expenses             17,683,466             8,516,327
  Amortization of state insurance licenses                               37,500                37,500
  Interest expense                                                    5,539,574             2,231,685
                                                                 --------------         -------------

                                                                     23,260,540            10,785,512
                                                                 --------------         -------------

     Total Benefits and Expenses                                     18,319,281            12,725,411
                                                                 --------------         -------------

Income from operation
     before income taxes                                             13,255,826             4,427,448

     Income taxes                                                     4,259,851             1,768,507
                                                                 --------------         -------------

Net income                                                     $      8,995,975       $     2,658,941
                                                                 ==============         =============

            See notes to unaudited consolidated financial statements.

                                    (5)

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
           (wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                 THREE MONTHS          THREE MONTHS
                                                                     ENDED                 ENDED
                                                                MARCH 31, 1997        MARCH 31, 1996
CASH FLOW FROM OPERATING ACTIVITIES:

  Net income                                                   $      8,995,975       $     2,658,941
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
      Increase in annuity policy reserves                             2,469,190               480,579
      Amortization of bond discount                                      18,153                 4,769
      Amortization of insurance licenses                                 37,500                37,500
      Change in due to/due from affiliates                           52,055,515              (369,261)
      Change in income tax payable/receivable                         3,514,385             1,756,351
      Increase in other assets                                         (323,105)               (2,888)
      Change in accrued investment income                               275,787               (46,063)
      Increase in reinsurance receivable                             (1,469,249)             (120,547)
      Decrease in accounts payable and accrued expenses              (9,233,922)             (287,155)
      Increase in deferred acquisition cost                         (49,515,067)          (33,500,335)
      Decrease in deferred contract charges                                   0               (20,047)
      Decrease in foreign currency translation, net                      26,822                19,514
      Deferred income taxes                                            (228,711)                    0
      Realized gain on sale of investments                              (20,604)              (92,072)
                                                                  -------------         -------------

  Net cash provided by (used in) operating activities                 6,602,669           (29,480,714)
                                                                  -------------         -------------

CASH FLOW FROM INVESTING ACTIVITIES:

  Proceeds from maturity of fixed maturity investments                  200,000                     0
  Purchase of shares in mutual funds                                 (1,434,810)             (937,792)
  Proceeds from sale of mutual funds                                    178,104               834,949
  Purchase of short-term investments                                 (4,886,075)          (78,000,000)
  Proceeds from sale of short-term investments                                0            93,700,000
  Change in investments of separate account assets                 (867,715,012)         (562,205,959)
                                                                  -------------         -------------

  Net cash used in investing activities                            (873,657,793)         (546,608,802)
                                                                  -------------         -------------

CASH FLOW FROM FINANCING ACTIVITIES:

  Capital contributions from parent                                     130,000                74,212
  Decrease in future payable fees to parent                          (2,269,749)                    0
  Increase in payable to reinsurer                                    3,340,628             4,753,077
  Proceeds from annuity sales                                       866,040,450           561,231,341
                                                                  -------------         -------------

  Net cash provided by financing activities                         867,241,329           566,058,630
                                                                  -------------         -------------

Net decrease in cash and cash equivalents                               186,205           (10,030,886)
                                                                  -------------         -------------

Cash and cash equivalents at beginning of period                     14,199,412            13,146,384
                                                                  -------------         -------------

Cash and cash equivalents at end of period                      $    14,385,617       $     3,115,498
                                                                  =============         =============
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Income taxes paid                                             $        43,000       $        12,156
                                                                  =============         =============

  Interest paid                                                 $     3,180,309       $       341,250
                                                                  =============         =============

            See notes to unaudited consolidated financial statements.

                                      (6)

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                          (a wholly-owned subsidiary of
                         Skandia Insurance Company Ltd.)


              Notes to Unaudited Consolidated Financial Statements

                                 March 31, 1997



1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of American Skandia Life Assurance Corporation (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto in the Company's audited consolidated financial statements for the year ended December 31, 1996.


2.       FOREIGN ENTITY

         As of July 1995, Skandia Vida, S.A. de C.V. was formed by the ultimate parent, Skandia Insurance Company, Ltd., a Swedish corporation. The Company has a 99.9% ownership in Skandia Vida, S.A. de C.V. which is a life insurance company domiciled in Mexico. This Mexican life insurer is a start up company with expectations of selling long term savings products within Mexico. Total shareholder's equity of Skandia Vida, S.A. de C.V. is $1,358,906 as of March 31, 1997.











                                       (7)

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                          (a wholly-owned subsidiary of
                         Skandia Insurance Company Ltd.)


              Notes to Unaudited Consolidated Financial Statements

                                 March 31, 1997


3.       SURPLUS NOTES

         The Company has issued surplus notes to American Skandia Investment Holding Corporation (the "Parent") in exchange for cash. Surplus notes outstanding as of March 31, 1997 were as follows.

             Issue Date                            Amount         Interest Rate

         December 29, 1993                    $  20,000,000           6.84%
         February 18, 1994                       10,000,000           7.28%
         March 28, 1994                          10,000,000           7.90%
         September 30, 1994                      15,000,000           9.13%
         December 28, 1994                       14,000,000           9.78%
         December 19, 1995                       10,000,000           7.52%
         December 20, 1995                       15,000,000           7.49%
         December 22, 1995                        9,000,000           7.47%
         June 28, 1996                           40,000,000           8.41%
         December 30, 1996                       70,000,000           8.03%
                                              -------------

         Total                                $ 213,000,000

         Payment of interest and repayment of principal for these notes is subject to certain conditions and requires approval by the Insurance Commissioner of the State of Connecticut.

         Interest accrued at March 31, 1997 amounted to $5,857,175, of which $774,107 has been approved for payment. The remaining $5,083,068 has not been approved for payment.


4.       FUTURE FEES PAYABLE TO PARENT

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


                                       (8)

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                          (a wholly-owned subsidiary of
                         Skandia Insurance Company Ltd.)


              Notes to Unaudited Consolidated Financial Statements

                                 March 31, 1997


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

         The proceeds from the sale have been recorded as a liability and are being amortized over the remaining surrender charge period of the designated contracts using the interest method. The present value at September 1, 1996 (discounted at 7.5%), of future fees and charges expected to be realized on the designated contracts was $50,221,438. Payments representing fees and charges realized during the period ended March 31, 1997 in the aggregate amount of $2,269,749, were made by the Company to the Parent. Interest expense of $1,087,232 has been included in the statement of operations.

         Expected payments of future fees payable to Parent are as follows:

                 Period Ending
                  December 31,                               Amount

                      1997                                 $ 7,038,778
                      1998                                   9,782,558
                      1999                                  10,002,274
                      2000                                  10,061,058
                      2001                                   6,412,114
                      2002                                   1,392,003
                      2003                                     153,402
                                                           -----------

                     Total                                 $44,842,187


         The Commissioner of the State of Connecticut has approved the sale of future fees and charges; however, in the event that the Company becomes subject to an order of liquidation or rehabilitation, the Commissioner has the ability to stop the payments due to the Parent under the Purchase Agreement, subject to certain terms and conditions.

                                       (9)

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                          (a wholly-owned subsidiary of
                         Skandia Insurance Company Ltd.)


              Notes to Unaudited Consolidated Financial Statements

                                 March 31, 1997


5.       REINSURANCE

         The Company cedes reinsurance under modified co-insurance arrangements. The reinsurance arrangements provide additional capacity for growth in supporting the cash flow strain from the Company's variable annuity business. The reinsurance is effected under quota share contracts.

         The Company reinsures certain mortality risks pertaining to the Guaranteed Minimum Death Benefit feature in the variable annuity products.

         The effect of the reinsurance agreements on the Company's operations was to reduce annuity charges and fee income, death benefit expense, and reserve exposure. The effect of reinsurance is summarized as follows:

                            Annuity                Increase in Annuity                  Return Credited
                        Charges & Fees                Policy Reserves                  to Contractowners

         Period Ended March 31, 1997

         Gross              $29,686,298                  $2,252,799                      ($6,724,793)
         Ceded                5,317,674                   1,469,249                           20,781
                            -----------                 -----------                      ------------
         Net                $24,368,624                 $   783,550                      ($6,745,574)
                            ===========                 ===========                       ===========


         Period Ended March 31, 1996

                            Annuity                Increase in Annuity                  Return Credited
                        Charges & Fees                Policy Reserves                  to Contractowners

         Gross              $17,420,169                    $294,420                        $1,021,285
         Ceded                3,990,894                     120,547                            16,855
                            -----------                    --------                        ----------
         Net                $13,429,275                    $173,873                        $1,004,430
                            ===========                    ========                        ==========

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

                        Three months ended March 31, 1997


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

The Company markets its products through an internal field marketing staff to broker-dealers, financial planners and in conjunction with financial institutions such as banks that are permitted directly, or through affiliates, to sell annuities.



                              Results of Operations

The Company's long term business plan was developed reflecting the current sales and marketing approach. The sales volume for the three month period ended March 31, 1997 and 1996 was $866 million and $561 million, respectively. This represents an increase of 54% compared to the same period last year. This increase is a direct result of the marketing efforts by the Company coupled with an overall increase in the variable annuity marketplace. Assets grew $657 million or 8% since December 31, 1996. This increase is a direct result of the sales volume increasing separate account assets and deferred acquisition costs. Liabilities grew $650 million or 8% since December 31, 1996 as a result of the reserves required for the increased sales activity as well as an increase in the amounts payable to affiliates and reinsurance to support the acquisition costs of the Company's variable annuity business.













                                      (11)

The Company experienced a net gain of $9.0 million after tax for the current period which was $6.3 million greater than the same period last year, and in excess of plan. This gain is a result of the strong sales activity for the three months ended March 31, 1997, favorable expense levels relative to sales activity and an increased asset base, which generates additional fee revenue.

Revenues:

Increasing annuity sales volume results in greater assets under management. Growth in assets under management has resulted in an 81% increase in annuity charges & fees for the three month period ended March 31, 1997. This is compared to an increase of 72% for the three month period ended March 31, 1996.

Fee income includes income earned for transfer agency type activities. This income increased 75% for the three month period ended March 31, 1997 compared to an increase of 202% for the three month period ended March 31, 1996. These increases are driven by the continued increase in assets under management.

Net investment income increased 201% for the three month period ended March 31, 1997. This is compared to a decrease of 18% for the three month period ended
March 31, 1996. The current period increase is the result of increased investment holdings for the quarter. The prior period decrease is a result of the need to liquidate short term investments to support cash needs.

Annuity premium income represents sales of immediate annuities with life contingencies.

Benefits:

Annuity benefits represent payments on annuity contracts with mortality risks: immediate annuities with life contingencies and supplementary contracts with life contingencies.

Increase in annuity policy reserves represents the change in reserves for immediate annuities with life contingencies, supplementary contracts with life contingencies and the guaranteed minimum death benefit on variable annuities. In September 1995, the Company entered into an agreement to reinsure the guaranteed minimum death benefit exposure on most of its variable annuity contracts. The change in the minimum death benefit reserve exceeded the costs associated with reinsuring the minimum death benefit by $0.6 million for the period ended March 31, 1997. For the same period last year, the costs associated with reinsuring the minimum death benefit reserve exceeded the change in the minimum death benefit reserve by approximately $0.5 million.






                                      (12)

Return credited to contractowners represents revenues on variable and market value adjusted annuities offset by benefit payments and change in reserves required on this business. Also included are benefit payments and change in reserves on immediate annuities and supplemental contracts without significant mortality risks. The result for the current period reflects a higher than expected separate account investment return on the market value adjusted contracts in support of the benefits and required reserves combined with the reversal of the effect of December 31, 1996 bond market fluctuations which had adversely impacted 1996 results by $1.8 million. While the assets relating to the market value adjusted contracts reflected the market interest rate fluctuations which occurred on December 31, 1996, the liabilities were based on interest rates set for new contracts which are generally based on the prior day's interest rates. During the first week of 1997, interest rates were established for new contracts, thereby bringing the liabilities relating to the market value adjusted contracts in line with the related assets.

Expenses:

Underwriting, acquisition and other insurance expenses consists of $42.9 million of commissions and $21.2 million of general expenses offset by the net capitalization of deferred acquisition costs totaling $46.4 million. This compares to $25.7 million of commissions and $11.9 million of general expenses offset by the net capitalization of deferred acquisition costs totaling $29.1 million for the same period last year.

Interest expense increased 148% over the same period last year as a result of the 1996 increase in surplus notes of $110 million.

Income tax expense was $4.3 million for the quarter ended March 31, 1997, compared with $1.8 million for the same period last year. The effective Federal income tax rates for the periods were 32% and 40% respectively. The 1997 effective rate was lower than the Federal statutory income tax rate (35%) primarily due to permanent differences. The 1996 effective rate was higher than the Federal statutory income tax rate due to an increase in the deferred tax valuation allowance. Such allowance was released at December 31, 1996. Management believes that based on the taxable income produced in 1996 and the first quarter of 1997 as well as the continued growth in annuity products, the Company will produce sufficient taxable income in the future to realize its deferred tax assets.


                         Liquidity and Capital Resources

The liquidity requirement of the Company was met by cash from insurance operations, investment activities and advances from the parent.







                                      (13)

The Company had significant growth during the three month period in 1997. The sales volume of $866 million was made up of approximately 94% variable annuities, which carry a contingent, deferred sales charge. This type of product causes a temporary cash strain in that 100% of the proceeds are invested in separate accounts supporting the product leaving a cash (but not capital) strain caused by the acquisition costs for the new business. This cash strain required the Company to look beyond the insurance operations and investments of the Company. To this end, the Company extended its reinsurance agreements (initiated in 1993, 1994 and 1995) and was advanced $52 million by the parent. It is anticipated that during 1997 this advance will be repaid with the proceeds from additional sales of future fee revenues, similar to the transaction which closed on December 17, 1996 (as described in footnote 4). The reinsurance agreements are modified coinsurance arrangements where the reinsurer shares in the experience of a specific book of business. The income and expense items presented above are net of reinsurance.

The Company expects to use borrowing, reinsurance and the sale of future fee revenues to fund the cash strain anticipated from the acquisition costs on expected future sales volume.

The tremendous growth of this young organization has depended on capital support from its parent.

As of March 31, 1997 and 1996, shareholder's equity was $134.0 million and $126.3 million, respectively, which includes the carrying value of the state insurance licenses in the amount of $4.7 million.

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





May 14, 1997






























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