Form 10-Q
period 1997-06-30
AMERICAN SKANDIA LIFE ASSURANCE CORP/CT
filed 1997-08-14
CIK 881453

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For the Quarterly Period Ended June 30, 1997

        Commission file numbers: 33-62791, 33-62953, 33-88360, 33-89566,
                          33-89676, 33-89678, 33-91400,
            333-25733, 333-00995, 333-25761, 333-02867 and 333-24989

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


As of July 31, 1997, there were 25,000 shares of outstanding common stock, par value $80 per share, of the registrant, consisting of 100 shares of voting and 24,900 shares of non-voting common stock, all of which were owned by American Skandia Investment Holding Corporation, a wholly-owned subsidiary of Skandia Insurance Company Ltd., a Swedish corporation.

                   American Skandia Life Assurance Corporation

                                Table of Contents

                                                                           Page
PART I.  FINANCIAL INFORMATION:

    Item 1.  Financial Statements:

             Consolidated Statements of Financial Condition -
                 June 30, 1997 (unaudited)
                 and December 31, 1996                                       4

             Consolidated Statements of Operations (unaudited) -
                 Six months ended June 30, 1997
                 and June 30, 1996                                           5

             Consolidated Statements of Operations (unaudited) -
                 Three months ended June 30, 1997
                 and June 30, 1996                                           6

             Consolidated Statements of Cash Flows (unaudited) -
                 Six months ended June 30, 1997
                 and June 30, 1996                                           7

             Notes to Unaudited Consolidated Financial Statements            8



    Item 2.

             Management's Discussion and Analysis
                of Financial Condition and Results of
                 Operations - Six months ended
                 June 30, 1997                                               14


PART II.  OTHER INFORMATION:


    Item 4.  Action Taken by Shareholder                                     18

    Item 6.  Exhibits and Reports on Form 8-K                                18

                  Signature                                                  19

                  Exhibit Index                                              20





                                       (2)

                          PART I. FINANCIAL INFORMATION


Item 1.

                              FINANCIAL STATEMENTS

















































                                       (3)

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
          (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                        JUNE 30,              DECEMBER 31,
                                                                         1997                     1996
                                                                  --------------------   -----------------------
                                                                      (unaudited)
ASSETS

Investments:
   Fixed maturities - at amortized cost                         $           9,375,850  $             10,090,369
   Fixed maturities - at market value                                      86,910,161                87,369,724
   Investment in mutual funds - at market value                             5,272,036                 2,637,731
   Short-term investments - at amortized cost                              32,996,300                18,100,000
                                                                  --------------------   -----------------------

Total investments                                                         134,554,347               118,197,824

Cash and cash equivalents                                                  17,037,179                14,199,412
Accrued investment income                                                   2,263,580                 1,958,546
Fixed assets                                                                  287,214                   229,780
Deferred acquisition costs                                                537,679,557               438,640,918
Reinsurance receivable                                                      1,319,558                 2,167,818
Receivable from affiliates                                                  4,458,491                   691,532
Deferred income taxes                                                      21,009,619                17,217,582
State insurance licenses                                                    4,637,500                 4,712,500
Other assets                                                                2,861,605                 2,207,171
Separate account assets                                                 9,972,069,209             7,734,439,793
                                                                  --------------------   -----------------------

                    Total Assets                                $      10,698,177,859  $          8,334,662,876
                                                                  ====================   =======================

LIABILITIES AND SHAREHOLDER'S EQUITY

LIABILITIES:
Reserve for future contractowner benefits                       $          40,055,589  $             36,245,936
Annuity policy reserves                                                    21,616,876                21,238,749
Income taxes payable                                                        1,433,713                 1,124,151
Accounts payable and accrued expenses                                      78,046,167                65,198,965
Payable to affiliates                                                      92,208,588                   685,724
Future fees payable to parent                                              44,828,479                47,111,936
Payable to reinsurer                                                       85,221,661                79,000,262
Short-term borrowing                                                       10,000,000                10,000,000
Surplus notes                                                             213,000,000               213,000,000
Deferred contract charges                                                     199,217                   272,329
Separate account liabilities                                            9,972,069,209             7,734,439,793
                                                                  --------------------   -----------------------

                  Total Liabilities                                    10,558,679,499             8,208,317,845
                                                                  --------------------   -----------------------

SHAREHOLDER'S EQUITY:
Common stock, $80 par, 25,000 shares
  authorized, issued and outstanding                                        2,000,000                 2,000,000
Additional paid-in capital                                                123,055,117               122,250,117
Unrealized investment gains and losses, net                                  (720,347)                 (319,631)
Foreign currency translation, net                                            (157,423)                 (263,706)
Retained earnings                                                          15,321,013                 2,678,251
                                                                  --------------------   -----------------------

                   Total Shareholder's Equity                             139,498,360               126,345,031
                                                                  --------------------   -----------------------

                   Total Liabilities and Shareholder's Equity   $      10,698,177,859  $          8,334,662,876
                                                                  ====================   =======================

            See notes to unaudited consolidated financial statements.

                                      (4)

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
          (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                          SIX MONTHS             SIX MONTHS
                                                                             ENDED                  ENDED
                                                                         JUNE 30, 1997          JUNE 30, 1996
                                                                      -------------------     ------------------
REVENUES:

Annuity charges & fees                                              $         51,831,675     $     29,895,751
Fee income                                                                    11,763,639            7,042,113
Net investment income                                                          3,995,459              737,948
Net realized capital gains                                                        64,064              105,178
Annuity premium income                                                           580,000              100,000
Other                                                                             66,055               20,634
                                                                      --------------------     ----------------

     Total Revenues                                                           68,300,892           37,901,624
                                                                      --------------------     ----------------


BENEFITS AND EXPENSES:

Benefits:
  Annuity benefits                                                             1,215,611              215,992
  Increase in annuity policy reserves                                          1,174,149              534,930
  Cost of minimum death benefit reinsurance                                    1,811,373            1,332,762
  Return credited to contractowners                                           (4,715,974)          (1,245,994)
                                                                      --------------------     ----------------

                                                                                (514,841)             837,690
                                                                      --------------------     ----------------

Expenses:
  Underwriting, acquisition and other insurance expenses                      38,182,529           16,762,970
  Amortization of state insurance licenses                                        75,000               75,000
  Interest expense                                                            11,041,931            4,479,486
                                                                      --------------------     ----------------

                                                                              49,299,460           21,317,456
                                                                      --------------------  -------------------

     Total Benefits and Expenses                                              48,784,619           22,155,146
                                                                      --------------------  -------------------

Income from operations
     before income taxes                                                      19,516,273           15,746,478

     Income taxes                                                              6,873,511            5,392,047
                                                                      --------------------     ----------------

Net income                                                          $         12,642,762       $   10,354,431
                                                                      ====================     ================

            See notes to unaudited consolidated financial statements.

                                      (5)

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
          (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                    THREE MONTHS        THREE MONTHS
                                                                        ENDED               ENDED
                                                                    JUNE 30, 1997       JUNE 30, 1996
                                                                  -----------------   -----------------
REVENUES:

Annuity charges & fees                                             $  27,463,051       $  16,466,476
Fee income                                                             6,239,382           3,880,073
Net investment income                                                  2,626,776             282,926
Net realized capital gains                                                43,460              13,106
Annuity premium income                                                   305,000             100,000
Other                                                                     48,116               6,184
                                                                   ---------------     ---------------

     Total Revenues                                                   36,725,785          20,748,765
                                                                   ---------------     ---------------


BENEFITS AND EXPENSES:

Benefits:
  Annuity benefits                                                     1,070,924              98,006
  Increase in annuity policy reserves                                    390,599             361,057
  Cost of minimum death benefit reinsurance                              935,295             689,152
  Return credited to contractowners                                    2,029,600          (2,250,424)
                                                                   ---------------     ---------------

                                                                       4,426,418          (1,102,209)
                                                                   ---------------     ---------------

Expenses:
  Underwriting, acquisition and other insurance expenses              20,499,063           8,246,643
  Amortization of state insurance licenses                                37,500              37,500
  Interest expense                                                     5,502,357           2,247,801
                                                                   ---------------      --------------

                                                                      26,038,920          10,531,944
                                                                   ---------------      --------------

     Total Benefits and Expenses                                      30,465,338           9,429,735
                                                                   ---------------     ---------------

Income from operations
     before income taxes                                               6,260,447          11,319,030

     Income taxes                                                      2,613,660           3,623,540
                                                                   ---------------     ---------------

Net income                                                         $   3,646,787       $   7,695,490
                                                                   ===============     ===============

            See notes to unaudited consolidated financial statements.

                                       (6)

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
           (wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                    SIX MONTHS            SIX MONTHS
                                                                      ENDED                  ENDED
                                                                  JUNE 30, 1997          JUNE 30, 1996
                                                                -------------------    -----------------
CASH FLOW FROM OPERATING ACTIVITIES:

  Net income                                                     $    12,642,762       $    10,354,431
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
     Increase in annuity policy reserves                                 378,127               875,444
      Amortization of bond discount                                       50,648                10,416
      Amortization of insurance licenses                                  75,000                75,000
      Change in receivable from/payable to affiliates                 87,755,905              (539,211)
      Change in income tax payable/receivable                            309,562             1,907,590
      Change in other assets                                            (711,868)               25,562
      Increase in accrued investment income                             (305,034)              (41,773)
      Change in reinsurance receivable                                   848,260              (343,022)
      Increase in accounts payable and accrued expenses               12,847,202             8,456,621
      Increase in deferred acquisition cost                          (99,038,639)          (78,651,174)
      Decrease in deferred contract charges                              (73,112)              (36,196)
      Decrease in foreign currency translation, net                      163,512                 3,447
      Deferred income taxes                                           (3,633,497)                    0
      Realized gain on sale of investments                               (64,064)             (105,178)
                                                                 -----------------     -----------------

  Net cash provided by (used in) operating activities                 11,244,764           (58,008,043)
                                                                 -----------------     -----------------

CASH FLOW FROM INVESTING ACTIVITIES:

  Purchase of fixed maturity investments                                       0              (219,434)
  Proceeds from maturity of fixed maturity investments                   200,000               215,000
  Purchase of shares in mutual funds                                  (3,369,679)           (1,432,901)
  Proceeds from sale of mutual funds                                   1,106,387             1,024,378
  Net (purchase)/sale  of short-term investments                     (14,896,300)            8,700,000
  Change in investments of separate account assets                (1,733,356,331)       (1,285,596,823)
                                                                 -----------------     -----------------

  Net cash used in investing activities                           (1,750,315,923)       (1,277,309,780)
                                                                 -----------------     -----------------

CASH FLOW FROM FINANCING ACTIVITIES:

  Capital contributions from parent                                      805,000               581,482
  Surplus notes                                                                0            40,000,000
  Decrease in future payable fees to parent                           (2,283,457)                    0
  Increase in payable to reinsurer                                     6,221,399             8,494,975
  Proceeds from annuity sales                                      1,737,165,984         1,286,001,887
                                                                 -----------------     -----------------

  Net cash provided by financing activities                        1,741,908,926         1,335,078,344
                                                                 -----------------     -----------------

Net decrease in cash and cash equivalents                              2,837,767              (239,479)
                                                                 -----------------     -----------------

Cash and cash equivalents at beginning of period                      14,199,412            13,146,384
                                                                 -----------------     -----------------

Cash and cash equivalents at end of period                      $     17,037,179      $     12,906,905
                                                                 =================     =================

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Income taxes paid                                             $     10,197,446      $      3,472,302
                                                                 =================     =================

  Interest paid                                                 $      4,501,751      $        341,250
                                                                 =================     =================

            See notes to unaudited consolidated financial statements.


                                      (7)

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                          (a wholly-owned subsidiary of
                         Skandia Insurance Company Ltd.)


              Notes to Unaudited Consolidated Financial Statements

                                  June 30, 1997



1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of American Skandia Life Assurance Corporation (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto in the Company's audited consolidated financial statements for the year ended December 31, 1996.


2.       FOREIGN ENTITY

         As of July 1995 Skandia Vida, S.A. de C.V. was formed by the ultimate parent, Skandia Insurance Company, Ltd., a Swedish corporation. The Company has a 99.9% ownership in Skandia Vida, S.A. de C.V. which is a life insurance company domiciled in Mexico. This Mexican life insurer is a start up company with expectations of selling long term savings products within Mexico. Total shareholder's equity of Skandia Vida, S.A. de C.V. is $1,632,363 as of June 30, 1997.












                                       (8)

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                          (a wholly-owned subsidiary of
                         Skandia Insurance Company Ltd.)


              Notes to Unaudited Consolidated Financial Statements

                                  June 30, 1997


3.       SURPLUS NOTES

         The Company has issued surplus notes to American Skandia Investment Holding Corporation (the "Parent") in exchange for cash. Surplus notes outstanding as of June 30, 1997 were as follows.

                     Issue Date                    Amount          Interest Rate

             December 29, 1993                $  20,000,000           6.84%
             February 18, 1994                   10,000,000           7.28%
             March 28, 1994                      10,000,000           7.90%
             September 30, 1994                  15,000,000           9.13%
             December 28, 1994                   14,000,000           9.78%
             December 19, 1995                   10,000,000           7.52%
             December 20, 1995                   15,000,000           7.49%
             December 22, 1995                    9,000,000           7.47%
             June 28, 1996                       40,000,000           8.41%
             December 30, 1996                   70,000,000           8.03%
                                                -----------

             Total                             $213,000,000

         Payment of interest and repayment of principal for these notes is subject to certain conditions and requires approval by the Insurance Commissioner of the State of Connecticut.

         Interest accrued at June 30, 1997 amounted to $10,194,209, of which $4,414,379 has been approved for payment.


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

                                  June 30, 1997


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

         The proceeds from the sale have been recorded as a liability and are being amortized over the remaining surrender charge period of the designated contracts using the interest method. The present value at September 1, 1996 (discounted at 7.5%), of future fees and charges expected to be realized on the designated contracts was $50,221,438. Interest expense of $2,092,688 has been included in the statement of operations.

         Expected payments of future fees payable to Parent are as follows:

                            Period Ending
                             December 31,                         Amount

                                1997                           $ 7,025,070
                                1998                             9,782,558
                                1999                            10,002,274
                                2000                            10,061,058
                                2001                             6,412,114
                                2002                             1,392,003
                                2003                               153,402
                                                               -----------

                               Total                           $44,828,479

         The Commissioner of the State of Connecticut has approved the sale of future fees and charges; however, in the event that the Company becomes subject to an order of liquidation or rehabilitation, the Commissioner has the ability to stop the payments due to the Parent under the Purchase Agreement, subject to certain terms and conditions.

         On July 23, 1997 the Company closed a similar transaction in which it raised $58,766,633. For further discussion see Note 6, Subsequent Event.

                                      (10)

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                          (a wholly-owned subsidiary of
                         Skandia Insurance Company Ltd.)


              Notes to Unaudited Consolidated Financial Statements

                                  June 30, 1997


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

         The effect of the reinsurance agreements on the Company's operations was to reduce annuity charges and fee income, death benefit expense, and reserve exposure. The effect of reinsurance is summarized as follows:

         Six Months Ended June 30, 1997

                            Annuity                Increase in Annuity                  Return Credited
                        Charges & Fees                Policy Reserves                  to Contractowners

         Gross              $62,467,438                 $   325,889                         ($4,736,755)
         Ceded               10,635,763                     (848,260)                            20,781
                           ------------                 -------------                    --------------
         Net                $51,831,675                  $1,174,149                         ($4,715,974)
                            ===========                  ============                        ===========


         Six Months Ended June 30, 1996

                            Annuity                Increase in Annuity                  Return Credited
                        Charges & Fees                Policy Reserves                  to Contractowners

         Gross              $38,120,495                    $877,952                        ($1,206,035)
         Ceded                8,224,744                     343,022                             39,959
                          -------------                   ---------                      -------------
         Net                $29,895,751                    $534,930                         ($1,245,994)
                            ===========                    ========                          ===========

         Such ceded reinsurance does not relieve the Company from its obligations to policyholders. The Company remains liable to its policyholders for the portion reinsured to the extent that any reinsurer does not meet the obligations assumed under the reinsurance agreement.

                                      (11)

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                          (a wholly-owned subsidiary of
                         Skandia Insurance Company Ltd.)


              Notes to Unaudited Consolidated Financial Statements

                                  June 30, 1997


6.        SUBSEQUENT EVENT

         On July 23, 1997 the Company sold to its Parent, effective June 1, 1997, certain rights to receive future fees and charges expected to be realized on the variable portion of a designated block of deferred annuity contracts issued during the period March 1, 1996 through April 30, 1997. In connection with this transaction, the Parent issued collateralized notes in a private placement which are secured by the rights to receive future fees and charges purchased from the Company.

         Under the terms of the Purchase Agreement, the rights sold provide for the Parent to receive 80% of future mortality and expense charges and contingent deferred sales charges expected to be realized over the remaining surrender charge period of the designated contracts (generally, 8 years). The Company did not sell the right to receive future fees and charges after the expiration of the surrender charge period.

         The proceeds from the sale will be recorded as a liability and will be amortized over the remaining surrender charge period of the designated contracts using the interest method. The present value at June 1, 1997 (discounted at 7.5%), of future fees and charges expected to be realized on the designated contracts was $58,766,633

         Expected payments of future fees payable to Parent are as follows:

                            Period Ending
                             December 31,                         Amount

                                1997                            $ 3,556,092
                                1998                              6,508,154
                                1999                              7,064,520
                                2000                              7,734,955
                                2001                              8,526,105
                                2002                              9,027,506
                                2003                              9,257,879
                                2004                              6,657,084
                                2005                                434,338
                                                                -----------

                               Total                            $58,766,633

                                      (12)

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                          (a wholly-owned subsidiary of
                         Skandia Insurance Company Ltd.)


              Notes to Unaudited Consolidated Financial Statements

                                  June 30, 1997


         The Commissioner of the State of Connecticut has approved the sale of future fees and charges; however, in the event that the Company becomes subject to an order of liquidation or rehabilitation, the Commissioner has the ability to stop the payments due to the Parent under the Purchase Agreement, subject to certain terms and conditions.
































                                      (13)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         Six months ended June 30, 1997



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



                              Results of Operations

The Company's long term business plan was developed reflecting the current sales and marketing approach. The sales volume for the six month periods ended June 30, 1997 and 1996 was $1,737 million and $1,286 million, respectively, an increase of 35%. This increase is a direct result of the marketing efforts by the Company coupled with an overall increase in the variable annuity marketplace. Assets grew $2,364 million or 28% since December 31, 1996. This increase is a direct result of the sales volume increasing separate account assets and deferred acquisition costs combined with the strong performance of the stock market over the same period, which also has contributed to the growth in separate account assets. Liabilities grew $2,350 million or 29% since December 31, 1996 as a result of the reserves required for the increased sales activity and market growth of separate account assets as well as an increase in the amounts payable to affiliates and reinsurance to support the acquisition costs of the Company's variable annuity business.












                                      (14)

The Company experienced a net gain of $12.6 million after tax for the current period which was $2.3 million greater than the same period last year, and in excess of plan. This gain is a result of the strong sales activity for the six months ended June 30, 1997, expense levels consistent with sales activity and an increased asset base, which generates additional fee revenue.

Revenues:

Increasing annuity sales volume results in greater assets under management. Growth in assets under management has resulted in a 73% increase in annuity charges & fees for the six month period ended June 30, 1997. This is compared to an increase of 77% for the six month period ended June 30, 1996.

Fee income includes income earned for transfer agency type activities. This income increased 67% for the six month period ended June 30, 1997 compared to an increase of 247% for the six month period ended June 30, 1996. These increases are driven by the continued increase in assets under management.

Net investment income increased 441% for the six month period ended June 30, 1997. This is compared to a decrease of 25% for the six month period ended June 30, 1996. The current period increase is the result of increased investment holdings for the period. The prior period decrease is a result of the need to liquidate short term investments to support cash needs.

Annuity premium income represents sales of immediate annuities with life contingencies.

Benefits:

Annuity benefits represent payments on annuity contracts with mortality risks: immediate annuities with life contingencies and supplementary contracts with life contingencies.

The increase in annuity policy reserves represents the change in reserves for immediate annuities with life contingencies, supplementary contracts with life contingencies and the guaranteed minimum death benefit on variable annuities. In September 1995, the Company entered into an agreement to reinsure the guaranteed minimum death benefit exposure on most of its variable annuity contracts. For both periods ended June 30, 1997 and 1996, the costs associated with reinsuring the minimum death benefit reserve exceeded the change in the minimum death benefit reserve by approximately $1.0 million.







                                      (15)

Return credited to contractowners represents revenues on variable and market value adjusted annuities offset by benefit payments and change in reserves required on this business. Also included are benefit payments and change in reserves on immediate annuities and supplemental contracts without significant mortality risks. The result for the current period reflects a higher than expected separate account investment return on the market value adjusted contracts in support of the benefits and required reserves combined with the reversal of the effect of December 31, 1996 bond market fluctuations which had adversely impacted 1996 results by $1.8 million. While the assets relating to the market value adjusted contracts reflected the market interest rate fluctuations which occurred on December 31, 1996, the liabilities were based on interest rates set for new contracts which are generally based on the prior day's interest rates. During the first week of 1997, interest rates were established for new contracts, thereby bringing the liabilities relating to the market value adjusted contracts in line with the related assets. A similar situation occurred at June 30, 1997, which adversely affected June 30, 1997 results by $1.4 million and will reverse on July 1, 1997.

Expenses:

Underwriting, acquisition and other insurance expenses consists of $87.4 million of commissions and $44.1 million of general expenses offset by the net capitalization of deferred acquisition costs totaling $93.3 million. This compares to $61.6 million of commissions and $25.5 million of general expenses offset by the net capitalization of deferred acquisition costs totaling $70.3 million for the same period last year.

Interest expense increased 146% over the same period last year as a result of the 1996 increase in surplus notes of $110 million.

Income tax expense was $6.9 million for the period ended June 30, 1997, compared with $5.4 million for the same period last year. The effective Federal income tax rates for the periods were 35% and 34% respectively. The 1996 effective rate was lower than the Federal statutory income tax rate due to an increase in the deferred tax valuation allowance offset by permanent differences. Such allowance was released at December 31, 1996. Management believes that based on the taxable income produced in 1996 and the first half of 1997 as well as the continued growth in annuity products, the Company will produce sufficient taxable income in the future to realize its deferred tax assets.


                         Liquidity and Capital Resources

The liquidity requirement of the Company was met by cash from insurance operations, investment activities and advances from the parent.






                                      (16)

The Company had significant growth during the six month period in 1997. The sales volume of $1,737 million was made up of approximately 93% variable annuities, which carry a contingent, deferred sales charge. This type of product causes a temporary cash strain in that 100% of the proceeds are invested in separate accounts supporting the product leaving a cash (but not capital) strain caused by the acquisition costs for the new business. This cash strain required the Company to look beyond the insurance operations and investments of the Company. To this end, the Company extended its reinsurance agreements (initiated in 1993, 1994 and 1995) and was advanced $91 million by the parent. The reinsurance agreements are modified coinsurance arrangements where the reinsurer shares in the experience of a specific book of business. The income and expense items presented above are net of reinsurance.

While the tremendous growth of this young organization has depended on capital support from its parent, the Company expects to use borrowing, reinsurance and the sale of future fee revenues to fund the cash strain anticipated from the acquisition costs on expected future sales volume.

As of June 30, 1997 and December 31, 1996, shareholder's equity was $139.5 million and $126.3 million, respectively, which includes the carrying value of the state insurance licenses in the amount of $4.6 million and $4.7 million respectively.

The Company has long term surplus notes and short term borrowing with its parent. No dividends have been paid to its parent company.

On July 23, 1997 the Company closed a second transaction in which it sold future fee revenues to its Parent. The $58.8 million proceeds raised by this transaction were used to reduce the $91 million advance from the Parent. For further discussion of this transaction, refer to Note 6, Subsequent Event of the Notes to Unaudited Consolidated Financial Statements.

















                                      (17)

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










































                                      (18)

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              American Skandia Life
                              Assurance Corporation
                                  (Registrant)


                        by /s/Thomas M. Mazzaferro
                              --------------------
                              Thomas M. Mazzaferro
                          Executive Vice President and
                             Chief Financial Officer



August 13, 1997






























                                      (19)

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



















                                      (20)