Form 10-Q
period 1997-09-30
AMERICAN SKANDIA LIFE ASSURANCE CORP/CT
filed 1997-11-14
CIK 881453

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                For the Quarterly Period Ended September 30, 1997

             Commission file numbers: 33-62791, 33-62953, 33-88360,
                    33-89676, 33-89678, 33-91400, 333-00995,
                  333-02867, 333-24989, 333-25733 and 333-25761

                   American Skandia Life Assurance Corporation

               Incorporated in the State of Connecticut 06-1241288
                        (IRS Employer Identification No.)

                               One Corporate Drive
                           Shelton, Connecticut 06484

                         Telephone Number (203) 926-1888




Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes x No __


As of October 31, 1997, there were 25,000 shares of outstanding common stock, par value $80 per share, of the registrant, consisting of 100 shares of voting and 24,900 shares of non-voting common stock, all of which were owned by American Skandia Investment Holding Corporation, a wholly-owned subsidiary of Skandia Insurance Company Ltd., a Swedish corporation.

                   American Skandia Life Assurance Corporation

                                Table of Contents


                                                                           Page
PART I.  FINANCIAL INFORMATION:

    Item 1.  Financial Statements:

                  Consolidated Statements of Financial Condition -
                      September 30, 1997 (unaudited)
                      and December 31, 1996                                   4

                  Consolidated Statements of Operations (unaudited) -
                      Nine months ended September 30, 1997
                      and September 30, 1996                                  5

                  Consolidated Statements of Operations (unaudited) -
                      Three months ended September 30, 1997
                      and September 30, 1996                                  6

                  Consolidated Statements of Cash Flows (unaudited) -
                      Nine months ended September 30, 1997
                      and September 30, 1996                                  7

                  Notes to Unaudited Consolidated Financial Statements        8



    Item 2.

                  Management's Discussion and Analysis
                      of Financial Condition and Results of
                      Operations - Nine months ended
                      September 30, 1997                                     13


PART II.  OTHER INFORMATION:


    Item 4.  Action Taken by Shareholder                                     17

    Item 6.  Exhibits and Reports on Form 8-K                                17

                  Signature                                                  18

                  Exhibit Index                                              19





                                       (2)

                          PART I. FINANCIAL INFORMATION


Item 1.

                              FINANCIAL STATEMENTS









                                       (3)

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
          (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                 SEPTEMBER 30,            DECEMBER 31,
                                                                     1997                     1996
                                                                 --------------          --------------
                                                                  (unaudited)
ASSETS

Investments:
   Fixed maturities - at amortized cost                          $    9,372,956        $     10,090,369
   Fixed maturities - at market value                                97,176,622              87,369,724
   Investment in mutual funds - at market value                       6,287,266               2,637,731
   Short-term investments - at amortized cost                        26,000,000              18,100,000
                                                                  --------------        ----------------
Total investments                                                   138,836,844             118,197,824

Cash and cash equivalents                                            13,363,425              14,199,412
Accrued investment income                                             2,005,209               1,958,546
Fixed assets                                                            336,778                 229,780
Deferred acquisition costs                                          595,020,251             438,640,918
Reinsurance receivable                                                1,337,549               2,167,818
Receivable from affiliates                                            1,522,474                 691,532
Deferred income taxes                                                24,471,319              17,217,582
State insurance licenses                                              4,600,000               4,712,500
Other assets                                                          4,163,724               2,207,171
Separate account assets                                          11,628,297,471           7,734,439,793
                                                                ----------------         ---------------
                    Total Assets                               $ 12,413,955,044        $  8,334,662,876
                                                                ================         ===============
LIABILITIES AND SHAREHOLDER'S EQUITY

LIABILITIES:
Reserve for future contractowner benefits                      $     41,495,995        $     36,245,936
Annuity policy reserves                                              21,242,319              21,238,749
Income taxes payable                                                  2,333,713               1,124,151
Accounts payable and accrued expenses                                90,829,661              65,198,965
Payable to affiliates                                                65,011,358                 685,724
Future fees payable to parent                                       100,937,537              47,111,936
Payable to reinsurer                                                 90,943,161              79,000,262
Short-term borrowing                                                 10,000,000              10,000,000
Surplus notes                                                       213,000,000             213,000,000
Deferred contract charges                                               181,269                 272,329
Separate account liabilities                                     11,628,297,471           7,734,439,793
                                                                ----------------         ---------------
                  Total Liabilities                              12,264,272,484           8,208,317,845
                                                                ----------------         ---------------

SHAREHOLDER'S EQUITY:
Common stock, $80 par, 25,000 shares
  authorized, issued and outstanding                                  2,000,000               2,000,000
Additional paid-in capital                                          123,198,061             122,250,117
Unrealized investment gains and losses, net                             858,421                (319,631)
Foreign currency translation, net                                      (316,347)               (263,706)
Retained earnings                                                    23,942,425               2,678,251
                                                                 ---------------         ---------------
                   Total Shareholder's Equity                       149,682,560             126,345,031
                                                                 ---------------         --------------
                   Total Liabilities and Shareholder's Equity  $ 12,413,955,044        $  8,334,662,876
                                                                 ===============         ==============

            See notes to unaudited consolidated financial statements.

                                      (4)

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
          (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                      NINE MONTHS                 NINE MONTHS
                                                                         ENDED                       ENDED
                                                                  SEPTEMBER 30, 1997          SEPTEMBER 30, 1996
                                                                  ------------------          ------------------
REVENUES:

Annuity charges & fees                                             $  85,051,449                $  47,915,563
Fee income                                                            19,309,148                   11,382,138
Net investment income                                                  6,026,646                    1,008,040
Annuity premium income                                                   795,042                      100,000
Net realized capital gains                                                84,617                      110,784
Other                                                                    188,111                       26,963
                                                                    -------------                -------------

     Total Revenues                                                  111,455,013                   60,543,488
                                                                    -------------                -------------


BENEFITS AND EXPENSES:

Benefits:
  Annuity benefits                                                     1,464,570                      490,771
  Increase/(decrease) in annuity policy reserves                        (280,205)                     389,033
  Cost of minimum death benefit reinsurance                            3,256,884                    2,060,736
  Return credited to contractowners                                   (7,540,458)                  (2,175,208)
                                                                    -------------                -------------

                                                                      (3,099,209)                     765,332
                                                                    -------------                -------------

Expenses:
  Underwriting, acquisition and other insurance expenses              64,884,324                   30,684,238
  Amortization of state insurance licenses                               112,500                      112,500
  Interest expense                                                    18,066,407                    7,600,213
                                                                    -------------                -------------

                                                                      83,063,231                   38,396,951
                                                                    -------------                -------------

     Total Benefits and Expenses                                      79,964,022                   39,162,283
                                                                    -------------                -------------

Income from operations
     before income taxes                                              31,490,991                   21,381,205

     Income taxes                                                     10,226,817                    8,488,261
                                                                    -------------                -------------

Net income                                                         $  21,264,174                $  12,892,944
                                                                    =============                =============

            See notes to unaudited consolidated financial statements.



                                      (5)

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
          (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                    THREE MONTHS            THREE MONTHS
                                                                        ENDED                   ENDED
                                                                 SEPTEMBER 30, 1997      SEPTEMBER 30, 1996
                                                                 ------------------      ------------------
REVENUES:

Annuity charges & fees                                              $ 33,219,774            $ 18,019,812
Fee income                                                             7,545,509               4,340,025
Net investment income                                                  2,031,187                 270,092
Annuity premium income                                                   215,042                       0
Net realized capital gains                                                20,553                   5,606
Other                                                                    122,056                   6,329
                                                                    ------------            ------------

     Total Revenues                                                   43,154,121              22,641,864
                                                                    ------------            ------------


BENEFITS AND EXPENSES:

Benefits:
  Annuity benefits                                                       248,959                 274,779
  Increase/(decrease) in annuity policy reserves                      (1,454,354)               (145,897)
  Cost of minimum death benefit reinsurance                            1,445,511                 727,974
  Return credited to contractowners                                   (2,824,484)               (929,214)
                                                                    ------------            ------------

                                                                      (2,584,368)                (72,358)
                                                                    ------------            ------------

Expenses:
  Underwriting, acquisition and other insurance expenses              26,701,795              13,921,268
  Amortization of state insurance licenses                                37,500                  37,500
  Interest expense                                                     7,024,476               3,120,727
                                                                    ------------            ------------

                                                                      33,763,771              17,079,495
                                                                    ------------            ------------

     Total Benefits and Expenses                                      31,179,403              17,007,137
                                                                    ------------            ------------

Income from operations
     before income taxes                                              11,974,718               5,634,727

     Income taxes                                                      3,353,306               3,096,214
                                                                    ------------            ------------

Net income                                                          $  8,621,412            $  2,538,513
                                                                    ============            ============

            See notes to unaudited consolidated financial statements.

                                      (6)

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
           (wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                      NINE MONTHS                NINE MONTHS
                                                                         ENDED                      ENDED
                                                                  SEPTEMBER 30, 1997         SEPTEMBER 30, 1996
                                                                  ------------------         ------------------
CASH FLOW FROM OPERATING ACTIVITIES:

  Net income                                                        $ 21,264,174              $   12,892,944
  Adjustments to reconcile net income to net cash
    used in operating activities:
      Increase in annuity policy reserves                                  3,570                     544,233
      Amortization of bond discount                                       56,397                      16,486
      Amortization of insurance licenses                                 112,500                     112,500
      Change in receivable from/payable to affiliates                 63,494,692                  20,460,804
      Change in income tax payable/receivable                          1,209,562                   1,239,637
      Increase in other assets                                        (2,063,551)                   (387,438)
      Increase in accrued investment income                              (46,663)                   (145,903)
      Decrease/(Increase) in reinsurance receivable                      830,269                    (422,926)
      Increase in accounts payable and accrued expenses               25,630,696                  15,378,774
      Increase in deferred acquisition costs                        (156,379,333)               (119,777,413)
      Decrease in deferred contract charges                              (91,060)                    (56,564)
      Change in foreign currency translation, net                        (80,986)                      8,821
      Deferred income taxes                                           (7,859,728)                          0
      Realized gain on sale of investments                               (84,617)                   (110,784)
                                                                  ---------------             ---------------

  Net cash provided by (used in) operating activities                (54,004,078)                (70,246,829)
                                                                  ---------------             ---------------

CASH FLOW FROM INVESTING ACTIVITIES:

  Purchase of fixed maturity investments                             (13,723,543)                   (219,434)
  Proceeds from maturity of fixed maturity investments                 5,755,550                     215,000
  Purchase of shares in mutual funds                                  (4,248,877)                 (1,706,624)
  Proceeds from sale of mutual funds                                   1,318,458                   1,087,803
  Net (purchase)/sale  of short-term investments                      (7,900,000)               (104,000,000)
  Change in investments of separate account assets                (2,779,722,388)             (1,957,479,048)
                                                                  ---------------             ---------------

  Net cash used in investing activities                           (2,798,520,800)             (2,062,102,303)
                                                                  ---------------             ---------------

CASH FLOW FROM FINANCING ACTIVITIES:

  Capital contributions from parent                                      947,944                   1,192,556
  Surplus notes                                                                0                  40,000,000
  Increase in future fees payable to parent                           53,825,601                           0
  Decrease in payable to reinsurer                                    11,942,899                  11,368,412
  Proceeds from annuity sales                                      2,784,972,447               1,958,602,691
                                                                  ---------------             ---------------

  Net cash provided by financing activities                        2,851,688,891               2,011,163,659
                                                                  ---------------             ---------------

Net decrease in cash and cash equivalents                               (835,987)               (121,185,473)
                                                                  ---------------             ---------------

Cash and cash equivalents at beginning of period                      14,199,412                  13,146,384
                                                                  ---------------             ---------------

Cash and cash equivalents at end of period                       $    13,363,425              $ (108,039,089)
                                                                  ===============              ==============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Income taxes paid                                              $    17,776,982              $    7,235,276
                                                                  ===============              ==============

  Interest paid                                                  $    11,711,001              $    2,528,697
                                                                  ===============              ==============

            See notes to unaudited consolidated financial statements.

                                      (7)

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                          (a wholly-owned subsidiary of
                         Skandia Insurance Company Ltd.)


              Notes to Unaudited Consolidated Financial Statements

                               September 30, 1997



1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of American Skandia Life Assurance Corporation (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto in the Company's audited consolidated financial statements for the year ended December 31, 1996.


2.       FOREIGN ENTITY

         The Company has a 99.9% ownership in Skandia Vida, S.A. de C.V. which is a life insurance company domiciled in Mexico. This Mexican life insurer is a start up company with expectations of selling long term savings products within Mexico. Total shareholder's equity of Skandia Vida, S.A. de C.V. is $1,372,352 as of September 30, 1997.












                                      (8)

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                          (a wholly-owned subsidiary of
                         Skandia Insurance Company Ltd.)


              Notes to Unaudited Consolidated Financial Statements

                               September 30, 1997



3.       SURPLUS NOTES

         The Company has issued surplus notes to American Skandia Investment Holding Corporation (the "Parent") in exchange for cash. Surplus notes outstanding as of September 30, 1997 were as follows.

                Issue Date                      Amount           Interest Rate

           December 29, 1993                    $  20,000,000           6.84%
           February 18, 1994                       10,000,000           7.28%
           March 28, 1994                          10,000,000           7.90%
           September 30, 1994                      15,000,000           9.13%
           December 28, 1994                       14,000,000           9.78%
           December 19, 1995                       10,000,000           7.52%
           December 20, 1995                       15,000,000           7.49%
           December 22, 1995                        9,000,000           7.47%
           June 28, 1996                           40,000,000           8.41%
           December 30, 1996                       70,000,000           8.03%
                                                   ----------

             Total                               $213,000,000
                                                  ===========

         Payment of interest and repayment of principal for these notes is subject to certain conditions and requires approval by the Insurance Commissioner of the State of Connecticut.

         Interest accrued at September 30, 1997 amounted to $10,164,525, of which $2,930,990 has been approved for payment.












                                       (9)

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                          (a wholly-owned subsidiary of
                         Skandia Insurance Company Ltd.)


              Notes to Unaudited Consolidated Financial Statements

                               September 30, 1997



4.        FUTURE FEES PAYABLE TO PARENT

         On December 17, 1996 the Company sold to its Parent, effective September 1, 1996, certain rights to receive future fees and charges expected to be realized on the variable portion of a designated block of deferred annuity contracts issued during the period January 1, 1994 through June 30, 1996. In addition, on July 23, 1997 the Company entered into a similar transaction with its Parent, effective June 1, 1997, with respect to a designated block of deferred annuity contracts issued during the period March 1, 1996 through April 30, 1997. In connection with these transactions ("Transaction 1996-1" and "Transaction 1997-1," respectively), the Parent issued collateralized notes in two private placements which are secured by the rights to receive future fees and charges purchased from the Company.

         Under the terms of the Purchase Agreements for Transaction 1996-1 and Transaction 1997-1, the rights sold provide for the Parent to receive 80% of future mortality and expense charges and contingent deferred sales charges, after reinsurance, expected to be realized over the remaining surrender charge period of the designated contracts (generally, 6.5 years and 8 years, respectively). The Company did not sell the right to receive future fees and charges after the expiration of the surrender charge periods.

         The proceeds from the sales have been recorded as liabilities and are being amortized over the remaining surrender charge periods of the designated contracts using the interest method. The present value at September 1, 1996 and June 1, 1997 (both discounted at 7.5%), of future fees and charges expected to be realized on the designated contracts under Transaction 1996-1 and Transaction 1997-1 was $50,221,438 and $58,766,633, respectively. Interest expense of $3,495,205 and $1,073,420 for Transaction 1996-1 and Transaction 1997-1, respectively has been included in the statement of operations for the period ended September 30, 1997.







                                      (10)

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                          (a wholly-owned subsidiary of
                         Skandia Insurance Company Ltd.)


              Notes to Unaudited Consolidated Financial Statements

                               September 30, 1997


         Expected payments of future fees payable to Parent are as follows:

                  Period Ending
                  December 31,

                      1997                                   $   7,923,587
                      1998                                      16,290,712
                      1999                                      17,066,794
                      2000                                      17,796,013
                      2001                                      14,938,219
                      2002                                      10,419,509
                      2003                                       9,411,281
                   Thereafter                                    7,091,422
                                                              ------------

                      Total                                   $100,937,537

         The Commissioner of the State of Connecticut has approved the sale of future fees and charges; however, in the event that the Company becomes subject to an order of liquidation or rehabilitation, the Commissioner has the ability to stop the payments due to the Parent under the Purchase Agreements, subject to certain terms and conditions.



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

                               September 30, 1997


         The Company reinsures certain mortality risks pertaining to the Guaranteed Minimum Death Benefit feature in the variable annuity products.

         The effect of the reinsurance agreements on the Company's operations was to reduce annuity charges and fee income, death benefit expense, and reserve exposure. The effect of reinsurance is summarized as follows:

         Nine Months Ended September 30, 1997

                                               Increase (Decrease)
                            Annuity                in Annuity                Return Credited
                         Charges & Fees          Policy Reserves            to Contractowners

         Gross            $101,999,925            ($1,110,474)                  ($7,561,239)
         Ceded              16,948,476               (830,269)                       20,781
                          ------------            ------------                  ------------
         Net              $ 85,051,449              ($280,205)                  ($7,540,458)
                          ============            ============                  ============


         Nine Months Ended September 30, 1996

                            Annuity            Increase in Annuity           Return Credited
                         Charges & Fees          Policy Reserves            to Contractowners

         Gross            $60,649,937                $811,959                   ($2,077,777)
         Ceded             12,734,374                 422,926                        97,431
                          -----------                --------                   ------------
         Net              $47,915,563                $389,033                   ($2,175,208)
                          ===========                ========                   ============

         Such ceded reinsurance does not relieve the Company from its obligations to policyholders. The Company remains liable to its policyholders for the portion reinsured to the extent that any reinsurer does not meet the obligations assumed under the reinsurance agreement.








                                      (12)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      Nine months ended September 30, 1997



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



                              Results of Operations

The Company's long term business plan was developed reflecting the current sales and marketing approach. The sales volume for the nine month periods ended September 30, 1997 and 1996 was $2,785 million and $1,959 million, respectively, an increase of 42%. This increase is a direct result of the marketing efforts by the Company coupled with an overall increase in the variable annuity marketplace. Assets grew $4,079 million or 49% since December 31, 1996. This increase is a direct result of the sales volume increasing separate account assets and deferred acquisition costs combined with the strong performance of the stock market over the same period, which also has contributed to the growth in separate account assets. Liabilities grew $4,056 million or 49% since December 31, 1996 as a result of the additional reserves required for the increased sales activity and market growth of separate account assets, execution of a second transaction in which the Company sold certain rights to future fees and charges to the Parent (see note 4 to the unaudited consolidated financial statements), and an increase in the amounts payable to affiliates and reinsurers in support of the acquisition costs of the Company's variable annuity business.






                                      (13)

The Company experienced a net gain of $21.3 million after tax for the current period which was $8.4 million greater than the same period last year, and in excess of plan. This gain is a result of the strong sales activity for the nine months ended September 30, 1997, expense levels below those expected for the level of sales activity and an increased asset base, which generates additional fee revenue.

Revenues:

Increasing annuity sales volume and strong market performance results in greater assets under management. Growth in assets under management has resulted in a 71% increase in annuity charges & fees for the nine month period ended September 30, 1997. This is compared to an increase of 75% for the nine month period ended September 30, 1996.

Fee income includes income earned for transfer agency type activities. This income increased 70% for the nine month period ended September 30, 1997 compared to an increase of 234% for the nine month period ended September 30, 1996. These increases are driven by the continued growth in assets under management.

Net investment income increased 498% for the nine month period ended September 30, 1997. This is compared to a decrease of 21% for the nine month period ended September 30, 1996. The current period increase is the result of increased investment holdings for the period. The prior period decrease is a result of the need to liquidate short term investments to support cash needs.

Annuity premium income represents sales of immediate annuities with life contingencies.

Benefits:

Annuity benefits represent payments on annuity contracts with mortality risks: immediate annuities with life contingencies and supplementary contracts with life contingencies.

The increase  (decrease) in annuity  policy  reserves  represents  the change in reserves for immediate annuities with life contingencies, supplementary contracts with life contingencies and the guaranteed minimum death benefit on variable annuities. In September 1995, the Company entered into an agreement to reinsure the guaranteed minimum death benefit exposure on most of its variable annuity contracts. In September 1997, this reinsurance was extended to cover certain new variable annuity products introduced over the last twelve months. For the periods ended September 30, 1997 and 1996, the costs associated with reinsuring the minimum death benefit reserve exceeded the change in the minimum death benefit reserve by approximately $2.0 million and $1.6 million, respectively.





                                      (14)

Return credited to contractowners represents revenues on variable and market value adjusted annuities offset by benefit payments and change in reserves required on this business. Also included are benefit payments and change in reserves on immediate annuities and supplemental contracts without significant mortality risks. The result for the current period reflects a higher than expected separate account investment return on the market value adjusted contracts in support of the benefits and required reserves, along with the reversal of the December 31, 1996 $1.8 million timing difference. The result for the same period in 1996 reflects higher than expected separate account investment return on the market value adjusted contracts.

Expenses:

Underwriting, acquisition and other insurance expenses consists of $140.0 million of commissions and $70.8 million of general expenses offset by the net capitalization of deferred acquisition costs totaling $145.9 million. This compares to $96 million of commissions and $43.1 million of general expenses offset by the net capitalization of deferred acquisition costs totaling $108.4 million for the same period last year.

Interest expense increased 138% over the same period last year as a result of the 1996 increase in surplus notes of $110 million along with the December 1996 and July 1997 sales of future fee revenue, which totaled $50.2 million and $58.8 million, respectively.

Income tax expense was $10.2 million for the period ended September 30, 1997, compared with $8.5 million for the same period last year. The effective Federal income tax rates for the periods were 32% and 40% respectively. The 1997 effective rate is lower than the Federal statutory income tax rate due to permanent differences, including the dividends received deduction. The 1996 effective rate was higher than the Federal statutory income tax rate due to an increase in the deferred tax valuation allowance offset by permanent differences. Such allowance was released at December 31, 1996. Management believes that based on the taxable income produced in 1996 and the first nine months of 1997 as well as the continued growth in annuity products, the Company will produce sufficient taxable income in the future to realize its deferred tax assets.

                         Liquidity and Capital Resources

The liquidity requirement of the Company was met by cash from insurance operations, investment activities, sale of future fee revenues and advances from the parent. The Company had significant growth during the nine month period in 1997. The sales volume of $2,785 million was made up of approximately 92% variable annuities, which carry a contingent deferred sales charge. This type of product causes a temporary cash strain in that 100% of the proceeds are invested in separate accounts supporting the product leaving a cash (but not capital) strain caused by the acquisition costs for the new business. This cash strain required the Company to look beyond the insurance operations and investments of the Company. To this end, the Company extended its reinsurance agreements and was advanced $65 million by the parent. The reinsurance agreements are modified coinsurance arrangements where the reinsurer shares in the experience of a specific book of business. The income and expense items presented above are net of reinsurance.

                                      (15)

In addition, on July 23, 1997 the Company sold to its Parent, effective June 1, 1997, certain rights to receive future fees and charges expected to be realized on the variable portion of a designated block of deferred annuity contracts issued during the period March 1, 1996 through April 30, 1997. In connection with this transaction, the Parent issued collateralized notes in a private placement which are secured by the rights to receive future fees and charges purchased from the Company.

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

The proceeds from the sale were recorded as a liability and are being amortized over the remaining surrender charge period of the designated contracts using the interest method. The present value at June 1, 1997 (discounted at 7.5%), of future fees and charges expected to be realized on the designated contracts was $58,766,633

While the tremendous growth of this young organization has depended on capital support from its parent, the Company expects to use borrowing, reinsurance and the sale of future fee revenues to fund the cash strain anticipated from the acquisition costs on expected future sales volume.

As of September 30, 1997 and December 31, 1996, shareholder's equity was $149.7 million and $126.3 million, respectively, which includes the carrying value of the state insurance licenses in the amount of $4.6 million and $4.7 million respectively.

The Company has long term surplus notes and short term borrowing with its parent. No dividends have been paid to its parent company.

















                                      (16)

                           PART II. OTHER INFORMATION


ITEM 4.  ACTION TAKEN BY SHAREHOLDER

         Not applicable for this quarter.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      See Exhibit Index
         (b) A report on Form 8-K was filed on September 10, 1997, setting out information required under Item 4 of such form, "Reporting a Change in External Auditors."








                                      (17)

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



November 14, 1997
































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





November 14, 1997






























                                      (18)

                                  EXHIBIT INDEX




      Exhibit
      Number      Description                                       Location


        (2)       Plan of acquisition, reorganization,
                  arrangement, liquidation or succession              None

        (4)       Instruments defining the rights of
                  security holders, including indentures              None

       (10)       Material Contracts                                  None

       (11)       Statement Re:  Computation of per share
                  earnings                                            None

       (15)       Letter Re:  Unaudited interim financial
                  information                                         None

       (18)       Letter Re:  Change in accounting
                  principles                                          None

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











                                      (19)