Form 10-K
period 1997-12-31
AMERICAN SKANDIA LIFE ASSURANCE CORP/CT
filed 1998-03-25
CIK 881453

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the fiscal year ended 12/31/97           Commission file numbers 33-62791,
                                                 33-62953, 33-88360, 33-89566,
                                                 33-89676, 33-89678, 33-91400,
                                              333-00995, 333-02867, 333-24989,
                                            333-25733, 333-25761 and 333-26695



                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
             (Exact name of registrant as specified in its charter)


        Connecticut                                             06-1241288
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                             Identification No.)


                 One Corporate Drive, Shelton, Connecticut 06484
               (Address of Principal Executive Offices, Zip Code)


Registrant's telephone number, including area code: (203) 926-1888


Securities registered pursuant to Section 12(b) of the Act:  NONE
Securities registered pursuant to Section 12(g) of the Act:  NONE


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

As of March 10, 1998, there were 25,000 shares of outstanding common stock, par value $80 per share, of the registrant, consisting of 100 shares of voting and 24,900 shares of non-voting all of which were owned by American Skandia Investment Holding Corporation, a wholly-owned subsidiary of Skandia Insurance Company Ltd., a Swedish corporation.

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

               The  Company is  obligated  to carry in its  statutory  financial statements, as liabilities, actuarial reserves to meet its obligations on outstanding annuity or life insurance contracts. This is required by the life insurance laws and regulations in the jurisdictions in which ASLAC does business. Such reserves are based on mortality and/or morbidity tables in general use in the United States. In general, reserves are computed amounts that, with additions from premiums to be received, and with interest on such reserves compounded at certain assumed rates, are expected to be sufficient to meet our contractual obligations at their maturities if death occurs in accordance with the mortality tables employed. In the accompanying financial statements, these reserves for contractual obligations are determined in accordance with generally accepted accounting principles and are included in the separate account liabilities, reserve for future contractowner benefits and annuity policy reserves.

               ASLAC is engaged in a business that is highly competitive due to the large number of insurance companies and other entities competing in the marketing and sale of insurance products. There are approximately 2,300 stock, mutual, and other types of insurance companies in the life insurance business in the United States.

               As of December 31, 1997, the Company had 548 direct salaried employees.

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

Item 4.        Submission of Matters to a Vote of Security Holders

               None

PART II

Item 5.        Market for the Registrant's Common Equity and Related Stockholder
               Matters

               All of ASLAC's outstanding shares are owned by American Skandia Investment Holding Corporation, a wholly-owned subsidiary of Skandia Insurance Company Ltd. The Company did not pay any dividends to its Parent in 1997, 1996 and 1995.

Item 6.        Selected Financial Data

               The following table summarizes information with respect to the operation of the Company. The selected financial data should be read in conjunction with the financial statements and the notes thereto and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                               FOR THE YEAR ENDED DECEMBER 31,
                                         1997             1996             1995             1994             1993
                                         ----             ----             ----             ----             ----
     Income Statement Data:
     Revenues:
     Annuity charges and fees*    $   121,157,846   $   69,779,522   $   38,837,358   $   24,779,785   $   11,752,984
     Fee income                        27,587,231       16,419,690        6,205,719        2,111,801          938,336
     Net investment income              8,181,073        1,585,819        1,600,674        1,300,217          692,758
     Annuity premium income
       and other revenues               1,088,144          265,103           45,524           92,608          432,936
                                  ---------------   --------------   --------------   --------------   --------------


     Total revenues               $   158,014,294   $   88,050,134   $   46,689,275   $   28,284,411   $   13,817,014
                                  ===============   ==============   ==============   ==============   ==============

     Benefits and Expenses:
     Annuity benefits                   2,033,275          613,594          555,421          369,652          383,515
     Increase/(decrease) in annuity
       policy reserves                     37,270          634,540       (6,778,756)       5,766,003        1,208,454
     Cost of minimum death benefit
       reinsurance                      4,544,697        2,866,835        2,056,606            -                -
     Return credited
       to contractowners               (2,018,635)         672,635       10,612,858         (516,730)         252,132
     Underwriting, acquisition and
       other insurance expenses        90,496,952       49,887,147       35,914,392       18,942,720        9,547,951
     Interest expense                  24,895,456       10,790,716        6,499,414        3,615,845          187,156
                                  ---------------   --------------   --------------   --------------   --------------
     Total benefits and expenses  $   119,989,015   $   65,465,467   $   48,859,935   $   28,177,490   $   11,579,208
                                  ===============   ==============   ==============   ==============   ==============

     Income tax (benefit) expense $    10,477,746   $   (4,038,357)  $      397,360   $      247,429   $      182,965
                                  ===============   ==============   ==============   ==============   ==============

     Net income (loss)            $    27,547,533   $   26,623,024   $   (2,568,020)  $     (140,508)  $    2,054,841
                                  ===============   ==============   ==============   ==============   ==============
     Balance Sheet Data:
     Total Assets                 $12,972,416,108   $8,347,695,595   $5,021,012,890   $2,864,416,329   $1,558,548,537
                                  ===============   ==============   ==============   ==============   ==============
     Future fees payable
       to parent                  $   233,033,818   $   47,111,936   $            0   $            0   $            0
                                  ===============   ==============   ==============   ==============   ==============


     Surplus Notes                $   213,000,000   $  213,000,000   $  103,000,000   $   69,000,000   $   20,000,000
                                  ===============   ==============   ==============   ==============   ==============

     Shareholder's Equity         $   184,421,044   $  126,345,031   $   59,713,000   $   52,205,524   $   52,387,687
                                  ===============   ==============   ==============   ==============   ==============


     * On  annuity  sales  of  $3,697,990,000,  $2,795,114,000,  $1,628,486,000,
       $1,372,874,000 and $890,640,000 during the years ended December 31, 1997,
       1996, 1995, 1994, and 1993, respectively, with contractowner assets under management of $12,119,191,000, $7,764,891,000, $4,704,044,000,
       $2,661,161,000  and  $1,437,554,000  as of December 31, 1997, 1996, 1995,
       1994 and 1993, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         American Skandia Life Assurance Corporation (the "Company") is a stock life insurance company domiciled in Connecticut with licenses in all 50 states. It is a wholly-owned subsidiary of American Skandia Investment Holding Corporation (the "Parent"), whose ultimate parent is Skandia Insurance Company Ltd., a Swedish company.

         The Company is in the business of issuing annuity policies, and has been so since its business inception in 1988. The Company currently offers the following annuity products: a) certain deferred annuities that are registered with the Securities and Exchange Commission, including variable annuities and fixed interest rate annuities that include a market value adjustment feature; b) certain other fixed deferred annuities that are not registered with the Securities and Exchange Commission; c) certain group variable annuities that are not registered with the Securities and Exchange Commission that serve as funding vehicles for various types of qualified pension and profit sharing plans; and d) fixed and adjustable immediate annuities.

         The Company markets its products to broker-dealers and financial planners through an internal field marketing staff. In addition, the Company markets through and in conjunction with financial institutions such as banks that are permitted directly, or through affiliates, to sell annuities.

         In addition, the Company has 99.9% ownership in Skandia Vida, S.A. de C.V. which is a life insurance company domiciled in Mexico. This Mexican life insurer is a start up company with expectations of selling long-term savings products within Mexico. The Company's investment in Skandia Vida, S.A. de C.V. is $1.5 million at December 31,1997.


                              RESULTS OF OPERATIONS

         The Company's long term business plan was developed reflecting the current sales and marketing approach. Annuity sales increased 32%, 72% and 19% in 1997, 1996 and 1995, respectively. The Company continues to show significant growth in sales volume and increased market share within the variable annuity industry. This growth is a result of innovative product development activities, expansion of distribution channels and a focused effort on customer orientation.

         The Company primarily offers and sells a wide range of deferred annuities through three focused marketing, sales and service teams. Each team specializes in addressing one of the Company's primary distribution channels: (a) financial planning firms; (b) broker-dealers that generally are members of the New York Stock Exchange, including "wirehouse" and regional broker-dealer firms; and (c) broker-dealers affiliated with banks or which specialize in marketing to customers of banks. The Company also offers a number of specialized products distributed by select, large distributors. In 1995 and 1996, the Company restructured its internal operations to better support the specialized marketing, sales and service needs of the primary distribution channels and of the select distributors of specialized products. There has been continued growth and success in expanding the number of selling agreements in the primary distribution channels. There has also been increased success in enhancing the relationships with the registered representatives/insurance agents of all the selling firms.

               Total  assets  grew  55%,  66% and 75% in 1997,  1996  and  1995, respectively. These increases were a direct result of the substantial sales volume increasing separate account assets and deferred acquisition costs as well as 1997 and 1996 growth in fixed maturity investments in support of the Company's risk based capital requirements. Liabilities grew 56%, 65%, and 76% in 1997, 1996 and 1995, respectively, as a result of the reserves required for the increased sales activity along with borrowings during these periods. The borrowings are needed to fund the acquisition costs of the Company's variable annuity business.

               The Company experienced a net gain after tax in 1997 and 1996 and a net loss after tax in 1995. The 1997 and 1996 result was related to the strong sales volume, favorable market climate, expense savings relative to sales volume and recognition of certain tax benefits.

               The 1995 result was related to higher than anticipated expense levels and additional reserving requirements on our market value adjusted annuities. The increase in expenses was primarily attributable to improving our service infrastructure and marketing related costs, which was in part responsible for the strong sales and financial performance in 1996.


               REVENUES

               Increasing volume of annuity sales results in higher assets under management. The fees realized on assets under management have resulted in annuity charges and fees increasing 74%, 80% and 57% in 1997, 1996 and 1995, respectively.

               Fee income has increased 68%, 165% and 194% in 1997, 1996 and 1995, respectively, as a result of income from transfer agency type activities. These increases are also as a result of increases in assets under management.

               Net investment income increased 416% in 1997, decreased 1% in 1996 and increased 23% in 1995. The increase in 1997 was a direct result of increased bond holdings in support of the Company's risk based capital. The level net investment income in 1996 was a result of the consistent investment holdings throughout most of the year. The increase in 1995 was a result of a higher average level of Company bonds and short-term investments.

               Annuity premium income represents premiums earned on sales of immediate annuities with life contingencies and supplementary contracts with life contingencies.


               BENEFITS

               Annuity  benefits  represent  payments on annuity  contracts with mortality risks, these being immediate annuity contracts with life contingencies and supplementary contracts with life contingencies.

               Increase/(decrease) in annuity policy reserves represents change in reserves for the immediate annuity with life contingencies, supplementary contracts with life contingencies and guaranteed minimum death benefits. During 1995, the Company entered into an agreement to reinsure the guaranteed minimum death benefit exposure on most of the variable annuity contracts. The costs associated with reinsuring the guaranteed minimum death benefit reserve exceeded the change in the guaranteed minimum death benefit reserve during 1997 and 1996 as a result of minimum required premiums within the reinsurance contract. The costs associated with reinsuring the guaranteed minimum death benefit reserve approximate the change in the guaranteed minimum death benefit reserve during 1995, thereby having no significant effect on the statement of operations.

               Return credited to contractowners represents revenues on the variable and market value adjusted annuities offset by the benefit payments and change in reserves required on this business. Also included are the benefit payments and change in reserves on immediate annuity contracts without significant mortality risks. The 1997 return credited to contractowners in the amount of ($2.0) million in income represents a break-even year for our market value adjusted product line for the year. The 1996 return credited to contractowners in the amount of $0.7 million represents a favorable investment return on the market value adjusted contracts relating to the benefits and required reserves, offset by the effect of bond market fluctuations on December 31, 1996 in the amount of $1.8 million. While the assets relating to the market value adjusted contracts reflect the market interest rate fluctuations which occurred on December 31, 1996, the liabilities are based on the interest rates set for new contracts which are generally based on the prior day's interest rates. During the first week of January 1997, interest rates were established for new contracts, thereby bringing the liabilities relating to the market value adjusted contracts in line with the related assets. Consequently, the gain realized in 1997 was a result of this liability shift.

               In 1995, the Company earned a lower than anticipated separate account investment return on the market value adjusted contracts in support of the benefits and required reserves. In addition, the 1995 result includes an increase in the required reserves associated with this product.


               EXPENSES

               Underwriting, acquisition and other insurance expenses for 1997 were made up of $186.9 million of commissions and $94.5 million of general expenses offset by the net capitalization of deferred acquisition costs totaling $191.1 million. This compares to the same period last year of $140.4 million of commissions and $63.2 million of general expenses offset by the net capitalization of deferred acquisition costs totaling $153.9 million.

               Underwriting, acquisition and other insurance expenses for 1995 is made up of $62.8 million of commissions and $42.2 million of general expenses offset by the net capitalization of deferred acquisition costs totaling $69.2 million.

               Interest expense increased $14.1 million, $4.3 million and $2.9 million in 1997, 1996 and 1995, respectively, as a result of Surplus Notes totaling $213 million, $213 million and $103 million, at December 31, 1997, 1996 and 1995, respectively, along with interest on Securitization (future fees payable to Parent) transactions for the year 1997.

               Income tax reflected an expense of $10.5 million for the year ended December 31, 1997, a benefit of $4 million for the year ended December 31, 1996 and an expense of $0.4 million for the year ended December 31, 1995. The 1997 income tax expense is a net result of applying the federal income tax rate of 35% to pre-tax earnings reduced by permanent differences, with the most significant item being the dividend received deduction. The 1996 benefit is related to management's release of the deferred tax valuation allowance of $9.3 million, established prior to 1996. Management believes that based on the taxable income produced in the current year and the continued growth in annuity products, the Company will produce sufficient taxable income in the future to realize its deferred tax assets. Income tax expense in 1995 relates principally to an increase in the deferred tax valuation allowance of $1.7 million, as well as, the Company being in an Alternative Minimum Tax position for the year.

               LIQUIDITY AND CAPITAL RESOURCES

               The liquidity requirement of ASLAC was met by cash from insurance operations, investment activities, borrowings from its Parent and sale of rights to future fees and charges to its Parent.

               As previously stated, the Company continued to have significant growth during 1997. The sales volume of $3.698 billion was primarily (approximately 94%) variable annuities, most of which carry a contingent deferred sales charge. This type of product causes a temporary cash strain in that 100% of the proceeds are invested in separate accounts supporting the product leaving a cash (but not capital) strain caused by the acquisition cost for the new business. This cash strain required the Company to look beyond the cash made available by insurance operations and investments of the Company. During 1996, the Company borrowed an additional $110 million from its Parent in the form of Surplus Notes. Also, during 1997 and 1996, the Company extended its reinsurance agreements (which were initiated in 1993, 1994 and
               1995). The reinsurance agreements are modified coinsurance arrangements where the reinsurer shares in the experience of a specific book of business. The income and expense items presented above are net of reinsurance.

               In addition, on December 17, 1996, the Company sold to its Parent, effective September 1, 1996, certain rights to receive future fees and charges expected to be realized on the variable portion of a designated block of deferred annuity contracts issued during the period January 1, 1994 through June 30, 1996 (Transaction 1996-1). Also, the Company entered into the following similar transactions during 1997.

                             Closing        Effective          Contract Issue
               Transaction     Date            Date                Period
               -----------   -------        ---------          --------------

                   1997-1    7/23/97          6/1/97      3/1/96   -   4/30/97
                   1997-2   12/30/97         12/1/97      5/1/95   -  12/31/96
                   1997-3   12/30/97         12/1/97      5/1/96   -  10/31/97

               In connection with these transactions, the Parent, through a trust, issued collateralized notes in a private placement, which are secured by the rights to receive future fees and charges purchased from the Company.

               Under the terms of the Purchase Agreements, the rights sold provide for the Parent to receive 80% (100% for Transaction 1997-3) of future mortality and expense charges and contingent deferred sales charges, after reinsurance, expected to be realized over the remaining surrender charge period of the designated contracts (6 to 8 years). The Company did not sell the right to receive future fees and charges after the expiration of the surrender charge period.

               The proceeds from the sales have been recorded as a liability and are being amortized over the remaining surrender charge period of the designated contracts using the interest method. The present value of the transactions (discounted at 7.5%) of future fees as of the respective Effective Date was as follows (amounts in millions):

                                                  Present
                               Transaction         Value
                               -----------        -------

                                  1996-1           $50.2
                                  1997-1            58.8
                                  1997-2            77.6
                                  1997-3            58.2

               The Company expects to use borrowing, reinsurance and the sale of future fee revenues to fund the cash strain anticipated from the acquisition costs on the coming years' sales volume.

               The tremendous growth of this young organization has depended on capital support from its Parent. During December 1997, the Company received $27.7 million from its Parent to support the capital needs of its increased business during 1997 and the anticipated 1998 growth in business.

               As of December 31, 1997 and 1996, shareholder's equity was $184.4 million and $126.3 million, respectively, which includes the carrying value of state insurance licenses in the amount of $4.6 million and $4.7 million, respectively.

               ASLAC has long term surplus notes with its Parent and a short-term borrowing with an affiliate. No dividends have been paid to its parent company.


               YEAR 2000 COMPLIANCE

               American Skandia is a relatively young company whose internally developed systems were designed from the start with the correct four digit date fields. As a result, the Company anticipates few technical problems related to the year 2000. However, we take this matter seriously and continue to take precautions to ensure year 2000 compliance.

               Steps taken to date include:

               1. Any new, externally developed software is evaluated for year 2000 compliance before purchase. We also evaluate all new service providers.
               2. An external specialist had been engaged to perform a complete assessment of American Skandia's operating systems and internally developed software.
               3. The Company is working with external business partners and software providers to request and review their year 2000 compliance status and plans.

               We  anticipate  full  internal   compliance  by  September  1998,
               followed by continuous evaluation of internal systems, external business partners and software providers until the year 2000.

Item 8.        Financial Statements and Supplementary Data


                              FINANCIAL STATEMENTS

                                      INDEX
                                                                         Page(s)

               Independent Auditors' Reports                              12-13

               Consolidated Statements of Financial Condition
                 as of December 31, 1997 and 1996                           14

               Consolidated Statements of Operations for the
                 Years Ended December 31, 1997, 1996 and 1995               15

               Consolidated Statements of Shareholder's Equity for the
                 Years Ended December 31, 1997, 1996 and 1995               16

               Consolidated Statements of Cash Flows for the
                 Years Ended December 31, 1997, 1996 and 1995               17

               Notes to Consolidated Financial Statements                 18-33

               Schedules are omitted because they are either not applicable or because the information required therein is included in the Notes to Consolidated Financial Statements.

INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholder of
   American Skandia Life Assurance Corporation
Shelton, Connecticut


We have audited the consolidated statement of financial condition of American Skandia Life Assurance Corporation (the "Company" which is a wholly-owned subsidiary of Skandia Insurance Company Ltd.) as of December 31, 1997, and the related consolidated statements of operations, shareholder's equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1997 consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Skandia Life Assurance Corporation at December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/Ernst & Young LLP
--------------------
Hartford, Connecticut


February 20, 1998

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholder of
   American Skandia Life Assurance Corporation
Shelton, Connecticut


We have audited the accompanying consolidated statement of financial condition of American Skandia Life Assurance Corporation and subsidiary (a wholly-owned subsidiary of Skandia Insurance Company Ltd.) as of December 31, 1996, and the related consolidated statements of operations, shareholder's equity, and cash flows for each of the two years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of American Skandia Life Assurance Corporation and subsidiary as of December 31, 1996, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


/s/Deloitte & Touche LLP
------------------------
New York, New York


March 10, 1997

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
         (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                       AS OF DECEMBER 31,
                                                       1997             1996
                                                ---------------   --------------

ASSETS

Investments:
   Fixed maturities - at amortized cost         $     9,366,671   $   10,090,369
   Fixed maturities - at fair value                 108,323,668       87,369,724
   Investment in mutual funds - at fair value         6,710,851        2,637,731
   Policy loans                                         687,267          159,482
                                                ---------------   --------------
Total investments                                   125,088,457      100,257,306

Cash and cash equivalents                            81,974,204       45,332,131
Accrued investment income                             2,441,671        1,958,546
Fixed assets                                            356,153          229,780
Deferred acquisition costs                          628,051,995      438,640,918
Reinsurance receivable                                3,120,221        2,167,818
Receivable from affiliates                            1,910,895          691,532
Income tax receivable - current                       1,047,493            -
Income tax receivable - deferred                     26,174,369       17,217,582
State insurance licenses                              4,562,500        4,712,500
Other assets                                          2,524,581        2,047,689
Separate account assets                          12,095,163,569    7,734,439,793
                                                ---------------   --------------

                    Total Assets                $12,972,416,108   $8,347,695,595
                                                ===============   ==============

LIABILITIES AND SHAREHOLDER'S EQUITY

LIABILITIES:
Reserve for future contractowner benefits       $    43,204,443   $   36,245,936
Policy reserves                                      24,414,999       21,238,749
Income tax payable                                       -             1,124,151
Drafts outstanding                                   19,277,706       13,032,719
Accounts payable and accrued expenses                71,190,019       65,471,294
Payable to affiliates                                   584,283          685,724
Future fees payable to parent                       233,033,818       47,111,936
Payable to reinsurer                                 78,126,227       79,000,262
Short-term borrowing                                 10,000,000       10,000,000
Surplus notes                                       213,000,000      213,000,000
Separate account liabilities                     12,095,163,569    7,734,439,793
                                                ---------------   --------------

   Total Liabilities                             12,787,995,064    8,221,350,564
                                                ---------------   --------------

SHAREHOLDER'S EQUITY:
Common stock, $80 par, 25,000 shares
  authorized, issued and outstanding                  2,000,000        2,000,000
Additional paid-in capital                          151,527,229      122,250,117
Unrealized investment gains and losses, net             954,069         (319,631)
Foreign currency translation, net                      (286,038)        (263,706)
Retained earnings                                    30,225,784        2,678,251
                                                ---------------   --------------

   Total Shareholder's Equity                       184,421,044      126,345,031
                                                ---------------   --------------

   Total Liabilities and Shareholder's Equity   $12,972,416,108   $8,347,695,595
                                                ===============   ==============

                 See notes to consolidated financial statements.

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
         (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                               1997          1996          1995
                                                           ------------  ------------   -----------
REVENUES:

Annuity charges and fees                                   $121,157,846   $69,779,522   $38,837,358
Fee income                                                   27,587,231    16,419,690     6,205,719
Net investment income                                         8,181,073     1,585,819     1,600,674
Annuity premium income                                          920,042       125,000         -
Net realized capital gains                                       87,103       134,463        36,774
Other                                                            80,999         5,640         8,750
                                                           ------------   -----------   -----------

     Total Revenues                                         158,014,294    88,050,134    46,689,275
                                                           ------------   -----------   -----------


BENEFITS AND EXPENSES:

Benefits:
  Annuity benefits                                            2,033,275       613,594       555,421
  Increase/(decrease) in annuity policy reserves                 37,270       634,540    (6,778,756)
  Cost of minimum death benefit reinsurance                   4,544,697     2,866,835     2,056,606
  Return credited to contractowners                          (2,018,635)      672,635    10,612,858
                                                           ------------   -----------   -----------

                                                              4,596,607     4,787,604     6,446,129
                                                           ------------   -----------   -----------

Expenses:
  Underwriting, acquisition and other insurance expenses     90,346,952    49,737,147    35,764,392
  Amortization of state insurance licenses                      150,000       150,000       150,000
  Interest expense                                           24,895,456    10,790,716     6,499,414
                                                           ------------   -----------   -----------

                                                            115,392,408    60,677,863    42,413,806
                                                           ------------   -----------   -----------

     Total Benefits and Expenses                            119,989,015    65,465,467    48,859,935
                                                           ------------   -----------   -----------

Income (loss) from operations
     before income taxes                                     38,025,279    22,584,667    (2,170,660)

     Income tax expense (benefit)                            10,477,746    (4,038,357)      397,360
                                                           ------------   -----------   -----------

Net income (loss)                                          $ 27,547,533   $26,623,024   $(2,568,020)
                                                           ============   ===========   ===========



                 See notes to consolidated financial statements.

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
         (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY




                                                                  FOR THE YEAR ENDED DECEMBER 31,
                                                                1997           1996           1995
                                                            ------------   ------------   ------------

Common stock, balance at beginning and end of year          $  2,000,000   $  2,000,000   $  2,000,000
                                                            ------------   ------------   ------------

Additional paid-in capital:
  Balance at beginning of year                               122,250,117     81,874,666     71,623,932
  Additional contributions                                    29,277,112     40,375,451     10,250,734
                                                            ------------   ------------   ------------

  Balance at end of year                                     151,527,229    122,250,117     81,874,666
                                                            ------------   ------------   ------------

Unrealized investment gains and losses:
  Balance at beginning of year                                  (319,631)       111,359        (41,655)
  Change in unrealized investment gains and losses, net        1,273,700       (430,990)       153,014
                                                            ------------   ------------   ------------

  Balance at end of year                                         954,069       (319,631)       111,359
                                                            ------------   ------------   ------------

Foreign currency translation:
  Balance at beginning of year                                  (263,706)      (328,252)         -
  Change in foreign currency translation, net                    (22,332)        64,546       (328,252)
                                                            ------------   ------------   ------------

  Balance at end of year                                        (286,038)      (263,706)      (328,252)
                                                            ------------   ------------   ------------

Retained earnings (deficit):
  Balance at beginning of year                                 2,678,251    (23,944,773)   (21,376,753)
  Net income (loss)                                           27,547,533     26,623,024     (2,568,020)
                                                            ------------   ------------   ------------

  Balance at end of year                                      30,225,784      2,678,251    (23,944,773)
                                                            ------------   ------------   ------------


      Total Shareholder's Equity                            $184,421,044   $126,345,031   $ 59,713,000
                                                            ============   ============   ============

                 See notes to consolidated financial statements.

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
          (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                                          1997               1996              1995
                                                                   ---------------    ---------------    --------------
CASH FLOW FROM OPERATING ACTIVITIES:

  Net income/(loss)                                                $    27,547,533         26,623,024        (2,568,020)
  Adjustments to reconcile net income/(loss) to net cash
    used in operating activities:
      Increase/(decrease) in policy reserves                             3,176,250          1,852,259        (4,667,765)
      Amortization of bond discount                                         72,986             27,340            23,449
      Amortization of insurance licenses                                   150,000            150,000           150,000
      Change in receivable from/payable to affiliates                   (1,320,804)           540,484          (347,884)
      Change in income tax receivable/payable                           (2,171,644)         1,688,001          (600,849)
      Increase in other assets                                            (603,265)          (661,084)         (372,120)
      Increase in accrued investment income                               (483,125)        (1,764,472)          (20,420)
      Increase in reinsurance receivable                                  (952,403)          (179,776)       (1,988,042)
      Increase in deferred acquisition costs, net                     (189,411,077)      (168,418,535)      (96,212,774)
      Increase in income tax receivable - deferred                      (9,630,603)       (16,903,477)            -
      Increase in accounts payable and accrued expenses                  5,718,725         32,322,727           945,483
      Increase in drafts outstanding                                     6,244,987         13,032,719             -
      Change in foreign currency translation, net                          (34,356)           (77,450)         (328,252)
      Realized gain on sale of investments                                 (87,103)          (134,463)          (36,774)
                                                                   ---------------    ---------------    --------------

  Net cash used in operating activities                               (161,783,899)      (111,902,703)     (106,023,968)
                                                                   ---------------    ---------------    --------------

CASH FLOW FROM INVESTING ACTIVITIES:

  Purchase of fixed maturity investments                               (28,905,493)       (96,812,903)          (614,289)
  Proceeds from sale and maturity of fixed maturity investments         10,755,550          8,947,390            100,000
  Purchase of shares in mutual funds                                    (5,595,342)        (2,160,347)        (1,566,194)
  Proceeds from sale of shares in mutual funds                           1,415,576          1,273,640            867,744
  Increase in policy loans                                                (527,785)          (104,427)           (37,807)
  Change in investments of separate account assets                  (3,691,031,470)    (2,789,361,685)    (1,609,415,439)
                                                                   ---------------    ---------------    ---------------

  Net cash used in investing activities                             (3,713,888,964)    (2,878,218,332)    (1,610,665,985)
                                                                   ---------------    ---------------    ---------------

CASH FLOW FROM FINANCING ACTIVITIES:

  Capital contributions from parent                                     29,277,112         40,375,451         10,250,734
  Surplus notes                                                             -             110,000,000         34,000,000
  Increase in future fees payable to parent                            185,921,882         47,111,936             -
  Increase/(decrease) in payable to reinsurer                             (874,035)        14,004,792         24,890,064
  Proceeds from annuity sales                                        3,697,989,977      2,795,114,603      1,628,486,076
                                                                   ---------------    ---------------    ---------------

  Net cash provided by financing activities                          3,912,314,936      3,006,606,782      1,697,626,874
                                                                   ---------------    ---------------    ---------------

Net increase/(decrease) in cash and cash equivalents                    36,642,073         16,485,747        (19,063,079)
                                                                   ---------------    ---------------    ---------------

Cash and cash equivalents at beginning of year                          45,332,131         28,846,384         47,909,463
                                                                   ---------------    ---------------    ---------------

Cash and cash equivalents at end of year                           $    81,974,204         45,332,131         28,846,384
                                                                   ===============    ===============    ===============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Income taxes paid                                                $    22,307,992         11,177,120            995,496
                                                                   ===============    ===============    ===============

  Interest paid                                                    $    16,915,835          7,094,767            540,319
                                                                   ===============    ===============    ===============

                 See notes to consolidated financial statements.

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
          (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                   Notes to Consolidated Financial Statements
                                December 31, 1997


1.       ORGANIZATION AND OPERATION

         American Skandia Life Assurance Corporation (the "Company") is a wholly-owned subsidiary of American Skandia Investment Holding Corporation (the "Parent"); whose ultimate parent is Skandia Insurance Company Ltd., a Swedish corporation.

         The Company develops annuity products and issues its products through its affiliated broker/dealer company, American Skandia Marketing, Incorporated. The Company currently issues variable, fixed, market value adjusted and immediate annuities.

         The Company has 99.9% ownership in Skandia Vida, S.A. de C.V. which is a life insurance company domiciled in Mexico. This Mexican life insurer is a start up company with expectations of selling long term savings products within Mexico. Total shareholder's equity of Skandia Vida, S.A. de C.V. is $1,509,146 as of December 31, 1997.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A.  Basis of Reporting

             The  accompanying   consolidated  financial  statements  have  been
             prepared  in  conformity   with   generally   accepted   accounting
             principles. Intercompany transactions and balances have been eliminated in consolidation.

             Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

         B.  New Accounting Pronouncements

             In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 130, "Reporting Comprehensive Income", which is effective for fiscal years beginning after December 15, 1997. SFAS 130 sets standards for the reporting and display of comprehensive income and its components in financial statements. Application of the new rules will not impact the Company's financial position or net income. The Company expects to adopt this pronouncement in the first quarter of 1998, which will include the presentation of comprehensive income for prior periods presented for comparative purposes, as required by SFAS 130. The primary element of comprehensive income applicable to the Company is changes in unrealized gains and losses on securities classified as available for sale.

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                          (a wholly-owned subsidiary of
                         Skandia Insurance Company Ltd.)

             Notes to Consolidated Financial Statements (continued)


         C.  Investments

             The Company has classified its fixed maturity investments as either held-to-maturity or available-for-sale. Investments classified as held-to-maturity are investments that the Company has the ability and intent to hold to maturity. Such investments are carried at amortized cost. Those investments which are classified as available-for-sale are carried at fair value and changes in unrealized gains and losses are reported as a component of shareholder's equity.

             The Company has classified its mutual fund investments as available-for-sale. Such investments are carried at fair value and changes in unrealized gains and losses are reported as a component of shareholder's equity.

             Policy loans are carried at their unpaid principal balances.

             Realized gains and losses on disposal of investments are determined by the specific identification method and are included in revenues.

         D.  Cash Equivalents

             The Company considers all highly liquid time deposits, commercial paper and money market mutual funds purchased with a maturity of three months or less to be cash equivalents.

         E.  State Insurance Licenses

             Licenses to do business in all states have been capitalized and reflected at the purchase price of $6 million less accumulated amortization. The cost of the licenses is being amortized over 40 years.

         F.  Fixed Assets

             Fixed assets consisting of furniture, equipment and leasehold improvements are carried at cost and depreciated on a straight line basis over a period of three to five years. Accumulated depreciation amounted to $95,823 and $32,641 at December 31, 1997 and 1996, respectively. Depreciation expense for the years ended December 31, 1997 and 1996 was $63,182 and $28,892, respectively.

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                          (a wholly-owned subsidiary of
                         Skandia Insurance Company Ltd.)

             Notes to Consolidated Financial Statements (continued)


         G.  Recognition of Revenue and Contract Benefits

             Annuity contracts without significant mortality risk, as defined by SFAS 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts", are classified as investment contracts (variable, market value adjusted and certain immediate annuities) and those with mortality risk (immediate annuities) as insurance products. The policy for revenue and contract benefit recognition is described below.

             Revenues for variable annuity contracts consist of charges against contractowner account values for mortality and expense risks, administration fees, surrender charges and an annual maintenance fee per contract. Benefit reserves for variable annuity contracts represent the account value of the contracts and are included in the separate account liabilities.

             Revenues for market value adjusted annuity contracts consist of separate account investment income reduced by benefit payments and changes in reserves in support of contractowner obligations, all of which is included in return credited to contractowners. Benefit reserves for these contracts represent the account value of the contracts, and are included in the general account liability for future contractowner benefits to the extent in excess of the separate account liabilities.

             Revenues for immediate annuity contracts without life contingencies consist of net investment income. Revenues for immediate annuity contracts with life contingencies consist of single premium payments recognized as annuity considerations when received. Benefit reserves for these contracts are based on the Society of Actuaries 1983 Table-a with assumed interest rates that vary by issue year. Assumed interest rates ranged from 6.5% to 8.25% at both December 31, 1997 and 1996.

             Annuity    sales   were    $3,697,990,000,    $2,795,114,000    and
             $1,628,486,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Annuity contract assets under management were $12,119,191,000, $7,764,891,000 and $4,704,044,000 at December 31,
             1997, 1996 and 1995, respectively.

         H.  Deferred Acquisition Costs

             The costs of acquiring new business, which vary with and are primarily related to the production of new business, are being deferred. These costs include commissions, cost of contract issuance, and certain selling expenses that vary with production. These costs are being amortized generally in proportion to expected gross profits from surrender charges, policy and asset based fees and mortality and expense margins. This amortization is adjusted retrospectively and prospectively when estimates of current and future gross profits to be realized from a group of products are revised.

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                          (a wholly-owned subsidiary of
                         Skandia Insurance Company Ltd.)

             Notes to Consolidated Financial Statements (continued)


             Details of the deferred acquisition costs and related amortization for the years ended December 31, are as follows:

                                                         1997            1996             1995
                                                         ----            ----             ----

              Balance at beginning of year          $438,640,918     $270,222,383     $174,009,609

              Acquisition costs deferred
                during the year                      262,257,543      190,995,588      106,063,698

              Acquisition costs amortized
                during the year                       72,846,466       22,577,053        9,850,924
                                                    ------------     ------------     ------------

              Balance at end of year                $628,051,995     $438,640,918     $270,222,383
                                                    ============     ============     ============


         I.   Separate Accounts

              Assets and liabilities in Separate Accounts are shown as separate captions in the consolidated statements of financial condition. Separate Account assets consist principally of long term bonds, investments in mutual funds and short-term securities, all of which are carried at fair value.

              Included in Separate Account liabilities are $773,066,633 and $644,233,883 at December 31, 1997 and 1996, respectively, relating to annuity contracts for which the contractholder is guaranteed a fixed rate of return. Separate Account assets of $773,066,633 and $644,233,883 at December 31, 1997 and 1996, respectively, consisting of long term bonds, short term securities, transfers due from general account and cash are held in support of these annuity contracts, pursuant to state regulation.

         J.   Fair Values of Financial Instruments

              The methods and assumptions used to determine the fair value of financial instruments are as follows:

              Fair values of fixed maturities with active markets are based on quoted market prices. For fixed maturities that trade in less active markets, fair values are obtained from an independent pricing service.

              Fair values of investments in mutual funds are based on quoted market prices.

              The carrying value of cash and cash equivalents approximates fair value due to the short-term nature of these investments.

              Fair values of certain financial instruments, such as future fees payable to the parent and surplus notes are not readily determinable and are excluded from fair value disclosure requirements.

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                          (a wholly-owned subsidiary of
                         Skandia Insurance Company Ltd.)

             Notes to Consolidated Financial Statements (continued)


         K.  Income Taxes

             The Company is included in the consolidated federal income tax return of Skandia U.S. Holding Corporation and its subsidiaries. In accordance with the tax sharing agreement, the federal and state income tax provision is computed on a separate return basis, as adjusted for consolidated items, such as net operating loss carryforwards.

             Income taxes are provided in accordance with the SFAS 109, "Accounting for Income Taxes", which requires the asset and liability method of accounting for deferred taxes. The object of this method is to recognize an asset and liability for the expected future tax effects due to temporary differences between the financial reporting and the tax basis of assets and liabilities, based on enacted tax rates and other provisions of the tax law.


         L.  Translation of Foreign Currency

             The financial position and results of operations of the Company's Mexican subsidiary are measured using local currency as the functional currency. Assets and liabilities of the subsidiary are translated at the exchange rate in effect at each year-end. Statements of operations and shareholder's equity accounts are translated at the average rate prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included in shareholder's equity.

         M.  Estimates

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

         N.  Reinsurance

             The Company cedes reinsurance under modified co-insurance arrangements. The reinsurance arrangements provide additional capacity for growth in supporting the cash flow strain from the Company's variable annuity business. The reinsurance is effected under quota share contracts.

             The Company also reinsures certain mortality risks. These risks result from the guaranteed minimum death benefit feature in the variable annuity products.

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                          (a wholly-owned subsidiary of
                         Skandia Insurance Company Ltd.)

             Notes to Consolidated Financial Statements (continued)


3.       INVESTMENTS

         The amortized cost, gross unrealized gains (losses) and estimated fair value of available-for-sale and held-to-maturity fixed maturities and investments in mutual funds as of December 31, 1997 and 1996 are shown below. All securities held at December 31, 1997 are publicly traded.

         Investments in fixed maturities as of December 31, 1997 consisted of the following:

                                                            Held-to-Maturity
                                                            ----------------

                                                                 Gross               Gross
                                           Amortized          Unrealized          Unrealized             Fair
                                             Cost                Gains              Losses               Value
                                           ---------          ----------          ----------             -----
         U.S. Government
         Obligations                      $3,789,498             $71,197            $  8,517          $3,852,178

         Obligations of State and
         Political Subdivisions               50,000                   -              -                   50,000

         Corporate Securities              5,527,173               1,949              19,487           5,509,635
                                         -----------             -------            --------         -----------

         Totals                           $9,366,671             $73,146             $28,004          $9,411,813
                                          ==========             =======             =======          ==========

                                                       Available-for-Sale
                                                       ------------------

                                                                Gross               Gross
                                         Amortized           Unrealized          Unrealized              Fair
                                           Cost                 Gains              Losses                Value
                                         ---------           ----------          ----------              -----
         U.S. Government
         Obligations                   $  14,999,291         $   201,664              -              $15,200,955

         Obligations of
         State and Political
         Subdivisions                        202,224                 318              -                  202,542

         Corporate
         Securities                       91,469,384           1,505,656            54,869            92,920,171
                                      --------------         -----------          --------          ------------

         Totals                         $106,670,899          $1,707,638           $54,869          $108,323,668
                                        ============          ==========           =======          ============

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                          (a wholly-owned subsidiary of
                         Skandia Insurance Company Ltd.)

             Notes to Consolidated Financial Statements (continued)


         The amortized cost and fair value of fixed maturities, by contractual maturity, at December 31, 1997 are shown below.


                                                        Held-to-Maturity                  Available-for-Sale
                                                        ----------------                  ------------------

                                                    Amortized          Fair             Amortized          Fair
                                                      Cost             Value              Cost             Value
                                                    ---------          -----            ---------          -----

         Due in one year or less                    $1,049,977      $1,050,001      $   2,990,584       $  2,992,050

         Due after one through five years            8,062,630       8,105,822         26,857,218         27,121,041

         Due after five through ten years              254,064         255,990         76,823,097         78,210,577
                                                    ----------      ----------       ------------       ------------

                          Total                     $9,366,671      $9,411,813       $106,670,899       $108,323,668
                                                    ==========      ==========       ============       ============

         Investments in fixed maturities as of December 31, 1996 consisted of the following:

                                                                   Held-to-Maturity
                                                                   ----------------

                                                               Gross                Gross
                                       Amortized            Unrealized           Unrealized               Fair
                                         Cost                  Gains               Losses                 Value
                                       ---------            ----------           ----------               -----

         U.S. Government
         Obligations                  $  4,299,803              $88,268            $22,937            $  4,365,134

         Obligations of
         State and Political
         Subdivisions                      250,119                  229               -                    250,348

         Corporate
         Securities                      5,540,447                    -             62,660               5,477,787
                                       -----------            ----------          --------             -----------

         Totals                        $10,090,369              $88,497            $85,597             $10,093,269
                                       ===========              =======            =======             ===========


                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                          (a wholly-owned subsidiary of
                         Skandia Insurance Company Ltd.)

             Notes to Consolidated Financial Statements (continued)


                                                     Available for Sale
                                                     ------------------


                                                               Gross              Gross
                                       Amortized            Unrealized         Unrealized             Fair
                                         Cost                  Gains             Losses               Value
                                       ---------            ----------         ----------             -----

         U.S. Government
         Obligations                   $14,508,780               -             $  79,745           $14,429,035

         Obligations of
         State and Political
         Subdivisions                      202,516                  26              -                  202,542

         Other Government
         Obligations                     5,047,790               -                 7,440             5,040,350

         Corporate
         Securities                     68,101,413              83,312           486,928            67,697,797
                                       -----------             -------          --------           -----------

         Totals                        $87,860,499             $83,338          $574,113           $87,369,724
                                       ===========             =======          ========           ===========


         Proceeds from sales of fixed maturities during 1997, 1996 and 1995 were $5,055,550, $8,732,390 and $0, respectively. Proceeds from maturities during 1997, 1996 and 1995 were $5,700,000, $215,000 and $100,000, respectively.

         The cost, gross unrealized gains (losses) and fair value of investments in mutual funds at December 31, 1997 and 1996 are shown below:

                                                            Gross                Gross
                                                         Unrealized           Unrealized           Fair
                                       Cost                 Gains               Losses             Value
                                       ----              ----------           ----------           -----

         1997                        $6,895,821             $43,506            $228,476           $6,710,851
                                     ==========             =======            ========           ==========

         1996                        $2,638,695             $59,278           $  60,242           $2,637,731
                                     ==========             =======           =========           ==========

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                          (a wholly-owned subsidiary of
                         Skandia Insurance Company Ltd.)

             Notes to Consolidated Financial Statements (continued)


         Net realized investment gains (losses) were as follows for the years ended December 31:

                                               1997             1996              1995
                                               ----             ----              ----
         Fixed Maturities:
           Gross gains                    $    9,800         $    -             $   -
           Gross losses                          -                -                 -
         Investment in Mutual Funds:
           Gross gains                       115,824            139,814           65,236
           Gross losses                      (38,521)            (5,351)         (28,462)
                                          ----------        -----------         --------

         Totals                            $  87,103           $134,463          $36,774
                                           =========           ========          =======


4.       NET INVESTMENT INCOME

         The sources of net investment income for the years ended December 31, 1997, 1996 and 1995 were as follows:

                                                               1997                  1996                 1995
                                                               ----                  ----                 ----

         Fixed maturities                                   $6,616,560            $   836,591        $   629,743
         Cash and cash equivalents                           1,153,790                684,653            986,932
         Investment in mutual funds                            553,864                143,737             59,895
         Policy loans                                           28,243                  5,274              4,025
                                                            ----------             ----------         ----------

         Total investment income                             8,352,457              1,670,255          1,680,595

         Investment expenses                                   171,384                 84,436             79,921
                                                            ----------             ----------         ----------

         Net investment income                              $8,181,073             $1,585,819         $1,600,674
                                                            ==========             ==========         ==========


5.       INCOME TAXES

         The significant components of income tax expense (benefit) are as follows:

                                                            1997                    1996                 1995
                                                            ----                    ----                 ----

         Current tax expense                              $20,108,348           $12,865,120            $397,360

         Deferred tax benefit                              (9,630,602)          (16,903,477)                  -
                                                          -----------            ----------            --------

         Total income tax expense (benefit)               $10,477,746           $(4,038,357)           $397,360
                                                          ===========           ============           ========


                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                          (a wholly-owned subsidiary of
                         Skandia Insurance Company Ltd.)

             Notes to Consolidated Financial Statements (continued)


         The tax effects of significant items comprising the Company's deferred tax balance as of December 31, 1997 and 1996, are as follows:

                                                                        1997                       1996
                                                                        ----                       ----
         Deferred Tax (Liabilities):
             Deferred acquisition costs                            ($159,765,795)              ($103,072,477)
             Payable to reinsurer                                    (25,369,078)                (23,025,326)
             Policy fees                                                (656,311)                   (491,640)
             Unrealized investment gains and losses                     (513,731)                    172,109
                                                                   -------------               --------------

             Total                                                  (186,304,915)               (126,417,334)
                                                                    ------------                ------------

         Deferred Tax Assets:
             Net separate account liabilities                        175,872,109                 121,092,798
             Reserve for future contractowner benefits                15,121,555                  12,686,078
             Other reserve differences                                10,534,160                   4,527,886
             Deferred compensation                                     7,186,789                   4,392,526
             Surplus notes interest                                    2,728,676                     548,730
             Foreign exchange translation                                154,020                     141,996
             Other                                                       881,975                     244,902
                                                                   -------------               -------------

             Total                                                   212,479,284                 143,634,916
                                                                    ------------                ------------

             Net deferred tax balance                               $ 26,174,369                $ 17,217,582
                                                                    ============                ============

         Management believes that based on the taxable income produced in the current year and the continued growth in annuity products, the Company will produce sufficient taxable income in the future to realize its deferred tax asset. As such, the Company released the deferred tax valuation allowance of $9,324,853 in 1996.

         The income tax expense was different from the amount computed by applying the federal statutory tax rate of 35% to pre-tax income from continuing operations as follows:

                                                                  1997                1996                1995
                                                                  ----                ----                ----

         Income (loss) before taxes                           $38,025,279         $22,584,667         ($2,170,660)
             Income tax rate                                           35%                 35%                 35%
                                                              -----------         -----------         -----------

         Tax expense at federal
             statutory income tax rate                         13,308,848           7,904,633            (759,731)

         Tax effect of:
             Change in valuation allowance                         -               (9,324,853)          1,680,339
             Dividend received deduction                       (4,585,000)         (2,266,051)           (477,139)
             Other                                                866,973            (707,685)            (48,821)

         State income taxes                                       886,925             355,599               2,712
                                                              -----------         -----------         -----------

         Income tax expense (benefit)                         $10,477,746        ($ 4,038,357)        $   397,360
                                                              ===========         ===========         ===========


                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                          (a wholly-owned subsidiary of
                         Skandia Insurance Company Ltd.)

             Notes to Consolidated Financial Statements (continued)


6.       RECEIVABLE FROM/PAYABLE TO AFFILIATES

         Certain operating costs (including personnel, rental of office space, furniture, and equipment) have been charged to the Company at cost by American Skandia Information Services and Technology Corporation, an affiliated company; and likewise, the Company has charged operating costs to American Skandia Investment Services, Incorporated, an affiliated company. The total cost to the Company for these items was $5,572,404, $11,581,114 and $12,687,337 for the years ended December
         31, 1997, 1996 and 1995, respectively. Income received for these items was $3,224,645, $1,148,364 and $396,573 for the years ended December
         31, 1997, 1996 and 1995, respectively. Amounts receivable from affiliates under these arrangements were $548,887 and $548,792 as of December 31, 1997 and 1996, respectively. Amounts payable to affiliates under these arrangements were $263,742 and $619,089 as of December 31, 1997 and 1996, respectively.

7.        FUTURE FEES PAYABLE TO PARENT

         On December 17, 1996, the Company sold to its Parent, effective September 1, 1996, certain rights to receive future fees and charges expected to be realized on the variable portion of a designated block of deferred annuity contracts issued during the period from January 1, 1994 through June 30, 1996 (Transaction 1996-1). In addition, the Company entered into the following similar transactions during 1997:


                            Closing          Effective         Contract Issue
         Transaction         Date              Date                Period
         -----------        -------          ---------         --------------

           1997-1           7/23/97          6/1/97         3/1/96   -  4/30/97
           1997-2          12/30/97         12/1/97         5/1/95   - 12/31/96
           1997-3          12/30/97         12/1/97         5/1/96   - 10/31/97


         In connection with these transactions, the Parent, through a trust, issued collateralized notes in a private placement which are secured by the rights to receive future fees and charges purchased from the Company.

         Under the terms of the Purchase Agreements, the rights sold provide for the Parent to receive 80% (100% for Transaction 1997-3) of future mortality and expense charges and contingent deferred sales charges, after reinsurance, expected to be realized over the remaining surrender charge period of the designated contracts (6.0 to 8.0 years). The Company did not sell the right to receive future fees and charges after the expiration of the surrender charge period.

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                          (a wholly-owned subsidiary of
                         Skandia Insurance Company Ltd.)

             Notes to Consolidated Financial Statements (continued)


         The proceeds from the sales have been recorded as a liability and are being amortized over the remaining surrender charge period of the designated contracts using the interest method. The present value of the transactions (discounted at 7.5%) as of the respective Effective Date was as follows:
                                                                    Present
                          Transaction                                Value
                          -----------                               -------

                             1996-1                          $    50,221,438
                             1997-1                               58,766,633
                             1997-2                               77,551,736
                             1997-3                               58,193,264

         Payments representing fees and charges realized during the period January 1, 1997 through December 31, 1997 in the aggregate amount of $22,250,158, were made by the Company to the Parent. Interest expense of $6,842,469 has been included in the statement of operations.

         Expected payments of future fees payable to Parent are as follows:

                              Year Ending
                              December 31,                           Amount
                              ------------                           ------

                                 1998                           $   39,637,610
                                 1999                               41,845,736
                                 2000                               43,500,530
                                 2001                               40,738,800
                                 2002                               34,533,624
                                 2003                               22,835,020
                                 2004                                9,490,399
                                 2005                                  452,099
                                                                --------------
                                 Total                          $  233,033,818
                                                                ==============

         The Commissioner of the State of Connecticut has approved the sale of future fees and charges; however, in the event that the Company becomes subject to an order of liquidation or rehabilitation, the Commissioner has the ability to stop the payments due to the Parent under the Purchase Agreement subject to certain terms and conditions.

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                          (a wholly-owned subsidiary of
                         Skandia Insurance Company Ltd.)

             Notes to Consolidated Financial Statements (continued)


8.       LEASES

         The Company leases office space under a lease agreement established in 1989 with American Skandia Information Services and Technology Corporation. The lease expense for 1997, 1996 and 1995 was $2,427,502, $1,583,391 and $1,218,806, respectively. Future minimum lease payments per year and in aggregate as of December 31, 1997 are as follows:

                              1998                                $  2,371,509
                              1999                                   2,595,272
                              2000                                   2,753,324
                              2001                                   2,753,324
                              2002                                   2,753,324
                              2003 and thereafter                   21,465,933
                                                                  ------------

                              Total                                $34,692,686


9.       RESTRICTED ASSETS

         In order to comply with certain state insurance departments' requirements, the Company maintains cash, bonds and notes on deposit with various states. The carrying value of these deposits amounted to $3,756,572 and $3,766,564 as of December 31, 1997, and 1996,
         respectively. These deposits are required to be maintained for the protection of contractowners within the individual states.


10.      RETAINED EARNINGS AND DIVIDEND RESTRICTIONS

         Statutory basis shareholder's equity was $294,585,500, $275,835,076 and $132,493,899 at December 31, 1997, 1996 and 1995, respectively.

         The statutory basis net loss was $8,970,459,  $5,405,179 and $7,183,003 for the years ended December 31, 1997, 1996 and 1995, respectively.

         Under state insurance laws, the maximum amount of dividends that can be paid to shareholders without prior approval of the state insurance departments is subject to restrictions relating to statutory surplus and net gain from operations. At December 31, 1997, no amounts may be distributed without prior approval.

11.      EMPLOYEE BENEFITS

         In 1989, the Company established a 401(k) plan for which substantially all employees are eligible. Under this plan, the Company contributes 3% of salary for all participating employees and matches employee contributions at a 50% level up to an additional 3% Company contribution. Company contributions to this plan on behalf of the participants were $1,220,214, $850,111 and $627,161 for the years ended December 31, 1997, 1996 and 1995, respectively.

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                          (a wholly-owned subsidiary of
                         Skandia Insurance Company Ltd.)

             Notes to Consolidated Financial Statements (continued)


         The Company and an affiliate cooperatively have a long-term incentive plan under which units are awarded to executive officers and other personnel. The program consists of multiple plans. A new plan is instituted each year. Generally, participants must remain employed by the Company or its affiliates at the time such units are payable in order to receive any payments under the plan. The accrued liability representing the value of these units is $15,720,067 and $9,212,369 as of December 31, 1997 and 1996, respectively. Payments under this plan were $1,118,803, $601,603 and $0 for the years ended December 31, 1997, 1996, and 1995, respectively.

         In 1994, the Company established a deferred compensation plan which is available to the internal field marketing staff and certain officers. Company contributions to this plan on behalf of the participants were $269,616 in 1997, $244,601 in 1996 and $139,209 in 1995.


12.      REINSURANCE

         The effect of the reinsurance agreements on the Company's operations was to reduce annuity charges and fee income, death benefit expense and policy reserves. The effect of reinsurance for the years ended December 31, 1997, 1996 and 1995 are as follows:


         1997
                                Annuity            Change in Annuity         Return Credited
                           Charges and Fees         Policy Reserves         to Contractowners
                           ----------------        -----------------        -----------------

         Gross               $144,417,045              $955,677               ($1,971,959)
         Ceded                 23,259,199               918,407                    46,676
                             ------------             ---------                ----------
         Net                 $121,157,846             $  37,270               ($2,018,635)
                             ============             =========                ==========


         1996
                                Annuity            Change in Annuity         Return Credited
                           Charges and Fees         Policy Reserves         to Contractowners
                           ----------------        -----------------        -----------------

         Gross                $87,369,693              $814,306                  $779,070
         Ceded                 17,590,171               179,766                   106,435
                              -----------              --------                  --------
         Net                  $69,779,522              $634,540                  $672,635
                              ===========              ========                  ========

         1995
                                Annuity            Change in Annuity         Return Credited
                           Charges and Fees         Policy Reserves         to Contractowners
                           ----------------        -----------------        -----------------

         Gross                $50,334,280            ($4,790,714)              $10,945,831
         Ceded                 11,496,922              1,988,042                   332,973
                              -----------             ----------               -----------
         Net                  $38,837,358            ($6,778,756)              $10,612,858
                              ===========             ==========               ===========

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

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                          (a wholly-owned subsidiary of
                         Skandia Insurance Company Ltd.)

             Notes to Consolidated Financial Statements (continued)


13.      SURPLUS NOTES

The Company has issued surplus notes to its Parent in exchange for cash. Surplus notes outstanding as of December 31, 1997, 1996 and 1995 were as follows:

                                                          Interest for the
                                                      Years Ended December 31,
                                                      ------------------------
                                                           Interest
              Issue Date                 Amount              Rate           1997               1996            1995
              ----------                 ------              ----           ----               ----            ----

         December 29, 1993             $  20,000,000         6.84%      $  1,387,000       $  1,390,800      $1,387,000
         February 18, 1994                10,000,000         7.28%           738,111            740,133         738,111
         March 28, 1994                   10,000,000         7.90%           800,972            803,167         800,972
         September 30, 1994               15,000,000         9.13%         1,388,521          1,392,325       1,388,521
         December 28, 1994                14,000,000         9.78%         1,388,217          1,392,020       1,392,008
         December 19, 1995                10,000,000         7.52%           762,444            764,533          27,156
         December 20, 1995                15,000,000         7.49%         1,139,104          1,142,225          37,450
         December 22, 1995                 9,000,000         7.47%           681,638            683,505          18,675
         June 28, 1996                    40,000,000         8.41%         3,410,722          1,747,411            -
         December 30, 1996                70,000,000         8.03%         5,699,069             31,228            -
                                        ------------                     -----------       ------------      ----------

         Total                          $213,000,000                     $17,395,798        $10,087,347      $5,789,893
                                        ============                     ===========        ===========      ==========


         All surplus notes mature 7 years from the issue date.

         Payment of interest and repayment of principal for these notes is subject to certain conditions and require approval by the Insurance Commissioner of the State of Connecticut. At December 31, 1997 and 1996, $7,796,218 and $1,567,800, respectively, of accrued interest on surplus notes was not approved for payment under these criteria.


14.      SHORT-TERM BORROWING

         The Company has a $10,000,000 loan from the parent which matures on March 10, 1998 and bears interest at 6.39%. The total interest expense to the Company was $641,532, $642,886 and $709,521 and for the years ended December 31, 1997, 1996 and 1995, respectively, of which $200,575 and $206,361 was payable as of December 31, 1997 and 1996, respectively.


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

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                          (a wholly-owned subsidiary of
                         Skandia Insurance Company Ltd.)

             Notes to Consolidated Financial Statements (continued)


16.      QUARTERLY FINANCIAL DATA (UNAUDITED)

         The  following  table  summarizes   information  with  respect  to  the
         operations of the Company on a quarterly basis:

                                                           Three Months Ended
                                                           ------------------
                       1997                       March 31           June 30          September 30       December 31
                       ----                       --------           -------          ------------       -----------

         Premiums and other insurance
            revenues                              $30,185,820        $34,055,549       $41,102,381        $44,402,368
         Net investment income                      1,368,683          2,626,776         2,031,187          2,154,427
         Net realized capital gains                    20,604             43,460            20,553              2,486
                                                  -----------        -----------       -----------        -----------
         Total revenues                           $31,575,107        $36,725,785       $43,154,121        $46,559,281
                                                  ===========        ===========       ===========        ===========

         Benefits and expenses                    $18,319,281        $30,465,338       $31,179,403        $40,024,993
                                                  ===========        ===========       ===========        ===========

         Net income                              $  8,995,975       $  3,646,787      $  8,621,412       $  6,283,359
                                                 ============       ============      ============       ============

                                                           Three Months Ended
                                                           ------------------
                       1996                       March 31          June 30           September 30       December 31
                       ----                       --------          -------           ------------       -----------

         Premiums and other insurance
            revenues                              $16,605,765        $20,452,733       $22,366,166        $26,933,702
         Net investment income                        455,022            282,926           270,092            577,779
         Net realized capital gains                    92,072             13,106             5,606             23,679
                                                  -----------        -----------       -----------        -----------
         Total revenues                           $17,152,859        $20,748,765       $22,641,864        $27,535,160
                                                  ===========        ===========       ===========        ===========

         Benefits and expenses                    $12,725,411       $  9,429,735       $17,007,137        $25,191,857
                                                  ===========       ============       ===========        ===========

         Net income                              $  2,658,941       $  7,695,490      $  2,538,513        $14,470,976
                                                 ============       ============      ============        ===========

                                                           Three Months Ended
                                                           ------------------
                       1995                       March 31          June 30           September 30       December 31
                       ----                       --------          -------           ------------       -----------

         Premiums and other insurance
            revenues                            $  8,891,903        $10,066,478        $11,960,530       $14,189,048
         Net investment income                       551,690            434,273            293,335           321,376
         Net realized capital gains (losses)         (16,082)              (370)            44,644             8,582
                                                ------------        -----------        -----------       -----------
         Total revenues                         $  9,427,511        $10,500,381        $12,298,509       $14,519,006
                                                ============        ===========        ===========       ===========

         Benefits and expenses                   $11,438,798       $  9,968,595        $11,600,587       $15,908,087
                                                 ===========       ============        ===========       ===========

         Net income (loss)                     ($  2,026,688)     $     531,486      $     678,312      ($ 1,751,130)
                                                =============     =============      =============      ============

         As described in Note 5, the valuation allowance relating to deferred income taxes was released during the three months ended December 31, 1996.

PART III

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

               None


Item 10.       Directors and Executive Officers of the Registrant

               Information contained in the "Executive Officers and Directors" section of the prospectus of the Company's registration statement on Form S-1, (Reg. #333-00941) is incorporated herein by reference.


Item 11.       Executive Compensation

               Summary Compensation Table: The summary table below summarizes the compensation payable to the Chief Executive Officer and to the most highly compensated of our executive officers whose compensation exceeded $100,000 in 1997.

                     Name and                                             Annual                        LTIP
                 Principal Position                Year                   Salary                       Payouts
                 ------------------                ----                   ------                       -------

               Jan R. Carendi                      1997                   $609,168                    $171,803
               Chief Executive Officer             1996                    505,694                     114,993
                                                   1995                    200,315

               Gordon C. Boronow                   1997                   $260,938                    $174,808
               President & Deputy Chief            1996                    179,426                      54,000
               Executive Officer                   1995                    157,620

               Lincoln R. Collins                  1997                   $254,389                   $  57,756
               Executive Vice President &          1996                    208,346                      19,099
               Chief Operating Officer             1995                    156,550

               Thomas M. Mazzaferro                1997                   $216,707                   $  78,134
               Executive Vice President &          1996                    139,830                      45,000
               Chief Financial Officer             1995                    122,503

               Nathan David Kuperstock             1997                   $215,219                   $  61,989
               Vice President                      1996                    145,283                      27,148
               Product Management                  1995                    133,120

               Long Term  Incentive  Plans  (LTIP) - Awards  in the last  fiscal year: The following table provides information regarding our long-term incentive plan. Units are awarded to executive officers and other personnel. The table shows units awarded to our Chief Executive Officer and the most highly compensated of our executive officers whose compensation exceeded $100,000 in the fiscal year immediately preceding the date of this submission. This program is designed to induce participants to remain with the Company over long periods of time and to tie a portion of their compensation to the fortunes of the Company.

               Currently, the program consists of multiple plans. A new plan may be instituted each year. Participants are awarded units at the beginning of a plan. Generally, participants must remain employed by the Company or its affiliates at the time such units are payable in order to receive any payments under the plan. There are certain exceptions, such as in cases of retirement or death.

               Changes in the value of units reflect changes in the "embedded value" of the Company. "Embedded value" is the net asset value of the Company (valued at market value and not including the present value of future profits), plus the present value of the anticipated future profits (valued pursuant to state insurance law) on its existing contracts. Units will not have any value for participants if the embedded value does not increase by certain target percentages during the first four years of a plan. The target percentages may differ between each plan. Any amounts available under a plan are paid out in the fifth through eighth years of a plan. Payments will be postponed if the payment would exceed 20% of any profit (as determined under state insurance law) earned by the Company and an affiliate in the prior fiscal year before tax or 30% of the individual's current year salary. The amount to be received by a participant at the time any payment is due will be the then current number of units payable multiplied by the then current value of such units.


                                               Number     Period until               Estimated Future Payouts
               Name                          of Units       Payout           Threshold      Target       Maximum
               ----                          --------       ------           ---------      ------       -------

               Jan R. Carendi                 167,500       Various                       $ 1,946,360

               Gordon C. Boronow              167,500       Various                       $ 1,915,195

               Lincoln R. Collins              61,750       Various                       $   690,523

               Thomas M. Mazzaferro           115,000       Various                       $ 1,187,628

               Nathan David Kuperstock         45,000       Various                       $   562,471


               The following directors' compensation is shown below in 1997:

                             Jan R. Carendi                               0

                             Gordon C. Boronow                            0

                             Nancy F. Brunetti                            0

                             Malcolm M. Campbell                          0

                             Lincoln R. Collins                           0

                             C. Henrik G. Danckwardt                      0

                             Wade A. Dokken                               0

                             Thomas M. Mazzaferro                         0

                             Gunnar J. Moberg                             0

                             Anders O. Soderstrom                         0

                             Amanda C. Sutyak                             0

                             C. Ake Svensson                              0

                             Bayard F. Tracy                              0


Item 12.       Security Ownership of Certain Beneficial Owners and Management

               None


Item 13.       Certain Relationships and Related Transactions

               None

PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

           (a)   Financial Information

                 (1)   Financial Statements              See Index to Financial
                                                           Statements of Page 6

                 (2)   Financial Statement Schedules                       None

            (b)  Exhibits

                 (2)    Plans of acquisition, reorganization,              None
                        Arrangement, liquidation or succession

                 (3)   Articles of Incorporation and By-Laws
                                                   Incorporated by reference to
                                                         the Company's Form N-4
                                                               (Reg. #33-19363)

                 (4)   Instruments defining the right of
                       security holders including indentures
                                                   Incorporated by reference to
                                                  the Company's Reg. 333-08853,
                                                  33-59993, 33-86866, 33-87010,
                                                 33-62793, 33-62933, 333-26685,
                                                                      33-88362

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

                 (11)  Statement of Computation of per share
                       earnings                        Not required to be filed

                 (12)  Statements of Computation of Ratios
                                                       Not required to be filed

                 (13)  Annual Report to security holders                   None

                 (18)  Letter re change in accounting principles           None

                 (19)  Previously unfiled documents                        None

                 (21)  Subsidiaries of the registrant
                                                   Incorporated by reference to
                                                       Part II of Reg 333-26695

                 (22)  Published report regarding matters
                       submitted to vote of security holders               None

                 (23)  Consents of experts and counsel
                            Not required to be filed

                 (24)  Powers of Attorney          Incorporated by reference to
                                                        the Company's Forms S-2
                                                               (Reg. 333-25733)

                 (99)  Additional exhibits                                 None

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 17, 1998.

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION


                           By: /s/Thomas M. Mazzaferro
                              Thomas M. Mazzaferro
                          Executive Vice President and
                             Chief Financial Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 17, 1998.



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

  *Gordon C. Boronow           *Nancy F. Brunetti               *Jan R. Carendi

  *Malcolm M. Campbell         *Lincoln R. Collins     *C. Henrik G. Danckwardt

  *Wade A. Dokken              *Thomas M. Mazzaferro          *Gunnar J. Moberg

  *Anders O. Soderstrom        *Amanda C. Sutyak               *C. Ake Svensson

  *Bayard F. Tracy




                           By: /s/M. Priscilla Pannell
                               -----------------------
                              M. Priscilla Pannell
                               Corporate Secretary


         *Pursuant to Powers of Attorney filed with the Registration Statement.