Form 10-Q
period 1998-03-31
AMERICAN SKANDIA LIFE ASSURANCE CORP/CT
filed 1998-05-15
CIK 881453

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For the Quarterly Period Ended March 31, 1998

             Commission file numbers: 33-62791, 33-62953, 33-88360,
                    33-89676, 33-89678, 33-91400, 333-00995,
            333-02867, 333-24989, 333-25733, 333-25761 and 333-26695.

                   American Skandia Life Assurance Corporation

                    Incorporated in the State of Connecticut

                                   06-1241288
                      (Federal Employer Identification No.)

                               One Corporate Drive
                           Shelton, Connecticut 06484

                         Telephone Number (203) 926-1888




Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes x No __


As of May 14, 1998, there were 25,000 shares of outstanding common stock, par value $80 per share, of the registrant, consisting of 100 shares of voting and 24,900 shares of non-voting common stock, all of which were owned by American Skandia Investment Holding Corporation, a wholly-owned subsidiary of Skandia Insurance Company Ltd., a Swedish corporation.

                   American Skandia Life Assurance Corporation

                                Table of Contents


                                                                           Page
PART I.  FINANCIAL INFORMATION:

    Item 1.  Financial Statements:

             Consolidated Statements of Financial Condition -
                 March 31, 1998 (unaudited)
                 and December 31, 1997                                        3

             Consolidated Statements of Operations (unaudited) -
                 Three months ended March 31, 1998
                 and March 31, 1997                                           4

             Consolidated Statements of Cash Flows (unaudited)
                 Three months ended March 31, 1998
                 and March 31, 1997                                           5

             Notes to Unaudited Consolidated Financial Statements             6


    Item 2.

             Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations - Three months ended
                 March 31, 1998                                              12


PART II.  OTHER INFORMATION:


    Item 4.  Action Taken by Shareholder                                     16

    Item 6.  Exhibits and Reports on Form 8-K                                16

                 Signature                                                   17

                 Exhibit Index                                               19










                                       (2)

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
          (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                        MARCH 31,                   DECEMBER 31,
                                                                           1998                         1997
                                                                    -------------------         ---------------------
                                                                       (unaudited)
ASSETS

Investments:
   Fixed maturities - at amortized cost                           $         9,311,341         $           9,366,671
   Fixed maturities - at fair value                                       125,987,348                   108,323,668
   Investment in mutual funds - at fair value                               6,622,432                     6,710,851
   Policy Loans                                                               855,652                       687,267
                                                                    -------------------         ---------------------

Total investments                                                         142,776,773                   125,088,457

Cash and cash equivalents                                                  62,069,379                    81,974,204
Accrued investment income                                                   2,530,177                     2,441,671
Fixed assets                                                                  380,164                       356,153
Deferred acquisition costs                                                670,726,371                   628,051,995
Reinsurance receivable                                                      1,320,774                     3,120,221
Receivable from affiliates                                                  1,126,289                     1,910,895
Income tax receivable - current                                                     -                     1,047,493
Income tax receivable - deferred                                           26,525,213                    26,174,369
State insurance licenses                                                    4,525,000                     4,562,500
Other assets                                                                4,200,679                     2,524,581
Separate account assets                                                13,958,429,039                12,095,163,569
                                                                    -------------------         ---------------------

                    Total Assets                                  $    14,874,609,858         $      12,972,416,108
                                                                    ===================         =====================

LIABILITIES AND SHAREHOLDER'S EQUITY

LIABILITIES:
Reserve for future contractowner benefits                         $        42,744,881         $          43,204,443
Policy reserves                                                            21,116,000                    24,414,999
Income tax payable                                                            532,172                             -
Drafts outstanding                                                         31,242,537                    19,277,706
Accounts payable and accrued expenses                                      96,171,826                    71,190,019
Payable to affiliates                                                       3,81l,466                       584,283
Future fees payable to parent                                             225,814,585                   233,033,818
Payable to reinsurer                                                       79,880,260                    78,126,227
Short-term borrowing                                                       10,000,000                    10,000,000
Surplus notes                                                             213,000,000                   213,000,000
Separate account liabilities                                           13,958,429,039                12,095,163,569
                                                                    -------------------         ---------------------

                  Total Liabilities                                    14,682,742,766                12,787,995,064
                                                                    -------------------         ---------------------

SHAREHOLDER'S EQUITY:
Common stock, $80 par, 25,000 shares
  authorized, issued and outstanding                                        2,000,000                     2,000,000
Additional paid-in capital                                                152,589,729                   151,527,229
Retained earnings                                                          36,298,148                     30,225,784
Accumulated other comprehensive income                                        979,215                        668,031
                                                                    -------------------         ---------------------

                   Total Shareholder's Equity                             191,867,092                   184,421,044
                                                                    -------------------         ---------------------

                   Total Liabilities and Shareholder's Equity     $    14,874,609,858         $      12,972,416,108
                                                                    ===================         =====================

            See notes to unaudited consolidated financial statements.
                                       (3)

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
          (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                       THREE MONTHS                 THREE MONTHS
                                                                           ENDED                       ENDED
                                                                      MARCH 31, 1998               MARCH 31, 1997
                                                                    --------------------       -----------------------
REVENUES:

Annuity charges and fees                                          $          39,785,695      $            24,368,624
Fee income                                                                   10,687,660                    5,524,257
Net investment income                                                         3,261,541                    1,368,683
Annuity premium income                                                           50,000                      275,000
Net realized capital gains                                                      156,332                       20,604
Other                                                                            69,867                       17,939
                                                                    --------------------       -----------------------

     Total Revenues                                                          54,011,095                   31,575,107
                                                                    --------------------       -----------------------



BENEFITS AND EXPENSES:

Benefits:
  Annuity benefits                                                              366,431                      144,687
  Increase in annuity policy reserves                                           238,191                      783,550
  Cost of minimum death benefit reinsurance                                   1,369,079                      876,078
  Return credited to contractowners                                           1,666,993                   (6,745,574)
                                                                    --------------------       -----------------------

                                                                              3,640,694                   (4,941,259)
                                                                    --------------------       -----------------------

Expenses:
  Underwriting, acquisition and other insurance expenses                     34,254,872                   17,683,466
  Amortization of state insurance licenses                                       37,500                       37,500
  Interest expense                                                            8,831,244                    5,539,574
                                                                    --------------------       -----------------------

                                                                             43,123,616                   23,260,540
                                                                    --------------------       -----------------------

     Total Benefits and Expenses                                             46,764,310                   18,319,281
                                                                    --------------------       -----------------------

Income from operations before income taxes                                    7,246,785                   13,255,826

     Income tax expense                                                       1,174,421                    4,259,851
                                                                    --------------------       -----------------------

Net income                                                        $           6,072,364      $             8,995,975
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



                                       (4)

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
          (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                       THREE MONTHS                THREE MONTHS
                                                                           ENDED                       ENDED
                                                                      MARCH 31, 1998              MARCH 31, 1997
                                                                    --------------------       ----------------------
CASH FLOW FROM OPERATING ACTIVITIES:

  Net income                                                      $          6,072,364       $            8,995,975
  Adjustments to reconcile net income to net cash
     provided by operating activities:
      Increase/(decrease) in policy reserves                                (3,298,999)                   2,469,190
      Amortization of bond discount                                             20,212                       18,153
      Amortization of insurance licenses                                        37,500                       37,500
      Change in receivable from/payable to affiliates                        4,011,789                   52,055,515
      Change in income tax receivable/payable                                1,579,665                    3,514,385
      Increase in other assets                                              (1,700,109)                    (323,105)
      (Increase)/decrease in accrued investment income                         (88,506)                     275,787
      (Increase)/decrease in reinsurance receivable                          1,799,447                   (1,469,249)
      Increase in deferred acquisition costs, net                          (42,674,376)                 (49,515,067)
      Increase in income tax receivable - deferred                            (518,403)                    (228,711)
      Increase/(decrease) in accounts payable and accrued expenses          24,294,733                   (9,233,922)
      Increase in drafts outstanding                                        11,964,831                            -
      Change in foreign currency translation, net                                8,831                       26,822
      Realized gain on sale of investments                                    (156,332)                     (20,604)
                                                                  ----------------------       --------------------

  Net cash provided by operating activities                                  1,352,647                    6,602,669
                                                                    --------------------       ----------------------

CASH FLOW FROM INVESTING ACTIVITIES:

  Purchase of fixed maturity investments                                   (17,736,089)                  (4,886,075)

  Proceeds from sale and maturity of fixed maturity investments                 50,000                      200,000
  Purchase of shares in mutual funds                                        (3,833,340)                  (1,434,810)
  Proceeds from sale of shares in mutual funds                               4,605,530                      178,104
  Increase in policy loans                                                    (168,385)                           -

  Change in investments of separate account assets                        (849,287,100)                (867,715,012)
                                                                    --------------------       ----------------------

  Net cash used in investing activities                                   (866,369,384)                (873,657,793)
                                                                    --------------------       ----------------------

CASH FLOW FROM FINANCING ACTIVITIES:

  Capital contributions from parent                                          1,062,500                      130,000
  Decrease in future fees payable to parent                                 (6,532,159)                  (2,269,749)
  Increase in payable to reinsurer                                           1,754,033                    3,340,628
  Proceeds from annuity sales                                              848,827,538                  866,040,450
                                                                    --------------------       ----------------------

  Net cash provided by financing activities                                845,111,912                  867,241,329
                                                                    --------------------       ----------------------

Net (decrease)/increase in cash and cash equivalents                       (19,904,825)                     186,205
                                                                    --------------------       ----------------------

Cash and cash equivalents at beginning of period                            81,974,204                   14,199,412
                                                                    --------------------       ----------------------

Cash and cash equivalents at end of period                        $         62,069,379       $           14,385,617
                                                                    ====================       ======================

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Income taxes paid                                               $                  -       $               43,000
                                                                    ====================       ======================

  Interest paid                                                   $          3,903,716       $            3,180,309
                                                                    ====================       ======================

            See notes to unaudited consolidated financial statements.
                                       (5)

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
          (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)


              Notes to Unaudited Consolidated Financial Statements

                                 March 31, 1998



1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A.       Basis of Presentation

                  The accompanying unaudited consolidated financial statements of American Skandia Life Assurance Corporation (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto in the Company's audited consolidated financial statements for the year ended December 31, 1997.

                  Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

         B.       New Accounting Pronouncement

                  As of January 1, 1998 the Company adopted Statement of Financial Accounting Standards ("SFAS") 130, "Reporting Comprehensive Income". SFAS 130 sets standards for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's financial position or net income. SFAS 130 requires unrealized gains and losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholder's equity to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.






                                       (6)

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
          (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)


              Notes to Unaudited Consolidated Financial Statements

                                 March 31, 1998



        The components of comprehensive income, net of tax, for the three months ended March 31, 1998 and 1997 were as follows:

                                                      1998             1997
                                                      ----             ----

      Net income                                    $6,072,364      $8,995,975
      Other comprehensive income:
        Unrealized investment gains and
        losses                                         305,444      (1,448,082)
        Foreign currency translation                     5,740         (24,961)
                                                    ----------      -----------

      Other comprehensive income                       311,184      (1,473,043)
                                                    ----------      -----------

      Comprehensive income                          $6,383,548      $7,522,932
                                                    ==========      ==========


      The components of accumulated other comprehensive income, net of tax, as of March 31, 1998 and December 31, 1997 were as follows:

                                                      1998             1997
                                                      ----             ----

      Unrealized investment gains and
        losses                                      $1,259,513      $  954,069
      Foreign currency translation                    (280,298)       (286,038)
                                                    -----------     -----------

      Accumulated other comprehensive
        income                                      $  979,215      $  668,031
                                                    ==========      ===========



2.       FOREIGN ENTITY

         The Company has a 99.9% ownership in Skandia Vida, S.A. de C.V. which is a life insurance company domiciled in Mexico. This Mexican life insurer is a start up company with expectations of selling long term savings products within Mexico. Total shareholder's equity of Skandia Vida, S.A. de C.V. is $1,931,784 as of March 31, 1998.








                                       (7)

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
         (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)


              Notes to Unaudited Consolidated Financial Statements

                                 March 31, 1998



3.       SURPLUS NOTES

         The Company has issued surplus notes to American Skandia Investment Holding Corporation (the "Parent") in exchange for cash. Surplus notes outstanding as of March 31, 1998 were as follows.

                 Issue Date                      Amount         Interest Rate
             -----------------              -------------       -------------
             December 29, 1993              $  20,000,000           6.84%
             February 18, 1994                 10,000,000           7.28%
             March 28, 1994                    10,000,000           7.90%
             September 30, 1994                15,000,000           9.13%
             December 28, 1994                 14,000,000           9.78%
             December 19, 1995                 10,000,000           7.52%
             December 20, 1995                 15,000,000           7.49%
             December 22, 1995                  9,000,000           7.47%
             June 28, 1996                     40,000,000           8.41%
             December 30, 1996                 70,000,000           8.03%
                                               ----------

             Total                           $213,000,000
                                             ============

         Payment of interest and repayment of principal for these notes is subject to certain conditions and requires approval by the Insurance Commissioner of the State of Connecticut.

         Interest accrued at March 31, 1998 amounted to $12,085,593, of which $2,405,472 has been approved for payment.













                                       (8)

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
          (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)


              Notes to Unaudited Consolidated Financial Statements

                                 March 31, 1998


4.       FUTURE FEES PAYABLE TO PARENT

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

                            Closing        Effective          Contract Issue
         Transaction         Date            Date                Period

           1997-1           7/23/97          6/1/97         3/1/96   -  4/30/97
           1997-2          12/30/97         12/1/97         5/1/95   - 12/31/96
           1997-3          12/30/97         12/1/97         5/1/96   - 10/31/97

         In connection with these transactions, the Parent, through a trust, issued collateralized notes in private placements which are secured by the rights to receive future fees and charges purchased from the Company.

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

         The proceeds from the sales have been recorded as liabilities and are being amortized over the remaining surrender charge period of the designated contracts using the interest method. The present value of the transactions (discounted at 7.5%) as of the Effective Date was as follows:

                                                           Present
                     Transaction                            Value

                       1996-1                            $50,221,438
                       1997-1                             58,766,633
                       1997-2                             77,551,736
                       1997-3                             58,193,264

                                       (9)

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
         (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)


              Notes to Unaudited Consolidated Financial Statements

                                 March 31, 1998




         Payments representing fees and charges realized during the period January 1, 1998 through March 31, 1998 in the aggregate amount of $13,722,438, were made by the Company to the Parent. Interest expense of $4,377,388 has been included in the statement of operations.

         Expected payments of future fees payable to Parent are as follows:

                  Year Ending
                  December 31,                             Amount

                      1998                            $  32,418,377
                      1999                               41,845,736
                      2000                               43,500,530
                      2001                               40,738,800
                      2002                               34,533,624
                      2003                               22,835,020
                      2004                                9,490,399
                      2005                                  452,099
                                                      -------------
                     Total                            $ 225,814,585
                                                      =============


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




                                      (10)

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
         (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)


              Notes to Unaudited Consolidated Financial Statements

                                 March 31, 1998


         In addition, the Company reinsures certain mortality risks pertaining to the Guaranteed Minimum Death Benefit feature in the variable annuity products.

         The effect of the reinsurance agreements on the Company's operations was to reduce annuity charges and fee income, death benefit expense, and reserve exposure. The effect of reinsurance is summarized as follows:


         Three Months Ended March 31, 1998

                                                         Increase
                            Annuity                     in Annuity                      Return Credited
                        Charges & Fees                Policy Reserves                  to Contractowners

         Gross              $46,477,922               ($ 1,527,260)                          $1,666,993
         Ceded                6,692,227                    (1,765,451)                                -
                          -------------                  ------------                 -----------------
         Net                $39,785,695                  $    238,191                        $1,666,993
                            ===========                  ============                        ==========


         Three Months Ended March 31, 1997

                            Annuity                Increase in Annuity                  Return Credited
                        Charges & Fees                Policy Reserves                  to Contractowners

         Gross              $29,586,298                  $2,252,799                        ($6,724,793)
         Ceded                5,217,674                   1,469,249                             20,781
                          -------------                 -----------                       ------------
         Net                $24,368,624                 $   783,550                         ($6,745,574)
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

                        Three months ended March 31, 1998



American Skandia Life Assurance Corporation (the Company) is a stock insurance company domiciled in Connecticut with licenses in all 50 states. It is a wholly-owned subsidiary of American Skandia Investment Holding Corporation, whose ultimate parent is Skandia Insurance Company Ltd., a Swedish company.

The Company is in the business of issuing annuity policies, and has been so since its business inception in 1988. The Company currently offers the following annuity products: a) certain deferred annuities that are registered with the Securities and Exchange Commission, including variable annuities and fixed interest rate annuities that include a market value adjustment feature; b) certain other fixed deferred annuities that are not registered with the Securities and Exchange Commission; c) certain group variable annuities that are not registered with the Securities and Exchange Commission that serve as funding vehicles for various types of qualified pension and profit sharing plans and d) fixed and adjustable immediate annuities. In addition, in April 1998, the Company began offering a term life insurance product.

The Company markets its products to broker-dealers and financial planners through an internal field marketing staff. In addition, the Company markets through and in conjunction with financial institutions such as banks that are permitted directly, or through affiliates, to sell annuities.



                              Results of Operations

The Company's long term business plan was developed reflecting the current sales and marketing approach. The sales volume for the three months ended March 31, 1998 and 1997 was $848.8 million and $866.0 million, respectively, a decrease of 2%. This decrease, driven by below expectation sales levels in January and
February, partially offset by a strong March, is attributed to concern in the marketplace early in 1998 over the Clinton administration's proposed budget package and certain negative press regarding variable annuity products overall. Assets grew $1,902.2 million or 15% since December 31, 1997. This increase is a direct result of the strong performance of the stock markets over the first quarter of 1998, which has contributed to the growth in separate account assets, combined with increases in separate account assets and deferred acquisition costs over the same period due to sales volume. Liabilities grew $1,894.7 million or 15% since December 31, 1997 as a result of the additional reserves required for the market and sales-related growth of separate account assets, an increase in drafts outstanding, and an increase in the amounts payable to affiliates and reinsurers in support of the acquisition costs of the Company's variable annuity business.


                                      (12)

The Company experienced a net gain of $6.1 million after tax for the current period compared with $9.0 million for the same period last year, a result which is below expectation. This gain is a result of the strong, but below expectation, sales activity for the three months ended March 31, 1998, and an increased asset base, which generates additional fee revenue, partially offset by expense levels above those expected for the level of sales activity.

Revenues:

Strong market performance and strong annuity sales volume results in greater assets under management. Growth in assets under management has resulted in a 63% increase in annuity charges and fees for the three month period ended March 31, 1998. This is compared to an increase of 81% for the three month period ended March 31, 1997.

Fee income includes income earned for transfer agency type activities. This income increased 93% for the three month period ended March 31, 1998 compared to an increase of 75% for the three month period ended March 31, 1997. These increases are driven by the continued growth in assets under management.

Net investment income increased 138% for the three month period ended March 31, 1998, compared to an increase of 201% for the three month period ended March 31, 1997. These increases are the result of increased general account investment holdings for the periods.

Annuity premium income represents sales of immediate annuities with life contingencies.

Benefits:

Annuity benefits represent payments on annuity contracts with mortality risks, immediate annuities with life contingencies and supplementary contracts with life contingencies.

The increase  (decrease) in annuity  policy  reserves  represents  the change in reserves for immediate annuities with life contingencies, supplementary contracts with life contingencies and the guaranteed minimum death benefit on variable annuities. In September 1995, the Company entered into an agreement to reinsure the guaranteed minimum death benefit exposure on most of its variable annuity contracts. In September 1997, this reinsurance was extended to cover certain new variable annuity products introduced over the last twelve months. For the periods ended March 31, 1998 and 1997, the change in the guaranteed minimum death benefit reserve exceeded the costs associated with reinsuring the guaranteed minimum death benefit reserve by approximately $0.4 million and $0.6 million, respectively.





                                      (13)

Return credited to contractowners represents revenues on variable and market value adjusted annuities offset by benefit payments and change in reserves required on this business. Also included are benefit payments and change in reserves on immediate annuities and supplemental contracts without significant mortality risks. The $1.7 million expense for the current period reflects a lower than expected separate account investment return on the market value adjusted contracts in support of the benefits and required reserves, along with a $1.9 million timing difference (loss) related to March 31, 1998 bond market fluctuations which will reverse in the second quarter. While the assets relating to the market value adjusted contracts reflect the market interest rate fluctuations which occurred on March 31, 1998, the related liabilities are based on the interest rates set for new contracts which are generally set based on prior day interest rates. During the first week of April 1998, interest rates were established for the new contracts, thereby bringing the liabilities relating to the market value adjusted contracts in line with the related assets. The result for the same period in 1997, a $6.7 million gain, reflects higher than expected separate account investment return along with the reversal of the effect of December 31, 1996 bond market fluctuations which had adversely impacted 1996 results by $1.8 million.

Expenses:

Underwriting, acquisition and other insurance expenses consists of $44.7 million of commissions and $30.4 million of general expenses offset by the net capitalization of deferred acquisition costs totaling $40.8 million. This compares to $42.9 million of commissions and $21.2 million of general expenses offset by the net capitalization of deferred acquisition costs totaling $46.4 million for the same period last year.

Interest expense increased 59% over the same period last year as a result of the July and December 1997 sales of future fee revenue, which collectively raised $194.5 million in addition to the $50.2 million raised in 1996. Interest expense on these transactions totalled $4.4 million and $1.1 million for the periods ended March 31, 1998 and 1997, respectively.

Income tax expense was $1.2 million for the period ended March 31, 1998, compared with $4.3 million for the same period last year. The effective Federal income tax rates for the periods were 16% and 32% respectively. The effective rates are lower than the Federal statutory income tax rate due to permanent differences. Management believes that based on the taxable income produced in 1997 and the first three months of 1998 as well as the continued growth in annuity products, the Company will produce sufficient taxable income in the future to realize its deferred tax assets.







                                      (14)

                         Liquidity and Capital Resources

The first quarter 1998 liquidity requirement of the Company was met by cash from insurance operations, investment activities, cash flow from the December 30, 1997 sale of future fee revenue and reinsurance. The Company's first quarter 1998 sales volume of $848.8 million was made up of approximately 97% variable annuities, most of which carry a contingent deferred sales charge. This type of product causes a temporary cash strain in that 100% of the proceeds are invested in separate accounts supporting the product leaving a cash (but not capital) strain caused by the acquisition costs for the new business. This cash strain required the Company to look beyond the insurance operations and investments of the Company. To this end, the Company extended its reinsurance agreements, modified coinsurance arrangements where the reinsurer shares in the experience of a specific book of business. The income and expense items presented above are net of reinsurance.

In addition, since December 1996, the Company has entered into a series of transactions in which the rights to receive future fees and charges expected to be realized on the variable portion of a designated block of deferred annuity contracts through their surrender charge period have been sold to the Parent. These transactions, designed as another means of financing growth, are discussed in more detail at Note 4 of the Notes to Unaudited Consolidated Financial Statements.

While the tremendous growth of this young organization has depended on capital support from its parent, the Company expects to use borrowing, reinsurance and the sale of future fee revenues to fund the cash strain anticipated from the acquisition costs on expected future sales volume.

As of March 31, 1998 and December 31, 1997, shareholder's equity was $191.9 million and $184.4 million, respectively, which includes the carrying value of the state insurance licenses in the amount of $4.5 million and $4.6 million respectively.

The Company has long term surplus notes and short term borrowing with its parent. No dividends have been paid to its parent company.

















                                      (15)

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










































                                      (16)

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              American Skandia Life
                              Assurance Corporation
                                  (Registrant)


                           by: /s/Thomas M. Mazzaferro
                           ---------------------------
                              Thomas M. Mazzaferro
                          Executive Vice President and
                             Chief Financial Officer



May 14, 1998

































                                      (17)

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





















                                      (18)