Form 10-Q
period 1998-06-30
AMERICAN SKANDIA LIFE ASSURANCE CORP/CT
filed 1998-08-06
CIK 881453

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For the Quarterly Period Ended June 30, 1998

             Commission file numbers: 33-62791, 33-62953, 33-88360,
                    33-89676, 33-89678, 33-91400, 333-00995,
                   333-02867, 333-24989, 333-25733, 333-25761,
                            333-26695 and 333-38119.

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


As of August 5, 1998, there were 25,000 shares of outstanding common stock, par value $80 per share, of the registrant, consisting of 100 shares of voting and 24,900 shares of non-voting common stock, all of which were owned by American Skandia Investment Holding Corporation, a wholly-owned subsidiary of Skandia Insurance Company Ltd., a Swedish corporation.

                   American Skandia Life Assurance Corporation

                                Table of Contents


                                                                           Page
PART I.  FINANCIAL INFORMATION:

    Item 1.  Financial Statements:

                  Consolidated Statements of Financial Condition -
                      June 30, 1998 (unaudited)
                      and December 31, 1997                                   3

                  Consolidated Statements of Operations (unaudited) -
                      Six months ended June 30, 1998
                      and June 30, 1997                                       4

                  Consolidated Statements of Operations (unaudited) -
                      Three months ended June 30, 1998
                      and June 30, 1997                                       5

                  Consolidated  Statements of Cash Flows  (unaudited) -
                      Six months ended June 30, 1998
                      and June 30, 1997                                       6

                  Notes to Unaudited Consolidated Financial Statements        7


    Item 2.

                  Management's Discussion and Analysis
                      of Financial Condition and Results of
                      Operations - Six months ended
                      June 30, 1998                                          13


PART II.  OTHER INFORMATION:


    Item 4.  Action Taken by Shareholder                                     17

    Item 6.  Exhibits and Reports on Form 8-K                                17

                  Signature                                                  18

                  Exhibit Index                                              20






                                       (2)

                  AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
          (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                         JUNE 30,                   DECEMBER 31,
                                                                           1998                         1997
                                                                    -------------------         ---------------------
                                                                       (unaudited)
ASSETS
------
Investments:
   Fixed maturities - at amortized cost                           $         9,304,512         $           9,366,671
   Fixed maturities - at fair value                                       127,158,997                   108,323,668
   Investment in mutual funds - at fair value                               7,815,717                     6,710,851
   Policy loans                                                               564,871                       687,267
                                                                    -------------------         ---------------------

Total investments                                                         144,844,097                   125,088,457

Cash and cash equivalents                                                  84,261,811                    81,974,204
Accrued investment income                                                   2,716,384                     2,441,671
Fixed assets                                                                  371,703                       356,153
Deferred acquisition costs                                                718,098,460                   628,051,995
Reinsurance receivable                                                      2,201,743                     3,120,221
Receivable from affiliates                                                  1,701,761                     1,910,895
Income tax receivable - current                                                     -                     1,047,493
Income tax receivable - deferred                                           31,315,162                    26,174,369
State insurance licenses                                                    4,487,500                     4,562,500
Other assets                                                                3,041,389                     2,524,581
Separate account assets                                                15,116,451,311                12,095,163,569
                                                                    -------------------         ---------------------

                    Total Assets                                  $    16,109,491,321         $      12,972,416,108
                                                                    ===================         =====================

LIABILITIES AND SHAREHOLDER'S EQUITY
------------------------------------
LIABILITIES:
Reserve for future contractowner benefits                         $        38,739,923         $          43,204,443
Policy reserves                                                            23,685,548                    24,414,999
Income tax payable                                                          5,698,172                             -
Drafts outstanding                                                         23,946,635                    19,277,706
Accounts payable and accrued expenses                                     103,988,639                    71,190,019
Payable to affiliates                                                       4,565,964                       584,283
Future fees payable to parent                                             280,541,047                   233,033,818
Payable to reinsurer                                                       82,249,143                    78,126,227
Short-term borrowing                                                       10,000,000                    10,000,000
Surplus notes                                                             213,000,000                   213,000,000
Separate account liabilities                                           15,116,451,311                12,095,163,569
                                                                    -------------------         ---------------------

                  Total Liabilities                                    15,902,866,382                12,787,995,064
                                                                    -------------------         ---------------------

SHAREHOLDER'S EQUITY:
Common stock, $80 par, 25,000 shares
  authorized, issued and outstanding                                        2,000,000                     2,000,000
Additional paid-in capital                                                152,589,729                   151,527,229
Retained earnings                                                          50,272,988                    30,225,784
Accumulated other comprehensive income                                      1,762,222                       668,031
                                                                    -------------------         ---------------------

                   Total Shareholder's Equity                             206,624,939                   184,421,044
                                                                    -------------------         ---------------------

                   Total Liabilities and Shareholder's Equity     $    16,109,491,321         $      12,972,416,108
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



                                       (3)

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
          (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                          SIX MONTHS                   SIX MONTHS
                                                                            ENDED                         ENDED
                                                                        JUNE 30, 1998                 JUNE 30, 1997
                                                                    ----------------------       -----------------------
REVENUES:
--------
Annuity charges and fees                                         $            85,083,022       $            51,831,675
Fee income                                                                    23,227,627                    11,763,639
Net investment income                                                          5,671,499                     3,995,459
Annuity premium income                                                            80,801                       580,000
Net realized capital gains                                                       169,661                        64,064
Other                                                                            147,790                        66,055
                                                                   -----------------------       -----------------------

     Total Revenues                                                          114,380,400                    68,300,892
                                                                   -----------------------       -----------------------



BENEFITS AND EXPENSES:
---------------------
Benefits:
  Annuity benefits                                                               559,007                     1,215,611
  Increase in annuity policy reserves                                            403,031                     1,174,149
  Cost of minimum death benefit reinsurance                                    2,674,309                     1,811,373
  Return credited to contractowners                                           (7,015,742)                   (4,715,974)
                                                                   -----------------------       -----------------------

                                                                              (3,379,395)                     (514,841)
                                                                   -----------------------       -----------------------

Expenses:
  Underwriting, acquisition and other insurance expenses                      73,491,526                    38,182,529
  Amortization of state insurance licenses                                        75,000                        75,000
  Interest expense                                                            18,797,211                    11,041,931
                                                                   -----------------------       -----------------------

                                                                              92,363,737                    49,299,460
                                                                   -----------------------       -----------------------

     Total Benefits and Expenses                                              88,984,342                    48,784,619
                                                                   -----------------------       -----------------------

Income from operations before income taxes                                    25,396,058                    19,516,273

     Income tax expense                                                        5,348,854                     6,873,511
                                                                   -----------------------       -----------------------

Net income                                                       $            20,047,204       $            12,642,762
                                                                   =======================       =======================

            See notes to unaudited consolidated financial statements.



                                       (4)

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
          (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                         THREE MONTHS                 THREE MONTHS
                                                                            ENDED                         ENDED
                                                                        JUNE 30, 1998                 JUNE 30, 1997
                                                                    ----------------------       -----------------------
REVENUES:
--------
Annuity charges and fees                                         $            45,297,327       $             27,463,051
Fee income                                                                    12,539,967                      6,239,382
Net investment income                                                          2,409,958                      2,626,776
Annuity premium income                                                            30,801                        305,000
Net realized capital gains                                                        13,329                         43,460
Other                                                                             77,923                         48,116
                                                                   -----------------------       -----------------------

     Total Revenues                                                           60,369,305                     36,725,785
                                                                   -----------------------       -----------------------



BENEFITS AND EXPENSES:
---------------------
Benefits:
  Annuity benefits                                                               192,576                      1,070,924
  Increase in annuity policy reserves                                            164,840                        390,599
  Cost of minimum death benefit reinsurance                                    1,305,230                        935,295
  Return credited to contractowners                                           (8,682,735)                     2,029,600
                                                                   -----------------------       -----------------------

                                                                              (7,020,089)                     4,426,418
                                                                   -----------------------       -----------------------

Expenses:
  Underwriting, acquisition and other insurance expenses                      39,236,654                     20,499,063
  Amortization of state insurance licenses                                        37,500                         37,500
  Interest expense                                                             9,965,967                      5,502,357
                                                                   -----------------------       -----------------------

                                                                              49,240,121                     26,038,920
                                                                   -----------------------       -----------------------

     Total Benefits and Expenses                                              42,220,032                     30,465,338
                                                                   -----------------------       -----------------------

Income from operations before income taxes                                    18,149,273                      6,260,447

     Income tax expense                                                        4,174,433                      2,613,660
                                                                   -----------------------       -----------------------

Net income                                                       $            13,974,840       $              3,646,787
                                                                   =======================       =======================

            See notes to unaudited consolidated financial statements.



                                       (5)

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
          (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                        SIX MONTHS                  SIX MONTHS
                                                                           ENDED                       ENDED
                                                                       JUNE 30, 1998               JUNE 30, 1997
                                                                    --------------------       ----------------------
CASH FLOW FROM OPERATING ACTIVITIES:

  Net income                                                      $         20,047,204       $           12,642,762
  Adjustments to reconcile net income to net cash
     Provided by operating activities:
      Increase in policy reserves                                              729,451                      378,127
      Amortization of bond discount                                             46,729                       50,648
      Amortization of insurance licenses                                        75,000                       75,000
      Change in receivable from/payable to affiliates                        4,190,816                   87,755,905
      Change in income tax receivable/payable                                6,745,665                      309,562
      Increase in other assets                                                (532,356)                    (741,248)
      (Increase) in accrued investment income                                 (274,713)                    (305,034)
      (Increase)/decrease in reinsurance receivable                           (918,478)                     848,260
      Increase in deferred acquisition costs, net                          (90,046,465)                 (99,038,639)
      Increase in income tax receivable - deferred                          (5,140,793)                  (3,633,497)
      Increase in accounts payable and accrued expenses                     32,798,620                    12,847,202
      Increase in drafts outstanding                                         4,668,929                            -
      Change in foreign currency translation, net                               46,499                      163,512
      Realized gain on sale of investments                                    (169,661)                     (64,064)
                                                                    --------------------       --------------------

  Net cash provided by operating activities                                (27,733,553)                  11,288,496
                                                                    --------------------       ----------------------

CASH FLOW FROM INVESTING ACTIVITIES:

  Purchase of fixed maturity investments                                   (17,684,369)                           -

  Proceeds from sale and maturity of fixed maturity investments                 50,000                      200,000
  Purchase of shares in mutual funds                                        (5,083,541)                  (3,369,679)
  Proceeds from sale of shares in mutual funds                               4,769,431                    1,106,387
  Increase/(decrease) in policy loans                                         (122,396)                      29,380

  Change in investments of separate account assets                      (1,927,357,712)              (1,733,356,331)
                                                                    --------------------       ----------------------

  Net cash used in investing activities                                 (1,945,428,587)              (1,735,390,243)
                                                                    --------------------       ----------------------

CASH FLOW FROM FINANCING ACTIVITIES:

  Capital contributions from parent                                          1,062,500                      805,000
  Increase (decrease) in future fees payable to parent                      47,507,229                   (2,283,457)
  Increase in payable to reinsurer                                           4,122,916                    6,221,399
  Proceeds from annuity sales                                            1,922,757,102                1,737,165,984
                                                                    --------------------       ----------------------

  Net cash provided by financing activities                              1,975,449,747                1,741,908,926
                                                                    --------------------       ----------------------

Net (decrease)/increase in cash and cash equivalents                        (2,287,607)                  17,807,179
                                                                    --------------------       ----------------------

Cash and cash equivalents at beginning of period                            81,974,204                   14,199,412
                                                                    --------------------       ----------------------

Cash and cash equivalents at end of period                        $         84,261,811       $           32,006,591
                                                                    ====================       ======================

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Income taxes paid                                               $          1,619,665       $           10,197,446
                                                                    ====================       ======================

  Interest paid                                                   $          6,309,188       $            4,501,751
                                                                    ====================       ======================

            See notes to unaudited consolidated financia statements.

                                       (6)

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
          (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)


              Notes to Unaudited Consolidated Financial Statements

                                  June 30, 1998



1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A.       Basis of Presentation
                  ---------------------

                  The accompanying unaudited consolidated financial statements of American Skandia Life Assurance Corporation (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto in the Company's audited consolidated financial statements for the year ended December 31, 1997.

                  Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

         B.       New Accounting Pronouncement
                  ----------------------------

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






                                       (7)

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
          (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)


              Notes to Unaudited Consolidated Financial Statements

                                  June 30, 1998




The components of comprehensive income, net of tax, for the six months ended June 30, 1998 and 1997 were as follows:


                                                                        1998                       1997
                                                                        ----                       ----

            Net income                                            $20,047,204                     $12,642,762
            Other comprehensive income:
               Unrealized investment gains and
                  losses                                            1,140,690                        (400,716)
               Foreign currency translation                           (46,499)                        106,283
                                                              -----------------             -------------------

            Other comprehensive income                              1,094,191                        (294,433)
                                                             ------------------             -------------------

            Comprehensive income                                  $21,141,395                     $12,348,329
                                                             ==================             ===================


         The components of accumulated other comprehensive income, net of tax, as of June 30, 1998 and December 31, 1997 were as follows:

                                                                        1998                       1997
                                                                        ----                       ----

            Unrealized investment gains and
               losses                                             $  2,094,759                $    954,069
            Foreign currency translation                              (332,537)                   (286,038)
                                                                  ------------------        -------------------

            Accumulated other comprehensive
               income                                             $  1,762,222                 $   668,031
                                                                  ==================        ===================



2.       FOREIGN ENTITY

         The Company has a 99.9% ownership in Skandia Vida, S.A. de C.V. which is a life insurance company domiciled in Mexico. This Mexican life insurer is a start up company with expectations of selling long term savings products within Mexico. Total shareholder's equity of Skandia Vida, S.A. de C.V. is $1,313,872 as of June 30, 1998.







                                      (8)

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
          (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)


              Notes to Unaudited Consolidated Financial Statements

                                  June 30, 1998



3.       SURPLUS NOTES

         The Company has issued surplus notes to American Skandia Investment Holding Corporation (the "Parent") in exchange for cash. Surplus notes outstanding as of June 30, 1998 were as follows.

                 Issue Date                            Amount            Interest Rate
             -----------------                    -------------          -------------
             December 29, 1993                    $  20,000,000              6.84%
             February 18, 1994                       10,000,000              7.28%
             March 28, 1994                          10,000,000              7.90%
             September 30, 1994                      15,000,000              9.13%
             December 28, 1994                       14,000,000              9.78%
             December 19, 1995                       10,000,000              7.52%
             December 20, 1995                       15,000,000              7.49%
             December 22, 1995                        9,000,000              7.47%
             June 28, 1996                           40,000,000              8.41%
             December 30, 1996                       70,000,000              8.03%
                                                  -------------

             Total                                $ 213,000,000
                                                  =============

         Payment of interest and repayment of principal for these notes is subject to certain conditions and requires approval by the Insurance Commissioner of the State of Connecticut.

         Interest accrued at June 30, 1998 amounted to $14,017,156, of which $0 has been approved for payment.













                                       (9)

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
          (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)


              Notes to Unaudited Consolidated Financial Statements

                                  June 30, 1998


4.       FUTURE FEES PAYABLE TO PARENT

         On December 17, 1996, the Company sold to its Parent, effective September 1, 1996, certain rights to receive future fees and charges expected to be realized on the variable portion of a designated block of deferred annuity contracts issued during the period from January 1, 1994 through June 30, 1996 (Transaction 1996-1). In addition, the Company entered into the following similar transactions during 1997 and 1998:

                                   Closing           Effective             Contract Issue
               Transaction           Date              Date                    Period
               -----------         -------           ---------            -----------------

                 1997-1            7/23/97            6/1/97              3/1/96 -  4/30/97
                 1997-2           12/30/97           12/1/97              5/1/95 - 12/31/96
                 1997-3           12/30/97           12/1/97              5/1/96 - 10/31/97
                 1998-1            6/30/98            6/1/98              1/1/97 -  5/31/98

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

         The proceeds from the sales have been recorded as liabilities and are being amortized over the remaining surrender charge period of the designated contracts using the interest method. The present value of the transactions (discounted at 7.5%) as of the Effective Date was as follows:

                                                      Present Value as
                       Transaction                   of Effective Date
                       -----------                   -----------------

                         1996-1                         $50,221,438
                         1997-1                          58,766,633
                         1997-2                          77,551,736
                         1997-3                          58,193,264
                         1998-1                          61,179,515

                                      (10)

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
          (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)


              Notes to Unaudited Consolidated Financial Statements

                                  June 30, 1998




         Payments representing fees and charges realized during the period January 1, 1998 through June 30, 1998 in the aggregate amount of $29,878,911 were made by the Company to the Parent. Interest expense of $9,845,684 has been included in the statement of operations.

         Expected payments of future fees payable to Parent are as follows:

                       Year Ending
                       December 31,                             Amount
                       ------------                        -------------

                          1998                             $  24,201,836
                          1999                                50,650,014
                          2000                                53,268,405
                          2001                                51,455,229
                          2002                                46,202,361
                          2003                                35,378,622
                          2004                                18,020,843
                          2005                                 1,363,737
                                                          ---------------
                          Total                             $280,541,047
                                                          ===============


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

                                  June 30, 1998


         In addition, the Company reinsures certain mortality risks pertaining to the Guaranteed Minimum Death Benefit feature in the variable annuity products.

         The effect of the reinsurance agreements on the Company's operations was to reduce annuity charges and fee income, death benefit expense, and reserve exposure. The effect of reinsurance is summarized as follows:


         Six Months Ended June 30, 1998

                                             Increase
                            Annuity         in Annuity       Return Credited
                        Charges & Fees   Policy Reserves    to Contractowners
                        --------------   ---------------    -----------------

         Gross           $99,230,092       $1,287,513          ($7,015,742)
         Ceded            14,147,070          884,482                    -
                         -----------       ----------          ------------
         Net             $85,083,022       $  403,031          ($7,015,742)
                         ===========       ==========          ============


         Six Months Ended June 30, 1997
                                            Increase
                           Annuity         in Annuity        Return Credited
                        Charges & Fees   Policy Reserves    to Contractowners
                        --------------   ---------------    -----------------

         Gross          $62,467,438        $   325,889         ($4,736,755)
         Ceded           10,635,763           (848,260)            (20,781)
                        -----------        ------------        ------------
         Net            $51,831,675        $ 1,174,149         ($4,715,974)
                        ===========        ============        ============

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

                         Six months ended June 30, 1998


American Skandia Life Assurance Corporation (the Company) is a stock insurance company domiciled in Connecticut with licenses in all 50 states. It is a wholly-owned subsidiary of American Skandia Investment Holding Corporation, whose ultimate parent is Skandia Insurance Company Ltd., a Swedish company.

The Company mainly is in the business of issuing annuity policies, and has been so since its business inception in 1988. The Company currently offers the following annuity products: a) certain deferred annuities that are registered with the Securities and Exchange Commission, including variable annuities and fixed interest rate annuities that include a market value adjustment feature; b) certain other fixed deferred annuities that are not registered with the Securities and Exchange Commission; c) non-registered group variable annuities designed as funding vehicles for certain qualified retirement plans; and d) fixed and adjustable immediate annuities.

In April, the Company began offering a term life insurance product in support of an affiliate's mutual fund products. In May, the Company launched its first variable life insurance product. Before year end, the Company expects to release its second variable life insurance product. Consistent sales activity is not anticipated until more state approvals are secured and the launch of the second variable life insurance product is completed.

The Company markets its products through an internal field marketing staff to broker-dealers, financial planners and in conjunction with financial institutions such as banks that are permitted directly, or through affiliates, to sell annuities.



                              Results of Operations
                              ---------------------

The Company's long term business plan was developed reflecting the current sales and marketing approach. The sales volume for the six month periods ended June 30, 1998 and 1997 was $1,923 million and $1,737 million, respectively, an increase of 11%. This increase is a direct result of the marketing efforts by the Company coupled with an overall increase in the variable annuity marketplace, particularly during the second quarter. Assets grew $3,132 million or 24% since December 31, 1997. This increase is a direct result of the sales volume increasing separate account assets and deferred acquisition costs combined with the strong performance of the stock market over the same period, which also has contributed to the growth in separate account assets. Liabilities grew $3,117 million or 24% since December 31, 1997 as a result of the reserves required for the increased sales activity and market growth of separate account assets as well as an increase in borrowings and reinsurance to support the acquisition costs of the Company's variable annuity business.



                                      (13)

The Company experienced a net gain of $20 million after tax for the current period which was $7.4 million greater than the same period last year. This gain is a result of the strong sales activity for the six months ended June 30, 1998, expense levels consistent with sales activity with the exception of development activities and an increased asset base, which generates additional fee revenue.

Revenues:

Increasing annuity sales volume results in greater assets under management. Growth in assets under management has resulted in a 64% increase in annuity charges & fees for the six month period ended June 30, 1998. This is compared to an increase of 73% for the six month period ended June 30, 1997.

Fee income includes income earned for transfer agency type activities. This income increased 97% for the six month period ended June 30, 1998 compared to an increase of 67% for the six month period ended June 30, 1997. These increases are driven by the continued increase in assets under management.

Net investment income increased 42% for the six month period ended June 30, 1998. This is compared to an increase of 441% for the six month period ended June 30, 1997. These increases are a result of increased general account investment holdings for the periods.

Annuity premium income represents sales of immediate annuities with life contingencies.

Benefits:

Annuity benefits represent payments on annuity contracts with mortality risks, immediate annuities with life contingencies and supplementary contracts with life contingencies.

The increase in annuity policy reserves represents the change in reserves for immediate annuities with life contingencies, supplementary contracts with life contingencies and the guaranteed minimum death benefit on variable annuities. In September 1995, the Company entered into an agreement to reinsure the guaranteed minimum death benefit exposure on most of its variable annuity contracts. For the periods ended June 30, 1998 and 1997, the costs associated with reinsuring the minimum death benefit reserve exceeded the change in the minimum death benefit reserve by approximately $1.6 million and $0.5 million, respectively.

Return credited to contractowners represents revenues on variable and market value adjusted annuities offset by benefit payments and change in reserves required on this business. Also included are benefit payments and change in reserves on immediate annuities and supplemental contracts without significant mortality risks. The result for the current period reflects a higher than expected separate account investment return on the market value adjusted contracts in support of the benefits and required reserves. The positive performance is consistent with the performance during the six months ended June 30, 1997.

                                      (14)

Expenses:

Underwriting, acquisition and other insurance expenses consists of $101.5 million of commissions and $58.2 million of general expenses offset by the net capitalization of deferred acquisition costs totaling $86.2 million. This compares to $87.4 million of commissions and $44.1 million of general expenses offset by the net capitalization of deferred acquisition costs totaling $93.3 million for the same period last year.

Interest expense increased 70% over the same period last year as a result of the securitization (future fees payable to Parent) transactions during 1997. This compares to an increase in interest expense of 146% for the six months ended June 30, 1998, which was the result of the 1997 increase in surplus notes of $110 million.

Income tax expense was $5.3 million for the period ended June 30, 1998, compared with $6.9 million for the same period last year. The effective federal income tax rates for the periods were 21% and 35% respectively. The effective rate was lower than the federal statutory income tax rate due to permanent differences. Management believes that based on the taxable income produced in 1997 and the first half of 1998 as well as the continued growth in annuity products, the Company will produce sufficient taxable income in the future to realize its deferred tax assets.


                         Liquidity and Capital Resources
                         -------------------------------

The liquidity requirement of the Company was met by cash from insurance operations, investment activities, cash flow from the December 30, 1997 and June 30, 1998 sales of future fee revenue, and reinsurance.

The Company had significant growth during the six month period in 1998. The sales volume of $1,923 million was made up of approximately 97% variable annuities, most of which carry a contingent deferred sales charge. This type of product causes a temporary cash strain in that 100% of the proceeds are invested in separate accounts supporting the product leaving a cash (but not capital) strain caused by the acquisition costs for the new business. This cash strain required the Company to look beyond the insurance operations and investments of the Company. To this end, the Company extended its reinsurance agreements (initiated in 1993, 1994 and 1995). The reinsurance agreements are modified coinsurance arrangements where the reinsurer shares in the experience of a specific book of business. The income and expense items presented above are net of reinsurance.

In addition, since December 1996, the Company has entered into a series of transactions in which the rights to receive future fees and charges expected to be realized on the variable portion of a designated block of deferred annuity contracts through their surrender charge period have been sold to the Parent. These transactions, designated as another means of financing growth, are discussed in more detail at Note 4 of the Notes to Unaudited Consolidated Financial Statements.


                                      (15)

While the tremendous growth of this young organization has depended on capital support from its parent, the Company expects to use borrowing, reinsurance and the sale of future fee revenues to fund the cash strain anticipated from the acquisition costs on expected future sales volume.

As of June 30, 1998 and December 31, 1997, shareholder's equity was $206.6 million and $184.4 million, respectively, which includes the carrying value of the state insurance licenses in the amount of $4.5 million and $4.6 million respectively.

The Company has long term surplus notes and short term borrowing with its parent. No dividends have been paid to its parent company.


                              Year 2000 Compliance
                              --------------------

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


                   American Skandia Life Assurance Corporation
                                  (Registrant)


                            by s/Thomas M. Mazzaferro
                               ----------------------
                                 Thomas M. Mazzaferro
                                 Executive Vice President and
                                 Chief Financial Officer



August 6, 1998

































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





August 6, 1998































                                      (19)

                                  EXHIBIT INDEX




      Exhibit
      Number                  Description                             Location
      -------                 -----------                             --------

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