Form 10-Q
period 1998-09-30
AMERICAN SKANDIA LIFE ASSURANCE CORP/CT
filed 1998-11-13
CIK 881453

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549



                                    FORM 10-Q



                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                For the Quarterly Period Ended September 30, 1998

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


As of November 6, 1998, there were 25,000 shares of outstanding common stock, par value $80 per share, of the registrant, consisting of 100 shares of voting and 24,900 shares of non-voting common stock, all of which were owned by American Skandia Investment Holding Corporation, a wholly-owned subsidiary of Skandia Insurance Company Ltd., a Swedish corporation.

                   American Skandia Life Assurance Corporation

                                Table of Contents


                                                                         Page
PART I.  FINANCIAL INFORMATION:

    Item 1.  Financial Statements:
             Consolidated Statements of Financial Condition -
                 September 30, 1998 (unaudited)
                 and December 31, 1997                                      3

             Consolidated Statements of Operations (unaudited) -
                 Nine months ended September 30, 1998
                 and September 30, 1997                                     4

             Consolidated Statements of Operations (unaudited) -
                 Three months ended September 30, 1998
                 and September 30, 1997                                     5

             Consolidated  Statements of  Shareholder's
                 Equity Nine months ended September 30, 1998 (unaudited)
                 and year ended December 31, 1997                           6

             Consolidated  Statements of Cash Flows (unaudited)
                 Nine months ended September 30, 1998
                 and September 30, 1997                                     7

             Notes to Unaudited Consolidated Financial Statements           8


    Item 2.

             Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations - Nine months ended
                 September 30, 1998                                        15


PART II.  OTHER INFORMATION:


    Item 4.  Action Taken by Shareholder                                   20

    Item 6.  Exhibits and Reports on Form 8-K                              20

                 Signature                                                 21

                 Exhibit Index                                             23

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
          (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                       SEPTEMBER 30,                DECEMBER 31,
                                                                           1998                         1997
                                                                     ------------------         ---------------------
                                                                        (unaudited)
ASSETS
------
Investments:
   Fixed maturities - at amortized cost                            $        8,296,514         $           9,366,671
   Fixed maturities - at fair value                                       132,385,354                   108,323,668
   Investment in mutual funds - at fair value                               6,872,319                     6,710,851
   Policy loans                                                               557,433                       687,267
                                                                     ------------------         ---------------------

Total investments                                                         148,111,620                   125,088,457

Cash and cash equivalents                                                  22,687,636                    81,974,204
Accrued investment income                                                   2,296,345                     2,441,671
Fixed assets                                                                  310,742                       356,153
Deferred acquisition costs                                                692,244,653                   546,703,051
Reinsurance receivable                                                     12,125,256                     6,342,938
Receivable from affiliates                                                  1,379,884                     1,910,895
Income tax receivable - current                                            10,191,421                     1,047,493
Income tax receivable - deferred                                           22,449,368                    26,174,369
State insurance licenses                                                    4,450,000                     4,562,500
Other assets                                                                2,807,528                     2,524,581
Separate account assets                                                14,698,628,982                12,095,163,569
                                                                     ------------------         ---------------------

                    Total Assets                                   $   15,617,683,435         $       12,894,289,881
                                                                     ==================         =====================

LIABILITIES AND SHAREHOLDER'S EQUITY
------------------------------------
LIABILITIES:
Reserve for future contractowner benefits                          $       39,363,630         $          43,204,443
Policy reserves                                                            31,607,153                    24,414,999
Drafts outstanding                                                         19,767,193                    19,277,706
Accounts payable and accrued expenses                                      86,062,118                    71,190,019
Payable to affiliates                                                      20,121,151                       584,283
Future fees payable to parent                                             271,655,055                   233,033,818
Short-term borrowing                                                       10,000,000                    10,000,000
Surplus notes                                                             213,000,000                   213,000,000
Separate account liabilities                                           14,698,628,982                12,095,163,569
                                                                     ------------------         ---------------------

                  Total Liabilities                                    15,390,205,282                12,709,868,837
                                                                     ------------------         ---------------------

SHAREHOLDER'S EQUITY:
Common stock, $80 par, 25,000 shares
  authorized, issued and outstanding                                        2,000,000                     2,000,000
Additional paid-in capital                                                157,289,714                   151,527,229
Retained earnings                                                          64,446,673                    30,225,784
Accumulated other comprehensive income                                      3,741,766                       668,031
                                                                     ------------------         ---------------------

                   Total Shareholder's Equity                             227,478,153                   184,421,044
                                                                     ------------------         ---------------------

                   Total Liabilities and Shareholder's Equity      $   15,617,683,435         $       12,894,289,881
                                                                     ==================         =====================

            See notes to unaudited consolidated financial statements.

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
          (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                          NINE MONTHS                  NINE MONTHS
                                                                             ENDED                        ENDED
                                                                      SEPTEMBER 30, 1998           SEPTEMBER 30, 1997
                                                                    -----------------------      -----------------------
REVENUES
--------
Annuity charges and fees                                            $        133,729,829          $        85,051,449
Fee income                                                                    36,913,358                   19,309,148
Net investment income                                                          8,140,502                    6,026,646
Annuity premium income                                                            80,801                      795,042
Net realized capital gains                                                       123,610                       84,617
Other                                                                            260,427                      188,111
                                                                    -----------------------      -----------------------

     Total Revenues                                                          179,248,527                  111,455,013
                                                                    -----------------------      -----------------------



BENEFITS AND EXPENSES
---------------------
Benefits:
  Annuity benefits                                                               907,877                    1,464,570
  Change in annuity policy reserves                                              593,800                     (280,205)
  Cost of minimum death benefit reinsurance                                    3,645,055                    3,256,884
  Return credited to contractowners                                           (7,164,052)                  (7,540,458)
                                                                    -----------------------      -----------------------

                                                                              (2,017,320)                  (3,099,209)
                                                                    -----------------------      -----------------------

Expenses:
  Underwriting, acquisition and other insurance expenses                     109,857,341                   64,884,324
  Amortization of state insurance licenses                                       112,500                      112,500
  Interest expense                                                            29,502,465                   18,066,407
                                                                    -----------------------      -----------------------

                                                                             139,472,306                   83,063,231
                                                                    -----------------------      -----------------------

     Total Benefits and Expenses                                             137,454,986                   79,964,022
                                                                    -----------------------      -----------------------

Income from operations before income taxes                                    41,793,541                   31,490,991

     Income tax expense                                                        7,572,652                   10,226,817
                                                                    -----------------------      -----------------------

Net income                                                          $         34,220,889          $        21,264,174
                                                                    =======================      =======================

            See notes to unaudited consolidated financial statements.

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
          (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                         THREE MONTHS                 THREE MONTHS
                                                                             ENDED                       ENDED
                                                                      SEPTEMBER 30, 1998           SEPTEMBER 30, 1997
                                                                    -----------------------     ------------------------
REVENUES:
--------
Annuity charges and fees                                             $         48,646,807        $          33,219,774
Fee income                                                                     13,685,731                    7,545,509
Net investment income                                                           2,469,003                    2,031,187
Annuity premium income                                                                 -                       215,042
Net realized capital gains (losses)                                               (46,051)                      20,553
Other                                                                             112,637                      122,056
                                                                    -----------------------     ------------------------

     Total Revenues                                                            64,868,127                   43,154,121
                                                                    -----------------------     ------------------------



BENEFITS AND EXPENSES:
---------------------
Benefits:
  Annuity benefits                                                                348,870                      248,959
  Change in annuity policy reserves                                               190,769                   (1,454,354)
  Cost of minimum death benefit reinsurance                                       970,746                    1,445,511
  Return credited to contractowners                                              (148,310)                  (2,824,484)
                                                                    -----------------------     ------------------------

                                                                                1,362,075                   (2,584,368)
                                                                    -----------------------     ------------------------

Expenses:
  Underwriting, acquisition and other insurance expenses                       36,365,815                   26,701,795
  Amortization of state insurance licenses                                         37,500                       37,500
  Interest expense                                                             10,705,254                    7,024,476
                                                                    -----------------------     ------------------------

                                                                               47,108,569                   33,763,771
                                                                    -----------------------     ------------------------

     Total benefits and expenses                                               48,470,644                   31,179,403
                                                                    -----------------------     ------------------------

Income from operations before income taxes                                     16,397,483                   11,974,718

     Income tax expense                                                         2,223,798                    3,353,306
                                                                    -----------------------     ------------------------

Net income                                                        $            14,173,685     $              8,621,412
                                                                    =======================     ========================


            See notes to unaudited consolidated financial statements.

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
          (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY




                                                                       NINE MONTHS                     YEAR
                                                                          ENDED                       ENDED
                                                                      SEPTEMBER 30,                DECEMBER 31,
                                                                          1998                         1997
                                                                --------------------------    -----------------------
                                                                       (unaudited)

Common Stock, balance at beginning and end of period              $            2,000,000        $         2,000,000
                                                                --------------------------    -----------------------

Additional paid-in capital:
  Balance at beginning of period                                             151,527,229                122,250,117
  Additional contributions                                                     5,762,485                 29,277,112
                                                                --------------------------    -----------------------

  Balance at end of period                                                   157,289,714                151,527,229
                                                                --------------------------    -----------------------

Retained earnings:
  Balance at beginning of period                                              30,225,784                  2,678,251
  Net income                                                                  34,220,889                 27,547,533
                                                                --------------------------    -----------------------

  Balance at end of period                                                    64,446,673                 30,225,784
                                                                --------------------------    -----------------------

Accumulated other comprehensive income:
  Balance at beginning of period                                                  668,031                  (583,337)
  Change in other comprehensive income                                          3,073,735                 1,251,368
                                                                --------------------------    -----------------------

  Balance at end of period                                                      3,741,766                   668,031
                                                                --------------------------    -----------------------

    Total Shareholder's Equity                                           $    227,478,153           $   184,421,044
                                                                ==========================    =======================

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
          (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                        NINE MONTHS                 NINE MONTHS
                                                                           ENDED                       ENDED
                                                                     SEPTEMBER 30, 1998           SEPTEMBER 30, 1997
                                                                   -----------------------    -------------------------
CASH FLOW FROM OPERATING ACTIVITIES:

  Net income                                                        $         34,220,889        $          21,264,174
  Adjustments to reconcile net income to net cash
     provided by operating activities:
      Increase in policy reserves                                              7,192,154                        3,570
      Amortization of bond discount                                               74,805                       56,397
      Amortization of insurance licenses                                         112,500                      112,500
      Change in receivable from/payable to affiliates                         20,067,879                   63,494,692
      Change in income tax receivable/payable                                 (9,143,928)                   1,209,562
      Increase in other assets                                                  (282,947)                  (2,063,551)
      (Increase)/decrease in accrued investment income                           145,326                      (46,663)
      (Increase)/decrease in reinsurance receivable                           (5,782,318)                   2,287,168
      Increase in deferred acquisition costs, net                           (145,541,602)                (145,984,394)
      (Increase)/decrease in income tax receivable -                           3,725,001                   (7,859,728)
deferred
      Increase in accounts payable and accrued expenses                       14,872,099                   25,630,696
      Increase in drafts outstanding                                             489,487                            -
      Change in foreign currency translation, net                                124,555                      (80,986)
      Realized gain on sale of investments                                      (123,610)                     (84,617)
                                                                   -----------------------      -----------------------

  Net cash used in operating activities                                      (79,849,710)                 (42,061,179)
                                                                   -----------------------      -----------------------

CASH FLOW FROM INVESTING ACTIVITIES:

  Purchase of fixed maturity investments                                     (21,660,049)                 (13,723,543)
  Proceeds from sale and maturity of fixed maturity investments                4,049,150                    5,755,550
  Purchase of shares in mutual funds                                          (6,411,575)                  (4,248,877)
  Proceeds from sale of shares in mutual funds                                 6,250,087                    1,318,458
  Net purchase of mutual funds                                                         -                   (7,900,000)
  Decrease in policy loans                                                       129,834                            -


  Change in investments of separate account assets                        (3,149,627,509)              (2,779,722,388)
                                                                   -----------------------    -------------------------

  Net cash used in investing activities                                   (3,167,270,062)              (2,798,520,800)
                                                                   -----------------------    -------------------------

CASH FLOW FROM FINANCING ACTIVITIES:

  Capital contributions from parent                                            5,762,485                      947,944
  Increase in future fees payable to parent                                   38,621,237                   53,825,601
  Proceeds from life annuity sales                                         3,143,449,482                2,784,972,447
                                                                   -----------------------    -------------------------

  Net cash provided by financing activities                                3,187,833,204                2,839,745,992
                                                                   -----------------------    -------------------------

Net decrease in cash and cash equivalents                                    (59,286,568)                    (835,987)
                                                                   -----------------------    -------------------------

Cash and cash equivalents at beginning of period                              81,974,204                   14,199,412
                                                                   -----------------------    -------------------------

Cash and cash equivalents at end of period                       $            22,687,636    $              13,363,425
                                                                   =======================    =========================

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Income taxes paid                                              $            14,618,966    $              17,776,982
                                                                   =======================    =========================

  Interest paid                                                  $             6,227,483    $              11,711,001
                                                                   =======================    =========================

            See notes to unaudited consolidated financial statements.

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
          (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)


              Notes to Unaudited Consolidated Financial Statements

                               September 30, 1998



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A.   Basis of Presentation
          ---------------------
          The accompanying unaudited consolidated financial statements of American Skandia Life Assurance Corporation (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto in the Company's audited consolidated financial statements for the year ended December 31, 1997.

          Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

     B.   New Accounting Pronouncement
          ----------------------------
          As of January 1, 1998 the Company adopted Statement of Financial Accounting Standards ("SFAS") 130, "Reporting Comprehensive Income". SFAS 130 sets standards for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's financial position or net income. SFAS 130 requires unrealized gains and losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholder's equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
          (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)


              Notes to Unaudited Consolidated Financial Statements

                               September 30, 1998




The components of comprehensive income, net of tax, for the nine months ended September 30, 1998 and 1997 were as follows:

                                                                        1998                      1997
                                                                        ----                      ----

     Net income                                                     $34,220,889               $21,264,174
       Other comprehensive income:
         Unrealized investment gains and
           losses                                                     3,198,290                   765,734
         Foreign currency translation                                  (124,555)                  (52,641)
                                                                --------------------      -------------------

       Other comprehensive income                                     3,073,735                    713,093
                                                                --------------------      -------------------

       Comprehensive income                                         $37,294,624                $21,977,267
                                                                ====================      ===================


       The components of accumulated other comprehensive income, net of tax, as of September 30, 1998 and December 31, 1997 were as follows:

                                                                        1998                         1997
                                                                        ----                         ----

       Unrealized investment gains and
         losses                                                      $4,152,359                   $ 954,069
       Foreign currency translation                                    (410,593)                   (286,038)
                                                                 -------------------         --------------------

       Accumulated other comprehensive
         income                                                      $3,741,766                   $ 668,031
                                                                 ===================         ====================



2.   FOREIGN ENTITY

     The Company has a 99.9% ownership in Skandia Vida, S.A. de C.V. which is a life insurance company domiciled in Mexico. This Mexican life insurer is a start up company with expectations of selling long-term savings products within Mexico. Total shareholder's equity of Skandia Vida, S.A. de C.V. is $5,465,303 as of September 30, 1998.

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
          (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)


              Notes to Unaudited Consolidated Financial Statements

                               September 30, 1998



3.   SURPLUS NOTES

     The Company has issued surplus notes to American Skandia Investment Holding Corporation (the "Parent") in exchange for cash. Surplus notes outstanding as of September 30, 1998 were as follows.

           Issue Date                Amount            Interest Rate
           ----------                ------            -------------
       December 29, 1993          $20,000,000              6.84%
       February 18, 1994           10,000,000              7.28%
       March 28, 1994              10,000,000              7.90%
       September 30, 1994          15,000,000              9.13%
       December 28, 1994           14,000,000              9.78%
       December 19, 1995           10,000,000              7.52%
       December 20, 1995           15,000,000              7.49%
       December 22, 1995            9,000,000              7.47%
       June 28, 1996               40,000,000              8.41%
       December 30, 1996           70,000,000              8.03%
                                 ------------

       Total                     $213,000,000
                                 ============
     Payment of interest and repayment of principal for these notes is subject to certain conditions and requires approval by the Insurance Commissioner of the State of Connecticut. As of September 30, 1998, $12,593,944 of accrued interest on surplus notes was not approved for payment under these criteria.

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
          (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)


              Notes to Unaudited Consolidated Financial Statements

                               September 30, 1998


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

                          Closing        Effective        Contract Issue
     Transaction            Date           Date                Period
     -----------         --------        ---------       -----------------
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

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
          (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)


              Notes to Unaudited Consolidated Financial Statements

                               September 30, 1998




         Payments representing fees and charges realized during the period January 1, 1998 through September 30, 1998 in the aggregate amount of $47,989,273 were made by the Company to the Parent. Interest expense of $16,008,724 has been included in the statement of operations.

         Expected payments of future fees payable to Parent are as follows:

                    Year Ending
                    December 31,                             Amount
                    -----------                              ------
                       1998                             $  12,351,641
                       1999                                51,188,963
                       2000                                53,840,643
                       2001                                52,032,259
                       2002                                46,756,435
                       2003                                35,839,640
                       2004                                18,262,429
                       2005                                 1,383,045
                                                         -------------
                       Total                             $271,655,055
                                                         =============


         The Commissioner of the State of Connecticut has approved the sale of future fees and charges; however, in the event that the Company becomes subject to an order of liquidation or rehabilitation, the Commissioner has the ability to stop the payments due to the Parent under the Purchase Agreements subject to certain terms and conditions.


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

                               September 30, 1998


         In addition, the Company reinsures certain mortality risks pertaining to the Guaranteed Minimum Death Benefit feature in the variable annuity products.

         The effect of the reinsurance agreements on the Company's operations was to reduce annuity charges and fee income, death benefit expense, and reserve exposure. The effect of reinsurance is summarized as follows:

         Nine Months Ended September 30, 1998

                            Annuity                Increase in Annuity                  Return Credited
                        Charges & Fees                Policy Reserves                  to Contractowners
                        --------------             -------------------                 -----------------

         Gross           $155,314,801                $ 6,113,204                          ($7,164,052)
         Ceded            (21,584,972)                (5,519,404)                                   -
                         -------------               ------------                         ------------
         Net             $133,729,829                $   593,800                          ($7,164,052)
                         =============               ============                         ============


         Nine Months Ended September 30, 1997

                            Annuity                Increase in Annuity                  Return Credited
                        Charges & Fees                Policy Reserves                  to Contractowners
                        --------------             -------------------                 -----------------

         Gross           $101,999,925                 ($ 1,110,474)                       ($7,561,239)
         Ceded             16,948,476                     (830,269)                            20,781
                        --------------                -------------                       ------------
         Net             $ 85,051,449                 ($   280,205)                       ($7,540,458)
                        ==============                ==============                      ============

         Such ceded reinsurance does not relieve the Company from its obligations to policyholders. The Company remains liable to its policyholders for the portion reinsured to the extent that any reinsurer does not meet the obligations assumed under the reinsurance agreement.


6.       SUBSEQUENT EVENT

         On November 10, 1998 the Company sold to its Parent, effective October 1, 1998, certain rights to receive future fees and charges expected to be realized on the variable portion of a designated block of deferred annuity contracts issued during the period May 1, 1997 through August 31, 1998. In connection with this transaction, the Parent issued collateralized notes in a private placement which are secured by the rights to receive future fees and charges purchased from the Company.

                  AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
          (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)


              Notes to Unaudited Consolidated Financial Statements

                               September 30, 1998


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

         The proceeds from the sale will be recorded as a liability and will be amortized over the remaining surrender charge period of the designated contracts using the interest method. The present value at October 1, 1998 (discounted at 7.0%), of future fees and charges expected to be realized on the designated contracts was $68,573,258.

         Expected payments of future fees payable to Parent are as follows:

                Period Ending
                 December 31,                    Amount
                -------------                    ------
                    1998                      $ 1,842,961
                    1999                        7,742,574
                    2000                        8,362,986
                    2001                        9,087,882
                    2002                        9,985,657
                    2003                       10,586,804
                    2004                       10,877,346
                    2005                        8,663,401
                    2006                        1,423,647
                                              -----------
                    Total                     $68,573,258
                                              ===========

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

                      Nine months ended September 30, 1998


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

In April, the Company began offering a term life insurance product in support of an affiliate's mutual fund products. In May, the Company launched its first variable life insurance product. Early in 1999, the Company expects to release its second variable life insurance product. Consistent sales activity is not anticipated until more state approvals are secured and the launch of the second variable life insurance product is completed.

The Company markets its products through an internal field marketing staff to broker-dealers, financial planners and in conjunction with financial institutions such as banks that are permitted directly, or through affiliates, to sell annuities.



                              Results of Operations
                              ---------------------

The Company's long term business plan was developed reflecting the current sales and marketing approach. The sales volume for the nine month periods ended September 30, 1998 and 1997 was $3,143 million and $2,785 million, respectively, an increase of 13%. This increase is a direct result of the marketing efforts by the Company coupled with an overall increase in the variable annuity marketplace. Assets grew $2,723 million or 21% since December 31, 1997. This increase is a direct result of the sales volume increasing separate account assets and deferred acquisition costs combined with the strong first quarter stock market performance partially offset by the impact of the third quarter stock market decline, which impacted the growth in separate account assets. Liabilities grew $2,680 million or 21% since December 31, 1997 as a result of the reserves required for the increased sales activity as well as an increase in borrowings and reinsurance to support the acquisition costs of the Company's variable annuity business.

The Company experienced a net gain of $34.2 million after tax for the current period which was $12.9 million greater than the same period last year. This gain is a result of the strong sales activity for the nine months ended September 30, 1998, expense levels consistent with sales activity, with the exception of development activities, and an increased asset base, which generates additional fee revenue.

Revenues:

Increasing annuity sales volume results in greater assets under management. Growth in assets under management has resulted in a 57% increase in annuity charges & fees for the nine-month period ended September 30, 1998. This is compared to an increase of 71% for the nine-month period ended September 30, 1997.

Fee income includes income earned for transfer agency type activities. This income increased 91% for the nine month period ended September 30, 1998 compared to an increase of 70% for the nine month period ended September 30, 1997. These increases are driven by the continued increase in assets under management.

Net investment income increased 35% for the nine-month period ended September 30, 1998. This is compared to an increase of 498% for the nine-month period ended September 30, 1997. These increases are a result of increased general account investment holdings for the periods.

Annuity premium income represents sales of immediate annuities with life contingencies.

Benefits:

Annuity benefits represent payments on annuity contracts with mortality risks, immediate annuities with life contingencies and supplementary contracts with life contingencies.

The increase in annuity policy reserves represents the change in reserves for immediate annuities with life contingencies, supplementary contracts with life contingencies and the guaranteed minimum death benefit on variable annuities. The Company reinsures the guaranteed minimum death benefit exposure on most of its variable annuity contracts. For the periods ended September 30, 1998 and 1997, the costs associated with reinsuring the minimum death benefit reserve exceeded the change in the minimum death benefit reserve by approximately $1.6 million and $0.5 million, respectively.

Return credited to contractowners represents revenues on variable and market value adjusted annuities offset by benefit payments and change in reserves required on this business. Also included are benefit payments and change in reserves on immediate annuities and supplemental contracts without significant mortality risks. The result for the current period reflects a higher than expected separate account investment return on the market value adjusted contracts in support of the benefits and required reserves. The positive performance is consistent with the performance during the nine months ended September 30, 1997.

Expenses:

Underwriting, acquisition and other insurance expenses consists of $168.9 million of commissions and $86.6 million of general expenses offset by the net capitalization of deferred acquisition costs totaling $145.6 million. This compares to $140 million of commissions and $70.8 million of general expenses offset by the net capitalization of deferred acquisition costs totaling $145.9 million for the same period last year.

Interest expense increased 63% over the same period last year as a result of the securitization (future fees payable to Parent) transactions during 1997 and 1998. This compares to an increase in interest expense of 138% for the nine months ended September 30, 1997, which was the result of the 1996 increase in surplus notes of $110 million and the 1996 and 1997 securitization transactions.

Income tax expense was $7.6 million for the period ended September 30, 1998, compared with $10.2 million for the same period last year. The effective federal income tax rates for the periods were 18% and 32%, respectively. The 1998 effective rate was lower than the federal statutory income tax rate due to permanent differences and 1997 provision to return differences. The 1997 effective rate was lower than the statutory rate due to permanent differences. Management believes that based on the taxable income produced in 1997 and the first nine months of 1998 as well as the continued growth in annuity products, the Company will produce sufficient taxable income in the future to realize its deferred tax assets.


                         Liquidity and Capital Resources
                         -------------------------------

The liquidity requirement of the Company was met by cash from insurance operations, investment activities, cash flow from the December 30, 1997 and June 30, 1998 sales of future fee revenue, intercompany advances and reinsurance.

The Company had significant growth during the nine-month period in 1998. The sales volume of $3,143 million was made up of approximately 97% variable annuities, most of which carry a contingent deferred sales charge. This type of product causes a temporary cash strain in that 100% of the proceeds are invested in separate accounts supporting the product leaving a cash (but not capital) strain caused by the acquisition costs for the new business. This cash strain required the Company to look beyond the insurance operations and investments of the Company. To this end, the Company extended its reinsurance agreements (initiated in 1993, 1994 and 1995). The reinsurance agreements are modified coinsurance arrangements where the reinsurer shares in the experience of a specific book of business. The income and expense items presented above are net of reinsurance.

In addition, since December 1996, the Company has entered into a series of transactions in which the rights to receive future fees and charges expected to be realized on the variable portion of a designated block of deferred annuity contracts through their surrender charge period have been sold to the Parent. These transactions, designated as another means of financing growth, are discussed in more detail at Notes 4 and 6 of the Notes to Unaudited Consolidated Financial Statements.

While the tremendous growth of this young organization has depended on capital support from its parent, the Company expects to use borrowing, reinsurance and the sale of future fee revenues to fund the cash strain anticipated from the acquisition costs on expected future sales volume.

As of September 30, 1998 and December 31, 1997, shareholder's equity was $227.5 million and $184.4 million, respectively, which includes the carrying value of the state insurance licenses in the amount of $4.5 million and $4.6 million respectively.

The Company has long term surplus notes and short term borrowing with its parent. No dividends have been paid to its parent company.


                                                         Year 2000 Compliance

The Company is continuing its ongoing assessment of the potential impact of the year 2000 issue on various aspects of its business.

The Company's computer support is provided by its affiliate, American Skandia Information Services and Technology Corporation, which also provides such support for the Company's affiliated broker-dealer, American Skandia Marketing, Incorporated, and the Company's affiliated investment advisory firm, American Skandia Investment Services, Incorporated. Because of the nature of the Company's business, any assessment of the potential impact of the year 2000 issues on the Company must be an assessment of the potential impact of these issues on all these companies, which are referred to below as "American Skandia".

Business Partners:

Management believes the Company is most vulnerable in its interfaces with computer systems of investment managers, sub-advisors, third party administrators, vendors and other business partners. The inability to properly recognize date sensitive electronic information and transfer data between systems could cause errors or even a complete systems failure which would result in a temporary inability to process transactions correctly or engage in normal business activities.

The American Skandia's deferred annuity operational business partners report that all critical interfaces are or are expected to be Year 2000 compliant by the end of 1998. All investment managers and sub-advisors are required by the Securities and Exchange Commission to publicly disclose their Year 2000 status in December 1998 and June 1999. American Skandia has initiated formal communications with parties that provide third party administration, record keeping and trust services in connection with its life insurance and qualified retirement plan annuities business. Management expects to receive written assurances that these firms will be Year 2000 compliant by the end of 1998. American Skandia is currently developing contingency plans in the event that these targets are not met.

Information Technology Systems:

American Skandia is a relatively young company whose internally developed systems were designed from the start with four digit year codes. The Company engaged an external information technology specialist to review American Skandia's operating systems and internally developed software. The assessment was completed in December 1997 and the results were favorable. Specific modifications were suggested, evaluated and implemented for the Annuity Administration system. This project was completed recently and a certificate of compliance has been received. Other non-critical internally developed applications in the client/server area have already been or will be remediated during 1999. The costs associated with this aspect of Year 2000 compliance have not had a significant impact on the Company's results from operations.

Suppliers and Non-Information Technology Systems:

Like most companies, American Skandia is reliant on network, and desktop operating systems and software providers to release compliant versions of their respective systems. American Skandia's network is expected to be at the most compliant level available by the end of 1998. The standard desktop software will be replaced, as fully compliant versions become available. In addition, the Company is in the process of contacting the non-information systems vendors and suppliers regarding their Year 2000 compliance status and will factor the results of these assessments into its contingency plans.

Management believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. However, should errors or disruptions in computer service occur, the Company could realize losses. Given the nature and uncertainty of such losses, the amounts cannot be reasonably determined.

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


                              American Skandia Life
                              Assurance Corporation
                                  (Registrant)


                           by: s/Thomas M. Mazzaferro
                           --------------------------
                              Thomas M. Mazzaferro
                          Executive Vice President and
                             Chief Financial Officer



November 13, 1998

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              American Skandia Life
                              Assurance Corporation
                                  (Registrant)


                          by: ________________________
                              Thomas M. Mazzaferro
                          Executive Vice President and
                             Chief Financial Officer





November 13, 1998

                                  EXHIBIT INDEX
                                  -------------



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