Form 10-K
period 1998-12-31
AMERICAN SKANDIA LIFE ASSURANCE CORP/CT
filed 1999-03-31
CIK 881453

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the fiscal year ended December 31, 1998   Commission file numbers 33-62791,
                                        33-62953, 33-88360, 33-89676, 33-89678,
                                     33-91400, 333-00995, 333-02867, 333-24989,
                                            333-25733, 333-25761 and 333-26695


                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION

                    Incorporated in the State of Connecticut



            Connecticut                                         06-1241288
    ------------------------------                          ------------------
   (State or other jurisdiction of                             IRS Employer
    incorporation or organization)                          Identification No.)


                 One Corporate Drive, Shelton, Connecticut 06484
               --------------------------------------------------
               (Address of Principal Executive Offices, Zip Code)


Registrant's telephone number, including area code: (203) 926-1888


Securities registered pursuant to Section 12(b) of the Act:  NONE
Securities registered pursuant to Section 12(g) of the Act:  NONE


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

As of March 26, 1999, there were 25,000 shares of outstanding common stock, par value $80 per share, of the registrant, consisting of 100 shares of voting and 24,900 shares of non-voting all of which were owned by American Skandia Investment Holding Corporation, a wholly-owned subsidiary of Skandia Insurance Company Ltd., a Swedish corporation.

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

         The products sold by the Company are sold to individuals, businesses and pension plans. Annuities are used primarily for long-term savings and retirement purposes. Life insurance is used primarily to address the economic impact of premature death, estate and business planning concerns and supplemental retirement needs.

         Annuity contracts represent a contractual obligation to make payments over a given period of time (often measured by the life of the recipient), undertaken by the insurer in return for the payment of either a single purchase payment or a series of scheduled or flexible purchase payments. The insurer's obligation to pay may commence immediately or be deferred. If the payments are deferred, the insurer generally incurs an obligation to make a surrender value available during the deferral period based on an account value established using the purchase payments. The account value may be credited interest, or may vary with the performance of investments made by the insurer. Gains in the contracts before distribution are tax deferred. Distributions are taxed as ordinary income. During the deferral period, distributions are assumed to come first from any gain in contract and loans are deemed distributions. Distributions may be subject to a tax penalty. For immediate annuities and annuitized deferred annuities, a portion of each distribution may be treated as the return of the taxpayer's investment in the contract.

         Life insurance policies represent a contractual obligation to pay proceeds to a beneficiary upon the death of the insured. This obligation is undertaken by the insurer in return for either a single premium, or a series of scheduled or flexible premiums. Cash value life insurance represents an additional obligation to make amounts available upon surrender or, in many cases, for loans collateralized by policy values. Distributions upon the death of the insured are tax free in most circumstances. Gains in the contracts before distribution are tax deferred. Distributions subject to tax are subject to ordinary income treatment. Distributions before the death of the insured from policies deemed to be modified endowment contracts are generally taxed in a manner similar to deferred annuities. Distributions from other policies before the insured's death are assumed to come first from the taxpayer's investment in the policy and loans are not deemed distributions.

         The  Company is  obligated  to carry in its  statutory  financial statements, as liabilities, actuarial reserves to meet its obligations on outstanding annuity or life insurance contracts. This is required by the life insurance laws and regulations in the jurisdictions in which ASLAC does business. Such reserves are based on mortality and/or morbidity tables in general use in the United States. In general, reserves are computed amounts that, with additions from premiums to be received, and with interest on such reserves compounded at certain assumed rates, are expected to be sufficient to meet contractual obligations at their maturities if death occurs in accordance with the mortality tables employed. In the accompanying financial statements, these reserves for contractual obligations are determined in accordance with generally accepted accounting principles and are included in the separate account liabilities, reserve for future contractowner benefits and policy reserves.

         ASLAC is engaged in a business that is highly competitive due to the large number of insurance companies and other institutions competing in the marketing and sale of long-term savings and insurance products.

         As of December 31, 1998, the Company had 779 direct salaried employees.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         None

PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

         All of ASLAC's outstanding shares are owned by American Skandia Investment Holding Corporation, a wholly-owned subsidiary of Skandia Insurance Company Ltd. The Company did not pay any dividends to its Parent in 1998, 1997 and 1996.

Item 6.  Selected Financial Data

         The following table summarizes information with respect to the operations of the Company. The selected financial data should be read in conjunction with the financial statements and the notes thereto and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

         (in thousands)                                             FOR THE YEAR ENDED DECEMBER 31,
                                           --------------------------------------------------------------------------
                                                 1998              1997           1996           1995            1994
                                                 ----              ----           ----           ----            ----
               Income Statement Data:
               Revenues:
               Annuity and life insurance
                  charges and fees*        $     186,211    $     121,158   $     69,780     $    38,837   $    24,780
               Fee income                         50,839           27,593         16,420           6,206         2,112
               Net investment income              11,130            8,181          1,586           1,601         1,300
               Premium income and
                   other revenues                  1,360            1,082            265              45            92
                                           -------------    -------------   ------------     -----------   -----------

               Total revenues              $     249,540    $     158,014   $     88,051     $    46,689   $    28,284
                                           =============    =============   ============     ===========   ===========

               Benefits and Expenses:
               Annuity benefits            $         558    $       2,033   $        613     $       555   $       370
               Change in annuity policy reserves   1,053               37            635          (6,779)        5,766
               Cost of minimum death benefit
                   reinsurance                     5,144            4,545          2,867           2,057         -
               Return credited to contractowners  (8,930)          (2,018)           673          10,613          (517)
               Underwriting, acquisition and
                   other insurance expenses      167,790           90,496         49,887          35,914        18,943
               Interest expense                   41,004           24,895         10,791           6,500         3,616
                                           -------------    -------------   ------------    ------------  ------------
               Total benefits and expenses $     206,619    $     119,988   $     65,466    $     48,860  $     28,178
                                           =============    =============   ============    ============  ============

               Income tax expense (benefit)$       8,154    $      10,478   $     (4,038)   $        397  $        247
                                           =============    =============   ============    ============  ============

               Net income (loss)           $      34,767    $      27,548   $     26,623    $     (2,568) $       (141)
                                           =============    =============   ============    ============  ============

               Balance Sheet Data:
               Total Assets                $  18,848,273    $  12,894,290   $  8,268,696    $  4,956,018  $  2,824,311
                                           =============    =============   ============    ============  ============
               Future fees payable
                   to parent               $     368,978    $     233,034   $     47,112    $         -   $         -
                                           =============    =============   ============    ============  ============
               Surplus Notes               $     193,000    $     213,000   $    213,000    $    103,000  $     69,000
                                           =============    =============   ============    ============  ============

               Shareholder's  Equity       $     250,417    $     184,421   $    126,345    $     59,713  $     52,206
                                           =============    =============   ============    ============  ============

               * On annuity and life insurance sales of $4,159,662, $3,697,990,
                 $2,795,114, $1,628,486, and $1,372,874, during the years ended
                 December 31, 1998,  1997, 1996, 1995, and 1994, respectively, with contractowner assets under management of $17,854,761, $12,119,191, $7,764,891, $4,704,044, and $2,661,161 as of
                 December 31,  1998,  1997,  1996,  1995 and 1994, respectively.

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

         The Company is primarily in the business of issuing long-term savings and retirement products to individuals, groups and qualified pension plans. Since its business inception in 1988, the Company has offered a wide array of annuities, including: a) certain deferred annuities that are registered with the Securities and Exchange Commission, including variable annuities and fixed interest rate annuities that include a market value adjustment feature; b) certain other fixed deferred annuities that are not registered with the Securities and Exchange Commission; c) non-registered group variable annuities designed as funding vehicles for various types of qualified retirement plans; and d) fixed and adjustable immediate annuities.

         In April 1998, the Company began offering a term life insurance product in support of an affiliate's mutual fund products. In May 1998, the Company launched a single premium variable life insurance product. In January 1999, the Company launched its second variable life product, which was designed as a flexible premium product.

         The Company markets its products to independent financial planners and broker-dealers through an internal field marketing staff. In addition, the Company markets through and in conjunction with financial institutions such as banks that are permitted directly, or through affiliates, to sell annuities and life insurance.

         The Company has a 99.9% ownership in Skandia Vida, S.A. de C.V. which is a life insurance company domiciled in Mexico. This Mexican life insurer is a start up company with expectations of selling long-term savings products within Mexico. Skandia Vida, S.A. de C.V had total shareholder's equity of $4,724,000 and $1,509,000 as of December 31, 1998, and 1997, respectively and has generated net losses of $2,514,000, $1,438,000 and $781,000
         for  the  years  ended   December  31,   1998,   1997  and  1996,
         respectively.

         RESULTS OF OPERATIONS

         Annuity and life insurance sales increased 12%, 32% and 72% in 1998, 1997 and 1996, respectively. The Company continues to show significant growth in sales volume and ranked 6th highest in variable annuity sales during 1998, according to the Variable Annuity Research and Data Service. The Company's growth is a result of innovative product development activities, the recruitment and retention of top producers, and the success of its highly rated customer service teams.

         The Company offers and sells a wide range of deferred annuities and variable life insurance through three focused marketing, sales and service teams. Each team specializes in addressing one of the Company's primary distribution channels: (a) financial planning firms; (b) broker-dealers that generally are members of the New York Stock Exchange, including "wirehouse" and regional broker-dealer firms; and (c) broker-dealers affiliated with banks or which specialize in marketing to customers of banks. The Company also offers a number of specialized products distributed by select, large distributors. There has been continued growth and success in expanding the number of selling agreements in the primary distribution channels. There has also been increased success in enhancing the relationships with the registered representatives/insurance agents of all the selling firms.

         Total  assets  grew  46%,  56% and 66% in 1998,  1997  and  1996, respectively. These increases were a direct result of the substantial sales volume and market growth of the separate account assets. The sales and market growth also drove increases in deferred acquisition costs, as well as, fixed maturity investments, in support of the Company's risk based capital requirements. Liabilities grew 46%, 56%, and 65% in 1998, 1997 and 1996, respectively, as a result of the reserves required for the increased sales activity along with the sale of future fees and charges during these periods. These sales of future fees and charges to the Parent are needed to fund the acquisition costs of the Company's variable annuity and life insurance business.

         The Company generated net income after tax of $34,767,000 $27,548,000 and $26,623,000 in 1998, 1997 and 1996, respectively.
         The Company benefited in each of the past three years from strong sales growth and favorable market conditions. In 1996, the Company also benefited from the recognition of the reversal of the deferred tax valuation allowance. Assets under management, from which the Company derives a significant portion of its revenues grew 47%, 56% and 65% in 1998, 1997 and 1996, respectively.

         REVENUES

         As a result of the significant growth in sales and assets under management, contractowner fees and charges and fees generated from transfer agency-type activities increased dramatically over the past three years:

         (annual percentage growth)        1998       1997       1996
                                           ----       ----       ----

         Annuity and life insurance
           fees and charges                 54%        74%        80%
                                           ====       ====       ====

         Transfer agency fee income         84%        68%       165%
                                           ====       ====       ====

         Net investment income increased 36% and 416% in 1998 and 1997, respectively, and decreased slightly in 1996. The majority of the income was generated from the bond holdings, which were increased in 1998 and 1997 to meet risk based capital goals, which in turn, have increased as a result of the growth in business.

         Premium income represents premiums earned on sales of immediate annuities with life contingencies, supplementary contracts with life contingencies and certain life insurance products. Sales of these ancillary products decreased slightly in 1998 and 1996 and increased in 1997.

         BENEFITS

         Annuity benefits and the change in annuity policy reserves relate to annuity contracts with mortality risks, these being immediate annuity contracts with life contingencies and supplementary contracts with life contingencies. Due to the age of these policies in force and the relative insignificance of these products to the Company's overall portfolio of products, fluctuations in these benefits were of marginal importance to the Company's total operations.

         The Company reinsures the guaranteed minimum death benefit exposure on most of the variable annuity contracts. The costs (minimum guaranteed premium per reinsurance contracts) associated with reinsuring the guaranteed minimum death benefit reserve exceeded the change in the guaranteed minimum death benefit reserve during 1998, 1997 and 1996. This cost increased in each of the past three years by 13%, 59% and 39%, respectively.

         Return credited to contractowners includes primarily revenues on the variable and market value adjusted annuities and variable life insurance, offset by the benefit payments and change in reserves required on this business. The 1998 return credited to contractowners in the amount of ($8,930,000) represented higher than expected Separate Account investment returns on the market value adjusted contracts in support of the benefits and required reserves.

         The 1997 return credited to contractowners in the amount of ($2,018,000) represents a break-even year for the Company's market value adjusted product line. The 1996 return credited to contractowners in the amount of $673,000 represents a favorable investment return on the market value adjusted contracts relating to the benefits and required reserves, offset by the effect of bond market fluctuations on December 31, 1996 in the amount of $1,800,000. While the assets relating to the market value adjusted contracts reflect the market interest rate fluctuations which occurred on December 31, 1996, the liabilities are based on the interest rates set for new contracts which are generally based on the prior day's interest rates. During the first week of January 1997, interest rates were established for new contracts, thereby bringing the liabilities relating to the market value adjusted contracts in line with the related assets. Consequently, the gain realized in 1997 was a result of this liability shift.

         EXPENSES

         Underwriting, acquisition and other insurance expenses for 1998, 1997 and 1996 were as follows:

         (in thousands)                       1998       1997       1996
                                              ----       ----       ----

         Commissions                       $ 224,916  $ 186,920  $ 140,459
         General expenses                    117,678     94,640     63,375
         Net capitalization of
           deferred acquisition costs       (174,804)  (191,064)  (153,947)
                                           ---------  ---------  ---------

         Underwriting, acquisition and
           other insurance expenses        $ 167,790  $  90,496  $  49,887
                                           =========  =========  =========

         Commissions increased with the growth in sales. General expenses increased with the growth in sales, along with start up costs associated with the Company's entry into variable life insurance and qualified plans. The net capitalization of deferred acquisition costs decreased in 1998 as a result of increased amortization.

         Interest expense increased $16,109,000, $14,104,000 and $4,291,000 in 1998, 1997 and 1996, respectively, as a result of additional financing transactions, which consisted of the sale of future fees to the Parent ("securitization transactions"). In addition, the Company had outstanding surplus notes totaling $213,000,000 throughout 1998 ($20,000,000 was retired on December 31, 1998). Surplus notes as of December 31, 1998 and 1997 totaled $193,000,000 and $213,000,000, respectively.

         The effective income tax rates for the years ended December 31, 1998, 1997 and 1996 were 19%, 28% and (18%), respectively. The effective rate is lower than the corporate rate of 35% due to permanent differences, with the most significant item being the dividend received deduction. Additionally, the Company released a deferred tax valuation allowance of $9,325,000 in 1996.

         LIQUIDITY AND CAPITAL RESOURCES

         ASLAC's liquidity requirement was met by cash from insurance operations, investment activities, borrowings from its Parent and sale of rights to future fees and charges to its Parent.

         Approximately 97% of 1998 sales (94% in 1997 and 1996) were variable annuity and life insurance products, most of which carry a contingent deferred sales charge. This type of product causes a temporary cash strain in that 100% of the proceeds are invested in separate accounts supporting the product leaving a cash (but not capital) strain caused by the acquisition cost for the new business. This cash strain required the Company to look beyond the cash made available by insurance operations and investments of the Company to financing in the form of surplus notes, capital contributions, the sale of certain rights to future fees and modified coinsurance arrangements.

         - During 1996, the Company issued $110,000,000 of surplus notes to its Parent.

         - During December 1998 and 1997, the Company received $2,600,000 and $27,700,000, respectively, from its Parent to support the capital needs of its U.S. operations during the current year along with the following year's anticipated growth in business.

         - Funds received from new securitization transactions amounted to $169,881,000, $194,512,000 and $50,221,000 for 1998, 1997
           and 1996, respectively.

         - During 1998, 1997 and 1996, the Company extended its reinsurance agreements (which were initiated in 1993, 1994 and 1995). The reinsurance agreements are modified coinsurance arrangements where the reinsurer shares in the experience of a specific book of business.

         The  Company   expects  the  continued  use  of  reinsurance  and
         securitization transactions to fund the cash strain anticipated from the acquisition costs on the coming years' sales volume.

         As of December 31, 1998 and 1997, shareholder's equity was $250,417,000 and $184,421,000, respectively. The increases were driven by the previously mentioned capital contributions received from the Parent and net income from operations.

         ASLAC has long-term surplus notes and a short-term borrowings with its Parent. No dividends have been paid to its Parent.

         The National Association of Insurance Commissioners ("NAIC") requires insurance companies to report information regarding minimum Risk Based Capital ("RBC") requirements. These requirements are intended to allow insurance regulators to identify companies which may need regulatory attention. The RBC model law requires that insurance companies apply various factors to asset, premium and reserve items, all of which have inherent risks. The formula includes components for asset risk, insurance risk, interest risk and business risk. The Company has complied with the NAIC's RBC reporting requirements and has total adjusted capital well above required capital.

         YEAR 2000 COMPLIANCE

         The Company is continuing its ongoing assessment of the potential impact of the Year 2000 issue on various aspects of its business. The Company's computer support is provided by its affiliate, American Skandia Information Services and Technology Corporation, which also provides such support for the Company's affiliated broker-dealer, American Skandia Marketing, Incorporated and the Company's affiliated investment advisory firm, American Skandia Investment Services, Incorporated. Because of the nature of the Company's business, any assessment of the potential impact of the Year 2000 issues on the Company must be an assessment of the potential impact of these issues on all these companies, which are referred to below as "American Skandia".

         Business Partners

         Management believes the area where the Company is most vulnerable to Year 2000 issues is in its interfaces with computer systems of investment managers, sub-advisors, third party administrators, vendors and other business partners. The inability to properly recognize date sensitive electronic information and transfer data between systems could cause errors or even a complete systems failure
         which  would   result  in  a  temporary   inability   to  process
         transactions correctly or engage in normal business activities.

         The American Skandia deferred annuity operational business partners report that all critical interfaces are Year 2000 compliant. All investment managers and sub-advisors are required by the Securities and Exchange Commission to publicly disclose their Year 2000 status in December 1998 and June 1999.

         American Skandia has initiated formal communications with parties that provide third party administration, record keeping and trust services in connection with its life insurance and qualified retirement plan annuities business. Management has already received several written assurances that these firms will be Year 2000 compliant. The Company expects to have certifications from all remaining parties by July 1999. American Skandia is currently developing contingency plans in the event that these targets are not met.

         Information Technology Systems

         American Skandia is a relatively young company whose internally developed systems were designed from the start with four digit year codes. The Company engaged an external information technology specialist to review American Skandia's operating systems and internally developed software. The assessment was completed in December 1997 and the results were favorable. Specific modifications were suggested, evaluated and implemented for the annuity administration system. This project was completed during 1998 and a certificate of compliance has been received. Other non-critical internally developed applications in the client/server area have already been or will be remediated during 1999. The costs associated with this aspect of Year 2000 compliance have not had, and are not expected to have, a significant impact on the Company's results from operations.

         Suppliers and Non-Information Technology Systems

         Like most companies, American Skandia is reliant on network, and desktop operating systems and software providers to release compliant versions of their respective systems. American Skandia's network is currently at the most compliant level available. The standard desktop software will be replaced, as fully compliant versions become available. In addition, the Company is in the process of contacting the non-information systems vendors and suppliers regarding their Year 2000 compliance status and will factor the results of these assessments into its contingency plans.

         Management believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. However, should errors or disruptions in computer service occur, the Company could realize losses. Given the nature and uncertainty of such losses, the amounts cannot be reasonably determined.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         Interest Rate Sensitivity

         At December 31, 1998, the Company held in its general account $149,484,000 of fixed maturity investments that are sensitive to changes in interest rates. These securities are held in support of the Company's fixed immediate annuities and supplementary contracts ($23,699,000 in reserves at December 31, 1998) and in support of the Company's target solvency capital. With respect to the insurance contracts, interest rate risk is managed through an asset/liability matching program which takes into account the risk variables of the insurance liabilities supported by the assets. In addition, the Company has a conservative investment philosophy, with all investments being investment grade corporate securities, government agency or U.S. government securities.

         In addition, the Company's deferred annuity products offer a fixed option that subjects the Company to interest rate risk. The fixed option guarantees a fixed rate of interest for a period of time selected by the contract holder (options available range from 1 to 10 years). Withdrawal of funds before the end of the guarantee period subjects the contract holder to a market value adjustment ("MVA"). In the event of rising interest rates, which make the fixed maturity securities underlying the guarantee less valuable, the market value adjustment could be negative. In the event of falling interest rates, which make the fixed maturity securities underlying the guarantee more valuable, the market value adjustment could be positive. Should these contracts be surrendered early, this increase or decrease in fair value would be substantially offset through the application of the MVA and its effect on contractholders choosing to withdraw. The risk to the Company on these contracts relates to the ability to reinvest proceeds from interest payments and other activity over the guarantee term at interest rates required to meet interest rate guarantees and the risk of default. This risk is managed through an asset/liability matching program. At December 31, 1998, the Company had $613,057,000 of contracts subject to MVA.

         Equity Market Exposure

         The Company has a small portfolio of equity investments; mutual funds which are held in support of a deferred compensation program. In the event of a decline in market values of underlying securities, the value of the portfolio would decline, however the accrued benefits payable under the related deferred compensation program would decline by a corresponding amount.

         The primary equity market risk to the Company comes from the nature of the variable annuity and variable life products sold by ASLAC. Various fees and charges earned by ASLAC are substantially derived as a percentage of the market value of assets under management. In a market decline, this income would be reduced. This could be further compounded by customer withdrawals, net of applicable surrender charge revenues, partially offset by transfers to the fixed option discussed above. A 10% decline in the market value of the assets under management at December 31, 1998, sustained throughout 1999, would result in a $28,000,000 drop in related fee income.

         In addition, it is not clear what the impact of a prolonged downturn in the equity markets would have on ongoing sales. Customer's perceptions of a downturn in equity markets coupled with rising interest rates could move them into financial products other than variable annuities or variable life; however, the Company's products might remain attractive to purchasers in relation to other long-term savings vehicles even after such a decline.

Item 8.  Financial Statements and Supplementary Data


                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                        CONSOLIDATED FINANCIAL STATEMENTS

                                      INDEX


                                                                           Page

         Independent Auditors' Reports 12

         Consolidated Statements of Financial Condition
           as of December 31, 1998 and 1997                                 14

         Consolidated Statements of Income for the
           Years ended December 31, 1998, 1997 and 1996                     15

         Consolidated Statements of Shareholder's Equity for the
           Years ended December 31, 1998, 1997 and 1996                     16

         Consolidated Statements of Cash Flow for the
           Years ended December 31, 1998, 1997 and 1996                     17

         Notes to Consolidated Financial Statements                         18


         Schedules are omitted because they are either not applicable or because the information required therein is included in the Notes to Consolidated Financial Statements.

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholder of
    American Skandia Life Assurance Corporation
Shelton, Connecticut

We have audited the consolidated statements of financial condition of American Skandia Life Assurance Corporation (the "Company" which is a wholly-owned subsidiary of Skandia Insurance Company Ltd.) as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholder's equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Skandia Life Assurance Corporation at December 31, 1998 and 1997, and the consolidated results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.




/s/ Ernst & Young, LLP
----------------------
Hartford, Connecticut

February 20, 1999

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholder of
     American Skandia Life Assurance Corporation
Shelton, Connecticut


We  have  audited  the accompanying   consolidated  statements  of  operations,
shareholder's equity, and cash flows of American Skandia Life Assurance Corporation nd subsidiary (a wholly-owned subsidiary of Skandia Insurance Company Ltd.) for the year ended December 31, 1996. These consolidated financial
statements  are  the   responsibility   of  the   Company's   management.   Our
responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated results of operations and cash flows of American Skandia Life Assurance Corporation and subsidiary for the year ended December 31, 1996 in conformity with generally accepted accounting principles.


/s/Deloitte & Touche LLP
------------------------
New York, New York


March 10, 1997

                        AMERICAN SKANDIA LIFE ASSURANCE
                    CORPORATION (a wholly-owned subsidiary of
                         Skandia Insurance Company Ltd.)

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (in thousands)

                                                        AS OF DECEMBER 31,
                                                      1998             1997
                                                   ----------       ----------

ASSETS

Investments:
   Fixed maturities - at amortized cost          $     8,289      $     9,367
   Fixed maturities - at fair value                  141,195          108,323
   Investment in mutual funds - at fair value          8,210            6,711
   Policy loans                                          569              687
                                                  ----------      -----------

      Total investments                              158,263          125,088

Cash and cash equivalents                             77,525           81,974
Accrued investment income                              2,880            2,442
Fixed assets                                             328              356
Deferred acquisition costs                           721,507          546,703
Reinsurance receivable                                 4,191            6,343
Receivable from affiliates                             1,161            1,911
Income tax receivable - current                           -             1,048
Income tax receivable - deferred                      38,861           26,174
State insurance licenses                               4,413            4,563
Other assets                                           3,744            2,524
Separate account assets                           17,835,400       12,095,164
                                                  ----------       ----------

      Total assets                               $18,848,273      $12,894,290
                                                 ===========      ===========

LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities:
   Reserve for future contractowner benefits     $    37,508      $    43,204
   Policy reserves                                    25,545           24,415
   Drafts outstanding                                 28,941           19,278
   Accounts payable and accrued expenses              91,827           71,190
   Income tax payable                                  6,657               -
   Payable to affiliates                                  -               584
   Future fees payable to parent                     368,978          233,034
   Short-term borrowing                               10,000           10,000
   Surplus notes                                     193,000          213,000
   Separate account liabilities                   17,835,400       12,095,164
                                                  ----------       ----------

      Total liabilities                           18,597,856       12,709,869
                                                  ----------       ----------

Shareholders Equity:
   Common stock, $80 par, 25,000 shares
     authorized, issued and outstanding                2,000            2,000
   Additional paid-in capital                        179,889          151,527
   Retained earnings                                  64,993           30,226
   Accumulated other comprehensive income              3,535              668
                                                  ----------       ----------

      Total shareholder's equity                     250,417          184,421
                                                  ----------       ----------

    Total liabilities and shareholder's equity   $18,848,273      $12,894,290
                                                 ===========      ===========




                 See notes to consolidated financial statements.

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                          (a wholly-owned subsidiary of
                         Skandia Insurance Company Ltd.)

                        CONSOLIDATED STATEMENTS OF INCOME
                                 (in thousands)

                                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                            1998                     1997                    1996
                                                         ------------            -------------           ------------
REVENUES

Annuity and life insurance charges and fees                $186,211                $121,158                $69,780
Fee income                                                   50,839                  27,593                 16,420
Net investment income                                        11,130                   8,181                  1,586
Premium income                                                  874                     920                    125
Net realized capital gains                                       99                      87                    134
Other                                                           387                      75                      6
                                                         ------------            -------------           ------------

     Total revenues                                         249,540                 158,014                 88,051
                                                         ------------            -------------           ------------

BENEFITS AND EXPENSES

Benefits:
  Annuity benefits                                              558                   2,033                    613
  Change in annuity policy reserves                           1,053                      37                    635
  Cost of minimum death benefit reinsurance                   5,144                   4,545                  2,867
  Return credited to contractowners                          (8,930)                 (2,018)                   673
                                                         ------------            -------------           ------------

                                                             (2,175)                  4,597                  4,788
                                                         ------------            -------------           ------------
Expenses:
  Underwriting, acquisition and
      other insurance expenses                              167,640                  90,346                 49,737
  Amortization of state insurance licenses                      150                     150                    150
  Interest expense                                           41,004                  24,895                 10,791
                                                         ------------            -------------           ------------

                                                            208,794                 115,391                 60,678
                                                         ------------            -------------           ------------

     Total benefits and expenses                            206,619                 119,988                 65,466
                                                         ------------            -------------           ------------

Income from operations before income taxes                   42,921                  38,026                 22,585

     Income tax expense (benefit)                             8,154                  10,478                 (4,038)
                                                         ------------            -------------           ------------

        Net income                                          $34,767                 $27,548                $26,623
                                                         ============            =============           ============










                 See notes to consolidated financial statements.

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                          (a wholly-owned subsidiary of
                         Skandia Insurance Company Ltd.)

                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                                 (in thousands)


                                                                     FOR THE YEAR ENDED DECEMBER 31,
                                                             1998                  1997                  1996
                                                          -----------           -----------           -----------

Common stock:
      Beginning and ending balance                           $2,000              $ 2,000               $ 2,000

Additional paid in capital:
   Beginning balance                                        151,527              122,250                81,875
      Additional contributions                               28,362               29,277                40,375
                                                          -----------           -----------           ----------
         Ending balance                                     179,889              151,527               122,250

Retained earnings (deficit):
   Beginning balance                                         30,226                 2,678              (23,945)
      Net income                                             34,767                27,548               26,623
                                                          -----------           -----------           ----------
         Ending balance                                      64,993                30,226                2,678

Accumulated other comprehensive income:
   Beginning balance                                            668                 (584)                 (217)
      Other comprehensive income                              2,867                1,252                  (367)
                                                          -----------           -----------           -----------
         Ending balance                                       3,535                  668                  (584)
                                                          -----------           -----------           -----------
            Total shareholder's equity                     $250,417              $184,421              $126,345
                                                          ===========           ===========           ===========



























                 See notes to consolidated financial statements.

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                          (a wholly-owned subsidiary of
                         Skandia Insurance Company Ltd.)

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (in thousands)


                                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                                        1998                 1997                 1996
                                                                    ------------         ------------        ------------
Cash flow from operating activities:

  Net income                                                          $ 34,767             $ 27,548            $ 26,623
  Adjustments to reconcile net income to net cash
    used in operating activities:
      Increase in policy reserves                                        1,130                3,176               1,852
      Amortization of bond discount                                        101                   73                  27
      Amortization of insurance licenses                                   150                  150                 150
      Change in receivable from/payable to affiliates                      166               (1,321)                540
      Change in income tax receivable/payable                            7,704               (2,172)              1,688
      Increase in other assets                                          (1,191)                (604)               (661)
      Increase in accrued investment income                               (438)                (483)             (1,764)
      Decrease/(increase) in reinsurance receivable                      2,152                 (268)               (676)
      Increase in deferred acquisition costs, net                     (174,804)            (190,969)           (153,918)



      Increase in income tax receivable - deferred                     (14,242)              (9,631)            (16,903)
      Increase in accounts payable and accrued expenses                 20,637                5,719              32,323
      Increase in drafts outstanding                                     9,663                6,245              13,032
      Change in foreign currency translation, net                          (22)                 (34)                (77)
      Realized gain on sale of investments                                 (99)                 (87)               (134)
                                                                    ------------         ------------        ------------
           Net cash used in operating activities                      (114,326)            (162,658)            (97,898)
                                                                    ------------         ------------        ------------

Cash flow from investing activities:

  Purchase of fixed maturity investments                               (31,828)             (28,905)            (96,813)
  Proceeds from sale and maturity of fixed maturity investments          4,049               10,755               8,947
  Purchase of shares in mutual funds                                    (7,158)              (5,595)             (2,160)
  Proceeds from sale of shares in mutual funds                           6,086                1,415               1,274
  Decrease/(increase) in policy loans                                      118                 (528)               (104)
                                                                    ------------         ------------        ------------
            Net cash used in investing activities                       (28,733)             (22,858)            (88,856)
                                                                    ------------         ------------        ------------

Cash flow from financing activities:

  Capital contributions from parent                                      8,362               29,277              40,375
  Surplus notes                                                              -                    -             110,000
  Increase in future fees payable to Parent                            135,944              185,922              47,112
  Net (withdrawals from)/deposits to contractowner accounts             (5,696)               6,959               5,753
                                                                    ------------         ------------        ------------

        Net cash provided by financing activities                      138,610              222,158             203,240
                                                                    ------------         ------------        ------------

          Net increase/(decrease) in cash and cash equivalents          (4,449)              36,642              16,486
                                                                    ------------         ------------        ------------

          Cash and cash equivalents at beginning of year                81,974               45,332              28,846
                                                                    ------------         ------------        ------------

            Cash and cash equivalents at end of year                  $ 77,525             $ 81,974            $ 45,332
                                                                    ============         ============        ============

Supplemental cash flow disclosure:
  Income taxes paid                                                   $ 14,651             $ 22,308            $ 11,177
                                                                    ============         ============        ============

  Interest paid                                                       $ 35,588             $ 16,916            $  7,095
                                                                    ============         ============        ============


                 See notes to consolidated financial statements.

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                         (a wholly-owned subsidiary of
                                     Skandia Insurance Company Ltd.)

                   Notes to Consolidated Financial Statements
                                December 31, 1998


1.      ORGANIZATION AND OPERATION

        American Skandia Life Assurance Corporation (the "Company") is a wholly-owned subsidiary of American Skandia Investment Holding Corporation (the "Parent"); whose ultimate parent is Skandia Insurance Company Ltd., a Swedish corporation.

        The Company develops long-term savings and retirement products which are distributed through its affiliated broker/dealer company, American Skandia Marketing, Incorporated ("ASM"). The Company currently issues variable life insurance and variable, fixed, market value adjusted and immediate annuities for individuals, groups and qualified pension plans.

        The Company has 99.9% ownership in Skandia Vida, S.A. de C.V. which is a life insurance company domiciled in Mexico. This Mexican life insurer is a start up company with expectations of selling long-term savings products within Mexico. Skandia Vida, S.A. de C.V. had total shareholder's equity of $4,724,000 and $1,509,000 as of December 31, 1998, and 1997, respectively, and has generated net losses of $2,514,000, $1,438,000 and $781,000 for the years ended December 31,
        1998, 1997 and 1996, respectively.


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

        B.  New Accounting Pronouncements

            In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") 133, "Accounting for Derivative Instruments and
            Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. The standard requires that all derivatives be carried on the balance sheets at fair value. The Company is currently not involved in derivatives or hedging instruments as part of its investment strategy. The Company is evaluating the potential impact of a change in accounting for derivative instruments embedded in certain products it issues. This standard is effective for years beginning after June 15, 1999.

            In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Software Developed or Obtained for Internal Use," which provides guidance for determining when computer software developed or obtained for internal use should be capitalized. It also provides guidance on the amortization of capitalized costs and the recognition of impairment. The Company is evaluating the potential impact of adopting this SOP, which is effective for fiscal years beginning after December 15, 1998.

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                          (a wholly-owned subsidiary of
                         Skandia Insurance Company Ltd.)

             Notes to Consolidated Financial Statements (continued)


         C.  Investments

             The Company has classified its fixed maturity investments as either held-to-maturity or available-for-sale. Investments classified as held-to-maturity are investments that the Company has the ability and intent to hold to maturity. Such investments are carried at amortized cost. Those investments which are classified as available-for-sale, are carried at fair value and changes in unrealized gains and losses are reported as a component of other comprehensive income.

             The Company has classified its mutual fund investments as available-for-sale. Such investments are carried at fair value and changes in unrealized gains and losses are reported as a component of other comprehensive income.

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

         E.  State Insurance Licenses

             Licenses to do business in all states have been capitalized and reflected at the purchase price of $6,000,000 less accumulated amortization. The cost of the licenses is being amortized over 40 years.

         F.  Fixed Assets

             Fixed assets consisting of furniture, equipment and leasehold improvements are carried at cost and depreciated on a straight-line basis over a period of three to five years. Accumulated depreciation amounted to $142,000 and $96,000 at December 31, 1998 and 1997, respectively. Depreciation expense for the years ended December 31, 1998, 1997 and 1996 was $46,000 and $63,000 and $29,000, respectively.

         G.  Income Taxes

             The Company is included in the consolidated federal income tax return of Skandia U.S. Investment Holding Corporation and its subsidiaries. In accordance with the tax sharing agreement, the federal and state income tax provision is computed on a separate return basis, as adjusted for consolidated items, such as net operating loss carryforwards.

             Income taxes are provided in accordance with SFAS 109, "Accounting for Income Taxes", which requires the asset and liability method of accounting for deferred taxes. The object of this method is to recognize an asset and liability for the expected future tax effects due to temporary differences between the financial reporting and the tax basis of assets and liabilities, based on enacted tax rates and other provisions of the tax law.

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                          (a wholly-owned subsidiary of
                         Skandia Insurance Company Ltd.)

             Notes to Consolidated Financial Statements (continued)


         H.  Recognition of Revenue and Contract Benefits

             Revenues for variable annuity contracts consist of charges against contractowner account values for mortality and expense risks, administration fees, surrender charges and an annual maintenance fee per contract. Benefit reserves for variable annuity contracts represent the account value of the contracts and are included in the separate account liabilities.

             Revenues for market value adjusted annuity contracts consist of separate account investment income reduced by benefit payments and changes in reserves in support of contractowner obligations, all of which are included in return credited to contractowners. Benefit reserves for these contracts represent the account value of the contracts, and are included in the general account liability for future contractowner benefits to the extent in excess of the separate account liabilities.

             Revenues for immediate annuity contracts without life contingencies consist of net investment income. Revenues for immediate annuity contracts with life contingencies consist of single premium payments recognized as annuity considerations when received. Benefit reserves for these contracts are based on the Society of Actuaries 1983 Table-a with assumed interest rates that vary by issue year. Assumed interest rates ranged from 6.25% to 8.25% and 6.5% to 8.25% at December 31, 1998 and
             December 31, 1997, respectively.

             Revenues for variable life insurance contracts consist of charges against contractowner account values for the maintenance and expense fees, cost of insurance fees and surrender charges. Benefit reserves for variable life
             insurance   contracts  represent  the  account  value  of  the
             contracts   and  are   included   in  the   separate   account
             liabilities.

         I.  Deferred Acquisition Costs

             The costs of acquiring new business, which vary with and are primarily related to the production of new business, are being deferred net of reinsurance. These costs include commissions, costs of contract issuance, and certain selling expenses that vary with production. These costs are being amortized generally in proportion to expected gross profits from surrender charges, policy and asset based fees and mortality and expense margins. This amortization is adjusted retrospectively and prospectively when estimates of current and future gross profits to be realized from a group of products are revised.

             Details  of  the  deferred   acquisition   costs  and  related
             amortization for the years ended December 31, are as follows:

                      (in thousands)           1998         1997        1996
                                               ----         ----        ----

             Balance at beginning of year    $546,703     $355,734    $201,816

             Acquisition costs deferred
               during the year                261,432      243,476     171,253

             Acquisition costs amortized
               during the year                (86,628)     (52,507)    (17,335)
                                             ---------    ---------   ---------

             Balance at end of year          $721,507     $546,703    $355,734
                                             ========     ========    ========

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                          (a wholly-owned subsidiary of
                         Skandia Insurance Company Ltd.)

             Notes to Consolidated Financial Statements (continued)


         J.  Reinsurance

             The Company cedes reinsurance under modified co-insurance arrangements. The reinsurance arrangements provide additional capacity for growth in supporting the cash flow strain from the Company's variable annuity and variable life insurance business. The reinsurance is effected under quota share contracts.

             The company reinsures certain mortality risks relating to the variable life insurance product, as well as, the guaranteed minimum death benefit feature in the variable annuity product.

             At December 31, 1998 and 1997, in accordance with the provisions of a modified coinsurance agreement, the Company accrued $1,976,000 and $0, respectively, for amounts receivable from favorable reinsurance experience on a block of variable annuity business.

         K.  Translation of Foreign Currency

             The financial position and results of operations of the Company's Mexican subsidiary are measured using local currency as the functional currency. Assets and liabilities of the subsidiary are translated at the exchange rate in effect at each year-end. Statements of income and shareholder's equity accounts are translated at the average rate prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are reported as a component of other comprehensive income.

         L.  Fair Values of Financial Instruments

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

             The carrying value of short-term borrowing approximates fair value due to the short-term nature of these liabilities.

             Fair values of certain financial instruments, such as future fees payable to parent and surplus notes are not readily determinable and are excluded from fair value disclosure requirements.

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                          (a wholly-owned subsidiary of
                         Skandia Insurance Company Ltd.)

             Notes to Consolidated Financial Statements (continued)


         M.  Separate Accounts

             Assets and liabilities in Separate Accounts are included as separate captions in the consolidated statements of financial condition. Separate Account assets consist principally of long term bonds, investments in mutual funds, short-term securities and cash and cash equivalents, all of which are carried at fair value. The investments are managed predominately through the Company's investment advisory affiliate, American Skandia Investment Services, Inc. ("ASISI"), utilizing various fund managers as sub-advisors. The remaining investments are managed by independent investment firms. The contractowner has the option of directing funds to a wide variety of mutual funds. The investment risk on the variable portion of a contract is borne by the contractowner. A fixed option with a minimum guaranteed interest rate is also available. The Company is responsible for the credit risk associated with these investments.

             Included in Separate Account liabilities are $771,195,000 and $773,067,000 at December 31, 1998 and 1997, respectively, relating to annuity contracts for which the contractowner is guaranteed a fixed rate of return. Separate Account assets of $771,195,000 and $773,067,000 at December 31, 1998 and 1997,
             respectively, consisting of long term bonds, short term securities, transfers due from general account and cash and cash equivalents are held in support of these annuity contracts, pursuant to state regulation.

         N.  Estimates

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

3.       COMPREHENSIVE INCOME

         As of January 1, 1998 the Company adopted SFAS 130, "Reporting Comprehensive Income," which sets standards for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's financial position or net income. SFAS 130 requires unrealized gains and losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholder's equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                          (a wholly-owned subsidiary of
                         Skandia Insurance Company Ltd.)

             Notes to Consolidated Financial Statements (continued)


        The components of comprehensive income, net of tax, for the years ended December 31, 1998, 1997 and 1996 were as follows:

                  (in thousands)                                           1998              1997           1996
                                                                           ----              ----           ----

         Net income                                                       $34,767          $27,548         $26,623
         Other comprehensive income:
            Unrealized investment gains/(losses) on
               available for sale securities                                2,751            1,288            (331)
            Reclassification adjustment for realized
               losses/(gains) included in investment income                   138              (14)            (99)
                                                                        ---------        ---------      ----------
            Net unrealized gains/(losses) on securities                     2,889            1,274            (430)

            Foreign currency translation                                      (22)             (22)             64
                                                                       ----------       ----------      ----------

         Other comprehensive income                                         2,867            1,252            (367)
                                                                         --------         --------       ----------

         Comprehensive income                                             $37,634          $28,800         $26,257
                                                                          =======          =======         =======


         The components of accumulated other comprehensive income, net of tax, as of December 31, 1998 and 1997 were as follows:

                  (in thousands)                                         1998                    1997
                                                                         ----                    ----

         Unrealized investment gains                                    $3,843                   $954
         Foreign currency translation                                     (308)                  (286)
                                                                      --------                  -----

         Accumulated other comprehensive income                         $3,535                   $668
                                                                        ======                   ====


4.       INVESTMENTS

         The amortized cost, gross unrealized gains/losses and estimated fair value of available-for-sale and held-to-maturity fixed maturities and investments in mutual funds as of December 31, 1998 and 1997 are shown below. All securities held at December 31, 1998 are publicly traded.

         Investments in fixed maturities as of December 31, 1998 consisted of the following:

                  (in thousands)                                     Held-to-Maturity

                                                                 Gross               Gross
                                           Amortized          Unrealized          Unrealized             Fair
                                             Cost                Gains              Losses               Value
         U.S. Government
            obligations                      $3,774                $57               $  -                $3,831

         Corporate securities                 4,515                 34                  -                 4,549
                                            -------               ----              -----               -------

            Totals                           $8,289                $91               $  -                $8,380
                                             ======                ===               ====                ======

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                         (a wholly-owned subsidiary of
                         Skandia Insurance Company Ltd.)

             Notes to Consolidated Financial Statements (continued)


                  (in thousands)                                     Available-for-Sale

                                                                Gross                Gross
                                         Amortized           Unrealized           Unrealized             Fair
                                           Cost                 Gains               Losses               Value
         U.S. Government
            obligations                   $  17,399            $   678               $  -             $  18,077

         Obligations of
            state and political
            subdivisions                        253                  7                  -                   260

         Corporate securities               117,774              5,160                 76             122,858
                                          ---------            -------               ----           -----------

            Totals                         $135,426             $5,845                $76              $141,195
                                           ========             ======                ===              ========


         The amortized cost and fair value of fixed maturities, by contractual maturity, at December 31, 1998 are shown below.

                  (in thousands)                        Held-to-Maturity                  Available-for-Sale

                                                    Amortized          Fair             Amortized           Fair
                                                      Cost             Value              Cost              Value

         Due in one year or less                      $4,927          $4,982       $           -  $           -

         Due after one through five years              3,362           3,398              54,789             56,850

         Due after five through ten years                  -               -              80,637             84,345
                                                  ----------      ----------          ----------         ----------

               Total                                  $8,289          $8,380            $135,426           $141,195
                                                      ======          ======            ========           ========


         Investments in fixed maturities as of December 31, 1997 consisted of the following:

                  (in thousands)                       Held-to-Maturity

                                                                    Gross               Gross
                                            Amortized            Unrealized          Unrealized             Fair
                                              Cost                  Gains              Losses               Value

         U.S. Government
            obligations                       $3,790                 $71                   $9                $3,852

         Obligations of
            state and political
            subdivisions                          50                   -                    -                    50

         Corporate
            securities                         5,527                   2                   19                 5,510
                                             -------               -----                 ----               -------

               Totals                         $9,367                 $73                  $28                $9,412
                                              ======                 ===                  ===                ======

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                          (a wholly-owned subsidiary of
                         Skandia Insurance Company Ltd.)

             Notes to Consolidated Financial Statements (continued)


                  (in thousands)                                 Available for Sale
                                                                 ------------------
                                                                Gross              Gross
                                         Amortized            Unrealized         Unrealized              Fair
                                           Cost                  Gains             Losses                Value
                                         ---------            ----------         ----------              -----
         U.S. Government
            obligations                   $ 14,999              $  202             $  -              $  15,201

         Obligations of
            state and political
            subdivisions                       202                   -                -                    202

         Corporate
            securities                      91,470               1,505               55                 92,920
                                        ----------             -------             ----             ----------

               Totals                     $106,671              $1,707              $55               $108,323
                                          ========              ======              ===               ========


        Proceeds from sales of fixed maturities during 1998, 1997 and 1996 were
        $999,000, $5,056,000  and  $8,732,000,   respectively.  Proceeds  from
        maturities during 1998, 1997 and 1996 were $3,050,000,  $5,700,000 and
        $215,000, respectively.

        The cost, gross unrealized gains/losses and fair value of investments in mutual funds at December 31, 1998 and 1997 are shown below:

             (in thousands)           Gross             Gross
                                    Unrealized        Unrealized       Fair
                      Cost            Gains             Losses         Value
                     ------         ----------        ----------      ------
         1998        $8,068            $416              $274         $8,210
                     ======            ====              ====         ======


         1997        $6,896            $ 43              $228         $6,711
                     ======            ====              ====         ======

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                          (a wholly-owned subsidiary of
                         Skandia Insurance Company Ltd.)

             Notes to Consolidated Financial Statements (continued)


         Net realized investment gains (losses) were as follows for the years ended December 31:

                  (in thousands)                                 1998                   1997               1996
                                                                 ----                   ----               ----

         Fixed maturities:
           Gross gains                                         $    -                   $  10             $   -
           Gross losses                                             (1)                    -                  -
         Investment in mutual funds:
           Gross gains                                             281                    116                140
           Gross losses                                           (181)                   (39)                (6)
                                                               -------                 ------              -----

         Totals                                                 $   99                  $  87               $134
                                                                ======                  =====               ====



5.       NET INVESTMENT INCOME

         The sources of net investment income for the years ended December 31, 1998, 1997 and 1996 were as follows:

                  (in thousands)                                1998                   1997                1996
                                                                ----                   ----                ----

         Fixed maturities                                     $  8,534                 $6,617            $   836
         Cash and cash equivalents                               1,717                  1,153                685
         Investment in mutual funds                              1,013                    554                144
         Policy loans                                               45                     28                  5
                                                           -----------              ---------         ----------

         Total investment income                                11,309                  8,352              1,670

         Investment expenses                                       179                    171                 84
                                                            ----------               --------          ---------

         Net investment income                                 $11,130                 $8,181             $1,586
                                                               =======                 ======             ======



6.       INCOME TAXES

         The significant components of income tax expense (benefit) for the years ended December 31, are as follows:

                (in thousands)                                 1998                  1997                  1996
                                                               ----                  ----                  ----

         Current tax expense                                  $22,384                $20,108              $12,865

         Deferred tax benefit                                 (14,230)                (9,630)             (16,903)
                                                             --------              ---------             --------

         Total income tax expense (benefit)                  $  8,154                $10,478             ($ 4,038)
                                                             ========                =======              =======

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                          (a wholly-owned subsidiary of
                         Skandia Insurance Company Ltd.)

             Notes to Consolidated Financial Statements (continued)


         The tax effects of significant items comprising the Company's deferred tax balance as of December 31, 1998 and 1997, are as follows:

                  (in thousands)                                         1998                         1997
                                                                         ----                         ----

         Deferred tax liabilities:
             Deferred acquisition costs                                ($210,731)                  ($159,766)
             Payable to reinsurers                                       (25,585)                    (25,369)
             Policy fees                                                    (859)                       (656)
             Unrealized investment gains and losses                       (2,069)                       (514)
                                                                     -----------                -------------

             Total                                                      (239,244)                   (186,305)
                                                                       ---------                   ---------

         Deferred tax assets:
             Net separate account liabilities                            225,600                     175,872
             Reserve for future contractowner benefits                    13,128                      15,121
             Other reserve differences                                    25,335                      10,534
             Deferred compensation                                         9,619                       7,187
             Surplus notes interest                                        3,375                       2,729
             Foreign exchange translation                                    166                         154
             Other                                                           882                         882
                                                                    ------------                ------------

             Total                                                       278,105                     212,479
                                                                       ---------                   ---------

             Income tax receivable - deferred                          $  38,861                   $  26,174
                                                                       =========                   =========

         Management believes that based on the taxable income produced in the current year and the continued growth in annuity products, the Company will produce sufficient taxable income in the future to realize its deferred tax asset. As such, the Company released the deferred tax valuation allowance of $9,325,000 in 1996.

         The income tax expense was different from the amount computed by applying the federal statutory tax rate of 35% to pre-tax income from continuing operations as follows:

                  (in thousands)                                     1998              1997                 1996
                                                                     ----              ----                 ----

         Income (loss) before taxes
             Domestic                                              $45,435             $39,464             $23,366
             Foreign                                                (2,514)             (1,438)               (781)
                                                                 ---------           ---------           ---------
             Total                                                  42,921              38,026              22,585

             Income tax rate                                            35%                 35%                 35%
                                                                 ---------           ---------           ---------

         Tax expense at federal
             statutory income tax rate                              15,022              13,309               7,905

         Tax effect of:
             Change in valuation allowance                               -                  -               (9,325)
             Dividend received deduction                            (9,085)             (4,585)             (2,266)
             Losses of foreign subsidiary                              880                 503                 273
             Meals and entertainment                                   487                 340                  43
             State income taxes                                        673                 577                 356
             Other                                                     177                 334              (1,024)
                                                                  --------             -------           ---------

         Income tax expense (benefit)                             $  8,154             $10,478           ($  4,038)
                                                                  ========             =======            =========


                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                          (a wholly-owned subsidiary of
                         Skandia Insurance Company Ltd.)

             Notes to Consolidated Financial Statements (continued)


7.       RECEIVABLE FROM/PAYABLE TO AFFILIATES

         Certain operating costs (including personnel, rental of office space, furniture, and equipment) have been charged to the Company at cost by
         American Skandia  Information  Services  and  Technology   Corporation
         ("ASIST"), an affiliated company; and likewise, the Company has charged operating costs to ASISI. The total cost to the Company for these items was $7,722,000, $5,572,000 and $11,581,000 for the years ended December
         31, 1998, 1997 and 1996, respectively. Income received for these items was $1,355,000, $3,225,000 and $1,148,000 for the years ended December
         31, 1998, 1997 and 1996, respectively. Amounts receivable from affiliates under these arrangements were $98,000 and $549,000 as of December 31, 1998 and 1997, respectively. Amounts payable to affiliates under these arrangements were $551,000 and $264,000 as of December 31, 1998 and 1997, respectively.


8.       FUTURE FEES PAYABLE TO PARENT

         In a series of transactions with its Parent, the Company sold certain rights to receive future fees and contract charges expected to be realized on variable portions of designated blocks of deferred annuity contracts. The effective dates and issue periods these transactions cover are as follows:


                             Closing    Effective        Contract Issue
            Transaction       Date         Date              Period
            -----------     --------    ---------      -----------------

               1996-1       12/16/96      9/1/96       1/1/94 -  6/30/96
               1997-1        7/23/97      6/1/97       3/1/96 -  4/30/97
               1997-2       12/30/97     12/1/97       5/1/95 - 12/31/96
               1997-3       12/30/97     12/1/97       5/1/96 - 10/31/97
               1998-1        6/30/98      6/1/98       1/1/97 -  5/31/98
               1998-2       11/10/98     10/1/98       5/1/97 -  8/31/98
               1998-3       12/30/98     12/1/98       7/1/96 - 10/31/98


        In connection with these transactions, the Parent issued collateralized notes in a private placement which are secured by the rights to receive future fees and charges purchased from the Company.

        Under the terms of the Purchase Agreements, the rights sold provide for the Parent to receive a percentage of future mortality and expense charges and contingent deferred sales charges, after reinsurance, expected to be realized over the remaining surrender charge period of the designated contracts (6 to 8 years). The percentage is 100% on transactions 1997-3 and 1998-3 and 80% on all other transactions.

        The Company did not sell the right to receive future fees and charges after the expiration of the surrender charge period.

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                          (a wholly-owned subsidiary of
                         Skandia Insurance Company Ltd.)

             Notes to Consolidated Financial Statements (continued)


        The proceeds from the sales have been recorded as a liability and are being amortized over the remaining surrender charge period of the designated contracts using the interest method. The present value of the transactions as of the respective effective date was as follows:

         (in thousands)
                                                               Present
           Transaction             Discount Rate                Value
           -----------             -------------               -------
             1996-1                    7.5%                    $50,221
             1997-1                    7.5%                     58,767
             1997-2                    7.5%                     77,552
             1997-3                    7.5%                     58,193
             1998-1                    7.5%                     61,180
             1998-2                    7.0%                     68,573
             1998-3                    7.0%                     40,128

        Payments representing fees and charges in the aggregate amount of $69,226,000, $22,250,000 and $0, were made by the Company to the Parent for the years ended December 31, 1998, 1997 and 1996, respectively. Related interest expense of $22,978,000, $6,842,000 and $42,000 has been included in the statement of income for the years ended December 31, 1998, 1997 and 1996, respectively.

        Expected payments of future fees payable to Parent as of December 31, 1998 are as follows:

                                     Year Ended
          (in thousands)            December 31,                    Amount
                                    ------------                  ----------
                                       1999                       $   64,520
                                       2000                           68,403
                                       2001                           67,953
                                       2002                           64,238
                                       2003                           54,382
                                       2004                           35,601
                                       2005                           12,441
                                       2006                            1,440
                                                                  ----------
                                       Total                      $  368,978
                                                                  ==========

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

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                          (a wholly-owned subsidiary of
                         Skandia Insurance Company Ltd.)

             Notes to Consolidated Financial Statements (continued)


9.      LEASES

        The Company leases office space under a lease agreement established in 1989 with ASIST. The lease expense for 1998, 1997 and 1996 was $3,588,000, $2,428,000 and $1,583,000, respectively. Future minimum lease payments per year and in aggregate as of December 31, 1998 are as follows:

         (in thousands)        1999                           $  3,619
                               2000                              5,070
                               2001                              5,070
                               2002                              5,070
                               2003                              5,070
                               2004 and thereafter              40,271
                                                              --------

                               Total                          $ 64,170
                                                              ========

10.     RESTRICTED ASSETS

        To comply with certain state insurance departments' requirements, the Company maintains cash, bonds and notes on deposit with various states. The carrying value of these deposits amounted to $3,747,000 and $3,757,000 as of December 31, 1998, and 1997, respectively. These deposits are required to be maintained for the protection of contractowners within the individual states.


11.     RETAINED EARNINGS AND DIVIDEND RESTRICTIONS

        Statutory basis shareholder's equity was $285,553,000 and $294,586,000 at December 31, 1998 and 1997, respectively.

        The statutory basis net loss was $13,152,000, $8,970,000 and $5,405,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

        Under various state insurance laws, the maximum amount of dividends that can be paid to shareholders without prior approval of the state insurance department is subject to restrictions relating to statutory surplus and net gain from operations. At December 31, 1998, no amounts may be distributed without prior approval.


12.     EMPLOYEE BENEFITS

        The Company has a 401(k) plan for which substantially all employees are eligible. Under this plan, the Company contributes 3% of salary for all participating employees and matches employee contributions at a 50%
        level up to an additional 3% Company contribution. Company contributions to this plan on behalf of the participants were $2,115,000, $1,220,000 and $850,000 for the years ended December 31,
        1998, 1997 and 1996, respectively.

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                         (a wholly-owned subsidiary of
                         Skandia Insurance Company Ltd.)

             Notes to Consolidated Financial Statements (continued)


        The Company has a deferred compensation plan, which is available to the internal field marketing staff and certain officers. Company contributions to this plan on behalf of the participants were $342,000, $270,000 and $245,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

        The Company and an affiliate cooperatively have a long-term incentive plan under which units are awarded to executive officers and other personnel. The program consists of multiple plans, with a new plan instituted each year. Generally, participants must remain employed by the Company or its affiliates at the time such units are payable in order to receive any payments under the plan. The accrued liability representing the value of these units was $21,372,000 and $15,720,000 as of December 31, 1998 and 1997, respectively. Payments under this plan were $2,407,000, $1,119,000 and $602,000 for the years ended
        December 31, 1998, 1997, and 1996, respectively.

13.     REINSURANCE

        The effect of reinsurance for the years ended December 31, 1998, 1997 and 1996 is as follows:

         (in thousands)                                    1998
                                                           ----
                                  Policy                 Change in             Return Credited
                             Charges and Fees         Policy Reserves         to Contractowners
                             ----------------         ---------------         -----------------
         Gross                   $215,425                $   691                  ($8,921)
         Ceded                     29,214                   (362)                       9
                                 --------                -------                  -------
         Net                     $186,211                $ 1,053                  ($8,930)
                                 ========                =======                  =======


                                                            1997
                                                            ----
                                  Policy                 Change in             Return Credited
                             Charges and Fees         Policy Reserves         to Contractowners
                             ----------------         ---------------         -----------------
         Gross                   $144,417                   $955                    ($1,972)
         Ceded                     23,259                    918                         46
                                 --------                  -----                    -------
         Net                     $121,158                  $  37                    ($2,018)
                                 ========                  =====                     ======


                                                            1996
                                                            ----
                                  Policy                 Change in              Return Credited
                             Charges and Fees         Policy Reserves          to Contractowners
                             ----------------         ---------------          -----------------
         Gross                    $87,370                   $815                     $779
         Ceded                     17,590                    180                      106
                                 --------                  -----                    -----
         Net                      $69,780                   $635                     $673
                                  =======                   ====                     ====


        Such ceded reinsurance does not relieve the Company of its obligations to policyholders. The Company remains liable to its policyholders for the portion reinsured to the extent that any reinsurer does not meet the obligations assumed under the reinsurance agreements.

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                          (a wholly-owned subsidiary of
                         Skandia Insurance Company Ltd.)

             Notes to Consolidated Financial Statements (continued)


14.    SURPLUS NOTES

       The Company has issued surplus notes to its Parent in exchange for cash. Surplus notes outstanding as of December 31, 1998 and 1997 were as follows:

              (in thousands)
                                                                                    Interest for the
                                        Interest      1998        1997           Years Ended December 31,
              Issue Date                  Rate       Amount      Amount        1998        1997       1996
              ----------                  ----       ------      ------        ----        ----       ----

         December 29, 1993                6.84%    $      -    $ 20,000       $ 1,387    $ 1,387    $ 1,391
         February 18, 1994                7.28%      10,000      10,000           738        738        740
         March 28, 1994                   7.90%      10,000      10,000           801        801        803
         September 30, 1994               9.13%      15,000      15,000         1,389      1,389      1,392
         December 28, 1994                9.78%      14,000      14,000         1,388      1,388      1,392
         December 19, 1995                7.52%      10,000      10,000           762        762        765
         December 20, 1995                7.49%      15,000      15,000         1,139      1,139      1,142
         December 22, 1995                7.47%       9,000       9,000           682        682        684
         June 28, 1996                    8.41%      40,000      40,000         3,411      3,411      1,747
         December 30, 1996                8.03%      70,000      70,000         5,699      5,699         31
                                                   --------    --------       -------    -------    -------      -
         Total                                     $193,000    $213,000       $17,396    $17,396    $10,087
                                                   ========    ========       =======    =======    =======

        The surplus note for $20,000,000 dated December 29, 1993 was converted to additional paid-in capital on December 31, 1998.

        All surplus notes mature seven years from the issue date.

        Payment of interest and repayment of principal for these notes is subject to certain conditions and require approval by the Insurance Commissioner of the State of Connecticut. At December 31, 1998 and 1997, $9,644,000 and $7,796,000, respectively, of accrued interest on surplus notes was not approved for payment under these criteria.


15.     SHORT-TERM BORROWING

        The Company had a $10 million short-term loan payable to the Parent at December 31, 1998 and 1997. The total interest expense to the Company was $622,000, $642,000 and $643,000 and for the years ended December 31, 1998, 1997 and 1996, respectively, of which $182,000 and $201,000 was payable as of December 31, 1998 and 1997, respectively.


16.     CONTRACT WITHDRAWAL PROVISIONS

        Approximately 99% of the Company's separate account liabilities are subject to discretionary withdrawal by contractowners at market value or with market value adjustment. Separate account assets which are carried at fair value are adequate to pay such withdrawals which are generally subject to surrender charges ranging from 10% to 1% for contracts held less than 10 years.

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                          (a wholly-owned subsidiary of
                         Skandia Insurance Company Ltd.)

             Notes to Consolidated Financial Statements (continued)


17.     SEGMENT REPORTING

        In June 1997, the FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards related to disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for financial statement periods beginning after December 15, 1997.

        During 1998, to complement its annuity products, the Company launched specific marketing and operational activities towards the release of variable life insurance and qualified retirement plan annuity products. As of December 31, 1998, sales were not significant enough to warrant full segment disclosures. Sales, as measured by premium received, for the year ended December 31, 1998 and assets under management as of December 31, 1998, for the respective segments were as follows:

                      (in thousands)                   Variable         Variable      Qualified
                                                        Annuity           Life           Plans         Total
                                                     ------------       --------      ---------     -----------
         Sales                                        $ 4,122,272        $1,188        $36,202      $ 4,159,662
                                                      ===========        ======        =======      ===========

         Assets under management                      $17,809,437        $1,295        $44,029      $17,854,761
                                                      ===========        ======        =======      ===========

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                          (a wholly-owned subsidiary of
                         Skandia Insurance Company Ltd.)

             Notes to Consolidated Financial Statements (continued)


18.     QUARTERLY FINANCIAL DATA (UNAUDITED)

        The  following  table  summarizes   information  with  respect  to  the
        operations of the Company on a quarterly basis:


                   (in thousands)                                            Three Months Ended
                                                     March 31          June 30        September 30       December 31
                                                     --------          -------        ------------       -----------
                      1998
                      ----
         Premiums and other insurance
            revenues                                  $ 50,593          $ 57,946         $ 62,445          $ 67,327
         Net investment income                           3,262             2,410            2,469             2,989
         Net realized capital gains (losses)               156                13              (46)              (24)
                                                      --------          --------         --------          --------
         Total revenues                                 54,011            60,369           64,868            70,292

         Benefits and expenses                          46,764            42,220           48,471            69,164
                                                      --------          --------         --------          --------

         Pre-tax net income                              7,247            18,149           16,397             1,128

         Income taxes                                    1,175             4,174            2,223               582
                                                      --------          --------         --------          --------

         Net income                                   $  6,072          $ 13,975         $ 14,174          $    546
                                                      ========          ========         ========          ========


                       1997
                       ----
         Premiums and other insurance
            revenues                                  $ 30,186          $ 34,056         $ 41,102          $ 44,402
         Net investment income                           1,369             2,627            2,031             2,154
         Net realized capital gains                         20                43               21                 3
                                                      --------          --------         --------          --------
         Total revenues                                 31,575            36,726           43,154            46,559

         Benefits and expenses                          18,319            30,465           31,179            40,025
                                                      --------          --------         --------          --------

         Pre-tax net income                             13,256             6,261           11,975             6,534

         Income taxes                                    4,260             2,614            3,354               250
                                                      --------          --------         --------          --------

         Net income                                   $  8,996          $  3,647         $  8,621          $  6,284
                                                      ========          ========         ========          ========


                       1996
                       ----
         Premiums and other insurance
            revenues                                  $ 16,606          $ 20,453         $ 22,366          $ 26,906
         Net investment income                             455               283              270               578
         Net realized capital gains                         92                13                6                23
                                                      --------          --------         --------          --------
         Total revenues                                 17,153            20,749           22,642            27,507

         Benefits and expenses                          12,725             9,430           17,007            26,304
                                                      --------         ---------         --------          --------

         Pre-tax net income                              4,428            11,319            5,635             1,203

         Income taxes                                    1,769             3,624            3,096           (12,527)
                                                      --------         ---------         --------          --------

         Net income                                   $  2,659         $   7,695         $  2,539          $ 13,730
                                                      ========         =========         ========          ========


        As described in Note 6, the valuation allowance relating to deferred income taxes was released during the three months ended December 31, 1996.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

              None

PART III

Item 10.      Directors and Executive Officers of the Registrant

              Information contained in the "Executive Officers and Directors" section of the prospectus of the Company's registration statement on Form S-1, (Reg. #333-00941) is incorporated herein by reference.

Item 11.      Executive Compensation

              Summary Compensation Table: The summary table below summarizes the compensation payable to the Chief Executive Officer and to the most highly compensated of our executive officers whose compensation exceeded $100,000 in 1998.

               Name and                                                    Annual                        LTIP
               Principal Position                  Year                    Salary                       Payouts

               Jan R. Carendi                      1998                   $784,361                    $301,999
               Chief Executive Officer             1997                    609,168                     171,803
                                                   1996                    505,694                     114,993

               Gordon C. Boronow                   1998                   $324,639                    $278,048
               President & Deputy Chief            1997                    260,938                     174,808
               Executive Officer                   1996                    179,426                      54,000

               Lincoln R. Collins                  1998                   $285,374                     $98,880
               Executive Vice President &          1997                    254,389                      57,756
               Chief Operating Officer             1996                    208,346                      19,099

               Thomas M. Mazzaferro                1998                   $232,385                    $146,679
               Executive Vice President &          1997                    216,707                      78,134
               Chief Financial Officer             1996                    139,830                      45,000

               Nathan David Kuperstock             1998                   $182,136                     $99,896
               Vice President                      1997                    215,219                      61,989
               Product Management                  1996                    145,283                      27,148

              Long Term  Incentive  Plans  (LTIP) - Awards  in the last  fiscal year: The following table provides information regarding our long-term incentive plan. Units are awarded to executive officers and other personnel. The table shows units awarded to the Chief Executive Officer and the most highly compensated of our executive officers whose compensation exceeded $100,000 in the fiscal year immediately preceding the date of this submission. This program is designed to induce participants to remain with the Company over long periods of time and to tie a portion of their compensation to the fortunes of the Company.

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

              Changes in the value of units reflect changes in the "embedded value" of the Company. "Embedded value" is the net asset value of the Company (valued at market value and not including the present value of future profits), plus the present value of the anticipated future profits (valued pursuant to state insurance law) on its existing contracts. Units will not have any value for participants if the embedded value does not increase by certain target percentages during the first four years of a plan. The target percentages may differ between each plan. Any amounts available under a plan are paid out in the fifth through eighth years of a plan. Payments under a particular year's plan will be postponed if the payment would exceed 20% of any pretax profit (as determined under state insurance law) earned by the Company and certain affiliates in the prior fiscal year or 30% of the individual's current year salary. The amount to be received by a participant at the time any payment is due will be the then current number of units payable multiplied by the then current value of such units.

                                                                                       (in thousands)
                                               Number     Period until               Estimated Future Payouts
               Name                          of Units       Payout           Threshold      Target       Maximum

               Jan R. Carendi                 210,000       Various                         $2,535

               Gordon C. Boronow              200,000       Various                          2,496

               Thomas M. Mazzaferro           145,000       Various                          1,652

               Lincoln R. Collins              86,250       Various                            942

               Nathan David Kuperstock         55,000       Various                            690

              The following directors' compensation is shown below in 1998:

                   Jan R. Carendi                               0

                   Gordon C. Boronow                            0

                   Nancy F. Brunetti                            0

                   Malcolm M. Campbell                          0

                   Lincoln R. Collins                           0

                   C. Henrik G. Danckwardt                      0

                   Wade A. Dokken                               0

                   Thomas M. Mazzaferro                         0

                   Gunnar J. Moberg                             0

                   Anders O. Soderstrom                         0

                   Amanda C. Sutyak                             0

                   C. Ake Svensson                              0

                   Bayard F. Tracy                              0


Item 12.       Security Ownership of Certain Beneficial Owners and Management

               None


Item 13.       Certain Relationships and Related Transactions

               None

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) Financial Information

         (1)  Financial Statements                    See Index to Consolidated
                                                      Financial Statements on
                                                      Page 11

         (2)  Financial Statement Schedules           None

     (b) Exhibits

         (2) Plans of acquisition, reorganization,    None
             Arrangement, liquidation or succession

         (3) Articles of Incorporation and By-Laws    Incorporated by reference
                                                      to the Company's Form N-4
                                                      (Reg. #33-19363)

         (4) Instruments defining the right of        Incorporated by reference
             security holders including indentures    to the Company's Reg.
                                                      #333-08853, #33-59993,
                                                      #33-86866, #33-87010,
                                                      #33-62793, #33-62933,
                                                      #333-26685, and #33-88362

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

        (11) Statement of Computation of per share
             earnings                                 Not required to be filed

        (12) Statements of Computation of Ratios      Not required to be filed

        (13) Annual Report to security holders        None

        (18) Letter re change in accounting
             principles                               None

        (19) Previously unfiled documents             None

        (21) Subsidiaries of the registrant           Incorporated by reference
                                                      to Part II of
                                                      Reg #333-26695

        (22) Published report regarding matters
             submitted to vote of security holders    None

        (23) Consents of experts and counsel          Not required to be filed

        (24) Powers of Attorney                       Incorporated by reference
                                                      to the Company's Forms
                                                      S-2 (Reg. #333-25733)

        (99) Additional exhibits                      None

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 26, 1999.

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION


                           By: /s/Thomas M. Mazzaferro
                                  --------------------
                              Thomas M. Mazzaferro
                          Executive Vice President and
                             Chief Financial Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 1999.



         *Jan R. Carendi
          --------------
          Jan R. Carendi
          Chief Executive Officer,
          Chairman of the Board and Director



Board of Directors

    *Gordon C. Boronow       *Nancy F. Brunetti           *Jan R. Carendi

   *Malcolm M. Campbell      *Lincoln R. Collins      *C. Henrik G. Danckwardt

     *Wade A. Dokken       *Thomas M. Mazzaferro          *Gunnar J. Moberg

  *Anders O. Soderstrom      *Amanda C. Sutyak            *C. Ake Svensson

    *Bayard F. Tracy




By: /s/ M. Priscilla Pannell
        --------------------
        M. Priscilla Pannell
        Corporate Secretary


*Pursuant to Powers of Attorney filed with the Registration Statement.