Form 10-K
period 1998-12-31
AMERICAN SKANDIA LIFE ASSURANCE CORP/CT
filed 1999-03-31
CIK 881453

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

         As of December 31, 1998, the Company had 734 direct salaried employees.

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




/s/ Ernst & Young, LLP
----------------------
Hartford, Connecticut

February 20, 1999

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholder of
     American Skandia Life Assurance Corporation
Shelton, Connecticut


We  have  audited  the accompanying   consolidated  statements  of  operations,
shareholder's equity, and cash flows of American Skandia Life Assurance Corporation and subsidiary (a wholly-owned subsidiary of Skandia Insurance Company Ltd.) for the year ended December 31, 1996. These consolidated financial
statements  are  the   responsibility   of  the   Company's   management.   Our
responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

                 (in thousands)
               Name and                                                  Annual                   LTIP
               Principal Position                  Year                  Salary                  Payouts
               -----------------------             ----                  ------                  -------
               Jan R. Carendi                      1998                   $784                    $302
               Chief Executive Officer             1997                    609                     172
                                                   1996                    506                     115

               Gordon C. Boronow                   1998                   $325                    $278
               President & Deputy Chief            1997                    261                     175
               Executive Officer                   1996                    179                      54

               Lincoln R. Collins                  1998                   $285                     $99
               Executive Vice President &          1997                    254                      58
               Chief Operating Officer             1996                    208                      19

               Thomas M. Mazzaferro                1998                   $232                    $147
               Executive Vice President &          1997                    217                      78
               Chief Financial Officer             1996                    140                      45

               Nathan David Kuperstock             1998                   $182                    $100
               Vice President                      1997                    215                      62
               Product Management                  1996                    145                      27

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

        (21) Subsidiaries of the registrant           Incorporated by reference
                                                      to Part II of
                                                      Reg #333-26695

        (22) Published report regarding matters
             submitted to vote of security holders    None

        (23) Consents of experts and counsel          Not required to be filed

        (24) Powers of Attorney                       Incorporated by reference
                                                      to the Company's Forms
                                                      S-2 (Reg. #333-25733)

        (99) Additional exhibits                      None

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 1999.

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION


                           By: /s/Thomas M. Mazzaferro
                                  --------------------
                              Thomas M. Mazzaferro
                          Executive Vice President and
                             Chief Financial Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 1999.



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