Form 10-Q
period 1999-03-31
AMERICAN SKANDIA LIFE ASSURANCE CORP/CT
filed 1999-05-14
CIK 881453

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For the Quarterly Period Ended March 31, 1999

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

                         Telephone Number (203) 926-1888




Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes x No __


As of May 14, 1999, there were 25,000 shares of outstanding common stock, par value $80 per share, of the registrant, consisting of 100 shares of voting and 24,900 shares of non-voting common stock, all of which were owned by American Skandia Investment Holding Corporation, a wholly-owned subsidiary of Skandia Insurance Company Ltd., a Swedish corporation.

           AMERICAN SKANDIA LIFE ASSURANCE CORPORATION (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)


                                TABLE OF CONTENTS


                                                                          Page
PART I.  FINANCIAL INFORMATION:

  Item 1.  Financial Statements:

           Consolidated Statements of Financial Condition -
             March 31, 1999 (unaudited)
             and December 31, 1998                                           3

           Consolidated Statements of Income (unaudited) -
             Three months ended March 31, 1999
             and March 31, 1998                                              4

           Consolidated  Statements of Shareholder's  Equity
             Three months ended March 31, 1999 (unaudited)
             and December 31, 1998                                           5

           Consolidated Statements of Cash Flows (unaudited)
             Three months ended March 31, 1999
             and March 31, 1998                                              6

           Notes to Unaudited Consolidated Financial Statements              7


  Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations
             - Three months ended March 31, 1999                             9


  Item 3.  Quantitive and Qualitative Disclosures about Market Risk         13


PART II.   OTHER INFORMATION:

  Item 6.  Exhibits and Reports on Form 8-K                                 13

             Signatures                                                     14

             Exhibit Index                                                  16

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
         (a wholly-owned subsidiary of Skandia Insurance Company, Ltd.)

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (in thousands)

                                                                         March 31,            December 31,
                                                                            1999                  1998
                                                                        (unaudited)
                                                                       ---------------       ---------------
                                                                       ---------------       ---------------
ASSETS

Investments:
   Fixed maturities - at amortized cost                              $          8,281      $          8,289
   Fixed maturities - at fair value                                           137,852               141,195
   Mutual funds                                                                 9,926                 8,210
   Policy loans                                                                   609                   569
                                                                       ---------------       ---------------
      Total investments                                              $        156,668      $        158,263

Cash and cash equivalents                                                      69,750                77,525
Accrued investment income                                                       2,541                 2,880
Fixed assets                                                                      335                   328
Deferred acquisition costs                                                    785,974               721,507
Reinsurance receivable                                                          8,228                 4,191
Receivable from affiliates                                                          -                 1,161
Income tax receivable - deferred                                               41,485                38,861
State insurance licenses                                                        4,375                 4,413
Other assets                                                                    4,239                 3,744
Separate account assets                                                    19,900,125            17,835,400
                                                                       ---------------       ---------------
      Total assets                                                   $     20,973,720      $     18,848,273
                                                                       ===============       ===============

LIABILITIES AND SHAREHOLDER'S EQUITY

LIABILITIES:
  Reserve for future contractowner benefits                          $         38,833      $         37,508
  Policy reserves                                                              30,852                25,545
  Drafts outstanding                                                           30,183                28,941
  Accounts payable and accrued expenses                                        92,150                91,827
  Income tax payable                                                            6,609                 6,657
  Payable to affiliates                                                        51,949                     -
  Future fees payable to parent                                               356,879               368,978
  Short-term borrowing                                                         10,000                10,000
  Surplus notes                                                               193,000               193,000
  Separate account liabilities                                             19,900,125            17,835,400
                                                                       ---------------       ---------------
      Total liabilities                                              $     20,710,580      $     18,597,856
                                                                       ---------------       ---------------
 SHAREHOLDER'S EQUITY:
  Common stock, $80 par, 25,000 shares
   authorized, issued and outstanding                                $          2,000      $          2,000
  Additional paid-in capital                                                  181,089               179,889
  Retained earnings                                                            78,403                64,993
  Accumulated other comprehensive income                                        1,648                 3,535
                                                                       ---------------       ---------------
      Total shareholder's equity                                              263,140               250,417
                                                                       ---------------       ---------------
       Total liabilities and shareholder's equity                     $     20,973,720      $     18,848,273
                                                                       ===============       ===============

            See notes to unaudited consolidated financial statements.

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
         (a wholly-owned subsidiary of Skandia Insurance Company, Ltd.)

                        CONSOLIDATED STATEMENTS OF INCOME
                              (unaudited)
                             (in thousands)

                                                                               Three Months Ended March 31,
                                                                                 1999               1998
                                                                             -------------      -------------
REVENUES

Annuity and life insurance charges & fees                                  $       60,418     $       39,786
Fee income                                                                         16,977             10,688
Net investment income                                                               2,654              3,261
Premium income                                                                        749                 50
Net realized capital gains                                                            295                156
Other                                                                                 365                 70
                                                                             -------------      -------------
    Total Revenues                                                                 81,458             54,011
                                                                             -------------      -------------

BENEFITS AND EXPENSES

Benefits:
  Annuity benefits                                                                    221                366
  Change in annuity policy reserves                                                   757                238
  Cost of minimum death benefit reinsurance                                         1,749              1,369
  Return credited to contractowners                                                (4,226)             1,667
                                                                             -------------      -------------
                                                                                   (1,499)             3,640
                                                                             -------------      -------------

Expenses:
  Underwriting, acquisition and other insurance expenses                           51,878             34,293
  Interest expense                                                                 13,825              8,831
                                                                             -------------      -------------
                                                                                   65,703             43,124
                                                                             -------------      -------------

     Total Benefits and Expenses                                                   64,204             46,764
                                                                             -------------      -------------

Income from operations before income taxes                                         17,254              7,247

     Income tax expense                                                             3,844              1,175
                                                                             -------------      -------------

        Net income                                                         $       13,410     $        6,072
                                                                             =============      =============


         See notes to unaudited consolidated financial statements.

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
         (a wholly-owned subsidiary of Skandia Insurance Company, Ltd.)

                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                                 (in thousands)

                                                                         March 31,            December 31,
                                                                            1999                  1998
                                                                        (unaudited)
                                                                       ---------------       ---------------
Common stock:
   Beginning and ending balance                                      $          2,000      $          2,000

Additional paid in capital:
  Beginning balance                                                           179,889               151,527
    Additional contributions                                                    1,200                28,362
                                                                       ---------------       ---------------
       Ending balance                                                         181,089               179,889

Retained earnings:
   Beginning balance                                                           64,993                30,226
      Net income                                                               13,410                34,767
                                                                       ---------------       ---------------
         Ending balance                                                        78,403                64,993

Accumulated other comprehensive income:
   Beginning balance                                                            3,535                   668
      Other comprehensive income                                               (1,887)                2,867
                                                                       ---------------       ---------------
          Ending balance                                                         1,648                 3,535
                                                                       ---------------       ---------------

            Total shareholder's equity                               $        263,140      $        250,417
                                                                       ===============       ===============







            See notes to unaudited consolidated financial statements.

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
         (a wholly-owned subsidiary of Skandia Insurance Company, Ltd.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                         Three Months Ended March 31,
                                                                           1999                1998
                                                                       -------------       -------------
Cash Flow from operating activities:

Net income                                                          $        13,410      $        6,072
Adjustments to reconcile net income to net cash
  (used in)/provided by operating activities:
    Increase/(decrease) in policy reserves                                    5,307              (3,299)
    Amortization of bond discount                                                30                  20
    Amortization of insurance licenses                                           38                  38
    Change in receivable from/payable to affiliates                          53,110               4,012
    (Decrease)/increase in income tax payable                                   (48)              1,580
    Increase in other assets                                                   (502)             (1,700)
    Decrease/(increase) in accrued investment income                            339                 (89)
    (Increase)/decrease in reinsurance receivable                            (4,037)              2,387
    Increase in deferred acquisition costs, net                             (64,467)            (41,508)
    Increase in income tax receivable - deferred                             (1,782)               (519)
    Increase in accounts payable and accrued expenses                           323              24,295
    Increase in drafts outstanding                                            1,242              11,964
    Change in foreign currency translation, net                                 204                   9
    Realized gain on sale of investments                                       (295)               (156)
                                                                       -------------       -------------
        Net cash provided by operating activities                             2,872               3,106
                                                                       -------------       -------------
Cash flow from investing activities:

    Purchase of fixed maturity investments                                        -             (17,736)
    Proceeds from sale and maturity of fixed maturity investments                 -                  50
    Purchase of shares in mutual funds                                      (12,491)             (3,833)
    Proceeds from sale of shares in mutual funds                             11,458               4,606
    Increase in policy loans                                                    (40)               (168)
                                                                       -------------       -------------
        Net cash used in investing activities                                (1,073)            (17,081)
                                                                       -------------       -------------
Cash flow from financing activities:

    Capital contributions from parent                                         1,200               1,063
    Increase in future fees payable to parent                               (12,099)             (6,532)
    Net (withdrawals from)/deposits to contractowner accounts                 1,325                (461)
                                                                       -------------       -------------

    Net cash used in financing activities                                    (9,574)             (5,930)
                                                                       -------------       -------------

    Net decrease in cash and cash equivalents                                (7,775)            (19,905)

Cash and cash equivalents at beginning of period                             77,525              81,974
                                                                       -------------       -------------

Cash and cash equivalents at end of period                           $       69,750      $       62,069
                                                                      =============       =============

Supplemental cash flow disclosure:
    Income taxes paid                                                $        4,901      $            -
                                                                       =============       =============

    Interest paid                                                    $       17,361      $        8,281
                                                                       =============       =============


           See notes to unaudited consolidated financial statements.
                                 6

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
         (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1999


1.  BASIS OF PRESENTATION

    The  accompanying   unaudited  consolidated  financial  statements  of
    American Skandia Life Assurance Corporation (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto in the Company's audited consolidated financial statements for the year ended December 31, 1998.

    Certain reclassifications have been made to prior period amounts to conform with the current period presentation.

2.  NEW ACCOUNTING PRONOUNCEMENT

    In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Software Developed or Obtained for Internal Use," which provides guidance for determining when computer software developed or obtained for internal use should be capitalized. It also provides guidance on the amortization of capitalized costs and the recognition of impairment. The Company has identified and capitalized $543,000 of costs associated with internal use software through the first three months of 1999.

3.  SEGMENT REPORTING

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

    During 1998, to complement its annuity products, the Company launched specific marketing and operational activities towards the release of variable life insurance and qualified retirement plan annuity products. As of March 31, 1999, sales were not significant enough to warrant full segment disclosures. Sales, as measured by premium received, for the year ended March 31, 1999 and assets under management as of March 31, 1999, for the respective segments were as follows:

           (in thousands)          Variable       Variable    Qualified
                                    Annuity         Life        Plans           Total
                                 ------------      ------      -------     ------------

    Sales                        $  1,414,854      $1,208      $13,764     $  1,429,826
                                 ============      ======      =======     ============

    Assets under management      $ 19,832,584      $2,583      $63,596     $ 19,898,763
                                 ============      ======      =======     ============

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
          (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)


        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                 March 31, 1999


4.  COMPREHENSIVE INCOME

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

    The components of comprehensive income, net of tax, for the three months ended March 31, 1999 and 1998 were as follows:

     (in thousands)                                     1999             1998
                                                        ----             ----

    Net income                                        $13,410           $6,072
    Other comprehensive income:
      Net unrealized gains/(losses) on securities      (2,024)             305
      Foreign currency translation                        137                6
                                                      --------          ------

    Other comprehensive income                         (1,887)             311
                                                      --------          ------

    Comprehensive income                              $11,523           $6,383
                                                      =======           ======

    The components of accumulated other comprehensive income, net of tax, as of March 31, 1999 and December 31, 1998 were as follows:

                  (in thousands)                        1999             1998
                                                        ----             ----

    Unrealized investment gains                       $ 1,819           $3,843
    Foreign currency translation                         (171)            (308)
                                                      -------           ------

    Accumulated other comprehensive income            $ 1,648           $3,535
                                                      =======           ======


5.  FOREIGN ENTITY

    The Company has a 99.9% ownership in Skandia Vida, S.A. de C.V. ("Skandia Vida") which is a life insurance company domiciled in Mexico, selling long term savings products within Mexico. Skandia Vida had total shareholders' equity of $5,563,000 as of March 31, 1999 and $4,724,000 as of December 31, 1998 and has generated losses of $565,000 and $264,000 for the three months ended March 31, 1999 and 1998, respectively.

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
          (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                        Three months ended March 31, 1999


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

In April 1998, the Company began offering a term life insurance product in support of an affiliate's mutual fund products. In May 1998, the Company launched a single premium variable life insurance product and in January 1999 the Company launched its second variable life product, which was designed as a flexible premium product.

The Company markets its products to independent financial planners and broker-dealers through an internal field marketing staff. In addition, the Company markets through and in conjunction with financial institutions such as banks that are permitted directly, or through affiliates, to sell annuities and life insurance.


RESULTS OF OPERATIONS

Annuity and life insurance sales volume for the three months ended March 31, 1999 and 1998 was $1,429,826,000 and $848,826,000, respectively, an increase of
68%. This increase was the result of innovative product development activities, favorable market conditions, the recruitment and retention of top producers, and the continued success of the Company's highly rated customer service teams. Assets grew $2,125,447,000 or 11% since December 31, 1998. This increase is a direct result of the strong performance of the stock markets over the first quarter of 1999, which has contributed to the growth in separate account assets, combined with increases in separate account assets and deferred acquisition costs over the same period due to sales volume. Liabilities grew $2,112,724,000 or 11% since December 31, 1998 as a result of an increase in additional reserves required for the market and sales-related growth of separate account assets as well as an increase in advances from the Parent.

The Company experienced a net gain of $13,410,000 after tax for the current period compared with $6,072,000 for the same period last year. The increase was the result of greater than expected sales levels and tremendous growth in assets under mangement, which generated higher amounts of annuity charges and fees and transfer agency type fee income, combined with expense levels consistent with the level of sales volume.


REVENUES

Due to strong market conditions and as a result of the significant growth in sales and assets under management, contract owner fees and charges and fees generated from transfer agency type activities increased $26,921,000 or 53% in the first quarterof 1999 over the first quarter of 1998. This is compared to an increase of 69% for the three months ended March 31, 1998.

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
          (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)


Net investment income decreased 19% as compared with an increase of 36% in 1998. In the first three months of 1998 the Company held a large amount of short-term investments, resulting in an unusually high amount of investment income for a three month period. Additionally, the Company experienced a significant cash drain from the high sales volume during the first quarter of 1999, limiting growth in invested assets. In the first quarter of 1998, the increase was a result of income generated from bond holdings, which were increased in 1998 and 1997 to meet risk based capital goals,which in turn, have increased as a result of the growth in business.

Premium income represents premiums earned on sales of immediate annuities with life contingencies, supplementary contracts with life contingencies and certain life insurance products. There have been minimal sales of these ancillary products during 1999 and 1998.


BENEFITS

Annuity benefits and the change in annuity policy reserves relate to annuity contracts with mortality risks, these being immediate annuity contracts with life contingencies and supplementary contracts with life contingencies.Due to the age of these policies in force and the relative insignificance of these products to the Company's overall portfolio of products, fluctuations in these benefits were of marginal importance to the Company's total operations.

The Company reinsures the guaranteed minimum death benefit exposure on most of the variable annuity contracts. The costs (minimum guaranteed death benefit premium per reinsurance contracts) associated with reinsuring the guaranteed minimum death benefit reserve exceeded the change in the guaranteed minimum death benefit reserve during the first three months of 1999 and 1998. This cost increased by 28% in 1999 and 56% in 1998.

Return credited to contractowners includes primarily revenues on the variable and market value adjusted annuities and variable life insurance, offset by the benefit payments and change in reserves required on this business. The return credited to contractowners for the three months ended March 31, 1999, in the amount of ($4,226,000), represented slightly favorable Separate Account investment returns on the market value adjusted contracts in support of the benefits and required reserves. This compares with $1,667,000 at March 31, 1998 which represented a lower than expected return on market value adjusted contracts, along with a timing difference (loss) related to March 31, 1998 bond market fluctuations.


EXPENSES

Underwriting, acquisition and other insurance expenses for the three months ended March 31, 1999 and 1998 were as follows:

            (in thousands)               March 31,        March 31,
                                           1999             1998

     Commissions                         $81,197          $44,673
     General expenses                     35,148           31,128
     Net capitalization of deferred
       acquisition costs                 (64,467)         (41,508)
                                         --------         -------

     Underwriting, acquisition and
       other insurance expenses          $51,878          $34,293
                                         =======          =======

Commissions increased with the growth in sales and assets under management. General expenses increased with the growth in sales, along with start up costs associated with the Company's entry into variable life insurance and qualified plans. The net capitalization of deferred acquisition costs also increased with the growth in sales related costs.

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
          (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)


Interest expense increased $4,994,000 or 57% over the three months ended March 31, 1998 as a result of additional financing transactions, which consisted of the sale of future fees to the Parent ("securitization transactions") initiated throughout 1998. Surplus notes as of March 31, 1999 and December 31, 1998 totaled $193,000,000.

The effective income tax rates for the periods ended March 31, 1999, and 1998 were 22% and 16%, respectively. The effective rate is lower than the corporate rate of 35% due to permanent differences, with the most significant item being the dividend received deduction. Management believes that based on the taxable income produced in 1998 and the first three months of 1999, as well as the continued growth in annuity sales, the Company will produce sufficient taxable income in the future to realize its deferred tax assets.


LIQUIDITY AND CAPITAL RESOURCES

The Company's first quarter 1999 liquidity requirement was met by cash from insurance operations, reinsurance, investment activities, borrowings from its Parent and the November and December 1998 sale of rights to future fees and charges to its Parent.

Through the first three months of 1999 and 1998 approximately 95% and 97%, respectively, of sales were variable annuity and life insurance products. Most products carry a contingent deferred sales charge, which causes a temporary cash strain in that 100% of the proceeds are invested in separate accounts supporting the product leaving a cash (but not capital) strain caused by the acquisition cost for the new business. This cash strain required the
Company to look beyond the cash made available by insurance operations and investments of the Company to financing in the form of surplus notes, capital contributions, the sale of certain rights to future fees and modified coinsurance arrangements.

In the first quarter of 1999, the Company received $52,000,000 from its Parent in advance of planned securitization transactions scheduled for the second quarter of 1999.

During 1999 the Company extended its reinsurance agreements (which were initiated prior to1996). The reinsurance agreements are modified coinsurance arrangements where the reinsurer shares in the experience of a specific book of business.

The Company expects the continued use of reinsurance and securitization transactions to fund the cash strain anticipated from the acquisition costs on the coming years' sales volume.

The Company has long-term surplus notes and short-term borrowings with its Parent. No dividends have been paid to its Parent.

The National Association of Insurance Commissioners ("NAIC") requires insurance companies to report information regarding minimum Risk Based Capital ("RBC") requirements.These requirements are intended to allow insurance regulators to identify companies which may need regulatory attention. The RBC model law requires that insurance companies apply various factors to asset, premium and reserve items, all of which have inherent risks. The formula includes components for asset risk, insurance risk, interest risk and business risk. The Company has complied with the NAIC's RBC reporting requirements and has total adjusted capital well above required capital.

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
         (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)


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

American Skandia has initiated formal communications with parties that provide third party administration, record keeping and trust services in connection with its life insurance and qualified retirement plan annuities business. Management has already received several written assurances that these firms will be Year 2000 compliant. The Company expects to have certifications from all remaining parties by July 1999.American Skandia is currently developing contingency plans in the event that these targets are not met.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the Company's market risk during the first quarter of 1999.The Company has provided a discussion of its market risks in Item 7A of Part II of the December 31, 1998 Form 10-K.


PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)      See Exhibit Index
          (b)      None

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



May 14, 1999

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



May 14, 1999

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