Form 10-Q
period 1999-06-30
AMERICAN SKANDIA LIFE ASSURANCE CORP/CT
filed 1999-08-13
CIK 881453

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For the Quarterly Period Ended June 30, 1999

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


As of August 10, 1999, there were 25,000 shares of outstanding common stock, par value $80 per share, of the registrant, consisting of 100 shares of voting and 24,900 shares of non-voting common stock, all of which were owned by American Skandia Investment Holding Corporation, a wholly-owned subsidiary of Skandia Insurance Company Ltd., a Swedish corporation.

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
          (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)


                                TABLE OF CONTENTS


                                                                          Page
PART I.  FINANCIAL INFORMATION:

  Item 1.  Financial Statements:

    Consolidated Statements of Financial Condition -
      June 30, 1999 (unaudited)
      and December 31, 1998                                                 3

    Consolidated Statements of Income (unaudited) -
      Six months ended June 30, 1999
      and June 30, 1998                                                     4

    Consolidated Statements of Income (unaudited) -
      Three months ended June 30, 1999
      and June 30, 1998                                                     5

    Consolidated Statements of Shareholder's Equity  -
      June 30, 1999 (unaudited)
      and December 31, 1998                                                 6

    Consolidated  Statements of Cash Flows  (unaudited) Six months ended June 30, 1999
      and June 30, 1998                                                     7

    Notes to Unaudited Consolidated Financial Statements                    8


  Item 2.  Management's Discussion and Analysis
           of Financial Condition and Results of Operations
           - Six months ended June 30, 1999                                11


  Item 3. Quantitative and Qualitative Disclosures about Market Risk       15


PART II.  OTHER INFORMATION:

  Item 6. Exhibits and Reports on Form 8-K                                 15

          Signatures                                                       16

          Exhibit Index                                                    18

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
         (a wholly-owned subsidiary of Skandia Insurance Company, Ltd.)

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (in thousands)

                                                                          June 30,            December 31,
                                                                            1999                  1998
                                                                        (unaudited)
                                                                       ---------------       ---------------

ASSETS

Investments:
   Fixed maturities - at amortized cost                              $          8,060      $          8,289
   Fixed maturities - at fair value                                           134,281               141,195
   Mutual funds                                                                11,446                 8,210
   Policy loans                                                                   737                   569
                                                                       ---------------       ---------------

      Total investments                                              $        154,524      $        158,263

Cash and cash equivalents                                                      69,670                77,525
Accrued investment income                                                       3,100                 2,880
Fixed assets                                                                      368                   328
Deferred acquisition costs                                                    885,098               721,507
Reinsurance receivable                                                          4,829                 4,191
Receivable from affiliates                                                        523                 1,161
Income tax receivable - deferred                                               41,487                38,861
State insurance licenses                                                        4,338                 4,413
Other assets                                                                    4,772                 3,744
Separate account assets                                                    22,074,578            17,835,400
                                                                       ---------------       ---------------
      Total assets                                                   $     23,243,287      $     18,848,273
                                                                       ===============       ===============

LIABILITIES AND SHAREHOLDER'S EQUITY

LIABILITIES:
  Reserve for future contractowner benefits                          $         33,957      $         37,508
  Policy reserves                                                              37,178                25,545
  Drafts outstanding                                                           31,074                28,941
  Accounts payable and accrued expenses                                       108,231                91,827
  Income tax payable                                                            2,112                 6,657
  Future fees payable to parent                                               464,910               368,978
  Short-term borrowing                                                         10,000                10,000
  Surplus notes                                                               193,000               193,000
  Separate account liabilities                                             22,074,578            17,835,400
                                                                       ---------------       ---------------
      Total liabilities                                              $     22,955,040      $     18,597,856
                                                                       ---------------       ---------------

SHAREHOLDER'S EQUITY:
  Common stock, $80 par, 25,000 shares
   authorized, issued and outstanding                                $          2,000      $          2,000
  Additional paid-in capital                                                  191,579               179,889
  Retained earnings                                                            94,760                64,993
  Accumulated other comprehensive income                                          (92)                3,535
                                                                       ---------------       ---------------

      Total shareholder's equity                                              288,247               250,417
                                                                       ---------------       ---------------

      Total liabilities and shareholder's equity                     $     23,243,287      $     18,848,273
                                                                       ===============       ===============


            See notes to unaudited consolidated financial statements.
                                        3

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
         (a wholly-owned subsidiary of Skandia Insurance Company, Ltd.)

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                                 (in thousands)

                                                                                Six Months Ended June 30,
                                                                                 1999               1998
                                                                             -------------      -------------

REVENUES

Annuity and life insurance charges & fees                                  $      128,807     $       85,083
Fee income                                                                         36,290             23,227
Net investment income                                                               5,496              5,671
Premium income                                                                        908                 81
Net realized capital gains                                                            320                170
Other                                                                                 842                148
                                                                             -------------      -------------

    Total Revenues                                                                172,663            114,380
                                                                             -------------      -------------

BENEFITS AND EXPENSES

Benefits:
  Annuity benefits                                                                    380                559
  Change in annuity policy reserves                                                 9,278                403
  Cost of minimum death benefit reinsurance                                         2,955              2,674
  Return credited to contractowners                                                (3,862)            (7,016)
                                                                             -------------      -------------

                                                                                    8,751             (3,380)
                                                                             -------------      -------------

Expenses:
  Underwriting, acquisition and other insurance expenses                           93,941             73,567
  Interest expense                                                                 29,218             18,797
                                                                             -------------      -------------

                                                                                  123,159             92,364
                                                                             -------------      -------------

     Total Benefits and Expenses                                                  131,910             88,984
                                                                             -------------      -------------

Income from operations before income taxes                                         40,753             25,396

     Income tax expense                                                            10,986              5,349
                                                                             -------------      -------------

        Net income                                                         $       29,767     $       20,047
                                                                             =============      =============



            See notes to unaudited consolidated financial statements.
                                        4

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
         (a wholly-owned subsidiary of Skandia Insurance Company, Ltd.)

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                                 (in thousands)

                                                                               Three Months Ended June 30,
                                                                                 1999               1998
                                                                             -------------      -------------

REVENUES

Annuity and life insurance charges & fees                                  $       68,486     $       45,297
Fee income                                                                         19,313             12,540
Net investment income                                                               2,842              2,410
Premium income                                                                        159                 31
Net realized capital gains                                                             25                 13
Other                                                                                 477                 78
                                                                             -------------      -------------

    Total Revenues                                                                 91,302             60,369
                                                                             -------------      -------------

BENEFITS AND EXPENSES

Benefits:
  Annuity benefits                                                                    159                193
  Change in annuity policy reserves                                                 8,521                165
  Cost of minimum death benefit reinsurance                                         1,206              1,305
  Return credited to contractowners                                                  (432)            (8,683)
                                                                             -------------      -------------
                                                                                    9,454             (7,020)
                                                                             -------------      -------------

Expenses:
  Underwriting, acquisition and other insurance expenses                           42,956             39,274
  Interest expense                                                                 15,393              9,966
                                                                             -------------      -------------

                                                                                   58,349             49,240
                                                                             -------------      -------------

     Total Benefits and Expenses                                                   67,803             42,220
                                                                             -------------      -------------

Income from operations before income taxes                                         23,499             18,149

     Income tax expense                                                             7,142              4,174
                                                                             -------------      -------------

        Net income                                                         $       16,357     $       13,975
                                                                             =============      =============


            See notes to unaudited consolidated financial statements.

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
         (a wholly-owned subsidiary of Skandia Insurance Company, Ltd.)

                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                                 (in thousands)

                                                                          June 30,            December 31,
                                                                            1999                  1998
                                                                        (unaudited)
                                                                       ---------------       ---------------

Common stock:
   Beginning and ending balance                                      $          2,000      $          2,000

Additional paid in capital:
  Beginning balance                                                           179,889               151,527
    Additional contributions                                                   11,690                28,362
                                                                       ---------------       ---------------
       Ending balance                                                         191,579               179,889

Retained earnings:
   Beginning balance                                                           64,993                30,226
      Net income                                                               29,767                34,767
                                                                       ---------------       ---------------
         Ending balance                                                        94,760                64,993

Accumulated other comprehensive income:
   Beginning balance                                                            3,535                   668
      Other comprehensive income                                               (3,627)                2,867
                                                                       ---------------       ---------------
         Ending balance                                                           (92)                3,535
                                                                       ---------------       ---------------
            Total shareholders equity                                $        288,247      $        250,417
                                                                       ===============       ===============

            See notes to unaudited consolidated financial statements.

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
         (a wholly-owned subsidiary of Skandia Insurance Company, Ltd.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                          Six Months Ended June 30,
                                                                           1999                1998
                                                                       -------------       -------------

Cash Flow from operating activities:

Net income                                                          $        29,767      $       20,047
Adjustments to reconcile net income to net cash
  used in operating activities:
    Increase in policy reserves                                              11,633                 729
    Amortization of bond discount                                                60                  47
    Amortization of insurance licenses                                           75                  75
    Change in receivable from/payable to affiliates                             638               4,191
    (Decrease)/increase in income tax payable                                (4,545)              6,746
    Increase in other assets                                                 (1,068)               (532)
    Increase in accrued investment income                                      (220)               (275)
    Increase in reinsurance receivable                                         (638)               (918)
    Increase in deferred acquisition costs, net                            (163,591)            (85,923)
    Increase in income tax receivable - deferred                               (673)             (5,141)
    Increase in accounts payable and accrued expenses                        16,404              32,799
    Increase in drafts outstanding                                            2,133               4,669
    Change in foreign currency translation, net                                 704                  46
    Realized gain on sale of investments                                       (320)               (170)
                                                                       -------------       -------------
        Net cash used in operating activities                              (109,641)            (23,610)
                                                                       -------------       -------------
Cash flow from investing activities:

    Purchase of fixed maturity investments                                  (29,582)            (17,684)
    Proceeds from sale and maturity of fixed maturity investments            29,504                  50
    Purchase of shares in mutual funds                                      (13,918)             (5,084)
    Proceeds from sale of shares in mutual funds                             11,879               4,769
    Increase in policy loans                                                   (168)               (122)
                                                                       -------------       -------------
        Net cash used in investing activities                                (2,285)            (18,071)
                                                                       -------------       -------------
Cash flow from financing activities:

    Capital contributions from parent                                        11,690               1,063
    Increase in future fees payable to parent                                95,932              47,507
    Net (withdrawals from)/deposits to contractowner accounts                (3,551)             (4,601)
                                                                       -------------       -------------
    Net cash provided by financing activities                               104,071              43,969
                                                                       -------------       -------------
    Net (decrease)/increase in cash and cash equivalents                     (7,855)              2,288

Cash and cash equivalents at beginning of period                             77,525              81,974
                                                                       -------------       -------------
Cash and cash equivalents at end of period                           $       69,670      $       84,262
                                                                       =============       =============
Supplemental cash flow disclosure:
    Income taxes paid                                                $       16,205      $        1,620
                                                                       =============       =============

    Interest paid                                                    $       29,900      $       16,080
                                                                       =============       =============

            See notes to unaudited consolidated financial statements.

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
          (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)


              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1999


1.     BASIS OF PRESENTATION

       The accompanying unaudited consolidated financial statements of American Skandia Life Assurance Corporation (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto in the Company's audited consolidated financial statements for the year ended December 31, 1998.

       Certain reclassifications have been made to prior period amounts to conform to the current period presentation.


2.     NEW ACCOUNTING PRONOUNCEMENT

       In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Software Developed or Obtained for Internal Use. The SOP, which has been adopted prospectively as of January 1, 1999, requires the capitalization of certain costs incurred in connection with developing or obtaining internal use software. Prior to the adoption of SOP 98-1, the Company expensed all internal use software related costs as incurred. The Company has identified and capitalized $1,186,000 of costs associated with internal use software through the first six months of 1999, and is amortizing the applicable costs on a straight line basis over a three-year period.


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

       During 1998, to complement its annuity products, the Company launched specific marketing and operational activities towards the release of variable life insurance and qualified retirement plan annuity products. As of June 30, 1999, sales were not significant enough to warrant full segment disclosures. Sales, as measured by premium received, for the year ended June 30, 1999 and assets under management as of June 30, 1999, for the respective segments were as follows:

                      (in thousands)                   Variable         Variable       Qualified
                                                        Annuity           Life           Plans            Total

         Sales                                      $  3,213,942         $6,109          $40,129      $  3,260,180
                                                    ============         ======          =======      ============

         Assets under management                    $21,995,491          $7,455          $93,345       $22,096,291
                                                    ===========          ======          =======     =============

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
          (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)


        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                  June 30, 1999


4.     COMPREHENSIVE INCOME

       As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") 130, "Reporting Comprehensive Income". SFAS 130 sets standards for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's financial position or net income. SFAS 130 requires unrealized gains and losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholder's equity to be included in other comprehensive income.

       The components of comprehensive income, net of tax, for the six months ended June 30, 1999 and 1998 were as follows:

                  (in thousands)                                           1999              1998
                                                                           ----              ----

         Net income                                                       $29,767          $20,047
         Other comprehensive income:
            Net unrealized gains/(losses) on securities                    (4,083)           1,141
            Foreign currency translation                                      456              (47)
                                                                       ----------     -------------

         Other comprehensive income                                        (3,627)           1,094
                                                                        ---------       ----------

         Comprehensive income                                             $26,140          $21,141
                                                                          =======          =======

       The components of accumulated other comprehensive income, net of tax, as of June 30, 1999 and December 31, 1998 were as follows:

                  (in thousands)                                           1999              1998
                                                                           ----              ----

         Unrealized investment gains                                        $(240)          $3,843
         Foreign currency translation                                         148             (308)
                                                                          -------          -------

         Accumulated other comprehensive income                            $  (92)          $3,535
                                                                           =======          ======


5.     FOREIGN ENTITY

       The Company has a 99.9% ownership in Skandia Vida, S.A. de C.V. ("Skandia Vida") which is a life insurance company domiciled in Mexico, selling long-term savings products within Mexico. Skandia Vida, which is fully consolidated in the accompanying financial statements, had total shareholders' equity of $5,897,000 as of June 30, 1999 and $4,724,000 as of December 31, 1998 and has generated losses of $1,220,000 and $979,000 for the six months ended June 30, 1999 and 1998, respectively.

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
          (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)


        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                  June 30, 1999


6.     FUTURE FEES PAYABLE TO PARENT

       On June 23, 1999, the Company sold to its Parent, effective June 1, 1999, certain rights to receive future fees and charges expected to be realized on the variable portion of a designated block of deferred annuity contracts issued during the period April 1994 through April 1999. In connection with this transaction, the Parent issued collateralized notes in a private placement which are secured by the rights to receive future fees and charges purchased from the Company.

       Under the terms of the Purchase Agreement, the rights sold provide for the Parent to receive 80% of future mortality and expense charges and contingent deferred sales charges expected to be realized over the remaining surrender charge period of the designated contracts (generally, 7 years). The Company did not sell the right to receive future fees and charges after the expiration of the surrender charge period.

       The proceeds from the sale will be recorded as a liability and will be amortized over the remaining surrender charge period of the designated contracts using the interest method. The present value at June 1, 1999 (discounted at 7.5%), of future fees and charges expected to be realized on the designated contracts was $120,632,000.

       Expected   payments  of  future  fees  payable  to  Parent  under  this transaction are as follows:

                                          (in thousands)
                        Period Ending
                         December 31,         Amount
                         ------------        --------
                             1999             $13,906
                             2000              23,014
                             2001              21,778
                             2002              19,858
                             2003              16,671
                             2004              13,270
                             2005               8,517
                             2006               3,327
                             2007                 291
                         -----------         --------

                            Total            $120,632

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
          (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                         Six months ended June 30, 1999


American Skandia Life Assurance Corporation (the "Company") is a stock life insurance company domiciled in Connecticut with licenses in all 50 states and the District of Columbia. It is a wholly-owned subsidiary of American Skandia Investment Holding Corporation (the "Parent"), whose ultimate parent is Skandia Insurance Company Ltd., a Swedish company.

The Company is primarily in the business of issuing long-term savings and retirement products to individuals, groups and qualified pension plans. Since its business inception in 1988, the Company has offered an increasingly wide array of annuities, including: a)certain deferred annuities that are registered with the Securities and Exchange Commission, including variable annuities and fixed interest rate annuities that include a market value adjustment feature; b) certain other fixed deferred annuities that are not registered with the Securities and Exchange Commission; c) non-registered group variable annuities designed as funding vehicles for various types of qualified retirement plans; and d) fixed and adjustable immediate annuities.

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


RESULTS OF OPERATIONS

Annuity and life insurance sales volume for the six months ended June 30, 1999 and 1998 was $3,260,180,000 and $1,922,757,000, respectively, an increase of
70%. This increase was the result of innovative product development activities, favorable market conditions, the development of business relationships with and retention of top producers, and the continued success of the Company's highly rated customer service teams. Assets grew $4,395,014,000 or 23% since December 31, 1998. This increase is a direct result of the strong performance of the stock markets over the first half of 1999, which has contributed to the growth in separate account assets, combined with increases in separate account assets and deferred acquisition costs over the same period due to sales volume. Liabilities grew $4,357,184,000 or 23% since December 31, 1998 as a result of an increase in additional reserves required for the market and sales-related growth of separate account assets as well as an increase in future fees payable to Parent due to the closing of another securitization transaction in June 1999.

The Company experienced a net gain of $29,767,000 after tax for the current period compared with $20,047,000 for the same period last year.The increase was the result of greater than expected sales levels and substantial growth in assets under management, which generated higher amounts of annuity charges and fees and transfer agency type fee income, combined with favorable expense levels compared with the level of sales volume.


REVENUES

Due to strong market conditions and as a result of the significant growth in sales and assets under management, contract owner fees and charges and fees generated from transfer agency type activities increased $56,787,000 or 52% in the first half of 1999 over the first half of 1998. This is compared to an increase of 64% for the six months ended June 30, 1998.

Net investment income decreased 3% as compared with an increase of 42% in 1998. The insignificant change in 1999 was because general account investment levels remained relatively consistent from year to year. The increase in 1998 was the result of income generated from bond holdings, which were increased in early 1998 and late 1997 to meet risk based capital goals, which in turn, increased as a result of the growth in business.

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
          (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)


Premium income represents premiums earned on sales of immediate annuities with life contingencies, supplementary contracts with life contingencies and certain life insurance products. There have been minimal sales of these ancillary products during both 1999 and 1998.


BENEFITS

Annuity  benefits  relate to annuity  contracts with  mortality  risks,
these  being  immediate   annuity   contracts  with  life   contingencies   and
supplementary contracts with life contingencies. Due to the age of these policies in force and the relative insignificance of these products to the Company's overall portfolio of products, fluctuations in these benefits were of marginal importance to the Company's total operations.

The change in annuity policy reserves includes changes in reserves related to annuity contracts with mortality risks as well as the Company's guaranteed minimum death benefit liability on its variable annuity product. During the second quarter of 1999, the Company's agreement to reinsure substantially all of its exposure on the guaranteed minimum death benefit was terminated and the business was recaptured, as the reinsurer had recently announced its intention to exit this market. In addition, the Company has modified its reserving methodology in accordance with the actuarial guidelines regarding guaranteed minimum death benefit reserves. These changes resulted in an increase in the guaranteed minimum death benefit reserves of $8,024,000. The Company is evaluating alternatives to manage these risks going forward.

The reinsurance premium associated with reinsuring the guaranteed minimum death benefit exposure is based on levels of assets under management.Due to increased sales and account growth this cost had increased 11% in the first half of 1999 (payments made through May 31,1999 only) and 48% in the first half of 1998.

Return credited to contractowners includes primarily revenues on the variable and market value adjusted annuities and variable life insurance, offset by the benefit payments and change in reserves required on this business.The change in the return credited to contractowners for the six months ended June 30, 1999 compared with June 30, 1998 represents a decline in the expected return on market value adjusted contracts. This return was higher than expected in 1998 and lower than expected in 1999.


EXPENSES

Underwriting, acquisition and other insurance expenses for the six months ended June 30, 1999 and 1998 were as follows:

                              (in thousands)                              June 30,        June 30,
                                                                            1999             1998

      Commissions                                                         $181,820        $101,489
      General expenses                                                      75,712          58,001
      Net capitalization of deferred acquisition costs                    (163,591)        (85,923)
                                                                          --------        --------

      Underwriting, acquisition and other insurance expenses              $ 93,941        $ 73,567
                                                                          ========        ========


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

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
          (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)


Interest expense increased $10,421,000 or 55% over the six months ended June 30, 1998 as a result of additional financing transactions, which consisted of the sale of future fees to the Parent ("securitization transactions") initiated throughout 1998 and 1999 offset by a decrease in surplus notes outstanding. Surplus notes as of June 30, 1999 and December 31, 1998 totaled $193,000,000.

The effective income tax rates for the six months ended June 30, 1999, and 1998 were 27% and 21%, respectively. The effective rate is lower than the corporate rate of 35% due to permanent differences, with the most significant item being the dividend received deduction. Management believes that based on the taxable income produced in 1998 and the first six months of 1999, as well as the continued growth in annuity sales, the Company will produce sufficient taxable income in the future to realize its deferred tax assets.


LIQUIDITY AND CAPITAL RESOURCES

The Company's first half 1999 liquidity requirement was met by cash from insurance operations reinsurance, investment activities, advances from Parent and the sale of rights to future fees and charges to its Parent.

Through the first six months of 1999 and 1998  approximately  95%
and 97%, respectively, of sales were variable annuity and life insurance products.Most products carry a contingent deferred sales charge, which causes a temporary cash strain in that 100% of the proceeds are invested in separate accounts supporting the product leaving a cash (but not capital) strain caused by the acquisition cost for the new business. This cash strain required the Company to look beyond the cash made available by insurance operations and investments of the Company to financing through capital contributions, the sale of certain rights to future fees and modified coinsurance arrangements.

On June 23,1999, the Company closed another securitization transaction in which it received proceeds of $120,632,000. This transaction is further discussed at
Note 6 of the Notes to Unaudited Consolidated Financial Statements.

During 1999 the Company extended certain reinsurance agreements (which were initiated prior to1996). The reinsurance agreements are modified coinsurance arrangements where the reinsurer shares in the experience of a specific book of business.

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

American Skandia has initiated formal communications with parties that provide third party administration,record keeping and trust services in connection with its life insurance and qualified retirement plan annuities business. Management has already received several written assurances that these firms will be Year 2000 compliant. The Company expects to have certifications from all remaining parties by August 1999. American Skandia is currently developing contingency plans in the event that these targets are not met.

Information Technology Systems

American Skandia is a relatively young company whose internally developed systems were designed from the start with four digit year codes. The Company engaged an external information technology specialist to review American Skandia's operating systems and internally developed software. The assessment was completed in December 1997 and the results were favorable. Specific modifications were suggested, evaluated and implemented for the annuity administration system. This project was completed during 1998 and a certificate of compliance has been received. Other non-critical internally developed applications in the client/server area have already been or will be remediated throughout 1999. The costs associated with this aspect of Year 2000 compliance have not had, and are not expected to have, a significant impact on the Company's results from operations.

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

Management believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. However,should errors or disruptions in computer service occur, the Company could realize losses. Given the nature and uncertainty of such losses, the amounts cannot be reasonably determined.

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
          (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the Company's market risk during the first half of 1999.The Company has provided a discussion of its market risks in
Item 7A of Part II of the December 31, 1998 Form 10-K.


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



August 10, 1999

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              American Skandia Life
                              Assurance Corporation
                                  (Registrant)


                            by: _____________________
                              Thomas M. Mazzaferro
                          Executive Vice President and
                             Chief Financial Officer



August 10, 1999

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