Form 10-Q/A
period 1999-06-30
AMERICAN SKANDIA LIFE ASSURANCE CORP/CT
filed 1999-08-13
CIK 881453

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For the Quarterly Period Ended June 30, 1999

                            Commission file numbers:
                          33-62953, 33-88360, 33-89678,
                   33-91400, 333-00995, 333-02867, 333-24989,
                  333-25733, 333-25761, 333-26695 and 333-77210

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