Form 10-Q
period 1999-09-30
AMERICAN SKANDIA LIFE ASSURANCE CORP/CT
filed 1999-11-15
CIK 881453

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 1999

                  Commission file numbers: 33-62953, 33-88360,
                         33-89676, 33-91400, 333-00995,
                         333-02867, 333-24989, 333-25733,
                         333-25761, 333-26695, and 333-77213

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

Yes x     No __

As of November 10, 1999, there were 25,000 shares of outstanding common stock, par value $80 per share, of the registrant, consisting of 100 shares of voting and 24,900 shares of non-voting common stock, all of which were owned by American Skandia Investment Holding Corporation, a wholly-owned subsidiary of Skandia Insurance Company Ltd., a Swedish corporation.

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION

          (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                                TABLE OF CONTENTS

                                                                          Page

PART I.  FINANCIAL INFORMATION:

    Item 1.  Financial Statements:

             Consolidated Statements of Financial Condition -
                September 30, 1999 (unaudited)
                and December 31, 1998                                       3

             Consolidated Statements of Income (unaudited) -
                Nine months ended September 30, 1999
                and September 30, 1998                                      4

             Consolidated Statements of Income (unaudited) -
                Three months ended September 30, 1999
                and September 30, 1998                                      5

             Consolidated Statements of Shareolder's Equity
                Nine months ended September 30, 1999 (unaudited)
                and year ended December 31, 1998                            6

             Consolidated  Statements of Cash Flows (unaudited)
                Nine months ended September 30, 1999
                and September 30, 1998                                      7

             Notes to Unaudited Consolidated Financial Statements           8


    Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations -
                Nine months ended September 30, 1999                       12


    Item 3.  Quantitative and Qualitative Disclosures about Market Risk    17


PART II.  OTHER INFORMATION:

    Item 6.  Exhibits and Reports on Form 8-K                              17

                  Signatures                                               18

                  Exhibit Index                                            20

                 AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
          (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (in thousands)

                                                                        September 30,         December 31,
                                                                            1999                  1998
                                                                         (unaudited)
                                                                       ----------------      ---------------
ASSETS
Investments:

   Fixed maturities - at amortized cost                              $          6,026      $         8,289
   Fixed maturities - at fair value                                           138,026              141,195
   Mutual funds                                                                10,599                8,210
   Short-term investments - at amortized cost                                  30,697                   -
   Derivative Instruments                                                       4,796                   -
   Policy loans                                                                 1,041                  569
                                                                       ----------------      ---------------

      Total investments                                              $        191,185      $       158,263
Cash and cash equivalents                                                      68,315               77,525
Accrued investment income                                                       2,957                2,880
Fixed assets                                                                      398                  328
Deferred acquisition costs                                                    967,768              721,507
Reinsurance receivable                                                          5,584                4,191
Receivable from affiliates                                                         -                 1,161
Income tax receivable - deferred                                               36,112               38,861
Income tax recoverable                                                          2,254                   -
State insurance licenses                                                        4,300                4,413
Other assets                                                                    7,270                3,744
Separate account assets                                                    22,796,470           17,835,400
                                                                       ----------------      ---------------
      Total assets                                                   $     24,082,613      $    18,848,273
                                                                       ================      ===============
LIABILITIES AND SHAREHOLDER'S EQUITY

LIABILITIES:

  Reserve for future contractowner benefits                          $         24,254      $        37,508
  Policy reserves                                                              31,651               25,545
  Drafts outstanding                                                           37,141               28,941
  Accounts payable and accrued expenses                                       118,605               91,827
  Income tax payable                                                               -                 6,657
  Payable to affiliates                                                       114,087                   -
  Future fees payable to parent                                               448,682              368,978
  Short-term borrowing                                                         10,000               10,000
  Surplus notes                                                               193,000              193,000
  Separate account liabilities                                             22,796,470           17,835,400
                                                                       ----------------      ---------------
      Total liabilities                                              $     23,773,890      $    18,597,856
                                                                       ----------------      ---------------
SHAREHOLDER'S EQUITY:
  Common stock, $80 par, 25,000 shares

   authorized, issued and outstanding                                $          2,000      $         2,000
  Additional paid-in capital                                                  191,579              179,889
  Retained earnings                                                           116,162               64,993
  Accumulated other comprehensive income (loss)                                (1,018)               3,535
                                                                       ----------------      ---------------

      Total shareholder's equity                                              308,723              250,417
                                                                       ----------------      ---------------

      Total liabilities and shareholder's equity                     $     24,082,613      $    18,848,273
                                                                       ================      ===============

            See notes to unaudited consolidated financial statements.

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
         (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                                 (in thousands)

                                                                           Nine Months Ended September 30,
                                                                            1999                 1998

                                                                        -------------       ----------------

REVENUES

Annuity and life insurance charges & fees                             $     204,103       $        133,730
Fee income                                                                   58,184                 36,913
Net investment income                                                         8,231                  8,141
Premium income                                                                1,236                     81
Net realized capital gains                                                      526                    124
Other                                                                         1,279                    260
                                                                        -------------       ----------------

    Total Revenues                                                          273,559                179,249
                                                                        -------------       ----------------


BENEFITS AND EXPENSES

Benefits:

  Annuity benefits                                                              480                    908
  Change in annuity policy reserves                                           2,519                    594
  Cost of minimum death benefit reinsurance                                   2,946                  3,645
  Return credited to contractowners                                          (1,208)                (7,164)
                                                                        -------------       ----------------

                                                                              4,737                 (2,017)
                                                                        -------------       ----------------

Expenses:

  Underwriting, acquisition and other insurance expenses                    152,264                109,970
  Interest expense                                                           46,505                 29,502
                                                                        -------------       ----------------

                                                                            198,769                139,472
                                                                        -------------       ----------------

     Total Benefits and Expenses                                            203,506                137,455
                                                                        -------------       ----------------

Income from operations before income taxes                                   70,053                 41,794

     Income tax expense                                                      18,884                  7,573
                                                                        -------------       ----------------

        Net income                                                    $      51,169       $         34,221
                                                                        =============       ================






            See notes to unaudited consolidated financial statements.

                 AMERICAN SKANDIA LIFE ASSURANCE CORPORATION (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                                 (in thousands)

                                                                        Three Months Ended September 30,
                                                                            1999                 1998

                                                                        -------------       ---------------

REVENUES

Annuity and life insurance charges & fees                             $      75,296       $        48,647
Fee income                                                                   21,894                13,687
Net investment income                                                         2,735                 2,470
Premium income                                                                  328                     -
Net realized capital gains                                                      206                   (47)
Other                                                                           437                   112
                                                                        -------------       ---------------


    Total Revenues                                                          100,896                64,869
                                                                        -------------       ---------------



BENEFITS AND EXPENSES

Benefits:

  Annuity benefits                                                              100                   349
  Change in annuity policy reserves                                          (6,759)                  191
  Cost of minimum death benefit reinsurance                                      (9)                  971
  Return credited to contractowners                                           2,654                  (148)
                                                                        -------------       ---------------


                                                                             (4,014)                1,363
                                                                        -------------       ---------------
Expenses:

  Underwriting, acquisition and other insurance expenses                     58,323                36,403
  Interest expense                                                           17,288                10,705
                                                                        -------------       ---------------

                                                                             75,611                47,108
                                                                        -------------       ---------------

     Total Benefits and Expenses                                             71,597                48,471
                                                                        -------------       ---------------

Income from operations before income taxes                                   29,299                16,398

     Income tax expense                                                       7,898                  2,224
                                                                        -------------       ---------------

        Net income                                                    $      21,401       $        14,174
                                                                        =============       ===============



            See notes to unaudited consolidated financial statements.

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
         (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY

                                 (in thousands)

                                                                        September 30,         December 31,
                                                                            1999                  1998
                                                                         (unaudited)
                                                                       ----------------      ---------------
Common stock:

   Beginning and ending balance                                      $           2,000     $          2,000

Additional paid in capital:

  Beginning balance                                                            179,889              151,527
    Additional contributions                                                    11,690               28,362
                                                                       ----------------      ---------------
       Ending balance                                                          191,579              179,889

Retained earnings:

   Beginning balance                                                            64,993               30,226
      Net income                                                                51,169               34,767
                                                                       ----------------      ---------------
         Ending balance                                                        116,162               64,993

Accumulated other comprehensive income:

   Beginning balance                                                             3,535                  668
      Other comprehensive income (loss)                                        (4,553)                2,867
                                                                       ----------------      ---------------
         Ending balance                                                        (1,018)                3,535
                                                                       ----------------      ---------------
            Total shareholder's equity                               $         308,723     $        250,417
                                                                       ================      ===============


















            See notes to unaudited consolidated financial statements.

                 AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
         (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)
                                 (in thousands)

                                                                        Nine Months Ended September 30,
                                                                         1999                   1998
                                                                     -------------         ----------------

Cash Flow from operating activities:

Net income                                                        $       51,169         $         34,221
Adjustments to reconcile net income to net cash
  used in operating activities:

    Increase in policy reserves                                            6,106                    7,192
    Amortization of bond discount                                             86                       75
    Amortization of insurance licenses                                       113                      113
    Change in receivable from/payable to affiliates                      115,248                   20,068
    Change in income tax receivable/payable                               (8,911)                  (9,144)
    Increase in other assets                                              (3,596)                    (283)
    Increase in accrued investment income                                    (77)                     145
    Increase in reinsurance receivable                                    (1,393)                  (5,782)
    Increase in deferred acquisition costs, net                         (246,261)                (145,542)
    Decrease in income tax receivable - deferred                           5,200                    3,725
    Increase in accounts payable and accrued expenses                     26,777                   14,872
    Increase in drafts outstanding                                         8,200                      489
    Change in foreign currency translation, net                              771                      125
    Unrealized loss on derivative instruments                                178                       -
    Net realized capital gain on sale of investments                        (526)                    (124)
                                                                     -------------         ----------------

        Net cash used in operating activities                            (46,916)                 (79,850)
                                                                     -------------         ----------------

Cash flow from investing activities:

    Purchase of fixed maturity investments                               (36,517)                 (21,660)
    Proceeds from sale and maturity of fixed maturity investments         33,561                    4,049
    Purchase of derivative investments                                    (4,974)                       -
    Purchase of shares in mutual funds                                   (15,564)                  (6,412)
    Proceeds from sale of shares in mutual funds                          14,229                    6,250
    Purchase of short term investments                                   (30,697)                      -
    Increase in policy loans                                                (472)                     130
                                                                     -------------         ----------------

        Net cash used in investing activities                            (40,434)                 (17,643)
                                                                     -------------         ----------------

Cash flow from financing activities:

    Capital contributions from parent                                     11,690                    5,762
    Increase in future fees payable to parent                             79,704                   38,621
    Net withdrawals from contractowner accounts                          (13,254)                  (6,176)
                                                                     -------------         ----------------
    Net cash provided by financing activities                             78,140                   38,207
                                                                     -------------         ----------------
    Net decrease in cash and cash equivalents                             (9,210)                 (59,286)
Cash and cash equivalents at beginning of period                          77,525                   81,974
                                                                     -------------         ----------------

Cash and cash equivalents at end of period                         $      68,315         $         22,688
                                                                     =============         ================
Supplemental cash flow disclosure:

    Income taxes paid                                              $      16,867         $         14,619
                                                                     =============         ================

    Interest paid                                                  $      45,434         $         22,243
                                                                     =============         ================







            See notes to unaudited consolidated financial statements.

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
          (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1999

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of American Skandia Life Assurance Corporation (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto in the Company's audited consolidated financial statements for the year ended December 31, 1998.

     Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

2.   NEW ACCOUNTING PRONOUNCEMENT

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Software Developed or Obtained for Internal Use. The SOP, which has been adopted prospectively as of January 1, 1999, requires the capitalization of certain costs incurred in connection with developing or obtaining internal use software. Prior to the adoption of SOP 98-1, the Company expensed all internal use software related costs as incurred. The Company has identified and capitalized $1,993,000 of costs associated with internal use software through the nine months 1999, and is amortizing the applicable costs on a straight-line basis over a three-year period.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards Statement 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). Subsequently, in July 1999, FASB issued FAS 137 "Deferral of the Effective Date of FASB Statement 133". The adoption date was delayed to fiscal years beginning after June 15, 2000. The Company is currently evaluating the potential impact on its financial position.

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

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
          (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

                               September 30, 1999

     During 1998, to complement its annuity products, the Company launched specific marketing and operational activities towards the release of variable life insurance and qualified retirement plan annuity products. As of September 30, 1999, sales were not significant enough to warrant full segment disclosures. Sales, as measured by premium received, for the year ended September 30, 1999 and assets under management as of September 30, 1999, for the Company's respective reporting segments were as follows:

              (in thousands)        Variable   Variable    Qualified
                                    Annuity      Life         Plans     Total

     Sales                      $4,895,558       $14,951    $77,417     $4,987,926
                                ==========       =======    =======     ==========

     Assets under management    $22,671,188      $15,760   $126,923    $22,813,871
                                ===========      =======   ========    ===========


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

     The components of comprehensive income, net of tax, for the nine months ended September 30, 1999 and 1998 were as follows:

              (in thousands)                             1999       1998
                                                         ----       ----

    Net income                                         $51,169     $34,221
    Other comprehensive income:
       Net unrealized gains/(losses) on securities      (5,054)      3,198
       Foreign currency translation                        501        (124)
                                                       -------     -------

    Other comprehensive income                          (4,553)      3,074
                                                       -------     -------

    Comprehensive income                               $46,616     $37,295
                                                       =======     =======

    The components of accumulated other comprehensive income, net of tax, as of September 30, 1999 and December 31, 1998 were as follows:

             (in thousands)                              1999       1998
                                                         ----       ----

    Unrealized investment gains                        $(1,211)    $3,843
    Foreign currency translation                           193       (308)
                                                       -------     ------

    Accumulated other comprehensive income             $(1,018)    $3,535
                                                       ========    ======

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
          (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

                               September 30, 1999

5.  FOREIGN ENTITY

    The Company has a 99.9% ownership in Skandia Vida, S.A. de C.V. ("Skandia Vida") which is a life insurance company domiciled in Mexico, selling long-term savings products within Mexico. Skandia Vida, which is fully consolidated in the accompanying financial statements, had total shareholders' equity of $5,438,000 as of September 30, 1999 and $4,724,000 as of December 31, 1998 and has generated losses of $1,747,000 and $1,407,000 for the nine months ended September 30, 1999 and 1998, respectively.

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

    Expected   payments  of  future  fees  payable  to  Parent  under  this transaction are as follows:

                             (in thousands)
        Period Ending
         December 31,                               Amount
         ------------                              --------
             1999                                  $ 13,906
             2000                                    23,014
             2001                                    21,778
             2002                                    19,858
             2003                                    16,671
             2004                                    13,270
             2005                                     8,517
             2006                                     3,327
             2007                                       291
         ------------                              --------

            Total                                  $120,632

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
          (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

                               September 30, 1999

7.  SUBSEQUENT EVENT

    On November 8, 1999, the Board of Directors authorized the Company to increase the par value of its capital stock from $80 per share to $100 per share in order to comply with minimum capital levels as required by the California Department of Insurance. This transaction resulted in a corresponding decrease in additional paid-in capital of $500,000 and had no effect on total shareholder's equity.

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
          (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                      Nine months ended September 30, 1999

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

In April 1998, the Company began offering a term life insurance product in support of an affiliate's mutual fund products. In May 1998, the Company launched a single premium variable life insurance product and in January 1999, the Company launched its second variable life product, which was designed as a flexible premium product.

In May 1999, the Company introduced a benefit feature to all of its variable annuity products which provides certain benefits if the policyowner's account value has not reached a "target value" on its tenth anniversary. At the option of the policyowner, the benefit will be distributed in the form of an annual or lump-sum credit to the policyowner's account.

The Company markets its products to independent financial planners and broker-dealers through an internal field marketing staff. In addition, the Company markets through and in conjunction with financial institutions such as banks that are permitted directly, or through affiliates, to sell annuities and life insurance.

RESULTS OF OPERATIONS

Annuity and life insurance sales volume for the nine months ended September 30, 1999 and 1998 was $4,987,926,000 and $3,143,449,000, respectively, an increase of 59%. This increase was the result of innovative product development activities, favorable market conditions, the development of business relationships with and the retention of top producers, as well as, the continued success of the Company's highly rated customer service teams. Assets grew
$5,234,340,000 or 28% since December 31, 1998. This increase, reflected primarily in the growth of deferred acquisition costs and separate account assets, was the result of high sales volume and the strong performance of the stock markets in the first half of 1999. Decreases in the stock market over the past three months were offset by continued strong sales, allowing for a further growth in assets. Liabilities grew $5,176,034,000 or 28% since December 31, 1998 as a result of an increase in additional reserves required for the market and sales-related growth of separate account assets, advances from the Parent and an increase in future fees payable to Parent, due to the closing of a securitization transaction in June 1999.

The Company experienced a net gain of $51,169,000 after tax for the current period compared with $34,221,000 for the same period last year. The increase was the result of greater than expected sales levels and substantial growth in assets under management, which generated higher amounts of asset based charges and fees and transfer agency type fee income, combined with favorable expense levels relative to sales volume.

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
          (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

REVENUES

Due to strong market conditions and as a result of the significant growth in sales and assets under management, contract owner fees and charges and fees generated from transfer agency type activities increased $91,644,000 or 54% for the nine month period ended September 30, 1999 over the same period of 1998. This is compared to an increase of 57% for the nine months ended September 30, 1998.

Net investment income increased 1% as compared with an increase of 35% in 1998. The insignificant change in 1999 was because general account investment levels remained relatively consistent from year to year. The increase in 1998 was the result of income generated from bond holdings, which were increased in early 1998 and late 1997 to meet risk based capital goals, which in turn, increased as a result of the growth in business.

Premium income represents premiums earned on sales of immediate annuities with life contingencies, supplementary contracts with life contingencies and certain life insurance products. There have been minimal sales of these ancillary products during both 1999 and 1998.

BENEFITS

Annuity benefits relate to annuity contracts with mortality risks, such as, immediate annuity contracts with life contingencies and supplementary contracts with life contingencies. Due to the age of these policies in force and the relative insignificance of these products to the Company's overall portfolio of products, fluctuations in these benefits were of marginal importance to the Company's total operations.

The change in annuity policy reserves includes changes in reserves related to annuity contracts with mortality risks as well as the Company's guaranteed minimum death benefit liability ("GMDB") on its variable annuity product. During the second quarter of 1999, the Company's agreement to reinsure substantially all of its exposure on the GMDB was terminated and the business was recaptured, as the reinsurer had recently announced its intention to exit this market. During the third quarter, the Company changed its reserving methodology for the GMDB to comply with the National Association of Insurance Commissioners Actuarial Guideline 34. This change resulted in a $5,760,000 reduction of reserves at September 30, 1999.

The Company has instituted a hedge program to effectively manage the interest rate risk associated with the GMDB reserve fluctuations. In September 1999, the Company purchased equity put options which mature in January 2000 and will continue to evaluate alternative hedging strategies. The GMDB reserve as of September 30, 1999 was $9,134,000.

The reinsurance premium associated with reinsuring the guaranteed minimum death benefit exposure is based on levels of assets under management. Due to increased sales and account growth this cost had increased from the prior year through May 1999. The termination of this treaty as of May 31, 1999 resulted in the year to year decrease in this benefit at September 30, 1999.

Return credited to contractowners includes primarily revenues on the variable and market value adjusted annuities and variable life insurance, offset by the benefit payments and change in reserves required on this business. The change in the return credited to contractowners for the nine months ended September 30, 1999 compared with September 30, 1998 represents a decline in the expected return on market value adjusted contracts. This return was higher than expected in 1998 and lower than expected in 1999.

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
          (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

EXPENSES

Underwriting, acquisition and other insurance expenses for the nine months ended September 30, 1999 and 1998 were as follows:

                              (in thousands)                             September 30,        September 30,
                                                                             1999                 1998

      Commissions                                                         $ 277,357             $168,873
      General expenses                                                      126,294               85,969
      Net capitalization of deferred acquisition costs                     (251,387)            (144,872)
                                                                          ---------             --------

      Underwriting, acquisition and other insurance expenses              $ 152,264              $109,970
                                                                          =========             =========


Commissions increased with the growth in sales and assets under management. General expenses increased with the growth in sales, along with start up costs associated with the Company's entry into variable life insurance and qualified plans. The net capitalization of deferred acquisition costs also increased with the growth in sales related costs.

Interest expense increased $17,003,000 or 58% over the nine months ended September 30, 1998 as a result of additional financing transactions, which consisted of the sale of future fees to the Parent ("securitization transactions") initiated throughout 1998 and 1999, offset by a decrease in surplus notes outstanding. Surplus notes as of September 30, 1999 and December 31, 1998 totaled $193,000,000.

The effective income tax rates for the nine months ended September 30, 1999, and 1998 were 27% and 18%, respectively. The effective rate is lower than the corporate rate of 35% due to permanent differences, with the most significant item being the dividend received deduction. Management believes that based on the taxable income produced in 1998 and the first nine months of 1999, as well as the continued growth in annuity sales, the Company will produce sufficient taxable income in the future to realize its deferred tax assets.


LIQUIDITY AND CAPITAL RESOURCES

The Company's 1999 liquidity requirement was met by cash from insurance operations, reinsurance, investment activities, advances from Parent and the sale of rights to future fees and charges to its Parent.

Through the first nine months of 1999 and 1998 approximately 95% and 97%, respectively, of sales were variable annuity and life insurance products. Most products carry a contingent deferred sales charge, which causes a temporary cash strain in that 100% of the proceeds are invested in separate accounts supporting the product leaving a cash (but not capital) strain caused by the acquisition cost for the new business. This cash strain required the Company to look beyond the cash made available by insurance operations and investments of the Company to financing through capital contributions, the sale of certain rights to future fees and modified coinsurance arrangements.

On June 23, 1999, the Company closed a securitization transaction in which it received proceeds of $120,632,000. This transaction is further discussed at Note 6 of the Notes to Unaudited Consolidated Financial Statements.

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

YEAR 2000 COMPLIANCE

American Skandia's management understands that financial and operational losses could result from Year 2000 related service interruptions. American Skandia also recognizes the importance of maintaining emergency response, resumption, recovery and restoration strategies and acknowledges that the protection of its assets and business operations is a major responsibility to its employees, contract holders, and business associates.

As part of the Company's Business Continuity Plan, the Company has developed a Year 2000 Contingency Plan which is designed and structured to respond to emergencies, resume time-sensitive business operations, recover less time-sensitive business operations and restore operations to an operating site. This plan involves virtually all aspects of the business and will continue to be a focus of management beyond the Year 2000 event.

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

Business Partners

Management believes the area where American Skandia is most vulnerable to Year 2000 issues is in its interfaces with computer systems of investment managers, sub-advisors, third party administrators, vendors and other business partners. The inability to properly recognize date sensitive electronic information and transfer data between systems could cause errors or even a complete systems failure which would result in a temporary inability to process transactions correctly or engage in normal business activities.

The American Skandia deferred annuity operational business partners report that all critical interfaces are Year 2000 ready. All investment managers and sub-advisors were required by the Securities and Exchange Commission to publicly disclose their Year 2000 status in December 1998 and September 1999.

American Skandia continues to maintain formal communications with parties that provide third party administration, record keeping and trust services in connection with its life insurance and qualified retirement plan annuities business. Management has received written assurances from these firms that their interfaces will be Year 2000 ready.

American Skandia has received favorable responses from its critical business partners, has tested various systems and has developed and continues to develop specific contingency plans in conjunction with these external parties.

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
          (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

Information Technology Systems

All internally developed systems were designed from the start with four digit year codes. American Skandia engaged an external information technology specialist to review its operating systems and internally developed software. The assessment was completed in December 1997 and the results were favorable. Specific modifications were suggested, evaluated and implemented for the annuity administration system. Although this project was completed during 1998 and a certificate of compliance has been received, American Skandia continues to review new and existing systems.

Other non-critical internally developed applications in the client/server area have already been or will be remediated within the next two months. In addition, on November 4, 1999 American Skandia placed a temporary "freeze" through January 15, 2000 on non-critical changes to the production environment.

Management believes that the costs associated with this aspect of Year 2000 compliance have not had, and are not expected to have, a significant impact on the Company's results from operations.

Suppliers and Non-Information Technology Systems

Like most companies, American Skandia is reliant on network, and desktop operating systems and software providers to release compliant versions of their respective systems. In management's opinion, American Skandia's network is currently at the most compliant level available. The standard desktop software will be replaced, as fully compliant versions become available. In addition, American Skandia has contacted the non-information systems vendors and suppliers regarding their Year 2000 compliance status and has factored the results of these assessments into its contingency plans.

Management believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. However, should errors or disruptions in computer service occur, the Company could realize losses. Given the nature and uncertainty of such losses, the amounts of such losses, if any, cannot be reasonably determined.

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
          (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the Company's market risk during the nine months ended September 30, 1999. The Company has provided a discussion of its market risks in Item 7A of Part II of the December 31, 1998 Form 10-K.


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


                              American Skandia Life
                              Assurance Corporation

                                  (Registrant)

                           by: /s/Thomas M. Mazzaferro
                              ------------------------
                              Thomas M. Mazzaferro
                          Executive Vice President and
                             Chief Financial Officer


November 15, 1999

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


November 15, 1999

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