Form 10-K
period 1999-12-31
AMERICAN SKANDIA LIFE ASSURANCE CORP/CT
filed 2000-03-31
CIK 881453

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1999

                            Commission file numbers:

          33-77213, 33-62953, 33-88360, 33-89676, 33-91400, 333-00995,
            333-02867, 333-24989, 333-25733, 333-25761 and 333-26695


                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION

                    Incorporated in the State of Connecticut

                 Connecticut                     06-1241288
       --------------------------------      -------------------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

As of March 29, 2000, there were 25,000 shares of outstanding common stock, par value $100 per share, of the registrant, consisting of 100 shares of voting and 24,900 shares of non-voting all of which were owned by American Skandia, Inc., a wholly-owned subsidiary of Skandia Insurance Company Ltd., a Swedish corporation.

PART I

Item 1.        BUSINESS

General

American Skandia Life Assurance Corporation ("the Company"), with its principal offices in Shelton, Connecticut, is a wholly owned subsidiary of American Skandia, Inc. ("ASI"), whose ultimate parent is Skandia Insurance Company Ltd., a Swedish corporation. The Company has 99.9% ownership in Skandia Vida, S.A. de C.V. ("Skandia Vida") which is a life insurance company domiciled in Mexico. The Company was the third largest provider of variable annuity contracts for the individual market in the United States during 1999, according to The Variable Annuity Research & Data Service ("VARDS") and also offers variable life insurance and fixed annuity products. The Company's products are sold to individuals, businesses and pension plans to provide for long-term savings and retirement purposes and to address the economic impact of premature death, estate and business planning concerns and supplemental retirement needs. The investment performance of the equity funds supporting the variable annuity and variable life insurance contracts directly impacts the ability to sell these products. The Company has formed alliances with many of the world's leading investment companies and in a recent VARDS survey was the only variable annuity company to have five variable annuity contracts finish in the top 25 in the United States for three year investment performance. Over 7,000 individual fund choices in more than 100 VA products were reviewed by VARDS for this survey.

Distribution

The Company sells its wide array of products though multiple distribution channels including, (a) independent financial planners; (b) broker-dealers that generally are members of the New York Stock Exchange, including "wirehouse" and regional broker-dealer firms; and (c) broker-dealers affiliated with banks or which specialize in marketing to customers of banks. The Company continues to be successful in expanding the number of selling agreements to include relationships with over 1,200 broker/dealer firms and financial institutions.

The Company believes its continued success is reliant on the ability to enhance its relationships with both the selling firms and their registered representatives. The Company utilizes focused marketing and customer service teams providing specialized support to the primary distribution channels. In addition, the Company also offers a number of private label products distributed by select large distributors. In 1999, the DALBAR Survey of Broker/Dealers of Variable Annuities named the Company number one in 17 out of 18 categories.

Products

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

Annuity contracts represent a contractual obligation to make payments over a given period of time (often measured by the life of the recipient), undertaken by the insurer in return for the payment of either a single purchase payment or a series of scheduled or flexible purchase payments. The insurer's obligation to pay may commence immediately or be deferred. If the payments are deferred, the insurer generally incurs an obligation to make a surrender value available during the deferral period based on an account value established using the purchase payments. The account value may be credited interest, or may vary with the performance of investments made by the insurer. Gains in the contracts before distribution generally are tax deferred. Distributions are taxed as ordinary income. During the deferral period, distributions are assumed to come first from any gain in contract and loans are deemed distributions.
Distributions may be subject to a tax penalty. For immediate annuities and annuitized deferred annuities, a portion of each distribution may be treated as the return of the taxpayer's investment in the contract.

In April 1998, the Company began offering a term life insurance product in support of an affiliate's mutual fund products. In May 1998, the Company launched a single premium variable life insurance product. In January 1999, the Company launched its second variable life product, which was designed as a flexible premium product.

Life insurance policies represent a contractual obligation to pay proceeds to a beneficiary upon the death of the insured. This obligation is undertaken by the insurer in return for either a single premium, or a series of scheduled or flexible premiums. Cash value life insurance represents an additional obligation to make amounts available upon surrender or, in many cases, for loans collateralized by policy values. Distributions upon the death of the insured are tax free in most circumstances. Gains in the contracts before distribution are tax deferred. Distributions subject to tax are subject to ordinary income treatment. Distributions before the death of the insured from policies deemed to be modified endowment contracts ("MEC") are generally taxed in a manner similar to deferred annuities. Distributions from non-MEC policies before the insured's death are assumed to come first from the taxpayer's investment in the policy and loans are not deemed distributions.

Segments

Segment reporting is aligned based on the three major product offerings: variable annuity, variable life and qualified plans. Over the past two years, in order to complete the array of products offered by the Company and its affiliates to meet a wide variety of financial planning, the Company developed the variable life and qualified plan products. The marketing and distribution of the variable life and qualified plan products are in the early stages and have not yet generated significant sales.

Reserves

The Company is obligated to carry in its statutory financial statements, as liabilities, actuarial reserves to meet its obligations on outstanding annuity or life insurance contracts. This is required by the life insurance laws and regulations in the jurisdictions in which the Company does business. Such reserves are based on mortality and/or morbidity tables in general use in the United States. In general, reserves are computed amounts that, with additions from premiums to be received, and with interest on such reserves compounded at certain assumed rates, are expected to be sufficient to meet contractual obligations. In the accompanying financial statements, these reserves for contractual obligations are determined in accordance with generally accepted accounting principles and are included in the separate account liabilities, reserve for future contractowner benefits and policy reserves.

Employees

As of December 31, 1999, the Company had 1,013 direct salaried employees.

Item 2.        PROPERTIES

The Company occupies office space leased from an affiliate, American Skandia Information Services and Technology Corporation, and believes that the current facilities are satisfactory for its near term needs.

Item 3.        LEGAL PROCEEDINGS

As of the date of this filing, the Company is not involved in any litigation outside of the ordinary course of business, and does not expect such claims to materially impact the Company's financial statements.

Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

Item 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
MATTERS

All of the Company's outstanding shares are owned by American Skandia, Inc., a wholly-owned subsidiary of Skandia Insurance Company Ltd. The Company did not pay any dividends to ASI in 1999, 1998 or 1997.

Item 6.  SELECTED FINANCIAL DATA

The following table summarizes information with respect to the operations of the
Company:


(in thousands)                                                     For the Year Ended December 31,

                                                 1999              1998           1997           1996            1995
                                                 ----              ----           ----           ----            ----
STATEMENT OF OPERATIONS DATA

Revenues:
Annuity and life insurance
   charges and fees*                       $     289,989   $      186,211   $    121,158     $    69,780   $    38,837
Fee income                                        83,243           50,839         27,593          16,420         6,206
Net investment income                             10,441           11,130          8,181           1,586         1,601
Premium income and
    other revenues                                 3,688            1,360          1,082             265            45
                                           -------------    -------------   ------------     -----------   -----------
Total revenues                             $     387,361    $     249,540   $    158,014     $    88,051   $    46,689
                                           =============    =============   ============     ===========   ===========

Benefits and Expenses:
Annuity and life insurance benefits        $         612    $         558   $      2,033     $       613   $       555
Change in annuity policy reserves                  3,078            1,053             37             635        (6,779)
Cost of minimum death benefit
    reinsurance                                    2,945            5,144          4,545           2,867         2,057
Return credited to contractowners                 (1,639)          (8,930)        (2,018)            673        10,613
Underwriting, acquisition and

    other insurance expenses                     206,350          167,790         90,496          49,887        35,914
Interest expense                                  69,502           41,004         24,895          10,791         6,500
                                           -------------    -------------  -------------    ------------  ------------

Total benefits and expenses                $     280,848    $     206,619  $     119,988    $     65,466  $     48,860
                                           =============    =============  =============    ============  ============
Income tax expense (benefit)               $      30,344    $       8,154  $      10,478    $     (4,038) $        397
                                           =============    =============  =============    ============  ============

Net income (loss)                          $      76,169    $      34,767  $      27,548    $     26,623  $     (2,568)
                                           =============    =============  =============    ============  =============

STATEMENT OF FINANCIAL CONDITION

Total Assets                               $  30,849,414    $  18,848,273  $  12,894,290    $  8,268,696  $  4,956,018
                                           =============    =============  =============    ============  ============

Future fees payable to parent              $     576,034    $     368,978  $     233,034    $     47,112  $          -
                                           =============    =============  =============    ============  ============

Surplus Notes                              $     179,000    $     193,000  $     213,000    $    213,000  $    103,000
                                           =============    =============  =============    ============  ============
Shareholder's  Equity                      $     359,434    $     250,417  $     184,421     $   126,345  $     59,713
                                           =============    =============  =============     ===========  ============

* On annuity and life  insurance  sales of $6,862,968,  $4,159,662,  $3,697,990,
$2,795,114, and $1,628,486 during the years ended December 31, 1999, 1998, 1997,
1996, and 1995, respectively, with contractowner assets under management of $29,396,693, $17,854,761, $12,119,191, $7,764,891, and $4,704,044 as of December
31, 1999, 1998, 1997, 1996 and 1995, respectively.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and the notes thereto and Item 6, Selected Financial Data.

Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements pursuant to the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on estimates and assumptions that involve certain risks and uncertainties, therefore actual results could differ materially due to factors not currently known. These factors include significant changes in financial markets and other economic and business conditions, state and federal legislation and regulation, ownership and competition.

 Results of Operations

 Annuity and life insurance sales increased 65%, 12%, and 32% in 1999, 1998 and 1997, respectively. The Company continues to show significant growth in sales volume as a result of innovative product development activities, the recruitment and retention of top producers, and the success of its highly rated customer service teams. The sales growth was also attributable to the strong performance of the underlying mutual funds, which support the Separate Account assets. All three major distribution channels achieved significant sales growth in 1999.

 As a result of the significant growth in sales and assets under management, contractowner fees and charges and fees generated from transfer agency-type and investment support activities increased considerably over the past three years:

     (annual percentage growth)   1999              1998              1997

   Annuity and life insurance
     charges and fees              56%               54%              74%
   Fee income                      64%               84%              68%

Net investment income decreased 6% in 1999, increased 36% and 416% in 1998 and 1997, respectively. The decrease in 1999 was the result of $1,036,000 of amortization of the premium paid on a derivative instrument purchased during 1999. As noted in Note 2C of Notes to Consolidated Financial Statements, the derivative instrument, an equity put option, was purchased as a hedge against potential GMDB reserves increases. Excluding the derivative amortization, 1999 net investment income increased 3% as a result of increased bond holdings in support of the Company's risk-based capital initiatives. The increases in 1998 and 1997 were generated from the bond holdings, which were increased in 1998 and 1997 to meet risk based capital goals, which in turn, have increased as a result of the growth in business.

 Premium income represents premiums earned on sale of ancillary contracts; immediate annuities with life contingencies, supplementary contracts with life contingencies and certain life insurance products. Sales of supplementary contracts increased in 1999 and decreased in slightly in 1998 and 1997. There were no immediate annuities sold in 1999 and sales in 1998 and 1997 were modest.

 Annuity benefits, which represent immediate annuities, supplementary contracts and death benefits paid on annuity contracts with mortality risks were not significant in each of the past three years due primarily to the age of the policies in force.

 The change in annuity policy reserves includes changes in reserves related to annuity contracts with mortality risks as well as the Company's guaranteed minimum death benefit ("GMDB") liability. During the second quarter of 1999, the Company's agreement to reinsure substantially all of its exposure on the GMDB was terminated and the business was recaptured, as the reinsurer had announced its intention to exit this market. The increase in reserves resulting from this change was offset by a decrease in reserves associated with the change to reserve methodology on the GMDB. The new reserve methodology complies with the National Association of Insurance Commissioners Actuarial Guideline XXXIV. In the later half of 1999, the Company instituted a hedge program to manage the market risk and reserve fluctuations associated with the GMDB policies through the use of equity put options. The Company is currently continuing this program while evaluating alternative hedging strategies.

 The reinsurance premium associated with the GMDB exposure is based on levels of assets under management. Due to increased sales and account growth, this cost had increased in 1997 and 1998 and through May 1999. The termination of the reinsurance treaty as of May 31, 1999 resulted in the year to year decrease in this benefit for the twelve months ended December 31, 1999.

 Return credited to contractowners consists of revenues on the variable and market value adjusted annuities and variable life insurance, offset by the benefit payments and change in reserves required on this business. Market value adjusted annuity activity has the largest impact on this benefit. In 1999, the Separate Account investment returns on these contracts did not meet the expected returns calculated in the reserves. In 1998, the actual returns significantly outperformed the expected returns and in 1997, these expectations were met.

 Underwriting, acquisition and other insurance expenses for 1999, 1998 and 1997 were as follows:


                       (in thousands)                     1999                 1998               1997
                                                          ----                 ----               ----

   Commissions and general expenses                    $ 576,649            $ 342,594          $ 281,560
   Net capitalization of deferred
      acquisition costs                                 (370,299)            (174,804)          (191,064)
                                                       ---------            ---------           ---------

   Underwriting, acquisition and other
      insurance expenses                               $ 206,350             $167,790            $90,496
                                                       =========             ========            =======

Commissions, general operating expenses and the net deferral of acquisition costs have all increased in 1999, due largely to record sales. Current sales trends have resulted in a shift to asset based commission agreements. This coupled with increased asset levels from increased sales and equity market appreciation have led to the increase in commissions and general expenses. In 1998, commissions and general expenses increased as a result of strong sales and start up costs associated with the Company's entry into variable life insurance and qualified plans. The net capitalization of acquisition costs decreased in 1998 as a result of increased amortization. In 1997, expense increases were driven primarily from strong sales.

Interest  expense  increased  $28,498,000,  $16,109,000 and $14,104,000 in 1999,
1998 and 1997, respectively, as a result of additional financing transactions, which consisted of the sale of future fees to the Parent ("securitization transactions"). In addition, the Company retired surplus notes on December 10, 1999 and December 31, 1998 of $14,000,000 and $20,000,000 respectively. Surplus notes outstanding as of December 31, 1999 and 1998 totaled $179,000,000 and $193,000,000, respectively.

The effective income tax rates for the years ended December 31, 1999, 1998 and 1997 were 28%, 19% and 28%, respectively. The effective rate is lower than the corporate rate of 35% due to permanent differences, with the most significant item being the dividend received deduction. Management believes that based on the taxable income produced in the past two years, as well as the continued growth in annuity sales, the Company will produce sufficient taxable income in future years to realize its deferred tax assets.

The Company generated net income after tax of $76,169,000, $34,767,000 and $27,548,000 in 1999, 1998 and 1997, respectively. The Company benefited in each of the past three years from strong sales growth and favorable market conditions. The Company considers Mexico an emerging market and has invested in the Skandia Vida operations with the expectation of generating profits from long-term savings products in future years. As such, Skandia Vida has generated net losses of $2,523,000, $2,514,000 and $1,438,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

Total assets grew 64%, 46%, and 56% in 1999, 1998 and 1997, respectively. These increases were a direct result of the substantial sales volume and market growth of the separate account assets. The sales and market growth also drove increases in deferred acquisition costs, as well as fixed maturity investments held in support of the Company's risk based capital requirements. Liabilities grew 64%, 46%, and 56% in 1999, 1998 and 1997, respectively, as a result of the reserves required for the increased sales activity along with the sale of future fees and charges during these periods. These sales of future fees and charges to the Parent are needed to fund the acquisition costs of the Company's variable annuity and life insurance business.

Liquidity and Capital Resources

The Company's liquidity requirement was met by cash from insurance operations, investment activities, borrowings from its Parent and the sale of rights to future fees and charges to its Parent.

The majority of the operating cash outflow resulted from the sale of variable annuity and variable life products which carry a contingent deferred sales charge. This type of product causes a temporary cash strain in that 100% of the proceeds are invested in separate accounts supporting the product leaving a cash (but not capital) strain caused by the acquisition cost for the new business. This cash strain required the Company to look beyond the cash made available by insurance operations and investments of the Company to financing in the form of surplus notes, capital contributions, the sale of certain rights to future fees and charges as well as modified coinsurance reinsurance arrangements:

     o During 1999 and 1998, the Company  received  $34,800,000 and $22,600,000, respectively, from ASI to support the capital needs of its U.S. operations during the current year along with the following year's anticipated growth in business. In addition, the Company received $1,690,000 and $5,762,000 from ASI in 1999 and 1998 to support its investment in Skandia Vida.

     o Funds received from new securitization transactions amounted to $265,710,000, $169,881,000, and $194,512,000 for 1999, 1998 and 1997,
     respectively (see Note 8 of the Notes to Audited Consolidated Financial Statements). In addition, $71,000,000 was received from ASI in the fourth quarter of 1999 in advance of a securitization transaction completed in the first quarter of 2000.

     o During 1999, 1998 and 1997, the Company extended its reinsurance agreements. The reinsurance agreements are modified coinsurance arrangements where the reinsurer shares in the experience of a specific book of business.

The Company expects the continued use of reinsurance and securitization transactions to fund the cash strain anticipated from the acquisition costs on the coming years' sales volume.

As of December  31, 1999 and 1998,  shareholder's  equity was  $359,434,000  and
$250,417,000,   respectively.  The  increases  were  driven  by  the  previously
mentioned  capital   contributions   received  from  ASI  and  net  income  from
operations.

The Company has long-term surplus notes and short-term borrowings with ASI. No dividends have been paid to ASI.

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

Effects of Inflation

The rate of inflation has not had a significant effect on the Company's financial statements.

Year 2000 Compliance

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

The Company experienced no significant errors or disruptions in computer service, interfaces with computer systems of investment managers, sub-advisors, third party administrators, vendors and other business partners on or after January 1, 2000.

American Skandia engaged external information technology specialists to review its operating systems and internally developed software. The costs associated with these assessments and Year 2000 related remediation was $1,400,000 in 1999 and $750,000 in 1998 and prior. The Company was allocated the majority of these costs.

American Skandia continues to review new and existing systems and has contingency plans in place as part of its Business Continuity Plan. This plan involves virtually all aspects of the business and will continue to be a focus of management beyond the Year 2000 event.

Outlook

The Company believes that it is well positioned to retain and enhance its position as a leading provider of financial products for long-term savings and retirement purposes as well as to address the economic impact of premature death, estate and business planning concerns and supplemental retirement needs. Strength in the areas of investment options offered, innovative and leading edge product offerings and superior customer service are expected to allow the Company to continue to grow market share in a marketplace which continues to grow.

Certain regulatory and legislative initiatives or proposed accounting standards, if adopted, could adversely impact the Company, despite it's strong market position. Of particular importance is President Clinton's proposed budget for 2001, which includes proposed revenue-raising tax changes such as the "DAC tax" on annuity and life products that could further increase the Company's cash strain. In addition, the recently enacted Financial Services Modernization Act, which allows banks and insurance companies to affiliate under a common holding company, may create previously unseen competitive pressures that could impact the Company's ability to do business in the same manner it has previously. Additionally, discussions on regulation of the Internet may impact on the way the Company does business in the future.

Item  7A.  QUANTITATIVE AND QUALITATIVE  DISCLOSURES ABOUT MARKET RISK

The Company is subject to potential fluctuations in earnings and the fair value of certain of its assets and liabilities, as well as variations in expected cash flows due to changes in market interest rates and equity prices. The following discussion focuses on specific exposures the Company has to interest rate and equity price risk and describes strategies used to manage these risks. The discussion is limited to financial instruments subject to market risks and is not intended to be a complete discussion of all of the risks the Company is exposed to.

Interest Rate Risk

Fluctuations in interest rates can potentially impact the Company's profitability and cash flows. The Company has 97% of assets held under management that are in non-guaranteed Separate Accounts for which the Company's exposure is not significant as the contractowner assumes substantially all the investment risk. On the remaining 3% of assets the interest rate risk from contracts that carry interest rate exposure, is managed through an asset/liability matching program which takes into account the risk variables of the insurance liabilities supported by the assets.

At December 31, 1999, the Company held in its general account $201,509,000 of fixed maturity investments that are sensitive to changes in interest rates. These securities are held in support of the Company's fixed immediate annuities and supplementary contracts ($29,912,000 in reserves at December 31, 1999) and in support of the Company's target solvency capital. The Company has a conservative investment philosophy with regard to these investments. All investments are investment grade corporate securities, government agency or U.S. government securities.

The Company's deferred annuity products offer a fixed option which subjects the Company to interest rate risk. The fixed option guarantees a fixed rate of interest for a period of time selected by the contractowner. Guarantee period options available range from 1 to 10 years. Withdrawal of funds before the end of the guarantee period subjects the contract holder to a market value adjustment ("MVA"). In the event of rising interest rates, which make the fixed maturity securities underlying the guarantee less valuable, the MVA could be negative. In the event of declining interest rates, which make the fixed maturity securities underlying the guarantee more valuable, the MVA could be positive. The resulting increase or decrease in the value of the fixed option, from calculation of the MVA, should substantially offset the increase or decrease in the market value of the securities underlying the guarantee. The Company maintains strict asset/liability matching to enable this offset. However, the Company still takes on the default risk for the underlying securities, the interest rate risk of reinvestment of interest payments and the risk of failing to maintain the asset/liability matching program with respect to duration and convexity. At December 31, 1999 the Company had $939,585,000 in fixed investment options subject to these risks.

Equity Market Exposure

The primary equity market risk to the Company comes from the nature of the variable annuity and variable life products sold by the Company. Various fees and charges earned are substantially derived as a percentage of the market value of assets under management. In a market decline, this income would be reduced. This could be further compounded by customer withdrawals, net of applicable surrender charge revenues, partially offset by transfers to the fixed option discussed above. A 10% decline in the market value of the assets under management at December 31, 1999, sustained throughout 2000, would result in an approximate drop in related annual fee income of $48,178,000.

As discussed in Note 2 of the Consolidated Financial Statements, in 1999 the Company utilized derivative instruments to hedge against the risk of significant decreases in equity markets which would expose the Company to increases in guaranteed minimum death benefits liabilities. Prior to the implementation of this program the Company utilized reinsurance to transfer this risk.

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

See index to Consolidated  Financial  Statements and Supplementary  Data on page
13.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Item 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information contained in the "Executive Officers and Directors" section of the prospectus of the Company's registration statement on Form S-2, (Reg. 333-91400) is incorporated herein by reference.

Item 11.  EXECUTIVE COMPENSATION

Summary Compensation Table: The summary table below summarizes the compensation payable to the Chief Executive Officer and to the most highly compensated of our executive officers whose compensation exceeded $100,000 in 1999.


                                                                        (in thousands)
    Name and                                      Annual                                                 LTIP
Principal Position                                 Year                      Salary                     Payouts

Jan R. Carendi                                     1999                       $908                        $497
Chief Executive Officer                            1998                        784                         302
                                                   1997                        609                         172

Gordon C. Boronow                                  1999                       $414                        $343
President & Deputy Chief                           1998                        325                         278
Executive Officer                                  1997                        261                         175

Lincoln R. Collins                                 1999                       $400                        $176
Executive Vice President &                         1998                        285                          99
Chief Operating Officer                            1997                        254                          58

Nancy F. Brunetti                                  1999                       $435                        $108
Executive Vice President &                         1998                        287                          46
Chief Logistics Officer                            1997                        204                           8

Yat Kan Chan                                       1999                       $502                          $0
Senior Vice President &                            1998                          0                           0
Chief Information Officer                          1997                          0                           0

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

Changes in the value of units reflect changes in the "embedded value" of the Company. "Embedded value" is the net asset value of the Company (valued at market value and not including the present value of future profits), plus the present value of the anticipated future profits (valued pursuant to state insurance law) on its existing contracts. Units will not have any value for participants if the embedded value does not increase by certain target percentages during the first four years of a plan. The target percentages may differ between each plan. Any amounts available under a plan are paid out in the fifth through eighth years of a plan. A portion of the payments under a particular year's plan may be postponed if total payments due eligible participants for that year would exceed 20% of any pretax profit (as determined under state insurance law) earned by the Company and certain affiliates in the prior fiscal year.

The amount to be received by a participant at the time any payment is due will be the then current number of units payable multiplied by the then current value of such units.


                                                                                       (in thousands)
                                               Number     Period until               Estimated Future Payouts
          Name                                of Units      Payout           Threshold      Target       Maximum
          ----                                --------      ------           ---------      ------       -------

Jan R. Carendi                                305,000       Various                         $4,344
Gordon C. Boronow                             285,000       Various                          4,161
Lincoln R. Collins                            130,382       Various                          1,787
Nancy F. Brunetti                             121,208       Various                          1,710
Yat Kan Chan                                   20,000       Various                            125

The following directors' compensation is shown below in 1999:

Jan R. Carendi               0
Gordon C. Boronow            0
Nancy F. Brunetti            0
Malcolm M. Campbell          0
Lincoln R. Collins           0
C. Henrik G. Danckwardt      0
Wade A. Dokken               0
Thomas M. Mazzaferro         0
Gunnar J. Moberg             0
Anders O. Soderstrom         0
Amanda C. Sutyak             0
C. Ake Svensson              0
Bayard F. Tracy              0


Item 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

None

Item 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

PART IV



Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial Information

     (1)  Financial Statements                         See Index to
                                                       Consolidated Financial
                                                       Statements on Page 13

     (2)  Financial Statement Schedules                None

(b)  Exhibits

     (2)  Plans of acquisition, reorganization,
          Arrangement, liquidation or succession       None

     (3)  Articles of Incorporation and By-Laws        Incorporated by reference to
                                                       the Company's Form N-4
                                                       (Reg. 33-19363)

     (4)  Instruments defining the right of            Incorporated by reference to
          security holders including indentures        the Company's Reg. 333-08853,
                                                       33-59993, 33-86866, 33-87010,
                                                       33-62793, 33-62933, 333-26685,
                                                       33-88362

     (9)  Voting Trust Agreement                       None

     (10) Material Contracts                           Incorporated by reference to
                                                       the Company's Form S-2
                                                       (Reg. 33-26122 and 33-86918)

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

     (23) Consents of experts and counsel              Not required to be filed

     (24) Powers of Attorney                           Incorporated by reference to
                                                       the Company's Forms S-2
                                                       (Reg. 333-25733)

     (99) Additional exhibits                          None


                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                        Consolidated Financial Statements

                                December 31, 1999

                                      Index

                                                                          Page

Independent Auditors' Report                                               14

Consolidated Statements of Financial Condition

  as of December 31, 1999 and 1998                                         15

Consolidated Statements of Operations for the

  Years ended December 31, 1999, 1998 and 1997                             16

Consolidated Statements of Shareholder's Equity for the

  Years ended December 31, 1999, 1998 and 1997                             17

Consolidated Statements of Cash Flows for the

  Years ended December 31, 1999, 1998 and 1997                             18

Notes to Consolidated Financial Statements                                 19


Schedules are omitted because they are either not applicable or because the information required therein is included in the Notes to Consolidated Financial Statements.

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholder of
    American Skandia Life Assurance Corporation
Shelton, Connecticut

We have audited the consolidated statements of financial condition of American Skandia Life Assurance Corporation (the "Company" which is a wholly-owned subsidiary of Skandia Insurance Company Ltd.) as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholder's equity, and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Skandia Life Assurance Corporation at December 31, 1999 and 1998, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

/s/Ernst & Young LLP


February  11,  2000,
except for Note 18 as to which the date is March 22, 2000

Hartford, Connecticut

                   AMERICAN  SKANDIA LIFE ASSURANCE  CORPORATION
         (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                 Consolidated Statements of Financial Condition
                                 (in thousands)


                                                                                 As of December 31,
                                                                          1999                        1998
                                                                     ---------------            ----------------

ASSETS

Investments:
  Fixed maturities - at amortized cost                               $        3,360             $         8,289
  Fixed maturities - at fair value                                          198,165                     141,195
  Investment in mutual funds - at fair value                                 16,404                       8,210
  Derivative instruments                                                        189                           -
  Policy loans                                                                1,270                         569
                                                                      --------------              --------------

    Total investments                                                       219,388                     158,263

Cash and cash equivalents                                                    89,212                      77,525
Accrued investment income                                                     4,054                       2,880
Deferred acquisition costs                                                1,087,705                     721,507
Reinsurance receivable                                                        4,062                       4,191
Receivable from affiliates                                                        -                       1,161
Income tax receivable - deferred                                             51,726                      38,861
State insurance licenses                                                      4,263                       4,413
Fixed assets                                                                  3,305                         328
Other assets                                                                  4,533                       3,744
Separate account assets                                                  29,381,166                  17,835,400
                                                                     ---------------            ----------------

  Total assets                                                       $   30,849,414             $    18,848,273
                                                                     ===============            ================

LIABILITIES AND SHAREHOLDER'S EQUITY


Liabilities:
Reserve for future contractowner benefits                            $       11,215             $        37,508
Policy reserves                                                              29,912                      25,545
Drafts outstanding                                                           51,059                      28,941
Accounts payable and accrued expenses                                       158,590                      91,827
Income tax payable                                                           24,268                       6,657
Payable to affiliates                                                        68,736                           -
Future fees payable to parent                                               576,034                     368,978
Short-term borrowing                                                         10,000                      10,000
Surplus notes                                                               179,000                     193,000
Separate account liabilities                                             29,381,166                  17,835,400
                                                                     ---------------            ----------------

  Total Liabilities                                                      30,489,980                  18,597,856
                                                                     ---------------            ----------------

Shareholder's equity:
  Common stock, $100 and $80 par value, 25,000 shares authorized,
    issued and outstanding                                                    2,500                       2,000
  Additional paid-in capital                                                215,879                     179,889
  Retained earnings                                                         141,162                      64,993
  Accumulated other comprehensive income                                       (107)                      3,535
                                                                     ---------------            ----------------

    Total Shareholder's equity                                              359,434                     250,417
                                                                     ---------------            ----------------

    Total liabilities and shareholder's equity                       $   30,849,414             $    18,848,273
                                                                     ===============            ================

                See notes to consolidated financial statements.

                   AMERICAN  SKANDIA LIFE ASSURANCE  CORPORATION
         (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                      Consolidated Statements of Operations
                                 (in thousands)


                                                                     For the Year Ended December 31,
                                                              1999                1998                1997
                                                         --------------       -------------       -------------

REVENUES

Annuity and life insurance charges and fees              $     289,989        $    186,211        $    121,158
Fee income                                                      83,243              50,839              27,593
Net investment income                                           10,441              11,130               8,181
Premium income                                                   1,278                 874                 920
Net realized capital gains                                         578                  99                  87
Other                                                            1,832                 387                  75
                                                         --------------       -------------       -------------

  Total revenues                                               387,361             249,540             158,014
                                                         --------------       -------------       -------------


EXPENSES

Benefits:
  Annuity and life insurance benefits                              612                 558               2,033
  Change in annuity and life insurance policy reserves           3,078               1,053                  37
  Cost of minimum death benefit reinsurance                      2,945               5,144               4,545
  Return credited to contractowners                             (1,639)             (8,930)             (2,018)
                                                         --------------       -------------       -------------

                                                                 4,996              (2,175)              4,597

Expenses:
  Underwriting, acquisition and other insurance
    expenses                                                   206,350             167,790              90,496
  Interest expense                                              69,502              41,004              24,895
                                                         --------------       -------------       -------------

                                                               275,852             208,794             115,391
                                                         --------------       -------------       -------------

  Total benefits and expenses                                  280,848             206,619             119,988
                                                         --------------       -------------       -------------

    Income from operations before income tax                   106,513              42,921              38,026

      Income tax expense                                        30,344               8,154              10,478
                                                         --------------       -------------       -------------

        Net income                                       $      76,169        $     34,767        $     27,548
                                                         ==============       =============       =============

                See notes to consolidated financial statements.

                   AMERICAN  SKANDIA LIFE ASSURANCE  CORPORATION
         (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                 Consolidated Statements of Shareholder's Equity
                                 (in thousands)


                                                                     For the Year Ended December 31,
                                                              1999                1998                1997
                                                         --------------      --------------      --------------

Common stock:
  Beginning balance                                      $       2,000       $       2,000       $       2,000
  Increase in par value                                            500                   -                   -
                                                         --------------      --------------      --------------

    Ending balance                                               2,500               2,000               2,000
                                                         --------------      --------------      --------------

Additional paid in capital:
  Beginning balance                                            179,889             151,527             122,250
  Transferred to common stock                                     (500)                  -                   -
  Additional contributions                                      36,490              28,362              29,277
                                                         --------------      --------------      --------------

    Ending balance                                             215,879             179,889             151,527
                                                         --------------      --------------      --------------

Retained earnings:
  Beginning balance                                             64,993              30,226               2,678
  Net income                                                    76,169              34,767              27,548
                                                         --------------      --------------      --------------

    Ending balance                                             141,162              64,993              30,226
                                                         --------------      --------------      --------------

Accumulated other comprehensive income:

  Beginning balance                                              3,535                 668                (584)
  Other comprehensive income                                    (3,642)              2,867               1,252
                                                         --------------      --------------      --------------

    Ending Balance                                                (107)              3,535                 668
                                                         --------------      --------------      --------------

      Total shareholder's equity                         $     359,434       $     250,417       $     184,421
                                                         ==============      ==============      ==============

                See notes to consolidated financial statements.

                   AMERICAN  SKANDIA LIFE ASSURANCE  CORPORATION
         (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                      Consolidated Statements of Cash Flows
                                 (in thousands)


                                                                     For the Year Ended December 31,
                                                              1999                1998                1997
                                                         --------------       -------------      --------------

Cash flow from operating activities:

  Net income                                             $      76,169              34,767       $      27,548
  Adjustments to reconcile net income to net
    cash used in operating activities:
      Amortization and depreciation                              1,495                 251                 223
      Deferred tax expense                                     (10,903)            (14,242)             (9,631)
      Change in unrealized losses on derivatives                 3,749                   -                   -
      Increase in policy reserves                                    -               1,130               3,176
      Change in receivable from/payable to affiliates           69,897                 166              (1,321)
      Change in income tax payable                                   -               7,704              (2,172)
      Increase in other assets                                    (789)             (1,173)               (415)
      Increase in accrued investment income                     (1,174)               (438)               (483)
      Decrease/(increase) in reinsurance receivable                  -               2,152                (268)
      Increase in deferred acquisition costs                         -            (174,804)           (190,969)
      Increase in accounts payable and accrued expenses         66,763              20,637               5,719
      Increase in drafts outstanding                                 -               9,663               6,245
      Change in foreign currency translation, net                  701                 (22)                (34)
      Realized capital gain                                       (578)                (99)                (87)
                                                         --------------       -------------      --------------

        Net cash used in operating activities                  205,330            (114,308)           (162,469)
                                                         --------------       -------------      --------------

Cash flow from investing activites:

      Purchase of fixed maturity investments                   (99,250)            (31,828)            (28,905)
      Proceeds from sale and maturity of fixed
        maturity investments                                    36,226               4,049              10,755
      Purchase of derivatives                                   (4,974)                  -                   -
      Purchase of shares in mutual funds                       (17,703)             (7,158)             (5,595)
      Proceeds from sale of shares in mutual funds              14,657               6,086               1,415
      Purchase of fixed assets                                  (3,178)                (18)               (189)
      Increase in policy loans                                       -                 118                (528)
                                                         --------------       -------------      --------------

        Net cash used in investing activities                  (74,222)            (28,751)            (23,047)
                                                         --------------       -------------      --------------

Cash flow from financing activities:

      Capital contribution from parent                          22,490               8,362              29,277
      Increase in future fees payable to parent                      -             135,944             185,922
      Net withdrawals from contractowner accounts                    -              (5,696)              6,959
                                                         --------------       -------------      --------------

        Net cash provided by financing activities               22,490             138,610             222,158
                                                         --------------       -------------      --------------

          Net increase/(decrease) in cash and cash
            equivalents                                        153,598              (4,449)             36,642

          Cash and cash equivalents at beginning of year        77,525              81,974              45,332
                                                         --------------       -------------      --------------

            Cash and cash equivalent at end of year      $     231,123              77,525       $      81,974
                                                         ==============       =============      ==============

     Income taxes paid                                   $      23,637              14,651       $      22,308
                                                         ==============       =============      ==============

      Interest paid                                      $      69,697              35,588       $      16,916
                                                         ==============       =============      ==============

                See notes to consolidated financial statements.

                   AMERICAN  SKANDIA LIFE ASSURANCE  CORPORATION
         (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                   Notes to Consolidated Financial Statements

                                December 31, 1999

1.  ORGANIZATION AND OPERATION

    American Skandia Life Assurance Corporation (the "Company") is a wholly-owned subsidiary of American Skandia, Inc. ("ASI", formerly known as American Skandia Investment Holding Corporation) whose ultimate parent is Skandia Insurance Company Ltd., a Swedish Corporation.

    The Company develops long-term savings and retirement products which are distributed through its affiliated broker/dealer company, American Skandia Marketing, Incorporated ("ASM"). The Company currently issues variable life insurance and variable, fixed, market value adjusted and immediate annuities for individuals, groups and qualified pension plans.

    The Company has 99.9% ownership in Skandia Vida, S.A. de C.V. ("Skandia Vida") which is a life insurance company domiciled in Mexico. Skandia Vida had total shareholder's equity of $4,592,000 and $4,724,000 as of December 31, 1999, and 1998, respectively. The Company considers Mexico an emerging market and has invested in the Skandia Vida operations with the expectation of generating profits from long-term savings products in future years. As such, Skandia Vida has generated net losses of $2,523,000, $2,514,000 and $1,438,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

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

    B.  New Accounting Pronouncements

        In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Software Developed or Obtained for Internal Use. The SOP, which has been adopted prospectively as of January 1, 1999, requires the capitalization of certain costs incurred in connection with developing or obtaining internal use software. Prior to the adoption of SOP 98-1, the Company expensed all internal use software related costs as incurred. The Company has identified and capitalized $3,035,000 of costs associated with internal use software during 1999 and is amortizing the applicable costs on a straight-line basis over a three year period. At December 31, 1999, the unamortized balance was $2,920,000 and is included in fixed assets.

        In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). Subsequently, in July 1999, FASB issued FAS 137 "Deferral of the Effective Date of FASB Statement 133". The adoption date was delayed to fiscal years beginning after June 15, 2000. The Company is currently evaluating the potential impact on its financial position.

                   AMERICAN  SKANDIA LIFE ASSURANCE  CORPORATION
         (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

             Notes to Consolidated Financial Statements (continued)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

        The Company has classified its mutual fund investments held in support of a deferred compensation plan are available-for-sale. Such investments are carried at fair value and changes in unrealized gains and losses are reported as a component of other comprehensive income.

        Derivative instruments are recorded consistent with hedged items. The Company hedges the market value fluctuations of the guaranteed minimum death benefit ("GMDB") exposure embedded in its policy reserves and as such, the portion of the derivative instrument which constitutes an effective hedge is carried at market value. The cost associated with the portion of the instrument which is not considered an effective hedge is amortized to investment income over the life of the instrument.

        Policy loans are carried at their unpaid principal balances.

        Realized gains and losses on disposal of investments are determined by the specific identification method and are included in revenues.

    D.  Derivative Instruments

        During the second quarter of 1999, the Company's agreement to reinsure substantially all of its exposure on its GMDB liability was terminated and the business was recaptured, as the reinsurer had recently announced its intention to exit this market. In response, the Company instituted a hedge program to effectively manage the market risk associated with GMDB reserve fluctuations using put options. The cash invested in the put options is at risk to the extent that the value of the underlying index is less than the strike price at the exercise date. This would be offset by a corresponding decrease in the hedged GMDB exposure.

    E.  Cash Equivalents

        The Company considers all highly liquid time deposits, commercial paper and money market mutual funds purchased with a maturity of three months or less to be cash equivalents.

    F.  Fair Values of Financial Instruments

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

                   AMERICAN  SKANDIA LIFE ASSURANCE  CORPORATION
         (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

             Notes to Consolidated Financial Statements (continued)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    F.  Fair Values of Financial Instruments (continued)

        Fair values of investments in mutual funds are based on quoted market prices.

        The fair value of the portion of the derivative instrument which constitutes an effective hedge is determined based on current value of the underlying index.

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

    G.  State Insurance Licenses

        Licenses to do business in all states have been capitalized and reflected at the purchase price of $6,000,000 less accumulated amortization. The cost of the licenses is being amortized on a straight line basis over 40 years.

    H.  Income Taxes

        The Company is included in the consolidated federal income tax return and combined state income tax return of an upstream company, Skandia AFS Development Holding Corporation and certain of its subsidiaries. In accordance with the tax sharing agreement, the federal and state income tax provisions are computed on a separate return basis as adjusted for consolidated items such as net operating loss carryforwards.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

    I.  Recognition of Revenue and Contract Benefits

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

                   AMERICAN  SKANDIA LIFE ASSURANCE  CORPORATION
         (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

             Notes to Consolidated Financial Statements (continued)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    I.  Recognition of Revenue and Contract Benefits (continued)

        Revenues for market value adjusted fixed annuity contracts consist of separate account investment income reduced by benefit payments and changes in reserves in support of contractowner obligations, all of which are included in return credited to contractowners. Benefit reserves for these contracts represent the account value of the contracts, and are included in the general account reserve for future contractowner benefits to the extent in excess of the separate account liabilities.

        Revenues for immediate annuity contracts without life contingencies consist of net investment income. Revenues for immediate annuity contracts with life contingencies consist of single premium payments recognized as annuity considerations when received. Benefit reserves for these contracts are based on the Society of Actuaries 1983 Table-a with assumed interest rates that vary by issue year. Assumed interest rates ranged from 6.25% to 8.25% at December 31, 1999 and 1998.

        Revenues for variable life insurance contracts consist of charges against contractowner account values for mortality and expense risk fees, cost of insurance fees, taxes and surrender charges. Certain contracts also include charges against premium to pay state premium taxes. Benefit reserves for variable life insurance contracts represent the account value of the contracts and are included in the separate account liabilities.

    J.  Deferred Acquisition Costs

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

        Details of the deferred acquisition costs and related amortization for the years ended December 31, are as follows:


                           (in thousands)                        1999                    1998                  1997
                                                                 ----                    ----                  ----

                  Balance at beginning of year                   $721,507              $546,703              $355,734
                                                                 --------              --------              --------

                  Acquisition costs deferred

                     during the year                              450,059               261,432               243,476

                  Acquisition costs amortized

                     during the year                              (83,861)              (86,628)              (52,507)
                                                                 ---------             --------              --------

                                                                  366,198               174,804               190,969
                                                                  -------               -------               -------

                  Balance at end of year                       $1,087,705              $721,507              $546,703
                                                               ==========              ========              ========

                   AMERICAN  SKANDIA LIFE ASSURANCE  CORPORATION
         (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

             Notes to Consolidated Financial Statements (continued)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    K.  Reinsurance

        The Company cedes reinsurance under modified co-insurance arrangements. These reinsurance arrangements provide additional capacity for growth in supporting the cash flow strain from the Company's variable annuity and variable life insurance business. The reinsurance is effected under quota share contracts.

        As noted in Note 2D, the Company reinsured its exposure to market fluctuations associated with its GMDB liability in 1999, 1998 and the beginning of 1997. Under this reinsurance agreement, the Company ceded premiums of $2,945,000, $5,144,000 and $4,545,000; received claim
        reimbursements   of  $242,000,   $9,000  and  $46,000;   and,   recorded
        increases/(decreases) in reserves of ($2,763,000), ($323,000) and $918,000 in each of the three years, respectively.

        At December 31, 1999 and 1998, in accordance with the provisions of a modified coinsurance agreement, the Company accrued $41,000 and $1,976,000, respectively, for amounts receivable from favorable reinsurance experience on a block of variable annuity business.

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

        Included in Separate Account liabilities are $896,205,000 and $771,195,000 at December 31, 1999 and 1998, respectively, relating to annuity contracts for which the contractowner is guaranteed a fixed rate of return. Separate Account assets of $896,205,000 and $771,195,000 at December 31, 1999 and 1998, respectively, consisting of long term bonds, short term securities, transfers due from the general account and cash and cash equivalents which are held in support of these annuity contracts, pursuant to state regulation.

                   AMERICAN  SKANDIA LIFE ASSURANCE  CORPORATION
         (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

             Notes to Consolidated Financial Statements (continued)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

3.  COMPREHENSIVE INCOME

    The components of comprehensive income, net of tax, for the years ended December 31, 1998, 1997 and 1996 were as follows:


                  (in thousands)                                           1999              1998           1997
                                                                           ----              ----           ----

         Net income                                                       $76,169          $34,767         $27,548
         Other comprehensive income:
            Unrealized investment gains/(losses) on
               available for sale securities                               (3,082)           2,751           1,288
            Reclassification adjustment for realized
               losses/(gains) included in investment income                (1,016)             138             (14)
                                                                           -------       ---------       ---------
            Net unrealized gains/(losses) on securities                    (4,098)           2,889           1,274

            Foreign currency translation                                      456              (22)            (22)
                                                                        ---------       ----------      ----------

         Other comprehensive income                                        (3,642)           2,867           1,252
                                                                         ---------        --------        --------

         Comprehensive income                                             $72,527          $37,634         $28,800
                                                                          =======          =======         =======

    The components of accumulated other comprehensive income, net of tax, as of December 31, 1999 and 1998 were as follows:


                  (in thousands)                                         1999                  1998
                                                                         ----                  ----

         Unrealized investment gains                                     ($255)                $3,843
         Foreign currency translation                                      148                   (308)
                                                                        ------                -------

         Accumulated other comprehensive income                          ($107)                $3,535
                                                                         ======                ======

                   AMERICAN  SKANDIA LIFE ASSURANCE  CORPORATION
         (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

             Notes to Consolidated Financial Statements (continued)

4.  INVESTMENTS

    The amortized cost, gross unrealized gains/losses and estimated fair value of available-for-sale and held-to-maturity fixed maturities and investments in mutual funds as of December 31, 1999 and 1998 are shown below. All securities held at December 31, 1999 and 1998 were publicly traded.

    Investments in fixed maturities as of December 31, 1999 consisted of the following:


                  (in thousands)                                     Held-to-Maturity

                                                                 Gross               Gross
                                           Amortized          Unrealized          Unrealized             Fair
                                             Cost                Gains              Losses               Value

         U.S. Government

            obligations                      $1,105                $  -             $ (1)                $1,104

         Corporate securities                 2,255                   -              (15)                 2,240
                                              -----                ----             -----               -------

            Totals                           $3,360                $  -             $(16)                $3,344
                                             ======                ====             =====                ======



                  (in thousands)                                     Available-for-Sale

                                                                 Gross               Gross
                                           Amortized          Unrealized          Unrealized             Fair
                                             Cost                Gains              Losses               Value

         U.S. Government

            obligations                   $  81,183                $  -           $ (678)             $  80,505

         Obligations of
            state and political
            subdivisions                        253                                   (3)                   250

         Corporate securities               121,859                   -           (4,449)               117,410
                                          ---------                ----            ------             ---------

            Totals                         $203,295                $  -         $ (5,130)              $198,165
                                           ========                ====         =========              ========


         The amortized cost and fair value of fixed maturities, by contractual maturity, at December 31, 1999 are shown below.

                  (in thousands)                        Held-to-Maturity                  Available-for-Sale
                                                        ----------------                  ------------------

                                                    Amortized          Fair             Amortized           Fair
                                                      Cost             Value              Cost              Value

         Due in one year or less                      $3,107          $3,097       $           -  $           -

         Due after one through five years                253             247             130,284            128,250

         Due after five through ten years                  -               -              73,011             69,915
                                                  ----------      ----------          ----------         ----------

               Total                                  $3,360          $3,344            $203,295           $198,165
                                                      ======          ======            ========           ========


                   AMERICAN  SKANDIA LIFE ASSURANCE  CORPORATION
         (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

             Notes to Consolidated Financial Statements (continued)

4.  INVESTMENTS (continued)

    Investments in fixed maturities as of December 31, 1998 consisted of the following:


                  (in thousands)                       Held-to-Maturity

                                                                    Gross               Gross
                                            Amortized            Unrealized          Unrealized             Fair
                                              Cost                  Gains              Losses               Value
                                              ----                  -----              ------               -----

         U.S. Government

            obligations                       $3,774                 $57                   $-                $3,831

         Obligations of
            state and political
            subdivisions                           -                   -                    -                     -

         Corporate

            securities                         4,515                  34                    -                 4,549
                                             -------                ----                  ---               -------

               Totals                         $8,289                 $91                  $ -                $8,380
                                              ======                 ===                  ===                ======


                  (in thousands)                       Available for Sale

                                                                    Gross               Gross
                                            Amortized            Unrealized          Unrealized             Fair
                                              Cost                  Gains              Losses               Value
                                              ----                  -----              ------               -----

         U.S. Government

            obligations                     $ 17,399              $  678                 $  -             $  18,077

         Obligations of
            state and political

            subdivisions                         253                   7                    -                   260

         Corporate

            securities                       117,774               5,160                 (76)               122,858
                                           ---------             -------              -------            ----------

               Totals                       $135,426              $5,845               $ (76)              $141,195
                                            ========              ======               ======              ========


         Proceeds from sales of fixed maturities during 1999, 1998 and 1997 were $32,196,000, $999,000, and $5,056,000, respectively. Proceeds from maturities during 1999, 1998 and 1997 were $4,030,000,  $3,050,000, and
         $5,700,000, respectively.


                   AMERICAN  SKANDIA LIFE ASSURANCE  CORPORATION
         (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

             Notes to Consolidated Financial Statements (continued)

4.  INVESTMENTS (continued)

    The cost, gross unrealized gains/losses and fair value of investments in mutual funds at December 31, 1999 and 1998 are shown below:


                  (in thousands)                                 Gross             Gross
                                                              Unrealized        Unrealized              Fair
                                             Cost                Gains            Losses                Value

         1999                              $11,667              $4,763           $ (26)               $16,404
                                           =======              ======           ======               =======

         1998                               $8,068                $416          $ (274)                $8,210
                                            ======                ====          =======                ======


     Net realized  investment gains (losses) were as follows for the years ended
     December 31:

                  (in thousands)                                  1999                  1998                1997
                                                                ------                  ----                ----

         Fixed maturities:
           Gross gains                                        $    253                 $    -              $  10
           Gross losses                                           (228)                    (1)                -
         Investment in mutual funds:
           Gross gains                                             990                    281                116
           Gross losses                                           (437)                  (181)               (39)
                                                               -------                 ------             ------

         Totals                                                 $  578                  $  99              $  87
                                                                ======                  =====              =====

5.  NET INVESTMENT INCOME

    The sources of net investment income for the years ended December 31, 1999, 1998 and 1997 were as follows:

                  (in thousands)                                1999                   1998                1997
                                                                ----                   ----                ----

         Fixed maturities                                      $ 9,461               $  8,534             $6,617
         Cash and cash equivalents                               2,159                  1,717              1,153
         Investment in mutual funds                                 32                  1,013                554
         Policy loans                                               31                     45                 28
         Derivative Instruments                                 (1,036)                     -                  -
                                                             ---------             ----------          ---------

         Total investment income                                10,647                 11,309              8,352
         Investment expenses                                       206                    179                171
                                                            ----------             ----------           --------

         Net investment income                                 $10,441                $11,130             $8,181
                                                               =======                =======             ======

                   AMERICAN  SKANDIA LIFE ASSURANCE  CORPORATION
         (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

             Notes to Consolidated Financial Statements (continued)

6.  INCOME TAXES

    The significant components of income tax expense for the years ended December 31 were as follows:


                (in thousands)                                 1999                  1998                  1997
                                                               ----                  ----                  ----

         Current tax expense                                  $41,248               $22,384               $20,108

         Deferred tax benefit                                 (10,904)              (14,230)               (9,630)
                                                              --------             --------             ---------

         Total income tax expense                             $30,344              $  8,154               $10,478
                                                              =======              ========               =======

         The tax effects of significant items comprising the Company's deferred tax balance as of December 31, 1999 and 1998, are as follows:


                  (in thousands)                                         1999                         1998
                                                                         ----                         ----

         Deferred tax liabilities:
             Deferred acquisition costs                                ($321,873)                  ($210,731)
             Payable to reinsurers                                       (26,733)                    (25,585)
             Policy fees                                                  (1,146)                       (859)
             Net unrealized gains                                            (80)                     (2,069)
                                                                    ------------                 -----------

             Total                                                      (349,832)                   (239,244)
                                                                        --------                   ---------

         Deferred tax assets:
             Net separate account liabilities                            333,521                     225,600
             Future contractowner benefits                                 3,925                      13,128
             Other reserve differences                                    39,645                      25,335
             Deferred compensation                                        18,844                       9,619
             Surplus notes interest                                        5,030                       3,375
             Foreign exchange translation                                    137                         166
             Other                                                           456                         882
                                                                     -----------                ------------
             Total                                                       401,558                     278,105
                                                                        --------                   ---------

             Income tax receivable - deferred                          $  51,726                   $  38,861
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

6.  INCOME TAXES (continued)

    The income tax expense was different from the amount computed by applying the federal statutory tax rate of 35% to pre-tax income from continuing operations as follows:


                  (in thousands)                                    1999               1998                 1997
                                                                    ----               ----                 ----

         Income (loss) before taxes
             Domestic                                             $109,036             $45,435             $39,464
             Foreign                                                (2,523)             (2,514)             (1,438)
                                                                 ----------          ---------           ---------
             Total                                                 106,513              42,921              38,026

             Income tax rate                                            35%                 35%                 35%
                                                                 ---------           ---------           ---------

         Tax expense at federal
             statutory income tax rate                              37,280              15,022              13,309

         Tax effect of:
             Dividend received deduction                            (9,572)             (9,085)             (4,585)
             Losses of foreign subsidiary                              883                 880                 503
             Meals and entertainment                                   664                 487                 340
             State income taxes                                      1,071                 673                 577
             Other                                                      18                 177                 334
                                                                 ---------            --------             -------

         Income tax expense                                      $  30,344            $  8,154             $10,478
                                                                 =========            ========             =======

7.  RECEIVABLE FROM/PAYABLE TO AFFILIATES

    Certain operating costs (including personnel, rental of office space, furniture, and equipment) have been charged to the Company at cost by American Skandia Information Services and Technology Corporation ("ASIST"), an affiliated company; and likewise, the Company has charged operating costs to ASISI. The total cost to the Company for these items was $11,136,000, $7,722,000, and $5,572,000 for the years ended December 31, 1999, 1998 and
    1997, respectively. Income received for these items was $3,919,000, $1,355,000 and $3,225,000 for the years ended December 31, 1999, 1998 and
    1997, respectively.

    The Company had a $10 million short-term loan payable to ASI at December 31, 1999 and 1998. The total interest expense thereon to the Company was $585,000, $622,000 and $642,000 for the years ended December 31, 1999, 1998 and 1997 respectively, of which $182,000 was payable as of December 31, 1999 and 1998.

    Beginning in 1999, the Company was reimbursed by ASM for certain distribution related costs associated with the sales of business through an investment firm where ASM serves as an introducing broker dealer. Under this agreement, the expenses reimbursed in 1999 were $1,441,000. As of December 31,1999, amounts receivable under this agreement were $245,000.

    As of December 31,1999, the Company had received $71,000,000 from ASI in advance of the sale of certain rights to receive future fees and contract charges. This sale is expected to be completed in the first quarter of 2000.

                   AMERICAN  SKANDIA LIFE ASSURANCE  CORPORATION
         (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

             Notes to Consolidated Financial Statements (continued)

8.  FUTURE FEES PAYABLE TO PARENT

    In a series of transactions with ASI, the Company sold certain rights to receive future fees and contract charges expected to be realized on variable portions of designated blocks of deferred annuity contracts. The effective dates and issue periods these transactions cover are as follows:


                                   Closing           Effective           Contract Issue
               Transaction           Date              Date                  Period

                   1996-1           12/16/96            9/1/96         1/1/94   -   6/30/96
                   1997-1            7/23/97            6/1/97         3/1/96   -   4/30/97
                   1997-2           12/30/97           12/1/97         5/1/95   -  12/31/96
                   1997-3           12/30/97           12/1/97         5/1/96   -  10/31/97
                   1998-1            6/30/98            6/1/98         1/1/97   -   5/31/98
                   1998-2           11/10/98           10/1/98         5/1/97   -   8/31/98
                   1998-3           12/30/98           12/1/98         7/1/96   -  10/31/98
                   1999-1            6/23/99            6/1/99         4/1/94   -   4/30/99
                   1999-2           12/14/99           10/1/99        11/1/98   -   7/31/99

    In connection with these transactions, ASI issued collateralized notes in a private placement which are secured by the rights to receive future fees and charges purchased from the Company.

    Under the terms of the Purchase Agreements, the rights sold provide for ASI to receive a percentage (80% or 100% depending on the underlying commission option) of future mortality and expense charges and contingent deferred sales charges, after reinsurance, expected to be realized over the remaining surrender charge period of the designated contracts (6 to 8 years).

    The Company did not sell the right to receive future fees and charges after the expiration of the surrender charge period.

    The proceeds from the sales have been recorded as a liability and are being amortized over the remaining surrender charge period of the designated contracts using the interest method. The present values of the transactions as of the respective effective date were as follows:


                                                                                       Present
         (in thousands)           Transaction             Discount Rate                 Value
                                  -----------             -------------                 -----

                                    1996-1                    7.5%                     $50,221
                                    1997-1                    7.5%                      58,767
                                    1997-2                    7.5%                      77,552
                                    1997-3                    7.5%                      58,193
                                    1998-1                    7.5%                      61,180
                                    1998-2                    7.0%                      68,573
                                    1998-3                    7.0%                      40,128
                                    1999-1                    7.5%                     120,632
                                    1999-2                    7.5%                     145,078

         Payments representing fees and charges in the aggregate amount of $131,420,000, $69,226,000 and $22,250,000 were made by the Company to the Parent for the years ended December 31, 1999, 1998 and 1997, respectively. Related interest expense of $52,840,000, $22,978,000 and $6,842,000 has been included in the statement of income for the years ended December 31, 1999, 1998 and 1997, respectively.

                   AMERICAN  SKANDIA LIFE ASSURANCE  CORPORATION
         (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

             Notes to Consolidated Financial Statements (continued)

8.  FUTURE FEES PAYABLE TO PARENT (continued)

    Expected payments of future fees payable to ASI as of December 31, 1999 are as follows:


                                            Year Ended

          (in thousands)                    December 31,                     Amount
                                            -----------                      ------

                                               2000                         $103,975
                                               2001                          107,262
                                               2002                          106,491
                                               2003                           97,550
                                               2004                           78,512
                                               2005                           51,839
                                               2006                           25,712
                                               2007                            4,693
                                                                           ---------
                                              Total                         $576,034

         The Commissioner of the State of Connecticut has approved the sale of future fees and charges; however, in the event that the Company becomes subject to an order of liquidation or rehabilitation, the Commissioner has the ability to stop the payments due to the Parent under the Purchase Agreement subject to certain terms and conditions.

9.       LEASES

         The Company leases office space under a lease agreement established in 1989 with ASIST. The lease expense for 1999, 1998 and 1997 was $5,003,000, $3,588,000 and $2,428,000 respectively. Future minimum lease payments per year and in aggregate as of December 31, 1999 are as follows:

         (in thousands)             2000                               $  7,004
                                    2001                                  7,004
                                    2002                                  6,854
                                    2003                                  6,756
                                    2004                                  6,929
                                    2005 and thereafter                  51,865
                                                                       --------

                                    Total                               $86,412
                                                                        =======


10.      RESTRICTED ASSETS

         To comply with certain state insurance departments' requirements, the Company maintains cash, bonds and notes on deposit with various states. The carrying value of these deposits amounted to $4,868,000 and $3,747,000 as of December 31, 1999, and 1998, respectively. These deposits are required to be maintained for the protection of contractowners within the individual states.

                   AMERICAN  SKANDIA LIFE ASSURANCE  CORPORATION
         (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

             Notes to Consolidated Financial Statements (continued)

11.      RETAINED EARNINGS AND DIVIDEND RESTRICTIONS

         On November 8, 1999, the Board of Directors authorized the Company to increase the par value of its capital stock from $80 per share to $100 per share in order to comply with minimum capital levels as required by the California Department of Insurance. This transaction resulted in a corresponding decrease in paid in and contributed surplus of $500,000 and had no effect on capital and surplus.

         Statutory basis shareholder's equity was $286,385,000 and $285,553,000 at December 31, 1999 and 1998, respectively.

         The  statutory  basis  net  loss  was   $17,672,000,   $13,152,000  and
         $8,970,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

         Under various state insurance laws, the maximum amount of dividends that can be paid to shareholders without prior approval of the state insurance department is subject to restrictions relating to statutory surplus and net gain from operations. At December 31, 1999, no amounts may be distributed without prior approval.

12.      EMPLOYEE BENEFITS

         The Company has a 401(k) plan for which substantially all employees are eligible. Under this plan, the Company contributes 3% of salary for all participating employees and matches employee contributions at a 50%
         level up to an additional 3% Company contribution. Company contributions to this plan on behalf of the participants were $3,164,000, $2,115,000 and $1,220,000 for the years ended December 31,
         1999, 1998 and 1997, respectively.

         The Company has a deferred compensation plan, which is available to the internal field marketing staff and certain officers. Company contributions to this plan on behalf of the participants were $193,000, $342,000 and $270,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

         The Company and an affiliate cooperatively have a long-term incentive program under which units are awarded to executive officers and other personnel. The Company also has a profit sharing program which benefits all employees below the officer level. These programs consist of multiple plans with new plans instituted each year. Generally, participants must remain employed by the Company or its affiliates at the time such units are payable in order to receive any payments under the program. The accrued liability representing the value of these units was $42,619,000 and $21,372,000 as of December 31, 1999 and 1998,
         respectively. Payments under this plan were $4,079,000, $2,407,000 and $1,119,000 for the years ended December 31, 1999, 1998, and 1997, respectively.

                   AMERICAN  SKANDIA LIFE ASSURANCE  CORPORATION
         (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

             Notes to Consolidated Financial Statements (continued)

13.      REINSURANCE

         The effect of reinsurance for the years ended December 31, 1999, 1998 and 1997 is as follows:

         (in thousands)                                   1999
                                                          ----

                             Annuity and Life        Annuity and Life
                                 Insurance               Insurance             Return Credited
                             Charges and Fees         Policy Reserves         to Contractowners

         Gross                   $326,670                    $315                 ($1,397)
         Ceded                    (36,681)                  2,763                    (242)
                                 --------                  ------                 --------
         Net                     $289,989                  $3,078                 ($1,639)
                                 ========                  ======                 ========


                                                          1998
                                                          ----

                             Annuity and Life        Annuity and Life
                                 Insurance               Insurance             Return Credited
                             Charges and Fees         Policy Reserves         to Contractowners

         Gross                   $215,425                 $   691                 ($8,921)
         Ceded                    (29,214)                    362                      (9)
                                 --------                  ------                 --------
         Net                     $186,211                  $1,053                 ($8,930)
                                 ========                  ======                 ========


                                                          1997
                                                          ----

                             Annuity and life        Annuity and Life
                                 Insurance               Insurance             Return Credited
                             Charges and Fees         Policy Reserves         to Contractowners

         Gross                   $144,417                    $955                 ($1,972)
         Ceded                    (23,259)                   (918)                    (46)
                                 --------                   -----                 --------
         Net                     $121,158                   $  37                 ($2,018)
                                 ========                   =====                 ========

         Such ceded reinsurance does not relieve the Company of its obligations to policyholders. The Company remains liable to its policyholders for the portion reinsured to the extent that any reinsurer does not meet its obligations assumed under the reinsurance agreements.

                   AMERICAN  SKANDIA LIFE ASSURANCE  CORPORATION
         (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

             Notes to Consolidated Financial Statements (continued)

14.      SURPLUS NOTES

The Company has issued surplus notes to its Parent in exchange for cash. Surplus notes outstanding as of December 31, 1999 and 1998 were as follows:


              (in thousands)
                                                                                            Interest for the
                                        Interest          1999          1998           Years Ended December 31,
              Issue Date                  Rate          Amount         Amount        1999         1998        1997
              ----------                  ----          ------         ------        ----         ----        ----

         December 29, 1993                6.84%                -             -             -        1,387       1,387
         February 18, 1994                7.28%           10,000        10,000           738          738         738
         March 28, 1994                   7.90%           10,000        10,000           801          801         801
         September 30, 1994               9.13%           15,000        15,000         1,389        1,389       1,389
         December 28, 1994                9.78%                -        14,000         1,308        1,388       1,388
         December 19, 1995                7.52%           10,000        10,000           762          762         762
         December 20, 1995                7.49%           15,000        15,000         1,139        1,139       1,139
         December 22, 1995                7.47%            9,000         9,000           682          682         682
         June 28, 1996                    8.41%           40,000        40,000         3,411        3,411       3,411
         December 30, 1996                8.03%           70,000        70,000         5,698        5,699       5,699

         Total                                          $179,000      $193,000       $15,928      $17,396     $17,396
                                                        ========      ========       =======      =======     =======

         The surplus note for $14,000,000 dated December 28, 1994 was converted to additional paid-in capital on December 10, 1999. A surplus note for $20,000,000 dated December 29, 1993 was converted to additional paid-in capital on December 31, 1998. All surplus notes mature seven years from the issue date.

         Payment of interest and repayment of principal for these notes is subject to certain conditions and require approval by the Insurance Commissioner of the State of Connecticut. At December 31, 1999 and 1998, $14,372,000 and $9,644,000, respectively, of accrued interest on surplus notes was not approved for payment under these criteria.

15.      SHORT-TERM BORROWING

         The Company had a $10 million short-term loan payable to the Parent at December 31, 1999 and 1998. The total interest expense to the Company was $585,000, $622,000 and $642,000 and for the years ended December 31, 1999, 1998 and 1997, respectively, of which $197,000 and $182,000 was payable as of December 31, 1999 and 1998, respectively.

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

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
          (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

             Notes to Consolidated Financial Statements (continued)

17.      SEGMENT REPORTING

         During 1998, to complement its annuity products, the Company launched specific marketing and operational activities towards the release of variable life insurance and qualified retirement plan annuity products. Assets under management and sales for the products other than variable annuities have not been significant enough to warrant full segment disclosures as required by SFAS 131, "Disclosures about Segments of an Enterprise and Related Information."

18.      SUBSEQUENT EVENT

         On March 22, 2000, the Company sold certain rights to receive future fees and contract charges expected to be received on variable portions of deferred annuity contracts issued between August 1, 1999 and January 31, 2000. This transaction is the latest in a series of agreements with ASI, as described in Note 8.

         This transaction has an effective date of March 22, 2000. The present value as of this date, discounted at 7.5%, was $171,781,000.

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
          (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

             Notes to Consolidated Financial Statements (continued)

19.      QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following table summarizes information with respect to the operations of the Company on a quarterly basis:


                   (in thousands)                                            Three months Ended
                                                                             ------------------
                                                     March 31          June 30      September 30       December 31
                                                     --------          -------      ------------       -----------
                       1999
         Premiums and other insurance
            revenues                                   $78,412           $88,435          $97,955          $111,540
         Net investment income                           2,654             2,842            2,735             2,210
         Net realized capital gains                        295                25              206                52
                                                    ----------       -----------       ----------       -----------
         Total revenues                                 81,361            91,302          100,896           113,802

         Benefits and expenses                          64,107            67,803           71,597            77,341
                                                      --------          --------         --------          --------

         Pre-tax net income                             17,254            23,499           29,299            36,461

         Income taxes                                    3,844             7,142            7,898            11,460
                                                     ---------         ---------        ---------           -------

         Net income                                   $ 13,410          $ 16,357         $ 21,401           $25,001
                                                      ========          ========         ========           =======


                                  1998

         Premiums and other insurance
            revenues                                   $50,593           $57,946          $62,445           $67,327
         Net investment income                           3,262             2,410            2,469             2,989
         Net realized capital gains (losses)               156                13              (46)              (24)
                                                    ----------       -----------      -----------       -----------
         Total revenues                                 54,011            60,369           64,868            70,292

         Benefits and expenses                          46,764            42,220           48,471            69,164
                                                      --------          --------         --------          --------

         Pre-tax net income                              7,247            18,149           16,397             1,128

         Income taxes                                    1,175             4,174            2,223               582
                                                     ---------         ---------         --------         ---------

         Net income                                   $  6,072           $13,975          $14,174          $    546
                                                      ========           =======          =======          ========


                       1997
         Premiums and other insurance
            revenues                                   $30,186           $34,056          $41,102           $44,402
         Net investment income                           1,369             2,627            2,031             2,154
         Net realized capital gains                         20                43               21                 3
                                                   -----------       -----------      -----------      ------------
         Total revenues                                 31,575            36,726           43,154            46,559

         Benefits and expenses                          18,319            30,465           31,179            40,025
                                                      --------          --------         --------          --------

         Pre-tax net income                             13,256             6,261           11,975             6,534

         Income taxes                                    4,260             2,614            3,354               250
                                                     ---------         ---------        ---------        ----------

         Net income                                   $  8,996          $  3,647         $  8,621          $  6,284
                                                      ========          ========         ========          ========



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2000.

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION

                           By: /s/Thomas M. Mazzaferro

                              Thomas M. Mazzaferro
                          Executive Vice President and
                             Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2000.

         *Jan R. Carendi

         Jan R. Carendi
         Chief Executive Officer,
         Chairman of the Board and Director


Board of Directors

             *Gordon C. Boronow               T. Richard Kennedy              *Jan R. Carendi
              -----------------               -------------------               --------------

            *Malcolm M. Campbell              *Lincoln R. Collins         *C. Henrik G. Danckwardt
             -------------------              -------------------          -----------------------

               *Wade A. Dokken               *Thomas M. Mazzaferro            *Gunnar J. Moberg
                --------------                --------------------             ----------------

            *Anders O. Soderstrom              *Amanda C. Sutyak              *C. Ake Svensson
             --------------------               ----------------               ---------------

              *Bayard F. Tracy

         By: /s/M. Priscilla Pannell
                M. Priscilla Pannell
                Corporate Secretary

         *Pursuant to Powers of Attorney filed with the Registration Statement.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2000.

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION

                         By: ___________________________

                              Thomas M. Mazzaferro
                          Executive Vice President and
                             Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2000.

         *Jan R. Carendi

         Jan R. Carendi
         Chief Executive Officer,
         Chairman of the Board and Director

Board of Directors


             *Gordon C. Boronow               T. Richard Kennedy              *Jan R. Carendi
              -----------------               -------------------               --------------

            *Malcolm M. Campbell              *Lincoln R. Collins         *C. Henrik G. Danckwardt
             -------------------              -------------------          -----------------------

               *Wade A. Dokken               *Thomas M. Mazzaferro           *Gunnar J. Moberg
                --------------                --------------------            ----------------

            *Anders O. Soderstrom              *Amanda C. Sutyak              *C. Ake Svensson
             --------------------               ----------------               ---------------

              *Bayard F. Tracy

               ---------------

         By: ___________________________________
                  M. Priscilla Pannell
                  Corporate Secretary

         *Pursuant to Powers of Attorney filed with the Registration Statement.