Form 10-K/A
period 1999-12-31
AMERICAN SKANDIA LIFE ASSURANCE CORP/CT
filed 2000-03-31
CIK 881453

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

                   AMERICAN  SKANDIA LIFE ASSURANCE  CORPORATION
         (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                      Consolidated Statements of Cash Flows
                                 (in thousands)


                                                                     For the Year Ended December 31,
                                                              1999                1998                1997
                                                         --------------       -------------      --------------

Cash flow from operating activities:

  Net income                                             $      76,169              34,767       $       27,548
  Adjustments to reconcile net income to net
    cash used in operating activities:
      Amortization and depreciation                              1,495                 251                  223
      Deferred tax expense                                     (10,903)            (14,242)              (9,631)
      Change in unrealized losses on derivatives                 3,749                   -                    -
      Increase in policy reserves                                4,367               1,130                3,176
      Change in receivable from/payable to affiliates           69,897                 166               (1,321)
      Change in income tax payable                              17,611               7,704               (2,172)
      Increase in other assets                                    (789)             (1,173)                (415)
      Increase in accrued investment income                     (1,174)               (438)                (483)
      Decrease/(increase) in reinsurance receivable                129               2,152                 (268)
      Increase in deferred acquisition costs                  (366,198)           (174,804)            (190,969)
      Increase in accounts payable and accrued expenses         66,763              20,637                5,719
      Increase in drafts outstanding                            22,118               9,663                6,245
      Change in foreign currency translation, net                  701                 (22)                (34)
      Realized capital gain                                       (578)                (99)                (87)
                                                         --------------       -------------      --------------

        Net cash used in operating activities                 (116,643)            (114,308)           (162,469)
                                                         --------------       -------------      --------------

Cash flow from investing activites:

      Purchase of fixed maturity investments                   (99,250)            (31,828)            (28,905)
      Proceeds from sale and maturity of fixed
        maturity investments                                    36,226               4,049              10,755
      Purchase of derivatives                                   (4,974)                  -                   -
      Purchase of shares in mutual funds                       (17,703)             (7,158)             (5,595)
      Proceeds from sale of shares in mutual funds              14,657               6,086               1,415
      Purchase of fixed assets                                  (3,178)                (18)               (189)
      Increase in policy loans                                    (701)                118                (528)
                                                         --------------       -------------      --------------

        Net cash used in investing activities                  (74,923)            (28,751)            (23,047)
                                                         --------------       -------------      --------------

Cash flow from financing activities:

      Capital contribution from parent                          22,490               8,362              29,277
      Increase in future fees payable to parent                207,056             135,944             185,922
      Net withdrawals from contractowner accounts              (26,293)             (5,696)              6,959
                                                         --------------       -------------      --------------

        Net cash provided by financing activities               203,253             138,610             222,158
                                                         --------------       -------------      --------------

          Net increase/(decrease) in cash and cash
            equivalents                                         11,687              (4,449)             36,642

          Cash and cash equivalents at beginning of year        77,525              81,974              45,332
                                                         --------------       -------------      --------------

            Cash and cash equivalent at end of year      $      89,212              77,525       $      81,974
                                                         ==============       =============      ==============

     Income taxes paid                                   $      23,637              14,651       $      22,308
                                                         ==============       =============      ==============

      Interest paid                                      $      69,697              35,588       $      16,916
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