Form 10-Q
period 2000-03-31
AMERICAN SKANDIA LIFE ASSURANCE CORP/CT
filed 2000-05-15
CIK 881453

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2000

                  Commission file numbers: 33-77213, 33-62953,
                    33-88360, 33-89676, 333-00995, 333-02867,
                   333-24989, 333-25761, 33-91400, 333-25733,
                                  and 333-26695

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

Yes   x   No __
     ---


As of May 11, 2000, there were 25,000 shares of outstanding common stock, par value $100 per share, of the registrant, consisting of 100 shares of voting and 24,900 shares of non-voting common stock, all of which were owned by American Skandia Inc., a wholly-owned subsidiary of Skandia Insurance Company Ltd., a Swedish corporation.

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
          (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                                TABLE OF CONTENTS

                                                                          Page

PART I.  FINANCIAL INFORMATION:

  Item 1.  Financial Statements:

    Consolidated Statements of Financial Condition -
       March 31, 2000 (unaudited)
       and December 31, 1999                                                3

    Consolidated Statements of Income (unaudited) -
       Three months ended March 31, 2000
       and March 31, 1999                                                   4

    Consolidated Statements of Shareholder's Equity -
       Three months ended March 31, 2000 (unaudited)
       and year ended December 31, 1999                                     5

   Consolidated  Statements  of Cash  Flows  (unaudited)  -
      Three months ended March 31, 2000
      and March 31, 1999                                                    6

    Notes to Unaudited Consolidated Financial Statements                    7


  Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations -
              Three months ended March 31, 2000                            10


  Item 3.  Quantitative and Qualitative Disclosures of Market Risk         14



PART II.  OTHER INFORMATION:

  Item 6.  Exhibits and Reports on Form 8-K                                14

           Signatures                                                      15

           Exhibit Index                                                   17

                  AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
          (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                 Consolidated Statements of Financial Condition
                                 (in thousands)

                                                                        March 31,                 December 31,
                                                                          2000                        1999
                                                                     ---------------            ----------------
                                                                       (unaudited)
ASSETS


Investments:
  Fixed maturities - at amortized cost                                $       3,247             $         3,360
  Fixed maturities - at fair value                                          199,654                     198,165
  Investment in mutual funds - at fair value                                 22,912                      16,404
  Derivative instruments                                                        997                         189
  Policy loans                                                                1,440                       1,270
                                                                      --------------              --------------

    Total investments                                                       228,250                     219,388

Cash and cash equivalents                                                   128,717                      89,212
Accrued investment income                                                     3,251                       4,054
Deferred acquisition costs                                                1,222,855                   1,087,705
Reinsurance receivable                                                        7,273                       4,062
Income tax receivable - deferred                                             46,059                      51,726
State insurance licenses                                                      4,225                       4,263
Fixed assets                                                                  4,118                       3,305
Other assets                                                                  5,014                       4,533
Separate account assets                                                  33,386,262                  29,381,166
                                                                     ---------------            ----------------

  Total assets                                                       $   35,036,024             $    30,849,414
                                                                     ===============            ================


LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities:
Reserves for future insurance policies and contracts                 $       24,317             $        41,127
Drafts outstanding                                                           52,790                      51,059
Accounts payable and accrued expenses                                       178,950                     158,590
Income tax payable                                                            6,112                      24,268
Payable to affiliates                                                        84,393                      68,736
Future fees payable to parent                                               729,313                     576,034
Short-term borrowing                                                         10,000                      10,000
Surplus notes                                                               179,000                     179,000
Separate account liabilities                                             33,386,262                  29,381,166
                                                                     ---------------            ----------------

  Total Liabilities                                                      34,651,137                  30,489,980
                                                                     ---------------            ----------------

Shareholder's equity:
Common stock, $100 par value, 25,000 shares authorized,
    issued and outstanding                                                    2,500                       2,500
Additional paid-in capital                                                  217,479                     215,879
Retained earnings                                                           165,343                     141,162
Accumulated other comprehensive income                                         (435)                       (107)
                                                                     ---------------            ----------------

    Total Shareholder's equity                                              384,887                     359,434
                                                                     ---------------            ----------------

    Total liabilities and shareholder's equity                       $   35,036,024             $    30,849,414
                                                                     ===============            ================

                See notes to consolidated financial statements.

                 AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
          (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                        Consolidated Statements of Income
                                 (in thousands)
                                  (unaudited)

                                                                          Three Months Ended March 31,
                                                                         2000                     1999
                                                                    --------------           --------------

REVENUES

Annuity and life insurance charges and fees                         $     104,833            $      60,418
Fee income                                                                 31,143                   16,977
Net investment income                                                       2,876                    2,654
Premium income                                                                603                      749
Net realized capital gains                                                    729                      295
Other                                                                         676                      365
                                                                    --------------           --------------

  Total revenues                                                          140,860                   81,458
                                                                    --------------           --------------


EXPENSES

Benefits:
  Annuity and life insurance benefits                                         133                      221
  Change in annuity and life insurance policy reserves                      2,624                      757
  Cost of minimum death benefit reinsurance                                     -                    1,749
  Return credited to contractowners                                        (2,676)                  (4,226)
                                                                    --------------           --------------

                                                                               81                   (1,499)

Expenses:
  Underwriting, acquisition and other insurance
    expenses                                                               76,292                   51,878
  Interest expense                                                         30,268                   13,825
                                                                    --------------           --------------

                                                                          106,560                   65,703
                                                                    --------------           --------------

  Total benefits and expenses                                             106,641                   64,204
                                                                    --------------           --------------

    Income from operations before income tax                               34,219                   17,254

      Income tax expense                                                   10,038                    3,844
                                                                    --------------           --------------

        Net income                                                  $      24,181             $     13,410
                                                                    ==============           ==============

                See notes to consolidated financial statements.

                 AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
          (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                 Consolidated Statements of Shareholder's Equity
                                 (in thousands)


                                                            March 31,             December 31,
                                                               2000                   1999
                                                         ---------------       -----------------
                                                           (unaudited)

Common stock:
  Beginning balance                                      $        2,500        $          2,000
  Increase in par value                                               -                     500
                                                         ---------------       -----------------

    Ending balance                                                2,500                   2,500
                                                         ---------------       -----------------

Additional paid in capital:
  Beginning balance                                             215,879                 179,889
  Transferred to common stock                                         -                    (500)
  Additional contributions                                        1,600                  36,490
                                                         ---------------       -----------------

    Ending balance                                              217,479                 215,879
                                                         ---------------       -----------------

Retained earnings:
  Beginning balance                                             141,162                  64,993
  Net income                                                     24,181                  76,169
                                                         ---------------       -----------------

    Ending balance                                              165,343                 141,162
                                                         ---------------       -----------------

Accumulated other comprehensive income:
  Beginning balance                                                (107)                  3,535
  Other comprehensive income                                       (328)                 (3,642)
                                                         ---------------       -----------------

    Ending Balance                                                 (435)                   (107)
                                                         ---------------       -----------------

      Total shareholder's equity                         $      384,887        $        359,434
                                                         ===============       =================

                See notes to consolidated financial statements.

                 AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
          (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                        Consolidated Statements of Cash Flows
                                 (in thousands)
                                  (unaudited)


                                                           Three Months Ended March 31,
                                                             2000               1999
                                                        -------------       -------------

Cash flow from operating activities:

  Net income                                            $     24,181        $     13,410
  Adjustments to reconcile net income to net
    cash used in operating activities:
      Amortization and depreciation                            1,597                  68
      Deferred tax expense/(benefit)                           5,844              (1,782)
      Increase in policy reserves                              2,585               5,307
      Increase in payable to affiliates                       15,657              53,110
      Decrease in income tax payable                         (18,156)                (48)
      Increase in other assets                                  (481)               (502)
      Decrease in accrued investment income                      803                 339
      Increase in reinsurance receivable                      (3,211)             (4,037)
      Increase in deferred acquisition costs                (135,150)            (64,467)
      Increase in accounts payable and accrued expenses       20,360                 323
      Increase in drafts outstanding                           1,731               1,242
      Change in foreign currency translation, net                 74                 204
      Net realized capital gain                                 (729)               (295)
                                                        -------------       -------------

        Net cash provided by/(used in)
            operating activities                             (84,895)              2,872
                                                        -------------       -------------

Cash flow from investing activites:

      Purchase of fixed maturity investments                  (2,529)                  -
      Proceeds from sale and maturity of fixed
        maturity investments                                     110                   -
      Purchase of derivatives                                 (2,274)                  -
      Purchase of shares in mutual funds                      (8,048)            (12,491)
      Proceeds from sale of shares in mutual funds             2,691              11,458
      Purchase of fixed assets                                  (864)                  -
      Increase in policy loans                                  (170)                (40)
                                                        -------------       -------------

        Net cash used in investing activities                (11,084)             (1,073)
                                                        -------------       -------------

Cash flow from financing activities:

      Capital contribution from parent                         1,600               1,200
      Increase/(decrease) in future fees
        payable to parent, net                               153,279             (12,099)
      Net withdrawals from contractowner accounts            (19,395)              1,325
                                                        -------------       -------------

        Net cash provided by/(used in)
           financing activities                              135,484              (9,574)
                                                        -------------       -------------

          Net increase/(decrease) in cash and cash
            equivalents                                       39,505              (7,775)

          Cash and cash equivalents at
            beginning of period                               89,212              77,525
                                                        -------------       -------------

            Cash and cash equivalents at end of period  $    128,717              69,750
                                                        =============       =============

     Income taxes paid                                  $     10,037               4,901
                                                        =============       =============

      Interest paid                                     $     28,146              17,361
                                                        =============       =============


                See notes to consolidated financial statements.

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
          (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2000

1.  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements of American Skandia Life Assurance Corporation (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto in the Company's audited consolidated financial statements on Form 10-K for the year ended December 31, 1999.

    Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

2.  NEW ACCOUNTING PRONOUNCEMENT

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). Subsequently, in July 1999, the FASB issued FAS 137 "Deferral of the Effective Date of FASB Statement 133". The adoption date was delayed to fiscal years beginning after June 15, 2000. The Company is currently evaluating the potential impact of this statement on its financial position.

3.  SEGMENT REPORTING

    During 1998, to complement its annuity products, the Company launched marketing and operational activities towards the release of variable life insurance and qualified retirement plan annuity products. Assets under management and sales for the products other than variable annuities have not been significant enough to warrant full segment disclosures as required by FAS 131, "Disclosures about Segments of an Enterprise and Related Information."

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
          (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                 March 31, 2000

4.  COMPREHENSIVE INCOME

    The components of comprehensive income, net of tax, for the three months ended March 31, 2000 and 1999 were as follows:

             (in thousands)                         2000              1999
                                                  --------          --------

    Net income                                     $24,181          $13,410
    Other comprehensive income:
      Net Unrealized investment losses on

          available for sale securities               (376)          (2,024)

      Foreign currency translation                      48              137
                                                  ---------         --------

    Other comprehensive income                        (328)          (1,887)
                                                  ---------         --------

    Comprehensive income                           $23,853          $11,523
                                                  =========         ========

    The components of accumulated other comprehensive income, net of tax, as of March 31, 2000 and December 31, 1999 were as follows:

             (in thousands)                         2000              1999
                                                  --------          --------

    Unrealized investment gains/(losses)          ($  631)          ($ 255)
    Foreign currency translation                      196              148
                                                  --------          --------

    Accumulated other comprehensive income        ($  435)          ($ 107)
                                                  ========          ========


5.  FOREIGN ENTITY

    The Company has a 99.9% ownership in Skandia Vida, S.A. de C.V. ("Skandia Vida") which is a life insurance company domiciled in Mexico, selling long-term savings products within Mexico. Skandia Vida, which is fully consolidated in the accompanying financial statements, had total shareholders' equity of $6,099,000 as of March 31, 2000 and $4,592,000 as of December 31, 1999 and has generated losses of $167,000 and $565,000 for the three months ended March 31, 2000 and 1999, respectively.

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
          (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                 March 31, 2000

6.  FUTURE FEES PAYABLE TO PARENT

    On March 22, 2000, the Company sold to its Parent, American Skandia, Inc. ("ASI"), certain rights to receive future fees and charges expected to be realized on the variable portion of a designated block of deferred annuity contracts issued during the period August 1, 1999 through January 31, 2000. In connection with this transaction, ASI, through a trust issued collateralized notes in a private placement which are secured by the rights to receive future fees and charges purchased from the Company.

    Under the terms of the Purchase Agreements, the rights sold provide for ASI to receive a percentage of future mortality and expense charges and contingent deferred sales charges expected to be realized over the remaining surrender charge period of the designated contracts, generally seven years. The Company did not sell the rights to receive future fees and charges after the expiration of the surrender charge period.

    The proceeds from the sales have been recorded as a liability and are being amortized over the remaining surrender charge period of the designated contracts using the interest method. The present values of the future fees and charges expected to be realized on the designated contracts at March 22, 2000, discounted at 7.5%, was $169,459,000.

    Expected payments of future fees payable to ASI under this transaction are as follows:

                                 (in thousands)
             Period Ending
             December 31,                               Amount
             ------------                              --------
                 2000                                  $ 11,807
                 2001                                    18,068
                 2002                                    20,266
                 2003                                    22,653
                 2004                                    25,243
                 2005                                    28,053
                 2006                                    28,097
                 2007                                    15,272
                                                       --------

                Total                                  $169,459
                                                       ========

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
          (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                        Three months ended March 31, 2000

Management's  Discussion  and  Analysis of  Financial  Condition  and Results of
Operations should be read in conjunction with the March 31, 2000 financial statements and the notes included herein.

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

The Company is primarily in the business of issuing long-term savings and retirement products to individuals, groups and qualified pension plans. The
Company was the largest provider of variable annuity contracts for the individual market in the United States during the first quarter of 2000, and ranked third in 1999, according to The Variable Annuity Research & Data Service ("VARDS").

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

In May 1999, the Company introduced a benefit feature to all of its variable annuity products which provides certain benefits if the policyowner's account value has not reached a "target value" on its tenth anniversary. At the option of the policyowner, the benefit will be distributed in the form of an annual or, if annuitization is selected, a lump-sum credit to the contractowner's account.

The Company also offers single premium and flexible premium variable life insurance products and a term life insurance product in support of an affiliate's mutual fund products.

Results of Operations

Annuity and life insurance sales volume for the three months ended March 31, 2000 and 1999 was $2,723,085,000 and $1,429,826,000, respectively, an increase of 90%. This increase was the result of innovative product development activities, favorable market conditions, the development of business relationships with and the retention of top producers, and the strong performance of the underlying mutual funds, which support the Separate Account assets.

As a result of the growth in sales and assets under management, contractowner fees and charges and charges generated from transfer agency-type and investment support activities increased $58,581,000 or 76% from the three months ended March 31, 2000. The increase in fee income for the three month period ended March 31, 1999 from the three month period ended March 31, 1998 was 54%.

Premium income represents premiums earned on sales of immediate annuities with life contingencies, supplementary contracts with life contingencies and certain life insurance products. There have been minimal sales of these ancillary products during both 2000 and 1999.

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

 The change in annuity policy reserves includes changes in reserves related to annuity contracts with mortality risks as well as the Company's guaranteed minimum death benefit ("GMDB") liability. During the second quarter of 1999, the Company's agreement to reinsure substantially all of its exposure on the GMDB was terminated and the business was recaptured, as the reinsurer had announced its intention to exit this market. The increase in reserves resulting from this change was offset by a decrease in reserves associated with the change in reserve methodology on the GMDB. The new reserve methodology complies with the National Association of Insurance Commissioners Actuarial Guideline XXXIV. In the latter half of 1999, the Company instituted a hedge program to manage the market risk and reserve fluctuations associated with the GMDB policies through the use of equity put options. The Company is currently continuing this program while evaluating alternative hedging strategies.

 The reinsurance premium associated with the GMDB exposure was based on levels of assets under management. Due to increased sales and account growth, this cost had increased in recent years and reached $1,749,000 for the first three months of 1999 before the treaty was terminated.

 Return credited to contractowners consists of revenues on the variable and market value adjusted annuities and variable life insurance, offset by the benefit payments and change in reserves required on this business. Market value adjusted annuity activity has the largest impact on this benefit. Through the first three months of 2000 and 1999, the Separate Account investment returns on these contracts exceeded the expected returns calculated in the reserves.

 Underwriting, acquisition and other insurance expenses for the three months ended March 31, 2000 and 1999 were as follows:

                       (in thousands)                       2000                 1999           Change
                                                            ----                 ----           ------

         Commissions and general expenses                $216,055             $116,345          $99,710
         Net capitalization of deferred
         acquisition costs                               (139,763)             (64,467)         (75,296)
                                                        ----------           -----------        --------

         Underwriting, acquisition and other
         insurance expenses                              $ 76,292             $ 51,878          $ 24,414
                                                         ========             ========          ========


Commissions, general operating expenses and the net deferral of acquisition costs have all increased in 2000, due largely to record sales. Current sales trends have resulted in a shift to asset based commission agreements. This coupled with increased asset levels from increased sales and equity market appreciation have led to an 86% increase in commissions and general expenses.

Interest expense increased $16,443,000 or 119% over the three months ended March 31, 2000 as a result of additional financing transactions, which consisted of the sale of future fees to ASI, through a trust ("securitization transactions") initiated throughout 1999 and 2000, offset by a decrease in surplus notes outstanding. Surplus notes as of March 31, 2000 and December 31, 1999 totaled $179,000,000.

The effective income tax rate for the three months ended March 31, 2000, and 1999 was 29% and 22%, respectively. The effective rate is lower than the corporate rate of 35% due to permanent differences, with the most significant item being the dividend received deduction. Management believes that based on the taxable income produced in 1999 and the first three months of 2000, as well as the continued growth in annuity sales, the Company will produce sufficient taxable income in the future to realize its deferred tax assets.

 The Company generated net income after tax of $24,181,000 and $13,410,000 for the three months ended March 31, 2000 and 1999, respectively, as a result of strong sales growth and favorable market conditions. The Company considers Mexico an emerging market and has invested in the Skandia Vida operations with the expectation of generating profits from long-term savings products in future years. As such, Skandia Vida has generated net losses of $167,000 and $565,000 during the same time periods, respectively.

 Total assets grew $4,185,626,000 or 14% since December 31, 1999 as a result of the substantial sales volume and market growth of the separate account assets. The sales and market growth also drove increases in deferred acquisition costs, as well as fixed maturity investments held in support of the Company's risk based capital requirements. Liabilities grew $4,160,173,000 or 14%, since December 31, 1999 as a result of the reserve increases required based on sales activity along with the sale of future fees and charges during these periods. These sales of future fees and charges to ASI are needed to fund the acquisition costs of the Company's variable annuity and life insurance business.

 Liquidity and Capital Resources

The Company's liquidity requirement was met by cash from insurance operations, investment activities, borrowings from ASI and the sale of rights to future fees and charges to ASI.

The majority of the operating cash outflow resulted from the sale of variable annuity and variable life products which carry a contingent deferred sales charge. This type of product causes a temporary cash strain in that 100% of the proceeds are invested in separate accounts supporting the product leaving a cash (but not capital) strain caused by the acquisition cost for the new business. This cash strain required the Company to look beyond the cash made available by insurance operations and investments of the Company to financing in the form of surplus notes, capital contributions, the sale of certain rights to future fees and charges as well as modified coinsurance reinsurance arrangements:

o During the first three months of 2000 and 1999, the Company received $1,600,000 and $1,200,000, respectively, from ASI to support its investment in Skandia Vida.

o    Funds   received   from  new   securitization   transactions   amounted  to
     $169,459,000 for the three months ended March 31, 2000. There were no such transactions in the first quarter of 1999.

o The Company continues to extend its reinsurance agreements for new blocks of business. The reinsurance agreements are modified coinsurance arrangements where the reinsurer shares in the experience of a specific book of business.

The Company expects the continued use of reinsurance and securitization transactions to fund the cash strain anticipated from acquisition costs on the coming years' sales volume.

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

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
          (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the Company's market risk during the three months ended March 31, 2000. The Company has provided a discussion of its market risks in Item 7A of Part II of the December 31, 1999 Form 10-K.


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



May 11, 2000

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