Form 10-Q
period 2000-06-30
AMERICAN SKANDIA LIFE ASSURANCE CORP/CT
filed 2000-08-14
CIK 881453

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For the Quarterly Period Ended June 30, 2000

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

Yes   x   No __


As of August 11, 2000, there were 25,000 shares of outstanding common stock, par value $100 per share, of the registrant, consisting of 100 shares of voting and 24,900 shares of non-voting common stock, all of which were owned by American Skandia Inc., a wholly-owned subsidiary of Skandia Insurance Company Ltd., a Swedish corporation.

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
          (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                                TABLE OF CONTENTS


                                                                          Page

PART I.  FINANCIAL INFORMATION:

    Item 1.  Financial Statements:

         Consolidated Statements of Financial Condition -
            June 30, 2000 (unaudited)
            and December 31, 1999                                           3

         Consolidated Statements of Income (unaudited) -
            Six months ended June 30, 2000
            and June 30, 1999                                               4

         Consolidated Statements of Income (unaudited) -
            Three months ended June 30, 2000
            and June 30, 1999                                               5

         Consolidated  Statements of Shareholder's Equity -
            Six months ended June 30, 2000 (unaudited)
            and year ended December 31, 1999                                6

         Consolidated Statements of Cash Flows (unaudited) -
            Six months ended June 30, 2000
            and June 30, 1999                                               7

         Notes to Unaudited Consolidated Financial Statements               8


    Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations - Six months ended June 30, 2000     11


    Item 3.  Quantitative and Qualitative Disclosures of Market Risk        15



PART II.  OTHER INFORMATION:

    Item 6.  Exhibits and Reports on Form 8-K                               15

             Signatures                                                     16

             Exhibit Index                                                  17

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
         (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                 Colsolidated Statements of Financial Condition
                                 (in thousands)

                                                                        June 30,                  December 31,
                                                                          2000                        1999
                                                                    ----------------            ----------------
                                                                       (unaudited)
ASSETS

Investments:
  Fixed maturities - at amortized cost                              $           -               $         3,360
  Fixed maturities - at fair value                                          205,294                     198,165
  Investment in mutual funds - at fair value                                 22,531                      16,404
  Derivative instruments                                                        -                           189
  Policy loans                                                                1,932                       1,270
                                                                      --------------              --------------

    Total investments                                                       229,757                     219,388

Cash and cash equivalents                                                   106,999                      89,212
Accrued investment income                                                     3,698                       4,054
Deferred acquisition costs                                                1,322,191                   1,087,705
Reinsurance receivable                                                        1,453                       4,062
Income tax receivable - deferred                                             42,001                      51,726
Income tax recoverable                                                          200                           -
State insurance licenses                                                      4,188                       4,263
Fixed assets                                                                  5,425                       3,305
Other assets                                                                 74,056                      36,698
Separate account assets                                                  32,277,596                  29,381,166
                                                                    ----------------            ----------------

  Total assets                                                      $    34,067,564             $    30,881,579
                                                                    ================            ================


LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities:
Reserves for future insurance policies and contracts                $        86,614             $        73,292
Drafts outstanding                                                           54,231                      51,059
Accounts payable and accrued expenses                                       155,971                     158,590
Income tax payable                                                              -                        24,268
Payable to affiliates                                                       196,819                      68,736
Future fees payable to parent                                               706,566                     576,034
Short-term borrowing                                                         10,000                      10,000
Surplus notes                                                               179,000                     179,000
Separate account liabilities                                             32,277,596                  29,381,166
                                                                    ----------------            ----------------

  Total Liabilities                                                      33,666,797                  30,522,145
                                                                    ----------------            ----------------

Shareholder's equity:
Common stock, $100 par value, 25,000 shares authorized,
    issued and outstanding                                                    2,500                       2,500
Additional paid-in capital                                                  217,479                     215,879
Retained earnings                                                           180,271                     141,162
Accumulated other comprehensive income                                          517                        (107)
                                                                    ----------------            ----------------

    Total Shareholder's equity                                              400,767                     359,434
                                                                    ----------------            ----------------

    Total liabilities and shareholder's equity                      $    34,067,564             $    30,881,579
                                                                    ================            ================


            See notes to unaudited consolidated financial statements.

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
          (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                        Consolidated Statements of Income
                                 (in thousands)
                                   (unaudited)

                                                                           Six Months Ended June 30,
                                                                         2000                     1999
                                                                    -------------            --------------

REVENUES

Annuity and life insurance charges and fees                         $    211,208             $     128,807
Fee income                                                                62,056                    36,290
Net investment income                                                      6,504                     5,496
Premium income                                                             2,259                       908
Net realized capital gains                                                  (707)                      320
Other                                                                      1,118                       842
                                                                    -------------            --------------

  Total revenues                                                         282,438                   172,663
                                                                    -------------            --------------


EXPENSES

Benefits:
  Annuity and life insurance benefits                                        278                       380
  Change in annuity and life insurance policy reserves                     9,505                     9,278
  Cost of minimum death benefit reinsurance                                  -                       2,955
  Return credited to contractowners                                       (2,362)                   (3,862)
                                                                    -------------            --------------

                                                                           7,421                     8,751

Expenses:
  Underwriting, acquisition and other insurance
    expenses                                                             164,425                    93,941
  Interest expense                                                        56,220                    29,218
                                                                    -------------            --------------

                                                                         220,645                   123,159
                                                                    -------------            --------------

  Total benefits and expenses                                            228,066                   131,910
                                                                    -------------            --------------

    Income from operations before income tax                              54,372                    40,753

      Income tax expense                                                  30,342                    10,986
                                                                    -------------            --------------

        Net income                                                  $     39,109              $     29,767
                                                                    =============            ==============


           See notes to unaudited consolidated financial statements.

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
          (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                        Consolidated Statements of Income
                                 (in thousands)
                                   (unaudited)

                                                                          Three Months Ended June 30,
                                                                         2000                     1999
                                                                    -------------            --------------

REVENUES

Annuity and life insurance charges and fees                         $    106,375             $      68,486
Fee income                                                                30,913                    19,313
Net investment income                                                      3,628                     2,842
Premium income                                                             1,656                       159
Net realized capital gains                                                (1,436)                       25
Other                                                                        442                       477
                                                                    -------------            --------------

  Total revenues                                                         141,578                    91,302
                                                                    -------------            --------------


EXPENSES

Benefits:
  Annuity and life insurance benefits                                        145                       159
  Change in annuity and life insurance policy reserves                     6,881                     8,521
  Cost of minimum death benefit reinsurance                                  -                       1,206
  Return credited to contractowners                                          314                      (432)
                                                                    -------------            --------------

                                                                           7,340                     9,454

Expenses:
  Underwriting, acquisition and other insurance
    expenses                                                              88,133                    42,956
  Interest expense                                                        25,952                    15,393
                                                                    -------------            --------------

                                                                         114,085                    58,349
                                                                    -------------            --------------

  Total benefits and expenses                                            121,425                    67,803
                                                                    -------------            --------------

    Income from operations before income tax                              20,153                    23,499

      Income tax expense                                                   5,225                     7,142
                                                                    -------------            --------------

        Net income                                                  $     14,928              $     16,357
                                                                    =============            ==============


           See notes to unaudited consolidated financial statements.

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
          (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                 Consolidated Statements of Shareholder's Equity
                                 (in thousands)


                                                             June 30,            December 31,
                                                               2000                  1999
                                                         ---------------      ------------------
                                                           (unaudited)

Common stock:
  Beginning balance                                      $        2,500       $           2,000
  Increase in par value                                               -                     500
                                                         ---------------      ------------------

    Ending balance                                                2,500                   2,500
                                                         ---------------      ------------------

Additional paid in capital:
  Beginning balance                                             215,879                 179,889
  Transferred to common stock                                         -                    (500)
  Additional contributions                                        1,600                  36,490
                                                         ---------------      ------------------

    Ending balance                                              217,479                 215,879
                                                         ---------------      ------------------

Retained earnings:
  Beginning balance                                             141,162                  64,993
  Net income                                                     39,109                  76,169
                                                         ---------------      ------------------

    Ending balance                                              180,271                 141,162
                                                         ---------------      ------------------

Accumulated other comprehensive income:

  Beginning balance                                                (107)                  3,535
  Other comprehensive income                                        624                  (3,642)
                                                         ---------------      ------------------

    Ending Balance                                                  517                    (107)
                                                         ---------------      ------------------

      Total shareholder's equity                         $      400,767       $         359,434
                                                         ===============      ==================


            See notes to unaudited consolidated financial statements.

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
          (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                      consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                      Six Months Ended June 30,
                                                                       2000               1999
                                                                  -------------       -------------

Cash flow from operating activities:

  Net income                                                      $     39,109        $     29,767
  Adjustments to reconcile net income to net
    cash used in operating activities:
      Amortization and depreciation                                      2,514                 135
      Deferred tax expense/(benefit)                                     9,389                (673)
      Increase in policy reserves                                        9,381              11,633
      Increase in payable to affiliates                                128,083                 638
      Decrease in income tax payable                                   (24,468)             (4,545)
      Increase in other assets                                         (69,523)             (1,068)
      Decrease/(increase) in accrued investment income                     356                (220)
      Decrease/(increase) in reinsurance receivable                      2,609                (638)
      Increase in deferred acquisition costs                          (234,485)           (163,591)
      Decrease/increase in accounts payable and accrued expenses        (2,620)             16,404
      Increase in drafts outstanding                                     3,172               2,133
      Change in foreign currency translation, net                         (248)                704
      Net realized capital gain                                            707                (320)
                                                                  -------------       -------------

        Net cash used in operating activities                         (136,024)           (109,641)
                                                                  -------------       -------------

Cash flow from investing activites:

      Purchase of fixed maturity investments                          (102,374)            (29,582)
      Proceeds from sale and maturity of fixed
        maturity investments                                           100,268              29,504
      Purchase of derivatives                                           (2,274)                  -
      Purchase of shares in mutual funds                               (10,600)            (13,918)
      Proceeds from sale of shares in mutual funds                       3,274              11,879
      Purchase of fixed assets                                          (2,059)                  -
      Increase in policy loans                                            (662)               (168)
                                                                  -------------       -------------

        Net cash used in investing activities                          (14,427)             (2,285)
                                                                  -------------       -------------

Cash flow from financing activities:

      Capital contribution from parent                                   1,600              11,690
      Increase in future fees payable to parent, net                   130,532              95,932
      Net deposits to/(withdrawals from) contractowner accounts         36,106              (3,551)
                                                                  -------------       -------------

        Net cash provided by financing activities                      168,238             104,071
                                                                  -------------       -------------

          Net increase/(decrease) in cash and cash
            equivalents                                                 17,787              (7,855)

          Cash and cash equivalents at beginning of period              89,212              77,525
                                                                  -------------       -------------

            Cash and cash equivalents at end of period            $    106,999        $     69,670
                                                                  =============       =============

     Income taxes paid                                            $     15,263        $     16,205
                                                                  =============       =============

      Interest paid                                               $     50,284        $     29,900
                                                                  =============       =============



            See notes to unaudited consolidated financial statements.

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
          (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2000


1.  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements of American Skandia Life Assurance Corporation (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto in the Company's audited consolidated financial statements on Form 10-K for the year ended December 31, 1999.

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

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
          (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                  June 30, 2000



4.  COMPREHENSIVE INCOME

    The components of comprehensive income, net of tax, for the six months ended June 30, 2000 and 1999 were as follows:

                  (in thousands)                       2000              1999

    Net income                                        $39,109          $29,767
    Other comprehensive income:
     Net Unrealized investment gain/(loss) on
      available for sale securities                       785           (4,083)

     Foreign currency translation                        (161)             456

    Other comprehensive income                            624           (3,627)

    Comprehensive income                              $39,733          $26,140

    The components of accumulated other comprehensive income, net of tax, as of June 30, 2000 and December 31, 1999 were as follows:

                  (in thousands)                       2000              1999

    Unrealized investment gains/(losses)              $   530         ($   255)
    Foreign currency translation                          (13)             148

    Accumulated other comprehensive income            $   517         ($   107)


5.  FOREIGN ENTITY

    The Company has a 99.9% ownership in Skandia Vida, S.A. de C.V. ("Skandia Vida") which is a life insurance company domiciled in Mexico, selling long-term savings products within Mexico. Skandia Vida, which is fully consolidated in the accompanying financial statements, had total shareholders' equity of $5,392,000 as of June 30, 2000 and $4,592,000 as of December 31, 1999 and has generated losses of $552,000 and $1,220,000 for the six months ended June 30, 2000 and 1999, respectively.

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
          (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                  June 30, 2000


6.  FUTURE FEES PAYABLE TO PARENT

    On March 22, 2000, the Company sold to its Parent, American Skandia, Inc. ("ASI"), certain rights to receive future fees and charges expected to be realized on the variable portion of a designated block of deferred annuity contracts issued during the period August 1, 1999 through January 31, 2000. In connection with this transaction, ASI, through a trust, issued collateralized notes in a private placement which are secured by the rights to receive future fees and charges purchased from the Company.

    Under the terms of the Purchase Agreement, the rights sold provide for ASI to receive a percentage of future mortality and expense charges and contingent deferred sales charges expected to be realized over the remaining surrender charge period of the designated contracts, generally seven years. The Company did not sell the rights to receive future fees and charges after the expiration of the surrender charge period.

    The proceeds from the sale have been recorded as a liability and are being amortized over the remaining surrender charge period of the designated contracts using the interest method. The present value of the future fees and charges expected to be realized on the designated contracts at March 22, 2000, discounted at 7.5%, was $169,459,000.

    Expected payments of future fees payable to ASI under this transaction are as follows:

                                 (in thousands)
           Period Ending
            December 31,                             Amount
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
                                                    ========


7.  SUBSEQUENT EVENT

    On July 18, 2000, the Company sold certain rights to receive future fees and contract charges expected to be received on variable portions of a designated block of deferred annuity contracts issued between February 1, 2000 and April 30, 2000. This transaction is the latest in a series of agreements with ASI, as described in Note 6.

    This transaction has an effective date of July 18, 2000. The present value as of this date, discounted at 7.25%, was $92,399,000.

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
         (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                         Six months ended June 30, 2000


Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the June 30, 2000 financial statements and the notes included herein.

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

The Company is primarily in the business of issuing long-term savings and retirement products to individuals, groups and qualified pension plans. The Company was the second largest provider of variable annuity contracts for the individual market in the United States during the first six months of 2000 according to The Variable Annuity Research & Data Service ("VARDS").

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

Results of Operations

Annuity and life insurance sales volume for the six months ended June 30, 2000 and 1999 was $5,080,947,000 and $3,260,180,000, respectively, an increase of
56%. This increase was the result of favorable market conditions in the first three months of 2000 combined with the continued development of new products and new product features and business relationships with top producers. The Company also attributes much of its sales growth over the past several quarters to the strong performance of the underlying mutual funds, which support the Separate Account assets.

Sales of annuity and life insurance products for the three month period ended June 30, 2000 were $2,358,000,000 as compared with $2,723,000,000 for the three months ended March 31, 2000, a decrease of 13%. The Company believes that this decrease was largely the result of recent volatility in equity markets.

As a result of the growth in sales and assets under management, contractowner fees and charges and charges generated from transfer agency-type and investment support activities increased $108,167,000 or 66% over the six months ended June 30, 1999. The increase in fee income for the six month period ended June 30, 1999 from the six month period ended June 30, 1998 was 52%.

The increase in premium income of $1,351,000 from the six months ended June 30, 1999 was due to issuance of supplementary contracts. Sales of immediate annuities with life contingencies and certain life insurance products have been minimal during both 2000 and 1999.

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

The change in annuity policy reserves includes changes in reserves related to annuity contracts with mortality risks as well as the Company's guaranteed minimum death benefit("GMDB") liability. During the second quarter of 1999, the Company's agreement to reinsure substantially all of its exposure on the GMDB was terminated and the business was recaptured, as the reinsurer had announced its intention to exit this market. The increase in reserves resulting from this change was offset by a decrease in reserves associated with the change in reserve methodology on the GMDB. The new reserve methodology complies with the National Association of Insurance Commissioners Actuarial Guideline XXXIV. In the latter half of 1999, the Company instituted a hedge program to manage the market risk and reserve fluctuations associated with the GMDB liability through the use of equity put options. The Company is currently continuing this program while evaluating alternative hedging strategies.

The reinsurance premium associated with the GMDB exposure was based on levels of assets under management. Due to increased sales and account growth, this cost had increased in recent years and reached $2,955,000 for the six months of 1999 before the treaty was terminated.

Return credited to contractowners consists of revenues on the variable and market value adjusted annuities and variable life insurance, offset by the benefit payments and changes in reserves required on this business. Through the first six months of 2000 and 1999, the Separate Account investment returns on the market value adjusted annuities exceeded the expected returns as calculated in the reserves. Despite the positive returns in the second quarter of 2000, the return credited to contractowners increased as a result of the amortization of unearned target value credits.

Underwriting, acquisition and other insurance expenses for the six months ended June 30, 2000 and 1999 were as follows:

           (in thousands)                   2000          1999         Change

 Commissions and general expenses         $396,860      $257,532      $139,328
 Net capitalization of deferred
 acquisition costs                        (232,435)     (163,591)      (68,844)

 Underwriting, acquisition and other
 insurance expenses                       $164,425      $ 93,941      $ 70,484


Commissions, general operating expenses and the net deferral of acquisition costs have all increased in 2000, due largely to record sales. Current sales trends have resulted in a shift to asset based commission agreements. This coupled with increased asset levels from increased sales and equity market appreciation have led to a 54% increase in commissions and general expenses.

Interest expense increased $27,002,000 or 92% over the six months ended June 30, 2000 as a result of additional financing transactions, which consisted of the sale of future fees to ASI, through a trust ("securitization transactions") initiated throughout 1999 and 2000, offset by a decrease in surplus notes outstanding. Surplus notes as of June 30, 2000 and December 31, 1999 totaled $179,000,000.

The effective income tax rate for the six months ended June 30, 2000, and 1999 was 28% and 27%, respectively. The effective rate is lower than the corporate rate of 35% due to permanent differences, with the most significant item being the dividend received deduction. Management believes that based on the taxable income produced in 1999 and the first six months of 2000, as well as the continued growth in annuity sales, the Company will produce sufficient taxable income in the future to realize its deferred tax assets.

The Company generated net income after tax of $39,109,000 and $29,767,000 for the six months ended June 30, 2000 and 1999, respectively, as a result of strong sales growth and favorable market conditions. The Company considers Mexico an emerging market and has invested in the Skandia Vida operations with the expectation of generating profits from long-term savings products in future years. As such, Skandia Vida has generated net losses of $552,000 and $1,220,000 during the same time periods, respectively.

Total assets grew $3,185,985,000 or 10% since December 31, 1999 as a result of the substantial sales volume and market performance of the separate account assets. The net sales growth also drove increases in deferred acquisition costs, as well as fixed maturity investments held in support of the Company's risk based capital requirements. Liabilities grew $3,144,652,000 or 10%, since December 31, 1999 as a result of the reserve increases required based on sales activity along with the sale of future fees and charges during these periods. These sales of future fees and charges to ASI are needed to fund the acquisition costs of the Company's variable annuity and life insurance business.

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

The majority of the operating cash outflow resulted from the sale of variable annuity and variable life products which carry a contingent deferred sales charge. This type of product causes a temporary cash strain in that 100% of the proceeds are invested in separate accounts supporting the product leaving a cash (but not capital) strain caused by the acquisition cost for the new business. This cash strain required the Company to look beyond the cash made available by insurance operations and investments of the Company to financing in the form of surplus notes, capital contributions, the sale of certain rights to future fees and charges as well as modified coinsurance reinsurance arrangements:

   o During the first six months of 2000 and 1999, the Company received $1,600,000 and $1,690,000, respectively, from ASI to support its investment in Skandia Vida.

   o Funds received from new securitization   transactions   amounted  to
     $169,459,000 and $120,632,000 for the first six months of 2000 and 1999, respectively.

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

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
         (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the Company's market risk during the first half of 2000. The Company has provided a discussion of its market risks in
Item 7A of Part II of the December 31, 1999 Form 10-K.


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


August 4, 2000

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


August 4, 2000

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