Form 10-Q/A
period 2000-06-30
AMERICAN SKANDIA LIFE ASSURANCE CORP/CT
filed 2000-08-15
CIK 881453

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

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
          (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                        Consolidated Statements of Income
                                 (in thousands)
                                   (unaudited)

                                                                           Six Months Ended June 30,
                                                                         2000                     1999
                                                                    -------------            --------------

REVENUES

Annuity and life insurance charges and fees                         $    211,208             $     128,807
Fee income                                                                62,056                    36,290
Net investment income                                                      6,504                     5,496
Premium income                                                             2,259                       908
Net realized capital gains                                                  (707)                      320
Other                                                                      1,118                       842
                                                                    -------------            --------------

  Total revenues                                                         282,438                   172,663
                                                                    -------------            --------------


EXPENSES

Benefits:
  Annuity and life insurance benefits                                        278                       380
  Change in annuity and life insurance policy reserves                     9,505                     9,278
  Cost of minimum death benefit reinsurance                                  -                       2,955
  Return credited to contractowners                                       (2,362)                   (3,862)
                                                                    -------------            --------------

                                                                           7,421                     8,751

Expenses:
  Underwriting, acquisition and other insurance
    expenses                                                             164,425                    93,941
  Interest expense                                                        56,220                    29,218
                                                                    -------------            --------------

                                                                         220,645                   123,159
                                                                    -------------            --------------

  Total benefits and expenses                                            228,066                   131,910
                                                                    -------------            --------------

    Income from operations before income tax                              54,372                    40,753

      Income tax expense                                                  15,263                    10,986
                                                                    -------------            --------------

        Net income                                                  $     39,109              $     29,767
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

                                                                      Six Months Ended June 30,
                                                                       2000               1999
                                                                  -------------       -------------

Cash flow from operating activities:

  Net income                                                      $     39,109        $     29,767
  Adjustments to reconcile net income to net
    cash used in operating activities:
      Amortization and depreciation                                      2,514                 135
      Deferred tax expense/(benefit)                                     9,389                (673)
      Increase in policy reserves                                        9,381              11,633
      Increase in payable to affiliates                                128,083                 638
      Decrease in income tax payable                                   (24,468)             (4,545)
      Increase in other assets                                         (69,523)             (1,068)
      Decrease/(increase) in accrued investment income                     356                (220)
      Decrease/(increase) in reinsurance receivable                      2,609                (638)
      Increase in deferred acquisition costs                          (234,485)           (163,591)
      Decrease/increase in accounts payable and accrued expenses        (2,620)             16,404
      Increase in drafts outstanding                                     3,172               2,133
      Change in foreign currency translation, net                         (248)                704
      Net realized capital gain                                            707                (320)
                                                                  -------------       -------------

        Net cash used in operating activities                         (136,024)           (109,641)
                                                                  -------------       -------------

Cash flow from investing activites:

      Purchase of fixed maturity investments                          (102,374)            (29,582)
      Proceeds from sale and maturity of fixed
        maturity investments                                           100,268              29,504
      Purchase of derivatives                                           (2,274)                  -
      Purchase of shares in mutual funds                               (10,600)            (13,918)
      Proceeds from sale of shares in mutual funds                       3,274              11,879
      Purchase of fixed assets                                          (2,059)                  -
      Increase in policy loans                                            (662)               (168)
                                                                  -------------       -------------

        Net cash used in investing activities                          (14,427)             (2,285)
                                                                  -------------       -------------

Cash flow from financing activities:

      Capital contribution from parent                                   1,600              11,690
      Increase in future fees payable to parent, net                   130,532              95,932
      Net deposits to/(withdrawals from) contractowner accounts         36,106              (3,551)
                                                                  -------------       -------------

        Net cash provided by financing activities                      168,238             104,071
                                                                  -------------       -------------

          Net increase/(decrease) in cash and cash
            equivalents                                                 17,787              (7,855)

          Cash and cash equivalents at beginning of period              89,212              77,525
                                                                  -------------       -------------

            Cash and cash equivalents at end of period            $    106,999        $     69,670
                                                                  =============       =============

     Income taxes paid                                            $     30,342        $     16,205
                                                                  =============       =============

      Interest paid                                               $     50,284        $     29,900
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