Form 10-Q
period 2000-09-30
AMERICAN SKANDIA LIFE ASSURANCE CORP/CT
filed 2000-11-14
CIK 881453

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                For the Quarterly Period Ended September 30, 2000

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

Yes   x   No __


As of November 14, 2000, there were 25,000 shares of outstanding common stock, par value $100 per share, of the registrant, consisting of 100 shares of voting and 24,900 shares of non-voting common stock, all of which were owned by American Skandia Inc., a wholly-owned subsidiary of Skandia Insurance Company Ltd., a Swedish corporation.

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
         (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                                TABLE OF CONTENTS


                                                                         Page

PART I.  FINANCIAL INFORMATION:

  Item 1.  Financial Statements:

           Consolidated Statements of Financial Condition -
              September 30, 2000 (unaudited)
              and December 31, 1999                                         3

           Consolidated Statements of Income (unaudited) -
              Nine months ended September 30, 2000
              and September 30, 1999                                        4

           Consolidated Statements of Income (unaudited) -
              Three months ended September 30, 2000
              and September 30, 1999                                        5

           Consolidated Statements of Shareholder's  Equity -
              Nine months ended September 30, 2000 (unaudited)
              and year ended December 31, 1999                              6

           Consolidated  Statements  of  Cash  Flows  (unaudited)  -
              Nine months ended September 30, 2000
              and September 30, 1999                                        7

           Notes to Unaudited Consolidated Financial Statements             8


  Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations -
              Nine months ended September 30, 2000                         11


  Item 3.  Quantitative and Qualitative Disclosures of Market Risk         15



PART II.  OTHER INFORMATION:

  Item 6.  Exhibits and Reports on Form 8-K                                15

              Signatures                                                   16

              Exhibit Index                                                17

                  AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
         (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                 Consolidated Statements of Financial Condition
                                 (in thousands)

                                                                      September 30,               December 31,
                                                                          2000                        1999
                                                                    ----------------            ----------------
                                                                       (unaudited)
ASSETS

Investments:

  Fixed maturities - at amortized cost                              $             -             $         3,360
  Fixed maturities - at fair value                                          205,495                     198,165
  Equity Securities - at fair value                                          23,215                      16,404
  Derivative instruments                                                        569                         189
  Policy loans                                                                2,748                       1,270
                                                                      --------------              --------------

    Total investments                                                       232,027                     219,388

Cash and cash equivalents                                                   111,257                      89,212
Accrued investment income                                                     3,963                       4,054
Deferred acquisition costs                                                1,376,831                   1,087,705
Reinsurance receivable                                                        2,672                       4,062
Income tax receivable - deferred                                             36,085                      51,726
Income tax recoverable                                                        1,975                           -
State insurance licenses                                                      4,150                       4,263
Fixed assets                                                                  6,323                       3,305
Other assets                                                                 90,382                      36,698
Separate account assets                                                  33,024,812                  29,381,166
                                                                    ----------------            ----------------

  Total assets                                                      $    34,890,477             $    30,881,579
                                                                    ================            ================


LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities:
Reserves for future insurance policy and contract benefits          $        93,928             $        73,292
Drafts outstanding                                                           52,040                      51,059
Accounts payable and accrued expenses                                       138,703                     158,590
Income tax payable                                                                -                      24,268
Payable to affiliates                                                       206,459                      68,736
Future fees payable to parent                                               771,529                     576,034
Short-term borrowing                                                         10,000                      10,000
Surplus notes                                                               179,000                     179,000
Separate account liabilities                                             33,024,812                  29,381,166
                                                                    ----------------            ----------------

  Total Liabilities                                                      34,476,471                  30,522,145
                                                                    ----------------            ----------------

Shareholder's equity:
Common stock, $100 par value, 25,000 shares authorized,
    issued and outstanding                                                    2,500                       2,500
Additional paid-in capital                                                  218,329                     215,879
Retained earnings                                                           190,841                     141,162
Accumulated other comprehensive income (loss)                                 2,336                        (107)
                                                                    ----------------            ----------------

    Total Shareholder's equity                                              414,006                     359,434
                                                                    ----------------            ----------------

    Total liabilities and shareholder's equity                      $    34,890,477             $    30,881,579
                                                                    ================            ================

           See notes to unaudited consolidated financial statements.
                                        3

                  AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
         (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                        Consolidated Statements of Income
                                 (in thousands)
                                  (unaudited)

                                                                        Nine Months Ended September 30,
                                                                         2000                     1999
                                                                    -------------            --------------

REVENUES

Annuity and life insurance charges and fees                         $    325,052             $     204,103
Fee income                                                                95,130                    58,184
Net investment income                                                     10,690                     8,231
Premium income                                                             7,804                     1,236
Net realized capital gains (losses)                                       (1,565)                      526
Other                                                                      1,610                     1,279
                                                                    -------------            --------------

  Total revenues                                                         438,721                   273,559
                                                                    -------------            --------------


EXPENSES

Benefits:
  Annuity and life insurance benefits                                        533                       480
  Change in annuity and life insurance policy reserves                    12,024                     2,519
  Cost of minimum death benefit reinsurance                                  -                       2,946
  Return credited to contractowners                                       11,085                    (1,208)
                                                                    -------------            --------------

                                                                          23,642                     4,737

Expenses:
  Underwriting, acquisition and other insurance
    expenses                                                             262,626                   152,264
  Interest expense                                                        84,344                    46,505
                                                                    -------------            --------------

                                                                         346,970                   198,769
                                                                    -------------            --------------

  Total benefits and expenses                                            370,612                   203,506
                                                                    -------------            --------------

    Income from operations before income tax                              68,109                    70,053

      Income tax expense                                                  18,430                    18,884
                                                                    -------------            --------------

        Net income                                                  $     49,679              $     51,169
                                                                    =============            ==============

            See notes to unaudited consolidated financial statements.
                                        4

                  AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
         (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                        Consolidated Statements of Income
                                 (in thousands)

                                                                        Three Months Ended September 30,
                                                                         2000                     1999
                                                                    -------------            --------------

REVENUES

Annuity and life insurance charges and fees                         $    113,844             $      75,296
Fee income                                                                33,074                    21,894
Net investment income                                                      4,186                     2,735
Premium income                                                             5,545                       328
Net realized capital gains (losses)                                         (858)                      206
Other                                                                        492                       437
                                                                    -------------            --------------

  Total revenues                                                         156,283                   100,896
                                                                    -------------            --------------


EXPENSES

Benefits:
  Annuity and life insurance benefits                                        255                       100
  Change in annuity and life insurance policy reserves                     2,519                    (6,759)
  Cost of minimum death benefit reinsurance                                  -                          (9)
  Return credited to contractowners                                       13,447                     2,654
                                                                    -------------            --------------

                                                                          16,221                    (4,014)

Expenses:
  Underwriting, acquisition and other insurance
    expenses                                                              98,201                    58,323
  Interest expense                                                        28,124                    17,288
                                                                    -------------            --------------

                                                                         126,325                    75,611
                                                                    -------------            --------------

  Total benefits and expenses                                            142,546                    71,597
                                                                    -------------            --------------

    Income from operations before income tax                              13,737                    29,299

      Income tax expense                                                   3,167                     7,898
                                                                    -------------            --------------

        Net income                                                  $     10,570              $     21,401
                                                                    =============            ==============

            See notes to unaudited consolidated financial statements.
                                       5

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
         (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                Consolidated Statements of Shareholder's Equity
                                 (in thousands)

                                                             September 30,         December 31,
                                                               2000                  1999
                                                         ---------------      ------------------
                                                           (unaudited)

Common stock:
  Beginning balance                                      $        2,500       $           2,000
  Increase in par value                                               -                     500
                                                         ---------------      ------------------

    Ending balance                                                2,500                   2,500
                                                         ---------------      ------------------

Additional paid in capital:
  Beginning balance                                             215,879                 179,889
  Transferred to common stock                                         -                    (500)
  Additional contributions                                        2,450                  36,490
                                                         ---------------      ------------------

    Ending balance                                              218,329                 215,879
                                                         ---------------      ------------------

Retained earnings:
  Beginning balance                                             141,162                  64,993
  Net income                                                     49,679                  76,169
                                                         ---------------      ------------------

    Ending balance                                              190,841                 141,162
                                                         ---------------      ------------------

Accumulated other comprehensive income (loss):

  Beginning balance                                                (107)                  3,535
  Other comprehensive income (loss)                               2,443                  (3,642)
                                                         ---------------      ------------------

    Ending Balance                                                2,336                    (107)
                                                         ---------------      ------------------

      Total shareholder's equity                         $      414,006       $         359,434
                                                         ===============      ==================

            See notes to unaudited consolidated financial statements.
                                       6

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
          (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                  (unaudited)

                                                                    Nine Months Ended September 30,
                                                                       2000               1999
                                                                  -------------       -------------

Cash flow from operating activities:

  Net income                                                      $     49,679              51,169
  Adjustments to reconcile net income to net
    cash used in operating activities:
      Amortization and depreciation                                      2,790                 199
      Deferred tax expense                                              14,325               5,200
      Increase in policy reserves                                       12,587               6,106
      Increase in payable to affiliates                                137,723             115,248
      Change in income tax payable/recoverable                         (26,243)             (8,911)
      Increase in other assets                                         (53,684)             (3,596)
      Decrease/(increase) in accrued investment income                      91                 (77)
      Decrease/(increase) in reinsurance receivable                      1,390              (1,393)
      Net increase in deferred acquisition costs                      (289,126)           (246,261)
      (Decrease)/increase in accounts payable and accrued expenses     (19,887)             26,777
      Increase in drafts outstanding                                       981               8,200
      Change in foreign currency translation, net                          (78)                771
      Unrealized loss on derivative instruments                              -                 178
      Net realized capital (gain)/loss                                   1,565                (526)
                                                                  -------------       -------------

        Net cash used in operating activities                         (167,887)            (46,916)
                                                                  -------------       -------------

Cash flow from investing activites:

      Purchase of fixed maturity investments                          (283,490)            (36,517)
      Proceeds from sale and maturity of fixed
        maturity investments                                           283,586              33,561
      Purchase of derivatives                                           (3,277)             (4,974)
      Purchase of shares in mutual funds                               (12,615)            (15,564)
      Proceeds from sale of shares in mutual funds                       4,063              14,229
      Purchase of fixed assets                                          (2,851)                  -
      Purchase of short term investments                                     -             (30,697)
      Increase in policy loans                                          (1,478)               (472)
                                                                  -------------       -------------

        Net cash used in investing activities                          (16,062)            (40,434)
                                                                  -------------       -------------

Cash flow from financing activities:

      Capital contribution from parent                                   2,450              11,690
      Increase in future fees payable to parent, net                   195,495              79,704
      Net deposits to/(withdrawals from) contractowner accounts          8,049             (13,254)
                                                                  -------------       -------------

        Net cash provided by financing activities                      205,994              78,140
                                                                  -------------       -------------

          Net increase/(decrease) in cash and cash
            equivalents                                                 22,045              (9,210)

          Cash and cash equivalents at beginning of period              89,212              77,525
                                                                  -------------       -------------

            Cash and cash equivalents at end of period            $    111,257        $     68,315
                                                                  =============       =============

     Income taxes paid                                            $     30,349        $     16,867
                                                                  =============       =============

      Interest paid                                               $     85,902        $     45,434
                                                                  =============       =============

            See notes to unaudited consolidated financial statements.
                                       7

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
          (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2000


1.  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements of American Skandia Life Assurance Corporation (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto in the Company's audited consolidated financial statements on Form 10-K for the year ended December 31, 1999.

    Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

2.  NEW ACCOUNTING PRONOUNCEMENT

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities." The FASB has amended FAS 133 with the issuance of Statement No. 137 "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" and Statement No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities." FAS 133 is effective for fiscal years beginning after June 15, 2000. The Company is currently evaluating the potential impact of this statement on its financial position and results of operations.

3.  SEGMENT REPORTING

    During 1998, to complement its annuity products, the Company launched marketing and operational activities towards the release of variable life insurance and qualified retirement plan annuity products. Assets under management and sales for the products other than variable annuities have not yet been significant enough to warrant full segment disclosures as required by FAS 131, "Disclosures about Segments of an Enterprise and Related Information."

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
          (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

                               September 30, 2000



4.  COMPREHENSIVE INCOME

    The components of comprehensive income, net of tax, for the nine months ended September 30, 2000 and 1999 were as follows:

                  (in thousands)                        2000             1999
                                                      -------          -------
    Net income                                        $49,679          $51,169
    Other comprehensive income (loss):
      Net Unrealized investment gain/(loss) on
        available for sale securities                   2,493           (5,054)

      Foreign currency translation                        (50)             501
                                                      -------          -------
    Other comprehensive income (loss)                   2,443           (4,553)
                                                      -------          -------
    Comprehensive income                              $52,122          $46,616
                                                      =======          =======

    The components of accumulated other comprehensive income, net of tax, as of September 30, 2000 and December 31, 1999 were as follows:

                  (in thousands)                        2000             1999
                                                      --------        ---------
    Unrealized investment gains/(losses)              $  2,238        ($   255)
    Foreign currency translation                            98             148
                                                      --------        ---------
    Accumulated other comprehensive income (loss)     $  2,336        ($   107)
                                                      ========         ========

5.  FOREIGN ENTITY

    The Company has a 99.9% ownership in Skandia Vida, S.A. de C.V. ("Skandia Vida") which is a life insurance company domiciled in Mexico, selling long-term savings products within Mexico. Skandia Vida, which is fully consolidated in the accompanying financial statements, had total shareholders' equity of $5,554,000 as of September 30, 2000 and $4,592,000 as of December 31, 1999 and has generated losses of $1,410,000 and $1,747,000 for the nine months ended September 30, 2000 and 1999, respectively.

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
          (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

                               September 30, 2000


6.  FUTURE FEES PAYABLE TO PARENT

    The Company regularly transfers certain rights to receive future fees and charges expected to be realized on the variable portion of designated blocks of deferred annuity contracts to its Parent, American Skandia, Inc. ("ASI"). In connection with these transactions, ASI, through a trust, issues collateralized notes in a private placement which are secured by the rights to receive future fees and charges purchased from the Company.

    Under the terms of the Purchase Agreements, the rights transferred provide for ASI to receive a percentage of future mortality and expense charges and contingent deferred sales charges expected to be realized over the remaining surrender charge period of the designated contracts, generally seven years. The Company does not transfer the rights to receive future fees and charges after the expiration of the surrender charge period.

    The proceeds for each transfer are determined by calculating the present value of future fees and charges expected to be realized on the designated contracts. The proceeds are recorded as a liability and amortized over the remaining surrender charge period of the designated contracts using the interest method.

    The following transactions were recorded in 2000:

       Effective       Contract Issue     Present Value(1)       Discount
          Date              Date           (in thousands)          Rate
    --------------    ----------------    ----------------    --------------
    March 22, 2000    8/1/99 - 1/31/00        $169,459             7.50%
    July 18, 2000     2/1/00 - 4/30/00          92,399             7.25
                                              ========
                                              $261,858

    (1) Calculated as of the effective date.

    As of September 30, 2000, the expected payments of future fees payable to ASI under these transactions are as follows:

                                 (in thousands)
                   Period Ending
                    December 31,                  Amount
                       2000                     $   6,563
                       2001                        28,207
                       2002                        31,535
                       2003                        35,143
                       2004                        39,053
                       2005                        43,287
                       2006                        44,794
                       2007                        26,836
                       2008                         2,091
                                                 ========
                      Total                      $257,509

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
          (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                      Nine months ended September 30, 2000


Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the September 30, 2000 financial statements and the notes included herein.

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

The Company is primarily in the business of issuing long-term savings and retirement products to individuals, groups and qualified pension plans. The Company is the third largest provider of variable annuity contracts for the individual market in the United States according to The Variable Annuity Research & Data Service ("VARDS").

Since its business inception in 1988, the Company has offered an increasingly wide array of annuities, including: a) certain deferred annuities that are registered with the Securities and Exchange Commission, including variable annuities and fixed interest rate annuities that include a market value adjustment feature; b) certain other fixed deferred annuities that are not registered with the Securities and Exchange Commission; c) non-registered group variable annuities designed as funding vehicles for various types of qualified retirement plans; and d) fixed, variable and adjustable immediate annuities.

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

Results of Operations
---------------------

Annuity and life insurance sales volume for the nine months ended September 30, 2000 and 1999 was $6,864,044,000 and $4,987,926,000 respectively, an increase of
38%. This increase was the result of favorable market conditions and strong performance of the underlying mutual funds, particularly in the fourth quarter of 1999 and first quarter of 2000. Sales have declined since the first quarter of 2000 due to the volatility in the financial markets.

Contractowner fees and charges and charges generated from transfer agency-type and investment support activities increased $157,895,000 or 60% for the first nine months of 2000 compared to the year ago period as a result of the growth in assets under management.

The increase in premium income of $6,568,000 from the nine months ended September 30, 1999 was due to growth in the issuance of variable immediate annuities and supplementary contracts with life contingencies. Supplementary contracts sales growth was consistent with the increase in annuitization of business sold in previous years. Sales of immediate annuities with life contingencies and certain life insurance products have been minimal during both 2000 and 1999.

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

The change in annuity policy reserves includes changes in reserves related to annuity contracts with mortality risks as well as the Company's guaranteed minimum death benefit ("GMDB") liability. During the second quarter of 1999, the Company's agreement to reinsure substantially all of its exposure on the GMDB was terminated and the business was recaptured, as the reinsurer had announced its intention to exit this market. The increase in reserves resulting from this change was offset by a decrease in reserves associated with the change in reserve methodology on the GMDB. The new reserve methodology complies with the National Association of Insurance Commissioners Actuarial Guideline XXXIV. In the latter half of 1999, the Company instituted a hedge program to manage the related market risk utilizing equity put options. The Company is currently continuing this program while evaluating alternative hedging strategies.

Annuity policy reserves increased $9,505,000 over the nine months ended September 30, 1999 as a result of an increase in the required GMDB reserve due to the decreased performance in the underlying funds in the past two quarters. Because the hedge program is designed to insure against significant declines in asset values that result from declines in certain equity markets, there was no offsetting income recorded against the GMDB liability during 2000.

The reinsurance premium associated with the GMDB exposure was based on levels of assets under management. Due to increased sales and account growth, this cost had increased in recent years and reached $2,946,000 for the nine months of 1999 before the treaty was terminated.

Return credited to contractowners consists of revenues on the variable and market value adjusted annuities and variable life insurance, offset by the benefit payments and changes in reserves required on this business. Through the first nine months of 2000, the Separate Account investment returns on the market value adjusted annuities were less than the expected returns as calculated in the reserves, contributing to the significant increase in the return credited to contractholders benefit. In addition, this benefit increased as a result of the amortization of unearned target value credits.

Underwriting, acquisition and other insurance expenses for the nine months ended September 30, 2000 and 1999 were as follows:

                       (in thousands)                       2000                 1999           Change
                                                            ----                 ----           ------
         Commissions and purchase credits                $386,840             $277,357         $109,483
         General operating expenses                       161,838              126,294           35,544
         Net capitalization of deferred
           acquisition costs                             (286,052)            (251,387)         (34,665)
                                                         --------             --------         --------

         Underwriting, acquisition and other
           insurance expenses                            $262,626            $152,264          $110,362
                                                         ========            ========          ========


Higher sales and asset levels for the nine months ended September 30, 2000, compared with the same period in 1999, led to a 40% increase in commissions and purchase credits. General operating expenses increased 28% from a year ago as a result of costs associated with the Company's record sales over the past two years as well as significant investments made in new product development and technology. In addition, the company incurred cost overruns in certain existing product lines during the third quarter of 2000, due to the drop in sales.

Interest expense increased $37,839,000 or 81% over the nine months ended September 30, 2000 primarily as a result of additional financing transactions, which consisted of the transfer of future fees to ASI, through a trust ("securitization transactions") initiated throughout 1999 and 2000.

The effective income tax rate for the nine months ended September 30, 2000, and 1999 was 27%. The effective rate is lower than the corporate rate of 35% due to permanent differences, with the most significant item being the dividend received deduction. Management believes that based on the taxable income produced in 1999 and the first nine months of 2000, as well as the continued growth in annuity sales, the Company will produce sufficient taxable income in the future to realize its deferred tax assets.

The Company generated net income after tax of $49,679,000 and $51,169,000 for the nine months ended September 30, 2000 and 1999, respectively. The decrease from 1999 was primarily due to the impact of the recent decline in the financial markets as well as increased expenses related to new product development,
technology and  cost  overruns,   as  discussed   above.  The  Company  expects
technological and new product initiatives, the expansion of the producer sales base and an increase in Separate Account investment options to generate increased levels of sales, which should result in higher levels of profit.

The Company considers Mexico an emerging market and has invested in the Skandia Vida operations with the expectation of generating profits from long-term savings products in future years. As such, Skandia Vida has generated net losses of $1,410,000 and $1,747,000 for the nine months ended September 30, 2000 and 1999, respectively.

Financial Condition

Total assets grew $4,008,898,000 or 13% since December 31, 1999 as a result of the substantial sales volume, partially offset by the decline in the financial markets. The net sales growth also drove increases in deferred acquisition costs, as well as fixed maturity investments held in support of the Company's risk based capital requirements. Liabilities grew $3,954,326,000 or 13%, since December 31, 1999 as a result of the reserve increases required based on sales activity along with the transfer of future fees and charges during these periods. These transfers of future fees and charges to ASI are needed to fund the acquisition costs of the Company's variable annuity business.

Liquidity and Capital Resources
-------------------------------

The Company's liquidity requirement was met by cash from insurance operations, investment activities, borrowings from ASI and the transfer of rights to future fees and charges to ASI.

The majority of the operating cash outflow resulted from the sale of variable annuity and variable life products which carry a contingent deferred sales charge. This type of product causes a temporary cash strain in that 100% of the proceeds are invested in separate accounts supporting the product leaving a cash (but not capital) strain caused by the acquisition cost for the new business. This cash strain required the Company to look beyond the cash made available by insurance operations and investments of the Company to financing in the form of surplus notes, capital contributions, the transfer of certain rights to future fees and charges as well as modified coinsurance reinsurance arrangements:

 o During the first nine months of 2000 and 1999, the Company received $2,450,000 and $1,690,000, respectively, from ASI to support its investment in Skandia Vida.

 o Funds received from new securitization transactions amounted to $261,858,000 and $120,632,000 for the first nine months of 2000 and 1999, respectively.

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

                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
          (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the Company's market risk during the first nine months of 2000. The Company has provided a discussion of its market risks in Item 7A of Part II of the December 31, 1999 Form 10-K.


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


November 14, 2000

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              American Skandia Life
                              Assurance Corporation
                                  (Registrant)



                       by: ______________________________
                              Thomas M. Mazzaferro
                          Executive Vice President and
                             Chief Financial Officer


November 14, 2000

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
