Form 10-K
period 2000-12-31
AMERICAN SKANDIA LIFE ASSURANCE CORP/CT
filed 2001-04-02
CIK 881453

                                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                               Washington, D. C. 20549

                                                      FORM 10-K

                                    Annual Report Pursuant to Section 13 or 15(d)
                                       of the Securities Exchange Act of 1934
                                     For the fiscal year ended December 31, 2000

                                              Commission file numbers:
                            33-62953, 33-88360, 33-89676, 33-91400, 333-00995, 333-02867,
                              333-24989, 333-25733, 333-25761, 333-26695 and 333-51896

                                     AMERICAN SKANDIA LIFE ASSURANCE CORPORATION

                                      Incorporated in the State of Connecticut

                     Connecticut                                                   06-1241288
           --------------------------------                                    -------------------
            (State or other jurisdiction of                                       (IRS Employer
             incorporation or organization)                                    Identification No.)

                                   One Corporate Drive, Shelton, Connecticut 06484
--                                 -------------------------------------------------
                                 (Address of Principal Executive Offices, Zip Code)

Registrant's telephone number, including area code: (203) 926-1888
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:  NONE
Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d)
of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No ____
                                        ---

As of March 30, 2001, there were 25,000 shares of outstanding common stock, par value $100 per share, of the registrant, consisting of 100 shares of voting and 24,900 shares of non-voting all of which were owned by American
Skandia, Inc., a wholly-owned subsidiary of Skandia Insurance Company Ltd., a Swedish corporation.

PART I

Item 1.        BUSINESS

General
-------

American Skandia Life Assurance Corporation ("the Company"), with its principal offices in Shelton, Connecticut, is a wholly-owned subsidiary of American Skandia, Inc. ("ASI"), whose ultimate parent is Skandia Insurance Company Ltd.
("SICL"), a Swedish corporation.  The Company has 99.9% ownership in Skandia Vida, S.A. de C.V. ("Skandia Vida")
which is a life insurance company domiciled in Mexico.

The Company was established in 1988 and is one of the largest providers of variable annuity contracts for the individual market in the United States during 2000, according to Info-One's Variable Annuity Research & Data Service
("VARDS") and also offers variable life insurance and fixed annuity products.

The Company's products are sold to individuals, businesses and pension plans to provide for long-term savings and retirement purposes and to address the economic impact of premature death, estate and business planning concerns and supplemental retirement needs.  The investment performance of the mutual funds supporting the variable annuity and variable life insurance contracts directly impacts the ability to sell these products.

Products
--------

 The Company offers a wide array of annuities, including: a) certain deferred and immediate annuities that are registered with the Securities and Exchange Commission, including variable annuities and fixed interest rate annuities that include a market value adjustment feature; b) certain other fixed deferred annuities that are not registered with the Securities and Exchange Commission; c) non-registered group variable annuities designed as funding vehicles for various types of qualified retirement plans; and d) fixed, adjustable and variable immediate annuities.

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

 During 1998 and 1999 the Company expanded its product offerings with the introduction of single premium and flexible premium variable life insurance products and a term life insurance product.  Life insurance policies represent a contractual obligation to pay proceeds to a beneficiary upon the death of the insured.  This obligation is undertaken by the insurer in return for either a single premium, or a series of scheduled or flexible premiums.
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

Certain variable annuity products contain a benefit feature (called "Performance Advantage") which provide certain benefits if the policyowner's account value has not reached a "target value" on its tenth anniversary.  At the option of the policyowner, the benefit will be distributed in the form of an annual or, if annuitization is selected, a lump-sum credit to the contractowner's account.

Distribution
------------

The Company sells its wide array of products through multiple distribution channels including, (a) independent financial planners; (b) broker-dealers that generally are members of the New York Stock Exchange, including
"wirehouse" and regional broker-dealer firms; and (c) broker-dealers affiliated with banks or that specialize in marketing to customers of banks.  The Company continues to be successful in expanding the number of selling agreements to include relationships with over 1,200 broker/dealer firms and financial institutions.

The Company believes its continued success is reliant on the ability to enhance its relationships with both the selling firms and their registered representatives.  The Company utilizes focused marketing teams providing specialized support to the primary distribution channels.  In addition, the Company also offers a number of private label and proprietary products distributed by select large distributors.

Segments
--------

Segment reporting is aligned based on the three major product offerings: variable annuity, variable life insurance and qualified retirement plans.  In recent years, in order to complete the array of products offered by the Company and its affiliates to meet a wide variety of financial planning, the Company developed the variable life insurance and qualified retirement plan funding products.  The marketing and distribution of these plans are in the early stages and have not yet generated significant sales.

Reserves
--------

               The Company is obligated to carry in its statutory financial statements, as liabilities, actuarial reserves to meet its obligations on outstanding annuity or life insurance contracts.  This is required by the life insurance laws and regulations in the jurisdictions in which the Company does business.  Such reserves are based on mortality and/or morbidity tables in general use in the United States.  In general, reserves are computed amounts that, with additions from premiums to be received, and with interest on such reserves compounded at certain assumed rates, are expected to be sufficient to meet contractual obligations.  In the accompanying financial statements, these reserves for contractual obligations are determined in accordance with generally accepted accounting principles and are included in the balance sheet captions "separate account liabilities" and "reserve for future insurance policy and contract benefits."

Employees
---------

As of December 31, 2000, the Company had 1,200 direct salaried employees.

Item 2.        PROPERTIES

The Company occupies office space leased from an affiliate, American Skandia Information Services and Technology
Corporation, and believes that the current facilities are satisfactory for its near term needs.  The Company also entered into a lease for office space in Westminster, Colorado, effective January 1, 2001.

Item 3.        LEGAL PROCEEDINGS

As of the date of this filing, the Company is not involved in any legal proceedings outside of the ordinary course of business.  The Company is involved in pending and threatened legal proceedings in the normal course of its business, however, the Company does not anticipate that its financial condition will be affected materially as a result of the outcome of such legal proceedings.

Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.        MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

All of the Company's outstanding shares are owned by American Skandia, Inc., a wholly-owned subsidiary of Skandia
Insurance Company Ltd.  The Company did not pay any dividends to ASI in 2000, 1999 or 1998.

Item 6.        SELECTED FINANCIAL DATA

The following table summarizes information with respect to the operations of the Company:
(in thousands)                                                                                  For the Year Ended December 31,
                                                                  2000          1999            1998           1997          1996
STATEMENT OF OPERATIONS DATA

Revenues:
Annuity and life insurance charges and fees*                  $424,578        $289,989        $186,211       $121,158       $69,780
Fee income                                                     130,610          83,243          50,839         27,593        16,420
Net investment income                                           11,656          10,441          11,130          8,181         1,586
Premium income and other revenues                                4,778           3,688           1,360          1,082           265

Total revenues                                                $571,622        $387,361        $249,540       $158,014       $88,051

Benefits and Expenses:
Annuity and life insurance benefits                               $751            $612            $558         $2,033          $613
Change in annuity and life insurance
   policy reserves                                              45,018           3,078           1,053             37           635
Cost of minimum death benefit reinsurance                            -           2,945           5,144          4,545         2,867
Return credited to contractowners                                9,046          -1,639          -8,930         -2,018           673
Underwriting, acquisition and other insurance
   expenses                                                    335,213         206,350         167,790         90,496        49,887
Interest expense                                                85,998          69,502          41,004         24,895        10,791

Total benefits and expenses                                   $476,026        $280,848        $206,619       $119,988       $65,466

Income tax expense (benefit)                                   $30,779         $30,344          $8,154        $10,478       ($4,038)

Net income                                                     $64,817         $76,169         $34,767        $27,548       $26,623

STATEMENT OF FINANCIAL CONDITION DATA

Total Assets                                               $31,702,705     $30,881,579     $18,848,273    $12,894,290    $8,268,696

Future fees payable to parent                                 $934,410        $576,034        $368,978       $233,034       $47,112

Surplus Notes                                                 $159,000        $179,000        $193,000       $213,000      $213,000

Shareholder's Equity                                          $496,911        $359,434        $250,417       $184,421      $126,345
                                                              ========        ========        ========       ========      ========

*    On annuity and life insurance sales of $8,216,167, $6,862,968, $4,159,662, $3,697,990, and $2,795,114 during the years ended December 31, 2000, 1999, 1998, 1997, and 1996, respectively, with contractowner assets under management of $29,751,822, $29,396,693, $17,854,761, $12,119,191, and $7,764,891 as of December 31, 2000,
     1999, 1998, 1997 and 1996, respectively.

Item 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and the notes thereto and Item 6, Selected Financial Data.

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

 Results of Operations
 ---------------------

 Annuity and life insurance sales increased 20% in 2000 to $8,216,167,000 as compared to 65% in 1999.  Overall sales growth in 2000 was driven by significant sales volume in the first quarter of 2000 due to the strong equity market performance.  However, the decline in the equity markets during the remainder of the year negatively impacted sales as the first quarter growth rate was not sustained.  The Company continues to focus on increasing sales through innovative product development activities, the recruitment and retention of top producers, high quality customer service and improvements in web-based technology.  All three major distribution channels achieved sales growth in
2000.

 Average assets under management totaled $31,413,809,000 in 2000 and $21,984,759,000 in 1999, representing an increase of 43%.  As a result of the growth in sales and average assets under management, annuity and life insurance charges and fees increased 46% in 2000 and 56% in 1999.  Fee income generated from transfer agency-type and investment support activities increased 57% in 2000 and 64% in 1999.

Net investment income increased 12% in 2000 compared to 1999 and decreased 6% in 1999 compared to 1998.  The increase in 2000 is primarily due to a higher level of investments, partially offset by $6,939,000 of amortization of premiums paid on derivative instruments.  The decrease in 1999 was primarily the result of $1,036,000 of amortization of the premium paid on a derivative instrument purchased during 1999.  See Note 2D to the consolidated financial statements for information related to derivative instruments used to hedge the guaranteed minimum death benefit ("GMDB") reserve fluctuations.  Excluding the derivative amortization, net investment income increased 62%
in 2000 and increased 3% in 1999 as a result of increased bond holdings that support the Company's risk-based capital objectives.

 Premium income represents premiums earned on the sale of ancillary contracts such as immediate annuities with life contingencies, supplementary contracts with life contingencies and certain life insurance products.  Increased sales of these products led to an increase in premium income in 2000.  The increase in 2000 and 1999 was primarily
due to higher sales of supplementary contracts.   Management expects supplementary contracts to grow over time with the maturing of core business lines.

Net realized investment losses totaled $688,000 in 2000, compared to gains of $578,000 in 1999 and $99,000 in
1998.   The change from 1999 to 2000 is primarily due to realized losses on sales of securities in the fixed maturity portfolio.  These losses were partially offset by realized gains on sales of fixed maturities and mutual funds.  The increase in realized gains in 1999 compared to 1998 is due to higher gains on sales of mutual fund investments.

 The change in annuity policy reserves includes changes in reserves related to annuity contracts with mortality risks as well as the Company's GMDB liability.  In 2000, equity markets declined and the underlying fund performance was lower than the prior year.  In contrast, the equity markets and underlying fund performance were up significantly in 1999 compared to 1998.  The combination of these events resulted in an increase in GMDB reserves of $39,866,000 in 2000.  This compares to an increase in GMDB reserves of $2,323,000 in 1999.

 In 1999, the Company began to develop a program utilizing equity put options to manage the risks embedded in the
GMDB in annuity contracts that would result from significant declines in the equity markets. Prior to the implementation of the hedge strategies utilizing equity put options, the Company had reinsured substantially all of its exposure on the GMDB liability.  The reinsurance was terminated during the second quarter of 1999 as the reinsurer had exited this market.

 Return credited to contractowners consists of revenues on the variable and market value adjusted annuities and variable life insurance, offset by the benefit payments and changes in reserves required on this business.  Market value adjusted annuity activity has the largest impact on this benefit.  In 2000 and 1999, the Separate Account investment returns on the market value adjusted annuities were less than the expected returns as calculated in the reserves, contributing to the significant increase in the return credited to contractholders benefit.  In addition, this benefit increased as a result of the amortization of unearned Performance Advantage target value credits, which increased $6,826,000 in 2000 over 1999.  Other significant contributors to the change from 1999 to 2000 include guaranteed minimum death benefit payments on variable annuities which were driven up due to the market declines in 2000 as well as increased costs associated with processing of backdated financial transactions.  These increased costs were partially offset by a 2000 experience refund on certain reinsurance treaties in the amount of
$4,339,000.

 Underwriting, acquisition and other insurance expenses for 2000, 1999 and 1998 were as follows:

                             (in thousands)                             2000                1999                  1998
                                                                        ----                ----                  ----

         Commissions and purchase credits                              $ 393,494          $ 358,279          $ 201,008

         General operating expenses                                      252,206            214,269            141,586

         Acquisition costs deferred during the year                     (495,103)          (450,059)          (261,432)

         Acquisition costs amortized during the year                     184,616             83,861             86,628
                                                                        ---------          ---------          ---------

         Net capitalization of deferred acquisition costs               (310,487)          (366,198)           174,804)
                                                                       ----------         -----------         ---------

         Underwriting, acquisition and other
              insurance expenses                                       $ 335,213           $206,350          $167,790
                                                                       =========           ========          ========

 Underwriting, acquisition and other insurance expenses increased 62% and 23% in 2000 and 1999, respectively.
Increased commissions and purchase credits reflect the increase in sales in both 2000 and 1999.  Significant investments in new product development and internet-based technology contributed to general operating expense increases in both 2000 and 1999.  The amortization of acquisition costs increased substantially in 2000 compared to
1999 as the associated costs from record sales in late 1999 and early 2000 were recognized in accordance with accounting principles generally accepted in the United States profit and expense recognition models.

 Interest expense increased $16,496,000 in 2000 and $28,498,000 in 1999 as a result of additional securitized financing transactions, which consist of the transfer of rights to receive future fees to the Parent
("securitization transactions").  In addition, the Company retired surplus notes on December 10, 2000 and December
31, 1999 of $20,000,000 and $14,000,000, respectively.  Surplus notes outstanding as of December 31, 2000 and 1999 totaled $159,000,000 and $179,000,000, respectively.

 The effective income tax rates for the years ended December 31, 2000, 1999 and 1998 were 32%, 28% and 19%, respectively.  The effective rate is lower than the corporate rate of 35% due to permanent differences, with the most significant item being the dividend received deduction.  Management believes that based on the taxable income produced in the past two years, as well as the continued growth in annuity sales, the Company will produce sufficient taxable income in future years to realize its deferred tax assets.

 The Company generated net income after tax of $64,817,000, $76,169,000 and $34,767,000 in 2000, 1999 and 1998,
respectively.  Revenue increases in 2000 were more than offset by higher benefits and expenses driven primarily from the increase in the reserve requirement related to the GMDB as a result of the decline in the equity markets.
Investments in new product development and technology also contributed to the increase in expenses.  These factors resulted in the 15% decline in net income.  Net income increased 119% in 1999 due to strong sales growth and favorable market conditions which led to higher asset-based revenue.  The Company considers Mexico an emerging market and has invested in the Skandia Vida operations with the expectation of generating profits from long-term savings products in future years.  As such, Skandia Vida has generated net losses of $2,540,000, $2,523,000 and $2,514,000 for the years ended December 31, 2000, 1999 and 1998, respectively.  The Company expects to transfer ownership of
Skandia Vida to an upstream affiliate during 2001.

 On March 22, 2001, the Company announced that it will begin an aggressive operating expense reduction program to better align its operating infrastructure with the current investment environment.  The planned moves include a reduction of approximately 150 positions, representing 13% of the Company's workforce, reductions in the compensation and benefit programs and the curtailment of certain discretionary expenses.

 Total assets grew 3% in 2000 partially as a result of the modest increase in separate account assets reflecting the impact of strong sales which were almost entirely offset by the decline in equity markets.  Increased deferred acquisition costs also contributed to the increase in assets.  Liabilities grew 2% in 2000 due to higher reserves required to support the increase in annuity and life insurance business, and increased financing activity related to the transfer of rights to receive future fees and charges.

 Liquidity and Capital Resources
 -------------------------------

 The Company's liquidity requirement was met by cash from insurance operations, investment activities, borrowings from ASI and the securitization transactions with ASI.

 The majority of the operating cash outflow resulted from the sale of variable annuity and variable life products that carry a contingent deferred sales charge.  This type of product causes a temporary cash strain in that 100% of the proceeds are invested in separate accounts supporting the product leaving a cash (but not capital) strain caused by the acquisition cost for the new business.  This cash strain required the Company to look beyond the cash made available by insurance operations and investments of the Company to financing in the form of surplus notes, capital contributions, securitization transactions and modified coinsurance reinsurance arrangements:

o        During 2000 and 1999, the Company received $69,000,000 and $34,800,000, respectively, from ASI to support the capital needs and anticipated growth in business of its U.S. operations.  In addition, the Company received $2,450,000 and $1,690,000 from ASI in 2000 and 1999, respectively, to support its investment in
     Skandia Vida.

o        Funds received from new securitization transactions amounted to $476,288,000 in 2000 and $265,710,000 in
     1999 (see Note 8 to the consolidated financial statements).

o        During 2000 and 1999, the Company extended its reinsurance agreements.  The Company also entered into an agreement with SICL in 2000.  The reinsurance agreements are modified coinsurance arrangements where the reinsurer shares in the experience of a specific book of business.

 The Company expects the continued use of reinsurance and securitization transactions to fund the cash strain anticipated from the acquisition costs on the coming years' sales volume.

 As of December 31, 2000 and 1999, shareholder's equity totaled $496,911,000 and $359,434,000, respectively.  The increases were driven by the previously mentioned capital contributions received from ASI and net income from operations.

 The Company has long-term surplus notes and short-term borrowings with ASI.  No dividends have been paid to ASI.

 The National Association of Insurance Commissioners ("NAIC") requires insurance companies to report information regarding minimum Risk Based Capital ("RBC") requirements.  These requirements are intended to allow insurance regulators to identify companies that may need regulatory attention.  The RBC model law requires that insurance companies apply various factors to asset, premium and reserve items, all of which have inherent risks.  The formula includes components for asset risk, insurance risk, interest rate risk and business risk.  The Company has complied with the NAIC's RBC reporting requirements and has total adjusted capital well above required capital.

 Effects of Inflation
 --------------------

The rate of inflation has not had a significant effect on the Company's financial statements.

Outlook
-------

The Company believes that it is well positioned to retain and enhance its position as a leading provider of financial products for long-term savings and retirement purposes as well as to address the economic impact of premature death, estate and business planning concerns and supplemental retirement needs.  The Company continues to focus on offering innovative long-term savings and income products and providing superior customer service in order to gain market share and improve profitability in an increasingly competitive market.

The Gramm-Leach-Bliley Act of 1999 (the Financial Services Modernization Act) permits affiliation among banks, securities firms and insurance companies.  This legislative change has created opportunities for continued
consolidation in the financial services industry and increased competition as large companies offer a wide array of financial products and services.

Various other legislative initiatives could impact the Company such as pension reform, capital gains and estate tax changes, privacy standards and internet regulation.  Pension reform may change current tax deferral rules and allow increased contributions to retirement plans, which may lead to higher investments in tax-deferred products and create growth opportunities for the Company.  A capital gains tax reduction may cause tax-deferred products to be less attractive to consumers, which could adversely impact the Company.  New privacy standards and internet regulation may impact the Company's strategic initiatives especially related to potential partnerships with web-based technology providers.

 Item 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to potential fluctuations in earnings and the fair value of certain of its assets and liabilities, as well as variations in expected cash flows due to changes in market interest rates and equity prices. The following discussion focuses on specific exposures the Company has to interest rate and equity price risk and describes strategies used to manage these risks.  The discussion is limited to financial instruments subject to market risks and is not intended to be a complete discussion of all of the risks to which the Company is exposed.

 Interest Rate Risk
 ------------------

 Fluctuations in interest rates can potentially impact the Company's profitability and cash flows. The Company has
97% of assets held under management that are in non-guaranteed Separate Accounts for which the Company's exposure is not significant as the contractowner assumes substantially all the investment risk.  On the remaining 3% of assets, the interest rate risk from contracts that carry interest rate exposure is managed through an asset/liability matching program which takes into account the risk variables of the insurance liabilities supported by the assets.

 At December 31, 2000, the Company held fixed maturity investments in its general account that are sensitive to changes in interest rates.  These securities are held in support of the Company's fixed immediate annuities, supplementary contracts, the fixed components of variable life insurance contracts, and in support of the Company's target solvency capital.  The Company has a conservative investment philosophy with regard to these investments.
All investments are investment grade corporate securities, government agency or U.S. government securities.

 The Company's deferred annuity products offer a fixed option which subjects the Company to interest rate risk.  The fixed option guarantees a fixed rate of interest for a period of time selected by the contractowner.  Guarantee period options available range from one to ten years.  Withdrawal of funds before the end of the guarantee period subjects the contractowner to a market value adjustment ("MVA").  In the event of rising interest rates, which make the fixed maturity securities underlying the guarantee less valuable, the MVA could be negative.  In the event of declining interest rates, which make the fixed maturity securities underlying the guarantee more valuable, the MVA could be positive.  The resulting increase or decrease in the value of the fixed option, from calculation of the MVA, should substantially offset the increase or decrease in the market value of the securities underlying the guarantee.  The Company maintains strict asset/liability matching to enable this offset.  However, the Company still takes on the default risk for the underlying securities, the interest rate risk of reinvestment of interest payments and the risk of failing to maintain the asset/liability matching program with respect to duration and convexity.

Liabilities held in the Company's general account and guaranteed separate account as of December 31, 2000 totaled
$1,095,100,000.  Fixed income investments supporting those liabilities had a fair value of $1,098,500,000.  The
Company performed a sensitivity analysis on these interest-sensitive liabilities and assets at December 31, 2000.
The analysis showed that an immediate decrease of 100 basis points in interest rates would result in a net increase in liabilities and the corresponding assets of approximately $37,300,000 and $41,500,000, respectively.  An analysis of a 100 basis point decline in interest rates at December 31, 1999 showed a net increase in interest-sensitive liabilities and the corresponding assets of approximately $10,200,000 and $24,800,000, respectively.

 Equity Market Exposure
 ----------------------

 The primary equity market risk to the Company comes from the nature of the variable annuity and variable life products sold by the Company.  Various fees and charges earned are substantially derived as a percentage of the market value of assets under management.  In a market decline, this income would be reduced.  This could be further compounded by customer withdrawals, net of applicable surrender charge revenues, partially offset by transfers to the fixed option discussed above.  A 10% decline in the market value of the assets under management at December 31,
2000, sustained throughout 2001, would result in an approximate drop in related annual fee income of $54,000,000.
This result was not materially different than the result obtained from the analysis performed as of December 31,
1999.

 Another equity market risk exposure of the Company relates to the guaranteed minimum death benefit liability.
Declines in equity markets and correspondingly the performance of the underlying mutual funds, increases the guaranteed minimum death benefit liabilities.  As discussed in Note 2D of the consolidated financial statements, the Company utilizes derivative instruments to hedge against the risk of significant decreases in equity markets.
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

 Estimates of interest rate risk and equity price risk were obtained using computer models that take into consideration various assumptions about the future.  Given the uncertainty of future interest rate movements, volatility in the equity markets and consumer behavior, actual results may vary from those predicted by the
Company's models.

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

Item 11.       EXECUTIVE COMPENSATION

Summary Compensation Table:  The summary table below summarizes the compensation payable to the Chief Executive
Officer and to the most highly compensated of our executive officers whose compensation exceeded $100,000 in 2000.
                                                                        (in thousands)

Name and                                                                      Annual              LTIP
Principal Position                                   Year                     Salary           Payouts
------------------                                   ----                     ------           -------

Wade A. Dokken                                       2000                     $2,160              $882
Chief Executive Officer (effective 6/1/00)           1999                      1,434               480
                                                     1998                      1,574               325

Jan R. Carendi                                       2000                        255             5,127
Chief Executive Officer (through 5/31/00)            1999                        908               497
                                                     1998                        784               302

Gordon C. Boronow                                    2000                        567               933
Deputy Chief Executive Officer                       1999                        414               343
                                                     1998                        325               278

Bayard F. Tracy                                      2000                      1,042               339
Senior Vice President                                1999                        712               150
                                                     1998                        514               147

Yat Kan Chan                                         2000                        957                 -
Senior Vice President &                          1999                        502                 -
Chief Information Officer                            1998                          -                 -

Christian W. Thwaites                                2000                        693                 8
Senior Vice President                                1999                        445                 -
                                                     1998                        363                 -

Long Term Incentive Plans (LTIP) - Awards in the last fiscal year:  The following table provides information regarding the long-term incentive plan.  Units are awarded to executive officers and other personnel.  The table shows units awarded to the Chief Executive Officer and the most highly compensated of our executive officers whose compensation exceeded $100,000 in the fiscal year immediately preceding the date of this submission.  This program is designed to induce participants to remain with the Company over long periods of time and to tie a portion of their compensation to the fortunes of the Company.

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

                                                                                       (in thousands)
                                                                                Estimated Future Payouts
                                     Number     Period until
              Name                  of Units       Payout         Threshold                Target                 Maximum
              ----                  --------       ------         ---------                ------                 -------

Wade A. Dokken                         329,574     Various                                 $3,967
Jan R. Carendi                               -     Various                                      -
Gordon C. Boronow                      307,500     Various                                  3,672
Bayard F. Tracy                        130,000     Various                                  1,494
Yat Kan Chan                            40,000     Various                                    138
Christian W. Thwaites                   65,000     Various                                    514

The following directors' compensation for 2000 is shown below:

Wade A. Dokken               0
Patricia J. Abram            0
Gordon C. Boronow            0
Malcolm M. Campbell          0
Yat Kan Chan                 0
Lincoln R. Collins           0
Ian B. Kennedy               0
Thomas M. Mazzaferro         0
Gunnar J. Moberg             0
Christian W. Thwaites        0
Bayard F. Tracy              0
Deborah G. Ullman            0
Brett M. Winson              0

Item 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

None.

Item 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

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
                                                       33-62793, 33-62933, 333-26685,
                                                       33-88362

     (9)  Voting Trust Agreement                       None

     (10) Material Contracts                           Incorporated by reference to
                                                       the Company's Forms S-2
(Reg. 33-26122 and 33-86918)

     (11) Statement of Computation of per share
          earnings                                     Not required to be filed

     (12) Statements of Computation of Ratios          Not required to be filed

     (13) Annual Report to security holders            None

     (18) Letter re change in accounting principles    None

     (19) Previously unfiled documents                 None

     (21) Subsidiaries of the registrant               Incorporated by reference to
                                                       Part II of Reg. 333-26695

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
                                                       (Reg. 333-25733)

     (99) Additional exhibits                          None

                                     AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                            (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                                          Consolidated Financial Statements

                                                  December 31, 2000

                                                        Index

                                                                                                 Page

Independent Auditors' Report                                                                       14

Consolidated Statements of Financial Condition
  as of December 31, 2000 and 1999                                                                 15

Consolidated Statements of Income for the
  Years ended December 31, 2000, 1999 and 1998                                                     16

Consolidated Statements of Shareholder's Equity for the
  Years ended December 31, 2000, 1999 and 1998                                                     17

Consolidated Statements of Cash Flows for the
  Years ended December 31, 2000, 1999 and 1998                                                     18

Notes to Consolidated Financial Statements                                                         19

Schedules are omitted because they are either not applicable or because the information required therein is included in the Notes to Consolidated Financial Statements.

                                          Report of Independent Auditors

To the Board of Directors and Shareholder of
    American Skandia Life Assurance Corporation
Shelton, Connecticut

We have audited the consolidated  statements of financial condition of American Skandia Life Assurance  Corporation
(the "Company" which is a wholly-owned  subsidiary of Skandia  Insurance  Company Ltd.) as of December 31,
2000 and 1999, and the related consolidated statements of operations, shareholder's equity and cash flows for the three year period ended  December  31, 2000.  These  consolidated  financial  statements  are the  responsibility  of the
Company's  management.  Our  responsibility  is to express an opinion on these  consolidated  financial  statements based on our audits.

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

In our  opinion,  the  financial  statements  referred to above  present  fairly,  in all  material  respects,  the consolidated  financial position of American Skandia Life Assurance  Corporation at December 31, 2000 and 1999, and
the  consolidated  results of their operations and their cash flows for each of the three years in the period ended
December 31, 2000 in conformity with accounting principles generally accepted in the United States.

                                                                                /s/Ernst & Young

February 2, 2001

Hartford, Connecticut

                                     AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                            (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                                   Consolidated Statements of Financial Condition
                                                   (in thousands)

                                     See notes to consolidated financial statements.

                                                                        As of December 31,
                                                                          2000                        1999
                                                                    ----------------            ----------------

ASSETS

Investments:
  Fixed maturities - at fair value                                  $       285,708             $       198,165
  Fixed maturities - at amortized cost                                            -                       3,360
  Equity securities - at fair value                                          20,402                      16,404
  Derivative instruments                                                      3,015                         189
  Policy loans                                                                3,746                       1,270
                                                                      --------------              --------------

    Total investments                                                       312,871                     219,388

Cash and cash equivalents                                                    76,499                      89,212
Accrued investment income                                                     5,209                       4,054
Deferred acquisition costs                                                1,398,192                   1,087,705
Reinsurance receivable                                                        3,642                       4,062
Receivable from affiliates                                                    3,327                           -
Income tax receivable                                                        34,620                           -
Income tax receivable - deferred                                                  -                      51,726
State insurance licenses                                                      4,113                       4,263
Fixed assets                                                                 10,737                       3,305
Other assets                                                                 96,403                      36,698
Separate account assets                                                  29,757,092                  29,381,166
                                                                    ----------------            ----------------

  Total assets                                                      $    31,702,705             $    30,881,579
                                                                    ================            ================

LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities:
Reserves for future insurance policy and contract benefits          $       135,545             $        73,292
Drafts outstanding                                                           63,758                      51,059
Accounts payable and accrued expenses                                       137,040                     158,590
Income tax payable                                                                -                      24,268
Income tax payable - deferred                                                 8,949                           -
Payable to affiliates                                                             -                      68,736
Future fees payable to parent                                               934,410                     576,034
Short-term borrowing                                                         10,000                      10,000
Surplus notes                                                               159,000                     179,000
Separate account liabilities                                             29,757,092                  29,381,166
                                                                    ----------------            ----------------

  Total liabilities                                                      31,205,794                  30,522,145
                                                                    ----------------            ----------------

Shareholder's equity:
Common stock, $100 par value, 25,000 shares authorized,
    issued and outstanding                                                    2,500                       2,500
Additional paid-in capital                                                  287,329                     215,879
Retained earnings                                                           205,979                     141,162
Accumulated other comprehensive income (loss)                                 1,103                        (107)
                                                                    ----------------            ----------------

    Total shareholder's equity                                              496,911                     359,434
                                                                    ----------------            ----------------

    Total liabilities and shareholder's equity                      $    31,702,705             $    30,881,579
                                                                    ================            ================

                                     AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                            (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                                        Consolidated Statements of Operations
                                                   (in thousands)

                                     See notes to consolidated financial statements.

                                                                     For the Year Ended December 31,
                                                                   2000                    1999                   1998
                                                             ----------------        ---------------        ---------------

REVENUES

Annuity and life insurance charges and fees                  $       424,578         $      289,989         $      186,211
Fee income                                                           130,610                 83,243                 50,839
Net investment income                                                 11,656                 10,441                 11,130
Premium income                                                         3,118                  1,278                    874
Net realized capital (losses) gains                                     (688)                   578                     99
Other                                                                  2,348                  1,832                    387
                                                             ----------------        ---------------        ---------------

  Total revenues                                                     571,622                387,361                249,540
                                                             ----------------        ---------------        ---------------

EXPENSES

Benefits:
  Annuity and life insurance benefits                                    751                    612                    558
  Change in annuity and life insurance policy reserves                45,018                  3,078                  1,053
  Cost of minimum death benefit reinsurance                                -                  2,945                  5,144
  Return credited to contractowners                                    9,046                 (1,639)                (8,930)
                                                             ----------------        ---------------        ---------------

                                                                      54,815                  4,996                 (2,175)

Expenses:
  Underwriting, acquisition and other insurance
    expenses                                                         335,213                206,350                167,790
  Interest expense                                                    85,998                 69,502                 41,004
                                                             ----------------        ---------------        ---------------

                                                                     421,211                275,852                208,794
                                                             ----------------        ---------------        ---------------

  Total benefits and expenses                                        476,026                280,848                206,619
                                                             ----------------        ---------------        ---------------

    Income from operations before income tax                          95,596                106,513                 42,921

      Income tax expense                                              30,779                 30,344                  8,154
                                                             ----------------        ---------------        ---------------

        Net income                                           $        64,817          $      76,169          $      34,767
                                                             ================        ===============        ===============

                                     AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                            (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                                   Consolidated Statements of Shareholder's Equity
                                                   (in thousands)

                                   See notes to consolidated financial statements.

                                                            For the Year Ended December 31,
                                                               2000                  1999                    1998
                                                         ---------------      ------------------      -----------------

Common stock:
  Beginning balance                                      $        2,500       $           2,000       $          2,000
  Increase in par value                                               -                     500                      -
                                                         ---------------      ------------------      -----------------

    Ending balance                                                2,500                   2,500                  2,000
                                                         ---------------      ------------------      -----------------

Additional paid in capital:
  Beginning balance                                             215,879                 179,889                151,527
  Transferred to common stock                                         -                    (500)                     -
  Additional contributions                                       71,450                  36,490                 28,362
                                                         ---------------      ------------------      -----------------

    Ending balance                                              287,329                 215,879                179,889
                                                         ---------------      ------------------      -----------------

Retained earnings:
  Beginning balance                                             141,162                  64,993                 30,226
  Net income                                                     64,817                  76,169                 34,767
                                                         ---------------      ------------------      -----------------

    Ending balance                                              205,979                 141,162                 64,993
                                                         ---------------      ------------------      -----------------

Accumulated other comprehensive income (loss):
  Beginning balance                                                (107)                  3,535                    668
  Other comprehensive income (loss)                               1,210                  (3,642)                 2,867
                                                         ---------------      ------------------      -----------------

    Ending balance                                                1,103                    (107)                 3,535
                                                         ---------------      ------------------      -----------------

      Total shareholder's equity                         $      496,911       $         359,434       $        250,417
                                                         ===============      ==================      =================

                                     AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                            (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                                        Consolidated Statements of Cash Flow
                                                   (in thousands)

                                   See notes to consolidated financial statements.

                                                                             For the Year Ended December 31,
                                                                       2000               1999                1998
                                                                  -------------       -------------      -------------

Cash flow from operating activities:

  Net income                                                      $     64,817              76,169       $     34,767
  Adjustments to reconcile net income to net
    cash used in operating activities:
      Amortization and depreciation                                      7,565               1,495                251
      Deferred tax expense                                              60,023             (10,903)           (14,242)
      Change in unrealized losses on derivatives                        (2,935)              3,749                  -
      Increase in policy reserves                                       50,892               4,367              1,130
      (Decrease) increase in payable to affiliates                     (72,063)             69,897                166
      Change in income tax payable/receivable                          (58,888)             17,611              7,704
      Increase in other assets                                         (59,987)            (32,954)            (1,173)
      Increase in accrued investment income                             (1,155)             (1,174)              (438)
      Decrease in reinsurance receivable                                   420                 129              2,152
      Net increase in deferred acquisition costs                      (310,487)           (366,198)          (174,804)
      (Decrease) increase in accounts payable and accrued expenses     (21,550)             66,763             20,637
      Increase in drafts outstanding                                    12,699              22,118              9,663
      Change in foreign currency translation, net                         (101)                701                (22)
      Net realized capital gain on expiration of derivatives              (500)                  -                  -
      Net realized capital losses (gains)                                  688                (578)               (99)
                                                                  -------------       -------------      -------------

        Net cash used in operating activities                         (330,562)           (148,808)          (114,308)
                                                                  -------------       -------------      -------------

Cash flow from investing activites:

      Purchase of fixed maturity investments                          (380,737)            (99,250)           (31,828)
      Proceeds from sale and maturity of fixed
        maturity investments                                           303,736              36,226              4,049
      Purchase of derivatives                                           (6,722)             (4,974)                 -
      Purchase of shares in mutual funds                               (18,136)            (17,703)            (7,158)
      Proceeds from sale of shares in mutual funds                       8,345              14,657              6,086
      Purchase of fixed assets                                          (7,348)             (3,178)               (18)
      Increase in policy loans                                          (2,476)               (701)               118
                                                                  -------------       -------------      -------------

        Net cash used in investing activities                         (103,338)            (74,923)           (28,751)
                                                                  -------------       -------------      -------------

Cash flow from financing activities:

      Capital contribution from parent                                  51,450              22,490              8,362
      Increase in future fees payable to parent, net                   358,376             207,056            135,944
      Net deposits to (withdrawals from) contractowner accounts         11,361               5,872             (5,696)
                                                                  -------------       -------------      -------------

        Net cash provided by financing activities                      421,187             235,418            138,610
                                                                  -------------       -------------      -------------

          Net (decrease) increase in cash and cash
            equivalents                                                (12,713)             11,687             (4,449)

          Cash and cash equivalents at beginning of period              89,212              77,525             81,974
                                                                  -------------       -------------      -------------

            Cash and cash equivalents at end of period            $     76,499              89,212       $     77,525
                                                                  =============       =============      =============

     Income taxes paid                                            $     29,644              23,637       $     14,651
                                                                  =============       =============      =============

      Interest paid                                               $     85,551              69,697       $     35,588
                                                                  =============       =============      =============

                                     AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                            (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                                     Notes to Consolidated Financial Statements
                                                  December 31, 2000

1.       ORGANIZATION AND OPERATION

         American Skandia Life Assurance Corporation (the "Company") is a wholly-owned subsidiary of American
         Skandia, Inc. ("ASI") whose ultimate parent is Skandia Insurance Company Ltd., ("SICL") a Swedish
         Corporation.

         The Company develops long-term savings and retirement products which are distributed through its affiliated broker/dealer company, American Skandia Marketing, Incorporated ("ASM").  The Company currently issues variable and term life insurance and variable, fixed, market value adjusted and immediate annuities for individuals, groups and qualified pension plans.

         The Company has 99.9% ownership in Skandia Vida, S.A. de C.V. ("Skandia Vida") which is a life insurance company domiciled in Mexico.  Skandia Vida had total shareholder's equity of $4,402,000 and $4,592,000 as of
         December 31, 2000, and 1999, respectively.  The Company considers Mexico an emerging market and has invested in the Skandia Vida operations with the expectation of generating profits from long-term savings products in future years.  As such, Skandia Vida has generated net losses of $2,540,000, $2,523,000 and $2,514,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A.       Basis of Reporting
                  ------------------

                  The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States.  Intercompany transactions and balances have been eliminated in consolidation.

                  Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

         B.       New Accounting Standard
                  -----------------------

                  The FASB has issued Statement of Financial Accounting Standards No. 133, "Accounting for
                  Derivative Instruments and Hedging Activities", as amended by SFAS 137 and SFAS 138
                  (collectively, "SFAS 133").  SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000; accordingly, the Company adopted SFAS 133 on January 1, 2001.
                  This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  SFAS No. 133 requires that all derivative financial instruments be measured at fair value and recognized in the statement of condition as either assets or liabilities.  Changes in the fair value of the derivative financial instruments will be reported in either earnings or comprehensive income, depending on the use of the derivative and whether or not it qualifies for hedge accounting.

                  Special hedge accounting treatment is permitted only if specific criteria are met, including that the hedging relationship be highly effective both at inception and on an ongoing basis.
                  Accounting for hedges varies based on the type of hedge - fair value or cash flow.  Results of effective hedges are recognized in current earnings for fair value hedges and in other comprehensive income for cash flow hedges. Ineffective portions of hedges are recognized immediately in earnings.

                                     AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                            (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                               Notes to Consolidated Financial Statements (continued)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

                  The derivative instruments held by the Company in 2000 and 1999 consisted of equity put options utilized to manage the market risk and reserve fluctuations associated with the guaranteed minimum death benefit ("GMDB").  The adoption of SFAS No. 133 did not have a material effect on the Company's financial statements.

         C.       Investments
                  -----------

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

                  The Company has classified its mutual fund investments held in support of a deferred compensation plan (see Note 13) as available-for-sale.  Such investments are carried at fair value and changes in unrealized gains and losses are reported as a component of other comprehensive income.

                  Policy loans are carried at their unpaid principal balances.

                  Realized gains and losses on disposal of investments are determined by the specific identification method and are included in revenues.

         D.       Derivative Instruments
                  ----------------------

                  The Company uses derivative instruments which consist of equity option contracts for risk management purposes, and not for trading or speculation.  The Company hedges the market value fluctuations of the GMDB exposure embedded in its policy reserves.  Premiums paid on option contracts are amortized into net investment income over the terms of the contracts.  The options are carried at amortized cost plus intrinsic value, if any, at the valuation date.  An option has intrinsic value if it is "in-the-money."  For a put option to be "in-the-money," the exercise price must be greater than the value of the underlying index.  Changes in intrinsic value are recorded as a component of the change in annuity and life insurance policy reserves consistent with changes in the GMDB reserve.

         E.       Cash Equivalents
                  ----------------

                  The Company considers all highly liquid time deposits, commercial paper and money market mutual funds purchased with a maturity at date of acquisition of three months or less to be cash equivalents.

         F.       Fair Values of Financial Instruments
                  ------------------------------------

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

                  The intrinsic value portion of the derivative instrument is determined based on the current value of the underlying index.

                  The carrying value of cash and cash equivalents (cost) approximates fair value due to the short-term nature of these investments.

                  The carrying value of short-term borrowings (cost) approximates fair value due to the short-term nature of these liabilities.

                  Fair values of certain financial instruments, such as future fees payable to parent and surplus notes are not readily determinable and are excluded from fair value disclosure requirements.

         G.       State Insurance Licenses
                  ------------------------

                  Licenses to do business in all states have been capitalized and reflected at the purchase price of $6,000,000 less accumulated amortization.  The cost of the licenses is being amortized on a straight-line basis over 40 years.

         H.       Software Capitalization
                  -----------------------

                  The Company capitalizes certain costs associated with internal use software in accordance with the American Institute of Certified Public Accountants Statement of Position 98-1 ("SOP 98-1"),
                  "Accounting for the Costs of Software Developed or Obtained for Internal Use.  The SOP, which was adopted prospectively as of January 1, 1999, requires the capitalization of certain costs incurred in connection with developing or obtaining internal use software.  Prior to the adoption of SOP 98-1, the Company expensed all internal use software related costs as incurred.  Details of the capitalized software costs, which are included in fixed assets, and related amortization for the years ended December 31, are
                  as follows:

                  (in thousands)                                          2000                1999
                                                                          ----                ----

                  Balance at beginning of year                           $2,920                  $0
                                                                         ------                 ----

                  Software costs capitalized during the year              4,804               3,035

                  Software costs amortized during the year                 (512)               (115)
                                                                           -----               -----

                                                                          4,292               2,920
                                                                          -----               ------

                  Balance at end of year                                 $7,212              $2,920
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

         J.       Recognition of Revenue and Contract Benefits
                  --------------------------------------------

                  Revenues for variable deferred annuity contracts consist of charges against contractowner account values for mortality and expense risks, administration fees, surrender charges and an annual maintenance fee per contract.  Benefit reserves for variable annuity contracts represent the account value of the contracts and are included in the separate account liabilities.

                  Revenues for variable immediate annuity contracts with and without life contingencies consist of certain charges against contractowner account values including mortality and expense risks and administration fees.  Benefit reserves for variable immediate annuity contracts represent the account value of the contracts and are included in the separate account liabilities.

                  Revenues for market value adjusted fixed annuity contracts consist of separate account investment income reduced by benefit payments and changes in reserves in support of contractowner obligations, all of which are included in return credited to contractowners.  Benefit reserves for these contracts represent the account value of the contracts, and are included in the general account reserve for future contractowner benefits to the extent in excess of the separate account assets.

                  Revenues for immediate annuity contracts without life contingencies consist of net investment income.  Revenues for immediate annuity contracts with life contingencies consist of single premium payments recognized as annuity considerations when received.  Benefit reserves for these contracts are based on the Society of Actuaries 1983 Table-a with assumed interest rates that vary by issue year.  Assumed interest rates ranged from 6.25% to 8.25% at December 31, 2000 and
                  1999.

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

                                     AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                            (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                               Notes to Consolidated Financial Statements (continued)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         K.       Deferred Acquisition Costs
                  --------------------------

                  The costs of acquiring new business, which vary with and are primarily related to the production of new business, are being deferred, net of reinsurance.  These costs include commissions, costs of contract issuance, and certain selling expenses that vary with production.  These costs are being amortized generally in proportion to expected gross profits from surrender charges, policy and asset based fees and mortality and expense margins.  This amortization is adjusted retrospectively and prospectively when estimates of current and future gross profits to be realized from a group of products are revised.

                  Details of the deferred acquisition costs and related amortization for the years ended December
                  31, are as follows:

                          (in thousands)                                  2000               1999              1998
                                                                          ----               ----              ----

                  Balance at beginning of year                       $1,087,705            $ 721,507          $546,703
                                                                     ----------            ---------          --------

                  Acquisition costs deferred during the year            495,103              450,059           261,432

                  Acquisition costs amortized during the year          (184,616)            (83,861)          (86,628)
                                                                     ------------         ------------         ---------

                                                                        310,487              366,198           174,804
                                                                       ---------           ----------          --------

                  Balance at end of year                             $1,398,192           $1,087,705           $721,507
                                                                     ==========           ==========           ========

         L.       Reinsurance
                  -----------

                  The Company cedes reinsurance under modified co-insurance arrangements.  These reinsurance arrangements provide additional capacity for growth in supporting the cash flow strain from the
                  Company's variable annuity and variable life insurance business.  The reinsurance is effected under quota share contracts.

                  The Company reinsured its exposure to market fluctuations associated with its GMDB liability in the first half of 1999 and in 1998.  Under this reinsurance agreement, the Company ceded premiums of $2,945,000 and $5,144,000; received claim reimbursements of $242,000 and $9,000; and, recorded increases/(decreases) in reserves of ($2,763,000) and $323,000 in 1999 and 1998, respectively.

                  At December 31, 2000 and 1999, in accordance with the provisions of modified coinsurance agreements, the Company accrued $4,339,000 and $41,000, respectively, for amounts receivable from favorable reinsurance experience on certain blocks of variable annuity business.

                                     AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                            (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                               Notes to Consolidated Financial Statements (continued)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         M.       Translation of Foreign Currency
                  -------------------------------

                  The financial position and results of operations of Skandia Vida are measured using local currency as the functional currency.  Assets and liabilities are translated at the exchange rate in effect at each year-end.  Statements of income and shareholder's equity accounts are translated at the average rate prevailing during the year.  Translation adjustments arising from the use of differing exchange rates from period to period are reported as a component of other comprehensive income.

         N.       Separate Accounts
                  -----------------

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

                  Included in Separate Account liabilities are reserves of $1,059,987,000 and $896,205,000 at December
                  31, 2000 and 1999, respectively, relating to annuity contracts for which the contractowner is guaranteed a fixed rate of return.  Separate Account assets of $1,059,987,000 and $896,205,000 at
                  December 31, 2000 and 1999, respectively, consisting of long term bonds, short-term securities, transfers due from the general account and cash and cash equivalents are held in support of these annuity contracts, pursuant to state regulation.

         O.       Estimates
                  ---------

                  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that management make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The more significant estimates and assumptions are related to deferred acquisition costs and involve policy lapses, investment return and maintenance expenses.  Actual results could differ from those estimates.

                                     AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                            (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                               Notes to Consolidated Financial Statements (continued)

3.       COMPREHENSIVE INCOME

         The components of comprehensive income, net of tax, for the years ended December 31 were as follows:

                           (in thousands)                                            2000          1999        1998
                                                                                     ----          ----        ----

         Net income                                                                 $64,817       $76,169    $34,767
         Other comprehensive income:
            Unrealized investment (losses) gains on
                available for sale securities                                        (1,681)       (3,438)     2,801
            Reclassification adjustment for realized losses (gains)
                included in investment income                                         2,957          (660)        88
                                                                                   ---------       --------  -------
            Net unrealized gains (losses) on securities                               1,276        (4,098)     2,889

            Foreign currency translation                                                (66)          456        (22)
                                                                                    ---------     ----------  -------

         Other comprehensive income (loss)                                            1,210        (3,642)     2,867
                                                                                   ---------       ---------  -------

         Comprehensive income                                                       $66,027        $72,527   $37,634
                                                                                    =======        =======   =======

         The components of accumulated other comprehensive income, net of tax, as of December 31 were as follows:

                     (in thousands)                                                    2000          1999
                                                                                       ----          ----

        Unrealized investment gains (losses)                                          $1,021         ($255)
        Foreign currency translation                                                      82           148
                                                                                      ------          ------

        Accumulated other comprehensive income (loss)                                 $1,103         ($107)
                                                                                      ======         ======

                                     AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                            (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                               Notes to Consolidated Financial Statements (continued)

4.       INVESTMENTS

         The amortized cost, gross unrealized gains/losses and estimated fair value of available-for-sale and held-to-maturity fixed maturities and investments in mutual funds as of December 31, 2000 and 1999 are shown below.  All securities held at December 31, 2000 and 1999 were publicly traded.

         Investments in fixed maturities as of December 31, 2000 consisted of the following:

                       (in thousands)                                     Available-for-Sale
                                                                          ------------------

                                                                           Gross             Gross
                                                        Amortized        Unrealized        Unrealized          Fair
                                                           Cost            Gains             Losses           Value
                                                           ----            -----             ------           -----

         U.S. Government obligations                       $206,041        $4,445           $ (11)           $210,475

         Foreign government obligations                       2,791           195               -               2,986

         Obligations of state and political
            subdivisions                                       253              1               -                 254

         Corporate securities                               72,237          1,565          (1,809)            71,993
                                                          ---------         -----          -------          --------

             Totals                                       $281,322         $6,206         $(1,820)          $285,708
                                                          ========         ======         ========          ========

         The amortized cost and fair value of fixed maturities, by contractual maturity, at December 31, 2000 are shown below.

                       (in thousands)                        Available-for-Sale
                                                             ------------------

                                                              Amortized           Fair
                                                               Cost              Value
                                                               ----              -----

         Due in one year or less                              $ 7,005           $ 7,018

         Due after one through five years                     157,111           158,344

         Due after five through ten years                     107,729           110,469

         Due after ten years                                    9,477             9,877
                                                              -------           -------

            Total                                            $281,322          $285,708
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
                            (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                               Notes to Consolidated Financial Statements (continued)

4.       INVESTMENTS  (continued)

         Investments in fixed maturities as of December 31, 1999 consisted of the following:

                        (in thousands)                                          Available-for-Sale
                                                                                ------------------

                                                                            Gross             Gross
                                                          Amortized       Unrealized       Unrealized         Fair
                                                            Cost            Gains            Losses           Value
                                                            ----            -----            ------           -----

         U.S. Government obligations                          $ 81,183       $ -             $  (678)         $ 80,505

         Obligations of state and political
            subdivisions                                           253         -                  (3)              250

         Corporate securities                                  121,859         -              (4,449)          117,410
                                                               -------         -             -------           -------

             Totals                                           $203,295       $ -             $(5,130)         $198,165
                                                              ========       ===             ========         ========

                        (in thousands)                                          Held-to-Maturity
                                                                                ----------------

                                                                            Gross             Gross
                                                          Amortized       Unrealized       Unrealized         Fair
                                                            Cost            Gains            Losses           Value
                                                            ----            -----            ------           -----

         U.S. Government obligations                        $1,105           $ -              $ (1)            $1,104

         Corporate securities                                2,255             -               (15)             2,240
                                                            -------            -               ----             ------

             Totals                                         $3,360           $ -              $(16)            $3,344
                                                            ======           ===              =====            ======

         Proceeds from sales of fixed maturities during 2000, 1999 and 1998 were $302,632,000, $32,196,000, and
         $999,000, respectively.  Proceeds from maturities during 2000, 1999 and 1998 were $1,104,000, $4,030,000, and $3,050,000, respectively.

                                     AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                            (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                               Notes to Consolidated Financial Statements (continued)

4.       INVESTMENTS (continued)

           The cost, gross unrealized gains/losses and fair value of investments in mutual funds at December 31, 2000 and 1999 are shown below:

                    (in thousands)                                          Gross             Gross
                                                                         Unrealized        Unrealized         Fair
                                                            Cost            Gains            Losses           Value
                                                            ----            -----            ------           -----

         2000                                             $23,218           $ 372           $(3,188)           $20,402
                                                          =======           =====           ========           =======

         1999                                             $11,667          $4,763            $ (26)            $16,404
                                                          =======          ======            ======            =======

         Net realized investment gains (losses) were as follows for the years ended December 31:

                    (in thousands)                                           2000             1999            1998
                                                                             ----             ----            ----

         Fixed maturities:
           Gross gains                                                      $1,002            $ 253            $ -
           Gross losses                                                     (3,450)            (228)             (1)
         Investment in mutual funds:
           Gross gains                                                       1,913              990             281
           Gross losses                                                       (153)            (437)           (181)
                                                                            --------         -------         -------

         Totals                                                             $ (688)           $ 578            $ 99
                                                                            =======           =====            ====

5.       NET INVESTMENT INCOME

         The sources of net investment income for the years ended December 31 were as follows:

                    (in thousands)                                           2000             1999            1998
                                                                             ----             ----            ----

         Fixed maturities                                                  $13,502           $ 9,461         $ 8,534
         Cash and cash equivalents                                           5,154             2,159           1,717
         Investment in mutual funds                                             99                32           1,013
         Policy loans                                                           97                31              45
         Derivative instruments                                             (6,939)          (1,036)               -
                                                                             -------          -------       ---------

         Total investment income                                            11,913            10,647          11,309

         Investment expenses                                                   257               206             179
                                                                         ---------           ---------      ---------

         Net investment income                                             $11,656           $10,441         $11,130
                                                                           =======           =======         =======

                                     AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                            (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                               Notes to Consolidated Financial Statements (continued)

6.       INCOME TAXES

         The significant components of income tax expense for the years ended December 31 were as follows:

                       (in thousands)                                            2000             1999        1998
                                                                                 ----             ----        ----

         Current tax (benefit) expense                                         ($29,244)        $41,248      $22,384

         Deferred tax expense (benefit)                                          60,023         (10,904)     (14,230)
                                                                               ---------       ---------     --------

         Total income tax expense                                               $30,779         $30,344      $ 8,154
                                                                                =======         =======      =======

         The tax effects of significant items comprising the Company's deferred tax balance as of December 31, 2000 and 1999 are as follows:

                      (in thousands)                                                     2000                 1999
                                                                                         ----                 ----

         Deferred tax liabilities:
             Deferred acquisition costs                                              ($411,417)             ($321,873)
             Payable to reinsurers                                                     (29,985)               (26,733)
             Future contractowner benefits                                             (11,526)                     -
             Internal use software                                                      (2,524)                (1,022)
             Policy fees                                                                (1,551)                (1,146)
             Net unrealized gains                                                         (550)                     -
             Foreign exchange translation                                                  (45)                   (80)
                                                                                       ---------               -------

             Total                                                                    (457,598)               (350,854)
                                                                                      ---------               ---------

         Deferred tax assets:
             Net separate account liabilities
                                                                             421,662                  333,521
             Future contractowner benefits
                                                                                 -                       3,925
             Other reserve differences
                                                                               2,675                    39,645
             Deferred compensation
                                                                              17,869                    18,844
             Surplus notes interest
                                                                               5,536                     5,030
             Net unrealized losses
                                                                                 -                         137
             Other
                                                                                 907                     1,478
                                                                             ---------                ---------
             Total

                                                                             448,649                   402,580
                                                                              -------                  -------

             Income tax (payable) receivable - deferred                      $(8,949)                 $ 51,726
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

                    (in thousands)                                                2000           1999           1998
                                                                                  ----           ----           ----

         Income (loss) before taxes
            Domestic                                                             $98,136       $109,036       $45,435
            Foreign                                                               (2,540)        (2,523)       (2,514)
                                                                                  -------        -------      -------
            Total                                                                 95,596        106,513        42,921

            Income tax rate                                                           35%            35%           35%
                                                                                 --------       --------      --------

         Tax expense at federal statutory income tax rate                         33,459         37,280        15,022

         Tax effect of:
            Dividend received deduction                                           (7,350)        (9,572)       (9,085)
            Losses of foreign subsidiary                                             889            883           880
            Meals and entertainment                                                  841            664           487
            State income taxes                                                      (524)         1,071           673
            Other                                                                  3,464             18           177
                                                                                 --------     ----------     ---------

         Income tax expense                                                     $ 30,779       $ 30,344       $ 8,154
                                                                                ========       ========       =======

7.       COST ALLOCATION AGREEMENTS WITH AFFILIATES

         Certain operating costs (including personnel, rental of office space, furniture, and equipment) have been charged to the Company at cost by American Skandia Information Services and Technology Corporation
         ("ASIST"), an affiliated company.  The Company has also charged operating costs to ASISI.  The total cost to the Company for these items was $13,974,000, $11,136,000, and $7,722,000 for the years ended December
         31, 2000, 1999 and 1998, respectively.  Income received for these items was $11,186,000, $3,919,000 and
         $1,355,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

         Beginning in 1999, the Company was reimbursed by ASM for certain distribution related costs associated with the sales of business through an investment firm where ASM serves as an introducing broker dealer.  Under this agreement, the expenses reimbursed were $5,842,000 and $1,441,000 for the years ended December 31, 2000 and 1999.  As of December 31, 2000 and 1999, amounts receivable under this agreement were $492,000 and
         $245,000, respectively.

                                     AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                            (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                               Notes to Consolidated Financial Statements (continued)

8.       FUTURE FEES PAYABLE TO PARENT

         In a series of transactions with ASI, the Company transferred certain rights to receive future fees and contract charges expected to be realized on variable portions of designated blocks of deferred annuity contracts.

         The proceeds from the transfers have been recorded as a liability and are being amortized over the remaining surrender charge period of the designated contracts using the interest method.  The Company did not transfer the right to receive future fees and charges after the expiration of the surrender charge period.

         In connection with these transactions, ASI issued collateralized notes in private placements, which are secured by the rights to receive future fees and charges purchased from the Company.

         Under the terms of the Purchase Agreements, the rights transferred provide for ASI to receive a percentage
         (60%, 80% or 100% depending on the underlying commission option) of future mortality and expense charges and contingent deferred sales charges, after reinsurance, expected to be realized over the remaining surrender charge period of the designated contracts (6 to 8 years).

         Payments representing fees and charges in the aggregate amount of $219,454,000, $131,420,000 and
         $69,226,000 were made by the Company to the Parent for the years ended December 31, 2000, 1999 and 1998, respectively.  Related interest expense of $70,667,000, $52,840,000 and $22,978,000 has been included in the statement of income for the years ended December 31, 2000, 1999 and 1998, respectively.

         The Commissioner of the State of Connecticut has approved the transfer of future fees and charges;
         however, in the event that the Company becomes subject to an order of liquidation or rehabilitation, the Commissioner has the ability to stop the payments due to the Parent under the Purchase Agreement subject to certain terms and conditions.

         The present values of the transactions as of the respective effective date were as follows:

                              Closing      Effective          Contract Issue         Discount       Present
           Transaction         Date           Date                Period               Rate          Value
           -----------         ----           ----                ------               ----          -----

             1996-1           12/16/96         9/1/96        1/1/94  -   6/30/96       7.5%           $50,221
             1997-1            7/23/97         6/1/97        3/1/96  -   4/30/97       7.5%            58,767
             1997-2           12/30/97        12/1/97         5/1/95  - 12/31/96       7.5%            77,552
             1997-3           12/30/97        12/1/97         5/1/96  - 10/31/97       7.5%            58,193
             1998-1            6/30/98         6/1/98        1/1/97  -   5/31/98       7.5%            61,180
             1998-2           11/10/98        10/1/98        5/1/97  -   8/31/98       7.0%            68,573
             1998-3           12/30/98        12/1/98         7/1/96  - 10/31/98       7.0%            40,128
             1999-1            6/23/99         6/1/99        4/1/94  -   4/30/99       7.5%           120,632
             1999-2           12/14/99        10/1/99       11/1/98  -   7/31/99       7.5%           145,078
             2000-1            3/22/00         2/1/00        8/1/99  -   1/31/00       7.5%           169,459
             2000-2            7/18/00         6/1/00        2/1/00  -   4/30/00       7.25%           92,399
             2000-3           12/28/00        12/1/00         5/1/00  - 10/31/00       7.25%          107,291
             2000-4           12/28/00        12/1/00         1/1/98  - 10/31/00       7.25%          107,139

                                     AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                            (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                               Notes to Consolidated Financial Statements (continued)

8.       FUTURE FEES PAYABLE TO PARENT (continued)

         Expected payments of future fees payable to ASI as of December 31, 2000 are as follows:

                                                     Year Ended
               (in thousands)                        December 31,                          Amount
                                                     ------------                          ------

                                                         2001                             $164,892
                                                         2002                              169,511
                                                         2003                              165,626
                                                         2004                              151,516
                                                         2005                              128,053
                                                         2006 and thereafter               154,812
                                                                                           -------

                                                        Total                             $934,410
                                                                                          ========

9.       LEASES

         The Company leases office space under a lease agreement established in 1989 with ASIST.  The Company entered into a lease agreement for office space in Westminster, Colorado, effective January 1, 2001.
         Lease expense for 2000, 1999 and 1998 was $6,593,000, $5,003,000 and $3,588,000 respectively.  Future minimum lease payments per year and in aggregate as of December 31, 2000 are as follows:

                 (in thousands)          2001                              $6,487
                                         2002                               8,032
                                         2003                               8,098
                                         2004                               8,209
                                         2005                               8,756
                                         2006 and thereafter               51,922
                                                                       -----------

                                         Total                            $91,504
                                                                       ===========

10.      RESTRICTED ASSETS

         To comply with certain state insurance departments' requirements, the Company maintains cash, bonds and notes on deposit with various states.  The carrying value of these deposits amounted to $4,636,000 and
         $4,868,000 as of December 31, 2000, and 1999, respectively.  These deposits are required to be maintained for the protection of contractowners within the individual states.

                                     AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                            (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                               Notes to Consolidated Financial Statements (continued)

11.      RETAINED EARNINGS AND DIVIDEND RESTRICTIONS

         Statutory basis shareholder's equity was $342,804,000 and $286,385,000 at December 31, 2000 and 1999,
         respectively.

         The statutory basis net income for the year ended December 31, 2000 was $11,550,000, as compared to losses of $17,672,000 and $13,152,000 for the years ended December 31, 1999 and 1998, respectively.

         Under various state insurance laws, the maximum amount of dividends that can be paid to shareholders without prior approval of the state insurance department is subject to restrictions relating to statutory surplus and net gain from operations.  At December 31, 2000, no amounts may be distributed without prior approval.

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

12.      STATUTORY ACCOUNTING PRACTICES

         The National Association of Insurance Commissioners ("NAIC") revised the Accounting Practices and
         Procedures Manual in a process referred to as Codification.  The State of Connecticut has adopted the provisions of the revised manual, which is effective January 1, 2001.  The revised manual has changed, to some extent, prescribed statutory accounting practices and will result in changes to the accounting practices that the Company uses to prepare its statutory-basis financial statements.  The adoption of the revised accounting practices is not expected to have a material adverse effect on the Company's statutory-basis capital and surplus.

13.      EMPLOYEE BENEFITS

         The Company has a 401(k) plan for which substantially all employees are eligible.  Under this plan, the
         Company contributes 3% of salary for all participating employees and matches employee contributions at a
         50% level up to an additional 3% Company contribution.  Company contributions to this plan on behalf of the participants were $3,734,000, $3,164,000 and $2,115,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

         The Company has a deferred compensation plan, which is available to the internal field marketing staff and certain officers.  Company contributions to this plan on behalf of the participants were $399,000,
         $193,000 and $342,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

         The Company and certain affiliates cooperatively have a long-term incentive program under which units are awarded to executive officers and other personnel.  The Company and certain affiliates also have a profit sharing program which benefits all employees below the officer level.  These programs consist of multiple plans with new plans instituted each year.  Generally, participants must remain employed by the Company or its affiliates at the time such units are payable in order to receive any payments under the programs.
         The accrued liability representing the value of these units was $31,632,000 and $42,619,000 as of December
         31, 2000 and 1999, respectively.  Payments under these programs were $13,542,000, $4,079,000 and
         $2,407,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

                                     AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                              (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                               Notes to Consolidated Financial Statements (continued)

14.      REINSURANCE

         The effect of reinsurance for the years ended December 31, 2000, 1999 and 1998 is as follows:

         (in thousands)                                   2000
                                                          ----

                                Annuity and Life Insurance   Change in Annuity and Life
                                     Charges and Fees                 Insurance                 Return Credited
                                     ----------------             Policy Reserves             to Contractowners
                                                                   ---------------             -----------------

        Gross                            $477,802                      $45,784                      $13,607
        Ceded                             (53,224)                        (766)                      (4,561)
                                       -----------                   -----------                   ---------
        Net                              $424,578                      $45,018                      $ 9,046
                                         ========                      =======                      =======

                                                          1999
                                                          ----

                                Annuity and Life Insurance   Change in Annuity and Life
                                     Charges and Fees                 Insurance                 Return Credited
                                     ----------------             Policy Reserves             to Contractowners
                                                                   ---------------             -----------------

        Gross                            $326,670                         $4,151                     ($1,382)
        Ceded                             (36,681)                        (1,073)                       (257)
                                       ------------                     ----------                 ------------
        Net                              $289,989                         $3,078                     ($1,639)
                                         ========                         ======                     ========

                                                          1998
                                                          ----

                                Annuity and Life Insurance   Change in Annuity and Life
                                     Charges and Fees                 Insurance                 Return Credited
                                     ----------------
                                                                   Policy Reserves             to Contractowners
                                                                   ---------------             -----------------

        Gross                            $215,425                       $ 691                       ($8,921)
        Ceded                             (29,214)                        362                            (9)
                                         --------                      ------                        ------
        Net                              $186,211                      $1,053                       ($8,930)
                                         ========                      ======                       ========

         In December 2000, the Company entered into a modified coinsurance agreement with SICL effective January
         1996.  During 2000, ceded premiums received net of commission expenses and reserve adjustments were
         $10,360,000.  At December 31, 2000, $6,109,000 was payable to SICL under this agreement.

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

                                     AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                            (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                               Notes to Consolidated Financial Statements (continued)

15.      SURPLUS NOTES

The Company has issued surplus notes to its Parent in exchange for cash.  Surplus notes outstanding as of December 31,
         2000 and 1999 were as follows:

              (in thousands)
                                                                                            Interest for the
                                            Interest       2000         1999           Years Ended December 31,
                 Issue Date                   Rate        Amount       Amount         2000       1999        1998
                 ----------                   ----        ------       ------         ----       ----        ----

         December 29, 1993                   6.84%               -              -           -           -       1,387
         February 18, 1994                   7.28%               -         10,000         732         738         738
         March 28, 1994                      7.90%               -         10,000         794         801         801
         September 30, 1994                  9.13%          15,000         15,000       1,392       1,389       1,389
         December 28, 1994                   9.78%               -              -           -       1,308       1,388
         December 19, 1995                   7.52%          10,000         10,000         765         762         762
         December 20, 1995                   7.49%          15,000         15,000       1,142       1,139       1,139
         December 22, 1995                   7.47%           9,000          9,000         684         682         682
         June 28, 1996                       8.41%          40,000         40,000       3,420       3,411       3,411
         December 30, 1996                   8.03%          70,000         70,000       5,715       5,698       5,699
                                                            ------         ------       -----       -----       ------

         Total                                            $159,000       $179,000     $14,644     $15,928     $17,396
                                                          ========       ========     =======     =======     =======

         Surplus notes for $10,000,000 dated February 18, 1994 and $10,000,000 dated March 28, 1994 were converted to additional paid-in capital on December 27, 2000.  A surplus note for $14,000,000 dated December 28,
         1994 was converted to additional paid-in capital on December 10, 1999.  All surplus notes mature seven years from the issue date.

         Payment of interest and repayment of principal for these notes is subject to certain conditions and require approval by the Insurance Commissioner of the State of Connecticut.  At December 31, 2000 and 1999,
         $15,816,000 and $14,372,000, respectively, of accrued interest on surplus notes was not approved for payment under these criteria.

16.      SHORT-TERM BORROWING

         The Company had a $10,000,000 short-term loan payable to ASI at December 31, 2000 and 1999 as part of a revolving loan agreement.  The loan has an interest rate of 7.13% and matures on March 12, 2001.  The total interest expense to the Company was $687,000, $585,000 and $622,000 and for the years ended December 31,
         2000, 1999 and 1998, respectively.  Accrued interest payable was $222,000 and $197,000 as of December 31,
         2000 and 1999, respectively.

17.      CONTRACT WITHDRAWAL PROVISIONS

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

                                     AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                            (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                               Notes to Consolidated Financial Statements (continued)

18.      SEGMENT REPORTING

         In recent years, in order to complete the array of products offered by the Company and its affiliates to meet a wide variety of financial planning, the Company developed the variable life insurance and qualified retirement plan annuity products.  Assets under management and sales for the products other than variable annuities have not been significant enough to warrant full segment disclosures as required by SFAS 131,
         "Disclosures about Segments of an Enterprise and Related Information."

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

        (in thousands)                                                       Three months Ended

                                                            March 31          June 30   September 30      December 31
                                                            --------          -------   ------------      -----------
                          2000
                          ----
        Premiums and other insurance
           revenues                                        $137,255         $139,317          $147,923        $136,159
        Net investment income                                 2,876            3,628             4,186             966
        Net realized capital gains (losses)                     729           (1,436)             (858)            877
                                                            -------          -------          --------       ---------
        Total revenues                                      140,860          141,509           151,251         138,002
        Benefits and expenses                               106,641          121,356           137,514         110,515
                                                            -------          -------           -------         -------
        Pre-tax net income                                   34,219           20,153            13,737          27,487
        Income taxes                                         10,038            5,225             3,167          12,349
                                                             ------          -------           -------          ------

        Net income                                          $24,181          $14,928           $10,570         $15,138
                                                            =======          =======           =======         =======

                          1999
                          ----
        Premiums and other insurance
           revenues                                          $78,509          $88,435          $97,955        $111,443
        Net investment income                                  2,654            2,842            2,735           2,210
        Net realized capital gains                               295               25              206              52
                                                              ------          -------           ------         -------
        Total revenues                                        81,458           91,302          100,896         113,705
        Benefits and expenses                                 64,204           67,803           71,597          77,244
                                                              ------          -------          -------         --------

        Pre-tax net income                                    17,254           23,499           29,299           36,461
        Income taxes                                           3,844            7,142            7,898           11,460
                                                             -------          -------          -------          -------
        Net income                                          $ 13,410         $ 16,357         $ 21,401         $ 25,001
                                                            ========         ========         ========         ========

                          1998

        Premiums and other insurance
           revenues                                          $50,593           $57,946        $62,445         $67,327
        Net investment income                                  3,262             2,410          2,469           2,989
        Net realized capital gains (losses)                      156                13            (46)            (24)
                                                            --------           -------         ------          ------
        Total revenues                                        54,011            60,369         64,868          70,292
        Benefits and expenses                                 46,764            42,220         48,471          69,164
                                                             -------            ------        --------        -------
        Pre-tax net income                                     7,247            18,149         16,397           1,128
        Income taxes                                           1,175             4,174          2,223             582
                                                              ------            ------         ------         -------
        Net income                                            $6,072           $13,975        $14,174         $   546
                                                              ======           =======        =======           =====

                                                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2001.

                                     AMERICAN SKANDIA LIFE ASSURANCE CORPORATION

                                            By: /s/Thomas M. Mazzaferro
                                                ------------------------
                                                Thomas M. Mazzaferro
                                            Executive Vice President and
                                               Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2001.

         *Wade A. Dokken
         ---------------
         Wade A. Dokken
         Chief Executive Officer,
         Chairman of the Board and Director

Board of Directors

             *Patricia J. Abram               *Gordon C. Boronow            *Malcolm M. Campbell
              -----------------                -----------------             -------------------

                *Yat Kan Chan                 *Lincoln R. Collins              *Wade A. Dokken
                 ------------                 -------------------               --------------

               *Ian B. Kennedy               *Thomas M. Mazzaferro           *Gunnar J. Moberg
                --------------                --------------------            -------------------

           *Christian W. Thwaites              *Bayard F. Tracy              *Deborah G. Ullman
            ---------------------               ---------------               -----------------

              *Brett M. Winson
               ---------------

         By: /s/M. Priscilla Pannell
             -----------------------------------------
                   M. Priscilla Pannell
                   Corporate Secretary

         *Pursuant to Powers of Attorney filed with the Registration Statement.

                                                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2001.

                                     AMERICAN SKANDIA LIFE ASSURANCE CORPORATION

                                           By: ___________________________
                                                Thomas M. Mazzaferro
                                            Executive Vice President and
                                               Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2001.

         *Wade A. Dokken
         ---------------
         Wade A. Dokken
         Chief Executive Officer,
         Chairman of the Board and Director

Board of Directors

             *Patricia J. Abram               *Gordon C. Boronow            *Malcolm M. Campbell
              -----------------                -----------------             -------------------

                *Yat Kan Chan                 *Lincoln R. Collins              *Wade A. Dokken
                 ------------                 -------------------               --------------

               *Ian B. Kennedy               *Thomas M. Mazzaferro           *Gunnar J. Moberg
                --------------                --------------------            -------------------

           *Christian W. Thwaites              *Bayard F. Tracy              *Deborah G. Ullman
            ---------------------               ---------------               -----------------

              *Brett M. Winson
               ---------------

         By: ___________________________________
                  M. Priscilla Pannell
                  Corporate Secretary

         *Pursuant to Powers of Attorney filed with the Registration Statement.