Form 10-Q
period 2001-03-31
AMERICAN SKANDIA LIFE ASSURANCE CORP/CT
filed 2001-05-15
CIK 881453

                                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549

                                                     FORM 10-Q

                                 Quarterly Report Pursuant to Section 13 or 15(d)
                                      of the Securities Exchange Act of 1934

                                   For the Quarterly Period Ended March 31, 2001

                         Commission file numbers: 33-62953, 33-88360, 33-89676, 33-91400,
                              333-00995, 333-02867, 333-24989, 333-25761, 333-53596,
                                        333-26695, 333-51896 and 333-55608

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
Yes   x   No __
     ---

As of May 11, 2001, there were 25,000 shares of outstanding common stock, par value $100 per share, of the registrant, consisting of 100 shares of voting and 24,900 shares of non-voting common stock, all of which were owned by American Skandia, Inc., a wholly-owned subsidiary of Skandia Insurance Company Ltd., a Swedish corporation.

                                    AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                           (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                                                 TABLE OF CONTENTS

                                                                                             Page
PART I.  FINANCIAL INFORMATION:

    Item 1.  Financial Statements:

                  Consolidated Statements of Financial Condition -
                      March 31, 2001 (unaudited)
                      and December 31, 2000                                                    3

                  Consolidated Statements of Income (unaudited) -
                      Three months ended March 31, 2001
                      and March 31, 2000                                                       4

                  Consolidated Statements of Shareholder's Equity
                      Three months ended March 31, 2001 (unaudited)
                      and December 31, 2000                                                    5

                  Consolidated Statements of Cash Flows (unaudited) -
                      Three months ended March 31, 2001
                      and March 31, 2000                                                       6

                  Notes to Unaudited Consolidated Financial Statements                         7

    Item 2.       Management's Discussion and Analysis of Financial Condition
                      and Results of Operations - Three months ended March 31, 2001           10

    Item 3.       Quantitative and Qualitative Disclosures of Market Risk                     14

PART II.  OTHER INFORMATION:

    Item 6.  Exhibits and Reports on Form 8-K                                                 14

                  Signatures                                                                  15

                  Exhibit Index                                                               17

                                                                        March 31,                  December 31,
                                                                          2001                        2000
                                                                     ---------------            ----------------
                                                                       (unaudited)
ASSETS

Investments:
  Fixed maturities - at fair value                                          288,947                     285,708
  Equity securities - at fair value                                          46,320                      20,402
  Derivative instruments                                                      4,460                       3,015
  Policy loans                                                                4,231                       3,746
                                                                      --------------              --------------

    Total investments                                                       343,958                     312,871

Cash and cash equivalents                                                    33,685                      76,499
Accrued investment income                                                     4,809                       5,209
Deferred acquisition costs                                                1,420,278                   1,398,192
Reinsurance receivable                                                       12,192                       3,642
Receivable from affiliates                                                        -                       3,327
Income tax receivable                                                        42,486                      34,620
State insurance licenses                                                      4,075                       4,113
Fixed assets                                                                 11,709                      10,737
Other assets                                                                 99,635                      96,403
Separate account assets                                                  26,162,046                  29,757,092
                                                                     ---------------            ----------------

  Total assets                                                       $   28,134,873             $    31,702,705
                                                                     ===============            ================

LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities:
Reserves for future insurance policy and contract benefits                  141,660             $       135,545                                                                        $
Drafts outstanding                                                           54,551                      63,758
Accounts payable and accrued expenses                                       148,331                     137,040
Income tax payable - deferred                                                31,860                       8,949
Payable to affiliates                                                        25,136                           -
Future fees payable to parent                                               898,070                     934,410
Short-term borrowing                                                         10,000                      10,000
Surplus notes                                                               159,000                     159,000
Separate account liabilities                                             26,162,046                  29,757,092
                                                                     ---------------            ----------------

  Total Liabilities                                                      27,630,654                  31,205,794
                                                                     ---------------            ----------------

Shareholder's equity:
Common stock, $100 par value, 25,000 shares authorized,
    issued and outstanding                                                    2,500                       2,500
Additional paid-in capital                                                  289,329                     287,329
Retained earnings                                                           217,384                     205,979
Accumulated other comprehensive (loss) income                                (4,994)                      1,103
                                                                     ---------------            ----------------

    Total Shareholder's equity                                              504,219                     496,911
                                                                     ---------------            ----------------

    Total liabilities and shareholder's equity                           28,134,873             $    31,702,705                                                                        $
                                                                     ===============            ================

                                See notes to consolidated financial statements.

                                                                          Three Months Ended March 31,
                                                                         2001                     2000
                                                                    --------------           --------------

REVENUES

Annuity and life insurance charges and fees                         $     100,500            $     104,833
Fee income                                                                 29,512                   31,143
Net investment income                                                       6,696                    2,876
Premium income                                                                841                      603
Net realized capital gains                                                  1,902                      729
Other                                                                         243                      676
                                                                    --------------           --------------

  Total revenues                                                          139,694                  140,860
                                                                    --------------           --------------

EXPENSES

Benefits:
  Annuity and life insurance benefits                                         331                      133
  Change in annuity and life insurance policy reserves                      3,196                    2,624
  Return credited to contractowners                                        15,594                   (2,676)
                                                                    --------------           --------------

                                                                           19,121                       81

Expenses:
  Underwriting, acquisition and other insurance
    expenses                                                               85,680                   76,292
  Interest expense                                                         19,454                   30,268
                                                                    --------------           --------------

                                                                          105,134                  106,560
                                                                    --------------           --------------

  Total benefits and expenses                                             124,255                  106,641
                                                                    --------------           --------------

    Income from operations before income tax                               15,439                   34,219

      Income tax expense                                                    4,034                   10,038
                                                                    --------------           --------------

        Net income                                                  $      11,405             $     24,181
                                                                    ==============           ==============

                                See notes to consolidated financial statements.

                                                            March 31,             December 31,
                                                               2001                   2000
                                                         ---------------       -----------------
                                                           (unaudited)

Common stock:
  Beginning and ending balance                           $        2,500        $          2,500

Additional paid in capital:
  Beginning balance                                             287,329                 215,879
  Additional contributions                                        2,000                  71,450
                                                         ---------------       -----------------

    Ending balance                                              289,329                 287,329
                                                         ---------------       -----------------

Retained earnings:
  Beginning balance                                             205,979                 141,162
  Net income                                                     11,405                  64,817
                                                         ---------------       -----------------

    Ending balance                                              217,384                 205,979
                                                         ---------------       -----------------

Accumulated other comprehensive (loss) income:
  Beginning balance                                               1,103                    (107)
  Other comprehensive (loss) income                              (6,097)                  1,210
                                                         ---------------       -----------------

    Ending balance                                               (4,994)                  1,103
                                                         ---------------       -----------------

      Total shareholder's equity                         $      504,219        $        496,911
                                                         ===============       =================

                                See notes to consolidated financial statements.

                                                                     Three Months Ended March 31,
                                                                       2001               2000
                                                                  -------------       -------------

Cash flow from operating activities:

  Net income                                                      $     11,405              24,181                                                                                                      $
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
      Amortization and depreciation                                        335               1,597
      Deferred tax expense                                              26,194               5,844
      Change in unrealized losses on derivatives                          (813)                  -
      Increase in policy reserves                                        5,722               2,585
      Increase in payable to affiliates, net                            28,463              15,657
      Change in income tax payable/receivable                           (7,866)            (18,156)
      Increase in other assets                                          (3,428)               (481)
      Decrease in accrued investment income                                400                 803
      Increase in reinsurance receivable                                (8,550)             (3,211)
      Net increase in deferred acquisition costs                       (22,086)           (135,150)
      Increase in accounts payable and accrued expenses                 11,294              20,360
      (Decrease)/Increase in drafts outstanding                         (9,207)              1,731
      Change in foreign currency translation, net                           27                  74
      Net realized capital gains on derivatives                         (2,854)                  -
      Net realized capital gains on investments                         (1,902)               (729)
                                                                  -------------       -------------

        Net cash provided by (used in) operating activities             27,134             (84,895)
                                                                  -------------       -------------

Cash flow from investing activites:

      Purchase of fixed maturity investments                          (136,009)             (2,529)
      Proceeds from sale and maturity of fixed
        maturity investments                                           130,244                 110
      Purchase of derivatives                                           (2,810)             (2,274)
      Proceeds from exercise of derivative instruments                   5,033                   -
      Purchase of shares in mutual funds                               (43,687)             (8,048)
      Proceeds from sale of shares in mutual funds                      12,699               2,691
      Purchase of fixed assets                                            (986)               (864)
      Increase in policy loans                                            (485)               (170)
                                                                  -------------       -------------

        Net cash used in investing activities                          (36,001)            (11,084)
                                                                  -------------       -------------

Cash flow from financing activities:

      Capital contribution from parent                                   2,000               1,600
      (Decrease)/increase in future fees payable to parent, net        (36,340)            153,279
      Net deposits to contractowner accounts                               393             (19,395)
                                                                  -------------       -------------

        Net cash (used in) provided by financing activities            (33,947)            135,484
                                                                  -------------       -------------

          Net (decrease)/increase in cash and cash
            equivalents                                                (42,814)             39,505

          Cash and cash equivalents at beginning of period              76,499              89,212
                                                                  -------------       -------------

            Cash and cash equivalents at end of period            $     33,685             128,717                                                                                                      $
                                                                  =============       =============

     Income taxes (received) paid                                 $    (14,000)             10,037                                                                                                      $
                                                                  =============       =============

      Interest paid                                               $     16,060              28,146                                                                                                      $
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

                                    AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                           (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                               NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                                  March 31, 2001

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of American Skandia Life Assurance Corporation
         (the Company) have been prepared in accordance with accounting principles generally accepted in the United
         States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation
         S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.  For further information, refer to the consolidated financial statements and footnotes thereto in the Company's audited consolidated financial statements on Form 10-K for the year ended December 31, 2000.

         Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

2.       NEW ACCOUNTING STANDARD

         Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133,
         "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137 and SFAS 138
         (collectively "SFAS 133").  Derivative instruments held by the Company consist of equity option contracts utilized to manage the market risk and reserve fluctuations associated with the guaranteed minimum death benefit ("GMDB").  These derivative instruments are carried at fair market value.  Unrealized gains and losses are reported in investment income.  The adoption of SFAS No. 133 did not have a material effect on the Company's financial statements.

3.       SEGMENT REPORTING

         In recent years, in order to complete the array of products offered by the Company and its affiliates to meet a wide variety of financial planning needs, the Company developed the variable life insurance and qualified retirement plan annuity products.  Assets under management and sales for the products other than variable annuities have not yet been significant enough to warrant full segment disclosures as required by
         SFAS 131, "Disclosures about Segments of an Enterprise and Related Information."

                                      AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                           (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                                  March 31, 2001

4.       COMPREHENSIVE INCOME

         The components of comprehensive (loss) income, net of tax, for the three months ended March 31, 2001 and
         2000 were as follows:

                  (in thousands)                                           2001              2000
                                                                           ----              ----

         Net income                                                       $11,405          $24,181
         Other comprehensive income (loss):
           Net unrealized investment loss on
               available for sale securities                               (6,114)            (376)

           Foreign currency translation                                        17               48
                                                                         ---------       ----------

         Other comprehensive loss                                          (6,097)            (328)
                                                                         ---------       ---------

         Comprehensive income                                             $ 5,308          $23,853
                                                                          =======          =======

         The components of accumulated other comprehensive income, net of tax, as of March 31, 2001 and December
         31, 2000 were as follows:

                  (in thousands)                                           2001              2000
                                                                           ----              ----

         Unrealized investment (losses)/gains                           $  (5,094)         $ 1,021
         Foreign currency translation                                         100               82
                                                                       ----------          -------

         Accumulated other comprehensive (loss) income                  $  (4,994)          $1,103
                                                                        ==========          ======

5.       FOREIGN ENTITY

         The Company has a 99.9% ownership in Skandia Vida, S.A. de C.V. ("Skandia Vida") which is a life insurance company domiciled in Mexico, selling long-term savings products within Mexico.  Skandia Vida, which is fully consolidated in the accompanying financial statements, had total shareholders' equity of $5,698,000 as of March
         31, 2001 and $4,402,000 as of December 31, 2000 and has generated losses of $731,000 and $167,000 for the three months ended March 31, 2001 and 2000, respectively.

                                      AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                           (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                                  March 31, 2001

6.       RESTRUCTURING CHARGES

         On March 22, 2001, the Company announced a plan to reduce expenses to better align its operating infrastructure with the current investment market environment.  As part of the plan, the workforce was reduced by approximately 140 positions, or 12%, affecting all areas of the Company.  Estimated employee severance benefits of $3,500,000 have been accrued and charged to expense for the first quarter of 2001.

                                    AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                           (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                             AND RESULTS OF OPERATIONS

                                         Three months ended March 31, 2001

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the March 31, 2001 financial statements and the notes included herein.

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

The Company is primarily in the business of issuing long-term savings and retirement products to individuals, groups and qualified pension plans. The Company is one of the largest providers of variable annuity contracts for the individual market in the United States according to Info-One's Variable Annuity Research & Data Service
("VARDS").

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

Certain variable annuity products contain a benefit feature (referred to as "Performance Advantage") which provides certain benefits if the policyowner's account value has not reached a "target value" on its tenth anniversary.  At the option of the policyowner, the benefit will be distributed in the form of an annual or, if annuitization is selected, a lump-sum credit to the contractowner's account.

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

Results of Operations
---------------------

Annuity and life insurance sales volume for the three months ended March 31, 2001 totaled $1,103,356,000, compared to record sales of $2,723,085,000 for the first three months of 2000. The decrease in sales was the result of the general decline in sales in the industry, attributed in large part to the decline in the equity markets.  Favorable market conditions and strong performance of the underlying mutual funds drove the sales to a record level in the first quarter of 2000.

Average assets under management totaled $28,627,745,000 in the first quarter of 2001 and $30,975,261,000 in the first quarter of 2000, representing a decrease of 8%.  Contractowner fees and charges and charges generated from transfer agency-type and investment support activities decreased $5,964,000 or 4% for the first three months of
2001 compared to the same period in 2000 as a result of the decline in assets under management.

Net investment income increased $3,820,000 for the first three months of 2001 compared to the same period in 2000.
The increase was primarily attributable to an unrealized gain on derivative instruments held to mitigate the market risk embedded in the guaranteed minimum death benefit reserve ("GMDB") on variable annuity contracts. Investment income earned on a higher level of fixed maturity securities also contributed to the increase.

Premium income represents premiums earned on the sale of ancillary contracts such as immediate annuities with life contingencies, supplementary contracts with life contingencies and certain life insurance products.  Increased sales of these products led to an increase in premium income in the first quarter of 2001 compared to the first quarter of
2000.  Management expects supplementary contracts to grow over time with the maturing of core business lines.

Net realized investment gains totaled $1,902,000 for the first three months of 2001, compared to $729,000 for the first three months of 2000.  The increase is primarily attributable to gains recognized on sales of fixed maturity securities.

The change in annuity policy reserves includes changes in reserves related to annuity contracts with mortality risks as well as the Company's GMDB liability.  In the first quarter of 2001, equity markets declined and the underlying fund performance was lower than the first quarter of 2000. In addition, in the first quarter of 2001, the Company updated certain assumptions in the calculation of the GMDB liability to reflect more realistic expectations as to risks inherent in the benefit. Previous assumptions had been based on statutory valuation principles as an approximation for accounting principles generally accepted in the United States.  As a result, the GMDB reserve increased $4,178,000 in the first quarter of 2001, compared to an increase of $502,000 in the first quarter of 2000.

 Return credited to contractowners consists of revenues on the variable and market value adjusted annuities and variable life insurance, offset by the benefit payments and changes in reserves required on this business.  Market value adjusted annuity activity has the largest impact on this benefit.  Through the first three months of 2001, the Separate Account investment returns on the market value adjusted annuities were less than the expected returns as calculated in the reserves, contributing to the significant increase in the return credited to contractholders benefit.  Also contributing to the significant change from the first quarter of 2000 to the first quarter of 2001 were guaranteed minimum death benefit payments on variable annuities which were driven higher due to the market declines.  In addition, this benefit increased as a result of the amortization of unearned Performance Advantage target value credits.

 Underwriting, acquisition and other insurance expenses for the three months ended March 31, 2001 and 2000 were as follows:

                        (in thousands)                         2001                2000          Change
                                                               ----                ----          ------

         Commissions and purchase credits                     $66,565           $139,523       $(72,958)
         General operating expenses                            41,201             76,532        (35,331)

         Acquisition costs deferred
           during the quarter                                (58,672)           (176,986)       118,314
         Acquisition costs amortized
           during the quarter                                 36,586              37,223           (637)
                                                             -------           ---------        -------

         Net capitalization of
           deferred acquisition costs                        (22,086)           (139,763)       117,677
                                                             --------           --------       --------

         Underwriting, acquisition and other
           insurance expenses                                $85,680             $76,292         $9,388
                                                             =======             =======         ======

 Lower sales and asset levels for the three months ended March 31, 2001, compared with the same period in 2000, led to a 52% decrease in commissions and purchase credits.  General operating expenses decreased 46% from a year ago as a result of lower sales-based compensation.  Variable compensation and long-term incentive plan expenses have decreased due to the slowdown in sales and decline in equity markets.  The decline in capitalized deferred acquisition costs is attributable to lower sales and shifts in sales trends to asset based commission agreements.

Interest expense decreased $10,814,000, or 36%, over the three months ended March 31, 2000  primarily due to lower interest expense related to the future fees payable to parent liability.

The effective income tax rate for the three months ended March 31, 2001, and 2000 was 26% and 29%, respectively.
The effective rate is lower than the corporate rate of 35% due to permanent differences, with the most significant item being the dividend received deduction.  Management believes that based on the taxable income produced in 2000 and the first three months of 2001, the Company will produce sufficient taxable income in the future to realize its deferred tax assets.

 The Company considers Mexico an emerging market and has invested in the Skandia Vida operations with the expectation of generating profits from long-term savings products in future years.  As such, Skandia Vida has generated net losses of $731,000 and $167,000 for the three months ended March 31, 2001 and 2000, respectively.
The Company expects to transfer ownership of Skandia Vida to an upstream affiliate during 2001.

 Total assets declined $3,567,832,000 or 11% since December 31, 2000 as a result of market declines combined with slowing sales volume.  Liabilities declined $3,575,140,000 or 11%, since December 31, 2000 as a result of the lower required separate account reserve partially offset by increased GMDB reserves.

 Liquidity and Capital Resources
 -------------------------------

 The Company's liquidity requirement was met by cash from insurance operations, investment activities, borrowings from ASI and the transfer of rights to future fees and charges to ASI.

During the first three months of 2001 and 2000, the Company received $2,000,000 and $1,600,000, respectively, from ASI to support its investment in Skandia Vida.

 As an additional means of obtaining funding, the Company periodically transfers rights to receive future fees and contract charges expected to be realized on variable portions of designated blocks of deferred annuity contracts to ASI ("securitization transactions").  There were no new securitization transactions in the first quarter of 2001.  Funds received from new securitization transactions for the first quarter of 2000 amounted to
$169,459,000.

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

                                    AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                           (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the Company's market risk during the first three months of 2001.  The
Company has provided a discussion of its market risks in Item 7A of Part II of the December 31, 2000 Form 10-K.

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

May 14, 2001

                                                     SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               American Skandia Life
                                               Assurance Corporation
                                                   (Registrant)

                                             by: _____________________
                                               Thomas M. Mazzaferro
                                           Executive Vice President and
                                              Chief Financial Officer

May 14, 2001

                                                   EXHIBIT INDEX
                                                   -------------

      Exhibit
      Number                              Description                               Location
      ------                              -----------                               --------

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