Form 10-Q
period 2001-06-30
AMERICAN SKANDIA LIFE ASSURANCE CORP/CT
filed 2001-08-14
CIK 881453

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For the Quarterly Period Ended June 30, 2001

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
Yes   X   No
     ---     ---


As of August 13, 2001, there were 25,000 shares of outstanding common stock, par value $100 per share, of the registrant, consisting of 100 shares of voting and 24,900 shares of non-voting common stock, all of which were owned by American Skandia, Inc., a wholly-owned subsidiary of Skandia Insurance Company Ltd., a Swedish corporation.

                 AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
         (A WHOLLY-OWNED SUBSIDIARY OF SKANDIA INSURANCE COMPANY LTD.)


                                TABLE OF CONTENTS


                                                                            Page
PART I.  FINANCIAL INFORMATION:

    Item 1.  Financial Statements:

                  Consolidated Statements of Financial Condition -
                      June 30, 2001 (unaudited)
                      and December 31, 2000                                   3

                  Consolidated Statements of Income (unaudited) -
                      Six months ended June 30, 2001
                      and June 30, 2000                                       4

                  Consolidated Statements of Income (unaudited) -
                      Three months ended June 30, 2001
                      and June 30, 2000                                       5

                  Consolidated Statements of Shareholder's Equity
                      Six months ended June 30, 2001 (unaudited)
                      and year ended December 31, 2000                        6

                  Consolidated Statements of Cash Flows (unaudited) -
                      Six months ended June 30, 2001 and June 30, 2000        7

                  Notes to Unaudited Consolidated Financial Statements        8

    Item 2.       Management's Discussion and Analysis of Financial
                      Condition and Results of Operations - Six months
                      ended June 30, 2001                                    11

    Item 3.       Quantitative and Qualitative Disclosures of Market Risk    15


PART II.  OTHER INFORMATION:

    Item 6.  Exhibits and Reports on Form 8-K                                15

                  Signatures                                                 16

                  Exhibit Index                                              18

                 AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
         (A WHOLLY-OWNED SUBSIDIARY OF SKANDIA INSURANCE COMPANY LTD.)

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (IN THOUSANDS)

                                                                   June 30,      December 31,
                                                                    2001             2000
                                                                -----------      -----------
                                                                       (unaudited)
ASSETS
Investments:
  Fixed maturities - at fair value                              $   295,902      $   285,708
  Equity securities - at fair value                                  46,767           20,402
  Derivative instruments                                             10,565            3,015
  Policy loans                                                        5,265            3,746
                                                                -----------      -----------

    Total investments                                               358,499          312,871

Cash and cash equivalents                                            41,425           76,499
Accrued investment income                                             5,495            5,209
Deferred acquisition costs                                        1,399,495        1,398,192
Reinsurance receivable                                               21,617            3,642
Receivable from affiliates                                               --            3,327
Income tax receivable                                                 2,142           34,620
State insurance licenses                                              4,038            4,113
Fixed assets                                                         12,363           10,737
Other assets                                                        104,840           96,403
Separate account assets                                          27,691,604       29,757,092
                                                                -----------      -----------

  Total assets                                                  $29,641,518      $31,702,705
                                                                ===========      ===========


LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities:
Reserves for future insurance policy and contract benefits      $   110,898      $   135,545
Drafts outstanding                                                   48,429           63,758
Accounts payable and accrued expenses                               156,575          137,040
Income tax payable - deferred                                        32,749            8,949
Payable to affiliates                                                45,291               --
Future fees payable to parent                                       859,787          934,410
Short-term borrowing                                                 10,000           10,000
Surplus notes                                                       159,000          159,000
Separate account liabilities                                     27,691,604       29,757,092
                                                                -----------      -----------

  Total Liabilities                                              29,114,333       31,205,794
                                                                -----------      -----------

Shareholder's equity:
Common stock, $100 par value, 25,000 shares authorized,
    issued and outstanding                                            2,500            2,500
Additional paid-in capital                                          289,329          287,329
Retained earnings                                                   233,324          205,979
Accumulated other comprehensive (loss) income                         2,032            1,103
                                                                -----------      -----------

    Total Shareholder's equity                                      527,185          496,911
                                                                -----------      -----------

    Total liabilities and shareholder's equity                  $29,641,518      $31,702,705
                                                                ===========      ===========



            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                 AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
         (A WHOLLY-OWNED SUBSIDIARY OF SKANDIA INSURANCE COMPANY LTD.)


                        CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                            Six Months Ended June 30,
                                                            -------------------------
                                                               2001            2000
                                                            ---------       ---------
REVENUES

Annuity and life insurance charges and fees                 $ 200,146       $ 211,208
Fee income                                                     57,976          62,056
Net investment income                                          11,361           6,504
Premium income                                                  1,012           2,259
Net realized capital gains                                      2,275            (707)
Other                                                             627           1,118
                                                            ---------       ---------
  Total revenues                                              273,397         282,438
                                                            ---------       ---------
EXPENSES

Benefits:
  Annuity and life insurance benefits                             759             278
  Change in annuity and life insurance policy reserves        (29,817)          9,505
  Return credited to contractowners                            10,173          (2,362)
                                                            ---------       ---------
                                                              (18,885)          7,421
Expenses:
  Underwriting, acquisition and other insurance
    expenses                                                  219,348         164,425
  Interest expense                                             34,104          56,220
                                                            ---------       ---------
                                                              253,452         220,645
                                                            ---------       ---------
  Total benefits and expenses                                 234,567         228,066
                                                            ---------       ---------
    Income from operations before income tax                   38,830          54,372
      Income tax expense                                       11,485          15,263
                                                            ---------       ---------
        Net income                                          $  27,345       $  39,109
                                                            =========       =========



            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                 AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
         (A WHOLLY-OWNED SUBSIDIARY OF SKANDIA INSURANCE COMPANY LTD.)


                        CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                           Three Months Ended June 30,
                                                           ---------------------------
                                                               2001            2000
                                                            ---------       ---------
REVENUES

Annuity and life insurance charges and fees                 $  99,646       $ 106,375
Fee income                                                     28,464          30,913
Net investment income                                           4,665           3,628
Premium income                                                    171           1,656
Net realized capital gains                                        373          (1,436)
Other                                                             442             384
                                                            ---------       ---------
  Total revenues                                              133,703         141,578
                                                            ---------       ---------
EXPENSES

Benefits:
  Annuity and life insurance benefits                             428             145
  Change in annuity and life insurance policy reserves        (33,013)          6,881
  Return credited to contractowners                            (5,421)            314
                                                            ---------       ---------
                                                              (38,006)          7,340
Expenses:
  Underwriting, acquisition and other insurance
    expenses                                                  133,668          88,133
  Interest expense                                             14,650          25,952
                                                            ---------       ---------
                                                              148,318         114,085
                                                            ---------       ---------
  Total benefits and expenses                                 110,312         121,425
                                                            ---------       ---------
    Income from operations before income tax                   23,391          20,153
      Income tax expense                                        7,451           5,225
                                                            ---------       ---------
        Net income                                          $  15,940       $  14,928
                                                            =========       =========



            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                 AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
          A WHOLLY-OWNED SUBSIDIARY OF SKANDIA INSURANCE COMPANY LTD.)


                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                                 (IN THOUSANDS)


                                                     June 30,     December 31,
                                                      2001           2000
                                                   ----------      ---------
                                                   (unaudited)

Common stock:
  Beginning and ending balance                      $  2,500       $  2,500

Additional paid in capital:
  Beginning balance                                  287,329        215,879
  Additional contributions                             2,000         71,450
                                                    --------       --------
    Ending balance                                   289,329        287,329
                                                    --------       --------

Retained earnings:
  Beginning balance                                  205,979        141,162
  Net income                                          27,345         64,817
                                                    --------       --------
    Ending balance                                   233,324        205,979
                                                    --------       --------

Accumulated other comprehensive (loss) income:
  Beginning balance                                    1,103           (107)
  Other comprehensive income                             929          1,210
                                                    --------       --------

    Ending balance                                     2,032          1,103
                                                    --------       --------

      Total shareholder's equity                    $527,185       $496,911
                                                    ========       ========



            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                 AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
         (A WHOLLY-OWNED SUBSIDIARY OF SKANDIA INSURANCE COMPANY LTD.)


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                             Six Months Ended June 30,
                                                                            --------------------------
                                                                               2001          2000
                                                                            ---------      ---------
Cash flow from operating activities:

  Net income                                                                $  27,345      $  39,109
  Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
      Amortization and depreciation                                               771          2,514
      Deferred tax expense                                                     23,301          9,389
      Change in unrealized losses on derivatives                                 (813)            --
      (Decrease)/increase in policy reserves                                  (24,140)         9,381
      Increase in payable to affiliates, net                                   48,618        128,083
      Change in income tax payable/receivable                                  32,478        (24,468)
      Increase in other assets                                                 (8,842)       (69,523)
      (Increase)/decrease in accrued investment income                           (286)           356
      (Increase)/decrease in reinsurance receivable                           (17,975)         2,609
      Net increase in deferred acquisition costs                               (1,303)      (234,485)
      Increase/(decrease) in accounts payable and accrued expenses             19,535         (2,620)
      (Decrease)/Increase in drafts outstanding                               (15,329)         3,172
      Change in foreign currency translation, net                                 261           (248)
      Net realized capital gains on derivatives                                (5,231)            --
      Net realized capital gains on investments                                (2,275)           707
                                                                            ---------      ---------
        Net cash provided by (used in) operating activities                    76,115       (136,024)
                                                                            ---------      ---------
Cash flow from investing activities:

      Purchase of fixed maturity investments                                 (220,174)      (102,374)
      Proceeds from sale and maturity of fixed maturity investments           216,224        100,268
      Purchase of derivatives                                                 (11,383)        (2,274)
      Proceeds from exercise of derivative instruments                          9,877             --
      Purchase of shares in mutual funds                                      (47,673)       (10,600)
      Proceeds from sale of shares in mutual funds                             18,273          3,274
      Purchase of fixed assets                                                 (1,684)        (2,059)
      Increase in policy loans                                                 (1,519)          (662)
                                                                            ---------      ---------
        Net cash used in investing activities                                 (38,059)       (14,427)
                                                                            ---------      ---------
Cash flow from financing activities:

      Capital contribution from parent                                          2,000          1,600
      (Decrease)/increase in future fees payable to parent, net               (74,623)       130,532
      Net deposits to contractowner accounts                                     (507)        36,106
                                                                            ---------      ---------
        Net cash (used in) provided by financing activities                   (73,130)       168,238
                                                                            ---------      ---------
          Net (decrease)/increase in cash and cash equivalents                (35,074)        17,787

          Cash and cash equivalents at beginning of period                     76,499         89,212
                                                                            ---------      ---------
            Cash and cash equivalents at end of period                      $  41,425      $ 106,999
                                                                            =========      =========
     Income taxes (received) paid                                           $ (44,294)     $  30,342
                                                                            =========      =========
      Interest paid                                                         $  27,315      $  50,284
                                                                            =========      =========

            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                 AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
         (A WHOLLY-OWNED SUBSIDIARY OF SKANDIA INSURANCE COMPANY LTD.)


              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2001

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of American Skandia Life Assurance Corporation (the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto in the Company's audited consolidated financial statements on Form 10-K for the year ended December 31, 2000.

         Certain reclassifications have been made to prior period amounts to conform to the current period presentation.


2.       NEW ACCOUNTING STANDARD

         Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137 and SFAS 138 (collectively "SFAS 133"). Derivative instruments held by the Company consist of equity option contracts utilized to manage the market risk and reserve fluctuations associated with the guaranteed minimum death benefits ("GMDB"). These derivative instruments are carried at fair market value. Unrealized gains and losses are reported in investment income. The adoption of SFAS No. 133 did not have a material effect on the Company's financial statements.

3.       RESERVES FOR FUTURE INSURANCE POLICY AND CONTRACT BENEFITS

         Included in reserves for future insurance policy and contract benefits are reserves related to annuity contracts with mortality risks as well as the Company's GMDB liability. Certain reserve assumptions were updated during the first six months of 2001 to reflect more realistic expectations as to risks inherent in the GMDB liability. These changes reduced the GMDB liability significantly. Previous assumptions had been based on statutory valuation principles as an approximation for accounting principles generally accepted in the United States. In addition, future mortality rates have been lowered to reflect favorable past experience.

         However, offsetting the reduction in the GMDB liability certain assumptions were also updated in the calculation of the deferred acquisition cost asset. The amortization of such costs are determined in large part by changes in the expectations of future gross profits of the GMDB business. In 2001, the decline in equity markets resulted in a significantly lower estimate of future gross profits, thereby decreasing the deferred acquisition cost asset.

                 AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
         (A WHOLLY-OWNED SUBSIDIARY OF SKANDIA INSURANCE COMPANY LTD.)


        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 2001


4.       SEGMENT REPORTING

         In recent years, in order to broaden the array of products offered by the Company and its affiliates to meet a wide variety of financial planning needs, the Company developed the variable life insurance and qualified retirement plan annuity products. Assets under management and sales for the products other than variable annuities have not yet been significant enough to warrant full segment disclosures as required by SFAS 131, "Disclosures about Segments of an Enterprise and Related Information."


5.       COMPREHENSIVE INCOME

         The components of comprehensive (loss) income, net of tax, for the six months ended June 30, 2001 and 2000 were as follows:

                  (in thousands)                           2001          2000
                                                           ----          ----

         Net income                                       $27,345      $39,109
         Other comprehensive income (loss):
           Net unrealized investment loss on
               available for sale securities                  759          785

           Foreign currency translation                       170         (161)
                                                         --------      --------
         Other comprehensive income                           929          624
                                                         --------      -------
         Comprehensive income                            $ 28,274      $39,733
                                                         ========      =======

         The components of accumulated other comprehensive income, net of tax, as of June 30, 2001 and December 31, 2000 were as follows:

                  (in thousands)                           2001          2000
                                                           ----          ----

         Unrealized investment (losses)/gains            $  1,780       $ 1,021
         Foreign currency translation                         252            82
                                                         --------       -------
         Accumulated other comprehensive (loss) income   $  2,032       $ 1,103
                                                         ========       =======


6.       FOREIGN ENTITY

         The Company has a 99.9% ownership in Skandia Vida, S.A. de C.V. ("Skandia Vida") which is a life insurance company domiciled in Mexico, selling long-term savings products within Mexico. Skandia Vida, which is fully consolidated in the accompanying financial statements, had total shareholders' equity of $5,196,000 as of June 30, 2001 and $4,402,000 as of December 31, 2000 and has generated losses of $1,467,000 and $552,000 for the six months ended June 30, 2001 and 2000, respectively.

                 AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
         (A WHOLLY-OWNED SUBSIDIARY OF SKANDIA INSURANCE COMPANY LTD.)


        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 2001




7.       RESTRUCTURING CHARGES

         In March 2001, the Company recorded a pre-tax restructuring charge of $3,500,000 to better align its operating infrastructure with anticipated sales volumes under the current equity market environment. These charges related primarily to a reduction in the workforce of approximately 140 employees.

                 AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
         (A WHOLLY-OWNED SUBSIDIARY OF SKANDIA INSURANCE COMPANY LTD.)


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                         SIX MONTHS ENDED JUNE 30, 2001


Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the June 30, 2001 financial statements and the notes included herein.

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

The Company also offers modified single premium and flexible premium variable life insurance products and a term life insurance product offered to shareholders of an affiliate's mutual fund products.

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

RESULTS OF OPERATIONS

Annuity and life insurance sales volume for the six months ended June 30, 2001 totaled $2,160,319,000, compared to $5,080,947,000 for the first six months of 2000. The decrease in sales was consistent with the general decline in sales throughout the variable annuity industry, attributed in large part to the decline in the equity markets. Favorable market conditions and strong performance of the underlying mutual funds drove the sales to a record level in the first six months of 2000.

Contractowner fees and charges and charges generated from transfer agency-type and investment support activities decreased $15,142,000 or 6% for the first six months of 2001 compared to the same period in 2000. Management attributes this decline to a 17% drop in average assets under management partially offset by increases in fee rates earned on the assets from certain fund managers.

Net investment income increased $4,857,000 for the first six months of 2001 compared to the same period in 2000. The increase was primarily attributable to an unrealized gain on derivative instruments held to mitigate the market risk embedded in the guaranteed minimum death benefit reserve ("GMDB") on variable annuity contracts. Investment income earned on a higher level of fixed maturity securities also contributed to the increase.

Premium income represents premiums earned on the sale of ancillary contracts such as immediate annuities with life contingencies, supplementary contracts with life contingencies and certain life insurance products. Although sales of these products were lower in the first six months of 2001 compared to the first six months of 2000, management expects premium income from supplementary contracts and immediate annuities to grow over time with the maturing of core business lines.

Net realized investment gains totaled $2,275,000 for the first six months of 2001, compared to losses of $707,000 for the first six months of 2000. The increase is primarily attributable to gains recognized on sales of fixed maturity securities.

Annuity and life insurance benefits increased $481,000 over the first six months of 2000 as an increase in supplementary contract and variable immediate annuity payments, which has increased as this relatively young segment of the Company's annuity business ages.

The change in annuity policy reserves includes changes in reserves related to annuity contracts with mortality risks as well as the Company's GMDB liability. Certain reserve assumptions were updated during the first six months of 2001 to reflect more realistic expectations as to risks inherent in the GMDB liability. These changes reduced the GMDB liability significantly. Previous assumptions had been based on statutory valuation principles as an approximation for accounting principles generally accepted in the United States. In addition, future mortality rates have been lowered to reflect favorable past experience. As a result of these changes, the GMDB reserve decreased $32,902,000 in 2001. The GMDB reserve increased $5,367,000 for the same six month period in 2000.

However, offsetting the resulting increase in earnings and equity as a result of changes in the GMDB liability, certain assumptions were also updated in the calculation of the deferred acquisition cost asset. The amortization of such costs are determined in large part by changes in the expectations of future gross profits of the GMDB business. In 2001, the decline in equity markets resulted in a significantly lower estimate of future gross profits, thereby increasing the expenses recognized through amortization.

 Return credited to contractowners consists of revenues on the variable and market value adjusted annuities and variable life insurance, offset by the benefit payments and changes in reserves required on this business. Market value adjusted annuity activity has the largest impact on this benefit. Through the first six months of 2001 and in particular during the first three months of 2001, the Separate Account investment returns on the assets supporting the market value adjusted annuities were less than the expected returns as calculated in the reserves, leading to a significant increase in the return credited to contractholders' benefit.

Further contributing to the increase in return credited to contractowners were increases in the amortization of unearned Performance Advantage target value credits. Additionally, guaranteed minimum death benefit payments on variable annuities were driven higher due to equity market declines. Offsetting this charge, the Company booked experience rating refunds due from a reinsurer during the first half of 2001. Through the first six months of 2000, the Company had not recognized such refunds due.

Underwriting, acquisition and other insurance expenses for the six months ended June 30, 2001 and 2000 were as follows:


                       (in thousands)                        2001               2000             Change
                                                             ----               ----             ------

         Commissions and purchase credits                  $131,599            $268,571         ($136,972)
         General operating expenses                          89,052             128,289           (39,237)

         Acquisition costs deferred                        (120,652)           (313,522)          192,870
         Acquisition costs amortized                        119,349              81,087            38,262
                                                           --------            --------         ---------
         Net capitalization of
           deferred acquisition costs                        (1,303)           (232,435)          231,132
                                                           --------            --------         ---------
         Underwriting, acquisition and other
           insurance expenses                              $219,348            $164,425          $ 54,923
                                                           ========            ========          ========



Lower sales and asset levels for the six months ended June 30, 2001, compared with the same period in 2000, led to a 51% decrease in commissions and purchase credits. However, as a percentage of sales, commissions grew from 5.3% in 2000 to 6.1% primarily as a result of a shift in business to contracts with asset-based commissions and from recent commission promotion programs.

General operating expenses decreased 31% from a year ago as a result of lower sales-based compensation and certain cost savings measures implemented in 2001 (see Note 6 of the Notes to Unaudited Consolidated Financial Statements). In addition, variable compensation and long-term incentive plan expenses have decreased due to the slowdown in sales and decline in equity markets.

The decline in capitalized deferred acquisition costs is attributable to lower sales and shifts in sales trends to asset based commission agreements.

As mentioned in the Company's discussion of changes in annuity policy reserves, the Company updated certain assumptions in the calculation of expected gross profits used to develop deferred acquisition cost amortization rates to reflect more recent experience and current equity market conditions, specifically with regard to future GMDB profitability. As a result of this and the decline in equity markets, the amortization of such costs increased significantly over the six months ended June 30, 2000.

Interest expense decreased $22,116,000, or 39%, over the six months ended June 30, 2000 primarily due to lower interest expense related to the future fees payable to parent liability.

The effective income tax rate for the six months ended June 30, 2001, and 2000 was 30% and 28%, respectively. The effective rate is lower than the corporate rate of 35% due to permanent differences, with the most significant item being the dividend received deduction. Management believes that based on the taxable income produced in 2000 and the first six months of 2001, the Company will produce sufficient taxable income in the future to realize its deferred tax assets.

The Company considers Mexico an emerging market and has invested in the Skandia Vida operations with the expectation of generating profits from long-term savings products in future years. As such, Skandia Vida has generated net losses of $1,467,000,000 and $552,000 for the six months ended June 30, 2001 and 2000, respectively. The Company expects to transfer ownership of Skandia Vida to an upstream affiliate during 2002, pending approval of the transaction by the Mexican insurance regulators.

Total assets declined $2,061,187,000 or 6.5% since December 31, 2000 as a result of market declines combined with slowing sales volume. Liabilities declined $2,091,461,000 or 6.7%, since December 31, 2000 as a result of the lower required separate account reserves.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity requirement was met by cash from insurance operations, investment activities, borrowings from ASI and the transfer of rights to future fees and charges to ASI.

During the first six months of 2001 and 2000, the Company received capital contributions of $2,000,000 and $1,600,000, respectively, from ASI to support its investment in Skandia Vida.

As an additional means of obtaining funding, the Company periodically transfers rights to receive future fees and contract charges expected to be realized on variable portions of designated blocks of deferred annuity contracts to ASI ("securitization transactions"). The Company did not enter into any new securitization transactions in the first half of 2001. Funds received from new securitization transactions for the first half of 2000 amounted to $169,459,000.

The Company continues to extend its reinsurance agreements for new blocks of business. The reinsurance agreements are modified coinsurance arrangements where the reinsurer shares in the experience of a specific book of business. During 2001, the company amended certain reinsurance agreements and recorded amounts due from reinsurers based on favorable experience. The amendments resulted in a receivable of $2,213,000 and the experience rating refund resulted in an additional receivable of $8,341,000.

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

                 AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
         (A WHOLLY-OWNED SUBSIDIARY OF SKANDIA INSURANCE COMPANY LTD.)



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the Company's market risk during the first six months of 2001. The Company has provided a discussion of its market risks in Item 7A of Part II of the December 31, 2000 Form 10-K.


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


                              American Skandia Life
                              Assurance Corporation
                                  (Registrant)


                           by: /s/ Thomas M. Mazzaferro
                               ------------------------
                                  Thomas M. Mazzaferro
                              Executive Vice President and
                                 Chief Financial Officer



August 13, 2001

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