Form 10-Q
period 2001-09-30
AMERICAN SKANDIA LIFE ASSURANCE CORP/CT
filed 2001-11-15
CIK 881453

                                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549

                                                     FORM 10-Q

                                 Quarterly Report Pursuant to Section 13 or 15(d)
                                      of the Securities Exchange Act of 1934

                                 For the Quarterly Period Ended September 30, 2001

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
Yes   x   No __
     ---

As of November 14, 2001, there were 25,000 shares of outstanding common stock, par value $100 per share, of the registrant, consisting of 100 shares of voting and 24,900 shares of non-voting common stock, all of which were owned by American Skandia, Inc., a wholly-owned subsidiary of Skandia Insurance Company Ltd., a Swedish corporation.

                                    AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                           (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                                                 TABLE OF CONTENTS

                                                                                             Page
PART I.  FINANCIAL INFORMATION:

    Item 1.  Financial Statements:

                  Consolidated Statements of Financial Condition -
                      September 30, 2001 (unaudited)
                      and December 31, 2000                                                    3

                  Consolidated Statements of Income (unaudited) -
                      Nine months ended September 30, 2001
                      and September 30, 2000                                                   4

                  Consolidated Statements of Income (unaudited) -
                      Three months ended September 30, 2001
                      and September 30, 2000                                                   5

                  Consolidated Statements of Shareholder's Equity
                      Nine months ended September 30, 2001 (unaudited)
                      and year ended December 31, 2000                                         6

                  Consolidated Statements of Cash Flows (unaudited) -
                      Nine months ended September 30, 2001
                      and September 30, 2000                                                   7

                  Notes to Unaudited Consolidated Financial Statements                         8

    Item 2.       Management's Discussion and Analysis of Financial Condition
                      and Results of Operations - Nine months ended September 30, 2001        11

    Item 3.       Quantitative and Qualitative Disclosures of Market Risk                     16

PART II.  OTHER INFORMATION:

    Item 6.  Exhibits and Reports on Form 8-K                                                 16

                  Signatures                                                                  17

                  Exhibit Index                                                               19

                                  AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                        (a wholly-owned subsidiary of Skandia Insurance Company, Ltd.)
                                Consolidated Statements of Financial Condition
                                                (in thousands)

                                                                      September 30,               December 31,
                                                                          2001                        2000
                                                                    ----------------            ----------------
                                                                       (unaudited)
ASSETS
------

Investments:
  Fixed maturities - at fair value                                  $       335,292             $       285,708
  Equity securities - at fair value                                          41,658                      20,402
  Derivative instruments
                                                                              6,700                       3,015
  Policy loans                                                                5,999                       3,746
                                                                      --------------              --------------

    Total investments                                                       389,649                     312,871

Cash and cash equivalents                                                    44,751                      76,499
Accrued investment income                                                     4,716                       5,209
Deferred acquisition costs                                                1,375,960                   1,398,192
Reinsurance receivable                                                       24,825                       3,642
Receivable from affiliates                                                                                3,327
                                                                                  -
Income tax receivable
                                                                             34,154                      34,620
State insurance licenses                                                      4,000                       4,113
Fixed assets                                                                 17,708                      10,737
Other assets                                                                102,027                      96,403
Separate account assets                                                  23,946,470                  29,757,092
                                                                    ----------------            ----------------

  Total assets                                                      $    25,944,260             $    31,702,705
                                                                    ================            ================

LIABILITIES AND SHAREHOLDER'S EQUITY
------------------------------------

Liabilities:
Reserves for future insurance policy and contract benefits          $       109,904             $       135,545
Drafts outstanding                                                           72,639                      63,758
Accounts payable and accrued expenses                                       130,636                     137,040
Income tax payable - deferred
                                                                             64,516                       8,949
Payable to affiliates
                                                                             64,264                           -
Future fees payable to parent                                               837,949                     934,410
Short-term borrowing                                                         10,000                      10,000
Surplus notes                                                               159,000                     159,000
Separate account liabilities                                             23,946,470                  29,757,092
                                                                    ----------------            ----------------

  Total Liabilities                                                      25,395,378                  31,205,794
                                                                    ----------------            ----------------

Shareholder's equity:
Common stock, $100 par value, 25,000 shares authorized,
    issued and outstanding                                                    2,500                       2,500
Additional paid-in capital                                                  305,329                     287,329
Retained earnings                                                           238,587                     205,979
Accumulated other comprehensive income                                        2,466                       1,103
                                                                    ----------------            ----------------

    Total Shareholder's equity                                              548,882                     496,911
                                                                    ----------------            ----------------

    Total liabilities and shareholder's equity                      $    25,944,260             $    31,702,705
                                                                    ================            ================

                                                                                  0
                                  See notes to unaudited financial statements
                               AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                      (a wholly-owned subsidiary of Skandia Insurance Company, Ltd.)
                                    Consolidated Statements of Income
                                              (in thousands)
                                               (unaudited)

                                                                        Nine Months Ended September 30,
                                                                         2001                     2000
                                                                    -------------            --------------

REVENUES
--------

Annuity and life insurance charges and fees                         $                        $
                                                                         287,875                   325,052
Fee income                                                                84,936                    95,130
Net investment income                                                     37,664                    10,690
Premium income                                                               717                     7,804
Net realized capital gains/(losses)                                        2,651                   (1,565)
Other                                                                        947                     1,610
                                                                    -------------            --------------

  Total revenues                                                         414,790                   438,721
                                                                    -------------            --------------

EXPENSES
--------

Benefits:
  Annuity and life insurance benefits                                      1,406                       533
  Change in annuity and life insurance policy reserves                  (35,459)                    12,024
Return credited to contract owners                                        10,431                    11,085
                                                                    -------------            --------------

                                                                        (23,622)                    23,642

Expenses:
  Underwriting, acquisition and other insurance
    expenses                                                             330,877                   262,626
  Interest expense                                                        63,922                    84,344
                                                                    -------------            --------------

                                                                         394,799                   346,970
                                                                    -------------            --------------

  Total benefits and expenses                                            371,177                   370,612
                                                                    -------------            --------------

    Income from operations before income tax                              43,613                    68,109

      Income tax expense
                                                                          11,005                    18,430
                                                                    -------------            --------------

        Net income                                                  $
                                                                          32,608             $      49,679
                                                                    =============            ==============

                             See notes to unaudited consolidated financial statements

                               AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                      (a wholly-owned subsidiary of Skandia Insurance Company, Ltd.)
                                    Consolidated Statements of Income
                                              (in thousands)
                                               (unaudited)

                                                                    Three Months Ended September 30,
                                                                      2001                        2000
                                                        -----------------------------    -------------------

REVENUES
--------

Annuity and life insurance charges and fees              $                    87,729      $         113,844
Fee income                                                                    26,960                 33,074
Net investment income                                                         26,303                  4,186
Premium income                                                                 (295)                  5,545
Net realized capital gains/(losses)                                              376                  (858)
Other                                                                            320                    492
                                                        ----                             -------------------
                                                            -------------------------

  Total revenues                                                             141,393                156,283
                                                        -----------------------------    -------------------

EXPENSES
--------

Benefits:
  Annuity and life insurance benefits                                            647                    255
  Change in annuity and life insurance policy reserves                       (5,642)                  2,519
  Return credited to contract owners                                             258                 13,447
                                                        ----                             -------------------
                                                            -------------------------

                                                                             (4,737)                 16,221

Expenses:
  Underwriting, acquisition and other insurance
    expenses                                                                 111,529                 98,201
  Interest expense                                                            29,818                 28,124
                                                        ----                             -------------------
                                                            -------------------------

                                                                             141,347                126,325
                                                        -----------------------------    -------------------

  Total benefits and expenses                                                136,610                142,546
                                                        -----------------------------    -------------------

    Income from operations before income tax                                   4,783                 13,737

      Income tax (benefit) expense                                             (480)
                                                                                                      3,167
                                                        -----------------------------    -------------------

        Net income                                        $                    5,263      $
                                                                                                     10,570
                                                            =========================        ===============

                         See notes to unaudited consolidated financial statements

                          AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                (a wholly-owned subsidiary of Skandia Insurance Company, Ltd.)
                        Consolidated Statements of Shareholder's Equity
                                        (in thousands)

                                                             September 30,       December 31,
                                                               2001                  2000
                                                         ---------------      ------------------
                                                           (unaudited)

Common stock:
  Beginning and ending balance                           $                    $
                                                                  2,500                   2,500

Additional paid in capital:
  Beginning balance                                             287,329                 215,879
  Additional contributions                                       18,000                  71,450
                                                         ---------------      ------------------

    Ending balance                                              305,329                 287,329
                                                         ---------------      ------------------

Retained earnings:
  Beginning balance                                             205,979                 141,162
  Net income                                                     32,608                  64,817
                                                         ---------------      ------------------

    Ending balance                                              238,587                 205,979
                                                         ---------------      ------------------

Accumulated other comprehensive (loss) income:
  Beginning balance
                                                                  1,103                   (107)
  Other comprehensive income
                                                                  1,363                   1,210
                                                         ---------------      ------------------

    Ending balance
                                                                  2,466                   1,103
                                                         ---------------      ------------------

      Total shareholder's equity                         $                    $
                                                                548,882                 496,911
                                                         ===============      ==================

                   See notes to unaudited consolidated financial statements

                           AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                  (a wholly-owned subsidiary of Skandia Insurance Company, Ltd.)
                              Consolidated Statements of Cash Flows
                                          (in thousands)
                                           (unaudited)
                                                                     Nine Months Ended September
                                                                                 30,
                                                                       2001               2000
                                                                  -------------       -------------

Cash flow from operating activities:

  Net income                                                      $                                                                                                                                     $
                                                                        32,608              49,679
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
      Amortization and depreciation
                                                                         1,407               2,790
      Deferred tax expense
                                                                        54,833              14,325
      (Decrease)/increase in policy reserves
                                                                      (28,821)              12,587
      Increase in payable to affiliates, net
                                                                        67,591             137,723
      Change in income tax payable/receivable
                                                                           467            (26,243)
      Increase in other assets
                                                                       (5,624)            (53,684)
      Decrease in accrued investment income
                                                                           493                  91
      (Increase)/decrease in reinsurance receivable
                                                                      (21,183)               1,390
      Net increase in deferred acquisition costs
                                                                        22,231           (289,126)
      Decrease in accounts payable and accrued expenses
                                                                       (6,404)            (19,887)
      Increase in drafts outstanding
                                                                         8,880                 981
      Change in foreign currency translation, net
                                                                           559                (78)
      Investment gains on derivatives
                                                                         5,342                   -
      Net realized capital gains/(losses) on investments
                                                                       (2,651)               1,565
                                                                  -------------       -------------

        Net cash provided by (used in) operating activities
                                                                       129,728           (167,887)
                                                                  -------------       -------------

Cash flow from investing activities:

      Purchase of fixed maturity investments
                                                                     (313,676)           (283,490)
      Proceeds from sale and maturity of fixed
        maturity investments
                                                                       276,788             283,586
      Purchase of derivatives
                                                                      (52,629)             (3,277)
      Proceeds from exercise of derivative instruments
                                                                        43,602                   -
      Purchase of shares in mutual funds
                                                                      (50,528)            (12,615)
      Proceeds from sale of shares in mutual funds
                                                                        20,321               4,063
      Purchase of fixed assets
                                                                       (7,821)             (2,851)
      Increase in policy loans
                                                                       (2,253)             (1,478)
                                                                  -------------       -------------

        Net cash used in investing activities
                                                                      (86,196)            (16,062)
                                                                  -------------       -------------

Cash flow from financing activities:

      Capital contribution from parent
                                                                        18,000               2,450
      (Decrease)/increase in future fees payable to parent, net
                                                                      (96,461)             195,495
Net deposits to contract owner accounts
                                                                         3,181               8,049
                                                                  -------------       -------------

        Net cash (used in)/provided by financing activities
                                                                      (75,280)             205,994
                                                                  -------------       -------------

          Net (decrease)/increase in cash and cash
            equivalents
                                                                      (31,748)              22,045

          Cash and cash equivalents at beginning of period
                                                                        76,499              89,212
                                                                  -------------       -------------

            Cash and cash equivalents at end of period            $                                                                                                                                     $
                                                                        44,751             111,257
                                                                  =============       =============

     Income taxes (received) paid                                 $                                                                                                                                     $
                                                                      (44,294)              30,349
                                                                  =============       =============

      Interest paid                                               $                                                                                                                                     $
                                                                        34,087              85,902
                                                                  =============       =============

                          See notes to unaudited consolidated financial statements
-------------------------------------------------------------------------------------------------------------

                                    AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                           (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                               NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                                September 30, 2001

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of American Skandia Life Assurance Corporation
         ("the Company") have been prepared in accordance with accounting principles generally accepted in the United
         States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation
         S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.  For further information, refer to the consolidated financial statements and footnotes thereto in the Company's audited consolidated financial statements on Form 10-K for the year ended December 31, 2000.

         Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

2.       NEW ACCOUNTING STANDARD

         Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133,
         "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137 and SFAS 138
         (collectively "SFAS 133").  Derivative instruments held by the Company consist of equity option contracts utilized to manage the economic risks associated with the guaranteed minimum death benefits ("GMDB").  These derivative instruments are carried at fair market value.  Unrealized gains and losses are reported in investment income.  The adoption of SFAS No. 133 did not have a material effect on the Company's financial statements.

3.       RESERVES FOR FUTURE INSURANCE POLICY AND CONTRACT BENEFITS

         Included in reserves for future insurance policy and contract benefits are reserves related to annuity contracts with mortality risks as well as the Company's GMDB liability.  Certain reserve assumptions were updated during the first nine months of 2001 to reflect more realistic expectations as to risks inherent in the GMDB liability.  These changes reduced the GMDB liability significantly.  Previous assumptions had been based on statutory valuation principles as an approximation for accounting principles generally accepted in the United States.  In addition, future mortality rates have been lowered to reflect favorable past experience.

         However, offsetting the reduction in the GMDB liability, certain assumptions were also updated in the calculation of the deferred acquisition cost asset.  The amortizations of such costs are determined in large part by changes in the expectations of future gross profits of the variable annuity business.  In
         2001, the decline in equity markets resulted in a significantly lower estimate of future gross profits, thereby decreasing the deferred acquisition cost asset.

                                      AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                           (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                            September 30, 2001

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

5.       COMPREHENSIVE INCOME

         The components of comprehensive (loss) income, net of tax, for the nine months ended September 30, 2001 and
         2000 were as follows:

                  (in thousands)                                           2001              2000
                                                                           ----              ----

         Net income                                                       $32,608          $49,679
         Other comprehensive income (loss):
           Net unrealized investment loss on
               available for sale securities                                1,000            2,493

           Foreign currency translation                                       363              (50)
                                                                       ----------       -----------

         Other comprehensive income                                         1,363            2,443
                                                                        ---------        ---------

         Comprehensive income                                            $ 33,971          $52,122
                                                                         ========          =======

         The components of accumulated other comprehensive income, net of tax, as of September 30, 2001 and
         December 31, 2000 were as follows:

                  (in thousands)                                           2001              2000
                                                                           ----              ----

         Unrealized investment (losses)/gains                            $  2,021          $ 1,021
         Foreign currency translation                                         445               82
                                                                       ----------       ----------

         Accumulated other comprehensive (loss) income                   $  2,466          $ 1,103
                                                                         ========          =======

6.       FOREIGN ENTITY

         The Company has a 99.9% ownership in Skandia Vida, S.A. de C.V. ("Skandia Vida") which is a life insurance company domiciled in Mexico, selling long-term savings products within Mexico.  Skandia Vida, which is fully consolidated in the accompanying financial statements, had total shareholders' equity of $4,815,000 as of
         September 30, 2001 and $4,402,000 as of December 31, 2000 and has generated losses of $2,146,000 and $1,410,000 for the nine months ended September 30, 2001 and 2000, respectively.

                                      AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                           (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                                September 30, 2001

7.       RESTRUCTURING CHARGES

         In March 2001, the Company recorded a pre-tax restructuring charge of $3,500,000 to better align its operating infrastructure with anticipated sales volumes under the current equity market environment.
         These charges related primarily to a reduction in the workforce of approximately 140 employees.   At
         September 30, 2001, the remaining restructuring liability was approximately $600,000.

         As a result of the continued volatility in equity markets and lower than anticipated sales volumes, the
         Company expects to implement further cost cutting initiatives in the fourth quarter of 2001.  The charge for such restructuring has not yet been determined.

                                    AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                           (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                             AND RESULTS OF OPERATIONS

                                       Nine months ended September 30, 2001

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the September 30, 2001 financial statements and the notes included herein.

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

Results of Operations
---------------------

Annuity and life insurance sales volume for the nine months ended September 30, 2001 totaled $2,994,000,000, compared to $6,864,000,000 for the first nine months of 2000. The decrease in sales was consistent with the general decline in sales throughout the variable annuity industry, attributed in large part to the decline in the equity markets.  Favorable market conditions and strong performance of the underlying mutual funds in the first half of
2000 drove the sales to record levels for the first nine months of 2000.   In particular, due to the closure of
markets as a result of the September 11, 2001 terrorist attacks, no new contracts were issued for four days.
Following September 11, and through the end of the third quarter, equity markets remained unstable, further reducing sales volume.

Contractowner fees and charges and charges generated from transfer agency-type and investment support activities decreased $47,371,000 or 11% for the first nine months of 2001 compared to the same period in 2000.  Management attributes this decline to a 15% drop in average assets under management partially offset by increases in fee rates earned on the assets from certain fund managers.

Net investment income increased $26,974,000 for the first nine months of 2001 compared to the same period in 2000.
The increase was primarily attributable to realized and unrealized gains on derivative instruments held to mitigate the market risk embedded in the guaranteed minimum death benefit reserve ("GMDB") on variable annuity contracts.
Investment income earned on a higher level of fixed maturity securities also contributed to the increase.

Premium income represents premiums earned on the sale of ancillary contracts such as immediate annuities with life contingencies, supplementary contracts with life contingencies and certain life insurance products.  Although sales of these products were lower in the first nine months of 2001 compared to the first nine months of 2000, management expects premium income from supplementary contracts and immediate annuities to grow over time with the maturing of core business lines.

Net realized investment gains totaled $2,651,000 for the first nine months of 2001, compared to losses of $1,565,000 for the first nine months of 2000.  The increase is primarily attributable to gains recognized on sales of fixed maturity securities.

Annuity and life insurance benefits increased $873,000 over the first nine months of 2000 as an increase in supplementary contract and variable immediate annuity payments, which has increased as this relatively young segment of the Company's annuity business ages.

The change in annuity policy reserves includes changes in reserves related to annuity contracts with mortality risks as well as the Company's GMDB liability.  Certain reserve assumptions were updated during the first nine months of 2001 to reflect more realistic expectations as to risks inherent in the GMDB liability.  These changes reduced the GMDB liability significantly.  Previous assumptions had been based on statutory valuation principles as an approximation for accounting principles generally accepted in the United States.  In addition, future mortality rates have been lowered to reflect favorable past experience.  As a result of these changes, the GMDB reserve decreased $39,150,000 in 2001.  The GMDB reserve increased $8,021,000 for the same nine-month period in
2000.

However, offsetting the resulting increase in earnings and equity as a result of changes in the GMDB liability, certain assumptions were also updated in the calculation of the deferred acquisition cost asset.  The amortizations of such costs are determined in a large part by changes in the expectations of future gross profits of the variable annuity business.  In 2001, the decline in equity markets resulted in a significantly lower estimate of future gross profits, thereby increasing the expenses recognized through amortization.

 Return credited to contractowners consists of revenues on the variable and market value adjusted annuities and variable life insurance, offset by the benefit payments and changes in reserves required on this business.  Market value adjusted annuity activity has the largest impact on this benefit.  During the first nine months of 2001, the
Separate Account investment returns on the assets supporting the market value adjusted annuities were less than the expected returns as calculated in the reserves, leading to a significant increase in the return credited to contractholders' benefit through September 30, 2001.

 Further contributing to the increase in return credited to contractowners were increases in the amortization of unearned Performance Advantage target value credits over the nine month period ended September 30, 2001.
Additionally, guaranteed minimum death benefit payments on variable annuities were driven higher due to equity market declines. Offsetting this charge, the Company booked experience-rating refunds due from a reinsurer during the first nine months of 2001. Through the first nine months of 2000, the Company had not recognized such refunds due.

 Underwriting, acquisition and other insurance expenses for the nine months ended September 30, 2001 and 2000 were as follows:

                       (in thousands)                        2001               2000             Change
                                                             ----               ----             ------

         Commissions and purchase credits                  $190,162            $362,371         ($172,209)
         General operating expenses                         118,484             186,307           (67,823)

         Acquisition costs deferred                        (173,238)         (430,195)          256,957
         Acquisition costs amortized                        195,469             144,143            51,326
                                                            -------         -----------        ----------

         Net capitalization of
           deferred acquisition costs                        22,231          (286,052)          308,283
                                                         ----------           ----------        ---------

         Underwriting, acquisition and other
           insurance expenses                              $330,877            $262,626         $  68,251
                                                           ========            ========         =========

 Lower sales and asset levels for the nine months ended September 30, 2001, compared with the same period in
2000, led to a 48% decrease in commissions and purchase credits.  Partially offsetting this decline, the Company launched a commission promotion program during 2001 which increased commissions as a percentage of new sales.  In addition, there has been a steady increase in asset based commissions relative to sales based commissions.

 General operating expenses decreased 36% from a year ago as a result of lower sales-based compensation and certain cost savings measures implemented in 2001 (see Note 6 of the Notes to Unaudited Consolidated Financial
Statements).  In addition, variable compensation and long-term incentive plan expenses have decreased due to the slowdown in sales and decline in equity markets.

 The decline in capitalized deferred acquisition costs is attributable to a significant drop in acquisition related costs as a result of lower sales and shifts in sales trends to asset based commission agreements.

 As mentioned in the Company's discussion of changes in annuity policy reserves, the Company updated certain assumptions in the calculation of expected gross profits used to develop deferred acquisition cost amortization rates to reflect more recent experience and current equity market conditions, specifically with regard to future
GMDB profitability.  As a result of this and the decline in equity markets, the amortization of such costs increased significantly over the nine months ended September 30, 2000.

Interest expense decreased $20,422,000, or 24%, over the nine months ended September 30, 2000 primarily due to lower interest expense related to the reduction of future fees payable to parent liability which in turn was the result of lower market value assumptions in the underlying securitized contracts.

The effective income tax rate for the nine months ended September 30, 2001, and 2000 was 25% and 27%, respectively.  The effective rate is lower than the corporate rate of 35% due to permanent differences, with the most significant item being the dividend received deduction.  Management believes that based on the taxable income produced in 2000 and the first nine months of 2001, the Company will produce sufficient taxable income in the future to realize its deferred tax assets.

 The Company considers Mexico an emerging market and has invested in the Skandia Vida operations with the expectation of generating profits from long-term savings products in future years.  As such, Skandia Vida has generated net losses of $2,146,000 and $1,410,000 for the nine months ended September 30, 2001 and 2000, respectively.

 Total assets declined $5,758,445,000 or 18.2% since December 31, 2000 as a result of market declines combined with slowing sales volume.  Liabilities declined $5,810,416,000 or 18.6%, since December 31, 2000 as a result of the lower required separate account reserves.  Separate account assets represent 92% of total assets and separate account liabilities represent 94% of total liabilities.

 Liquidity and Capital Resources
 -------------------------------

 The Company's liquidity requirement has been met in recent years by cash from insurance operations, investment activities, borrowings from ASI and the transfer of rights to future fees and charges to ASI.

The Company received advances of $63,000,000 and capital contributions of $15,500,000 from ASI to support the capital needs of its U.S. operations during the first nine months of 2001.  In addition, the Company received capital contributions of $2,500,000 and $2,450,000 from ASI to support its investment in Skandia Vida for the nine months ended September 30, 2001 and 2000, respectively.

 As an additional means of obtaining funding, the Company periodically has transferred rights to receive future fees and contract charges expected to be realized on variable portions of designated blocks of deferred annuity contracts to ASI ("securitization transactions").  The Company did not enter into any new securitization transactions in the first nine months of 2001.  Funds received from new securitization transactions for the first nine months of 2000 amounted to $261,858,000.

The Company continues to extend its reinsurance agreements for new blocks of business.  The reinsurance agreements are modified coinsurance arrangements where the reinsurer shares in the experience of a specific book of business.  During 2001, the company amended certain reinsurance agreements and recorded amounts due from reinsurers based on favorable experience.  The amendments resulted in a receivable of $2,213,000 and the experience rating refund resulted in an additional receivable of $9,679,000.

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

                                    AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                           (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the Company's market risk during the first nine months of 2001.  The
Company has provided a discussion of its market risks in Item 7A of Part II of the December 31, 2000 Form 10-K.

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

November 14, 2001

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

November 14, 2001

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