Form 10-K
period 2001-12-31
AMERICAN SKANDIA LIFE ASSURANCE CORP/CT
filed 2002-03-28
CIK 881453

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
                                              For the fiscal year ended December 31, 2001

                                                       Commission file numbers:
                                     33-62953, 33-88360, 33-89676, 33-91400, 333-00995, 333-02867,
                                              333-24989, 333-25761, 333-53596, 333-26695,
                                                        333-51896 and 333-55608

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION

                                               Incorporated in the State of Connecticut

            Connecticut                                                               06-1241288
            -----------                                                               ----------
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
Yes                                                                        X     No ____
                                                                           -

As of March 28, 2002, there were 25,000 shares of outstanding common stock, par value $100 per share, of the registrant, consisting of 100 shares of voting and 24,900 shares of non-voting all of which were owned by American Skandia, Inc., a wholly-owned subsidiary of Skandia Insurance Company Ltd., a Swedish corporation.

PART I

Item 1.        BUSINESS

General
-------

American Skandia Life Assurance Corporation ("the Company"), with its principal offices in Shelton, Connecticut, is a wholly-owned subsidiary of American Skandia, Inc. ("ASI"), whose ultimate parent is Skandia Insurance Company Ltd. (publ) ("SICL"), a Swedish corporation.  The Company has 99.9% ownership in Skandia Vida, S.A. de C.V. ("Skandia Vida") which is a life insurance company domiciled in Mexico.

The Company was established in 1988 and was one of the larger providers of variable annuity contracts for the individual market in the
United States during 2001, according to Info-One's Variable Annuity Research & Data Service ("VARDS").  The Company also offers variable life insurance and fixed annuity products.  Affiliates of the Company also sponsor and distribute shares of registered investment companies (mutual funds).  Because these mutual funds are not sponsored or distributed by the Company, such products are not discussed herein and are not reflected on the Company's financial statements.

The Company's products are sold primarily to individuals to provide for long-term savings and retirement purposes and to address the economic impact of premature death, estate planning concerns and supplemental retirement needs.  The investment performance of the mutual funds supporting the variable annuity and variable life insurance contracts can significantly impact the market for the
Company's products.

Products
--------

 The Company offers a wide array of annuities, including: a) certain deferred and immediate annuities that are registered with the
Securities and Exchange Commission, including variable annuities and fixed interest rate annuities that include a market value adjustment feature; b) certain other fixed deferred annuities that are not registered with the Securities and Exchange Commission; c)
non-registered group variable annuities designed as funding vehicles for various types of qualified retirement plans; and d) fixed, adjustable and variable immediate annuities.  On March 15, 2002, the Company announced that it will no longer accept new business for the funding of qualified retirement plans, effective July 31, 2002.  The Company intends to continue to accept additional contributions to existing qualified plans following that date.

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
Gains in the contracts before distribution generally are tax deferred.  Distributions are taxed as ordinary income.  During the deferral period, distributions are assumed to come first from any gain in contract.  Distributions may be subject to a tax penalty.  For immediate annuities and annuitized deferred annuities, a portion of each distribution may be treated as the return of the taxpayer's investment in the contract.

 During 1998 and 1999, the Company expanded its product offerings with the introduction of single premium and flexible premium variable life insurance products and a term life insurance product.  On March 15, 2002, the Company announced that it will no longer accept applications for it's flexible premium variable insurance products that are signed after April 1, 2002 or received after April
15, 2002.  The Company intends to continue to service and accept additional premiums for its existing flexible premium variable insurance contracts after that time, and to continue to offer and sell its single premium variable life insurance products.  Life insurance policies represent a contractual obligation to pay proceeds to a beneficiary upon the death of the insured.  This obligation is undertaken by the insurer in return for either a single premium, or a series of scheduled or flexible premiums.  Cash value life insurance represents an additional obligation to make amounts available upon surrender or, in many cases, for loans collateralized by policy values.  Distributions upon the death of the insured are tax free in most circumstances.  Gains in the contracts before distribution are tax deferred.  Distributions subject to tax are subject to ordinary income treatment.
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

Distribution
------------

The Company sells its wide array of annuity products through multiple distribution channels including, (a) independent financial planners; (b) broker-dealers that generally are members of the New York Stock Exchange, including "wirehouse" and regional broker-dealer firms; and (c) broker-dealers affiliated with banks or that specialize in marketing to customers of banks.  The Company continues to be successful in expanding the number of selling agreements to include relationships with approximately 1,200 broker/dealer firms and financial institutions.

The Company believes its continued success is dependent on its ability to enhance its relationships with both the selling firms and
their registered representatives.   In cooperation with its affiliated broker-dealer, American Skandia Marketing, Incorporated, the
Company uses marketing teams to provide support to its primary distribution channels.  In addition, the Company also offers a number of private label and proprietary products distributed by select large distributors.

Segments
--------

Segment reporting is aligned based on the three major product offerings: variable annuity, variable life insurance and qualified retirement plans.  In recent years, the Company developed variable life insurance and qualified retirement plan funding products.
The marketing and distribution of these plans were in the early stages and had not yet generated significant sales when the Company announced, on March 15, 2002, its intention to focus on its core variable annuity business.

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

Employees
---------

As of December 31, 2001, the Company had 764 employees.

Item 2.        PROPERTIES

The Company occupies office space in Shelton, Connecticut leased from an affiliate, American Skandia Information Services and
Technology Corporation.  The Company entered into a lease for office space in Westminster, Colorado, effective January 1, 2001, and established an additional customer service center at that location.  The Company believes that its current facilities are satisfactory for its near term needs.

Item 3.        LEGAL PROCEEDINGS

As of the date of this filing, the Company is not involved in any legal proceedings outside of the ordinary course of its business operations.  The Company is involved in pending and threatened legal proceedings in the ordinary course of its business operations.
  While the outcome of these legal proceedings cannot be determined at this time, after consideration of the defenses available to the Company, applicable insurance coverage and any related reserves established, these legal proceedings are not expected to result in liability for amounts material to the financial condition of the Company, although they may adversely affect results of operations in future periods.

Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.        MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

All of the Company's outstanding shares are owned by American Skandia, Inc., a wholly-owned subsidiary of Skandia Insurance Company
Ltd. (publ).  The Company did not pay any dividends to ASI in 2001, 2000 or 1999.

Item 6.        SELECTED FINANCIAL DATA

The following table summarizes information with respect to the operations of the Company:

(table in thousands)                                         For the Year Ended December 31,
                                              2001          2000           1999          1998          1997
                                              ----          ----           ----          ----          ----
STATEMENT OF OPERATIONS DATA
Revenues:
Annuity and life insurance charges and fee$*   378,693  $    424,578   $    289,989  $    186,211  $    121,158
Fee income                                     111,196       130,610         83,243        50,839        27,593
Net investment income                           20,126        11,656         10,441        11,130         8,181
Premium income and other revenues                3,368         4,778          3,688         1,360         1,082
                                          ------------  ------------   ------------  ------------  ------------

Total revenues                            $    513,383  $    571,622   $    387,361  $    249,540  $    158,014
                                          ============  ============   ============  ============  ============

Benefits and Expenses:
Annuity and life insurance benefits       $      1,955  $        751   $        612  $        558  $      2,033
Change in annuity and life insurance
     policy reserves                           (39,898)       45,018          3,078         1,053            37
Cost of minimum death benefit                        -             -          2,945         5,144         4,545
reinsurance
Return credited to contractowners               16,833         9,046         (1,639)       (8,930)       (2,018)
Underwriting, acquisition and other
     insurance expenses                        420,802       335,213        206,350       167,790        90,496
Interest expense                                73,424        85,998         69,502        41,004        24,895
                                          ------------  ------------   ------------  ------------  ------------

Total benefits and expenses               $    473,116  $    476,026   $    280,848  $    206,619  $    119,988
                                          ============  ============   ============  ============  ============

Income tax expense                        $      7,168  $     30,779   $     30,344  $      8,154  $     10,478
                                          ============  ============   ============  ============  ============

Net income                                $     33,099  $     64,817   $     76,169  $     34,767  $     27,548
                                          ============  ============   ============  ============  ============

STATEMENT OF FINANCIAL CONDITION DATA
Total Assets                              $ 28,036,860  $ 31,702,705   $ 30,881,579  $ 18,848,273  $ 12,894,290
                                          ============  ============   ============  ============  ============

Future fees payable to parent             $    797,055  $    934,410   $    576,034  $    368,978  $    233,034
                                          ============  ============   ============  ============  ============

Surplus Notes                             $    144,000  $    159,000   $    179,000  $    193,000  $    213,000
                                          ============  ============   ============  ============  ============

Shareholder's Equity                      $    577,668  $    496,911   $    359,434  $    250,417  $    184,421
                                          ============  ============   ============  ============  ============

*        On annuity and life insurance sales of $3,834,167, $8,216,167, $6,862,968, $4,159,662, and $3,697,990, during the years ended December 31, 2001, 2000, 1999, 1998 and 1997, respectively, with contractowner assets under management of $26,017,847,
     $29,751,822, $29,396,693, $17,854,761, and $12,119,191, as of December 31, 2001, 2000, 1999, 1998, and 1997, respectively.

Item 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and the notes thereto and Item 6, Selected Financial Data.

 Results of Operations
 ---------------------

Annuity and life insurance sales decreased 53% in 2001 to $3,834,167,000 as compared to a 20% increase in 2000.  The decrease in sales in 2001 was consistent with the general decline in sales throughout the variable annuity industry, attributed in large part to the decline in the equity markets.  The sales growth in 2000 was driven by significant sales volume in the first quarter of 2000 due to the strong equity market performance.  However, the decline in the equity markets during the remainder of the year negatively impacted sales as the first quarter level of sales was not sustained. The Company has announced its intention to focus on the growth of its core variable annuity business, with a continuing focus on increasing sales through innovative product development activities, the expansion of its wholesaling force through recruitment and retention of top producers, and providing consistently good customer service.

 Average assets under management totaled $27,020,489,000 in 2001, $31,413,809,000 in 2000 and $21,984,759,000 in 1999, representing a decrease of 14% in 2001 and an increase of 46% in 2000.  As a result of the decrease in sales volume and average assets under management, annuity and life insurance charges and fees decreased 11% in 2001, as compared to an increase of 46% in 2000.  Fee income generated from transfer agency-type and investment support activities decreased 15% in 2001 and increased 57% in 2000.

Net investment income increased 73% in 2001 compared to 2000 and increased 12% in 2000 compared to 1999.  The increase in 2001 was primarily due to a higher level of fixed maturity investments in support of the Company's risk-based capital objectives. The increase in 2000 was primarily due to the higher level of fixed maturity investments partially offset by $6,939,000 of amortization of premiums paid on derivative instruments. Excluding the derivative amortization, net investment income increased 62% in 2000 as a result of increased fixed maturity investments in support of the Company's risk-based capital objectives.

 Premium income represents premiums earned on the sale of ancillary contracts such as immediate annuities with life contingencies, supplementary contracts with life contingencies and certain life insurance products.  Sales of these products will increase or decrease over time depending on the payout elections of the policyholders.  Management expects supplementary contracts to grow over time with the maturing of the core business lines.

 Net realized investment gains totaled $928,000 in 2001, compared to losses of $688,000 in 2000.   The gross gain in 2001 was
partially offset by losses on securities in the fixed maturity portfolio. The most significant loss was $2,636,000 related to Enron securities.  In addition net realized losses were incurred due to redemption's of mutual fund holdings in support of the Company's non-qualified deferred compensation program.  The change from 1999 to 2000 was primarily due to realized losses on sales of securities in the fixed maturity portfolio. These losses were partially offset by realized gains on sales of fixed maturity investments and mutual funds.

The change in annuity policy reserves includes changes in reserves related to annuity contracts with mortality risks as well as the company's guaranteed minimum death benefit ("GMDB") liability.  The GMDB reserve decreased $43,984,000 in 2001, as the result of an update of certain reserve assumptions during 2001 to reflect more realistic expectations as to risks inherent in the GMDB liability.
These changes reduced the GMDB liability significantly.  Previous assumptions had been based on statutory valuation principles as an approximation for accounting principles generally accepted in the United States ("U.S. GAAP").  In addition, future mortality rates
have been lowered to reflect favorable past experience.   This decrease in 2001 compares to an increase in GMDB reserves of
$44,186,000 in 2000.

 Certain assumptions were also updated in the calculation of the deferred acquisition cost asset, however, offsetting the resulting increase in earnings and equity as a result of changes in the GMDB liability.  The amortization of such costs are determined in large part by changes in the expectations of future gross profits of the variable annuity business.  In 2001, the decline in equity markets resulted in a significantly lower estimate of future gross profits, thereby increasing the expenses recognized through amortization.

 In 1999, the Company began to develop a program utilizing equity put options to manage the risks embedded in the GMDB in annuity contracts that would result from significant declines in the equity markets. Prior to the implementation of the hedge strategies utilizing equity put options, the Company had reinsured substantially all of its exposure on the GMDB liability.  The reinsurance was terminated during the second quarter of 1999 as the reinsurer exited this market.

 Return credited to contractowners consists of revenues on the variable and market value adjusted annuities and variable life insurance, offset by the benefit payments and changes in reserves required on this business.  Market value adjusted annuity activity has the largest impact on this benefit.  In 2001 and 2000, the Separate Account investment returns on the assets supporting market value adjusted annuities were less than the expected returns as calculated in the reserves, contributing to the significant increase in the return credited to contractholders benefit.  In addition, this benefit increased as a result of the amortization of unearned Performance
Advantage target value credits, which increased $12,814,581 in 2001 over 2000 due primarily to increased sales of products containing this feature.  Other significant contributors to the change from 2000 to 2001 include guaranteed minimum death benefit payments on variable annuities, which were driven up due to the market declines in 2001, totaling $2,569,000 net of gains on equity put options as well as increased costs associated with processing of backdated financial transactions.

 Underwriting, acquisition and other insurance expenses for 2001, 2000 and 1999 were as follows:

                 (table in thousands)                        2001               2000              1999
                                                             ----               ----              ----
Commissions and purchase credits                           $ 238,847         $ 393,494      $     358,279
General operating expenses                                   167,044           252,206            214,269
Acquisition costs deferred during the year                  (209,136)         (495,103)          (450,059)
Acquisition costs amortized during the year                  224,047           184,616             83,861
                                                           ---------         ---------          ---------
Net amortization of deferred acquisition costs                14,911          (310,487)          (366,198)
                                                           ---------         ----------         ----------
Underwriting, acquisition and other insurance
     expenses                                              $ 420,802         $ 335,213          $ 206,350
                                                           =========         =========          =========

 Underwriting, acquisition and other insurance expenses increased 26% and 62% in 2001 and 2000, respectively.  Lower sales and asset levels in 2001 led to a 39% decease in commissions and purchase credits.  Partially offsetting this decline, the company launched a commission promotion program during 2001, which increased commissions as a percentage of new sales.  Increased commissions and purchase credits reflect the increase in sales in both 2000 and 1999.

 General operating expenses decreased 34% from 2000 as a result of lower sales-based compensation and expense reduction programs implemented in 2001 (see Note 18 to the consolidated financial statements).  In addition, variable compensation and long-term incentive plan expense have decreased due to the slowdown in sales and decline in equity markets.  Significant investments in new product development and Internet-based technology contributed to general operating expense increases in both 2001 and 2000.

 The company updated certain assumptions in the calculation of expected gross profits used to develop deferred acquisition cost amortization rates to reflect more recent experience and current equity market conditions.  As a result of this the amortization of such costs increased significantly over the year 2000.

The amortization of acquisition costs increased substantially in 2000 compared to 1999 as the associated costs from record sales in late 1999 and early 2000 were recognized in accordance with profit and expense recognition models under U.S. GAAP.

 Interest expense decreased $12,574,000 in 2001 as a result of the reduction in borrowing and increased $16,496,000 in 2000 as a result of additional securitized financing transactions, which consist of the transfer of rights to receive future fees to ASI, which fees collateralize notes issued in private placements by ASI through special purpose trusts ("securitization transactions").  In addition, the Company paid down surplus notes on December 3, 2001 and December 10, 2000 of $15,000,000 and $20,000,000 respectively.
Surplus notes outstanding as of December 31, 2001 and 2000 totaled $144,000,000 and $159,000,000, respectively.

 The effective income tax rates for the years ended December 31, 2001, 2000 and 1999 were 18%, 32% and 28%, respectively.  The effective rate is lower than the corporate rate of 35% due to permanent differences, with the most significant item being the dividend received deduction.  Management believes that, based on the taxable income produced in the past two years, as well as continued growth in annuity sales, the Company will produce sufficient taxable income in future years to realize its deferred tax assets.

 The Company generated net income after tax of $33,099,000, $64,817,000 and $76,169,000  in 2001, 2000 and 1999, respectively.  Equity market volatility during 2001 directly impacted revenues, sales and ultimately expenses for the company.  Revenues were lower than expected due to the significant drop in sales year over year, as well as the negative performance of the mutual funds underlying annuity and insurance contracts.  Benefits were higher than expected due to the death claims paid in excess of the account values of the specific contracts due to GMDB provisions in such contracts.  Expenses were relatively higher compared to sales and assets than in prior periods.  Expense reduction programs were implemented during the year to better match expenses incurred with sales activity and management of the book of business.  Revenue increases in 2000 were more than offset by higher benefits and expenses driven primarily from the increase in the reserve requirement related to the GMDB as a result of the decline in the equity markets.  Investments in new product development and technology also contributed to the increase in expenses.

 The Company considers Mexico an emerging market and has invested in the Skandia Vida operations with the expectation of generating profits from long-term savings products in future years.  As such, Skandia Vida has generated net losses of $2,619,000, $2,540,000 and
$2,523,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

 Total assets declined 12% in 2001 as a direct result of the decrease in separate account assets.  Separate account assets declined consistent with the drop in the equity market, offset  in part by new net sales activity.

 Liabilities declined 12% in 2001 as a result of several factors.  Reserves and Separate Account liabilities required to support the annuity and life insurance business declined consistent with market valuing of the underlying assets as well as the changes in the GMDB reserve.  Payable to affiliate increased due to borrowing from ASI to support temporary operating cash needs.  Reduction in Future Fees
Payable to ASI declined, consistent with the securitization transaction cash flow realized on the designated block of contracts.

 Significant Accounting Policies
 -------------------------------

 For information on the Company's significant accounting policies, see Notes to Consolidated Financial Statements.  Specifically, for
Deferred Acquisition Costs, see Note 2L, for Separate Accounts, see Note 2O and for the Company's employee profit sharing programs, see Note 13.

 Liquidity and Capital Resources
 -------------------------------

 The Company's liquidity requirement was met by cash from insurance operations, investment activities and borrowings from ASI.

 In 2001, the Company had net positive operating cash flow as a result of increased cash from insurance operations and a decreased acquisition cost cash flow strain due to the reduction in sales activity.  In 2000, the majority of the operating cash outflow resulted from the sale of variable annuity and variable life products that carry a contingent deferred sales charge.  This type of product causes a temporary cash strain in that 100% of the proceeds are invested in separate accounts supporting the product leaving a cash
(but not capital) strain caused by the acquisition cost for the new business.  This cash strain required the Company to look beyond the cash made available by insurance operations and investments of the Company to financing in the form of surplus notes, capital contributions, cash advances, securitization transactions and modified coinsurance reinsurance arrangements:

o        During 2001 and 2000, the Company received $45,500,000 and $69,000,000, respectively, from ASI to support the solvency capital needs and anticipated growth in business of its U.S. operations.  In addition, the Company received $2,500,000 and
     $2,450,000 from ASI in 2001 and 2000, respectively, to support its investment in Skandia Vida.

o        In 2001, in anticipation of more permanent financing, the Company received approximately $100,000,000 from ASI in the form of cash advances.  These amounts are reported as Payable to Affiliates in the Consolidated Statements of Financial Condition.

o        Funds received from new securitization transactions amounted to $476,288,000 in 2000 (see Note 8 to the consolidated financial statements).

o        During 2001 and 2000, the Company extended its reinsurance agreements.  The Company also entered into a reinsurance agreement with SICL in 2000.  The reinsurance agreements are modified coinsurance arrangements where the reinsurer shares in the experience of a specific book of business.

 The Company expects the continued use of reinsurance and securitization transactions to fund the cash strain anticipated from the acquisition costs on future years' sales volume.

 As of December 31, 2001 and 2000, shareholder's equity totaled $577,668,000 and $496,911,000, respectively.  The increases were driven by the previously mentioned capital contributions received from ASI and net income from operations.

 The Company has long-term surplus notes and short-term borrowings from ASI.  No dividends have been paid to ASI.

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

Outlook
-------

The Company believes that it is well positioned to retain and enhance its position as a leading provider of financial products for long-term savings and retirement purposes as well as to address the economic impact of premature death, estate planning concerns and supplemental retirement needs.  The Company has renewed its focus on its core variable annuity business, offering innovative long-term savings and income products, strengthening its wholesaling efforts and providing consistently good customer service in order to gain market share and improve profitability in an increasingly competitive market.

The Gramm-Leach-Bliley Act of 1999 (the Financial Services Modernization Act) permits affiliation among banks, securities firms and insurance companies.  This legislative change has created opportunities for continued consolidation in the financial services industry and increased competition as large companies offer a wide array of financial products and services.

Various other legislative initiatives could impact the Company such as pension reform, capital gains and estate tax changes, privacy standards and Internet regulation.  Additional pension reform may change current tax deferral rules and allow increased contributions to retirement plans, which may lead to higher investments in tax-deferred products and create growth opportunities for the Company.
A capital gains tax reduction may cause tax-deferred products to be less attractive to consumers, which could adversely impact the
Company.  New privacy standards and Internet regulation may impact the Company's strategic initiatives, especially related to potential business relationships with web-based technology providers.

 Forward Looking Information
 ---------------------------

The Private Securities Litigation Reform Act of 1995 (the "1995 Act") provides a "safe harbor" for forward-looking statements, so long as those statements are identified as forward-looking, and the statements are accompanied by meaningful cautionary statements that identify important factors that could cause actual results to differ materially from those discussed in the statement.  We want to take advantage of these safe harbor provisions.

Certain information contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations is
forward-looking within the meaning of the 1995 Act or Securities and Exchange Commission rules.

These forward-looking statements rely on a number of assumptions concerning future events, and are subject to a number of significant uncertainties and results to differ materially from these statements.  You should not put undue reliance on these forward-looking statements.  We disclaim any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

 Item 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to potential fluctuations in earnings and the fair value of certain of its assets and liabilities, as well as variations in expected cash flows due to changes in market interest rates and equity prices. The following discussion focuses on specific exposures the Company has to interest rate and equity price risk and describes strategies used to manage these risks, and includes "forward-looking statements" that involve risk and uncertainties.  The discussion is limited to financial instruments subject to market risks and is not intended to be a complete discussion of all of the risks to which the Company is exposed.

 Interest Rate Risk
 ------------------

 Fluctuations in interest rates can potentially impact the Company's profitability and cash flows. At December 31, 2001, 97% of assets held under management by the Company are in non-guaranteed Separate Accounts for which the Company's exposure is not significant, as the contractowner assumes substantially all the investment risk.  On the remaining 3% of assets, the interest rate risk from contracts that carry interest rate exposure is managed through an asset/liability matching program which takes into account the risk variables of the insurance liabilities supported by the assets.

 At December 31, 2001, the Company held fixed maturity investments in its general account that are sensitive to changes in interest rates.  These securities are held in support of the Company's fixed immediate annuities,  fixed supplementary contracts, the fixed investment option offered in its variable life insurance contracts, and in support of the Company's target solvency capital.  The
Company has a conservative investment philosophy with regard to these investments.  All investments are investment grade corporate securities, government agency or U.S. government securities.

 The Company's deferred annuity products offer a fixed option which subjects the Company to interest rate risk.  The fixed option guarantees a fixed rate of interest for a period of time selected by the contractowner.  Guarantee period options available range from one to ten years.  Withdrawal of funds, or transfer of funds to variable investment options, before the end of the guarantee period subjects the contractowner to a market value adjustment ("MVA").  In the event of rising interest rates, which make the fixed maturity securities underlying the guarantee less valuable, the MVA could be negative.  In the event of declining interest rates, which make the fixed maturity securities underlying the guarantee more valuable, the MVA could be positive.  The resulting increase or decrease in the value of the fixed option, from calculation of the MVA, should substantially offset the increase or decrease in the market value of the securities underlying the guarantee.  The Company maintains strict asset/liability matching to enable this offset.  However, the Company still takes on the default risk for the underlying securities, the interest rate risk of reinvestment of interest payments and the risk of failing to maintain the asset/liability matching program with respect to duration and convexity.

Liabilities held in the Company's guaranteed separate account as of December 31, 2001 totaled $1,092,944,000.  Fixed income investments supporting those liabilities had a fair value of $1,092,944,000.  The Company performed a sensitivity analysis on these interest-sensitive liabilities and assets at December 31, 2001.  The analysis showed that an immediate decrease of 100 basis points in interest rates would result in a net increase in liabilities and the corresponding assets of approximately $37,300,000 and
$41,500,000, respectively.  An analysis of a 100 basis point decline in interest rates at December 31, 2000 showed a net increase in interest-sensitive liabilities and the corresponding assets of approximately $39,800,000 and $39,900,000, respectively.

 Equity Market Exposure
 ----------------------

 The primary equity market risk to the Company comes from the nature of the variable annuity and variable life products sold by the
Company.  Various fees and charges earned are substantially derived as a percentage of the market value of assets under management.
In a market decline, this income would be reduced.  This could be further compounded by customer withdrawals, net of applicable surrender charge revenues, partially offset by transfers to the fixed option discussed above.  A 10% decline in the market value of the assets under management at December 31, 2001, sustained throughout 2002, would result in an approximate drop in related annual fee income of $49,727,000.  This result was not materially different than the result obtained from the analysis performed as of
December 31, 2000.

 Another equity market risk exposure of the Company relates to the guaranteed minimum death benefit liability.  Declines in equity markets and, correspondingly, the performance of the mutual funds underlying the Company's products, increase the guaranteed minimum death benefit liabilities.  As discussed in Note 2E of the consolidated financial statements, the Company uses derivative instruments to hedge against the risk of significant decreases in equity markets.  Prior to the implementation of this program, the Company used reinsurance to mitigate this risk.

 The Company has a small portfolio of equity investments consisting of mutual funds, which are held in support of a deferred compensation program.  In the event of a decline in market values of underlying securities, the value of the portfolio would decline;
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

See index to Consolidated Financial Statements and Supplementary Data on page 16.

Item 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Item 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name of Executive Officer
-------------------------
   and/or Director               Principal Position                                                     Age*
   ---------------               ------------------                                                     ----
Wade A. Dokken                   President and Chief Executive Officer                                   42
Patricia J. Abram                Senior Vice President, Marketing                                        50
Lincoln R. Collins               Senior Vice President, Chief Operating Officer and Director             41
Thomas M. Mazzaferro             Executive Vice President, Chief Financial Officer and Director          48
Michael A. Murray                Senior Vice President                                                   33
Robert G. Whitcher               Director                                                                56
Kirk P. Wickman                  Senior Vice President and General Counsel                               44
Brett M. Winson                  Senior Vice President, Human Resources                                  46

--------------------------------
* As of March 25, 2002

Executive Officers' and Directors' Business Experience During Past Five Years
-----------------------------------------------------------------------------

Wade A. Dokken became President and Chief Executive Officer of the Company in June, 2000.  Previously, Mr. Dokken served in management positions with the Company since 1989.

Patricia J. Abram joined the Company in 1998.  Previously, she held the position of Senior Vice President, Chief Marketing Officer with Mutual Service Corporation, where she was employed beginning in 1982.

Lincoln R. Collins became Senior Vice President and Chief Operating Officer of the Company in 2001.  Previously, Mr. Collins served in management positions with the Company since 1988.  Mr. Collins has been a Director of the Company since February, 1996.

Thomas M. Mazzaferro joined the Company in 1988 and has been Chief Financial Officer of the Company since 1990.  Mr. Mazzaferro has been a Director of the Company since September, 1994.

Michael A. Murray joined the Company in 1994.  Mr. Murray principally serves as an executive officer of the Company's affiliate,
American Skandia Marketing, Incorporated, with responsibility for marketing of mutual funds.

Robert G. Whitcher has served as a Director of the Company since October, 2001.  Mr. Whitcher joined the Company in 1997 and has been
Executive Assistant to the President and Chief Executive Officer of the Company since June 2000.  Prior to joining the Company, Mr.
Whitcher served as Director of Business Development for Technology Service Corporation from November 1996 until May 1997.

Kirk P. Wickman joined the Company as Senior Vice President and General Counsel in March 2001.  Previously, Mr. Wickman held positions with Aetna Inc. since 1992, most recently as Senior Vice President and General Counsel of Aetna Financial Services.

Brett M. Winson has been Senior Vice President, Human Resources since 1998.  He previously held the position of Senior Vice President of Sakura Bank, Ltd. since 1990.

Item 11.       EXECUTIVE COMPENSATION

Summary Compensation Table:  The summary table below summarizes the compensation paid to the Chief Executive Officer and to the four most highly compensated of our executive officers whose compensation exceeded $100,000 in 2001.

(Dollars in thousands)                           Annual Compensation        Long-Term
                                                        ------------
                                                                          Compensation
                                                                          ------------
                                                                                                   All Other
Name and Principal Position            Year        Salary        Bonus            Payouts       Compensation
---------------------------            ----        ------        -----            -------       ------------
Wade A. Dokken                         2001          $816         $350             $1,092                $10
President& Chief Executive         2000           546        1,604                882                 10
Officer (effective 6/1/00)             1999           274        1,150                480                 10

Michael A. Murray                      2001           206          396                 28                 10
Senior Vice President                  2000           167          628                 17                 10
                                       1999           126          738                  9                 10

Bayard F. Tracy                        2001           272          320                419                 10
Senior Vice President (Former)         2000           163          870                339                 10
                                       1999           161          541                150                 10

Brett M. Winson                        2001           320          228                  0                 10
Senior Vice President                  2000           261          396                  0                 10
                                       1999           241          100                  0                 10

Kirk P. Wickman                        2001           290          236                  0                  6
Senior Vice President and              2000             0            0                  0                  0
General Counsel                        1999             0            0                  0                  0

Long Term Incentive Plan Awards in the last fiscal year:  The following table provides information regarding the long-term incentive plan units awarded in 2001.  Units are awarded to executive officers and other employees.  The table shows units awarded to the Chief
Executive Officer and the four most highly compensated of our executive officers whose compensation exceeded $100,000 in 2001.  This program is designed to induce participants to remain with the Company over long periods of time and to tie a portion of their compensation to the fortunes of the Company.

Currently, the program consists of multiple plans for executives and employees.  Participants are awarded units at the     beginning
of a plan.  Generally, participants must remain employed by the Company or its affiliates at the time such units are payable in order to receive any payments under the plan.  There are certain exceptions, such as in cases of retirement or death.

Changes in the value of units reflect changes in the "embedded value" of the Company and certain of its affiliates.  "Embedded value" is the net asset value of the Company and certain of its affiliates (valued at market value and not including the present value of future profits), plus the present value of the anticipated future profits (valued pursuant to state insurance law) on existing business in force.  Units will not have any value for participants if the embedded value does not increase by certain target percentages during the first four years of a plan (the growth period).  The target percentages may differ between each plan.  Any amounts available under an executive plan are paid out in the fifth year and under an employee plan are paid out in the fourth year.
The amount to be received by a participant after the growth period is the appreciation multiplied by the number of units held.

(dollars in thousands)
                                         Long-Term Incentive Plans - Awards in Last Fiscal Year
                                         ------------------------------------------------------

                              Number of       Period Until               Estimated Future Payments
                                                                         -------------------------
Name                            Units          Maturation        Threshold        Target          Maximum
----                            -----          ----------        ---------        ------          -------

Wade A. Dokken                 311,688         12/31/2004          $0.0          $1,200.0        $2,400.0
Bayard F. Tracy                187,013         12/31/2004          $0.0           $357.2         $1,080.0
Michael A. Murray              124,675         12/31/2004          $0.0           $238.1          $720.0
Brett M. Winson                218,182         12/31/2004          $0.0           $416.7         $1,260.0
                                6,300          12/31/2003          $0.0            $47.3             -
Kirk P. Wickman                93,506          12/31/2004          $0.0           $178.6          $540.0

The Company's directors, each of whom is an officer of the Company, did not receive any additional compensation in 2001 for their service as directors of the Company.

Item 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

None.

Item 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

PART IV

Item 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Financial Information
         (1)     Financial Statements                               See Index to Consolidated Financial
                                                                    Statements on Page 16
         (2)     Financial Statement Schedules                      None*

(b)      Exhibits
         (2)     Plans of acquisition, reorganization,              None
                 arrangement, liquidation or succession
         (3)     Articles of Incorporation and By-Laws              Incorporated by reference to the
                                                                    Company's Form N-4 (Reg. 33-19363)
         (4)     Instruments defining the right of security         Incorporated by reference to the
                 holders including indentures                       Company's Reg. 33-62953, 33-88360,
                                                                    33-89676, 33-91400, 333-00995,
                                                                    333-02867,333-24989, 333-25761,
                                                                    333-53596, 333-26695,
                                                                    333-51896 and 333-55608

         (9)     Voting Trust Agreement                             None
         (10)    Material Contracts                                 Incorporated by reference to the
                                                                    Company's Forms S-2 (Reg. 33-53596)
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
         (21)    Subsidiaries of the registrant                     Incorporated by reference to Reg.
                                                                    333-80710
         (22)    Published report regarding matters submitted to    None
                 vote of security holders
         (23)    Consents of experts and counsel                    Not required to be filed
         (24)    Powers of Attorney                                 Incorporated by reference to the
                                                                    Company's Form S-2 (Reg. 333-53596)
         (99)    Additional exhibits                                None

*    Schedules are omitted because they are either not applicable or because the information required therein is included in the Notes to Consolidated Financial Statements.

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                                     (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                                                   Consolidated Financial Statements

                                                           December 31, 2001

                                                                 Index

                                                                                                      Page
Report of Independent Auditors                                                                         18
Consolidated Statements of Financial Condition as of December 31, 2001 and 2000                        19
Consolidated Statements of Income for the Years ended December 31, 2001, 2000 and 1999                 20
Consolidate Statements of Shareholder's Equity for the Years ended December 31, 2001, 2000 and 1999    21
Consolidate Statements of Cash Flows for the Years ended December 31, 2001, 2000 and 1999              22
Notes to Consolidated Financial Statements                                                             23

Schedules are omitted because they are either not applicable or because the information required therein is included in the Notes to
Consolidated Financial Statements.

                                                    Report of Independent Auditors

To the Board of Directors and Shareholder of
American Skandia Life Assurance Corporation
Shelton, Connecticut

We have audited the  consolidated  statements of financial  condition of American  Skandia Life  Assurance  Corporation  (the "Company"
which is a wholly-owned  subsidiary of Skandia Insurance  Company Ltd.) as of December 31, 2001 and 2000, and the related  consolidated statements  of income,  shareholder's  equity and cash flows for each of the three years in the period ended  December 31, 2001.  These consolidated  financial statements are the responsibility of the Company's  management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion,  the financial  statements  referred to above present fairly,  in all material  respects,  the  consolidated  financial position  of American  Skandia  Life  Assurance  Corporation  at December  31,  2001 and 2000,  and the  consolidated  results of their operations  and their cash flows for each of the three years in the period  ended  December  31,  2001 in  conformity  with  accounting principles generally accepted in the United States.

As discussed in Note 2, the Company adopted Financial Accounting Standards (FAS) No. 133, Accounting for Derivative Instruments and
Hedging Activities.

/s/ Ernst & Young LLP
------------------------------------

Hartford, Connecticut
February 2, 2002

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                                     (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                                            Consolidated Statements of Financial Condition
                                                         (table in thousands)

                                                                           As of December 31,
                                                                          2001            2000
                                                                          ----            ----
ASSETS
------
Investments:
   Fixed maturities - at fair value                                  $       362,831 $       285,708
   Equity securities - at fair value                                          45,083          20,402
   Derivative instruments                                                      5,525           3,015
   Policy loans                                                                6,559           3,746
                                                                     --------------- ---------------

     Total investments                                                       419,998         312,871

Cash and cash equivalents                                                     32,231          76,499
Accrued investment income                                                      4,737           5,209
Deferred acquisition costs                                                 1,383,281       1,398,192
Reinsurance receivable                                                         5,863           3,642
Receivable from affiliates                                                     3,283           3,327
Income tax receivable                                                         30,537          34,620
State insurance licenses                                                       3,963           4,113
Fixed assets                                                                  20,734          10,737
Other assets                                                                  96,967          96,403
Separate account assets                                                   26,038,549      29,757,092
                                                                     --------------- ---------------

     Total assets                                                    $    28,040,143 $    31,702,705
                                                                     =============== ===============

LIABILITIES AND SHAREHOLDER'S EQUITY
------------------------------------
Liabilities:
Reserves for future insurance policy and contract benefits           $        89,740 $       135,545
Drafts outstanding                                                            64,438          63,758
Accounts payable and accrued expenses                                        160,261         137,040
Deferred income taxes                                                         54,980           8,949
Payable to affiliates                                                        103,452               -
Future fees payable to American Skandia, Inc. ("ASI")                        797,055         934,410
Short-term borrowing                                                          10,000          10,000
Surplus notes                                                                144,000         159,000
Separate account liabilities                                              26,038,549      29,757,092
                                                                     --------------- ---------------

     Total Liabilities                                                    27,462,475      31,205,794
                                                                     --------------- ---------------

Shareholder's equity:
Common stock, $100 par value, 25,000 shares authorized,
   issued and outstanding                                                      2,500           2,500
Additional paid-in capital                                                   335,329         287,329
Retained earnings                                                            239,078         205,979
Accumulated other comprehensive income                                           761           1,103
                                                                     --------------- ---------------

     Total Shareholder's equity                                              577,668         496,911
                                                                     --------------- ---------------

     Total liabilities and shareholder's equity                      $    28,040,143 $    31,702,705
                                                                     =============== ===============

                                            See notes to consolidated financial statements.

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                                     (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                                                   Consolidated Statements of Income
                                                         (tables in thousands)

                                                                       For the Year Ended December 31,
                                                                      2001          2000           1999
                                                                      ----          ----           ----

REVENUES
--------

Annuity and life insurance charges and fees                       $    378,693  $    424,578  $    289,989
Fee income                                                             111,196       130,610        83,243
Net investment income                                                   20,126        11,656        10,441
Premium income                                                           1,218         3,118         1,278
Net realized capital gains (losses)                                        928          (688)          578
Other                                                                    1,222         2,348         1,832
                                                                  ------------  ------------  ------------

   Total revenues                                                      513,383       571,622       387,361
                                                                  ------------  ------------  ------------

EXPENSES
--------

Benefits:
   Annuity and life insurance benefits                                   1,955           751           612
   Change in annuity and life insurance policy reserves                (39,898)       45,018         3,078
   Cost of minimum death benefit reinsurance                                 -             -         2,945
   Return credited to contractowners                                    16,833         9,046        (1,639)
                                                                  ------------  ------------  -------------

                                                                       (21,110)       54,815         4,996

Other:
   Underwriting, acquisition and other insurance
     expenses                                                          420,802       335,213       206,350
   Interest expense                                                     73,424        85,998        69,502
                                                                  ------------  ------------  ------------

                                                                       494,226       421,211       275,852
                                                                  ------------  ------------  ------------

   Total benefits and expenses                                         473,116       476,026       280,848
                                                                  ------------  ------------  ------------

     Income from operations before income tax                           40,267        95,596       106,513

       Income tax expense                                                7,168        30,779        30,344
                                                                  ------------  ------------  ------------

         Net income                                               $     33,099  $     64,817  $     76,169
                                                                  ============  ============  ============

                                            See notes to consolidated financial statements.

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                                     (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                                            Consolidated Statements of Shareholder's Equity
                                                         (table in thousands)

                                                                  For the Year Ended December 31,
                                                               2001             2000             1999
                                                               ----             ----             ----

Common stock:
   Beginning balance                                        $     2,500      $     2,500      $     2,000
   Increase in par value                                              -                -              500
                                                            -----------      -----------      -----------

     Ending balance                                               2,500            2,500            2,500
                                                            -----------      -----------      -----------

Additional paid in capital:
   Beginning balance                                            287,329          215,879          179,889
   Transferred to common stock                                        -                -             (500)
   Additional contributions                                      48,000           71,450           36,490
                                                            -----------      -----------      -----------

     Ending balance                                             335,329          287,329          215,879
                                                            -----------      -----------      -----------

Retained earnings:
   Beginning balance                                            205,979          141,162           64,993
   Net income                                                    33,099           64,817           76,169
                                                            -----------      -----------      -----------

     Ending balance                                             239,078          205,979          141,162
                                                            -----------      -----------      -----------

Accumulated other comprehensive income (loss):
   Beginning balance                                              1,103             (107)           3,535
   Other comprehensive income                                      (342)           1,210           (3,642)
                                                            ------------     -----------      ------------

     Ending balance                                                 761            1,103             (107)
                                                            -----------      -----------      ------------

       Total shareholder's equity                           $   577,668      $   496,911      $   359,434
                                                            ===========      ===========      ===========

                                            See notes to consolidated financial statements.

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                                     (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                                                 Consolidated Statements of Cash Flows
                                                         (table in thousands)

                                                                          For the Year Ended December 31,
                                                                           2001        2000        1999
                                                                           ----        ----        ----
Cash flow from operating activities:
   Net income                                                           $    33,099 $    64,817 $    76,169
   Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
     Amortization and depreciation                                            1,833       7,565       1,495
     Deferred tax expense                                                    46,215      60,023     (10,903)
     (Decrease) increase in policy reserves                                 (34,679)     50,892       4,367
     Increase (decrease) in payable to affiliates, net                      103,496     (72,063)     69,897
     Change in income tax receivable                                          4,083     (58,888)     17,611
     Increase in other assets                                                  (564)    (59,987)    (32,954)
     Decrease in accrued investment income                                      472      (1,155)     (1,174)
     (Increase) decrease in reinsurance receivable                           (2,221)        420         129
     Net decrease (increase) in deferred acquisition costs                   14,911    (310,487)   (366,198)
     Increase (decrease) in accounts payable and accrued
expenses                                                                     23,221     (21,550)     66,763
     Increase in drafts outstanding                                             680      12,699      22,118
     Investment losses (gains) on derivatives                                 2,902      (3,435)      3,749
     Net realized capital (gains) losses on investments                        (928)        688        (578)
                                                                        ----------------------- ------------
       Net cash provided by (used in) operating activities                  192,520    (330,461)   (149,509)
                                                                        ----------- ------------------------

Cash flow from investing activities:
     Purchase of fixed maturity investments                                (462,820)   (380,737)    (99,250)
     Proceeds from sale and maturity of fixed
       maturity investments                                                 390,816     303,736      36,226
     Purchase of derivatives                                                (66,487)     (6,722)     (4,974)
     Proceeds from exercise of derivative instruments                        61,075           -           -
     Purchase of shares in equity securities                                (55,430)    (18,136)    (17,703)
     Proceeds from sale of shares in equity securities                       25,228       8,345      14,657
     Purchase of fixed assets                                               (10,773)     (7,348)     (3,178)
     Increase in policy loans                                                (2,813)     (2,476)       (701)
                                                                        ------------------------------------
       Net cash used in investing activities                               (121,204)   (103,338)    (74,923)
                                                                        ------------------------------------

Cash flow from financing activities:
     Capital contribution from parent                                        48,000      71,450      36,490
     Repayment of surplus notes                                             (15,000)    (20,000)    (14,000)
     (Decrease) increase in future fees payable to ASI, net                (137,355)    358,376     207,056
     Net (withdrawals) deposits (from) to contractowner accounts            (11,126)     11,361       5,872
                                                                        -----------------------------------
       Net cash (used in) provided by financing activities                 (115,481)    421,187     235,418
                                                                        ----------------------- -----------

       Net (decrease) increase in cash and cash equivalents                 (44,165)    (12,612)     10,986
       Cash and cash equivalents at beginning of period                      76,499      89,212      77,525
       Change in foreign currency translation, net                             (103)       (101)        701
                                                                        -----------------------------------
       Cash and cash equivalents at end of period                       $    32,231 $    76,499 $    89,212
                                                                        =========== =========== ===========
     Income taxes (received) paid                                       $   (43,130)$    29,644 $    23,637
                                                                        ======================= ===========
     Interest paid                                                      $    43,843 $    85,551 $    69,697
                                                                        ===========  ========== ===========
                                            See notes to consolidated financial statements.

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                                     (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                                              Notes to Consolidated Financial Statements
                                                           December 31, 2001

1.       ORGANIZATION AND OPERATION

         American Skandia Life Assurance Corporation (the "Company") is a wholly-owned subsidiary of American Skandia, Inc. ("ASI")
         whose ultimate parent is Skandia Insurance Company Ltd., ("SICL") a Swedish Corporation.

         The Company develops long-term savings and retirement products which are distributed through its affiliated broker/dealer company, American Skandia Marketing, Incorporated ("ASM").  The Company currently issues variable and term life insurance and variable, fixed, market value adjusted deferred and immediate annuities for individuals, groups and qualified pension plans.
         The Company has announced its intention to focus on its core variable annuity business by exiting the qualified pension plan market and limiting its variable life insurance offerings to single premium products, as well as term life.  The Company does not expect to incur any significant costs to exit these businesses.

         The Company has 99.9% ownership in Skandia Vida, S.A. de C.V. ("Skandia Vida"), which is a life insurance company domiciled in
         Mexico.  Skandia Vida had total shareholder's equity of approximately $4,179,000 and $4,402,000 as of December 31, 2001, and
         2000, respectively.  The Company considers Mexico an emerging market and has invested in the Skandia Vida operations with the expectation of generating profits from long-term savings products in future years.  As such, Skandia Vida has generated net losses of approximately $2,619,000, $2,540,000 and $2,523,000 in 2001, 2000 and 1999, respectively.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A.       Basis of Reporting
                  ------------------

                  The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States ("U.S. GAAP").  Intercompany transactions and balances between the Company and Skandia Vida have been eliminated in consolidation.

                  Certain reclassifications have been made to prior year amounts to conform with current year presentation.

         B.       New Accounting Standard
                  -----------------------

                  Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for
                  Derivative Instruments and Hedging Activities," as amended by SFAS 137 and SFAS 138 (collectively "SFAS 133").
                  Derivative instruments held by the Company consist of equity option contracts utilized to manage the economic risks associated with the guaranteed minimum death benefits ("GMDB").  These derivative instruments are carried at fair value.  Realized and unrealized gains and losses are reported in the Consolidated Statement of Income, consistent with the item being hedged, as a component of return credited to contractowners.  The adoption of SFAS No. 133 did not have a material effect on the Company's financial statements.

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                                     (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                                        Notes to Consolidated Financial Statements (continued)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

                  Effective April 1, 2001, the Company adopted the Emerging Issues Task Force ("EITF") Issue 99-20, "Recognition of
                  Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets."  Under
                  the consensus, investors in certain asset-backed securities are required to record changes in their estimated yield on a prospective basis and to evaluate these securities for an other than temporary decline in value.  If the fair value of the asset-backed security has declined below its carrying amount and the decline is determined to be other than temporary, the security is written down to fair value.  The adoption of EITF Issue 99-20 did not have a significant effect on the Company's financial statements.

         C.       Future Accounting Standard
                  --------------------------

                  In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards.
                  No. 142 "Accounting for Goodwill and Intangible Assets." ("SFAS 142").  Under the new standard, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the new standard.  Other intangible assets will continue to be amortized over their useful lives.

                  The Company will apply the new rules on the accounting for goodwill and other intangible assets beginning in the first quarter of 2002.  The Company is still assessing the impact of the new standard, however, the adoption of SFAS
                  142 is not expected to have a significant impact on the Company's financial statements.

D.       Investments
--------------------

                  The Company has classified its fixed maturity investments as available-for-sale and, as such, they are carried at fair value with changes in unrealized gains and losses reported as a component of other comprehensive income.

                  The Company has classified its mutual fund investments held in support of a deferred compensation plan (see Note 13)
                  as available-for-sale.  Such investments are carried at fair value with changes in unrealized gains and losses reported as a component of other comprehensive income.

                  Policy loans are carried at their unpaid principal balances.

                  Realized gains and losses on disposal of investments are determined by the specific identification method and are included in revenues.

         E.       Derivative Instruments
                  ----------------------

                  The Company uses derivative instruments which consist of equity option contracts for risk management purposes, and not for trading or speculation.  The Company economically hedges the GMDB exposure associated with market value fluctuations.

                  AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                                     (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                                        Notes to Consolidated Financial Statements (continued)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

                  Based on criteria described in SFAS 133, the Company's hedges do not qualify as "effective" hedges and, therefore, hedge accounting may not be applied.  Accordingly, the derivative investments are carried at fair value with changes in unrealized gains and losses being recorded in income.  As such, both realized and unrealized gains and losses are reported in the Consolidated Statements of Income, consistent with the item being hedged, as a component of return credited to contractowners.

F.       Cash Equivalents
         ----------------

                  The Company considers all highly liquid time deposits, commercial paper and money market mutual funds purchased with a maturity at date of acquisition of three months or less to be cash equivalents.

G.       Fair Values of Financial Instruments
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

                  Fair values of equity securities are based on quoted market prices.

                  The fair value of derivative instruments is determined based on the current value of the underlying index.

                  The carrying value of cash and cash equivalents (cost) approximates fair value due to the short-term nature of these investments.

                  The carrying value of short-term borrowings (cost) approximates fair value due to the short-term nature of these liabilities.

                  Fair values of certain financial instruments, such as future fees payable to ASI and surplus notes are not readily determinable and are excluded from fair value disclosure requirements.

         H.       State Insurance Licenses
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

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                                     (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                                        Notes to Consolidated Financial Statements (continued)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         I.       Software Capitalization
                  -----------------------

                  The Company capitalizes certain costs associated with internal use software in accordance with the American
                  Institute of Certified Public Accountants Statement of Position 98-1, "Accounting for the Costs of Software
                  Developed or Obtained for Internal Use" ("SOP 98-1").  SOP 98-1, which was adopted prospectively as of
                  January 1, 1999, requires the capitalization of certain costs incurred in connection with developing or obtaining internal use software.  Prior to the adoption of SOP 98-1, the Company expensed all internal use software related costs as incurred.  Details of the capitalized software costs, which are included in fixed assets, and related amortization for the years ended December 31, are as follows:

                  (table in thousands)                                  2001          2000         1999
                                                                        ----          ----         ----
                  Balance at beginning of year                        $    7,212   $    2,920    $        -
                  Software costs capitalized during the year               5,210        4,804         3,035
                  Software costs amortized during the year               (2,660)        (512)         (115)
                                                                     -----------  -----------   -----------
                  Balance at end of year                              $    9,762   $    7,212    $    2,920
                                                                     ===========  ===========   ===========

                  Capitalized software costs are amortized on a straight-line basis over three years.

         J.       Income Taxes
                  ------------

                  The Company is included in the consolidated federal income tax return filed by Skandia U.S. Inc. and its U.S.
                  subsidiaries.  In accordance with the tax sharing agreement, the federal income tax provision is computed on a separate return basis as adjusted for consolidated items.  Pursuant to the terms of this agreement, the Company has the right to recover the value of losses utilized by the consolidated group in the year of utilization.  To the extent the Company generates income in future years, the Company is entitled to offset future taxes on that income through the application of its loss carryforward generated in the current year.

                  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

         K.       Recognition of Revenue and Contract Benefits
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
                  Fee income from mutual fund organizations is realized based on assets under management.

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                                     (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                                        Notes to Consolidated Financial Statements (continued)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

                  Revenues for variable immediate annuity and supplementary contracts with and without life contingencies consist of certain charges against contractowner account values including mortality and expense risks and administration fees.
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

                  Revenues for fixed immediate annuity and fixed supplementary contracts without life contingencies consist of net investment income.  Revenues for fixed immediate annuity contracts with life contingencies consist of single premium payments recognized as annuity considerations when received.  Benefit reserves for these contracts are based on applicable actuarial standards with assumed interest rates that vary by issue year.  Assumed interest rates ranged from 6.25% to 8.25% at December 31, 2001 and 2000.

                  Revenues for variable life insurance contracts consist of charges against contractowner account values for mortality and expense risk fees, administration fees, cost of insurance fees, taxes and surrender charges.  Certain contracts also include charges against premium to pay state premium taxes.  Benefit reserves for variable life insurance contracts represent the account value of the contracts and are included in the separate account liabilities.

         L.       Deferred Acquisition Costs
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

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                                     (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                                        Notes to Consolidated Financial Statements (continued)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

                  Details of the deferred acquisition costs and related amortization for the years ended December 31, are as follows:

                  (in thousands)                                   2001           2000            1999
                                                                   ----           ----            ----
                  Balance at beginning of year                $  1,398,192    $  1,087,705   $    721,507
                  Acquisition costs deferred during the year
                                                                   209,136         495,103        450,059
                  Acquisition costs amortized during the
                       year                                       (224,047)       (184,616)       (83,861)
                                                              -------------   -------------  -------------
                  Balance at end of year                      $  1,383,281    $  1,398,192   $  1,087,705
                                                              ============    ============   ============

         M.       Reinsurance
                  -----------

                  The Company cedes reinsurance under modified co-insurance arrangements.  These reinsurance arrangements provide additional capacity for growth in supporting the cash flow strain from the Company's variable annuity and variable life insurance business.  The reinsurance is effected under quota share contracts.

                  The Company reinsured its exposure to market fluctuations associated with its GMDB liability in the first half of
                  1999.  Under this reinsurance agreement, the Company ceded premiums of approximately $2,945,000; received claim reimbursements of approximately $242,000; and, recorded a decrease in ceded reserves of approximately $2,763,000 in
                  1999.

At December 31, 2001 and 2000, in accordance with the provisions of modified coinsurance agreements, the Company accrued approximately $7,733,000 and $4,339,000, respectively, for amounts receivable from favorable reinsurance experience on certain blocks of variable annuity business.

         N.       Translation of Foreign Currency
                  -------------------------------

                  The financial position and results of operations of Skandia Vida are measured using local currency as the functional currency.  Assets and liabilities are translated at the exchange rate in effect at each year-end.  Statements of income and changes in shareholder's equity accounts are translated at the average rate prevailing during the year.
                  Translation adjustments arising from the use of differing exchange rates from period to period are reported as a component of other comprehensive income.

         O.       Separate Accounts
                  -----------------

                  Assets and liabilities in Separate Accounts are included as separate captions in the consolidated statements of financial condition.  Separate Account assets consist principally of long term bonds, investments in mutual funds, short-term securities and cash and cash equivalents, all of which are carried at fair value.  The investments are managed predominately through the Company's investment

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                                     (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                                        Notes to Consolidated Financial Statements (continued)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

                  advisory affiliate, American Skandia Investment Services, Inc. ("ASISI"), utilizing various fund managers as sub-advisors.  The remaining investments are managed by independent investment firms.  The contractowner has the option of directing funds to a wide variety of investment options, most of which invest in mutual funds.  The investment risk on the variable portion of a contract is borne by the contractowner.  Fixed options with minimum guaranteed interest rates are also available.  The Company bears the credit risk associated with the investments that support these fixed options.

                  Included in Separate Account liabilities are reserves of approximately $1,092,944,000 and $1,059,987,000 at December 31,
                  2001 and 2000, respectively, relating to annuity contracts for which the contractowner is guaranteed a fixed rate of return.  Separate
                  Account assets of approximately $1,092,944,000 and $1,059,987,000 at December 31, 2001 and 2000, respectively, consisting of long term bonds, short-term securities, transfers due from the general account and cash and cash equivalents are held in support of these annuity obligations, pursuant to state regulation.

         P.       Estimates
                  ---------

                  The preparation of financial statements in conformity with U.S. GAAP requires that management make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The more significant estimates and assumptions are related to deferred acquisition costs and involve policy lapses, investment return and maintenance expenses.  Actual results could differ from those estimates.

3.       COMPREHENSIVE INCOME

         The components of comprehensive income, net of tax, for the years ended December 31 were as follows:

         (table in thousands)                                                 2001        2000       1999
                                                                              ----        ----       ----
         Net income                                                        $  33,099  $  64,817   $  76,169
         Other comprehensive income:
            Unrealized investment losses on available sale securities
                                                                                (448)    (1,681)     (3,438)
            Reclassification adjustment for realized losses (gains)
              included in investment income                                      173      2,957        (660)
                                                                           ---------  ---------   ----------
            Net unrealized gains (losses) on securities                         (275)     1,276      (4,098)
            Foreign currency translation                                         (67)       (66)        456
                                                                           ---------- ----------  ---------
         Other comprehensive (loss) income                                      (342)     1,210      (3,642)
                                                                           ---------- ---------   ----------
         Comprehensive income                                              $  32,757  $  66,027   $  72,527
                                                                           =========  =========   =========

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                                     (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                                        Notes to Consolidated Financial Statements (continued)

3.       COMPREHENSIVE INCOME (continued)

         Other comprehensive (loss) income is shown net of tax (benefit) expense of approximately ($184) thousand, $651 thousand and
         ($1,961) thousand for 2001, 2000 and 1999 respectively.

         The components of accumulated other comprehensive income, net of tax, as of December 31 were as follows:

         (table in thousands)                                                  2001         2000
                                                                               ----         ----
         Unrealized investment gains                                           $  746    $  1,021
         Foreign currency translation                                              15          82
                                                                               ------    --------
         Accumulated other comprehensive income                                $  761    $  1,103
                                                                               ======    ========

4.       INVESTMENTS

         The amortized cost, gross unrealized gains and losses and estimated fair value of fixed maturities and investments in equity securities as of December 31, 2001 and 2000 are shown below.  All securities held at December 31, 2001 and 2000 were publicly traded.

         Investments in fixed maturities as of December 31, 2001 consisted of the following:

                                                                     Gross          Gross
                                                    Amortized     Unrealized     Unrealized      Estimated
         (table in thousands)                         Cost           Gains         Losses       Fair Value
                                                      ----           -----         ------       ----------
         U.S. Government obligations                 $198,136         $2,869          $(413)      $200,592
         Obligations of state and political
           subdivisions                                   252              8              -            260
         Corporate securities                         158,494          4,051           (566)       161,979
                                                      -------          -----           -----       -------
              Totals                                 $356,882         $6,928          $(979)      $362,831
                                                     ========         ======          ======      ========

         The amortized cost and fair value of fixed maturities, by contractual maturity, at December 31, 2001 are shown below.
         Actual maturities may differ from contractual maturities due to call or prepayment provisions.

                                                       Amortized
         (table in thousands)                             Cost      Fair Value
                                                          ----      ----------
         Due in one year or less                      $    14,755   $    14,784
         Due after one through five years                 232,199       235,845
         Due after five through ten years                  92,984        94,289
         Due after ten years                               16,944        17,913
                                                      -----------   -----------
           Total                                      $   356,882   $   362,831
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
                                     (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                                        Notes to Consolidated Financial Statements (continued)

4.       INVESTMENTS (continued)

         Investments in fixed maturities as of December 31, 2000 consisted of the following:

                                                                     Gross          Gross
                                                    Amortized     Unrealized     Unrealized      Estimated
         (table in thousands)                         Cost           Gains         Losses       Fair Value
                                                      ----           -----         ------       ----------
         U.S. Government obligations              $    206,041   $      4,445   $        (11)  $    210,475
         Foreign government obligations                  2,791            195              -          2,986
         Obligations of state and political
              subdivisions                                 253              1              -            254
         Corporate securities                           72,237          1,565         (1,809)        71,993
                                                  ------------   ------------   -------------  ------------
              Totals                              $    281,322   $      6,206   $     (1,820)  $    285,708
                                                  ============   ============   =============  ============

         Proceeds from sales of fixed maturities during 2001, 2000 and 1999 and were approximately $386,816,000, $302,632,000 and
         $32,196,000, respectively.  Proceeds from maturities during 2001, 2000 and 1999 were approximately $4,000,000, $1,104,000 and $4,030,000, respectively.
         The cost, gross unrealized gains/losses and fair value of investments in equity securities at December 31are shown below:

         (table in thousands)                              Gross          Gross
                                                        Unrealized     Unrealized        Fair
                                            Cost           Gains         Losses          Value
                                            ----           -----         ------          -----
         2001                             $  49,886       $   122       $(4,925)       $45,083
         2000                             $  23,218       $   372       $(3,188)       $20,402

         Net realized investment gains (losses) were as follows for the years ended December 31:

         (table in thousands)                             2001          2000           1999
                                                          ----          ----           ----
         Fixed maturities:
           Gross gains                                  $  7,597      $  1,002       $    253
           Gross losses                                   (4,387)       (3,450)          (228)

         Investment in equity securities:
           Gross gains                                     1,910         1,913            990
           Gross losses                                   (4,192)         (153)          (437)
                                                        ---------     ---------      ---------
              Totals                                    $    928      $   (688)      $    578
                                                        ========      =========      ========

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                                     (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                                        Notes to Consolidated Financial Statements (continued)

5.       NET INVESTMENT INCOME

         The sources of net investment income for the years ended December 31 were as follows:

         (table in thousands)                             2001          2000           1999
                                                          ----          ----           ----
         Fixed maturities                              $  18,788     $  13,502      $   9,461
         Cash and cash equivalents                           773         5,154          2,159
         Investment in equity securities                     622            99             32
         Policy loans                                        244            97             31
         Derivative instruments                                -        (6,939)        (1,036)
                                                      ----------    -----------    -----------
         Total investment income                          20,427        11,913         10,647
         Investment expenses                                (301)         (257)          (206)
                                                      -----------   -----------    -----------
         Net investment income                         $  20,126     $  11,656      $  10,441
                                                       ==========    ============   =========

6.       INCOME TAXES

         The significant components of income tax expense for the years ended December 31 were as follows:

         (table in thousands)                             2001          2000           1999
                                                          ----          ----           ----
         Current tax (benefit) expense                $   (39,047)  $   (29,244)   $    41,248
         Deferred tax expense (benefit)                    46,215        60,023        (10,904)
                                                      -----------   -----------    ------------
           Total income tax expense                   $     7,168   $    30,779    $    30,344
                                                      ===========   ===========    ===========

         Deferred tax assets (liabilities) include the following at December 31:

         ---------------------------------------------
         (table in thousands)                              2001          2000
                                                           ----          ----
         ---------------------------------------------
         Deferred tax assets:
         ---------------------------------------------
           GAAP to tax reserve differences             $   241,503   $   382,826
         ---------------------------------------------
           Future fees payable to ASI                       63,240             -
         ---------------------------------------------
           Deferred compensation                            20,520        17,869
         ---------------------------------------------
           Net operating loss carryforward                  14,372             -
         ---------------------------------------------
           Surplus notes interest                            9,040         5,536
         ---------------------------------------------
           AMT credit carryforward                           5,451             -
         ---------------------------------------------
           Other                                             1,114           907
                                                       -----------   -----------
         ---------------------------------------------
              Total deferred tax assets                    355,240       407,138
                                                       -----------   -----------
         ---------------------------------------------

         ---------------------------------------------
         Deferred tax liabilities:
         ---------------------------------------------
           Deferred acquisition costs                     (404,758)     (411,417)
         ---------------------------------------------
           Internal use software                            (3,417)       (2,524)
         ---------------------------------------------
           Policy fees                                      (1,634)       (1,551)
         ---------------------------------------------
           Net unrealized gains                               (411)         (595)
         ---------------------------------------------
              Total deferred tax liabilities              (410,220)     (416,087)
                                                       ------------  ------------
         ---------------------------------------------
                Net deferred tax asset (liability)     $   (54,980)  $    (8,949)
                                                       ============  ============
         ---------------------------------------------

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

         (table in thousands)                                          2001          2000          1999
                                                                       ----          ----          ----
         Income (loss) before taxes
           Domestic                                                $   42,886    $   98,136    $  109,036
           Foreign                                                     (2,619)       (2,540)       (2,523)
                                                                   -----------   -----------   -----------
           Total                                                       40,267        95,596       106,513
           Income tax rate                                                 35%           35%           35%
                                                                   -----------   -----------   -----------
         Tax expense at federal statutory income tax rate              14,094        33,459        37,280

         Tax effect of:
           Dividend received deduction                                 (8,400)       (7,350)       (9,572)
           Losses of foreign subsidiary                                   917           889           883
           Meals and entertainment                                        603           841           664
           State income taxes                                             (62)         (524)        1,071
           Other                                                           16         3,464            18
                                                                   ----------    ----------    ----------
              Income tax expense                                   $    7,168    $   30,779    $   30,344
                                                                   ==========    ==========    ==========

         The Company's net operating loss carryforwards, totaling approximately $41,063,000 at December 31, 2001, will expire in 2016.

7.       COST ALLOCATION AGREEMENTS WITH AFFILIATES

         Certain operating costs (including personnel, rental of office space, furniture, and equipment) have been charged to the
         Company at cost by American Skandia Information Services and Technology Corporation ("ASIST"), an affiliated company.  The
         Company has also charged operating costs to several of its affiliates.  The total cost to the Company for these items was approximately $6,179,000, $13,974,000 and $11,136,000 in 2001, 2000 and 1999, respectively.  Income received for these items was approximately $13,166,000, $11,186,000 and $3,919,000 in 2001, 2000 and 1999, respectively.

         Beginning in 1999, the Company was reimbursed by ASM for certain distribution related costs associated with the sales of business through an investment firm where ASM serves as an introducing broker dealer.  Under this agreement, the expenses reimbursed were approximately $6,391,000, $5,842,000 and $1,441,000 in 2001, 2000 and 1999, respectively.  As of December 31,
         2001 and 2000, amounts receivable under this agreement were approximately $639,000 and $492,000, respectively.

                                               AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                                     (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                                        Notes to Consolidated Financial Statements (continued)

8.       FUTURE FEES PAYABLE TO ASI

         In a series of transactions with ASI, the Company transferred certain rights to receive a portion of future fees and contract charges expected to be realized on designated blocks of deferred annuity contracts.

         The proceeds from the transfers have been recorded as a liability and are being amortized over the remaining surrender charge period of the designated contracts using the interest method.  The Company did not transfer the right to receive future fees and charges after the expiration of the surrender charge period.

         In connection with these transactions, ASI, through special purpose trusts, issued collateralized notes in private placements, which are secured by the rights to receive future fees and charges purchased from the Company.

         Under the terms of the Purchase Agreements, the rights transferred provide for ASI to receive a percentage (60%, 80% or 100%
         depending on the underlying commission option) of future mortality and expense charges and contingent deferred sales charges, after reinsurance, expected to be realized over the remaining surrender charge period of the designated contracts
         (generally 6 to 8 years).

         Payments, representing fees and charges in the aggregate amount, of approximately $207,731,000, $219,454,000 and
         $131,420,000 were made by the Company to ASI in 2001, 2000 and 1999, respectively.  Related interest expense of approximately $59,873,000, $70,667,000 and $52,840,000 has been included in the statement of income for 2001, 2000 and1999, respectively.

         The Commissioner of the State of Connecticut has approved the transfer of future fees and charges; however, in the event that the Company becomes subject to an order of liquidation or rehabilitation, the Commissioner has the ability to stop the payments due to ASI under the Purchase Agreement subject to certain terms and conditions.

                                               AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                                     (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                                        Notes to Consolidated Financial Statements (continued)

8.       FUTURE FEES PAYABLE TO ASI (continued)

         The present values of the transactions as of the respective effective date were as follows:

                           Closing      Effective       Contract Issue        Discount       Present
         Transaction        Date          Date              Period              Rate          Value
         -----------        ----          ----              ------              ----          -----

            1996-1         12/17/96        9/1/96        1/1/94 - 6/30/96       7.5%           $50,221
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
            1999-2         12/14/99       10/1/99       11/1/98 - 7/31/99       7.5%           145,078
            2000-1          3/22/00        2/1/00        8/1/99 - 1/31/00       7.5%           169,459
            2000-2          7/18/00        6/1/00        2/1/00 - 4/30/00      7.25%            92,399
            2000-3         12/28/00       12/1/00        5/1/00 - 10/31/00     7.25%           107,291
            2000-4         12/28/00       12/1/00        1/1/98 - 10/31/00     7.25%           107,139

         Expected payments of future fees payable to ASI as of December 31, 2001 are as follows:

           (table in thousands)           Year             Amount
                                          ----             ------

                                          2002      $   175,357
                                          2003          171,345
                                          2004          156,842
                                          2005          132,702
                                          2006          102,188
                                          2007           50,821
                                          2008            7,800
                                                    -----------
                                          Total     $797,055
                                                    ========

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                                     (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                                        Notes to Consolidated Financial Statements (continued)

9.       LEASES

         The Company leases office space under a lease agreement established in 1989 with ASIST.  The Company entered into a lease agreement for office space in Westminster, Colorado, effective January 1, 2001.  Lease expense for 2001, 2000 and 1999 was approximately $8,404,000, $6,593,000 and $5,003,000, respectively.  Future minimum lease payments per year and in aggregate as of December 31, 2001 are as follows:

              (table in thousands)       2002                          $   7,913
                                         2003                              8,087
                                         2004                              8,570
                                         2005                              8,609
                                         2006                              8,698
                                         2007 and thereafter              41,711
                                                                       ---------
                                         Total                         $  83,588
                                                                       =========

10.      RESTRICTED ASSETS

         To comply with certain state insurance departments' requirements, the Company maintains cash, bonds and notes on deposit with various states.  The carrying value of these deposits amounted to approximately $4,822,000 and $4,636,000 as of
         December 31, 2001 and 2000, respectively.  These deposits are required to be maintained for the protection of contractowners within the individual states.

11.      RETAINED EARNINGS AND DIVIDEND RESTRICTIONS

         Statutory basis shareholder's equity was approximately $226,780,000 and $342,804,000 at December 31, 2001 and 2000,
         respectively.

         The Company incurred statutory basis net losses for 2001 of approximately $121,957,000 due primarily to significant declines in the equity markets during the year as well as increased levels of operating expenses relative to revenues.  Statutory basis net income for 2000 was $11,550,000, as compared to losses of $17,672,000 in 1999.

         Under various state insurance laws, the maximum amount of dividends that can be paid to shareholders without prior approval of the state insurance department is subject to restrictions relating to statutory surplus and net gain from operations.  At
         December 31, 2001, no amounts may be distributed without prior approval.

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

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                                     (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                                        Notes to Consolidated Financial Statements (continued)

12.      STATUTORY ACCOUNTING PRACTICES

         The Company prepares its statutory basis financial statements in accordance with accounting practices prescribed by the
         State of Connecticut Insurance Department.  Prescribed statutory accounting practices include publications of the National
         Association of Insurance Commissioners (NAIC), as well as state laws, regulations and general administrative rules.

         The NAIC adopted the Codification of Statutory Accounting Principles (Codification) in March 1998.  The effective date for codification was January 1, 2001.  The Company's state of domicile, Connecticut, has adopted codification and the Company has made the necessary changes in its statutory accounting and reporting required for implementation.  The overall impact of adopting codification was a one-time, cumulative change in accounting benefit recorded directly in statutory surplus of approximately $12,047,000.

         In addition, during 2001, based on a recommendation from the State of Connecticut Insurance Department, the Company changed its statutory method of accounting for its liability associated with securitized variable annuity fees.  Under the new method of accounting, the liability for securitized fees is established consistent with the method of accounting for the liability associated with variable annuity fees ceded under reinsurance contracts.  This equates to the statutory liability at any valuation date being equal to the Commissioners Annuity Reserve Valuation Method (CARVM) offset related to the securitized contracts.  The impact of this change in accounting, representing the difference in the liability calculated under the old method versus the new method as of January 1, 2001, was reported as a cumulative effect of change in accounting benefit recorded directly in statutory surplus of approximately $20,215,000.

13.      EMPLOYEE BENEFITS

         The Company has a 401(k) plan for which substantially all employees are eligible.  Under this plan, the Company  provides a
         50% match on employees' contributions up to 6% of an employee's salary (for an aggregate match of up to 3% of the employee's salary).  Additionally, the Company may contribute additional amounts based on profitability of the Company and certain of its affiliates.  Company contributions to this plan on behalf of the participants were approximately $2,738,000,
         $3,734,000 and $3,164,000 in 2001, 2000 and 1999, respectively.

         The Company has a deferred compensation plan, which is available to the field marketing staff and certain other employees.
         Company contributions to this plan on behalf of the participants were approximately $345,000, $399,000 and $193,000 in 2001,
         2000 and 1999, respectively.

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                                     (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                                        Notes to Consolidated Financial Statements (continued)

13.      EMPLOYEE BENEFITS (continued)

         The Company and certain affiliates cooperatively have a long-term incentive program under which units are awarded to executive officers and other personnel.  The Company and certain affiliates also have a profit sharing program, which benefits all employees below the officer level.  These programs consist of multiple plans with new plans instituted each year.  Generally, participants must remain employed by the Company or its affiliates at the time such units are payable in order to receive any payments under the programs.  The accrued liability representing the value of these units was approximately $13,645,000 and $31,632,000 as of December 31, 2001 and 2000, respectively.  Payments under these programs were approximately $8,377,000, $13,542,000, and $4,079,000 in 2001, 2000 and 1999, respectively.

14.      REINSURANCE

         The Company cedes insurance to other insurers in order to limit its risk exposure.  Such transfer does not relieve the
         Company of its primary liability and, as such, failure of reinsurers to honor their obligation could result in losses to the
         Company.  The Company reduces this risk by evaluating the financial condition and credit worthiness of reinsurers.

         The effect of reinsurance for the 2001, 2000 and 1999 was as follows:

         (table in thousands)

        2001                                                             Gross         Ceded           Net
        ----                                                             -----         -----           ---
        Annuity and life insurance charges and fees                  $   430,913    $   (52,220)  $   378,693
        Change in annuity and life insurance policy reserves         $   (35,835)   $    (4,063)  $   (39,898)
        Return credited to contractowners                            $    16,741    $        92   $    16,833

        2000
        ----
        Annuity and life insurance charges and fees                  $   477,802    $   (53,224)  $   424,578
        Change in annuity and life insurance policy reserves         $    45,784    $      (766)  $    45,018
        Return credited to contractowners                            $    13,607    $    (4,561)  $     9,046

        1999
        ----
        Annuity and life insurance charges and fees                  $   326,670    $   (36,681)  $   289,989
        Change in annuity and life insurance policy reserves         $     4,151    $    (1,073)  $     3,078
        Return credited to contractowners                            $    (1,382)   $      (257)  $    (1,639)

         In December 2000, the Company entered into a modified coinsurance agreement with SICL covering certain contracts issued since
         January 1996.  The impact of this treaty to the Company was a pre tax loss of approximately $4,917,000 in 2001 and pre tax income of approximately $7,067,453 in 2000.  At December 31, 2001 and 2000, approximately $12,983,000 and $6,109,000, respectively, was payable to SICL under this agreement.

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                                     (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                                        Notes to Consolidated Financial Statements (continued)

15.      SURPLUS NOTES

         The Company has issued surplus notes to ASI in exchange for cash.  Surplus notes outstanding as of December 31, 2001 and
         2000, and interest expense for 2001, 2000 and 1999 were as follows:

         ----------------------
                                                     Liability as of
         (table in thousands)                         December 31,                    Interest Expense
         ----------------------
                                   Interest                                            For the Years
         ----------------------
            Note Issue Date          Rate          2001          2000          2001         2000         1999
         ----------------------    ---------     ----------    ----------    ---------    ---------    ---------
         ----------------------    ---------     ----------

         ----------------------
         ----------------------
         February 18, 1994           7.28%               -             -             -          732          738
         ----------------------
         March 28, 1994              7.90%               -             -             -          794          801
         ----------------------
         September 30, 1994          9.13%               -        15,000         1,282        1,392        1,389
         ----------------------
         December 28, 1994           9.78%               -             -             -            -        1,308
         ----------------------
         December 19, 1995           7.52%          10,000        10,000           763          765          762
         ----------------------
         December 20, 1995           7.49%          15,000        15,000         1,139        1,142        1,139
         ----------------------
         December 22, 1995           7.47%           9,000         9,000           682          684          682
         ----------------------
         June 28, 1996               8.41%          40,000        40,000         3,411        3,420        3,411
         ----------------------
         December 30, 1996           8.03%          70,000        70,000         5,699        5,715        5,698
                                                 ----------    ----------    ---------    ---------    ---------
                                                 ----------    ----------    ---------    ---------    ---------

         ----------------------
         ----------------------
         Total                                    $144,000      $159,000       $12,976      $14,644      $15,928
                                                 ==========    ==========    =========    =========    =========

         On December 3, 2001, a surplus note, dated September 30, 1994, for $15,000,000 was repaid.  On December 27, 2000, surplus notes for $10,000,000, dated February 18, 1994, and $10,000,000, dated March 28, 1994, were repaid.  On December 10, 1999, a surplus note, dated December 28, 1994, for $14,000,000 was repaid.  All surplus notes mature seven years from the issue date.

         Payment of interest and repayment of principal for these notes is subject to certain conditions and require approval by the
         Insurance Commissioner of the State of Connecticut.  At December 31, 2001 and 2000, approximately $25,829,000 and
         $15,816,000, respectively, of accrued interest on surplus notes was not approved for payment under these criteria.

16.      SHORT-TERM BORROWING

         The Company had a $10,000,000 short-term loan payable to ASI at December 31, 2001 and 2000 as part of a revolving loan agreement.  The loan has an interest rate of 3.67% and matures on March 12, 2002.  The total related interest expense to the
         Company was approximately $522,000, $687,000 and $585,000 in 2001, 2000 and 1999, respectively.  Accrued interest payable was approximately $113,000 and $222,000 as of December 31, 2001 and 2000, respectively.

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                                     (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                                        Notes to Consolidated Financial Statements (continued)

17.      CONTRACT WITHDRAWAL PROVISIONS

         Approximately 99% of the Company's separate account liabilities are subject to discretionary withdrawal by contractowners at market value or with market value adjustment.  Separate account assets, which are carried at fair value, are adequate to pay such withdrawals, which are generally subject to surrender charges ranging from 10% to 1% for contracts held less than 10 years.

18.      RESTRUCTURING CHARGES

         On March 22, 2001, and December 3, 2001, the Company announced separate plans to reduce expenses to better align its operating infrastructure with the current investment market environment.  As part of the two plans, the Company's workforce was reduced by approximately 140 positions and 115 positions, respectively, affecting substantially all areas of the
         Company.  Estimated pre-tax severance benefits of approximately $8,500,000 have been charged against 2001 operations related to these reductions.  These charges have been reported in the Consolidated Statements of Income as a component of
         Underwriting, Acquisition and Other Insurance Expenses.  As of December 31, 2001, the remaining restructuring liability, relating primarily to the December 3, 2001 plan, was approximately $4,104,000.

19.      COMMITMENTS AND CONTINGENT LIABILITIES

         As of the date of this filing, the Company is not involved in any legal proceedings outside of the ordinary course of its business operations.  The Company is involved in pending and threatened legal proceedings in the ordinary course of its
         business operations.   While the outcome of these legal proceedings cannot be determined at this time, after consideration of the defenses available to the Company, applicable insurance coverage and any related reserves established, these legal proceedings are not expected to result in liability for amounts material to the financial condition of the Company, although they may adversely affect results of operations in future periods.

20.      SEGMENT REPORTING

         In recent years, in order to complete the array of products offered by the Company and its affiliates to meet a wide variety of financial planning, the Company developed variable life insurance and qualified retirement plan annuity products.  Assets under management and sales for products other than variable annuities have not been significant enough to warrant full segment disclosures as required by SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," and the
         Company does not anticipate that they will do so in the future due to a change in the Company's strategy.  On March 15,
         2002, the Company announced that it will no longer accept new business for the funding of qualified retirement plans, effective July 31, 2002 and will not accept applications for it's flexible premium variable insurance products that are signed after April 1, 2002 or received after April 15, 2002.  The Company intends to continue to accept additional contributions to existing qualified plans, to service and accept additional premiums for its existing flexible premium variable insurance contracts, and to continue to offer and sell its single premium variable life insurance products.
                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                                     (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                                        Notes to Consolidated Financial Statements (continued)

21.      QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following table summarizes information with respect to the operations of the Company on a quarterly basis:

                  (table in thousands)                                Three Months Ended
                                                  ----------------------------------------------------------
                          2001                      March 31       June 30       Sept. 30        Dec. 31
                                                    --------       -------       --------        -------
        Premiums and other insurance revenues      $   131,096   $   128,665    $   114,714    $   117,854
        Net investment income*                           5,381         4,997          5,006          4,742
        Net realized capital gains (losses)              1,902           373            376         (1,723)
                                                  ------------  ------------   ------------   -------------
        Total revenues                                 138,379       134,035        120,096        120,873
        Benefits and expenses*                         122,940       110,644        115,313        124,219
                                                  ------------  ------------   ------------   ------------
        Pre-tax net income                              15,439        23,391          4,783         (3,346)
        Income taxes                                     4,034         7,451           (480)        (3,837)
                                                  ------------  ------------   -------------  -------------
        Net income                                 $    11,405   $    15,940    $     5,263    $       491
                                                  ============  ============   ============   ============

        *     For the quarters ended March 31, 2001, June 30, 2001 and September 30, 2001, the Company had reported investment performance associated with its derivatives as net investment income.  The above presentation reflects a reclassification of these amounts to benefits and expenses.

                  (table in thousands)                                Three Months Ended
                                                  ----------------------------------------------------------
                          2000                      March 31       June 30       Sept. 30        Dec. 31
                                                    --------       -------       --------        -------

        Premiums and other insurance revenues      $   137,255   $   139,317    $   147,923    $   136,159
        Net investment income                            2,876         3,628          4,186            966
        Net realized capital gains (losses)                729        (1,436)          (858)           877
                                                  ------------  -------------  -------------  ------------
        Total revenues                                 140,860       141,509        151,251        138,002
        Benefits and expenses                          106,641       121,356        137,514        110,515
                                                  ------------  ------------   ------------   ------------
        Pre-tax net income                              34,219        20,153         13,737         27,487
        Income taxes                                    10,038         5,225          3,167         12,349
                                                  ------------  ------------   ------------   ------------
        Net income                                 $    24,181   $    14,928    $    10,570    $    15,138
                                                  ============  ============   ============   ============

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                                     (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                                        Notes to Consolidated Financial Statements (continued)

21.      QUARTERLY FINANCIAL DATA (UNAUDITED) (continued)

                  (table in thousands)                                Three Months Ended
                                                  ----------------------------------------------------------
                          1999                      March 31       June 30       Sept. 30        Dec. 31
                                                    --------       -------       --------        -------
        Premiums and other insurance revenues      $    78,509   $    88,435    $    97,955    $   111,443
        Net investment income                            2,654         2,842          2,735          2,210
        Net realized capital gains                         295            25            206             52
                                                  ------------  ------------   ------------   ------------
        Total revenues                                  81,458        91,302        100,896        113,705
        Benefits and expenses                           64,204        67,803         71,597         77,244
                                                  ------------  ------------   ------------   ------------
        Pre-tax net income                              17,254        23,499         29,299         36,461
        Income taxes                                     3,844         7,142          7,898         11,460
                                                  ------------  ------------   ------------   ------------
        Net income                                 $    13,410   $    16,357    $    21,401    $    25,001
                                                  ============  ============   ============   ============

                                                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2002.

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION

                                                     By: /s/Thomas M. Mazzaferro
                                                         ------------------------
                                                         Thomas M. Mazzaferro
                                                     Executive Vice President and
                                                        Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2002.

         *Wade A. Dokken
         ---------------
         Wade A. Dokken
         President and Chief Executive Officer

Board of Directors

             *Lincoln R. Collins             *Thomas M. Mazzaferro            *Robert Whitcher
             -------------------             ---------------------            ----------------

         By: /s/Kathleen Chapman
             ------------------------
              Kathleen Chapman
              Corporate Secretary

         *Pursuant to Powers of Attorney filed with the Registration Statement.

                                                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2002.

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION

                                                                 By:
                                                         Thomas M. Mazzaferro
                                                     Executive Vice President and
                                                        Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2002.

         *Wade A. Dokken
         ---------------
         Wade A. Dokken
         President and Chief Executive Officer

Board of Directors

             *Lincoln R. Collins             *Thomas M. Mazzaferro            *Robert Whitcher
             -------------------             ---------------------            ----------------

         By:
             -------------------------------
              Kathleen Chapman
              Corporate Secretary

         *Pursuant to Powers of Attorney filed with the Registration Statement.