Form 10-Q
period 2002-03-31
AMERICAN SKANDIA LIFE ASSURANCE CORP/CT
filed 2002-05-15
CIK 881453

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

                                             For the Quarterly Period Ended March 31, 2002

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
Yes   x   No __
     ---

As of May 14, 2002, there were 25,000 shares of outstanding common stock, par value $100 per share, of the registrant, consisting of
100 shares of voting and 24,900 shares of non-voting common stock, all of which were owned by American Skandia, Inc., a wholly-owned subsidiary of Skandia Insurance Company Ltd., a Swedish corporation.

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                                     (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                                                           TABLE OF CONTENTS

                                                                                                     Page
PART I.  FINANCIAL INFORMATION:

     Item 1.  Financial Statements:

         Consolidated Statements of Financial Condition -
              March 31, 2002 (unaudited) and December 31, 2001                                        3

         Consolidated Statements of Income (unaudited) -
              Three months ended March 31, 2002 and March 31, 2001                                    4

         Consolidated Statements of Shareholder's Equity -
              Three months ended March 31, 2002 (unaudited) and December 31, 2001                     5

         Consolidated Statements of Cash Flows (unaudited)
              Three months ended March 31, 2002 and March 31, 2001                                    6

         Notes to Unaudited Consolidated Financial Statements                                         7

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                  Operations - Three months ended March 31, 2002                                      11

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk                              16

PART II. OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K

                  Signatures                                                                          17

                  Exhibit Index                                                                       18

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                                     (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                                            Consolidated Statements of Financial Condition
                                                 (in thousands except for share data)

                                                                        March 31,     December 31,
                                                                          2002            2001
                                                                          ----            ----
                                                                       (unaudited)

ASSETS
------
Investments:
   Fixed maturities - at fair value                                  $       351,929 $       362,831
   Equity securities - at fair value                                          45,533          45,083
   Derivative instruments                                                     12,741           5,525
   Policy loans                                                                6,888           6,559
                                                                     --------------- ---------------

     Total investments                                                       417,091         419,998

Cash and cash equivalents                                                     25,183          32,231
Accrued investment income                                                      4,753           4,737
Deferred acquisition costs                                                 1,387,380       1,383,281
Reinsurance receivable                                                         4,321           5,863
Receivable from affiliates                                                     8,073           3,283
Income tax receivable                                                         32,237          30,537
State insurance licenses                                                       3,963           3,963
Fixed assets                                                                  21,032          20,734
Other assets                                                                  94,813          96,967
Separate account assets                                                   25,929,844      26,038,549
                                                                     --------------- ---------------

     Total assets                                                    $    27,928,690 $    28,040,143
                                                                     =============== ===============

LIABILITIES AND SHAREHOLDER'S EQUITY
------------------------------------
Liabilities:
Reserves for future policy and contract benefits                     $        92,547 $        89,740
Drafts outstanding                                                            57,024          64,438
Accounts payable and accrued expenses                                        131,839         160,261
Deferred income taxes                                                         55,277          54,980
Payable to affiliates                                                          4,620         103,452
Future fees payable to American Skandia, Inc. ("ASI")                        754,697         797,055
Short-term borrowing                                                         174,984          10,000
Surplus notes                                                                144,000         144,000
Separate account liabilities                                              25,929,844      26,038,549
                                                                     --------------- ---------------

     Total liabilities                                                    27,344,832      27,462,475
                                                                     --------------- ---------------

Shareholder's equity:
Common stock, $100 par value, 25,000 shares authorized,
   issued and outstanding                                                      2,500           2,500
Additional paid-in capital                                                   336,669         335,329
Retained earnings                                                            246,538         239,078
Accumulated other comprehensive (loss) income                                 (1,849)            761
                                                                     -------------------------------

     Total shareholder's equity                                              583,858         577,668
                                                                     --------------- ---------------

     Total liabilities and shareholder's equity                      $    27,928,690 $    28,040,143
                                                                     =============== ===============

                                       See notes to unaudited consolidated financial statements.

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                                     (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                                                   Consolidated Statements of Income
                                                            (in thousands)

                                                                    Three Months Ended March 31,
                                                                        2002             2001
                                                                        ----             ----
                                                                             (unaudited)

REVENUES
--------

Annuity and life insurance charges and fees                          $    85,649      $   100,500
Fee income                                                                26,168           29,512
Net investment income                                                      4,965            5,381
Premium income                                                               197              841
Net realized capital (losses) gains                                       (1,840)           1,902
Other                                                                        235              243
                                                                     -----------      -----------

   Total revenues                                                        115,374          138,379
                                                                     -----------      -----------

EXPENSES
--------

Benefits:
   Annuity and life insurance benefits                                       725              331
   Change in annuity and life insurance policy reserves                      373            3,196
   Return credited to contractowners                                       6,957           14,279
                                                                     -----------      -----------

                                                                           8,055           17,806

Expenses:
   Underwriting, acquisition and other insurance expenses                 94,045           85,680
   Interest expense                                                        4,111           19,454
                                                                     -----------      -----------

                                                                          98,156          105,134
                                                                     -----------      -----------

   Total benefits and expenses                                           106,211          122,940
                                                                     -----------      -----------

     Income from operations before income tax expense                      9,163           15,439

       Income tax expense                                                  1,703            4,034
                                                                     -----------      -----------

         Net income                                                  $     7,460      $    11,405
                                                                     ===========      ===========

                                       See notes to unaudited consolidated financial statements.

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                                     (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                                            Consolidated Statements of Shareholder's Equity
                                                            (in thousands)

                                                                        March 31,     December 31,
                                                                          2002            2001
                                                                          ----            ----
                                                                       (unaudited)

Common stock:
   Beginning and ending balance                                         $     2,500     $     2,500
                                                                        -----------     -----------

Additional paid in capital:
   Beginning balance                                                        335,329         287,329
   Capital contributions                                                      1,340          48,000
                                                                        -----------     -----------

     Ending balance                                                         336,669         335,329
                                                                        -----------     -----------

Retained earnings:
   Beginning balance                                                        239,078         205,979
   Net income                                                                 7,460          33,099
                                                                        -----------     -----------

     Ending balance                                                         246,538         239,078
                                                                        -----------     -----------

Accumulated other comprehensive income (loss):
   Beginning balance                                                            761           1,103
   Other comprehensive loss                                                  (2,610)           (342)
                                                                        ------------    ------------

     Ending balance                                                          (1,849)            761
                                                                        ------------    -----------

       Total shareholder's equity                                       $   583,858     $   577,668
                                                                        ===========     ===========

                                       See notes to unaudited consolidated financial statements.

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                                     (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                                                 Consolidated Statements of Cash Flows
                                                            (in thousands)

                                                                          Three Months Ended March 31,
                                                                              2002              2001
                                                                              ----              ----
                                                                                   (unaudited)

Cash flow from operating activities:
   Net income                                                              $      7,460      $     11,405
   Adjustments to reconcile net income to net
     cash used in operating activities:
     Amortization and depreciation                                                1,519               335
     Deferred tax expense                                                         1,703            26,194
     Increase in reserves for future policy and contract benefits                 2,807             5,722
     (Decrease) increase in payable to affiliates, net                         (103,622)           28,463
     Increase in income tax receivable                                           (1,700)           (7,866)
     Decrease (increase) in other assets                                          2,154            (3,428)
     (Increase) decrease in accrued investment income                               (16)              400
     Decrease (increase) in reinsurance receivable                                1,542            (8,550)
     Net increase in deferred acquisition costs                                  (4,099)          (22,086)
     (Decrease) increase in accounts payable and accrued expenses               (28,422)           11,294
     Decrease in drafts outstanding                                              (7,414)           (9,207)
     Investment losses (gains) on derivatives                                     4,268            (3,667)
     Net realized capital losses (gains) on investments                           1,840            (1,902)
                                                                           ------------      -------------
       Net cash (used in) provided by operating activities                     (121,980)           27,107
                                                                           -------------     ------------

Cash flow from investing activities:
     Purchase of fixed maturity investments                                    (130,331)         (136,009)
     Proceeds from sale and maturity of fixed maturity investments              134,195           130,244
     Purchase of derivatives                                                    (12,020)           (2,810)
     Proceeds from exercise or sale of derivative instruments                       553             5,033
     Purchase of shares in equity securities                                     (6,203)          (43,687)
     Proceeds from sale of shares in equity securities                            5,170            12,699
     Purchase of fixed assets                                                    (1,276)             (986)
     Increase in policy loans                                                      (329)             (485)
                                                                           -------------     -------------
       Net cash used in investing activities                                    (10,241)          (36,001)
                                                                           -------------     -------------

Cash flow from financing activities:
     Capital contribution                                                         1,340             2,000
     Short-term borrowing                                                       164,984                 -
     Decrease in future fees payable to ASI, net                                (42,358)          (36,340)
     Net deposits to contractowner accounts                                       1,332               393
                                                                           ------------      ------------
       Net cash provided by (used in) financing activities                      125,298           (33,947)
                                                                           ------------      -------------

       Net decrease in cash and cash equivalents                                 (6,923)          (42,841)
       Change in foreign currency translation, net                                 (125)               27
       Cash and cash equivalents at beginning of period                          32,231            76,499
                                                                           ------------      ------------
       Cash and cash equivalents at end of period                          $     25,183      $     33,685
                                                                           ============      ============
     Income taxes paid (received)                                          $      1,700      $    (14,000)
                                                                           ============      =============
     Interest paid                                                         $        195      $     16,060
                                                                           ============      ============

                                       See notes to unaudited consolidated financial statements.

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                                     (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                                         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                                            March 31, 2002

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of American Skandia Life Assurance Corporation ("the Company")
         have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and
         Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals)
         considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March
         31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.  For further information, refer to the consolidated financial statements and footnotes thereto in the Company's audited consolidated financial statements on Form 10-K for the year ended December 31, 2001.

         Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

2.       NEW ACCOUNTING STANDARD

         Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill
         and Intangible Assets" ("SFAS 142").  Under the new standard, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the new standard.  Other intangible assets will be amortized over their useful lives.  The adoption of SFAS 142 did not have a significant impact on the Company's financial statements.

3.       COMPREHENSIVE INCOME

         The components of comprehensive income (loss), net of tax, for the three months ended March 31, 2002 and 2001 were as follows:

          (table in thousands)                                                    2002        2001
                                                                                  ----        ----

          Net income                                                           $    7,460  $   11,405

          Other comprehensive (loss) income:

               Net unrealized investment loss                                      (2,529)     (6,114)

               Foreign currency translation                                           (81)         17
                                                                               -----------  ---------

          Other comprehensive loss                                                 (2,610)     (6,097)
                                                                               -----------  ----------

          Comprehensive income                                                 $    4,850  $    5,308
                                                                               ==========  ==========

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                                    (a wholly-owned subsidiary of Skandia Insurance Company Ltd. )

                                   NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                                            March 31, 2002

3.       COMPREHENSIVE INCOME (continued)

         Other comprehensive loss is shown net of tax benefits of approximately $1,405,000 and $3,283,000 for the three months ended
         March 31, 2002 and 2001, respectively.

         The components of accumulated other comprehensive loss, net of tax, as of March 31, 2002 and December 31, 2001 were as follows:

          (table in thousands)                                                    2002        2001
                                                                                  ----        ----

          Unrealized investment losses                                           $ (1,783)    $  746

          Foreign currency translation                                                (66)        15
                                                                                 ---------        --

          Accumulated other comprehensive (loss) gain                            $ (1,849)    $  761
                                                                                 =========    ======

4.       SHORT-TERM BORROWING

         As of March 31, 2002, the Company had a $10,000,000 short-term loan payable to its parent company, American Skandia, Inc.
         ("ASI") as part of a revolving loan agreement.  This loan has an interest rate of 2.58% and matures on September 12, 2002.

         On January 3, 2002, the Company entered into a credit facility agreement with ASI.  This credit facility terminates on
         December 31, 2005 and bears interest at the offered rate in the London interbank market (LIBOR) plus 0.35 percent per annum for the relevant interest period.  Interest expense related to these borrowings was approximately $853,000 for the three months ended March 31, 2002.  As of March 31, 2002, the amount outstanding under this credit facility was approximately
         $164,984,000.

5.       FOREIGN ENTITY

         The Company has a 99.9% ownership in Skandia Vida, S.A. de C.V. ("Skandia Vida") which is a life insurance company domiciled in Mexico, selling long-term savings products within Mexico.  Skandia Vida, which is fully consolidated in the accompanying financial statements, had total shareholders' equity of approximately $4,701,000 as of March 31, 2002 and approximately
         $4,179,000 as of December 31, 2001 and has generated losses of approximately $694,000 and $731,000 for the three months ended March 31, 2002 and 2001, respectively.

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                                    (a wholly-owned subsidiary of Skandia Insurance Company Ltd. )

                                   NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                                            March 31, 2002

6.       SEGMENT REPORTING

         In recent years, in order to complete the array of products offered by the Company and its affiliates to meet a wide variety of financial planning, the Company developed variable life insurance and qualified retirement plan annuity products.  Assets under management and sales for products other than variable annuities have not been significant enough to warrant full segment disclosures as required by Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an
         Enterprise and Related Information" ("SFAS 131"), and the Company does not anticipate that they will do so in the future due to a change in the Company's strategy.  On March 15, 2002, the Company announced that it will no longer accept new business for the funding of qualified retirement plans, effective July 31, 2002 and will not accept applications for its flexible premium variable insurance products that were signed after April 1, 2002 or received after April 15, 2002.  The Company intends to continue to accept additional contributions to existing qualified plans, to service and accept additional premiums for its existing flexible premium variable insurance contracts, and to continue to offer and sell its single premium variable life insurance products.

7.       SUBSEQUENT EVENT

         In a series of transactions with ASI, the Company has transferred certain rights to receive a portion of future fees and contract charges expected to be realized on designated blocks of deferred annuity contracts.

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

         Under the terms of Purchase Agreements between the Company and ASI, the rights transferred provide for ASI to receive a percentage (60%, 80% or 100% depending on the underlying commission option) of future mortality and expense charges and contingent deferred sales charges, after reinsurance, expected to be realized over the remaining surrender charge period of the designated contracts (generally 6 to 8 years).

         On April 12, 2002, the Company entered into a new Purchase Agreement with ASI.  This transaction covers designated blocks of business issued from November 1, 2000 through December 31, 2001.  The estimated present value of the transaction, using a discount rate of 7.00%, was $74,250,000.  These proceeds were used to pay down a portion of the

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                                    (a wholly-owned subsidiary of Skandia Insurance Company Ltd. )

                                   NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                                            March 31, 2002

         short-term borrowing discussed in Note 4.  This transaction will be recorded in the Company's second quarter 2002 financial statements.

                                            AMERCIAN SKANDIA LIFE ASSURANCE CORPORATION
                                     (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                                       AND RESULTS OF OPERATIONS

                                                   Three Months ended March 31, 2002

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the March
31, 2002 financial statements and the notes included herein, as well as Management's Discussion and Analysis of Financial Condition
and Results of Operations contained in American Skandia Life Assurance Corporation's ("the Company") 2001 Annual Report on Form 10-K.

General
-------

The Company, with its principal offices in Shelton, Connecticut, is a wholly-owned subsidiary of American Skandia, Inc. ("ASI"), whose ultimate parent is Skandia Insurance Company Ltd. (publ) ("SICL"), a Swedish corporation.  The Company has 99.9% ownership in
Skandia Vida, S.A. de C.V. ("Skandia Vida") which is a life insurance company domiciled in Mexico.

The Company was established in 1988 and is one of the larger providers of variable annuity contracts for the individual market in the
United States, according to Info-One's Variable Annuity Research & Data Service ("VARDS").  The Company also offers variable life insurance and fixed annuity products.  Affiliates of the Company also sponsor and distribute shares of registered investment companies (mutual funds).  Because these mutual funds are not sponsored or distributed by the Company, such products are not discussed herein and are not reflected in the Company's financial statements.

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

Products and Distribution
-------------------------

 The Company offers a wide array of annuities, including: a) certain deferred and immediate annuities that are registered with the
Securities and Exchange Commission, including variable annuities and fixed interest rate annuities that include a market value adjustment feature; b) certain other fixed deferred annuities that are not registered with the Securities and Exchange Commission; c)
non-registered group variable annuities designed as funding vehicles for various types of qualified retirement plans; and d) fixed, adjustable and variable immediate annuities.  On March 15, 2002, the Company announced that it would no longer accept new business for the funding of qualified retirement plans, effective July 31, 2002.  The Company intends to continue to accept additional contributions to existing qualified plans following that date.

 During 1998 and 1999, the Company expanded its product offerings with the introduction of single premium and flexible premium variable life insurance products and a term life insurance product.  On March 15, 2002, the Company announced that it would no longer accept applications for it's flexible premium variable life insurance products that were signed after April 1, 2002 or received after
April 15, 2002.  The Company intends to continue to service and accept additional premiums for its existing flexible premium variable life insurance contracts after that time, and to continue to offer and sell its single premium variable life insurance products.

The Company sells its annuity products through multiple distribution channels including, (a) independent financial planners; (b)
broker-dealers that generally are members of the New York Stock Exchange, including "wirehouse" and regional broker-dealer firms; and
(c) broker-dealers affiliated with banks or that specialize in marketing to customers of banks.  The Company continues to be successful in expanding the number of selling agreements to include relationships with approximately 1,200 broker/dealer firms and financial institutions.

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

Results of Operations
---------------------

Annuity and life insurance sales for the three months ended March 31, 2002 totaled $811,886,663, compared to sales of $1,103,355,845 for the first three months of 2001. The decrease in sales was primarily the result of the general decline in sales in the industry, attributed in large part to the uncertainty in the equity markets.

Average assets under management totaled approximately $25,636,659,000 in the first quarter of 2002 and approximately $28,627,745,000 in the first quarter of 2001, representing a decrease of 10%.  Contractowner fees and charges and charges generated from transfer agency-type and investment support activities decreased approximately $18,195,000, or 14%, for the first three months of 2002 compared to the same period in 2001, primarily as a result of the decline in assets under management, as well as a reinsurance agreement entered into in the fourth quarter of 2001.

Net investment income decreased approximately $416,000, or 8%, for the first three months of 2002 compared to the same period in
2001.  This decrease was principally driven by the lower interest rate environment which resulted in reduced yields on both short-term money as well as fixed maturity investments in 2002 as compared to the same period in 2001.

Premium income represents premiums earned on the sale of ancillary contracts such as immediate annuities with life contingencies, supplementary contracts with life contingencies and certain life insurance products.  Decreased sales of these products led to a decrease in premium income in the first quarter of 2002 compared to the first quarter of 2001.  Management expects supplementary contracts to grow over time with the maturing of core business lines.

Net realized investment losses totaled approximately $1,840,000 for the first three months of 2002, as compared to gains of approximately $1,902,000 for the first three months of 2001.  The losses in the first quarter of 2002 primarily relate to mutual fund investments that are held in support of a deferred compensation program for certain of the Company's employees.  The participants in this program bear the investment risk of these assets and, accordingly, there was a reduction in the deferred compensation liability that offset these investment losses.  The investment gains in the first quarter of 2001 related primarily to sales of fixed maturity investments.

The change in annuity policy reserves includes changes in reserves related to annuity contracts with mortality risks as well as the
Company's guaranteed minimum death benefit ("GMDB") liability.  In the first quarter of 2001, the equity markets, and, as a result, underlying fund performance, declined.  In addition, in the first quarter of 2001, the Company updated certain assumptions embedded in the calculation of the GMDB liability to reflect more realistic expectations as to risks inherent in the benefit. Previous assumptions had been based on statutory valuation principles as an approximation for accounting principles generally accepted in the
United States.  As a result, the GMDB reserve increased $4,178,000 in the first quarter of 2001.  During the remainder of 2001, the
Company continued to refine certain assumptions embedded in the calculation of the GMDB liability which resulted in significant decreases in the GMDB liability primarily in the second quarter of 2001.  However, offsetting the resulting increase in earnings and equity as a result of changes in the GMDB liability during the remainder of 2001, certain assumptions were also updated in the calculation of the deferred acquisition cost asset.  The amortizations of such costs are determined in large part by changes in the expectations of future gross profits of the variable annuity business.  In 2001, the decline in equity markets resulted in a significantly lower estimate of future gross profits, thereby increasing the expenses recognized through amortization.  The GMDB liability decreased approximately $623,000 during the first quarter of 2002.

Return credited to contractowners consists primarily of guaranteed minimum death benefit claims, as well as the results of the
Company's hedging program utilized to mitigate the economic impact of the minimum death benefit guarantees and revenues on the variable and market value adjusted annuities and variable life insurance, offset by the benefit payments and changes in reserves required on this business.  Return credited to contractowners decreased approximately $7,322,000, or 51%, for the first quarter of
2002 as compared to the first quarter of 2001.  The most significant fluctuation was driven by investment returns on the market value adjusted annuities.  Through the first three months of 2001, the Separate Account investment returns on the market value adjusted annuities were less than the expected returns as calculated in the reserves, contributing to a significant increase in the return credited to contractholders benefit.  Later in 2001, fund managers were changed and investment results on these portfolios improved significantly.  For the first quarter of 2002, investment returns on the market value adjusted annuity portfolios were as expected resulting in a benefit in the return credited to contractowner result.  Also contributing to the lower result from 2001 were benefits from the Company's reinsurance programs which mitigate the lower profitability associated with lower asset levels.  These positive results were partially offset by increased costs associated with the GMDB hedges.  The Company had hedge related costs of approximately $4,268,000 in the first quarter of 2002, as compared to benefits of approximately $3,667,000 in the first quarter of
2001.

 Underwriting, acquisition and other insurance expenses for the three months ended March 31, 2002 and 2001 were as follows:

                      (table in thousands)                            2002          2001
                                                                      ----          ----

 Commissions and purchase credits                                 $    62,550   $   66,565
 General operating expenses                                             35,593
                                                                                41,201

 Acquisition costs deferred during the quarter                       (51,025)
                                                                                (58,672)
 Acquisition costs amortized during the quarter                         46,927
                                                                  ------------
                                                                                36,586
                                                                                ------

 Net capitalization of deferred acquisition costs                      (4,098)
                                                                  ------------
                                                                                (22,086)
                                                                                --------

 Underwriting, acquisition and other insurance expenses           $   94,045    $   85,680
                                                                  ==========    ==========

 Lower sales and asset levels for the three months ended March 31, 2002, compared with the same period in 2001, led to a 6% decrease in commissions and purchase credits.  Partially offsetting the decrease in commissions and purchase credits associated with lower sales levels were costs associated with a variety of sales promotional activities that were in place for the first quarter of 2002.
General operating expenses decreased 14% from a year ago as a result of lower sales-based compensation, as well as expense reduction programs implemented during 2001.  Variable compensation and long-term incentive plan expenses have decreased due to the slowdown in sales and decline in equity markets.  The decline in capitalized deferred acquisition costs was mostly attributable to lower sales, as well as shifts in sales trends to asset based commission agreements.

Interest expense decreased approximately $15,343,000, or 79%, over the three months ended March 31, 2001 primarily due to lower interest expense related to the future fees payable to ASI liability.

The effective income tax rates for the three months ended March 31, 2002, and 2001 were 18% and 26%, respectively.  The effective rate is lower than the corporate rate of 35% due to permanent differences, with the most significant item being the dividend received deduction.  Management believes that the Company will produce sufficient taxable income in the future to realize its deferred tax assets.

 The Company considers Mexico an emerging market and has invested in the Skandia Vida operations with the expectation of generating profits from long-term savings products in future years.  As such, Skandia Vida has generated net losses of approximately $694,000 and
$731,000 for the three months ended March 31, 2002 and 2001, respectively.

 Total assets and liabilities were relatively flat as compared with December 31, 2001 consistent with the equity markets.

Significant Accounting Policies
-------------------------------

For information on the Company's significant accounting policies, see Notes to Consolidated Financial Statements in the Company's
audited consolidated financial statements on Form 10-K for the year ended December 31, 2001.  Specifically, for Deferred Acquisition
Costs, see Note 2L, for Separate Accounts, see Note 2O and for the Company's employee profit sharing programs, see Note 13.

 Liquidity and Capital Resources
 -------------------------------

 The Company's liquidity requirements were generally met by cash from insurance operations, investment activities, borrowings from
ASI, reinsurance and the transfer of rights to future fees and charges to ASI.

During the first three months of 2002 and 2001, the Company received approximately $1,340,000 and $2,000,000, respectively, from ASI to support its investment in Skandia Vida.

The Company continues to extend its reinsurance agreements for new blocks of business.  The reinsurance agreements are modified coinsurance arrangements where the reinsurer shares in the experience of a specific book of business.

The Company expects the continued use of reinsurance and securitization transactions to fund the cash strain anticipated from
acquisition costs on the coming years' sales volume.   On April 12, 2002, the Company entered into a new securitization transaction with ASI.  This transaction covers designated blocks of business issued from November 1, 2000 through December 31, 2001.  The estimated present value of the transaction, using a discount rate of 7.00%, was $74,250,000.  This transaction will be recorded in the Company's second quarter 2002 financial statements.

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

 On May 8, 2002, Fitch Ratings downgraded the Company's "insurer financial strength" rating to A+ from AA- with a "stable" outlook.
This ratings action was based primarily on Fitch's evolving concerns surrounding the risk profile of variable annuity companies related to exposure to equity market performance.  Fitch believes that the Company's exposure to the equity markets has resulted in, and may continue to result in, earnings volatility.

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

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                                     (a wholly-owned subsidiary of Skandia Insurance Company Ltd.)

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the Company's market risk during the first three months of 2002.  The Company has provided a discussion of its market risks in Item 7A of Part II of the December 31, 2001 Form 10-K.

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

                                                         American Skandia Life
                                                         Assurance Corporation
                                                             (Registrant)

                                                      by: /s/Thomas M. Mazzaferro
                                                          -----------------------
                                                         Thomas M. Mazzaferro
                                                     Executive Vice President and
                                                        Chief Financial Officer

May 14, 2002

                                                             EXHIBIT INDEX
-                                                            -------------

    Exhibit Number                                    Description                                 Location
         (2)            Plan of acquisition, reorganization, arrangement, liquidation or              None
                        succession
         (4)            Instruments defining the rights of security holders, including                None
                        indentures
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