Form 10-Q
period 2002-06-30
AMERICAN SKANDIA LIFE ASSURANCE CORP/CT
filed 2002-08-12
CIK 881453

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

                                             For the Quarterly Period Ended June 30, 2002

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
Yes   x   No __
     ---

As of August 12, 2002, there were 25,000 shares of outstanding common stock, par value $100 per share, of the registrant, consisting of 100 shares of voting and 24,900 shares of non-voting common stock, all of which were owned by American Skandia, Inc., a wholly-owned subsidiary of Skandia Insurance Company Ltd., a Swedish corporation.

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                                (an indirect wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                                                           TABLE OF CONTENTS

                                                                                                     Page
PART I.  FINANCIAL INFORMATION:

     Item 1.  Financial Statements:

         Consolidated Statements of Financial Condition -
              June 30, 2002 (unaudited) and December 31, 2001                                         3

         Consolidated Statements of Income (unaudited) -
              Six months ended June 30, 2002 and June 30, 2001                                        4

         Consolidated Statements of Income (unaudited) -
              Three months ended June 30, 2002 and June 30, 2001                                      5

         Consolidated Statements of Shareholder's Equity -
              Six months ended June 30, 2002 (unaudited) and year ended December 31, 2001             6

         Consolidated Statements of Cash Flows (unaudited) -
              Six months ended June 30, 2002 and June 30, 2001                                        7

         Notes to Unaudited Consolidated Financial Statements                                         8

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                  Operations - Six months ended June 30, 2002                                         11

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk                              16

PART II. OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K

                  Signatures                                                                          17

                  Exhibit Index                                                                       18

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                                (an indirect wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                                            Consolidated Statements of Financial Condition
                                       (in thousands except for number of shares and par value)

                                                                        June 30,      December 31,
                                                                          2002            2001
                                                                          ----            ----
                                                                       (unaudited)

ASSETS
------
Investments:
   Fixed maturities - at fair value                                  $       378,483 $       362,831
   Equity securities - at fair value                                          51,009          45,083
   Derivative instruments - at fair value                                     12,650           5,525
   Policy loans                                                                6,977           6,559
                                                                     --------------- ---------------

     Total investments                                                       449,119         419,998

Cash and cash equivalents                                                    100,341          32,231
Accrued investment income                                                      4,540           4,737
Deferred acquisition costs                                                 1,357,100       1,383,281
Reinsurance receivable                                                         6,629           7,249
Receivable from affiliates                                                     5,345           3,283
Income tax receivable                                                         36,336          30,537
Fixed assets                                                                  17,930          17,752
Other assets                                                                 101,862         103,912
Separate account assets                                                   23,981,429      26,038,549
                                                                     --------------- ---------------

     Total assets                                                    $    26,060,631 $    28,041,529
                                                                     =============== ===============

LIABILITIES AND SHAREHOLDER'S EQUITY
------------------------------------
Liabilities:
Reserves for future policy and contract benefits                     $       109,008 $        91,126
Drafts outstanding                                                            74,582          64,438
Accounts payable and accrued expenses                                        136,229         160,261
Deferred income taxes                                                         49,225          54,980
Payable to affiliates                                                          3,951         103,452
Future fees payable to American Skandia, Inc. ("ASI")                        808,896         797,055
Short-term borrowing                                                         125,270          10,000
Surplus notes                                                                144,000         144,000
Separate account liabilities                                              23,981,429      26,038,549
                                                                     --------------- ---------------

     Total liabilities                                                    25,432,590      27,463,861
                                                                     --------------- ---------------

Shareholder's equity:
Common stock, $100 par value, 25,000 shares authorized,
   issued and outstanding                                                      2,500           2,500
Additional paid-in capital                                                   397,309         335,329
Retained earnings                                                            227,307         239,078
Accumulated other comprehensive income                                           925             761
                                                                     --------------- ---------------

     Total shareholder's equity                                              628,041         577,668
                                                                     --------------- ---------------

     Total liabilities and shareholder's equity                      $    26,060,631 $    28,041,529
                                                                     =============== ===============

                                       See notes to unaudited consolidated financial statements.

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                                (an indirect wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                                                   Consolidated Statements of Income
                                                            (in thousands)

                                                                      Six Months Ended June 30,
                                                                        2002             2001
                                                                        ----             ----
                                                                             (unaudited)

REVENUES
--------

Annuity and life insurance charges and fees                          $   182,155      $   200,146
Fee income                                                                52,169           57,976
Net investment income                                                      9,679           10,378
Premium income                                                               806            1,012
Net realized capital (losses) gains                                       (3,424)           2,275
Other                                                                        543              627
                                                                     -----------      -----------

   Total revenues                                                        241,928          272,414
                                                                     -----------      -----------

EXPENSES
--------

Benefits:
   Annuity and life insurance benefits                                     1,538              759
   Change in annuity and life insurance policy reserves                    1,402          (29,817)
   Return credited to contractowners                                       4,480            9,190
                                                                     -----------      -----------

                                                                           7,420          (19,868)

Expenses:
   Underwriting, acquisition and other insurance expenses                 91,161           99,999
    Amortization of deferred acquisition costs                           154,839          119,349
   Interest expense                                                       10,322           34,104
                                                                     -----------      -----------

                                                                         256,322          253,452
                                                                     -----------      -----------

   Total benefits and expenses                                           263,742          233,584
                                                                     -----------      -----------

     (Loss) income from operations before income tax (benefit)
expense                                                                  (21,814)          38,830

       Income tax (benefit) expense                                      (10,043)          11,485
                                                                     ------------     -----------

         Net (loss) income                                           $   (11,771)     $    27,345
                                                                     ============     ===========

                                       See notes to unaudited consolidated financial statements.

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                                (an indirect wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                                                   Consolidated Statements of Income
                                                            (in thousands)

                                                                     Three Months Ended June 30,
                                                                        2002             2001
                                                                        ----             ----
                                                                             (unaudited)

REVENUES
--------

Annuity and life insurance charges and fees                          $    96,506      $    99,646
Fee income                                                                26,001           28,464
Net investment income                                                      4,714            4,997
Premium income                                                               609              171
Net realized capital (losses) gains                                       (1,584)             373
Other                                                                        308              384
                                                                     -----------      -----------

   Total revenues                                                        126,554          134,035
                                                                     -----------      -----------

EXPENSES
--------

Benefits:
   Annuity and life insurance benefits                                       813              428
   Change in annuity and life insurance policy reserves                    1,029          (33,013)
   Return credited to contractowners                                      (2,477)          (5,089)
                                                                     ------------     ------------

                                                                            (635)         (37,674)

Expenses:
   Underwriting, acquisition and other insurance expenses                 44,043           50,905
    Amortization of deferred acquisition costs                           107,912           82,763
   Interest expense                                                        6,211           14,650
                                                                     -----------      -----------

                                                                         158,166          148,318
                                                                     -----------      -----------

   Total benefits and expenses                                           157,531          110,644
                                                                     -----------      -----------

     (Loss) income from operations before income tax (benefit)
expense                                                                  (30,977)          23,391

       Income tax (benefit) expense                                      (11,746)           7,451
                                                                     ------------     -----------

         Net (loss) income                                           $   (19,231)     $    15,940
                                                                     ============     ===========

                                       See notes to unaudited consolidated financial statements.

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                                (an indirect wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                                            Consolidated Statements of Shareholder's Equity
                                                            (in thousands)

                                                                        June 30,      December 31,
                                                                          2002            2001
                                                                          ----            ----
                                                                       (unaudited)

Common stock:
   Beginning and ending balance                                         $     2,500     $     2,500
                                                                        -----------     -----------

Additional paid in capital:
   Beginning balance                                                        335,329         287,329
   Capital contributions                                                     61,980          48,000
                                                                        -----------     -----------

     Ending balance                                                         397,309         335,329
                                                                        -----------     -----------

Retained earnings:
   Beginning balance                                                        239,078         205,979
   Net (loss) income                                                        (11,771)         33,099
                                                                        ------------    -----------

     Ending balance                                                         227,307         239,078
                                                                        -----------     -----------

Accumulated other comprehensive income (loss):
   Beginning balance                                                            761           1,103
   Other comprehensive income (loss)                                            164            (342)
                                                                        -----------     ------------

     Ending balance                                                             925             761
                                                                        -----------     -----------

       Total shareholder's equity                                       $   628,041     $   577,668
                                                                        ===========     ===========

                                       See notes to unaudited consolidated financial statements.

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                                (an indirect wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                                                 Consolidated Statements of Cash Flows
                                                            (in thousands)

                                                                            Six Months Ended June 30,
                                                                              2002              2001
                                                                              ----              ----
                                                                                   (unaudited)

Cash flow from operating activities:
   Net (loss) income                                                       $    (11,771)     $     27,345
   Adjustments to reconcile net (loss) income to net
     cash (used in) provided by operating activities:
     Amortization and depreciation                                                3,230               771
     Deferred tax (benefit) expense                                              (6,121)           23,301
     Change in unrealized gains on derivatives                                   (9,197)           (6,044)
     Increase (decrease) in policy reserves                                       1,530           (24,140)
     (Decrease) increase in net receivable/payable to affiliates               (101,563)           48,618
     (Increase) decrease in income tax receivable                                (5,799)           32,478
     Decrease (increase) in other assets                                          2,050            (8,842)
     Decrease (increase) in accrued investment income                               197              (286)
     (Decrease) increase in reinsurance receivable                                  620           (17,975)
     Net decrease (increase) in deferred acquisition costs                       26,181            (1,303)
     (Decrease) increase in accounts payable and accrued expenses               (24,632)           19,535
     Increase (decrease) in drafts outstanding                                   10,144           (15,329)
     Net realized capital (gains) losses on derivatives                         (10,882)            5,061
     Net realized capital losses (gains) on investments                           3,424            (2,275)
                                                                           ------------      -------------
       Net cash (used in) provided by operating activities                     (122,589)           80,915
                                                                           -------------     ------------

Cash flow from investing activities:
     Purchase of fixed maturity investments                                    (206,479)         (220,174)
     Proceeds from sale and maturity of fixed maturity investments              192,320           216,224
     Purchase of derivatives                                                    (22,814)          (11,383)
     Proceeds from exercise or sale of derivative instruments                    35,768             4,816
     Purchase of shares in equity securities                                    (20,262)          (47,673)
     Proceeds from sale of shares in equity securities                           10,133            18,273
     Purchase of fixed assets                                                    (2,476)           (1,684)
     Increase in policy loans                                                      (418)           (1,519)
                                                                           -------------     -------------
       Net cash used in investing activities                                    (14,228)          (43,120)
                                                                           -------------     -------------

Cash flow from financing activities:
     Capital contribution                                                        61,980             2,000
     Increase (decrease) in future fees payable to ASI, net                      11,841           (74,623)
     Increase in short-term borrowing                                           115,270                 -
     Net deposits (withdrawals) to contractowner accounts                        16,352              (507)
                                                                           ------------      -------------
       Net cash provided by (used in) financing activities                      205,443           (73,130)
                                                                           ------------      -------------

       Net increase (decrease) in cash and cash equivalents                      68,626           (35,335)
       Change in foreign currency translation, net                                 (516)              261
       Cash and cash equivalents at beginning of period                          32,231            76,499
                                                                           ------------      ------------
       Cash and cash equivalents at end of period                          $    100,341      $     41,425
                                                                           ============      ============
     Income taxes paid (received)                                          $      1,598      $    (44,294)
                                                                           ============      =============
     Interest paid                                                         $      4,009      $     27,676
                                                                           ============      ============

                                       See notes to unaudited consolidated financial statements.

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                                (an indirect wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                                         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                                             June 30, 2002

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

3.       COMPREHENSIVE INCOME

         The components of comprehensive income (loss), net of tax, for the six months ended June 30, 2002 and 2001 were as follows:

          (table in thousands)                                                    2002        2001
                                                                                  ----        ----

          Net (loss) income                                                    $  (11,771) $   27,345

          Other comprehensive income (loss):

               Change in net unrealized gains on securities                           680         759

               Foreign currency translation                                          (516)        170
                                                                               -----------  ---------

          Other comprehensive income                                                  164         929
                                                                               ----------   ---------

          Comprehensive income                                                 $  (11,607) $   28,274
                                                                               =========== ==========

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                               (an indirect wholly-owned subsidiary of Skandia Insurance Company Ltd. )

                                   NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                                             June 30, 2002

3.       COMPREHENSIVE INCOME (continued)

         Other comprehensive income is shown net of taxes of approximately $88,000 and $500,000 for the six months ended June 30, 2002 and 2001, respectively.

         The components of accumulated other comprehensive income, net of tax, as of June 30, 2002 and December 31, 2001 were as follows:

          (table in thousands)                                                    2002        2001
                                                                                  ----        ----

          Net unrealized gains on securities                                     $  1,426     $  746

          Foreign currency translation                                               (501)        15
                                                                                 ---------        --

          Accumulated other comprehensive income                                 $    925     $  761
                                                                                 ========     ======

4.       SHORT-TERM BORROWING

         As of June 30, 2002, the Company had a $10,000,000 short-term loan payable to its parent company, American Skandia, Inc.
         ("ASI") as part of a revolving loan agreement.  This loan has an interest rate of 2.58% and matures on September 12, 2002.

         On January 3, 2002, the Company entered into a credit facility agreement with ASI.  This credit facility terminates on
         December 31, 2005 and bears interest at the offered rate in the London interbank market (LIBOR) plus 0.35 percent per annum for the relevant interest period.  Interest expense related to these borrowings was approximately $1,238,000 for the six months ended June 30, 2002.  As of June 30, 2002, the amount outstanding under this credit facility was approximately
         $115,270,000.

5.       FOREIGN ENTITY

         The Company has a 99.9% ownership in Skandia Vida, S.A. de C.V. ("Skandia Vida") which is a life insurance company domiciled in Mexico, selling long-term savings products within Mexico.  Skandia Vida, which is fully consolidated in the accompanying financial statements, had total shareholders' equity of approximately $3,755,000 as of June 30, 2002 and approximately
         $4,179,000 as of December 31, 2001 and has generated losses of approximately $1,410,000 and $1,467,000 for the six months ended June 30, 2002 and 2001, respectively.

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                               (an indirect wholly-owned subsidiary of Skandia Insurance Company Ltd. )

                                   NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                                             June 30, 2002

6.       SEGMENT REPORTING

         In recent years, in order to complete the array of products offered by the Company and its affiliates to meet a wide variety of financial planning, the Company developed variable life insurance and qualified retirement plan annuity products.  Assets under management and sales for products other than variable annuities have not been significant enough to warrant full segment disclosures as required by Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an
         Enterprise and Related Information" ("SFAS 131"), and the Company does not anticipate that those sales or assets under management will be significant in the future due to a change in the Company's strategy.  On March 15, 2002, the Company announced that it will no longer accept new business for the funding of qualified retirement plans, effective July 31, 2002, and will not accept applications for its flexible premium variable life insurance products that were signed after April 1,
         2002 or received after April 15, 2002.  The Company intends to continue to accept additional contributions to existing qualified plans, to service and accept additional premiums for its existing flexible premium variable life insurance contracts, and to continue to offer and sell its single premium variable life insurance products.

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

         On April 12, 2002, the Company entered into a new Purchase Agreement with ASI.  This transaction covers designated blocks of business issued from November 1, 2000 through December 31, 2001.  The estimated present value of the transaction at April
         12, 2002, using a discount rate of 7.00%, was approximately $101,713,000.

         ******************************************************************************************************

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                                (an indirect wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                                       AND RESULTS OF OPERATIONS

                                                    Six Months ended June 30, 2002

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the June 30,
2002 financial statements and the notes included herein, as well as Management's Discussion and Analysis of Financial Condition and
Results of Operations contained in American Skandia Life Assurance Corporation's ("the Company") 2001 Annual Report on Form 10-K.

General
-------

The Company, with its principal offices in Shelton, Connecticut, is a wholly owned subsidiary of American Skandia, Inc. ("ASI"), whose ultimate parent is Skandia Insurance Company Ltd. (publ) ("SICL"), a Swedish corporation.  The Company has 99.9% ownership in
Skandia Vida, S.A. de C.V. ("Skandia Vida") which is a life insurance company domiciled in Mexico.

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

Products and Distribution
-------------------------

 The Company offers a wide array of annuities, including: a) certain deferred and immediate annuities that are registered with the
Securities and Exchange Commission, including variable annuities and fixed interest rate annuities that include a market value adjustment feature; b) certain other fixed deferred annuities that are not registered with the Securities and Exchange Commission; c)
non-registered group variable annuities designed as funding vehicles for various types of qualified retirement plans; and d) fixed, adjustable and variable immediate annuities.  On March 15, 2002, the Company announced that, effective July 31, 2002, it would no longer accept new business for the funding of qualified retirement plans.  The Company intends to continue to accept additional contributions to existing qualified plans following July 31, 2002.

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

Results of Operations
---------------------

Annuity and life insurance sales for the six months ended June 30, 2002 totaled approximately $1,763,271,000, compared to sales of approximately $2,160,319,000 for the first six months of 2001. The decrease in sales was primarily the result of the general decline in sales in the industry, attributed in large part to the continued uncertainty in the equity markets.

Average assets under management totaled approximately $25,272,685,000 in the first six months of 2002 and approximately
$28,347,335,000 in the first six months of 2001, representing a decrease of 11%.  Contractowner fees and charges and charges generated from transfer agency-type and investment support activities decreased approximately $23,797,000, or 9%, for the first six months of 2002 compared to the same period in 2001, primarily as a result of the decline in assets under management.

Net investment income decreased approximately $699,000, or 7%, for the first six months of 2002 compared to the same period in 2001.
This decrease was principally driven by increased amortization of premium paid for bonds in lower interest rate environment and reduced yields on both short-term money as well as fixed maturity investments in 2002 as compared to the same period in 2001.

Premium income represents premiums earned on the sale of ancillary contracts such as immediate annuities with life contingencies, supplementary contracts with life contingencies and certain life insurance products.  Decreased sales of these products led to a decrease in premium income in the first six months of 2002 compared to the first six months of 2001.  Management expects supplementary contracts to grow over time with the maturing of core business lines.

Net realized investment losses totaled approximately $3,424,000 for the first six months of 2002, as compared to gains of approximately $2,275,000 for the first six months of 2001.  During the first six months of 2002 losses on sales of mutual fund investments that are held in support of a deferred compensation program for certain of the Company's employees were approximately
$3,772,000.  The participants in this program bear the investment risk of these assets and, accordingly, there was a reduction in the deferred compensation liability that offset these investment losses.  The deferred compensation program losses were offset by net gains of approximately $348,000 on sales of fixed maturities.  Included in the net gains was a realized loss of approximately
$1,236,000 on the sale of a Worldcom, Inc. bond.  The investment gains in the first six months of 2001 related primarily to sales of fixed maturity investments.

The change in annuity and life insurance policy reserves includes changes in reserves related to annuity contracts with mortality risks as well as the Company's guaranteed minimum death benefit ("GMDB") liability.  In the first quarter of 2001, the equity markets, and, as a result, underlying fund performance, declined.  In addition, in the first quarter of 2001, the Company updated certain assumptions embedded in the calculation of the GMDB liability to reflect more realistic expectations as to risks inherent in the benefit. Previous assumptions had been based on statutory valuation principles as an approximation for accounting principles generally accepted in the United States.  As a result, the GMDB reserve decreased $32,902,000 for the six months ended June 30,
2001.  During the remainder of 2001, the Company continued to refine certain assumptions embedded in the calculation of the GMDB liability which resulted in further decreases in the GMDB liability throughout the remainder of the year.  However, offsetting the resulting increase in earnings and equity as a result of changes in the GMDB liability in 2001, certain assumptions were also updated in the calculation of the deferred acquisition cost asset.  The amortizations of such costs are determined in large part by changes in the expectations of future gross profits of the variable annuity business.  In 2001, the decline in equity markets resulted in a significantly lower estimate of future gross profits, thereby increasing the expenses recognized through amortization.  The GMDB liability decreased approximately $623,000 during the first six months of 2002.

Return credited to contractowners consists primarily of guaranteed minimum death benefit claims, as well as the results of the
Company's hedging program used to mitigate the economic impact of the minimum death benefit guarantees and revenues on the variable and market value adjusted annuities and variable life insurance, offset by the benefit payments and changes in reserves required on this business.  Return credited to contractowners decreased for the first six months of 2002 as compared to the first six months of
2001.  The most significant fluctuation was driven by hedge related benefits of approximately $20,079,000 during the first six months of 2002 as compared to benefits of approximately $983,000 during the first six months of 2001.  The hedge benefits were partially offset by increased guaranteed minimum death benefit claims and lower investment returns on the market value adjusted annuities.  The lower investment returns in 2002 were led by approximately $8,837,000 of realized losses on sales and impairments of certain securities, of which approximately $6,333,000 related to Worldcom, Inc. bonds.

The Company generally amortizes deferred acquisition costs in proportion to expected gross profits from surrender charges, policy and asset based fees and mortality and expense margins.  This amortization is adjusted retrospectively and prospectively when estimates of current and future gross profits to be realized from a group of products are revised.  Amortization of deferred acquisition costs for the first six months of 2002 increased $35,490,000 or 30% as compared to same period in 2001.  Due to the depressed equity markets during the first six months of 2002 as compared to 2001, expectations of future gross profits from asset based fees and surrender charges have decreased.  In addition, the Company updated its future estimated gross profits with respect to mortality assumptions reflecting actual experience and the decline in the equity markets resulting in increased amortization.

 Underwriting, acquisition and other insurance expenses for the six months ended June 30, 2002 and 2001 were as follows:

 (table in thousands)                                                 2002          2001
                                                                      ----          ----

 Commissions and purchase credits                                 $   150,936   $136,256
 General operating expenses                                            68,882     84,395

 Acquisition costs deferred during the first six months              (128,657)  (120,652)
                                                                     ---------  ---------

 Underwriting, acquisition and other insurance expenses           $    91,161   $ 99,999
                                                                  ===========   ========

 A variety of sales promotional activities that were in place for the first six months of 2002 led to an 11% increase in commissions and purchase credits.  General operating expenses decreased 18% from a year ago as a result of lower sales-based compensation, as well as expense reduction programs implemented during 2001.  Variable compensation and long-term incentive plan expenses have decreased due to the slowdown in sales and the decline in the equity markets.  The increase in capitalized deferred acquisition costs was mostly attributable to purchase credits deferred from one of the Company's redesigned bonus variable annuity products.

Interest expense, for the six months ended June 30, 2002, decreased approximately $23,782,000, or 70%, compared to the six months ended June 30, 2001, primarily due to lower interest expense related to the future fees payable to ASI liability.  Interest expense on these obligations is driven by the cash flows from the underlying annuity contracts acting as collateral.  Due to the depressed asset values of those annuity contracts driven by the weak equity markets, the cash flows, and therefore the interest expense, has decreased from prior year levels.

The Company recorded an income tax benefit of approximately $10,043,000 for the six months ended June 30, 2002 due to net increased deferred tax benefits. The effective income tax rate for the six months ended June 30, 2002 was 46%.  The effective rate in 2002 is higher than the corporate rate of 35% due to the deduction for dividends received.  Management believes that the Company will produce sufficient taxable income in the future to realize its deferred tax assets.

 The Company considers Mexico an emerging market and has invested in the Skandia Vida operations with the expectation of generating profits from long-term savings products in future years.  However, Skandia Vida has generated net losses of approximately $1,410,000 and $1,467,000 for the six months ended June 30, 2002 and 2001, respectively.

 Separate account assets and liabilities decreased $2,057,120 as compared with December 31, 2001.  This change resulted primarily from the declining equity markets.

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

 Liquidity and Capital Resources
 -------------------------------

 The Company's liquidity requirements were generally met by cash from insurance operations, investment activities, borrowings from
ASI, reinsurance and the sale of rights to future fees and charges to ASI.  Additionally, during the second quarter of 2002, the
Company received a capital contribution of $60,200,000 from ASI.

During the first six months of 2002 and 2001, the Company received approximately $1,780,000 and $2,000,000, respectively, from ASI to support its investment in Skandia Vida.

The Company continues to extend its reinsurance agreements for new blocks of business.  As of April 1, 2002, the Company has renegotiated one of its reinsurance agreements to prospectively increase the quota share on one of its variable annuity products to
75%.  The reinsurance agreements are modified coinsurance arrangements where the reinsurer shares in the experience of a specific book of business.

The Company expects the continued use of reinsurance and securitization transactions to fund the cash strain anticipated from
acquisition costs on future years' sales volume.   On April 12, 2002, the Company entered into a new securitization transaction with
ASI.  This transaction covers designated blocks of business issued from November 1, 2000 through December 31, 2001.  The estimated present value of the transaction at April 12, 2002, using a discount rate of 7.00%, was approximately $101,713,000.

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

 On July 30, 2002, Standard and Poor's placed the Company's A+ rating on CreditWatch with negative implications.  This action was concurrent with Standard and Poor's revision of its outlook on the U.S. life insurance sector to negative from stable.  The revision reflects the sector's sharply lower fee income on equity-linked product lines and growing credit losses on companies' investment portfolios.  The action by Standard and Poor's was not a result of any specific analysis of the Company by Standard and Poor's.

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

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                                (an indirect wholly-owned subsidiary of Skandia Insurance Company Ltd.)

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the Company's market risk during the first six months of 2002.  The Company has provided a discussion of its market risks in Item 7A of Part II of the December 31, 2001 Form 10-K.

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

August 12, 2002

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
         (99)           Certification                                                               Page 19

Exhibit 99

                                                             Certification
                                       Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                         (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United
States Code), each of the undersigned officers of American Skandia Life Assurance Corporation, a Connecticut corporation (the
"Company"), does hereby certify, to such officer's knowledge, that:

The Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (the "Form 10-Q") of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  August 12, 2002                      /s/ Wade A. Dokken
        ---------------                      ------------------
                                    President and Chief Executive Officer

Dated:  August 12, 2002                   /s/ Thomas M. Mazzaferro
        ---------------                   ------------------------
                       Executive Vice President, Chief Financial Officer and Director

The foregoing certification is being furnished solely pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and
(b) of section 1350, chapter 63 of title 18, United States Code) and is not being filed as part of a separate disclosure document.