Form 10-Q
period 2002-09-30
AMERICAN SKANDIA LIFE ASSURANCE CORP/CT
filed 2002-11-14
CIK 881453

4

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

                                           For the Quarterly Period Ended September 30, 2002

                                   Commission file numbers: 33-62953, 33-88360, 33-89676, 33-91400,
                                        333-00995, 333-02867, 333-24989, 333-25761, 333-97939,
                                                  333-26695, 333-97943 and 333-97941

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
Yes   x   No __
     ---

As of November 12, 2002, there were 25,000 shares of outstanding common stock, par value $100 per share, of the registrant, consisting of 100 shares of voting and 24,900 shares of non-voting common stock, all of which were owned by American Skandia, Inc., an indirect wholly-owned subsidiary of Skandia Insurance Company Ltd., a Swedish corporation.

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                                (an indirect wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                                                           TABLE OF CONTENTS

                                                                                                     Page
PART I.  FINANCIAL INFORMATION:

     Item 1.  Financial Statements:

         Consolidated Statements of Financial Condition -
              September 30, 2002 (unaudited) and December 31, 2001                                    3

         Consolidated Statements of Income (unaudited) -
              Nine months ended September 30, 2002 and September 30, 2001                             4

         Consolidated Statements of Income (unaudited) -
              Three months ended September 30, 2002 and September 30, 2001                            5

         Consolidated Statements of Shareholder's Equity -
              Nine months ended September 30, 2002
                (unaudited)                                         and year ended December 31,       6
                2001

         Consolidated Statements of Cash Flows (unaudited) -
              Nine months ended September 30, 2002 and September 30, 2001                             7

         Notes to Unaudited Consolidated Financial Statements                                         8

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                  Operations - Nine months ended September 30, 2002                                   13

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk                              19

     Item 4.  Controls and Procedures                                                                 19

PART II. OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K

                  Signature                                                                           20

                             Certifications                                                           21

                  Exhibit Index                                                                       23

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                                (an indirect wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                                            Consolidated Statements of Financial Condition
                                       (in thousands except for number of shares and par value)

                                                                      September 30,   December 31,
                                                                          2002            2001
                                                                          ----            ----
                                                                       (unaudited)

ASSETS
------
Investments:
   Fixed maturities - at fair value                                  $       400,874 $       362,831
   Equity securities - at fair value                                          46,619          45,083
   Derivative instruments - at fair value                                     20,170           5,525
   Policy loans                                                                7,375           6,559
                                                                     --------------- ---------------

     Total investments                                                       475,038         419,998

Cash and cash equivalents                                                    198,298          32,231
Accrued investment income                                                      4,332           4,737
Deferred acquisition costs                                                 1,140,949       1,383,281
Reinsurance receivable                                                         5,816           7,249
Receivable from affiliates                                                     4,076           3,283
Income tax receivable                                                         35,248          30,537
Deferred income taxes
                                                                     20,647          -
Fixed assets                                                                  12,967          17,752
Other assets                                                                 108,190         103,912
Separate account assets                                                   21,580,343      26,038,549
                                                                     --------------- ---------------

     Total assets                                                    $    23,585,904 $    28,041,529
                                                                     =============== ===============

LIABILITIES AND SHAREHOLDER'S EQUITY
------------------------------------
Liabilities:
Reserves for future policy and contract benefits                     $       145,935 $        91,126
Drafts outstanding                                                            68,817          64,438
Accounts payable and accrued expenses                                        114,924         160,261
Deferred income taxes                                                           -             54,980
Payable to affiliates                                                          3,348         103,452
Future fees payable to American Skandia, Inc. ("ASI")                        756,958         797,055
Short-term borrowing                                                         105,270          10,000
Surplus notes                                                                110,000         144,000
Separate account liabilities                                              21,580,343      26,038,549
                                                                     --------------- ---------------

     Total liabilities                                                    22,885,595      27,463,861
                                                                     --------------- ---------------

Commitments and Contingent Liabilities (Note 9)

Shareholder's equity:
Common stock, $100 par value, 25,000 shares authorized,
   issued and outstanding                                                      2,500           2,500
Additional paid-in capital                                                   594,249         335,329
Retained earnings                                                             95,264         239,078
Accumulated other comprehensive income                                         8,296             761
                                                                     --------------- ---------------

     Total shareholder's equity                                              700,309         577,668
                                                                     --------------- ---------------

     Total liabilities and shareholder's equity                      $    23,585,904 $    28,041,529
                                                                     =============== ===============

                                       See notes to unaudited consolidated financial statements.

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                                (an indirect wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                                                   Consolidated Statements of Income
                                                            (in thousands)

                                                                    Nine Months Ended September 30,
                                                                        2002              2001
                                                                        ----              ----
                                                                              (unaudited)

REVENUES
--------

Annuity and life insurance charges and fees                          $   280,307       $   296,029
Fee income                                                                75,371            84,936
Net investment income                                                     14,807            15,384
Premium income                                                             1,027               717
Net realized capital (losses) gains                                       (5,751)            2,651
Other                                                                      1,042               947
                                                                     -----------       -----------

   Total revenues                                                        366,803           400,664
                                                                     -----------       -----------

EXPENSES
--------

Benefits:
   Annuity and life insurance benefits                                     2,498             1,406
   Change in annuity and life insurance policy reserves                    2,261           (35,459)
   Guaranteed minimum death benefit claims, net of hedge                 (12,823)              651
   Return credited to contractowners                                      (3,304)           (4,346)
                                                                     ------------      ------------

                                                                         (11,368)          (37,748)

Expenses:
   Underwriting, acquisition and other insurance expenses                137,138           135,408
    Amortization of deferred acquisition costs                           451,757           195,469
   Interest expense                                                       15,887            63,922
                                                                     -----------       -----------

                                                                         604,782           394,799
                                                                     -----------       -----------

   Total benefits and expenses                                           593,414           357,051
                                                                     -----------       -----------

     (Loss) income from operations before income tax (benefit)
expense                                                                 (226,611)           43,613

       Income tax (benefit) expense                                      (82,797)           11,005
                                                                     ------------      -----------

         Net (loss) income                                           $  (143,814)      $    32,608
                                                                     ============      ===========

                                       See notes to unaudited consolidated financial statements.

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                                (an indirect wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                                                   Consolidated Statements of Income
                                                            (in thousands)

                                                                    Three Months Ended September 30,
                                                                        2002               2001
                                                                        ----               ----
                                                                               (unaudited)

REVENUES
--------

Annuity and life insurance charges and fees                          $    92,228       $    95,883
Fee income                                                                23,202            26,960
Net investment income                                                      5,128             5,006
Premium income                                                               221              (295)
Net realized capital (losses) gains                                       (2,327)              376
Other                                                                        498               320
                                                                     -----------       -----------

   Total revenues                                                        118,950           128,250
                                                                     -----------       -----------

EXPENSES
--------

Benefits:
   Annuity and life insurance benefits                                       960               647
   Change in annuity and life insurance policy reserves                      859            (5,642)
   Guaranteed minimum death benefit claims, net of hedge                 (13,121)          (10,577)
   Return credited to contractowners                                     (13,410)           (2,308)
                                                                     ------------      ------------

                                                                         (24,712)          (17,880)

Expenses:
   Underwriting, acquisition and other insurance expenses                 45,977            35,409
    Amortization of deferred acquisition costs                           296,918            76,120
   Interest expense                                                        5,564            29,818
                                                                     -----------       -----------

                                                                         348,459           141,347
                                                                     -----------       -----------

   Total benefits and expenses                                           323,747           123,467
                                                                     -----------       -----------

     (Loss) income from operations before income tax benefit            (204,797)            4,783

       Income tax benefit                                                (72,754)             (480)
                                                                     ------------      ------------

         Net (loss) income                                           $  (132,043)      $     5,263
                                                                     ============      ===========

                                       See notes to unaudited consolidated financial statements.

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                                (an indirect wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                                            Consolidated Statements of Shareholder's Equity
                                                            (in thousands)

                                                                      September 30,   December 31,
                                                                          2002            2001
                                                                          ----            ----
                                                                       (unaudited)

Common stock:
   Beginning and ending balance                                         $     2,500     $     2,500
                                                                        -----------     -----------

Additional paid in capital:
   Beginning balance                                                        335,329         287,329
   Capital contributions                                                    258,920          48,000
                                                                        -----------     -----------

     Ending balance                                                         594,249         335,329
                                                                        -----------     -----------

Retained earnings:
   Beginning balance                                                        239,078         205,979
   Net (loss) income                                                       (143,814)         33,099
                                                                        ------------    -----------

     Ending balance                                                          95,264         239,078
                                                                        -----------     -----------

Accumulated other comprehensive income (loss):
   Beginning balance                                                            761           1,103
   Other comprehensive income (loss)                                          7,535            (342)
                                                                        -----------     ------------

     Ending balance                                                           8,296             761
                                                                        -----------     -----------

       Total shareholder's equity                                       $   700,309     $   577,668
                                                                        ===========     ===========

                                       See notes to unaudited consolidated financial statements.

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                                (an indirect wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                                                 Consolidated Statements of Cash Flows
                                                            (in thousands)

                                                                         Nine Months Ended September 30,
                                                                              2002              2001
                                                                              ----              ----
                                                                                   (unaudited)
Cash flow from operating activities:
   Net (loss) income                                                       $   (143,814)     $     32,608
   Adjustments to reconcile net (loss) income to net
     cash (used in) provided by operating activities:
     Amortization and depreciation                                               10,832             1,407
     Amortization of deferred acquisition costs                                 451,757           195,469
     Deferred tax (benefit) expense                                             (79,684)           54,833
     Change in unrealized (gains) losses on derivatives                          (7,517)            5,342
     Increase (decrease) in policy reserves                                       2,938           (28,821)
     (Decrease) increase in net receivable/payable to affiliates               (100,897)           67,591
     (Increase) decrease in income tax receivable                                (4,711)              467
     Increase in other assets                                                   (11,560)           (5,624)
     Decrease in accrued investment income                                          405               493
     Decrease (increase) in reinsurance receivable                                1,433           (21,183)
     Deferral of acquisition costs                                             (209,425)         (173,238)
     Decrease in accounts payable and accrued expenses                          (45,937)           (6,404)
     Increase in drafts outstanding                                               4,379             8,880
     Net realized capital gains on derivatives                                  (42,196)          (27,623)
     Net realized capital losses (gains) on investments                           5,751            (2,651)
                                                                           ------------      -------------
       Net cash (used in) provided by operating activities                     (168,246)          101,546
                                                                           -------------     ------------

Cash flow from investing activities:
     Purchase of fixed maturity investments                                    (328,206)         (313,676)
     Proceeds from sale and maturity of fixed maturity investments              305,767           276,788
     Purchase of derivatives                                                    (42,173)          (52,629)
     Proceeds from exercise or sale of derivative instruments                    77,241            71,225
     Purchase of shares in equity securities                                    (39,430)          (50,528)
     Proceeds from sale of shares in equity securities                           28,178            20,321
     Sale (purchase) of fixed assets                                              2,708            (7,821)
     Increase in policy loans                                                      (816)           (2,253)
                                                                           -------------     -------------
       Net cash provided by (used in) investing activities                        3,269           (58,573)
                                                                           ------------      -------------

Cash flow from financing activities:
     Capital contribution                                                       258,920            18,000
     Pay down of surplus notes                                                  (34,000)                -
     Decrease in future fees payable to ASI, net                                (40,097)          (96,461)
     Net increase in short-term borrowing                                        95,270                 -
       Deposits to contract owner accounts                                      670,135           226,301
       Withdrawals from contract owner accounts                                (118,941)         (213,047)
     Change in contract owner accounts, net of investment earnings             (499,323)          (10,073)
                                                                           -------------     -------------
       Net cash provided by (used in) financing activities                      331,964           (75,280)
                                                                           ------------      -------------

       Net increase (decrease) in cash and cash equivalents                     166,987           (32,307)
       Change in foreign currency translation, net                                 (920)              559
       Cash and cash equivalents at beginning of period                          32,231            76,499
                                                                           ------------      ------------
       Cash and cash equivalents at end of period                          $    198,298      $     44,751
                                                                           ============      ============
     Income taxes paid (received)                                          $      1,700      $    (44,000)
                                                                           ============      =============
     Interest paid                                                         $     24,385      $     44,339
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

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                                (an indirect wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                                         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                                          September 30, 2002
                                                        (dollars in thousands)

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of American Skandia Life Assurance Corporation (the "Company")
         have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and
         Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals)
         considered necessary for a fair presentation have been included.  Operating results for the nine-month period ended
         September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31,
         2002.  For further information, refer to the consolidated financial statements and footnotes thereto in the Company's audited consolidated financial statements on Form 10-K for the year ended December 31, 2001.

         Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

2.       COMPREHENSIVE INCOME

         The components of comprehensive (loss) income, net of tax, for the nine months ended September 30, 2002 and 2001 were as follows:

                                                                                  2002        2001
                                                                                  ----        ----

          Net (loss) income                                                    $ (143,814) $   32,608

          Other comprehensive income (loss):

               Change in net unrealized gains on securities                         8,133       1,000

               Foreign currency translation                                          (598)        363
                                                                               -----------  ---------

          Other comprehensive income                                                7,535       1,363
                                                                               ----------   ---------

          Comprehensive (loss) income                                          $ (136,279) $   33,971
                                                                               =========== ==========

         Other comprehensive income is shown net of taxes of $4,057 and $734 for the nine months ended September 30, 2002 and 2001, respectively.

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                               (an indirect wholly-owned subsidiary of Skandia Insurance Company Ltd. )

                                   NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                                          September 30, 2002

2.       COMPREHENSIVE INCOME (continued)

         The components of comprehensive (loss) income, net of tax, for the three months ended September 30, 2002 and 2001 were as follows:

                                                                                  2002        2001
                                                                                  ----        ----

          Net (loss) income                                                    $ (132,043) $    5,263

          Other comprehensive income (loss):

               Change in net unrealized gains on securities                         7,453         241

               Foreign currency translation                                           (82)        193
                                                                               -----------  ---------

          Other comprehensive income                                                7,371         434
                                                                               ----------   ---------

          Comprehensive (loss) income                                          $ (124,672) $    5,697
                                                                               =========== ==========

         Other comprehensive income is shown net of taxes of $3,969 and $234 for the three months ended September 30, 2002 and 2001, respectively.

         The components of accumulated other comprehensive income, net of tax, as of September 30, 2002 and December 31, 2001 were as follows:

                                                                                  2002        2001
                                                                                  ----        ----

          Net unrealized gains on securities                                     $  8,878    $   746

          Foreign currency translation                                               (582)        15
                                                                                 ---------   -------

          Accumulated other comprehensive income                                 $  8,296    $   761
                                                                                 ========    =======

3.       SHORT-TERM BORROWING AND SURPLUS NOTES

         As of September 30, 2002, the Company had a $10,000 short-term loan payable to its parent company, American Skandia, Inc.
         ("ASI") as part of a revolving loan agreement.  This loan has an interest rate of 2.26% and matures on December 12, 2002.

         On January 3, 2002, the Company entered into a credit facility agreement with ASI.  This credit facility terminates on
         December 31, 2005 and bears interest at the offered rate in the London interbank market (LIBOR) plus 0.35 percent per annum for the relevant interest period.  Interest expense related to these borrowings was approximately $2,039 and $801 for the nine and three months ended September 30, 2002, respectively.  During September 2002, the Company paid down $40,000 leaving
         $95,270 outstanding under this credit facility as of September 30, 2002.

         On August 29, 2002, the Company received permission from the State of Connecticut Department of Insurance to pay down surplus notes in the principal amount of $34,000 and to pay related interest of $7,471.

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                               (an indirect wholly-owned subsidiary of Skandia Insurance Company Ltd. )

                                   NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                                          September 30, 2002

4.       FOREIGN ENTITY

         The Company has a 99.9% ownership in Skandia Vida, S.A. de C.V. ("Skandia Vida") which is a life insurance company domiciled in Mexico, selling long-term savings products within Mexico.  Skandia Vida, which is fully consolidated in the accompanying financial statements, had total shareholders' equity of $5,090 as of September 30, 2002 and $4,179 as of December 31, 2001
         and has generated losses of $1,889 and $2,146 for the nine months ended September 30, 2002 and 2001, respectively and $479 and $679 for the three months ended September 30, 2002 and 2001, respectively.

5.       CAPITALIZATION

         The Company received $258,920 of capital contributions from ASI during the nine months ended September 30, 2002.  Of the total contributions, $60,200 and $195,000 were received in June 2002 and September 2002, respectively, from ASI to support the Company's desired capital levels.  The remaining $3,720 was received to support the Company's investment in Skandia
         Vida.

6.       INCOME TAXES

         The Company recorded an income tax (benefit) expense of ($82,797) and $11,005 for the nine months ended September 30, 2002 and 2001, respectively and ($72,754) and ($480) for the three months ended September 30, 2002 and 2001, respectively.  The effective income tax rate for the nine and three months ended September 30, 2002 and nine and three months ended September
         30, 2001 varied from the corporate rate of 35% due primarily to the deduction for dividends received.

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

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                               (an indirect wholly-owned subsidiary of Skandia Insurance Company Ltd. )

                                   NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                                          September 30, 2002

7.       FUTURE FEES PAYABLE TO ASI (continued)

         In connection with these transactions, ASI, through special purpose trusts, issued collateralized notes in private placements, which are secured by the rights to receive future fees and charges purchased from the Company.

         Under the terms of Purchase Agreements between the Company and ASI, the rights transferred provide for ASI to receive a percentage (60%, 80% or 100% depending on the underlying commission option) of future mortality and expense charges and contingent deferred sales charges, after reinsurance, expected to be realized over the remaining surrender charge period of the designated contracts (generally 6 to 8 years).  The liability for future fees payable to ASI at the balance sheet date is based on the consideration received less principal repayments according to amortization schedules that were developed at the inception of the transactions.  If actual mortality and expense charges and contingent deferred sales charges are less than those projected in the original amortization schedules, calculated on a transaction by transaction basis, ASI has no recourse against the Company.  As account values associated with the designated contracts have declined, consistent with the overall decline in the equity markets, current mortality and expense charges have been lower than expected on certain transactions and it is likely that future mortality and expense charges, on those same transactions, will be lower than originally projected.  As a result, the ultimate cash flows associated with these transactions that will transfer to ASI may be lower than the current carrying amount of the liability.

         On April 12, 2002, the Company entered into a new Purchase Agreement with ASI.  This transaction covers designated blocks of business issued from November 1, 2000 through December 31, 2001.  The estimated present value of the transaction at April
         12, 2002, using a discount rate of 6.00%, was $101,713.

8.       DEFERRED ACQUISITION COSTS

         The Company uses the retrospective deposit method for amortizing deferred acquisition costs.  This method results in deferred acquisition costs being amortized in proportion to expected gross profits, from surrender charges and policy and asset based fees, net of operating and claim costs, and being adjusted retrospectively and prospectively when estimates of current and future gross profits to be realized from a group of products are revised.  One critical assumption in estimating future gross profits is the long-term fund growth rate.  The long-term fund growth rate, in large part, determines the estimated future asset levels on which the most significant revenues are based.  When current period actual asset growth is greater or less than the Company's long-term expectation, the Company adjusts the short-term asset growth rate to a level that will allow the Company, in the short-term, to resume the long-term asset growth rate expectation.  As asset growth rates have been far below the Company's long-term expectation, the adjustment to the short-term asset growth rate had risen to a level that in management's opinion was unreasonable and excessive in the current market environment.  Based on an analysis of those short-term rates, the related estimates of future gross profits and an impairment study, management of the
         Company determined that the short-term asset

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                               (an indirect wholly-owned subsidiary of Skandia Insurance Company Ltd. )

                                   NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                                          September 30, 2002

8.       DEFERRED ACQUISITION COSTS (continued)

         growth rate should be reduced to the level of the long-term growth rate expectation.  This resulted in a current period impairment charge of approximately $206,000.  The Company also updated its future estimated gross profits with respect to certain mortality assumptions reflecting actual experience and the decline in the equity markets resulting in additional increased amortization.

9.       COMMITMENTS AND CONTINGENT LIABILITIES

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

10.      SEGMENT REPORTING

         In recent years, in order to complete the array of products offered by the Company and its affiliates to meet a wide variety of financial planning needs, the Company developed variable life insurance and qualified retirement plan products.  Assets under management and sales for products other than variable annuities have not been significant enough to warrant full segment disclosures as required by Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an
         Enterprise and Related Information" ("SFAS 131"), and the Company does not anticipate that those sales or assets under management will be significant in the future due to a change in the Company's strategy.  Effective July 31, 2002, the
         Company has ceased to accept new business for the funding of qualified retirement plans and, effective after April 15, 2002, the Company has ceased accepting applications for its flexible premium variable life insurance products.  The Company intends to continue to accept additional contributions to existing qualified plans, to service and accept additional premiums for its existing flexible premium variable life insurance contracts, and to continue to offer and sell its single premium variable life insurance products.

         ******************************************************************************************************

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                                (an indirect wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                                  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                                       AND RESULTS OF OPERATIONS

                                                 Nine Months ended September 30, 2002
                                                        (dollars in thousands)

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the
September 30, 2002 financial statements and the notes included herein, as well as Management's Discussion and Analysis of Financial
Condition and Results of Operations contained in American Skandia Life Assurance Corporation's (the "Company") 2001 Annual Report on
Form 10-K.

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

Products and Distribution
-------------------------

 The Company offers a wide array of annuities, including: a) certain deferred and immediate annuities that are registered with the
Securities and Exchange Commission, including variable annuities with fixed interest rate investment options that include a market value adjustment feature; b) certain other fixed deferred annuities that are not registered with the Securities and Exchange
Commission; and c) fixed, adjustable and variable immediate annuities.  Effective July 31, 2002, the Company ceased accepting new business for the funding of qualified retirement plans.  The Company intends to continue to accept additional contributions to qualified plans existing on July 31, 2002.

 During 1998 and 1999, the Company expanded its product offerings with the introduction of single premium and flexible premium variable life insurance products and a term life insurance product.  Effective April 15, 2002, the Company ceased accepting applications for its flexible premium variable life insurance products.  The Company intends to continue to service and accept additional premiums for its existing flexible premium variable life insurance contracts and to continue to offer and sell its single premium variable life insurance products.

The Company sells its annuity products through multiple distribution channels including, (a) independent financial planners; (b)
broker-dealers that generally are members of the New York Stock Exchange, including "wirehouse" and regional broker-dealer firms; and
(c) broker-dealers affiliated with banks or that specialize in marketing to customers of banks.  The Company has selling agreements with approximately one thousand two hundred broker/dealer firms and financial institutions.

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

Results of Operations
---------------------

Annuity and life insurance sales for the nine and three months ended September 30, 2002 totaled $2,703,155 and $939,884, respectively, compared to sales of approximately $2,994,287 and $833,968 for the nine and three months ended September 30, 2001, respectively. The decrease in sales for the nine months ended was primarily the result of the general decline in sales in the industry, attributed in large part to the continued uncertainty in the equity markets.  Sales for the three months ended increased over the same period from the prior year due principally to favorable market reaction to certain of the Company's new generation of products.

Average assets under management totaled $24,319,463 in the first nine months of 2002 and $27,504,637 in the first nine months of
2001, representing a decrease of 12%.  Annuity and life insurance charges, fees and fee income decreased $25,287, or 7%, and $7,413 or 6% for the nine and three months ended September 30, 2002, respectively, compared to the same periods in 2001.  These declines were primarily a result of the decline in assets under management offset by an increase in surrender charge income of $10,337 or 27%
and $7,240 or 57% for the nine and three months ended September 30, 2002, respectively, compared to the same periods in 2001.  The increase in surrender charge income caused by higher lapses when compared to the applicable prior year periods was primarily attributable, the Company believes, to concerns, by contract holders, rating agencies and therefore, the Company's distribution channels, surrounding the uncertainty in the equity markets and its impact on variable annuity companies (See Liquidity and Capital
Resources for rating agency actions).

Net investment income decreased $577, or 4% and increased $122 or 2%, for the nine and three months ended September 30, 2002 as compared to the same periods in 2001, respectively.  The decrease for the nine months ended September 30, 2002 was principally driven by increased amortization of premium paid for bonds in a lower interest rate environment and reduced yields on both short-term money as well as fixed maturity investments as compared to the same period in 2001.  The increase for the three months ended September 30,
2002 was principally driven by increased interest income earned from a larger average fixed maturity asset base as compared to the same period in 2001.

Premium income represents premiums earned on the sale of ancillary contracts such as immediate annuities with life contingencies, supplementary contracts with life contingencies and certain life insurance products.  Increased sales of these products led to an increase in premium income in the nine and three months ended September 30, 2002 as compared to the same periods in 2001.  Management expects supplementary contracts to grow over time with the maturing of core business lines.

Net realized investment losses totaled $5,751 and $2,327 for the nine and three months ended September 30, 2002, respectively, as compared to gains of $2,651 and $376 for the nine and three months ended September 30, 2001, respectively.  During the nine and three months ended September 30, 2002 losses on sales of mutual fund investments that are held in support of a deferred compensation program for certain of the Company's employees were $8,493 and $4,721, respectively.  The participants in this program bear the investment risk of these assets and, accordingly, there was a reduction in the deferred compensation liability that offset these investment losses.  The deferred compensation program losses were offset by net gains of $2,742 and $2,394 on sales of fixed maturities for the nine and three months ended September 30, 2002, respectively.  Included in the net gains for the nine months ended September 30, 2002, was a realized loss of approximately $1,236 on the sale of a Worldcom, Inc. bond.  The investment gains in the nine and three months ended September 30, 2001 related primarily to sales of fixed maturity investments, resulting in gains of $4,963 and $1,385, respectively, offset by losses on sales of mutual fund investments supporting the deferred compensation program in the amounts of
$2,312 and $1,009, respectively.

The change in annuity and life insurance policy reserves includes changes in reserves related to annuity contracts with mortality risks as well as the Company's guaranteed minimum death benefit ("GMDB") liability.  During the first nine months of 2001, the equity markets, and, as a result, underlying fund performance, declined.  In addition, during the same period, the Company updated certain assumptions embedded in the calculation of the GMDB liability to reflect more realistic expectations as to risks inherent in the benefit. Previous assumptions had been based on statutory valuation principles as an approximation for accounting principles generally accepted in the United States.  As a result, the GMDB reserve decreased $39,150 for the nine months ended September 30,
2001.  However, offsetting the resulting increase in earnings and equity as a result of changes in the GMDB liability in 2001, certain assumptions were also updated in the calculation of the deferred acquisition cost asset, resulting in additional amortization of the deferred acquisition cost asset.  The amortizations of such costs are determined in large part by changes in the expectations of future gross profits of the variable annuity business.  In 2001, the decline in equity markets resulted in a significantly lower estimate of future gross profits, thereby increasing the expenses recognized through amortization.  The GMDB liability decreased $623 during the first nine months of 2002.

The Company uses derivative instruments which consist of equity option contracts for risk management purposes, and not for trading or speculation.  The Company economically hedges the guaranteed minimum death benefit exposure associated with market value fluctuations.  Guaranteed minimum death benefit claims, net of hedge, consists of guaranteed minimum death benefit claims offset by the results of the Company's option contracts.  Guaranteed minimum death benefit claims, net of hedge, decreased for the nine and three months ended September 30, 2002 as compared to the same periods in 2001.  This fluctuation was driven by an increase of hedge related benefits of $27,432 and $8,336 during the nine and three months ended September 30, 2002, respectively, as compared to the same periods of 2001.  Hedge related benefits were partially offset by increases in guaranteed minimum death benefit claims of
$13,959 and $5,793 for the nine and three months ended September 30, 2002.

Return credited to contractowners consists primarily of net investment results from the Company's fixed, market value adjusted, separate account investment option and changes in the Company's experience rated reinsurance receivables.  Experience rated reinsurance receivables decreased $10,796 and $2,152, both due to the unfavorable experience on certain blocks of variable annuity business for the nine and three months ended September 30, 2002 as compared to the same periods in 2001, respectively.  The decline in the reinsurance receivable was partially offset by an increase of $9,384 and $8,172, for the nine and three months ended September
30, 2002, respectively, from increased net investment results on the Company's fixed, market value adjusted, separate account investment option.  As the equity markets decline, movement from variable investment options to fixed investment options, primarily due to one of the Company's product features, has increased the assets invested in the fixed separate account investment option.
Included in the net investment results for the nine months ended September 30, 2002, was $9,441 of realized losses on sales and impairments of certain securities, of which $5,743 related to Worldcom, Inc. bonds.

Amortization of deferred acquisition costs for the nine and three months ended September 30, 2002, increased $256,288 or 131%, and
$220,798 or 290%, as compared to the same periods in 2001, respectively.  In general, the increased amortization is due to the further depressed equity markets during the nine and three months ended September 30, 2002 as compared to 2001, thereby decreasing long-term expectations of future gross profits from asset based fees and increased claim costs associated with minimum death benefit guarantees.  See Note 8 of Notes to Unaudited Consolidated Financial Statements for a further discussion on amortization of deferred acquisition costs.

 Underwriting, acquisition and other insurance expenses for the nine and three months ended September 30, 2002 and 2001 were as follows:

 For the nine months ended September 30,                              2002          2001
                                                                      ----          ----

 Commissions and purchase credits                                 $   242,747    $196,326
 General operating expenses                                           103,816   112,320

 Acquisition costs deferred                                          (209,425)  (173,238)
                                                                     ---------  ---------

 Underwriting, acquisition and other insurance expenses           $   137,138   $ 135,408
                                                                  ===========   =========

 For the three months ended September 30,                             2002          2001
                                                                      ----          ----

 Commissions and purchase credits                                 $    91,811    $60,070
 General operating expenses                                            34,933   27,925

 Acquisition costs deferred                                           (80,767)  (52,586)
                                                                      --------  --------

 Underwriting, acquisition and other insurance expenses           $    45,977   $ 35,409
                                                                  ===========   ========

 New products launched during 2002, as well as a larger distribution of sales on products with higher commissions as compared to the prior year has led to a 24% and 53% increase in commissions and purchase credits for the nine and three months ended September 30,
2002, respectively.  General operating expenses decreased 8% for the nine months ended September 30, 2002 as compared to the same period in the prior year as a result of lower sales-based compensation, as well as expense reduction programs implemented during
2001.  Variable compensation and long-term incentive plan expenses have decreased due to the decrease in sales and the decline in the equity markets.  General operating expenses increased 25% for the three months ended September 30, 2002 as compared to the same period in the prior year, primarily due to losses on the sale or retirement of fixed assets and losses from sub-leasing activity.
The increase in capitalized deferred acquisition costs was mostly attributable to purchase credits deferred from one of the Company's redesigned bonus variable annuity products.

Interest expense, for the nine and three months ended September 30, 2002, decreased approximately $48,035 or 75% and $24,254 or 81%, compared to the nine and three months ended September 30, 2001, respectively, primarily due to lower interest expense related to the future fees payable to ASI liability (See Note 7).  Interest expense on these obligations is driven by the cash flows from the underlying annuity contracts acting as collateral.  Due to the depressed asset values of those annuity contracts driven by the weak equity markets, the cash flows, and therefore the interest expense, has decreased from prior year levels.

The Company recorded an income tax (benefit) expense of ($82,797) and $11,005 for the nine months ended September 30, 2002 and 2001, respectively and ($72,754) and ($480) for the three months ended September 30, 2002, respectively.  The effective income tax rate for the nine and three months ended September 30, 2002 and nine and three months ended September 30, 2001 varied from the corporate rate of 35% due primarily to the deduction for dividends received.  Management believes that the Company will produce sufficient taxable income in the future to realize its deferred tax assets.

 The Company considers Mexico an emerging market and has invested in the Skandia Vida operations with the expectation of generating profits from long-term savings products in future years.  However, Skandia Vida has generated net losses of approximately $1,889 and
$2,146 for the nine months ended and $479 and $679 for the three months ended September 30, 2002 and 2001, respectively.

 Separate account assets and liabilities decreased $4,458,206 from December 31, 2001.  This change resulted primarily from the declining equity markets.

Significant Accounting Policies
-------------------------------

For information on the Company's significant accounting policies, see Notes to Consolidated Financial Statements in the Company's
audited consolidated financial statements on Form 10-K for the year ended December 31, 2001.  Specifically, for Deferred Acquisition
Costs, see Note 2L (and Note 8 of this Form 10-Q's Notes to Unaudited Financial Statements), for Separate Accounts, see Note 2O and
for the Company's employee profit sharing programs, see Note 13.

 Liquidity and Capital Resources
 -------------------------------

 The Company's liquidity requirements were generally met by cash from insurance operations, investment activities, borrowings from
ASI, reinsurance and the sale of rights to future fees and charges to ASI.  Additionally, during the third quarter of 2002, the
Company received a capital contribution of $196,940 from ASI (see Note 5).

During the first nine months of 2002 and 2001, the Company received approximately $3,720 and $2,500, respectively, from ASI to support its investment in Skandia Vida.

The Company continues to extend its reinsurance agreements for new blocks of business.  The reinsurance agreements are modified coinsurance arrangements where the reinsurer shares in the experience of a specific book of business.

The Company expects the continued use of reinsurance and securitization transactions to fund the cash strain anticipated from
acquisition costs on future years' sales volume.   On April 12, 2002, the Company entered into a new securitization transaction with
ASI.  This transaction covers designated blocks of business issued from November 1, 2000 through December 31, 2001.  The estimated present value of the transaction at April 12, 2002, using a discount rate of 6.00%, was approximately $101,713.

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

 During 2002, all of the major rating agencies reviewed the U.S. life insurance sector, including the Company.  Based on these reviews the rating agencies have evolving concerns surrounding the risk profile of variable annuity companies due to their significant exposure to equity market performance.  This exposure has resulted, and may continue to result, in earnings volatility.  Based on the reviews made during 2002, the following ratings actions took place:

 On May 8, 2002, Fitch Ratings downgraded the Company's "insurer financial strength" rating to A+ from AA- with a "stable" outlook.

 On September 19, 2002, Fitch Ratings lowered the Company's "insurer financial strength" rating to A- from A+ with an "evolving"
outlook.

 On September 27, 2002, A.M. Best Co. lowered the Company's "financial strength" rating to A- from A with negative implications.

 On October 16, 2002, Standard and Poor's lowered the Company's "counterparty credit" and "financial strength" ratings to A- from A+
with a negative outlook and removed the Company from Credit Watch.

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

These forward-looking statements rely on a number of assumptions concerning future events, and are subject to a number of significant uncertainties and results may differ materially from these statements.  You should not put undue reliance on these forward-looking statements.  We disclaim any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                                (an indirect wholly-owned subsidiary of Skandia Insurance Company Ltd.)

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the Company's market risk during the nine or three months ended September 30, 2002.  The
Company has provided a discussion of its market risks in Item 7A of Part II of the December 31, 2001 Form 10-K.

ITEM 4.  CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based on that evaluation, within the past 90 days, the Chief Executive
Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.  There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

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

                                                         American Skandia Life
                                                         Assurance Corporation
                                                             (Registrant)

                                                      by: /s/Thomas M. Mazzaferro
                                                          -----------------------
                                                         Thomas M. Mazzaferro
                                                     Executive Vice President and
                                                        Chief Financial Officer

November 12, 2002

                                                            CERTIFICATIONS

I, Wade A. Dokken, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of American Skandia Life Assurance Corporation;

2.       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.       The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)       designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)       evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)       presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.       The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a)       all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)       any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.       The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 12, 2002                    /s/ Wade A. Dokken
        -----------------                    ------------------
                                    President and Chief Executive Officer
                                                            CERTIFICATIONS

I, Thomas M. Mazzaferro, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of American Skandia Life Assurance Corporation;

2.       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.       The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)       designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)       evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)       presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.       The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a)       all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)       any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.       The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 12, 2002                 /s/ Thomas M. Mazzaferro
        -----------------                 ------------------------
                       Executive Vice President, Chief Financial Officer and Director

                                                             EXHIBIT INDEX
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
         (99)           Certification                                                               Page 24

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

The Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (the "Form 10-Q") of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  November 12, 2002                    /s/ Wade A. Dokken
        -----------------                    ------------------
                                    President and Chief Executive Officer

Dated:  November 12, 2002                 /s/ Thomas M. Mazzaferro
        -----------------                 ------------------------
                       Executive Vice President, Chief Financial Officer and Director

The foregoing certification is being furnished solely pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and
(b) of section 1350, chapter 63 of title 18, United States Code) and is not being filed as part of a separate disclosure document.