Form 10-K
period 2002-12-31
AMERICAN SKANDIA LIFE ASSURANCE CORP/CT
filed 2003-03-27
CIK 881453

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
                                              For the fiscal year ended December 31, 2002

                                                       Commission file numbers:
                                    333-103889, 33-88360, 33-89676, 33-91400, 333-00995, 333-02867,
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such
reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements
incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.  [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes [   ]  No [ X ]

As of March 27, 2003, there were 25,000 shares of outstanding common stock, par value $100 per share, of the registrant, consisting of 100 shares of voting and 24,900 shares of non-voting all of which were owned by American Skandia, Inc., an indirect wholly-owned subsidiary of Skandia Insurance Company Ltd., a Swedish corporation.

PART I

Item 1.        BUSINESS (all dollars in thousands unless otherwise stated)

General
-------

American Skandia Life Assurance Corporation ("ASLAC" or the "Company"), with its principal offices in Shelton, Connecticut, is a wholly-owned subsidiary of American Skandia, Inc. ("ASI").  On December 19, 2002, Skandia Insurance Company Ltd. (publ) ("SICL"), an insurance company organized under the laws of the Kingdom of Sweden, and the ultimate parent company of the Company, entered into a definitive agreement (the "Purchase Agreement") with Prudential Financial, Inc., a New Jersey corporation ("Prudential Financial"), whereby Prudential Financial will acquire the Company and certain of its affiliates (the "Acquisition").  Consummation of the transaction is subject to various closing conditions, including regulatory approvals and approval of certain matters by the board of directors and shareholders of the mutual funds advised by American Skandia Investment Services, Inc., a subsidiary of ASI.  The transaction is expected to close during the second quarter of 2003.

The Company has 99.9% ownership in Skandia Vida, S.A. de C.V. ("Skandia Vida") which is a life insurance company domiciled in Mexico.
Revenues and total assets generated from Skandia Vida represent less than one-half of one percent of the Company's consolidated revenues and total assets.  As part of the Acquisition, it is expected that the Company will sell its ownership interest in Skandia
Vida to SICL.  The Company has filed for regulatory approvals from the State of Connecticut and Mexico related to the sale of Skandia
Vida.

The Company was established in 1988 and is a significant provider of variable annuity contracts for the individual market in the United
States.  Affiliates of the Company sponsor and distribute shares of registered investment companies ("mutual funds").  Because these mutual funds are not sponsored or distributed by the Company, such products are not discussed herein and are not reflected on the
Company's financial statements.

The Company's products are sold primarily to individuals to provide for long-term savings and retirement and to address the economic impact of premature death, estate planning concerns and supplemental retirement needs.  The investment performance of the funds supporting the variable annuity contracts, which in turn correlates, principally, with equity market performance, can significantly impact the market for the Company's products.

Products
--------

 The Company offers a wide array of annuities, including: a) certain deferred and immediate annuities that are registered with the
Securities and Exchange Commission, including variable annuities with fixed interest rate investment options that include a market value adjustment feature; b) certain other fixed deferred annuities that are not registered with the Securities and Exchange
Commission; and c) fixed, adjustable and variable immediate annuities.  Prior to July 31, 2002, the Company had offered non-registered group variable annuities designed as funding vehicles for various types of qualified retirement plans.  The Company has continued to accept additional contributions to qualified plans existing on July 31, 2002.  The Company also offers and sells single premium variable life insurance products, and, prior to April 15, 2002, offered and sold flexible premium variable life insurance products.  The Company has continued to service and accept additional premiums for its existing flexible premium variable life insurance contracts.

Annuity contracts represent the insurer's contractual obligation to make payments over a given period of time (often measured by the life of the recipient) in return for a single deposit or a series of scheduled or flexible deposits.  The insurer's obligation to pay may commence immediately or be deferred.  If the insurer's payments are deferred, the insurer generally incurs an obligation to make a surrender value available during the deferral period based on an account value.  The account value consists of the deposits and may earn interest, or may vary with the performance of investments in the funds selected by the insurer and made available for election by contract holders.  Gains on deposits made by the contract holder, before distribution, generally are tax deferred for the contract holder.  Distributions are taxed as ordinary income to the contract holder.  During the deferral period, distributions are assumed to come first from any gains in the contract and may be subject to a tax penalty.  For immediate annuities and annuitized deferred annuities, a portion of each distribution may be treated as a return of the taxpayer's investment in the contract.

Certain of the Company's variable annuity products contain a feature called "Performance Advantage".  This feature is comprised of two benefits.  First, the contract holder receives an immediate one percent increase to their account value upon initial deposit.
The contract holder earns this one percent bonus upon reaching the original deposit's tenth anniversary.  If the contract holder surrenders prior to the tenth anniversary, the one percent bonus is returned to the Company.  The second benefit occurs if the contract holder's account value has not doubled from the original deposit by the original deposit's tenth anniversary.  At the option of the contract holder, this benefit will be distributed in the form of a reduction in future charges applied against the contract or, if annuitization is selected, a lump-sum credit to the contract owner's account.  Updated versions of the Company's core products no longer contain this feature.

Distribution
------------

The Company sells its wide array of annuity products through multiple distribution channels including, (a) independent financial planners; (b) broker-dealers that generally are members of the New York Stock Exchange, including "wirehouse" and regional broker-dealer firms; and (c) broker-dealers affiliated with banks or that specialize in marketing to customers of banks.  Although the Company is active in each of those distribution channels, the majority of the Company's sales have come from independent financial planners.  The Company has selling agreements with approximately twelve hundred broker/dealer firms and financial institutions.

Although many of the Company's competitors have acquired or are looking to acquire their distribution channels as a means of securing sales, the Company has not done so.  Instead, the Company believes its success is dependent on its ability to enhance its
relationships with both the selling firms and their registered representatives.   In cooperation with its affiliated broker-dealer,
American Skandia Marketing, Incorporated, the Company uses marketing teams to provide support to its primary distribution channels.
In addition, the Company also offers a number of private label and proprietary products distributed by select large distributors.

Segments
--------

The Company's reporting is confined to one reporting segment.  Revenues, net income and total assets for this segment can be found on the Company's consolidated statements of financial condition as of December 31, 2002 and 2001 and consolidated statements of income for the years ended December 31, 2002, 2001 and 2000.  The Company's total assets as of December 31, 2002, 2001 and 2000 were
$23,708,585, $28,009,782 and $31,702,705, respectively.  Revenues and assets generated from the Company's variable life and qualified plan product offerings have been insignificant in comparison to the revenues and assets generated from the Company's core product, variable annuities.

Reserves
--------

The Company is obligated by the insurance laws and regulations in the jurisdictions in which the Company does business to carry in its statutory financial statements, as liabilities, actuarially calculated reserves to meet its obligations on outstanding annuity and life
insurance contracts.    Such reserves are based on mortality and/or morbidity tables in general use in the United States.  In general, reserves are computed amounts that, with additions from premiums to be received, and with interest on such reserves compounded at certain assumed rates, are expected to be sufficient to meet contractual obligations.  In the accompanying financial statements, these reserves for contractual obligations are determined in accordance with accounting principles generally accepted in the United States
("U.S. GAAP") and are included in the balance sheet captions "separate account liabilities" and "reserves for future policy and contract benefits."  The Company's statutory-based reserves differ from those reported under U.S. GAAP, primarily because U.S. GAAP does not require an explicit reserve for guaranteed minimum death benefits and reserves held for annuity contracts are held at account value under U.S. GAAP, rather than at an actuarially calculated amount.

Competition
-----------

The Company is competing for management of an individuals' savings dollars in the United States.  Competitors in this business include banks, investment companies, insurance companies and other financial institutions.  According to Info-One's Variable Annuity Research &
Data Service ("VARDS"), the Company was ranked 13th in sales of variable annuities for the year ended December 31, 2002, and 10th in assets under management as of December 31, 2002.  Competitive factors in this industry include investment performance, product design, visibility in the marketplace, financial strength ratings, distribution capabilities, levels of charges and credited rates, reputation, customer service and sales force service and education.  The Company believes it derives its competitive advantage from its innovative and creative product designs, and its strong relationship with the sales force through service and education.  The Company's financial strength or claims paying ratings from Fitch Ratings, A.M. Best Co. and Standard and Poor's is A-.  The Company's ratings position relative to its competitors was a significant factor in SICL's decision to sell the Company.  See the Liquidity and Capital Resources section within Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion of the Company's ratings.

Employees
---------

As of December 31, 2002, the Company had 725 employees.

Item 2.        PROPERTIES

The Company occupies office space in Shelton, Connecticut, which is leased from an affiliate, American Skandia Information Services and Technology Corporation.  The Company entered into a lease for office space in Westminster, Colorado, effective January 1, 2001, and established an additional customer service center at that location.  The Company believes that its current facilities are satisfactory for its near term needs.

Item 3.        LEGAL PROCEEDINGS

In recent years, a number of annuity companies have been named as defendants in class action lawsuits relating to the use of variable annuities as funding vehicles for tax-qualified retirement accounts.  The Company is currently a defendant in one such lawsuit.  A purported class action complaint was filed in the United States District Court for the Southern District of New York on December 12,
2002, by Diane C. Donovan against the Company and certain of its affiliates (the "Donovan Complaint").  The Donovan Complaint seeks unspecified compensatory damages and injunctive relief from the Company and certain of its affiliates.  The Donovan Complaint claims that the Company and certain of its affiliates violated federal securities laws in marketing variable annuities.  This litigation is in the preliminary stages.  The Company believes this action is without merit, and intends to vigorously defend against this action.

The Company is also involved in other lawsuits arising, for the most part, in the ordinary course of its business operations.  While the outcome of these other lawsuits cannot be determined at this time, after consideration of the defenses available to the Company, applicable insurance coverage and any related reserves established, these other lawsuits are not expected to result in liability for amounts material to the financial condition of the Company, although they may adversely affect results of operations in future periods.

Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.        MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

ASI owns all of the Company's outstanding shares.  The Company did not pay any dividends to ASI in 2002 or 2001.  Under various state insurance laws, the maximum amount of dividends that can be paid to shareholders without prior approval of the state insurance department is subject to restrictions relating to statutory surplus and net gain from operations.  Based on these restrictions, the
Company currently may not pay any dividends without prior approval.

Item 6.        SELECTED FINANCIAL DATA (dollars in thousands)

The following table summarizes information with respect to the operations of the Company:

                                                       For the Year Ended December 31,
                                      2002            2001            2000           1999           1998
                                      ----            ----            ----           ----           ----
STATEMENTS OF INCOME DATA
Revenues:
Annuity and life insurance       $    370,004     $    388,696   $    424,578    $    289,989   $    186,211
   charges and fees (a) (b)
Fee income (b)                         97,650          111,196        130,610          83,243         50,839
Net investment income                  19,632           20,126         18,595          11,477         11,130
Net realized capital (losses)
   gains and other revenues (e)        (7,438)           2,698          4,195           3,688          1,360
                                 -------------    ------------   ------------    ------------   ------------

Total revenues                   $    479,848     $    522,716   $    577,978    $    388,397   $    249,540
                                 ============     ============   ============    ============   ============

Benefits and Expenses:
Annuity and life insurance       $      3,391     $      1,955   $        751    $        612   $        558
benefits
Change in annuity and life
   insurance policy reserves            2,741          (39,898)        49,339            (671)         1,053
   (c)
Guaranteed minimum death
   benefit claims, net of              23,256           20,370          2,618           4,785              -
   hedge (b)
Return credited to contract             5,196            5,796          8,463          (1,639)        (8,930)
owners
Underwriting, acquisition and
   other insurance expenses           188,728          196,755        150,597         125,434         86,306
Amortization of deferred
   acquisition costs (b) (d)          510,059          224,047        184,616          83,861         86,628
Interest expense                       14,544           73,424         85,998          69,502         41,004
                                 ------------     ------------   ------------    ------------   ------------

Total benefits and expenses      $    747,915     $    482,449   $    482,382    $    281,884   $    206,619
                                 ============     ============   ============    ============   ============

Income tax (benefit) expense     $   (102,810)    $      7,168   $     30,779    $     30,344   $      8,154
                                 ============     ============   ============    ============   ============

Net (loss) income                $   (165,257)    $     33,099   $     64,817    $     76,169   $     34,767
                                 ============     ============   ============    ============   ============

STATEMENTS OF FINANCIAL
CONDITION DATA
Total assets (b)                 $ 23,708,585     $ 28,009,782   $ 31,702,705    $ 30,881,579   $ 18,848,273
                                 ============     ============   ============    ============   ============

Future fees payable to parent    $    708,249     $    799,472   $    934,410    $    576,034   $    368,978
                                 ============     ============   ============    ============   ============

Surplus notes                    $    110,000     $    144,000   $    159,000    $    179,000   $    193,000
                                 ============     ============   ============    ============   ============

Shareholder's equity             $    683,061     $    577,668   $    496,911    $    359,434   $    250,417
                                 ============     ============   ============    ============   ============

a.       On annuity and life insurance sales of $3,472,044, $3,834,167, $8,216,167, $6,862,968, and $4,159,662, during the years ended December 31, 2002, 2001, 2000, 1999, and 1998, respectively, with contract owner assets under management of $21,894,636,
     $26,017,847, $29,751,822, $29,396,693, and $17,854,761, as of December 31, 2002, 2001, 2000, 1999, and 1998, respectively.
b.       These items are significantly impacted by equity market volatility.
c.       For the year ended December 31, 2000, change in annuity and life insurance policy reserves reflected increases to those reserves for guaranteed minimum death benefit ("GMDB") exposure.  For the year ended December 31, 2001, the Company changed certain of its assumptions related to its GMDB exposure resulting in a benefit to operations.  See Results of Operations in
     Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") for a further discussion.
d.       During the year ended December 31, 2002, the Company recorded an acceleration of amortization of $206,000 against the deferred acquisition cost asset.  See the MD&A for a further discussion.
e.       Net realized capital (losses) gains and other revenues include $5,845 of net realized capital losses on sales of securities during 2002 and an other than temporary impairment charge of $3,769 recorded during 2002 on the Company's equity securities.

Item 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in thousands)

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and the notes thereto and Item 6, Selected Financial Data.

 Results of Operations
 ---------------------

Annuity and life insurance sales were $3,472,044, $3,834,167 and $8,216,167, in 2002, 2001 and 2000, respectively.  The decrease in sales in 2002 and 2001 was primarily the result of the general decline in sales in the industry, attributed in large part to the continued uncertainty in the equity markets.  In addition, the Company believes uncertainty regarding its future ownership has adversely impacted sales, primarily in the latter part of 2002.  The Company announced, in the first quarter of 2002, its intention to focus on the growth of its core variable annuity business.

 Average assets under management totaled $23,637,559 in 2002, $26,792,877 in 2001 and $31,581,902 in 2000, representing a decrease of
12% and 15% in 2002 and 2001, respectively, due primarily to weak equity markets.  The decrease in annuity and life insurance charges and fees and fee income before surrender charge income and reinsurance was consistent with the decline in assets under management.
Surrender charge income increased in 2002 as compared to 2001.  This was caused by higher lapses when compared to the applicable prior year periods, and was primarily attributable, the Company believes, to concerns by contract holders, rating agencies and the
Company's distribution channels, surrounding the uncertainty in the equity markets and its impact on variable annuity companies generally and, prior to the announcement of the Acquisition, uncertainty concerning the Company's future (See Liquidity and Capital
Resources for rating agency actions).

 Net realized capital losses in 2002 were primarily from $9,593 of losses on sales and $3,769 of other-than-temporary impairments of mutual fund investments that are held in support of a deferred compensation program for certain of the Company's employees.  The deferred compensation program losses were offset by net gains of $3,746 during 2002 on sales of fixed maturities.  Included in those net gains on sales of fixed maturities for 2002, was a realized loss of approximately $1,236 on the sale of a WorldCom, Inc. bond.
The net capital gains in 2001 related primarily to sales of fixed maturity investments, were partially offset by losses on securities in the fixed maturity portfolio. The most significant loss was $2,636 related to Enron securities.  In addition net realized capital losses of $3,534 in 2001 were incurred due to sales of mutual fund holdings in support of the Company's non-qualified deferred compensation program.

The change in annuity and life insurance policy reserves includes changes in reserves related to annuity contracts with mortality risks.  During 2001, the Company's Guaranteed Minimum Death Benefit ("GMDB") reserve decreased $43,984, as the result of an update of certain reserve assumptions as to risks inherent in the benefit.  Previous assumptions had been based on statutory valuation principles as an approximation for U.S. GAAP.  In addition, future mortality rates were lowered in 2001 to reflect favorable past experience.  However, offsetting the resulting increase in earnings and equity as a result of changes in the GMDB liability in 2001, assumptions related to GMDB claim costs were also updated in the calculation of the deferred acquisition cost asset, resulting in additional amortization of this asset.

 The Company uses derivative instruments, which consist of equity option contracts for risk management purposes, and not for trading or speculation.  The Company hedges the economic GMDB exposure associated with equity market fluctuations.  GMDB claims, net of hedge, consist of GMDB claims offset by the mark to market and realized capital gain/loss results of the Company's option contracts.
During 2002 and 2001, the fluctuations in GMDB claims, net of hedge, were driven by an increase in hedge related benefits of $19,776 and $14,646, respectively.  Hedge related benefits were partially offset by increases in GMDB claims of $22,662 and $32,398 during
2002 and 2001, respectively.

 Return credited to contract owners consists primarily of net investment results from the Company's fixed, market value adjusted, separate account investment option and changes in the Company's experience rated reinsurance receivables.  The decrease in 2002 was primarily due to increased net investment results on the Company's fixed, market value adjusted, separate account investment option.  As the equity markets decline, movement from variable investment options to fixed investment options, primarily due to one of the Company's product features, has increased the assets invested in the fixed separate account investment option.  Included in 2002 net investment results is $9,849 of realized and unrealized losses on certain securities, of which $5,427 related to WorldCom, Inc. bonds.  The increase in net investment results was partially offset by a decrease in experience rated reinsurance receivables in 2002 due to unfavorable experience on certain blocks of variable annuity business.  In 2001, return credited to contract owners decreased primarily due to favorable experience on certain blocks of variable annuity contracts increasing the experience rated reinsurance receivable.  Partially offsetting the 2001 decrease is net investment losses of $1,662 related to Enron securities.

 Underwriting, acquisition and other insurance expenses for 2002, 2001 and 2000 were as follows:

                                                             2002               2001              2000
                                                             ----               ----              ----
Commissions and purchase credits                         $   287,612       $   248,187         $   430,743
General operating expenses                                   145,438           157,704             214,957
Acquisition costs deferred                                  (244,322)         (209,136)           (495,103)
                                                         -----------       -----------         -----------
Underwriting, acquisition and other insurance
     expenses                                            $   188,728       $   196,755         $   150,597
                                                         ===========       ===========         ===========

 New products launched, as well as a larger proportion of sales of products with higher commissions as compared to 2001 led to an increase in commissions and purchase credits during 2002.  Lower sales and asset levels led to a decrease in commissions and purchase credits during 2001.  Partially offsetting this decline in 2001, the company launched a commission promotion program that increased commissions as a percentage of new sales.  Commission promotions in 2002 were approximately equivalent as compared to 2001.

 General operating expenses decreased during 2002 and 2001 as a result of lower sales-based compensation, as well as expense reduction programs implemented during 2001 and continued strong expense management in 2002.  Variable compensation and long-term incentive plan expenses have decreased due to the slowdown in sales and the decline in the equity markets.

 Amortization of deferred acquisition costs increased over the past two years, in general, due to the further depressed equity markets in 2002 and 2001, thereby decreasing expectations of future gross profits and actual gross profits from asset based fees and increased expected and actual claim costs associated with minimum death benefit guarantees.  During 2002, the Company also performed a recoverability study and an analysis of its short-term assumptions of future gross profits and determined those assumptions of future profits to be excessive.  This analysis resulted in a current year acceleration of amortization of $206,000.  During 2002 and
2001, the Company also updated its future estimated gross profits with respect to certain mortality assumptions reflecting actual experience and the decline in the equity markets resulting in additional increased amortization.  See Note 2 of Notes to Consolidated
Financial Statements for a further discussion on amortization of deferred acquisition costs.

 Interest expense decreased during 2002 primarily due to lower interest expense related to the future fees payable to ASI liability
(See Note 8).  Interest expense on these obligations is driven by the cash flows from the underlying annuity contracts acting as collateral.  Due to the depressed asset values of those annuity contracts driven by the decline in the equity markets, the cash flows, and therefore the interest expense, decreased from prior year levels.  Interest expense decreased in 2001 as a result of a reduction in borrowing.

 The Company's income tax (benefit) expense varies directly with increases or decreases in (loss) income from operations.  The effective income tax rate varied from the corporate rate of 35% due primarily to the deduction for dividends received.

 Total assets and liabilities decreased $4,301,197 and $4,406,590, respectively, from December 31, 2001.  This change resulted primarily from the declining equity markets.

 Significant Accounting Policies
 -------------------------------

 Deferred Acquisition Costs

The costs of acquiring new business, which vary with and are primarily related to new business generated, are deferred, net of reinsurance.  These costs include commissions, purchase credits, costs of contract issuance, and certain selling expenses that vary with production.

The Company uses the retrospective deposit method for amortizing deferred acquisition costs.  This method results in deferred acquisition costs being amortized in proportion to expected gross profits from surrender charges and policy and asset based fees, net of operating and claim costs.  The deferred acquisition cost asset is adjusted retrospectively and prospectively when estimates of current and future gross profits to be realized from a group of products are revised.  Critical assumptions in estimating gross profits include those for surrenders, long-term fund growth rate, expenses and death benefits.  The long-term fund growth rate, in large part, determines the estimated future asset levels on which the most significant revenues are based.  The Company's long-term fund growth rate assumption is 8% (net of charges assessed against the underlying mutual fund, but before charges assessed at the separate account and contract level).  When current period actual asset growth is greater or less than the Company's long-term expectation, the Company adjusts the short-term asset growth rate to a level that will allow the Company, in the short-term, to resume the long-term asset growth rate expectation.  The short-term asset growth rate is subject to constraints surrounding actual market conditions.  If the Company's long-term fund growth rate assumption was 7% instead of 8%, the Company's deferred acquisition cost asset at December 31, 2002 would be reduced by $26,273.

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

 Under the terms of the securitization purchase agreements, the rights transferred provide for ASI to receive a percentage (60%, 80%
or 100% depending on the underlying commission option) of future mortality and expense charges and contingent deferred sales charges, after reinsurance, expected to be realized over the remaining surrender charge period of the designated contracts (generally 6 to 8 years).  The liability for future fees payable to ASI at the balance sheet date is based on the consideration received less principal repayments according to amortization schedules that were developed at the inception of the transactions.  If actual mortality and expense charges and contingent deferred sales charges are less than those projected in the original amortization schedules, calculated on a transaction by transaction basis, ASI has no recourse against the Company.  As account values associated with the designated contracts have declined, consistent with the overall decline in the equity markets, historical mortality and expense charges have been lower than expected on certain transactions and it is likely that future mortality and expense charges, on those same transactions, will be lower than originally projected.  As a result, the ultimate cash flows associated with these transactions that will transfer to ASI may be lower than the current carrying amount of the liability.

 The Company has determined, using assumptions for lapses, mortality, free withdrawals and a long-term fund growth rate of 8% on the
Company's assets under management, that the present value of future payments to ASI would be $429,773.

 Deferred Taxes

 The Company evaluates the necessity of recording a valuation allowance against its deferred tax asset in accordance with Statement of
Financial Accounting Standards No. 109, Income Taxes ("SFAS 109").  In performing this evaluation, the Company considers all available evidence in making the determination as to whether it is more likely than not that deferred tax assets are not realizable.
For the Company, that evidence includes: cumulative U.S. GAAP pre-tax income in recent years past, whether or not operating losses have expired unused in the past, the length of remaining carryback or carryforward periods, and net taxable income or loss expectations in early future years.  The net taxable income or loss projections are based on profit assumptions consistent with those used to amortize deferred acquisition costs (see above discussion on deferred acquisition costs).

 As of December 31, 2002, the Company has approximately $361,000 gross deferred tax assets related principally to net operating loss carryforwards that expire in 2016 and 2017 and insurance reserve differences.  After considering the impact of gross reversing temporary liabilities of $323,000, the Company estimates that the Company will generate sufficient taxable income to fully utilize gross deferred tax assets within 2 years (prior to the expiration of the net operating losses).

 Liquidity and Capital Resources
 -------------------------------

 The Company's liquidity requirements have generally been met by cash from insurance operations, investment activities, borrowings from ASI, reinsurance, capital contributions and securitization transactions with ASI (see Note 8).

The Company's cash from insurance operations is primarily comprised of fees generated off of assets under management, less commission expense on sales, sales and marketing expenses and other operating expenses.  Fund performance driven by the equity markets directly impact assets under management and therefore, the fees the Company can generate off of those assets.  During 2002 and 2001, assets under management declined consistent with the equity market declines resulting in reductions in fee revenues.  In addition, the equity markets impact sales of variable annuities.  As sales have declined in a declining equity market, non-promotional commission expense declined, however, in order to boost sales levels, the Company has offered various sales promotions increasing the use of cash for commission expense.

 In order to fund the cash strain generated from acquisition costs on current sales, the Company has relied on cash generated from its direct insurance operations as well as reinsurance and securitization transactions.  The Company has used modified coinsurance reinsurance arrangements whereby the reinsurer shares in the experience of a specified book of business.  These reinsurance transactions result in the Company receiving from the reinsurer an upfront ceding commission on the book of business ceded in exchange for the reinsurer receiving , the future fees generated from that book of business.  These reinsurance agreements also mitigate the recoverability risk associated with the payment of up-front commissions and other acquisition costs.  Similarly, the
Company has entered into securitization transactions whereby the Company issues to ASI, in exchange for cash, the right to receive future fees generated off of a specific book of business.  On April 12, 2002, the Company entered into a new securitization transaction with ASI.  This transaction covers designated blocks of business issued from November 1, 2000 through December 31, 2001.
The estimated present value of the transaction at April 12, 2002, using a discount rate of 6.00%, was approximately $101,713.

 As of December 31, 2002, 2001 and 2000, the Company had short-term borrowings of $10,000, $10,000 and $10,000, respectively, and had long-term surplus notes liabilities of $110,000, $144,000 and $159,000, respectively.  During 2002, the Company borrowed $263,091 and paid back $263,091 related to short-term borrowing.  During 2002 and 2001, the Company received permission from the State of
Connecticut Insurance Department to pay down surplus notes in the amount of $34,000 and $15,000, respectively.  See Notes 14 and 15 of Notes to Consolidated Financial Statements for more information on surplus notes and short-term borrowing, respectively.

 As of December 31, 2002, 2001 and 2000, shareholder's equity totaled $683,061, $577,668 and $496,911, respectively.  The Company received capital contributions of $259,720 and $48,000 from ASI during 2002 and 2001, respectively.  Of this, $4,520 and $2,500, respectively, was used to support its investment in Skandia Vida.  Net (loss) income of ($165,257) and $33,099, for the years ended
December 31, 2002 and 2001, respectively, contributed to the respective changes in shareholder's equity in 2002 and 2001.

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

 On September 27, 2002, A.M. Best Co. lowered the Company's "financial strength" rating to A- from A with negative implications.

 On October 16, 2002, Standard and Poor's lowered the Company's "counter party credit" and "financial strength" ratings to A- from A+
with a negative outlook and removed the Company from Credit Watch.

 Subsequent to the announcement of the Acquisition, Standard and Poor's placed the Company on CreditWatch with positive implications.

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

Various other legislative initiatives could impact the Company such as pension reform and capital gains and estate tax changes.
These include the proposed exclusion from tax for corporate dividends, potential changes to the deductibility of dividends received from the Company's separate accounts and newly proposed tax-advantaged savings programs.  Additional pension reform may change current tax deferral rules and allow increased contributions to retirement plans, which may lead to higher investments in tax-deferred products and create growth opportunities for the Company.  A capital gains tax reduction may cause tax-deferred products to be less attractive to consumers, which could adversely impact the Company.

In addition, NAIC statutory reserving guidelines and/or interpretations of those guidelines may change in the future.  Such changes may require the Company to modify, perhaps materially, its statutory-based reserves for variable annuity contracts.

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

 Interest Rate Risk
 ------------------

 Fluctuations in interest rates can potentially impact the Company's profitability and cash flows. At December 31, 2002, 91% of assets held under management by the Company are in non-guaranteed Separate Accounts for which the Company's interest rate and equity market exposure is not significant, as the contract owner assumes substantially all of the investment risk.  Of the remaining 9% of assets, the interest rate risk from contracts that carry interest rate exposure is managed through an asset/liability matching program which takes into account the risk variables of the insurance liabilities supported by the assets.

 At December 31, 2002, the Company held fixed maturity investments in its general account that are sensitive to changes in interest rates.  These securities are held in support of the Company's fixed immediate annuities, fixed supplementary contracts, the fixed investment option offered in its variable life insurance contracts, and in support of the Company's target solvency capital.  The
Company has a conservative investment philosophy with regard to these investments.  All investments are investment grade corporate securities, government agency or U.S. government securities.

 The Company's deferred annuity products offer a fixed investment option which subjects the Company to interest rate risk.  The fixed option guarantees a fixed rate of interest for a period of time selected by the contract owner.  Guarantee period options available range from one to ten years.  Withdrawal of funds, or transfer of funds to variable investment options, before the end of the guarantee period subjects the contract owner to a market value adjustment ("MVA").  In the event of rising interest rates, which make the fixed maturity securities underlying the guarantee less valuable, the MVA could be negative.  In the event of declining interest rates, which make the fixed maturity securities underlying the guarantee more valuable, the MVA could be positive.  The resulting increase or decrease in the value of the fixed option, from calculation of the MVA, should substantially offset the increase or decrease in the market value of the securities underlying the guarantee.  The Company maintains strict asset/liability matching to enable this offset.  However, the Company still takes on the default risk for the underlying securities, the interest rate risk of reinvestment of interest payments and the risk of failing to maintain the asset/liability matching program with respect to duration and convexity.

Liabilities held in the Company's guaranteed separate account as of December 31, 2002 totaled $1,828,048.  Assets, primarily fixed income investments, supporting those liabilities had a fair value of $1,828,048.  The Company performed a sensitivity analysis on these interest-sensitive liabilities and assets at December 31, 2002.  The analysis showed that an immediate decrease of 100 basis points in interest rates would result in a net increase in liabilities and the corresponding assets of approximately $69,150 and
$68,500, respectively.  An analysis of a 100 basis point decline in interest rates at December 31, 2001, showed a net increase in interest-sensitive liabilities and the corresponding assets of approximately $39,800 and $39,900, respectively.

 Equity Market Exposure
 ----------------------

 The primary equity market risk to the Company comes from the nature of the variable annuity and variable life products sold by the
Company.  Various fees and charges earned are substantially derived as a percentage of the market value of assets under management.
In a market decline, this income will be reduced.  This could be further compounded by customer withdrawals, net of applicable surrender charge revenues, partially offset by transfers to the fixed option discussed above.  A 10% decline in the market value of the assets under management at December 31, 2002, sustained throughout 2003, would result in an approximate drop in related mortality and expense charges and annual fee income of $36,350.

 Another equity market risk exposure of the Company relates to guaranteed minimum death benefit payments.  Declines in equity markets and, correspondingly, the performance of the funds underlying the Company's products, increase exposure to guaranteed minimum death benefit payments.  As discussed in Note 2D of the consolidated financial statements, the Company uses derivative instruments to hedge against the risk of significant decreases in equity markets.  Prior to the implementation of this program, the Company used reinsurance to mitigate this risk.

 The Company has a portfolio of equity investments consisting of mutual funds, which are held in support of a deferred compensation program.  In the event of a decline in market values of underlying securities, the value of the portfolio would decline; however the accrued benefits payable under the related deferred compensation program would decline by a corresponding amount.

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

See index to Consolidated Financial Statements and Supplementary Data on page 19.

Item 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Item 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name of Executive Officer
-------------------------
   and/or Director               Principal Position                                                     Age*
   ---------------               ------------------                                                     ----
Wade A. Dokken                   President and Chief Executive Officer                                   43
Patricia J. Abram                Senior Vice President, Marketing                                        51
Lincoln R. Collins               Senior Vice President, Chief Operating Officer and Director             42
Thomas M. Mazzaferro             Executive Vice President, Chief Financial Officer and Director          49
Michael A. Murray                Senior Vice President                                                   34
Robert G. Whitcher               Director                                                                57
Kirk P. Wickman                  Senior Vice President and General Counsel                               45
Brett M. Winson                  Senior Vice President, Human Resources                                  47

--------------------------------
* As of March 27, 2003

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

Item 11.       EXECUTIVE COMPENSATION

Summary Compensation Table:  The summary table below summarizes the compensation paid to the Chief Executive Officer and to the four most highly compensated of our executive officers whose compensation exceeded $100,000 in 2002.

(dollars in thousands)                           Annual Compensation        Long-Term
                                                        ------------
                                                                          Compensation
                                                                          ------------
                                                                                                   All Other
Name and Principal Position            Year        Salary        Bonus            Payouts       Compensation
---------------------------            ----        ------        -----            -------       ------------
Wade A. Dokken                         2002        $1,003        $650*               $944                 $6
President & Chief Executive            2001           816        800**              1,092                 10
Officer (effective 6/1/00)             2000           546        1,604                882                 10

Michael A. Murray                      2002           221          450                135                  6
Senior Vice President                  2001           206          396                 28                 10
                                       2000           167          628                 17                 10

Lincoln R. Collins                     2002           311          348                479                  6
Senior Vice President, Chief           2001           305          175                362                 11
Operating Officer                      2000           261          276                285                 10

Patricia J. Abram                      2002           302          297                123                  6
Senior Vice President                  2001           217          132                  -                 11
                                       2000           201          187                  -                 10

Kirk P. Wickman                        2002           350          210                 60                  6
Senior Vice President and              2001           290          236                  -                  6
General Counsel                        2000             -            -                  -                  -
     *  Represents portion of Mr. Dokken's 2002 earned bonus that has been paid to date.  The total bonus earned by Mr. Dokken for
        2002 is not calculable as of the date of this filing.
     ** Includes a bonus of $450 earned by Mr. Dokken for the 2001 fiscal year that was not calculable prior to the filing of the
        Company's Annual Report on Form 10-K for 2001.

Long Term Incentive Plan Awards in the last fiscal year:  The following table provides information regarding the long-term incentive plan units awarded in 2002.  Units are awarded to executive officers and other employees.  The table shows units awarded to the Chief
Executive Officer and the four most highly compensated executive officers whose compensation exceeded $100,000 in 2002.  This program is designed to induce participants to remain with the Company over long periods of time and to tie a portion of their compensation to the fortunes of the Company.

Currently, the program consists of multiple plans for executives and employees.  Participants are awarded units at the     beginning
of a plan.  Generally, participants must remain employed by the Company or its affiliates at the time such units are payable in order to receive any payments under the plan.  There are certain exceptions, such as in cases of retirement or death.  Units become payable upon a change of control of the Company (including the Acquisition) in accordance with their terms.

Changes in the value of units reflect changes in the "embedded value" of the Company and certain of its affiliates.  "Embedded value" is the net asset value of the Company and certain of its affiliates (valued at market value and not including the present value of future profits), plus the present value of the anticipated future profits (valued pursuant to state insurance law) on existing business in force.  Units will not have any value for participants if the embedded value does not increase by certain target percentages during the first four years of a plan (the growth period), except, in certain cases, upon a change of control, including the Acquisition.  The target percentages may differ between each plan.  Any amounts available under an executive plan are paid out in the fifth year and under an employee plan are paid out in the fourth year.  The amount to be received by a participant after the growth period is the appreciation multiplied by the number of units held.

(dollars in thousands)
                                         Long-Term Incentive Plans - Awards in Last Fiscal Year
                                         ------------------------------------------------------

                              Number of       Period Until               Estimated Future Payments
                                                                         -------------------------
Name                            Units          Maturation        Threshold        Target          Maximum
----                            -----          ----------        ---------        ------          -------

Wade A. Dokken                 606,061         12/31/2005           $0            $1,000          $2,000
Michael A. Murray              363,636         12/31/2005           $0             $600           $1,200
Lincoln R. Collins             509,091         12/31/2005           $0             $840           $1,680
Patricia J. Abram              363,636         12/31/2005           $0             $600           $1,200
Kirk P. Wickman                363,636         12/31/2005           $0             $600           $1,200

The Company's directors, each of whom is an officer of the Company, did not receive any additional compensation in 2002 for their service as directors of the Company.

Item 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

None.

Item 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

PART IV

Item 14.       CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based on that evaluation, within the past 90 days, the Chief Executive
Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion.  There have been no significant changes in internal control, or in factors that could significantly affect internal control, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

Item 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)
         (1)     Financial Statements                           See Index to Consolidated Financial
                                                                Statements on Page 19
         (2)     Financial Statement Schedules                  None*
         (3)     Exhibits
         (a)     Plans of acquisition, reorganization,          None
                 arrangement, liquidation or succession
         (b)     Articles of Incorporation and By-Laws          Incorporated by reference to the Company's
                                                                Form N-4 (Reg. 33-87010)
         (c)     Instruments defining the right of security     Incorporated by reference to the Company's
                 holders including indentures                   Reg. 333-103889, 33-88360, 33-89676,
                                                                33-91400, 333-00995, 333-02867, 333-24989,
                                                                333-25761, 333-97939, 333-26695,
                                                                333-97943 and 333-97941
         (d)     Voting Trust Agreement                         None
         (e)     Material Contracts                             Incorporated by reference to the Company's
                                                                Forms S-2 (Reg. 33-53596)
         (f)     Statement of Computation of per share          Not required to be filed
                 earnings
         (g)     Statements of Computation of Ratios            Not required to be filed
         (h)     Annual Report to security holders              None
         (i)     Letter re change in accounting principles      None
         (j)     Previously unfiled documents                   None
         (k)     Subsidiaries of the registrant                 Incorporated by reference to Reg. 33-87010
         (l)     Published report regarding matters submitted   None
                 to vote of security holders
         (m)     Consents of experts and counsel                Not required to be filed
         (n)     Powers of Attorney                             Incorporated by reference to the Company's
                                                                Form S-2 (Reg. 333-53596)
         (o)     Additional exhibits                            None
(b)      Reports on Form 8-K                                    Current Report on Form 8-K, December 20,
                                                                2002, filing a statement announcing that
                                                                the Company's ultimate parent company,
                                                                Skandia Insurance Company Ltd. (publ) had
                                                                entered into a definitive Stock Purchase
                                                                Agreement with Prudential Financial, Inc.
                                                                ("Prudential"), pursuant to which
                                                                Prudential will acquire the Company and
                                                                certain of its affiliates.

*    Schedules are omitted because they are either not applicable or because the information required therein is included in the Notes to Consolidated Financial Statements.

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                                (an indirect wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                                                   Consolidated Financial Statements

                                                           December 31, 2002

                                                                 Index

                                                                                                      Page
Report of Independent Auditors                                                                         20
Consolidated Statements of Financial Condition as of December 31, 2002 and 2001                        21
Consolidated Statements of Income for the Years ended December 31, 2002, 2001 and 2000                 22
Consolidated Statements of Shareholder's Equity for the Years ended December 31, 2002, 2001 and        23
2000
Consolidated Statements of Cash Flows for the Years ended December 31, 2002, 2001 and 2000             24
Notes to Consolidated Financial Statements                                                             25

Schedules are omitted because they are either not applicable or because the information required therein is included in the Notes to
Consolidated Financial Statements.

                                                    Report of Independent Auditors

To the Board of Directors and Shareholder of
    American Skandia Life Assurance Corporation
Shelton, Connecticut

We have audited the  consolidated  statements of financial  condition of American  Skandia Life  Assurance  Corporation  (the "Company"
which is an indirect  wholly-owned  subsidiary of Skandia  Insurance  Company  Ltd.) as of December 31, 2002 and 2001,  and the related consolidated  statements of income,  shareholder's  equity and cash flows for each of the three years in the period ended  December 31,
2002. These consolidated  financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion,  the financial  statements  referred to above present fairly,  in all material  respects,  the  consolidated  financial position  of American  Skandia  Life  Assurance  Corporation  at December  31,  2002 and 2001,  and the  consolidated  results of their operations  and their cash flows for each of the three years in the period ended  December  31, 2002,  in  conformity  with  accounting principles generally accepted in the United States.

As discussed in Note 2, in 2002 the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other
Intangible Assets.

As discussed in Note 2, effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133,
Accounting for Derivative Instruments and Hedging Activities.

                                                              /s/ Ernst & Young LLP

Hartford, Connecticut
February 3, 2003

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                                (an indirect wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                                            Consolidated Statements of Financial Condition
                                                   (in thousands, except share data)

                                                                           As of December 31,
                                                                          2002            2001
                                                                          ----            ----
ASSETS
------
Investments:
   Fixed maturities - at fair value (amortized cost of $379,422
     and $356,882, respectively)                                     $       398,601 $       362,831
   Equity securities - at fair value (amortized cost of $52,017
     and $49,886, respectively)                                               51,769          45,083
   Derivative instruments - at fair value                                     10,370           5,525
   Policy loans                                                                7,559           6,559
                                                                     --------------- ---------------

     Total investments                                                       468,299         419,998

Cash and cash equivalents                                                     51,339               -
Accrued investment income                                                      4,196           4,737
Deferred acquisition costs                                                 1,117,544       1,383,281
Reinsurance receivable                                                         5,447           7,733
Receivable from affiliates                                                     3,961           3,283
Income tax receivable                                                              -          30,537
Deferred income taxes                                                         38,206               -
Fixed assets, at depreciated cost (accumulated depreciation of
$7,555 and $4,266, respectively)                                              12,132          17,752
Other assets                                                                 101,848         103,912
Separate account assets                                                   21,905,613      26,038,549
                                                                     --------------- ---------------

     Total assets                                                    $    23,708,585 $    28,009,782
                                                                     =============== ===============

LIABILITIES AND SHAREHOLDER'S EQUITY
------------------------------------
Liabilities:
Reserves for future policy and contract benefits                     $       149,349 $        91,126
Accounts payable and accrued expenses                                        133,543         192,952
Income tax payable                                                             6,547               -
Deferred income taxes                                                              -          54,980
Payable to affiliates                                                          2,223         101,035
Future fees payable to American Skandia, Inc. ("ASI")                        708,249         799,472
Short-term borrowing                                                          10,000          10,000
Surplus notes                                                                110,000         144,000
Separate account liabilities                                              21,905,613      26,038,549
                                                                     --------------- ---------------

     Total liabilities                                                    23,025,524      27,432,114
                                                                     --------------- ---------------

Commitments and contingent liabilities (Note 18)

Shareholder's equity:
Common stock, $100 par value, 25,000 shares authorized,
   issued and outstanding                                                      2,500           2,500
Additional paid-in capital                                                   595,049         335,329
Retained earnings                                                             73,821         239,078
Accumulated other comprehensive income                                        11,691             761
                                                                     --------------- ---------------

     Total shareholder's equity                                              683,061         577,668
                                                                     --------------- ---------------

     Total liabilities and shareholder's equity                      $    23,708,585 $    28,009,782
                                                                     =============== ===============

                                            See notes to consolidated financial statements.

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                                (an indirect wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                                                   Consolidated Statements of Income
                                                            (in thousands)

                                                                       For the Years Ended December 31,
                                                                      2002          2001           2000
                                                                      ----          ----           ----

REVENUES
--------

Annuity and life insurance charges and fees                       $    370,004  $    388,696  $    424,578
Fee income                                                              97,650       111,196       130,610
Net investment income                                                   19,632        20,126        18,595
Net realized capital (losses) gains                                     (9,614)          928          (688)
Other                                                                    2,176         1,770         4,883
                                                                  ------------  ------------  ------------

   Total revenues                                                      479,848       522,716       577,978
                                                                  ------------  ------------  ------------

EXPENSES
--------

Benefits:
   Annuity and life insurance benefits                                   3,391         1,955           751
   Change in annuity and life insurance policy reserves                  2,741       (39,898)       49,339
   Guaranteed minimum death benefit claims, net of hedge                23,256        20,370         2,618
   Return credited to contract owners                                    5,196         5,796         8,463
                                                                  ------------  ------------  ------------

     Total benefits                                                     34,584       (11,777)       61,171

Other:
   Underwriting, acquisition and other insurance
     expenses                                                          188,728       196,755       150,597
   Amortization of deferred acquisition costs                          510,059       224,047       184,616
   Interest expense                                                     14,544        73,424        85,998
                                                                  ------------  ------------  ------------

                                                                       713,331       494,226       421,211
                                                                  ------------  ------------  ------------

   Total benefits and expenses                                         747,915       482,449       482,382
                                                                  ------------  ------------  ------------

     (Loss) income from operations before income tax
(benefit) expense                                                     (268,067)       40,267        95,596

       Income tax (benefit) expense                                   (102,810)        7,168        30,779
                                                                  ------------  ------------  ------------

         Net (loss) income                                        $   (165,257) $     33,099  $     64,817
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

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                                (an indirect wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                                            Consolidated Statements of Shareholder's Equity
                                                            (in thousands)

                                                                                    Accumulated Other
                                                                                  Comprehensive Income
                                                                               ----------------------------
                                                                               -------------- -------------
                                                      Additional                  Foreign      Unrealized
                                          Common        Paid in    Retained      Currency        Gains
                                            Stock       Capital     Earnings    Translation     (Losses)       Total
                                          ----------- ------------ ----------- -------------- ------------- ------------
                                          ----------- ------------ ----------- -------------- ------------- ------------
As of December 31, 1999                       $2,500     $215,879    $141,162        $148          ($255)      $359,434
Net income                                                             64,817                                    64,817
Other comprehensive income:
   Unrealized capital gains                                                                          843            843
   Reclassification adjustment for
realized losses included in net
realized capital (losses) gains                                                                      433            433
   Foreign currency translation                                                       (66)                          (66)
                                                                                                            ------------
                                                                                                            ------------
Other comprehensive income                                                                                        1,210
                                                                                                            ------------
                                                                                                            ------------
Comprehensive income                                                                                             66,027
Capital contributions                                      71,450                                                71,450
                                          ----------- ------------ ----------- -------------- ------------- ------------
                                          ----------- ------------ ----------- -------------- ------------- ------------
As of December 31, 2000                        2,500      287,329     205,979          82          1,021        496,911
Net income                                                             33,099                                    33,099
Other comprehensive loss:
   Unrealized capital losses                                                                        (261)          (261)
   Reclassification adjustment for
realized gains included in net
realized capital (losses) gains                                                                      (14)           (14)
   Foreign currency translation                                                       (67)                          (67)
                                                                                                            ------------
                                                                                                            ------------
Other comprehensive loss                                                                                           (342)
                                                                                                            ------------
                                                                                                            ------------
Comprehensive income                                                                                             32,757
Capital contributions                                      48,000                                                48,000
                                          ----------- ------------ ----------- -------------- ------------- ------------
                                          ----------- ------------ ----------- -------------- ------------- ------------
As of December 31, 2001                        2,500      335,329     239,078          15            746        577,668
Net loss                                                             (165,257)                                 (165,257)
Other comprehensive income:
   Unrealized capital gains                                                                       10,434         10,434
   Reclassification adjustment for
realized losses included in net
realized capital (losses) gains                                                                    1,126          1,126
   Foreign currency translation                                                      (630)                         (630)
                                                                                                            ------------
                                                                                                            ------------
Other comprehensive income                                                                                       10,930
                                                                                                            ------------
                                                                                                            ------------
Comprehensive loss                                                                                             (154,327)
Capital contributions                                     259,720                                               259,720
                                          ----------- ------------ ----------- -------------- ------------- ------------
                                          ----------- ------------ ----------- -------------- ------------- ------------
As of December 31, 2002                       $2,500     $595,049     $73,821       $(615)       $12,306       $683,061

Unrealized capital gains (losses) is shown net of tax expense (benefit) of $5,618, ($140) and $454 for 2002, 2001 and 2000, respectively.  Reclassification adjustment for realized losses (gains) included in net realized capital (losses) gains is shown net of tax expense (benefit) of $606, ($8) and $233 for 2002, 2001 and 2000, respectively.  Foreign currency translation is shown net of tax benefit of $339, $36 and $36 for 2002, 2001 and 2000, respectively.

                                            See notes to consolidated financial statements.

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                                (an indirect wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                                                 Consolidated Statements of Cash Flows
                                                            (in thousands)

                                                                         For the Years Ended December 31,
                                                                           2002        2001        2000
                                                                           ----        ----        ----
Cash flow from operating activities:
   Net (loss) income                                                    $ (165,257) $   33,099  $   64,817
   Adjustments to reconcile net (loss) income to net
     cash (used in) provided by operating activities:
     Amortization and depreciation                                          21,649      13,374       5,758
     Deferral of acquisition costs                                        (244,322)   (209,136)   (495,103)
     Amortization of deferred acquisition costs                            510,059     224,047     184,616
     Deferred tax (benefit) expense                                        (99,071)     46,215      60,023
     Change in unrealized (gains) losses on derivatives                     (5,149)      2,902      (2,936)
     Increase (decrease) in policy reserves                                  3,293     (38,742)     50,892
     (Decrease) increase in net receivable/payable to affiliates           (99,490)    103,496     (72,063)
     Change in net income tax receivable/payable                            37,084       4,083     (58,888)
     Increase in other assets                                               (9,546)    (12,105)    (65,119)
     Decrease (increase) in accrued investment income                          541         472      (1,155)
     Decrease (increase) in reinsurance receivable                           2,286      (1,849)        420
     (Decrease) increase in accounts payable and accrued
expenses                                                                   (59,409)     55,912     (21,550)
     Net realized capital (gains) losses on derivatives                    (26,654)    (14,929)      5,554
     Net realized capital losses (gains) on investments                      9,616        (928)        688
                                                                        ----------  ----------  ----------
       Net cash (used in) provided by operating activities                (124,370)    205,911    (344,046)
                                                                        ----------  ----------  ----------

Cash flow from investing activities:
     Purchase of fixed maturity investments                               (388,053)   (462,820)   (380,737)
     Proceeds from sale and maturity of fixed
       maturity investments                                                367,263     390,816     303,736
     Purchase of derivatives                                               (61,998)   (103,533)    (14,781)
     Proceeds from exercise or sale of derivative instruments               88,956     113,051       5,936
     Purchase of shares in equity securities and dividend
reinvestments                                                              (49,713)    (55,430)    (18,136)
     Proceeds from sale of shares in equity securities                      34,220      25,228       8,345
     Purchase of fixed assets                                               (2,423)    (10,773)     (7,348)
     Increase in policy loans                                               (1,000)     (2,813)     (2,476)
                                                                        ----------  ----------  ----------
       Net cash used in investing activities                               (12,748)   (106,274)   (105,461)
                                                                        ----------  ----------  ----------

Cash flow from financing activities:
     Capital contribution                                                  259,720      48,000      71,450
     Pay down of surplus notes                                             (34,000)    (15,000)    (20,000)
     (Decrease) increase in future fees payable to ASI, net                (91,223)   (137,355)    358,376
     Deposits to contract owner accounts                                   808,209      59,681     172,441
     Withdrawals from contract owner accounts                             (164,964)   (130,476)   (102,603)
     Change in contract owner accounts, net of investment earnings        (588,315)     62,875     (55,468)
                                                                        ----------  ----------  ----------
       Net cash provided by (used in) financing activities                 189,427    (112,275)    424,196
                                                                        ----------  ----------  ----------

       Net increase (decrease) in cash and cash equivalents                 52,309     (12,638)    (25,311)
       Change in foreign currency translation                                 (970)       (103)       (101)
       Cash and cash equivalents at beginning of period                          -      12,741      38,153
       Cash and cash equivalents at end of period                       $   51,339  $        -  $   12,741
                                                                        ==========  ==========  ==========
     Income taxes (received) paid                                       $  (40,823) $  (43,130) $   29,644
                                                                        ==========  ==========  ==========
     Interest paid                                                      $   23,967  $   56,831  $  114,394
                                                                        ==========  ==========   =========
                                            See notes to consolidated financial statements.

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                                (an indirect wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                                              Notes to Consolidated Financial Statements
                                                           December 31, 2002
                                                        (dollars in thousands)

1.       ORGANIZATION AND OPERATION

         American Skandia Life Assurance Corporation ("ASLAC" or the "Company"), with its principal offices in Shelton, Connecticut, is a wholly-owned subsidiary of American Skandia, Inc. ("ASI").  On December 19, 2002, Skandia Insurance Company Ltd. (publ)
         ("SICL"), an insurance company organized under the laws of the Kingdom of Sweden, and the ultimate parent company of the
         Company, entered into a definitive purchase agreement with Prudential Financial, Inc., a New Jersey corporation ("Prudential
         Financial"), whereby Prudential Financial will acquire the Company and certain of its affiliates (the "Acquisition").
         Consummation of the transaction is subject to various closing conditions, including regulatory approvals and approval of certain matters by the board of directors and shareholders of the mutual funds advised by American Skandia Investment Services,
         Inc. ("ASISI"), a subsidiary of ASI.  The transaction is expected to close during the second quarter of 2003.

         The Company develops long-term savings and retirement products, which are distributed through its affiliated broker/dealer company, American Skandia Marketing, Incorporated ("ASM").  The Company currently issues term and variable universal life insurance and variable deferred and immediate annuities for individuals and groups in the United States of America and its territories.

         The Company has 99.9% ownership in Skandia Vida, S.A. de C.V. ("Skandia Vida"), which is a life insurance company domiciled in
         Mexico.  Skandia Vida had total shareholder's equity of $5,023 and $4,179 as of December 31, 2002, and 2001, respectively.
         Skandia Vida has generated net losses of $2,706, $2,619 and $2,540 in 2002, 2001 and 2000, respectively.  As part of the
         Acquisition, it is expected that the Company will sell its ownership interest in Skandia Vida to SICL.  The Company has filed for required regulatory approvals from the State of Connecticut and Mexico related to the sale of Skandia Vida.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A.       Basis of Reporting
                  ------------------

                  The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States ("U.S. GAAP").  Skandia Vida has been consolidated in these financial statements.  Intercompany transactions and balances between the Company and Skandia Vida have been eliminated in consolidation.

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
                  Derivative instruments held by the Company consist of equity put option contracts utilized to
                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                                (an indirect wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                                        Notes to Consolidated Financial Statements (continued)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

                  manage the economic risks associated with guaranteed minimum death benefits ("GMDB").  These derivative instruments are carried at fair value.  Realized and unrealized gains and losses are reported in the Consolidated Statements of Income, together with GMDB claims expense, as a component of Guaranteed Minimum Death Benefit Claims, Net of Hedge.  The
                  adoption of SFAS No. 133 did not have a material effect on the Company's financial statements.

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

                  In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards.
                  No. 142 "Accounting for Goodwill and Intangible Assets" ("SFAS 142").  Under the new standard, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the new standard.  Other intangible assets will continue to be amortized over their useful lives.

                  The Company applied the new rules on the accounting for goodwill and other intangible assets in the first quarter of
                  2002.  The adoption of SFAS 142 did not have a significant impact on the Company's financial statements.

C.       Investments
         -----------

                  The Company has classified its fixed maturity investments as available-for-sale and, as such, they are carried at fair value with changes in unrealized gains and losses reported as a component of other comprehensive income.

                  The Company has classified its equity securities held in support of a deferred compensation plan (see Note 12) as available-for-sale.  Such investments are carried at fair value with changes in unrealized gains and losses reported as a component of other comprehensive income.

                  Policy loans are carried at their unpaid principal balances.

                  Realized capital gains and losses on disposal of investments are determined by the specific identification method.

                  Other than temporary impairment charges are determined based on an analysis that is performed on a security by security basis and includes quantitative and qualitative factors.

                  AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                                (an indirect wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                                        Notes to Consolidated Financial Statements (continued)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

D.       Derivative Instruments
         ----------------------

                  The Company uses derivative instruments, which consist of equity put option contracts, for risk management purposes, and not for trading or speculation.  The Company hedges the economic GMDB exposure associated with equity market fluctuations.  As the equity markets decline, the Company's exposure to future GMDB claims increases.  Conversely, as the equity markets increase the Company's exposure to future GMDB claims decreases.  The claims exposure is reduced by the market value effect of the option contracts purchased.

                  Based on criteria described in SFAS 133, the Company's fair value hedges do not qualify as "effective" hedges and, therefore, hedge accounting may not be applied.  Accordingly, the derivative investments are carried at fair value with changes in unrealized gains and losses being recorded in income as those changes occur.  As such, both realized and unrealized gains and losses are reported in the Consolidated Statements of Income, together with GMDB claims expense, as a component of Guaranteed Minimum Death Benefit Claims, Net of Hedge.

                  As of December 31, 2002 and 2001, the accumulated difference between cost and market value on the Company's derivatives was an unrealized gain of $1,434 and an unrealized loss of $3,715, respectively.  The amount of realized and unrealized gains (losses) on the Company's derivatives recorded during the years ended December 31, 2002, 2001 and 2000 was $31,803, $12,027 and ($2,619), respectively.

E.       Cash Equivalents
         ----------------

                  The Company considers all highly liquid time deposits, commercial paper and money market mutual funds purchased with a maturity date, at acquisition, of three months or less to be cash equivalents.

                  As of December 31, 2002, $50 of cash reflected on the Company's financial statements was restricted in compliance with regulatory requirements.

         F.       State Insurance Licenses
                  ------------------------

                  Licenses to do business in all states have been capitalized and reflected at the purchase price of $6,000 less accumulated amortization of $2,038 at December 31, 2002.  Due to the adoption of SFAS 142, the cost of the licenses is no longer being amortized but is subjected to an annual impairment test.  As of December 31, 2002, the Company estimated the fair value of the state insurance licenses to be in excess of book value and, therefore, no impairment charge was required.

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                                (an indirect wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                                        Notes to Consolidated Financial Statements (continued)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         G.       Income Taxes
                  ------------

                  The Company is included in the consolidated federal income tax return filed by Skandia U.S. Inc. and its U.S.
                  subsidiaries.  In accordance with the tax sharing agreement, the federal income tax provision is computed on a separate return basis as adjusted for consolidated items.  Pursuant to the terms of this agreement, the Company has the right to recover the value of losses utilized by the consolidated group in the year of utilization.  To the extent the Company generates income in future years, the Company is entitled to offset future taxes on that income through the application of its loss carry forward generated in the current year.

                  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

         H.       Recognition of Revenue and Contract Benefits
                  --------------------------------------------

                  Revenues for variable deferred annuity contracts consist of charges against contract owner account values or separate accounts for mortality and expense risks, administration fees, surrender charges and an annual maintenance fee per contract.  Revenues for mortality and expense risk charges and administration fees are recognized as assessed against the contract holder.  Surrender charge revenue is recognized when the surrender charge is assessed against the contract holder at the time of surrender.  Annual maintenance fees are earned ratably throughout the year.

                  Benefit reserves for the variable investment options on annuity contracts represent the account value of the contracts and are included in the separate account liabilities.

                  Fee income from mutual fund organizations is recognized when assessed against assets under management.

                  Revenues for variable immediate annuity and supplementary contracts with life contingencies consist of certain charges against contract owner account values including mortality and expense risks and administration fees.  These charges and fees are recognized as revenue as assessed against the contract holder. Benefit reserves for variable immediate annuity contracts represent the account value of the contracts and are included in the separate account liabilities.

                  Revenues for the market value adjusted fixed investment option on annuity contracts consist of separate account investment income reduced by amounts credited to the contract holder for interest.  This net spread is included in return credited to contract owners on the consolidated statements of income.  Benefit reserves for these contracts represent the account value of the contracts plus a

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                                (an indirect wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                                        Notes to Consolidated Financial Statements (continued)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

                  market value adjustment, and are included in the general account reserve for future policy and contract benefits to the extent in excess of the separate account assets, typically for the market value adjustment at the reporting date.

                  Revenues for fixed immediate annuity and fixed supplementary contracts without life contingencies consist of net investment income, reported as a component of return credited to contract owners.  Revenues for fixed immediate annuity contracts with life contingencies consist of single premium payments recognized as annuity considerations when received.  Benefit reserves for these contracts are based on applicable actuarial standards with assumed interest rates that vary by issue year and are included in the general account reserve for future policy and contract benefits.  Assumed interest rates ranged from 6.25% to 8.25% at December 31, 2002 and 2001.

                  Revenues for variable life insurance contracts consist of charges against contract owner account values or separate accounts for mortality and expense risk fees, administration fees, cost of insurance fees, taxes and surrender charges.  Certain contracts also include charges against premium to pay state premium taxes.  All of these charges are recognized as revenue when assessed against the contract holder.  Benefit reserves for variable life insurance contracts represent the account value of the contracts and are included in the separate account liabilities.

         I.       Deferred Acquisition Costs
                  --------------------------

                  The costs of acquiring new business, which vary with and are primarily related to new business generated, are being deferred, net of reinsurance.  These costs include commissions, purchase credits, costs of contract issuance, and certain selling expenses that vary with production.

                  The Company uses the retrospective deposit method for amortizing deferred acquisition costs.  This method results in deferred acquisition costs being amortized in proportion to expected gross profits, from surrender charges and policy and asset based fees, net of operating and claim costs.  The deferred acquisition cost asset is adjusted retrospectively and prospectively when estimates of current and future gross profits to be realized from a group of products are revised.  Critical assumptions in estimating gross profits include those for surrenders, long-term fund growth rate, expenses and death benefits.  The long-term fund growth rate, in large part, determines the estimated future asset levels on which the most significant revenues are based.  The Company's long-term fund growth rate assumption is 8% (net of charges assessed against the underlying mutual fund, but before charges assessed at the separate account and contract level).  When current period actual asset growth is greater or less than the Company's long-term expectation, the Company adjusts the short-term asset growth rate to a level that will allow the Company, in the short-term, to resume the long-term asset growth rate expectation.  The short-term asset growth rate is subject to constraints surrounding actual market conditions.

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                                (an indirect wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                                        Notes to Consolidated Financial Statements (continued)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

                  Details of deferred acquisition costs and related amortization for the years ended December 31, are as follows:

                                                                 2002            2001            2000
                                                                 ----            ----            ----
                  Balance at beginning of year              $   1,383,281   $   1,398,192   $   1,087,705
                  Acquisition costs deferred during the
                       year                                       244,322         209,136         495,103
                  Acquisition costs amortized during the
                       year                                      (510,059)       (224,047)       (184,616)
                                                            -------------   -------------   -------------
                  Balance at end of year                    $   1,117,544   $   1,383,281   $   1,398,192
                                                            =============   =============   =============

                  As asset growth rates, during 2002 and 2001, have been far below the Company's long-term assumption, the adjustment to the short-term asset growth rate had risen to a level, before being capped, that in management's opinion was excessive in the current market environment.  Based on an analysis of those short-term rates, the related estimates of future gross profits and an impairment study, management of the Company determined that the short-term asset growth rate should be reset to the level of the long-term growth rate expectation as of September 30, 2002.  This resulted in an acceleration of amortization of approximately $206,000.

                  Throughout the year, the Company also updated its future estimated gross profits with respect to certain mortality assumptions reflecting actual experience and the decline in the equity markets resulting in additional increased amortization of approximately $72,000.

         J.       Reinsurance
                  -----------

                  The Company cedes reinsurance under modified co-insurance arrangements.  These reinsurance arrangements provide additional capacity for growth in supporting the cash flow strain from the Company's variable annuity and variable life insurance business.  The reinsurance is effected under quota share contracts.

                  At December 31, 2002 and 2001, in accordance with the provisions of the modified coinsurance agreements, the Company accrued approximately
                  $5,447 and $7,733, respectively, for amounts receivable from favorable reinsurance experience on certain blocks of variable annuity business.

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
                  AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                                (an indirect wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                                        Notes to Consolidated Financial Statements (continued)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         L.       Separate Accounts
                  -----------------

                  Assets and liabilities in separate accounts are included as separate captions in the consolidated statements of financial condition.  Separate account assets consist principally of long term bonds, investments in mutual funds, short-term securities and cash and cash equivalents, all of which are carried at fair value.  The investments are managed predominately through ASISI, utilizing various fund managers as sub-advisors.  The remaining investments are managed by independent investment firms.  The contract holder has the option of directing funds to a wide variety of investment options, most of which invest in mutual funds.  The investment risk on the variable portion of a contract is borne by the contract holder.  Fixed options with minimum guaranteed interest rates are also available.  The
                  Company bears the credit risk associated with the investments that support these fixed options.

                  Included in Separate Account liabilities are reserves of $1,828,048 and $1,092,944 at December 31, 2002 and 2001,
                  respectively, relating to deferred annuity investment options for which the contract holder is guaranteed a fixed rate of return.  These reserves are calculated using the Commissioners Annuity Reserve Valuation Method.  Separate
                  Account assets of $1,828,048 and $1,092,944 at December 31, 2002 and 2001, respectively, consisting of fixed maturities, equity securities, short-term securities, cash and cash equivalents, accrued investment income, accrued liabilities and amounts due to/from the General Account are held in support of these annuity obligations, pursuant to state regulation.

                  Included in the general account, within Reserves for Future Policy and Contract Benefits, is the market value adjustment associated with the guaranteed, fixed rate investment options, assuming the market value adjustment at the reporting date.

                  Net investment income (including net realized capital gains and losses) and interest credited to contract holders on separate account assets are not separately reflected in the Consolidated Statements of Income.

M.       Unearned Performance Credits
         ----------------------------

                  The Company defers certain bonus credits applied to contract holder deposits.  The credit is reported as a contract holder liability within separate account liabilities and the deferred expense is reported as a component of other assets.  As the contract holder must keep the contract in-force for 10 years to earn the bonus credit, the Company amortizes the deferred expense on a straight-line basis over 10 years.  If the contract holder surrenders the contract or the contract holder dies prior to the end of 10 years, the bonus credit is returned to the Company.  This component of the bonus credit is amortized in proportion to expected surrenders and mortality.  As of December 31, 2002 and 2001, the unearned performance credit asset was $83,288 and $89,234, respectively.

                  AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                                (an indirect wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                                        Notes to Consolidated Financial Statements (continued)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         N.       Estimates
                  ---------

                  The preparation of financial statements in conformity with U.S. GAAP requires that management make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The more significant estimates and assumptions are related to deferred acquisition costs and involve estimates of future policy lapses, investment returns and maintenance expenses.  Actual results could differ from those estimates.

3.       INVESTMENTS

         The amortized cost, gross unrealized gains and losses and fair value of fixed maturities and investments in equity securities as of December 31, 2002 and 2001 are shown below.  All securities held at December 31, 2002 and 2001 were publicly traded.

         Investments in fixed maturities as of December 31, 2002 consisted of the following:

                                                                     Gross          Gross
                                                    Amortized     Unrealized     Unrealized
                                                      Cost           Gains         Losses       Fair Value
                                                      ----           -----         ------       ----------
         U.S. Government obligations              $    270,969   $    15,658       $    (78)   $    286,549
         Obligations of state and political
           subdivisions                                    253             9             (1)            261
         Corporate securities                          108,200         3,631            (40)        111,791
                                                  ------------   -----------       --------    ------------
              Totals                              $    379,422   $    19,298       $   (119)   $    398,601
                                                  ============   ===========       ========    ============

         The amortized cost and fair value of fixed maturities, by contractual maturity, at December 31, 2002 are shown below.
         Actual maturities may differ from contractual maturities due to call or prepayment provisions.

                                                       Amortized
                                                          Cost      Fair Value
                                                          ----      ----------
         Due in one year or less                      $    12,793   $    12,884
         Due after one through five years                 165,574       171,830
         Due after five through ten years                 186,609       198,913
         Due after ten years                               14,446        14,974
                                                      -----------   -----------
           Total                                      $   379,422   $   398,601
                                                      ===========   ===========

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                                (an indirect wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                                        Notes to Consolidated Financial Statements (continued)

3.       INVESTMENTS (continued)

         Investments in fixed maturities as of December 31, 2001 consisted of the following:

                                                                     Gross          Gross
                                                    Amortized     Unrealized     Unrealized
                                                      Cost           Gains         Losses       Fair Value
                                                      ----           -----         ------       ----------
         U.S. Government obligations                 $198,136         $2,869          $(413)      $200,592
         Obligations of state and political
           subdivisions                                   252              8              -            260
         Corporate securities                         158,494          4,051           (566)       161,979
                                                   ----------        -------         ------     ----------
              Totals                                 $356,882         $6,928          $(979)      $362,831
                                                     ========         ======          =====       ========

         Proceeds from sales of fixed maturities during 2002, 2001 and 2000 were $367,213, $386,816 and $302,632, respectively.
         Proceeds from maturities during 2002, 2001 and 2000 were $50, $4,000 and $1,104, respectively.

         The cost, gross unrealized gains/losses and fair value of investments in equity securities at December 31 are shown below:

                                                           Gross          Gross
                                                        Unrealized     Unrealized        Fair
                                            Cost           Gains         Losses          Value
                                            ----           -----         ------          -----
         2002                             $ 52,017         $ 136        $    (384)     $ 51,769
         2001                             $  49,886        $ 122        $ (4,925)      $ 45,083

         Net realized investment gains (losses), determined on a specific identification basis, were as follows for the years ended
         December 31:

                                                          2002          2001           2000
                                                          ----          ----           ----
         Fixed maturities:
           Gross gains                                $    8,213      $  8,849       $  1,002
           Gross losses                                   (4,468)       (4,387)        (3,450)

         Investment in equity securities:
           Gross gains                                        90           658          1,913
           Gross losses                                  (13,451)       (4,192)          (153)
                                                      ----------      --------       --------

              Totals                                  $   (9,616)     $    928       $   (688)
                                                      ==========      ========       ========

         During 2002, the Company determined that certain amounts of its investment in equity securities were other than temporarily impaired and, accordingly, recorded a loss of $3,769.

         As of December 31, 2002, the Company did not own any investments in fixed maturity securities whose carrying value exceeded
         10% of the Company's equity.

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                                (an indirect wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                                        Notes to Consolidated Financial Statements (continued)

3.       INVESTMENTS (continued)

         As of December 31, 2002, the following fixed maturities were restricted in compliance with regulatory requirements:

         Security                                                      Fair Value
         --------                                                      ----------
         U.S. Treasury Note, 6.25%, February 2003                           $4,345
         U.S. Treasury Note, 3.00%, November 2003                              183
         Puerto Rico Commonwealth, 4.60%, July 2004                            210
         Puerto Rico Commonwealth, 4.875%, July 2023                            52

4.       FAIR VALUES OF FINANCIAL INSTRUMENTS

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

         The carrying value of policy loans approximates fair value.

         Fair value of future fees payable to ASI are determined on a discounted cash flow basis, using best estimate assumptions of lapses, mortality, free withdrawals and a long-term fund growth rate of 8% on the Company's assets under management.

         The carrying value of short-term borrowings (cost) approximates fair value due to the short-term nature of these liabilities.

         Fair value of surplus notes are determined based on a discounted cash flow basis with a projected payment of principal and all accrued interest at the maturity date (see Note 14 for payment restrictions).

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                                (an indirect wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                                        Notes to Consolidated Financial Statements (continued)

4.       FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

         The fair values and carrying values of financial instruments at December 31, 2002 and 2001 are as follows:

                                                   December 31, 2002                December 31, 2001
                                                   -----------------                -----------------
                                             Fair Value     Carrying Value    Fair Value     Carrying Value
                                           -------------- ------------------ ------------- ------------------
                                           -------------- ------------------ ------------- ------------------
        Assets
        ------
        Fixed Maturities                         $398,601           $398,601      $362,831           $362,831
        Equity Securities                          51,769             51,769        45,083             45,083
        Derivative Instruments                     10,370             10,370         5,525              5,525
        Policy Loans                                7,559              7,559         6,559              6,559

        Liabilities
        -----------
        Future Fees Payable to ASI                429,773            708,249       546,357            799,472
        Short-term Borrowing                       10,000             10,000        10,000             10,000
        Surplus Notes and accrued
           interest of $29,230 and
           $25,829 in 2002 and 2001,
           respectively                           140,777            139,230       174,454            169,829

5.       NET INVESTMENT INCOME

         The sources of net investment income for the years ended December 31 were as follows:

                                                          2002          2001           2000
                                                          ----          ----           ----
         Fixed maturities                              $  18,015     $  18,788      $  13,502
         Cash and cash equivalents                         1,116           909          5,209
         Equity securities                                   809           622             99
         Policy loans                                        403           244             97
                                                      ----------    ----------     ----------
         Total investment income                          20,343        20,563         18,907
         Investment expenses                                (711)         (437)          (312)
                                                      ----------    ----------     ----------
         Net investment income                         $19,632       $  20,126      $  18,595
                                                       ========      ========= ==   =========

6.       INCOME TAXES

         The significant components of income tax expense for the years ended December 31 were as follows:

                                                            2002          2001         2000
                                                            ----          ----         ----
         Current tax benefit                            $    (3,739)   $  (39,047)  $   (29,244)
         Deferred tax expense, excluding operating
           loss carryforwards                                35,915        60,587        60,023
         Deferred tax benefit for operating and
           capital loss carryforwards                      (134,986)      (14,372)            -
                                                        -----------    ----------   -----------
              Total income tax (benefit) expense        $  (102,810)   $    7,168   $    30,779
                                                        ===========    ==========   ===========

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                                (an indirect wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                                             Notes to Consolidated Financial Statements (continued)

6.       INCOME TAXES (continued)

         Deferred tax assets (liabilities) include the following at December 31:

                                                           2002          2001
                                                           ----          ----
         Deferred tax assets:
           GAAP to tax reserve differences             $   165,348   $   241,503
           Future fees payable to ASI                       21,475        63,240
           Deferred compensation                            20,603        20,520
           Net operating loss carry forward                147,360        14,372
           Other                                             6,530        17,276
                                                       -----------   -----------
              Total deferred tax assets                    361,316       356,911
                                                       -----------   -----------

         Deferred tax liabilities:
           Deferred acquisition costs, net                (312,933)     (404,758)
           Net unrealized gains on fixed
              maturity securities                           (6,713)       (2,082)
           Other                                            (3,464)       (5,051)
                                                       -----------   -----------
              Total deferred tax liabilities              (323,110)     (411,891)
                                                       -----------   -----------
                Net deferred tax asset (liability)     $    38,206   $   (54,980)
                                                       ===========   ===========

         In accordance with SFAS 109, the Company has performed an analysis of its deferred tax assets to assess recoverability.
         Looking at a variety of items, most notably, the timing of the reversal of temporary items and future taxable income projections, the Company determined that no valuation allowance is needed.

         The income tax (benefit) expense was different from the amount computed by applying the federal statutory tax rate of 35% to pre-tax income from continuing operations as follows:

                                                                   2002            2001           2000
                                                                   ----            ----           ----
         (Loss) income before taxes
           Domestic                                           $   (265,361)   $   42,886      $   98,136
           Foreign                                                  (2,706)       (2,619)         (2,540)
                                                              ------------    ----------      ----------
           Total                                                  (268,067)       40,267          95,596
           Income tax rate                                              35%           35%             35%
                                                              -------------   -----------     -----------
         Tax (benefit) expense at federal statutory income
           tax rate                                                (93,823)       14,093          33,459

         Tax effect of:
           Dividend received deduction                             (12,250)       (8,400)         (7,350)
           Losses of foreign subsidiary                                947           917             889
           Meals and entertainment                                     603           603             841
           State income taxes                                            -           (62)           (524)
           Federal provision to return differences                     709          (177)          3,235
           Other                                                     1,004           194             229
                                                              ------------    ----------      ----------
              Income tax (benefit) expense                    $   (102,810)   $    7,168      $   30,779
                                                              ============    ==========      ==========

         The Company's net operating loss carry forwards, totaling approximately $421,029 (pre-tax) at December 31, 2002, will expire in 2016 and 2017.
                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                                (an indirect wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                                        Notes to Consolidated Financial Statements (continued)

7.       COST ALLOCATION AGREEMENTS WITH AFFILIATES

         Certain operating costs (including rental of office space, furniture, and equipment) have been charged to the Company at cost by American Skandia Information Services and Technology Corporation ("ASIST"), an affiliated company.  ASLAC signed a written service agreement with ASIST for these services executed and approved by the Connecticut Insurance Department in 1995.  This
         agreement automatically continues in effect from year to year and may be terminated by either party upon 30 days written notice.  The Company has also paid and charged operating costs to several of its affiliates.  The total cost to the Company for these items was $8,177, $6,179 and $13,974 in 2002, 2001 and 2000, respectively.  Income received for these items was approximately $13,052, $13,166 and $11,186 in 2002, 2001 and 2000, respectively.

         Allocated depreciation expense was $7,440, $8,764 and $9,073 in 2002, 2001 and 2000, respectively.  Allocated lease expense was $5,808, $6,517 and $5,606 in 2002, 2001 and 2000, respectively.  Allocated sub-lease rental income, recorded as a reduction to lease expense, was $738, $30 and $0 in 2002, 2001 and 2000, respectively.  Assuming that the written service agreement between ASLAC and ASIST continues indefinitely, ASLAC's allocated future minimum lease payments and sub-lease receipts per year and in aggregate as of December 31, 2002 are as follows:

                                                                       Lease         Sub-Lease
                                                                       -----         ---------
                                  2003                            $     4,847      $     1,616
                                  2004                                  5,275            1,773
                                  2005                                  5,351            1,864
                                  2006                                  5,328            1,940
                                  2007                                  5,215            1,788
                                  2008 and thereafter                  19,629            7,380
                                                                  -----------      -----------
                                  Total                           $    45,645      $    16,361
                                                                  ===========      ===========

         Beginning in 1999, the Company was reimbursed by ASM for certain distribution related costs associated with the sales of business through an investment firm where ASM serves as an introducing broker dealer.  Under this agreement, the expenses reimbursed were $8,255, $6,610 and $6,064 in 2002, 2001 and 2000, respectively.  As of December 31, 2002 and 2001, amounts receivable under this agreement were approximately $458 and $639, respectively.

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

         Under the terms of the securitization purchase agreements, the rights transferred provide for ASI to receive a percentage
         (60%, 80% or 100% depending on the underlying commission option) of future mortality and expense charges and contingent deferred sales charges, after reinsurance, expected to be realized over the remaining surrender charge period of the designated contracts (generally 6 to 8 years).  The liability for future fees payable to ASI at the balance sheet date is based on the consideration received less principal repayments according to amortization schedules that were developed at the inception of the transactions.  If actual mortality and expense charges and contingent deferred sales charges are less than those projected in the original amortization schedules, calculated on a transaction by transaction basis, ASI has no recourse against the Company.  As account values associated with the designated contracts have declined, consistent with the overall decline in the equity markets, current mortality and expense charges have been lower than expected on certain transactions and it is likely that future mortality and expense charges, on those same transactions, will be lower than originally projected.  As a result, the ultimate cash flows associated with these transactions that will transfer to ASI may be lower than the current carrying amount of the liability (see Note 4).

         On April 12, 2002, the Company entered into a new securitization purchase agreement with ASI.  This transaction covers designated blocks of business issued from November 1, 2000 through December 31, 2001.  The estimated present value of the transaction at April 12, 2002, using a discount rate of 6.00%, was $101,713.

         Payments, representing fees and charges in the aggregate amount, of $186,810, $207,731 and $219,523 were made by the Company to ASI in 2002, 2001 and 2000, respectively.  Related interest expense of $828, $59,873 and $70,667 has been included in the consolidated statements of income for 2002, 2001 and 2000, respectively.

         The Commissioner of the State of Connecticut has approved the transfer of future fees and charges; however, in the event that the Company becomes subject to an order of liquidation or rehabilitation, the Commissioner has the ability to restrict the payments due to ASI, into a restricted account, under the Purchase Agreement subject to certain terms and conditions.

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
             2000-1            3/22/00        2/1/00        8/1/99 - 1/31/00        7.5%          169,459
             2000-2            7/18/00        6/1/00        2/1/00 - 4/30/00        7.25%          92,399
             2000-3           12/28/00       12/1/00        5/1/00 - 10/31/00       7.25%         107,291
             2000-4           12/28/00       12/1/00        1/1/98 - 10/31/00       7.25%         107,139
             2002-1            4/12/02        3/1/02       11/1/00 - 12/31/01       6.00%         101,713

         Payments of future fees payable to ASI, according to original amortization schedules, as of December 31, 2002 are as follows:

                                          Year         Amount
                                          ----         ------

                                          2003      $   186,854
                                          2004          171,093
                                          2005          147,902
                                          2006          117,761
                                          2007           66,270
                                          2008           18,369
                                                    -----------
                                          Total     $   708,249
                                                    ===========

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                                (an indirect wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                                        Notes to Consolidated Financial Statements (continued)

9.       LEASES

         The Company entered into an eleven year lease agreement for office space in Westminster, Colorado, effective January 1,
         2001.  Lease expense for 2002 and 2001 was $2,583 and $1,602, respectively.  Sub-lease rental income was $227 in 2002 and $0 in 2001.  Future minimum lease payments and sub-lease receipts per year and in aggregate as of December 31, 2002 are as follows:

                                                                       Lease           Sub-Lease
                                                                       -----           ---------
                                   2003                          $    1,913         $      426
                                   2004                               1,982                455
                                   2005                               2,050                500
                                   2006                               2,050                533
                                   2007                               2,050                222
                                   2008 and thereafter                8,789                  0
                                                                 ----------         ----------
                                   Total                         $   18,834         $    2,136
                                                                 ==========         ==========

10.      RETAINED EARNINGS AND DIVIDEND RESTRICTIONS

         Statutory basis shareholder's equity was $279,957 and $226,780 at December 31, 2002 and 2001, respectively.

         The Company incurred statutory basis net losses in 2002 of $192,474 due primarily to significant declines in the equity markets, increasing GMDB reserves calculated on a statutory basis.  Statutory basis net losses for 2001 were $121,957, as compared to income of $11,550 in 2000.

         Under various state insurance laws, the maximum amount of dividends that can be paid to shareholders without prior approval of the state insurance department is subject to restrictions relating to statutory surplus and net gain from operations.
         For 2003, no amounts may be distributed without prior approval.

11.      STATUTORY ACCOUNTING PRACTICES

         The Company prepares its statutory basis financial statements in accordance with accounting practices prescribed by the
         State of Connecticut Insurance Department.  Prescribed statutory accounting practices include publications of the National
         Association of Insurance Commissioners (NAIC), as well as state laws, regulations and general administrative rules.

         The NAIC adopted the Codification of Statutory Accounting Principles (Codification) in March 1998.  The effective date for codification was January 1, 2001.  The Company's state of domicile, Connecticut, has adopted codification and the Company has made the necessary changes in its statutory accounting and reporting required for implementation.  The overall impact of adopting codification in 2001 was a one-time, cumulative change in accounting benefit recorded directly in statutory surplus of $12,047.

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
                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                                (an indirect wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                                        Notes to Consolidated Financial Statements (continued)

11.      STATUTORY ACCOUNTING PRACTICES (continued)

         liability associated with securitized variable annuity fees.  Under the new method of accounting, the liability for securitized fees is established consistent with the method of accounting for the liability associated with variable annuity fees ceded under reinsurance contracts.  This equates to the statutory liability at any valuation date being equal to the
         Commissioners Annuity Reserve Valuation Method (CARVM) offset related to the securitized contracts.  The impact of this change in accounting, representing the difference in the liability calculated under the old method versus the new method as of January 1, 2001, was reported as a cumulative effect of change in accounting benefit recorded directly in statutory surplus of approximately $20,215.

         In 2001, the Company, in agreement with the Connecticut Insurance Department, changed its reserving methodology to recognize free partial withdrawals and to reserve on a "continuous" rather than "curtate" basis.  The impact of these changes, representing the difference in reserves calculated under the new methods versus the old methods, was recorded directly to surplus as changes in reserves on account of valuation basis.  This resulted in an increase to the unassigned deficit of approximately $40,511.

         Effective January 1, 2002, the Company adopted Statement of Statutory Accounting Principles No. 82, "Accounting for the
         Costs of Computer Software Developed or Obtained for Internal Use and Web Site Development Costs" ("SSAP 82").  SSAP 82
         requires the capitalization of certain costs incurred in connection with developing or obtaining internal use software.
         Prior to the adoption of SSAP 82, the Company expensed all internal use software related costs as incurred.  The Company has identified and capitalized $5,935 of costs associated with internal use software as of January 1, 2002 and is amortizing the applicable costs on a straight-line basis over a three year period.  The costs capitalized as of January 1, 2002 resulted in a direct increase to surplus.  Amortization expense for the year ended December 31, 2002 was $757.

12.      EMPLOYEE BENEFITS

         The Company has a 401(k) plan for which substantially all employees are eligible.  Under this plan, the Company provides a
         50% match on employees' contributions up to 6% of an employee's salary (for an aggregate match of up to 3% of the employee's salary).  Additionally, the Company may contribute additional amounts based on profitability of the Company and certain of its affiliates.  Expenses related to this program in 2002, 2001 and 2000 were $719, $2,738 and $3,734, respectively.  Company contributions to this plan on behalf of the participants were $921, $2,549 and $4,255 in 2002, 2001 and 2000, respectively.

         The Company has a deferred compensation plan, which is available to the field marketing staff and certain other employees.
         Expenses related to this program in 2002, 2001 and 2000 were $3,522, $1,615 and $1,030, respectively.  Company contributions to this plan on behalf of the participants were $5,271, $1,678 and $2,134 in 2002, 2001 and 2000, respectively.

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
                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                                (an indirect wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                                        Notes to Consolidated Financial Statements (continued)

12.      EMPLOYEE BENEFITS (continued)

         below the officer level.  These programs consist of multiple plans with new plans instituted each year.  Generally, participants must remain employed by the Company or its affiliates at the time such units are payable in order to receive any payments under the programs.  The accrued liability representing the value of these units was $7,083 and $13,645 as of
         December 31, 2002 and 2001, respectively.  Expenses (income) related to these programs in 2002, 2001 and 2000, were $1,471,
         ($9,842) and $2,692, respectively. Payments under these programs were $8,033, $8,377 and $13,697 in 2002, 2001 and 2000, respectively.

13.      FINANCIAL REINSURANCE

         The Company cedes insurance to other insurers in order to fund the cash strain generated from commission costs on current sales and to limit its risk exposure.  The Company uses modified coinsurance reinsurance arrangements whereby the reinsurer shares in the experience of a specified book of business.  These reinsurance transactions result in the Company receiving from the reinsurer an upfront ceding commission on the book of business ceded in exchange for the reinsurer receiving in the future, the future fees generated from that book of business.  Such transfer does not relieve the Company of its primary liability and, as such, failure of reinsurers to honor their obligation could result in losses to the Company.  The Company reduces this risk by evaluating the financial condition and credit worthiness of reinsurers.

         The effect of reinsurance for the 2002, 2001 and 2000 was as follows:

        2002                                                            Gross          Ceded           Net
        ----                                                            -----          -----           ---
        Annuity and life insurance charges and fees                 $   406,272     $   (36,268)  $   370,004
        Return credited to contract owners                          $     5,221     $       (25)  $     5,196
        Underwriting, acquisition and other insurance
        expenses (deferal of acquisition costs)                     $   154,588     $    34,140   $   188,728
        Amortization of deferred acquisition costs                  $   542,945     $   (32,886)  $   510,059

        2001
        ----
        Annuity and life insurance charges and fees                 $   430,914     $   (42,218)  $   388,696
        Return credited to contract owners                          $     5,704     $        92   $     5,796
        Underwriting, acquisition and other insurance
        expenses (deferral of acquisition costs)                    $   163,677     $    33,078   $   196,755
        Amortization of deferred acquisition costs                  $   231,290     $    (7,243)  $   224,047

        2000
        ----
        Annuity and life insurance charges and fees                 $   473,318     $   (48,740)  $   424,578
        Return credited to contract owners                          $     8,540     $       (77)  $     8,463
        Underwriting, acquisition and other insurance
        expenses (deferral of acquisition costs)                    $   108,399     $    42,198   $   150,597
        Amortization of deferred acquisition costs                  $   205,174     $   (20,558)  $   184,616

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
                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                                (an indirect wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                                        Notes to Consolidated Financial Statements (continued)

13.      FINANCIAL REINSURANCE (continued)

         Company was pre-tax (loss) income of ($4,137), $8,394 and $23,341 in 2002, 2001 and 2000, respectively.  At December 31, 2002 and 2001, $675 and $1,137, respectively, was receivable from SICL under this agreement.

14.      SURPLUS NOTES

         The Company has issued surplus notes to ASI in exchange for cash.  Surplus notes outstanding as of December 31, 2002 and
         2001, and interest expense for 2002, 2001 and 2000 were as follows:

                                                     Liability as of
                                                      December 31,                    Interest Expense
                                   Interest                                            For the Years
            Note Issue Date          Rate          2002          2001          2002         2001         2000
         ----------------------    ---------     ----------    ----------    ---------    ---------    ---------
         ----------------------    ---------     ----------

         February 18, 1994           7.28%               -             -             -            -          732
         March 28, 1994              7.90%               -             -             -            -          794
         September 30, 1994          9.13%               -             -             -        1,282        1,392
         December 19, 1995           7.52%               -        10,000           520          763          765
         December 20, 1995           7.49%               -        15,000           777        1,139        1,142
         December 22, 1995           7.47%               -         9,000           465          682          684
         June 28, 1996               8.41%          40,000        40,000         3,411        3,411        3,420
         December 30, 1996           8.03%          70,000        70,000         5,699        5,699        5,715
                                                 ----------    ----------    ---------    ---------    ---------
                                                 ----------    ----------    ---------    ---------    ---------

         Total                                    $110,000      $144,000       $10,872      $12,976      $14,644
                                                 ==========    ==========    =========    =========    =========

         On September 6, 2002, surplus notes for $10,000, dated December 19, 1995, $15,000, dated December 20, 1995, and $9,000, dated December 22, 1995, were repaid.  On December 3, 2001, a surplus note, dated September 30, 1994, for $15,000 was repaid.  On December 27, 2000, surplus notes for $10,000, dated February 18, 1994, and $10,000, dated March 28, 1994, were repaid.  All surplus notes mature seven years from the issue date.

         Payment of interest and repayment of principal for these notes is subject to certain conditions and require approval by the
         Insurance Commissioner of the State of Connecticut.  At December 31, 2002 and 2001, $29,230 and $25,829, respectively, of accrued interest on surplus notes was not permitted for payment under these criteria.

15.      SHORT-TERM BORROWING

         The Company had a $10,000 short-term loan payable to ASI at December 31, 2002 and 2001 as part of a revolving loan agreement.
         The loan had an interest rate of 1.97% and matured on January 13, 2003.  The loan was subsequently rolled over with a new interest rate of 1.82% and a new maturity date of March 13, 2003.  The loan was further extended to April 30, 2003 and a new interest rate of 1.71%.  The total related interest expense to the Company was $271, $522 and $687 in 2002, 2001 and 2000,
         respectively.  Accrued interest payable was $10 and $113 as of December 31, 2002 and 2001, respectively.

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                                (an indirect wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                                        Notes to Consolidated Financial Statements (continued)

15.      SHORT-TERM BORROWING (continued)

         On January 3, 2002, the Company entered into a $150,000 credit facility with ASI.  This credit facility terminates on December
         31, 2005 and bears interest at the offered rate in the London interbank market (LIBOR) plus 0.35 percent per annum for the relevant interest period.  Interest expense related to these borrowings was $2,243 for the year ended December 31, 2002.  As of
         December 31, 2002, no amount was outstanding under this credit facility.

16.      CONTRACT WITHDRAWAL PROVISIONS

         Approximately 99% of the Company's separate account liabilities are subject to discretionary withdrawal by contract owners at market value or with market value adjustment.  Separate account assets, which are carried at fair value, are adequate to pay such withdrawals, which are generally subject to surrender charges ranging from 10% to 1% for contracts held less than
         10 years.

17.      RESTRUCTURING CHARGES

         On March 22, 2001 and December 3, 2001, the Company announced separate plans to reduce expenses to better align its operating infrastructure with the current investment market environment.  As part of the two plans, the Company's workforce was reduced by approximately 140 positions and 115 positions, respectively, affecting substantially all areas of the
         Company.  Estimated pre-tax severance benefits of $8,500 have been charged against 2001 operations related to these reductions.  These charges have been reported in the Consolidated Statements of Income as a component of Underwriting,
         Acquisition and Other Insurance Expenses.  As of December 31, 2002 and 2001, the remaining restructuring liability, relating primarily to the December 3, 2001 plan, was $12 and $4,104, respectively.

18.      COMMITMENTS AND CONTINGENT LIABILITIES

         In recent years, a number of annuity companies have been named as defendants in class action lawsuits relating to the use of variable annuities as funding vehicles for tax- qualified retirement accounts.  The Company is currently a defendant in one such lawsuit.  A purported class action complaint was filed in the United States District Court for the Southern District of
         New York on December 12, 2002, by Diane C. Donovan against the Company and certain of its affiliates (the "Donovan
         Complaint").  The Donovan Complaint seeks unspecified compensatory damages and injunctive relief from the Company and certain of its affiliates.  The Donovan Complaint claims that the Company and certain of its affiliates violated federal securities laws in marketing variable annuities.  This litigation is in the preliminary stages.  The Company believes this action is without merit, and intends to vigorously defend against this action.

         The Company is also involved in other lawsuits arising, for the most part, in the ordinary course of its business operations.  While the outcome of these other lawsuits cannot be determined at this time, after consideration of the defenses available to the Company, applicable insurance coverage and any related reserves established, these other lawsuits are not expected to result in liability for amounts material to the financial condition of the Company, although it may adversely affect results of operations in future periods.
                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                                (an indirect wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                                        Notes to Consolidated Financial Statements (continued)

18.      COMMITMENTS AND CONTINGENT LIABILITIES (continued)

         As discussed previously, on December 19, 2002, SICL entered into a definitive purchase agreement (the "Purchase Agreement")
         to sell its ownership interest in the Company and certain affiliates to Prudential Financial for approximately $1.265 billion.  The closing of this transaction, which is conditioned upon certain customary regulatory and other approvals and conditions, is expected in the second quarter of 2003.

         The purchase price that was agreed to between SICL and Prudential Financial was based on a September 30, 2002 valuation of the Company and certain affiliates.  As a result, assuming the transaction closes, the economics of the Company's business from September 30, 2002 forward will inure to the benefit or detriment of Prudential Financial.  Included in the Purchase
         Agreement, SICL has agreed to indemnify Prudential Financial for certain liabilities that may arise relating to periods prior to September 30, 2002.  These liabilities generally include market conduct activities, as well as contract and regulatory compliance (referred to as "Covered Liabilities").

         Related to the indemnification provisions contained in the Purchase Agreement, SICL has signed, for the benefit of the
         Company, an indemnity letter, effective December 19, 2002, to make the Company whole for certain Covered Liabilities that come to fruition during the period beginning December 19, 2002 and ending with the close of the transaction.  This indemnification effectively transfers the risk associated with those Covered Liabilities from the Company to SICL concurrent with the signing of the definitive purchase agreement rather than waiting until the transaction closes.

19.      SEGMENT REPORTING

         Assets under management and sales for products other than variable annuities have not been significant enough to warrant full segment disclosures as required by SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," and
         the Company does not anticipate that they will be so in the future due to changes in the Company's strategy to focus on its core variable annuity business.

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                                (an indirect wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                                        Notes to Consolidated Financial Statements (continued)

20.      QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following table summarizes information with respect to the operations of the Company on a quarterly basis:

                                                                      Three Months Ended
                                                  ----------------------------------------------------------
                          2002                      March 31       June 30       Sept. 30        Dec. 31
                                                    --------       -------       --------        -------
        Premiums and other insurance revenues*    $   118,797   $    126,614   $    115,931   $    108,488
        Net investment income                           4,965          4,714          5,128          4,825
        Net realized capital losses                    (1,840)        (1,584)        (2,327)        (3,863)
                                                  -----------   ------------   ------------   ------------
        Total revenues                                121,922        129,744        118,732        109,450
        Benefits and expenses*                        112,759        160,721        323,529        150,906
                                                  -----------   ------------   ------------   ------------
        Pre-tax net income (loss)                       9,163        (30,977)      (204,797)       (41,456)
        Income tax expense (benefit)                    1,703        (11,746)       (72,754)       (20,013)
                                                  -----------   ------------   ------------   ------------
        Net income (loss)                         $     7,460   $    (19,231)  $   (132,043)  $    (21,443)
                                                  ===========   ============   ============   ============
        *     For the quarters ended March 31, 2002 and June 30, 2002, the Company had overstated premiums ceded in revenues.  The above presentation reflects an equal and offsetting reclassification of these amounts to benefits and expenses with no net income impact.

                                                                      Three Months Ended
                                                  ----------------------------------------------------------
                          2001                      March 31       June 30       Sept. 30        Dec. 31
                                                    --------       -------       --------        -------
        Premiums and other insurance revenues***  $   130,885   $    128,465   $    122,708   $    119,604
        Net investment income**                         5,381          4,997          5,006          4,742
        Net realized capital gains (losses)             1,902            373            376         (1,723)
                                                  -----------   ------------   ------------   ------------
        Total revenues                                138,168        133,835        128,090        122,623
        Benefits and expenses**  ***                  122,729        110,444        123,307        125,969
                                                  -----------   ------------   ------------   ------------
        Pre-tax net income (loss)                      15,439         23,391          4,783         (3,346)
        Income tax expense (benefit)                    4,034          7,451           (480)        (3,837)
                                                  -----------   ------------   -------------  ------------
        Net income                                $    11,405   $     15,940   $      5,263   $        491
                                                  ===========   ============   ============   ============
        **    For the quarters ended March 31, 2001, June 30, 2001 and September 30, 2001, the Company had reported investment performance associated with its derivatives as net investment income.  The above presentation reflects a reclassification of these amounts to benefits and expenses.
        ***   For the quarters ended September 30, 2001 and December 31, 2001, the Company had overstated premiums ceded in revenues.  The above presentation reflects an equal and offsetting reclassification of these amounts to benefits and expenses with no net income impact.

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                                (an indirect wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                                        Notes to Consolidated Financial Statements (continued)

20.      QUARTERLY FINANCIAL DATA (UNAUDITED) (continued)

                                                                      Three Months Ended
                                                  ----------------------------------------------------------
                          2000                      March 31       June 30       Sept. 30        Dec. 31
                                                    --------       -------       --------        -------
        Premiums and other insurance revenues     $    137,040  $    139,346   $   147,819    $    135,866
        Net investment income****                        4,343         4,625         4,619           5,008
        Net realized capital gains (losses)                729        (1,436)         (858)            877
                                                  ------------  ------------   -----------    ------------
        Total revenues                                 142,112       142,535       151,580         141,751
        Benefits and expenses****                      107,893       122,382       137,843         114,264
                                                  ------------  ------------   -----------    ------------
        Pre-tax net income                              34,219        20,153        13,737          27,487
        Income tax expense                              10,038         5,225         3,167          12,349
                                                  ------------  ------------   -----------    ------------
        Net income                                $     24,181  $     14,928   $    10,570    $     15,138
                                                  ============  ============   ===========    ============
        ****  For the quarters ended March 31, 2000, June 30, 2000, September 30, 2000 and December 31, 2000, the Company had reported investment performance associated with its derivatives as net investment income.  The above presentation reflects a reclassification of these amounts to benefits and expenses.

                                                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 2003.

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION

                                                     By: /s/Thomas M. Mazzaferro
                                                         ------------------------
                                                         Thomas M. Mazzaferro
                                                     Executive Vice President and
                                                        Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 2003.

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

                                                            CERTIFICATIONS

I, Wade A. Dokken, certify that:

1.       I have reviewed this annual report on Form 10-K of American Skandia Life Assurance Corporation;

2.       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.       The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)       designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)       evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)       presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.       The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  March 27, 2003              /s/ Wade A. Dokken
        --------------              ------------------
                           President and Chief Executive Officer

                                                            CERTIFICATIONS

I, Thomas M. Mazzaferro, certify that:

1.       I have reviewed this annual report on Form 10-K of American Skandia Life Assurance Corporation;

2.       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.       The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)       designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)       evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)       presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.       The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  March 27, 2003              /s/ Thomas M. Mazzaferro
        --------------              ------------------------
                           Executive Vice President, Chief Financial Officer and Director