Form 10-Q
period 2003-03-31
AMERICAN SKANDIA LIFE ASSURANCE CORP/CT
filed 2003-04-29
CIK 881453

                                                               FORM 10-Q

                                                  SECURITIES AND EXCHANGE COMMISSION
                                                        Washington, D.C. 20549

                                           Quarterly Report Pursuant to Section 13 or 15(d)
                                                of the Securities Exchange Act of 1934

                                             For the Quarterly Period Ended March 31, 2003

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
Yes [ X ]  No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]  No
[ X ]

As of April 29, 2003, there were 25,000 shares of outstanding common stock, par value $100 per share, of the registrant, consisting of 100 shares of voting and 24,900 shares of non-voting common stock, all of which were owned by American Skandia, Inc., an indirect wholly-owned subsidiary of Skandia Insurance Company Ltd., a Swedish corporation.

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                                (an indirect wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                                                           TABLE OF CONTENTS

                                                                                                     Page
PART I.  FINANCIAL INFORMATION:

     Item 1.  Financial Statements:

         Consolidated Statements of Financial Condition -
              March 31, 2003 (unaudited) and December 31, 2002                                        3

         Consolidated Statements of Income (unaudited) -
              Three months ended March 31, 2003 and March 31, 2002                                    4

         Consolidated Statements of Shareholder's Equity -
              Three months ended March 31, 2003 (unaudited)
                and year ended December 31, 2002                                                      5

         Consolidated Statements of Cash Flows (unaudited) -
              Three months ended March 31, 2003 and March 31, 2002                                    6

         Notes to Unaudited Consolidated Financial Statements                                         7

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                  Operations                                                                          11

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk                              15

     Item 4.  Controls and Procedures                                                                 15

PART II. OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                                                        16

                  Signature                                                                           17

                             Certifications                                                           18

                  Exhibit 99                                                                          20

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                                (an indirect wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                                            Consolidated Statements of Financial Condition
                                       (in thousands except for number of shares and par value)

                                                                        March 31,     December 31,
                                                                          2003            2002
                                                                       (unaudited)
ASSETS
Investments:
   Fixed maturities - available for sale, at fair value (amortized
cost     of $405,617 and $379,422, respectively)                     $       417,892 $       398,601
   Equity securities - available for sale, at fair value (amortized
cost     of $63,738 and $52,017, respectively)                                64,665          51,769
   Policy loans                                                                7,584           7,559
   Other short-term investments                                                5,602          10,370

     Total investments                                                       495,743         468,299

Cash and cash equivalents                                                     17,965          51,339
Deferred policy acquisition costs                                          1,100,745       1,117,544
Accrued investment income                                                      4,626           4,196
Reinsurance receivable                                                         5,032           5,447
Receivables from Parent and affiliates                                         5,216           3,961
Other assets                                                                 159,725         152,186
Separate account assets                                                   21,411,003      21,905,613

     Total assets                                                    $    23,200,055 $    23,708,585

LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities:
Policyholders' account balances                                      $       162,438 $       140,496
Future policy benefits and other policyholder liabilities                      9,736           8,853
Income taxes payable                                                           6,561           6,547
Other liabilities                                                            144,707         133,543
Payables to Parent and affiliates                                              2,446           2,223
Short-term borrowing                                                          25,000          10,000
Future fees payable to American Skandia, Inc. ("ASI")                        660,002         708,249
Surplus notes                                                                110,000         110,000
Separate account liabilities                                              21,411,003      21,905,613

     Total liabilities                                                    22,531,893      23,025,524

Commitments and contingent liabilities (Note 7)

Shareholder's equity:
Common stock, $100 par value, 25,000 shares authorized,
   issued and outstanding                                                      2,500           2,500
Paid-in-capital                                                              596,333         595,049
Retained earnings                                                             61,263          73,821
Accumulated other comprehensive income                                         8,066          11,691

     Total shareholder's equity                                              668,162         683,061

     Total liabilities and shareholder's equity                      $    23,200,055 $    23,708,585

                                       See notes to unaudited consolidated financial statements.
                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                                (an indirect wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                                                   Consolidated Statements of Income
                                                            (in thousands)

                                                                     Three Months Ended March 31,
                                                                        2003              2002
                                                                              (unaudited)

REVENUES

Premiums                                                             $     1,038       $       209
Policy charges and fee income                                             82,050            84,645
Net investment income                                                      1,053             8,832
Realized investment losses, net                                           (2,775)           (6,108)
Asset management fees                                                     21,052            26,168
Other income                                                                 466               411

   Total revenues                                                        102,884           114,157

BENEFITS AND EXPENSES

Policyholders' benefits                                                   17,921             4,984
Interest credited to policyholders' account balances                      12,171             9,368
General, administrative and other expenses                                94,120            90,642

   Total benefits and expenses                                           124,212           104,994

     (Loss) income from operations before income taxes                   (21,328)            9,163

Income taxes:
   Current                                                                     4                 -
   Deferred                                                               (8,774)            1,703

     Total income tax (benefit) expense                                   (8,770)            1,703

       Net (loss) income                                             $   (12,558)      $     7,460

                                       See notes to unaudited consolidated financial statements.

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                                (an indirect wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                                            Consolidated Statements of Shareholder's Equity
                                                            (in thousands)

                                                                                    Accumulated Other
                                                                                  Comprehensive Income
                                                                               ----------------------------
                                                                               -------------- -------------
                                                      Additional                  Foreign      Unrealized
                                          Common        Paid in    Retained      Currency        Gains
                                            Stock       Capital     Earnings    Translation     (Losses)       Total
                                          ----------- ------------ ----------- -------------- ------------- ------------
                                          ----------- ------------ ----------- -------------- ------------- ------------
As of December 31, 2001                       $2,500     $335,329    $239,078         $15           $746       $577,668
Net loss                                                             (165,257)                                 (165,257)
Other comprehensive income:
   Unrealized capital gains                                                                       10,434         10,434
   Reclassification adjustment for
realized losses included in
realized investment losses, net                                                                    1,126          1,126
   Foreign currency translation                                                      (630)                         (630)
                                                                                                            ------------
                                                                                                            ------------
Other comprehensive income                                                                                       10,930
                                                                                                            ------------
                                                                                                            ------------
Comprehensive loss                                                                                             (154,327)
Capital contributions                                     259,720                                               259,720
                                          ----------- ------------ ----------- -------------- ------------- ------------
                                          ----------- ------------ ----------- -------------- ------------- ------------
As of December 31, 2002                        2,500      595,049      73,821        (615)        12,306        683,061
Net loss                                                              (12,558)                                  (12,558)
Other comprehensive loss:
   Unrealized capital gains                                                                          126            126
   Reclassification adjustment for
realized gains included in
realized investment losses, net                                                                   (3,849)        (3,849)
   Foreign currency translation                                                        98                            98
                                                                                                            ------------
                                                                                                            ------------
Other comprehensive loss                                                                                         (3,625)
                                                                                                            ------------
                                                                                                            ------------
Comprehensive loss                                                                                              (16,183)
Capital contributions                                       1,284                                                 1,284
                                          ----------- ------------ ----------- -------------- ------------- ------------
                                          ----------- ------------ ----------- -------------- ------------- ------------
As of March 31, 2003                          $2,500     $596,333     $61,263       ($517)        $8,583       $668,162
                                          =========== ============ =========== ============== ============= ============

Unrealized capital gains is shown net of tax expense of $68 and $5,618 for March 31, 2003 and December 31, 2002, respectively.
Reclassification adjustment for realized (gains) losses included in realized investment losses, net is shown net of tax (benefit)
expense of ($2,073) and $606 for March 31, 2003 and December 31, 2002, respectively.  Foreign currency translation is shown net of tax expense (benefit) of $53 and ($339) for March 31, 2003 and December 31, 2002, respectively.

                                       See notes to unaudited consolidated financial statements.

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                                (an indirect wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                                                 Consolidated Statements of Cash Flows
                                                            (in thousands)

                                                                          Three Months Ended March 31,
                                                                              2003              2002
                                                                                   (unaudited)
Cash flow from operating activities:
   Net (loss) income                                                       $    (12,558)     $      7,460
   Adjustments to reconcile net (loss) income to net
     cash provided by (used in) operating activities:
     Realized investment losses, net                                              2,775             6,108
     Amortization and depreciation                                                4,663             3,881
     Policy reserves                                                              3,826             1,381
     Change in:
       Accrued investment income                                                   (430)              (16)
       Net receivable/payable to Parent and affiliates                           (1,032)         (103,584)
       Policy loans                                                                 (25)             (329)
       Deferred policy acquisition costs                                         16,799            (4,099)
       Income taxes payable                                                          14            (1,700)
       Reinsurance receivable                                                       415               497
       Other, net                                                                 1,535           (28,025)
          Net cash provided by (used in) operating activities                    15,982          (118,426)

Cash flow from investing activities:
     Purchase of fixed maturity investments                                     (91,955)         (128,982)
     Proceeds from sale and maturity of fixed maturity investments               68,455           134,195
     Purchase of shares in equity securities and dividend
reinvestments                                                                   (23,568)           (6,203)
     Proceeds from sale of shares in equity securities                            9,507             5,170
     Net purchase of other short-term investments                                (9,442)          (13,410)
     Net proceeds from other short-term investments                              10,461             1,926
       Net cash used in investing activities                                    (36,542)           (7,304)

Cash flow from financing activities:
     Capital contribution                                                         1,284             1,340
     Decrease in future fees payable to ASI, net                                (48,247)          (42,396)
     Net increase in short-term borrowing                                        15,000           164,984
       Deposits to contract owner accounts                                      401,135            28,446
       Withdrawals from contract owner accounts                                 (45,519)          (74,632)
     Change in contract owner accounts, net of investment earnings             (336,618)           48,113
       Net cash (used in) provided by financing activities                      (12,965)          125,855

       Net (decrease) increase in cash and cash equivalents                     (33,525)              125
       Change in foreign currency translation, net                                  151              (125)
       Cash and cash equivalents at beginning of period                          51,339                 -
       Cash and cash equivalents at end of period                          $     17,965      $          -
     Income taxes (received) paid                                          $        (10)     $      1,700

                                       See notes to unaudited consolidated financial statements.

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                                (an indirect wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                                         Notes to Unaudited Consolidated Financial Statements

                                                            March 31, 2003
                                                        (dollars in thousands)

1.       ORGANIZATION AND OPERATION

         American Skandia Life Assurance Corporation (the "Company"), with its principal offices in Shelton, Connecticut, is a wholly-owned subsidiary of American Skandia, Inc. ("ASI").  On December 19, 2002, Skandia Insurance Company Ltd. (publ) ("SICL"
         or "Parent"), an insurance company organized under the laws of the Kingdom of Sweden, and the ultimate parent company of the
         Company, entered into a definitive purchase agreement with Prudential Financial, Inc., a New Jersey corporation ("Prudential
         Financial"), whereby Prudential Financial will acquire the Company and certain of its affiliates (the "Acquisition").
         Consummation of the transaction is subject to various closing conditions, including regulatory approvals.  The transaction is expected to close during the second quarter of 2003.

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

2.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
         Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.  For further information, refer to the consolidated financial statements and footnotes thereto in the Company's audited consolidated financial statements on Form 10-K for the year ended December 31,
         2002.

         Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

3.       SHORT-TERM BORROWING

         As of March 31, 2003 and December 31, 2002, the Company had a $10,000 short-term loan payable to its parent company,
         American Skandia, Inc. ("ASI") as part of a revolving loan agreement.  This loan has an interest rate of 1.71% and matures on April 30, 2003.

         On January 3, 2002, the Company entered into a $150,000 credit facility agreement with ASI.  This credit facility terminates on December 31, 2005 and bears interest at the offered rate in the London interbank market (LIBOR) plus 0.35 percent per annum for the

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                               (an indirect wholly-owned subsidiary of Skandia Insurance Company Ltd. )

                                   Notes to Unaudited Consolidated Financial Statements (continued)

3.       SHORT-TERM BORROWING (continued)

         relevant interest period.  Interest expense related to these borrowings was $17 for the three months ended March 31, 2003.
         As of March 31, 2003, $15,000 was outstanding under this credit facility.

4.       FOREIGN ENTITY

         The Company has a 99.9% ownership in Skandia Vida, S.A. de C.V. ("Skandia Vida") which is a life insurance company domiciled in Mexico.  Skandia Vida had total shareholders' equity of $4,625 as of March 31, 2003 and $5,023 as of December 31, 2002
         and has generated losses of $1,833 and $694 for the three months ended March 31, 2003 and 2002, respectively.  As part of the Acquisition, it is expected that the Company will sell its ownership interest in Skandia Vida to SICL.  The Company has filed for and received required regulatory approvals from the State of Connecticut and Mexico related to the sale of Skandia
         Vida.

5.       INCOME TAXES

         The Company recorded an income tax (benefit) expense of ($8,770) and $1,703 for the three months ended March 31, 2003 and
         2002, respectively.  The effective income tax rate for the three months ended March 31, 2003 and 2002 varied from the corporate rate of 35% due primarily to the deduction for dividends received.

6.       DEFERRED ACQUISITION COSTS

         Details of deferred acquisition costs and related amortization for the three months ended March 31, 2003 and 2002 are as follows:

                                                                          2003                 2002
           Balance, December 31,                                       $   1,117,544      $    1,383,281
           Commissions and expenses deferred                                  33,800              37,488
           Purchase credits deferred                                          16,152              13,537
           Amortization of commissions and expenses deferred
                                                                             (56,599)            (40,313)
           Amortization of purchase credits deferred                         (10,152)             (6,613)
           Balance, March 31,                                          $   1,100,745      $    1,387,380

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                               (an indirect wholly-owned subsidiary of Skandia Insurance Company Ltd. )

                                   Notes to Unaudited Consolidated Financial Statements (continued)

7.       COMMITMENTS AND CONTINGENT LIABILITIES

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

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                               (an indirect wholly-owned subsidiary of Skandia Insurance Company Ltd. )

                                   Notes to Unaudited Consolidated Financial Statements (continued)

8.       SEGMENT REPORTING

         Assets under management and sales for products other than variable annuities have not been significant enough to warrant full segment disclosures as required by Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", and the Company does not anticipate that they will be so in the future.

         ******************************************************************************************************

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                                (an indirect wholly-owned subsidiary of Skandia Insurance Company Ltd.)

                                  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                                       AND RESULTS OF OPERATIONS

                                                   Three Months ended March 31, 2003
                                                        (dollars in thousands)

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the March
31, 2003 unaudited financial statements and the notes included herein, as well as Management's Discussion and Analysis of Financial
Condition and Results of Operations contained in American Skandia Life Assurance Corporation's (the "Company") 2002 Annual Report on
Form 10-K.

General

The Company, with its principal offices in Shelton, Connecticut, is a wholly-owned subsidiary of American Skandia, Inc. ("ASI").  On
December 19, 2002, Skandia Insurance Company Ltd. (publ) ("SICL"), an insurance company organized under the laws of the Kingdom of
Sweden, and the ultimate parent company of the Company, entered into a definitive purchase agreement with Prudential Financial, Inc., a New Jersey corporation ("Prudential Financial"), whereby Prudential Financial will acquire the Company and certain of its affiliates (the "Acquisition").  Consummation of the transaction is subject to various closing conditions, including regulatory approvals.  The transaction is expected to close during the second quarter of 2003.

The Company has 99.9% ownership in Skandia Vida, S.A. de C.V. ("Skandia Vida") which is a life insurance company domiciled in
Mexico.  As part of the Acquisition, it is expected that the Company will sell its ownership interest in Skandia Vida to SICL.  The
Company has filed for and received required regulatory approvals from the State of Connecticut and Mexico related to the sale of
Skandia Vida.

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

Products and Distribution

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

Results of Operations

Annuity and life insurance sales for the three months ended March 31, 2003 totaled $703,895, compared to sales of $811,887 for the first three months of 2002.  The decrease in sales was primarily the result of the general decline in sales in the industry, attributed in large part to the continued uncertainty in the equity markets.  In addition, the Company believes that sales in the first quarter of 2003 have been negatively impacted by the Company's distribution channels awaiting the closing of the Company's acquisition by Prudential Financial.

Average assets under management were $21,356,686 in the first quarter of 2003 and $25,509,596 in the first quarter of 2002, representing a decrease of 17%.  This decline primarily related to poor fund performance associated with the continued under performing equity markets as well as increased lapses.  Lapses have increased, the Company believes, due to concerns by contract holders, rating agencies and the Company's distribution channels, surrounding the uncertainty in the equity markets and its impact on variable annuity companies.  Policy charges and fee income and asset management fees decreased for the three months ended March 31,
2003, compared to the same period in 2002.  These declines were primarily a result of the decline in assets under management offset by an increase in surrender charge income of $4,316 for the three months ended March 31, 2003, compared to the same period in 2002.
The increase in surrender charge income is caused by higher lapses when compared to the applicable prior year period.

Net investment income decreased for the three months ended March 31, 2003 as compared to the same period in 2002 principally driven by decreased net investment results of $7,181 on the Company's separate account supporting its fixed, market value adjusted investment option.

Net realized investment losses for the first three months of 2003 decreased compared to the same period in 2002.  This decline resulted primarily from an increase in realized gains of $2,932 on sales of fixed maturities.

Policyholders' benefits increased for the first quarter of 2003 compared to the same period in 2002 principally driven by a $9,156 increase of guaranteed minimum death benefit claims due to the depressed equity markets.

Interest credited to policyholders' account balances increased for the first three months of 2003 compared to the same period in 2002 primarily due to increased amortization of deferred purchase credits consistent with the increased amortization of deferred acquisition costs.

 Underwriting, acquisition and other insurance expenses for the three months ended March 31, 2003 and 2002 were as follows:

 For the three months ended March 31,                                 2003          2002

 Commissions                                                      $    39,100    $46,854
 General operating expenses                                            32,221     40,963

 Acquisition costs deferred                                           (33,800)   (37,488)
 Amortization of deferred acquisition costs                            56,599     40,313

 General, administrative and other expenses                       $    94,120   $ 90,642

 Commissions for the first quarter of 2003 declined in comparison to the first quarter of 2002 primarily due to a decline in asset based commissions consistent with the decline in assets under management and a decline in initial commissions consistent with the decline in sales over the same periods.  General operating expenses decreased during the first quarter of 2003 as compared to the same period in the prior year principally as a result of an $8,553 decrease in interest expense related to the future fees payable to
ASI liability.  Interest expense on these obligations is driven by the cash flows from the underlying annuity contracts acting as collateral.  Due to the depressed asset values of those annuity contracts, driven by the weak equity markets, the cash flows, and therefore the interest expense, has decreased from prior year levels.  The decline in acquisition costs deferred was consistent with the decline in initial commissions described above.  Amortization of deferred acquisition costs increased for the three months ended
March 31, 2003, as compared to the same period in 2002.  In general, the increased amortization is due to the depressed equity markets during the three months ended March 31, 2003 as compared to 2002, thereby decreasing long-term expectations of future gross profits from asset based fees and increased claim costs associated with minimum death benefit guarantees.

The Company's income tax (benefit) expense varies with increases or decreases in (loss) income from operations.  The effective income tax rate varied from the corporate rate of 35% due primarily to the deduction for dividends received.

 Total assets and liabilities as of March 31, 2003 decreased $508,530 and $493,631, respectively, from December 31, 2002.  This change resulted primarily from the declining equity markets over the first quarter of 2003.

Significant Accounting Policies

For information on the Company's significant accounting policies, see Management's Discussion and Analysis of Financial Condition and
Results of Operations in the Company's audited consolidated financial statements on Form 10-K for the year ended December 31, 2002.

 Liquidity and Capital Resources

 The Company's liquidity requirements have generally been met by cash from insurance operations, investment activities, borrowings from ASI, reinsurance, capital contributions and securitization transactions with ASI.

The Company's cash from insurance operations is primarily comprised of fees generated off of assets under management, less commission expense on sales, sales and marketing expenses and other operating expenses.  Fund performance driven by the equity markets directly impacts assets under management and therefore, the fees the Company can generate off of those assets.  During the first quarter of
2003, assets under management declined consistent with the equity market declines resulting in reductions in fee revenues.

 In order to fund the cash strain generated from acquisition costs on historical and on-going sales, the Company has relied on cash generated from its direct insurance operations as well as reinsurance and securitization transactions.  The Company has used modified coinsurance reinsurance arrangements whereby the reinsurer shares in the experience of a specified book of business.  These reinsurance transactions result in the Company receiving from the reinsurer an upfront ceding commission on the book of business ceded in exchange for the reinsurer receiving the future fees generated from that book of business.  These reinsurance agreements also mitigate the recoverability risk associated with the payment of up-front commissions and other acquisition costs.  Similarly, the Company has entered into securitization transactions whereby the Company issues to ASI, in exchange for cash, the right to receive future fees generated off of a specific book of business.

 As of March 31, 2003 and December 31, 2002, the Company had short-term borrowings of $25,000 and $10,000, respectively, and had long-term surplus notes liabilities of $110,000 at both March 31, 2003 and December 31, 2002.

 As of March 31, 2003 and December 31, 2002, shareholder's equity totaled $668,162 and $683,061, respectively.  The Company received capital contributions of $1,284 from ASI during 2003 to support its investment in Skandia Vida.  Net loss of $12,558 for the three months ended March 31, 2003, contributed to the change in shareholder's equity in 2003.

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

 Forward Looking Information

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

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                                (an indirect wholly-owned subsidiary of Skandia Insurance Company Ltd.)

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the Company's market risk during the three months ended March 31, 2003.  The Company has provided a discussion of its market risks in Item 7A of Part II of the December 31, 2002 Form 10-K.

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
         (4)     Instruments defining the right of security     Incorporated by reference to the Company's
                 holders including indentures                   Reg. 333-103889, 33-88360, 33-89676,
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
         (11)    Statement of Computation of per share          Not required to be filed
                 earnings
         (15)    Letter re unaudited interim financial          None
                 information
         (18)    Letter re change in accounting principles      None
         (19)    Report furnished to security holders           None
         (22)    Published report regarding matters submitted   None
                 to vote of security holders
         (23)    Consents of experts and counsel                Not required to be filed
         (24)    Powers of Attorney                             Incorporated by reference to the Company's
                                                                Form S-2 (Reg. 333-53596)
         (99)    Additional exhibits                            Page 20
(b)      Reports on Form 8-K                                    None

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

April 29, 2003

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

Dated:  April 29, 2003 /s/ Wade A. Dokken
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

Dated:  April 29, 2003 /s/ Thomas M. Mazzaferro
                       Executive Vice President, Chief Financial Officer and Director
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

The Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (the "Form 10-Q") of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  April 29, 2003 /s/ Wade A. Dokken
                                    President and Chief Executive Officer

Dated:  April 29, 2003 /s/ Thomas M. Mazzaferro
                       Executive Vice President, Chief Financial Officer and Director

The foregoing certification is being furnished solely pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and
(b) of section 1350, chapter 63 of title 18, United States Code) and is not being filed as part of a separate disclosure document.