Form 10-Q
period 2003-06-30
AMERICAN SKANDIA LIFE ASSURANCE CORP/CT
filed 2003-08-14
CIK 881453

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

                                             For the Quarterly Period Ended June 30, 2003

                                                   Commission file number: 33-44202

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

As of August 14, 2003, there were 25,000 shares of outstanding common stock, par value $100 per share, of the registrant, consisting of 100 shares of voting and 24,900 shares of non-voting common stock, all of which were owned by American Skandia, Inc., an indirect majority-owned subsidiary of Prudential Financial, Inc., a New Jersey corporation.

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                     (an indirect majority-owned subsidiary of Prudential Financial, Inc., beginning May 1, 2003)

                                                           TABLE OF CONTENTS

                                                                                                     Page
PART I.  FINANCIAL INFORMATION:

     Item 1.  Financial Statements:

         Consolidated Statements of Financial Position -
              June 30, 2003 (unaudited) and December 31, 2002                                         3

         Statement of Operations and Comprehensive Income (unaudited) -
              Two months ended June 30, 2003                                                          4

         Consolidated Statements of Operations and Comprehensive Income (unaudited) -
              Four months ended April 30, 2003 and six months ended June 30, 2002                     5

         Consolidated Statements of Operations and Comprehensive Income (unaudited) -
              One month ended April 30, 2003 and three months ended June 30, 2002                     6

         Consolidated Statements of Shareholder's Equity -
              Two months ended June 30, 2003 (unaudited), four months ended April 30, 2003
                (unaudited) and year ended December 31, 2002                                          7

         Statement of Cash Flows (unaudited) -
              Two months ended June 30, 2003                                                          8

         Consolidated Statements of Cash Flows (unaudited) -
              Four months ended April 30, 2003 and six months ended June 30, 2002                     9

         Notes to Unaudited Consolidated Financial Statements                                         10

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                  Operations                                                                          17

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk                              23

     Item 4.  Controls and Procedures                                                                 23

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings                                                                       24

     Item 2.  Changes in Securities and Use of Proceeds                                               25

     Item 6.  Exhibits and Reports on Form 8-K                                                        27
                  Signature                                                                           28
                           Exhibit 31.1 - Section 302 Certification of the Chief Executive            29
                  Officer
                  Exhibit 31.2 - Section 302 Certification of the Chief Financial Officer             30
                  Exhibit 32.1 - Section 906 Certification of the Chief Executive Officer             31
                  Exhibit 32.2 - Section 906 Certification of the Chief Financial Officer             32

Forward-Looking Statement Disclosure
Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in the Management's
Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995.  Words such as "expects," "believes," "anticipates," "includes," "plans,"
"assumes," "estimates," "projects," "intends", or variations of such words are generally part of forward-looking statements.
Forward-looking statements are made based on management's current expectations and beliefs concerning future developments and their potential effects upon American Skandia Life Assurance Corporation ("the Company").  There can be no assurance that future developments affecting the Company will be those anticipated by management.  These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including without limitation: general economic, market and political conditions, including the performance of financial markets, interest rate fluctuations and the continuing negative impact of the current economic environment; various domestic or international military or terrorist activities or conflicts; volatility in the securities markets; reestimates of our reserves for future policy benefits and claims; changes in our assumptions related to deferred policy acquisition costs; our exposure to contingent liabilities; catastrophe losses; investment losses and defaults; changes in our claims-paying or credit ratings; competition in our product lines and for personnel; fluctuations in foreign currency exchange rates and foreign securities markets;  the impact of changing regulation or accounting practices; adverse litigation results; and changes in tax law.  The Company does not intend, and is under no obligation, to update any particular forward-looking statement included in this document.

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                     (an indirect majority-owned subsidiary of Prudential Financial, Inc., beginning May 1, 2003)

                                             Consolidated Statements of Financial Position
                                       (in thousands except for number of shares and par value)

                                                                        Successor      Predecessor
                                                                        June 30,      December 31,
                                                                          2003            2002
                                                                       (unaudited)
ASSETS
Investments:
   Fixed maturities - available for sale, at fair value (amortized
cost     of $428,255 and $379,422, respectively)                     $       433,879 $       398,601
   Equity securities - trading, at fair value (amortized cost of              57,001               -
$55,050)
   Equity securities - available for sale, at fair value (amortized
cost     of $52,017)                                                               -          51,769
   Policy loans                                                                7,776           7,559
   Other short-term investments                                                    -          10,370
                                                                             -------         -------
     Total investments                                                       498,656         468,299

Cash and cash equivalents                                                          -          51,339
Deferred policy acquisition costs                                             27,151       1,117,544
Accrued investment income                                                      4,049           4,196
Reinsurance receivable                                                         4,616           5,447
Receivables from Parent and affiliates                                         1,743           3,961
Deferred tax asset                                                           294,704          38,206
Present value of future profits                                              428,830               -
Other assets                                                                  50,212         113,980
Separate account assets                                                   23,318,878      21,905,613
                                                                          ----------      ----------
     Total assets                                                    $    24,628,839 $    23,708,585
                                                                          ----------      ----------
                                                                          ----------      ----------
LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities:
Policyholders' account balances                                      $       146,715 $       140,496
Future policy benefits and other policyholder liabilities                     11,304           8,853
Income taxes payable                                                          36,681           6,547
Other liabilities                                                            182,279         133,543
Payables to Parent and affiliates                                              4,589           2,223
Short-term borrowing                                                          45,000          10,000
Future fees payable to American Skandia, Inc. ("ASI")                        367,028         708,249
Surplus notes                                                                      -         110,000
Separate account liabilities                                              23,318,878      21,905,613
                                                                          ----------      ----------
     Total liabilities                                                    24,112,474      23,025,524
                                                                          ----------      ----------
Contingencies and litigation (Note 12)

Shareholder's equity:
Common stock, $100 par value, 25,000 shares authorized,
   issued and outstanding                                                      2,500           2,500
Paid-in-capital                                                              485,045         595,049
Retained earnings                                                             25,184          73,821
Accumulated other comprehensive income                                         3,636          11,691
                                                                             -------         -------
     Total shareholder's equity                                              516,365         683,061
                                                                             -------         -------
     Total liabilities and shareholder's equity                      $    24,628,839 $    23,708,585
                                                                          ----------      ----------
                                                                          ----------      ----------
                                       See notes to unaudited consolidated financial statements.

     The purchase method of accounting was used to record the fair values of assets acquired and liabilities assumed by Prudential
       Financial, Inc. and "pushed-down" to the Company. This accounting will most notably result in decreased amortization and depreciation reported in future periods. Accordingly, the accompanying financial statements of the Company, when indirectly wholly-owned by Skandia Insurance Company Ltd. and the Company, currently indirectly majority-owned by Prudential Financial, Inc. are not comparable in all material respects.

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                     (an indirect majority-owned subsidiary of Prudential Financial, Inc., beginning May 1, 2003)

                                     Statement of Operations and Comprehensive Income - Successor
                                                            (in thousands)

                                                                  Two Months Ended
                                                                      June 30,
                                                                        2003
                                                                     (unaudited)

REVENUES

Premiums                                                             $     1,746
Policy charges and fee income                                             58,109
Net investment income                                                     12,046
Realized investment losses, net                                              (74)
Asset management fees                                                     15,465
Other income                                                               2,585
                                                                          ------
   Total revenues                                                         89,877
                                                                          ------

BENEFITS AND EXPENSES

Policyholders' benefits                                                   10,653
Interest credited to policyholders' account balances                         860
General, administrative and other expenses                                41,394
                                                                          ------
   Total benefits and expenses                                            52,907
                                                                          ------
     Income from operations before income taxes                           36,970
                                                                          ------
Income taxes:
   Current                                                                     -
   Deferred                                                               11,786
                                                                          ------
     Total income tax expense                                             11,786
                                                                          ------
       Net income                                                         25,184
                                                                          ------
       Other comprehensive income, net of tax                              3,636
                                                                          ------
       Total comprehensive income                                    $    28,820
                                                                          ------
                                       See notes to unaudited consolidated financial statements.

     The purchase method of accounting was used to record the fair values of assets acquired and liabilities assumed by Prudential
       Financial, Inc. and "pushed-down" to the Company. This accounting will most notably result in decreased amortization and depreciation reported in future periods. Accordingly, the accompanying financial statements of the Company, when indirectly wholly-owned by Skandia Insurance Company Ltd. and the Company, currently indirectly majority-owned by Prudential Financial, Inc. are not comparable in all material respects.

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                     (an indirect majority-owned subsidiary of Prudential Financial, Inc., beginning May 1, 2003)

                             Consolidated Statements of Operations and Comprehensive Income - Predecessor
                                                            (in thousands)

                                                                     Four Months    Six months Ended
                                                                   Ended April 30,      June 30,
                                                                        2003              2002
                                                                              (unaudited)

REVENUES

Premiums                                                             $     1,926       $       901
Policy charges and fee income                                            109,783           180,210
Net investment (losses) income                                            (1,553)            6,059
Realized investment (losses) gains, net                                   (3,370)           20,426
Asset management fees                                                     28,092            52,169
Other income                                                              (1,825)           (2,793)
                                                                         -------           -------
   Total revenues                                                        133,053           256,972
                                                                         -------           -------

BENEFITS AND EXPENSES

Policyholders' benefits                                                   23,946            17,390
Interest credited to policyholders' account balances                      13,693            29,226
General, administrative and other expenses                                97,797           232,170
                                                                         -------           -------
   Total benefits and expenses                                           135,436           278,786
                                                                         -------           -------
     Loss from operations before income taxes                             (2,383)          (21,814)
                                                                         -------           -------
Income taxes:
   Current                                                                  (452)           (4,200)
   Deferred                                                               (8,670)           (5,843)
                                                                         -------           -------
     Total income tax benefit                                             (9,122)          (10,043)
                                                                         -------           --------
       Net income (loss)                                                   6,739           (11,771)
                                                                         -------           --------
       Other comprehensive income, net of tax                                786               164
                                                                         -------           --------
       Total comprehensive income (loss)                             $     7,525       $   (11,607)
                                                                         -------           --------
                                                                         -------           --------
                                       See notes to unaudited consolidated financial statements.

     The purchase method of accounting was used to record the fair values of assets acquired and liabilities assumed by Prudential
       Financial, Inc. and "pushed-down" to the Company. This accounting will most notably result in decreased amortization and depreciation reported in future periods. Accordingly, the accompanying financial statements of the Company, when indirectly wholly-owned by Skandia Insurance Company Ltd. and the Company, currently indirectly majority-owned by Prudential Financial, Inc. are not comparable in all material respects.

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                     (an indirect majority-owned subsidiary of Prudential Financial, Inc., beginning May 1, 2003)

                             Consolidated Statements of Operations and Comprehensive Income - Predecessor
                                                            (in thousands)

                                                                   One Month Ended    Three Months
                                                                      April 30,      Ended June 30,
                                                                        2003              2002
                                                                              (unaudited)

REVENUES

Premiums                                                             $       888       $       692
Policy charges and fee income                                             27,733            95,565
Net investment losses                                                     (2,758)           (2,927)
Realized investment (losses) gains, net                                   (2,935)           24,313
Asset management fees                                                      7,040            26,001
Other income                                                                  49              (983)
                                                                          ------           -------
   Total revenues                                                         30,017           142,661
                                                                          ------           -------
                                                                          ------           -------

BENEFITS AND EXPENSES

Policyholders' benefits                                                    6,025            12,406
Interest credited to policyholders' account balances                       1,522            19,858
General, administrative and other expenses                                 3,525           141,374
                                                                          ------           -------
   Total benefits and expenses                                            11,072           173,638
                                                                          ------           -------
     Income (loss) from operations before income taxes                    18,945           (30,977)
                                                                          ------           -------
Income taxes:
   Current                                                                  (456)           (4,200)
   Deferred                                                                  104            (7,546)
                                                                          ------           -------
     Total income tax benefit                                               (352)          (11,746)
                                                                          ------           -------
       Net income (loss)                                                  19,297           (19,231)
                                                                          ------           -------
       Other comprehensive income, net of tax                              4,411             2,774
                                                                          ------            ------
       Total comprehensive income (loss)                             $    23,708       $   (16,457)
                                                                          ------            ------
                                                                          ------            ------
                                       See notes to unaudited consolidated financial statements.

     The purchase method of accounting was used to record the fair values of assets acquired and liabilities assumed by Prudential
       Financial, Inc. and "pushed-down" to the Company. This accounting will most notably result in decreased amortization and depreciation reported in future periods. Accordingly, the accompanying financial statements of the Company, when indirectly wholly-owned by Skandia Insurance Company Ltd. and the Company, currently indirectly majority-owned by Prudential Financial, Inc. are not comparable in all material respects.

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                     (an indirect majority-owned subsidiary of Prudential Financial, Inc., beginning May 1, 2003)

                                            Consolidated Statements of Shareholder's Equity
                                                            (in thousands)

                                                                                    Accumulated Other
                                                                                  Comprehensive Income
                                                                               ----------------------------
                                                                               -------------- -------------
                                                      Additional                  Foreign      Unrealized
                                          Common        Paid in    Retained      Currency        Gains
                                            Stock       Capital     Earnings    Translation     (Losses)       Total
                                          ----------- ------------ ----------- -------------- ------------- ------------
                                          ----------- ------------ ----------- -------------- ------------- ------------
As of December 31, 2001                       $2,500     $335,329    $239,078         $15           $746       $577,668
Net loss                                                             (165,257)                                 (165,257)
Unrealized capital gains                                                                          10,434         10,434
Reclassification adjustment for
realized losses included in
realized investment losses, net                                                                    1,126          1,126
Foreign currency translation, net of
taxes                                                                                (630)                         (630)
Capital contributions                                     259,720                                               259,720

                                          ----------- ------------ ----------- -------------- ------------- ------------
As of December 31, 2002                        2,500      595,049      73,821        (615)        12,306        683,061
Net income                                                              6,739                                     6,739
Unrealized capital gains                                                                           3,571          3,571
Reclassification adjustment for
realized gains included in
realized investment losses, net                                                                   (3,400)        (3,400)
Foreign currency translation, net of
taxes                                                                                 615                           615
Capital contributions                                       2,183                                                 2,183

                                          ----------- ------------ ----------- -------------- ------------- ------------
As of April 30, 2003                           2,500      597,232      80,560           -         12,477        692,769
Acquisition purchase accounting
adjustments                                        -    (112,187)     (80,560)          -        (12,477)      (205,224)

                                          ----------- ------------ ----------- -------------- ------------- ------------
As of April 30, 2003 opening balance
sheet                                          2,500      485,045           -           -              -        487,545
Net income                                                             25,184                                    25,184
Unrealized capital gains                                                                           3,636          3,636
                                          ----------- ------------ ----------- -------------- ------------- ------------
As of June 30, 2003                           $2,500     $485,045     $25,184          $-         $3,636       $516,365
                                          =========== ============ =========== ============== ============= ============

Unrealized capital gains is shown net of tax expense of $1,958, $1,923 and $5,618 for the two months ended June 30, 2003, for the four months ended April 30, 2003 and year ended December 31, 2002, respectively.  Reclassification adjustment for realized (gains)
losses included in realized investment losses, net is shown net of tax (benefit) expense of ($1,831) and $606 for the four months ended April 30, 2003 and the year ended December 31, 2002, respectively.  Foreign currency translation is shown net of tax expense
(benefit) of $331 and ($339) for the four months ended April 30, 2003 and the year ended December 31, 2002, respectively.

                                       See notes to unaudited consolidated financial statements.

     The purchase method of accounting was used to record the fair values of assets acquired and liabilities assumed by Prudential
       Financial, Inc. and "pushed-down" to the Company. This accounting will most notably result in decreased amortization and depreciation reported in future periods. Accordingly, the accompanying financial statements of the Company, when indirectly wholly-owned by Skandia Insurance Company Ltd. and the Company, currently indirectly majority-owned by Prudential Financial, Inc. are not comparable in all material respects.

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                     (an indirect majority-owned subsidiary of Prudential Financial, Inc., beginning May 1, 2003)

                                                  Statement of Cash Flows - Successor
                                                            (in thousands)

                                                                       Two Months Ended
                                                                           June 30,
                                                                              2003
                                                                          (unaudited)
Cash flow from operating activities:
   Net income                                                              $     25,184
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Realized investment losses, net                                                 74
     Amortization and depreciation                                               16,650
     Change in:
       Policy reserves                                                            2,973
       Accrued investment income                                                    435
       Net receivable/payable to Parent and affiliates                            3,159
       Policy loans                                                                (179)
       Deferred policy acquisition costs                                        (27,151)
       Income taxes payable                                                        (877)
       Reinsurance receivable                                                       262
       Other, net                                                                (1,969)
                                                                                 ------
          Net cash provided by operating activities                              18,561
                                                                                 ------
Cash flow from investing activities:
     Purchase of fixed maturity investments                                     (61,043)
     Proceeds from sale and maturity of fixed maturity investments               35,964
     Purchase of shares in equity securities and dividend
reinvestments                                                                    (2,957)
     Proceeds from sale of shares in equity securities                           15,161
                                                                                 ------
       Net cash used in investing activities                                    (12,875)
                                                                                 ------
Cash flow from financing activities:
     Decrease in future fees payable to ASI, net                                (21,244)
       Deposits to contract owner accounts                                       13,271
       Withdrawals from contract owner accounts                                (215,354)
     Change in contract owner accounts, net of investment earnings              189,623
                                                                                -------
       Net cash used in financing activities                                    (33,704)
                                                                                 ------
       Net decrease in cash and cash equivalents                                (28,018)
       Cash and cash equivalents at beginning of period                          28,018
                                                                                 ------
       Cash and cash equivalents at end of period                          $          -
                                                                                 ------
                                                                                 ------
     Income taxes paid                                                     $        877
                                                                                 ------
                                                                                 ------
     Interest paid                                                         $      2,773
                                                                                 ------
                                                                                 ------

                                       See notes to unaudited consolidated financial statements.

     The purchase method of accounting was used to record the fair values of assets acquired and liabilities assumed by Prudential
       Financial, Inc. and "pushed-down" to the Company. This accounting will most notably result in decreased amortization and depreciation reported in future periods. Accordingly, the accompanying financial statements of the Company, when indirectly wholly-owned by Skandia Insurance Company Ltd. and the Company, currently indirectly majority-owned by Prudential Financial, Inc. are not comparable in all material respects.

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                     (an indirect majority-owned subsidiary of Prudential Financial, Inc., beginning May 1, 2003)

                                          Consolidated Statements of Cash Flows - Predecessor
                                                            (in thousands)

                                                                          Four Months    Six Months Ended
                                                                        Ended April 30,      June 30,
                                                                             2003              2002
                                                                                   (unaudited)
Cash flow from operating activities:
   Net income (loss)                                                       $      6,739      $    (11,771)
   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
     Realized investment losses (income), net                                     3,370           (20,426)
     Amortization and depreciation                                                5,290             8,021
     Change in:
       Policy reserves                                                            4,288             1,530
       Accrued investment income                                                   (288)              197
       Net receivable/payable to Parent and affiliates                            1,275           (99,146)
       Policy loans                                                                 (38)             (418)
       Deferred policy acquisition costs                                        (12,601)           26,181
       Income taxes payable                                                        (463)           (5,799)
       Reinsurance receivable                                                       569             1,104
       Other, net                                                                (3,025)          (64,612)
                                                                                -------           -------
          Net cash provided by (used in) operating activities                     5,116          (165,139)
                                                                                -------           -------
Cash flow from investing activities:
     Purchase of fixed maturity investments                                    (135,885)         (206,479)
     Proceeds from sale and maturity of fixed maturity investments              131,628           192,320
     Purchase of shares in equity securities and dividend
reinvestments                                                                   (24,809)          (20,262)
     Proceeds from sale of shares in equity securities                           10,955            10,133
     Net purchase of other short-term investments                                (9,442)          (22,814)
     Net proceeds from other short-term investments                              10,461            35,768
                                                                                -------            ------
       Net cash used in investing activities                                    (17,092)          (11,334)
                                                                                -------            ------
Cash flow from financing activities:
     Capital contribution                                                         2,183            61,980
     Decrease in future fees payable to ASI, net                                (63,343)            9,424
     Net increase in short-term borrowing                                        35,000           115,270
       Deposits to contract owner accounts                                      356,539           184,202
     Withdrawals from contract owner accounts                                   (63,357)          (70,779)
     Change in contract owner accounts, net of investment earnings             (279,314)          (97,071)
                                                                                -------           ------
       Net cash (used in) provided by financing activities                      (12,292)          203,026
                                                                                -------           -------

       Net (decrease) increase in cash and cash equivalents                     (24,268)           26,553
       Change in foreign currency translation, net                                  947              (794)
       Cash and cash equivalents at beginning of period                          51,339                 -
                                                                                -------            ------
       Cash and cash equivalents at end of period                          $     28,018      $     25,759
                                                                                -------            ------
                                                                                -------            ------
     Income taxes paid                                                     $         13      $      1,598
                                                                                -------            ------
                                                                                -------            ------
     Interest (received) paid                                              $     (7,788)     $     10,963
                                                                                -------            ------
                                                                                -------            ------

                                       See notes to unaudited consolidated financial statements.

     The purchase method of accounting was used to record the fair values of assets acquired and liabilities assumed by Prudential
       Financial, Inc. and "pushed-down" to the Company. This accounting will most notably result in decreased amortization and depreciation reported in future periods. Accordingly, the accompanying financial statements of the Company, when indirectly wholly-owned by Skandia Insurance Company Ltd. and the Company, currently indirectly majority-owned by Prudential Financial, Inc. are not comparable in all material respects.

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                     (an indirect majority-owned subsidiary of Prudential Financial, Inc., beginning May 1, 2003)

                                         Notes to Unaudited Consolidated Financial Statements

                                                             June 30, 2003
                                                        (dollars in thousands)

1.       ORGANIZATION AND OPERATION

         American Skandia Life Assurance Corporation (the "Company"), with its principal offices in Shelton, Connecticut, is an indirect majority-owned subsidiary of Prudential Financial, Inc. ("Prudential Financial").  On December 19, 2002, Skandia Insurance
         Company Ltd. (publ) ("SICL"), an insurance company organized under the laws of the Kingdom of Sweden, and the ultimate parent company of the Company prior to May 1, 2003, entered into a definitive purchase agreement with Prudential Financial, a New
         Jersey corporation, whereby Prudential Financial would acquire the Company and certain of its affiliates (the "Acquisition").
         On May 1, 2003, the first step of the Acquisition was consummated.  This step included Prudential Financial acquiring 90% of
         Skandia U.S. Inc.'s ("SUSI"), an indirect parent of the Company, outstanding common stock.  Under an agreement entered into on
         May 1, 2003 ("the date of acquisition"), Prudential Financial has the right to acquire the remaining 10% of SUSI's outstanding common stock beginning July 30, 2003, which right extends to September 13, 2003.  Additionally, under the same agreement, SICL has the right to require Prudential Financial to acquire the remaining 10% of SUSI's common stock beginning September 8, 2003, which right extends to September 13, 2003 (see Notes 9 and 10 for additional information on the Acquisition).

         The Company develops long-term savings and retirement products, which are distributed through its affiliated broker/dealer company, American Skandia Marketing, Incorporated ("ASM").  The Company currently issues variable deferred and immediate annuities for individuals and groups in the United States of America and its territories.

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
         Operating results for the two month period ended June 30, 2003, the four month period ended April 30, 2003 and the one month period ended April 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December
         31, 2003.  In addition, the purchase method of accounting was used to record the fair values of assets acquired and liabilities assumed by Prudential Financial and "pushed-down" to the Company.  This accounting will most notably result in decreased amortization and depreciation reported in future periods.  Accordingly, the accompanying financial statements of the Company, when indirectly wholly-owned by Skandia Insurance Company Ltd. and the Company, currently indirectly majority-owned by Prudential Financial are not comparable in all material respects.

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                     (an indirect majority-owned subsidiary of Prudential Financial, Inc., beginning May 1, 2003)

                                   Notes to Unaudited Consolidated Financial Statements (continued)

2.       BASIS OF PRESENTATION (continued)

         For further information, refer to the consolidated financial statements and footnotes thereto in the Company's audited consolidated financial statements on Form 10-K for the year ended December 31, 2002.

         Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

3.       NEW ACCOUNTING POLICIES AND ACCOUNTING PRONOUNCEMENTS

         In July, 2003, the Accounting Standards Executive Committee ("AcSEC") of the American Institute Of Certified Public
         Accountants ("AICPA") issued Statement of Position ("SOP") 03-01, "Accounting and Reporting by Insurance Enterprises for
         Certain Nontraditional Long-Duration Contracts and for Separate Accounts."  AcSEC has developed the SOP to address the evolution of product designs since the issuance of SFAS No. 60, "Accounting and Reporting by Insurance Enterprises," and
         SFAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains
         and Losses from the Sale of Investments" and the need for interpretive guidance to be developed in three areas: separate account presentation and valuation; the accounting recognition given sales inducements (bonus interest, bonus credits, persistency bonuses); and, the classification and valuation of long-duration contract liabilities.

         The most significant accounting implications of the SOP are as follows: (1) reporting and measuring assets and liabilities of separate account products as general account assets and liabilities when specified criteria are not met; (2) reporting and measuring seed money in separate accounts as general account assets based on the insurer's proportionate beneficial interest in the separate account's underlying assets; (3) capitalizing sales inducements that meet specified criteria and amortizing such amounts over the life of the contracts using the same methodology as used for amortizing deferred acquisition costs, but immediately expensing those sales inducements accrued or credited if such criteria are not met; (4)
         recognizing contract holder liabilities for: (a) modified guaranteed (market value adjusted) annuities at accreted balances that do not include the then current market value surrender adjustment, (b) two-tier annuities at the lower
         (non-annuitization) tier account value, (c) persistency bonuses at amounts that are not reduced for expected forfeitures,
         (d) group pension participating and similar general account "pass through" contracts that are not accounted for under SFAS
         No. 133 at amounts based on the fair value of the assets or index that determines the investment return pass through; (5)
         establishing an additional liability for guaranteed minimum death and similar mortality and morbidity benefits only for contracts determined to have mortality and morbidity risk that is other than nominal and when the risk charges made for a period are not proportionate to the risk borne during that period; and (6) for contracts containing an annuitization benefits contract feature, if such contract feature is not accounted for under the provisions of SFAS No. 133 establishing an additional liability for the contract feature if the present value of expected annuitization payments at the expected annuitization date exceeds the expected account balance at the expected annuitization date.

         The provisions of the SOP are effective for financial statements for fiscal years beginning after December 15, 2003, and, as such, the Company will adopt the SOP effective January 1, 2004. The effect of initially adopting this SOP will be reported as a cumulative effect of a change in accounting principle with restatement of prior financial statements
                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                     (an indirect majority-owned subsidiary of Prudential Financial, Inc., beginning May 1, 2003)

                                   Notes to Unaudited Consolidated Financial Statements (continued)

3.       NEW ACCOUNTING POLICIES AND ACCOUNTING PRONOUNCEMENTS (continued)

         prohibited.  The Company is currently completing the assessment of the impact of the proposed SOP on its operations;
         however, we do not believe that the implementation of the SOP will have a material effect on the Company's consolidated financial position.

4.       TRADING SECURITIES

         As of the date of acquisition, the Company changed its classification of equity securities held in support of a deferred compensation plan from available-for-sale to trading.  New management made this decision to align with Prudential
         Financial's accounting policy.  These equity securities were fair valued on May 1, 2003 under purchase accounting and, therefore, there was no income statement impact for the change in classification.  Such investments are now carried at fair value with changes in unrealized gains and losses reported in the Statement of Operations and Comprehensive Income, as a
         component of "Other Income".

5.       SHORT-TERM BORROWING AND SURPLUS NOTES

         As of June 30, 2003 and December 31, 2002, the Company had a $10,000 short-term loan payable to its parent company, American
         Skandia, Inc. ("ASI") as part of a revolving loan agreement.  This loan has an interest rate of 1.71% and matures on July
         30, 2003.  Interest expense related to this borrowing amounted to $29 for the two months ended June 30, 2003 and $14 and $60 for the one and four months ended April 30, 2003, respectively.

         On January 3, 2002, the Company entered into a $150,000 credit facility agreement with ASI.  This credit facility terminates on December 31, 2005 and bears interest at the offered rate in the London interbank market (LIBOR) plus 0.35 percent per annum for the relevant interest period.  Interest expense related to these borrowings was $97 for the two months ended June
         30, 2003 and $38 and $56 for the one and four months ended April 30, 2003, respectively.  As of June 30, 2003, $35,000 was outstanding under this credit facility.

         On May 1, 2003, the Company converted surplus notes to paid in capital as part of the Acquisition.  The conversion included the principal amount of $110,000 and related interest of $32,225.  Interest expense for the four and one month ended April
         30, 2003 was $2,995 and $749, respectively.

6.       FOREIGN ENTITY

         Prior to April 30, 2003, the Company had a 99.9% ownership in Skandia Vida, S.A. de C.V. ("Skandia Vida") which is a life insurance company domiciled in Mexico.  Skandia Vida had total shareholders' equity of $5,023 as of December 31, 2002 and had generated losses of $2,207 and $374 for the four and one months ended April 30, 2003, respectively, and $1,410 and $717 for the six and three months ended June 30, 2002, respectively.  As part of the Acquisition, the Company sold its ownership interest in Skandia Vida to SICL on April 30, 2003 for $4,625.  This transaction resulted in a loss of $422.

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                     (an indirect majority-owned subsidiary of Prudential Financial, Inc., beginning May 1, 2003)

                                   Notes to Unaudited Consolidated Financial Statements (continued)

7.       INCOME TAXES

         The Company recorded income tax expense (benefit) of $11,786 for the two months ended June 30, 2003, ($9,122) and ($352) for the four and one months ended April 30, 2003, respectively, and ($10,043) and ($11,746) for the six and three months ended
         June 30, 2002, respectively.  The effective income tax rate for all periods presented varied from the corporate rate of 35%
         due primarily to the deduction for dividends received.

8.       DEFERRED ACQUISITION COSTS

         The costs of acquiring new business, which vary with and are primarily related to new business generated, are being deferred, net of reinsurance.  These costs include commissions, costs of contract issuance, and certain selling expenses that vary with production.  The deferred policy acquisition cost asset was assigned a fair value of zero, net of tax, as part of purchase accounting.  Amortization expense (benefit) related to deferred acquisition costs was $268 for the two months ended June 30, 2003, ($9,807) and $46,791 for the one and four months ended April 30, 2003, respectively, and
         $133,875 and $93,562 for the six and three months ended June 30, 2002, respectively.

9.       PURCHASE PRICE

         Prudential Financial's acquisition of SUSI was accounted for by applying the purchase method of accounting prescribed by
         Statement of Financial Accounting Standards No. 141 through "push-down" accounting.  Accordingly, the assets and liabilities assumed of SUSI and its wholly owned subsidiaries, including the Company, were recorded at their fair values as of the date of acquisition.  The allocation of the purchase price attributed to the Company at May 1, 2003, was as follows:

        Total investments at market value                       $      479,046
        Cash and cash equivalents                                       28,018
        Valuation of business acquired ("VOBA")                        440,130
        Other assets at fair value                                     352,235
        Separate account assets                                     22,311,085
        Policyholder account balances                                 (167,505)
        Other liabilities at fair value                               (644,379)
        Separate account liabilities                               (22,311,085)
                                                                    ----------
           Total purchase price                                 $      487,545
                                                                    ----------
                                                                    ----------
10.      VALUATION OF BUSINESS ACQUIRED

         VOBA represents the present value of future profits embedded in the acquired contracts. The VOBA is determined by estimating the net present value of future cash flows expected to result from contracts in force at the date of the transaction. Future positive cash flows include fees and other charges assessed to the contracts for as long as they remain in force as well as fees collected upon surrender, while future negative cash flows include costs to administer the contracts, and benefit payments including payments under the guaranteed minimum death benefit ("GMDB") provisions of the contracts. VOBA will be amortized over the expected life of the contracts (approximately 25 years) in proportion to estimated gross profits arising principally from investment results, mortality and expense margins, and surrender charges based upon historical and estimated future experience, which is updated periodically.

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                     (an indirect majority-owned subsidiary of Prudential Financial, Inc., beginning May 1, 2003)

                                   Notes to Unaudited Consolidated Financial Statements (continued)

10.      VALUATION OF BUSINESS ACQUIRED (continued)

         The GMDB provides annuity contract holders with a guarantee that the benefit received at death will be no less than a prescribed minimum amount. This minimum amount is based on the net deposits paid into the contract, the net deposits accumulated at a specified rate, the highest historical account value on a contract anniversary, or the greatest of these values, depending on features offered in various contracts and elected by the contract holders. These contracts generally require payment of additional charges for guarantees other than those based on net deposits paid into the contract. To the extent that the guaranteed minimum death benefit is higher than the current account value at the time of death, the Company
         may incur a loss on the contract.   This results in increased annuity policy benefits in periods of declining financial markets, and also in periods of stable financial markets following a decline. Current accounting literature does not prescribe recognition of a liability for the expected future net costs associated with these guarantees, and accordingly, the historical consolidated statements of financial position and the unaudited interim statements of financial position of the Company do not reflect a liability corresponding to these projected future obligations for death benefits in excess of annuity account values. However, AICPA Statement of Position 03-01, "Accounting and Reporting by Insurance Enterprises for
         Certain Nontraditional Long-Duration Contracts and for Separate Accounts" (the "SOP"), effective for fiscal years beginning after December 15, 2003, requires the recording of a liability associated with these guarantees under certain circumstances.  For contracts classified as insurance contracts that have amounts assessed against contractholders each period for the insurance benefit features that are assessed in a manner that is expected to result in profits in earlier years and subsequent losses from that insurance benefit function, a liability is required to be established in addition to the account balance to recognize the portion of such assessments that compensates the insurance enterprise for benefits to be provided in future periods.  In valuing the contracts acquired, the Company considered the negative cash flows of future benefit obligations associated with the GMDB on those contracts.

         Upon adoption of the SOP on January 1, 2004, the Company will establish an explicit liability for GMDB associated with the
         acquired contracts.   This will result in an increase in VOBA and higher future amortization.  The higher amortization will be partially offset by lower benefit expenses, as a portion of the future guaranteed minimum death benefit costs would be charged against the explicit GMDB liability.

         Details of VOBA and related interest and amortization for the two months ended June 30, 2003 is as follows:

                   Balance, May 1, 2003                                      $      440,130
                   Interest                                                           4,151
                   Amortization                                                     (15,451)
                                                                                    -------
                   Balance, June 30, 2003                                    $      428,830
                                                                                    -------
                                                                                    -------

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                     (an indirect majority-owned subsidiary of Prudential Financial, Inc., beginning May 1, 2003)

                                   Notes to Unaudited Consolidated Financial Statements (continued)

10.      VALUATION OF BUSINESS ACQUIRED (continued)

         Estimated future amortization of VOBA as of June 30, 2003 is as follows:

                              2003                              $       29,911
                              2004                                      55,231
                              2005                                      49,202
                              2006                                      43,514
                              2007                                      37,329
                              2008 and thereafter                      213,643
                                                                       -------
                                 Total                          $      428,830
                                                                       -------
                                                                       -------
11.      RELATED PARTY TRANSACTIONS

         In accordance with a revenue sharing agreement with American Skandia Investment Services, Incorporated, the Company receives fee income from policyholder account balances invested in the American Skandia Trust.  These revenues are recorded as "Asset management fees" in the Consolidated Statements of Operations and Comprehensive Income.

12.      CONTINGENCIES AND LITIGATION

         The Company is subject to legal and regulatory actions in the ordinary course of their businesses, including class actions.
         Pending legal and regulatory actions include proceedings relating to aspects of the business and operations that are specific to the Company and that are typical of the businesses in which the Company operates. Class action and individual lawsuits involve a variety of issues and/or allegations, which include sales practices, underwriting practices, claims payment and procedures, premium charges, policy servicing and breach of fiduciary duties to customers.  We are also subject to litigation arising out of our general business activities, such as our investments and third party contracts. In certain of these matters, the plaintiffs are seeking large and/or indeterminate amounts, including punitive or exemplary damages.

         In recent years, a number of annuity companies have been named as defendants in class action lawsuits relating to the use of variable annuities as funding vehicles for tax-qualified retirement accounts.  The Company is currently a defendant in one lawsuit, a purported nationwide class action complaint, filed in the United States District Court for the Southern District
         of New York in December 2002, Donovan v. American Skandia Life Ass. Corp. et al.  The complaint alleges that the Company and certain of its affiliates violated federal securities laws in marketing variable annuities and seeks injunctive relief and compensatory damages in unspecified amounts.  In July 2003, the court granted the Company's motion to dismiss the complaint with prejudice.  The time to appeal has not expired.

         The Company's litigation is subject to many uncertainties, and given the complexity and scope, the outcomes cannot be
         predicted.   It is possible that the results of operations or the cash flow of the Company in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation and regulatory matters.  Management believes, however, that the ultimate outcome of all pending litigation and regulatory matters should not have a material adverse effect on the Company's financial position.

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                     (an indirect majority-owned subsidiary of Prudential Financial, Inc., beginning May 1, 2003)

                                   Notes to Unaudited Consolidated Financial Statements (continued)

12.      CONTINGENCIES AND LITIGATION (continued)

         It should be noted that the judgments, settlements and expenses associated with many of these lawsuits, including the
         Donovan complaint, may fall within the purview of SICL's indemnification obligations to Prudential Financial and its subsidiaries, including the Company, pursuant to the agreement governing the Acquisition.  Those obligations of SICL provide for indemnification of certain judgments, settlements and expenses associated with lawsuits of the Company, which have costs and expenses in excess of $25 individually.  Further, SICL's indemnification obligations arise only in the event that a total of $10,000 is spent by Prudential Financial in connection with the resolution of lawsuits and other various matters involving the Company and any of its parent companies and affiliates, subject to the Acquisition.  Amounts applied toward this $10,000 retention are subject to reduction for insurance proceeds, certain accruals and any tax benefit applicable to such amounts.  Similarly, any tax cost incurred would be added to any such amounts to be applied toward this retention.

13.      SEGMENT REPORTING

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

         ******************************************************************************************************

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                     (an indirect majority-owned subsidiary of Prudential Financial, Inc., beginning May 1, 2003)

                                  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                                       AND RESULTS OF OPERATIONS

                                               Six and Three Months ended June 30, 2003
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

For purposes of Management's Discussion and Analysis of Financial Condition and Results of Operations, no explicit distinction is made between the pre-purchase accounting periods and the post purchase accounting periods.

General

The Company, with its principal offices in Shelton, Connecticut, is an indirect majority-owned subsidiary of Prudential Financial, Inc.
("Prudential Financial").  On December 19, 2002, Skandia Insurance Company Ltd. (publ) ("SICL"), an insurance company organized under the laws of the Kingdom of Sweden, and the ultimate parent company of the Company prior to May 1, 2003, entered into a definitive purchase agreement with Prudential Financial, a New Jersey corporation, whereby Prudential Financial would acquire the Company and certain of its affiliates (the "Acquisition").  On May 1, 2003, the first step of the Acquisition was consummated.  This step included
Prudential Financial acquiring 90% of Skandia U.S., Inc.'s ("SUSI"), an indirect parent of the Company, outstanding common stock.
Under an agreement entered into on May 1, 2003 ("the date of acquisition"), Prudential Financial has the right to acquire the remaining
10% of SUSI's outstanding common stock beginning July 30, 2003, which right extends to September 13, 2003.  Additionally, under the same agreement, SICL has the right to require Prudential Financial to acquire the remaining 10% of SUSI's common stock beginning
September 8, 2003, which right extends to September 13, 2003 (see Notes 9 and 10 in the June 30, 2003 financial statements included herein for additional information on the Acquisition).

Prior to April 30, 2003, the Company had a 99.9% ownership in Skandia Vida, S.A. de C.V. ("Skandia Vida") which is a life insurance company domiciled in Mexico.  As part of the Acquisition, the Company sold its ownership interest in Skandia Vida to SICL on April
30, 2003 for $4,625.  This transaction resulted in a loss of $422.

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

The Company's products are sold primarily to individuals to provide for long-term savings and retirement and to address the economic impact of premature death, estate planning concerns and supplemental retirement needs.  The investment performance of the mutual funds supporting the variable annuity contracts, which is principally correlated to equity market performance, can significantly impact the market for the Company's products.

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

Results of Operations

Annuity and life insurance sales for the six months and three months ended June 30, 2003 totaled $1,502,733 and $798,838, respectively, compared to sales of $1,763,271 and $951,385, respectively, for the same periods in 2002.  The Company believes that its sales, generally consistent with the variable annuity industry, have been negatively impacted by the equity markets continued
poor performance and volatility during 2002 and into early 2003.  In addition, ratings downgrades and uncertainty around the
Company's ownership further deteriorated sales levels, principally beginning in the third quarter of 2002.  Sales have improved in the second quarter of 2003 compared to the first quarter.  The Company believes that this is primarily due to the close of the transaction with Prudential Financial, as well as improvement in the equity markets and the overall economic outlook.

Average assets under management were $22,157,265 in the first six months of 2003 and $25,148,491 for the equivalent 2002 period, representing a decrease of 12%.  This decrease can be attributed to the poor fund performance in 2002 which deteriorated asset levels, as well as higher than expected lapses driven by factors similar to those impacting sales.  As a result of lower average assets under management, asset-based fees, including mortality and expense ("M&E") charges, which are reported in "Policy Charges and
Fee Income", and asset management fees decreased in 2003 compared to 2002.  This decrease in asset-based fees was partially offset by higher surrender charge revenue due to the increased lapses.

Net investment income increased for the six and three months ended June 30, 2003 as compared to the same period in 2002 principally driven by increased net investment results of $8,812 and $12,933 for the six and three months ended June 30, 2003, respectively, on the Company's separate account supporting its fixed, market value adjusted investment option.

Net realized investment gains (losses) for the six and three months ended June 30, 2003 decreased compared to the same periods in
2002.  This decline resulted primarily from increased hedge related losses from the Company's derivative investments of $29,430 and
$29,949 for the six and three months ended June 30, 2003, respectively.  Hedge related losses were partially offset by increased realized gains of $5,560 and $2,628 for the six and three months ended June 30, 2003, respectively, on sales of fixed maturities.

Policyholders' benefits increased for the six and three months of 2003 compared to the same periods in 2002 principally driven by a
$12,325 and $4,043 increase of guaranteed minimum death benefit claims for the six and three months ended June 30, 2003, respectively, due to the decline in fund performance over the comparable prior year periods.  Guaranteed minimum death benefit payments were $32,702 and $14,312 for the six and three months ended June 30, 2003, respectively, compared to $20,377 and $10,269, respectively, for the same periods in 2002.  As of June 30, 2003, the death benefit coverage in force (representing the amount that we would have to pay if all annuitants had died on that date) was approximately $4.8 billion.  The death benefit coverage in force represents the excess of the guaranteed benefit amount over the account value.  The guaranteed minimum death benefit feature provides annuity contract holders with a guarantee that the benefit received at death will be no less than a prescribed minimum amount.  This minimum amount is generally based on the net deposits paid into the contract and, for greater than 80% of the business in force as of
June 30, 2003, this minimum guarantee is applicable only for the first ten contract years or until a specified attained age.  To the extent that the guaranteed minimum death benefit is higher than the current account value at the time of death, we incur a cost. This results in increased annuity policy benefits in periods of declining financial markets and in periods of stable financial markets following a decline.  Current accounting literature does not prescribe advance recognition of the expected future net costs associated with these guarantees, and accordingly, we currently do not record a liability corresponding to these projected future obligations for death benefits in excess of annuity account values.  However, we consider the expected net costs associated with these guarantees in our calculations of expected gross profits on variable annuity business, on which our periodic evaluations of unamortized deferred policy acquisition costs and valuation of business acquired ("VOBA") are based.  AICPA Statement of Position
03-01, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate
Accounts." (the "SOP"), effective for financial statements for fiscal years beginning after December 15, 2003, will require the recording of a liability for the expected net costs associated with these guarantees under certain circumstances.  For contracts classified as insurance contracts that have amounts assessed against contractholders each period for the insurance benefit features that are assessed in a manner that is expected to result in profits in earlier years and subsequent losses from that insurance benefit function, a liability is required to be established in addition to the account balance to recognize the portion of such assessments that compensates the insurance enterprise for benefits to be provided in future periods.  In valuing the contracts acquired, the Company considered the negative cash flows of future benefit obligations associated with the GMDB on those contracts.

Upon adoption of the SOP on January 1, 2004, the Company will establish an explicit liability for GMDB associated with the acquired
contracts.   This will result in an increase in VOBA and higher future amortization.  The higher amortization will be partially offset by lower benefit expenses, as a portion of the future guaranteed minimum death benefit costs would be charged against the explicit GMDB liability.

Interest credited to policyholders' account balances decreased for the first six and three months of 2003 compared to the same periods in 2002 primarily due to decreased amortization of deferred purchase credits consistent with decreased amortization of deferred acquisition costs.  See discussion on amortization of deferred acquisition costs below.

 Underwriting, acquisition and other insurance expenses for the six and three months ended June 30, 2003 and 2002 were as follows:

 For the six months ended June 30,                                    2003          2002

 Commissions                                                      $    93,124    $107,711
 General operating expenses                                            61,489      75,583

 Amortization of VOBA, net                                             11,300           -
 Acquisition costs deferred                                           (73,781)    (84,999)
 Amortization of deferred acquisition costs                            47,059     133,875
                                                                      -------     -------

 General, administrative and other expenses                       $   139,191   $ 232,170
                                                                      -------     -------
                                                                      -------     -------
 For the three months ended June 30,                                  2003          2002

 Commissions                                                      $    51,323    $58,903
 General operating expenses                                            31,816     36,419

 Amortization of VOBA, net                                             11,300          -
 Acquisition costs deferred                                           (39,981)   (47,510)
 Amortization of deferred acquisition costs                            (9,539)    93,562
                                                                      -------    -------

 General, administrative and other expenses                       $    44,919   $ 141,374
                                                                      -------     -------
 Commissions for the first six and three months of 2003 declined in comparison to the same period in 2002 primarily due to a decline in asset based commissions consistent with the decline in assets under management and a decline in initial commissions consistent with the decline in sales over the same periods.  General operating expenses decreased during the first six and three months of 2003 as compared to the same periods in the prior year principally as a result of a $10,275 and $1,722 decrease in interest expense for the six and three months ended June 30, 2003, respectively, related to the future fees payable to ASI liability.  Interest expense on these obligations is driven by the cash flows from the underlying annuity contracts acting as collateral.  As a result of the depressed asset values of those annuity contracts, driven by the weak equity markets, the cash flows, and therefore the interest expense, has decreased from prior year levels.  The decline in acquisition costs deferred was consistent with the decline in initial commissions described above.  Amortization of deferred acquisition costs decreased for the six and three months ended June 30, 2003, as compared to the same periods in 2002.  As of the date of acquisition, the Company's deferred acquisition cost asset was assigned a fair value of zero, consistent with purchase accounting guidance.  Amortization of the Company's deferred acquisition costs subsequent to the acquisition was $268 for the two months ended June 30, 2003.  In addition, at the date of the acquisition, the
Company established an asset for the value of business acquired (see Note 10 in the June 30, 2003 financial statements included herein for further discussion).  Amortization of this asset amounted to $11,300 for the two months ended June 30, 2003.

The Company's income tax expense (benefit) varies with increases or decreases in income (loss) from operations.  The effective income tax rate varied from the corporate rate of 35% due primarily to the deduction for dividends received.

 Total assets and liabilities as of June 30, 2003 increased $920,254 and $1,086,950, respectively, from December 31, 2002.  This change resulted primarily from the improving equity markets over the first six months of 2003, in particular the months of May and June, 2003 partially offset by purchase accounting adjustments.

Significant Accounting Policies

In accordance with purchase accounting guidelines, the Company "fair valued" its assets and liabilities as of the date of acquisition.  The most significant adjustments related to the value of the unamortized deferred acquisition cost asset being assigned a value of zero, the future fees payable to ASI liability was decreased by $256,634 and an asset for the value of business acquired was established for $440,130 (see Notes 9 and 10 in the June 30, 2003 financial statements included herein for further discussion).

As of the date of acquisition, the Company changed its classification of equity securities held in support of a deferred compensation plan from available-for-sale to trading.  New management made this decision to align with Prudential Financial's accounting policy.
These equity securities were fair valued on May 1, 2003 under purchase accounting and therefore there was no income statement impact for the change in classification.  Such investments are now carried at fair value with changes in unrealized gains and losses reported in the Statement of Operations and Comprehensive Income, as a component of Other Income.

For additional information on the Company's significant accounting policies, see Management's Discussion and Analysis of Financial
Condition and Results of Operations in the Company's audited consolidated financial statements on Form 10-K for the year ended
December 31, 2002.

 Liquidity and Capital Resources

 The Company's liquidity requirements have generally been met by cash from insurance operations, investment activities, borrowings from ASI, reinsurance, capital contributions and securitization transactions with ASI.

The Company's cash from insurance operations is primarily comprised of fees generated off of assets under management, less commission expense on sales, sales and marketing expenses and other operating expenses.  Fund performance driven by the equity markets directly impacts assets under management and therefore, the fees the Company can generate off of those assets.  During the first half of 2003, assets under management declined consistent with the equity market declines over the same period in the prior year resulting in reductions in fee revenues.

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

 As of June 30, 2003 and December 31, 2002, the Company had short-term borrowings of $45,000 and $10,000, respectively, and had long-term surplus notes liabilities of $110,000 at December 31, 2002.  On May 1, 2003, the Company converted surplus notes to paid in capital as part of purchase accounting adjustments.  The conversion included the principal amount of $110,000 and related interest of
 $32,225.

 As of June 30, 2003 and December 31, 2002, shareholder's equity totaled $516,365 and $683,061, respectively.  The Company received capital contributions of $2,183 from ASI during 2003.  Of this, $1,284 was received to support its investment in Skandia Vida, which was sold to SICL on April 30, 2003 (see Note 4 in the June 30, 2003 financial statements for further discussion).  Purchase accounting adjustments, including assigning the Company's deferred acquisition cost asset a fair value of zero, net of tax, partially offset by the establishment of a VOBA asset and the fair value adjustment to the liability for future fees payable to ASI, related to the sale of the
Company to Prudential Financial contributed to the change in shareholder's equity in 2003.

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

The Company has sold variable annuity contracts containing guaranteed minimum death benefits (GMDBs) that reduce on a dollar-for-dollar basis when a partial withdrawal occurs. Currently there is ambiguity as to the correct interpretation and application of Actuarial Guideline XXXIII, "Determining CARVM Reserves for Annuity Contracts with Elective Benefits" (AG XXXIII) and
Actuarial Guideline XXXIV, "Variable Annuity Minimum Guaranteed Death Benefit Reserves" (AG XXXIV) in determining statutory reserves for these products.  In calculating the statutory GMDB reserves for these variable annuity contracts under AG XXXIV, the Company does not consider the potential benefit stream where all policyholders immediately elect to maximize partial withdrawals under these policies.  This is consistent with the method applied in the prior year.

At the time of issuance of these financial statements, neither the NAIC nor the Connecticut Insurance Department, which is ultimately responsible for determining the appropriate reserving methods for the statutory financial statements of Connecticut-domiciled insurance companies, has provided specific guidance as to the correct interpretation of AG XXXIII and AG XXXIV with respect to statutory GMDB reserves required for variable annuity contracts containing dollar-for-dollar withdrawal provisions. However, the
Connecticut Insurance Department conducted a financial examination on the Company during 2001 and the statutory reserves calculated under the current method were deemed to meet minimum standards for Companies domiciled in the State of Connecticut.  As a result, the
Connecticut Insurance Department has allowed the Company to continue to follow its current method of reserving on a statutory basis for these variable annuity contracts. until such time that guidance is issued that clarifies the ambiguity between AG XXXIII and AG
XXXIV.

Although ambiguity exists, alternative interpretations of AG XXXIII and AG XXXIV, under which contractholders are assumed to immediately maximize partial withdrawals, could result in an increase in statutory reserves that would be significantly in excess of statutory surplus, resulting in a statutory surplus deficit.

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
(an indirect majority-owned subsidiary of Prudential Financial, Inc., beginning May 1, 2003)

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of change in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates or equity or commodity prices. To varying degrees, the investment activities supporting all of our products and services generate market risks.  There have been no material changes to the Company's market risk exposures from
December 31, 2002.  The Company has provided a discussion of its market risks in Item 7A of Part II of the December 31, 2002 Form
10-K.

ITEM 4.       CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company's management, including our Chief Executive Officer and Chief
Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange
Act Rules 13a-15(e) and 15d-15(e), as of June 30, 2003.  Based on such evaluation, the Chief Executive Officer and Chief Financial
Officer have concluded that, as of June 30, 2003, our disclosure controls and procedures were effective in timely alerting them to material information relating to us (and our consolidated subsidiaries) required to be included in our periodic SEC filings.  There has been no change in our internal control over financial reporting during the quarter ended June 30, 2003, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.      OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

The Company is subject to legal and regulatory actions in the ordinary course of their businesses, including class actions. Pending legal and regulatory actions include proceedings relating to aspects of the business and operations that are specific to the Company and that are typical of the businesses in which the Company operates. Class action and individual lawsuits involve a variety of issues and/or allegations, which include sales practices, underwriting practices, claims payment and procedures, premium charges, policy servicing and breach of fiduciary duties to customers.  We are also subject to litigation arising out of our general business activities, such as our investments and third party contracts. In certain of these matters, the plaintiffs are seeking large and/or indeterminate amounts, including punitive or exemplary damages.

In recent years, a number of annuity companies have been named as defendants in class action lawsuits relating to the use of variable annuities as funding vehicles for tax-qualified retirement accounts.  The Company is currently a defendant in one lawsuit, a purported nationwide class action complaint, filed in the United States District Court for the Southern District of New York in
December 2002, Donovan v. American Skandia Life Ass. Corp. et al.  The complaint alleges that the Company and certain of its affiliates violated federal securities laws in marketing variable annuities and seeks injunctive relief and compensatory damages in unspecified amounts.  In July 2003, the court granted the Company's motion to dismiss the complaint with prejudice.  The time to appeal has not expired.

The Company's litigation is subject to many uncertainties, and given the complexity and scope, the outcomes cannot be predicted.   It
is possible that the results of operations or the cash flow of the Company in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation and regulatory matters.  Management believes, however, that the ultimate outcome of all pending litigation and regulatory matters should not have a material adverse effect on the
Company's financial position.

It should be noted that the judgments, settlements and expenses associated with many of these lawsuits, including the Donovan complaint, may fall within the purview of SICL's indemnification obligations to Prudential Financial and its subsidiaries, including the Company, pursuant to the agreement governing the Acquisition.  Those obligations of SICL provide for indemnification of certain judgments, settlements and expenses associated with lawsuits of the Company, which have costs and expenses in excess of $25 individually.  Further, SICL's indemnification obligations arise only in the event that a total of $10,000 is spent by Prudential
Financial in connection with the resolution of lawsuits and other various matters involving the Company and any of its parent companies and affiliates, subject to the Acquisition.  Amounts applied toward this $10,000 retention are subject to reduction for insurance proceeds, certain accruals and any tax benefit applicable to such amounts.  Similarly, any tax cost incurred would be added to any such amounts to be applied toward this retention.

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

(d)    Information required by Item 701(f) of Regulation S-K:

         (1)  The Company offers a market value adjustment option as a companion product to several of its variable annuities.
              Specifically, the Company offers such an option along with the following:  (a) American Skandia Advisor PlanSM (ASAP)
              variable annuity, in a Form S-2 registration statement (file no. 333-00995); (b) American Skandia Advisor PlanSM II
              (ASAP II) (including Evergreen Skandia Harvester Variable Annuity and American Skandia Advisor Plan II Premier) variable annuity, in a Form S-2 registration statement (file no. 333-97939); (c)  American Skandia XTra CreditSM (XTra CreditSM)
              (including Wells Fargo Stagecoach Extra Credit, Evergreen Skandia Harvester XTra CreditSM and American Skandia XTra
              CreditSM Premier) variable annuity, in a Form S-2 registration statement (file no. 333-97943); (d)   American Skandia
              LifeVest(R)(ASL) (including Wells Fargo Variable Annuity Flex and American Skandia LifeVest(R)Premier) variable annuity, in a Form S-2 registration statement (file no. 333-103889); (e) American Skandia ProtectorSM (AS Pro) variable annuity, in a Form S-2 registration statement (file no. 333-26695); (f) American Skandia ApexSM (AS ApexSM)(including American
              Skandia ApexSM II (ApexSM II), American Skandia LifeVest(R)II (ASL II), Wells Fargo Stagecoach Apex SM, American Skandia
              XTra CreditSM FOUR (XTra CreditSM FOUR) and American Skandia XTra CreditSM SIX (XTra CreditSM SIX)) variable annuity, in a Form S-2 registration statement (file no. 333-97941); (g) Wells Fargo Stagecoach Variable Annuity Plus (VA+) variable annuity, in a Form S-2 registration statement (file no. 333-25761); (h) Advisors Choice(R)2000 (Including Select 2000)
              variable annuity, in a Form S-2 registration statement (file no. 333-24989); (i) American Skandia ImpactSM (ASI)
              (Including First Trust Portfolios Defined Investments Annuity) variable annuity, in a Form S-2 registration statement
              (file no. 33-91400); (j) Galaxy Variable Annuity (GVA III) variable annuity, in a Form S-2 registration statement (file
              no. 33-88360); and (k) Galaxy Variable Annuity (GVA) variable annuity, in a Form S-2 registration statement (file no.
              333-02867).

              The Company also offers a market value adjustment annuity as a stand-alone product.  The Guaranteed Maturity Annuity
              (GMA) market value adjustment annuity was first registered with the SEC on a Form S-2 (file no. 33-89676).

         (2)  Offering commenced immediately upon effectiveness of the registration statement.

(3)      Not applicable.

         (4)  (i)   The offering has not been terminated.
              (ii)  The managing underwriter of the offering is American Skandia Marketing, Incorporated.
              (iii) Market-Value Adjustment Annuity Contracts (also known as modified guaranteed annuity contracts).
              (iv)  Securities registered and sold for the account of the Company:

                    Amount registered*:                                         $5,037,005,593
                    Aggregate price of the offering amount registered:          $5,037,005,593
                    Amount sold*:                                               $3,615,812,802
                    Aggregate offering price of amount sold to date:            $3,615,812,802

                    * Securities not issued in predetermined units.  No securities have been registered for the account of any selling security holder.

               (v)  Expenses associated with the issuance of the securities:

                    Underwriting discounts and commissions**                    $209,717,143
                    Other expenses**                                            $159,095,763
                                                                                ------------
                    Total                                                       $368,812,906

                    ** Amounts are estimated.

               (vi) Net offering proceeds:                                      $3,246,999,896

               (vii)Not applicable.

               (viii)      Not applicable.

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
        (23)     Consents of experts and counsel                Not required to be filed
        (31.1)   Section 302 Certification of the Chief         Page 29
                 Executive Officer
        (31.2)   Section 302 Certification of the Chief         Page 30
                 Financial Officer
        (32.1)   Section 906 Certification of the Chief         Page 31
                 Executive Officer
        (32.2)   Section 906 Certification of the Chief         Page 32
                 Financial Officer
(b)     Reports on Form 8-K                                     Current Report on Form 8-K, May 1, 2003,
                                                                filing a statement announcing that
                                                                Prudential Financial, Inc. had completed
                                                                the first step in the acquisition of
                                                                Skandia U.S. Inc.

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

                                                         American Skandia Life
                                                         Assurance Corporation
                                                             (Registrant)

                                                       by: /s/ Anthony S. Piszel
                                                           Anthony S. Piszel
                                                        Chief Financial Officer
                                                            and Controller
                                        (Authorized Signatory and Principal Financial Officer)

August 14, 2003

Exhibit 31.1

                                                            CERTIFICATIONS

I, David R. Odenath, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of American Skandia Life Assurance Corporation;

2.       Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.       Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.       The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)      Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)      Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)      Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report)
                    that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.       The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors
               (or persons performing the equivalent functions):

(a)      All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b)      Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated:  August 14, 2003                     /s/ David R. Odenath
                                    Chief Executive Officer and President
Exhibit 31.2

                                                            CERTIFICATIONS

I, Anthony S. Piszel, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of American Skandia Life Assurance Corporation;

2.       Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.       Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.       The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)      Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)      Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)      Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report)
                    that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.       The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors
               (or persons performing the equivalent functions):

(a)      All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b)      Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated:  August 14, 2003                     /s/ Anthony S. Piszel
                                   Chief Financial Officer and Controller
Exhibit 32.1

                                                             Certification

         Pursuant to 18 U.S.C.ss.1350, I, David R. Odenath, Chief Executive Officer of American Skandia Life Assurance Corporation
(the "Company"), hereby certify that the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (the "Report")
fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  August 14, 2003                     /s/ David R. Odenath
                                    Chief Executive Officer and President

         The foregoing certification is being furnished solely pursuant to 18 U.S.C.ss.1350 and is not being filed as part of the
Report or as a separate disclosure document.

Exhibit 32.2

                                                             Certification

         Pursuant to 18 U.S.C.ss.1350, I, Anthony S. Piszel, Chief Financial Officer of American Skandia Life Assurance Corporation
(the "Company"), hereby certify that the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (the "Report")
fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  August 14, 2003                     /s/ Anthony S. Piszel
                                   Chief Financial Officer and Controller

         The foregoing certification is being furnished solely pursuant to 18 U.S.C.ss.1350 and is not being filed as part of the
Report or as a separate disclosure document.