Form 10-Q
period 2003-09-30
AMERICAN SKANDIA LIFE ASSURANCE CORP/CT
filed 2003-11-14
CIK 881453

=======================================================================================================================================
                                                             UNITED STATES
                                                  SECURITIES AND EXCHANGE COMMISSION
                                                         WASHINGTON, DC 20549

                                                               FORM 10-Q

(Mark One)

X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES        EXCHANGE ACT OF 1934

                                           For the quarterly period ended September 30, 2003

                                                                  OR

_             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                    Commission file number 33-44202

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION

                                        (Exact name of Registrant as specified in its charter)

              Connecticut                                                                     06-1241288
-----------------------------------------                                        --------------------------------------
     (State or other jurisdiction,                                                 (IRS Employer Identification No.)
     incorporation or organization)

                                    One Corporate Drive, Shelton, Connecticut 06484
                            -----------------------------------------------------------------
                                  (Address of principal executive offices) (Zip Code)

                                                     (203) 926-1888
                            -----------------------------------------------------------------
                                  (Registrant's Telephone Number, including area code)

                              Securities registered pursuant to Section 12 (b) of the Act:
                                                          NONE
                              Securities registered pursuant to Section 12 (g) of the Act:
                                                          NONE

Indicate  by check  mark  whether  the  Registrant  (1) has filed  all  reports  required  to be filed by  Section  13 or 15 (d) of the
Securities  Exchange Act of 1934 during the preceding 12 months (or for such shorter  period that the  registrant  was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   X   NO ___

Indicate by check mark whether the  Registrant  is an  accelerated  filer (as defined in Rule 12b-2 of the Exchange  Act).
 YES ___ NO X

              State the aggregate market value of the voting stock held by non-affiliates of the registrant:  NONE

              Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of
              November 14, 2003.  Common stock, par value of $100 per share: 25,000 shares outstanding

                                 American Skandia Life Assurance Corporation meets the conditions set forth in General Instruction (H) (1) (a) and (b) on Form 10-Q and
                                   is therefore filing this Form with the reduced disclosure format.

=======================================================================================================================================
                                                  AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                                                     INDEX TO FINANCIAL STATEMENTS

                                                                                                 Page No.
Cover Page                                                                                           1

Index                                                                                                2

                                                    PART I - Financial Information

Item 1.  Financial Statements

                  Consolidated Statements of Financial Position
              As of September 30, 2003 (unaudited) and December 31, 2002                             3

                           Consolidated Statements of Operations and Comprehensive Income (unaudited)
              Three months ended September 30, 2003 and 2002, Five months ended September 30, 2003,
              Four months ended April 30, 2003 and Nine months ended September 30, 2002              4

              Consolidated Statements of Stockholder's Equity
              Periods ended September 30, 2003 (unaudited), April 30, 2003 (unaudited) and
              December 31, 2002 and 2001                                                             5

              Consolidated Statements of Cash Flows (unaudited)
              Five months ended September 30, 2003, Four months ended April 30, 2003 and
              Nine months ended September 30, 2002                                                   6

              Notes to Consolidated Financial Statements                                             7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations      12

Item 4.  Controls and Procedures                                                                    16
                                                      PART II - Other Information

Item 1.  Legal Proceedings                                                                          17

Item 5.  Other Information                                                                          17

Item 6.  Exhibits and Reports on Form 8-K                                                           18

Signatures                                                                                          19

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

American Skandia Life Assurance Corporation

Consolidated Statements of Financial Position
As of September 30, 2003 (unaudited) and December 31, 2002 (in thousands)
-----------------------------------------------------------------------------------------------------------------------------------------

                                                                             Successor        Predecessor
                                                                         ------------------ -----------------
                                                                           September 30,      December 31,
                                                                               2003               2002
                                                                         ------------------ -----------------
ASSETS
Fixed maturities available for sale,
   at fair value (amortized cost, 2003: $425,595; 2002: $379,422)          $     426,480      $     398,601
Equity securities trading, at fair value (cost of $54,624)                        57,860                  -
Equity securities available for sale, at fair value (cost of $52,017)                  -             51,769
Policy loans                                                                       8,077              7,559
Other short-term investments                                                           -             10,370
                                                                         ------------------ -----------------
   Total investments                                                             492,417            468,299
Cash and cash equivalents                                                              -             51,339
Deferred policy acquisition costs                                                 73,490          1,117,544
Accrued investment income                                                          4,360              4,196
Reinsurance recoverable                                                            4,204              5,447
Receivables from Parent and affiliates                                             5,590              2,810
Deferred tax asset                                                               279,253             38,206
Valuation of business acquired                                                   416,537                  -
Other assets                                                                      71,633            115,131
Separate account assets                                                       23,958,403         21,905,613
                                                                         ------------------ -----------------
TOTAL ASSETS                                                               $  25,305,887      $  23,708,585
                                                                         ================== =================

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
Policyholders' account balances                                            $     143,593      $     140,496
Future policy benefits and other policyholder liabilities                         14,242              8,853
Income taxes payable                                                              36,488              6,547
Other liabilities                                                                185,173            133,543
Payables to Parent and affiliates                                                 14,352              2,223
Short-term borrowing                                                              66,000             10,000
Future fees payable to American Skandia, Inc. ("ASI")                            337,119            708,249
Surplus notes                                                                          -            110,000
Separate account liabilities                                                  23,958,403         21,905,613
                                                                         ------------------ -----------------
Total liabilities                                                             24,755,370         23,025,524
                                                                         ------------------ -----------------

Contingencies (See Footnote 3)

Stockholder's Equity
Common stock, $100 par value;
     25,000 shares, authorized,
     issued and outstanding                                                        2,500              2,500
Paid-in-capital                                                                  485,064            595,049
Retained earnings                                                                 62,368             73,821
Accumulated other comprehensive income                                               585             11,691
                                                                         -----------------  -----------------
                                                                         ------------------ -----------------
Total stockholder's equity                                                       550,517            683,061
                                                                         ------------------ -----------------
TOTAL LIABILITIES AND
     STOCKHOLDER'S EQUITY                                                  $  25,305,887      $  23,708,585
                                                                         ================== =================

                                            See Notes to Consolidated Financial Statements

     The purchase method of accounting was used to record the fair values of assets acquired and liabilities assumed by Prudential
       Financial, Inc. and "pushed-down" to the Company. This accounting will most notably result in decreased amortization and depreciation reported in future periods. Accordingly, the accompanying financial statements of the Company, when indirectly wholly-owned by Skandia Insurance Company Ltd. and the Company, currently indirectly wholly-owned by Prudential Financial, Inc. are not comparable in many material respects.

American Skandia Life Assurance Corporation

Consolidated Statements of Operations and Comprehensive Income (unaudited)
Three Months Ended September 30, 2003 and 2002, Five Months Ended September 30, 2003,
--------------------------------------------------------------------------------------------------------------------------------------------------------
Four Months Ended April 30, 2003 and Nine Months Ended September 30, 2002 (in thousands)

                                          Successor      Predecessor       Successor           Predecessor       Predecessor
                                         ------------    ------------    --------------       -------------    --------------
                                                                         --------------                        --------------
                                                                          Five months          Four months       Nine months
                                              Three months ended             ended             ended April          ended
                                                September 30,            September 30,             30,          September 30,

                                             2003            2002             2003                 2003             2002
                                         ------------    ------------    --------------       -------------    --------------

REVENUES

Premiums                                                             $
                                       $  4,572          $      798   $    6,579               $   2,496        $    2,803
Policy charges and fee income
                                         90,515              95,997      148,363                 109,213           275,103
Net investment income
                                          5,974              14,790       18,020                  (1,553)           20,849
Realized investment (losses) gains,
net                                      (234)               27,307         (308)                 (5,812)           43,962
Asset management fees
                                         24,429              23,202       39,894                  28,092            75,371
Other income (losses)
                                          1,616                (152)       4,201                     617               826
                                         ------------    ------------    --------------       -------------    --------------

Total revenues                          126,872             161,942      216,749                 133,053           418,914

                                         ------------    ------------    --------------       -------------    --------------

BENEFITS AND EXPENSES

Policyholders' benefits                  19,499              24,176     30,152                    23,946            41,566

Interest credited to policyholders'
account balances                          1,211              42,017      2,071                    13,693            71,243

General, administrative and other
expenses                                 51,891             300,546     93,285                    97,797           532,716

                                         ------------    ------------    --------------       -------------    --------------

Total benefits and expenses              72,601             366,739    125,508                   135,436           645,525

                                         ------------    ------------    --------------       -------------    --------------

Income (loss) from operations before
income taxes                             54,271            (204,797)    91,241                    (2,383)         (226,611)

                                         ------------    ------------    --------------       -------------    --------------

Income tax expense (benefit)             17,088             (72,754)    28,873                    (9,122)          (82,797)

                                         ------------    ------------    --------------       -------------    --------------

NET INCOME (LOSS)                        37,183            (132,043)    62,368                     6,739          (143,814)

                                         ------------    ------------    --------------       -------------    --------------

Other comprehensive (loss) income, net
of tax                                   (3,051)              7,371        585                       786             7,535

                                         ------------    ------------    --------------       -------------    --------------
                                         ------------    ------------    --------------       -------------    --------------

TOTAL COMPREHENSIVE        INCOME
(LOSS)                                $   34,132         $ (124,672)   $ 62,953                $   7,525        $  (136,279)

                                         ============    ============    ==============       =============    ==============

                                            See Notes to Consolidated Financial Statements

     The purchase method of accounting was used to record the fair values of assets acquired and liabilities assumed by Prudential
       Financial, Inc. and "pushed-down" to the Company. This accounting will most notably result in decreased amortization and depreciation reported in future periods. Accordingly, the accompanying financial statements of the Company, when indirectly wholly-owned by Skandia Insurance Company Ltd. and the Company, currently indirectly wholly-owned by Prudential Financial, Inc. are not comparable in many material respects.

American Skandia Life Assurance Corporation

Statements of Stockholder's Equity
Periods Ended September 30, 2003 (unaudited), April 30, 2003 (unaudited) and December 31, 2002 and 2001 (in thousands)
---------------------------------------------------------------------------------------------------------------------------
                                                                                         Accumulated
                                                                                            other             Total
                                            Common       Paid-in-         Retained       comprehensive    stockholder's
                                            stock         capital         earnings         income              equity
                                        ----------------------------- ----------------------------------- -----------------
                                        ----------------------------- ----------------------------------- -----------------

Balance, January 1, 2001               $  2,500         $ 287,329        $   205,979      $     1,103        $   496,911

Net income                                    -                 -             33,099                -             33,099
Capital contributions                         -            48,000                  -                              48,000
Change in foreign currency translation
adjustments, net of taxes                     -                 -                  -              (67)               (67)
Change in net unrealized investment
gains,   net of reclassification
adjustment and    taxes                       -                 -                  -             (275)              (275)
                                        ----------------------------- ----------------------------------- -----------------
                                        ----------------------------- ----------------------------------- -----------------
Balance, December 31, 2001                2,500            335,329            239,078              761            577,668

Net loss                                      -                  -           (165,257)               -           (165,257)
Capital contributions                         -            259,720                  -                -            259,720
Change in foreign currency translation
adjustments, net of taxes                     -                  -                  -             (630)              (630)
Change in net unrealized investment
gains,   net of reclassification
adjustment and    taxes                       -                  -                  -           11,560             11,560
                                        ----------------------------- ----------------------------------- -----------------
                                        ----------------------------- ----------------------------------- -----------------
Balance, December 31, 2002                2,500            595,049             73,821           11,691            683,061

Net income                                    -                  -              6,739                -              6,739
Capital contributions                         -              2,183                  -                -              2,183
Change in foreign currency translation
adjustments, net of taxes                     -                  -                  -              615                615
Change in net unrealized investment
gains,   net of reclassification
adjustment and    taxes                       -                  -                  -              171                171

                                        ----------------------------- ----------------------------------- -----------------
                                        ----------------------------- ----------------------------------- -----------------
Balance, April 30, 2003                    2,500           597,232             80,560           12,477            692,769

Acquisition purchase accounting
adjustments (See Footnote 10)                  -          (112,187)           (80,560)         (12,477)          (205,224)
                                        ----------------------------- ----------------------------------- -----------------
Balance, April 30, 2003 opening
balance  sheet                               2,500         485,045                 -                -            487,545

Net income                                       -              -             62,368                -             62,368
Stock-based compensation                         -             19                  -                -                 19
Change in net unrealized investment
gains,   net of reclassification
adjustment and    taxes                 -        -              -                  -              585                585
                                        ----------------------------- ----------------------------------- -----------------
                                        ----------------------------- ----------------------------------- -----------------
Balance, September 30, 2003               $  2,500       $ 485,064       $    62,368      $       585        $   550,517
                                        ============================= =================================== =================

                                            See Notes to Consolidated Financial Statements

     The purchase method of accounting was used to record the fair values of assets acquired and liabilities assumed by Prudential
       Financial, Inc. and "pushed-down" to the Company. This accounting will most notably result in decreased amortization and depreciation reported in future periods. Accordingly, the accompanying financial statements of the Company, when indirectly wholly-owned by Skandia Insurance Company Ltd. and the Company, currently indirectly wholly-owned by Prudential Financial, Inc. are not comparable in many material respects.

American Skandia Life Assurance Corporation

Consolidated Statements of Cash Flows (unaudited)
Five Months Ended September 30, 2003, Four Months Ended April 30, 2003
------------------------------------------------------------------------------------------------------------------------------------------
and Nine Months Ended September 30, 2002 (in thousands)
                                                        Successor          Predecessor         Predecessor
                                                    ------------------   ------------------ -------------------
                                                       Five months         Four months      Nine months ended
                                                     ended September     ended April 30,    September 30, 2002
                                                        30, 2003               2003
                                                    ------------------   ------------------ -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                     $       62,368       $        6,739      $   (143,814)
Adjustments to reconcile net income (loss) to net
cash     from     (used in) operating activities:
   Realized investment losses (gains), net                       308                5,812           (43,962)
   Amortization and depreciation                              36,623                5,290            10,829
   Change in:
     Policy reserves                                           7,739                4,288             2,938
     Accrued investment income                                   124                 (288)              405
     Net receivable/payable to Parent and affiliates           9,075                  124           (98,479)
     Policy loans                                               (480)                 (38)             (816)
     Deferred policy acquisition costs                       (73,490)             (12,601)          242,332
     Income taxes payable/receivable                          (1,070)                (463)           (4,711)
     Other, net                                              (10,059)              (3,747)         (165,245)
                                                    ------------------   ------------------ -------------------
Cash Flows From (Used in) Operating Activities                31,138                5,116          (200,523)
                                                    ------------------   ------------------ -------------------
CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
   Proceeds from the sale/maturity of
     fixed maturities available for sale                      53,358              131,628           305,767
   Payments for the purchase of
     fixed maturities available for sale                     (77,607)            (135,885)         (328,206)
   Proceeds from the sale of shares in equity                 23,809               10,955            28,178
securities
   Payments for the purchase of shares in
equity                                                       (11,172)             (24,809)          (39,430)

                           securities and dividend
reinvestments
   Other short-term investments, net                               -                1,019            35,068
                                                               1,019                1,019
                                                    ------------------   ------------------ -------------------
Cash Flows (Used in) From Investing Activities               (11,612)             (17,092)            1,377
                                                    ------------------   ------------------ -------------------
CASH FLOWS (USED IN) FROM FINANCING ACTIVITIES:
   Capital contribution                                            -                2,183           258,920
   Decrease in future fees payable to ASI, net               (51,153)             (63,343)          (42,514)
   Net increase in short-term borrowing                       21,000               35,000            95,270
   Pay down of surplus notes                                       -                    -           (34,000)
   Stock-based compensation                                       19                    -                 -
   Deposits to contract owner accounts                        31,337              155,034           129,568
   Withdrawals from contract owner accounts                  (93,884)             (63,357)         (118,941)
   Change in contract owner accounts, net of
                                                              45,137              (77,809)           41,244
investment earnings
                                                    ------------------   ------------------ -------------------
Cash Flows (Used in) From Financing Activities               (47,544)             (12,292)          329,547
                                                    ------------------   ------------------ -------------------

   Net (decrease) increase in cash and cash                  (28,018)             (24,268)          130,401
equivalents
   Change in foreign currency translation, net                     -                  947              (920)
   Cash and cash equivalents, beginning of period             28,018               51,339                 -
                                                    ------------------   ------------------ -------------------
                                                    ------------------   ------------------ -------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD
                                                      $            -       $       28,018      $    129,481
                                                    ==================   ================== ===================
                                                    ==================   ================== ===================
   Income taxes paid                                  $          877       $           13      $      1,598
                                                    ==================   ================== ===================
                                                    ==================   ================== ===================
   Interest paid (received)                           $        9,202       $       (7,788)     $     24,385
                                                    ==================   ================== ===================

                                            See Notes to Consolidated Financial Statements

     The purchase method of accounting was used to record the fair values of assets acquired and liabilities assumed by Prudential
       Financial, Inc. and "pushed-down" to the Company. This accounting will most notably result in decreased amortization and depreciation reported in future periods. Accordingly, the accompanying financial statements of the Company, when indirectly wholly-owned by Skandia Insurance Company Ltd. and the Company, currently indirectly wholly-owned by Prudential Financial, Inc. are not comparable in many material respects.
American Skandia Life Assurance Corporation

Notes to Consolidated Financial Statements
(Unaudited)

1.       ORGANIZATION AND OPERATION

American  Skandia Life Assurance  Corporation  (the  "Company"),  with its principal  offices in Shelton,  Connecticut,  is an indirect wholly-owned subsidiary of Prudential Financial,  Inc. ("Prudential  Financial").  On December 19, 2002, Skandia Insurance Company Ltd.
(publ)  ("SICL"),  an insurance  company  organized  under the laws of the Kingdom of Sweden,  and the ultimate  parent  company of the
Company prior to May 1, 2003,  entered into a definitive  purchase  agreement  with  Prudential  Financial,  a New Jersey  corporation, whereby  Prudential  Financial  would  acquire the  Company and certain of its  affiliates  (the  "Acquisition").  On May 1, 2003,  the initial phase of the Acquisition was consummated.  This included  Prudential  Financial  acquiring 90% of Skandia U.S. Inc.'s ("SUSI"), an indirect parent of the Company,  outstanding  common stock. On September 9, 2003,  Prudential  Financial  acquired the remaining 10%
of SUSI's outstanding common stock for $165 million (see Notes 10 and 11 for additional information on the Acquisition).

The Company develops long-term savings and retirement  products,  which are distributed through its affiliated  broker/dealer  company,
American Skandia Marketing,  Incorporated.  The Company currently issues variable deferred and immediate  annuities for individuals and groups in the United States of America and its territories.

2.       BASIS OF PRESENTATION

The unaudited  interim  consolidated  financial  statements  have been  prepared in accordance  with  accounting  principles  generally accepted in the United States of America on a basis  consistent  with  reporting  interim  financial  information  in  accordance  with instructions  to Form 10-Q and Article 10 of  Regulation  S-X of the  Securities  and  Exchange  Commission.  These  interim  financial statements  are  unaudited  but  reflect  all  adjustments,  which in the  opinion  of  management,  are  necessary  to  provide a fair presentation of the consolidated  results of operations and financial  condition of the Company for the interim periods presented.  The
Company is a wholly owned  subsidiary  of American  Skandia,  Inc.  ("ASI"),  which in turn is an indirect  wholly owned  subsidiary of
Prudential  Financial.  All such  adjustments are of a normal  recurring  nature.  The results of operations for any interim period are not necessarily  indicative of results for a full year. Certain amounts in the Company's prior year consolidated  financial  statements have been  reclassified to conform with the current year  presentation.  These financial  statements should be read in conjunction with the  consolidated  financial  statements  and notes thereto  contained in the  Company's  Annual Report on Form 10-K for the year ended
December 31, 2002.

3.       CONTINGENCIES AND LITIGATION

Contingencies
On an ongoing basis,  our internal  supervisory  and control  functions  review the quality of our sales,  marketing and other customer interface  procedures and practices and may recommend  modifications  or enhancements.  In certain cases, if appropriate,  we may offer customers remediation and may incur charges, including the cost of such remediation, administrative costs and regulatory fines.

It is possible  that the results of  operations  or the cash flow of the Company in a particular  quarterly  or annual  period could be materially  affected as a result of payments in connection  with the matters  discussed above  depending,  in part, upon the results of operations or cash flow for such period.  Management  believes,  however,  that the ultimate  payments in connection with these matters should not have a material adverse effect on the Company's financial position.

Litigation
The  Company is subject to legal and  regulatory  actions  in the  ordinary  course of its  businesses,  including  class  actions  and individual  lawsuits.  Pending legal and regulatory  actions include  proceedings  relating to aspects of the businesses and operations that are specific to the Company and that are typical of the  businesses  in which the Company  operates.  Class action and  individual lawsuits involve a variety of issues and/or  allegations,  which include sales practices,  underwriting  practices,  claims payment and procedures,  premium charges,  policy servicing and breach of fiduciary duties to customers.  We are also subject to litigation arising out of our  general  business  activities,  such as our  investments  and third  party  contracts.  In  certain of these  matters,  the plaintiffs are seeking large and/or indeterminate amounts, including punitive or exemplary damages.

In recent years, a number of annuity  companies have been named as defendants in class action lawsuits  relating to the use of variable annuities  as funding  vehicles  for  tax-qualified  retirement  accounts.  The  Company is  currently a defendant  in one  lawsuit,  a purported nationwide class action complaint, filed in the United States District Court for the

American Skandia Life Assurance Corporation

Notes to Consolidated Financial Statements
(Unaudited)

Southern  District of New York in December  2002,  Donovan v. American  Skandia Life Ass.  Corp. et al. The complaint  alleges that the
Company and certain of its affiliates  violated federal  securities laws in marketing  variable  annuities and seeks injunctive  relief and  compensatory  damages in unspecified  amounts.  In July 2003, the court granted the Company's motion to dismiss the complaint with prejudice.  On August 29, 2003,  Plaintiffs  filed a notice of appeal of that  decision with the United States Court of Appeals for the
Second Circuit.

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

It should be noted that the  judgments,  settlements  and  expenses  associated  with many of these  lawsuits,  including  the  Donovan complaint,  may fall within the purview of SICL's indemnification  obligations to Prudential Financial and its subsidiaries,  including the Company,  pursuant to the agreement  governing the Acquisition.  Those obligations of SICL provide for  indemnification  of certain judgments,  settlements and expenses  associated with lawsuits of the Company,  which have costs and expenses in excess of $25 thousand individually.  Further,  SICL's indemnification  obligations arise only in the event that a total of $10 million is spent by Prudential
Financial  in  connection  with the  resolution  of lawsuits  and other  various  matters  involving  the Company and any of its parent companies and affiliates,  subject to the Acquisition.  Amounts applied toward this $10 million  retention are subject to reduction for insurance proceeds,  certain accruals and any tax benefit applicable to such amounts.  Similarly,  any tax cost incurred would be added to any such amounts to be applied toward this retention.

4.       RELATED PARTY TRANSACTIONS

Affiliated Asset Management Fee Income
In accordance with a revenue sharing  agreement with American  Skandia  Investment  Services,  Incorporated,  the Company  receives fee income from  policyholder  account balances  invested in the American Skandia Trust.  These revenues are recorded as "Asset  management fees" in the Consolidated Statements of Operations and Comprehensive Income.

Debt Agreements
As of September 30, 2003 and December 31, 2002, the Company had a $10 million  short-term  loan payable to its parent  company,  ASI as part of a  revolving  loan  agreement.  This loan has an  interest  rate of 1.71% and matures on October  30,  2003.  Interest  expense related to this  borrowing  amounted  to $73  thousand  and $44  thousand  for the five and three  months  ended  September  30,  2003, respectively, and $60 thousand for the four months ended April 30, 2003.

On January 3, 2002, the Company  entered into a $150 million credit  facility  agreement with ASI. This credit  facility  terminates on
December 31, 2005 and bears interest at the offered rate in the London  interbank  market (LIBOR) plus 0.35% per annum for the relevant interest  period.  Interest  expense  related to these  borrowings  was $264  thousand and $167  thousand for the five and three months ended  September  30, 2003,  respectively,  and $56 thousand for the four months ended April 30, 2003.  As of September  30, 2003,  $56 million was outstanding under this credit facility.

On May 1, 2003,  the Company  converted  surplus  notes to paid in capital as part of the  Acquisition.  The  conversion  included  the principal  amount of $110  million and related  interest of $32.2  million.  Interest  expense for the four months ended April 30, 2003 was $3 million.

5.       NEW ACCOUNTING POLICIES AND ACCOUNTING PRONOUNCEMENTS

In July 2003,  the  Accounting  Standards  Executive  Committee  ("AcSEC") of the American  Institute of Certified  Public  Accountants
("AICPA")  issued Statement of Position ("SOP") 03-01,  "Accounting and Reporting by Insurance  Enterprises for Certain  Nontraditional
Long-Duration  Contracts and for Separate  Accounts."  AcSEC has  developed  the SOP to address the evolution of product  designs since the issuance of Statement of Financial Accounting  Standards ("SFAS") No. 60, "Accounting and Reporting by Insurance  Enterprises," and
SFAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain  Long-Duration  Contracts and for Realized Gains and Losses
from the Sale of Investments" and the need for  interpretive  guidance to be developed in three areas:  separate  account  presentation and valuation;  the accounting  recognition given sales inducements  (bonus interest,  bonus credits,  persistency  bonuses);  and, the classification and valuation of long-duration contract liabilities.

American Skandia Life Assurance Corporation

 Notes to Consolidated Financial Statements
(Unaudited)

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

The provisions of the SOP are effective for financial  statements  for fiscal years  beginning  after December 15, 2003,  and, as such, the Company will adopt the SOP effective  January 1, 2004.  The effect of initially  adopting this SOP will be reported as a cumulative effect of a change in  accounting  principle  with  restatement  of prior  financial  statements  prohibited.  The Company is currently completing the assessment of the impact of the proposed SOP on its operations;  however,  we do not believe that the  implementation of the SOP will have a material effect on the Company's consolidated financial position.

6.       TRADING SECURITIES

As of the date of the  Acquisition,  the  Company  changed  its  classification  of equity  securities  held in  support  of a deferred compensation  plan from  available-for-sale  to  trading.  New  management  made this  decision  to align with  Prudential  Financial's accounting  policy.  These equity  securities were fair valued on May 1, 2003 under purchase  accounting and,  therefore,  there was no income  statement  impact for the change in  classification.  Such investments are now carried at fair value with changes in unrealized gains and losses reported in the Statement of Operations and Comprehensive Income, as a component of "Other Income".

7.       FOREIGN ENTITY

Prior to April 30, 2003, the Company had a 99.9%  ownership in Skandia Vida,  S.A. de C.V.  ("Skandia  Vida") which is a life insurance company  domiciled in Mexico.  Skandia  Vida had total  shareholders'  equity of $5 million as of December  31, 2002 and had  generated losses of $2.2  million for the four months  ended April 30,  2003,  and $1.9  million and $479  thousand for the nine and three months ended September 30, 2002,  respectively.  As part of the Acquisition,  the Company sold its ownership  interest in Skandia Vida to SICL on April 30, 2003 for $4.6 million.  This transaction resulted in a loss of $422 thousand.

8.       INCOME TAXES

The Company recorded income tax expense (benefit) of $28.9 million and $17.1 million for the five and three months ended September
30, 2003, respectively, ($9.1) million for the four months ended April 30, 2003, and ($82.8) million and ($72.8) million for the nine and three months ended September 30, 2002, respectively.  The effective income tax rate for all periods presented varied from the corporate rate of 35% due primarily to the deduction for dividends received.

9.       DEFERRED POLICY ACQUISITION COSTS

The costs of acquiring new business,  which vary with and are primarily related to new business generated,  are being deferred,  net of reinsurance.  These costs include  commissions,  costs of contract  issuance,  and certain selling  expenses that vary with production.
The deferred policy acquisition cost asset was assigned a fair value of zero, net of tax, as

American Skandia Life Assurance Corporation

 Notes to Consolidated Financial Statements
(Unaudited)

part of purchase  accounting.  Amortization  expense  related to deferred  acquisition  costs was $1.5 million and $1.3 million for the five and three months ended  September 30, 2003,  respectively,  and $46.8 million for the four months ended April 30, 2003, and $385.4 million and $251.6 million for the nine and three months ended September 30, 2002, respectively.

10.      PURCHASE PRICE

Prudential  Financial's  acquisition of SUSI was accounted for by applying the purchase method of accounting prescribed by Statement of
Financial  Accounting  Standards No. 141.The purchase  accounting  adjustments have been  "pushed-down" to the Company,  as applicable.
Accordingly,  the assets and liabilities  assumed of SUSI and its wholly owned  subsidiaries,  including the Company,  were recorded at their fair values as of the date of  acquisition.  The allocation of the purchase  price  attributed to the Company at May 1, 2003, was as follows (in thousands):

Total investments at market value                        $      479,046
Cash and cash equivalents                                        28,018
Valuation of business acquired ("VOBA")                         440,130
Other assets at fair value                                      352,235
Separate account assets                                      22,311,085
Policyholder account balances                                  (167,505)
Other liabilities at fair value                                (644,379)
Separate account liabilities                                (22,311,085)
                                                            ------------
   Total purchase price                                  $      487,545
                                                           =============

11.      VALUATION OF BUSINESS ACQUIRED

VOBA represents the present value of future profits  embedded in the acquired  contracts.  The VOBA is determined by estimating the net present value of future cash flows  expected to result from  contracts in force at the date of the  transaction.  Future  positive cash flows include fees and other  charges  assessed to the  contracts  for as long as they remain in force as well as fees  collected  upon surrender,  while future negative cash flows include costs to administer the contracts,  and benefit payments  including payments under the guaranteed  minimum death benefit  ("GMDB")  provisions of the contracts.  VOBA will be amortized over the overall expected life of the contracts in proportion to estimated gross profits arising  principally  from investment  results,  mortality and expense  margins, and surrender charges based upon historical and estimated future experience, which is updated periodically.

The GMDB  provides  annuity  contract  holders  with a guarantee  that the benefit  received at death will be no less than a prescribed minimum amount.  This minimum amount is based on the net deposits paid into the contract,  the net deposits  accumulated at a specified rate, the highest historical account value on a contract  anniversary,  or the greatest of these values,  depending on features offered in various  contracts  and elected by the contract  holders.  These  contracts  generally  require  payment of  additional  charges for guarantees  other than those  based on net  deposits  paid into the  contract.  To the extent  that the GMDB is higher than the current account value at the time of death,  the Company may incur a loss on the contract for that reporting  period.  This feature  results in increased  annuity  policy  benefits  in periods of  declining  financial  markets,  and also in  periods of stable  financial  markets following a decline.  Current  accounting  literature  does not prescribe  recognition of a liability for the expected future net costs associated with these  guarantees,  and accordingly,  the historical  consolidated  statements of financial  position and the unaudited interim  statements  of  financial  position  of the  Company  do not  reflect a  liability  corresponding  to these  projected  future obligations  for death benefits in excess of annuity  account values.  However,  AICPA SOP 03-01,  effective for fiscal years beginning after December 15, 2003,  requires the recording of a liability  associated  with these  guarantees  under certain  circumstances.  For contracts  classified as insurance contracts that have amounts assessed against  contractholders  each period for the insurance benefit features  that are  assessed  in a manner  that is  expected  to result in profits in earlier  years and  subsequent  losses  from that insurance  benefit  function,  a liability is required to be established in addition to the account balance to recognize the portion of such  assessments  that  compensates the insurance  enterprise for benefits to be provided in future periods.  In valuing the contracts acquired, the Company considered the negative cash flows of future benefit obligations associated with the GMDB on those contracts.

Upon adoption of the SOP on January 1, 2004, the Company will  establish an explicit  liability for GMDB  associated  with the acquired contracts.  This will  result in an  increase  in VOBA and higher  future  amortization.  The  higher  amortization  will be  partially offset by lower benefit expenses, as a portion of the future GMDB costs would be charged against the explicit GMDB liability.

American Skandia Life Assurance Corporation

Notes to Consolidated Financial Statements
(Unaudited)

Details of VOBA and related interest and gross amortization for the five months ended September 30, 2003 is as follows (in thousands):

                   Balance, May 1, 2003                                      $      440,130
                   Interest                                                          10,218
                   Amortization                                                     (33,811)
                                                                                   ---------
                   Balance, September 30, 2003                               $      416,537
                                                                                  ==========
Estimated future net amortization of VOBA as of September 30, 2003 is as follows (in thousands):

                              2003                              $       17,667
                              2004                                      64,141
                              2005                                      55,379
                              2006                                      46,794
                              2007                                      39,917
                              2008 and thereafter                      192,639
                                                                      --------
                                 Total                          $      416,537
                                                                      ==========
12.      SEGMENT REPORTING

Assets under management and sales for products other than variable  annuities have not been significant  enough to warrant full segment disclosures  as required by Statement of Financial  Accounting  Standards No. 131,  "Disclosures  about  Segments of an Enterprise  and
Related Information", and the Company does not anticipate that they will be so in the future.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
American Skandia Life Assurance Corporation meets the conditions set forth in General Instruction H(1)(a) and (b) on Form 10-Q and is
filing this form with reduced disclosure.

Management's  Discussion and Analysis of Financial  Condition and Results of Operations  ("MD&A") addresses the consolidated  financial condition of American  Skandia Life Assurance  Corporation  (the "Company") as of September 30, 2003,  compared with December 31, 2002, and its  consolidated  results of operations for the three and nine month periods ended  September 30, 2003 and September 30, 2002. You should read the  following  analysis  of our  consolidated  financial  condition  and results of  operations  in  conjunction  with the
Company's MD&A and audited Consolidated  Financial statements included in the Company's Report on Form 10-K for the year ended December
31, 2002.

For purposes of MD&A, no explicit  distinction is made between the  pre-purchase  accounting  periods and the post purchase  accounting periods.

General
The Company, with its principal offices in Shelton,  Connecticut,  is an indirect wholly-owned subsidiary of Prudential Financial, Inc.
("Prudential  Financial").  On December 19, 2002, Skandia Insurance Company Ltd. (publ) ("SICL"),  an insurance company organized under the laws of the Kingdom of Sweden,  and the  ultimate  parent  company of the Company  prior to May 1, 2003,  entered into a definitive purchase agreement with Prudential  Financial,  a New Jersey  corporation,  whereby Prudential  Financial would acquire the Company and certain of its affiliates (the  "Acquisition").  On May 1, 2003, the initial phase of the Acquisition  was  consummated.  This included
Prudential  Financial acquiring 90% of Skandia U.S., Inc.'s ("SUSI"),  an indirect parent of the Company,  outstanding common stock. On
September 9, 2003,  Prudential  Financial  acquired the remaining 10% of SUSI's outstanding common stock for $165 million (see Notes 10 and 11 in the September 30, 2003 financial statements included herein for additional information on the Acquisition).

Prior to April 30, 2003, the Company had a 99.9%  ownership in Skandia Vida,  S.A. de C.V.  ("Skandia  Vida") which is a life insurance company  domiciled in Mexico.  As part of the  Acquisition,  the Company sold its  ownership  interest in Skandia Vida to SICL on April
30, 2003 for $4.6 million.  This transaction resulted in a loss of $422 thousand.

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

The Company's Changes in Financial Position and Results of Operations are described below.

1.       Analysis of Financial Condition

From  December  31, 2002 to September  30, 2003 there was an increase of $1,597.3  million in total  assets from  $23,708.6  million to
$25,305.9  million.  The largest  increase was in separate account assets,  which increased by $2,052.8  million  primarily from market value  appreciation  as a result of recoveries  in the equity  markets in the second and third  quarters.  Deferred  acquisition  costs
("DAC")  decreased by $1,044.1  million,  deferred tax asset  increased by $241  million and  valuation of business  acquired  ("VOBA")
increased by $416.5 million, all primarily due to purchase accounting.

During this nine-month period,  liabilities  increased by $1,729.8 million from $23,025.5 million to $24,755.4  million.  Corresponding with the asset change,  Separate account liabilities  increased by $2,052.8 million,  as described above.  Income taxes payable,  which is a net number  comprised  of payables  and  receivables,  increased by $29.9  million  primarily as a result of purchase  accounting.
Other liabilities  increased by $51.6 million primarily due to the establishment of liabilities  through purchase accounting for vacant office space,  severance and an  indemnification  agreement.  Short-term  borrowing  increased by $56 million in order to fund the cash strain generated from acquisition  costs.  Future fees payable to American Skandia,  Inc. ("ASI") decreased by $371.1 million primarily due to purchase accounting.

2.       Results of Operations

September 2003 to September 2002 Three Month Comparison

Net Income
Consolidated  net income of $37.2 million for the third quarter of 2003 was an  improvement  of $169.2  million from the loss of $132.0 million  incurred  in the  third  quarter  of 2002.  The  third  quarter  of 2002 had a  charge  for  additional  DAC  amortization  of approximately  $206 million,  which did not recur in the current  quarter.  Further  details  regarding the  components of revenues and expenses are described in the following paragraphs.

Revenues
Consolidated  revenues  decreased by $35.1 million,  from $161.9 million to $126.9  million.  Realized  investment  gains  decreased by
$27.5  million.  The prior year quarter  included  hedge related  gains from the Company's  derivative  investments  of $29.6  million.
There were no hedge related gains in the current year quarter as the Company had no outstanding derivative positions.

Policy charges and fee income,  consisting  primarily of mortality and expense ("M&E") and other insurance charges assessed on separate account  policyholder  fund balances,  decreased by $5.5 million.  The decrease was a result of lower surrender  charge revenue of $5.3 million due to a decrease  in lapses.  Annuity  fees are mainly  asset-based  fees,  which are  dependent  on the fund  balances.  Fund balances are affected by net sales as well as asset  depreciation  or  appreciation  on the  underlying  investment  funds in which the customer has the option to invest.  Annuity separate account fund balances have declined as a result of unfavorable  valuation  changes in the securities  market over the past several years.  Annuity  separate account fund values are higher than the same period last year due to a positive market recovery in the second and third quarters of 2003.  Higher  asset-based  fees were partially  offset by higher reinsured policy fees.

Net  investment  income  decreased by $8.8 million as a result of decreased  net  investment  results of $6.4 million on the  Company's separate account supporting its fixed, market value adjusted investment option.

Asset  management fees increased by $1.2 million as a result of higher assets under  management  compared to the same period last year.
Asset management fees are asset-based fees, which are dependent on the amount of assets under management.

Other income  increased by $1.8 million due to the Company  changing its  classification  of equity  securities  held in support of the
Company's  non-qualified deferred compensation program from  available-for-sale to trading.  Prior to the date of the Acquisition,  the
Company  recorded  realized  gains and losses on these  investments  in the  Statement of Operations  and  Comprehensive  Income,  as a
component of "Realized  investment  (losses)  gains,  net".  Such  investments  are now carried at fair value with  realized  gains and losses and changes in unrealized gains and losses reported in the Statement of Operations and  Comprehensive  Income, as a component of
"Other income".

Benefits and Expenses
Policyholders' benefits decreased by $4.7 million primarily from decreased guaranteed minimum death benefit ("GMDB") payments.

GMDB  payments  decreased  from  $16.5  million  in the third  quarter of 2002 to $14.1  million  in the third  quarter of 2003.  As of
September 30, 2003, the death benefit coverage in force  (representing  the amount that we would have to pay if all annuitants had died on that date) was  approximately  $4.5 billion.  The death benefit  coverage in force  represents the excess of the guaranteed  benefit amount over the account  value.  The GMDB feature  provides  annuity  contract  holders with a guarantee  that the benefit  received at death will be no less than a prescribed  minimum  amount.  This minimum  amount is  generally  based on the net deposits  paid into the contract and, for greater than 80% of the business in force as of September  30, 2003,  this minimum  guarantee is applicable  only for the first ten contract  years or until a specified  attained age. To the extent that the GMDB is higher than the current  account value at the time of death,  the Company incurs a cost. This results in increased  annuity policy benefits in periods of declining  financial markets and in periods of stable  financial  markets  following a decline.  Current  accounting  literature does not prescribe  advance recognition of the expected future net costs associated with these guarantees,  and accordingly,  the Company currently does not record a liability  corresponding to these projected future obligations for death benefits in excess of annuity account values.  However,  the
Company  considers the expected net costs  associated with these  guarantees in our  calculations of expected gross profits on variable annuity business,  on which our periodic  evaluations of unamortized  deferred policy  acquisition  costs and VOBA are based.  American
Institute of Certified Public Accountants  Statement of Position 03-01,  "Accounting and Reporting by Insurance Enterprises for Certain
Nontraditional  Long-Duration  Contracts and for Separate  Accounts" (the "SOP"),  effective for financial  statements for fiscal years beginning  after  December  15, 2003,  will require the  recording  of a liability  for the  expected net costs  associated  with these guarantees  under  certain  circumstances.  For  contracts  classified  as  insurance  contracts  that have  amounts  assessed  against contractholders  each period for the insurance  benefit features that are assessed in a manner that is expected to result in profits in earlier years and subsequent  losses from that  insurance  benefit  function,  a liability is required to be established in addition to the account  balance to  recognize  the portion of such  assessments  that  compensates  the  insurance  enterprise  for benefits to be provided in future  periods.  In valuing the contracts  acquired,  the Company  considered  the negative  cash flows of future  benefit obligations associated with the GMDB on those contracts.

Upon  adopting the SOP on January 1, 2004,  the Company will  establish an explicit  liability for GMDB  associated  with the contracts in-force  at the time of the  Acquisition.  This will  result  in an  increase  in VOBA and  higher  future  amortization.  The  higher amortization  will be partially  offset by lower benefit  expenses,  as a portion of the future GMDB costs would be charged against the explicit GMDB liability.

Interest  credited to policyholder  account  balances  decreased by $40.8 million due to decreased  amortization  of deferred  purchase credits consistent with decreased amortization of DAC primarily as a result of purchase accounting.

General,  administrative,  and other  expenses  decreased  by $248.7  million  from the prior year  quarter.  The primary  reason was a decrease  in DAC  amortization  of  $250.3  million  as the  prior  year  quarter  had a charge  for  additional  DAC  amortization  of approximately  $206  million to reflect our lower  estimate of future  gross  profits on  annuities  based on asset value  declines and expected equity market returns as of September 30, 2002. Also  contributing to decreased DAC  amortization  was the Company's DAC asset being  assigned  a fair  value  of zero,  consistent  with  purchase  accounting  guidance  as of the  date of  acquisition.  Partially offsetting this was an increase in net VOBA amortization of $12.3 million related to purchase accounting.

September 2003 to September 2002 Nine Month Comparison

Net Income
Consolidated  net income of $69.1  million for the nine months of 2003 was an  improvement  of $212.9  million  from the loss of $143.8 million for the nine months of 2002.  The nine months of 2002 had an  additional  charge for DAC  amortization  of  approximately  $206 million,  which did not recur in the current year.  Further details  regarding the components of revenues and expenses are described in the following paragraphs.

Revenues
Consolidated  revenues  decreased by $69.1 million,  from $418.9 million to $349.8  million.  Realized  investment  gains  decreased by
$50.1 million mainly due to lower  derivative  income of $59.1 million.  The prior year included hedge related gains from the Company's derivative  investments  of $49.7 million  compared to losses of $9.4 million in the current year.  The Company has had no  outstanding derivative positions since May 2003.

Policy  charges and fee income  decreased by $17.5  million.  M&E charges  decreased by $22.3 million as a result of the decline in the in-force  business.  Annuity fees are mainly  asset-based  fees,  which are dependent on the fund balances.  Annuity  separate  account fund  balances  have  declined as a result of  unfavorable  valuation  changes in the  securities  market over the past  several  years resulting in a decrease in policy charges and fee income.

Net investment income decreased by $4.4 million as a result of decreased income from fixed maturities of $3.8 million.

Asset  management  fees decreased by $7.4 million as a result of lower assets under  management  compared to the same period last year.
Asset management fees are asset-based fees, which are dependent on the amount of assets under management.

Other  income  increased  by $4.0  million  due to the  Company's  decision  to change its  classification  of equity  securities  from available-for-sale to trading which resulted in an increase of $3.2 million of unrealized gains in the current year.

Benefits and Expenses
Policyholders'  benefits  increased by $12.5 million primarily from increased GMDB payments.  Annuity death benefits  increased by $9.9 million primarily as a result of an increase in GMDBs.  GMDB payments increased from $36.9 million in 2002 to $46.8 million for 2003.

Interest  credited to policyholder  account  balances  decreased by $55.5 million due to decreased  amortization  of deferred  purchase credits consistent with decreased amortization of DAC primarily as a result of purchase accounting.

General,  administrative,  and other  expenses  decreased by $341.6  million from the prior year.  The primary reason was a decrease in
DAC amortization of $337.1 million as the prior year had an additional  charge for DAC  amortization of  approximately  $206 million to reflect our lower  estimate of future gross profits on annuities  based on asset value  declines and expected  equity market returns as of September 30, 2002.  Also  contributing  to decreased DAC  amortization  was the Company's DAC asset being  assigned a fair value of zero,  consistent with purchase  accounting guidance as of the date of acquisition.  Partially  offsetting this was an increase in VOBA amortization of $23.6 million related to purchase accounting.

3.    Liquidity and Capital Resources

 The Company's liquidity  requirements have generally been met by cash from insurance  operations,  investment  activities,  borrowings from ASI, reinsurance, capital contributions and securitization transactions with ASI.

The  Company's  cash from  insurance  operations  is primarily  comprised of fees  generated  based on assets  under  management,  less commission  expense on sales,  sales and  marketing  expenses  and other  operating  expenses.  Fund  performance  driven by the equity markets  directly  impacts assets under  management and  therefore,  the fees the Company can generate off of those assets.  During the first nine months of 2003,  assets under  management  declined  consistent  with the equity market declines over the same period in the prior year resulting in reductions in fee revenues.

 In order to fund the cash strain  generated from  acquisition  costs on historical and on-going sales,  the Company has relied on cash generated from its direct insurance  operations as well as reinsurance and securitization  transactions.  The Company has used modified coinsurance  reinsurance  arrangements  whereby  the  reinsurer  shares  in the  experience  of a  specified  book of  business.  These reinsurance  transactions  result in the Company  receiving  from the  reinsurer  an upfront  ceding  commission  in  exchange  for the reinsurer  receiving a portion of the future fees generated from the book of business  covered under the reinsurance  agreement.  These reinsurance  agreements  also  mitigate  the  recoverability  risk  associated  with the  payment  of  up-front  commissions  and other acquisition  costs.  Similarly,  the  Company has  entered  into  securitization  transactions  whereby  the Company  issues to ASI, in exchange for cash, the right to receive future fees generated off of a specific book of business.

 As of September 30, 2003 and December 31, 2002,  the Company had short-term  borrowings of $66 million and $10 million,  respectively, and had  long-term  surplus notes  liabilities  of $110 million at December 31, 2002. On May 1, 2003,  the Company  converted  surplus notes to  paid-in-capital  as part of the  Acquisition.  The  conversion  included  the  principal  amount of $110 million and related interest of $32.2 million.

 As of September 30, 2003 and December 31, 2002,  shareholder's  equity totaled $550.5 million and $683.1  million,  respectively.  The
Company  received  capital  contributions  of $2.2  million  from ASI during  2003.  Of this,  $1.3 million was received to support its investment in Skandia Vida,  which was sold to SICL on April 30, 2003 (see Note 7 in the September 30, 2003  financial  statements  for further  discussion).  Purchase accounting  adjustments,  including assigning the Company's DAC asset a fair value of zero, net of tax, partially  offset by the  establishment  of a VOBA asset and the fair value adjustment to the liability for future fees payable to ASI, related to the sale of the Company to Prudential Financial contributed to the change in shareholder's equity in 2003.

 The National  Association of Insurance  Commissioners  ("NAIC") requires insurance  companies to report information  regarding minimum
Risk Based Capital ("RBC")  requirements.  These  requirements  are intended to allow insurance  regulators to identify  companies that may need  regulatory  attention.  The RBC model law requires  that  insurance  companies  apply various  factors to asset,  premium and reserve items,  all of which have inherent risks. The formula includes  components for asset risk,  insurance risk,  interest rate risk and business  risk.  The Company has complied  with the NAIC's RBC reporting  requirements  and has total  adjusted  capital well above required capital.  The Company expects to maintain statutory capital between 310% and 330% of Company Action Level Risk Based Capital.

The Company has sold variable annuity contracts  containing GMDBs that reduce on a  dollar-for-dollar  basis when a partial  withdrawal occurs.  Currently there is ambiguity as to the correct  interpretation  and application of Actuarial  Guideline  XXXIII,  "Determining
CARVM Reserves for Annuity  Contracts with Elective  Benefits" ("AG XXXIII") and Actuarial  Guideline XXXIV,  "Variable Annuity Minimum
Guaranteed  Death Benefit  Reserves" ("AG XXXIV") in determining  statutory  reserves for these products.  In calculating the statutory
GMDB reserves for these variable  annuity  contracts under AG XXXIV,  the Company does not consider the potential  benefit stream where all policyholders  immediately elect to maximize partial  withdrawals under these policies.  This is consistent with the method applied in the prior year.

At the time of issuance of these financial statements,  neither the NAIC nor the Connecticut Insurance Department,  which is ultimately responsible  for  determining  the  appropriate  reserving  methods for the statutory  financial  statements  of  Connecticut-domiciled insurance  companies,  has  provided  specific  guidance as to the  correct  interpretation  of AG XXXIII and AG XXXIV with  respect to statutory GMDB reserves  required for variable annuity contracts  containing  dollar-for-dollar  withdrawal  provisions.  However,  the
Connecticut  Insurance  Department  conducted a financial  examination on the Company during 2001 and the statutory reserves calculated under the current method were deemed to meet minimum standards for Companies  domiciled in the State of Connecticut.  As a result,  the
Connecticut  Insurance  Department has allowed the Company to continue to follow its current  method of reserving on a statutory  basis for these variable  annuity  contracts  until such time that guidance is issued that  clarifies the ambiguity  between AG XXXIII and AG
XXXIV.

Although  ambiguity  exists,  alternative  interpretations  of AG XXXIII  and AG XXXIV,  under  which  contractholders  are  assumed to immediately  maximize partial  withdrawals,  could result in an increase in statutory reserves that would be significantly in excess of statutory surplus,  resulting in a statutory surplus deficit.  Currently,  the Life and Health Actuarial Taskforce,  a sub-committee of the NAIC, has made a  recommendation  that would clarify the  interpretation  of AG XXXIV. It has been approved by the "A" committee of the NAIC.  The last step  before  it goes into  effect is to be  approved  by the  Executive/Plenary  Committee  of the NAIC,  which is expected  before the end of the year. If approved,  the change would be effective  for December 31, 2003  reserves.  It clarifies  that reserves  calculated  under AG  XXXIV  do not need to  reflect  future  partial  withdrawals,  however  asset  adequacy  analysis  must incorporate  analysis of the impact of partial withdrawal  activity on aggregate  reserves.  If adopted, it is not anticipated that the requirement will materially increase the statutory reserves held.

4.    Significant Accounting Policies

In  accordance  with  purchase  accounting  guidelines,  the  Company  "fair  valued"  its  assets  and  liabilities  as of the date of acquisition.  The most  significant  adjustments  related to the value of the unamortized DAC asset being assigned a value of zero, the future fees payable to ASI liability  was decreased by $256.6  million and an asset for VOBA was  established  for $440.1  million (see
Notes 9, 10 and 11 in the September 30, 2003 financial statements included herein for further discussion).

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

For additional  information on the Company's significant  accounting policies, see MD&A in the Company's audited consolidated financial statements on Form 10-K for the year ended December 31, 2002.

Item 4.  Controls and Procedures

In order to ensure that the  information  we must  disclose in our filings with the  Securities  and Exchange  Commission  is recorded, processed,  summarized,  and reported on a timely basis,  the Company's  management,  including our Chief  Executive  Officer and Chief
Financial  Officer,  have reviewed and evaluated the  effectiveness of our disclosure  controls and procedures,  as defined in Exchange
Act Rules  13a-15(e)  and  15d-15(e),  as of September  30,  2003.  Based on such  evaluation,  the Chief  Executive  Officer and Chief
Financial  Officer have  concluded  that, as of September 30, 2003, our  disclosure  controls and  procedures  were effective in timely alerting them to material  information relating to us (and our consolidated  subsidiaries)  required to be included in our periodic SEC filings.  There has been no change in our internal  control over financial  reporting during the quarter ended September 30, 2003, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II                                                                 OTHER INFORMATION

Item 1.  Legal Proceedings

The  Company is subject to legal and  regulatory  actions  in the  ordinary  course of its  businesses,  including  class  actions  and individual  lawsuits.  Pending legal and regulatory  actions include  proceedings  relating to aspects of the businesses and operations that are specific to the Company and that are typical of the  businesses  in which the Company  operates.  Class action and  individual lawsuits involve a variety of issues and/or  allegations,  which include sales practices,  underwriting  practices,  claims payment and procedures,  premium charges,  policy servicing and breach of fiduciary duties to customers.  We are also subject to litigation arising out of our  general  business  activities,  such as our  investments  and third  party  contracts.  In  certain of these  matters,  the plaintiffs are seeking large and/or indeterminate amounts, including punitive or exemplary damages.

In recent years, a number of annuity  companies have been named as defendants in class action lawsuits  relating to the use of variable annuities  as funding  vehicles  for  tax-qualified  retirement  accounts.  The  Company is  currently a defendant  in one  lawsuit,  a purported  nationwide  class action  complaint,  filed in the United  States  District  Court for the Southern  District of New York in
December  2002,  Donovan v.  American  Skandia  Life Ass.  Corp.  et al. The  complaint  alleges  that the  Company  and certain of its affiliates  violated federal securities laws in marketing  variable  annuities and seeks injunctive relief and compensatory  damages in unspecified  amounts.  In July 2003,  the court granted the Company's  motion to dismiss the complaint  with  prejudice.  On August 29,
2003, Plaintiffs filed a notice of appeal of that decision with the United States Court of Appeals for the Second Circuit.

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

It should be noted that the  judgments,  settlements  and  expenses  associated  with many of these  lawsuits,  including  the  Donovan complaint,  may fall within the purview of SICL's indemnification  obligations to Prudential Financial and its subsidiaries,  including the Company,  pursuant to the agreement  governing the Acquisition.  Those obligations of SICL provide for  indemnification  of certain judgments,  settlements and expenses  associated with lawsuits of the Company,  which have costs and expenses in excess of $25 thousand individually.  Further,  SICL's indemnification  obligations arise only in the event that a total of $10 million is spent by Prudential
Financial  in  connection  with the  resolution  of lawsuits  and other  various  matters  involving  the Company and any of its parent companies and affiliates,  subject to the Acquisition.  Amounts applied toward this $10 million  retention are subject to reduction for insurance proceeds,  certain accruals and any tax benefit applicable to such amounts.  Similarly,  any tax cost incurred would be added to any such amounts to be applied toward this retention.

Item 5.  Other Information

Recently,  the Company  received a formal request for information  from the New York Attorney  General's  Office in connection with its variable annuity business.  The Company is cooperating with this inquiry and is conducting its own internal review.

Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits

         3(i)(a)  The Articles of Incorporation  of American  Skandia Life Assurance  Corporation are incorporated by reference to Form
                  N-4, Registration No. 33-87010.

         3(ii)    By-Laws of American Skandia Life Assurance  Corporation are  incorporated by reference to Form N-4,  Registration No.
                  33-87010.

         4        Instruments  defining  the right of security  holders  including  indentures  are  incorporated  by  reference to the
                  Company's Registration No. 333-103889,  33-88360, 33-89676, 33-91400,  333-00995,  333-02867,  333-24989,  333-25761,
                  333-97939, 333-26695, 333-97943 and 333-97941.

         10       Material contracts are incorporated by reference to the Company's Form S-2, Registration No. 33-53596.

         31.1     Section 302 Certification of the Chief Executive Officer

         31.2     Section 302 Certification of the Chief Financial Officer

         32.1     Section 906 Certification of the Chief Executive Officer

         32.2     Section 906 Certification of the Chief Financial Officer

         * Schedules are omitted  because they are either not  applicable or because the  information  required  therein is included in the Notes to Consolidated Financial Statements.

                                                               SIGNATURES

Pursuant to the  requirements  of the  Securities  Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                                                             (Registrant)

                                            By:    /s/  Zafar Rashid
                                                 Zafar Rashid
                                                 Executive Vice President and Chief Financial Officer

Signature                                            Title                                     Date

  /s/ Zafar Rashid                                    Executive Vice President and             November 14, 2003
Zafar Rashid                                           Chief Financial Officer
                                                      (Authorized Signatory and
                                                       Principal Financial Officer)

                                                                                                                           Exhibit 31.1

I, David R. Odenath certify that:

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

4.  The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

     a) Designed such disclosure  controls and procedures,  or caused such disclosure  controls and procedures to be designed under our supervision,  to ensure that material information  relating to the registrant,  including its consolidated  subsidiaries,  is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b)  Evaluated  the  effectiveness  of the  registrant's  disclosure  controls  and  procedures  and  presented  in this report our conclusions about the effectiveness of the disclosure controls and procedures,  as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the  registrant's  internal  control over financial  reporting that occurred  during the registrant's  most recent  fiscal  quarter  (the  registrant's  fourth  fiscal  quarter in the case of an annual  report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.  The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) All significant  deficiencies and material  weaknesses in the design or operation of internal control over financial  reporting which are reasonably  likely to adversely  affect the  registrant's  ability to record,  process,  summarize and report  financial information; and

     b) Any  fraud,  whether  or not  material,  that  involves  management  or  other  employees  who have a  significant  role in the registrant's internal control over financial reporting.

Date: November 14, 2003

                                                         /s/ David R. Odenath
                                                           David R. Odenath
                                                 Chief Executive Officer and President

                                                                                                                           Exhibit 31.2

I, Zafar Rashid, certify that:

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

4.  The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

     a) Designed such disclosure  controls and procedures,  or caused such disclosure  controls and procedures to be designed under our supervision,  to ensure that material information  relating to the registrant,  including its consolidated  subsidiaries,  is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b)  Evaluated  the  effectiveness  of the  registrant's  disclosure  controls  and  procedures  and  presented  in this report our conclusions about the effectiveness of the disclosure controls and procedures,  as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the  registrant's  internal  control over financial  reporting that occurred  during the registrant's  most recent  fiscal  quarter  (the  registrant's  fourth  fiscal  quarter in the case of an annual  report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.  The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) All significant  deficiencies and material  weaknesses in the design or operation of internal control over financial  reporting which are reasonably  likely to adversely  affect the  registrant's  ability to record,  process,  summarize and report  financial information; and

     b) Any  fraud,  whether  or not  material,  that  involves  management  or  other  employees  who have a  significant  role in the registrant's internal control over financial reporting.

Date: November 14, 2003

                                                           /s/ Zafar Rashid
                                                             Zafar Rashid
                                          Executive Vice President and Chief Financial Officer

                                                                                                                           Exhibit 32.1

                                                             CERTIFICATION

         Pursuant to 18 U.S.C. Section 1350, I, David R. Odenath, Chief Executive Officer and President of American Skandia Life
Assurance Corporation (the "Company"), hereby certify that the Company's Quarterly Report on Form 10-Q for the quarter ended
September 30, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of
1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 14, 2003

                                                     /s/ David R. Odenath
-----------------------------------------------------------------------------------------------------------
                                                   Name:  David R. Odenath
                                                   Title:     Chief Executive Officer and President

         The foregoing certification is being furnished solely pursuant to 18 U.S.C. Section 1350 and is not being filed as part of the Report or as a separate disclosure document.

                                                                                                                           Exhibit 32.2

                                                             CERTIFICATION

         Pursuant to 18 U.S.C. Section 1350, I, Zafar Rashid, Executive Vice President and Chief Financial Officer of American
Skandia Life Assurance Corporation (the "Company"), hereby certify that the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act
of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 14, 2003

                                                     /s/ Zafar Rashid
-----------------------------------------------------------------------------------------------------------
                                                   Name:  Zafar Rashid
                                                   Title: Executive Vice President and Chief Financial Officer

         The foregoing certification is being furnished solely pursuant to 18 U.S.C. Section 1350 and is not being filed as part of the Report or as a separate disclosure document.