Form 10-K
period 2003-12-31
AMERICAN SKANDIA LIFE ASSURANCE CORP/CT
filed 2004-03-24
CIK 881453

=======================================================================================================================================

                                                             UNITED STATES
                                                  SECURITIES AND EXCHANGE COMMISSION
                                                         WASHINGTON, DC 20549

                                                               FORM 10-K

(Mark One)

X             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES   EXCHANGE ACT OF 1934
-

                                              For the fiscal year ended December 31, 2003

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
                                                                                               -----

Indicate by check mark whether the  Registrant  is an  accelerated  filer (as defined in Rule 12b-2 of the Exchange  Act).  YES ___ NO
X
---

              State the aggregate market value of the voting stock held by non-affiliates of the registrant:  NONE

              Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of
              March 19, 2004.  Common stock, par value of $100 per share:  25,000 shares outstanding

                                 American Skandia Life Assurance Corporation meets the conditions set forth in General Instruction (I) (1) (a) and (b) on Form 10-K and
                                   is therefore filing this Form with the reduced disclosure format.

=======================================================================================================================================

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                                                             (Registrant)

                                                                 INDEX
                                                                 -----

                                                                                                        Page No.
                                                                                                        --------

Cover Page                                                                                                  -

Index                                                                                                       2

PART I        Item 1.    Business                                                                           3
              Item 2     Properties                                                                         6
              Item 3.    Legal Proceedings                                                                  6

PART II       Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters              7
              Item 7.    Management's Discussion and Analysis of Financial Position
                         and Results of Operations                                                          7
              Item 7a.   Quantitative and Qualitative Disclosures About Market Risk                        11
              Item 8.    Financial Statements and Supplementary Data                                       13
              Item 9.    Changes in and Disagreements with Independent Accountants on Accounting
                           and Financial Disclosure                                                        13
              Item 9a.   Controls and Procedures                                                           13

PART III      Item 10.   Directors and Executive Officers of the Registrant                                14
              Item 14.       Principal Accounting Fees and Services                                        14

PART IV       Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K                   15

Signatures                                                                                                 17

Forward-Looking Statement Disclosure

Certain  of the  statements  included  in this  Annual  Report on Form 10-K,  including  but not  limited to those in the  Management's
Discussion and Analysis of Financial Condition and Results of Operations,  constitute  forward-looking statements within the meaning of the U.S. Private Securities  Litigation Reform Act of 1995. Words such as "expects,"  "believes,"  "anticipates,"  "includes," "plans,"
"assumes,"  "estimates,"  "projects,"  "intends",  or  variations  of such  words are  generally  part of  forward-looking  statements.
Forward-looking  statements are made based on management's  current  expectations and beliefs concerning future  developments and their potential  effects  upon  American  Skandia  Life  Assurance  Corporation  ("the  Company").  There  can be no  assurance  that  future developments  affecting the Company will be those anticipated by management.  These  forward-looking  statements are not a guarantee of future  performance and involve risks and  uncertainties,  and there are certain  important  factors that could cause actual results to differ,  possibly  materially,  from  expectations  or  estimates  reflected  in such  forward-looking  statements,  including  without limitation:  general  economic,  market and  political  conditions,  including  the  performance  of financial  markets,  interest rate fluctuations and the continuing  negative impact of the current  economic  environment;  various domestic or international  military or terrorist  activities or conflicts;  volatility in the securities  markets;  reestimates of our reserves for future policy benefits and claims;  changes in our assumptions related to deferred policy acquisition costs; our exposure to contingent  liabilities;  catastrophe losses;  investment  losses and defaults;  changes in our  claims-paying  or credit  ratings;  competition in our product lines and for personnel;  fluctuations  in foreign  currency  exchange rates and foreign  securities  markets;  the impact of changing  regulation or accounting  practices;  adverse  litigation  results;  and changes in tax law. The Company does not intend,  and is under no obligation to, update any particular forward-looking statement included in this document.

                                                                PART 1
                                                                ------

Item 1.  Business
-----------------

Overview

American  Skandia Life Assurance  Corporation  (the  "Company"),  with its principal  offices in Shelton,  Connecticut,  is an indirect wholly-owned subsidiary of Prudential Financial,  Inc. ("Prudential  Financial").  On December 19, 2002, Skandia Insurance Company Ltd.
(publ)  ("SICL"),  an insurance  company  organized  under the laws of the Kingdom of Sweden,  and the ultimate  parent  company of the
Company prior to May 1, 2003,  entered into a definitive  purchase  agreement  with  Prudential  Financial,  a New Jersey  corporation, whereby  Prudential  Financial  would  acquire the  Company and certain of its  affiliates  (the  "Acquisition").  On May 1, 2003,  the initial phase of the Acquisition was consummated.  This included  Prudential  Financial acquiring 90% of Skandia U.S., Inc.'s ("SUSI"), an indirect parent of the Company,  outstanding  common stock. On September 9, 2003,  Prudential  Financial  acquired the remaining 10%
of SUSI's outstanding  common stock for $165 million (see Notes 4 and 6 to the Consolidated  Financial  Statements  included herein for additional information on the Acquisition).

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

The Company's  products are sold primarily to  individuals to provide for long-term  savings and retirement and to address the economic impact of premature death,  estate planning concerns and supplemental  retirement  needs. The investment  performance of the registered investment  companies  supporting the variable annuity contracts,  which is principally  correlated to equity market  performance,  can significantly impact the market for the Company's products.

American  Skandia,  Inc.  ("ASI"),  the direct parent of the Company,  may make additional  capital  contributions  to the Company,  as needed,  to enable it to comply with its reserve  requirements  and fund  expenses in  connection  with its  business.  The Company has complied with the National Association of Insurance  Commissioner's  ("NAIC") Risk-Based Capital ("RBC") reporting requirements and has total  adjusted  capital well above  required  capital.  The Company  expects to maintain  statutory  capital  between 310% and 330% of
Company Action Level Risk Based Capital.  Generally,  ASI is under no obligation to make such  contributions and its assets do not back the benefits  payable under the Company's  policyholder  contracts.  During 2003, 2002 and 2001, ASI made capital  contributions to the
Company of $2.2 million, $259.7 million and $48 million, respectively.

The  Company is engaged  in a business  that is highly  competitive  because  of the large  number of stock and mutual  life  insurance companies and other entities engaged in marketing individual annuities.

The following paragraphs describe the Company's products, marketing and distribution, and underwriting and pricing.

Products

The Company offers a wide array of annuities,  including:  a) certain  deferred and immediate  annuities  that are registered  with the
Securities and Exchange  Commission,  including  variable  annuities with fixed interest rate investment  options that include a market value  adjustment  feature;  b) certain  other fixed  deferred  annuities  that are not  registered  with the  Securities  and Exchange
Commission;  and  c)  fixed,  adjustable  and  variable  immediate  annuities.  Prior  to  July  31,  2002,  the  Company  had  offered non-registered  group variable  annuities  designed as funding  vehicles for various types of qualified  retirement  plans. The Company has continued to accept  additional  contributions  to qualified  plans existing on July 31, 2002.  Prior to June 30, 2003, the Company
also offered and sold single  premium  variable  life  insurance  products,  and,  prior to April 15, 2002,  offered and sold  flexible premium  variable  life  insurance  products.  The Company has  continued  to service and accept  additional  premiums for its existing flexible premium variable life insurance contracts but is no longer accepting new business.

Annuity contracts  represent the insurer's  contractual  obligation to make payments over a given period of time (often measured by the life of the recipient) in return for a single deposit or a series of scheduled or flexible  deposits.  The insurer's  obligation to pay may commence  immediately or be deferred.  If the insurer's  payments are deferred,  the insurer generally incurs an obligation to make a surrender  value  available  during the deferral  period based on an account value,  and guarantees as applicable.  The account value consists of the deposits and may earn  interest,  or may vary with the  performance of investments in the funds selected by the insurer and made available for election by contract  holders.  Gains on deposits made by the contract holder,  before  distribution,  generally are tax  deferred for the contract  holder.  Distributions  are taxed as ordinary  income to the contract  holder.  During the deferral period,  distributions  are assumed to come first from any gains in the  contract and may be subject to a tax  penalty.  For  immediate annuities and annuitized  deferred  annuities,  a portion of each distribution may be treated as a return of the taxpayer's  investment in the contract.

Marketing and Distribution

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

Underwriting and Pricing

We earn fees calculated on the average separate  account assets invested in the mutual funds underlying our variable annuity  products, and mortality and expense fees and other fees for various  insurance-related  options and features based on average daily net assets of the value of the annuity  separate  accounts.  We price the  fixed-rate  options of our variable  annuities  based on assumptions as to investment  returns,  expenses and  persistency.  Competition  also  influences  our pricing.  We seek to maintain a spread between the return on our invested  assets and the interest we credit on our fixed-rate  option  annuities.  To encourage  persistency,  all of our variable annuities have withdrawal restrictions and declining surrender or withdrawal charges for a specified number of years.

Reserves

The Company is obligated by the insurance  laws and  regulations  in the  jurisdictions  in which the Company does business to carry in its statutory  financial  statements,  as liabilities,  actuarially  calculated reserves to meet its obligations on outstanding annuity and life insurance  contracts.  Such reserves are based on mortality and/or  morbidity  tables in general use in the United States.  In general,  reserves  are computed  amounts  that,  with  additions  from  premiums to be received,  and with  interest on such  reserves compounded at certain assumed rates,  are expected to be sufficient to meet  contractual  obligations.  In the  accompanying  financial statements,  these reserves for contractual  obligations are determined in accordance with accounting  principles generally accepted in the United  States  ("U.S.  GAAP") and are included in the balance  sheet  captions  "Separate  account  liabilities,"  "Policyholders'
account  balances" and "Future policy  benefits and other  policyholder  liabilities."  The Company's  statutory-based  reserves differ from those  reported  under U.S. GAAP,  primarily  because U.S. GAAP did not require an explicit  reserve prior to January 1, 2004 (see
Note 2 to the  Consolidated  Financial  Statements  included  herein) for  guaranteed  minimum death  ("GMDB") and living  benefits and reserves held for deferred  annuity  contracts  are held at account value under U.S.  GAAP,  rather than at an  actuarially  calculated amount.

Regulatory Environment

In order to continue to market annuity  products,  the Company must meet or exceed the statutory  capital and surplus  requirements  of the insurance  departments of the states in which it conducts  business.  Statutory  accounting  practices differ from U.S. GAAP in two major respects.  First,  under statutory  accounting  practices,  the acquisition  costs of new business are charged to expense,  while under U.S. GAAP they are initially  deferred and amortized over a period of time. Second,  under statutory  accounting  practices,  the required  additions to statutory  reserves for new business in some cases may initially exceed the statutory  revenues  attributable to such business. These practices result in a reduction of statutory income and surplus at the time of recording new business.

Insurance  companies  are subject to RBC  guidelines,  monitored by  insurance  regulatory  authorities,  that measure the ratio of the
Company's  statutory  surplus with certain  adjustments to its required  capital,  based on the risk  characteristics  of its insurance liabilities and investments.  Required capital is determined by statutory  formulae that consider risks related to the type and quality of invested assets,  insurance-related  risks associated with the Company's products,  interest rate risks, and general business risks.
The RBC calculations are intended to assist regulators in measuring the adequacy of the Company's statutory capitalization.

The Company  considers RBC  implications  in its  asset/liability  management  strategies.  Each year, the Company  conducts a thorough review of the adequacy of statutory  insurance  reserves and other  actuarial  liabilities.  The review is performed to ensure that the
Company's statutory reserves are computed in accordance with accepted actuarial standards,  reflect all contractual  obligations,  meet the  requirements of state laws and regulations and include  adequate  provisions for any other actuarial  liabilities  that need to be established.  All  significant  statutory  reserve  changes are reviewed by the Board of  Directors  and are subject to approval by the
State of Connecticut  Insurance  Department (the "Insurance  Department").  The Company believes that its statutory capital is adequate for its currently anticipated levels of risk as measured by regulatory guidelines.

In March 1998, the NAIC adopted the  Codification of Statutory  Accounting  Principles  guidance  ("Codification"),  which replaced the current  Accounting  Practices and Procedures manual as the NAIC's primary guidance on statutory  accounting as of January 1, 2001. The
Codification  provided  guidance for areas where  statutory  accounting  had been silent and changed  current  statutory  accounting in certain areas.  Certain of the standards had an impact on the measurement of statutory  capital,  which,  in turn,  affected RBC ratios of insurance  companies.  The Company adopted the Codification  guidance  effective January 1, 2001. As a result of these changes,  the
Company reported an increase to statutory surplus of $12.0 million.

The NAIC has developed a set of financial  relationships  or tests known as the Insurance  Regulatory  Information  System  ("IRIS") to
assist state  regulators in monitoring the financial  condition of insurance  companies and identifying  companies that require special attention or action by insurance  regulatory  authorities.  Insurance  companies  generally  submit data annually to the NAIC, which in turn analyzes the data using prescribed  financial data ratios, each with defined "usual ranges."  Generally,  regulators will begin to investigate  or monitor an insurance  company if ratios fall  outside the usual ranges for four or more of the ratios.  If an insurance company has  insufficient  capital,  regulators  may act to reduce the amount of insurance it can issue.  The Company is not  currently subject to regulatory scrutiny based on these ratios.

The Company is subject to the  regulations of the Insurance  Department.  A detailed  financial  statement in the prescribed  form (the
"Annual Statement") is filed with the Insurance  Department each year covering the Company's  operations for the preceding year and its financial  position as of the end of that year.  Regulation by the Insurance  Department  includes periodic  examinations to verify the accuracy of contract  liabilities and reserves.  The Company's books and accounts are subject to review by the Insurance  Department at all times.  A full  examination  of the  Company's  operations is conducted  periodically  by the  Insurance  Department  and under the auspices of the NAIC.

The Company is subject to  regulation  under the  insurance  laws of all  jurisdictions  in which it operates.  The laws of the various jurisdictions  establish supervisory agencies with broad administrative powers with respect to various matters,  including licensing to transact business,  overseeing trade practices,  licensing agents, approving contract forms, establishing reserve requirements,  fixing maximum interest rates on life insurance  contract loans and minimum rates for accumulation of surrender  values,  prescribing the form and content of required financial statements and regulating the type and amounts of investments  permitted.  The Company is required to file the Annual Statement with  supervisory  agencies in each of the  jurisdictions  in which it does business,  and its operations and accounts are subject to examination by these agencies at regular intervals.

Although the federal  government  generally does not directly  regulate the business of insurance,  federal  initiatives  often have an impact on the business in a variety of ways.  Certain insurance  products of the Company are subject to various federal securities laws and  regulations.  In addition,  current and proposed federal measures which may  significantly  affect the insurance  business include regulation of insurance  company  solvency,  employee  benefit  regulation,  removal of barriers  preventing banks from engaging in the insurance  business,  tax law changes affecting the taxation of insurance companies and the tax treatment of insurance products and its impact on the relative desirability of various personal investment vehicles.

Competition

The Company is competing for management of  individuals'  savings  dollars in the United States.  Competitors in this business  include banks, investment companies,  insurance companies and other financial  institutions.  According to Info-One's Variable Annuity Research
& Data Service ("VARDS"),  the combined annuity business of Prudential  Financial,  which includes the Company, was ranked 8th in sales of variable  annuities for the year ended  December 31, 2003, and 6th in assets under  management as of December 31, 2003.  Competitive factors in this industry include investment  performance,  product design,  visibility in the marketplace,  financial strength ratings, distribution  capabilities,  levels of charges and credited rates, reputation,  customer service and sales force service and education.
The  Company  believes  it derives  its  competitive  advantage  from its  innovative  and  creative  product  designs,  and its strong relationship  with the sales force through  service and education.  As of the filing date, the Company's  financial  strength or claims paying ratings from Fitch Ratings, A.M. Best Co. and Standard and Poor's is AA-, A+ and A+, respectively.

Segments

The Company currently  operates as one reporting  segment.  Revenues,  net income and total assets for this segment can be found on the
Company's  Consolidated  Statements of Financial  Position as of December 31, 2003 and 2002 and  Consolidated  Statements of Operations
and  Comprehensive  Income for the eight months ended December 31, 2003,  four months ended April 30, 2003 and years ended December 31,
2002 and 2001.  The  Company's  total  assets as of  December  31,  2003,  2002 and 2001 were $27.2  billion,  $23.7  billion and $28.0 billion,  respectively.  Revenues and assets generated from the Company's  variable life and qualified plan product offerings have been insignificant in comparison to the revenues and assets generated from the Company's core product, variable annuities.

Employees

As of December 31, 2003, the Company had 571 employees.

Item 2.  Properties
-------------------

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
--------------------------

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

The Company's  parent and sole  shareholder,  ASI, is currently a named defendant in six purported  nationwide  class action  lawsuits.
Each of these lawsuits alleges that ASI and others violated  federal  securities laws in connection with late trading and market timing activities  and seeks  remedies,  including  compensatory  and  punitive  damages in  unspecified  amounts.  The cases are as  follows:
Lowinger v. Invesco  Advantage  Health  Sciences Fund, et al., filed in the United States  District Court for the Southern  District of
New York in December,  2003 and served on ASI in February 2004;  Russo, et al. v. Invesco Advantage Health Sciences Fund, et al., filed in the United States  District  Court for the Southern  District of New York in December , 2003,  this suit has not been served on ASI;
Lori Weinrib v. Invesco  Advantage  Health Sciences Fund, et al., filed in the United States  District Court for the Southern  District
of New York in January,  2004, this suit has not been served on ASI;  Erhlich v. Invesco  Advantage Health Sciences Fund, et al., filed in the United States  District  Court for the District of Colorado in December,  2003,  this suit was served on ASI in February,  2004;
Fattah v. Invesco  Advantage  Health  Sciences  Fund, et al.,filed in the United States  District Court for the District of Colorado in
December,  2003, this suit has not been served on ASI. The Company  believes that these cases will be  consolidated  in  Multi-District litigation located in the Baltimore Division of the United States District Court for the District of Maryland.

The Company is also aware that ASI is a defendant  designated  as "Does  1-500" in a suit filed in October,  2003 in the United  States
District  Court for the Central  District of California  entitled Mike Sayegh v. Janus  Capital  Corporation,  et al. This suit alleges that various  defendants  engaged in improper late trading and market timing activities in various funds also named as defendants.  The complaint  further alleges that such  activities were in violation of California  Business and  Professional  Code Section 17200.  This
suit has not been served on ASI.  The Company believes that this suit may be included in the Multi-District action discussed above.

The Company's  litigation is subject to many  uncertainties,  and given the complexity and scope, the outcomes cannot be predicted.  It is possible  that the results of  operations  or the cash flow of the  Company in a  particular  quarterly  or annual  period  could be materially  affected by an  ultimate  unfavorable  resolution  of pending  litigation  and  regulatory  matters.  Management  believes, however,  that the ultimate outcome of all pending litigation and regulatory  matters,  after  consideration of applicable reserves and indemnification should not have a material adverse effect on the Company's financial position.

It should be noted that the judgments,  settlements and expenses associated with many of these lawsuits,  administrative and regulatory matters,  including the complaints described above, may, after satisfaction of certain retention requirements,  fall within the purview of SICL's  indemnification  obligations  to  Prudential  Financial  and its  subsidiaries  under the  terms of the  Acquisition.  Those obligations of SICL provide for  indemnification of certain  judgments,  settlements,  and costs and expenses  associated with lawsuits and other claims against the Company  ("matters"),  and apply only to matters,  or groups of related  matters,  for which the costs and expenses  exceed $25 thousand  individually.  Those  obligations  only apply to such costs and expenses  that exceed $10 million in the aggregate,  subject to reduction for insurance  proceeds,  certain accruals and any tax benefit  applicable to such amounts,  and those obligations do not apply to the extent that such aggregate exceeds $1 billion.

                                                                PART II
                                                                -------

Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters
----------------------------------------------------------------------------------

The Company is a wholly owned subsidiary of ASI.  There is no public market for the Company's common stock.

Item 7.  Management's Discussion and Analysis of Financial Position and Results of Operations
---------------------------------------------------------------------------------------------

Management's  Discussion and Analysis of Financial  Condition and Results of Operations  ("MD&A") addresses the consolidated  financial condition  of American  Skandia  Life  Assurance  Corporation  as of December  31, 2003,  compared  with  December  31,  2002,  and its consolidated results of operations for the years ended December 31, 2003, 2002 and 2001.

For purposes of MD&A, no explicit  distinction is made between the  pre-purchase  accounting  periods and the post purchase  accounting periods.

The Company offers a wide array of annuities,  including:  a) certain  deferred  and immediate  annuities that are registered  with the
Securities and Exchange  Commission,  including  variable  annuities with fixed interest rate investment  options that include a market value  adjustment  feature;  b) certain  other fixed  deferred  annuities  that are not  registered  with the  Securities  and Exchange
Commission;  and c) fixed,  adjustable  and variable  immediate  annuities.  These  markets are subject to  regulatory  oversight  with particular  emphasis  placed on company  solvency  and sales  practices.  These  markets  are also  subject to  increasing  competitive pressure as the legal barriers,  which have historically  segregated the markets of the financial services industry,  have been changed through both  legislative  and judicial  processes.  Regulatory  changes have opened the insurance  industry to competition  from other financial  institutions,  particularly  banks and mutual funds that are positioned to deliver  competing  investment  products  through large, stable distribution channels.

Besides policy charges and fee income,  the Company also earns revenues from asset  management fees calculated on the average  separate account fund  balances.  The  Company's  operating  expenses  principally  consist of insurance  benefits  provided,  general  business expenses, commissions and other costs of selling and servicing the various products we sell.

The  Company's  profitability  depends  principally  on its  ability  and  Prudential  Financial's  ability to price and manage risk on insurance products, to attract and retain customer assets, and to manage expenses. Specific drivers of our profitability include:

      o    the ability of the Company and  Prudential  Financial to manufacture  and distribute  products and services and to introduce new products gaining market acceptance on a timely basis;
      o    the ability to price our insurance  products at a level that enables us to earn a margin over the cost of providing benefits and the expense of acquiring customers and administering those products;
      o    the mortality and morbidity experience on annuity products;
      o    persistency  experience,  which  affects our ability to recover the cost of  acquiring  new  business  over the lives of the contracts;
      o    the cost of administering insurance contracts and providing asset management products and services;
      o    the returns on invested assets, net of the amounts we credit to policyholders' accounts;
      o    the amount of our assets under management and changes in their fair value,  which affect the amount of asset management fees we receive; and
      o    the ability to generate  favorable  investment results through  asset-liability  management and strategic and tactical asset allocation.

Application of Critical Accounting Policies

The  preparation  of financial  statements in conformity  with U.S. GAAP  requires the  application  of accounting  policies that often involve a significant degree of judgment.  Management,  on an ongoing basis,  reviews estimates and assumptions used in the preparation of financial  statements.  If management determines that modifications in assumptions and estimates are appropriate given current facts and  circumstances,  results of operations  and financial  position as reported in the  Consolidated  Financial  Statements  may change significantly.

The following  sections  discuss the accounting  policies  applied in preparing our financial  statements that management  believes are most dependent on the application of estimates and assumptions.

Purchase accounting
In  accordance  with  purchase  accounting  guidelines,  the  Company  "fair  valued"  its  assets  and  liabilities  as of the date of acquisition.  The most  significant  adjustments  related to the value of the  unamortized  deferred policy  acquisition  costs ("DAC")
asset being  assigned a value of zero,  the future fees  payable to ASI  liability  was  decreased  by $256.6  million and an asset for valuation of business  acquired  ("VOBA") was  established  for $440.1 million (see Notes 4, 5 and 6 in the December 31, 2003 financial statements included herein for further discussion).

Valuation of investments
For fixed  maturities  classified  as  available  for sale,  the  impact of changes in fair value is  recorded  in  "Accumulated  other comprehensive  (loss)  income," a separate  component of equity.  However,  the carrying value of these  securities is reduced,  with a corresponding  charge to  earnings,  when a  decline  in value is  considered  to be other  than  temporary.  Factors  we  consider  in determining  whether a decline in value is other than temporary  include:  whether the decline is  substantial;  the length of time the fair value has been less than cost,  generally  six months;  the financial  strength  rating of the issuer;  the Company's  ability and intent to hold the  investment;  and the financial  condition  and  near-term  prospects of the issuer.  This  corresponding  charge is referred to as an  impairment  and is reflected  in  "Realized  investment  (losses)  gains,  net" in the  Consolidated  Statements  of
Operations and Comprehensive  Income.  The level of impairment  losses can be expected to increase when economic  conditions worsen and decrease when economic conditions improve.

As of the date of acquisition,  the Company changed its classification of equity securities held in support of a deferred  compensation plan from  available-for-sale  to trading.  New management made this decision to align with Prudential  Financial's  accounting policy.
These equity  securities were fair valued on May 1, 2003 under purchase  accounting and therefore there was no income  statement impact for the  change in  classification.  Such  investments  are now  carried at fair value  with  changes  in  unrealized  gains and losses reported in the Consolidated Statements of Operations and Comprehensive Income, as a component of "Other income."

Deferred policy acquisition costs
For most  annuity  products  that we sell,  we defer  costs,  net of  reinsurance,  that vary  with and are  related  primarily  to the production  of new  business to the extent  these costs are deemed  recoverable  from future  profits,  and we record these costs as an asset known as DAC in the  Consolidated  Statements  of  Financial  Position.  We amortize  this DAC asset,  as well as VOBA,  over the expected lives of the contracts,  based on the level and timing of estimated  profits.  The amortization  rate is periodically  updated to reflect  current  period  experience or changes in assumptions  that affect future  profitability,  such as lapse rates,  investment returns, mortality experience, expense margins and surrender charges.

Expected  profitability  considers,  among other assumptions,  our best estimate of future asset returns to estimate the future fees we expect to earn, the costs associated with GMDB and living benefit guarantees we expect to incur and other  profitability  factors.  For the average  remaining  life of our variable  annuity  contracts in force as of December 31, 2003,  our  evaluation  of DAC and VOBA is based on an 8.0% annual  blended rate of return.  Deterioration  of market  conditions may result in increases in the  amortization  of
DAC and VOBA,  while a further  improvement in market  conditions may result in a decrease in the  amortization of DAC and VOBA.  These changes in DAC and VOBA  balances  are  included as a component of "General,  administrative  and other  expenses" in our  Consolidated
Statements of Operations and Comprehensive Income.

See "Results of  Operations"  for  discussion of the impact of DAC  amortization  on our results of our annuities  products,  including increased amortization recorded in 2002 reflecting lower estimates of future gross profits.

Future fees payable to ASI
In a series of transactions with ASI, the Company sold certain rights to receive a portion of future fees and contract charges expected to be realized on designated blocks of deferred annuity contracts.

The proceeds from the sales have been recorded as a liability and are being  amortized over the remaining  surrender  charge period of the designated  contracts using the interest  method.  The Company did not sell the right to receive future fees and charges after the expiration of the surrender charge period.

In connection with these sales, ASI, through special purpose trusts,  issued  collateralized  notes in private placements,  which were secured by the rights to receive future fees and charges purchased from the Company.  As part of the Acquisition,  the notes issued by
ASI were repaid.

Under the terms of the securitization  purchase  agreements,  the rights sold provide for ASI to receive a percentage (60%, 80% or 100%
depending on the underlying  commission  option) of future mortality and expense charges and contingent  deferred sales charges,  after reinsurance,  expected to be realized  over the  remaining  surrender  charge  period of the  designated  contracts  (generally  6 to 8 years).  As a result of purchase  accounting,  the  liability was reduced to reflect the  discounted  estimated  future  payments to be made and has been subsequently  reduced by amortization  according to a revised  schedule.  If actual mortality and expense charges and contingent  deferred sales charges are less than those projected in the original  amortization  schedules,  calculated on a transaction by transaction basis, ASI has no recourse against the Company.

The Company has determined,  using  assumptions for lapses,  mortality,  free withdrawals and a long-term fund growth rate of 8% on the
Company's assets under management,  that the discounted  estimated future payments to ASI would be $337.1 million and $429.8 million as of December 31, 2003 and 2002, respectively.

Deferred taxes
Deferred  income taxes are  generally  recognized,  based on enacted  rates,  when assets and  liabilities  have  different  values for financial  statement  and tax  reporting  purposes.  A valuation  allowance  is recorded to reduce a deferred tax asset to that portion that is expected to more likely than not be realized.

Management  believes that based on its historical  pattern of taxable income,  the Company will produce sufficient income in the future to  realize  its  deferred  tax  assets.  Adjustments  to the  valuation  allowance  will be made if there is a change in  management's assessment of the amount of the deferred tax asset that is realizable.

Reserves for contingencies
A contingency is an existing  condition that involves a degree of uncertainty  that will  ultimately be resolved upon the occurrence of future events.  Under U.S. GAAP,  reserves for  contingencies  are required to be established when the future event is probable and its impact can be reasonably  estimated.  An example is the  establishment  of a reserve for losses in connection with an unresolved  legal matter.  The initial  reserve  reflects  management's  best estimate of the probable  cost of ultimate  resolution of the matter and is revised accordingly as facts and circumstances  change and,  ultimately,  when the matter is brought to closure. In situations in which the  Company is to be  indemnified  by SICL,  there will be no  financial  impact on the  Consolidated  Statements  of  Operations  and
Comprehensive Income.  See Note 11 to the Consolidated Financial Statements for a further discussion of indemnification agreements.

Other significant estimates
In addition to the items discussed above, the application of U.S. GAAP requires management to make other estimates and assumptions.

Recently Issued Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

The Company's Changes in Financial Position and Results of Operations are described below.

Changes in Financial Position

2003 versus 2002

From  December  31,  2002 to  December  31, 2003 there was an  increase  of $3.5  billion in total  assets from $23.7  billion to $27.2 billion.  The largest  increase  was in  separate  account  assets,  which  increased  by $3.9  billion  primarily  from  market  value appreciation  as a result of  recoveries  in the equity  markets  during 2003.  DAC  decreased by $995.0  million,  deferred tax assets increased by $218.7 million and VOBA increased by $402.2 million, all primarily due to or related to purchase accounting.

During the year,  liabilities  increased by $3.6 billion from $23.0  billion to $26.7  billion.  Corresponding  with the asset  change,
Separate account liabilities  increased by $3.9 billion,  as described above. Income taxes payable,  which is a net number comprised of payables and receivables,  increased by $28.0 million primarily as a result of the Acquisition.  Other  liabilities  increased by $68.3 million  primarily due to the  establishment  of liabilities  through  purchase  accounting  for vacant office space,  severance and an indemnification  agreement.  Short-term  borrowing  increased  by  $106.0  million  in order to fund the  cash  strain  generated  from acquisition  costs.  Future fees  payable to ASI  decreased by $400.4  million  primarily  due to purchase  accounting.  Surplus  notes decreased due to the conversion of the notes to paid in capital as part of the Acquisition.

Results of Operations

2003 versus 2002

Net Income
Net income of $98.7  million for 2003 was an  improvement  of $264.0  million  from the loss of $165.3  million  for 2002.  2002 had an additional  charge for DAC amortization of approximately  $278.0 million,  which did not recur in 2003.  Further details  regarding the components of revenues and expenses are described in the following paragraphs.

Revenues
Revenues  decreased by $23.4 million,  from $507.5 million to $484.1  million.  Realized  investment  gains  decreased by $27.3 million mainly due to lower  derivative  income of $41.2  million.  The prior year  included  economic  hedge  related gains from the Company's derivative  investments  of $31.8 million  compared to losses of $9.4 million in the current year.  The Company has had no  outstanding derivative positions since May 2003.

Policy  charges and fee income  decreased by $12.3  million.  M&E charges  decreased by $11.1 million as a result of the decline in the in-force  business.  Annuity fees are mainly  asset-based  fees,  which are dependent on the fund balances.  Average  annuity  separate account fund balances have declined as a result of unfavorable  valuation  changes in the securities market over the past several years resulting in a decrease in policy charges and fee income.

Net investment  income  increased by $7.0 million  primarily as a result of a $13.9 million  increase in net investment  results on the
Company's  separate  account  supporting its fixed,  market value  adjusted  investment  option due to an increase in average  separate account balances.  Favorable net investment results were partially offset by decreased income from fixed maturities of $5.1 million.

Asset  management  fees decreased by $3.5 million as a result of lower average  assets under  management  compared to last year.  Asset management fees are asset-based fees, which are dependent on the amount of assets under management.

Other income increased by $6.5 million due to the Company's change in its  classification of equity securities from  available-for-sale to trading which resulted in an increase of $6.5 million of realized and unrealized gains in the current year.

Benefits and Expenses
Policyholders'  benefits  increased by $7.2 million  primarily from increased  GMDB payments.  GMDB payments  increased by $3.6 million from $55.1 million in 2002 to $58.7 million for 2003.

As of December 31, 2003, the death benefit coverage in force  (representing  the amount that we would have to pay if all annuitants had died on that date) was approximately  $3.7 billion.  The death benefit coverage in force for an annuity contract  represents the excess of the guaranteed  benefit amount over the account value.  The GMDB feature  provides  annuity  contract  holders with a guarantee that the benefit  received at death will be no less than a prescribed  minimum  amount.  This minimum  amount is generally  based on the net deposits paid into the contract and, for greater than 80% of the business in force as of December 31, 2003,  this minimum  guarantee is applicable  only for the first ten  contract  years or until a specified  attained  age. To the extent that the GMDB is higher than the current  account value at the time of death,  the Company incurs a cost.  This results in increased  annuity policy benefits in periods of declining financial markets and in periods of stable financial markets following a decline.  Previously,  accounting  literature did not prescribe the recognition of a liability for the expected  future net costs  associated with GMDB  provisions.  However,  effective
January 1, 2004, we will adopt American  Institute of Certified Public  Accountants  Statement of Position  ("SOP") 03-01,  "Accounting
and Reporting by Insurance Enterprises for Certain  Nontraditional  Long-Duration  Contracts and for Separate Accounts," which requires us to record such a liability based on application of an expected benefit ratio to "cumulative  assessments"  through the balance sheet date,  and then  subtracting  "cumulative  excess  payments" from that date. We currently  estimate this liability to be  approximately
$3.0 million based on the difference  between the "cumulative  assessments" and "cumulative excess payments" measured from May 1, 2003, the date of acquisition.  In our periodic  evaluation of unamortized  VOBA and DAC associated with our variable  annuity  business,  we considered  the  expected  net costs  associated  with the GMDB in our  calculation  of  expected  gross  profits  from this  business.
Accordingly,  the effect of establishing  the GMDB reserve related to this business will be partially  offset by an estimated  increase of approximately $1.0 million in unamortized VOBA and DAC, resulting in higher future amortization.

In addition to  establishing a liability  associated with the GMDB feature,  SOP 03-01 requires a change in valuation and  presentation of our liability  associated with the market value adjustment ("MVA") feature contained in certain annuity  contracts.  The MVA feature requires the Company to pay to the contract  holder upon surrender the accreted value of the fund as well as a market value  adjustment based on the  crediting  rates on the contract  surrendered  compared to crediting  rates on newly issued  contracts.  Currently,  this liability is reflected at market value,  which  considers the effects of unrealized  gains and losses in contract value  resulting from changes in  crediting  rates.  Upon  adoption  of SOP 03-01,  the  Company  will  reclassify  this  liability  from  "Separate  account liabilities" to  "Policyholders'  account  balances" and reduce it to reflect  accreted value,  which excludes the effect of unrealized gains and losses in contract value  resulting from changes in crediting  rates.  However,  in valuing the VOBA  established at the date of acquisition,  we considered the effect of unrealized  gains and losses in contract value  associated  with annuities  containing the
MVA feature on future cash flows.  As a result,  the  reduction in the  liability  for the MVA feature will result in a net decrease in
VOBA of  approximately  $130.0 million,  and lower future  amortization.  We currently  estimate the net income statement impact of the reduction in liability  associated with the MVA feature to be  approximately  $20.0 million,  which primarily  represents the impact of changes in crediting  rates from May 1, 2003,  the date of the  Acquisition,  through  January 1, 2004, the date of the adoption of SOP
03-01.

Interest  credited to policyholder  account  balances  decreased by $65.5 million due to decreased  amortization  of deferred  purchase credits consistent with decreased amortization of DAC primarily as a result of purchase accounting.

General,  administrative,  and other  expenses  decreased by $373.6  million from the prior year.  The primary reason was a decrease in
DAC amortization of $382.5 million as the prior year had an additional  charge for DAC  amortization of  approximately  $278.0 million.
Also  contributing  to decreased DAC  amortization  was the Company's DAC asset being  assigned a fair value of zero,  consistent  with purchase  accounting  guidance as of the date of acquisition.  Partially  offsetting  this was an increase in net VOBA  amortization of
$38.0 million related to purchase accounting.

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

Tax Legislation
Current  federal  income tax laws  generally  permit  certain  holders to defer taxation on the build-up of value of annuities and life insurance  products until payments are actually made to the  policyholder  or other  beneficiary  and to exclude the build-up of value, which is paid as a death benefit under a life  insurance  contract.  Congress from time to time considers  legislation  that could make our products less attractive to consumers,  including  legislation  that would reduce or eliminate the benefit of this deferral on some annuities and insurance  products,  as well as other types of changes that could reduce or eliminate  the  attractiveness  of annuities and life insurance products to consumers.

In June 2001,  the  Economic  Growth and Tax Relief  Reconciliation  Act of 2001 (the "2001 Act") was  enacted.  The 2001 Act  contains provisions that will, over time,  significantly  lower individual tax rates.  This will have the effect of reducing the benefits of tax deferral  on the  build-up  of value of  annuities  and life  insurance  products.  The 2001 Act also  includes  provisions  that  will eliminate,  over time, the estate, gift and generation-skipping  taxes and partially eliminates the step-up in basis rule applicable to property held in a decedent's estate.  Some of these changes might hinder our sales and result in the increased  surrender of insurance and annuity products.

In May 2003,  the Jobs and Growth Tax Relief  Reconcilation  Act of 2003 (the "2003  Act") was  enacted  Individual  taxpayers  are the principal  beneficiaries  of the 2003 Act,  which  includes  an  acceleration  of certain of the  income  tax rate  reductions  enacted originally  under the 2001 Act, as well as capital  gains and  dividend tax rate  reductions.  Although  most of these rate  reductions expire  after 2008 or later,  these  reductions  have the effect of reducing  the  benefits of tax deferral on the build-up of value of annuities and life insurance  products.  These changes may hinder our sales and result in increased  surrender of insurance and annuity products.

The Bush  Administration  has also recently  proposed (i) that many of the foregoing rate reductions be made permanent and (ii) several tax-  favored  savings  initiatives  that,  if enacted by  Congress,  could also  adversely  affect the sale of our  annuity,  life and tax-qualified retirement products and increase the surrender of such products.

In addition,  NAIC statutory  reserving  guidelines and/or  interpretations of those guidelines may change in the future.  Such changes may require the Company to modify, perhaps materially, its statutory-based reserves for variable annuity contracts.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------------

Risk Management and Market Risk
As an indirect wholly-owned  subsidiary of Prudential Financial,  the Company benefits from the risk management strategies  implemented by its parent.  Risk  management  includes the  identification  and measurement of various forms of risk,  establishment  of acceptable risk  thresholds,  and  creation of  processes  intended to maintain  risks within these  thresholds  while  optimizing  returns on the underlying assets or liabilities.  Prudential Financial considers risk management an integral part of its core businesses.

Market  risk is the risk of change in the value of  financial  instruments  as a result of  absolute  or  relative  changes in interest rates,  foreign currency  exchange rates or equity or commodity prices. To varying degrees,  the investment  activities  supporting all of the Company's  products and services  generate market risks.  Market risks incurred and the strategies for managing these risks vary by product.

With  respect to our fixed rate options in our variable  annuity  products,  the Company  incurs  market risk  primarily in the form of interest rate risk. The Company manages this risk through  asset/liability  management  strategies that seek to match the interest rate sensitivity  of the assets to that of the underlying  liabilities.  The Company also mitigates this risk through a MVA provision on the
Company's  fixed  investment  option.  This MVA provision  limits interest rate risk when a contract owner withdraws funds or transfers funds to variable  investment  options before the end of the guarantee  period.  The Company's overall objective in these strategies is to limit the net change in value of assets and  liabilities  arising  from  interest  rate  movements.  While it is more  difficult  to measure the interest  sensitivity of the Company's  insurance  liabilities  than that of the related assets,  to the extent the Company can measure such  sensitivities the Company believes that interest rate movements will generate asset value changes that  substantially offset changes in the value of the liabilities relating to the underlying products.

For variable  annuities,  excluding the fixed rate options in these products,  the Company's main exposure is the risk that asset-based fees may  decrease as a result of declines in assets  under  management  due to changes in market  performance.  For  variable  annuity products with minimum  guaranteed death and living  benefits,  the Company also faces the risk that declines in the value of underlying investments  as a result of changes in securities  prices may increase the Company's  net exposure to death and living  benefits  under these contracts.

Asset/Liability Management
The  Company's  asset/liability  management  strategies  seek to match  the  interest  rate  sensitivity  of the  assets to that of the underlying  liabilities  and to construct asset mixes  consonant with product  features,  such as interest  crediting  strategies.  The
Company also considers  risk-based capital  implications in its asset/liability  management  strategies.  The Company seeks to maintain interest rate and equity exposures  within  established  ranges,  which are  periodically  adjusted based on market  conditions and the design of related  insurance  products sold to customers.  The Company's risk managers,  who work with portfolio and asset managers but under separate  management,  establish  investment risk limits for exposures to any issuer,  or type of security and oversee efforts to manage risk within policy constraints set by management and approved by the Board of Directors.

The Company  uses  duration and  convexity  analyses to estimate  the price  sensitivity  of assets and  liabilities  to interest  rate changes.  Duration is an  estimate  of the  sensitivity  of the fair value of a  financial  instrument  relative to changes in interest rates.  Convexity is an estimate of the rate of change of duration with respect to changes in interest  rate,  and is commonly used for managing assets with prepayment  risk, such as  mortgage-backed  securities.  The Company seeks to manage its interest rate exposure by matching the relative  sensitivity  of asset and liability  values to interest  rate changes,  or  controlling  "duration  mismatch" of assets and  liabilities.  The Company has a target  duration  mismatch  level of plus or minus 0.5 years.  As of December 31, 2003, the difference  between the pre-tax duration of assets and the target duration of liabilities in the Company's  duration managed  portfolio was plus 0.04 years.

The Company  also  performs  portfolio  stress  testing as part of its  regulatory  cash flow  testing.  In this  testing,  the Company evaluates the impact of altering its  interest-sensitive  assumptions  under various  moderately  adverse  interest rate  environments.
These  interest-sensitive  assumptions relate to the timing and amounts of redemptions and pre-payments of fixed-income  securities and lapses and surrenders of insurance  products.  The Company evaluates any shortfalls that this cash flow testing reveals to determine if there is a need to increase statutory reserves or adjust portfolio management strategies.

Market Risk Related to Interest Rate Risk
Fluctuations  in interest  rates can  potentially  impact the  Company's  profitability  and cash flows.  At December 31, 2003,  93% of assets held under management by the Company are in non-guaranteed  separate  accounts for which the Company's  interest rate and equity market exposure is not  significant,  as the contract owner assumes  substantially  all of the investment  risk. Of the remaining 7% of assets,  the interest  rate risk from  contracts  that carry  interest  rate exposure is managed  through an  asset/liability  matching program which takes into account estimates of the risk variables of the insurance liabilities supported by the assets.

At December 31, 2003,  the Company held fixed  maturity  investments  in its general  account that are sensitive to changes in interest rates.  These  securities are held in support of the Company's fixed immediate  annuities,  fixed  supplementary  contracts,  the fixed investment  option offered in its variable life insurance  contracts,  and in support of the Company's  target  solvency  capital.  The
Company has a conservative  investment  philosophy with regard to these  investments.  All  investments are investment  grade corporate securities, government agency or U.S. government securities.

The Company assesses  interest rate sensitivity for its financial  assets,  financial  liabilities and derivatives  using  hypothetical test  scenarios  which assume both upward and  downward 100 basis point  parallel  shifts in the yield curve from  prevailing  interest rates.  The following  tables set forth the potential loss in fair value from a  hypothetical  100 basis point upward shift at December
31, 2003 and 2002,  because this  scenario  results in the greatest net exposure to interest  rate risk of the  hypothetical  scenarios tested at those  dates.  While the test  scenario is for  illustrative  purposes  only and does not reflect  management's  expectations regarding  future  interest rates or the  performance of fixed income  markets,  it is a near-term,  reasonably  possible  hypothetical change that  illustrates  the  potential  impact of such  events.  These test  scenarios do not measure the changes in value that could result  from  non-parallel  shifts in the yield  curve,  which would be expected  to produce  different  changes in discount  rates for different  maturities.  As a result,  the actual loss in fair value from a 100 basis point change in interest  rates could be different from that indicated by these calculations.

                                                   December 31, 2003
                                     -----------------------------------------------
                                     -----------------------------------------------
                                                      Fair Value
                                                      After + 100
                                                      Basis Point
                                       Estimated       Parallel      Hypothetical
                                          Fair        Yield Curve      Change in
                                         Value           Shift        Fair Value
                                     -----------------------------------------------
Financial Assets with Interest Rate                  (In millions)
Risk:
Financial Assets:
   Fixed Maturities:
     Available for Sale                $       425    $       411     $      (14)
   Policy Loans                                  8              8              -

                                                                    ----------------
Total Estimated Potential Loss                                        $      (14)
                                                                    ================

                                                   December 31, 2002
                                     -----------------------------------------------
                                     -----------------------------------------------
                                                       Fair Value
                                                      After + 100
                                                      Basis Point
                                       Estimated        Parallel     Hypothetical
                                          Fair        Yield Curve      Change in
                                          Value          Shift        Fair Value
                                     -----------------------------------------------
Financial Assets with Interest Rate                  (In millions)
Risk:
Financial Assets:
   Fixed Maturities:
     Available for Sale                $       399    $       386     $      (13)
   Policy Loans                                  8              8              -

                                                                    ----------------
Total Estimated Potential Loss                                        $      (13)
                                                                    ================

The  estimated  changes in fair values of the  financial  assets  shown  above  relate to assets  invested in support of the  Company's insurance  liabilities,  but do not include  assets  associated  with  products  for which  investment  risk is borne  primarily by the contract holders rather than the Company.

The Company's  deferred annuity  products offer a fixed  investment  option which subjects the Company to interest rate risk. The fixed option  guarantees a fixed rate of interest for a period of time selected by the contract  owner.  Guarantee  period options  available range  from one to ten  years.  Withdrawal  of funds,  or  transfer  of funds to  variable  investment  options,  before the end of the guarantee  period  subjects  the  contract  owner to a MVA.  In the event of  rising  interest  rates,  which  make the fixed  maturity securities  underlying the guarantee less valuable,  the MVA could be negative.  In the event of declining  interest rates,  which make the fixed maturity  securities  underlying the guarantee more valuable,  the MVA could be positive.  The resulting increase or decrease in the value of the fixed option,  from  calculation  of the MVA,  should  substantially  offset the decrease or increase in the market value of the securities  underlying the guarantee.  However, the Company still takes on the default risk for the underlying  securities and the interest rate risk of reinvestment of interest payments.

As of December 31, 2003, assets held in the Company's  guaranteed separate account,  primarily fixed income investments  supporting the liability  associated  with the MVA,  had a fair  value  of $1.8  billion.  The  Company  performed  a  sensitivity  analysis  on these interest-sensitive  assets and  liabilities  at December 31, 2003. The analysis  showed that an immediate  decrease of 100 basis points in interest rates would result in a net increase in assets and the corresponding  liabilities of approximately  $63.0 million and $60.0 million,  respectively.  An analysis of a 100 basis point  decline in interest  rates at December  31,  2002,  showed a net increase in interest-sensitive assets and the corresponding liabilities of approximately $69.0 million.

Market Risk Related to Equity Prices
The Company has a portfolio of equity  investments  consisting  of mutual funds,  which are held in support of a deferred  compensation program.  In the event of a decline in market values of underlying  securities,  the value of the portfolio would decline;  however the accrued benefits payable under the related deferred compensation program would decline by a corresponding amount.

For equity investments  within the separate accounts,  the investment risk is borne primarily by the contract holder rather than by the
Company.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

Information  required with respect to this Item 8 regarding  Financial  Statements and  Supplementary  Data is set forth  commencing on page F-3 hereof.  See Index to Consolidated Financial Statements elsewhere in this Annual Report.

Item 9.  Changes in and Disagreements with Independent Accountants on Accounting and Financial Disclosure
---------------------------------------------------------------------------------------------------------

None.

Item 9a.  Controls and Procedures
-----------------------------------

In order to ensure that the  information  we must  disclose in our filings with the  Securities  and Exchange  Commission  is recorded, processed,  summarized,  and reported on a timely basis,  the Company's  management,  including our Chief  Executive  Officer and Chief
Financial  Officer,  have reviewed and evaluated the  effectiveness of our disclosure  controls and procedures,  as defined in Exchange
Act Rules  13a-15(e)  and  15d-15(e),  as of  December  31,  2003.  Based on such  evaluation,  the Chief  Executive  Officer and Chief
Financial  Officer have  concluded  that, as of December 31, 2003,  our  disclosure  controls and  procedures  were effective in timely alerting  them to material  information  relating to us required to be included in our periodic  SEC filings.  There has been no change in our internal  control over financial  reporting  during the quarter ended December 31, 2003,  that has  materially  affected,  or is reasonably likely to materially affect, our internal control over financial reporting.
                                                               PART III
                                                               --------

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

We have adopted a code of conduct,  known as Making the Right Choices,  which applies to our chief executive  officer,  chief financial officer,  and our  controller,  as well as to our directors and other  employees.  Making the Right Choices  contains a code of ethics, which is posted on our website at  www.investor.prudential.com.  Our code of ethics,  any  amendments  and any waiver under our code of
ethics   granted  to  any  of  our   directors  or  executive   officers   will  be  available   free  of  charge  on  our  website  at
www.investor.prudential.com.

Item 14.  Principal Accounting Fees and Services
--------------------------------------------------

The Audit  Committee of the Board of Directors of Prudential  Financial (the "Audit  Committee")  has appointed  PricewaterhouseCoopers
LLP ("PwC") as the independent auditors of Prudential Financial and certain of its domestic and international  subsidiaries,  including the Company.  The Audit Committee has established a policy requiring its pre-approval of all audit and permissible  non-audit  services provided by the independent  auditor.  With respect to the services of PwC, the specific  information called for by this item is hereby incorporated  by reference to the section  entitled "Item 2 - Ratification  of the  Appointment of Independent  Auditors" in Prudential
Financial's  definitive  proxy  statement  for the Annual  Meeting  of  Shareholders  to be held on June 8, 2004,  to be filed with the
Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the year ended December 31, 2003.

Prior to the  Acquisition,  Ernst & Young LLP ("E&Y") served as the Company's  certifying  accountants.  The following is a summary and description of fees for services provided by E&Y during 2003 and 2002.

Audit Fees
The aggregate  fees for  professional  services  rendered for audits of  consolidated  financial  statements  of American  Skandia Life
Assurance  Corporation,  issuance of comfort  letters,  agreed-upon  procedures  required by regulation,  consents and assistance  with review of documents filed with the Securities and Exchange Commission were $49 thousand for 2003 and $488 thousand for 2002.

Audit Related Fees
The aggregate fees for assurance and related  services  including due diligence,  internal control reports and benefit plan audits were
$63 thousand for 2003 and $73 thousand for 2002.

Tax Fees
The aggregate fees for services rendered for tax return preparation,  tax advice,  employee benefit plans and requests for rulings were
$364 thousand in 2003 and $645 thousand in 2002.

All Other Fees
The aggregate fees for all other services rendered,  including  financial  information  systems and design, were $0 for 2003 and $0 for
2002.

                                                                PART IV
                                                                -------

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

(a)

     (1) Financial Statements                        Financial  Statements  of the  Registrant  and its  subsidiary  are  listed in the accompanying "Index to Consolidated  Financial  Statements" on page F-1 hereof and are filed as part of this Report.

     (2) Financial Statement Schedules               None.*

     (3) Exhibits
         --------

         2.       None.

         3.       (i)   Certificate Restating the Certificate of Incorporation of American Skandia Life Assurance Corporation, dated
                  February 8, 1988, is filed herewith.

                  (ii)   Certificate of Amendment to the Restated Certificate of Incorporation of American Skandia Life Assurance
                  Corporation, dated December 17, 1999, is filed herewith.

                  (iii)  By-Laws of American Skandia Life Assurance Corporation, as amended June 17, 1998, are filed herewith.

         4.       Instruments defining the right of security holders including indentures are incorporated by reference to the
                  Company's Registration No. 333-103889, 33-88360, 33-89676, 33-91400, 333-00995, 333-02867, 333-24989, 333-25761,
                  333-97939, 333-26695, 333-97943 and 333-97941.

         9.       None.

         10.      None.

         11.      Not applicable.

         12.      Not applicable.

         13.      Not applicable.

         14.      Not applicable.

         16.      Letter regarding Change in Certifying Accountant - Incorporated by reference to Company's Form 8-K, Commission file number 33-44202, filed October 9, 2003.

         18.      None.

         21.      Not applicable.

         22.      None.

         23.      Not applicable.

         24.      Powers of Attorney are filed herewith.

         31.1     Section 302 Certification of the Chief Executive Officer

         31.2     Section 302 Certification of the Chief Financial Officer

         32.1     Section 906 Certification of the Chief Executive Officer

         32.2     Section 906 Certification of the Chief Financial Officer

(b)   Report on Form 8-K
                  Form 8-K, Commission file number 33-44202, filed on October 9, 2003, reporting a Change in the Company's Certifying Accountant, as of October 3, 2003.

* Schedules are omitted  because they are either not applicable or because the  information  required  therein is included in the Notes to Consolidated Financial Statements.

                                                              SIGNATURES
                                                              -----------

Pursuant to the  requirements  of Section 13, or 15 (d) of the  Securities  Exchange Act of 1934,  the  Registrant has duly caused this report to be signed on its behalf by the undersigned,  thereunto duly authorized,  in the city of Shelton,  and state of Connecticut on the 19th day of March 2004.

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                                                             (Registrant)

                                            By:     /s/  Zafar Rashid
                                                  -------------------
                                                  Zafar Rashid
                                                  Executive Vice President and Chief Financial Officer
                                                  (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the  requirements  of the Securities  Exchange Act of 1934,  this report has been signed below by the following  persons on behalf of the Registrant and in the capacities indicated on March 19, 2004.

Name                                                                   Title
----                                                                   -----

James J. Avery, Jr.  *                                                 Director
----------------------
James J. Avery, Jr.

Vivian L. Banta  *                                                     Director
------------------------
Vivian L. Banta

Richard J. Carbone  *                                                  Director
---------------------------
Richard J. Carbone

Helen M. Galt  *                                                       Director
----------------------
Helen M. Galt

Ronald Paul Joelson  *                                                 Director
---------------------------
Ronald Paul Joelson

  /s/  David R. Odenath, Jr.                                           Chief Executive Officer, President and Director
----------------------------
David R. Odenath, Jr.

Andrew J. Mako  *                                                      Director
-------------------------
Andrew J. Mako

                                            * By:    /s/  Zafar Rashid
                                                   ------------------------
                                                       Zafar Rashid
                                                       (Attorney-in-Fact)

                                                             UNITED STATES
                                                  SECURITIES AND EXCHANGE COMMISSION
                                                         WASHINGTON, DC 20549

                                                               FORM 10-K
                                                             ANNUAL REPORT

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                                                 Consolidated Financial Statements and
                                                    Report of Independent Auditors

                                                      December 31, 2003 and 2002

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION

                                              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Statements                                                                                  Page No.
--------------------                                                                                  --------

     AMERICAN SKANDIA LIFE ASSURANCE CORPORATION

     Reports of Independent Auditors                                                                    F - 2

     Consolidated Financial Statements:

         Consolidated Statements of Financial Position
         December 31, 2003 and 2002                                                                     F - 4

         Consolidated Statements of Operations and Comprehensive Income
         Eight months ended December 31, 2003, Four months ended April 30, 2003 and
         Years ended December 31, 2002 and 2001                                                         F - 5

         Consolidated Statements of Stockholder's Equity
         Eight months ended December 31, 2003, Four months ended April 30, 2003 and
         Years ended December 31, 2002 and 2001                                                         F - 6

         Consolidated Statements of Cash Flows
         Eight months ended December 31, 2003, Four months ended April 30, 2003 and
         Years ended December 31, 2002 and 2001                                                         F - 7

         Notes to Consolidated Financial Statements                                                     F - 8

                                                    Report of Independent Auditors

To the Board of Directors and Stockholder
of American Skandia Life Assurance Corporation:

In our opinion,  the financial  statements  listed in the accompanying  index present fairly, in all material  respects,  the financial position  of American  Skandia  Life  Assurance  Corporation  (an indirect  wholly-owned  subsidiary  of  Prudential  Financial,  Inc., effective May 1, 2003) at December 31, 2003, and the results of its operations  and its cash flows for the eight months ended December 31,
2003 in conformity with accounting  principles  generally accepted in the United States of America.  These financial statements are the responsibility of the Company's  management;  our  responsibility  is to express an opinion on these financial  statements based on our audit. We conducted our audit of these  statements in accordance  with auditing  standards  generally  accepted in the United States of
America,  which require that we plan and perform the audit to obtain  reasonable  assurance about whether the financial  statements are free of material  misstatement.  An audit includes examining,  on a test basis,  evidence supporting the amounts and disclosures in the financial  statements,  assessing the accounting  principles  used and  significant  estimates  made by management,  and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut
February 27, 2004

                                                    Report of Independent Auditors

To the Board of Directors and Stockholder
of American Skandia Life Assurance Corporation:

In our opinion,  the financial  statements listed in the accompanying  index present fairly, in all material  respects,  the results of
operations  and  cash flows  of American  Skandia Life Assurance  Corporation (an indirect   wholly-owned  subsidiary  of  Prudential
Financial, Inc., effective May 1, 2003) and its subsidiary for the period from January 1, 2003 through April 30, 2003 in conformity with accounting  principles  generally  accepted in the United States of America.  These financial  statements are the responsibility of the
Company's  management;  our responsibility is to express an opinion on these financial  statements based on our audit. We conducted our audit of these  statements in accordance  with auditing  standards  generally  accepted in the United States of America,  which require that we plan and  perform  the audit to obtain  reasonable  assurance  about  whether  the  financial  statements  are free of material misstatement.  An audit  includes  examining,  on a test  basis,  evidence  supporting  the amounts and  disclosures  in the  financial statements,  assessing the  accounting  principles  used and  significant  estimates  made by  management,  and  evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut
February 27, 2004

                                                    Report of Independent Auditors

To the Board of Directors and Shareholder of
    American Skandia Life Assurance Corporation
Shelton, Connecticut

We have audited the accompanying  consolidated  statements of financial  position of American  Skandia Life Assurance  Corporation (the
Company) as of December 31, 2002 and 2001,  and the related  consolidated  statements of operations  and  comprehensive  income (loss), stockholder's  equity,  and cash flows for each of the two years in the period ended December 31, 2002. These financial  statements are the  responsibility of the Company's  management.  Our  responsibility is to express an opinion on these financial  statements based on our audits.

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

In our opinion,  the financial  statements  referred to above present fairly,  in all material  respects,  the  consolidated  financial position  of American  Skandia  Life  Assurance  Corporation  at December  31,  2002 and 2001,  and the  consolidated  results of their operations  and their cash flows for each of the two years in the period  ended  December  31,  2002,  in  conformity  with  accounting principles generally accepted in the United States.

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

/s/ ERNST & YOUNG LLP

Hartford, Connecticut
February 3, 2003

American Skandia Life Assurance Corporation

Consolidated Statements of Financial Position
December 31, 2003 and 2002 (in thousands)
------------------------------------------------------------------------------------------------------------------------------------

                                                                             Successor          Predecessor
                                                                         ------------------   -----------------
                                                                               2003                 2002
                                                                         ------------------   -----------------
ASSETS
Fixed maturities available for sale,
   at fair value (amortized cost, 2003: $427,705; 2002: $379,422)          $     425,231        $     398,601
Equity securities trading, at fair value (cost of $54,792)                        59,485                    -
Equity securities available for sale, at fair value (cost of $52,017)                  -               51,769
Policy loans                                                                       8,371                7,559
Short-term investments                                                            39,587                    -
Other short-term investments                                                           -               10,370
                                                                         ------------------   -----------------
   Total investments                                                             532,674              468,299
Cash and cash equivalents                                                              -               51,339
Deferred policy acquisition costs                                                122,572            1,117,544
Accrued investment income                                                          3,969                4,196
Reinsurance recoverable                                                            3,819                5,447
Receivables from Parent and affiliates                                             3,200                2,810
Deferred tax asset                                                               256,950               38,206
Valuation of business acquired                                                   402,169                    -
Other assets                                                                      94,568              115,131
Separate account assets                                                       25,817,612           21,905,613
                                                                         ------------------   -----------------
TOTAL ASSETS                                                               $  27,237,533        $  23,708,585
                                                                         ==================   =================

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
Policyholders' account balances                                            $     132,234        $     140,496
Future policy benefits and other policyholder liabilities                         13,681                8,853
Income taxes payable                                                              34,528                6,547
Payables to Parent and affiliates                                                 16,396                2,223
Securities sold under agreements to repurchase                                    20,850                    -
Short-term borrowing                                                             116,000               10,000
Future fees payable to American Skandia, Inc. ("ASI")                            307,879              708,249
Surplus notes                                                                          -              110,000
Other liabilities                                                                201,856              133,543
Separate account liabilities                                                  25,817,612           21,905,613
                                                                         ------------------   -----------------
Total liabilities                                                             26,661,036           23,025,524
                                                                         ------------------   -----------------

Contingencies (See Footnote 11)

Stockholder's Equity
Common stock, $100 par value;
     25,000 shares, authorized,
     issued and outstanding                                                        2,500                2,500
Paid-in-capital                                                                  485,100              595,049
Retained earnings                                                                 90,856               73,821
Deferred compensation                                                               (360)                   -
Accumulated other comprehensive (loss) income                                     (1,599)              11,691

                                                                         ------------------   -----------------
Total stockholder's equity                                                       576,497              683,061
                                                                         ------------------   -----------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                 $  27,237,533        $  23,708,585
                                                                         ==================   =================

                                            See Notes to Consolidated Financial Statements

     The purchase method of accounting was used to record the fair values of assets acquired and liabilities assumed by Prudential
       Financial, Inc. and "pushed-down" to the Company. This accounting will most notably result in decreased amortization and depreciation reported in future periods. Accordingly, the accompanying financial statements of the Company, when indirectly wholly-owned by Skandia Insurance Company Ltd., and the Company, currently indirectly wholly-owned by Prudential Financial, Inc., are not comparable in many material respects.

American Skandia Life Assurance Corporation

Consolidated Statements of Operations and Comprehensive Income
Eight months ended December 31, 2003, Four months ended April 30, 2003 and
----------------------------------------------------------------------------------------------------------------------------------
Years ended December 31, 2002 and 2001 (in thousands)

                                           Successor           Predecessor       Predecessor      Predecessor
                                         --------------      --------------    --------------   ---------------
                                         --------------      --------------                     ---------------
                                          Eight months         Four months
                                             ended           ended April 30,
                                          December 31,
                                              2003                2003              2002              2001
                                         --------------      --------------    --------------   ---------------
                                         --------------

REVENUES

Premiums                                  $   7,439           $   2,496        $    3,895         $    2,600
Policy charges and fee income               241,955             109,213           363,420           391,694
Net investment income (loss)                 26,707              (1,289)           18,415            27,308
Realized investment (losses) gains,            (472)             (4,601)           22,189            12,955
net
Asset management fees                        66,108              28,092            97,650           111,196
Other income                                  7,862                 618             1,945             1,594
                                         --------------      --------------    --------------   ---------------

Total revenues                              349,599             134,529           507,514           547,347
                                         --------------      --------------    --------------   ---------------

BENEFITS AND EXPENSES

Policyholders' benefits                      43,680              23,946            60,415            (3,379)
Interest credited to policyholders'
account balances                              4,689              13,693            83,911            61,818
General, administrative and other
expenses                                    159,973              97,640           631,255           448,641
                                         --------------      --------------    --------------   ---------------

Total benefits and expenses                 208,342             135,279           775,581           507,080
                                         --------------      --------------    --------------   ---------------

Income (loss) from operations before
income taxes                                141,257                (750)         (268,067)           40,267
                                         --------------      --------------    --------------   ---------------

Income tax expense (benefit)                 50,401              (8,544)         (102,810)            7,168
                                         --------------      --------------    --------------   ---------------

NET INCOME (LOSS)                            90,856               7,794          (165,257)           33,099
                                         --------------      --------------    --------------   ---------------

Other comprehensive (loss) income, net
of tax                                       (1,599)               (269)           10,930              (342)
                                         --------------      --------------    --------------   ---------------

TOTAL COMPREHENSIVE        INCOME
(LOSS)                                    $  89,257           $   7,525         $(154,327)       $   32,757
                                         ==============      ==============    ==============   ===============

                                            See Notes to Consolidated Financial Statements

     The purchase method of accounting was used to record the fair values of assets acquired and liabilities assumed by Prudential
       Financial, Inc. and "pushed-down" to the Company. This accounting will most notably result in decreased amortization and depreciation reported in future periods. Accordingly, the accompanying financial statements of the Company, when indirectly wholly-owned by Skandia Insurance Company Ltd., and the Company, currently indirectly wholly-owned by Prudential Financial, Inc., are not comparable in many material respects.

American Skandia Life Assurance Corporation

Consolidated Statements of Stockholder's Equity
Eight months ended December 31, 2003, Four months ended April 30, 2003 and Years ended December 31, 2002 and 2001 (in thousands)
------------------------------------------------------------------------------------------------------------------------------------------------

                                                                                                    Accumulated
                                                                                                      other             Total
                                                         Paid-in-      Retained       Deferred      comprehensive    stockholder's
                                           Common         capital      earnings     compensation      income             equity
                                            Stock
                                       -----------------------------------------------------------------------------------------------
                                       -----------------------------------------------------------------------------------------------

Balance, January 1, 2001 (Predecessor)          $                $     $ 205,979       $     -       $     1,103       $   496,911
                                       2,500           287,329

Net income                             -        -                -        33,099             -                 -            33,099
Capital contributions                           -           48,000             -             -                              48,000
Change in foreign currency
translation       adjustments, net of  -        -                -             -             -               (67)              (67)
taxes
Change in net unrealized investment
gains, net of reclassification
adjustment        and taxes            -        -                -             -             -              (275)             (275)
                                       -----------------------------------------------------------------------------------------------
                                       -----------------------------------------------------------------------------------------------
Balance, December 31, 2001
(Predecessor)                               2,500          335,329       239,078             -               761           577,668

Net loss                               -        -                -      (165,257)            -                 -          (165,257)
Capital contributions                  -        -          259,720             -             -                 -           259,720
Change in foreign currency
translation       adjustments, net of           -                -              -            -              (630)             (630)
taxes
Change in net unrealized investment
gains, net of reclassification
adjustment        and taxes            -        -                -              -            -            11,560            11,560
                                       -----------------------------------------------------------------------------------------------
                                       -----------------------------------------------------------------------------------------------
Balance, December 31, 2002
(Predecessor)                               2,500          595,049        73,821             -            11,691           683,061

Net income                             -        -                -         7,794             -                 -             7,794
Capital contributions                  -        -            2,183             -             -                 -             2,183
Change in foreign currency
translation       adjustments, net of  -        -                -              -            -               615               615
taxes
Change in net unrealized investment
gains, net of reclassification
adjustment        and taxes            -        -                                            -              (884)             (884)
                                                       -                       -
                                       -----------------------------------------------------------------------------------------------
                                       -----------------------------------------------------------------------------------------------
Balance, April 30, 2003 (Predecessor)       2,500                         81,615             -            11,422           692,769
                                                       597,232

Acquisition purchase accounting
adjustments (See Footnote 4)                    -         (112,187)      (81,615)            -           (11,422)         (205,224)
                                       -----------------------------------------------------------------------------------------------

Balance, May 1, 2003 opening balance
sheet (Successor)                           2,500          485,045             -             -                 -           487,545

Net income                                      -                -        90,856             -                 -            90,856
Stock-based compensation                        -               55             -             -                 -                55
Deferred compensation program                   -                -             -          (360)                -              (360)
Change in net unrealized investment
gains, net of reclassification
adjustment        and taxes            -        -                -             -             -            (1,599)           (1,599)
                                       -----------------------------------------------------------------------------------------------
                                       -----------------------------------------------------------------------------------------------
Balance, December 31, 2003 (Successor)   $  2,500        $ 485,100     $  90,856       $  (360)      $    (1,599)      $   576,497
                                       ===============================================================================================

                                            See Notes to Consolidated Financial Statements

     The purchase method of accounting was used to record the fair values of assets acquired and liabilities assumed by Prudential
       Financial, Inc. and "pushed-down" to the Company. This accounting will most notably result in decreased amortization and depreciation reported in future periods. Accordingly, the accompanying financial statements of the Company, when indirectly wholly-owned by Skandia Insurance Company Ltd., and the Company, currently indirectly wholly-owned by Prudential Financial, Inc., are not comparable in many material respects.

American Skandia Life Assurance Corporation

Consolidated Statements of Cash Flows
Eight months ended December 31, 2003, Four months ended April 30, 2003 and Years ended December 31, 2002 and 2001 (in thousands)
------------------------------------------------------------------------------------------------------------------------------------------------
                                                                  Successor          Predecessor       Predecessor     Predecessor
                                                              -------------------   ---------------- ---------------- ---------------
                                                                 Eight months        Four months
                                                                ended December       ended April
                                                                   31, 2003            30, 2003           2002            2001
                                                              -------------------   ---------------- ---------------- ---------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income (loss)                                               $    90,856           $     7,794       $  (165,257)     $  33,099
Adjustments to reconcile net income (loss) to net cash from
(used in) operating activities:
   Realized investment losses (gains), net                              472                 4,601         (22,189)         (12,955)
   Amortization and depreciation                                     58,447                 5,288          21,649           13,374
   Change in:
     Policy reserves                                                  6,580                 4,288           3,293          (38,742)
     Accrued investment income                                          515                  (288)            541              472
     Net receivable/payable to Parent and affiliates                 13,509                   124         (98,339)         104,123
     Policy loans                                                      (774)                  (38)         (1,000)          (2,813)
     Deferred policy acquisition costs                             (122,572)              (12,601)        265,737           14,911
     Income taxes payable/receivable                                 (3,030)                 (464)         37,084            4,083
     Other, net                                                      (1,249)               (3,588)       (169,312)          77,400
                                                              -------------------   ---------------- ---------------- ---------------
Cash Flows From (Used in) Operating Activities                       42,754                 5,116        (127,793)         192,952
                                                              -------------------   ---------------- ---------------- ---------------
CASH FLOWS USED IN INVESTING ACTIVITIES:
   Proceeds from the sale/maturity of
     fixed maturities available for sale                             75,101               131,628         367,263          390,816
   Payments for the purchase of
     fixed maturities available for sale                           (103,237)             (135,885)       (388,053)        (462,820)
   Proceeds from the sale of shares in equity securities             39,920                10,955          34,220           25,228
   Payments for the purchase of shares in equity
securities and dividend reinvestments                               (25,951)              (24,809)        (49,713)         (55,430)
   Short-term investments, net                                      (39,587)                    -               -                -
   Other short-term investments, net                                      -                 1,019          26,958            9,518

                                                              -------------------   ---------------- ---------------- ---------------
Cash Flows Used in Investing Activities                             (53,754)              (17,092)         (9,325)         (92,688)
                                                              -------------------   ---------------- ---------------- ---------------
CASH FLOWS (USED IN) FROM FINANCING ACTIVITIES:
   Capital contribution                                                   -                 2,183         259,720           48,000
   Decrease in future fees payable to ASI, net                      (80,393)              (63,343)        (91,223)        (137,982)
   Securities sold under agreements to repurchase                    20,850                     -               -                -
   Net increase in short-term borrowing                              71,000                35,000               -                -
   Pay down of surplus notes                                              -                     -         (34,000)         (15,000)
   Stock-based compensation                                              55                     -               -                -
   Deferred compensation program                                       (360)                    -               -                -
   Deposits to contract owner accounts                               42,361               155,034         192,263          276,827
   Withdrawals from contract owner accounts                        (153,384)              (63,357)       (164,964)        (130,476)
   Change in contract owner accounts, net of
investment earnings                                                  82,853               (77,809)         27,631         (154,271)
                                                              -------------------   ---------------- ---------------- ---------------
Cash Flows (Used in) From Financing Activities                      (17,018)              (12,292)        189,427         (112,902)
                                                              -------------------   ---------------- ---------------- ---------------

   Net (decrease) increase in cash and cash equivalents             (28,018)              (24,268)         52,309          (12,638)
   Change in foreign currency translation, net                            -                   947            (970)            (103)
   Cash and cash equivalents, beginning of period                    28,018                51,339               -           12,741
                                                              -------------------   ---------------- ---------------- ---------------
                                                              -------------------   ---------------- ---------------- ---------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                        $         -           $    28,018       $  51,339        $       -
                                                              ===================   ================ ================ ===============
                                                              ===================   ================ ================ ===============
   Income taxes paid (received)                                 $       877           $        13       $ (40,823)       $ (43,130)
                                                              ===================   ================ ================ ===============
                                                              ===================   ================ ================ ===============
   Interest paid (received)                                     $    14,454           $    (7,788)      $  23,967        $  56,831
                                                              ===================   ================ ================ ===============

                                            See Notes to Consolidated Financial Statements

     The purchase method of accounting was used to record the fair values of assets acquired and liabilities assumed by Prudential
       Financial, Inc. and "pushed-down" to the Company. This accounting will most notably result in decreased amortization and depreciation reported in future periods. Accordingly, the accompanying financial statements of the Company, when indirectly wholly-owned by Skandia Insurance Company Ltd., and the Company, currently indirectly wholly-owned by Prudential Financial, Inc., are not comparable in many material respects.
American Skandia Life Assurance Corporation
---------------------------------------------------------------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
---------------------------------------------------------------------------------------------------------------------------------------

1.   BUSINESS

American  Skandia Life Assurance  Corporation  (the  "Company"),  with its principal  offices in Shelton,  Connecticut,  is an indirect wholly-owned subsidiary of Prudential Financial,  Inc. ("Prudential  Financial").  On December 19, 2002, Skandia Insurance Company Ltd.
(publ)  ("SICL"),  an insurance  company  organized  under the laws of the Kingdom of Sweden,  and the ultimate  parent  company of the
Company prior to May 1, 2003,  entered into a definitive  purchase  agreement  with  Prudential  Financial,  a New Jersey  corporation, whereby  Prudential  Financial  would  acquire the  Company and certain of its  affiliates  (the  "Acquisition").  On May 1, 2003,  the initial phase of the Acquisition was consummated.  This included  Prudential  Financial  acquiring 90% of Skandia U.S. Inc.'s ("SUSI"), an indirect parent of the Company,  outstanding  common stock. On September 9, 2003,  Prudential  Financial  acquired the remaining 10%
of SUSI's outstanding common stock for $165 million (see Notes 4 and 6 for additional information on the Acquisition).

The Company develops long-term savings and retirement  products,  which are distributed through its affiliated  broker/dealer  company,
American Skandia Marketing,  Incorporated.  The Company currently issues variable deferred and immediate  annuities for individuals and groups in the United States of America and its territories.

Prior to April 30, 2003, the Company had a 99.9%  ownership in Skandia Vida,  S.A. de C.V.  ("Skandia  Vida") which is a life insurance company  domiciled in Mexico.  Skandia Vida had total  shareholders'  equity of $5.0 million as of December 31, 2002 and had  generated losses of $2.2  million,  $2.7 million and $2.6 million for the four months ended April 30, 2003 and years ended  December 31, 2002 and
2001,  respectively.  As part of the  Acquisition,  the Company sold its  ownership  interest in Skandia Vida to SICL on April 30, 2003 for $4.6 million.  This transaction resulted in a loss of $422 thousand.

American Skandia,  Inc. ("ASI"), the direct parent of the Company,  intends to make additional capital contributions to the Company, as needed,  to enable it to comply with its reserve  requirements  and fund  expenses in  connection  with its  business.  The Company has complied with the National Association of Insurance  Commissioner's  ("NAIC") Risk-Based Capital ("RBC") reporting requirements and has total  adjusted  capital well above  required  capital.  The Company  expects to maintain  statutory  capital  between 310% and 330% of
Company Action Level Risk Based Capital.  Generally,  ASI is under no obligation to make such  contributions and its assets do not back the benefits  payable under the Company's  policyholder  contracts.  The Company  received  capital  contributions of $0, $2.2 million,
$259.7  million and $48.0  million  during the eight months ended  December 31, 2003,  four months ended April 30, 2003 and years ended
December  31, 2002 and 2001,  respectively.  Of this,  $0, $1.3  million,  $4.5  million and $2.5  million,  respectively,  was used to support its investment in Skandia Vida.

The  Company is engaged  in a business  that is highly  competitive  because  of the large  number of stock and mutual  life  insurance companies and other entities engaged in marketing insurance products, and individual and group annuities.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
The consolidated  financial  statements include the accounts of the Company and until April 30, 2003, its ownership interest in Skandia
Vida. The  consolidated  financial  statements have been prepared in accordance with accounting  principles  generally  accepted in the
United States ("U.S. GAAP").

Use of estimates
The  preparation  of financial  statements in conformity  with U.S. GAAP requires  management to make  estimates and  assumptions  that affect the reported  amounts of assets and  liabilities,  in particular  deferred  policy  acquisition  costs ("DAC") and future policy benefits,  and  disclosure of contingent  assets and  liabilities at the date of the financial  statements and the reported  amounts of revenues and expenses during the period.  Actual results could differ from those estimates.

Investments
Fixed  maturities  classified as "available  for sale" are carried at estimated fair value.  The amortized cost of fixed  maturities is written down to estimated  fair value if a decline in value is  considered  to be other than  temporary.  See the  discussion  below on realized  investment  gains and losses for a description of the accounting for impairment  adjustments.  Unrealized gains and losses on fixed maturities "available for sale" are included in "Accumulated other comprehensive (loss) income", net of income taxes.

American Skandia Life Assurance Corporation
---------------------------------------------------------------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
---------------------------------------------------------------------------------------------------------------------------------------

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Equity  securities,  trading,  as of the date of the Acquisition,  the Company changed its  classification of equity securities held in support  of a  deferred  compensation  plan from  available-for-sale  to  trading.  New  management  made this  decision  to align with
Prudential  Financial's  accounting  policy.  Prior to May 1, 2003,  these equity  securities were carried at estimated fair value with unrealized  gains and  losses  included  in  "Accumulated  other  comprehensive  (loss)  income",  net of income  taxes.  These  equity securities were fair valued on May 1, 2003 under purchase accounting and, therefore, there was no income statement impact for the change in  classification.  Such  investments are now carried at fair value with changes in unrealized gains and losses reported in the Consolidated  Statements of Operations and Comprehensive  Income,  as a component of "Other income".  The cost of equity securities is written down to estimated  fair value when a decline in value is considered to be other than  temporary.  See the  discussion  below on realized investment gains and losses for a description of the accounting for impairment adjustments.

Policy loans are carried at unpaid principal balances.

Short-term  investments  consist of highly  liquid debt  instruments  with a maturity of greater than three months and less than twelve months when purchased.  These  investments are carried at amortized cost, which because of their short-term  nature,  approximates fair value.

Other short-term  investments  consist of the Company's  investment in derivatives  held for purposes other than trading.  Prior to May
2003, the Company entered into derivative  instruments,  which consisted of equity put option contracts,  for risk management purposes, and not for  trading  or  speculation.  The  Company  economically  hedged the  guaranteed  minimum  death  benefit  ("GMDB")  exposure associated with equity market  fluctuations.  As the equity markets decline,  the Company's  exposure to future GMDB claims  increases.
Conversely,  as the equity markets increase,  the Company's  exposure to future GMDB claims  decreases.  The claims exposure is reduced by the market value effect of the option contracts purchased.

Based on criteria described in Statement of Financial  Accounting  Standards ("SFAS") No. 133,  "Accounting for Derivative  Instruments
and Hedging  Activities,"  as amended by SFAS 137 and SFAS 138  (collectively  "SFAS  133"),  the  Company's  fair value hedges did not qualify as "effective" hedges and, therefore,  hedge accounting was not applied.  Accordingly,  the derivative investments were carried at fair value with changes in unrealized  gains and losses being recorded in income as those changes  occurred.  As such, both realized and unrealized gains and losses are reported in the Consolidated  Statements of Operations and Comprehensive  Income, as a component of
"Realized investment (losses) gains, net".

The Company has had no  outstanding  derivative  positions  since May 17, 2003.  As of December 31, 2002,  the  accumulated  difference between  cost and market  value on the  Company's  derivatives  was an  unrealized  gain of $1.4  million.  The amount of realized  and unrealized  gains (losses) on the Company's  derivatives  recorded  during the eight months ended December 31, 2003,  four months ended
April 30,  2003 and years ended  December  31, 2002 and 2001 was ($516)  thousand,  ($8.8)  million  $31.8  million and $12.0  million, respectively.

Realized investment  (losses) gains, net are computed using the specific  identification  method.  Costs of fixed maturities and equity securities  are adjusted  for  impairments,  which are declines in value that are  considered  to be other than  temporary.  Impairment adjustments are included in "Realized  investment  (losses) gains, net" for fixed maturities and "Other income" for equity  securities.
In evaluating whether a decline in value is other than temporary,  the Company considers several factors including,  but not limited to the following:  (1) whether the decline is substantial;  (2) the duration (generally greater than six months);  (3) the reasons for the decline in value (credit event,  interest related or market fluctuation);  (4) the Company's ability and intent to hold the investments for a period of time to allow for a recovery of value; and (5) the financial condition of and near-term prospects of the issuer.

Cash and cash equivalents
Cash and cash  equivalents  include  cash on hand,  amounts  due from banks,  money  market  instruments,  and other debt issues with a maturity of three months or less when purchased.

Valuation of business acquired
As a result of purchase  accounting,  the Company reports a financial asset  representing the valuation of business acquired  ("VOBA").
VOBA  represents  the present  value of future  profits  embedded in acquired  insurance and annuity  contracts.  VOBA is determined by estimating  the net present value of future cash flows from the  contracts in force at the date of  acquisition.  Future  positive cash flows  generally  include fees and other charges  assessed to the  contracts as long as they remain in force as well as fees  collected upon  surrender,  if applicable,  while future negative cash flows include costs to administer  contracts,  and benefit  payments.  The
Company  amortizes VOBA over the effective life of the acquired  contracts.  VOBA is amortized in proportion to estimated gross profits arising from the contracts and anticipated future experience,  which is evaluated  regularly.  The effect of changes in estimated gross profits on  unamortized  VOBA is reflected in "General,  administrative  and other  expenses" in the period such  estimates of expected future profits are revised.
American Skandia Life Assurance Corporation
---------------------------------------------------------------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
---------------------------------------------------------------------------------------------------------------------------------------

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Deferred policy acquisition costs
The costs that vary with and that are related  primarily to the  production of new  insurance and annuity  business are deferred to the extent  such costs are  deemed  recoverable  from  future  profits.  Such  costs  include  commissions,  costs of policy  issuance  and underwriting, and variable expenses.  DAC is subject to recoverability testing at the end of each accounting period.

Policy  acquisition costs are deferred and amortized over the expected life of the contracts  (approximately 25 years) in proportion to estimated gross profits arising  principally from investment  results,  mortality and expense margins,  and surrender  charges based on historical and  anticipated  future  experience,  which is updated  periodically.  The effect of changes to estimated  gross profits on unamortized deferred  acquisition costs is reflected in "General  administrative and other expenses" in the period such estimated gross profits are revised.  The deferred  policy  acquisition  cost asset was assigned a fair value of zero,  net of tax, as part of purchase accounting.

As asset growth rates,  during 2002 and 2001,  were far below the Company's  long-term  assumption,  the  adjustment to the  short-term asset  growth rate had risen to a level,  before  being  capped,  that in  management's  opinion was  excessive  in the current  market environment.  Based on an analysis of those short-term  rates, the related  estimates of future gross profits and an impairment  study, management of the Company  determined that the short-term  asset growth rate should be reset to the level of the long-term  growth rate expectation as of September 30, 2002.  This resulted in an acceleration of amortization of approximately $206.0 million.

Throughout 2002, the Company also updated its future estimated gross profits with respect to certain mortality  assumptions  reflecting actual experience and the decline in the equity markets resulting in additional increased amortization of approximately $72.0 million.

Securities sold under agreements to repurchase
Securities  sold under  agreements  to  repurchase  are treated as financing  arrangements  and are carried at the amounts at which the securities will be  subsequently  reacquired,  including  accrued  interest,  as specified in the respective  agreements.  Assets to be repurchased are the same, or  substantially  the same, as the assets  transferred and the  transferor,  through right of  substitution, maintains  the right and ability to redeem the  collateral  on short  notice.  The market  value of  securities  to be  repurchased  is monitored and additional  collateral is obtained,  where  appropriate,  to protect  against  credit  exposure.  The Company's  policies require a minimum of 100% of the fair value of securities purchased under repurchase agreements to be maintained as collateral.

Securities  repurchase  agreements are used to generate net investment  income.  These instruments are short-term in nature (usually 30 days or less).  Securities  sold under  repurchase  agreements are  collateralized  principally by cash. The carrying  amounts of these instruments  approximate  fair value because of the  relatively  short period of time between the  origination of the  instruments  and their expected realization.

Separate account assets and liabilities
Separate  account assets and liabilities are reported at estimated fair value and represent  segregated  funds,  which are invested for certain  policyholders and other customers.  The assets consist of equity securities,  fixed maturities,  short-term  investments,  and cash and cash  equivalents.  The assets of each account are legally  segregated  and are generally not subject to claims that arise out of any other business of the Company.  Investment  risks  associated  with market value changes are borne by the  customers,  except to the extent of minimum  guarantees made by the Company with respect to certain  accounts.  The investment income and gains or losses for separate  accounts  generally  accrue to the  policyholders  and are not included in the  Consolidated  Statements  of  Operations  and
Comprehensive  Income.  Mortality,  policy administration and surrender charges on the accounts are included in "Policy charges and fee income".  Asset management fees calculated on account assets are included in "Asset management fees".

"Separate  account assets" are  predominately  shares in American  Skandia Trust co-managed by American  Skandia  Investment  Services,
Incorporated  ("ASISI") and Prudential  Investments  LLC, which utilizes  various fund managers as  sub-advisors.  The remaining assets are shares in other mutual funds,  which are managed by independent  investment  firms. The contract holder has the option of directing funds to a wide variety of investment  options,  most of which invest in mutual funds.  The investment risk on the variable  portion of a contract is borne by the contract  holder,  except to the extent of any  guarantees  by the Company,  which are not separate  account liabilities.  Fixed options with minimum  guaranteed  interest rates are also  available.  The Company bears the credit risk associated with the investments that support these fixed options.

Included in "Separate  account  liabilities"  are reserves of $1.8 billion at December 31, 2003 and 2002  relating to deferred  annuity investment  options for which the  contract  holder is  guaranteed a fixed rate of return.  These  reserves  are  calculated  using the
Commissioners  Annuity Reserve  Valuation Method.  "Separate account assets" of $1.8 billion at December 31, 2003 and 2002,  consisting of fixed maturities, equity securities, short-term securities, cash and cash equivalents, accrued investment
American Skandia Life Assurance Corporation
---------------------------------------------------------------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
---------------------------------------------------------------------------------------------------------------------------------------

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

income,  accrued liabilities and amounts due to/from the General Account,  are held in support of these annuity  obligations,  pursuant to state regulation.

Included in the general account,  within "Policyholders'  account balances",  is the difference between the statutory liability,  which is held in the separate account, and the U.S. GAAP liability associated with the guaranteed, fixed rate investment options.

Other assets and other liabilities
"Other  assets"  consists  primarily  of deferred  purchase  credits.  "Other  liabilities"  consists  primarily  of accrued  expenses, technical overdrafts and a liability to the participants of a deferred compensation plan.

The Company provides sales  inducements to contract  holders,  which primarily include an up-front bonus added to the contract holder's initial deposit for certain  annuity  contracts.  These costs are deferred and recognized in "Other  assets".  They are amortized using the same methodology and assumptions used to amortize DAC. The  amortization  expense is included as a component of "Interest  credited to policyholders' account balances".

Prior to May 1, 2003, the Company  deferred  certain bonus credits  applied to contract holder  deposits.  The credit was reported as a contract  holder  liability  within  "Separate  account  liabilities"  and the  deferred  expense was reported as a component of "Other assets".  As the contract  holder must keep the contract  in-force for 10 years to earn the bonus  credit,  the Company  amortized  the deferred  expense on a straight-line  basis over 10 years.  If the contract holder  surrenders the contract or the contract holder dies prior to the end of 10 years,  the bonus  credit is returned to the  Company.  This  component  of the bonus  credit was  amortized  in proportion to expected  surrenders and mortality.  As of December 31, 2003 and 2002, the unearned  performance  credit asset was $0 and
$83.3  million,  respectively.  The deferred  bonus  credit  asset was  assigned a fair value of zero,  net of tax, as part of purchase accounting.  Updated versions of the Company's core products no longer contain this feature.

"Other assets" also consists of state  insurance  licenses.  Licenses to do business in all states have been  capitalized and reflected at the  purchase  price of $4.0  million at December  31,  2003.  Due to the  adoption of SFAS No. 142  "Accounting  for  Goodwill  and
Intangible  Assets",  the cost of the  licenses is no longer being  amortized  but is subjected  to an annual  impairment  test.  As of
December 31, 2003, the Company estimated the fair value of the state insurance  licenses to be in excess of book value and,  therefore, no impairment charge was required.

Contingencies
Amounts  related to  contingencies  are  accrued if it is probable  that a  liability  has been  incurred  and an amount is  reasonably estimable.

Insurance revenue and expense recognition
Revenues for variable  deferred annuity  contracts  consist of charges against  contract owner account values or separate  accounts for mortality  and expense  risks,  administration  fees,  surrender  charges and an annual  maintenance  fee per  contract.  Revenues  for mortality and expense risk charges and  administration  fees are recognized as assessed against the contract  holder.  Surrender charge revenue is recognized when the surrender  charge is assessed against the contract holder at the time of surrender.  Annual  maintenance fees are earned ratably throughout the year.

Benefit  reserves for the variable  investment  options on annuity  contracts  represent  the account  value of the  contracts  and are included in "Separate account liabilities".

Revenues for variable  immediate  annuity and  supplementary  contracts  with life  contingencies  consist of certain  charges  against contract owner account values  including  mortality and expense risks and  administration  fees.  These charges and fees are recognized as revenue as assessed against the contract holder.  Benefit reserves for variable  immediate annuity  contracts  represent the account value of the contracts and are included in "Separate account liabilities".

Revenues for the market value adjusted fixed  investment  option on annuity  contracts  consist of separate account  investment  income reduced by amounts  credited to the contract  holder for interest.  This net spread is included in "Net  investment  income  (loss)" on the Consolidated  Statements of Operations and Comprehensive  Income.  Benefit reserves for these contracts represent the account value of the contracts plus a market value  adjustment,  and are included in the general  account  "Policyholders'  account  balances" to the extent in excess of the separate account assets, typically for the market value adjustment at the reporting date.

American Skandia Life Assurance Corporation
---------------------------------------------------------------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
---------------------------------------------------------------------------------------------------------------------------------------

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenues for fixed immediate annuity and fixed  supplementary  contracts without life  contingencies  consist of net investment income.
Revenues for fixed  immediate  annuity  contracts  with life  contingencies  consist of single premium  payments  recognized as annuity considerations  when received.  Benefit reserves for these contracts are based on applicable  actuarial standards with assumed interest rates that vary by issue year and are  included in the general  account  "Policyholders'  account  balances".  Assumed  interest  rates ranged from 6.25% to 8.25% at December 31, 2003 and 2002.

Revenues for variable life insurance  contracts  consist of charges  against  contract  owner account  values or separate  accounts for mortality and expense risk fees,  administration  fees, cost of insurance fees,  taxes and surrender  charges.  Certain  contracts also include charges against  premium to pay state premium taxes.  All of these charges are recognized as revenue when assessed  against the contract  holder.  Benefit  reserves for variable  life  insurance  contracts  represent  the account  value of the  contracts  and are included in "Separate account liabilities".

Certain  annuity  contracts  provide  the  holder a  guarantee  that the  benefit  received  upon  death will be no less than a minimum prescribed  amount that is based upon a combination  of net deposits to the  contract,  net deposits to the contract  accumulated  at a specified rate or the highest  historical account value on a contract  anniversary.  To the extent the GMDB exceeds the current account value at the time of death,  the  Company  incurs a cost that is recorded as  "Policyholders'  benefits"  for the period in which death occurs.

Premiums,  benefits and expenses are stated net of reinsurance  ceded to other companies.  Estimated  reinsurance  recoverables and the cost of reinsurance  are recognized  over the life of the reinsured  policies using  assumptions  consistent with those used to account for the underlying policies.

Foreign currency translation adjustments
The  financial  position and results of  operations  of Skandia Vida were measured  using local  currency as the  functional  currency.
Assets and liabilities  were  translated to U.S.  dollars at the exchange rate in effect at the end of the period.  Revenues,  benefits and other expenses were translated at the average rate prevailing during the period.  Cumulative  translation  adjustments arising from the use of differing  exchange rates from period to period were charged or credited  directly to "Other  comprehensive  (loss) income."
The cumulative effect of changes in foreign exchange rates was included in "Accumulated other comprehensive (loss) income".

Asset management fees
In accordance with an agreement with ASISI, the Company  receives fee income  calculated on policyholder  account balances  invested in the American  Skandia Trust.  In addition,  the Company  receives fees calculated on policyholder  account  balances  invested in funds managed by companies  other than ASISI.  Asset  management  fees are  recognized as income when earned.  These revenues are recorded as
"Asset management fees" in the Consolidated Statements of Operations and Comprehensive Income.

Reinsurance
The Company cedes reinsurance under modified  co-insurance  arrangements.  These reinsurance  arrangements  provide additional capacity for growth in  supporting  the cash flow strain  from the  Company's  variable  annuity  and  variable  life  insurance  business.  The reinsurance is effected under quota share contracts.

At December  31, 2003 and 2002,  in  accordance  with the  provisions  of the  modified  coinsurance  agreements,  the Company  accrued approximately  $3.8 million and $5.4 million,  respectively,  for amounts receivable from favorable  reinsurance  experience on certain blocks of variable annuity business.

Income taxes
Prior to the acquisition of SUSI by Prudential  Financial,  the Company was included in the  consolidated  federal income tax return of
SUSI and filed  separate  state income tax returns.  Due to provisions in the Internal  Revenue Code,  the Company will not be eligible to join in the filing of the Prudential  Financial  consolidated  federal  income tax return until 2009. As a result,  the Company will file a separate federal tax return through 2008.  In addition, the Company will continue to file separate state income tax returns.

Deferred  income taxes are  generally  recognized,  based on enacted  rates,  when assets and  liabilities  have  different  values for financial  statement  and tax  reporting  purposes.  A valuation  allowance  is recorded to reduce a deferred tax asset to that portion that is expected to more likely than not be realized.

American Skandia Life Assurance Corporation
---------------------------------------------------------------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
---------------------------------------------------------------------------------------------------------------------------------------

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Future fees payable to ASI
In a series of  transactions  with ASI,  the  Company  sold  certain  rights to receive a portion of future fees and  contract  charges expected to be realized on  designated  blocks of deferred  annuity  contracts.  The  proceeds  from the sales have been  recorded as a liability and are being amortized over the remaining surrender charge period of the designated contracts using the interest method.

Stock-based compensation
In 2003, Prudential Financial issued stock-based  compensation  including stock options,  restricted stock,  restricted stock units and performance  shares.  Effective  January 1, 2003,  Prudential  Financial changed its accounting for employee stock options to adopt the fair value  recognition  provisions of SFAS No. 123 "Accounting for Stock-Based  Compensation,"  as amended,  prospectively for all new awards  granted to  employees  on or after  January 1, 2003.  Accordingly,  results of  operations  of the Company for the eight months ended ended December 31, 2003, include costs of $106 thousand associated with stock-based  compensation issued by Prudential  Financial to certain  employees and  non-employees  of the Company and the  Consolidated  Statements of Financial  Position at December 31, 2003,
includes a reduction  in equity for  deferred  compensation.  Prior to January 1, 2003,  Prudential  Financial  accounted  for employee
stock  options  using  the  intrinsic   value  method  of  APB  No.  25  "Accounting  for  Stock  Issued  to  Employees,"  and  related interpretations.  Under this method,  Prudential Financial and the Company did not recognize any stock-based  compensation costs as all options granted had an exercise price equaled to the market value of Prudential Financial's Common Stock on the date of grant.

New accounting pronouncements
In July 2003,  the  Accounting  Standards  Executive  Committee  ("AcSEC") of the American  Institute of Certified  Public  Accountants
("AICPA")  issued Statement of Position ("SOP") 03-01,  "Accounting and Reporting by Insurance  Enterprises for Certain  Nontraditional
Long-Duration  Contracts and for Separate  Accounts." AcSEC has developed the SOP to address the evolution of product designs since the issuance of SFAS No. 60,  "Accounting and Reporting by Insurance  Enterprises," and SFAS No. 97, "Accounting and Reporting by Insurance
Enterprises  for Certain  Long-Duration  Contracts  and for Realized  Gains and Losses from the Sale of  Investments"  and the need for interpretive  guidance to be developed in three areas:  separate account presentation and valuation;  the accounting  recognition given sales inducements (bonus interest,  bonus credits,  persistency bonuses); and the classification and valuation of certain long-duration contract liabilities.

The most  significant  accounting  implications  of the SOP are as follows:  (1)  reporting  and measuring  assets and  liabilities  of separate account  products as general account assets and liabilities  when specified  criteria are not met; (2) reporting and measuring seed money in separate  accounts as general  account assets based on the insurer's  proportionate  beneficial  interest in the separate account's  underlying  assets;  (3) capitalizing  sales  inducements that meet specified  criteria and amortizing such amounts over the life of the contracts using the same methodology as used for amortizing  deferred  acquisition  costs, but immediately  expensing those sales  inducements  accrued or credited if such  criteria are not met; (4)  recognizing  contractholder  liabilities  for: (a) modified guaranteed  (market  value  adjusted)  annuities  at accreted  balances  that do not include the then current  market  value  surrender adjustment,  (b) two-tier annuities at the lower  (non-annuitization)  tier account value, (c) persistency  bonuses at amounts that are not reduced for expected  forfeitures,  (d) group pension  participating and similar general account "pass through"  contracts that are not accounted for under SFAS No. 133 at amounts based on the fair value of the assets or index that  determines the  investment  return pass through;  (5)  establishing  an  additional  liability  for GMDB and similar  mortality and morbidity  benefits only for contracts determined  to have  mortality  and  morbidity  risk that is other than  nominal  and when the risk  charges  made for a period are not proportionate to the risk borne during that period;  and (6) for contracts  containing an annuitization  benefits contract feature,  if such contract feature is not accounted for under the provisions of SFAS No. 133  establishing an additional  liability for the contract feature if the present  value of expected  annuitization  payments at the expected  annuitization  date  exceeds the  expected  account balance at the expected annuitization date.

The Company will adopt the SOP effective  January 1, 2004.  The effect of initially  adopting this SOP will be reported as a cumulative effect  of a change  in  accounting  principle  in the 2004  results  of  operations,  which  the  Company  expects  to be a charge  of approximately  $22 million before taxes or approximately  $14 million,  net of taxes. This charge is caused primarily by an increase in reserves for GMDB relating to our individual  variable annuity contracts and the impact of converting  certain  individual market value adjusted annuity ("MVA") contracts from separate account accounting treatment to general account accounting treatment.

American Skandia Life Assurance Corporation
---------------------------------------------------------------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
---------------------------------------------------------------------------------------------------------------------------------------

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In June 2001, the Financial  Accounting  Standards  Board (the "FASB")  issued SFAS No. 142,  "Goodwill and Other  Intangible  Assets."
SFAS No. 142 requires  that an  intangible  asset  acquired  either  individually  or with a group of other  assets shall  initially be recognized  and  measured  based on fair  value.  An  intangible  asset with a finite  life is  amortized  over its useful  life to the reporting entity;  an intangible asset with an indefinite  useful life,  including  goodwill,  is not amortized.  All intangible assets shall be tested for impairment in accordance with the statement.

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

Effective  January 1, 2001,  the Company  adopted  SFAS No. 133.  Derivative  instruments  held by the Company  consisted of equity put option  contracts  utilized to manage the economic  risks  associated  with GMDB.  These  derivative  instruments  were carried at fair value.  Realized and unrealized gains and losses were reported in the Consolidated  Statements of Operations and  Comprehensive  Income
as a component  of "Realized  investment  (losses)  gains,  net".  The  adoption of SFAS No. 133 did not have a material  effect on the
Company's financial statements.

Reclassifications
Certain amounts in the prior years have been reclassified to conform to the current year presentation.

American Skandia Life Assurance Corporation
---------------------------------------------------------------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
---------------------------------------------------------------------------------------------------------------------------------------

3.   INVESTMENTS

Fixed Maturities and Equity Securities:
The following tables provide additional information relating to fixed maturities and equity securities as of December 31:

                                                                              2003
                                                 ----------------------------------------------------------------
                                                 -------------   --------------   --------------  ---------------
                                                                    Gross            Gross
                                                  Amortized       unrealized       unrealized       Estimated
                                                     cost           gains            losses         fair value
                                                 -------------   --------------   --------------  ---------------
                                                                         (in thousands)
Fixed maturities available for sale
Bonds:
    U.S. Treasury securities and obligations
of
        U.S. government corporations and
agencies                                           $ 101,843       $    115          $   (500)     $  101,458

    States, municipalities and political
subdivisions                                         164,590             47            (1,434)        163,203

    Mortgage-backed securities                         2,638              9                 -           2,647

    Public utilities                                  11,192             47              (123)         11,116

    All other corporate bonds                        147,442            501            (1,136)        146,807

                                                 -------------   --------------   --------------  --------------
Total fixed maturities available for sale          $ 427,705       $    719          $ (3,193)     $  425,231
                                                 =============   ==============   ==============  ==============

Equity securities trading                          $  54,792       $  4,866          $    (173)     $  59,485
                                                 =============   ==============   ==============  ==============

                                                                              2002
                                                 ---------------------------------------------------------------
                                                 --------------  --------------   --------------  --------------
                                                                     Gross            Gross
                                                   Amortized      unrealized       unrealized       Estimated
                                                     cost            gains           losses        fair value
                                                 --------------  --------------   --------------  --------------
                                                                         (in thousands)
Fixed maturities available for sale
Bonds:
    U.S. Treasury securities and obligations
of                                                 $ 257,969       $   15,658       $       -       $ 273,627
        U.S. government corporations and
agencies

    States, municipalities and political                 253                9              (1)            261
subdivisions

    Mortgage-backed securities                        13,000                -             (78)         12,922

    Public utilities                                   6,093              376             (18)          6,451

    All other corporate bonds                        102,107            3,255             (22)        105,340

                                                 --------------  --------------   --------------  --------------
Total fixed maturities available for sale          $ 379,422       $   19,298       $    (119)      $ 398,601
                                                 ==============  ==============   ==============  ==============

Equity securities available for sale               $  52,017       $     136        $    (384)      $  51,769
                                                 ==============  ==============   ==============  ==============

American Skandia Life Assurance Corporation
---------------------------------------------------------------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
---------------------------------------------------------------------------------------------------------------------------------------

3.   INVESTMENTS (continued)

The amortized cost and estimated fair value of fixed maturities, by contractual maturities at December 31, 2003 is shown below:

                                                        Available for sale
                                               --------------------------------------
                                                  Amortized           Estimated
                                                     cost             fair value
                                               -----------------  -------------------
                                                          (in thousands)

        Due in one year or less                  $      21,412      $      21,424

        Due after one year through five years          239,186            238,777

        Due after five years through ten years         149,879            148,020

        Due after ten years                             14,590             14,363

        Mortgage-backed securities                       2,638              2,647
                                               -----------------  -------------------

        Total                                    $     427,705      $     425,231
                                               =================  ===================

Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations.

Proceeds  from the sale of fixed  maturities  available  for sale during the eight  months ended  December 31, 2003,  four months ended
April 30, 2003 and years ended  December 31, 2002 and 2001,  were $7.7 million,  $129.0  million,  $367.2  million and $386.8  million, respectively.  Proceeds  from the maturity of fixed  maturities  available  for sale during the eight  months ended  December 31, 2003, four months ended April 30, 2003, and years ended December 31, 2002 and 2001, were $67.4 million,  $2.6 million,  $50 thousand and $4.0 million,  respectively.  Gross gains of $430 thousand,  $5.6 million, $8.2 million and $8.9 million, and gross losses of $386 thousand,
$150  thousand,  $4.5  million,  and $4.4 million were  realized on those sales during the eight months ended  December 31, 2003,  four months ended April 30, 2003, and years ended December 31, 2002 and 2001, respectively.

Due to the application of purchase  accounting on May 1, 2003, all fixed maturities and equity  securities,  which are in an unrealized loss  position as of December  31, 2003,  have been in such a position  for less than 12 months as of December  31, 2003.  Based on the above information in conjunction with other factors as outlined in our policy  surrounding  other than temporary  impairments (see Note
2), we have concluded that an adjustment  for other than  temporary  impairments is not warranted at December 31, 2003.  Writedowns for impairments  which were deemed to be other than  temporary  for equity  securities  was $3.8  million for the year ended  December  31,
2002.  There were no writedowns during the other periods.

As of the date of the  Acquisition,  the  Company  changed  its  classification  of equity  securities  held in  support  of a deferred compensation  plan from  available-for-sale  to  trading.  New  management  made this  decision  to align with  Prudential  Financial's accounting  policy.  These equity  securities were fair valued on May 1, 2003 under purchase  accounting and,  therefore,  there was no income  statement  impact for the change in  classification.  Such investments are now carried at fair value with changes in unrealized gains and losses reported in the Consolidated Statements of Operations and Comprehensive Income, as a component of "Other income".

American Skandia Life Assurance Corporation
---------------------------------------------------------------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
---------------------------------------------------------------------------------------------------------------------------------------

3.   INVESTMENTS (continued)

Investment Income and Investment Gains and Losses

Net investment income (loss) arose from the following sources for the eight months ended December 31, 2003, four months ended April
30, 2003, and years ended December 31, 2002 and 2001:

                                                    Successor                         Predecessor
                                               --------------------- ----------------------------------------------

                                                Eight months ended    Four months ended
                                                December 31, 2003      April 30, 2003       2002          2001
                                               --------------------- ----------------------------------------------
                                                                         (in thousands)

  Fixed maturities - available for sale               $     7,547         $    5,342       $ 18,015    $   18,788
  Fixed, market value adjusted investment                  20,713             (6,350)            482        8,873
return
  Equity securities - available for sale                        -                412             809          622
  Policy loans                                                335                101             403          244
  Short-term investments and cash equivalents                 230                319           1,116          909
                                               --------------------- ----------------------------------------------
                                               --------------------- ----------------------------------------------
  Gross investment income (loss)                           28,825               (176)         20,825       29,436
       Less:  investment expenses                          (2,118)            (1,113)         (2,410)      (2,128)
                                               --------------------- ----------------------------------------------
  Net investment income (loss)                        $    26,707         $   (1,289)      $ 18,415    $   27,308
                                               ===================== ==============================================

Realized  investment  (losses) gains,  net including  charges for other than temporary  reductions in value, for the eight months ended
December 31, 2003, four months ended April 30, 2003, and years ended December 31, 2002 and 2001 were from the following sources:

                                                   Successor                         Predecessor
                                             ----------------------------------------------------------------------

                                              Eight months ended    Four months ended      2002          2001
                                               December 31, 2003      April 30, 2003
                                             ----------------------------------------------------------------------
                                                                        (in thousands)

  Fixed maturities                                 $       44            $    5,465        $  3,746    $  4,462
  Equity securities - available for sale                    -                  (809)        (13,362)     (3,534)
  Derivatives                                            (516)               (8,835)         31,803      12,027
  Sale of Skandia Vida                                      -                  (422)              -           -
  Other                                                     -                     -               2           -
                                             ----------------------------------------------------------------------

  Realized investment (losses) gains, net          $     (472)           $   (4,601)       $ 22,189    $ 12,955
                                             ======================================================================

Net Unrealized Investment Gains (Losses)

Net unrealized  investment  gains (losses) on securities  available for sale are included in the  Consolidated  Statements of Financial
Position as a component  of  "Accumulated  other  comprehensive  (loss)  income."  Changes in these  amounts  include  reclassification adjustments  to exclude from "Other  comprehensive  (loss)  income," those items that are included as part of "Net income" for a period that also had been part of "Other  comprehensive  (loss) income" in earlier  periods.  The amounts for the years ended December 31, net of tax, are as follows:

American Skandia Life Assurance Corporation
Notes to Consolidated Financial Statements
------------------------------------------------------------------------------------------------------------------------------------

3.                                                                       INVESTMENTS (continued)

                                                                                                 Accumulated
                                                                                                    other
                                                                                                comprehensive
                                                                                                income (loss)
                                                                                   Deferred    related to net
                                                Unrealized gains     Foreign      income tax     unrealized
                                                  (losses) on        currency     (liability)    investment
                                                  investments      translation      benefit    gains (losses)
                                               ------------------ -------------- ------------------------------
                                                                       (in thousands)
Balance, January 1, 2001 (Predecessor)           $       1,569       $     126      $   (592)     $    1,103
Net investment losses on investments arising
during the period                                         (401)              -           140            (261)
Reclassification adjustment for gains included
in net income                                              (22)              -             8             (14)
Net investment losses on foreign currency
translation during the period                                -            (103)           36             (67)
                                               ------------------ -------------- --------------- --------------

Balance, December 31, 2001 (Predecessor)                 1,146              23          (408)            761
Net investment gains on investments arising
during the period                                       16,053               -        (5,619)         10,434
Reclassification adjustment for losses
included in net income                                   1,732               -          (606)          1,126
Net investment losses on foreign currency
translation during the period                                -            (969)          339            (630)
                                               ------------------ -------------- ------------------------------

Balance, December 31, 2002 (Predecessor)                18,931            (946)       (6,294)         11,691
Net investment gains on investments arising
during the period                                        3,861               -        (1,345)          2,516
Reclassification adjustment for gains included
in net income                                           (5,231)              -         1,831          (3,400)
Net investment gains on foreign currency
translation during the period                                -             946          (331)            615
                                               ------------------ -------------- ------------------------------

Balance, April 30, 2003 (Predecessor)                   17,561               -        (6,139)         11,422
Acquisition purchase accounting adjustments            (17,561)              -         6,139         (11,422)
                                               ------------------ -------------- ------------------------------
Balance, May 1, 2003 opening balance sheet
(Successor)                                                  -               -             -               -
Net investment losses on investments arising
during the period                                       (2,474)              -           875          (1,599)
                                               ------------------ -------------- ------------------------------
Balance, December 31, 2003 (Successor)           $      (2,474)      $       -      $    875      $   (1,599)
                                               ================== ============== ==============================

The table below presents unrealized gains (losses) on investments by asset class at December 31,

                                                       2003                 2002                 2001
                                                  ----------------    ------------------   ------------------
                                                                        (in thousands)
    Fixed maturities                                $  (2,474)           $   19,179          $     5,949
    Equity securities, available for sale                   -                  (248)              (4,803)
                                                  ----------------    ------------------   ------------------

    Unrealized gains on investments                 $  (2,474)           $   18,931          $     1,146
                                                  ================    ==================   ==================

Securities Pledged and Special Deposits
The Company pledges  investment  securities it owns to  unaffiliated  parties  through  securities sold under  agreements to repurchase transactions.  At December 31, 2003 and 2002,  the carrying  value of fixed  maturities  available for sale pledged to third parties as reported in the Consolidated Statements of Financial Position were $20.4 million and $0, respectively.

Fixed  maturities  of $4.9  million and $4.8  million at December 31, 2003 and 2002,  respectively,  were on deposit with  governmental authorities or trustees as required by certain insurance laws.

American Skandia Life Assurance Corporation
---------------------------------------------------------------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
---------------------------------------------------------------------------------------------------------------------------------------

4.   PURCHASE PRICE AND INTEGRATION

Prudential  Financial's  acquisition of SUSI was accounted for by applying the purchase method of accounting prescribed by Statement of
Financial  Accounting  Standards No. 141. The purchase  accounting  adjustments have been "pushed-down" to the Company,  as applicable.
Accordingly,  the assets and liabilities  assumed of SUSI and its wholly owned  subsidiaries,  including the Company,  were recorded at their fair values as of the date of acquisition.  The most  significant  adjustments  related to the value of the unamortized DAC asset being  assigned a value of zero,  the future fees payable to ASI liability  was  decreased by $256.6  million and an asset for VOBA was established  for $440.1  million.  The  allocation of the purchase  price  attributed to the Company at May 1, 2003, was as follows (in thousands):

Total investments at market value                        $      479,046
Cash and cash equivalents                                        28,018
VOBA                                                            440,130
Other assets at fair value                                      352,235
Separate account assets                                      22,311,085
Policyholder account balances                                  (167,505)
Other liabilities at fair value                                (644,379)
Separate account liabilities                                (22,311,085)
                                                         --------------
   Total purchase price                                  $      487,545
                                                         ==============

Included  in  other  liabilities  above  is an  accrual  of  approximately  $55  million  representing  costs  relating  to  severance, consolidation  of leased office space and other exit costs  expected to be incurred as a result of the  integration of the Company with
Prudential  Financial,  of which $10 million has been paid through  December 31, 2003. The integration is expected to continue  through the first quarter of 2005.  Currently,  the distribution,  marketing and product development  functions as well as many administrative, support,  and control  functions have been combined and assimilated.  Key management from both  organizations  have been retained,  and all major  decisions  related to the integration  have been  communicated.  In 2004,  integration  efforts will focus on  consolidating systems platforms and operating functions.  Thus far, the integration of the Company is proceeding as planned.

5.   DEFERRED POLICY ACQUISITION COSTS

The balances of and changes in DAC as of and for the eight months ended  December 31, 2003,  four months ended April 30, 2003 and years ended December 31, 2002 and 2001 are as follows:

                                                      Successor                      Predecessor
                                                   --------------- -------------------------------------------------

                                                     Eight months    Four months
                                                    ended December ended April 30,
                                                       31, 2003          2003            2002           2001
                                                   --------------- -------------------------------------------------
                                                                           (in thousands)
 Balance, beginning of period                         $         -     $  1,117,544    $  1,383,281   $  1,398,192
Capitalization of commissions, sales and issue            126,891           69,723         244,322        209,136
expenses
Amortization                                               (4,319)         (57,122)       (510,059)      (224,047)

                                                   ----------------------------------------------------------------
Balance, end of period                                $   122,572     $  1,130,145    $  1,117,544   $  1,383,281
                                                   ================================================================

The DAC asset was assigned a fair value of zero on May 1, 2003, net of tax, as part of purchase accounting.

6.   VALUATION OF BUSINESS ACQUIRED

VOBA represents the present value of future profits  embedded in the acquired  contracts.  The VOBA is determined by estimating the net present value of future cash flows  expected to result from  contracts in force at the date of the  transaction.  Future  positive cash flows include fees and other  charges  assessed to the  contracts  for as long as they remain in force as well as fees  collected  upon surrender,  while future negative cash flows include costs to administer the contracts,  and benefit payments  including payments under the GMDB  provisions  of the  contracts.  VOBA will be amortized  over the overall  expected  life of the  contracts in  proportion  to estimated gross profits arising  principally from investment results,  mortality and expense margins,  and surrender charges based upon historical and estimated future experience, which is updated periodically.

American Skandia Life Assurance Corporation
---------------------------------------------------------------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
---------------------------------------------------------------------------------------------------------------------------------------

6.   VALUATION OF BUSINESS ACQUIRED (continued)

The GMDB  feature  provides  annuity  contract  holders  with a  guarantee  that the  benefit  received at death will be no less than a prescribed  minimum  amount.  This minimum  amount is generally  based on the net deposits paid into the contract and, for greater than
80% of the business in force as of December 31, 2003,  this minimum  guarantee is applicable  only for the first ten contract  years or until a  specified  attained  age.  To the extent that the GMDB is higher  than the  current  account  value at the time of death,  the
Company incurs a cost. This results in increased  annuity policy benefits in periods of declining  financial  markets and in periods of stable financial markets following a decline.  Previously,  accounting  literature did not prescribe the recognition of a liability for the expected  future net costs  associated  with GMDB  provisions.  However,  effective  January 1, 2004, we will adopt SOP 03-01 which requires us to record such a liability  based on  application  of an expected  benefit ratio to  "cumulative  assessments"  through the balance sheet date,  and then  subtracting  "cumulative  excess  payments"  from that date. We currently  estimate this liability to be approximately  $3.0 million based on the difference  between the "cumulative  assessments" and "cumulative  excess  payments"  measured from May 1, 2003,  the date of  acquisition.  In our periodic  evaluation  of  unamortized  VOBA and DAC  associated  with our variable annuity  business,  we considered  the expected net costs  associated  with the GMDB in our  calculation of expected gross profits from this  business.  Accordingly,  the effect of  establishing  the GMDB reserve  related to this business  will be partially  offset by an estimated increase of approximately $1.0 million in unamortized VOBA and DAC, resulting in higher future amortization.

In addition to  establishing a liability  associated with the GMDB feature,  SOP 03-01 requires a change in valuation and  presentation of our liability  associated with the market value adjustment ("MVA") feature contained in certain annuity  contracts.  The MVA feature requires the Company to pay to the contract  holder upon surrender the accreted value of the fund as well as a market value  adjustment based on the  crediting  rates on the contract  surrendered  compared to crediting  rates on newly issued  contracts.  Currently,  this liability is reflected at market value,  which  considers the effects of unrealized  gains and losses in contract value  resulting from changes in  crediting  rates.  Upon  adoption  of SOP 03-01,  the  Company  will  reclassify  this  liability  from  "Separate  account liabilities" to  "Policyholders'  account  balances" and reduce it to reflect  accreted value,  which excludes the effect of unrealized gains and losses in contract value  resulting from changes in crediting  rates.  However,  in valuing the VOBA  established at the date of acquisition,  we considered the effect of unrealized  gains and losses in contract value  associated  with annuities  containing the
MVA feature on future cash flows.  As a result,  the  reduction in the  liability  for the MVA feature will result in a net decrease in
VOBA of  approximately  $130.0 million,  and lower future  amortization.  We currently  estimate the net income statement impact of the reduction in liability  associated with the MVA feature to be  approximately  $20.0 million,  which primarily  represents the impact of changes in crediting  rates from May 1, 2003,  the date of the  Acquisition,  through  January 1, 2004, the date of the adoption of SOP
03-01.

Details of VOBA and related interest and gross amortization for the eight months ended December 31, 2003 is as follows (in thousands):

                   Balance, May 1, 2003                                      $      440,130
                   Interest                                                          16,077
                   Amortization                                                     (54,038)
                                                                             ---------------
                   Balance, December 31, 2003                                $      402,169
                                                                             ==============

Estimated future net amortization of VOBA as of December 31, 2003 is as follows (in thousands):

                              2004                              $       68,301
                              2005                                      59,587
                              2006                                      50,914
                              2007                                      42,756
                              2008                                      36,025
                              2009 and thereafter                      144,586
                                                                --------------
                                 Total                          $      402,169
                                                                ==============

The following table provides  estimated  future  amortization of VOBA,  including the effect of adoption of SOP 03-01,  for the periods indicated (in thousands):

                              2004                              $       45,907
                              2005                                      40,050
                              2006                                      34,221
                              2007                                      28,737
                              2008                                      24,213
                              2009 and thereafter                       97,181
                                                                --------------
                                 Total                          $      270,309
                                                                ==============
American Skandia Life Assurance Corporation
---------------------------------------------------------------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
---------------------------------------------------------------------------------------------------------------------------------------

7.   REINSURANCE

The Company cedes  insurance to other insurers in order to fund the cash strain  generated from  commission  costs on current sales and to limit its risk  exposure.  The Company uses  modified  coinsurance  reinsurance  arrangements  whereby the  reinsurer  shares in the experience of a specified  book of business.  These  reinsurance  transactions  result in the Company  receiving  from the reinsurer an upfront  ceding  commission on the book of business  ceded in exchange for the reinsurer  receiving in the future,  a percentage of the future fees  generated  from that book of business.  Such transfer does not relieve the Company of its primary  liability and, as such, failure of  reinsurers to honor their  obligation  could result in losses to the Company.  The Company  reduces this risk by evaluating the financial condition and credit worthiness of reinsurers.

The effect of  reinsurance  for the eight months ended  December 31, 2003,  four months ended April 30, 2003,  and years ended December
31, 2002 and 2001 was as follows (in thousands):

        Eight months ended December 31, 2003 (Successor)                Gross          Ceded           Net
                                                                    --------------- ------------- --------------
                                                                    --------------- ------------- --------------
        Policy charges and fee income                               $   264,835     $   (22,880)  $   241,955
        Policyholders' benefits                                     $    43,246     $       434   $    43,680
        General, administrative and other expenses                  $   162,116     $    (2,143)  $   159,973

        Four months ended April 30, 2003 (Predecessor)
        Policy charges and fee income                               $   120,392     $   (11,179)  $   109,213
        Policyholders' benefits                                     $    24,355     $      (409)  $    23,946
        General, administrative and other expenses                  $   104,795     $    (7,155)  $    97,640

        2002 (Predecessor)
        Policy charges and fee income                               $   401,974     $   (38,554)  $   363,420
        Policyholders' benefits                                     $    60,440     $       (25)  $    60,415
        General, administrative and other expenses                  $   630,001     $     1,254   $   631,255

        2001 (Predecessor)
        Policy charges and fee income                               $   426,718     $   (35,024)  $   391,694
        Policyholders' benefits                                     $    (3,471)    $        92   $    (3,379)
        General, administrative and other expenses                  $   422,806     $    25,835   $   448,641

American Skandia Life Assurance Corporation
---------------------------------------------------------------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
---------------------------------------------------------------------------------------------------------------------------------------

8.   INCOME TAXES

The components of income tax expense (benefit) for the eight months ended December 31, 2003, four months ended April 30, 2003 and years ended December 31, 2002 and 2001 are as follows:

                                                 Successor                          Predecessor
                                           ------------------------------------------------------------------------
                                            Eight months ended    Four months ended
                                             December 31, 2003      April 30, 2003        2002           2001
                                           ------------------------------------------------------------------------
                                                                       (in thousands)
Current tax (benefit) expense:
   U.S. and foreign                            $       (1,950)      $        (2,706)    $  (3,739)    $ (38,870)
   State and local                                        (22)                 (464)            -          (177)
                                           ------------------------------------------------------------------------
   Total                                               (1,972)               (3,170)       (3,739)      (39,047)
                                           ------------------------------------------------------------------------

Deferred tax expense (benefit):
   U.S. and foreign                                    51,475                (5,374)      (99,071)       46,215
   State and local                                        898                     -             -             -
                                           ------------------------------------------------------------------------
   Total                                               52,373                (5,374)      (99,071)       46,215
                                           ------------------------------------------------------------------------

Total income tax expense (benefit)             $       50,401       $        (8,544)    $(102,810)    $   7,168
                                           ========================================================================

The income tax expense  (benefit)  for the eight  months  ended  December  31,  2003,  four months ended April 30, 2003 and years ended
December  31, 2002 and 2001 differs from the amount  computed by applying  the expected  federal  income tax rate of 35% to income from operations before income taxes for the following reasons:

                                                 Successor                          Predecessor
                                           -------------------- ----------------------------------------------------

                                            Eight months ended    Four months ended
                                             December 31, 2003      April 30, 2003        2002           2001
                                           -------------------- ----------------------------------------------------
                                                                       (in thousands)

Expected federal income tax expense            $       49,440        $        (263)     $ (93,823)    $  14,093
(benefit)
   Dividends received deduction                             -               (2,800)       (12,250)       (8,400)
   Loss on foreign subsidiary                               -               (5,374)           947           917
   Meals and entertainment                                490                  113            603           603
   State income taxes                                     570                 (301)             -           (62)
   Other                                                  (99)                  81          1,713            17
                                           ------------------------------------------------------------------------
   Total income tax expense (benefit)          $       50,401        $      (8,544)     $(102,810)    $   7,168
                                           ========================================================================

Deferred tax assets and liabilities at December 31, resulted from the items listed in the following table:

                                                              2003                   2002
                                                        ------------------     ------------------
                                                                    (in thousands)
         Deferred tax assets
            Insurance reserves                            $    251,486           $    165,348
            Future fees payable to ASI                         104,816                 21,475
            Compensation reserves                               25,628                 20,603
            Net operating loss carry forward                         -                147,360
            Net unrealized losses on securities                    876                      -
            Other                                                9,316                  6,530
                                                        ------------------     ------------------

            Deferred tax assets                                392,122                361,316
                                                        ------------------     ------------------

         Deferred tax liabilities
            VOBA and deferred acquisition costs, net          (133,750)              (312,933)
            Net unrealized gains on fixed maturity                   -                 (6,713)
         securities
            Other                                               (1,422)                (3,464)
                                                        ------------------     ------------------
            Deferred tax liabilities                          (135,172)              (323,110)
                                                        ------------------     ------------------

         Net deferred tax asset                           $    256,950           $     38,206
                                                        ==================     ==================
American Skandia Life Assurance Corporation
---------------------------------------------------------------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
---------------------------------------------------------------------------------------------------------------------------------------

8.   INCOME TAXES (continued)

Management  believes that based on its historical  pattern of taxable income,  the Company will produce sufficient income in the future to realize  its  deferred  tax assets.  It is intended  that the Company  will join in the  consolidated  federal  income tax return of
Prudential  Financial  once it becomes an  eligible  company.  A  valuation  allowance  would be  recorded  in the event of a change in management's assessment of the amount of the deferred tax asset that is realizable.

9.   STATUTORY NET INCOME AND SURPLUS AND DIVIDEND RESTRICTIONS

The Company is required to prepare statutory financial  statements in accordance with accounting  practices  prescribed or permitted by the State of Connecticut  Insurance  Department.  Prescribed  statutory  accounting practices include publications of the NAIC, as well as state laws,  regulations  and general  administrative  rules.  Statutory  accounting  practices  primarily  differ from U.S. GAAP by charging policy  acquisition costs to expense as incurred,  establishing  future policy benefit  liabilities using different  actuarial assumptions and valuing investments, deferred taxes, and certain assets on a different basis.

Statutory net loss of the Company  amounted to $13.7  million,  $192.5  million and $122.0  million,  for the years ended  December 31,
2003,  2002, and 2001,  respectively.  Statutory  surplus of the Company  amounted to $329.5 million and $280.0 million at December 31,
2003 and 2002, respectively.

In March 1998, the NAIC adopted the  Codification of Statutory  Accounting  Principles  guidance  ("Codification"),  which replaced the current  Accounting  Practices and  Procedures  manual as the NAIC's  primary  guidance on statutory  accounting as of January 1, 2001.
Codification  provided  guidance for areas where  statutory  accounting  had been silent and changed  current  statutory  accounting in certain areas.  The Company adopted the  Codification  guidance  effective  January 1, 2001. As a result of these changes,  the Company reported an increase to statutory surplus of $12.0 million.

In addition,  during 2001,  based on a  recommendation  from the State of Connecticut  Insurance  Department,  the Company  changed its statutory  method of  accounting  for its  liability  associated  with  securitized  variable  annuity  fees.  Under the new  method of accounting,  the liability for securitized  fees is established  consistent with the method of accounting for the liability  associated with variable  annuity fees ceded under  reinsurance  contracts.  This equates to the statutory  liability at any valuation  date being equal to the  Commissioners  Annuity Reserve  Valuation  Method ("CARVM")  offset related to the securitized  contracts.  The impact of this change in accounting,  representing  the difference in the liability  calculated  under the old method versus the new method as of
January 1, 2001,  was  reported as a cumulative  effect of change in  accounting  benefit  recorded  directly in  statutory  surplus of approximately $20.2 million.

In 2001, the Company,  in agreement with the  Connecticut  Insurance  Department,  changed its reserving  methodology to recognize free partial  withdrawals  and to reserve on a "continuous"  rather than "curtate"  basis.  The impact of these  changes,  representing  the difference  in reserves  calculated  under the new  methods  versus the old  methods,  was  recorded  directly to surplus as changes in reserves on account of valuation basis.  This resulted in an increase to the unassigned deficit of approximately $40.5 million.

Effective  January 1, 2002, the Company  adopted  Statement of Statutory  Accounting  Principles No. 82,  "Accounting  for the Costs of
Computer  Software  Developed  or Obtained  for  Internal  Use and Web Site  Development  Costs"  ("SSAP  82").  SSAP 82  requires  the capitalization  of certain costs incurred in connection  with developing or obtaining  internal use software.  Prior to the adoption of
SSAP 82, the Company  expensed all internal use software  related costs as incurred.  The Company has identified and  capitalized  $5.9 million  of  costs  associated  with  internal  use  software  as of  January  1,  2002 and is  amortizing  the  applicable  costs on a straight-line  basis over a three year period.  The costs  capitalized as of January 1, 2002 resulted in a direct  increase to surplus.
Amortization expense for the years ended December 31, 2003 and 2002 was $2.9 million and $2.8 million, respectively.

Under various state  insurance  laws, the maximum amount of dividends  that can be paid to  shareholders  without prior approval of the state  insurance  department  is subject to  restrictions  relating to statutory  surplus and net gain from  operations.  For 2004,  no amounts may be distributed without prior approval.

The Company has sold  variable  annuity  contracts  containing  a GMDB feature  that reduce on a  dollar-for-dollar  basis when partial withdrawal occurs.  During 2003, the NAIC adopted a revision to Actuarial  Guideline XXXIV,  "Variable Annuity Guaranteed Death Benefit
Reserves",  that clarified how the  dollar-for-dollar  benefit should be considered in the calculation of the reserve.  The methodology the Company is following is acceptable under this Guideline and no additional reserves need to be held.

American Skandia Life Assurance Corporation
---------------------------------------------------------------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
---------------------------------------------------------------------------------------------------------------------------------------

10.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The  estimated  fair values  presented  below have been  determined  using  available  market  information  and by  applying  valuation methodologies.  Considerable  judgment is applied in  interpreting  data to develop the estimates of fair value.  Estimated fair values may not be realized in a current market exchange.  The use of different market assumptions and/or estimation  methodologies  could have a material  effect on the estimated fair values.  The following  methods and  assumptions  were used in calculating  the estimated fair values (for all other financial instruments presented in the table, the carrying value approximates estimated fair value).

Fixed maturities and Equity securities
Estimated  fair values for fixed  maturities  and equity  securities  are based on quoted market prices or estimates  from  independent pricing services.

Derivative financial instruments
The estimated fair value of derivative financial instruments is determined based on the current value of the underlying index.

Surplus notes
Fair value of surplus notes are determined based on a discounted cash flow basis with a projected payment of principal and all accrued interest at the maturity date (see Note 12 for payment restrictions).

The following table discloses the carrying amounts and estimated fair values of the Company's financial instruments at December 31:

                                                          2003                               2002
                                            ---------------------------------------------------------------------
                                            ---------------------------------------------------------------------
                                                                 Estimated                         Estimated
                                             Carrying value     fair value     Carrying value      fair value
                                            ---------------------------------------------------------------------
                                                                       (in thousands)
Financial assets:
   Fixed maturities                           $     425,231      $   425,231     $     398,601    $     398,601
   Equity securities                                 59,485           59,485            51,769           51,769
   Policy loans                                       8,371            8,371             7,559            7,559
   Short-term investments                            39,587           39,587                 -                -
   Other short-term investments                           -                -            10,370           10,370
   Cash and cash equivalents                              -                -            51,339           51,339
   Separate account assets                       25,817,612       25,817,612        21,905,613       21,905,613

Financial liabilities:
   Securities   sold  under   agreements  to         20,850           20,850                 -                -
repurchase
   Short-term borrowing                             116,000          116,000            10,000           10,000
   Surplus notes and accrued interest of
$29.2                                                     -                -           139,230          140,777
     million in 2002
   Separate account liabilities                  25,817,612       25,817,612        21,905,613       21,905,613

American Skandia Life Assurance Corporation
---------------------------------------------------------------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
---------------------------------------------------------------------------------------------------------------------------------------

11.  CONTINGENCIES AND LITIGATION

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

The Company has received formal  requests for information  from regulators  including,  among others,  the New York Attorney  General's
Office and the  Securities  and Exchange  Commission in connection  with its variable  annuity  businesses.  The Company is cooperating with these inquiries and is conducting its own internal  review.  These matters could lead to proceedings  that result in disgorgement, fines or other sanctions.  The Company is unable to estimate its exposure, if any, at this time.

It is possible  that the results of  operations  or the cash flow of the Company in a particular  quarterly  or annual  period could be materially  affected as a result of payments in connection  with the matters  discussed above  depending,  in part, upon the results of operations or cash flow for such period.  Management  believes,  however,  that the ultimate payments in connection with these matters, after  consideration of applicable reserves and  indemnification,  should not have a material adverse effect on the Company's financial position.

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

The Company's  parent and sole  shareholder,  ASI, is currently a named defendant in six purported  nationwide  class action  lawsuits.
Each of these lawsuits alleges that ASI and others violated  federal  securities laws in connection with late trading and market timing activities  and seeks  remedies,  including  compensatory  and  punitive  damages in  unspecified  amounts.  The cases are as  follows:
Lowinger v. Invesco  Advantage  Health  Sciences Fund, et al., filed in the United States  District Court for the Southern  District of
New York in December,  2003 and served on ASI in February,  2004;  Russo,  et al. v. Invesco  Advantage  Health  Sciences Fund, et al.,
filed in the United States  District Court for the Southern  District of New York in December,  2003,  this suit has not been served on
ASI; Lori Weinrib v. Invesco  Advantage  Health  Sciences  Fund, et al.,  filed in the United  States  District  Court for the Southern
District of New York in January,  2004,  this suit has not been served on ASI;  Erhlich v. Invesco  Advantage  Health  Sciences Fund et
al.,  filed in the United  States  District  Court for the  District  of  Colorado in  December,  2003,  this suit was served on ASI in
February,  2004;  Fattah v. Invesco  Advantage Health Sciences Fund, et al., filed in the United States District Court for the District of Colorado in December,  2003,  this suit has not been served on ASI. The Company  believes that these cases will be  consolidated  in
Multi-District litigation located in the Baltimore Division of the United States District Court for the District of Maryland.

The Company is also aware that ASI is a defendant  designated  as "Does  1-500" in a suit filed in October,  2003 in the United  States
District  Court for the Central  District of California  entitled Mike Sayegh v. Janus  Capital  Corporation,  et al. This suit alleges that various  defendants  engaged in improper late trading and market timing activities in various funds also named as defendants.  The complaint  further alleges that such  activities were in violation of California  Business and  Professional  Code Section 17200.  This
suit has not been  served  on ASI.  The  Company  believes  that this  suit may be  included  in the  Multi-District  action  discussed above.

American Skandia Life Assurance Corporation
---------------------------------------------------------------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
---------------------------------------------------------------------------------------------------------------------------------------

11.  CONTINGENCIES AND LITIGATION (continued)

The Company's  litigation is subject to many  uncertainties,  and given the complexity and scope, the outcomes cannot be predicted.  It is possible  that the results of  operations  or the cash flow of the  Company in a  particular  quarterly  or annual  period  could be materially  affected by an  ultimate  unfavorable  resolution  of pending  litigation  and  regulatory  matters.  Management  believes, however,  that the ultimate outcome of all pending litigation and regulatory  matters,  after  consideration of applicable reserves and indemnification, should not have a material adverse effect on the Company's financial position.

It should be noted that the judgments,  settlements and expenses associated with many of these lawsuits,  administrative and regulatory matters,  including the complaints described above, may, after satisfaction of certain retention requirements,  fall within the purview of SICL's  indemnification  obligations  to  Prudential  Financial  and its  subsidiaries  under the  terms of the  Acquisition.  Those obligations of SICL provide for  indemnification of certain  judgments,  settlements,  and costs and expenses  associated with lawsuits and other claims against the Company  ("matters"),  and apply only to matters,  or groups of related  matters,  for which the costs and expenses  exceed $25 thousand  individually.  Those  obligations  only apply to such costs and expenses  that exceed $10 million in the aggregate,  subject to reduction for insurance  proceeds,  certain accruals and any tax benefit  applicable to such amounts,  and those obligations do not apply to the extent that such aggregate exceeds $1 billion.

12.  RELATED PARTY TRANSACTIONS

Affiliated Asset Management Fee Income
In accordance with an agreement with ASISI, the Company  receives fee income  calculated on policyholder  account balances  invested in the American Skandia Trust.  Income received from ASISI related to this agreement was $43.7 million,  $19.0 million,  $67.4 million and
$78.0  million for the eight months ended  December  31, 2003,  four months ended April 30, 2003 and years ended  December 31, 2003 and
2002,  respectively.  These  revenues  are  recorded as "Asset  management  fees" in the  Consolidated  Statements  of  Operations  and
Comprehensive Income.

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

Allocated  depreciation expense was $4.2 million,  $2.2 million,  $7.4 million and $8.8 million for the eight months ended December 31,
2003,  four months ended April 30, 2003, and years ended  December 31, 2002 and 2001,  respectively.  Allocated  lease expense was $4.6 million,  $2.0 million,  $5.8 million and $6.5 million for the eight months ended  December 31, 2003,  four months ended April 30, 2003 and years ended  December  31,  2002 and 2001,  respectively.  Allocated  sub-lease  rental  income,  recorded as a reduction  to lease expense, was $1.2 million, $622 thousand,  $738 thousand,  $30 thousand for the eight months ended December 31, 2003, four months ended
April 30, 2003 and years ended December 31, 2002 and 2001,  respectively.  Assuming that the written  service  agreement  between ASLAC and ASIST continues  indefinitely,  ASLAC's allocated future minimum lease payments and sub-lease receipts per year and in aggregate as of December 31, 2003 are as follows (in thousands):

                                                                       Lease         Sub-Lease
                                                                  ---------------- --------------
                                                                  ---------------- --------------
                                  2004                            $     9,357      $     2,248
                                  2005                                  9,227            2,200
                                  2006                                  8,890            2,135
                                  2007                                  8,890            1,962
                                  2008                                  8,890            1,589
                                  2009 and thereafter                  20,254            6,034
                                                                  -----------      -----------
                                  Total                           $    65,508      $    16,168
                                                                  ===========      ===========

Beginning  in 1999,  the  Company  was  reimbursed  by its  affiliate  American  Skandia  Marketing,  Incorporated  ("ASM") for certain distribution  related costs  associated  with the sales of variable  annuities  from  revenues ASM receives  under a 12b-1 plan of AST.
Under this agreement,  the expenses reimbursed were $4.9 million,  $2.1 million,  $8.3 million, $6.6 million for the eight months ended
December  31,  2003,  four months ended April 30, 2003 and years ended  December  31, 2002 and 2001,  respectively.  As of December 31,
2003 and 2002, amounts receivable under this agreement were approximately $554 thousand and $458 thousand, respectively.

American Skandia Life Assurance Corporation
Notes to Consolidated Financial Statements
---------------------------------------------------------------------------------------------------------------------------------------

12.  RELATED PARTY TRANSACTIONS (continued)

The Company has granted ASISI a  non-exclusive  license to use all future  intellectual  capital  developed by the Company  relating to certain support services  programs and work, and the Company  provides certain services to ASISI relating to the programs.  The Company has a written  Licensing  of Know How and Service  Agreement  with ASISI  regarding  this license and the  provision  of services.  The
Agreement  was  approved  by the  Connecticut  Insurance  Department  on January 5, 1996 and  amended  by  informational  filing to the
Connecticut  Insurance Department on September 2, 1998. ASISI paid $1.6 million,  $1.7 million,  $6.1 million and $4.3 million to ASLAC during the eight  months  ended  December 31,  2003,  four months  ended April 30,  2003,  and years ended  December 31, 2002 and 2001, respectively, pursuant to the agreement.

The Company and ASM have a written Service Agreement,  approved by the Connecticut  Insurance Department on September 13, 1996, whereby
ASM pays,  on behalf of the  Company,  information  consulting  fees payable in  connection  with the sale of the  Company's  insurance products.  The Company  reimburses  ASM for ASM's payment of such fees on the  Company's  behalf.  The Company paid ASM $21.4  million,
$9.6 million,  $34.2 million and $32.7 million during the eight months ended  December 31, 2003,  four months ended April 30, 2003, and years ended  December 31, 2002 and 2001,  respectively,  pursuant to the  agreement.  This  Agreement  will  automatically  continue in effect from year to year.  This Agreement may be terminated upon 30-calendar days' written notice to the other party.

The Company pays  commissions  and certain other fees to ASM in  consideration  for ASM's  marketing and  underwriting of the Company's products,  which commissions and fees are paid by ASM to unaffiliated  broker-dealers who sell the Company's products.  Commissions and fees paid by the Company to ASM during the eight months ended  December  31,  2003,  four months ended April 30, 2003,  and years ended
December 31, 2002 and 2001 were $136.5 million, $46.0 million, $193.4 million and $193.1 million, respectively.

Debt Agreements
Short-term borrowing
The Company had a $10.0 million  short-term  loan payable to ASI at December 31, 2003 and 2002 as part of a revolving  loan  agreement.
The loan had an interest  rate of 1.71% and matured on January 30,  2004.  The loan was  subsequently  rolled over with a new  interest rate of 1.48% and a new maturity  date of April 30, 2004.  The total related  interest  expense to the Company was $116  thousand,  $60 thousand,  $271 thousand and $522 thousand for the eight months ended  December 31, 2003,  four months ended April 30, 2003,  and years ended  December 31, 2002 and 2001,  respectively.  Accrued  interest  payable was $29 thousand and $10 thousand as of December 31, 2003 and 2002, respectively.

On January 3, 2002, the Company  entered into a $150.0 million credit  facility with ASI. This credit  facility  terminates on December
31, 2005 and bears  interest at the offered rate in the London  interbank  market  (LIBOR) plus 0.35 percent per annum for the relevant interest period.  Interest  expense related to these  borrowings was $534 thousand,  $56 thousand and $2.2 million for the eight months ended December 31, 2003,  four months ended April 30, 2003 and year ended  December 31, 2002. As of December 31, 2003 and 2002,  $106.0
million and $0 was outstanding  under this credit  facility.  Accrued interest payable was $153 thousand and $0 as of December 31, 2003 and 2002, respectively.

Surplus notes
The Company had issued  surplus  notes to ASI in exchange for cash.  On May 1, 2003,  the Company  converted  all  outstanding  surplus notes to paid in capital as part of the  Acquisition.  The  conversion  included  the  principal  amount of $110.0  million and related interest of $32.2  million.  Surplus  notes  outstanding  as of December 31, 2002 was $110.0  million.  Interest  expense for the eight months  ended  December 31, 2003,  four months  ended April 30, 2003 and years ended  December 31, 2002 and 2001 was $0, $3.0  million,
$10.9 million and $13.0  million,  respectively.  Payment of interest and repayment of principal for these notes was subject to certain conditions  and required  approval by the Insurance  Commissioner  of the State of  Connecticut.  At December 31, 2003 and 2002, $0 and
$29.2 million, respectively, of accrued interest on surplus notes was not permitted for payment under these criteria.

Future fees payable to ASI
In a series of  transactions  with ASI,  the  Company  sold  certain  rights to receive a portion of future fees and  contract  charges expected to be realized on designated blocks of deferred annuity contracts.

The proceeds from the sales have been recorded as a liability and are being  amortized  over the remaining  surrender  charge period of the designated  contracts  using the interest  method.  The Company did not sell the right to receive future fees and charges after the expiration of the surrender charge period.

In connection with these sales, ASI, through special purpose trusts,  issued  collateralized  notes in private  placements,  which were secured by the rights to receive future fees and charges  purchased from the Company.  As part of the Acquisition,  the notes issued by
ASI were repaid.
American Skandia Life Assurance Corporation
Notes to Consolidated Financial Statements
---------------------------------------------------------------------------------------------------------------------------------------

12.  RELATED PARTY TRANSACTIONS (continued)

Under the terms of the securitization  purchase  agreements,  the rights sold provide for ASI to receive a percentage (60%, 80% or 100%
depending on the underlying  commission  option) of future mortality and expense charges and contingent  deferred sales charges,  after reinsurance,  expected to be realized  over the  remaining  surrender  charge  period of the  designated  contracts  (generally  6 to 8 years).  As a result of purchase  accounting,  the  liability was reduced to reflect the  discounted  estimated  future  payments to be made and has been subsequently  reduced by amortization  according to a revised  schedule.  If actual mortality and expense charges and contingent  deferred sales charges are less than those projected in the original  amortization  schedules,  calculated on a transaction by transaction basis, ASI has no recourse against the Company.

The Company has determined,  using  assumptions for lapses,  mortality,  free withdrawals and a long-term fund growth rate of 8% on the
Company's assets under management,  that the discounted  estimated future payments to ASI would be $337.1 million and $429.8 million as of December 31, 2003 and 2002, respectively.

On April 12, 2002, the Company  entered into a new  securitization  purchase  agreement with ASI. This  transaction  covers  designated blocks of business  issued from November 1, 2000 through  December 31, 2001.  The estimated  present value of the  transaction at April
12, 2002, using a discount rate of 6.00%, was $101.7 million.

Payments,  representing fees and charges in the aggregate amount,  of $94.3 million,  $50.5 million,  $186.8 million and $207.7 million were made by the Company to ASI during the eight  months  ended  December  31,  2003,  four months ended April 30, 2003 and years ended
December  31, 2002 and 2001,  respectively.  Related  expense  (income) of $11.1  million,  ($11.6)  million,  $828  thousand and $59.9 million has been included in the  Consolidated  Statements of Operations and  Comprehensive  Income for the eight months ended December
31, 2003, four months ended April 30, 2003 and years ended December 31, 2002 and 2001, respectively.

The  Commissioner  of the State of  Connecticut  has approved the transfer of future fees and charges;  however,  in the event that the
Company becomes subject to an order of liquidation or  rehabilitation,  the  Commissioner  has the ability to restrict the payments due to ASI, into a restricted account, under the Purchase Agreement subject to certain terms and conditions.

The present values of the transactions as of the respective effective date were as follows (dollars in thousands):

                                Closing      Effective        Contract Issue         Discount      Present
             Transaction          Date          Date              Period               Rate         Value
         ------------------- ------------- ------------- ------------------------ ------------- -------------
         ------------------- ------------- ------------- ------------------------ ------------- -------------

                1996-1         12/17/96        9/1/96       1/1/94 - 6/30/96           7.5%      $   50,221
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
                2000-2          7/18/00        6/1/00       2/1/00 - 4/30/00          7.25%          92,399
                2000-3         12/28/00       12/1/00       5/1/00 - 10/31/00         7.25%         107,291
                2000-4         12/28/00       12/1/00       1/1/98 - 10/31/00         7.25%         107,139
                2002-1          4/12/02        3/1/02      11/1/00 - 12/31/01         6.00%         101,713

American Skandia Life Assurance Corporation
Notes to Consolidated Financial Statements
---------------------------------------------------------------------------------------------------------------------------------------

12.  RELATED PARTY TRANSACTIONS (continued)

Future  amortization  of future fees payable to ASI as of December  31, 2003,  according  to a revised  amortization  schedule,  are as follows (in thousands):

                                          Year         Amount
                                     -------------- ------------
                                     -------------- ------------

                                          2004      $   107,283
                                          2005           87,446
                                          2006           64,619
                                          2007           36,361
                                          2008           11,421
                                          2009              749
                                                    -----------
                                          Total     $   307,879
                                                    ===========

13.  LEASES

The Company entered into an eleven-year  lease agreement for office space in Westminster,  Colorado,  effective  January 1, 2001. Lease expense for the eight months ended  December 31, 2003,  four months ended April 30, 2003 and years ended December 31, 2002 and 2001 was
$1.7 million, $899 thousand,  $2.6 million and $1.6 million,  respectively.  Sub-lease rental income was $297 thousand,  $129 thousand,
$227 thousand and $0 for the eight months ended  December 31, 2003,  four months ended April 30, 2003 and years ended December 31, 2002 and 2001.  Future  minimum lease  payments and sub-lease  receipts per year and in aggregate as of December 31, 2003 are as follows (in thousands):

                                                                       Lease           Sub-Lease
                                                                 ------------------ -----------------
                                                                 ------------------ -----------------
                                   2004                          $    2,634         $      455
                                   2005                               2,691                190
                                   2006                               2,691                  -
                                   2007                               2,704                  -
                                   2008                               2,838                  -
                                   2009 and thereafter                8,279                  -
                                                                 ----------         ----------
                                   Total                         $   21,837         $      645
                                                                 ==========         ==========

14.  EMPLOYEE BENEFITS

On July 1, 2003, the Company's  employees  transitioned  from SICL's  benefit plans to Prudential  Financial's.  Prudential  sponsors a noncontributory  defined benefit pension plan that covers  substantially all of the Company's  employees.  Benefits are generally based on career average earnings and credited length of service.  Prudential  Financial's  funding policy is to contribute annually an amount necessary to satisfy the Internal Revenue Service contribution guidelines.

Prudential  plans also provide  certain life  insurance and health care benefits for its retired  employees,  their  beneficiaries  and covered dependents.  The health-care plan is contributory; the life insurance plan is noncontributory.

The costs relating to the aforementioned benefit plans amounted to $3.1 million for the eight months ended December 31, 2003.

Prior to May 1, 2003, the Company had a 401(k) plan for which  substantially  all employees are eligible.  Under this plan, the Company provides  a 50%  match  on  employees'  contributions  up to 6% of an  employee's  salary  (for an  aggregate  match of up to 3% of the employee's salary).  Additionally,  the Company may contribute  additional amounts based on profitability of the Company and certain of its  affiliates.  Expenses  (income)  related to this program for the eight months ended December 31, 2003, four months ended April 30,
2003, and years ended December 31, 2002 and 2001 were ($70)  thousand,  $425  thousand,  $719 thousand and $2.7 million,  respectively.
Company  contributions to this plan on behalf of the participants were $4 thousand,  $896 thousand,  $921 thousand and $2.5 million for the eight months ended December 31, 2003, four months ended April 30, 2003, and years ended December 31, 2002 and 2001, respectively.

Prior to July 1, 2003,  the Company had a deferred  compensation  plan,  which is  available to the field  marketing  staff and certain other  employees.  (Income)  expenses related to this program for the eight months ended December 31, 2003, four months ended April 30,
2003,  and the  years  ended  December  31,  2002 and  2001  were  ($41)  thousand,  $279  thousand,  $3.5  million  and $1.6  million, respectively.  Company  contributions to this plan on behalf of the  participants  were $27 thousand,  $126 thousand,  $5.3 million and
$1.7 million for the eight months ended  December  31, 2003,  four months ended April 30, 2003,  and years ended  December 31, 2002 and
2001, respectively.
American Skandia Life Assurance Corporation
Notes to Consolidated Financial Statements
---------------------------------------------------------------------------------------------------------------------------------------

14.  EMPLOYEE BENEFITS (continued)

The  Company  and certain  affiliates  cooperatively  have a long-term  incentive  program  under which units are awarded to  executive officers and other  personnel.  This plan will terminate in March 2004.  Prior to May 1, 2003, the Company and certain  affiliates also had a profit sharing  program,  which benefits all employees  below the officer  level.  These programs  consist of multiple plans with new plans instituted each year.  Generally,  participants  must remain employed by the Company or its affiliates at the time such units are payable in order to receive any  payments  under the  programs.  The accrued  liability  representing  the value of these units was
$1.2 million and $7.1 million as of December  31, 2003 and 2002,  respectively.  (Income)  expenses  related to these  programs for the eight  months  ended  December  31,  2003,  four months  ended April 30,  2003 and years ended  December  31, 2002 and 2001 were ($468)
thousand,  $249  thousand,  $1.5 million and ($9.8)  million,  respectively.  Payments  under these  programs were $1.0  million,  $4.7 million,  $8.0 million and $8.4 million for the eight months ended December 31, 2003,  four months ended April 30, 2003 and years ended
December 31, 2002 and 2001, respectively.

15.  CONTRACT WITHDRAWAL PROVISIONS

Approximately 99% of the Company's  separate account  liabilities are subject to discretionary  withdrawal by contract owners at market value or with  market  value  adjustment.  Separate  account  assets,  which  are  carried  at fair  value,  are  adequate  to pay such withdrawals, which are generally subject to surrender charges ranging from 10% to 1% for contracts held less than 10 years.

16.  RESTRUCTURING CHARGES

On March 22, 2001 and  December  3, 2001,  the Company  announced  separate  plans to reduce  expenses  to better  align its  operating infrastructure  with the current  investment  market  environment.  As part of the two plans,  the  Company's  workforce was reduced by approximately  140 positions and 115 positions,  respectively,  affecting  substantially  all areas of the Company.  Estimated  pre-tax severance  benefits of $8.5 million have been charged  against 2001  operations  related to these  reductions.  These charges have been reported in the  Consolidated  Statements of Income as a component of  Underwriting,  Acquisition and Other Insurance  Expenses.  As of
December 31, 2003 and 2002,  the remaining  restructuring  liability,  relating  primarily to the December 3, 2001 plan, was $0 and $12 thousand, respectively.

17.  SEGMENT REPORTING

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

American Skandia Life Assurance Corporation
---------------------------------------------------------------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
---------------------------------------------------------------------------------------------------------------------------------------

18.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The unaudited quarterly results of operations for the years ended December 31, 2003 and 2002 are summarized in the table below:

                                               Predecessor                            Successor
                                      -----------------------------------------------------------------------------
                                       Three months    One month     Two months    Three months    Three months
                                           ended         ended          ended          ended           ended
                                      -----------------------------------------------------------------------------
                                      -----------------------------------------------------------------------------
                                         March 31       April 30       June 30     September 30     December 31
                                      -----------------------------------------------------------------------------
                                      -----------------------------------------------------------------------------
2003                                                               (in thousands)
----
Total revenues                          $   104,470    $  30,059     $    89,807    $   126,498    $     133,294
Total benefits and expenses                 124,243       11,036          52,837         72,227           83,278
(Loss) income from operations before
income taxes                                (19,773)      19,023          36,970         54,271           50,016
Net (loss) income                           (11,554)      19,348          25,184         37,183           28,489

                                                            Three months ended (Predecessor)
                                              -------------------------------------------------------------
                                              -------------------------------------------------------------
                                                March 31       June 30      September 30    December 31
                                              -------------------------------------------------------------
2002                                                                 (in thousands)
----
Total revenues                                  $  120,767   $   141,815    $    155,888    $     89,044
Total benefits and expenses                        111,604       172,792         360,685         130,500
Income (loss) from operations before income
taxes                                                9,163       (30,977)       (204,797)        (41,456)
Net income (loss)                                    7,460       (19,231)       (132,043)        (21,443)

                                                                                             Exhibit 3 (i)
CERTIFICATE
AMENDING OR RESTATING CERTIFICATE
OF INCORPORATION
By action of  ___INCORPORATORS
              ___BOARD OF DIRECTORS
              XX BOARD OF DIRECTORS
                  AND SHAREHOLDERS
                  (Stock Corporation)
              ___BOARD OF DIRECTORS
                  AND MEMBERS
                  (Nonstock Corporation)
                                                                          100.00
                                                             For office use only
                                                                     Account No.
                                                                        Initials

                              STATE OF CONNECTICUT
                             SECRETARY OF THE STATE

1.  NAME OF CORPORATION                                                    DATE
       American Skandia Life Assurance Corporation                  Feb. 8, 1988

2.  The Certificate of incorporation is  XX  A.  AMENDED ONLY
                                       ___B.  AMENDED AND RESTATED

                                       ___C.  RESTATED ONLY   by the following
                                              resolution

                               See Attached Rider

3.  (Omit if 2A is checked)
    (a)The above  resolution  merely restates and does not change the provisions of the original  Certificate of Incorporation as supplemented and amended to date, except as follows:  (Indicate  amendments made, if any, if none, so indicate)

    (b) Other than as indicated in Par. 3(a),  there is no  discrepancy  between the provisions of the original  Certificate of  Incorporation as supplemented to date,  and the  provisions  of this  Certificate  Restating the  Certificate  of
Incorporation.

BY ACTION OF INCORPORATORS
__4.  The above  resolution  was adopted by vote of at least  two-thirds  of the incorporators  before the  organization  meeting of the  corporation,  and approved  in  writing  by all  subscribers  (if  any)  for  shares  of the corporation, (or if nonstock corporation, by all applicants for membership entitled to vote if any)

We (at least two-thirds of the incorporators) hereby declare, under the penalties of false statement that the statements made in the foregoing certificate are true.

SIGNED                                      SIGNED                                      SIGNED

                                            APPROVED

(All subscribers, or, if nonstock corporation, all applicants for membership entitled to vote, if none, so indicate)

SIGNED                                      SIGNED                                      SIGNED

                                    Continued

BY ACTION OF BOARD OF DIRECTORS

__4. (Omit if 2C is checked.)  The above resolution was adopted by the board of directors acting alone,
__there being no shareholders or subscribers.
__the board of directors being so authorized pursuant to Section 33-341, Conn. G.S. as amended
__the corporation being a nonstock corporation and having no members and no applicants for membership entitled to vote on such resolution.

5. The number of affirmative votes required to adopt such resolution is:

6. The number of directors' votes in favor of the resolution was:

We hereby  declare,  under the penalties of false  statement that the statements made in the foregoing certificate are true.

NAME OF PRESIDENT OR VICE PRESIDENT (Print or Type)
NAME OF SECRETARY OR ASSISTANT SECRETARY (Print or Type)

SIGNED (President or Vice President)

SIGNED (SECRETARY OR ASSISTANT SECRETARY)

BY ACTION OF BOARD OF DIRECTORS AND SHAREHOLDERS
X 4.  The  above  resolution  was  adopted  by the  board  of  directors  and by shareholders.

    5.  Vote of shareholders:
         (a) (Use if no shares are  required  to be voted as a class)  NUMBER OF
         SHARES ENTITLED TO VOTE
                           100
         TOTAL VOTING POWER
                           100
         VOTE REQUIRED FOR ADOPTION
                           67
         VOTE FAVORING ADOPTION
                           100
         (b)  (If the  shares  of any  class  are  entitled  to vote as a class, indicate the designation and number of outstanding  shares of each such class,  the voting power  thereof,  and the vote of each such class for the amendment resolution.)

  We hereby declare,  under the penalties of false statement that the statements made in the foregoing certificate are true.

NAME OF PRESIDENT OR VICE PRESIDENT (Print or Type)
Robert B. Goode, Jr. President

NAME OF SECRETARY OR ASSISTANT SECRETARY (Print or Type)
William J. Lazarou, Secretary

SIGNED (President or Vice President)
/s/Robert B. Goode, Jr

SIGNED (Secretary or Assistant Secretary)
/s/William J. Lazarou, Secretary

  BY ACTION OF BOARD OF DIRECTORS AND MEMBERS
 __ 4.The above resolution was adopted by the board of directors and by members.

     5.  Vote of members:
        (a)  (Use if no members are required to vote as a class.)
              NUMBER OF MEMBERS VOTING
              TOTAL VOTING POWER
              VOTE REQURIED FOR ADOPTION
              VOTE FAVORING ADOPTION

        (b)(If the  members  of any  class  are  entitled  to  vote as a  class, indicate  the  designation  and number of members of each such class, the  voting  power  thereof,  and the vote of each such class for the amendment resolution.)

  We hereby declare,  under the penalties of false statement that the statements made in the foregoing certificate are true.

NAME OF PRESIDENT OR VICE PRESIDENT (Print or Type)
NAME OF SECRETARY OR ASSISTANT SECRETARY (Print or Type)

SIGNED (President or Vice President)

SIGNED (Secretary or Assistant Secretary)

  FOR OFFICE USE ONLY

  FILING FEE
        $30.20
  CERTIFICATION FEE
        $40.80
  TOTAL FEES
        $170.00

SIGNED (For secretary of the State)  (4CC's)

CERTIFIED COPY SENT ON (Date)

TO

CARD                                                                 REC & 4CC'S
                                                                         2/14/89
                                                                 INFOSEARCH, INC
                                                                  30 HIGH STREET
                                                             HARTFORD, CT  06103
                                                         INFOSEARCH WILL PICK UP

RIDER

RESOLVED, that the Certificate of Incorporation be amended to reflect the change in the Corporation's principal office to Shelton, Connecticut as follows:

Section 4, line 2, delete "City of Hartford" and substitute "Town of Shelton".

RESOLVED,  that the par value of the Corporation's shares of Class A and Class B common  stock be decreased  from  $100.00 per share to $80.00 per share  thereby decreasing the current stated capital of the Corporation  from its present level of  $2,500,000.00 to  $2,000,000.00  said decrease to be accomplished  through a corresponding  increase  in the  Corporation's  surplus  accounts  and  that the officers of the  Corporation  be and hereby are  authorized and directed to take
such  action  as  is  necessary  to  amend  the  Corporation's   Certificate  of
Incorporation in order to effect such change in par value,  including  preparing and filing  amendments to the  Corporation's  Certificate of  Incorporation  and
obtaining such state insurance regulatory approvals as may be required.

RESOLVED,  that the present  requirement  for a staggered  Board of Directors be eliminated  by  amending  the  Corporation's  Certificate  of  Incorporation  as
follows:

Section 4, line 6, delete the phrase,  "and provided further the  classification shall be such that the term of one or more classes shall expire each  succeeding year" and insert a period in line 6 following the word years".

[NW] CSM.323

                            CERTIFICATE OF SECRETARY
                   AMERICAN SKANDIA LIFE ASSURANCE CORPORATION

The undersigned, being duly elected Secretary of American Skandia Life Assurance
Corporation   (the   "Corporation"),   does  hereby  certify  that  the  annexed
Certificate  of  Incorporation  of the  Corporation,  together  with the annexed amendments to such Certificate of Incorporation,  are true and correct copies of the originals, as are currently in full force and effect.

In witness whereof,  the undersigned has executed this certificate this 25th day of July, 1988.

                                /s/William J. Lazarou
                                William J. Lazarou
                                Secretary, American Skandia
                                Life Assurance Corporation

JTB 31.15

                              HOUSE BILL NO. 5920.
                               SPECIAL ACT NO. 136

AN ACT CONCERNING THE  INCORPORATION OF HARTFORD  INSURANCE GROUP LIFE INSURANCE
COMPANY.

Be it enacted by the Senate  and House of  Representatives  in General  Assembly
convened:

SECTION 1. H.V. Williams,  J.W. Clarke and D.C. Thomas,  with such other persons as may hereafter be associated with them,  their successors and assigns forever, are created a body politic and corporate by the name of Hartford Insurance Group
Life Insurance Company,  with power under that name to sue and be sued; to plead and be  impleaded in the courts of this state and  elsewhere;  to adopt a common seal and alter the same at pleasure; to purchase, acquire and hold both real and personal property of every kind, and, to sell,  grant,  alien,  invest,  use and dispose of the same for the purposes of the corporation; to make such bylaws and regulations  as may be deemed  proper for the  management  of the affairs of the corporation,  and from time to time to amend the same;  and  generally to do and cause to be done and  executed  all such acts as may seem  necessary  and proper within the limitations  herein contained.  If any of said  incorporators is, for any reason, unable to act, the remaining  incorporators are authorized to name a successor to act in his place and stead.

SEC. 2. Said  corporation  may make  insurance  upon lives,  may grant and issue annuities,  either in connection  with or separate  from  contracts of insurance predicated upon life risks, may issue policies  stipulated to be with or without participation  in profits,  may issue  policies  or  certificates  of  insurance against loss of life or personal  injury  resulting from any cause,  and against loss resulting from disease or accident,  and against any other casualty or risk which may be subject to life, accident or health insurance.  Said corporation in addition to the  foregoing is  authorized  generally to do a life,  accident and health  insurance  business,  and is  authorized  to insure  against any and all hazards against which life,  accident and health insurance  companies are on the effective  date of this act, or may  thereafter  at any time be,  authorized  to insure by the laws of this  state,  or of any other  state or  territory  of the
United States or foreign countries in which the company may be licensed to carry on  business.  In  addition  to the  foregoing  powers,  the  purposes  of  said corporation  are all  those  permitted  by the Stock  Corporation  Act and other applicable laws of this state.

SEC. 3. (a) The capital  with which said  corporation  shall  commence  business shall not be less than two hundred and fifty thousand dollars and may, from time to  time,  be  increased  when  authorized  by the  stockholders  to any sum not exceeding in the whole twenty million dollars,  and shall be divided into shares of the par value of not less than one dollar each.

(b) The  corporation,  from time to time, may change the par value and number of shares of its issued and outstanding  capital stock, but no such change shall be valid unless approved by a vote of at least two-thirds of the stock  represented at a meeting  of the  stockholders  duly  warned and held for that  purpose  nor unless a majority of the directors shall make, sign and swear to and file in the office of the secretary of the state a certificate  stating that such change has been duly approved by the  stockholders  and setting forth a copy of the vote of the stockholders, which vote shall show the details of such change.

(c) The  corporation  may, from time to time, and to the amount of capital stock authorized by its certificate of  incorporation,  issue shares of stock with the same  par  value  as its  then  outstanding  capital  stock.  There  shall be no pre-emptive right to additional shares of stock issued by the corporation.

(d) The shares of the capital stock shall be subscribed and paid for at such sum in cash per share, not less than par, as the incorporators shall prescribe,  and the  subscribers  therefor  shall,  at  the  time  of  subscription,  pay to the commissioners  hereinafter named, for the use of the corporation,  not less than ten per cent of the par value thereof.  The balance due upon such  subscriptions shall be paid to the corporation in such  installments  and at such times as the directors  shall  determine,  provided the entire capital stock to the amount of not less than two hundred and fifty  thousand  dollars and a surplus of not less than two hundred and fifty  thousand  dollars shall be paid in, in cash,  before said corporation shall commence business.

SEC. 4. The principal office of the corporation  shall be located in the city of
Hartford,  and the affairs of the corporation shall be managed by a board of not fewer than nine directors. Such directors may be classified as to their terms of office for terms  established  by the  bylaws,  provided no  directors  shall be elected for a shorter  term than one year nor for a longer term than five years, and provided  further the  classification  shall be such that the term of one or more  classes  shall  expire  each  succeeding  year.  The first  meeting of the subscribers  shall be held at a time and place within the city of Hartford to be appointed for that purpose by the commissioners  hereinafter  named, and written notice of such meeting,  stating the time and place  thereof,  shall be given by the  commissioners  to each  subscriber  in person or by mail at least five days before  such  meeting.  At  such  meeting  or at  any  adjournment  thereof  the subscribers to the capital stock may adopt such bylaws, rules and regulations as may be deemed proper for the regulation of the affairs of the  corporation,  and shall elect by ballot not less than nine persons to serve as directors until the first annual meeting and until others are chosen in their stead.

SEC.  5. The annual  meetings  of the  corporation,  after the first  meeting as aforesaid,  shall be held at such time in each year and upon such  notice as the bylaws shall prescribe.  If the corporation  fails to hold its annual meeting at the time  specified  for the  same in any  year,  or  fails  to elect  directors thereat, the corporation shall not be dissolved nor its rights impaired thereby, but a special  meeting for that purpose shall be called by the president or by a majority of the directors of said  corporation in case of his refusal or neglect so to do, and in case of the refusal of the  president  and of the  directors to call  such  meeting,  such  special  meeting  may be called  by the  holders  of one-tenth  of the  capital  stock,  upon the same  notice as is  required by the bylaws for calling an annual meeting, and at such meeting, directors to fill the places of the directors whose terms of office shall have expired may be elected.

SEC. 6. The directors shall  determine how many of their number,  not fewer than five,  shall  constitute a quorum for the transaction of business,  and may fill any  vacancy  which may occur in the board  between  the annual  meetings of the stockholders,  by choosing a director  to act until the next annual  meeting and until a successor shall be chosen.

SEC. 7. The directors shall choose a president,  a vice  president,  a treasurer and one or more  secretaries  of the  corporation,  and may  appoint  such other officers and authorize the employment or appointment of clerks,  agents or other employees  or  representatives  and  may  authorize  the  establishment  of such agencies in this state and elsewhere as shall be deemed advisable for conducting the business of the  corporation,  prescribe the duties and fix the compensation of  officers  and  employees  and take  bonds  of any of them  for the  faithful performance of his duty. The president  shall be chosen from the directors,  and any  officer or  employee  of the  corporation  may be  displaced  and a new one appointed at the pleasure of the directors.

SEC. 8. The president  shall have power at any time to call a special meeting of stockholders,  upon such notice as the bylaws shall prescribe, and he shall call such  special  meeting  when  requested  in writing  by the  holders of at least one-tenth of the capital stock,  and in case of his refusal or neglect to call a meeting on such request, such stockholders may call the same.

SEC. 9. At all meetings of the stockholders all questions shall be determined by a  majority  vote of  those  present,  allowing  one  vote to  each  share,  and stockholders shall be entitled to vote in person or by proxies duly appointed.

SEC. 10. Subject to the approval of the insurance commissioner, said corporation my enter  into a  merger  or  consolidation  with  one or more  other  insurance companies  organized  within or without this state or acquire the assets thereof by issuance of shares of its stock or  otherwise,  whether or not the charter of such other company expressly so provides. The provisions of the general statutes relating  to the merger or  consolidation  of  corporations,  or relating to the acquisition  of assets of other  corporations,  shall apply to any such  merger, consolidation or acquisition of assets.

SEC. 11. To carry out the purposes of this act and to organize said corporation,
H.V. Williams,  J.W. Clarke and D.C. Thomas are appointed  commissioners to open books of subscription and to receive  subscriptions to the capital stock of said corporation,  to receive the first installment on such  subscriptions,  to close the subscription  books when the capital stock shall have been subscribed to the full amount,  not less than two hundred and fifty thousand  dollars,  with which the  incorporators  shall have  determined  to  commence  business,  and, if the capital stock is oversubscribed, to apportion the same in their discretion among
the  subscribers.   When  the  capital  stock  has  been  so  subscribed,   said
commissioners,  or a  majority  of them,  shall  call the first  meeting  of the subscribers  as provided in section 4 of this act for the  purposes  therein set forth, and when the bylaws have been adopted and the directors  chosen,  and the board of  directors  so chosen have been  organized by the choice of a president and a  secretary,  the  commissioners  shall  pay  over to the  officers  of the corporation all moneys received by them upon subscriptions to the capital stock, and said corporation shall thereupon be deemed to be fully organized.  If any of
said   commissioners   is,  for  any  reason,   unable  to  act,  the  remaining
commissioners  are  authorized  to name a successor or  successors to act in his place and stead.

SEC. 12. This charter shall be void unless said  corporation  shall be organized and a certificate of such organization  shall be executed and filed according to law on or before October 3, 1971.

Certified as correct by

                           -----------------------------------------
                                Legislative Commissioner.

                           -----------------------------------------
                                Clerk of the Senate.

                           -----------------------------------------
                                Clerk of the House.

                           Approved May 21, 1969.

                           -----------------------------------------
                                Governor.

                           FILED State of Connecticut
                              Jul 24 1969 - 8:30 AM
                  Ella T. Grasso Secretary of State By________
                                  /s/_________

                                      Card
                                      List
                                   Proof HN-LA

                               Day, Berry & Howard
                              1 Constitution Plaza
                                 Hartford, Conn
                               /s/Michael Halloran

                CERTIFICATE AMENDING CERTIFICATE OF INCORPORATION
                           BY ACTION OF INCORPORATORS

1. The name of the  corporation  is  Hartford  Insurance  Group  Life  Insurance
Company.

2. The Certificate of Incorporation is amended only by the following  resolution of incorporators:

           RESOLVED:  That  subsections  (a) and (d) of  Section  3,  Section 4,
Section  6,  Section  9 and  Section  11 of  the  Corporation's  certificate  of incorporation, as that term is defined in the Connecticut Stock Corporation Act, is amended to read as follows:

                Section  3(a).  The capital  with which said  Corporation  shall commence  business shall be not less than two hundred and fifty thousand dollars and may, from time to time, be increased when authorized by the  stockholders to any sum not exceeding in the whole twenty million  dollars.  The initial capital stock of the  Corporation  shall consist of one hundred  shares of Common Stock, ten dollars par value per share, and twenty-four thousand nine hundred shares of
Non-Voting  Common  Stock,  ten  dollars par value per share,  which  Non-Voting
Common  Stock shall be  identical  in all  respects  to the Common  Stock of the
Corporation  except that the Non-Voting  Common Stock shall have no voting power or right to notice of any meeting.

                (d) The shares of the capital stock shall be subscribed and paid for at such sum in cash per share, not less than par, as the incorporators shall prescribe, and the subscribers therefor shall, at the time of subscription,  pay to the commissioners hereinafter named, for the use of the corporation, not less than  ten per  cent  of the  par  value  thereof.  The  balance  due  upon  such subscriptions  shall be paid to the corporation in such installments and at such times as the directors shall determine, provided the entire capital stock to the amount of not less than two hundred and fifty thousand  dollars and a surplus of not less than two hundred and fifty thousand  dollars shall be paid in, in cash, before said corporation shall commence any insurance business.

                Section  4. The  principal  office of the  corporation  shall be located in the city of  Hartford,  and the affairs of the  corporation  shall be managed by a board of not fewer  than three  directors.  Such  directors  may be classified  as to their terms of office for terms  established  by the  by-laws, provided no directors  shall be elected for a shorter term than one year nor for a longer term than five years, and provided further the classification  shall be such that the term of one or more classes shall expire each succeeding year. The first  meeting of the  subscribers  shall be held at a time and place within the city  of  Hartford  to be  appointed  for  that  purpose  by  the  commissioners hereinafter  named,  and written  notice of such  meeting,  stating the time and place thereof,  shall be given by the commissioners to each subscriber in person or by mail at least five days before  such  meeting.  At such  meeting or at any adjournment thereof the subscribers to the capital stock may adopt such by-laws, rules and  regulations as may be deemed proper for the regulation of the affairs of the  corporation,  and shall  elect by ballot not less than three  persons to serve as directors until the first annual meeting and until others are chosen in their stead.

                Section  6.  The  directors  shall  determine  how many of their number,  not fewer than two,  shall  constitute a quorum for the  transaction of business,  and may fill any  vacancy  which may occur in the board  between  the annual  meetings  of the  stockholders,  by choosing a director to act until the next annual meeting and until a successor shall be chosen.

                Section 9. At all  meetings of the  stockholders  all  questions shall be determined by a majority  vote of those  present,  allowing one vote to each share of Common Stock, and stockholders shall be entitled to vote in person or by proxies duly appointed.

                Section  11.  To  carry  out the  purposes  of  this  act and to organize  said  corporation,  H.V.  Williams,  J.W.  Clarke and D.C.  Thomas are
appointed   commissioners   to  open  books  of  subscription   and  to  receive
subscriptions  to the capital  stock of said  corporation,  to receive the first installment  on such  subscriptions,  to close the  subscription  books when the capital stock shall have been  subscribed to the full amount,  not less than two hundred and fifty  thousand  dollars,  with which the  incorporators  shall have determined  to commence any  insurance  business,  and, if the capital  stock is oversubscribed, to apportion the same in their discretion among the subscribers.
When the capital stock has been so subscribed, said commissioners, or a majority of them,  shall call the first meeting of the subscribers as provided in section
4 of this act for the purpose therein set forth,  and when the by-laws have been adopted and the directors chosen, and the board of directors so chosen have been organized by the choice of a president and a secretary,  the commissioners shall pay over to the  officers of the  corporation  all moneys  received by them upon subscriptions  to the capital stock,  and said  corporation  shall  thereupon be deemed to be fully organized.  If any of said  commissioners is, for any reason, unable to act, the remaining commissioners are authorized to name a successor or successors to act in his place and stead.

3.  There  are  no  subscribers  to  the  shares  of the  capital  stock  of the
Corporation and, as provided in Section  33-360(b)(1) of the Connecticut General
Statutes,  as amended, the above resolution was adopted by vote of two-thirds of the incorporators.

      Dated at Hartford, Connecticut, this 23rd day of July, 1969.

                           ------------------------------
                           /s/  H.V. Williams

                           ------------------------------
                           /s/  D.C. Thomas

                      BEING TWO-THIRDS OF THE INCORPORATORS

STATE OF CONNECTICUT  :
                      :    ss.       July 23, 1969
COUNTY OF HARTFORD    :

      Personally  appeared  H.V.  Williams and D.C.  Thomas and made oath to the truth of the foregoing certificate by them signed, before me.

                           _/s/Michael Halloran
                                Notary Public

                           FILED State of Connecticut
                              Jul 24 1969 - 8:30 AM
                        Ella T. Grasso Secretary of State
                               /s/________________

                                      Card
                                      List
                                   Proof HN-LA

                               Day, Berry & Howard
                              1 Constitution Plaza
                                 Hartford, Conn
                              /s/ Michael Halloran

              CERTIFICATE AMENDING CERTIFICATE OF INCORPORATION BY

                  ACTION OF BOARD OF DIRECTORS AND SHAREHOLDERS

1. The name of the  Corporation  is Hartford  Variable  Annuity  Life  Insurance
Company.

2. The Certificate of Incorporation is amended only by the following  Resolution of Directors and Shareholders:

           RESOLVED:  That Subsection 3(a) of the  Corporation's  Certificate of
Incorporation is amended to increase the par value of the  Corporation's  shares from sixty dollars ($60) to eighty dollars ($80) per share, as follows:

           The capital  stock of the  Corporation  shall  consist of one hundred
(100) shares of Common  Stock,  eighty  dollars  ($80) par value per share,  and twenty-four  thousand nine hundred  (24,900) shares of Non-Voting  Common Stock, eighty dollars ($80) par value per share, which Non-Voting Common Stock shall be identical in all respects to the Common Stock of the Corporation except that the
Non-Voting  Common  Stock  shall have no voting  power or right to notice of any meeting.

3. The  above  Resolution  was  adopted  by the  Board of  Directors  and by the
Shareholders.

4.    Vote of Shareholders:

      No. of Shares        Total Voting         Vote Required        Vote
       Entitled to         Power of Shares             for           Favoring
            Vote      Entitled to Vote              Adoption         Adoption

          100                    100                    67               100

5.  The  number  of  affirmative  votes of  Directors  required  to  adopt  such
Resolution is 12. The number of Director  votes in favor of the  Resolution  was
12.

Dated at Hartford, Connecticut this 30th day of September, 1980.

We hereby declare, under penalties of false statement,  that the statements made in the foregoing Certificate are true.

      /s/  George H. Rieger                /s/  William A. McMahon
      Senior Vice President                Secretary

                              State of Connecticut
                                      Filed
                                  Sep 30, 1980
                               Secretary of State

Seal
                              STATE OF CONNECTICUT
                              INSURANCE DEPARTMENT

                STATE OFFICE BUILDING HARTFORD, CONNECTICUT 06115

  This Is to Certify,  that HARTFORD VARIABLE ANNUITY LIFE INSIJRANCE COMPANY is authorized to amend its Restated  Certificate of  incorporation  by increasing the par value of its  shares of common  capital  stock to  $100.00  each for a total authorized capital of $2,500,000.00.

                                 Witness my hand and official seal, at Hartford,
                                                     this 3rd day of August 1984

                                                          /s/

                                                          Insurance Commissioner
FILED
STATE OF CONNECTICUT
Aug - 3 1984

/s/
Secretary of the State
By  /s/______3:00 P.M.                                               F.F.  $4.00

CERTIFICATE
AMENDING OR RESTATING CERTIFICATE
OF INCORPORATION           By ACTION OF___INCORPORATORS
                           ___BOARD OF DIRECTORS
                           __X BOARD OF DIRECTORS
                               AND SHAREHOLDERS
                               (Stock Corporation)
                           __BOARD OF DIRECTORS AND MEMBERS
                               (Nonstock Corporation)

   STATE OF CONNECTICUT                                      For office use only
   SECRETARY OF STATE                                        ACCOUNT NO.
                                                             INITIALS

1.  Name of Corporation                                           Date
         Hartford Variable Annuity Life Insurance Company         August 2, 1984

2. The Certificate of  incorporation is X A AMENDED ONLY B. AMENDED AND RESTATED
C. RESTATED ONLY by the following resolution

RESOLVED,   that  Section  3  of  the  Corporation's   Restated  Certificate  of
Incorporation be amended to read as follows:

          "Section 3. The capital stock of the Corporation  shall consist of one hundred (100) shares of Common Stock,  one hundred  dollars ($100) par value per share and twenty-four  thousand nine hundred (24,900) shares of Non-Voting  Common Stock,  one hundred dollars ($100) par value per share,  for a total  authorized  capital of two million  five  hundred thousand dollars  ($2,500,000).  The Non-Voting  Common Stock shall be identical  in all  respects  to the  Common  Stock of the  Corporation except that the  Non-Voting  Stock shall have no voting power or right to  notice  of any  meeting.  There  shall be no  preemptive  right to additional shares of stock issued by the Corporation."

3. (Omit if 2 A is checked.)
        (a) The  above  resolution  merely  restates  and  does not  change  the provisions of the original  Certificate of  Incorporation  as  supplemented  and amended to date, except as follows:  Indicate  amendments made, if any, if more, so indicate)

        (b)  Other  than as  indicated  in Par.  3(a),  there is no  discrepancy
between  the  provisions  of  the  original   Certificate  of  Incorporation  as
supplemented to date, and the provisions of the Certificate of Incorporation.

BY ACTION OF INCORPORATORS
__4.  The above  resolution  was adopted by vote of at least  two-thirds  of the incorporators  before the  organization  meeting of the  corporation,  and approved  in  writing  by all  subscribers  (if  any)  for  shares  of the corporation, (or if nonstock corporation, by all applicants for membership entitled to vote if any)

We (at least two-thirds of the incorporators) hereby declare, under the penalties of false statement that the statements made in the foregoing certificate are true.

SIGNED                                      SIGNED                                      SIGNED

                                           APPROVED

       (All subscribers, or if nonstock corporation, all applicants for membership entitled to vote, if none, so indicate)

SIGNED                                      SIGNED                                      SIGNED

                                    Continued

BY ACTION OF BOARD OF DIRECTORS

__4. (Omit if 2C is checked.)  The above resolution was adopted by the board of directors acting alone,
__there being no shareholders or subscribers.
__the board of directors being so authorized pursuant to Section 33-341, Conn. G.S. as amended
__the corporation being a nonstock corporation and having no members and no applicants for membership entitled to vote on such resolution.

5. The number of affirmative votes required to adopt such resolution is:

6. The number of directors' votes in favor of the resolution was:

We hereby  declare,  under the penalties of false  statement that the statements made in the foregoing certificate are true.

NAME OF PRESIDENT OR VICE PRESIDENT (Print or Type)
NAME OF SECRETARY OR ASSISTANT SECRETARY (Print or Type)

SIGNED (President or Vice President)

/s/

SIGNED (Secretary or Assistant Secretary)

/s/

BY ACTION OF BOARD OF DIRECTORS AND SHAREHOLDERS
X 4.  The  above  resolution  was  adopted  by the  board  of  directors  and by shareholders.

    5.  Vote of shareholders:
         (a) (Use if no shares are  required  to be voted as a class)  NUMBER OF
         SHARES ENTITLED TO VOTE
                           100
         TOTAL VOTING POWER
                           100
         VOTE REQUIRED FOR ADOPTION
                           67
         VOTE FAVORING ADOPTION
                           100
         (b)  (If shares of any class are entitled to vote as a class,  indicate the  designation  and  number of  outstanding  shares of each such class,  the voting power thereof,  and the vote of each such class for the amendment resolution.)

  We hereby declare,  under the penalties of false statement that the statements made in the foregoing certificate are true.

NAME OF PRESIDENT OR VICE PRESIDENT (Print or Type)
Edward N. Bennett (Sr. Vice President)

NAME OF SECRETARY OR ASSISTANT SECRETARY (Print or Type)
Robert C. Fischer (Secretary)

SIGNED (President or Vice President)
/s/Edward N. Bennett

SIGNED (Secretary or Assistant Secretary)
/s/Robert C, Fischer

  BY ACTION OF BOARD OF DIRECTORS AND MEMBERS
  __4.The above resolution was adopted by the board of directors and by members.

     5.  Vote of members:
        (a)  (Use if no members are required to vote as a class.)
              NUMBER OF MEMBERS VOTING
              TOTAL VOTING POWER
              VOTE REQURIED FOR ADOPTION
              VOTE FAVORING ADOPTION

        (b)(If  the  members  of any  class  are  entitled  to vote as a class, indicate  the  designation  and number of members of each such class, the  voting  power  thereof,  and the vote of each such class for the amendment resolution.)

  We hereby declare,  under the penalties of false statement that the statements made in the foregoing certificate are true.

NAME OF PRESIDENT OR VICE PRESIDENT (Print or Type)
NAME OF SECRETARY OR ASSISTANT SECRETARY (Print or Type)

FILED
STATE OF CONNECTICUT
8/3/84
/S/ secretary of State

SIGNED (President or Vice President)

/s/

SIGNED (SECRETARY OR ASSISTANT SECRETARY

/s/

  FOR OFFICE USE ONLY

  FILING FEE
        $30.00
  CERTIFICATION FEE
        $27
  TOTAL FEES
        $57

SIGNED (For secretary of the State)
Rec to:  sent 8/31

CERTIFIED COPY SENT ON (Date)
8/6/84                                                             INITIALS /s/

TO
Hartford Variable Annuity Life Ins. Co.
Hartford Plaza, Hartford, Ct  06115

CARD     LIST     PROOF

FILED
STATE OF CONNECTICUT
AUG - 3 1984
/s/
SECRETARY OF THE STATE
By [   ]/s/                                                      Time 3:00 P.M.

                                                                           FILED
                                                            STATE OF CONNECTICUT
                                                                      Aug 4 1976
                                                          /s/ SECRETARY OF STATE
                                                   /s/            Time 9:50 A.M.

             Hartford Variable Annuity Life Insurance of Connecticut

                       CERTIFICATE AMENDING CERTIFICATE OF
                        INCORPORATION BY ACTION OF BOARD
                          OF DIRECTORS AND SHAREHOLDERS

1. The name of the  Corporation  is  Hartford  Insurance  Group  Life  Insurance
Company.

2. The Certificate of Incorporation is amended only by the following  Resolution of directors and shareholders:

       RESOLVED:  That  Section  1,  Subsections  (b) and (d) of  Section 3, and
Section 7 of the Corporation's  Certificate of Incorporation are amended to read as follows:

      Section 1.H.V.  Williams,  J.W.  Clarke and D.C.  Thomas,  with such other persons as may hereafter be associated with them,  their  successors and assigns forever,  are  created a body  politic  and  corporate  by the name of  Hartford
Variable  Annuity Life Insurance  Company of Connecticut,  with power under that name to sue and be sued;  to plead and be  impleaded in the courts of this state and  elsewhere;  to  adopt a common  seal and  alter  the same at  pleasure;  to purchase, acquire and hold both real and personal property of every kind, and to sell, grant, alien,  invest, use and dispose of the same for the purposes of the
Corporation,  and from time to time to amend the same;  and  generally to do and cause to be done and  executed  all such acts as may seem  necessary  and proper within the limitations  herein contained.  If any of said  incorporators is, for any reason, unable to act, the remaining  incorporators are authorized to name a successor to act in his place and stead.

      Section 3(b). The Corporation, from time to time, may change the par value and number of shares of its issued and  outstanding  capital stock,  but no such change shall be valid unless  approved by a vote of at least  two-thirds  of the stock represented at a meeting of the stockholders duly warned and held for that purpose  nor unless a  certificate  shall be sworn to and filed in the office of the  secretary of the state  stating that such change has been duly  approved by the stockholders and setting forth a copy of the vote of the stockholders, which vote shall show the details of such change.

      Section 3(d). The shares of the capital stock shall be subscribed and paid for at such sum in cash per share, not less than par, as the incorporators shall prescribe, and the subscribers therefor shall, at the time of subscription,  pay to the commissioners hereinafter named, for the use of the Corporation, not less than  ten  percent  of  the  par  value  thereof.  The  balance  due  upon  such subscriptions  shall be paid to the Corporation in such installments and at such times as the directors shall determine, provided the entire capital stock to the amount of not less than two hundred and fifty thousand dollars shall be paid in, in cash, before said Corporation shall commence any insurance business.

      Section 7.The  directors  shall choose a president,  a vice  president,  a treasurer and one or more  secretaries of the  Corporation  and may appoint such other officers and authorize the employment or appointment of clerks,  agents or other employees or  representatives  and may authorize the establishment of such agencies in this state and elsewhere as shall be deemed advisable for conducting the business of the  Corporation,  prescribe the duties and fix the compensation of  officers  and  employees  and take  bonds  of any of them  for the  faithful performance  of his duty.  Any  officer or employee  of the  Corporation  may be displaced and a new one appointed at the pleasure of the directors.

3. The  above  Resolution  was  adopted  by the  Board of  Directors  and by the shareholders.

4.    Vote of Shareholders:

      No. of Shares        Total Voting         Vote Required        Vote
       Entitled to         Power of Shares             for           Favoring
        Vote               Entitled to Vote        Adoption          Adoption

         100                  100                     67               100

5.  The  number  of  affirmative  votes of  Directors  required  to  adopt  such
Resolution is two (2). The number of Directors  votes in favor of the Resolution was three (3).

Dated at Hartford, Connecticut this 2nd day of August, 1976.

We hereby declare, under penalties of false statement,  that the statements made in the foregoing Certificate are true.

/s/   Robert R. Baird           s/s  Michael O'Halloran

      Vice President                 Assistant Secretary

[    ] to:  The Hartford
Htfd Plaza, Htfd  06115
Attn:  Michael O'Halloran, Esq.

FILED
STATE OF CONNECTICUT
AUG 31 1976
 /s/_____SECRETARY OF STATE By
/s/_________Time 4:00P.M.

               Hartford Variable Annuity Life Insurance Company of
                                   Connecticut

                              CERTIFICATE OF MERGER
                                       of
             HARTFORD VARIABLE ANNUITY LIFE INSURANCE COMPANY, INC.
                                       and
         HARTFORD VARIABLE ANNUITY LIFE INSURANCE COMPANY OF CONNECTICUT

1. The name of the  surviving  Corporation  in the merger is  HARTFORD  VARIABLE
ANNUITY LIFE INSURANCE COMPANY OF CONNECTICUT.

2. The Plan of Merger is as attached hereto.

3. The Plan of Merger was adopted by the merging  Corporations  in the following manner:

      (a) The Plan was approved by resolution  adopted by the Board of Directors of each merging Corporation.

      (b) Vote of Shareholders:

             HARTFORD VARIABLE ANNUITY LIFE INSURANCE COMPANY, INC.
                            (A Delaware Corporation)

     No. of Shares          Total Voting           Vote Required         Vote
      Entitled to          Power of Shares             for             Favoring
         Vote              Entitled to Vote         Adoption            Adoption

         350                    350                   176                 350
      Common Shares

         HARTFORD VARIABLE ANNUITY LIFE INSURANCE COMPANY OF CONNECTICUT
                           (A Connecticut Corporation)

      No. of Shares          Total Voting           Vote Required         Vote
       Entitled to          Power of Shares             for             Favoring
          Vote              Entitled to Vote         Adoption          Adoption

         100                     100                   67                 100
      Voting Common
           Shares

Dated at Hartford, Connecticut this 31st day of August, 1976.

We hereby declare,  under the penalties of false statement,  that the statements made in the foregoing Certificate,  insofar as they pertain to Hartford Variable
Annuity Life Insurance Company of Connecticut, are true.

HARTFORD VARIABLE ANNUITY LIFE INSURANCE COMPANY OF CONNECTICUT
(Surviving Corporation)

By    /s/Robert R. Baird                   /s/Michael O'Halloran
      Vice President                       Assistant Secretary

We hereby declare,  under the penalties of false statement,  that the statements made in the foregoing Certificate,  insofar as they pertain to Hartford Variable
Annuity Life Insurance Company, Inc., are true.

HARTFORD VARIABLE ANNUITY LIFE INSURANCE COMPANY, INC.
(Terminating Corporation)

By    /s/Robert R. Baird                   By   /s/Michael O'Halloran
      Vice President                       Assistant Secretary

                        AGREEMENT AND ARTICLES OF MERGER

             HARTFORD VARIABLE ANNUITY LIFE INSURANCE COMPANY, INC.
                            (A Delaware Corporation)

                                       and

         HARTFORD VARIABLE ANNUITY LIFE INSURANCE COMPANY OF CONNECTICUT
                           (A Connecticut Corporation)

THIS AGREEMENT AND ARTICLES OF MERGER  (hereinafter  referred to as "Agreement")
made and entered  into this 23rd day of August,  1976,  by and between  HARTFORD
VARIABLE ANNUITY LIFE INSURANCE COMPANY,  INC. (hereinafter  "HVA-Delaware"),  a stock insurance company incorporated and existing under the laws of the State of
Delaware  and having  its  registered  office in  Wilmington,  Delaware  and its principal  place of business in Hartford,  Connecticut;  and  HARTFORD  VARIABLE
ANNUITY LIFE INSURANCE COMPANY OF CONNECTICUT (hereinafter  "HVA-Connecticut" or
"the  Surviving  Corporation"),  a  stock  insurance  company  incorporated  and existing  under the laws of the State of  Connecticut  and having its  principal place of business in Hartford, Connecticut; HVA-Delaware and HVA-Connecticut are
sometimes hereinafter referred to as "the Constituent Corporations".

                                   WITNESSETH:

WHEREAS,  HVA-Connecticut has authorized, issued and outstanding,  capital stock consisting of One Hundred (100) shares of voting common stock, $10 par value per share,  and of Twenty-Four  Thousand Nine Hundred  (24,900) shares of non-voting common  stock,  $10 par  value  per  share;  and  HVA-Delaware  has  issued  and outstanding  Three Hundred Fifty (350) shares of common stock,  $1,000 par value per share, and is authorized to issue Two Thousand (2,000) shares of said common stock; and Hartford Life Insurance Company, a Connecticut corporation,  owns all
of  the  aforesaid  issued  and  outstanding  shares  of   HVA-Connecticut   and
HVA-Delaware; and

WHEREAS, the Boards of Directors of the Constituent Corporations have decreed it in the best  interests  of the  corporations  and  their  shareholders  that the domicile of HVA-Delaware be transferred  from the State of Delaware to the State of Connecticut,  and that such change of domicile be accomplished by a merger of
HVA-Delaware into HVA-Connecticut, pursuant to the applicable laws of the States of Delaware and Connecticut; and that as a result of said merger HVA-Connecticut will be the  Surviving  Corporation  and each holder of each share of the common stock of  HVA-Connecticut  shall be  deemed to hold one  identical  share of the common stock of the  Surviving  Corporation  and all shares of capital  stock of
HVA-Delaware shall be canceled; and

WHEREAS,  the  intent of this  Agreement  is to  accomplish  the  aforementioned purposes;

NOW,  THEREFORE,  in consideration of the promises and of the mutual provisions, agreements,  covenants, conditions and grants herein contained,  HVA-Connecticut and HVA-Delaware, by their respective Boards of Directors and in accordance with the applicable  provisions of the laws of the State of Delaware and  Connecticut have agreed and do hereby agree, each with the other, as follows:

      FIRST:  Merger. On the effective date of the merger (as defined in Article
SIXTH, Paragraph 2 of this Agreement), HVA-Delaware shall be merged, pursuant to the General Corporation Law of the State of Delaware and the Connecticut General
Statutes, into and with HVA-Connecticut,  and HVA-Connecticut on such date shall
merge  HVA-Delaware  with  and  into  itself.   HVA-Connecticut   shall  be  the
corporation  which  survives  such  merger,  and  HVA-Connecticut,  as Surviving
Corporation,  shall  continue  and  be  deemed  to  continue  for  all  purposes whatsoever after the merger of HVA-Delaware with and into itself.

       SECOND:  Jurisdiction  and  Name.  The  Surviving  Corporation  shall  be governed by the laws of the State of Connecticut  and its name shall be Hartford
Variable Annuity Life Insurance Company of Connecticut.

      THIRD:  Certificate  of  Incorporation  and  By-Laws.  From and  after the effective date of the merger,  the Certificate of  Incorporation  and By-Laws of the Surviving  Corporation shall be the Certificate of Incorporation and By-Laws of  HVA-Connecticut  as constituted on the effective date of the merger.  A true and exact  copy of said  Certificate  of  Incorporation  is  attached  hereto as
Exhibit "A".

      FOURTH: Board of Directors of the Surviving Corporation. The initial Board of Directors of the Surviving Corporation upon the effective date of the merger, and thereafter until a regular or special meeting of stockholders called for the purpose of electing Directors, shall consist of the following persons:

      William A. McMahon             124 Ridgewood Road
                                West Hartford, Connecticut

      Michael O'Halloran             105 Sherbrooke Avenue
                                Hartford, Connecticut

      Michael S. Wilder              3 Rocklyn Drive
                                West Simsbury, Connecticut

In addition,  the officers of the Surviving Corporation shall be the officers of
HVA-Connecticut immediately prior to the effective date of the merger.

       FIFTH:  Conversion of Securities on Merger.  The manner of converting the shares of the Constituent  Corporations into shares of the Surviving Corporation shall be as follows:

      1. Each share of voting common stock and each share of  non-voting  common stock of  HVA-Connecticut  issued and  outstanding  on the effective date of the merger  and all  rights  in  respect  thereof  shall  be,  immediately  upon the effective  date of the  merger  and  without  further  action,  deemed to be one identical share of the common stock of the Surviving Corporation.

      2. Each share of common stock of  HVA-Delaware  issued and  outstanding on the  effective  date of merger  and all  rights  in  respect  thereof  shall be, immediately  upon the effective date of the merger,  and without further action, canceled as of that date.

       SIXTH: Effective Date and Effects of Merger.

      1.  This  Agreement  is  expressly  conditioned  and  contingent  upon its adoption and approval by (a) the  stockholders of the Constituent  Corporations, and (b) the Insurance  Commissioners  of the States of Delaware and Connecticut,
and of other  appropriate  governmental  regulatory  agencies.  The officers and directors of the Constituent Corporations agree to do and perform each and every act and to execute and acknowledge all documents of every character  required to obtain the adoption and approval of said stockholders and governmental agencies;
and agree to do and perform  each and every act and to execute  and  acknowledge all documents of every character required to make the merger effective under the
General  Corporation  Law and Insurance  Code of the State of Delaware,  and the
Connecticut General Statutes.

       2.  Upon the  performance  of the  conditions  and the  happening  of the contingencies  set forth in subparagraph 1 of this Article SIXTH, this Agreement shall be filed in the  manner  required  by the  Insurance  Code of the State of
Delaware and the General  Corporation  Law of the State of Delaware.  The merger shall  become  effective  and the  effective  date of the merger for purposes of
Delaware  Law shall be, and  hereby is  defined  to mean,  the date on which the
Secretary of State shall approve this Agreement and Articles of Merger and shall issue a certificate as provided by 18 Del. C. 4941. On the same or the following day, an executed  counterpart  of this Agreement and Articles of Merger shall be filed in the office of the Secretary of State of the State of Connecticut in the
manner required by the  Connecticut  General  Statutes.  The merger shall become effective and the effective date of the merger for purposes of  Connecticut  law shall be,  and is hereby  defined to mean,  12:01  a.m.  on the first day of the month following such filing in the State of Connecticut.

      3. Except as herein otherwise  specifically set forth, as of the effective date, the identity,  existence,  purposes, powers, assets, franchises,  property
rights  and  immunities  of  HVA-Connecticut   shall  continue   unimpaired  and
unaffected  by the merger;  and the  corporate  identity,  existence,  purposes, powers, assets,  property rights and immunities of HVA-Delaware,  including real and personal and tangible and  intangible  assets of  whatsoever  character  and wherever  located,  and including all separate  accounts of HVA-Delaware,  shall become the assets of HVA-Connecticut,  and shall be merged into HVA-Connecticut, and  pursuant to any and all  applicable  laws,  HVA-Connecticut  shall be fully vested therewith.  Likewise, as of the effective date,  HVA-Connecticut,  as the
Surviving Corporation,  shall assume and shall be liable and responsible for any and  all of  the  legal  liabilities  and  legal  obligations  of  HVA-Delaware, including,  without limitation, all liabilities for taxes, all liabilities under insurance  contracts  theretofore  issued or then on binder, and all other legal liabilities  and  obligations of  HVA-Delaware.  The existence of  HVA-Delaware, except  insofar as it may be continued by statute,  shall cease on the effective date and  thereupon,  HVA-Connecticut  and  HVA-Delaware  shall  become a single corporation, namely HVA-Connecticut. The Surviving Corporation shall continue as a stock insurance company, and shall have the objects and purposes stated in its
Certificate  of  Incorporation,  and in general  terms  shall have the power and authority  to  transact  any  business  which  HVA-Delaware  was  empowered  and authorized to transact prior to the merger.

      4. HVA-Delaware shall from time to time execute and deliver or cause to be executed and  delivered all such deeds or other  instruments,  and shall take or cause to be taken such further or other action, as the Surviving Corporation may deem  necessary or  desirable  in order to vest in and confirm to the  Surviving
Corporation title to and possession of all of the aforesaid rights,  privileges, powers and  franchises  and property,  and otherwise to carry out the intent and purpose of this Agreement.

      5. Prior to the effective date, the Board of Directors of  HVA-Connecticut shall adopt a resolution to be effective as of the effective date of the merger, providing  that such  separate  account or  accounts as may be  established  and maintained  by  HVA-Delaware  at the time of the  merger  shall be  deemed to be separate  accounts of the Surviving  Corporation  pursuant to the  provisions of
Connecticut  law and that the  existence  of such  separate  account or accounts shall continue uninterrupted.

       SEVENTH:  Voidability and  Abandonment.  Anything herein contained to the contrary  notwithstanding,  this  Agreement of Merger,  at any time prior to the effective  date of the merger,  may be  terminated  and  abandoned by the mutual consent of the Board of Directors of each of the Constituent Corporations.

       EIGHT:  Connecticut  Registered  Agent.  The  name  and  address  of  the registered agent in the State of Connecticut of  HVA-Connecticut  are Michael S.
Wilder, The Hartford, Hartford Plaza, Hartford, Connecticut 06115. The principal office of the Surviving Corporation shall be in the City of Hartford,  County of
Hartford, State of Connecticut.

      NINTH:  Right  to  Amend  Certificate  of  Incorporation.   The  Surviving
Corporation reserves the right to amend, alter, change or repeal its Certificate of Incorporation  in the manner now or hereafter  prescribed by Connecticut law, and all rights and powers  conferred  therein  on  stockholders,  directors  and officers are subject to this reserved power.

      TENTH:  Expenses  of  Merger.  The  Surviving  Corporation  shall  pay all expenses of carrying the Agreement of Merger into effect and  accomplishing  the merger herein  provided  for;  provided,  however,  that in the event the merger herein  provided  for  shall  not be  effectuated  for any  reason,  each of the
Constituent  Corporations  shall  assume and bear all  expenses  incurred  by or attributable  to it.  No  director  or  officer  of  either  of the  Constituent
Corporations or of any parent corporation or subsidiary  insurer,  shall receive any fee, commission, other compensation or valuable consideration whatever other than regular salary, directly or indirectly, for in any manner aiding, promoting or assisting in the merger.

      ELEVENTH:  Service in Delaware Upon Surviving  Corporation.  The Surviving
Corporation  agrees that it may be served with  process in the State of Delaware in any proceeding for  enforcement of any obligation of  HVA-Delaware as well as for any  obligation  of the  Surviving  Corporation  arising  from  the  merger, including any suit or other  proceeding to enforce the right of any  stockholder as determined in appraisal proceedings pursuant to the provisions of Section 262 of the General Corporation Law of the State of Delaware,  and hereby irrevocably appoints the  Secretary of State of the State of Delaware as its agent to accept service of process in any such suit or other proceeding.  The address to which a copy of such process  shall be mailed by the  Secretary of State of the State of
Delaware is: Hartford  Variable  Annuity Life Insurance  Company of Connecticut,
Hartford Plaza, Hartford, Connecticut 06115.

       TWELFTH:  Descriptive  Headings.  The descriptive headings of the several
Articles and paragraphs of the Agreement are inserted for  convenience  only and shall not control or affect the meaning or construction of any of the provisions hereof.

       THIRTEENTH:  Counterparts.  For the  convenience  of the  parties  and to facilitate the filing or recording of the Agreement,  any number of counterparts hereof may be executed and each such executed  counterpart shall be deemed to be an original instrument.

      IN  WITNESS  WHEREOF,  the  Constituent   Corporations  have  caused  this
Agreement  and  Articles  of Merger to be signed in their  respective  corporate names by their  respective  Presidents or Vice  Presidents  and their  corporate seals to be  hereunto  affixed  and  attested,  all as of the day and year first above written.

                           HARTFORD VARIABLE ANNUITY LIFE
                           INSURANCE COMPANY, INC.

                           By:  /s/George H. Rieger
                                President

[SEAL]                          Attest:    /s/Michael O'Halloran
                                Assistant Secretary

       Approved by the  Directors of Hartford  Variable  Annuity Life  Insurance
Company,  Inc. by unanimous  consent at Hartford,  Connecticut  this 23rd day of
August, 1976.

                           HARTFORD VARIABLE ANNUITY LIFE
                           INSURANCE COMPANY OF CONNECTICUT

                           By:  /s/George H. Rieger
                                President

[SEAL]                          Attest:    /s/Michael O'Halloran
                                Assistant Secretary

      Approved by the  Directors of Hartford  Variable  Annuity  Life  Insurance
Company of Connecticut by unanimous  consent at Hartford,  Connecticut this 23rd day of August, 1976.

                      CERTIFICATE RESTATING THE CERTIFICATE
                          OF INCORPORATION BY ACTION OF
                               BOARD OF DIRECTORS

1. The name of the  Corporation  is Hartford  Variable  Annuity  Life  Insurance
Company of Connecticut.

2. The Certificate of Incorporation is restated only by the following Resolution of the Board of Directors acting alone:

       RESOLVED: That the Restated Certificate of Incorporation, as supplemented and amended to date, is restated only to read as follows:

      Section 1.H.V.  Williams,  J.W.  Clarke and D.C.  Thomas,  with such other persons as may hereafter be associated with them,  their  successors and assigns forever,  are  created a body  politic  and  corporate  by the name of  Hartford
Variable  Annuity Life Insurance  Company of Connecticut,  with power under that name to sue and be sued;  to plead and be  impleaded in the courts of this state and  elsewhere;  to  adopt a common  seal and  alter  the same at  pleasure;  to purchase, acquire and hold both real and personal property of every kind, and to sell, grant, alien,  invest, use and dispose of the same for the purposes of the
Corporation,  and from time to time to amend the same;  and  generally to do and cause to be done and  executed  all such acts as may seem  necessary  and proper within the limitations  herein contained.  If any of said  incorporators is, for any reason, unable to act, the remaining  incorporators are authorized to name a successor to act in his place and stead.

      Section 2.Said  Corporation  may make insurance upon lives,  may grant and issue  annuities,  either in  connection  with or  separate  from  contracts  of insurance  predicated upon life risks, may issue policies  stipulated to be with or without  participation  in profits,  may issue  policies or  certificates  of insurance  against loss of life or personal injury resulting from any cause, and against loss resulting from disease or accident,  and against any other casualty or risk  which  may be  subject  to life,  accident  or health  insurance.  Said
Corporation  in addition to the foregoing is authorized  generally to do a life, accident and health insurance business,  and is authorized to insure against any and all hazards against which life,  accident and health insurance companies are on the effective date of this act, or may thereafter at any time be,  authorized to insure by the laws of this state,  or of any other state or  territory of the
United States or foreign countries in which the company may be licensed to carry on  business.  In  addition  to the  foregoing  powers,  the  purposes  of  said
Corporation  are all  those  permitted  by the Stock  Corporation  Act and other applicable laws of this state.

      Section  3(a).  The capital  with which said  Corporation  shall  commence business shall be not less than two hundred and fifty thousand  dollars and may, from time to time, be increased when  authorized by the  stockholders to any sum not exceeding in the whole twenty million dollars.  The initial capital stock of the Corporation shall consist of one hundred shares of Common Stock, ten dollars par value per share, and twenty-four  thousand nine hundred shares of Non-Voting
Common Stock,  ten dollars par value per share,  which  Non-Voting  Common Stock shall be identical in all respects to the Common Stock of the Corporation except that the  Non-Voting  Common Stock shall have no voting power or right to notice of any meeting.

      Section 3(b). The Corporation, from time to time, may change the par value and number of shares of its issued and  outstanding  capital stock,  but no such change shall be valid unless  approved by a vote of at least  two-thirds  of the stock represented at a meeting of the stockholders duly warned and held for that purpose  nor unless a  certificate  shall be sworn to and filed in the office of the  secretary of the state  stating that such change has been duly  approved by the stockholders and setting forth a copy of the vote of the stockholders, which vote shall show the details of such change.

      Section 3(c). The Corporation may, from time to time, and to the amount of capital stock  authorized by its Certificate of  Incorporation,  issue shares of stock with the same par value as its then outstanding capital stock. There shall be no pre-emptive right to additional shares of stock issued by the Corporation.

      Section 3(d). The shares of the capital stock shall be subscribed and paid for at such sum in cash per share, not less than par, as the incorporators shall prescribe, and the subscribers therefor shall, at the time of subscription,  pay to the commissioners hereinafter named, for the use of the Corporation, not less than  ten  percent  of  the  par  value  thereof.  The  balance  due  upon  such subscriptions  shall be paid to the Corporation in such installments and at such times as the directors shall determine, provided the entire capital stock to the amount of not less than two hundred and fifty thousand dollars shall be paid in, in cash, before said Corporation shall commence any insurance business.

      Section 4.The principal office of the Corporation  shall be located in the
City of Hartford, and the affairs of the Corporation shall be managed by a Board of not fewer than three directors.  Such directors may be classified as to their terms of office for terms  established  by the  By-Laws,  provided no  directors shall be  elected  for a shorter  term than one year nor for a longer  term than five years, and provided further the classification  shall be such that the term of one or more classes shall expire each  succeeding  year. The first meeting of the subscribers shall be held at a time and place within the City of Hartford to be  appointed  for that  purpose by the  commissioners  hereinafter  named,  and written  notice of such meeting,  stating the time and place  thereof,  shall be given by the commissioners to each subscriber in person or by mail at least five days before such  meeting.  At such  meeting or at any  adjournment  thereof the subscribers to the capital stock may adopt such By-Laws,  rules and  regulations as may be deemed proper for the  regulation  of the affairs of the  Corporation, and shall  elect by ballot  not less than three  persons  to serve as  directors until the first annual meeting and until others are chosen in their stead.

      Section 5.The annual meetings of the Corporation,  after the first meeting as  aforesaid,  shall be held at such time in each year and upon such  notice as the By-Laws shall prescribe. If the Corporation fails to hold its annual meeting at the time  specified  for the same in any  year,  or fails to elect  directors thereat, the Corporation shall not be dissolved nor its rights impaired thereby, but a special  meeting for that purpose shall be called by the president or by a majority of the directors of said  Corporation in case of his refusal or neglect so to do, and in case of the refusal of the  president  and of the  directors to call  such  meeting,  such  special  meeting  may be called  by the  holders  of one-tenth  of the  capital  stock,  upon the same  notice as is  required by the
By-Laws for calling an annual  meeting,  and at such meeting,  directors to fill the places of the  directors  whose  terms of office  shall have  expired may be elected.

      Section 6.The  directors  shall  determine  how many of their number,  not fewer than two, shall  constitute a quorum for the transaction of business,  and may fill any vacancy which may occur in the Board between the annual meetings of the  stockholders,  by choosing a director to act until the next annual  meeting and until a successor shall be chosen.

      Section 7.The  directors  shall choose a president,  a vice  president,  a treasurer and one or more  secretaries of the  Corporation  and may appoint such other officers and authorize the employment or appointment of clerks,  agents or other employees or  representatives  and may authorize the establishment of such agencies in this state and elsewhere as shall be deemed advisable for conducting the business of the  Corporation,  prescribe the duties and fix the compensation of  officers  and  employees  and take  bonds  of any of them  for the  faithful performance  of his duty.  Any  officer or employee  of the  Corporation  may be displaced and a new one appointed at the pleasure of the directors.

      Section  8.The  president  shall  have power at any time to call a special meeting of stockholders, upon such notice as the By-Laws shall prescribe, and he shall call such special  meeting when  requested in writing by the holders of at least  one-tenth of the capital stock,  and in case of his refusal or neglect to call a meeting on such request, such stockholders may call the same.

      Section  9.At all  meetings of the  stockholder,  all  questions  shall be determined by a majority vote of those present,  allowing one vote to each share of Common  Stock,  and  stockholders  shall be  entitled to vote in person or by proxies duly appointed.

      Section 10.  Subject to the approval of the insurance  commissioner,  said
Corporation  may enter  into a merger or  consolidation  with one or more  other insurance companies organized within or without this state or acquire the assets thereof  by  issuance  of shares of its stock or  otherwise,  whether or not the charter of such other  company  expressly so  provides.  The  provisions  of the general statutes relating to the merger or consolidation of corporations,  shall apply to any such merger, consolidation or acquisition of assets.

      Section 11. To carry out the  purposes  of this act and to  organize  said
Corporation,   H.V.  Williams,   J.W.  Clarke  and  D.C.  Thomas  are  appointed
commissioners to open books of subscription and to receive  subscriptions to the capital  stock of said  Corporation,  to receive the first  installment  on such subscriptions, to close the subscription books when the capital stock shall have been subscribed to the full amount, not less than two hundred and fifty thousand dollars,  with which the  incorporators  shall have  determined  to commence any insurance  business,  and, if the capital stock is oversubscribed,  to apportion the same in their discretion  among the subscribers.  When the capital stock has been so subscribed,  said  commissioners,  or a majority of them, shall call the first  meeting of the  subscribers  as provided in Section 4 of this act for the purposes  therein  set forth,  and when the  By-Laws  have been  adopted and the directors  chosen,  and the Board of Directors so chosen have been  organized by the choice of a president and a secretary,  the commissioners  shall pay over to the officers of the Corporation  all moneys received by them upon  subscriptions to the capital stock, and said Corporation shall thereupon be deemed to be fully organized.  If any of said commissioners is, for any reason,  unable to act, the remaining  commissioners are authorized to name a successor or successors to act in his place and stead.

      Section 12. This charter  shall be void unless said  Corporation  shall be organized and a  certificate  of such  organization  shall be executed and filed according to law on or before October 3, 1971.

3. (a) The above  Resolution  merely restates and does not change the provisions of the original Certificate of Incorporation as amended to date.

      (b) Other than as  indicated in Paragraph  3(a),  there is no  discrepancy
between  the  provisions  of  the  original   Certificate  of  Incorporation  as
supplemented  and  amended  to date  and  the  provisions  of  this  Certificate
Restating the Certificate of Incorporation.

4. The number of affirmative votes required to adopt such Resolution is two (2).

5. The number of directors' votes in favor of the Resolution was three (3).

Dated at Hartford, Connecticut this 2nd day of August, 1976.

We hereby declare,  under the penalties of false statement,  that the statements made in the foregoing Certificate are true.

/s/Robert R. Baird                   /s/Michael O'Halloran
Vice President                  Assistant Secretary

FILED
STATE OF CONNECTICUT
AUG 4 1976
 /s/_________SECRETARY OF STATE
 By /s/______Time 9:55 A.M.

              CERTIFICATE AMENDING CERTIFICATE OF INCORPORATION BY
                  ACTION OF BOARD OF DIRECTORS AND SHAREHOLDERS

1. The name of the  Corporation  is Hartford  Variable  Annuity  Life  Insurance
Company of Connecticut.

2. The Certificate of Incorporation is amended only by the following  Resolution of Directors and Shareholders:

           RESOLVED:  That Subsection 3(a) of the  Corporation's  Certificate of
Incorporation is amended to increase the par value of the  Corporation's  shares from ten dollars ($10) to sixty dollars ($60) per share, as follows:

           The capital with which said Corporation shall commence business shall be not less than two hundred and fifty thousand dollars ($250,000) and may, from time to time, be increased when  authorized by the  stockholders  to any sum not exceeding in the whole twenty million dollars  ($20,000,000).  The capital stock of the  Corporation  shall  consist of one hundred (100) shares of Common Stock, sixty dollars ($60) par value per share,  and twenty-four  thousand nine hundred
(24,900)  shares of Non-Voting  Common Stock,  sixty dollars ($60) par value per share,  which Non-Voting  Common Stock shall be identical in all respects to the
Common Stock of the  Corporation  except that the Non-Voting  Common Stock shall have no voting power or right to notice of any meeting.

3. The  above  Resolution  was  adopted  by the  Board of  Directors  and by the
Shareholders.

4.    Vote of Shareholders:

      No. of Shares        Total Voting         Vote Required        Vote
      Entitled to          Power of Shares           for             Favoring
        Vote              Entitled to Vote         Adoption          Adoption

        100                    100                    67               100

5.  The  number  of  affirmative  votes of  Directors  required  to  adopt  such
Resolution is two (2). The number of Director  votes in favor of the  Resolution was three (3).

Dated at Hartford, Connecticut this 30th day of December, 1976.

We hereby declare, under penalties of false statement,  that the statements made in the foregoing Certificate are true.

           /s/George H. Rieger             /s/Michael O'Halloran
              President                             Assistant Secretary

seal  STATE OF CONNECTICUT
      INSURANCE DEPARTMENT
      STATE OFFICE BUILDINGHARTFORD, CONNECTICUT 06115

This is to Certify,  that the name change of the Hartford  Variable Annuity Life
Insurance Company to Skandia Life Assurance Corporation of America is approved.

Witness my hand and official seal, at Hartford,
this 6th day of June  1988

/s/________
Insurance Commissioner

FILED
STATE  OF  CONNECTICUT
 JUN  10  1988
 /s/__________
 SECRETARY  OF  THE  STATE
 /s/______-time 12:00 P.M.

F.F.  4
Form 2

                              STATE OF CONNECTICUT
                              INSURANCE DEPARTMENT

               STATE OFFICE BUILDING - HARTFORD, CONNECTICUT 06115

This is to Certify,  that the name change of the Hartford  Variable Annuity Life
Insurance Company to Skandia Life Assurance Corporation of America is approved.

FILED
STATE OF CONNECTICUT

June ______ 1988

/s/ Secretary of State

                                                Witness  my  hand  and  official
                                                seal, at Hartford.  This 6th day
                                                of June _____ 1988.

                                                /s/ Insurance Commissioner

CERTIFICATE
AMENDING OR RESTATING CERTIFICATE
OF INCORPORATION
By action of  ___INCORPORATORS
              ___BOARD OF DIRECTORS
              XX BOARD OF DIRECTORS
                  AND SHAREHOLDERS
                  (Stock Corporation)
              ___BOARD OF DIRECTORS
                  AND MEMBERS
                  (Nonstock Corporation)

                                                             For office use only
                                                                     Account No.
                                                                           20.00
                                                                        Initials

                              STATE OF CONNECTICUT
                             SECRETARY OF THE STATE

1.  NAME OF CORPORATION                                             DATE
       HARTFORD VARIABLE ANNUITY LIFE INSURANCE COMPANY             May 27, 1988

2.  The Certificate of incorporation is  XX  A.  AMENDED ONLY
                                       ___B.  AMENDED AND RESTATED
                                       ___C.  RESTATED ONLY
                                              by the following resolution

Resolved  Article "1" of the Certificate of Incorporation of this corporation be and it hereby is amended to read in its entirety:

        "1. The name of the corporation  is: Skandia Life Assurance  Corporation of America."

3.  (Omit if 2A is checked)
    (a)The above  resolution  merely restates and does not change the provisions of the original  Certificate of Incorporation as supplemented and amended to date, except as follows:  (Indicate  amendments made, if any, if none, so indicate)

    (b) Other than as indicated in Par. 3(a),  there is no  discrepancy  between the provisions of the original  Certificate of  Incorporation as supplemented to date,  and the  provisions  of this  Certificate  Restating the  Certificate  of
Incorporation.

BY ACTION OF INCORPORATORS
__4.  The above  resolution  was adopted by vote of at least  two-thirds  of the incorporators  before the  organization  meeting of the  corporation,  and approved  in  writing  by all  subscribers  (if  any)  for  shares  of the corporation, (or if nonstock corporation, by all applicants for membership entitled to vote if any)

We (at least two-thirds of the incorporators) hereby declare, under the penalties of false statement that the statements made in the foregoing certificate are true.

SIGNED                                      SIGNED                                      SIGNED

                                            APPROVED

       (All subscribers, or, if nonstock corporation, all applicants for membership entitled to vote, if none, so indicate)

SIGNED                                      SIGNED                                      SIGNED

                                    Continued

BY ACTION OF BOARD OF DIRECTORS

__4. (Omit if 2C is checked.)  The above resolution was adopted by the board of directors acting alone,
__there being no shareholders or subscribers.
__the board of directors being so authorized pursuant to Section 33-341, Conn. G.S. as amended
__the corporation being a nonstock corporation and having no members and no applicants for membership entitled to vote on such resolution.

5. The number of affirmative votes required to adopt such resolution is:

6. The number of directors' votes in favor of the resolution was:

We hereby  declare,  under the penalties of false  statement that the statements made in the foregoing certificate are true.

NAME OF PRESIDENT OR VICE PRESIDENT (Print or Type)
NAME OF SECRETARY OR ASSISTANT SECRETARY (Print or Type)

SIGNED (President or Vice President)

SIGNED (SECRETARY OR ASSISTANT SECRETARY)

BY ACTION OF BOARD OF DIRECTORS AND SHAREHOLDERS
X 4.  The  above  resolution  was  adopted  by the  board  of  directors  and by shareholders.

    5.  Vote of shareholders:
         (a) (Use if no shares are  required  to be voted as a class)  NUMBER OF
         SHARES ENTITLED TO VOTE
                           100
         TOTAL VOTING POWER
                           100
         VOTE REQUIRED FOR ADOPTION
                           67
         VOTE FAVORING ADOPTION
                           100
         (b)  (If shares of any class are entitled to vote as a class,  indicate the  designation  and  number of  outstanding  shares of each such class,  the voting power thereof,  and the vote of each such class for the amendment resolution.)

  We hereby declare,  under the penalties of false statement that the statements made in the foregoing certificate are true.

NAME OF PRESIDENT OR VICE PRESIDENT (Print or Type)
Jon H. Nicholson, Vice President

NAME OF SECRETARY OR ASSISTANT SECRETARY (Print or Type)
William J. Lazarou, Secretary

SIGNED (President or Vice President)
/s/Jon H. Nicholson

SIGNED (Secretary or Assistant Secretary)
/s/William J. Lazarou

  BY ACTION OF BOARD OF DIECTORS AND MEMBERS
 __ 4.The above resolution was adopted by the board of directors and by members.

     5.  Vote of members:
        (a)  (Use is no members are required to vote as a class.)
              NUMBER OF MEMBERS VOTING
              TOTAL VOTING POWER
              VOTE REQURIED FOR ADOPTION
              VOTE FAVORING ADOPTION

        (b)(If the  members  of any  class  are  entitled  to  vote as a  class, indicate  the  designation  and number of members of each such class, the  voting  power  thereof,  and the vote of each such class for the amendment resolution.)

  We hereby declare,  under the penalties of false statement that the statements made in the foregoing certificate are true.

NAME OF PRESIDENT OR VICE PRESIDENT (Print or Type)
NAME OF SECRETARY OR ASSISTANT SECRETARY (Print or Type)

SIGNED (President or Vice President)

SIGNED (Secretary or Assistant Secretary)

  FOR OFFICE USE ONLY

  FILING FEE
        $30.
  CERTIFICATION FEE
        $27  (3CC's)
  TOTAL FEES
        $137

SIGNED (For secretary of the State)
    Rec3CC's

CERTIFIED COPY SENT ON (Date)

TO

CARD
                                                                     REC & 3CC'S
                                                                P/u 6/7/88 11:00
                                                     Prentice Hall Corp Services
                                                          1 Gulf & Western Plaza
                                                              New York, NY 10023
LIST

PROOF
                                                         INFOSEARCH WILL PICK UP

FILED
STATE OF CONNECTICUT
                               Jun 6 12:00 PM '88

seal  STATE OF CONNECTICUT
      INSURANCE DEPARTMENT
      STATE OFFICE BUILDINGHARTFORD, CONNECTICUT 06115

This  is to  Certify,  that  the  name  change  of the  Skandia  Life  Assurance
Corporation  of  America  to  America  Skandia  Life  Assurance  Corporation  is
approved..

Witness my hand and official seal, at Hartford,
this 26th day of July  1988

/s/________
Acting Insurance Commissioner

FILED
STATE  OF  CONNECTICUT
JUL  26  1988
 /s/__________
SECRETARY  OF  THE  STATE
/s/______-time 3:00 P.M.

F.F.  4
Form 2

CERTIFICATE
AMENDING OR RESTATING CERTIFICATE
OF INCORPORATION
By action of  ___INCORPORATORS
              ___BOARD OF DIRECTORS
              XX BOARD OF DIRECTORS
                  AND SHAREHOLDERS
                  (Stock Corporation)
              ___BOARD OF DIRECTORS
                  AND MEMBERS
                  (Nonstock Corporation)

                                                             For office use only
                                                                     Account No.
                                                                        Initials

                              STATE OF CONNECTICUT
                             SECRETARY OF THE STATE

1.  NAME OF CORPORATION                                            DATE
       SKANDIA LIFE ASSURANCE CORPORATION OF AMERICA               July 18, 1988

2.  The Certificate of incorporation is  XX  A.  AMENDED ONLY
                                       ___B.  AMENDED AND RESTATED
                                       ___C.  RESTATED ONLY
                                              by the following resolution

 Resolved  Article "1" of the Certificate of Incorporation of the corporation be and it hereby is amended to read in its entirety:

                  "1. The name of the  corporation  is:  American  Skandia  Life
                  Assurance Corporation of America."

3.  (Omit if 2A is checked)
    (a)The above  resolution  merely restates and does not change the provisions of the original  Certificate of Incorporation as supplemented and amended to date, except as follows:  (Indicate  amendments made, if any, if none, so indicate)

    (b) Other than as indicated in Par. 3(a),  there is no  discrepancy  between the provisions of the original  Certificate of  Incorporation as supplemented to date,  and the  provisions  of this  Certificate  Restating the  Certificate  of
Incorporation.

BY ACTION OF INCORPORATORS
__4.  The above  resolution  was adopted by vote of at least  two-thirds  of the incorporators  before the  organization  meeting of the  corporation,  and approved  in  writing  by all  subscribers  (if  any)  for  shares  of the corporation, (or if nonstock corporation, by all applicants for membership entitled to vote if any)

We (at least two-thirds of the incorporators) hereby declare, under the penalties of false statement that the statements made in the foregoing certificate are true.

SIGNED                                      SIGNED                                      SIGNED

                                    APPROVED

       (All subscribers, or, if nonstock corporation, all applicants for membership entitled to vote, if none, so indicate)

SIGNED                                      SIGNED                                      SIGNED

                                    Continued

BY ACTION OF BOARD OF DIRECTORS

__4. (Omit if 2C is checked.)  The above resolution was adopted by the board of directors acting alone,
__there being no shareholders or subscribers.
__the board of directors being so authorized pursuant to Section 33-341, Conn. G.S. as amended
__the corporation being a nonstock corporation and having no members and no applicants for membership entitled to vote on such resolution.

5. The number of affirmative votes required to adopt such resolution is:

6. The number of directors' votes in favor of the resolution was:

We hereby  declare,  under the penalties of false  statement that the statements made in the foregoing certificate are true.

NAME OF PRESIDENT OR VICE PRESIDENT (Print or Type)
NAME OF SECRETARY OR ASSISTANT SECRETARY (Print or Type)

SIGNED (President or Vice President)

SIGNED (SECRETARY OR ASSISTANT SECRETARY

BY ACTION OF BOARD OF DIRECTORS AND SHAREHOLDERS
X 4.  The  above  resolution  was  adopted  by the  board  of  directors  and by shareholders.

    5.  Vote of shareholders:
         (a) (Use if no shares are  required  to be voted as a class)  NUMBER OF
         SHARES ENTITLED TO VOTE
                           100
         TOTAL VOTING POWER
                           100
         VOTE REQUIRED FOR ADOPTION
                           67
         VOTE FAVORING ADOPTION
                           100
         (b)  (If shares of any class are entitled to vote as a class,  indicate the  designation  and  number of  outstanding  shares of each such class,  the voting power thereof,  and the vote of each such class for the amendment resolution.)

  We hereby declare,  under the penalties of false statement that the statements made in the foregoing certificate are true.

NAME OF PRESIDENT OR VICE PRESIDENT (Print or Type)
Jon H. Nicholson, Vice President

NAME OF SECRETARY OR ASSISTANT SECRETARY (Print or Type)
William J. Lazarou, Secretary

SIGNED (President or Vice President)
/s/Jon H. Nicholson

SIGNED (Secretary or Assistant Secretary)
/s/William J. Lazarou

  BY ACTION OF BOARD OF DIRECTORS AND MEMBERS
 __ 4.The above resolution was adopted by the board of directors and by members.

     5.  Vote of members:
        (a)  (Use if no members are required to vote as a class.)
              NUMBER OF MEMBERS VOTING
              TOTAL VOTING POWER
              VOTE REQUIRED FOR ADOPTION
              VOTE FAVORING ADOPTION

        (b)(If  the  members  of any  class  are  entitled  to vote as a class, indicate  the  designation  and number of members of each such class, the  voting  power  thereof,  and the vote of each such class for the amendment resolution.)

  We hereby declare,  under the penalties of false statement that the statements made in the foregoing certificate are true.

NAME OF PRESIDENT OR VICE PRESIDENT (Print or Type)
NAME OF SECRETARY OR ASSISTANT SECRETARY (Print or Type)

SIGNED (President or Vice President)

SIGNED (Secretary or Assistant Secretary)

  FOR OFFICE USE ONLY

  FILED
  STATE OF CONNECTICUT
  /s/ Secretary of State

  FILING FEE
        $30.
  CERTIFICATION FEE
        $10
  TOTAL FEES
        $80

SIGNED (For secretary of the State)
    Rec & CC's  sent 3:00PM 7/26/88 (260001A)

CERTIFIED COPY SENT ON (Date)

TO
Infosearch
30 High St.
Hartford, Ct

CARD

LIST

PROOF

FILED
STATE OF CONNECTICUT
Jul 26  3:00PM

                              CERTIFICATE OF MERGER
                                       of
                HARTFORD VARIABLE ANNUITY LIFE INSURANCE COMPANY
                                       and
         HARTFORD VARIABLE ANNUITY LIFE INSURANCE COMPANY OF CONNECTICUT

1. The name of the  surviving  Corporation  in the merger is  HARTFORD  VARIABLE
ANNUITY LIFE INSURANCE COMPANY OF CONNECTICUT.

2. The Plan of Merger is an attached  hereto.  The effective date thereof is May
1, 1977.

3. The Plan of Merger was adopted by the merging  Corporations  in the following manner.

      (a) The Plan was approved by resolution  adopted by the Board of Directors of each merging Corporation.

      (b) Vote of shareholders:

                HARTFORD VARIABLE ANNUITY LIFE INSURANCE COMPANY
                         (A South Carolina Corporation)

      No. of Shares        Total Voting         Vote Required        Vote
        Entitled to        Power of Shares              for          Favoring
            Vote          Entitled to Vote         Adoption          Adoption

      15,000 Common           15,000                7,501            15,000
      10,000 Preferred        10,000                6,667            10,000

         HARTFORD VARIABLE ANNUITY LIFE INSURANCE COMPANY OF CONNECTICUT
                           (A Connecticut Corporation)

      No. of Shares        Total Voting         Vote Required        Vote
        Entitled to        Power of Shares              for          Favoring
            Vote           Entitled to Vote        Adoption          Adoption

             100              100                    67              100

Dated at Hartford, Connecticut this 27th day of April, 1977.

We hereby declare,  under the penalties of false statement,  that the statements made in the foregoing Certificate,  insofar as they pertain to Hartford Variable
Annuity Life Insurance Company of Connecticut, are true.

HARTFORD VARIABLE ANNUITY LIFE INSURANCE COMPANY OF CONNECTICUT
(Surviving Corporation)

By    /s/Robert R. Baird                   /s/Michael O'Halloran
      Vice President                 Assistant Secretary

We hereby declare,  under the penalties of false statement,  that the statements made in the foregoing Certificate,  insofar as they pertain to Hartford Variable
Annuity Life Insurance Company, are true.

HARTFORD VARIABLE ANNUITY LIFE INSURANCE COMPANY
(Terminating Corporation)

By    /s/Robert R. Baird                   /s/Michael S. Wilder
      Vice President                          Secretary

FILED
STATE OF CONNECTICUT
APR 29 1977

/s/_________SECRETARY OF STATE
By /s/________Time 8:50 A.M.

$20. filing
17.CC
..42  SC
..42 overpayment
$37.84 Total

                               AGREEMENT OF MERGER

                HARTFORD VARIABLE ANNUITY LIFE INSURANCE COMPANY
                         (A South Carolina Corporation)

                                       and

         HARTFORD VARIABLE ANNUITY LIFE INSURANCE COMPANY OF CONNECTICUT
                           (A Connecticut Corporation)

THIS  AGREEMENT  OF MERGER  (hereinafter  referred to as  "Agreement")  made and entered  into this 1st day of March,  1977,  by and  between  HARTFORD  VARIABLE
ANNUITY LIFE  INSURANCE  COMPANY  (hereinafter  "HVA-South  Carolina"),  a stock insurance company incorporated and existing under the laws of the State of South
Carolina and having its place of business in Hartford, Connecticut; and HARTFORD
VARIABLE   ANNUITY   LIFE   INSURANCE   COMPANY  OF   CONNECTICUT   (hereinafter
"HVA-Connecticut"  or the "Surviving  Corporation"),  a stock insurance  company incorporated  and existing under the laws of the State of Connecticut and having its principal place of business in Hartford, Connecticut; HVA-South Carolina and
HVA-Connecticut  are  sometimes  hereinafter  referred  to as  "The  Constituent
Corporations".

                                   WITNESSETH:

WHEREAS,  HVA-Connecticut  has authorized,  issued and outstanding capital stock consisting of One Hundred (100) shares of voting common stock, $60 par value per share,  and of Twenty-Four  Thousand Nine Hundred  (24,900) shares of non-voting common stock,  $60 par value per share;  and  HVA-South  Carolina has issued and outstanding Fifteen Thousand (15,000) shares of common stock, $100 par value per share, and of Ten Thousand  (10,000) shares of preferred stock, $1 par value per share; and

WHEREAS, Hartford Life Insurance Company, a Massachusetts corporation,  owns all of the  aforesaid  issued  and  outstanding  shares of  HVA-South  Carolina  and
HVA-South  Carolina owns all of the aforesaid  issued and outstanding  shares of
HVA-Connecticut; and

WHEREAS, the Boards of Directors of the Constituent Corporations have decreed it in the best  interests  of the  corporations  and  their  shareholders  that the domicile of HVA-South  Carolina be transferred  from the State of South Carolina to the State of Connecticut, and that such change of domicile be accomplished by a merger of HVA-South Carolina into HVA-Connecticut,  pursuant to the applicable laws of the States of South  Carolina and  Connecticut;  and that as a result of said merger HVA-Connecticut will be the Surviving Corporation and each holder of each share of the common stock of HVA-South Carolina shall be deemed to hold the shares  of the  common  stock of the  Surviving  Corporation  and all  shares of capital stock of HVA-South Carolina shall be canceled; and

WHEREAS,  the  intent of this  Agreement  is to  accomplish  the  aforementioned purposes:

NOW,  THEREFORE,  in consideration of the promises and of the mutual provisions, agreements,  covenants, conditions and grants herein contained,  HVA-Connecticut and  HVA-South  Carolina,  by  their  respective  Boards  of  Directors  and  in accordance  with the  applicable  provisions  of the laws of the  State of South
Carolina and Connecticut  have agreed and do hereby agree,  each with the other, as follows:

FIRST: Merger. On the effective date of the merger (as defined in Article SIXTH,
Paragraph 2 of this Agreement),  HVA-South Carolina shall be merged, pursuant to the South Carolina Business  Corporation Act of 1962 and the Connecticut General
Statutes, into and with HVA-Connecticut,  and HVA-Connecticut on such date shall merge  HVA-South  Carolina  with and into itself.  HVA-Connecticut  shall be the corporation  which  survives  such  merger,  and  HVA-Connecticut,  as Surviving
Corporation,  shall  continue  and  be  deemed  to  continue  for  all  purposes whatsoever after the merger of HVA-South Carolina with and into itself.

SECOND:  Jurisdiction and Name. The Surviving  Corporation  shall be governed by the laws of the State of  Connecticut  and its name shall be  Hartford  Variable
Annuity Life Insurance Company.

THIRD:  Certificate of Incorporation  and By-Laws.  From and after the effective date  of the  merger,  the  Certificate  of  Incorporation  and  By-Laws  of the
Surviving  Corporation  shall be the Certificate of Incorporation and By-Laws of
HVA-Connecticut  as  constituted on the effective date of the merger except that the name of the Surviving  Corporation  shall be Hartford  Variable Annuity Life
Insurance Company.

FOURTH:  Board of Directors of the Surviving  Corporation.  The initial Board of
Directors of the Surviving  Corporation  upon the effective  date of the merger, and thereafter until a regular or special meeting of stockholders called for the purpose of electing Directors, shall consist of the following persons:

           Harry V. Williams               Raoul J. Grandpre
           Herbert P. Schoen               Robert R. Baird
           DeRoy C. Thomas                 Howard T. Cohn
           William M. Griffin              George H. Rieger
           Raymond H. Deck                 Dean L. Hones
           Robert B. Goode, Jr.            Donald R. Sondergeld

In addition,  the officers of the Surviving Corporation shall be the officers of
HVA-South Carolina immediately prior to the effective date of the merger.

FIFTH:  Conversion of Securities on Merger.  The manner of converting the shares of the Constituent  Corporations into shares of the Surviving  Corporation shall be as follows:

1. Each share of voting common stock and each share of  non-voting  common stock of  HVA-Connecticut  issued and  outstanding on the effective date of the merger and all rights in respect thereof shall be,  immediately upon the effective date of the merger and without  further  action,  deemed to be one identical share of the common stock of the Surviving  Corporation  to be owned by the holder of the shares of HVA-South Carolina.

2. Each share of common stock of HVA-South  Carolina  issued and  outstanding on the  effective  date of merger  and all  rights  in  respect  thereof  shall be, immediately  upon the effective date of the merger,  and without further action, canceled as of that date.

SIXTH: Effective Date and Effects of Merger.

1. This Agreement is expressly  conditioned and contingent upon its adoption and approval by (a) the stockholders of the Constituent Corporations, (b) a majority of the variable  annuity  contract  owners of the  HVA-South  Carolina  Separate
Account, and (c) the Insurance Commissioners of the States of South Carolina and
Connecticut,  and of other appropriate  governmental  regulatory  agencies.  The officers and directors of the Constituent  Corporations  agree to do and perform each and  every  act and to  execute  and  acknowledge  all  documents  of every character  required to obtain the adoption and approval of said stockholders and governmental  agencies;  and agree to do and  perform  each and every act and to execute and acknowledge  all documents of every  character  required to make the merger  effective  under the General  Corporation  Law and Insurance Code of the
State of South Carolina, and the Connecticut General Statutes.

2. Upon the performance of the conditions and the happening of the contingencies set forth in  subparagraph  1 of this Article  SIXTH the  effective  date of the merger shall be, and is hereby  defined to mean,  12:01 a.m. on such date as the directors of both Constituent  Corporations shall adopt by resolution,  provided that the effective date will in no event be later than January 1, 1978.

3. Except as herein otherwise  specifically set forth, as of the effective date, the identity, existence,  purposes, powers, assets, franchises,  property rights and immunities of HVA-South  Carolina,  including real and personal and tangible and  intangible  assets  of  whatsoever  character  and  wherever  located,  and including all separate accounts of HVA-South  Carolina,  shall become the assets of HVA-Connecticut,  and shall be merged into  HVA-Connecticut,  and pursuant to any and all applicable laws,  HVA-Connecticut  shall be fully vested  therewith.
Likewise,  as  of  the  effective  date,   HVA-Connecticut,   as  the  Surviving
Corporation, shall assume and shall be liable and responsible for any and all of
the  legal  liabilities  and  legal  obligations  of  HVA-South   Carolina  then
outstanding,  including,  without  limitation,  all liabilities  for taxes,  all liabilities under insurance contracts  theretofore issued or then on binder, and all other legal liabilities and obligations of HVA-South Carolina. The existence of HVA-South Carolina,  except insofar as it may be continued by statute,  shall cease  on the  effective  date  and  thereupon,  HVA-Connecticut  and  HVA-South
Carolina  shall become a single  corporation.  The Surviving  Corporation  shall continue as a stock insurance  company,  and shall have the objects and purposes stated in its Certificate of Incorporation,  and in general terms shall have the power and  authority  to transact  any  business  which  HVA-South  Carolina was empowered and authorized to transact prior to the merger.

4. HVA-South Carolina shall from time to time execute and deliver or cause to be executed and  delivered all such deeds or other  instruments,  and shall take or cause to be taken such further or other action, as the Surviving Corporation may deem  necessary or  desirable  in order to vest in and confirm to the  Surviving
Corporation title to and possession of all of the aforesaid rights,  privileges, powers and  franchises  and property,  and otherwise to carry out the intent and purpose of this Agreement.

SEVENTH: Voidability and Abandonment.  Anything herein contained to the contrary notwithstanding,  this  Agreement of Merger,  at any time prior to the effective date of the merger, may be terminated and abandoned by the mutual consent of the
Board of Directors of each of the Constituent Corporations.

EIGHTH:  Connecticut  Registered  Agent.  The name and address of the registered agent in the State of Connecticut of HVA-Connecticut  are Michael S. Wilder, The
Hartford,  Hartford Plaza, Hartford,  Connecticut 06115. The principal office of the Surviving Corporation shall be in the City of Hartford,  County of Hartford,
State of Connecticut.

NINTH:  Right to Amend Certificate of Incorporation.  The Surviving  Corporation
reserves  the  right to  amend,  alter,  change or  repeal  its  Certificate  of
Incorporation in the manner now or hereafter  prescribed by Connecticut law, and all rights and powers conferred therein on stockholders,  directors and officers are subject to this reserved power.

TENTH:  Expenses of Merger. The Surviving  Corporation shall pay all expenses of carrying the Agreement of Merger into effect and accomplishing the merger herein provided for;  provided,  however,  that in the event the merger herein provided
for  shall  not  be  effectuated  for  any  reason,   each  of  the  Constituent
Corporations  shall assume and bear all expenses  incurred by or attributable to
it. No director or officer of either of the  Constituent  Corporations or of any parent  corporation or subsidiary  insurer,  shall receive any fee,  commission, other compensation or valuable consideration whatever other than regular salary, directly or indirectly,  for in any manner aiding, promoting or assisting in the merger.

ELEVENTH:  Service in South Carolina Upon Surviving  Corporation.  The Surviving
Corporation  agrees  that it may be served  with  process  in the State of South
Carolina in any  proceeding  for  enforcement  of any  obligation  of  HVA-South
Carolina as well as for any obligation of the Surviving Corporation arising from the merger,  including any suit or other  proceeding to enforce the right of any stockholder as determined in appraisal proceedings pursuant to the provisions of
South Carolina  Business  Corporation  Act and hereby  irrevocably  appoints the
Secretary of State of the State of South Carolina as its agent to accept service of process in any such suit or other proceeding.  The address to which a copy of such  process  shall be mailed by the  Secretary  of State of the State of South
Carolina is: Hartford Variable Annuity Life Insurance  Company,  Hartford Plaza,
Hartford, Connecticut 06115.

TWELFTH:  Descriptive Headings. The descriptive headings of the several Articles and paragraphs of the Agreement are inserted for convenience  only and shall not control or affect the meaning or construction of any of the provisions hereof.

THIRTEENTH:  Counterparts.  For the convenience of the parties and to facilitate the filing or recording of the Agreement,  any number of counterparts hereof may be executed and each such executed counterpart shall be deemed to be an original instrument.

IN WITNESS WHEREOF,  the Constituent  Corporations have caused this Agreement of
Merger to be  signed in their  respective  corporate  names by their  respective
Presidents or Vice Presidents and their  corporate seals to be hereunto  affixed and attested, all as of the day and year first above written.

                                HARTFORD VARIABLE ANNUITY LIFE INSURANCE COMPANY
ATTEST:

/s/Michael S. Wilder       By   /s/George H. Rieger
                                   Senior Vice President

                                HARTFORD VARIABLE ANNUITY LIFE INSURANCE COMPANY
                                                                  OF CONNECTICUT
ATTEST:

/s/Michael O'Halloran      By   /s/George H. Rieger
                                           President

CERTIFICATE
AMENDING OR RESTATING CERTIFICATE
OF INCORPORATION
By action of  ___INCORPORATORS
              ___BOARD OF DIRECTORS
              XX BOARD OF DIRECTORS
                  AND SHAREHOLDERS
                  (Stock Corporation)
              ___BOARD OF DIRECTORS
                  AND MEMBERS
                  (Nonstock Corporation)

                                                             For office use only
                                                                     Account No.
                                                                        Initials

                              STATE OF CONNECTICUT
                             SECRETARY OF THE STATE

1.  NAME OF CORPORATION                                       DATE
       Hartford Variable Annuity Life Insurance Company       November 10,  1981

2.  The Certificate of incorporation is   A.  AMENDED ONLY
                                       XX B.  AMENDED AND RESTATED
                                       ___C.  RESTATED ONLY
                                              by the following resolution

See attached Restated Certificate of Incorporation

3.  (Omit if 2A is checked)
    (a)The above  resolution  merely restates and does not change the provisions of the original  Certificate of Incorporation as supplemented and amended to date, except as follows:  (Indicate  amendments made, if any, if none, so indicate)

    (b) Other than as indicated in Par. 3(a),  there is no  discrepancy  between the provisions of the original  Certificate of  Incorporation as supplemented to date,  and the  provisions  of this  Certificate  Restating the  Certificate  of
Incorporation.

BY ACTION OF INCORPORATORS
__4.  The above  resolution  was adopted by vote of at least  two-thirds  of the incorporators  before the  organization  meeting of the  corporation,  and approved  in  writing  by all  subscribers  (if  any)  for  shares  of the corporation, (or if nonstock corporation, by all applicants for membership entitled to vote if any)

We (at least two-thirds of the incorporators) hereby declare, under the penalties of false statement that the statements made in the foregoing certificate are true.

SIGNED                                      SIGNED                                      SIGNED

                                            APPROVED

       (All subscribers, or if nonstock corporation, all applicants for membership entitled to vote, if none, so indicate)

SIGNED                                      SIGNED                                      SIGNED

                                    Continued

BY ACTION OF BOARD OF DIRECTORS

__4. (Omit if 2C is checked.)  The above resolution was adopted by the board of directors acting alone,
__there being no shareholders or subscribers.
__the board of directors being so authorized pursuant to Section 33-341, Conn. G.S. as amended
__the corporation being a nonstock corporation and having no members and no applicants for membership entitled to vote on such resolution.

5. The number of affirmative votes required to adopt such resolution is:

6. The number of directors' votes in favor of the resolution was:

We hereby  declare,  under the penalties of false  statement that the statements made in the foregoing certificate are true.

NAME OF PRESIDENT OR VICE PRESIDENT (Print or Type)
NAME OF SECRETARY OR ASSISTANT SECRETARY (Print or Type)

SIGNED (President or Vice President)

SIGNED (SECRETARY OR ASSISTANT SECRETARY)

BY ACTION OF BOARD OF DIRECTORS AND SHAREHOLDERS
X 4.  The  above  resolution  was  adopted  by the  board  of  directors  and by shareholders.

    5.  Vote of shareholders:
         (a) (Use if no shares are  required  to be voted as a class)  NUMBER OF
         SHARES ENTITLED TO VOTE
                           100
         TOTAL VOTING POWER
                           100
         VOTE REQUIRED FOR ADOPTION
                           67
         VOTE FAVORING ADOPTION
                           100
         (b)  (If shares of any class are entitled to vote as a class,  indicate the  designation  and  number of  outstanding  shares of each such class,  the voting power thereof,  and the vote of each such class for the amendment resolution.)

  We hereby declare,  under the penalties of false statement that the statements made in the foregoing certificate are true.

NAME OF PRESIDENT OR VICE PRESIDENT Executive Vice President and Chief Operating
Officer(Print or Type)
 Robert B. Goode, Jr. President

NAME OF SECRETARY OR ASSISTANT SECRETARY General Counsel and Secretary (Print or
Type)

SIGNED (President or Vice President)
/s/Robert B. Goode, Jr

SIGNED (SECRETARY OR ASSISTANT SECRETARY
/s/William A. McMahon, Secretary

  BY ACTION OF BOARD OF DIRECTORS AND MEMBERS
 __ 4.The above resolution was adopted by the board of directors and by members.

     5.  Vote of members:
        (a)  (Use if no members are required to vote as a class.)
              NUMBER OF MEMBERS VOTING
              TOTAL VOTING POWER
              VOTE REQURIED FOR ADOPTION
              VOTE FAVORING ADOPTION

        (b)(If  the  members  of any  class  are  entitled  to vote as a class , indicate  the  designation  and number of members of each such class, the  voting  power  thereof,  and the vote of each such class for the amendment resolution.)

  We hereby declare,  under the penalties of false statement that the statements made in the foregoing certificate are true.

NAME OF PRESIDENT OR VICE PRESIDENT (Print or Type)
NAME OF SECRETARY OR ASSISTANT SECRETARY (Print or Type)

SIGNED (President or Vice President)

SIGNED (SECRETARY OR ASSISTANT SECRETARY)

  FOR OFFICE USE ONLY

  FILING FEE
        $30.
  CERTIFICATION FEE
        $12.50
  TOTAL FEES
        $42.50

SIGNED (For secretary of the State)

12-14-81  L. M.

CERTIFIED COPY SENT ON (Date)                                           INITIALS
REC
12/17

TO

Htfd Insurance Co.
Htfd Plaza, Htfd  Ct.  06115
CARD

LIST

PROOF

FILED
STATE OF CONNCTICUT
DEC 9  1981

Barbara B. Kannelly
SECRETARY OF STATE

By /s/ LM Time 11:45 A.M.

Question 3
1)  Section  1 is  amended  to read  "The name of the  corporation  is  Hartford
Variable  Annuity  Life  Insurance  Company"  and it shall  have all the  powers granted  by  general  statutes,  as  now  enacted  or  hereinafter  amended,  to corporations under the Stock Corporation Act.

2) The following sentence has been added to the end of Section 3:

"There shall be no preemptive right to additional shares. of stock issued by the corporation."

                        3)  Sections 3(b)-(d) are deleted.

                        4)  Section 4 is deleted.

                        5)  Section 5 is deleted.

                        6)  Section 6 is deleted.

                        7)  Section 7 is deleted.

                        8)  Section 8 is deleted.

                        9)  Section 9 is deleted.

                        10) Section 10 is deleted.

                        11) Section 11 is deleted.

                        12) Section 12 is deleted.

                      RESTATED CERTIFICATE OF INCORPORATION

                HARTFORD VARIABLE ANNUITY LIFE INSURANCE COMPANY

      This Restricted Certificate of Incorporation gives effect to amendments of the Certificate of Incorporation and otherwise  purports merely to restate those provisions  already in effect.  This Restated  Certificate of Incorporation  has been adopted by vote of the Board of Directors and Shareholders.

      Section 1.The name of the  corporation is Hartford  Variable  Annuity Life
Insurance  Company and it shall have all the powers granted by general statutes, as  now  enacted  or  hereinafter  amended,  to  corporations  under  the  Stock
Corporation Act.

      Section 2.Said  Corporation  may make insurance upon lives,  may grant and issue  annuities,  either in  connection  with or  separate  from  contracts  of insurance  predicated upon life risks, may issue policies  stipulated to be with or without  participation  in profits,  may issue  policies or  certificates  of insurance  against loss of life or personal injury resulting from any cause, and against loss resulting from disease or accident,  and against any other casualty or risk  which  may be  subject  to life,  accident  or health  insurance.  Said
Corporation  in addition to the foregoing is authorized  generally to do a life, accident and health insurance business,  and is authorized to insure against any and all hazards against which life,  accident and health insurance companies are on the effective date of this act, or may thereafter at any time be,  authorized to insure by the laws of this state,  or of any other state or  territory of the
United States or foreign countries in which the company may be licensed to carry on  business.  In  addition  to the  foregoing  powers,  the  purposes  of  said
Corporation  are all  those  permitted  by the Stock  Corporation  Act and other applicable laws of this state.

      Section 3.The capital with which said Corporation  shall commence business shall be not less than two hundred and fifty  thousand  dollars  ($250,000)  and may, from time to time, be increased when authorized by the  stockholders to any sum not exceeding in the whole twenty million dollars ($20,000,000). The capital stock of the  Corporation  shall  consist of one hundred  (100) shares of Common
Stock,  eighty dollars ($80) par value per share, and twenty-four  thousand nine hundred  (24,900)  shares of Non-Voting  Common Stock,  eighty dollars ($80) par value per share, which Non-Voting Common Stock shall be identical in all respect to the Common Stock of the Corporation  except that the Non-Voting  Common Stock shall have no voting power or right to notice of any meeting.  There shall be no preemptive right to additional shares of stock issued by the corporation.

We hereby  declare,  under the penalties of false  statement that the statements made in the foregoing Certificate are true.

Date: November 10, 1981              Hartford Variable Annuity Life
                                                Insurance Company

                                By:  Robert B. Goode, Jr.
                                     Executive Vice President and
                                     Chief Operating Officer

Attest:

William A. McMahon
General Counsel and Secretary

3453D/47D

                           CERTIFICATE OF ORGANIZATION

               OF HARTFORD INSURANCE GROUP LIFE INSURANCE COMPANY

         THIS IS TO that at Hartford, Connecticut on the 23rd day of July, 1969,
H.V.  Williams  and [ ],  being a  majority  of the  persons  authorized  to [ ]
Hartford  Insurance Group Life Insurance  Company as a corporation under Special
Act No. 136 passed by the  January,  [ ] session of the General  Assembly of the
State of  Connecticut  and  approved May 21,  1969,  incorporating  the Hartford
Insurance Group Life Insurance Company located in the city of Hartford, took all action  required by the terms and  provisions of [ ] Special Act and the General
Statutes  of the State of  Connecticut  to duly  effect  the  organization  as a corporation of Hartford Insurance Group Life Insurance Company.

         We hereby  declare,  under the penalty of perjury,  that the statements made in the foregoing  certificate are true.  Dated at New York, N.Y., this 19th day of August, 1969.

                                                                             /s/
                                                                  Vice President

                                                                             /s/
                                                             Assistant Secretary

                                                                                Exhibit 3 (ii)

                                 CERTIFICATE OF AMENDMENT TO THE RESTATED CERTIFICATE OF INCORPORATION
                                                                  OF
                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION

1.       The name of the Corporation is American Skandia Life Assurance Corporation.

2.       The Restated Certificate of Incorporation of the Corporation is amended only.

3.       The Restated Certificate of Incorporation of the Corporation be, and hereby is amended by deleting Paragraph Three in its entirety and substituting the following:

         Section 3.  The capital with which said Corporation shall commence business shall not be less than two hundred and fifty thousand dollars ($250,000) and may, from time to time, be increased when authorized by the stockholders to any sum not exceeding in whole twenty million dollars ($20,000,000).  The capital stock of the Corporation shall consist of one hundred
         (100) shares of Common Stock, one hundred dollars ($100) par value per share, and twenty-four thousand nine hundred (24,900)
         shares of Non-Voting Common Stock, one hundred dollars ($100) par value per share, which Non-Voting Common Stock shall be identical in all respects to the Common Stock of the Corporation except that the Non-Voting Common Stock shall have no voting power or right to notice of any meeting.  There shall be no preemptive right to additional shares of stock issued by the Corporation.

4.       The above amendment was adopted by the Board of Directors of the Corporation on November 8, 1999 and by the stockholders on
     December 1, 1999.

5.       Vote of stockholders:

     No. of Shares         Total Voting              Vote Required              Vote
     Entitled to           Power of Shares           for                       Favoring
     Vote                  Entitled to Vote          Adoption                   Adoption
       -----------         -------------           -------------               ---------

         100                   100                      67                       100

Dated at Shelton, Connecticut this 17th day of December, 1999.
                                   -----

/s/ Gordon Boronow
------------------
Gordon Boronow, President and
Deputy Chief Executive Officer

STATE OF CONNECTICUT
                                    ss. Shelton
COUNTY OF FAIRFIELD

On this the 17th day of December, 1999, before me, Kathleen A. Chapman, the undersigned officer, personally appeared  Gordon Boronow,
            -----                                                                                                     --------------
who acknowledged himself to be the President and Deputy Chief Executive
                                   ------------------------------------
Officer of American Skandia Life Assurance Corporation, a corporation, and that he as such President and Deputy Chief Executive
-------                                                                                    -------------------------------------
Officer being authorized so to do, executed the foregoing instrument for the purposes therein contained, by signing the name of the
-------
corporation himself as President and Deputy Chief Executive Officer
                       --------------------------------------------

IN WITNESS WHEREOF I HEREUNTO SET MY HAND AND SEAL

/s/ Kathleen A. Chapman
------------------------------------
Kathleen A. Chapman
Notary Public
My Commission Expires Oct. 31, 2000

                                                                                Exhibit 3 (iii)

                                                                BY-LAWS

                                                                  OF

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION

                                       (As Amended June 17, 1998 and ratified on April 22, 1999)

                                                                BY-LAWS

                                                                  OF

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION

                                                      (As Amended June 17, 1998)

                                                          ARTICLE I - OFFICES

         The principal office of Skandia Life American  Corporation (the  "Corporation")  shall be located in the State of Connecticut.
The  Corporation  may also  maintain  offices at such other places  within or without the State as the Board of Directors may determine from time to time.

                                                   ARTICLE II - MEETINGS AND ACTIONS
                                                            OF SHAREHOLDERS

SECTION 1.  Annual Meetings.
            ----------------

         The first annual  meeting of the  shareholders  of the  Corporation  for the election of directors and for the  transaction of such other business as may properly come before said meeting,  being the annual  meeting for the year 1988,  shall be held on the third
Tuesday of February,  1988, and thereafter the annual meeting of shareholders of the Corporation  shall be held on the third Tuesday of
February of each  succeeding  year or on such other date as the Board of Directors  may  determine,  at such time and place as shall be designated by the Board of Directors and stated in the notice of such annual meeting.

SECTION 2.  Special Meetings.
            ----------------

         Special  Meetings of the  shareholders  may be called at any time by the Board of Directors or by the Chief Executive  Officer
and shall be called by the  President  or the  Secretary  at the written  request of holders of not less than ten percent  (10%) of the shares then  outstanding  and entitled to vote,  thereat,  or as otherwise  required  under the  provisions  of the  Connecticut  Stock
Corporation Act and the Insurance Law.

SECTION 3.  Place of Meetings.
            -----------------

         All  Meetings of  shareholders  shall be held at the  principal  office of the  Corporation,  or at such other place within or without the State of  Connecticut  as shall be  established  by resolution  of the Board of Directors and  designated in the notices or waivers of any notice of such meetings.

SECTION 4.  Notice of Meetings.
            ------------------

         (A)    Written notice of each meeting of shareholders,  whether annual or special, stating the time when and place where it is to be held,  shall be served  either  personally  or by mail,  not less than seven (7) or more then fifty (50) days before the meeting, upon each  shareholder  of record  entitled to vote at such meeting,  and to any other  shareholder to whom the giving of notice may be required  by law.  Notice of a special  meeting  shall also state the purpose or  purposes  for which the meeting is called,  and shall indicate that it is being issued by, or at the

direction  of, the person or persons  calling the meeting.  If mailed,  such notice shall be directed to each such  shareholder  at his address,  as it  appears  on the  records of the  shareholders  of the  Corporation,  unless he shall  have  previously  filed with the
Secretary of the Corporation a written request that notices  intended for him be mailed to some other address,  in which case, it shall be mailed to the address designated in such request.

         (B)    Notice of any meeting need not be given to any person who may become a shareholder  of record after the mailing of such notice and prior to the meeting,  or to any shareholder who attends such meeting,  in person or by proxy, or to any shareholder who, in person or by proxy,  submits a signed  waiver of notice  either  before or after  such  meeting.  Notice of any  adjourned  meeting  of shareholders need not be given, unless otherwise required by law.

SECTION 5.  Quorum.
            ------
         (A)    Except as otherwise  provided herein, or by statute,  or in the Certificate of Incorporation  (such Certificate and any amendments thereof being hereinafter  collectively referred to as the "Certificate of Incorporation"),  at all meetings of shareholders of the  Corporation,  the  presence at the  commencement  of such  meetings in person or by proxy of  shareholders  holding of record a majority of the total number of shares of the  Corporation  then issued and  outstanding  and entitled to vote,  shall be necessary and sufficient to constitute a quorum for the transaction of any business.  The withdrawal of any shareholder  after the  commencement of a meeting shall have no effect on the existence of a quorum, after a quorum has been established at such meeting.

(B)                                                                      Despite  the  absence  of a quorum at any  annual  or  special meeting of shareholders,

the shareholders,  by a majority of the votes cast by the holders of shares entitled to vote thereon,  may adjourn the meeting.  At any such adjourned  meeting at which a quorum is present,  any business may be transacted  which might have been  transacted at the meeting as originally called if a quorum had been present.

SECTION 6.  Proxies; Voting.
            ---------------

         (A)    Except as otherwise  provided by statute or by the Certificate of Incorporation,  any corporate action,  other than the election  of  directors,  to be taken by vote of the  shareholders  shall be  authorized  by a  majority  of votes cast at a meeting of shareholders by the holders of shares entitled to vote thereon.

         (B)    Except as otherwise provided by statute or by the Certificate of Incorporation,  at each meeting of shareholders,  each holder  of  record  of stock  of the  Corporation  entitled  to vote  thereat  shall be  entitled  to one vote for each  share of stock registered in his name on the books of the Corporation.

         (C)    Each  shareholder  entitled to vote or to express  consent or dissent  without a meeting may do so by proxy;  provided, however,  that the instrument  authorizing such proxy to act shall have been executed in writing by the shareholder  himself, or by his attorney-in-fact  thereunto  duly  authorized in writing.  No proxy shall be valid after the  expiration of eleven (11) months from the date of its  execution,  unless the persons  executing it shall have  specified  therein the length of time it is to continue in force.
Such instrument shall be exhibited to the Secretary at the meeting and shall be filed with the records of the Corporation.

         (D)    Any resolution in writing,  signed by all of the shareholders entitled to vote thereon,  shall be and constitute action by such shareholders to the effect therein  expressed,  with the same force and effect as if the same had been duly passed by unanimous vote at a duly called meeting of  shareholders  and such  resolution so signed shall be inserted in the Minute Book of the  Corporation under its proper date.

SECTION 7.  Selection of Inspectors of Election.
            -----------------------------------

         In advance of any  meeting of the  shareholders,  the Board of  Directors  may appoint  one or more  inspectors  to act at the meeting or any adjournment  thereof.  If inspectors are not so appointed,  the person presiding at a meeting of the  shareholders  may, and on request of any  shareholder  shall,  appoint one or more  inspectors.  In case any person  appointed fails to appear or act, the vacancy may be filled by  appointment  made by the Board in advance of the meeting or at the meeting by the person  presiding  thereat.
Each  inspector  before  entering  upon the  discharge of his duties,  shall take and sign an oath  faithfully to execute the duties of inspector at the meeting with strict impartiality and according to the best of his ability.

SECTION 8.  Business Transacted.
            -------------------

         At the annual  meeting,  directors shall be elected and such other business  transacted as may be properly  brought before the meeting.  At any special  meeting,  no business shall be transacted  other than that specified in the notice of such meeting unless all shareholders entitled to notice thereof consent to the transaction of such business.

SECTION 9.  Action without Meeting.
            ----------------------

         Any action,  including an election of directors,  required or permitted to be taken at a meeting of shareholders  may be taken without a meeting if all the shareholders consent thereto in writing.

         Except in the election of directors,  any action required or permitted to be taken at a meeting of  shareholders  may be taken without a meeting  upon the written  consent of less than all the  shareholders  entitled to vote  thereon if the  shareholders  who so consent  would be  entitled  to cast at least the  minimum  number of votes which would be required to take such action at a meeting of shareholders.  If such action by written consent of less than all  shareholders is proposed to be taken, as herein  authorized,  notice in writing of such proposed  action shall be given to each  shareholder  of the  corporation.  Such notice shall be given in the manner of giving  notice of a meeting of  shareholders  not less than  twenty  days and not more than fifty days before the date that any such consent is to become effective.

SECTION 10.  Annual Statement.
             ----------------

         The Board of Directors shall present at each annual meeting,  and at any special meeting of the  shareholders  when called for by a vote of the shareholders a full and clear statement of the business and financial condition of the Corporation.

                                                   ARTICLE III - BOARD OF DIRECTORS

SECTION 1.  Number, Election, Qualification and Term of Office.
            --------------------------------------------------

         (A)    The members of the Board of Directors of the Corporation  need not be shareholders  and shall be elected to their terms as set forth  herein by a majority  of the votes cast at a  shareholder's  meeting by the  holders of shares  entitled  to vote in such election.  The Board of  Directors  shall  consist of not less than three (3)  persons  nor more than  fifteen  (15)  persons as may be decided  from time to time by vote of the  shareholder(s).  No  decrease  in said  Board of  Directors  shall  shorten  the term of any incumbent director.  Each director shall be at least eighteen (18) years of age.

         (B)    At each annual  meeting,  the successors to the directors whose terms expire in that year shall be elected for the term of one (1) year.

SECTION 2.  Duties and Powers.
            -----------------

         The Board of Directors  shall be  responsible  for the control and  management  of the affairs,  property and interests of the
Corporation,  and may  exercise  all  powers of the  Corporation,  except as are in the  Certificate  of  Incorporation  or by  statute expressly conferred upon or reserved to the shareholders.

SECTION 3.  Annual and Regular Meetings; Notice.
            -----------------------------------

         (A)    A regular  annual  meeting of the Board of Directors  shall be held  immediately  following  the annual  meeting of the shareholders, at the place of such annual meeting of shareholders.

         (B)    The Board of Directors,  from time to time, may provide by resolution for the holding of other regular  meetings of the
Board of Directors, and may fix the time and place thereof.

         (C)    Notice of any regular  meeting of the Board of  Directors  shall not be  required  to be given and, if given,  need not specify the purpose of the meeting;  provided,  however,  that in case the Board of Directors  shall fix or change the time or place of any regular  meeting,  notice of such action  shall be given to each  director  who shall not have been present at the meeting at which such an action was taken  within the time  limited,  and in the manner set forth,  in  paragraph  (B) of Section 4 of this Article III, with respect to special meetings, unless such notice shall be waived in the manner set forth in paragraph (C) of such Section 4.

SECTION 4.  Special Meetings; Notice.
            ------------------------

         (A)    Special  meetings of the Board of Directors may be called by the Chairman of the Board, or the President,  and shall be called by the Secretary when directed to do so by a writing  signed by at least a majority of the directors,  at such time and place as may be specified in the respective notices or waivers of notice thereof.

         (B)    Notice of special meetings shall be mailed directly to each director,  addressed to him at his residence or usual place of  business,  at least  two (2) days  before  the day on which the  meeting  is to be held,  or shall be sent to him at such  place by telegram,  telex,  telefax  radio or cable,  or shall be delivered  to him  personally  or given to him orally,  not later than the day before the day on which the meeting is to be held.  A notice,  or waiver of notice,  except as required by Article IV, need not specify the purpose of the meeting.

         (C)    Notice of any special  meeting shall not be required to be given to any director who shall attend such meeting  without protesting,  prior thereto or at its commencement,  the lack of notice to him, or who submits a signed waiver of notice, whether before or after the meeting.  Notice of any adjourned meeting shall not be required to be given.

SECTION 5.  Chairman of the Board and Chief Executive Officer.
            -------------------------------------------------

         The  Chairman of the Board may be elected  from among the members of the Board of  Directors.  The Chairman of the Board shall also be the Chief  Executive  Officer.  At all meetings of the Board of  Directors,  the Chairman of the Board,  if any and if present, shall  preside.  If there shall be no  Chairman,  or he shall be absent,  then the  President  shall  preside,  and in his  absence,  a
Chairman chosen by the directors shall preside.

SECTION 6.  Quorum and Adjournments.
            -----------------------

         (A)    At all  meetings of the Board of  Directors,  the  presence of a majority of the entire  Board shall be  necessary  and sufficient  to  constitute a quorum for the  transactions  of  business,  except as otherwise  provided by law, by the  Certificate  of
Incorporation,  or by these  By-Laws.  Participation  of any one or more  members of the Board by means of a  conference  telephone  or similar  communications  equipment,  allowing  all  persons  participating  in the  meeting to hear each other at the same time,  shall constitute presence in person at any such meeting.

         (B)    A majority of the  directors  present at the time and place of any  regular or special  meeting,  although  less than a quorum, may adjourn the same from time to time without notice, until a quorum shall be present.

SECTION 7.  Manner of Acting.
            ----------------

         (A)    At meetings of the Board of Directors,  each director present shall have one vote, irrespective of the number of shares of stock, if any, which he may hold.

         (B)    Except as otherwise  provided by statute,  by the  Certificate  of  Incorporation,  or these  By-Laws,  the action of a majority of the  directors  present at a meeting at which a quorum is present  shall be the act of the Board of  Directors.  If all the directors  severally  or  collectively  consent in writing to any  action  taken or to be taken by the  Corporation,  and the number of directors  constitutes a quorum for such action,  such action shall be as valid corporate  action as though it had been authorized at a meeting of the Board of Directors.

SECTION 8.  Vacancies.
            ---------

         Any vacancy in the Board of  Directors  occurring  by reason of an increase  in the number of  directors,  or by reason of the death,  resignation,  disqualification,  removal  (unless a vacancy created by the removal of a director by the  shareholders  shall be filled by the  shareholders  at the meeting at which the removal had been effected) or inability to act of any director,  or otherwise, shall be filled for the  unexpired  portion of the term by a majority vote of the remaining  directors,  though less than a quorum,  at any regular meeting or special meeting of the Board of Directors called for that purpose.

SECTION 9.  Resignation.
            -----------

         Any director may resign at any time by giving  written  notice to the Board of  Directors,  the  President or the Secretary of
the Corporation.  Unless otherwise  specified in such written notice,  such written  resignation shall take effect upon receipt thereof by the Board of Directors or such officer, and the acceptance of such resignation shall not be necessary to make it effective.

SECTION 10.  Removal.
             -------

         Any director may be removed with or without cause at any time by the  shareholders,  at a special meeting of the  shareholders called for that purpose, and may be removed for cause by action of the Board of Directors.

SECTION 11.  Compensation.
             ------------

         No stated compensation shall be paid to directors,  as such, for their services,  but by resolution of the Board of Directors, a fixed sum and  expense of  attendance,  if any,  may be allowed for  attendance  at each  regular or special  meeting of the Board of
Directors or a Committee  thereof;  provided,  however,  that nothing herein contained shall be construed to preclude any director from serving the Corporation in any other capacity and receiving compensation therefor.

SECTION 12.  Contracts.
             ---------

         (A)    No contract or other  transaction  between the Corporation  and any other  corporation  shall be impaired,  affected or invalidated,  nor  shall  any  director  be  liable  in any way by  reason  of the fact  that any one or more of the  directors  of the
Corporation  is or are  interested  in, or is a director of officer or are directors or officers of, such other  corporation,  provided that such facts are disclosed or made known to the Board of Directors and the contract is not unfair as to the Corporation.

(B)                                                                      Any director,  personally and individually,  may be a party to or may be interested in any contract or transaction of the  Corporation,  and no director shall be liable in any way by reason of such  interest,  provided that the fact of such interest is disclosed or made known to the Board of Directors and the contract or transaction  is not unfair as to the  Corporation,  and provided that the Board of Directors  shall authorize,  approve or ratify such contract or  transaction by the vote (not counting the vote of any such director) of a majority of a quorum,

notwithstanding  the presence of any such  director at the meeting at which such action is taken.  Such  director or  directors  may be counted in  determining  the presence of a quorum at such  meeting.  This Section  shall not be construed to impair or invalidate or in any way affect any  contract or other  transaction  which would  otherwise  be valid under the law  (common,  statutory  or  otherwise)
applicable thereto.

         (C)    All contracts  and  transactions  under this Section 12 shall be governed by Section  33-323 of the  Connecticut  Stock
Corporation Act.

SECTION 13.  Committees
             ----------

         (A)    The Board of Directors,  by resolution  adopted by a majority of the entire Board, may from time to time designate from among its members an Executive  Committee and such other  Committees,  and alternate  members  thereof,  as they deem  advisable,  each consisting  of two or more  members  with such  powers  and  authority  (to the extent  permitted  by law) as may be  provided  in such resolution.  Each such Committee  shall serve at the pleasure of the Board.  At all meetings of a Committee,  a majority of the members shall  constitute a quorum for the transaction of business,  except as otherwise  provided by such said resolution or by these By-laws.
Participation  of any one or more  members of the  Committee by means of a conference  telephone  or similar  communications  equipment allowing all the persons  participating in the meeting to hear each other at the same time shall  constitute  presence in person at any such  meeting.  Any action  authorized  in writing by all of the  members of a Committee  entitled  to vote  thereon and filed with the minutes of the Committee  shall be the act of the Committee  with the same force and effect as if the same had been passed by unanimous vote at a duly called meeting

of the Committee.  Each committee shall be composed of at least three (3) directors.

         (B)    The Board of Directors may  designate two or more  directors to  constitute  an audit  committee.  The audit  committee shall perform such functions as the By-Laws or a resolution of the Board of Directors of the  Corporation  may provide,  except that if the Corporation  engages or proposes to engage an independent  public accountant to review the preparation of and render reports on the financial  statements of the corporation,  notwithstanding any provisions of the By-Laws or such resolution,  the audit committee shall review,  evaluate and advise the Board of Directors with respect to (A) the proposed  engagement  and any succeeding  engagement of the accountant or any successor, and (B) the functions performed by the accountant pursuant to the terms of the accountant's engagement.

SECTION 14.  Subcommittees
             -------------

         Any  Committee  may appoint one or more  subcommittees  from its  members.  Any such  subcommittee  may consist of two or more members  and may be  charged  with the duty of  considering  and  reporting  to the  appointing  Committee  on any  matter  within  the responsibility of the Committee appointing such subcommittee.

                                                     ARTICLE IV - WAIVER OF NOTICE

SECTION 1.  Waiver of Notice.
            ----------------

         Whenever any notice of time, place, purpose or any other matter, including any special notice or form of notice,  is required or  permitted to be given to any person by law or under the  provisions  of the  Certificate  of
Incorporation  or By-Laws of the Corporation,  or of a resolution of the  shareholders or directors,  a written waiver of notice signed by the person or persons  entitled to such notice,  whether before or after the time stated therein,  shall be equivalent to the giving of such  notice.  The  Secretary  of the  Corporation  shall cause any such waiver to be filed with or entered  upon the records of the
Corporation  or, in the case of a waiver of notice of a  meeting,  the  records  of the  meeting.  The  attendance  of any  person at a meeting without  protesting,  prior to or at the commencement of the meeting,  the lack of proper notice shall be deemed to be a waiver by him of notice of such meeting.

                                                   ARTICLE V - CERTAIN RESTRICTIONS

SECTION 1.  Issuance of Shares.
            ------------------

         The  Corporation may issue or agree to issue shares of common stock of the  Corporation,  such as (but not limited to) options or warrants to acquire common stock, or securities  convertible  into common stock,  only by action of its  Shareholder(s),  and not by action of its Board of Directors.

                                                         ARTICLE VI - OFFICERS

SECTION 1.  Number, Qualifications, Election and Term of Office.
            ---------------------------------------------------

(A)                                                                      The  officers of the  Corporation  shall be a Chief  Executive
                Officer, a President,

one or more Vice-Presidents,  a Secretary, a Treasurer, a Controller,  and an Actuary and such other officers,  including a Chairman of the Board of  Directors,  as the Board of Directors  may from time to time deem  advisable.  Any officer other than the Chairman of the
Board of Directors  may be, but is not required to be, a director of the  Corporation.  Any two or more offices may be held by the same person, except that the same person may not hold the offices of both President and Secretary.

         (B)    The officers of the  Corporation  shall be elected by the Board of Directors at the regular annual meeting of the Board following the annual meeting of shareholders.

         (C)    Each officer shall hold office until the annual  meeting of the Board of Directors next  succeeding  his election,  and until his successor shall have been elected and qualified, or until his death, resignation or removal.

SECTION 2.  Resignation.
            -----------

         Any  officer  may  resign at any time by  giving  written  notice of such  resignation  to the Board of  Directors,  or to the
President or the Secretary of the Corporation.  Unless otherwise  specified in such written notice,  such resignation shall take effect upon receipt  thereof by the Board of Directors or by such officer,  and the acceptance of such  resignation  shall not be necessary to make it effective.

SECTION 3.  Removal.
            -------

         Any officer may be removed,  either with or without  cause,  and a successor  elected,  by the Board of Directors at any time.
Removal of officers is without  prejudice to their  contract  rights;  however,  the  appointment or election of an officer for a given term,  or a general  provision in the By-Laws or  Certificate  of  Incorporation  with respect to the term of the office,  shall not of itself create contract rights.

SECTION 4.  Vacancies.
            ---------

         A vacancy in any office by reason of death, resignation,  inability to act,  disqualification,  or any other cause, may at any time be filled for the unexpired portion of the term by the Board of Directors.

SECTION 5.  Chief Executive Officer.
            -----------------------

         The Chief  Executive  Officer  shall  oversee all  operations  of the  Corporation  and the Board of  Directors,  and shall be responsible  for overseeing the  implementation  of all orders and  resolutions of the Board. As Chairman of the Board of Directors and
Chief  Executive  Officer,  he shall preside at all meetings of the Board and at all meetings of the  shareholders.  He may execute all authorized  conveyances,  contracts,  certificates  representing shares of the Corporation,  or other instruments except in cases where the signing and execution shall be required by law to be otherwise signed or executed.

Section 6.  President and Chief Operating Officer.
            -------------------------------------

         The  offices  of  President  and  Chief  Operating  Officer  may be held by  different  persons.  The  Chairman,  in his  sole discretion,  may delegate the following  duties to one or both such officers.  He shall,  when present,  preside at all meetings of the shareholders in the absence of the Chief Executive  Officer and, if there shall be no Chairman or the Chairman shall be absent,  at all meetings  of the Board of  Directors.  He may sign,  with the  Secretary  or any other  proper  officer  of the  Corporation  thereunto authorized by the Board of Directors,  certificates representing shares of the Corporation,  any deeds, mortgages, bonds, contracts, or other instruments  which the Board of Directors has authorized to be executed,  except in cases where the signing and execution thereof shall be  expressly  delegated  by the Board of Directors or by these  By-Laws to some other  officer or agent of the  Corporation,  or shall be required  by law to be  otherwise  signed or  executed;  and in general  shall  perform  all duties  incident to the office of
President and such other duties as may be prescribed by the Board of Directors from time to time.

SECTION 7.  Vice Presidents.
            ---------------

         In the absence of the President or in the event of his death,  inability or refusal to act, the Vice Presidents,  in the order designated at the time of their election,  or in the absence of any  designation,  then in the order of their  election,  shall perform the  duties of the  President,  and when so acting,  shall  have the  authority  of and be  subject  to all the  restrictions  upon the
President.  Any Vice President may sign,  with the Secretary or any other proper  officer of the  Corporation  thereunto  authorized by the Board of Directors,  certificates  representing shares of the Corporation;  and shall perform such other duties as are commensurate with his title and as

from time to time may be assigned to him by the President or by the Board of Directors.

SECTION 8.  Secretary.
            ---------

         The secretary  shall:  (1) keep the minutes of the proceedings of the  shareholders,  Board of Directors,  and committees,  if any, in one or more books  provided for that  purpose;  (2) see that all notices are duly given in  accordance  with the  provisions of these  By-Laws or as required by law; (3) be custodian of the  corporate  records and of the seal of the  Corporation  and see that the seal of the  Corporation  is  affixed to all  documents  the  execution  of which on behalf of the  Corporation  under its seal is duly authorized;  (4) file each written request by a shareholder  that notices to him be mailed to some address other than his address as it appears on the record of  shareholders;  (5) sign,  with the President or a Vice  President,  certificates  representing  shares of the
Corporation,  the issuance of which shall have been authorized by resolution of the Board of Directors;  (6) have general charge of the record of  shareholders  of the  Corporation;  and (7) in general  perform all duties  incident to the office of the Secretary and such other duties as from time to time may be assigned to him by the President or by the Board of Directors.

Section 9.  Treasurer.
            ---------

         If required by the Board of Directors,  the Treasurer  shall give a bond for the faithful  discharge of his duties in such sum and with such  surety or  sureties  as the Board of  Directors  shall  determine.  He shall:  (1) have  charge  and  custody  of and be responsible  for all funds and securities of the  Corporation,  receive and give receipts for moneys due and payable to the Corporation from any source whatsoever, and deposit all such moneys in the name of the

Corporation  in such banks,  trust  companies or other  depositaries  as shall be selected in accordance  with the  provisions of these
By-Laws;  (2) have charge and custody of and be  responsible  for the keeping of correct and  complete  books and records of account of the corporation;  sign, with the President or a Vice President,  certificates  representing shares of the Corporation,  the issuance of which shall have been  authorized by resolution of the Board of  Directors;  and (3) in general  perform all of the duties  incident to the  office of  Treasurer  and such  other  duties  as from time to time may be  assigned  to him by the  President  or by the Board of
Directors.

SECTION 10.  Controller.
             ----------

         The Controller  shall be responsible for keeping and  maintaining the books of account of the Company,  subject to the control of the Board of Directors  and the  President.  The  Controller  shall  exercise such powers and perform such other duties as relate to the office of the  Controller,  and also such powers and duties as may be delegated or assigned to or required of him by these  By-Laws or by or pursuant to authorization of the Board or the President.

SECTION 11.  Actuary.
             -------

         The Actuary shall be responsible  for all actuarial  calculations  and the preparation of all policy forms to be issued by the
Corporation,  subject to the control of the Board of Directors and the  President.  The Actuary shall  exercise such powers and perform such other  duties as relate to the  offices of the  Actuary,  and also such  powers and duties as may be  delegated  or assigned to or required of him by the By-Laws or by or pursuant to the authorization of the Board or President.

SECTION 12.  Shares of Other Corporations.
             ----------------------------

         Whenever the  Corporation  is the holder of shares of any other  corporation,  any right or power of the  Corporation  as such shareholder  (including the attendance,  acting and voting at shareholders'  meetings and execution of waivers,  consents,  proxies, or other instruments) may be exercised on behalf of the Corporation only as authorized by resolution of the Board of Directors.

                                                     ARTICLE VII - SHARES OF STOCK

SECTION 1.  Certificate of Stock.
            --------------------

         (A)    The  certificates  representing  shares of the  Corporation  shall be in such form as shall be  adopted by the Board of
Directors,  and shall be numbered and  registered  in the order  issued.  They shall bear the holder's  name,  the number of shares,  a statement that the  Corporation  is organized  under the laws of  Connecticut,  and shall be signed by (i) the Chairman of the Board or the President or a Vice President,  and (ii) the Secretary or the Treasurer,  or any Assistant  Secretary or Assistant  Treasurer,  and
may bear the corporate seal.

         (B)    No  certificate  representing  shares  shall be issued until the full amount of  consideration  therefor has been paid, except as otherwise permitted by law.

(B)                                                                      The  Board  of  Directors   may   authorize  the  issuance  of
                certificates for which shall

entitle the holder to exercise voting rights, receive dividends and participate in any liquidating  distributions,  or it may authorize the payment in cash of the fair value of shares as of the time when those entitled to receive such payments are  determined;  or it may authorize  the  issuance,  subject to such  conditions  as may be  permitted  by law,  of scrip in  registered  or bearer form over the signature  of an officer or agent of the  Corporation,  exchangeable  as therein  provided  for full  shares,  but such scrip shall not entitle the holder to any rights of a shareholder, except as therein provided.

SECTION 2.  Lost or Destroyed Certificates.
            ------------------------------

         The holder of any certificate  representing  shares of the Corporation shall immediately notify the Corporation of any loss or destruction of the  certificate  representing  the same. The  Corporation  may issue a new  certificate in the place of any certificate theretofore  issued by it alleged to have been lost or destroyed  upon  production of such evidence of loss or destruction as the Board of  Directors  in its  discretion  may  require.  The Board of  Directors  may,  in its  discretion,  require  the owner of the lost or destroyed  certificate,  or his legal  representatives,  to give the  Corporation a bond in such sum as the Board may direct,  and with such surety or sureties as may be  satisfactory  to the Board,  to indemnify the  Corporation  against any claims,  loss,  liability or damage it may suffer on account of the issuance of the new  certificate.  A new  certificate  may be issued without  requiring any such evidence or bond when, in the judgment of the Board, it is proper to do so.

SECTION 3.  Transfers of Shares.
            -------------------

         (A)    Transfers of shares of the  Corporation  shall be made on the share  records of the  Corporation  only by the holder of record thereof,  in person or by his duly authorized  attorney,  upon the surrender for cancellation of the certificate or certificates representing such shares,  with an assignment or power of transfer endorsed thereon or delivered  therewith,  duly executed,  with such proof at the  authenticity  of the  signature  and  authority to transfer and of payment of transfer  taxes as the  Corporation  or its agents may require.

         (B)    The  Corporation  shall be entitled to treat the holder of record of any share or shares as the absolute  owner thereof for all purposes and, accordingly,  shall not be bound to recognize any legal,  equitable or other claim to, or interest in, such share or shares  on the part of any other  person,  whether  or not it shall  have  express  or other  notice  thereof,  except as  otherwise expressly provided by law.

SECTION 4.  Record Date.
            -----------

         In lieu of closing the share  records of the  Corporation,  the Board of Directors  may fix, in advance,  a date not exceeding fifty (50) days nor less than ten (10) days, as the record date for the  determination  of shareholders  entitled to receive notice of, or to vote at, any  meeting  of  shareholders,  or to consent to any  proposal  without a meeting,  or for the  purpose of  determining shareholders  entitled to receive payment of any dividends,  or allotment of any rights,  or for the purpose of any other action. If no record  date is fixed,  the  record  date for the  determination  of  shareholders  entitled  to  notice of or to vote at a meeting  of shareholders shall be at the close of

business on the day next preceding the day on which notice is given,  or, if no notice is given,  the day on which the meeting is held;
the  record  date for  determining  shareholders  for any  other  purpose  shall be at the  close of  business  on the day on which the resolution of the Board of Directors  relating  thereto is adopted.  When a determination  of shareholders of record entitled to notice of or to vote at any meeting of shareholders has been made as provided for herein,  such  determination  shall apply to any adjournment thereof, unless the directors fix a new record date for the adjourned meeting.

                                                       ARTICLE VIII - DIVIDENDS

SECTION 1.  When Declared.
            -------------

         The Board of Directors  may declare  dividends in cash, in other  property,  or in shares of the  Corporation  from the earned surplus  of the  Corporation  subject  to all of the  provisions  and  restrictions  of  Connecticut  Stock  Corporation  Act and other applicable statutes,  whenever,  in its opinion, the condition of the Corporation's affairs renders it advisable that such dividends be declared.

SECTION 2.  Payment.
            -------

         The Board of  Directors,  in declaring  any dividend,  may  determine  the  shareholders  entitled to receive such dividend by fixing a record  date for the  determination  of  shareholders  and making any such  dividend  payable  only to those  persons  who are shareholders of record as of such date.  The Board may also determine the date when payment of any such dividend is to be made.

                                              ARTICLE IX - CHECKS, NOTES AND DEPOSITARIES

SECTION 1.  Execution of Instruments.
            ------------------------

         All  checks or other  orders  for the  payment  of money and all notes or other  instruments  evidencing  indebtedness  of the
Corporation  shall be signed by such  officer or officers or such other  person or persons as the Board of  Directors  may from time to time designate.

SECTION 2.  Instruments.
            -----------

         As used in  Article IV and in this  Article  VII,  the term  "instrument"  includes,  but is not  limited  to,  contracts  and agreements,  checks,  drafts and other orders for payment of money,  transfers of bonds, stocks, notes and other securitie,  and powers of  attorney,  deeds,  leases,  releases  of  mortgages,  satisfactions  and all  other  instruments  entitled  to be  recorded  in any jurisdiction.

SECTION 3.  Depositaries.
            ------------

         The Board of Directors  shall  designate the trust company,  or trust  companies,  bank or banks,  in which shall be deposited money or securities of the Corporation.

                                                        ARTICLE X - FISCAL YEAR

         The fiscal year of the Corporation shall be fixed by the Board of Directors from time to time, subject to applicable law.

                                              ARTICLE XI - FINANCIAL STATEMENTS AND AUDIT

SECTION 1.  Annual Statement and Reports.
            ----------------------------

         At the meeting of the Board of  Directors  following  the annual  meeting of the  Stockholders,  the Annual  Statement  of the
Company for the preceding  year,  together with a certificate of verification  thereof by such  independent  Public  Accountants as may have been selected by the Board of Directors,  shall be submitted to the Board.  Interim  quarterly  reports,  certified by the Actuary and the  Controller on the financial  condition of the Company shall also be submitted to the Board.  The Annual  Statement and interim reports shall be filed with the records of the Board and a note of such  submission  shall be included in the minutes.  The  Controller shall also  report from time to time to the Board at any  committee  any other  matters  coming to his  attention  in the course of his duties which in his judgment should be brought to their attention.

SECTION 2.  Independent Public Accountants.
            ------------------------------

         The books and accounts of the Company shall be audited  throughout each year by such independent  Public  Accountants as shall be selected by the Board of Directors.

                                                     ARTICLE XII - CORPORATE SEAL

         The corporate seal, if any, shall be in such form as shall be approved from time to time by the Board of Directors.

                                                    ARTICLE XIII - INDEMNIFICATION

         SECTION 1.  Proceedings Other Than by or in the Right of the Corporation.
                     ------------------------------------------------------------

         The  Corporation  shall  indemnify  any person who was or is a party or is  threatened  to be made a party to any  threatened, pending or completed action, suit or proceeding,  whether civil, criminal,  administrative or investigative (other than an action by or in the right of the  Corporation)  by reason of the fact that he, or the person whose  representative  he is, is or was a  shareholder, director,  officer, employee or agent of the Corporation,  or is or was serving solely at the request of the Corporation as a director, officer, employee or agent of another corporation,  partnership,  joint venture, trust or other enterprise, against expenses (including attorneys' fees),  judgments,  fines,  penalties,  and amounts paid in settlement actually and reasonably incurred by him in connection with such action,  suit or  proceeding  if the person is  successful  on the merits in the defense of the  proceeding or as provided in
Section 3 hereof,  if he acted in good faith and in a manner he  reasonably  believed to be in or not opposed to the best  interests of the corporation,  and with respect to any criminal action or proceeding,  the person had no reasonable cause to believe his conduct was unlawful or if upon  application to the court as provided in Section 5 hereof,  the court shall have determined that in view of all the circumstances such person is fairly

and reasonably  entitled to be indemnified,  and then for such amount as the court shall determine;  except that, in connection with an alleged claim based upon his purchase or sale of securities of the Corporation or of another  enterprise,  which he serves or served at the  request of the  Corporation,  the  Corporation  shall only  indemnify  such  person  after the court  shall  have  determined,  on application as provided in Section 5 hereof,  that in view of all the  circumstances  such person is fairly and reasonably  entitled to be  indemnified,  and then for such  amount as the court  shall  determine.  The  termination  of any  action,  suit or  proceeding  by judgment,  order,  settlement,  conviction,  or upon a plea of nolo  contendre  or its  equivalent,  shall  not,  of  itself,  create a presumption  that the person did not act in good faith and in a manner  which he  reasonably  believed  to be in or not  opposed to the best interests of the Corporation or of the participants  and  beneficiaries of such employee benefit plan or trust and consistent with the provisions of such employee  benefit plan or trust,  or, with respect to any criminal action or proceeding,  that he had reasonable cause to believe that his conduct was unlawful.

SECTION 2.  Proceedings by or in the Right of the Corporation.
            -------------------------------------------------

         The Corporation  shall indemnify any person who was or is a party or threatened to be made a party to any threatened,  pending or completed  action,  suit or proceeding,  by or in the right of the Corporation,  to procure a judgment in its favor by reason of the fact that he, or the person whose legal  representative  he is, is or was a shareholder,  director,  officer,  employee or agent of the
Corporation,  or is or was  serving  solely at the request of the  Corporation  as a  director,  officer,  employee or agent of another corporation,  partnership,  joint venture,  trust or enterprise,  against  expenses  (including  attorney fees) actually and reasonably incurred by him in connection with such proceeding in relation to matters as to which such person, or the person whose legal  representative  his is, is finally  adjudged not to have  breached  his duty to the  Corporation,  or where the court,  on application as provided in Section 6 hereof,  shall have  determined  that in view of all the  circumstances  such person is fairly and reasonably  entitled to be indemnified,  and then for such amount as the court shall determine.  The Corporation shall not so indemnify any such person for amounts paid to the  Corporation,  to a plaintiff or to counsel for a plaintiff in settling or otherwise  disposing of a  proceeding,  with or without court  approval;  or for expenses  incurred in defending a proceeding  which is settled or otherwise disposed of without court approval.

SECTION 3.  Determination of Right of Indemnification.
            -----------------------------------------

         The  conclusion  provided  for in Section 1 hereof may be reached by any one of the  following:  (1) The Board of Directors of the  Corporation  by a consent in  writing  signed by a majority  of those  directors  who were not  parties  to such  proceeding;  (2)
independent  legal  counsel  selected  by a consent in writing  signed by a majority  of those  directors  who were not parties to such proceeding;  (3) in the case of any employee or agent who is not an officer or director of the Corporation,  the Corporation's  general counsel;  or (4) the  shareholders of the Corporation by the affirmative  vote of at least a majority of the voting power of shares not owned by parties to such  proceeding,  represented  at an annual or special  meeting of  shareholders,  duly called with notice of such purpose stated.  Such person shall also be entitled to apply to a court for such  conclusion,  upon  application as provided in Section
5 hereof,  even though the  conclusion  reached by any of the  foregoing  shall have been  adverse to him or to the person  whose legal representative he is.

SECTION 4.  Advances of Expenses.
            --------------------

         Expenses  which may be  indemnifiable  incurred in defending a  proceeding  may be paid by the  Corporation  in advance of the final  disposition  of such  proceeding  as  authorized by the board of directors  upon  agreement by or on behalf of the  shareholder, director,  officer,  employee,  agent or his legal  representative,  to repay  such  amount if he is later  found  not  entitled  to be indemnified  by the  Corporation  as  authorized.  Notwithstanding  the  foregoing,  no advance shall be made by the  Corporation  if a determination is reasonably and promptly made by the board of directors by a majority vote of a quorum of disinterested  directors,  or
(if such a quorum is not obtainable  or, even if  obtainable,  a quorum of  disinterested  directors so directs) by  independent  legal counsel in a written  opinion,  that,  based upon the facts known to the board or counsel at the time such  determination is made, such person  acted in bad faith and in a manner  that such  person did not  believe  to be in or not  opposed  to the best  interest  of the
Corporation,  or, with respect to any criminal  proceeding,  that such person  believed or had reasonable  cause to believe his conduct was unlawful.  In no event shall any advance be made in instances where the board or independent  legal counsel  reasonably  determines that such person deliberately breached his duty to the Corporation or its shareholders.

SECTION 5.  Right to Indemnification Upon Application; Procedure Upon Application.
            ---------------------------------------------------------------------

         Where an application  for  indemnification  or for a conclusion is made to a court, it shall be made to the court in which the proceeding is pending or to the superior  court for the judicial  district  where the principal  office of the  Corporation is located.
The application shall be made in such manner and form as may be required by the applicable rules of the court or, in the absence thereof,  by  direction  of the court.  The court may also  direct that notice be given in such manner as it may require at the expense of the  Corporation to the  shareholders  of the  Corporation  and to such other persons as the court may designate.  In the case of an application  to a court in which a proceeding is pending in which the person seeking  indemnification  is a party by reason of the fact that he, or the person whose legal  representative  he is, is or was serving at the request of the Corporation as a director,  partner, trustee,  officer,  employee or agent of another enterprise,  or as a fiduciary of an employee benefit plan or trust maintained for the benefit of employees of any other enterprise, timely notice of such application shall be given by such person to the Corporation.

         Any  indemnification  or advance under this Article,  shall be made  promptly,  and in any event within ninety days,  upon the written request of the agent,  unless with respect to applications  under this Article, a determination is reasonably and promptly made by the board of directors by a majority vote of a quorum of  disinterested  directors that such agent acted in a manner set forth under this  Article  as to  justify  the  Corporation's  not  indemnifying  or  making an  advance  to the  agent.  In the event no quorum of disinterested  directors is  obtainable,  the board of directors  shall  promptly  direct that  independent  legal counsel shall decide whether the agent acted in the manner set forth in this Article as to justify the  Corporation's  not indemnifying or making an advance to the agent.  The right to  indemnification  or advances as granted by this Article shall be  enforceable by the agent in any court of competent  jurisdiction,  if the board or independent legal counsel denies the claim, in whole or in part, or if no disposition of such claim is made  within  ninety  days.  The  agent's  expenses  incurred  in  connection  with  successfully  establishing  his  right to indemnification, in whole or part, in any such proceeding shall also be indemnified by the Corporation.

SECTION 6.  Types of Indemnification Consistent with Statutory Rights and Remedies.
            ----------------------------------------------------------------------

         All rights to  indemnification  under this Article shall be deemed to be provided by a contract  between the  Corporation  and the director,  officer,  employee or agent who serves in such capacity at any time while this Article and other relevant  provisions of the Connecticut  Stock  Corporation Act and other applicable law, if any, are in effect.  Any repeal or modification  thereof shall not affect any rights or obligations then existing.

SECTION 7.  Insurance.
            ---------

         Upon resolution  passed by the board,  the  Corporation may purchase and maintain  insurance on behalf of any person who is or was a director,  officer,  employee or agent of the Corporation,  or is or was serving at the request of the Corporation as a director, officer,  employee or agent of another  corporation,  partnership,  joint  venture,  trust or other  enterprise  against any  liability asserted  against him and  incurred by him in any such  capacity,  or arising out of his status as such.  The  corporation  may procure insurance providing greater indemnification and may share the premium cost with any shareholder,  director,  officer,  employee,  agent or eligible outside party as may be agreed upon.

SECTION 8.  Constituent Corporations.
            ------------------------

         For the purposes of this  Article,  references  to "the  Corporation"  include the domestic and foreign  corporations  and all constituent corporations absorbed in a consolidation or merger as well as the  resulting  or surviving  corporation,  so that any person who is or was a director,  officer,  employee or agent of such a constituent corporation or is or was serving at the request of such constituent corporation as a director,  officer,  employee or agent of another  corporation,  partnership,  joint venture,  trust or other enterprise shall stand in the same position under the provisions at this  Article  with  respect to the  resulting  or  surviving  corporation  as he would if he had served the  resulting or surviving corporation in the same capacity.

SECTION 9.  Other Enterprises, Fines, and Serving at Corporation's Request.
            --------------------------------------------------------------

         For purposes of this Article,  references  to "other  enterprises"  shall  include any other foreign or domestic  corporation, partnership,  joint venture,  trust or other enterprise;  reference to "fines" shall include any excise taxes assessed on a person with respect to any employee  benefit plan;  and  references to "serving at the request of the  corporation"  shall include any service as a director,  officer,  employee or agent of the  corporation  which imposes duties on, or involves  services by, such director,  officer, employee,  or agent with respect to an employee  benefit plan or trusts  maintained for the benefit of employees of the  corporation or employees  of any other  enterprise,  its  participants,  or  beneficiaries;  and a person  who acted in good  faith and in a manner he reasonably  believed to be in the interest of the  participants  and  beneficiaries of an employee benefit plan shall be deemed to have acted in a manner "not opposed to the best interests of the Corporation" as referred to in this Article.

SECTION 10.  Savings Clause.
             --------------

         If this Article or any portion thereof shall be invalidated on any ground by any court of competent  jurisdiction,  then the Corporation  shall  nevertheless  indemnify each agent of the Corporation as to expenses  (including attorneys'  fees),  judgments,  fines and amounts paid in settlement  with respect to any action,  suit or  proceeding,  whether civil, criminal,  administrative  or  investigative,  including a grand jury proceeding and an action by the  Corporation,  to the full extent permitted by any applicable portion of this Article that shall not have been invalidated or by any other applicable law.

         All payments of  indemnification,  advancement,  or allowance  shall be subject to the notice  provisions  of the  Connecticut
Stock Corporation Act.

                                                       ARTICLE XIV - AMENDMENTS

SECTION 1.  By Shareholders.
            ---------------

         The By-Laws of the  Corporation  are subject to alteration  or repeal,  and new By-Laws may be made, by a majority vote of the shareholders at the time entitled to vote in the election of directors.

SECTION 2.  By Directors.
            ------------

         The Board of Directors shall not make,  adopt,  alter,  amend or repeal the By-Laws of the  Corporation;  and further provided the Board of Directors shall have no power to change the quorum for meetings of  shareholders  or the Board of Directors,  or to change any provision of the By-Laws with respect to the removal of any directors or the filling of vacancies in the Board resulting from the removal of directors by the shareholders.

                                                ARTICLE XV - EFFECTIVE DATE OF BY-LAWS

         The By-Laws shall become effective upon their adoption by the Corporation as set forth in the Statement of Organization.

                                                                                                                         Exhibit 24

                                                           POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE  PRESENTS,  that the person whose  signature  appears  below  constitutes  and  appoints  Timothy P.
Harris,  David R.  Odenath,  Jr.,  and Zafar  Rashid,  each of them  severally,  his true and  lawful  attorney-in-fact  with  power of substitution and  resubstitution to sign in his name, place and stead, in any and all capacities,  to do any and all things and execute any and all instruments  that such attorney may deem necessary or advisable  under the Securities  Exchange Act of 1934, and any rules, regulations  and  requirements  of the  Securities  and Exchange  Commission  (the  "Commission")  in  connection  with filing with the
Commission of an Annual Report on Form 10-K of American  Skandia Life  Assurance  Corporation  (the  "Registrant")  for the fiscal year ended December 31, 2003 ("Form 10-K");  including  specifically,  but without  limiting the generality of the foregoing,  the power and authority to sign his name in his  respective  capacity as a member of the Board of Directors  of the  Registrant  to the Form 10-K and
such other form or forms as may be appropriate to be filed with the Commission as any of them may deem  appropriate,  together will all exhibits  thereto,  and to any and all  amendments  thereto  and to any other  documents  filed with the  Commission,  as fully for all intents and purposes as he might or could do in person, and hereby ratifies and confirms all said  attorneys-in-fact  and agents,  each acting alone, and his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         IN WITNESS WHEREOF, I have hereunto set my hand this 4th day of March 2004.

                                                               /s/  James J. Avery, Jr.
                                                                ------------------------
                                                                 James J. Avery, Jr.

                                                           POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE  PRESENTS,  that the person whose  signature  appears  below  constitutes  and  appoints  Timothy P.
Harris,  David R.  Odenath,  Jr.,  and Zafar  Rashid,  each of them  severally,  his true and  lawful  attorney-in-fact  with  power of substitution and  resubstitution to sign in his name, place and stead, in any and all capacities,  to do any and all things and execute any and all instruments  that such attorney may deem necessary or advisable  under the Securities  Exchange Act of 1934, and any rules, regulations  and  requirements  of the  Securities  and Exchange  Commission  (the  "Commission")  in  connection  with filing with the
Commission of an Annual Report on Form 10-K of American  Skandia Life  Assurance  Corporation  (the  "Registrant")  for the fiscal year ended December 31, 2003 ("Form 10-K");  including  specifically,  but without  limiting the generality of the foregoing,  the power and authority to sign his name in his  respective  capacity as a member of the Board of Directors  of the  Registrant  to the Form 10-K and
such other form or forms as may be appropriate to be filed with the Commission as any of them may deem  appropriate,  together will all exhibits  thereto,  and to any and all  amendments  thereto  and to any other  documents  filed with the  Commission,  as fully for all intents and purposes as he might or could do in person, and hereby ratifies and confirms all said  attorneys-in-fact  and agents,  each acting alone, and his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         IN WITNESS WHEREOF, I have hereunto set my hand this 26th day of February 2004.

                                                                          /s/  Vivian L. Banta
                                                                           --------------------
                                                                            Vivian L. Banta

                                                           POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE  PRESENTS,  that the person whose  signature  appears  below  constitutes  and  appoints  Timothy P.
Harris,  David R.  Odenath,  Jr.,  and Zafar  Rashid,  each of them  severally,  his true and  lawful  attorney-in-fact  with  power of substitution and  resubstitution to sign in his name, place and stead, in any and all capacities,  to do any and all things and execute any and all instruments  that such attorney may deem necessary or advisable  under the Securities  Exchange Act of 1934, and any rules, regulations  and  requirements  of the  Securities  and Exchange  Commission  (the  "Commission")  in  connection  with filing with the
Commission of an Annual Report on Form 10-K of American  Skandia Life  Assurance  Corporation  (the  "Registrant")  for the fiscal year ended December 31, 2003 ("Form 10-K");  including  specifically,  but without  limiting the generality of the foregoing,  the power and authority to sign his name in his  respective  capacity as a member of the Board of Directors  of the  Registrant  to the Form 10-K and
such other form or forms as may be appropriate to be filed with the Commission as any of them may deem  appropriate,  together will all exhibits  thereto,  and to any and all  amendments  thereto  and to any other  documents  filed with the  Commission,  as fully for all intents and purposes as he might or could do in person, and hereby ratifies and confirms all said  attorneys-in-fact  and agents,  each acting alone, and his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         IN WITNESS WHEREOF, I have hereunto set my hand this 27th day of February 2004.

                                                                         /s/  Richard J. Carbone
                                                                         -----------------------
                                                                            Richard J. Carbone

                                                           POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE  PRESENTS,  that the person whose  signature  appears  below  constitutes  and  appoints  Timothy P.
Harris,  David R.  Odenath,  Jr.,  and Zafar  Rashid,  each of them  severally,  his true and  lawful  attorney-in-fact  with  power of substitution and  resubstitution to sign in his name, place and stead, in any and all capacities,  to do any and all things and execute any and all instruments  that such attorney may deem necessary or advisable  under the Securities  Exchange Act of 1934, and any rules, regulations  and  requirements  of the  Securities  and Exchange  Commission  (the  "Commission")  in  connection  with filing with the
Commission of an Annual Report on Form 10-K of American  Skandia Life  Assurance  Corporation  (the  "Registrant")  for the fiscal year ended December 31, 2003 ("Form 10-K");  including  specifically,  but without  limiting the generality of the foregoing,  the power and authority to sign his name in his  respective  capacity as a member of the Board of Directors  of the  Registrant  to the Form 10-K and
such other form or forms as may be appropriate to be filed with the Commission as any of them may deem  appropriate,  together will all exhibits  thereto,  and to any and all  amendments  thereto  and to any other  documents  filed with the  Commission,  as fully for all intents and purposes as he might or could do in person, and hereby ratifies and confirms all said  attorneys-in-fact  and agents,  each acting alone, and his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         IN WITNESS WHEREOF, I have hereunto set my hand this 5th day of March 2004.

                                                                           /s/  Helen M. Galt
                                                                           ------------------
                                                                            Helen M. Galt

                                                           POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE  PRESENTS,  that the person whose  signature  appears  below  constitutes  and  appoints  Timothy P.
Harris,  David R.  Odenath,  Jr.,  and Zafar  Rashid,  each of them  severally,  his true and  lawful  attorney-in-fact  with  power of substitution and  resubstitution to sign in his name, place and stead, in any and all capacities,  to do any and all things and execute any and all instruments  that such attorney may deem necessary or advisable  under the Securities  Exchange Act of 1934, and any rules, regulations  and  requirements  of the  Securities  and Exchange  Commission  (the  "Commission")  in  connection  with filing with the
Commission of an Annual Report on Form 10-K of American  Skandia Life  Assurance  Corporation  (the  "Registrant")  for the fiscal year ended December 31, 2003 ("Form 10-K");  including  specifically,  but without  limiting the generality of the foregoing,  the power and authority to sign his name in his  respective  capacity as a member of the Board of Directors  of the  Registrant  to the Form 10-K and
such other form or forms as may be appropriate to be filed with the Commission as any of them may deem  appropriate,  together will all exhibits  thereto,  and to any and all  amendments  thereto  and to any other  documents  filed with the  Commission,  as fully for all intents and purposes as he might or could do in person, and hereby ratifies and confirms all said  attorneys-in-fact  and agents,  each acting alone, and his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         IN WITNESS WHEREOF, I have hereunto set my hand this 27th day of February 2004.

                                                                            /s/  Ronald P. Joelson
                                                                            ----------------------
                                                                            Ronald P. Joelson

                                                           POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE  PRESENTS,  that the person whose  signature  appears  below  constitutes  and  appoints  Timothy P.
Harris,  David R.  Odenath,  Jr.,  and Zafar  Rashid,  each of them  severally,  his true and  lawful  attorney-in-fact  with  power of substitution and  resubstitution to sign in his name, place and stead, in any and all capacities,  to do any and all things and execute any and all instruments  that such attorney may deem necessary or advisable  under the Securities  Exchange Act of 1934, and any rules, regulations  and  requirements  of the  Securities  and Exchange  Commission  (the  "Commission")  in  connection  with filing with the
Commission of an Annual Report on Form 10-K of American  Skandia Life  Assurance  Corporation  (the  "Registrant")  for the fiscal year ended December 31, 2003 ("Form 10-K");  including  specifically,  but without  limiting the generality of the foregoing,  the power and authority to sign his name in his  respective  capacity as a member of the Board of Directors  of the  Registrant  to the Form 10-K and
such other form or forms as may be appropriate to be filed with the Commission as any of them may deem  appropriate,  together will all exhibits  thereto,  and to any and all  amendments  thereto  and to any other  documents  filed with the  Commission,  as fully for all intents and purposes as he might or could do in person, and hereby ratifies and confirms all said  attorneys-in-fact  and agents,  each acting alone, and his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         IN WITNESS WHEREOF, I have hereunto set my hand this 26th day of February 2004.

                                                                            /s/  Andrew J. Mako
                                                                           -------------------
                                                                            Andrew J. Mako

                                                                                                                     Exhibit 31.1

                                       SECTION 302 CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

I, David R. Odenath, Jr., certify that:

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

Date: March 19, 2004
                                                      /s/ David R. Odenath, Jr.
                                                      --------------------------
                                                         David R. Odenath, Jr.
                                                 Chief Executive Officer and President

                                                                                                                       Exhibit 31.2

                                       SECTION 302 CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

I, Zafar Rashid, certify that:

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

Date: March 19, 2004
                                                           /s/ Zafar Rashid
                                                           ----------------
                                                             Zafar Rashid
                                         Executive Vice President and Chief Financial Officer

                                                                                                                       Exhibit 32.1

                                       SECTION 906 CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

Pursuant to 18 U.S.C.  Section  1350,  I, David R.  Odenath,  Jr.,  Chief  Executive  Officer and  President  of American  Skandia Life
Assurance  Corporation  (the  "Company"),  hereby certify that the Company's Annual Report on Form 10-K for the year ended December 31,
2003 (the "Report")  fully  complies with the  requirements  of Section 13(a) or 15(d) of the Securities  Exchange Act of 1934 and that the information  contained in the Report fairly presents,  in all material respects,  the financial condition and results of operations of the Company.

Dated: March 19, 2004

                                                     /s/ David R. Odenath, Jr.
                                                    ----------------------------
                                                   Name:  David R. Odenath, Jr.
                                                   Title:   Chief Executive Officer and President

The foregoing  certification is being furnished solely pursuant to 18 U.S.C.  Section 1350 and is not being filed as part of the Report or as a separate disclosure document.

                                                                                                                       Exhibit 32.2

                                       SECTION 906 CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C.  Section 1350, I, Zafar Rashid,  Executive Vice President and Chief  Financial  Officer of American  Skandia Life
Assurance  Corporation  (the  "Company"),  hereby certify that the Company's Annual Report on Form 10-K for the year ended December 31,
2003 (the "Report")  fully  complies with the  requirements  of Section 13(a) or 15(d) of the Securities  Exchange Act of 1934 and that the information  contained in the Report fairly presents,  in all material respects,  the financial condition and results of operations of the Company.

Dated: March 19, 2004

                                                     /s/ Zafar Rashid
                                                   -----------------------------
                                                   Name:  Zafar Rashid
                                                   Title: Executive Vice President and Chief Financial Officer

The foregoing certification is being furnished solely pursuant to 18 U.S.C. Section 1350 and is not being filed as part of the Report or as a separate disclosure document.