Form 10-Q
period 2004-03-31
AMERICAN SKANDIA LIFE ASSURANCE CORP/CT
filed 2004-05-14
CIK 881453

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

                                             For the quarterly period ended March 31, 2004

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
YES   X   NO ___

Indicate by check mark whether the  Registrant  is an  accelerated  filer (as defined in Rule 12b-2 of the Exchange  Act).
YES ___ NO   X

              State the aggregate market value of the voting stock held by non-affiliates of the registrant:  NONE

              Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of    May      14,
              2004.  Common stock, par value of $100 per share: 25,000 shares outstanding, consisting of  100   shares  of  voting  and
              24,900 shares of non-voting  common stock, all of which were owned by American  Skandia,  Inc., an indirect  wholly-owned subsidiary of Prudential Financial, Inc., a New Jersey corporation.

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

=======================================================================================================================================
                                                  AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                                                     INDEX TO FINANCIAL STATEMENTS

                                                                                                 Page No.
Cover Page                                                                                           1

Index                                                                                                2

                                                    PART I - Financial Information

Item 1.  Financial Statements

              Consolidated Statements of Financial Position
              As of March 31, 2004 (unaudited) and December 31, 2003                                 3

              Consolidated Statements of Operations and Comprehensive Income (unaudited)
              Three months ended March 31, 2004 and 2003                                             4

              Consolidated Statements of Stockholder's Equity
              Periods ended March 31, 2004 (unaudited), December 31, 2003,
              April 30, 2003 (unaudited) and December 31, 2002                                       5

              Consolidated Statements of Cash Flows (unaudited)
              Three months ended March 31, 2004 and 2003                                             6

              Notes to Consolidated Financial Statements (unaudited)                                 7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations      10

Item 4.  Controls and Procedures                                                                    12
                                                      PART II - Other Information

Item 1.  Legal Proceedings                                                                          13

Item 6.  Exhibits and Reports on Form 8-K                                                           15

Signatures                                                                                          16

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

American Skandia Life Assurance Corporation

Consolidated Statements of Financial Position
As of March 31, 2004 (unaudited) and December 31, 2003 (in thousands)
-----------------------------------------------------------------------------------------------------------------------------------------

                                                                             Successor         Successor
                                                                         ------------------ -----------------
                                                                             March 31,        December 31,
                                                                               2004               2003
                                                                         ------------------ -----------------
ASSETS
Fixed maturities available for sale,
   At fair value (amortized cost, 2004: $2,068,840; 2003: $427,705)        $   2,108,537      $     425,231
Equity securities available for sale, at fair value (cost of $11,238)             11,774                  -
Trading account assets, at fair value                                             58,828             59,485
Policy loans                                                                       9,272              8,371
Short-term investments                                                           210,775             39,587
                                                                         ------------------ -----------------
   Total investments                                                           2,399,186            532,674
Cash and cash equivalents                                                              -                  -
Deferred policy acquisition costs                                                176,678            122,572
Accrued investment income                                                         28,019              3,969
Reinsurance recoverable                                                                -              3,819
Receivables from Parent and affiliates                                             2,098              3,200
Income taxes receivable                                                          248,713            222,422
Valuation of business acquired                                                   262,321            402,169
Other assets                                                                     115,208             94,568
Separate account assets                                                       24,857,471         25,817,612
                                                                         ------------------ -----------------
TOTAL ASSETS                                                               $  28,089,694      $  27,203,005
                                                                         ================== =================

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
Policyholders' account balances                                            $   1,719,710      $     132,234
Future policy benefits and other policyholder liabilities                         28,299             13,681
Payables to Parent and affiliates                                                 20,763             16,396
Cash collateral for loaned securities                                            143,423                  -
Securities sold under agreement to repurchase                                     44,392             20,850
Short-term borrowing                                                              46,000            116,000
Long-term borrowing                                                              135,000                  -
Future fees payable to American Skandia, Inc. ("ASI")                            279,389            307,879
Other liabilities                                                                206,955            201,856
Separate account liabilities                                                  24,857,471         25,817,612
                                                                         ------------------ -----------------
Total liabilities                                                             27,481,402         26,626,508
                                                                         ------------------ -----------------

Contingencies (See Footnote 3)

Stockholder's Equity
Common stock, $100 par value;
     25,000 shares, authorized,
     issued and outstanding                                                        2,500              2,500
Paid-in-capital                                                                  485,195            485,100
Retained earnings                                                                100,663             90,856
Deferred compensation                                                             (1,400)              (360)
Accumulated other comprehensive income (loss)                                     21,334             (1,599)
                                                                         ------------------ -----------------
Total stockholder's equity                                                       608,292            576,497
                                                                         ------------------ -----------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                 $  28,089,694      $  27,203,005
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

American Skandia Life Assurance Corporation

Consolidated Statements of Operations and Comprehensive Income (unaudited)
Three Months Ended March 31, 2004 and 2003 (in thousands)
---------------------------------------------------------------------------------------------------------------------------------------

                                                                   Successor                Predecessor
                                                            -----------------------   ----------------------
                                                              Three months ended        Three months ended
                                                                   March 31,                March 31,

                                                                     2004                      2003
                                                            -----------------------   ----------------------

 REVENUES

 Premiums                                                     $        2,712            $        1,452
 Policy charges and fee income                                        90,056                    81,635
 Net investment income                                                19,311                       960
 Realized investment losses, net                                        (257)                   (1,220)
 Asset management fees                                                27,342                    21,052
 Other income                                                          1,295                       467
                                                            -----------------------   ----------------------

 Total revenues                                                      140,459                   104,346
                                                            -----------------------   ----------------------

 BENEFITS AND EXPENSES

 Policyholders' benefits                                              19,731                    17,797
 Interest credited to policyholders' account                          20,553                    12,171
 balances
 General, administrative and other expenses                           61,156                    94,151
                                                            -----------------------   ----------------------

 Total benefits and expenses                                         101,440                   124,119
                                                            -----------------------   ----------------------

 INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
 INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING
 CHANGE                                                               39,019                   (19,773)
                                                            -----------------------   ----------------------

 Income tax expense (benefit)                                         12,133                    (8,219)
                                                            -----------------------   ----------------------

 INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
 CUMULATIVE EFFECT OF ACCOUNTING CHANGE
                                                                      26,886                   (11,554)
                                                            -----------------------   ----------------------

 Cumulative effect of accounting change, net of taxes                (17,079)                        -
                                                            -----------------------   ----------------------

 NET INCOME (LOSS)                                                     9,807                   (11,554)
                                                            -----------------------   ----------------------

 Change in net unrealized investment gains, net of
 reclassification adjustment and taxes                                19,512                    (4,629)
 Cumulative effect of accounting change, net of taxes                  3,421                         -
                                                            -----------------------   ----------------------

 Other comprehensive income (loss), net of tax                        22,933                    (4,629)
                                                            -----------------------   ----------------------

 TOTAL COMPREHENSIVE INCOME (LOSS)                            $       32,740            $      (16,183)
                                                            =======================   ======================

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

American Skandia Life Assurance Corporation

Consolidated Statements of Stockholder's Equity
Periods Ended March 31, 2004 (unaudited), December 31, 2003, April 30, 2003 (unaudited) and December 31, 2002 (in thousands)
--------------------------------------------------------------------------------------------------------------------------------------------------------

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
                                       -----------------------------------------------------------------------------------------------
                                       -----------------------------------------------------------------------------------------------

Balance, January 31, 2002
(Predecessor)                            $  2,500        $ 335,329     $ 239,078      $      -       $       761      $    577,668

Net loss                                        -                -      (165,257)            -                 -          (165,257)
Capital contributions                           -          259,720             -             -                 -           259,720
Change in foreign currency
translation  adjustments, net of                -                -              -            -              (630)             (630)
taxes
Change in net unrealized investment
gains, net of reclassification
adjustment and taxes                            -                -              -            -            11,560            11,560
                                       -----------------------------------------------------------------------------------------------
Balance, December 31, 2002
(Predecessor)                               2,500          595,049        73,821             -            11,691           683,061

Net income                                      -                -         7,794             -                 -             7,794
Capital contributions                           -            2,183             -             -                 -             2,183
Change in foreign currency
translation adjustments, net of                 -                -             -             -               615               615
taxes
Change in net unrealized investment
gains, net of reclassification
adjustment and taxes                            -                -             -             -              (884)             (884)
                                       -----------------------------------------------------------------------------------------------
Balance, April 30, 2003 (Predecessor)       2,500          597,232        81,615             -            11,422           692,769

Acquisition purchase accounting
adjustments                                     -         (112,187)      (81,615)            -           (11,422)         (205,224)
                                       -----------------------------------------------------------------------------------------------
Balance, May 1, 2003 opening balance
sheet (Successor)                           2,500          485,045             -             -                 -           487,545

Net income                                      -                -        90,856             -                 -            90,856
Stock-based compensation                        -               55             -             -                 -                55
Deferred compensation program                   -                -             -          (360)                -              (360)
Change in net unrealized investment
gains, net of reclassification
adjustment and taxes                            -                -             -             -            (1,599)           (1,599)
                                       -----------------------------------------------------------------------------------------------
Balance, December 31, 2003 (Successor)      2,500          485,100        90,856          (360)           (1,599)          576,497

Net income                                      -                -         9,807             -                 -             9,807
Stock-based compensation                        -               95             -             -                 -                95
Deferred compensation program                   -                -             -        (1,040)                -            (1,040)
Change in net unrealized investment
gains, net of reclassification
adjustment and taxes                            -                -             -             -            19,512            19,512
Cumulative effect of accounting
change,  net of taxes                           -                -             -             -             3,421             3,421
                                       -----------------------------------------------------------------------------------------------
Balance, March 31, 2004 (Successor)      $  2,500        $ 485,195     $ 100,663      $ (1,400)      $    21,334      $    608,292
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

American Skandia Life Assurance Corporation

Consolidated Statements of Cash Flows (unaudited)
Three Months Ended March 31, 2004 and 2003 (in thousands)
------------------------------------------------------------------------------------------------------------------------------------------
                                                                     Successor               Predecessor
                                                               -----------------------   ---------------------
                                                                 Three months ended      Three months ended
                                                                   March 31, 2004          March 31, 2003
                                                               -----------------------   ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                  $       9,807             $     (11,554)
Adjustments to reconcile net income (loss) to net cash
from operating activities:
   Realized investment losses, net                                           257                     1,220
   Amortization and depreciation                                          15,922                     4,663
   Cumulative effect of accounting change, net of taxes                   17,079                         -
   Change in:
     Policy reserves                                                      11,233                     3,826
     Accrued investment income                                               337                      (430)
     Net receivable/payable to Parent and affiliates                       5,469                    (1,219)
     Policy loans                                                           (901)                      (25)
     Deferred policy acquisition costs                                   (53,712)                   16,799
     Income taxes receivable                                             (29,499)                       14
     Other, net                                                           25,606                     2,688
                                                               -----------------------   ---------------------
Cash Flows From Operating Activities                                       1,598                    15,982
                                                               -----------------------   ---------------------
CASH FLOWS USED IN INVESTING ACTIVITIES:
   Proceeds from the sale/maturity of
     fixed maturities available for sale                                 225,987                    68,455
   Payments for the purchase of
     fixed maturities available for sale                                (147,864)                  (91,955)
   Proceeds from the sale of shares in equity securities                  15,276                     9,507
   Payments for the purchase of shares in equity
     securities and dividend reinvestments                               (13,848)                  (23,568)
   Other short-term investments, net                                    (164,692)                    1,019
                                                               -----------------------   ---------------------
Cash Flows Used in Investing Activities                                  (85,141)                  (36,542)
                                                               -----------------------   ---------------------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
   Capital contribution                                                        -                     1,284
   Decrease in future fees payable to ASI, net                           (28,490)                  (48,247)
   Cash collateral for loaned securities                                 143,423                         -
   Securities sold under agreement to repurchase                          23,542                         -
   Net (decrease) increase in short-term borrowing                       (70,000)                   15,000
   Net increase in long-term borrowing                                   135,000                         -
   Stock-based compensation                                                   95                         -
   Deferred compensation program                                          (1,040)                        -
   Deposits to contract owner accounts                                     8,155                   145,737
   Withdrawals from contract owner accounts                             (111,378)                  (45,519)
   Change in contract owner accounts, net of                             (15,764)                  (81,220)
investment earnings
                                                               -----------------------   ---------------------
Cash Flows From (Used in) Financing Activities                            83,543                   (12,965)
                                                               -----------------------   ---------------------

   Net decrease in cash and cash equivalents                                   -                   (33,525)
   Change in foreign currency translation, net                                 -                       151
   Cash and cash equivalents, beginning of period                              -                    51,339
                                                               -----------------------   ---------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                           $           -             $      17,965
                                                               =======================   =====================
   Income taxes paid (received)                                    $      41,632             $         (10)
                                                               =======================   =====================
   Interest paid (received)                                        $       5,095             $      (5,510)
                                                               =======================   =====================

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
(publ)  ("SICL"),  an insurance  company  organized  under the laws of the Kingdom of Sweden,  and the ultimate  parent  company of the
Company prior to May 1, 2003,  entered into a definitive  purchase  agreement  with  Prudential  Financial,  a New Jersey  corporation, whereby  Prudential  Financial  would  acquire the  Company and certain of its  affiliates  (the  "Acquisition").  On May 1, 2003,  the initial phase of the Acquisition was consummated.  This included  Prudential  Financial  acquiring 90% of Skandia U.S. Inc.'s ("SUSI"), an indirect parent of the Company,  outstanding  common stock. On September 9, 2003,  Prudential  Financial  acquired the remaining 10%
of SUSI's outstanding common stock for $165 million.

The Company develops long-term savings and retirement  products,  which are distributed through its affiliated  broker/dealer  company,
American Skandia Marketing,  Incorporated.  The Company currently issues variable deferred and immediate  annuities for individuals and groups in the United States of America and its territories.

2.       BASIS OF PRESENTATION

The unaudited  interim  consolidated  financial  statements  have been  prepared in accordance  with  accounting  principles  generally accepted in the United States of America on a basis  consistent  with  reporting  interim  financial  information  in  accordance  with instructions  to Form 10-Q and Article 10 of  Regulation  S-X of the  Securities  and  Exchange  Commission.  These  interim  financial statements  are  unaudited  but  reflect  all  adjustments,  which in the  opinion  of  management,  are  necessary  to  provide a fair presentation of the consolidated  results of operations and financial  condition of the Company for the interim periods presented.  The
Company is a  wholly-owned  subsidiary of American  Skandia,  Inc.  ("ASI"),  which in turn is an indirect  wholly-owned  subsidiary of
Prudential  Financial.  All such  adjustments are of a normal  recurring  nature.  The results of operations for any interim period are not necessarily  indicative of results for a full year. Certain amounts in the Company's prior year consolidated  financial  statements have been  reclassified to conform with the current year  presentation.  These financial  statements should be read in conjunction with the  consolidated  financial  statements  and notes thereto  contained in the  Company's  Annual Report on Form 10-K for the year ended
December 31, 2003.

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

American Skandia Life Assurance Corporation

Notes to Consolidated Financial Statements (unaudited)

3.       CONTINGENCIES AND LITIGATION (continued)

The Company has received formal  requests for information  from regulators  including,  among others,  the New York Attorney  General's
Office and the  Securities and Exchange  Commission in connection  with its variable  annuity  businesses.  The Company  believes these matters may lead to proceedings.  The Company is engaged in ongoing  discussions with the above  organizations and is fully cooperating with them.  The Company has expanded the  disclosure  in its  variable  annuity  prospectuses  concerning  its policies and  procedures regarding market timing, and the discussions with the above organizations have focused on the Company's previous  disclosures  relating to these policies and procedures.

In recent years, a number of annuity  companies have been named as defendants in class action lawsuits  relating to the use of variable annuities  as funding  vehicles  for  tax-qualified  retirement  accounts.  The  Company is  currently a defendant  in one  lawsuit,  a purported  nationwide  class action  complaint,  filed in the United  States  District  Court for the Southern  District of New York in
December  2002,  Donovan v.  American  Skandia  Life Ass.  Corp.  et al. The  complaint  alleges  that the  Company  and certain of its affiliates  violated federal securities laws in marketing  variable  annuities and seeks injunctive relief and compensatory  damages in unspecified  amounts.  In July 2003,  the court granted the Company's  motion to dismiss the complaint  with  prejudice.  On August 29,
2003,  Plaintiffs filed a notice of appeal of that decision with the United States Court of Appeals for the Second Circuit,  which held oral arguments on April 29, 2004.

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

It should be noted that the judgments,  settlements and expenses associated with many of these lawsuits,  administrative and regulatory matters,  including the complaints  described above, may, in whole or in part, after  satisfaction of certain  retention  requirements, fall within the purview of SICL's  indemnification  obligations  to Prudential  Financial and its  subsidiaries  under the terms of the
Acquisition.  Those  obligations  of SICL  provide  for  indemnification  of certain  judgments,  settlements,  and costs and  expenses associated with lawsuits and other claims against the Company  ("matters"),  and apply only to matters,  or groups of related  matters, for which the costs and expenses  exceed $25  thousand  individually.  Those  obligations  only apply to such costs and  expenses  that exceed $10 million in the aggregate,  subject to reduction for insurance  proceeds,  certain accruals and any tax benefit applicable to such amounts, and those obligations do not apply to the extent that such aggregate exceeds $1 billion.

American Skandia Life Assurance Corporation

Notes to Consolidated Financial Statements (unaudited)

4.       RELATED PARTY TRANSACTIONS

Debt Agreements
On January 3, 2002, the Company  entered into a $150 million credit  facility  agreement with ASI. This credit  facility  terminates on
December 31, 2005 and bears interest at the offered rate in the London  interbank  market (LIBOR) plus 0.35% per annum for the relevant interest period.  During the first quarter of 2004, the Company  borrowed an additional $20 million against this credit  facility.  The proceeds were used to support working capital needs.

On March 12, 2004,  the Company  entered into a $45 million loan with  Prudential  Funding LLC. This loan matures on March 12, 2007 and has an interest rate of 1.43%.  The proceeds were used to support working capital needs.

5.       NEW ACCOUNTING POLICIES AND ACCOUNTING PRONOUNCEMENTS

In July 2003,  the  Accounting  Standards  Executive  Committee  ("AcSEC") of the American  Institute of Certified  Public  Accountants
("AICPA")  issued  Statement of Position ("SOP") 03-1,  "Accounting and Reporting by Insurance  Enterprises for Certain  Nontraditional
Long-Duration  Contracts  and for  Separate  Accounts".  AcSEC  issued  the SOP to address  the need for  interpretive  guidance  to be developed in three areas:  separate account  presentation and valuation;  the accounting  recognition  given sales  inducements  (bonus interest, bonus credits, persistency bonuses); and the classification and valuation of certain long-duration contract liabilities.

The Company  adopted the SOP effective  January 1, 2004. The effect of initially  adopting SOP 03-1 was a charge of $17.1 million,  net of $9.4 million of taxes,  which was reported as a "cumulative  effect of accounting change, net of taxes" in the results of operations for the three  months  ended March 31,  2004.  This charge  reflects  the net impact of  converting  certain  individual  market  value adjusted  annuity  contracts from separate  account  accounting  treatment to general  account  accounting  treatment and the effect of establishing  reserves  for  guaranteed  minimum  death  benefit  provisions  of the  Company's  annuity  contracts.  The Company  also recognized a cumulative effect of accounting change related to unrealized  investment gains within "Other comprehensive  income, net of taxes" of $3.4  million,  net of $1.9  million of taxes.  Upon  adoption of the SOP $1.8  billion in  "separate  account  assets"  were reclassified  resulting in a $1.7 billion increase in "fixed maturities,  available for sale," as well as changes in other non-separate account assets.  Similarly,  upon adoption,  $1.8 billion in "separate account liabilities" were reclassified resulting in increases in
"policyholders' account balances," as well as changes in other non-separate account liabilities.

6.       INCOME TAXES

Income  taxes for  interim  periods  have been  computed  using an  estimated  annual  effective  tax rate.  This rate is  revised,  if necessary, at the end of each successive interim period to reflect the current estimate of the annual effective tax rate.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
American Skandia Life Assurance Corporation meets the conditions set forth in General Instruction H(1)(a) and (b) on Form 10-Q and is
filing this form with reduced disclosure.

Management's  Discussion and Analysis of Financial  Condition and Results of Operations  ("MD&A") addresses the consolidated  financial condition of American  Skandia Life Assurance  Corporation  (the "Company") as of March 31, 2004,  compared with December 31, 2003, and its  consolidated  results of  operations  for the three month  periods  ended March 31, 2004 and March 31,  2003.  You should read the following  analysis of our  consolidated  financial  condition  and results of operations in  conjunction  with the Company's  MD&A and audited Consolidated Financial statements included in the Company's Report on Form 10-K for the year ended December 31, 2003.

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

The Company's  products are sold primarily to  individuals to provide for long-term  savings and retirement and to address the economic impact of premature  death,  estate planning  concerns and  supplemental  retirement  needs.  The investment  performance of the mutual funds supporting the variable annuity contracts,  which is strongly correlated to equity market performance,  can significantly  impact the market for the Company's products.

Products and Distribution
 The Company offers a wide array of annuities,  including:  a) certain  deferred and immediate  annuities that are registered  with the
Securities and Exchange  Commission,  including  variable  annuities with fixed interest rate investment  options that include a market value adjustment  ("MVA") feature;  b) certain other fixed deferred  annuities that are not registered with the Securities and Exchange
Commission; and c) fixed, adjustable and variable immediate annuities.

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

The Company's Changes in Financial Position and Results of Operations are described below.

1.       Analysis of Financial Condition

From  December  31,  2003 to March 31,  2004 there was an  increase  of $886.7  million  in total  assets  from $27.2  billion to $28.1 billion.  The largest increase was in fixed  maturities,  which increased by $1.7 billion primarily due to the January 1, 2004 adoption of Statement of Position  ("SOP") 03-1,  "Accounting and Reporting by Insurance  Enterprises for Certain  Nontraditional  Long-Duration
Contracts and for Separate  Accounts" issued by the Accounting  Standards  Executive  Committee  ("AcSEC") of the American Institute of
Certified Public  Accountants  ("AICPA").  SOP 03-1 requires the conversion of certain  individual MVA annuity  contracts from separate account  accounting  treatment to general account accounting  treatment and the effect of establishing  reserves for guaranteed minimum death benefit ("GMDB")  provisions of the Company's  annuity  contracts.  Separate  account assets  decreased by $960.1 million,  which includes a $1.8  billion  decrease  due to the SOP 03-1  reclassification  of the assets  supporting  the fixed,  MVA  liability to the general account and a $853 million increase  primarily from positive net flows and market value  appreciation.  Short-term  investments increased by $171.2 million also due to the  reclassification  from the separate account to the general account.  Valuation of business acquired ("VOBA")  decreased by $139.8 million,  primarily related to the adoption of SOP 03-1 (see the "Benefits and Expenses" section for a further discussion of the VOBA decrease).

During this three-month period,  liabilities  increased by $854.9 million from $26.6 billion to $27.5 billion.  Policyholders'  account balances  increased by $1.6 billion primarily due to the SOP 03-1  reclassification  of the fixed, MVA liability to the general account for $1.8 billion  partially offset by a $117.1 million decrease in this liability  because of the SOP 03-01  requirement to record this liability at accreted  value  instead of market value and a $119.9  million  decrease  mainly due to first  quarter  negative net flows activity.  Separate  account  liabilities  decreased by $960.1  million,  as  described  above.  SOP 03-1 also  required the Company to record a GMDB  liability for $8.6 million on January 1, 2004 (see the "Benefits and Expenses"  section for a further  discussion of the
GMDB liability calculation).

2.       Results of Operations

March 2004 to March 2003 Three Month Comparison

Net Income
Net income of $9.8 million for the first quarter of 2004 was an  improvement  of $21.4 million from the loss of $11.6 million  incurred in the first quarter of 2003. The first quarter of 2004 had a cumulative  effect of accounting  change charge of $17.1 million,  net of tax,  related to the January 1, 2004  adoption of SOP 03-1.  Excluding  the  cumulative  effect  charge,  net income  increased by 38.4 million.  Deferred  policy  acquisition  costs  ("DAC")  amortization  decreased  by $52 million  during the first three months of 2004 compared to 2003 due to purchase  accounting.  Further  details  regarding the components of revenues and expenses are described in the following paragraphs.

Revenues
Consolidated  revenues  increased by $36.1 million,  from $104.3 million to $140.5 million.  Net investment  income  increased by $18.4 million  primarily due to the adoption of SOP 03-1 as a result of classifying  interest credited on account balances of our MVA annuity contracts as interest credited in the current year as opposed to net investment income in the prior year period.

Policy  charges and fee income  increased by $8.4  million.  Mortality  and expense  ("M&E")  charges  increased by $20.5  million as a result  of the  increase  in the  in-force  business.  Annuity  fees are  mainly  asset-based  fees,  which are  dependent  on the fund balances.  Average annuity separate account fund balances have increased as a result of favorable  valuation  changes in the securities market over the past year and  positive  net flows,  resulting  in an increase in policy  charges and fee income.  The  increase in M&E fees was partially  offset by a $10.5 million realized market value  adjustment  expense on the Company's fixed,  market value adjusted investment option related to the adoption of SOP 03-1.

Asset  management  fees  increased by $6.3 million as a result of higher average  assets under  management  compared to the same period last year.  Asset management fees are asset-based fees, which are dependent on the amount of assets under management.

Benefits and Expenses
Policyholders'  benefits increased by $1.9 million primarily from an increase in the supplementary  contracts with life reserve of $1.0 million.

As of March 31, 2004,  the death benefit  coverage in force  (representing  the amount that we would have to pay if all  annuitants had died on that date) was  approximately  $3.5  billion.  The death  benefit  coverage in force  represents  the excess of the  guaranteed benefit amount over the account value.  The GMDB feature  provides  annuity contract holders with a guarantee that the benefit received at death will be no less than a prescribed  minimum  amount.  This minimum amount is generally  based on the net deposits paid into the contract and, for greater than 80% of the business in force as of March 31, 2004,  this minimum  guarantee is  applicable  only for the first ten contract  years or until a specified  attained  age. To the extent that the GMDB is higher than the current  account value at the time of death,  the Company  incurs a cost.  This results in increased  annuity policy  benefits in periods of declining  financial markets and in periods of stable  financial  markets  following a decline.  Effective  January 1, 2004,  the Company  adopted SOP 03-1, which  requires us to record such a liability  based on application of an expected  benefit ratio to "cumulative  assessments"  through the balance  sheet date,  and then  subtracting  "cumulative  excess  payments"  from that date.  The GMDB reserve as of March 31, 2004 amounted to $13.1 million.

In addition to establishing a liability  associated with the GMDB feature,  SOP 03-1 required a change in valuation and presentation of our liability  associated with the MVA feature contained in certain annuity  contracts.  The MVA feature requires the Company to pay to the  contract  holder upon  surrender  the  accreted  value of the fund as well as a MVA based on the  crediting  rates on the contract surrendered  compared to  crediting  rates on newly issued  contracts.  At December 31,  2003,  this  liability  was recorded at market value,  which considered the effects of unrealized  gains and losses in contract value resulting from changes in crediting rates.  Upon adoption of SOP 03-1,  the Company  reclassified  this  liability  from  "Separate  account  liabilities"  to  "Policyholders'  account balances" and reduced it by $117.1  million to reflect  accreted  value,  which  excludes the effect of unrealized  gains and losses in contract value resulting from changes in crediting  rates.  However,  in valuing the VOBA  established at the date of  acquisition,  we considered the effect of unrealized gains and losses in contract value  associated with annuities  containing the MVA feature on future cash flows.  As a result,  the  reduction in the liability  for the MVA feature  resulted in a net decrease in VOBA of $128.9  million, and lower future amortization.

Interest  credited to policyholder  account balances  increased by $8.4 million  primarily due to the adoption of SOP 03-1 amounting to an increase of $16.9  million.  As discussed  above,  previously  interest  credited was recorded  within net investment  income.  This increase was  partially  offset by decreased  amortization  of deferred  purchase  credits of $8.5 million  consistent  with  decreased amortization of DAC primarily as a result of purchase accounting.

General,  administrative,  and other expenses decreased by $33.0 million from the prior year quarter. The primary reason was a decrease in DAC  amortization  of $52 million due to the  Company's  DAC asset being  assigned a fair value of zero,  consistent  with  purchase accounting  guidance as of the date of the  acquisition.  Partially  offsetting this was a $11.9 million increase in expense related to the future  fees  payable  to ASI  liability.  Expense on these  obligations  is driven by the cash flows from the  underlying  annuity contracts  acting as  collateral.  Due to purchase  accounting and increasing  asset values of those annuity  contracts,  driven by the improving equity markets, the cash flows, and therefore the expense has increased from prior year levels.

4.   Significant Accounting Policies

For information on the Company's significant  accounting policies,  see MD&A in the Company's audited consolidated financial statements on Form 10-K for the year ended December 31, 2003.

Item 4.  Controls and Procedures

In order to ensure that the  information  we must  disclose in our filings with the  Securities  and Exchange  Commission  is recorded, processed,  summarized,  and reported on a timely basis,  the Company's  management,  including our Chief  Executive  Officer and Chief
Financial  Officer,  have reviewed and evaluated the  effectiveness of our disclosure  controls and procedures,  as defined in Exchange
Act Rules 13a-15(e) and 15d-15(e),  as of March 31, 2004.  Based on such  evaluation,  the Chief Executive  Officer and Chief Financial
Officer have concluded  that, as of March 31, 2004, our disclosure  controls and procedures  were effective in timely  alerting them to material  information  relating to us required to be included in our  periodic  SEC  filings.  There has been no change in our internal control over financial  reporting  during the quarter ended March 31, 2004, that has materially  affected,  or is reasonably  likely to materially affect, our internal control over financial reporting.

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

The Company has received formal  requests for information  from regulators  including,  among others,  the New York Attorney  General's
Office and the  Securities and Exchange  Commission in connection  with its variable  annuity  businesses.  The Company  believes these matters may lead to proceedings.  The Company is engaged in ongoing  discussions with the above  organizations and is fully cooperating with them.  The Company has expanded the  disclosure  in its  variable  annuity  prospectuses  concerning  its policies and  procedures regarding market timing, and the discussions with the above organizations have focused on the Company's previous  disclosures  relating to these policies and procedures.

In recent years, a number of annuity  companies have been named as defendants in class action lawsuits  relating to the use of variable annuities  as funding  vehicles  for  tax-qualified  retirement  accounts.  The  Company is  currently a defendant  in one  lawsuit,  a purported  nationwide  class action  complaint,  filed in the United  States  District  Court for the Southern  District of New York in
December  2002,  Donovan v.  American  Skandia  Life Ass.  Corp.  et al. The  complaint  alleges  that the  Company  and certain of its affiliates  violated federal securities laws in marketing  variable  annuities and seeks injunctive relief and compensatory  damages in unspecified  amounts.  In July 2003,  the court granted the Company's  motion to dismiss the complaint  with  prejudice.  On August 29,
2003,  Plaintiffs filed a notice of appeal of that decision with the United States Court of Appeals for the Second Circuit,  which held oral arguments on April 29, 2004.

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

It should be noted that the judgments,  settlements and expenses associated with many of these lawsuits,  administrative and regulatory matters,  including the complaints  described above, may, in whole or in part, after  satisfaction of certain  retention  requirements, fall within the purview of SICL's  indemnification  obligations  to Prudential  Financial and its  subsidiaries  under the terms of the
Acquisition.  Those  obligations  of SICL  provide  for  indemnification  of certain  judgments,  settlements,  and costs and  expenses associated with lawsuits and other claims against the Company  ("matters"),  and apply only to matters,  or groups of related  matters, for which the costs and expenses  exceed $25  thousand  individually.  Those  obligations  only apply to such costs and  expenses  that exceed $10 million in the aggregate,  subject to reduction for insurance  proceeds,  certain accruals and any tax benefit applicable to such amounts, and those obligations do not apply to the extent that such aggregate exceeds $1 billion.

Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits

         3(i)(a)  The Articles of Incorporation  of American  Skandia Life Assurance  Corporation are incorporated by reference to Form
                  10-K, Registration No. 33-44202, CIK No. 0000881453, Accession No. 0000881453-04-000025.

         3(ii)    By-Laws of American Skandia Life Assurance  Corporation are incorporated by reference to Form 10-K,  Registration No.
                  33-44202, CIK No. 0000881453, Accession No. 0000881453-04-000025.

         4        Instruments  defining  the right of security  holders  including  indentures  are  incorporated  by  reference to the
                  Company's Registration Nos. 333-114617,  33-88360, 33-89676, 33-91400, 333-00995,  333-02867,  333-24989,  333-25761,
                  333-97939, 333-26695, 333-97943 and 333-114615.

         10       Material contracts are incorporated by reference to the Company's Form S-3, Registration No. 333-114617.

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
                                                             (Registrant)

                                            By:    /s/  Zafar Rashid
                                                 Zafar Rashid
                                                 Executive Vice President and Chief Financial Officer

Signature                                   Title                                     Date

  /s/ Zafar Rashid                                    Executive Vice President and             May 14, 2004
Zafar Rashid                                          Chief Financial Officer
                                                 (Authorized Signatory and
                                                   Principal Financial Officer)

                                                                                                                           Exhibit 31.1

I, David R. Odenath, Jr. certify that:

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

Date: May 14, 2004

                                                      /s/ David R. Odenath, Jr.
                                                         David R. Odenath, Jr.
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

Date: May 14, 2004

                                                           /s/ Zafar Rashid
                                                             Zafar Rashid
                                          Executive Vice President and Chief Financial Officer

                                                                                                                           Exhibit 32.1

                                                             CERTIFICATION

         Pursuant to 18 U.S.C. Section 1350, I, David R. Odenath, Jr., Chief Executive Officer and President of American Skandia Life
Assurance Corporation (the "Company"), hereby certify that the Company's Quarterly Report on Form 10-Q for the quarter ended March
31, 2004 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and
that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 14, 2004

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

                                                                                                                           Exhibit 32.2

                                                             CERTIFICATION

         Pursuant to 18 U.S.C. Section 1350, I, Zafar Rashid, Executive Vice President and Chief Financial Officer of American
Skandia Life Assurance Corporation (the "Company"), hereby certify that the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of
1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 14, 2004

                                                     /s/ Zafar Rashid
                                                    --------------------
                                                   Name:  Zafar Rashid
                                                   Title: Executive Vice President and Chief Financial Officer

         The foregoing certification is being furnished solely pursuant to 18 U.S.C. Section 1350 and is not being filed as part of the Report or as a separate disclosure document.