Form 10-Q
period 2004-06-30
AMERICAN SKANDIA LIFE ASSURANCE CORP/CT
filed 2004-08-16
CIK 881453

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
-
              OF 1934

                                             For the quarterly period ended June 30, 2004

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
---

              State the aggregate market value of the voting stock held by non-affiliates of the registrant:  NONE

              Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of         August
              16, 2004.  Common stock, par value of $100 per share: 25,000 shares outstanding, consisting of       100
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

=======================================================================================================================================
                                                  AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                                                     INDEX TO FINANCIAL STATEMENTS
                                                     -----------------------------

                                                                                                 Page No.
                                                                                                 --------
Cover Page                                                                                           1

Index                                                                                                2

                                                    PART I - Financial Information
                                                    ------------------------------

Item 1.  Financial Statements

                  Consolidated Statements of Financial Position
              As of June 30, 2004 (unaudited) and December 31, 2003                                  3

                                                     Consolidated Statements of Operations and Comprehensive Income (unaudited)
              Three months ended June 30, 2004, two months ended June 30, 2003 and one month
              ended April 30, 2003                                                                   4

              Consolidated Statements of Operations and Comprehensive Income (unaudited)
              Six months ended June 30, 2004, two months ended June 30, 2003 and four months
              ended April 30, 2003                                                                   5

              Consolidated Statements of Stockholder's Equity
              Periods ended June 30, 2004 (unaudited), December 31, 2003,
              April 30, 2003 (unaudited) and December 31, 2002                                       6

              Consolidated Statements of Cash Flows (unaudited)
              Six months ended June 30, 2004, two months ended June 30, 2003 and four months
              ended April 30, 2003                                                                   7

              Notes to Consolidated Financial Statements (unaudited)                                 8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations      12

Item 4.  Controls and Procedures                                                                    14
                                                      PART II - Other Information
                                                      ---------------------------

Item 1.  Legal Proceedings                                                                          15

Item 6.  Exhibits and Reports on Form 8-K                                                           16

Signatures                                                                                          17

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

American Skandia Life Assurance Corporation

Consolidated Statements of Financial Position
As of June 30, 2004 (unaudited) and December 31, 2003 (in thousands)
-----------------------------------------------------------------------------------------------------------------------------------------

                                                                             Successor         Successor
                                                                         ------------------ -----------------
                                                                             June 30,         December 31,
                                                                               2004               2003
                                                                         ------------------ -----------------
ASSETS
Fixed maturities available for sale,
   At fair value (amortized cost, 2004: $2,408,387; 2003: $427,705)        $   2,389,385      $     425,231
Equity securities available for sale, at fair value (cost of $11,238)             10,402                  -
Trading account assets, at fair value                                             48,960             59,485
Policy loans                                                                       9,938              8,371
Short-term investments                                                           362,658             39,587
                                                                         ------------------ -----------------
   Total investments                                                           2,821,343            532,674
Cash and cash equivalents                                                              -                  -
Deferred policy acquisition costs                                                223,857            122,572
Accrued investment income                                                         30,580              3,969
Reinsurance recoverable                                                                -              3,819
Receivables from Parent and affiliates                                             2,038              3,200
Income taxes receivable                                                          256,165            222,422
Valuation of business acquired                                                   266,694            402,169
Deferred purchase credits                                                        113,095             70,188
Other assets                                                                      61,275             24,380
Separate account assets                                                       24,612,442         25,817,612
                                                                         ------------------ -----------------
TOTAL ASSETS                                                               $  28,387,489      $  27,203,005
                                                                         ================== =================

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
Policyholders' account balances                                            $   2,002,654      $     132,234
Future policy benefits and other policyholder liabilities                         36,726             13,681
Payables to Parent and affiliates                                                 21,392             16,396
Cash collateral for loaned securities                                            227,478                  -
Securities sold under agreement to repurchase                                    112,735             20,850
Short-term borrowing                                                             151,222            116,000
Long-term borrowing                                                              135,000                  -
Future fees payable to American Skandia, Inc. ("ASI")                            251,877            307,879
Other liabilities                                                                234,268            201,856
Separate account liabilities                                                  24,612,442         25,817,612
                                                                         ------------------ -----------------
Total liabilities                                                             27,785,794         26,626,508
                                                                         ------------------ -----------------

Contingencies (See Footnote 3)

Stockholder's Equity
Common stock, $100 par value;
     25,000 shares, authorized,
     issued and outstanding                                                        2,500              2,500
Paid-in-capital                                                                  484,356            485,100
Retained earnings                                                                126,466             90,856
Deferred compensation                                                             (1,155)              (360)
Accumulated other comprehensive loss                                             (10,472)            (1,599)
                                                                                            -----------------
                                                                         ------------------ -----------------
Total stockholder's equity                                                       601,695            576,497
                                                                         ------------------ -----------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                 $  28,367,489      $  27,203,005
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

American Skandia Life Assurance Corporation

Consolidated Statements of Operations and Comprehensive Income (unaudited)
Three Months Ended June 30, 2004, Two Months Ended June 30, 2003
---------------------------------------------------------------------------------------------------------------------------------------
And One Month Ended April 30, 2003 (in thousands)

                                                           Successor              Successor                Predecessor
                                                     ---------------------  --------------------     ----------------------
                                                     ---------------------  --------------------     ----------------------
                                                      Three months ended      Two months ended       One month ended April
                                                           June 30,               June 30,                    30,

                                                             2004                   2003                      2003
                                                     ---------------------  --------------------     ----------------------
                                                     ---------------------  --------------------     ----------------------

 REVENUES

 Premiums                                              $        4,594         $        2,007           $        1,044
 Policy charges and fee income                                 95,627                 57,848                   27,578
 Net investment income (losses)                                22,239                 11,309                   (1,877)
 Realized investment losses, net                               (8,391)                   348                   (3,802)
 Asset management fees                                         27,773                 15,465                    7,040
 Other income                                                     695                  2,658                      150
                                                     ---------------------  --------------------     ----------------------
                                                     ---------------------  --------------------     ----------------------

 Total revenues                                               142,537                 89,635                   30,133
                                                     ---------------------  --------------------     ----------------------
                                                     ---------------------  --------------------     ----------------------

 BENEFITS AND EXPENSES

 Policyholders' benefits                                       22,394                 10,447                    6,014
 Interest credited to policyholders'                           20,648                    860                    1,522
 account balances
 General, administrative and other   expenses                  63,221                 41,358                    3,574
                                                     ---------------------  --------------------     ----------------------
                                                     ---------------------  --------------------     ----------------------

 Total benefits and expenses                                  106,263                 52,665                   11,110
                                                     ---------------------  --------------------     ----------------------
                                                     ---------------------  --------------------     ----------------------

 INCOME FROM CONTINUING OPERATIONS   BEFORE INCOME
 TAXES AND CUMULATIVE       EFFECT OF ACCOUNTING
 CHANGE                                                        36,274                 36,970                   19,023
                                                     ---------------------  --------------------     ----------------------
                                                     ---------------------  --------------------     ----------------------

 Income tax expense (benefit)                                  10,471                 11,786                     (325)
                                                     ---------------------  --------------------     ----------------------
                                                     ---------------------  --------------------     ----------------------

 INCOME  FROM CONTINUING OPERATIONS  BEFORE
 CUMULATIVE EFFECT          OF ACCOUNTING    CHANGE
                                                               25,803                 25,184                   19,348
                                                     ---------------------  --------------------     ----------------------
                                                     ---------------------  --------------------     ----------------------

 Cumulative effect of accounting change, net of                     -                      -                        -
 taxes
                                                     ---------------------  --------------------     ----------------------
                                                     ---------------------  --------------------     ----------------------

 NET INCOME                                                    25,803                 25,184                   19,348
                                                     ---------------------  --------------------     ----------------------
                                                     ---------------------  --------------------     ----------------------

 Change in net unrealized investment gains, net of
 reclassification adjustment and taxes                        (31,806)                 3,636                    4,360
 Cumulative effect of accounting change, net of                     -                      -                        -
 taxes
                                                     ---------------------  --------------------     ----------------------
                                                     ---------------------  --------------------     ----------------------

 Other comprehensive (loss) income, net      of tax           (31,806)                 3,636                    4,360
                                                     ---------------------  --------------------     ----------------------
                                                     ---------------------  --------------------     ----------------------

 TOTAL COMPREHENSIVE        INCOME                     $       (6,003)        $       28,820           $       23,708
                                                     =====================  ====================     ======================

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

American Skandia Life Assurance Corporation

Consolidated Statements of Operations and Comprehensive Income (unaudited)
Six Months Ended June 30, 2004, Two Months Ended June 30, 2003
---------------------------------------------------------------------------------------------------------------------------------------
And Four Months Ended April 30, 2003 (in thousands)

                                                         Successor              Successor                Predecessor
                                                     ------------------  ----------------------    ----------------------
                                                     ------------------
                                                      Six months ended   Two months ended June       Four months ended
                                                          June 30,                30,                    April 30,

                                                            2004                  2003                      2003
                                                     ------------------  ----------------------    ----------------------

 REVENUES

 Premiums                                              $        7,306      $        2,007            $        2,496
 Policy charges and fee income                                185,683              57,848                   109,213
 Net investment income (losses)                                41,550              11,309                      (917)
 Realized investment losses, net                               (8,648)                348                    (5,022)
 Asset management fees                                         55,115              15,465                    28,092
 Other income                                                   1,990               2,658                       617
                                                     ------------------  ----------------------    ----------------------

 Total revenues                                               282,996              89,635                   134,479
                                                     ------------------  ----------------------    ----------------------

 BENEFITS AND EXPENSES

 Policyholders' benefits                                       42,125              10,447                    23,811
 Interest credited to policyholders'                           41,201                 860                    13,693
 account balances
 General, administrative and other   expenses                 124,377              41,358                    97,725
                                                     ------------------  ----------------------    ----------------------

 Total benefits and expenses                                  207,703              52,665                   135,229
                                                     ------------------  ----------------------    ----------------------

 INCOME (LOSSES) FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES AND CUMULATIVE  EFFECT OF
 ACCOUNTING CHANGE                                             75,293              36,970                      (750)
                                                     ------------------  ----------------------    ----------------------

 Income tax expense (benefit)                                  22,604              11,786                    (8,544)
                                                     ------------------  ----------------------    ----------------------

 INCOME (LOSS) FROM CONTINUING OPERATIONS
 BEFORE CUMULATIVE EFFECT   OF ACCOUNTING    CHANGE
                                                               52,689              25,184                     7,794
                                                     ------------------  ----------------------    ----------------------

 Cumulative effect of accounting change, net of               (17,079)                  -                         -
 taxes
                                                     ------------------  ----------------------    ----------------------
                                                     ------------------  ----------------------    ----------------------

 NET INCOME (LOSS)                                             35,610              25,184                     7,794
                                                     ------------------  ----------------------    ----------------------
                                                     ------------------  ----------------------    ----------------------

 Change in net unrealized investment gains, net of
 reclassification adjustment and taxes                        (12,294)              3,636                      (269)
 Cumulative effect of accounting change, net of                 3,421                   -                         -
 taxes
                                                     ------------------  ----------------------    ----------------------
                                                     ------------------  ----------------------    ----------------------

 Other comprehensive (loss) income, net      of tax            (8,873)              3,636                      (269)
                                                     ------------------  ----------------------    ----------------------
                                                     ------------------  ----------------------    ----------------------

 TOTAL COMPREHENSIVE        INCOME                     $       26,737      $       28,820            $        7,525
                                                     ==================  ======================    ======================

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

American Skandia Life Assurance Corporation

Consolidated Statements of Stockholder's Equity
Periods Ended June 30, 2004 (unaudited), December 31, 2003, April 30, 2003 (unaudited) and December 31, 2002 (in thousands)
--------------------------------------------------------------------------------------------------------------------------------------------------------

                                                                                                    Accumulated
                                       -------------                                                   other             Total
                                                         Paid-in-      Retained       Deferred      comprehensive    stockholder's
                                           Common         capital      earnings     compensation      income             equity
                                            Stock
                                       -----------------------------------------------------------------------------------------------
                                       -----------------------------------------------------------------------------------------------

Balance, January 31, 2002
(Predecessor)                            $  2,500        $ 335,329     $ 239,078      $      -       $       761      $    577,668

Net loss                                        -                -      (165,257)            -                 -          (165,257)
Capital contributions                           -          259,720             -             -                 -           259,720
Change in foreign currency
translation adjustments, net of taxes           -                -              -            -              (630)             (630)
Change in net unrealized investment
gains, net of reclassification
adjustment and taxes                            -                -              -            -            11,560            11,560
                                       -----------------------------------------------------------------------------------------------
                                       -----------------------------------------------------------------------------------------------
Balance, December 31, 2002
(Predecessor)                               2,500          595,049        73,821             -            11,691           683,061

Net income                                      -                -         7,794             -                 -             7,794
Capital contributions                           -            2,183             -             -                 -             2,183
Change in foreign currency
translation adjustments, net of taxes           -                -              -            -               615               615
Change in net unrealized investment
gains, net of reclassification
adjustment and taxes                            -                                            -              (884)             (884)

                                       -----------------------------------------------------------------------------------------------
                                       -----------------------------------------------------------------------------------------------
Balance, April 30, 2003 (Predecessor)       2,500                         81,615             -            11,422           692,769
                                                       597,232

Acquisition purchase accounting
adjustments                                     -         (112,187)      (81,615)            -           (11,422)         (205,224)
                                       -----------------------------------------------------------------------------------------------
                                                                                   ---------------
Balance, May 1, 2003 opening balance
sheet (Successor)                           2,500          485,045             -             -                 -           487,545

Net income                                      -                -        90,856             -                 -            90,856
Stock-based compensation                        -               55             -             -                 -                55
Deferred compensation program                   -                -             -          (360)                -              (360)
Change in net unrealized investment
gains, net of reclassification
adjustment and taxes                            -                -             -             -            (1,599)           (1,599)
                                       -----------------------------------------------------------------------------------------------
                                       -----------------------------------------------------------------------------------------------
Balance, December 31, 2003 (Successor)      2,500          485,100        90,856          (360)           (1,599)          576,497

Net income                                      -                -        35,610             -                 -            35,610
Capital contributions                           -             (948)            -             -                 -              (948)
Stock-based compensation                        -              204             -             -                 -               204
Deferred compensation program                   -                -             -          (795)                -              (795)
Change in net unrealized investment
gains, net of reclassification
adjustment and taxes                            -                -             -             -           (12,294)          (12,294)
Cumulative effect of accounting
change,  net of taxes                           -                -             -             -             3,421             3,421
                                       -----------------------------------------------------------------------------------------------
                                       -----------------------------------------------------------------------------------------------
Balance, June 30, 2004 (Successor)       $  2,500        $ 484,356     $ 126,466      $ (1,155)      $   (10,472)     $    601,695
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

American Skandia Life Assurance Corporation

Consolidated Statements of Cash Flows (unaudited)
Six Months Ended June 30, 2004, Two Months Ended June 30, 2003
------------------------------------------------------------------------------------------------------------------------------------------
And Four Months Ended April 30, 2003 (in thousands)
                                                               Successor        Successor           Predecessor
                                                            ---------------- -----------------   ------------------
                                                              Six months       Two months           Four months
                                                            ended June 30,   ended June 30,       ended April 30,
                                                                 2004             2003                 2003
                                                            ---------------- -----------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                               $   35,610       $    25,184         $      7,794
Adjustments to reconcile net income (loss) to net cash
from     operating activities:
   Realized investment losses, net                                   8,648              (348)               5,022
   Amortization and depreciation                                    33,844            16,650                5,288
   Cumulative effect of accounting change, net of taxes             17,079                 -                    -
   Change in:
     Policy reserves                                                21,406             2,973                4,288
     Accrued investment income                                      (2,224)              435                 (288)
     Net receivable/payable to Parent and affiliates                 6,158             3,159                  124
     Policy loans                                                   (1,567)             (179)                 (38)
     Deferred policy acquisition costs                            (100,891)          (27,151)             (12,601)
     Income taxes receivable                                       (19,521)             (877)                (464)
     Other, net                                                     (8,770)           (1,285)              (4,009)
                                                            ---------------- -----------------   ------------------
                                                            ---------------- -----------------   ------------------
Cash Flows (Used in) From Operating Activities                     (10,228)           18,561                5,116
                                                            ---------------- -----------------   ------------------
                                                            ---------------- -----------------   ------------------
CASH FLOWS USED IN INVESTING ACTIVITIES:
   Proceeds from the sale/maturity of
     fixed maturities available for sale                         1,133,412            35,964              131,628
   Payments for the purchase of fixed maturities available      (1,412,515)          (61,043)            (135,885)
for sale
   Proceeds from the sale of shares in equity securities            37,121            15,161               10,955
   Payments for the purchase of shares in equity
     securities and dividend reinvestments                         (25,471)           (2,957)             (24,809)
   Cash collateral for loaned securities                           227,478                 -                    -
   Securities sold under agreement to repurchase                    91,885                 -                    -
   Other short-term investments, net                              (316,575)                -                1,019
                                                            ---------------- -----------------   ------------------
                                                            ---------------- -----------------   ------------------
Cash Flows Used in Investing Activities                           (264,665)          (12,875)             (17,092)
                                                            ---------------- -----------------   ------------------
                                                            ---------------- -----------------   ------------------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
   Capital contribution                                               (948)                -                2,183
   Decrease in future fees payable to ASI, net                     (56,002)          (21,244)             (63,343)
   Net increase in short-term borrowing                             35,222                 -               35,000
   Net increase in long-term borrowing                             135,000                 -                    -
   Stock-based compensation                                            205                 -                    -
   Deferred compensation program                                      (795)                -                    -
   Deposits to contract owner accounts                              22,992            13,271              155,034
   Withdrawals from contract owner accounts                       (170,559)         (215,354)             (63,357)
   Change in contract owner accounts, net of                       309,778           189,623              (77,809)
investment earnings
                                                            ---------------- -----------------   ------------------
                                                            ---------------- -----------------   ------------------
Cash Flows From (Used in) Financing Activities                     274,893           (33,704)             (12,292
                                                            ---------------- -----------------   ------------------
                                                            ---------------- -----------------   ------------------

   Net decrease in cash and cash equivalents                             -           (28,018)             (24,268)
   Change in foreign currency translation, net                           -                 -                  947
   Cash and cash equivalents, beginning of period                        -            28,018               51,339
                                                            ---------------- -----------------   ------------------
                                                            ---------------- -----------------   ------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                        $        -       $         -         $     28,018
                                                            ================ =================   ==================
                                                            ================ =================   ==================
   Income taxes paid (received)                                 $   41,615       $       877         $         13
                                                            ================ =================   ==================
                                                            ================ =================   ==================
   Interest paid (received)                                     $    7,271       $     2,773         $     (7,788)
                                                            ================ =================   ==================

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

American Skandia Life Assurance Corporation

Notes                   to                   Consolidated                    Financial                    Statements
---------------------------------------------------------------------------------------------------------------------------------------
(unaudited)
----------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

1.       ORGANIZATION AND OPERATION

American  Skandia Life Assurance  Corporation  (the  "Company"),  with its principal  offices in Shelton,  Connecticut,  is an indirect wholly-owned  subsidiary  of  Prudential  Financial,  Inc.  ("Prudential  Financial"),  a New  Jersey  corporation.  The  Company  is a wholly-owned  subsidiary  of American  Skandia,  Inc.  ("ASI"),  which in turn is an indirect  wholly-owned  subsidiary  of  Prudential
Financial.  On December 19, 2002,  Skandia  Insurance  Company Ltd. (publ) ("SICL"),  an insurance  company organized under the laws of the Kingdom of Sweden,  and the  ultimate  parent  company of the Company  prior to May 1, 2003,  entered  into a  definitive  purchase agreement  with  Prudential  Financial  whereby  Prudential  Financial  would  acquire the Company and certain of its  affiliates  (the
"Acquisition").  On May 1, 2003, the initial phase of the Acquisition was consummated.  This included  Prudential  Financial  acquiring
90% of Skandia U.S. Inc.'s  ("SUSI"),  an indirect parent of the Company,  outstanding  common stock. On September 9, 2003,  Prudential
Financial acquired the remaining 10% of SUSI's outstanding common stock for $165 million.

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

3.       CONTINGENCIES AND LITIGATION

Contingencies
On an  ongoing  basis,  our  internal  supervisory  and  control  functions  review  the  quality  of  our  sales,  marketing,  annuity administration and servicing,  and other customer interface  procedures and practices and may recommend  modifications or enhancements.
From time to time this review process results in the discovery of product administration,  servicing or other errors,  including errors relating to the timing or amount of payments due to customers.  In these cases,  we offer  customers  appropriate  remediation  and may incur charges, including the costs of such remediation, administrative costs and regulatory fines.

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

American Skandia Life Assurance Corporation

Notes                   to                   Consolidated                    Financial                    Statements
---------------------------------------------------------------------------------------------------------------------------------------
(unaudited)
----------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

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

In recent years, a number of annuity  companies have been named as defendants in class action lawsuits  relating to the use of variable annuities  as funding  vehicles  for  tax-qualified  retirement  accounts.  The  Company is  currently a defendant  in one  lawsuit,  a purported  nationwide  class action  complaint,  filed in the United  States  District  Court for the Southern  District of New York in
December  2002,  Donovan v.  American  Skandia  Life Ass.  Corp.  et al. The  complaint  alleges  that the  Company  and certain of its affiliates  violated federal securities laws in marketing  variable  annuities and seeks injunctive relief and compensatory  damages in unspecified  amounts.  In July 2003, the court granted the Company's  motion to dismiss the complaint with prejudice.  Plaintiffs filed a notice of appeal of that  decision  with the United  States Court of Appeals for the Second  Circuit,  which upheld the  dismissal by
Order issued on May 14, 2004.  Plaintiffs  have  petitioned  for the appeal to be reheard en banc by the United States Court of Appeals for the Second Circuit.

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
Lowinger v. Invesco  Advantage  Health  Sciences Fund, et al., filed in the United States  District Court for the Southern  District of
New York in December,  2003 and served on ASI in February,  2004;  Russo,  et al. v. Invesco  Advantage  Health  Sciences Fund, et al.,
filed in the United States  District Court for the Southern  District of New York in December,  2003,  this suit has not been served on
ASI; Lori Weinrib v. Invesco  Advantage  Health  Sciences  Fund, et al.,  filed in the United  States  District  Court for the Southern
District of New York in January,  2004,  this suit has not been served on ASI;  Erhlich v. Invesco  Advantage  Health  Sciences Fund et
al.,  filed in the United  States  District  Court for the  District  of  Colorado in  December,  2003,  this suit was served on ASI in
February,  2004;  Fattah v. Invesco  Advantage Health Sciences Fund, et al., filed in the United States District Court for the District of Colorado in December,  2003, this suit has not been served on ASI. These cases have been consolidated in  multi-district  litigation located in the Baltimore Division of the United States District Court for the District of Maryland.

The  Company  is also aware that ASI may be a  defendant  designated  as one of "Does  1-500" in a suit filed in  October,  2003 in the
United States  District Court for the Central  District of California  entitled Mike Sayegh v. Janus Capital  Corporation,  et al. This
suit alleges that various  defendants  engaged in improper  late trading and market  timing  activities  in various funds also named as defendants.  The  complaint  further  alleges that such  activities  were in violation of  California  Business and  Professional  Code
Section 17200.  This suit has not been served on ASI.  This suit has been included in the multi-district action discussed above.

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

It should be noted that the judgments,  settlements and expenses associated with many of these lawsuits,  administrative and regulatory matters,  and  contingencies,  including the  complaints  described  above,  may, in whole or in part,  after  satisfaction  of certain retention  requirements,  fall within the purview of SICL's  indemnification  obligations to Prudential  Financial and its subsidiaries under the terms of the Acquisition.  Those  obligations of SICL provide for  indemnification  of certain  judgments,  settlements,  and costs and expenses associated with lawsuits and other claims against the Company  ("matters"),  and apply only to matters, or groups of related  matters,  for which the costs and expenses exceed $25 thousand  individually.  Those  obligations only apply to such costs and expenses that exceed $10 million in the aggregate,  subject to reduction for insurance  proceeds,  certain accruals and any tax benefit applicable to such amounts, and those obligations do not apply to the extent that such aggregate exceeds $1 billion.

American Skandia Life Assurance Corporation

Notes                   to                   Consolidated                    Financial                    Statements
---------------------------------------------------------------------------------------------------------------------------------------
(unaudited)
----------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

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

On March 12, 2004, the Company  entered into a $45 million loan with  Prudential  Funding LLC, a wholly owned  subsidiary of Prudential
Insurance.  This loan matures on March 12, 2007 and has an interest rate of 1.43%.  The proceeds were used to support  working  capital needs.

On May 1, 2004,  the Company  entered into a $500 million credit  facility  agreement with  Prudential  Funding LLC.  During the second quarter of 2004, the Company  borrowed $105.2 million against this credit  facility.  The proceeds were used to support working capital needs.

Inter-affiliate Asset Purchase
During the second quarter of 2004, the company  purchased bonds from an affiliate  company,  Prudential  Insurance  Company of America.
The Company purchased fixed maturity investments for $30.7 million,  the acquisition-date  fair value, but reflected the investments at historic  amortized cost of the affiliate.  The difference  between the historic  amortized cost and the fair value,  net of taxes, was reflected  as  additional  paid-in-capital  of  $(0.9)  million.  The fixed  maturity  investments  are  categorized  in the  Company's consolidated  balance sheet as fixed  maturities  available-for-sale,  and are  therefore  carried at fair value,  with the  difference between amortized cost and fair value reflected in accumulated other comprehensive income.

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

The Company  adopted the SOP effective  January 1, 2004. The effect of initially  adopting SOP 03-1 was a charge of $17.1 million,  net of $9.4 million of taxes,  which was reported as a "cumulative  effect of accounting change, net of taxes" in the results of operations for the six months ended June 30, 2004.  This charge  reflects the net impact of converting  certain  individual  market value adjusted annuity contracts from separate account  accounting  treatment to general account  accounting  treatment and the effect of establishing reserves  for  guaranteed  minimum  death  benefit  provisions  of the  Company's  annuity  contracts.  The Company  also  recognized a cumulative  effect of accounting change related to unrealized  investment gains within "Other  comprehensive  income,  net of taxes" of
$3.4  million,  net of $1.9 million of taxes.  Upon  adoption of the SOP $1.8 billion in "separate  account  assets" were  reclassified resulting  in a $1.7 billion  increase in "fixed  maturities,  available  for sale," as well as changes in other  non-separate  account assets.  Similarly,  upon  adoption,  $1.8  billion in  "separate  account  liabilities"  were  reclassified  resulting in increases in
"policyholders' account balances," as well as changes in other non-separate account liabilities.

As of June 30, 2004,  the death benefit  coverage in force  (representing  the amount that we would have to pay if all  annuitants  had died on that date) was  approximately  $3.5  billion.  The death  benefit  coverage in force  represents  the excess of the  guaranteed benefit amount over the account value.  The GMDB feature  provides  annuity contract holders with a guarantee that the benefit received at death will be no less than a prescribed  minimum  amount.  This minimum amount is generally  based on the net deposits paid into the contract  and, for greater than 80% of the business in force as of June 30, 2004,  this minimum  guarantee is  applicable  only for the first ten contract  years or until a specified  attained  age. To the extent that the GMDB is higher than the current  account value at the time of death,  the Company  incurs a cost.  This results in increased  annuity policy  benefits in periods of declining  financial markets and in periods of stable  financial  markets  following a decline.  Effective  January 1, 2004,  the Company  adopted SOP 03-1, which  requires us to record such a liability  based on application of an expected  benefit ratio to "cumulative  assessments"  through the balance  sheet date,  and then  subtracting  "cumulative  excess  payments"  from that date.  The GMDB  reserve as of June 30, 2004 amounted to $18.1 million.

American Skandia Life Assurance Corporation

Notes                   to                   Consolidated                    Financial                    Statements
---------------------------------------------------------------------------------------------------------------------------------------
(unaudited)
----------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

5.       NEW ACCOUNTING POLICIES AND ACCOUNTING PRONOUNCEMENTS (continued)

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
----------------------------------------------------------------------------------------------
American Skandia Life Assurance Corporation meets the conditions set forth in General Instruction H(1)(a) and (b) on Form 10-Q and is
filing this form with reduced disclosure.

Management's  Discussion and Analysis of Financial  Condition and Results of Operations  ("MD&A") addresses the consolidated  financial condition of American  Skandia Life Assurance  Corporation  (the  "Company") as of June 30, 2004,  compared with December 31, 2003, and its  consolidated  results of operations  for the three and six month  periods  ended June 30, 2004 and June 30, 2003.  You should read the following  analysis of our  consolidated  financial  condition and results of operations in conjunction with the Company's MD&A and audited Consolidated Financial statements included in the Company's Report on Form 10-K for the year ended December 31, 2003.

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

The Company's Changes in Financial Position and Results of Operations are described below.

1.       Analysis of Financial Condition

From  December  31, 2003 to June 30, 2004 there was an increase of $1.2 billion in total  assets from $27.2  billion to $28.4  billion.
Sales activity  during the first six months of 2004 resulted in an increase in Deferred policy  acquisition  costs ("DAC") and deferred purchase  credits of $101.3  million  and $42.9  million,  respectively.  In  addition,  fixed  maturities  increased  by $2.0  billion primarily  due to the January 1, 2004  adoption  of  Statement  of Position  ("SOP")  03-1,  "Accounting  and  Reporting  by  Insurance
Enterprises  for  Certain  Nontraditional  Long-Duration  Contracts  and for  Separate  Accounts"  issued by the  Accounting  Standards
Executive  Committee  ("AcSEC") of the American Institute of Certified Public Accountants  ("AICPA").  SOP 03-1 requires the conversion of certain  individual MVA annuity contracts from separate account  accounting  treatment to general account  accounting  treatment and has the effect of establishing  reserves for guaranteed  minimum death benefit ("GMDB")  provisions of the Company's annuity contracts.
Separate account assets decreased by $1.2 billion,  which includes a $1.8 billion decrease due to the SOP 03-1  reclassification of the assets  supporting  the fixed,  MVA liability to general  account  accounting  treatment  and a $608 million  increase  primarily  from positive  net  flows  and  market  value  appreciation.  Short-term  investments  increased  by  $323.1  million  primarily  due to the reclassification  from the  separate  account to the general  account.  Valuation  of business  acquired  ("VOBA")  decreased by $135.5 million, primarily related to the adoption of SOP 03-1.

During this  six-month  period,  liabilities  increased by $1.2 billion from $26.6  billion to $27.8  billion.  Policyholders'  account balances  increased by $1.9 billion  primarily due to the SOP 03-1  reclassification  of the fixed,  MVA  liability to general  account accounting  treatment  for $1.8  billion  partially  offset by a $117.1  million  decrease in this  liability  because of the SOP 03-01 requirement to record this liability at accreted  value instead of market value and a $160.4  million  increase  mainly due to positive net flows activity.  Separate  account  liabilities  decreased by $1.2 billion,  as described above. SOP 03-1 also required the Company to record a GMDB  liability  for $8.6  million on January 1, 2004  which grew to $18.1  million as of June 30,  2004.  During the first six months of 2004,  short-term and long-term  borrowings increased $35.2 million and $135.0 million,  respectively,  the proceeds from these  borrowings  were used to support  working  capital needs.  During 2004, the Company  initiated a securities  lending program and expanded its  repurchase  agreements to enhance yield  performance.  Future fees payable to ASI decreased  $56.0 million during the six month period due to the amortization of the liability.

2.       Results of Operations

June 2004 to June 2003 Three Month Comparison

Net Income
Net income of $25.8  million for the second  quarter of 2004 was a decrease of $18.7  million  from net income of $44.5  million in the second quarter of 2003.  This decrease was primarily due to decreased  results in the second quarter of 2004 on the Company's  separate account supporting its fixed,  market value adjusted  investment option compared to the second quarter of 2003. In addition,  there was an increase of $6.3 million in DAC  amortization  during the second  quarter of 2004 compared to 2003 due to the asset being assigned a fair value of zero in the second  quarter of 2003,  consistent  with purchase  accounting  guidance as of the date of the  acquisition.
Further details regarding the components of revenues and expenses are described in the following paragraphs.

Revenues
Consolidated  revenues  increased by $22.7 million,  from $119.8 million to $142.5 million.  Net investment  income  increased by $12.8 million  primarily due to the adoption of SOP 03-1 as a result of classifying  interest credited to account balances of our MVA annuity contracts as interest credited in the current year as opposed to net investment income in the prior year period.

Policy  charges and fee income  increased by $10.2  million.  Mortality  and expense  ("M&E")  charges  increased by $15.4 million as a result  of the  increase  in the  in-force  business.  Annuity  fees are  mainly  asset-based  fees,  which are  dependent  on the fund balances.  Average annuity separate account fund balances have increased as a result of favorable  valuation  changes in the securities market over the past year and  positive  net flows,  resulting  in an increase in policy  charges and fee income.  The  increase in M&E fees was partially  offset by a $4.3 million realized market value  adjustment  expense on the Company's  fixed,  market value adjusted investment option related to the adoption of SOP 03-1.

Asset  management  fees  increased by $5.3 million as a result of higher average  assets under  management  compared to the same period last year.  Asset management fees are asset-based fees, which are dependent on the amount of assets under management.

Benefits and Expenses
Policyholders'  benefits increased by $5.9 million primarily from an increase in the supplementary  contracts with life reserve of $1.7 million resulting from increased premium and an increase in GMDB costs of $2.2 million.

Interest  credited to policyholder  account balances  increased by $18.3 million primarily due to the adoption of SOP 03-1 amounting to an increase of $18.1 million.  As discussed above, previously interest credited was recorded within net investment income.

General,  administrative,  and other expenses increased by $18.3 million from the prior year quarter.  The increase is partially due to the  implementation  of corporate  allocations to the Company from Prudential  Financial in 2004. Also  contributing was an increase in
DAC  amortization  of $6.3  million  due to the  Company's  DAC asset being  assigned a fair value of zero,  consistent  with  purchase accounting  guidance as of the date of the  acquisition.  Additionally,  there was a $2.3  million  increase in expense  related to the future fees payable to ASI. Expense on these  obligations is driven by the cash flows from the underlying  annuity  contracts acting as collateral.  Due to purchase  accounting  and  increasing  asset values of those  annuity  contracts,  driven by the  improving  equity markets,  the cash flows,  and therefore  the expense has increased  from prior year levels.  Partially  offsetting  the increase was a decrease in the VOBA amortization of $2.5 million due to the adjustment of VOBA as explained previously.

June 2004 to June 2003 Six Month Comparison

Net Income
Net income of $35.6 million for the six months of 2004 was an  improvement  of $2.6 million from the income of $33.0  million  incurred for the six months of 2003. The six months of 2004 had a cumulative  effect of accounting  change charge of $17.1 million,  net of tax, related to the January 1, 2004 adoption of SOP 03-1.  Excluding the cumulative  effect charge,  net income  increased by $20.1 million.
DAC amortization  decreased by $45.8 million during the first six months of 2004 compared to 2003 due to purchase  accounting.  Further details regarding the components of revenues and expenses are described in the following paragraphs.

Revenues
Consolidated  revenues  increased by $58.9 million,  from $224.1 million to $283.0 million.  Net investment  income  increased by $31.2 million  primarily due to the adoption of SOP 03-1 as a result of classifying  interest credited on account balances of our MVA annuity contracts as interest credited in the current year as opposed to net investment income in the prior year period.

Policy  charges and fee income  increased by $18.6  million.  Mortality  and expense  ("M&E")  charges  increased by $35.9 million as a result  of the  increase  in the  in-force  business.  Annuity  fees are  mainly  asset-based  fees,  which are  dependent  on the fund balances.  Average annuity separate account fund balances have increased as a result of favorable  valuation  changes in the securities market over the past year and  positive  net flows,  resulting  in an increase in policy  charges and fee income.  The  increase in M&E fees was partially  offset by a $14.8 million realized market value  adjustment  expense on the Company's fixed,  market value adjusted investment option related to the adoption of SOP 03-1.

Asset  management  fees increased by $11.6 million as a result of higher average  assets under  management  compared to the same period last year.  Asset management fees are asset-based fees, which are dependent on the amount of assets under management.

Benefits and Expenses
Policyholders' benefits increased by $7.8 million primarily due to an increase in the supplementary contracts with life reserve.

Interest  credited to policyholder  account balances  increased by $26.6 million primarily due to the adoption of SOP 03-1 amounting to an increase of $34.9  million.  As discussed  above,  previously  interest  credited was recorded  within net investment  income.  This increase was  partially  offset by decreased  amortization  of deferred  purchase  credits of $6.4 million  consistent  with  decreased amortization of DAC primarily as a result of purchase accounting.

General,  administrative,  and other expenses  decreased by $14.7 million from the prior year. The primary reason was a decrease in DAC amortization of $45.8 million due to the Company's DAC asset being assigned a fair value of zero,  consistent with purchase  accounting guidance as of the date of the  acquisition.  Partially  offsetting this was a $14.2 million  increase in expense related to the future fees  payable  to ASI.  Expense  on these  obligations  is driven by the cash flows from the  underlying  annuity  contracts  acting as collateral.  Due to purchase  accounting  and  increasing  asset values of those  annuity  contracts,  driven by the  improving  equity markets,  the cash flows,  and therefore  the expense has increased  from prior year levels.  Also  offsetting  this was an increase of expense allocations from Prudential Financial to the Company in the first six months of 2004.

4.   Significant Accounting Policies

For information on the Company's significant  accounting policies,  see MD&A in the Company's audited consolidated financial statements on Form 10-K for the year ended December 31, 2003.

Item 4.  Controls and Procedures
--------------------------------

In order to ensure that the  information  we must  disclose in our filings with the  Securities  and Exchange  Commission  is recorded, processed,  summarized,  and reported on a timely basis,  the Company's  management,  including our Chief  Executive  Officer and Chief
Financial  Officer,  have reviewed and evaluated the  effectiveness of our disclosure  controls and procedures,  as defined in Exchange
Act Rules 13a-15(e) and 15d-15(e),  as of June 30, 2004.  Based on such  evaluation,  the Chief  Executive  Officer and Chief Financial
Officer have  concluded  that, as of June 30, 2004, our disclosure  controls and procedures  were effective in timely  alerting them to material  information  relating to us required to be included in our  periodic  SEC  filings.  There has been no change in our internal control over financial  reporting  during the quarter ended June 30, 2004,  that has materially  affected,  or is reasonably  likely to materially affect, our internal control over financial reporting.

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

In recent years, a number of annuity  companies have been named as defendants in class action lawsuits  relating to the use of variable annuities  as funding  vehicles  for  tax-qualified  retirement  accounts.  The  Company is  currently a defendant  in one  lawsuit,  a purported  nationwide  class action  complaint,  filed in the United  States  District  Court for the Southern  District of New York in
December  2002,  Donovan v.  American  Skandia  Life Ass.  Corp.  et al. The  complaint  alleges  that the  Company  and certain of its affiliates  violated federal securities laws in marketing  variable  annuities and seeks injunctive relief and compensatory  damages in unspecified  amounts. In July 2003, the court granted the Company's motion to dismiss the complaint with  prejudice.Plaintiffs  filed a notice of appeal of that decision with the United States Court of Appeals for the Second  Circuit,  which upheld the dismissal by Order dated May 14,  2004.  Plaintiffs  have  petitioned  for the appeal to be reheard en banc by the United  States Court of Appeals for the
Second Circuit.

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
Lowinger v. Invesco  Advantage  Health  Sciences Fund, et al., filed in the United States  District Court for the Southern  District of
New York in December,  2003 and served on ASI in February,  2004;  Russo,  et al. v. Invesco  Advantage  Health  Sciences Fund, et al.,
filed in the United States  District Court for the Southern  District of New York in December,  2003,  this suit has not been served on
ASI; Lori Weinrib v. Invesco  Advantage  Health  Sciences  Fund, et al.,  filed in the United  States  District  Court for the Southern
District of New York in January,  2004,  this suit has not been served on ASI;  Erhlich v. Invesco  Advantage  Health  Sciences Fund et
al.,  filed in the United  States  District  Court for the  District  of  Colorado in  December,  2003,  this suit was served on ASI in
February,  2004;  Fattah v. Invesco  Advantage Health Sciences Fund, et al., filed in the United States District Court for the District of Colorado in December,  2003, this suit has not been served on ASI. These cases have been consolidated in  multi-district  litigation located in the Baltimore Division of the United States District Court for the District of Maryland.

The  Company  is also aware that ASI may be a  defendant  designated  as one of "Does  1-500" in a suit filed in  October,  2003 in the
United States  District Court for the Central  District of California  entitled Mike Sayegh v. Janus Capital  Corporation,  et al. This
suit alleges that various  defendants  engaged in improper  late trading and market  timing  activities  in various funds also named as defendants.  The  complaint  further  alleges that such  activities  were in violation of  California  Business and  Professional  Code
Section 17200.  This suit has not been served on ASI.  This suit has been included in the multi-district action discussed above.

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
-----------------------------------------

        (a)  Exhibits
             --------

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
                                                               ----------

Pursuant to the  requirements  of the  Securities  Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                                                             (Registrant)

                                            By:    /s/  Zafar Rashid
                                                 -------------------------------
                                                 Zafar Rashid
                                                 Executive Vice President and Chief Financial Officer

Signature                                   Title                                     Date
---------                                   -----                                     ----

  /s/ Zafar Rashid                                    Executive Vice President and             August 16, 2004
--------------------------------------------
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

Date: August 16, 2004

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

Date: August 16, 2004

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

Dated: August 16, 2004

                                                     /s/ David R. Odenath, Jr.
-----------------------------------------------------------------------------------------------------------
                                                   Name:  David R. Odenath              , Jr.
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

Dated: August 16, 2004

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