Form 10-Q
period 2004-09-30
AMERICAN SKANDIA LIFE ASSURANCE CORP/CT
filed 2004-11-12
CIK 881453

=======================================================================================================================================
                                                             UNITED STATES
                                                  SECURITIES AND EXCHANGE COMMISSION
                                                         WASHINGTON, DC 20549

                                                               FORM 10-Q

(Mark One)

X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT-OF 1934

                                           For the quarterly period ended September 30, 2004

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
---

              As of November 10, 2004,  25,000  shares of the  registrant's  Common  Stock (par value $100),  consisting  of 100 voting shares  and  24,900  non-voting  shares,  were  outstanding.  As of  such  date,  American  Skandia,  Inc.,  an  indirect wholly-owned  subsidiary of Prudential  Financial,  Inc., a New Jersey corporation,  owned all of the registrant's Common
              Stock.

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

                                                    PART I - Financial Information
                                                    ------------------------------

Item 1.  Financial Statements

                  Consolidated Statements of Financial Position
              As of September 30, 2004 (unaudited) and December 31, 2003                             3

                                                     Consolidated Statements of Operations and Comprehensive Income (unaudited)
              Three months ended September 30, 2004 and September 30, 2003                           4

              Consolidated Statements of Operations and Comprehensive Income (unaudited)
              Nine months ended June 30, 2004, five months ended September 30, 2003 and four months
              ended April 30, 2003                                                                   5

              Consolidated Statements of Stockholder's Equity
              Periods ended September 30, 2004 (unaudited), December 31, 2003,
              April 30, 2003 (unaudited) and December 31, 2002                                       6

              Consolidated Statements of Cash Flows (unaudited)
              Nine months ended September 30, 2004, five months ended September 30, 2003 and four months
              ended April 30, 2003                                                                   7

              Notes to Consolidated Financial Statements (unaudited)                                 8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations      12

Item 4.  Controls and Procedures                                                                    14
                                                      PART II - Other Information
                                                      ---------------------------

Item 1.  Legal Proceedings                                                                          16

Item 6.  Exhibits                                                                                   17

Signatures                                                                                          18

Forward-Looking Statement Disclosure
Certain of the  statements  included in this  Quarterly  Report on Form 10-Q,  including  but not limited to those in the  Management's
Discussion and Analysis of Financial Condition and Results of Operations,  constitute  forward-looking statements within the meaning of the U.S. Private Securities  Litigation Reform Act of 1995. Words such as "expects,"  "believes,"  "anticipates,"  "includes," "plans,"
"assumes,"  "estimates,"  "projects,"  "intends"  or  variations  of such  words  are  generally  part of  forward-looking  statements.
Forward-looking  statements are made based on management's  current  expectations and beliefs concerning future  developments and their potential  effects  upon  American  Skandia  Life  Assurance  Corporation  ("the  Company").  There  can be no  assurance  that  future developments  affecting the Company will be those anticipated by management.  These  forward-looking  statements are not a guarantee of future  performance and involve risks and  uncertainties,  and there are certain  important  factors that could cause actual results to differ,  possibly  materially,  from  expectations  or  estimates  reflected  in such  forward-looking  statements,  including  without limitation:  general  economic,  market and political  conditions,  including the performance of financial  markets,  and interest rate fluctuations;  various domestic or international  military or terrorist activities or conflicts;  volatility in the securities markets;
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
The Company is under no obligation to update any particular forward-looking statement included in this Quarterly Report on Form 10Q.

American Skandia Life Assurance Corporation

Consolidated Statements of Financial Position
As of September 30, 2004 (unaudited) and December 31, 2003 (in thousands)
-----------------------------------------------------------------------------------------------------------------------------------------

                                                                             Successor         Successor
                                                                         ------------------ -----------------
                                                                           September 30,      December 31,
                                                                               2004               2003
                                                                         ------------------ -----------------
ASSETS
Fixed maturities available for sale,
   At fair value (amortized cost, 2004: $2,225,155; 2003: $427,705)        $   2,263,297      $     425,231
Equity securities available for sale, at fair value (cost of $11,238)             11,254                  -
Trading account assets, at fair value                                             46,905             59,485
Policy loans                                                                      10,272              8,371
Short-term investments                                                           320,555             39,587
                                                                         ------------------ -----------------
   Total investments                                                           2,652,283            532,674
Cash and cash equivalents                                                              -                  -
Deferred policy acquisition costs                                                262,944            122,572
Accrued investment income                                                         28,281              3,969
Reinsurance recoverable                                                                -              3,819
Receivables from Parent and affiliates                                             1,232              3,200
Income taxes receivable                                                          247,379            222,422
Valuation of business acquired                                                   239,131            402,169
Deferred purchase credits                                                        129,788             70,188
Other assets                                                                      57,545             24,380
Separate account assets                                                       24,566,532         25,817,612
                                                                         ------------------ -----------------
TOTAL ASSETS                                                               $  28,185,115      $  27,203,005
                                                                         ================== =================

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
Policyholders' account balances                                            $   1,813,815      $     132,234
Future policy benefits and other policyholder liabilities                         42,003             13,681
Payables to Parent and affiliates                                                 21,826             16,396
Cash collateral for loaned securities                                            203,379                  -
Securities sold under agreement to repurchase                                     54,240             20,850
Short-term borrowing                                                             220,444            116,000
Long-term borrowing                                                              135,000                  -
Future fees payable to American Skandia, Inc. ("ASI")                            225,607            307,879
Other liabilities                                                                239,653            201,856
Separate account liabilities                                                  24,566,532         25,817,612
                                                                         ------------------ -----------------
Total liabilities                                                             27,522,499         26,626,508
                                                                         ------------------ -----------------

Contingencies (See Footnote 3)

Stockholder's Equity
Common stock, $100 par value;
     25,000 shares, authorized,
     issued and outstanding                                                        2,500              2,500
Paid-in-capital                                                                  484,414            485,100
Retained earnings                                                                155,974             90,856
Deferred compensation                                                             (1,009)              (360)
Accumulated other comprehensive income (loss)                                     20,737             (1,599)
                                                                                                                                                                     ------------------ -----------------
Total stockholder's equity                                                       662,616            576,497
                                                                         ------------------ -----------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                 $  28,185,115      $  27,203,005
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

American Skandia Life Assurance Corporation

Consolidated Statements of Operations and Comprehensive Income (unaudited)
Three Months Ended September 30, 2004 and September 30, 2003 (in thousands)
---------------------------------------------------------------------------------------------------------------------------------------

                                                                          Successor                Successor
                                                                   ------------------------ ----------------------
                                                                   ------------------------ ----------------------
                                                                      Three months ended      Three months ended
                                                                        September 30,           September 30,

                                                                             2004                    2003
                                                                   ------------------------ ----------------------
                                                                   ------------------------ ----------------------

 REVENUES

 Premiums                                                            $        4,351           $        4,572
 Policy charges and fee income                                               84,416                   90,515
 Net investment income (losses)                                              24,760                    5,301
 Realized investment losses, net                                             (2,561)                    (235)
 Asset management fees                                                       27,223                   24,429
 Other income                                                                   (70)                   1,738
                                                                   ------------------------ ----------------------
                                                                   ------------------------ ----------------------

 Total revenues                                                             138,119                  126,320
                                                                   ------------------------ ----------------------
                                                                   ------------------------ ----------------------

 BENEFITS AND EXPENSES

 Policyholders' benefits                                                     19,605                   19,307
 Interest credited to policyholders' account balances                        20,758                    1,211
 General, administrative and other expenses                                  60,866                   51,532
                                                                   ------------------------ ----------------------
                                                                   ------------------------ ----------------------

 Total benefits and expenses                                                101,229                   72,050
                                                                   ------------------------ ----------------------
                                                                   ------------------------ ----------------------

 INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES

                                                                             36,890                   54,270
                                                                   ------------------------ ----------------------
                                                                   ------------------------ ----------------------

 Income tax expense (benefit)                                                 7,382                   17,087
                                                                   ------------------------ ----------------------
                                                                   ------------------------ ----------------------

 NET INCOME                                                                  29,508                   37,183
                                                                   ------------------------ ----------------------
                                                                   ------------------------ ----------------------

 Change in net unrealized investment gains, net of
 reclassification adjustment and taxes                                       31,209                   (3,051)
                                                                   ------------------------ ----------------------

 TOTAL COMPREHENSIVE INCOME                                          $       60,717           $       34,132
                                                                   ======================== ======================

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

American Skandia Life Assurance Corporation

Consolidated Statements of Operations and Comprehensive Income (unaudited)
Nine Months Ended September 30, 2004, Five Months Ended September 30, 2003
---------------------------------------------------------------------------------------------------------------------------------------
And Four Months Ended April 30, 2003 (in thousands)

                                                          Successor             Successor                Predecessor
                                                    -------------------------------------------    ----------------------
                                                    ---------------------
                                                      Nine months ended    Five months ended         Four months ended
                                                        September 30,        September 30,               April 30,

                                                            2004                  2003                      2003
                                                    -------------------------------------------    ----------------------

 REVENUES

 Premiums                                             $       11,657       $        6,579            $        2,496
 Policy charges and fee income                               270,099              148,363                   109,213
 Net investment income (losses)                               66,310               17,032                    (1,339)
 Realized investment losses, net                             (11,209)                (308)                   (4,601)
 Asset management fees                                        82,338               39,894                    28,092
 Other income                                                  1,920                4,396                       618
                                                    -------------------------------------------    ----------------------

 Total revenues                                              421,115              215,956                   134,479
                                                    -------------------------------------------    ----------------------

 BENEFITS AND EXPENSES

 Policyholders' benefits                                      61,730               29,754                    23,811
 Interest credited to policyholders' account balances         61,959                2,071                    13,693
 General, administrative and other expenses                  185,243               92,890                    97,725
                                                    -------------------------------------------    ----------------------

 Total benefits and expenses                                 308,932              124,715                   135,229
                                                    -------------------------------------------    ----------------------

 INCOME (LOSSES) FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES AND CUMULATIVE  EFFECT OF
 ACCOUNTING CHANGE                                           112,183               91,241                      (750)
                                                    -------------------------------------------    ----------------------

 Income tax expense (benefit)                                 29,986               28,873                    (8,544)
                                                    -------------------------------------------    ----------------------

 INCOME (LOSS) FROM CONTINUING OPERATIONS
 BEFORE CUMULATIVE EFFECT   OF ACCOUNTING
 CHANGE                                                       82,197               62,368                     7,794
                                                    -------------------------------------------    ----------------------

 Cumulative effect of accounting change, net of
 taxes                                                       (17,079)                   -                         -
                                                    -------------------------------------------    ----------------------
                                                    -------------------------------------------    ----------------------

 NET INCOME (LOSS)                                            65,118               62,368                     7,794
                                                    -------------------------------------------    ----------------------
                                                    -------------------------------------------    ----------------------

 Change in net unrealized investment gains, net
 of reclassification adjustment and taxes                     18,915                  585                      (269)
 Cumulative effect of accounting change, net of
 taxes                                                         3,421                    -                         -
                                                    -------------------------------------------    ----------------------
                                                    -------------------------------------------    ----------------------

 Other comprehensive income (loss), net of tax                22,336                  585                      (269)
                                                     -------------------------------------------    ----------------------
                                                     -------------------------------------------    ----------------------

 TOTAL COMPREHENSIVE INCOME                           $       87,454       $       62,953            $        7,525
                                                    ===========================================    ======================

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

American Skandia Life Assurance Corporation

Consolidated Statements of Stockholder's Equity
Periods Ended September 30, 2004 (unaudited), December 31, 2003, April 30, 2003 (unaudited) and December 31, 2002 (in thousands)
--------------------------------------------------------------------------------------------------------------------------------------------------------

                                                                                                    Accumulated
                                                                                                       other             Total
                                         Common          Paid-in-      Retained       Deferred      comprehensive    stockholder's
                                         Stock           capital      earnings     compensation      income             equity
                                       -----------------------------------------------------------------------------------------------
                                       -----------------------------------------------------------------------------------------------

Balance, January 1, 2002
(Predecessor)                            $  2,500        $ 335,329     $ 239,078      $      -       $       761      $    577,668

Net loss                                        -                -      (165,257)            -                 -          (165,257)
Capital contributions                           -          259,720             -             -                 -           259,720
Change in foreign currency
translation adjustments, net of taxes           -                -             -             -              (630)             (630)
Change in net unrealized investment
gains, net of reclassification
adjustment and taxes                            -                -             -             -            11,560            11,560
                                       -----------------------------------------------------------------------------------------------
                                       -----------------------------------------------------------------------------------------------
Balance, December 31, 2002
(Predecessor)                               2,500          595,049        73,821             -            11,691           683,061

Net income                                      -                -         7,794             -                 -             7,794
Capital contributions                           -            2,183             -             -                 -             2,183
Change in foreign currency
translation adjustments, net of taxes           -                -             -             -               615               615
Change in net unrealized investment
gains, net of reclassification
adjustment and taxes                            -                                            -              (884)             (884)
                                       -----------------------------------------------------------------------------------------------
                                       -----------------------------------------------------------------------------------------------
Balance, April 30, 2003 (Predecessor)       2,500          597,232        81,615             -            11,422           692,769

Acquisition purchase accounting
adjustments                                     -         (112,187)      (81,615)            -           (11,422)         (205,224)
                                       -----------------------------------------------------------------------------------------------

Balance, May 1, 2003 opening balance
sheet (Successor)                           2,500          485,045             -             -                 -           487,545

Net income                                      -                -        90,856             -                 -            90,856
Stock-based compensation                        -               55             -             -                 -                55
Deferred compensation program                   -                -             -          (360)                -              (360)
Change in net unrealized investment
gains, net of reclassification
adjustment and taxes                   -        -                -             -             -            (1,599)           (1,599)
                                       -----------------------------------------------------------------------------------------------
                                       -----------------------------------------------------------------------------------------------
Balance, December 31, 2003 (Successor)      2,500          485,100        90,856          (360)           (1,599)          576,497

Net income                                      -                -        65,118             -                 -            65,118
Capital contributions                           -             (948)            -             -                 -              (948)
Stock-based compensation                        -              262             -             -                 -               262
Deferred compensation program                   -                -             -          (649)                -              (649)
Change in net unrealized investment
gains, net of reclassification
adjustment        and taxes                     -                -             -             -            18,915            18,915
Cumulative effect of accounting
change,  net of taxes                           -                -             -             -             3,421             3,421
                                       -----------------------------------------------------------------------------------------------
                                       -----------------------------------------------------------------------------------------------
Balance, September 30, 2004              $  2,500        $ 484,414     $ 155,974      $ (1,009)      $    20,737      $    662,616
(Successor)
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

American Skandia Life Assurance Corporation

Consolidated Statements of Cash Flows (unaudited)
Nine Months Ended September 30, 2004, Five Months Ended September 30, 2003
------------------------------------------------------------------------------------------------------------------------------------------
And Four Months Ended April 30, 2003 (in thousands)
                                                                Successor          Successor            Predecessor
                                                             ----------------- --------------------  ------------------
                                                               Nine months     Five months ended        Four months
                                                             ended September   September 30, 2003     ended April 30,
                                                                 30, 2004                                  2003
                                                             ----------------- --------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                $    65,118       $    62,368           $      7,794
Adjustments to reconcile net income (loss) to net cash
from operating activities:
   Realized investment losses, net                                    11,209               308                  4,601
   Amortization and depreciation                                      35,788            36,623                  5,288
   Cumulative effect of accounting change, net of taxes               17,079                 -                      -
   Change in:
     Policy reserves                                                  27,144             7,739                  4,288
     Accrued investment income                                            75               124                   (288)
     Net receivable/payable to Parent and affiliates                   7,398             9,075                    124
     Policy loans                                                     (1,901)             (480)                   (38)
     Deferred policy acquisition costs                              (139,978)          (73,490)               (12,601)
     Income taxes receivable                                         (27,803)           (1,070)                  (464)
     Other, net                                                        3,634           (10,059)                (3,588)
                                                             ----------------- --------------------  ------------------
Cash Flows (Used in) From Operating Activities                        (2,237)           31,138                  5,116
                                                             ----------------- --------------------  ------------------
                                                             ----------------- --------------------  ------------------
CASH FLOWS USED IN INVESTING ACTIVITIES:
   Proceeds from the sale/maturity of
     Fixed maturities available for sale                           1,865,255            53,358                131,628
   Payments for the purchase of fixed maturities available
for sale                                                          (1,967,378)          (77,607)              (135,885)
   Proceeds from the sale of shares in equity securities              78,059            23,809                 10,955
   Payments for the purchase of shares in equity
     securities and dividend reinvestments                           (64,747)          (11,172)               (24,809)
   Cash collateral for loaned securities                             203,379                 -                      -
   Securities sold under agreement to repurchase                      33,390                 -                      -
   Other short-term investments, net                                (274,472)                -                  1,019
                                                             ----------------- --------------------  ------------------
Cash Flows Used in Investing Activities                             (126,514)          (11,612)               (17,092)
                                                             ----------------- --------------------  ------------------
                                                             ----------------- --------------------  ------------------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
   Capital contribution                                                 (948)                -                  2,183
   Decrease in future fees payable to ASI, net                       (82,272)          (51,153)               (63,343)
   Net increase in short-term borrowing                              104,444            21,000                 35,000
   Net increase in long-term borrowing                               135,000                 -                      -
   Stock-based compensation                                              262                19                      -
   Deferred compensation program                                        (649)                -                      -
   Deposits to contract owner accounts                                37,437            31,337                155,034
   Withdrawals from contract owner accounts                         (220,784)          (93,884)               (63,357)
   Change in contract owner accounts, net of                         156,261            45,137                (77,809)
investment earnings
                                                             ----------------- --------------------  ------------------
Cash Flows From (Used in) Financing Activities                       128,751           (47,544)               (12,292)
                                                             ----------------- --------------------  ------------------
                                                             ----------------- --------------------  ------------------

   Net decrease in cash and cash equivalents                               -           (28,018)               (24,268)
   Change in foreign currency translation, net                             -                 -                    947
   Cash and cash equivalents, beginning of period                          -            28,018                 51,339
                                                             ----------------- --------------------  ------------------
                                                             ----------------- --------------------  ------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                         $         -       $         -           $     28,018
                                                             ================= ====================  ==================
                                                             ================= ====================  ==================
   Income taxes paid (received)                                  $    41,715       $       877           $         13
                                                             ================= ====================  ==================
                                                             ================= ====================  ==================
   Interest paid (received)                                      $     9,484       $     9,202           $     (7,788)
                                                             ================= ====================  ==================

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

American Skandia Life Assurance Corporation

Notes to Consolidated Financial Statements (unaudited)
---------------------------------------------------------------------------------------------------------------------------------------

1.       ORGANIZATION AND OPERATION

American  Skandia Life Assurance  Corporation  (the  "Company"),  with its principal  offices in Shelton,  Connecticut,  is an indirect wholly-owned  subsidiary  of  Prudential  Financial,  Inc.  ("Prudential  Financial"),  a New  Jersey  corporation.  The  Company  is a wholly-owned  subsidiary  of American  Skandia,  Inc.  ("ASI"),  which in turn is an indirect  wholly-owned  subsidiary  of  Prudential
Financial.  On December 19, 2002,  Skandia  Insurance  Company Ltd. (publ) ("SICL"),  an insurance  company organized under the laws of the Kingdom of Sweden,  and the  ultimate  parent  company of the Company  prior to May 1, 2003,  entered  into a  definitive  purchase agreement  with  Prudential  Financial  whereby  Prudential  Financial  would  acquire the Company and certain of its  affiliates  (the
"Acquisition").  On May 1, 2003, the initial phase of the Acquisition was consummated.  This included  Prudential  Financial  acquiring
90% of the  outstanding  common  stock of Skandia  U.S.  Inc.  ("SUSI"),  an indirect  parent of the  Company.  On  September  9, 2003,
Prudential Financial acquired the remaining 10% of SUSI's outstanding common stock.

The Company develops long-term savings and retirement  products,  which are distributed through its affiliated  broker/dealer  company,
American Skandia Marketing,  Incorporated.  The Company currently issues variable deferred and immediate  annuities for individuals and groups in the United States of America and its territories.

2.       BASIS OF PRESENTATION

The unaudited  interim  consolidated  financial  statements  have been  prepared in accordance  with  accounting  principles  generally accepted in the United States of America on a basis  consistent  with  reporting  interim  financial  information  in  accordance  with instructions  to Form 10-Q and Article 10 of  Regulation  S-X of the  Securities  and  Exchange  Commission.  These  interim  financial statements are unaudited but reflect all adjustments,  that in the opinion of management,  are necessary to provide a fair presentation of the  consolidated  results of  operations  and  financial  condition  of the  Company for the interim  periods  presented.  All such adjustments  are of a normal  recurring  nature.  The results of operations  for any interim period are not  necessarily  indicative of results for a full year.  Certain  amounts in the Company's prior year  consolidated  financial  statements  have been  reclassified to conform with the current year presentation.  These financial  statements should be read in conjunction with the consolidated  financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

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

American Skandia Life Assurance Corporation

Notes to Consolidated Financial Statements (unaudited)
---------------------------------------------------------------------------------------------------------------------------------------

3.       CONTINGENCIES AND LITIGATION (continued)

The Company has received formal requests for information from regulators including, among others, the New York Attorney General's
Office and the Securities and Exchange Commission in connection with its variable annuity businesses.  The Company is engaged in ongoing discussions with the above organizations and is fully cooperating with them.  The Company believes these matters are likely to lead to proceedings and/or settlements.  The Company has expanded the disclosure in its variable annuity prospectuses concerning its policies and procedures regarding market timing, and the discussions with the above organizations have focused on the Company's previous disclosures relating to these policies and procedures.

In recent years, a number of annuity  companies have been named as defendants in class action lawsuits  relating to the use of variable annuities  as funding  vehicles  for  tax-qualified  retirement  accounts.  The  Company is  currently a defendant  in one  lawsuit,  a purported  nationwide  class action  complaint,  filed in the United  States  District  Court for the Southern  District of New York in
December  2002,  Donovan v.  American  Skandia  Life Ass.  Corp.  et al. The  complaint  alleges  that the  Company  and certain of its affiliates  violated federal securities laws in marketing  variable  annuities and seeks injunctive relief and compensatory  damages in unspecified  amounts.  In July 2003,  the court granted the Company's  motion to dismiss the complaint  with  prejudice.  As previously reported,  the United  States Court of Appeals for the Second  Circuit,  upheld the  dismissal in May 2004.  The United States Court of
Appeals for the Second  Circuit  denied  plaintiffs  petition for the appeal to be reheard en banc and plaintiffs are seeking review by the United States Supreme Court.

The Company's  parent and sole  shareholder,  ASI,  initially was a named defendant in six purported  nationwide class action lawsuits.
Each of these lawsuits alleged that ASI and others violated  federal  securities laws in connection with late trading and market timing activities  and seeks  remedies,  including  compensatory  and  punitive  damages in  unspecified  amounts.  The cases are as  follows:
Lowinger v. Invesco  Advantage  Health  Sciences Fund, et al., filed in the United States  District Court for the Southern  District of
New York in December,  2003 and served on ASI in February,  2004;  Russo,  et al. v. Invesco  Advantage  Health  Sciences Fund, et al.,
filed in the United States  District Court for the Southern  District of New York in December,  2003,  this suit has not been served on
ASI; Lori Weinrib v. Invesco  Advantage  Health  Sciences  Fund, et al.,  filed in the United  States  District  Court for the Southern
District of New York in January,  2004,  this suit has not been served on ASI;  Erhlich v. Invesco  Advantage  Health  Sciences Fund et
al.,  filed in the United  States  District  Court for the  District  of  Colorado in  December,  2003,  this suit was served on ASI in
February,  2004;  Fattah v. Invesco  Advantage Health Sciences Fund, et al., filed in the United States District Court for the District of Colorado in December,  2003, this suit has not been served on ASI. These cases have been consolidated in  multi-district  litigation located in the Baltimore  Division of the United States District Court for the District of Maryland.  Consolidated  amended  complaints were filed in the multi-district litigation in September, 2004, and ASI was not named as a defendant.

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

The Company's  litigation is subject to many  uncertainties,  and given its complexity and scope, the outcomes cannot be predicted.  It is possible  that the results of  operations  or the cash flow of the  Company in a  particular  quarterly  or annual  period  could be materially  affected by an  ultimate  unfavorable  resolution  of pending  litigation  and  regulatory  matters.  Management  believes, however,  that the ultimate outcome of all pending litigation and regulatory  matters,  after  consideration of applicable reserves and indemnification, should not have a material adverse effect on the Company's financial position.

It should be noted that the judgments,  settlements and expenses associated with many of these lawsuits,  administrative and regulatory matters,  and  contingencies,  including the  complaints  described  above,  may, in whole or in part,  after  satisfaction  of certain retention  requirements,  fall within SICL's  indemnification  obligations to Prudential Financial and its subsidiaries under the terms of the Acquisition.  Those obligations of SICL provide for  indemnification of certain judgments,  settlements,  and costs and expenses associated with lawsuits and other claims against the Company  ("matters"),  and apply only to matters,  or groups of related  matters, for which the costs and expenses  exceed  $25,000  individually.  Those  obligations  only apply to such costs and expenses that exceed
$10 million in the aggregate,  subject to reduction for insurance  proceeds,  certain  accruals and any tax benefit  applicable to such amounts, and those obligations do not apply to the extent that such aggregate exceeds $1 billion.

American Skandia Life Assurance Corporation

Notes to Consolidated Financial Statements (unaudited)
---------------------------------------------------------------------------------------------------------------------------------------

4.       RELATED PARTY TRANSACTIONS

Debt Agreements
On January 3, 2002, the Company  entered into a $150 million credit  facility  agreement with ASI. This credit  facility  terminates on
December 31, 2005 and bears interest at the offered rate in the London  interbank  market (LIBOR) plus 0.35% per annum for the relevant interest  period.  During the first quarter of 2004,  the Company  borrowed an additional $20 million under this credit  facility.  The proceeds were used to support working capital needs.

On March 12, 2004, the Company  entered into a $45 million loan with  Prudential  Funding LLC, a wholly owned  subsidiary of Prudential
Insurance.  This loan matures on March 12, 2007 and has an interest rate of 1.43%.  The proceeds were used to support  working  capital needs.

On May 1, 2004, the Company  entered into a $500 million credit  facility  agreement with  Prudential  Funding LLC. As of September 30,
2004, the Company borrowed $174.4 under this credit facility.  The proceeds were used to support working capital needs.

Inter-affiliate Asset Purchase
During the second  quarter of 2004,  the company  purchased  bonds from an  affiliate  company,  The  Prudential  Insurance  Company of
America. The Company purchased fixed maturity  investments for $30.7 million,  the acquisition-date  fair value, but reflected the cost of the investments at the historic  amortized cost to the affiliate.  The difference  between the historic  amortized cost and the fair value, net of taxes, was reflected as additional  paid-in-capital of $(0.9) million.  The fixed maturity investments are categorized in the Company's  consolidated  balance sheet as fixed maturities  available-for-sale,  and are therefore  carried at fair value, with the difference between amortized cost and fair value reflected in accumulated other comprehensive income.

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

The Company  adopted the SOP effective  January 1, 2004. The effect of initially  adopting SOP 03-1 was a charge of $17.1 million,  net of $9.4 million of taxes,  which was reported as a "cumulative  effect of accounting change, net of taxes" in the results of operations for the nine months ended  September  30, 2004.  This charge  reflects the net impact of  converting  certain  individual  market value adjusted  annuity  contracts from separate  account  accounting  treatment to general  account  accounting  treatment and the effect of establishing  reserves  for  guaranteed  minimum  death  benefit  provisions  of the  Company's  annuity  contracts.  The Company  also recognized a cumulative effect of accounting change related to unrealized  investment gains within "Other comprehensive  income, net of taxes" of $3.4  million,  net of $1.9  million of taxes.  Upon  adoption of the SOP $1.8  billion in  "separate  account  assets"  were reclassified  resulting in a $1.7 billion increase in "fixed maturities,  available for sale," as well as changes in other non-separate account assets.  Similarly,  upon adoption,  $1.8 billion in "separate account liabilities" were reclassified resulting in increases in
"policyholders' account balances," as well as changes in other non-separate account liabilities.

As of September 30, 2004,  the death benefit  coverage in force  (representing  the amount that we would have to pay if all  annuitants had died on that date) was  approximately  $3.6 billion.  The death benefit  coverage in force  represents the excess of the guaranteed benefit amount over the account value.  The GMDB feature  provides  annuity contract holders with a guarantee that the benefit received at death will be no less than a prescribed  minimum  amount.  This minimum amount is generally  based on the net deposits paid into the contract and, for greater than 80% of the business in force as of September  30, 2004,  this minimum  guarantee is applicable  only for the first ten contract  years or until a specified  attained age. To the extent that the GMDB is higher than the current  account value at the time of death,  the Company incurs a cost. This results in increased  annuity policy benefits in periods of declining  financial markets and in periods of stable  financial  markets  following a decline.  Effective  January 1, 2004,  the Company  adopted SOP 03-1, which  requires us to record such a liability  based on application of an expected  benefit ratio to "cumulative  assessments"  through the balance sheet date, and then  subtracting  "cumulative  excess  payments" from that date. The GMDB reserve as of September 30, 2004 amounted to $19.7 million.

American Skandia Life Assurance Corporation

Notes to Consolidated Financial Statements (unaudited)
---------------------------------------------------------------------------------------------------------------------------------------

5.       NEW ACCOUNTING POLICIES AND ACCOUNTING PRONOUNCEMENTS (continued)

In addition to establishing a liability  associated with the GMDB feature,  SOP 03-1 required a change in valuation and presentation of our liability  associated with the market value  adjustment  ("MVA") feature  contained in certain annuity  contracts.  The MVA feature requires  the  Company to pay to the  contract  holder  upon  surrender  the  accreted  value of the fund as well as a MVA based on the crediting  rates on the  contract  surrendered  compared to  crediting  rates on newly issued  contracts.  At December  31, 2003,  this liability was recorded at market value,  which  considered the effects of unrealized  gains and losses in contract value resulting from changes in crediting rates.  Upon adoption of SOP 03-1, the Company  reclassified  this liability from "Separate  account  liabilities"
to  "Policyholders'  account  balances"  and reduced it by $117.1  million to reflect  accreted  value,  which  excludes  the effect of unrealized  gains and losses in contract  value  resulting  from  changes in  crediting  rates.  However,  in valuing the  valuation of business  acquired  ("VOBA")  established  at the date of  acquisition,  we  considered  the effect of  unrealized  gains and losses in contract  value  associated  with  annuities  containing  the MVA feature on future  cash  flows.  As a result,  the  reduction  in the liability for the MVA feature resulted in a net decrease in VOBA of $128.9 million, and lower future amortization.

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

Management's  Discussion and Analysis of Financial  Condition and Results of Operations  ("MD&A") addresses the consolidated  financial condition of American  Skandia Life Assurance  Corporation  (the "Company") as of September 30, 2004,  compared with December 31, 2003, and its  consolidated  results of operations for the three and nine month periods ended  September 30, 2004 and September 30, 2003. You should read the  following  analysis  of our  consolidated  financial  condition  and results of  operations  in  conjunction  with the
Company's MD&A and audited  Consolidated  Financial  statements included in the Company's Annual Report on Form 10-K for the year ended
December 31, 2003, and Consolidated Financial Statements (unaudited) included elsewhere in this Quarterly Report on Form 10-Q..

General
The Company,  with principal offices in Shelton,  Connecticut,  is an indirect wholly-owned  subsidiary of Prudential  Financial,  Inc.
("Prudential  Financial").  The  Company  is a  wholly-owned  subsidiary  of  American  Skandia,  Inc.  ("ASI"),  which is an  indirect wholly-owned  subsidiary  of  Prudential  Financial.  The Company was  established  in 1988 and is a  significant  provider of variable annuity  contracts  for the  individual  market in the United  States.  Affiliates  of the  Company  sponsor and  distribute  shares of registered  investment  companies  ("mutual funds").  Because these mutual funds are not sponsored or distributed by the Company,  such products are not discussed herein and are not reflected in the Company's financial statements.

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

Products and Distribution
 The Company offers a wide array of annuities,  including:  a) certain  deferred and immediate  annuities that are registered  with the
U.S.  Securities and Exchange  Commission,  including  variable  annuities with fixed interest rate  investment  options that include a market value  adjustment  feature;  b) certain other fixed deferred  annuities that are not registered with the Securities and Exchange
Commission; and c) fixed, adjustable and variable immediate annuities.

The Company sells its wide array of annuity  products through  multiple  distribution  channels  including,  (a) independent  financial planners;  (b)  broker-dealers  that  generally  are  members  of the New York  Stock  Exchange,  including  "wirehouse"  and  regional broker-dealer  firms;  and (c)  broker-dealers  affiliated with banks or that  specialize in marketing to customers of banks.  Although the  Company  is active in each of those  distribution  channels,  the  majority  of the  Company's  sales  have come from  independent financial planners.  The Company has selling agreements with approximately 1,200 broker/dealer firms and financial institutions.

Although many of the Company's  competitors  have  acquired or seeking to acquire  their  distribution  channels as a means of securing sales,  the  Company  has not done so.  Instead,  the  Company  believes  its  success is  dependent  on its  ability  to  enhance  its relationships  with both the selling firms and their  registered  representatives.  In cooperation  with its affiliated  broker-dealer,
American Skandia Marketing,  Incorporated,  the Company uses marketing teams to provide support to its primary  distribution  channels.
In addition, the Company also offers a number of private label and proprietary products distributed by select large distributors.

The Company's Changes in Financial Position and Results of Operations are described below.

1.       Analysis of Financial Condition

From  December  31, 2003 to  September  30, 2004 there was an increase of $977.8  million in total  assets from $27.2  billion to $28.2 billion.  Sales activity during the nine-month  period ended September 30, 2004 resulted in an increase in deferred policy  acquisition costs  ("DAC") and  deferred  purchase  credits of $140.4  million and $59.6  million,  respectively.  In  addition,  fixed  maturities increased  by $1.8  billion  primarily  due to the January 1, 2004  adoption of Statement of Position  ("SOP")  03-1,  "Accounting  and
Reporting by Insurance  Enterprises  for Certain  Nontraditional  Long-Duration  Contracts  and for  Separate  Accounts"  issued by the
Accounting  Standards  Executive  Committee  ("AcSEC") of the American  Institute of Certified Public Accountants  ("AICPA").  SOP 03-1
requires the conversion of certain  individual MVA annuity  contracts from separate  account  accounting  treatment to general  account accounting  treatment and has the effect of  establishing  reserves for  guaranteed  minimum death benefit  ("GMDB")  provisions of the
Company's  annuity  contracts.  Separate  account assets  decreased by $1.3 billion,  which includes a $1.8 billion decrease due to the
SOP 03-1  reclassification  of the assets  supporting  the fixed,  MVA  liability to general  account  accounting  treatment and a $562 million increase primarily from positive net flows and market value appreciation.  Short-term  investments  increased by $281.0 million primarily  due to the  adoption of SOP 03-1 in  addition to the  initiation  of a  securities  lending  program  and the  expansion  of repurchase  agreements.  Valuation of business acquired ("VOBA") decreased by $163.0 million,  primarily related to the adoption of SOP
03-1.

During this nine-month  period,  liabilities  increased by $896.0 million from $26.6 billion to $27.5 billion.  Policyholders'  account balances  increased by $1.7 billion  primarily due to the SOP 03-1  reclassification  of the fixed,  MVA  liability to general  account accounting  treatment  for $1.8  billion  partially  offset by a $117.1  million  decrease in this  liability  because of the SOP 03-01 requirement to record this liability at accreted  value instead of market value and a $160.4  million  increase  mainly due to positive net flows activity.  Separate  account  liabilities  decreased by $1.3 billion,  as described above. SOP 03-1 also required the Company to record a GMDB  liability  for $8.6  million on January 1, 2004 which grew to $19.7  million as of  September  30,  2004.  During the first nine months of 2004,  short-term and long-term  borrowings  increased $104.4 million and $135.0  respectively.  The proceeds from these  borrowings  were used to support  working  capital needs.  During 2004, the Company  initiated a securities  lending program and expanded its repurchase  agreements to enhance yield performance,  which resulted in an increase in cash collateral for loan securities and securitizations  sold under agreement to repurchase of $203.4 million and $33.4 million,  respectively.  Future fees payable to ASI decreased $82.3 million during the nine-month period due to amortization.

During the third quarter of 2004, the Company  identified a system-generated  calculation error in its annuity contract  administration system.  This error related to the calculation of amounts due to customers for certain transactions subject to a market value adjustment upon the surrender of transfer of monies out of their annuity contract's fixed allocation options. The error resulted in an aggregate underpayment to policyholders  of $24.3 million,  a reserve for which is included in Other liabilities  at  September  30,  2004.
Current quarter net income was  reduced by $4 million for the effect of the error in respect of transactions that occurred in prior periods, net of related amortization and taxes.

2.       Results of Operations

September 2004 to September 2003 Three Month Comparison

Net Income
Net income of $29.5  million for the third  quarter of 2004  decreased  $7.7 million from $37.2  million in the third  quarter of 2003.
This decrease was primarily due to decreased  results in the third quarter of 2004 on the Company's
MVA investment  option  compared to the third quarter of 2003. In addition,  there was an increase of $6.5 million in DAC  amortization during the third  quarter of 2004  compared to the third  quarter of 2003 due to the asset  being  assigned a fair value of zero in the third quarter of 2003,  consistent with purchase  accounting  guidance as of the date of the  Acquisition.  Income tax expense declined by $9.7  million  from $17.1  million in 2003 to $7.4  million in 2004 as a result of the  decline in pre-tax  book income as well as a decline in the  effective  tax rate  resulting  from an increase in the dividend  received  deduction.  Further  details  regarding the components of revenues and expenses are described in the following paragraphs.

Revenues
Consolidated  revenues  increased by $11.8 million,  from $126.3 million to $138.1 million.  Net investment  income  increased by $19.5 million  primarily due to the adoption of SOP 03-1 as a result of classifying  interest credited to account balances of our MVA annuity contracts as interest credited in the current year as opposed to net investment income in the prior year period.

Policy  charges and fee income  decreased by $6.1 million.  This decrease was  primarily  due to $18.5  million  realized  market value adjustment  expense on the Company's fixed,  market value adjusted  investment option reported as part of policy charges and fee income upon the  adoption of SOP 03-1 not present in the prior  year.  This was  partially  offset by an  increase  in  mortality  and expense
("M&E") charges  increased by $9.6 million as a result of the increase in the in-force  business.  Annuity fees are mainly  asset-based fees,  which are  dependent on the fund  balances.  Average  annuity  separate  account  fund  balances  have  increased as a result of favorable  valuation  changes in the  securities  market over the past year and positive net flows,  resulting in an increase in policy charges and fee income.

Asset  management  fees  increased by $2.8 million as a result of higher  average  assets under  management  compared to the prior year period.  Asset management fees are asset-based fees, which are dependent on the amount of assets under management.

Benefits and Expenses
Interest  credited to policyholder  account balances  increased by $19.5 million primarily due to the adoption of SOP 03-1 amounting to an increase of $18.5 million.  As discussed above, previously interest credited was recorded within net investment income.

General,  administrative,  and other expenses  increased by $9.3 million from the prior year quarter.  The increase is partially due to the implementation of corporate allocations to the Company from Prudential Financial in 2004. In addition,  DAC amortization  increased by $6.5 million due to the Company's DAC asset being assigned a fair value of zero,  consistent  with purchase  accounting  guidance as of the date of the  acquisition.  Partially  offsetting  the increase was a decrease in the VOBA  amortization  of $10.5 million due to the adjustment of VOBA upon the adoption of SOP 03-1, as explained previously.

September 2004 to September 2003 Nine Month Comparison

Net Income
Net income of $65.1  million for the nine months of 2004  decreased  $5.1 million from $70.2  million for the nine months of 2003.  Net income in 2004 includes a cumulative  effect of accounting  change charge of $17.1 million,  net of tax, related to the January 1, 2004 adoption of SOP 03-1.  Excluding the cumulative  effect charge,  net income increased by $12.0 million.  DAC amortization  decreased by
$29.1  million  during the nine months of 2004  compared to the prior year period due to purchase  accounting.  Policy  charges and fee income  increased $12.5 million due to favorable  market  conditions.  Income tax expense  increased by $9.7 million from $20.3 million in 2003 to $30.0  million in 2004  primarily  as a result of the  increase  in pre-tax  book  income.  Further  details  regarding  the components of revenues and expenses are described in the following paragraphs.

Revenues
Consolidated  revenues  increased by $70.7 million,  from $350.4 million to $421.1 million.  Net investment  income  increased by $50.6 million  primarily due to the adoption of SOP 03-1 as a result of classifying  interest credited on account balances of our MVA annuity contracts as interest credited in the current year as opposed to net investment income in the prior year period.

Policy  charges and fee income  increased by $12.5  million.  Mortality  and expense  ("M&E")  charges  increased by $45.4 million as a result  of the  increase  in the  in-force  business.  Annuity  fees are  mainly  asset-based  fees,  which are  dependent  on the fund balances.  Average annuity separate account fund balances have increased as a result of favorable  valuation  changes in the securities market over the past year and  positive  net flows,  resulting  in an increase in policy  charges and fee income.  The  increase in M&E fees was partially  offset by a $33.0 million realized market value  adjustment  expense on the Company's fixed,  market value adjusted investment option related to the adoption of SOP 03-1.

Asset  management  fees  increased  by $14.4  million as a result of higher  average  assets  under  management  than in the prior year period.  Asset management fees are asset-based fees, which are dependent on the amount of assets under management.

Benefits and Expenses
Policyholders'  benefits increased by $8.2 million primarily due to an increase in the supplementary  contracts with life reserves as a result of increased premium as well as an increase in costs incurred relating to reinsurance transactions.

Interest  credited to  policyholder  account  balances  increased by $46.2  million  primarily  due to the adoption of SOP 03-1,  which accounted for $53.4 million of the increase.  As discussed above,  prior to January 1, 2004,  interest credited was recorded within net investment  income.  This  increase  was  partially  offset by  decreased  amortization  of deferred  purchase  credits of $4.6 million consistent with decreased amortization of DAC,  primarily as a result of purchase accounting.

General,  administrative,  and other  expenses  decreased by $5.4 million from the prior year. The primary reason was a decrease in DAC amortization of $29.1 million due to the Company's DAC asset being assigned a fair value of zero,  consistent with purchase  accounting guidance as of the date of the acquisition.  Additionally,  VOBA  amortization  decreased by $9.3 million due to the adjustment of VOBA recorded upon adoption of SOP 03-1, as explained  above.  Partially  offsetting this was a $13.8 million increase in expense related to future fees payable to ASI.  Expenses  result when the actual cash flow payable to ASI under the sale  purchase  agreements  exceed the amoritization  of the fees payable  liability.  Due to purchase  accounting  and  increasing  asset values of those annuity  contracts, driven by the  improving  equity  markets,  the cash  flows,  and  therefore  expenses  have  increased  from prior year  levels.  Also offsetting this was an increase of expense allocations from Prudential Financial to the Company in the nine months of 2004.

4.   Significant Accounting Policies

For information on the Company's significant  accounting policies,  see MD&A in the Company's audited consolidated financial statements on Form 10-K for the year ended December 31, 2003.

Item 4.  Controls and Procedures
--------------------------------

In order to ensure that the  information  we must  disclose in our filings with the  Securities  and Exchange  Commission  is recorded, processed,  summarized,  and reported on a timely basis,  the Company's  management,  including our Chief  Executive  Officer and Chief
Financial  Officer,  have reviewed and evaluated the  effectiveness of our disclosure  controls and procedures,  as defined in Exchange
Act Rules  13a-15(e)  and  15d-15(e),  as of September  30,  2004.  Based on such  evaluation,  the Chief  Executive  Officer and Chief
Financial  Officer have  concluded  that, as of September 30, 2004, our  disclosure  controls and  procedures  were effective in timely alerting  them to material  information  relating to us required to be included in our periodic  SEC filings.  There has been no change in our internal  control over financial  reporting  during the quarter ended  September 30, 2004, that has materially  affected,  or is reasonably  likely to materially  affect,  our internal  control over financial  reporting.  These  conclusions are not affected by the matters discussed in the following paragraph.

During the third quarter of 2004, the Company  identified a system-generated  calculation error in its annuity contract  administration system.  This error  related to the  calculation  of amounts  due to  customers  for  certain  transactions  subject to a market  value adjustment  upon the surrender or transfer of monies out of their  annuity  contract's  fixed  allocation  options.  Although the error affected both the current and prior  periods,  the net effect of the error on prior periods was not material.  The error resulted in an aggregate  underpayment to policyholders of $24.3 million,  a reserve for which is included in Other liabilities at September 30, 2004.
Current  quarter net income was  reduced by $4 million  for the effect of the error in respect of  transactions  that  occurred in prior periods,  net of related  amortization  and taxes.  The Company has completed  systems changes that provide  reasonable  assurance that systems errors of this nature will not recur.

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

The Company has received formal  requests for information  from regulators  including,  among others,  the New York Attorney  General's
Office and the  Securities  and Exchange  Commission  in connection  with its variable  annuity  businesses.  The Company is engaged in ongoing  discussions  with the above  organizations  and is fully  cooperating with them. The Company believes these matters are likely to lead to proceedings  and/or  settlements.  The Company has expanded the disclosure in its variable annuity  prospectuses  concerning its policies and procedures  regarding market timing,  and the discussions with the above  organizations  have focused on the Company's previous disclosures relating to these policies and procedures.

In recent years, a number of annuity  companies have been named as defendants in class action lawsuits  relating to the use of variable annuities  as funding  vehicles  for  tax-qualified  retirement  accounts.  The  Company is  currently a defendant  in one  lawsuit,  a purported  nationwide  class action  complaint,  filed in the United  States  District  Court for the Southern  District of New York in
December  2002,  Donovan v.  American  Skandia  Life Ass.  Corp.  et al. The  complaint  alleges  that the  Company  and certain of its affiliates  violated federal securities laws in marketing  variable  annuities and seeks injunctive relief and compensatory  damages in unspecified  amounts.  In July 2003,  the court granted the Company's  motion to dismiss the complaint  with  prejudice.  As previously reported,  the United  States Court of Appeals for the Second  Circuit,  upheld the  dismissal in May 2004.  The United States Court of
Appeals for the Second  Circuit  denied  plaintiffs  petition for the appeal to be reheard en banc and plaintiffs are seeking review by the United States Supreme Court.

The Company's  parent and sole  shareholder,  ASI,  initially was a named defendant in six purported  nationwide class action lawsuits.
Each of these lawsuits alleged that ASI and others violated  federal  securities laws in connection with late trading and market timing activities  and seeks  remedies,  including  compensatory  and  punitive  damages in  unspecified  amounts.  The cases are as  follows:
Lowinger v. Invesco  Advantage  Health  Sciences Fund, et al., filed in the United States  District Court for the Southern  District of
New York in December,  2003 and served on ASI in February,  2004;  Russo,  et al. v. Invesco  Advantage  Health  Sciences Fund, et al.,
filed in the United States  District Court for the Southern  District of New York in December,  2003,  this suit has not been served on
ASI; Lori Weinrib v. Invesco  Advantage  Health  Sciences  Fund, et al.,  filed in the United  States  District  Court for the Southern
District of New York in January,  2004,  this suit has not been served on ASI;  Erhlich v. Invesco  Advantage  Health  Sciences Fund et
al.,  filed in the United  States  District  Court for the  District  of  Colorado in  December,  2003,  this suit was served on ASI in
February,  2004;  Fattah v. Invesco  Advantage Health Sciences Fund, et al., filed in the United States District Court for the District of Colorado in December,  2003, this suit has not been served on ASI. These cases have been consolidated in  multi-district  litigation located in the Baltimore  Division of the United States District Court for the District of Maryland.  Consolidated  amended  complaints were filed in the multi-district litigation in September, 2004, and ASI was not named as a defendant.

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

The Company's  litigation is subject to many  uncertainties,  and given its complexity and scope, the outcomes cannot be predicted.  It is possible  that the results of  operations  or the cash flow of the  Company in a  particular  quarterly  or annual  period  could be materially  affected by an  ultimate  unfavorable  resolution  of pending  litigation  and  regulatory  matters.  Management  believes, however,  that the ultimate outcome of all pending litigation and regulatory  matters,  after  consideration of applicable reserves and indemnification, should not have a material adverse effect on the Company's financial position.

It should be noted that the judgments,  settlements and expenses associated with many of these lawsuits,  administrative and regulatory matters,  including the complaints  described above, may, in whole or in part, after  satisfaction of certain  retention  requirements, fall within SICL's  indemnification  obligations  to  Prudential  Financial and its  subsidiaries  under the terms of the  Acquisition.
Those  obligations of SICL provide for  indemnification  of certain  judgments,  settlements,  and costs and expenses  associated  with lawsuits and other claims  against the Company  ("matters"),  and apply only to matters,  or groups of related  matters,  for which the costs and expenses  exceed $25,000  individually.  Those  obligations  only apply to such costs and expenses that exceed $10 million in the  aggregate,  subject to reduction for insurance  proceeds,  certain  accruals and any tax benefit  applicable to such amounts,  and those obligations do not apply to the extent that such aggregate exceeds $1 billion.

Item 6.  Exhibits
------------------

        (a)  Exhibits
             --------

         3(i)(a)  Articles of Incorporation of the registrant  (incorporated by reference to Exhibit 3(i)(a) to the registrant's Annual
                  Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 33-44202 ))*.

         3(ii)    By-Laws of the registrant  (incorporated by reference to Exhibit 3(ii) to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 33-44202 ))*.

4.1      Instruments  defining the right of security holders,  including  indentures,  of the registrant  (incorporated by reference to
                  Exhibit 4 to the registrant's Registration Statements on Form S-3 (File No. 333-117052))*.

4.2      Instruments  defining the right of security holders,  including  indentures,  of the registrant  (incorporated by reference to
                  Exhibit 4 to the registrant's Registration Statements on Form S-3 (File No. 33-88360))*.

4.3      Instruments  defining the right of security holders,  including  indentures,  of the registrant  (incorporated by reference to
                  Exhibit 4 to the registrant's Registration Statements on Form S-3 (File No. 33-89676))*.

4.4      Instruments  defining the right of security holders,  including  indentures,  of the registrant  (incorporated by reference to
                  Exhibit 4 to the registrant's Registration Statements on Form S-3 (File No. 33-91400))*.

4.5      Instruments  defining the right of security holders,  including  indentures,  of the registrant  (incorporated by reference to
                  Exhibit 4 to the registrant's Registration Statements on Form S-3 (File No. 333-00995))*.

4.6      Instruments  defining the right of security holders,  including  indentures,  of the registrant  (incorporated by reference to
                  Exhibit 4 to the registrant's Registration Statements on Form S-3 (File No. 333-02867))*.

4.7      Instruments  defining the right of security holders,  including  indentures,  of the registrant  (incorporated by reference to
                  Exhibit 4 to the registrant's Registration Statements on Form S-3 (File No. 333-24989))*.

4.8      Instruments  defining the right of security holders,  including  indentures,  of the registrant  (incorporated by reference to
                  Exhibit 4 to the registrant's Registration Statements on Form S-3 (File No. 333-25761))*.

4.9      Instruments  defining the right of security holders,  including  indentures,  of the registrant  (incorporated by reference to
                  Exhibit 4 to the registrant's Registration Statements on Form S-3 (File No. 333-97939))*.

4.10     Instruments  defining the right of security holders,  including  indentures,  of the registrant  (incorporated by reference to
                  Exhibit 4 to the registrant's Registration Statements on Form S-3 (File No. 333-26695))*.

4.11     Instruments  defining the right of security holders,  including  indentures,  of the registrant  (incorporated by reference to
                  Exhibit 4 to the registrant's Registration Statements on Form S-3 (File No. 333-97943))*.

4.12     Instruments  defining the right of security holders,  including  indentures,  of the registrant  (incorporated by reference to
                  Exhibit 4 to the registrant's Registration Statements on Form S-3 (File No. 333-114615))*.

10.1     Investment  Management  Agreement  between the registrant and Alliance Capital  Management L.P.  (incorporated by reference to
                  Exhibit 10(a) to the registrant's  Post-Effective Amendment No. 3 to its Registration Statement on Form S-2 (File No.
                  333-53596))*.

10.2     Investment  Management Agreement between the registrant and Blackrock Financial  Management,  Inc.  (incorporated by reference to Exhibit 10(b) to the registrant's  Post-Effective  Amendment No. 3 to its Registration Statement on Form S-2 (File
                  No. 333-53596))*.

         31.1     Section 302 Certification of the Chief Executive Officer.

         31.2         Section 302 Certification of the Chief Financial Officer.

         32.1     Section 906 Certification of the Chief Executive Officer.

         32.2     Section 906 Certification of the Chief Financial Officer.

         * Filed previously.

Schedules are omitted because they are either inapplicable or the information required therein is included in the Notes to
Consolidated Financial Statements included herein.

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

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                                                             (Registrant)

                                            By:    /s/  Michael Bohm
                                                 -------------------------------
                                                 Michael A. Bohm
                                                 Executive Vice President and Chief Financial Officer

Date: November 10, 2004

                                                                                                                           Exhibit 31.1

                                                             CERTIFICATION

I, David R. Odenath, Jr., certify that:

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

Date: November 10, 2004

                                                      /s/ David R. Odenath, Jr.
                                                      --------------------------
                                                         David R. Odenath, Jr.
                                                 Chief Executive Officer and President

                                                                                                                           Exhibit 31.2

                                                             CERTIFICATION

I, Michael A. Bohm, certify that:

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

Date: November 10, 2004

                                                           /s/ Michael Bohm
                                                           ----------------
                                                            Michael A. Bohm
                                          Executive Vice President and Chief Financial Officer

                                                                                                                           Exhibit 32.1

                                                             CERTIFICATION

         Pursuant to 18 U.S.C. Section 1350, I, David R. Odenath, Jr., Chief Executive Officer and President of American Skandia Life
Assurance Corporation (the "Company"), hereby certify that the Company's Quarterly Report on Form 10-Q for the quarter ended
September 30, 2004 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of
1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 10, 2004

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

                                                                                                                           Exhibit 32.2

                                                             CERTIFICATION

         Pursuant to 18 U.S.C. Section 1350, I, Michael Bohm, Executive Vice President and Chief Financial Officer of American
Skandia Life Assurance Corporation (the "Company"), hereby certify that the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act
of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 10, 2004

                                                     /s/ Michael A. Bohm
-----------------------------------------------------------------------------------------------------------
                                                   Name:  Michael A. Bohm
                                                   Title: Executive Vice President and Chief Financial Officer

         The foregoing certification is being furnished solely pursuant to 18 U.S.C. Section 1350 and is not being filed as part of the Report or as a separate disclosure document.