Form 10-K
period 2004-12-31
AMERICAN SKANDIA LIFE ASSURANCE CORP/CT
filed 2005-03-31
CIK 881453

=======================================================================================================================================

                                                             UNITED STATES
                                                  SECURITIES AND EXCHANGE COMMISSION
                                                        Washington, D.C. 20549
                                                       ________________________

                                                               FORM 10-K
(MARK ONE)
|X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                              FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                                                  OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                             FOR THE TRANSITION PERIOD FROM             TO

                                                    COMMISSION FILE NUMBER 33-44202
                                                          __________________

                                                    American Skandia Life Assurance
                                                              Corporation
                                        (Exact Name of Registrant as Specified in its Charter)

                        Connecticut                                                06-1241288
               (State or Other Jurisdiction                                     (I.R.S. Employer
             of Incorporation or Organization)                               Identification Number)

                                                          One Corporate Drive
                                                      Shelton, Connecticut 06484
                                                            (203) 926-1888
                              (Address and Telephone Number of Registrant's Principal Executive Offices)

                                   SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

                                   SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file
such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No [ ]
      Indicate by check mark if disclosure of delinquent  filers  pursuant to Item 405 of Regulation S-K is not contained  herein,  and will not be contained,  to the best of registrant's  knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ]  No|X|
      State the aggregate market value of the voting stock held by non-affiliates of the registrant: NONE

      As of March 30, 2005,  25,000  shares of the  registrant's  Common  Stock (par value $100)  consisting  of 100 voting  shares and
24,900  non-voting  shares,  were  outstanding.  As of such date,  American  Skandia,  Inc.,  an indirect  wholly-owned  subsidiary  of
Prudential Financial, Inc., a New Jersey corporation, owned all of the registrant's Common Stock.

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

=======================================================================================================================================

                                                           TABLE OF CONTENTS

                                                                                                                     Page
                                                                                                                     Number

PART II    Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of

Forward-Looking Statements

Some of the statements included in this Annual Report on Form 10-K,  including but not limited to those in Management's  Discussion and
Analysis of Financial  Condition and Results of Operations,  may constitute  forward-looking  statements within the meaning of the U.S.
Private Securities Litigation Reform Act of 1995. Words such as "expects," "believes,"  "anticipates,"  "includes," "plans," "assumes,"
"estimates,"  "projects,"  "intends,"  "should,"  "will,"  "shall" or variations of such words are  generally  part of  forward-looking statements.  Forward-looking  statements are made based on management's current expectations and beliefs concerning future developments and their  potential  effects upon American  Skandia Life Assurance  Corporation.  There can be no assurance  that future  developments affecting American Skandia Life Assurance  Corporation will be those anticipated by management.  These  forward-looking  statements are not a guarantee of future  performance and involve risks and  uncertainties,  and there are certain  important factors that could cause actual  results  to differ,  possibly  materially,  from  expectations  or  estimates  reflected  in such  forward-looking  statements, including,  among others:  (1) general economic,  market and political  conditions,  including the performance of financial markets and interest  rate  fluctuations;  (2) domestic or  international  military or terrorist  activities or  conflicts;  (3)  volatility in the securities markets;  (4) fluctuations in foreign currency exchange rates and foreign securities markets;  (5) regulatory or legislative changes,  including  changes in tax law;  (6) changes in statutory  or U.S.  GAAP  accounting  principles,  practices or policies;  (7)
differences between actual experience regarding mortality,  morbidity,  persistency,  surrender  experience,  interest rates, or market returns and the  assumptions  we use in pricing  our  products,  establishing  liabilities  and  reserves  or for other  purposes;  (8)
re-estimates  of our  reserves  for future  policy  benefits  and claims;  (9) changes in our  assumptions  related to deferred  policy acquisition  costs;  (10) events  resulting in  catastrophic  loss of life; (11)  investment  losses and defaults;  (12) changes in our claims-paying or credit ratings;  (13) competition in our product lines and for personnel;  (14) adverse  determinations  in litigation or  regulatory  matters  and our  exposure  to  contingent  liabilities;  and  (15)  the  effects  of  acquisitions,  divestitures  and restructurings,  including possible  difficulties in integrating and realizing the projected results of acquisitions.  American Skandia
Life Assurance  Corporation does not intend, and is under no obligation,  to update any particular  forward-looking  statement included in this document.

PART 1

Item 1.  Business

Overview

American  Skandia Life Assurance  Corporation  (the  "Company"),  with its principal  offices in Shelton,  Connecticut,  is an indirect wholly-owned subsidiary of Prudential Financial,  Inc. ("Prudential  Financial").  On December 19, 2002, Skandia Insurance Company Ltd.
(publ)  ("SICL"),  an insurance  company  organized  under the laws of the Kingdom of Sweden,  and the ultimate  parent  company of the
Company prior to May 1, 2003,  entered into a definitive  purchase  agreement  with  Prudential  Financial,  a New Jersey  corporation, whereby  Prudential  Financial  would  acquire the  Company and certain of its  affiliates  (the  "Acquisition").  On May 1, 2003,  the initial phase of the Acquisition was consummated.  This included  Prudential  Financial  acquiring 90% of the outstanding  common stock of Skandia U.S., Inc. ("SUSI"),  an indirect parent of the Company. On September 9, 2003,  Prudential  Financial acquired the remaining
10% of SUSI's  outstanding  common stock. See Notes 4 and 6 to the  Consolidated  Financial  Statements  included herein for additional information on the Acquisition.

Prior to April 30, 2003, the Company had a 99.9%  ownership  interest in Skandia Vida, S.A. de C.V.  ("Skandia  Vida") a life insurance company  domiciled in Mexico.  As part of the  Acquisition,  the Company sold its  ownership  interest in Skandia Vida to SICL on April
30, 2003 for $4.6 million.  This transaction resulted in a loss of $422 thousand.

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

American  Skandia,  Inc.  ("ASI"),  the direct parent of the Company,  may make additional  capital  contributions  to the Company,  as needed,  to enable it to comply with its reserve  requirements  and fund expenses in connection  with its business.  Generally,  ASI is under no  obligation  to make such  contributions  and its assets do not back the benefits  payable  under the  Company's  policyholder contracts.  During 2004, ASI made no capital  contributions  to the Company.  During 2003 and 2002, ASI made capital  contributions  to the Company of $2.2 million and $259.7  million,  respectively.  The Company has complied  with the National  Association  of Insurance
Commissioner's  ("NAIC")  Risk-Based  Capital  ("RBC")  reporting  requirements  and has total  adjusted  capital in excess of required capital.  The Company  expects to maintain  statutory  capital above 300% of Company  Action Level Risk Based  Capital.  The Company is
engaged in a business that is highly  competitive  because of the large number of stock and mutual life  insurance  companies and other entities engaged in marketing individual annuities.

The following paragraphs describe the Company's products, marketing, distribution, underwriting and pricing.

Products

The Company offers a wide array of annuities,  including (1) certain  deferred and immediate  annuities  that are  registered  with the
Securities and Exchange  Commission,  including  variable  annuities with fixed interest rate investment  options that include a market value  adjustment  feature;  (2) certain other fixed  deferred  annuities  that are not  registered  with the  Securities  and Exchange
Commission;  and  (3)  fixed,  adjustable  and  variable  immediate  annuities.  Prior  to July  31,  2002,  the  Company  had  offered non-registered  group variable  annuities  designed as funding  vehicles for various types of qualified  retirement  plans. The Company has continued to accept  additional  contributions  to qualified  plans existing on July 31, 2002.  Prior to June 30, 2003, the Company
also offered and sold single premium  variable life insurance  products,  and, prior to April 15, 2002,  flexible premium variable life insurance  products.  The Company has continued to service and accept  additional  premiums for its existing  flexible premium variable life insurance contracts but is no longer accepting new variable life business.

Annuity contracts  represent the insurer's  contractual  obligation to make payments over a given period of time, often measured by the life of the recipient,  in return for a single deposit or a series of scheduled or flexible deposits.  The insurer's  obligation to pay may commence  immediately or be deferred.  If the insurer's  payments are deferred,  the insurer generally incurs an obligation to make a surrender  value  available  during the deferral  period based on an account value,  and guarantees as applicable.  The account value consists of the deposits and may earn  interest,  or may vary with the  performance of investments in the funds selected by the insurer and made available for election by contract  holders.  Gains on deposits made by the contract holder,  before  distribution,  generally are tax  deferred for the contract  holder.  Distributions  are taxed as ordinary  income to the contract  holder.  During the deferral period,  distributions  are assumed to come first from any gains in the  contract and may be subject to a tax  penalty.  For  immediate annuities and annuitized  deferred  annuities,  a portion of each distribution may be treated as a return of the taxpayer's  investment in the contract.

Marketing and Distribution

The Company sells its wide array of annuity  products  through  multiple  distribution  channels,  including (1) independent  financial planners;  (2)  broker-dealers  that  generally  are  members  of the New York  Stock  Exchange,  including  "wirehouse"  and  regional broker-dealer  firms;  and (3)  broker-dealers  affiliated with banks or that  specialize in marketing to customers of banks.  Although the  Company  is active in each of those  distribution  channels,  the  majority  of the  Company's  sales  have come from  independent financial  planners.  The  Company  has  selling  agreements  with  approximately  twelve  hundred  broker-dealer  firms and  financial institutions.

Although many of the Company's  competitors have acquired or are seeking to acquire their distribution  channels as a means of securing sales,  the Company  has not done so.  Instead,  the  Company  believes  that its  success is  dependent  on its ability to enhance its relationships  with both the selling firms and their  registered  representatives.  In cooperation  with its affiliated  broker-dealer,
American Skandia Marketing,  Incorporated,  the Company uses marketing teams to provide support to its primary  distribution  channels.
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

Reserves

We establish  reserve and policyholder  fund liabilities to recognize our future benefit  obligations for our in force life and annuity policies,  including  the  minimum  death  benefit  and living  benefit  guarantee  features of some of these  policies.  We  establish policyholders'  account balances  representing  cumulative gross premium payments plus credited interest and/or fund performance,  less withdrawals, expenses and mortality charges.

Reinsurance

During 2004, we entered into two new  reinsurance  agreements  with  affiliates as part of our risk  management and capital  management strategies.  We  entered  into a 100%  coinsurance  agreement  with The  Prudential  Insurance  Company of  America  providing  for the reinsurance of our guaranteed  minimum  withdrawal  benefit  feature  (GMWB).  We also entered into a 100%  coinsurance  agreement with
Pruco  Reinsurance  providing for the  reinsurance  of our guaranteed  return option (GRO).  In prior years,  the Company  entered into reinsurance  agreements  to provide  additional  capacity for growth in  supporting  the cash flow strain from the  Company's  variable annuity and variable life insurance business.

Regulatory Environment

In order to continue to market annuity  products,  the Company must meet or exceed the statutory  capital and surplus  requirements  of the state insurance  regulators of the states in which it conducts business.  Statutory  accounting  practices differ from U.S. GAAP in two major respects.  First, under statutory accounting practices,  the acquisition costs of new business are charged to expense,  while under U.S. GAAP they are initially  deferred and amortized over a period of time. Second,  under statutory  accounting  practices,  the required  additions to statutory  reserves for new business in some cases may initially exceed the statutory  revenues  attributable to such business. These practices result in a reduction of statutory income and surplus at the time of recording new business.

Insurance  companies are subject to RBC guidelines,  monitored by state insurance  regulators,  that measure the ratio of the Company's statutory surplus with certain  adjustments to its required capital,  based on the risk  characteristics  of its insurance  liabilities and investments.  Required capital is determined by statutory  formulas that consider risks related to the type and quality of invested assets,  insurance-related  risks  associated with the Company's  products,  interest rate risks and general  business  risks.  The RBC calculations are intended to assist regulators in measuring the adequacy of the Company's statutory capitalization.

The Company  considers RBC  implications  in its  asset/liability  management  strategies.  Each year, the Company  conducts a thorough review of the adequacy of statutory  insurance  reserves and other  actuarial  liabilities.  The review is performed to ensure that the
Company's statutory reserves are computed in accordance with accepted actuarial standards,  reflect all contractual  obligations,  meet the  requirements of state laws and regulations and include  adequate  provisions for any other actuarial  liabilities  that need to be established.  All  significant  statutory  reserve  changes are reviewed by the Board of  Directors  and are subject to approval by the
State of Connecticut  Insurance  Department (the "Insurance  Department").  The Company believes that its statutory capital is adequate for its currently anticipated levels of risk as measured by applicable regulatory guidelines.

The NAIC has developed a set of financial  relationships  or tests known as the Insurance  Regulatory  Information  System  ("IRIS") to
assist state  regulators in monitoring the financial  condition of insurance  companies and identifying  companies that require special attention or action by insurance  regulatory  authorities.  Insurance  companies  generally  submit data annually to the NAIC, which in turn analyzes the data using prescribed  financial data ratios, each with defined "usual ranges."  Generally,  regulators will begin to investigate  or monitor an  insurance  company  if its ratios  fall  outside  the usual  ranges for four or more of the  ratios.  If an insurance  company has  insufficient  capital,  regulators  may act to reduce the amount of insurance it can issue.  The Company is not currently subject to regulatory scrutiny based on these ratios.

The Company is subject to the  regulations of the Insurance  Department.  A detailed  financial  statement in the prescribed  form (the
"Annual Statement") is filed with the Insurance  Department each year covering the Company's  operations for the preceding year and its financial  position as of the end of that year.  Regulation by the Insurance  Department  includes periodic  examinations to verify the accuracy of our contract  liabilities and reserves.  The Company's books and accounts are subject to review by the Insurance Department at all times.  A full  examination  of the Company's  operations is conducted  periodically  by the Insurance  Department and under the auspices of the NAIC.

The Company is subject to  regulation  under the  insurance  laws of all  jurisdictions  in which it operates.  The laws of the various jurisdictions  establish supervisory agencies with broad administrative powers with respect to various matters,  including licensing to transact business,  overseeing trade practices,  licensing agents, approving contract forms, establishing reserve requirements,  fixing maximum interest rates on life insurance  contract loans and minimum rates for accumulation of surrender  values,  prescribing the form and content of required financial statements and regulating the type and amounts of permitted  investments.  The Company is required to file the Annual Statement with  supervisory  agencies in each of the  jurisdictions  in which it does business,  and its operations and accounts are subject to examination by these agencies at regular intervals.

Although the federal  government  generally does not directly  regulate the business of insurance,  federal  initiatives  often have an impact on our business in a variety of ways.  Certain insurance  products of the Company are subject to various federal securities laws and  regulations.  In addition,  current and proposed  federal measures that may  significantly  affect the insurance  business include regulation of insurance company solvency,  employee benefit  regulation,  the removal of barriers preventing banks from engaging in the insurance  business,  tax law changes affecting the taxation of insurance companies and the tax treatment of insurance products and its impact on the relative desirability of various personal investment vehicles.

Competition

The Company is competing for management of  individuals'  savings  dollars in the United States.  Competitors in this business  include banks, investment companies,  insurance companies and other financial  institutions.  According to Info-One's Variable Annuity Research
& Data Service ("VARDS"),  the combined annuity business of Prudential Financial,  which includes the Company, was ranked 10th in sales of variable  annuities for the year ended  December 31, 2004, and 8th in assets under  management as of December 31, 2004.  Competitive factors in this industry include investment  performance,  product design,  visibility in the marketplace,  financial strength ratings, distribution  capabilities,  levels of charges and credited rates, reputation,  customer service and sales force service and education.
As of the filing date, the Company's  financial  strength or claims paying  ratings from Fitch Ratings,  A.M. Best Co. and Standard and
Poor's is AA-, A+ and AA-, respectively.

Segments

The Company currently  operates as one reporting  segment.  Revenues,  net income and total assets for this segment can be found on the
Company's  Consolidated  Statements of Financial  Position as of December 31, 2004 and 2003 and  Consolidated  Statements of Operations
and  Comprehensive  Income for the year ended December 31, 2004, eight months ended December 31, 2003, four months ended April 30, 2003 and year ended  December 31,  2002.  The  Company's  total assets as of December  31,  2004,  2003 and 2002 were $30.3  billion,  $27.2 billion and $23.7 billion,  respectively.  Revenues and assets  generated  from the Company's  variable life and qualified plan product offerings  have been  insignificant  in  comparison to the revenues and assets  generated  from the  Company's  core product,  variable annuities.

Employees

As of December 31, 2004, the Company had 435 employees.

Item 2.  Properties

The Company occupies office space in Shelton,  Connecticut,  which is leased from an affiliate,  American Skandia Information  Services and Technology  Corporation.  The Company entered into a lease for office space in Westminster,  Colorado,  effective  January 1, 2001, and established an additional  customer service center at that location.  Effective  December 31, 2004, the Company closed its customer service center in Colorado.  The Company believes that its current facilities are satisfactory for its near term needs.

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

The Company and other American  Skandia  entities have received  formal  requests for  information  from  regulators  including,  among others,  the New York Attorney  General's  Office and the Securities and Exchange  Commission in connection  with its variable  annuity businesses.  The Company and other American Skandia entities are engaged in ongoing  discussions with the above  organizations  and are fully  cooperating  with them. The Company  believes these matters are likely to lead to proceedings  and/or  settlements.  The Company has expanded the disclosure in its variable annuity  prospectuses  concerning its policies and procedures  regarding market timing, and the  discussions  with the above  organizations  have focused on the  Company's  previous  disclosures  relating to these  policies and procedures.

In recent years, a number of annuity  companies have been named as defendants in class action lawsuits  relating to the use of variable annuities  as funding  vehicles  for  tax-qualified  retirement  accounts.  The  Company was a defendant  in one  lawsuit,  a purported nationwide class action  complaint,  filed in the United States District Court for the Southern  District of New York in December 2002,
Donovan v.  American  Skandia Life Ass.  Corp.  et al. The complaint  alleged that the Company and certain of its  affiliates  violated federal  securities  laws in  marketing  variable  annuities  and sought  injunctive  relief and  compensatory  damages in  unspecified amounts.  In July 2003, the court granted the Company's  motion to dismiss the complaint with prejudice.  As previously  reported,  the
United States Court of Appeals for the Second  Circuit,  upheld the  dismissal in May 2004.  The United States Court of Appeals for the
Second  Circuit  denied  plaintiffs  petition for the appeal to be reheard en banc and  plaintiffs  sought  review by the United States
Supreme Court, which  request was denied.

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

The  Company  is also aware that ASI may be a  defendant  designated  as one of "Does  1-500" in a suit filed in  October,  2003 in the
United States  District Court for the Central  District of California  entitled Mike Sayegh v. Janus Capital  Corporation,  et al. This
suit alleges that various  defendants  engaged in improper  late trading and market  timing  activities  in various funds also named as defendants.  The  complaint  further  alleges that such  activities  were in violation of  California  Business and  Professional  Code
Section 17200.  This suit has not been served on ASI.  This suit has been included in the multi-district action, discussed above.

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

It should be noted that the judgments,  settlements and expenses associated with many of these lawsuits,  administrative and regulatory matters,  and  contingencies,  including the  complaints  described  above,  may, in whole or in part,  after  satisfaction  of certain retention requirements,  fall within Skandia Insurance Company Ltd. (SICL) indemnification  obligations to Prudential Financial and its subsidiaries  under the terms of the  Acquisition.  Those  obligations  of SICL  provide  for  indemnification  of  certain  judgments, settlements,  and costs and expenses  associated  with  lawsuits and other claims  against the Company  ("matters"),  and apply only to matters, or groups of related matters,  for which the costs and expenses exceed $25,000  individually.  Those obligations only apply to such costs and expenses that exceed $10 million in the aggregate,  subject to reduction for insurance  proceeds,  certain  accruals and any tax benefit applicable to such amounts, and those obligations do not apply to the extent that such aggregate exceeds $1 billion.

                                                                PART II

Item 5.  Market for the Registrant's Common Equity, Related Stockholder Matters and Isuer Purchases of Equity Securities

The Company is a wholly-owned subsidiary of ASI.  There is no public market for the Company's common stock.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's  Discussion and Analysis of Financial  Condition and Results of Operations  ("MD&A") addresses the consolidated  financial condition  of American  Skandia  Life  Assurance  Corporation  as of December  31, 2004,  compared  with  December  31,  2003,  and its consolidated results of operations for the years ended December 31, 2004 and 2003.

For purposes of MD&A, no explicit  distinction is made between the  pre-purchase  accounting  periods and the post purchase  accounting periods.

Overview

 The Company offers a wide array of annuities,  including:  (1) certain  deferred and immediate  annuities that are registered with the
Securities and Exchange  Commission,  including  variable  annuities with fixed interest rate investment  options that include a market value  adjustment  feature;  (2) certain other fixed  deferred  annuities  that are not  registered  with the  Securities  and Exchange
Commission;  and (3) fixed,  adjustable  and variable  immediate  annuities.  These  markets are subject to regulatory  oversight  with particular  emphasis  placed on company  solvency  and sales  practices.  These  markets  are also  subject to  increasing  competitive pressure as the legal barriers,  which have historically  segregated the markets of the financial services industry,  have been changed through both  legislative  and judicial  processes.  Regulatory  changes have opened the insurance  industry to competition  from other financial  institutions,  particularly  banks and mutual funds that are positioned to deliver  competing  investment  products  through large, stable distribution channels.

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

      o    our ability to manufacture and distribute  products and services and to introduce new products gaining market  acceptance on a timely basis;

      o    our ability to price our insurance  products at a level that enables us to earn a margin over the cost of providing benefits and the expense of acquiring customers and administering those products;

      o    our mortality and morbidity experience on annuity products;

      o    our  persistency  experience,  which affects our ability to recover the cost of acquiring new business over the lives of the contracts;

      o    our cost of administering insurance contracts and providing asset management products and services;

      o    our returns on invested assets, net of the amounts we credit to policyholders' accounts;

      o    our amount of assets under  management and changes in their fair value,  which affect the amount of asset management fees we receive;

      o    our ability to generate  favorable  investment  results through  asset/liability  management and strategic and tactical asset allocation; and

      o   our ability to maintain our credit and financial strength ratings.

Application of Critical Accounting Policies

The preparation of financial  statements in conformity with accounting  principles  generally accepted in the United States of America, or GAAP,  requires the  application  of accounting  policies that often involve a  significant  degree of judgment.  Management,  on an ongoing basis,  reviews  estimates and  assumptions  used in the  preparation of financial  statements.  If management  determines that modifications in assumptions and estimates are appropriate given current facts and  circumstances,  results of operations and financial position as reported in the Consolidated Financial Statements could change significantly.

The following  sections  discuss the accounting  policies  applied in preparing our financial  statements that management  believes are most dependent on the application of estimates and assumptions.

Purchase accounting
In  accordance  with  purchase  accounting  guidelines,  the  Company  "fair  valued"  its  assets  and  liabilities  as of the date of acquisition.  The most significant  adjustments related to assigning the unamortized  deferred policy acquisition costs ("DAC") asset a value of zero,  the future fees  payable to ASI  liability  was  decreased  by $256.6  million and an asset for  valuation  of business acquired  ("VOBA") was  established  for $440.1  million (see Notes 4, 5 and 6 in the December 31, 2004 financial  statements  included herein for further discussion).

Valuation of investments
As prescribed by GAAP, we present our investments  classified as available for sale,  including  fixed maturity and equity  securities, and our  investments  classified  as trading,  at fair value in the  statements of financial  position.  The fair values for our public fixed maturity  securities and our public equity  securities  are based on quoted market prices or estimates from  independent  pricing services.  However,  for our investments in private securities such as private placement fixed maturity  securities,  which comprise 3%
of our  investments  as of December  31,  2004,  this  information  is not  available.  For these  private  investments,  fair value is determined  typically by using a discounted cash flow model,  which considers  current market credit spreads for publicly traded issues with similar terms by companies of comparable credit quality,  and an additional spread component for the reduced liquidity  associated with  private  placements.  This  additional  spread  component  is  determined  based on  surveys  of various  third  party  financial institutions.

For fixed  maturities  classified  as  available  for sale,  the  impact of changes in fair value is  recorded  in  "Accumulated  other comprehensive  (loss)  income," a separate  component of equity.  However,  the carrying value of these  securities is reduced,  with a corresponding  charge to  earnings,  when a  decline  in value is  considered  to be other  than  temporary.  Factors  we  consider  in determining  whether a decline in value is other than  temporary  include:  the extent  (generally  if greater  than 20%) and  duration
(generally if greater than six months) of the decline;  the reasons for the decline in value  (credit event or interest rate  related);
our  ability  and  intent to hold the  investment  for a period of time that will  allow for a  recovery  of value;  and the  financial condition and near-term  prospects of the issuer.  When it is determined that a decline in value is other than temporary,  the carrying value of the security is reduced to fair value, with a corresponding  charge to earnings.  This corresponding  charge is referred to as an  impairment  and is reflected in "Realized  investment  (losses)  gains,  net" in the  Consolidated  Statements  of  Operations  and
Comprehensive  Income.  The level of impairment  losses can be expected to increase when economic  conditions  worsen and decrease when economic conditions improve.

As of the date of acquisition,  the Company changed its classification of equity securities held in support of a deferred  compensation plan from available -for sale to trading.  New management made this decision to align with Prudential  Financial's  accounting  policy.
These equity  securities were fair valued on May 1, 2003 under purchase  accounting and therefore there was no income  statement impact for the  change in  classification.  Such  investments  are now  carried at fair value  with  changes  in  unrealized  gains and losses reported in the Consolidated Statements of Operations and Comprehensive Income, as a component of "Other income."

Deferred policy acquisition costs
We capitalize  costs that vary with and are related  primarily to the  acquisition of new and renewal  annuity  contracts.  These costs include  primarily  commissions,  costs of policy issuance and  underwriting  and other variable  expenses.  We amortize these deferred policy  acquisition  costs,  or DAC, over the expected lives of the  contracts,  based on the level and timing of either gross margins, gross profits,  or gross  premiums,  depending on the type of contract.  As of December 31, 2004 and 2003, DAC in our annuity  business was $300.9 million and $122.5 million, respectively.

DAC associated with our annuity  contracts is amortized over the life of these policies in proportion to gross profits.  In calculating gross profits,  we consider  mortality,  persistency,  and other elements as well as rates of returns on  investments  associated  with these  contracts.  We regularly  evaluate and adjust the related DAC balance with a  corresponding  charge or credit to current  period earnings for the effects of our actual gross profits and changes in our  assumptions  regarding  estimated  future gross  profits.  Our evaluation  of DAC  related  to  variable  annuity  contracts  considers  expected  gross  profits  that  would be  generated  within a pre-established  reasonably  possible range,  or corridor,  of future rate of return  scenarios.  Adjustments to DAC are made only when our long-term view of investment  returns  considered in our estimates of future gross profits  results in a DAC balance outside of the corridor.  However,  notwithstanding  our corridor  approach,  we may  determine  that a revision of our expected  gross  profits and a related adjustment to our DAC is necessary if changes in additional factors,  such as policyholder  activity,  suggest that our current view of expected gross profits may no longer  represent our best estimate.  For variable  annuity  contracts,  DAC is more sensitive to these  effects due  primarily to the  significant  portion of gross  profits that is dependent  upon the total rate of return on assets held in separate account  investment  options,  and the shorter average life of the contracts.  This rate of return influences the fees we earn,  costs we incur  associated  with minimum  death benefit and other  contractual  guarantees  specific to our variable  annuity contracts, as well as other sources of profit.

In evaluating the DAC for our annuity  products future rate of return  assumptions are evaluated using a reversion to mean approach,  a common  industry  practice.  Under this approach,  we consider  actual returns over a period of time and project returns for the future period so that the assets  grow at the  expected  rate of return for the  entire  period.  If the  projected  future  rate of return is greater than our maximum future rate of return, we use our maximum reasonable future rate of return.  For variable annuities  products, our expected rate of return is 8% per annum,  which  reflects an expected  rate of return of 8.9% per anum for equity type assets.  The future  equity rate of return used varies by annuity  product,  but was under 8.9% per annum for all of our variable  annuity  products for our evaluation of deferred policy acquisition costs as of December 31, 2004.

To demonstrate  the  sensitivity of our variable  annuity DAC balance  relative to our future rate of return,  increasing or decreasing our future rate of return by 100 basis  points  would have  required  us to consider  adjustments,  subject to our  application  of the corridor  approach,  to that DAC balance as follows.  The information  provided in the table below considers only the effect of changes in our projected rate of return and not changes in any other  assumptions such as persistency,  mortality,  or expenses included in our evaluation of DAC.

                                                                         Increase/(Reduction)
                                                                                in DAC
                                                                        -----------------------
                                                                        -----------------------
                                                                            (in millions)
   Increase in projected rate of return by 100 basis points.....     $                     3.6
   Decrease in projected rate of return by 100 basis points.....     $                    (3.7)

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

The Company has determined,  using  assumptions for lapses,  mortality,  free withdrawals and a long-term fund growth rate of 8% on the
Company's assets under management,  that the discounted  estimated future payments to ASI would be $222.6 million and $337.1 million as of December 31, 2004 and 2003, respectively.

Taxes on Income

Tax  regulations  require  items to be included in the tax return at  different  times than the items are  reflected  in the  financial statements.  As a result,  the effective tax rate  reflected in the financial  statements is different  than the actual rate applied on the tax  return.  Some of these  differences  are  permanent  such as expenses  that are not  deductible  in our tax  return,  and some differences  are temporary,  reversing over time,  such as valuation of insurance  reserves.  Timing  differences  create  deferred tax assets and  liabilities.  Deferred tax assets  generally  represent items that can be used as a tax deduction or credit in future years for which we have already recorded the tax benefit in our income statement.  Deferred tax liabilities  generally  represent tax expense recognized  in our  financial  statements  for which  payment has been  deferred,  or  expenditures  for which we have already  taken a deduction in our tax return but have not yet recognized in our financial  statements.  The  application of GAAP requires us to evaluate the  recoverability of our deferred tax assets and establish a valuation  allowance if necessary to reduce our deferred tax asset to an amount  that is more  likely  than not to be  realized.  Realization  of certain  deferred  tax  assets is  dependent  upon  generating sufficient taxable income in the appropriate  jurisdiction prior to the expiration of the carry-forward  periods.  Although realization is not  assured,  management  believes  it is more likely  than not the  deferred  tax assets,  net of  valuation  allowances,  will be realized.

Our  accounting  represents  management's  best  estimate  of future  events  that can be  appropriately  reflected  in the  accounting estimates.  Certain  changes or future  events,  such as changes in tax  legislation,  geographic mix of earnings and completion of tax audits could have an impact on our estimates and effective tax rate.
To the  extent our  effective  tax rate  increases  or  decreases  by 1 percent  of income  from  operations  before  income  taxes and cumulative effect of accounting change,  consolidated  income before and cumulative effect of accounting change would have increased or declined by $1.4 million in 2004.

The amount of income  taxes  paid by the  Company is subject  to  ongoing  audits in  various  jurisdictions.  We reserve  for our best estimate of  potential  payments/settlements  to be made to the Internal  Revenue  Service and other  taxing  jurisdictions  for audits on-going or not yet commenced.

Reserves for contingencies
A contingency is an existing  condition that involves a degree of uncertainty  that will  ultimately be resolved upon the occurrence of future events.  Under U.S. GAAP,  reserves for  contingencies  are required to be established when the future event is probable and its impact can be reasonably  estimated.  An example is the  establishment  of a reserve for losses in connection with an unresolved  legal matter.  The initial  reserve  reflects  management's  best estimate of the probable  cost of ultimate  resolution of the matter and is revised accordingly as facts and circumstances  change and,  ultimately,  when the matter is brought to closure. In situations in which the  Company is to be  indemnified  by SICL,  there will be no  financial  impact on the  Consolidated  Statements  of  Operations  and
Comprehensive Income.  See Note 12 to the Consolidated Financial Statements for a further discussion of indemnification agreements.

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

The Company's Changes in Financial Position and Results of Operations are described below.

Changes in Financial Position

2004 versus 2003

From  December 31, 2003 to December  31, 2004 total  assets  increased  by $3.1  billion  from $27.2  billion to $30.3  billion.  Sales activity  during the year ended  December 31, 2004 resulted in an increase in deferred  policy  acquisition  costs ("DAC") and deferred purchase  credits of $178.3  million  and $74.2  million,  respectively.  In  addition,  fixed  maturities  increased  by $1.3  billion primarily  due to the January 1, 2004  adoption  of  Statement  of Position  ("SOP")  03-1,  "Accounting  and  Reporting  by  Insurance
Enterprises  for  Certain  Nontraditional  Long-Duration  Contracts  and for  Separate  Accounts"  issued by the  Accounting  Standards
Executive  Committee  ("AcSEC") of the American Institute of Certified Public Accountants  ("AICPA").  SOP 03-1 requires the conversion of certain  individual MVA annuity contracts from separate account  accounting  treatment to general account  accounting  treatment and has the effect of establishing  reserves for guaranteed  minimum death benefit ("GMDB")  provisions of the Company's annuity contracts.
Separate account assets  increased by $1.2 billion,  which includes a $3.0 billion  increase  primarily from market value  appreciation and  positive net flows and a $1.8  billion  decrease due to the SOP 03-1  reclassification  of the assets  supporting  the fixed,  MVA liability to general account accounting  treatment.  Short-term  investments  increased by $384.4 million primarily due to the adoption of SOP 03-1 in addition to the  initiation of a securities  lending  program and the expansion of repurchase  agreements.  Valuation of business acquired ("VOBA") decreased by $168.0 million, primarily related to the adoption of SOP 03-1.

During  the year,  liabilities  increased  by $3.0  billion  from $26.6  billion  to $29.6  billion.  Policyholders'  account  balances increased by $1.3 billion  primarily due to the SOP 03-1  reclassification  of the fixed,  MVA liability to general account  accounting treatment for $1.8 billion  partially  offset by a $117.1 million  decrease in this liability  because of the SOP 03-01  requirement to record this  liability  at accreted  value  instead of market value as well as negative  net flows  activity.  As a result of favorable market  returns  during  2004,  we  experienced  significant  transfers of customer  account  values from the MVA option to mutual fund options  included in separate account  liabilities.  Separate account  liabilities  increased by $1.2 billion,  as described above. SOP
03-1 also  required  the  Company to record a GMDB  liability  for $8.6  million  on January 1, 2004 which grew to $26.4  million as of
December  31, 2004.  During the year,  short-term  and  long-term  borrowings  increased  $24.4  million and $135.0  respectively.  The proceeds from these  borrowings  were used to support working capital needs.  During 2004, the Company  initiated a securities  lending program and expanded its  repurchase  agreements to enhance yield  performance,  which  resulted in an increase in cash  collateral for loan  securities and  securitizations  sold under  agreement to repurchase of $291.3 million and $12.5  million,  respectively.  Future fees payable to ASI decreased $107.3 million during the year due to amortization.

Other  liabilities  increased  by $160.1  million from $208.2  million to $368.3  million due to an increase in drafts  outstanding  of
$103.0 million.  In addition,  during the third quarter of 2004, the Company  identified a  system-generated  calculation  error in its annuity  contract  administration  system.  This error related to the calculation of amounts due to customers for certain  transactions subject to a market  value  adjustment  upon the  surrender  or transfer of monies out of their  annuity  contract's  fixed  allocation options.  The error  resulted in an  aggregate  underpayment  to  policyholders  of  approximately  $27.0  million.  A reserve of $32.0 million for the amount of the  underpayment  and related  costs to the company is included in Other  liabilities  at December 31, 2004.
Current  year net income was  reduced by $3 million  for the  effect of the error in respect of  transactions  that  occurred  in prior years, net of related amortization and taxes.

Results of Operations

2004 versus 2003

Net Income
Net income of $89.9  million for 2004  decreased  $8.8 million  from $98.7  million in 2003.  Net income in 2004  includes a cumulative effect of  accounting  change charge of $17.1  million,  net of taxes,  related to the January 1, 2004 adoption of SOP 03-1.  Excluding the cumulative  effect charge,  net income  increased by $8.3 million.  Policy charges and fee income  increased $7.4 million and asset management fees increased by $17.9 due to favorable  market  conditions  partially offset by higher general,  administrative  and other expenses of $6.9 million and higher  benefit  costs.  Further  details  regarding the components of revenues and expenses are described in the following paragraphs.

Revenues
Consolidated  revenues  increased by $91.5 million,  from $484.1 million to $575.6 million.  Net investment  income  increased by $65.0 million  primarily due to the adoption of SOP 03-1 as a result of classifying  interest credited on account balances of our MVA annuity contracts as interest credited in the current year as opposed to net investment income in the prior year period.

Policy  charges and fee income  increased by $7.4  million.  Mortality  and expense  charges  ("M&E")  increased by $56.9  million as a result  of the  increase  in the  in-force  business.  Annuity  fees are  mainly  asset-based  fees,  which are  dependent  on the fund balances.  Average annuity separate account fund balances have increased as a result of favorable  valuation  changes in the securities market over the past year and  positive  net flows,  resulting  in an increase in policy  charges and fee income.  The  increase in M&E fees was partially  offset by a $41.7 million realized market value  adjustment  expense on the Company's fixed,  market value adjusted investment option related to the adoption of SOP 03-1.  In addition, surrender charges declined by $5.0 million.

Asset  management  fees  increased by $17.9  million from December 31, 2003 to December 31, 2004 as a result of higher  average  assets under  management  compared to last year.  Asset  management  fees are  asset-based  fees,  which are dependent on the amount of assets under management.

Benefits and Expenses
Policyholders'  benefits  increased by $19.3 million from $67.6 million in 2003 to $86.9  million in 2004.  Although  claims paid under our minimum death benefit  guarantees  declined by $11.9 million as a result of improved equity  markets,  we increased our reserve for guaranteed  minimum  death and living  benefits by $18.5  million as required  under SOP 03-01.  In addition,  policyholder's  benefits increased due to an increase in reserves for payout annuity  contracts with life contingency as a result of increased  premiums as well as an increase in costs incurred relating to reinsurance transactions.

As of December 31, 2004, the death benefit coverage in force  (representing  the amount that we would have to pay if all annuitants had died on that date) was  approximately  $2.9  billion.  The death  benefit  coverage in force  represents  the excess of the  guaranteed benefit amount over the account value.  The GMDB feature  provides  annuity contract holders with a guarantee that the benefit received at death will be no less than a prescribed  minimum  amount.  This minimum amount is generally  based on the net deposits paid into the contract  and, for greater than 80% of the business in force as of December 31, 2004,  this minimum  guarantee is  applicable  only for the first ten contract  years or until a specified  attained age. To the extent that the GMDB is higher than the current  account value at the time of death,  the Company incurs a cost. This results in increased  annuity policy benefits in periods of declining  financial markets and in periods of stable  financial  markets  following a decline.  Effective  January 1, 2004,  the Company  adopted SOP 03-1, which  requires us to record such a liability  based on application of an expected  benefit ratio to "cumulative  assessments"  through the balance sheet date,  and then  subtracting  "cumulative  excess  payments"  through that date.  The GMDB reserve as of December 31,
2004 amounted to $26.4 million.

In addition to establishing a liability  associated with the GMDB feature,  SOP 03-1 required a change in valuation and presentation of our liability  associated with the market value  adjustment  ("MVA") feature  contained in certain annuity  contracts.  The MVA feature requires  the  Company to pay to the  contract  holder  upon  surrender  the  accreted  value of the fund as well as a MVA based on the crediting  rates on the  contract  surrendered  compared  to  crediting  rates on newly  issued  contracts.or  an index rate at time of surrender,  if  applicable.  The MVA may  increase or decrease  the amount due to the  contract  holder.  At December  31,  2003,  this liability was recorded at market value,  which  considered the effects of unrealized  gains and losses in contract value resulting from changes in crediting rates.  Upon adoption of SOP 03-1, the Company  reclassified  this liability from "Separate  account  liabilities"
to  "Policyholders'  account  balances"  and reduced it by $117.1  million to reflect  accreted  value,  which  excludes  the effect of unrealized  gains and losses in contract  value  resulting  from  changes in  crediting  rates.  However,  in valuing the  valuation of business  acquired  ("VOBA")  established  at the date of  acquisition,  we  considered  the effect of  unrealized  gains and losses in contract  value  associated  with  annuities  containing  the MVA feature on future  cash  flows.  As a result,  the  reduction  in the liability for the MVA feature resulted in a net decrease in VOBA of $128.9 million, and lower future amortization.

Interest  credited to  policyholder  account  balances  increased by $61.7  million  primarily  due to the adoption of SOP 03-1,  which accounted for $68.2 million of the increase.  As discussed above,  prior to January 1, 2004,  interest credited was recorded within net investment  income.  This  increase  was  partially  offset by  decreased  amortization  of deferred  purchase  credits of $2.3 million consistent with decreased amortization of DAC, primarily as a result of purchase accounting.

General,  administrative,  and other  expenses  increased  by $6.9  million  from the prior year.  There was an  increase of  allocated corporate  overhead  from  Prudential  Financial to the Company of $13.6 million in 2004.  There was also a $13.2  million  increase in expense  related to future  fees  payable to ASI.  Expenses  result when the actual  cash flow  payable to ASI under the sale  purchase agreements  exceed the  amortization of the fees payable  liability.  Due to purchase  accounting and increasing  asset values of those annuity  contracts,  driven by the improving equity markets,  cash flows, and therefore expenses have increased from prior year levels.
Additionally,  commissions,  net of  capitalization,  increased by $12.2  million in the current year as a result of increased  average assets under  management  as well as increased  sales levels in the current year.  The current year also included a contingent  reserve of $5 million for anticipated  costs  associated with the remediation of a calculation  error of amount due to customers upon surrender or transfer from the  Company's  MVA option.  Offsetting  the increase was a decrease in DAC  amortization  of $22.0 million due to the
Company's  DAC  asset  being  assigned  a fair  value of zero,  consistent  with  purchase  accounting  guidance  as of the date of the acquisition.  Additionally,  VOBA  amortization  decreased by $14.9 million due to the adjustment of VOBA recorded upon adoption of SOP
03-1, as explained above.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

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

Asset/Liability Management
The  Company's  asset/liability  management  strategies  seek to match  the  interest  rate  sensitivity  of the  assets to that of the underlying  liabilities and to construct asset mixes  consistent with product  features,  such as interest  crediting  strategies.  The
Company also considers  risk-based capital  implications in its asset/liability  management  strategies.  The Company seeks to maintain interest rate and equity exposures  within  established  ranges,  which are  periodically  adjusted based on market  conditions and the design of related  insurance  products sold to customers.  The Company's risk managers,  who work with portfolio and asset managers but under separate  management,  establish  investment risk limits for exposures to any issuer,  or type of security and oversee efforts to manage risk within policy constraints set by management and approved by the Board of Directors.

We use  duration  and  convexity  analyses to measure  price  sensitivity  to interest  rate  changes.  Duration  measures the relative sensitivity  of the fair value of a  financial  instrument  to changes in  interest  rates.  Convexity  measures  the rate of change of duration  with  respect to changes in interest  rates.  We seek to manage our  interest  rate  exposure by legal entity by matching the relative  sensitivity  of asset and  liability  values to interest  rate  changes,  or  controlling  "duration  mismatch" of assets and liabilities.  We have target duration mismatch  constraints for each entity.  As of December 31, 2004 and 2003, the difference  between the pre-tax  duration of assets and the target  duration of  liabilities in our duration  managed  portfolios was within our constraint limits. We consider risk-based capital implications in our asset/liability management strategies.

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

Market Risk Related to Interest Rate Risk
Fluctuations  in interest  rates can  potentially  impact the  Company's  profitability  and cash flows.  At December 31, 2004,  95% of assets held under management by the Company are in non-guaranteed  separate  accounts for which the Company's  interest rate and equity market exposure is not  significant,  as the contract owner assumes  substantially  all of the investment  risk. Of the remaining 5% of assets,  the interest  rate risk from  contracts  that carry  interest  rate exposure is managed  through an  asset/liability  matching program which takes into account estimates of the risk variables of the insurance liabilities supported by the assets.

At December 31, 2004,  the Company held fixed  maturity  investments  in its general  account that are sensitive to changes in interest rates.  These  securities are held in support of the Company's fixed immediate  annuities,  fixed  supplementary  contracts,  the fixed investment option offered in its variable life insurance contracts, and in support of the Company's target solvency capital.

The Company assesses  interest rate sensitivity for its financial  assets,  financial  liabilities and derivatives  using  hypothetical test  scenarios  which assume both upward and  downward 100 basis point  parallel  shifts in the yield curve from  prevailing  interest rates.  The following  tables set forth the potential loss in fair value from a  hypothetical  100 basis point upward shift at December
31, 2004 and 2003,  because this  scenario  results in the greatest net exposure to interest  rate risk of the  hypothetical  scenarios tested at those  dates.  While the test  scenario is for  illustrative  purposes  only and does not reflect  management's  expectations regarding  future  interest rates or the  performance of fixed income  markets,  it is a near-term,  reasonably  possible  hypothetical change that  illustrates  the  potential  impact of such  events.  These test  scenarios do not measure the changes in value that could result  from  non-parallel  shifts in the yield  curve,  which would be expected  to produce  different  changes in discount  rates for different  maturities.  As a result,  the actual loss in fair value from a 100 basis point change in interest  rates could be different from that indicated by these calculations.

                                                      December 31, 2004
                                  -----------------------------------------------------------
                                  ----------------------------------------------------------
                                                                Hypothetical
                                                                 Fair Value
                                                                After + 100
                                    Notional         Fair       Basis Point   Hypothetical
                                      Value         Value         Parallel      Change in
                                  (Derivatives)                 Yield Curve    Fair Value
                                                                   Shift
                                  ----------------------------------------------------------
Financial Assets with Interest                          (In millions)
Rate Risk:
Financial Assets:
   Fixed Maturities:
     Available for Sale                           $     1,772    $     1,695    $      (77)
   Policy Loans                                            10             10             -

Derivatives:
     Futures                              $ 117            (1)             6            (7)

                                                                              --------------
Total Estimated Potential Loss                                                  $      (84)
                                                                              ==============

                                                   December 31, 2003
                                     -----------------------------------------------
                                     -----------------------------------------------
                                                      Hypothetical
                                                       Fair Value
                                                      After + 100
                                                      Basis Point    Hypothetical
                                          Fair          Parallel       Change in
                                          Value       Yield Curve     Fair Value
                                                         Shift
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

Item 9.  Changes in and Disagreements with Independent Accountants on Accounting and Financial Disclosure

None.

Item 9a.  Controls and Procedures

In order to ensure that the  information  we must  disclose in our filings with the  Securities  and Exchange  Commission  is recorded, processed,  summarized,  and reported on a timely basis,  the Company's  management,  including our Chief  Executive  Officer and Chief
Financial  Officer,  have reviewed and evaluated the  effectiveness of our disclosure  controls and procedures,  as defined in Exchange
Act Rules  13a-15(e)  and  15d-15(e),  as of  December  31,  2004.  Based on such  evaluation,  the Chief  Executive  Officer and Chief
Financial  Officer have  concluded  that, as of December 31, 2004,  our  disclosure  controls and  procedures  were effective in timely alerting  them to material  information  relating to us required to be included in our periodic  SEC filings.  There has been no change in our internal  control over financial  reporting  during the quarter ended December 31, 2004,  that has  materially  affected,  or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9b. Other Information

None.
                                                               PART III

Item 10. Directors and Executive Officers of the Registrant

We have adopted a code of conduct,  known as "Making the Right Choices",  which applies to our chief executive officer, chief financial officer,  and our  controller,  as well as to our directors and other  employees.  Making the Right Choices  contains a code of ethics, which is posted on our website at  www.investor.prudential.com.  Our code of ethics,  any  amendments  and any waiver under our code of
ethics   granted  to  any  of  our   directors  or  executive   officers   will  be  available   free  of  charge  on  our  website  at
www.investor.prudential.com.

Item 14.  Principal Accounting Fees and Services

The Audit  Committee of the Board of Directors of  Prudential  Financial has appointed  PricewaterhouseCoopers  LLP as the  independent auditor of Prudential  Financial  and certain of its domestic and  international  subsidiaries,  including  the  Registrant.  The Audit
Committee  has  established  a policy  requiring its  pre-approval  of all audit and  permissible  non-audit  services  provided by the independent  auditor.  The specific  information  called for by this item is hereby  incorporated by reference to the section  entitled
"Item 2 - Ratification of the Appointment of Independent Auditors" in Prudential  Financial's definitive proxy statement for the Annual
Meeting of  Shareholders  to be held on June 7, 2005, to be filed with the  Securities and Exchange  Commission  pursuant to Regulation
14A within 120 days after December 31, 2004.

                                                                PART IV

Item 15.  Exhibits and Financial Statement Schedules
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

     (2) Financial Statement Schedules               None.*

     (3) Exhibits

         2.       None.

         3.       (i)   Certificate Restating the Certificate of Incorporation of American Skandia Life Assurance Corporation, dated
                  February 8, 1988 is incorporated by reference to the Company's Form 10-K, Registration No. 33-44202, filed March 27,
                  2004.

                  (ii)   Certificate of Amendment to the Restated Certificate of Incorporation of American Skandia Life Assurance
                  Corporation, dated December 17, 1999 is incorporated by reference to the Company's Form 10-K, Registration No.
                  33-44202, filed March 27, 2004.

                  (iii)  By-Laws of American Skandia Life Assurance Corporation, as amended June 17, 1998, are incorporated by reference to the Company's Form 10-K, Registration No. 33-44202, filed March 27, 2004.

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

         16.      None.

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

                                                              SIGNATURES

Pursuant to the  requirements  of Section 13, or 15 (d) of the  Securities  Exchange Act of 1934,  the  Registrant has duly caused this report to be signed on its behalf by the undersigned,  thereunto duly authorized,  in the city of Shelton,  and state of Connecticut on the 30th  day of March 2005.

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                                                             (Registrant)

                                            By:     /s/  Michael A. Bohm
                                                  Michael A. Bohm
                                                  Executive Vice President and Chief Financial Officer
                                                  (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the  requirements  of the Securities  Exchange Act of 1934,  this report has been signed below by the following  persons on behalf of the Registrant and in the capacities indicated on March 30, 2005.

Name                                                                   Title

James J. Avery, Jr.  *                                                 Director
James J. Avery, Jr.

/s/ Michael A. Bohm                                                    Executive Vice President and Chief Financial Officer
Michael A. Bohm

Charles E. Chaplin  *                                                  Director
Charles E. Chaplin

Helen M. Galt  *                                                       Director
Helen M. Galt

Bernard J. Jacob  *                                                    Director
Bernard J. Jacob

Ronald Paul Joelson  *                                                 Director
Ronald Paul Joelson

/s/ David R. Odenath, Jr.                                            Chief Executive Officer, President and
Director
David R. Odenath, Jr.

Andrew J. Mako  *                                                      Director
Andrew J. Mako

                                            * By:    /s/  Michael A. Bohm
                                                       Michael A. Bohm
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

                                                      December 31, 2004 and 2003

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION

                                              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Statements                                                                                  Page No.

     AMERICAN SKANDIA LIFE ASSURANCE CORPORATION

     Report of Independent Registered Public Accounting Firm                                            F - 2

     Consolidated Financial Statements:

         Consolidated Statements of Financial Position
         December 31, 2004 and 2003                                                                     F - 4

         Consolidated Statements of Operations and Comprehensive Income
         Year ended December 31, 2004, Eight months ended December 31, 2003,
         Four months ended April 30, 2003 and Year ended December 31, 2002                              F - 5

         Consolidated Statements of Stockholder's Equity
         Year ended December 31,2004, Eight months ended December 31, 2003,
         Four months ended April 30, 2003 and Year ended December 31, 2002                              F - 6

         Consolidated Statements of Cash Flows
         Year ended December 31, 2004, Eight months ended December 31, 2003,
         Four months ended April 30, 2003 and Year ended December 31, 2002                              F - 7

         Notes to Consolidated Financial Statements                                                     F - 8

                                        Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder
of American Skandia Life Assurance Corporation:

In our opinion,  the financial  statements listed in the accompanying  index present fairly, in all material  respects,  the financial position of American  Skandia  Life  Assurance  Corporation  (an indirect  wholly-owned  subsidiary  of  Prudential  Financial,  Inc., effective May 1, 2003) at December 31, 2004 and December 31, 2003,  and the results of its  operations and its cash flows for the year ended December 31, 2004 and the eight months ended December 31, 2003 in conformity with accounting  principles  generally  accepted in the United States of America.  These financial  statements are the responsibility of the Company's  management.  Our responsibility is to express an opinion on these financial  statements  based on our audits.  We conducted our audits of these  statements in accordance with the  standards of the Public  Company  Accounting  Oversight  Board (United  States).  Those  standards  require that we plan and perform the audit to obtain reasonable  assurance about whether the financial statements are free of material  misstatement.  An audit includes  examining,  on a test basis,  evidence  supporting the amounts and  disclosures in the financial  statements,  assessing the
accounting  principles  used  and  significant  estimates  made  by  management,   and  evaluating  the  overall  financial  statement
presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2,  effective  January 1, 2004,  the Company  adopted  Statement of Position  03-1,  "Accounting  and Reporting by
Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts."

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut
March 17, 2005

                                        Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder
of American Skandia Life Assurance Corporation:

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the results of operations and cash flows of American Skandia Life Assurance Corporation (an indirect wholly-owned subsidiary of Prudential
Financial, Inc., effective May 1, 2003) for the period January 1, 2003 through April 30, 2003 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those
standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut
February 27, 2004

                                                    Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of
    American Skandia Life Assurance Corporation
Shelton, Connecticut

We have audited the consolidated  statements of operations  and  comprehensive  income (loss),stockholder's  equity,  and cash flows of American Skandia Life Assurance Corporation (the Company) for the year ended December 31, 2002. These financial statements are the responsibility of the Company's  management.  Our  responsibility is to express an opinion on these financial  statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those
standards require that we plan  and  perform  the  audit to  obtain  reasonable  assurance  about  whether  the  financial statements  are  free of  material misstatement.  An audit  includes  examining,  on a test  basis,  evidence  supporting  the amounts and  disclosures  in the  financial statements.  An audit also includes assessing the accounting principles used and significant  estimates made by management,  as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion,  the financial  statements  referred to above present fairly,  in all material  respects,  the  consolidated results of operations and cash flows of American  Skandia  Life  Assurance  Corporation for the year ended December  31,  2002, in conformity  with  U.S. generally accepted accounting principles.

As  discussed  in Note 2, in 2002 the  Company  adopted  Statement  of  Financial  Accounting  Standards  No. 142,  Goodwill  and
Other Intangible Assets.

/s/ ERNST & YOUNG LLP

Hartford, Connecticut
February 3, 2003

American Skandia Life Assurance Corporation

Consolidated Statements of Financial Position
December 31, 2004 and 2003 (in thousands)
------------------------------------------------------------------------------------------------------------------------------------

                                                                               2004                 2003
                                                                         ------------------   -----------------
ASSETS
Fixed maturities available for sale,
   at fair value (amortized cost, 2004: $1,737,949; 2003: $427,705)        $   1,771,976        $     425,231
Trading account assets, at fair value                                             47,316               59,485
Equity securities available for sale, at fair value (cost of $11,238)             11,567                    -
Policy loans                                                                      10,323                8,371
Short-term investments                                                           423,971               39,587
                                                                         ------------------   -----------------
   Total investments                                                           2,265,153              532,674
Cash and cash equivalents                                                         72,854                6,300
Deferred policy acquisition costs                                                300,901              122,572
Accrued investment income                                                         22,321                3,969
Reinsurance recoverable                                                                -                3,819
Receivables from Parent and affiliates                                             5,098                3,200
Income taxes receivable                                                          244,932              222,422
Valuation of business acquired                                                   234,167              402,169
Deferred purchase credits                                                        144,395               70,188
Other assets                                                                      53,332               24,380
Separate account assets                                                       26,984,413           25,817,612
                                                                         ------------------   -----------------
TOTAL ASSETS                                                               $  30,327,566        $  27,209,305
                                                                         ==================   =================

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
Policyholders' account balances                                            $   1,411,483        $     132,234
Future policy benefits and other policyholder liabilities                         51,078               13,681
Payables to Parent and affiliates                                                 24,182               16,396
Cash collateral for loaned securities                                            291,299                    -
Securities sold under agreements to repurchase                                    33,373               20,850
Short-term borrowing                                                             140,363              116,000
Long-term borrowing                                                              135,000                    -
Future fees payable to American Skandia, Inc. ("ASI")                            200,597              307,879
Other liabilities                                                                368,308              208,156
Separate account liabilities                                                  26,984,413           25,817,612
                                                                         ------------------   -----------------
Total liabilities                                                             29,640,096           26,632,808
                                                                         ------------------   -----------------

Contingencies (See Note 12)

Stockholder's Equity
Common stock, $100 par value;
     25,000 shares, authorized,
     issued and outstanding                                                        2,500                2,500
Additional paid-in capital                                                       484,425              485,100
Retained earnings                                                                180,759               90,856
Deferred compensation                                                               (904)                (360)
Accumulated other comprehensive income (loss)                                     20,690               (1,599)
                                                                                              -----------------
                                                                         ------------------   -----------------
Total stockholder's equity                                                       687,470              576,497
                                                                         ------------------   -----------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                 $  30,327,566        $  27,209,305
                                                                         ==================   =================

                                            See Notes to Consolidated Financial Statements

     The purchase method of accounting was used to record the fair values of assets acquired and liabilities assumed by Prudential
       Financial, Inc. and "pushed-down" to the Company. This accounting has most notably resulted in decreased amortization and depreciation compared to periods prior to the Acquisition. Accordingly, the accompanying financial statements of the Company, when indirectly wholly-owned by Skandia Insurance Company Ltd., and the Company, currently indirectly wholly-owned by Prudential
                                    Financial, Inc., are not comparable in many material respects.

American Skandia Life Assurance Corporation

Consolidated Statements of Operations and Comprehensive Income
Year ended December 31, 2004, Eight months ended December 31, 2003, Four months ended April 30, 2003 and
----------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 2002 (in thousands)

                                           Successor         Successor           Predecessor      Predecessor
                                         --------------    -------------       --------------   ---------------
                                         --------------    -------------                        ---------------
                                                           Eight months         Four months
                                                               ended            ended April
                                                           December 31,             30,
                                              2004             2003                 2003              2002
                                         --------------    -------------       --------------   ---------------
                                         --------------

REVENUES

Premiums                                  $  17,568         $   7,439           $   2,496         $  3,895
Policy charges and fee income               358,533           241,955             109,213          363,420
Net investment income (losses)               90,459            26,707              (1,289)          18,415
Realized investment (losses) gains,          (8,409)             (472)             (4,601)          22,189
net
Asset management fees                       112,100            66,108              28,092           97,650
Other income                                  5,331             7,862                 618            1,945
                                         --------------    -------------       --------------   ---------------
                                         --------------

Total revenues                              575,582           349,599             134,529          507,514
                                         --------------    -------------       --------------   ---------------
                                         --------------

BENEFITS AND EXPENSES

Policyholders' benefits                      86,948            43,680              23,946           60,415
Interest credited to policyholders'
account balances                             80,120             4,689              13,693           83,911
General, administrative and other
expenses                                    264,514           159,973              97,640          631,255
                                         --------------    -------------       --------------   ---------------
                                         --------------

Total benefits and expenses                 431,582           208,342             135,279          775,581
                                         --------------    -------------       --------------   ---------------
                                         --------------

INCOME (LOSS) FROM OPERATIONS BEFORE
INCOME TAXES AND CUMULATIVE EFFECT OF
ACCOUNTING CHANGE

                                            144,000           141,257                (750)        (268,067)
                                         --------------    -------------       --------------   ---------------
                                         --------------

Income tax expense (benefit)                 37,019            50,401              (8,544)        (102,810)
                                         --------------    -------------       --------------   ---------------
                                         --------------

INCOME (LOSS) FROM OPERATIONS BEFORE
CUMULATIVE EFFECT OF ACCOUNTING CHANGE

                                            106,981            90,856               7,794         (165,257)
                                         --------------    -------------       --------------   ---------------
                                         --------------    -------------       --------------   ---------------

Cumulative effect of accounting
change, net of taxes                        (17,079)                -                   -                -
                                                           -------------       --------------   ---------------
                                         --------------    -------------       --------------   ---------------

NET INCOME (LOSS)                            89,903            90,856               7,794         (165,257)
                                         --------------    -------------       --------------   ---------------
                                         --------------

Other comprehensive income(loss), net
of taxes                                     21,341            (1,599)               (269)          10,930
                                         --------------    -------------       --------------   ---------------
                                         --------------    -------------       --------------   ---------------

COMPREHENSIVE     INCOME (LOSS)
                                          $ 111,244         $  89,257           $   7,525        $(154,327)
                                         ==============    =============       ==============   ===============

                                            See Notes to Consolidated Financial Statements

     The purchase method of accounting was used to record the fair values of assets acquired and liabilities assumed by Prudential
       Financial, Inc. and "pushed-down" to the Company. This accounting has most notably resulted in decreased amortization and depreciation compared to periods prior to the Acquisition. Accordingly, the accompanying financial statements of the Company, when indirectly wholly-owned by Skandia Insurance Company Ltd., and the Company, currently indirectly wholly-owned by Prudential
                                    Financial, Inc., are not comparable in many material respects.

American Skandia Life Assurance Corporation

Consolidated Statements of Stockholder's Equity
Year ended December 31, 2004, Eight months ended December 31, 2003, Four months ended April 30, 2003 and Year ended December 31, 2002 (in thousands)
------------------------------------------------------------------------------------------------------------------------------------------------

                                                                                                    Accumulated
                                       -------------    Adiditional                                    other             Total
                                                         paid-in -     Retained       Deferred      comprehensive    stockholder's
                                           Common         capital      earnings     compensation      income             equity
                                            Stock
                                       -----------------------------------------------------------------------------------------------
                                       -----------------------------------------------------------------------------------------------

Balance, December 31, 2001
(Predecessor)                            $  2,500        $ 335,329    $  239,078   $            - $           761      $   577,668

Net loss                                        -                -      (165,257)            -                 -          (165,257)
Capital contributions                           -          259,720             -             -                 -           259,720
Change in foreign currency
translation       adjustments, net of           -                -              -            -               (630)            (630)
taxes
Change in net unrealized investment
gains, net of reclassification
adjustment        and taxes                     -                -              -            -             11,560           11,560
                                       -----------------------------------------------------------------------------------------------
                                       -----------------------------------------------------------------------------------------------
Balance, December 31, 2002
(Predecessor)                               2,500          595,049        73,821             -            11,691           683,061

Net income                                      -                -         7,794             -                 -             7,794
Capital contributions                           -            2,183             -             -                 -             2,183
Change in foreign currency
translation       adjustments, net of           -                -              -            -               615               615
taxes
Change in net unrealized investment
gains, net of reclassification
adjustment and taxes                     -                -                                             -              (884)             (884)

                                       -----------------------------------------------------------------------------------------------
                                       -----------------------------------------------------------------------------------------------
Balance, April 30, 2003 (Predecessor)       2,500          597,232        81,615             -            11,422           692,769

Acquisition purchase accounting
adjustments (See Footnote 4)                    -         (112,187)      (81,615)            -           (11,422)         (205,224)
                                       -----------------------------------------------------------------------------------------------

Balance, May 1, 2003 opening balance
sheet (Successor)                           2,500          485,045             -             -                 -           487,545

Net income                                      -                -        90,856             -                 -            90,856
Stock-based compensation                        -               55             -             -                 -                55
Deferred compensation program                   -                -             -          (360)                -              (360)
Change in net unrealized investment
gains, net of reclassification
adjustment        and taxes                     -                -             -             -            (1,599)           (1,599)
                                       -----------------------------------------------------------------------------------------------
                                       -----------------------------------------------------------------------------------------------
Balance, December 31, 2003 (Successor)      2,500          485,100        90,856          (360)           (1,599)          576,497

Net income                                                                89,903                                            89,903
Purchase of fixed maturities from an            -             (948)            -             -               948                 -
affiliate, net of taxes
Stock-based compensation                                       273                                                             273
Deferred compensation program                                                             (544)                               (544)
Change in net unrealized investment
gains                                                                                                     21,341            21,341
                                       -----------------------------------------------------------------------------------------------
                                       -----------------------------------------------------------------------------------------------
Balance, December 31, 2004 (Successor)  $   2,500       $  484,425    $  180,759     $    (904)        $  20,690        $  687,470
                                       ===============================================================================================

                                            See Notes to Consolidated Financial Statements

     The purchase method of accounting was used to record the fair values of assets acquired and liabilities assumed by Prudential
       Financial, Inc. and "pushed-down" to the Company. This accounting has most notably resulted in decreased amortization and depreciation compared to periods prior to the Acquisition. Accordingly, the accompanying financial statements of the Company, when indirectly wholly-owned by Skandia Insurance Company Ltd., and the Company, currently indirectly wholly-owned by Prudential
                                    Financial, Inc., are not comparable in many material respects.
American Skandia Life Assurance Corporation

Consolidated Statements of Cash Flows
Year ended December 31, 2004, Eight months ended December 31, 2003, Four months ended April 30, 2003
------------------------------------------------------------------------------------------------------------------------------------------------
and Year ended December 31, 2003 (in thousands)
                                                                   Successor          Successor        Predecessor     Predecessor
                                                                -----------------   ---------------- ---------------- ---------------
                                                                                     Eight months
                                                                                    ended December    Four months
                                                                                       31, 2003       ended April
                                                                      2004                              30, 2003           2002
                                                                -----------------   ---------------- ---------------- ---------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income (loss)                                                 $    89,903         $    90,856      $     7,794       $  (165,257)
Adjustments to reconcile net income (loss) to net cash from
(used in) operating activities:
   Realized investment losses (gains), net                              8,409                 472            4,601         (22,189)
   Amortization and depreciation                                       46,765              58,447            5,288          21,649
   Cumulative effect of accounting change, net of taxes                17,079                   -                -               -
   Change in:
     Policy reserves                                                   34,361               6,580            4,288           3,293
     Accrued investment income                                          6,035                 515             (288)            541
     Net receivable/payable to Parent and affiliates                    5,888              13,509              124         (98,339)
     Policy loans                                                      (1,952)               (774)             (38)         (1,000)
     Deferred policy acquisition costs                               (177,935)           (122,572)         (12,601)        265,737
     Income taxes (receivable) payable                                (24,826)             (3,030)            (464)         37,084
     Other, net                                                        12,140              (1,249)          (3,588)       (169,312)
                                                                -----------------   ---------------- ---------------- ---------------
Cash Flows From (Used in) Operating Activities                         15,867              42,754            5,116        (127,793)
                                                                -----------------   ---------------- ---------------- ---------------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
   Proceeds form the sale/maturity of fixed maturities              2,580,125              75,101          131,628         367,263
available for sale
   Payments for the purchase of fixed maturities available for     (2,196,424)           (103,237)        (135,885)       (388,053)
sale
   Proceeds from the sale of shares in equity securities               88,663              39,920           10,955          34,220
   Payments for the purchase of shares in equity
securities and dividend reinvestments                                 (74,646)            (25,951)         (24,809)        (49,713)
   Other short-term investments, net                                 (377,888)            (39,587)           1,019          26,958
                                                                -----------------   ---------------- ---------------- ---------------
Cash Flows From (Used in) Investing Activities                         19,830             (53,754)         (17,092)         (9,325)
                                                                -----------------   ---------------- ---------------- ---------------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
   Capital contribution                                                     -                   -            2,183         259,720
   Paid in capital transaction associated with the purchase of
fixed                                                                    (948)                  -                -               -
    maturities from an affiliate
   Decrease in future fees payable to ASI, net                       (107,282)            (80,393)         (63,343)        (91,223)
   Cash collateral for loaned securities                              291,299                   -                -               -
   Securities sold under agreement to repurchase                       12,523              20,850                -               -
   Net increase in long-term borrowing                                135,000                   -                -               -
   Net increase in short-term borrowing                                24,363              71,000           35,000               -
   Drafts outstanding                                                 103,736             (45,853)         (14,362)         35,430
   Pay down of surplus notes                                                -                   -                -         (34,000)
   Stock-based compensation                                               273                  55                -               -
   Deferred compensation program                                         (544)               (360)               -               -
   Deposits to contract owner accounts                                 66,268              42,361          155,034         192,263
   Withdrawals from contract owner accounts                          (271,613)           (153,384)         (63,357)       (164,964)
   Change in contract owner accounts, net of investment earnings     (222,218)             82,853          (77,809)         27,631
                                                                -----------------   ---------------- ---------------- ---------------
Cash Flows From (Used in) Financing Activities                         30,857            (62,871)         (26,654)        224,857
                                                                -----------------   ---------------- ---------------- ---------------

   Net (decrease) increase in cash and cash equivalents                66,554             (73,871)         (38,630)         87,739
   Change in foreign currency translation, net                              -                   -              947            (970)
   Cash and cash equivalents, beginning of period                       6,300              80,171          117,854          31,085
                                                                -----------------   ---------------- ---------------- ---------------
                                                                -----------------   ---------------- ---------------- ---------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                          $    72,854         $     6,300      $    80,171       $ 117,854
                                                                =================   ================ ================ ===============
                                                                =================   ================ ================ ===============
   Income taxes paid (received)                                   $    39,199         $       877      $        13       $ (40,823)
                                                                =================   ================ ================ ===============
                                                                =================   ================ ================ ===============
   Interest paid (received)                                       $    11,261         $    14,454      $    (7,788)      $  23,967
                                                                =================   ================ ================ ===============

                                            See Notes to Consolidated Financial Statements

     The purchase method of accounting was used to record the fair values of assets acquired and liabilities assumed by Prudential
       Financial, Inc. and "pushed-down" to the Company. This accounting has most notably resulted in decreased amortization and depreciation compared to periods prior to the Acquisition. Accordingly, the accompanying financial statements of the Company, when indirectly wholly-owned by Skandia Insurance Company Ltd., and the Company, currently indirectly wholly-owned by Prudential
                                    Financial, Inc., are not comparable in many material respects.

American Skandia Life Assurance Corporation
---------------------------------------------------------------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
---------------------------------------------------------------------------------------------------------------------------------------

1.   BUSINESS

American  Skandia Life Assurance  Corporation  (the  "Company"),  with its principal  offices in Shelton,  Connecticut,  is an indirect wholly-owned  subsidiary  of  Prudential  Financial,  Inc.  ("Prudential  Financial"),  a New  Jersey  corporation.  The  Company  is a wholly-owned  subsidiary  of American  Skandia,  Inc.  ("ASI"),  which in turn is an indirect  wholly-owned  subsidiary  of  Prudential
Financial.  On December 19, 2002,  Skandia  Insurance  Company Ltd. (publ) ("SICL"),  an insurance  company organized under the laws of the Kingdom of Sweden,  and the  ultimate  parent  company of the Company  prior to May 1, 2003,  entered  into a  definitive  purchase agreement  with  Prudential  Financial  whereby  Prudential  Financial  would  acquire the Company and certain of its  affiliates  (the
"Acquisition").  On May 1, 2003, the initial phase of the Acquisition was consummated.  This included  Prudential  Financial  acquiring
90% of the  outstanding  common  stock of Skandia  U.S.  Inc.  ("SUSI"),  an indirect  parent of the  Company.  On  September  9, 2003,
Prudential  Financial acquired the remaining 10% of SUSI's  outstanding  common stock (see Notes 4 and 6 for additional  information on the Acquisition).

The Company develops long-term savings and retirement  products,  which are distributed through its affiliated  broker/dealer  company,
American Skandia Marketing,  Incorporated.  The Company currently issues variable deferred and immediate  annuities for individuals and groups in the United States of America and its territories.

Prior to April 30, 2003, the Company had a 99.9%  ownership in Skandia Vida,  S.A. de C.V.  ("Skandia  Vida") which is a life insurance company  domiciled in Mexico.  Skandia Vida had total  shareholders'  equity of $5.0 million as of December 31, 2002 and had  generated losses of $2.2  million and $2.7 million for the four months ended April 30, 2003 and year ended  December 31, 2002,  respectively.  As part of the  Acquisition,  the Company sold its  ownership  interest in Skandia Vida to SICL on April 30, 2003 for $4.6  million.  This transaction resulted in a loss of $422 thousand.

American Skandia,  Inc. ("ASI"), the direct parent of the Company,  intends to make additional capital contributions to the Company, as needed,  to enable it to comply with its reserve  requirements  and fund  expenses in  connection  with its  business.  The Company has complied with the National Association of Insurance  Commissioner's  ("NAIC") Risk-Based Capital ("RBC") reporting requirements and has total adjusted  capital well above required  capital.  The Company expects to maintain  statutory  capital above 300% of Company Action
Level Risk Based  Capital.  Generally,  ASI is under no obligation to make such  contributions  and its assets do not back the benefits payable under the Company's  policyholder  contracts.  The Company received no capital contributions during the year ended December 31,
2004 and eight months ended December 31, 2003. The Company  received  capital  contributions  of $2.2 million and $259.7 million during the four  months  ended April 30,  2003 and year ended  December  31,  2002,  respectively.  Of this,  $1.3  million and $4.5  million, received  during the four months ended April 30, 2003 and year ended  December 31, 2002,  was used to support its investment in Skandia
Vida.

The  Company is engaged  in a business  that is highly  competitive  because  of the large  number of stock and mutual  life  insurance companies and other entities engaged in marketing insurance products, and individual and group annuities.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
The  consolidated  financial  statements  include the  accounts of the Company and until April 30,  2003,  its  ownership  interest in
Skandia Vida. The consolidated  financial  statements have been prepared in accordance with accounting  principles  generally accepted in the United States ("U.S.  GAAP").  The Company has extensive  transactions and relationships  with Prudential  affiliates,  as more fully described in Footnote 13. Due to these  relationships,  it is possible that the terms of these  transactions are not the same as those that would result from transactions among wholly unrelated parties.

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

Investments
Fixed  maturities  classified as "available  for sale" are carried at fair value.  The  amortized  cost of fixed  maturities is written down to estimated  fair value if a decline in value is  considered to be other than  temporary.  See the  discussion  below on realized investment  gains and losses for a description  of the  accounting for  impairment  adjustments.  Unrealized  gains and losses on fixed maturities "available for sale" are included in "Accumulated other comprehensive (loss) income", net of income taxes.

American Skandia Life Assurance Corporation
---------------------------------------------------------------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
---------------------------------------------------------------------------------------------------------------------------------------

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Equity  securities,  trading,  as of the date of the Acquisition,  the Company changed its  classification of equity securities held in support  of a deferred  compensation  plan from  available  -for sale to  trading.  New  management  made this  decision  to align with
Prudential  Financial's  accounting  policy.  Prior to May 1, 2003,  these equity  securities were carried at estimated fair value with unrealized  gains and  losses  included  in  "Accumulated  other  comprehensive  (loss)  income",  net of income  taxes.  These  equity securities  were fair valued on May 1, 2003 under purchase  accounting and,  therefore,  there was no income  statement  impact for the change in  classification.  Such  investments are now carried at fair value with changes in unrealized gains and losses reported in the
Consolidated  Statements of Operations and  Comprehensive  Income,  as a component of "Other income".  The cost of equity securities is written down to estimated  fair value when a decline in value is considered to be other than  temporary.  See the  discussion  below on realized investment gains and losses for a description of the accounting for impairment adjustments.

Policy loans are carried at unpaid principal balances.

Short-term  investments  consist of highly  liquid debt  instruments  with a maturity of greater than three months and less than twelve months when purchased.  These  investments are carried at amortized cost, which because of their short-term  nature,  approximates fair value.

Derivative Financial Instruments
The Company adopted SFAS No. 133,  "Accounting for Derivative  Instruments and Hedging  Activities" as amended, on January 1, 2001. The adoption of this statement did not have a material impact on the results of operations of the Company.

Derivatives are financial  instruments whose values are derived from interest rates, foreign exchange rates,  financial indices, or the value of securities  or  commodities.  Derivative  financial  instruments  used by the Company  include  swaps and futures,  and may be exchange-traded or contracted in the over-the-counter  market.  Derivative positions are carried at estimated fair value,  generally by obtaining  quoted  market prices or through the use of pricing  models.  Values can be affected by changes in interest  rates,  foreign exchange rates,  credit spreads,  market volatility and liquidity.  Values can also be affected by changes in estimates and assumptions used in pricing models.

Derivatives  are used to manage the  characteristics  of the  Company's  asset/liability  mix,  manage the  interest  rate and currency characteristics  of assets or  liabilities.  Additionally,  derivatives  may be used to seek to reduce  exposure to  interest  rate and foreign  currency risks  associated  with assets held or expected to be purchased or sold, and  liabilities  incurred or expected to be incurred.

The Company  designates  derivatives as either (1) a hedge of the fair value of a recognized  asset or liability or  unrecognized  firm commitment  ("fair value"  hedge),  (2) a hedge of a forecasted  transaction  or the  variability  of cash flows to be received or paid related to a recognized  asset or  liability  ("cash  flow"  hedge),  (3) a foreign  currency  fair value or cash flow hedge  ("foreign currency"  hedge),  (4) a hedge of a net  investment  in a foreign  operation,  or (5) a  derivative  that does not  qualify  for hedge accounting.  During the years ended December 31, 2004, 2003 and 2002 none of the Company's  derivatives  qualified for hedge accounting treatment.

If a  derivative  does not qualify for hedge  accounting,  all changes in its fair value,  including  net receipts  and  payments,  are included in "Realized  investment gains (losses),  net" without  considering  changes in the fair value of the economically  associated assets or liabilities.

The  Company is a party to  financial  instruments  that may  contain  derivative  instruments  that are  "embedded"  in the  financial instruments.  At inception,  the Company  assesses  whether the economic  characteristics  of the embedded  derivative  are clearly and closely related to the economic  characteristics of the remaining  component of the financial  instrument (i.e., the host contract) and whether a separate  instrument  with the same terms as the embedded  instrument  would meet the definition of a derivative  instrument.
When it is determined that (1) the embedded derivative  possesses economic  characteristics that are not clearly and closely related to the economic  characteristics  of the host contract,  and (2) a separate  instrument  with the same terms would qualify as a derivative instrument,  the embedded  derivative is separated  from the host  contract,  carried at fair value,  and changes in its fair value are included in "Realized investment gains (losses), net."

Realized investment  (losses) gains, net are computed using the specific  identification  method.  Costs of fixed maturities and equity securities  are adjusted  for  impairments,  which are declines in value that are  considered  to be other than  temporary.  Impairment adjustments  are  included in  "Realized  investment  (losses)  gains,  net".  In  evaluating  whether a decline in value is other than temporary,  the Company considers several factors including,  but not limited to the following: (1) whether the decline is substantial;
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
---------------------------------------------------------------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
---------------------------------------------------------------------------------------------------------------------------------------

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

There are a number of significant  risks and  uncertainties  inherent in the process of monitoring  impairments  and  determining if an impairment is other than temporary.  These risks and  uncertainties  include,  but are not limited to: (1) the risk that our assessment of an issuer's  ability to meet its obligations  could change,  (2) the risk that the economic  outlook could be worse than expected or have more of an impact on the issuer than  anticipated,  (3) the risk that we are making  decisions  based on  fraudulent  or misstated
information in the financial  statements  provided by issuers and (4) the risk that new information  obtained by us or changes in other facts and  circumstances,  including  those not  related to the  issuer,  could lead us to change  our intent to hold the  security  to maturity or until it recovers in value.  Any of these situations  could result in a change in our impairment  determination,  and hence a charge to earnings in a future period.

Cash and cash equivalents
Cash and cash  equivalents  include  cash on hand,  amounts  due from banks,  money  market  instruments,  and other debt issues with a maturity of three months or less when purchased.

Valuation of business acquired
As a result of purchase  accounting,  the Company reports a financial asset  representing the valuation of business acquired  ("VOBA").
VOBA  represents  the present  value of future  profits  embedded in acquired  insurance and annuity  contracts.  VOBA is determined by estimating  the net present value of future cash flows from the  contracts in force at the date of  acquisition.  Future  positive cash flows  generally  include fees and other charges  assessed to the  contracts as long as they remain in force as well as fees  collected upon  surrender,  if  applicable,  while future  negative cash flows include costs to administer  contracts and benefit  payments.  The
Company  amortizes VOBA over the effective life of the acquired  contracts.  VOBA is amortized in proportion to estimated gross profits arising from the contracts and anticipated future experience,  which is evaluated  regularly.  The effect of changes in estimated gross profits on  unamortized  VOBA is reflected in "General,  administrative  and other  expenses" in the period such  estimates of expected future profits are revised.

Deferred policy acquisition costs
The costs that vary with and that are related  primarily to the  production of new  insurance and annuity  business are deferred to the extent  such costs are  deemed  recoverable  from  future  profits.  Such  costs  include  commissions,  costs of policy  issuance  and underwriting,  and  variable  expenses.  DAC is subject  to  recoverability  testing at the end of each  accounting  period.  DAC,  for applicable  products,  is adjusted for the impact of  unrealized  gains or losses on  investments  as if these gains or losses had been realized, with corresponding credits or charges included in "Accumulated other comprehensive income (loss)."

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

As asset growth rates,  during 2002 and 2001,  were far below the Company's  long-term  assumption,  the  adjustment to the  short-term asset  growth rate had risen to a level,  before  being  capped,  that in  management's  opinion was  excessive  in the current  market environment.  Based on an analysis of those short-term  rates, the related  estimates of future gross profits and an impairment  study, management of the Company  determined that the short-term  asset growth rate should be reset to the level of the long-term  growth rate expectation as of September 30, 2002.  This resulted in an acceleration of amortization of approximately $206.0 million during 2002.

Throughout 2002, the Company also updated its future estimated gross profits with respect to certain mortality  assumptions  reflecting actual experience and the decline in the equity markets resulting in additional increased amortization of approximately $72.0 million.

Securities sold under agreements to repurchase and securities lending transactions
Securities  repurchase and resale  agreements and securities  borrowed and loaned  transactions are used to generate income,  to borrow funds,  or to facilitate  trading  activity.  Securities  repurchase  and resale  agreements  are generally  short-term in nature,  and therefore,  the  carrying  amounts of these  instruments  approximate  fair value.  Securities  repurchase  and resale  agreements  are collateralized  principally by U.S.  government and government  agency  securities.  Securities  borrowed or loaned are  collateralized principally by cash or U.S.  government  securities.  For securities  repurchase  agreements and securities loaned transactions used to generate income, the cash received is typically invested in cash equivalents, short-term investments or fixed maturities.

American Skandia Life Assurance Corporation
---------------------------------------------------------------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
---------------------------------------------------------------------------------------------------------------------------------------

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Securities repurchase and resale agreements that satisfy certain criteria are treated as collateralized  financing arrangements.  These agreements  are  carried at the  amounts at which the  securities  will be  subsequently  resold or  reacquired,  as  specified  in the respective  agreements.  For securities  purchased under agreements to resell, the Company's policy is to take possession or control of the securities and to value the securities  daily.  Securities to be resold are the same, or substantially  the same, as the securities received.  For securities sold under agreements to repurchase,  the market value of the securities to be repurchased is monitored,  and additional  collateral is obtained where  appropriate,  to protect against credit exposure.  Securities to be repurchased are the same, or substantially the same as those sold.  Income and expenses related to these transactions are reported as "Net investment income."

Securities  borrowed and securities  loaned  transactions are treated as financing  arrangements and are recorded at the amount of cash advanced or received.  With respect to securities loaned  transactions,  the Company obtains  collateral in an amount equal to 102% and
105% of the fair value of the domestic and foreign  securities,  respectively.  The Company monitors the market value of the securities borrowed and loaned on a daily basis with additional  collateral obtained or provided as necessary.  Substantially all of the Company's securities borrowed  transactions are with brokers and dealers,  commercial banks and institutional  clients.  Substantially all of the
Company's  securities  loaned  transactions are with large brokerage firms.  Income and expenses  associated with securities  borrowing transactions  are reported as "Net investment  income." Income and expenses  associated with  securities  loaned  transactions  used to generate  income are generally  reported as "Net investment  income;"  however,  for securities  loaned  transactions  used for funding purposes the associated rebate is reported as interest expense (included in "General, administrative and other expenses").

Separate account assets and liabilities
Separate  account assets and  liabilities  are reported at fair value and represent  segregated  funds,  which are invested for certain policyholders  and other  customers.  "Separate  account  assets" are  predominately  shares in American  Skandia  Trust  co-managed by
American Skandia Investment Services,  Incorporated  ("ASISI") and Prudential  Investments LLC, which utilizes various fund managers as sub-advisors.  The  remaining  assets are  shares in other  mutual  funds,  which are  managed by  independent  investment  firms.  The contract holder has the option of directing funds to a wide variety of investment  options,  most of which invest in mutual funds.  The investment risk on the variable  portion of a contract is borne by the contract  holder,  except to the extent of any guarantees by the
Company,  which are not separate account  liabilities.  The assets of each account are legally segregated and are generally not subject to claims  that arise out of any other  business  of the  Company.  The  investment  income and gains or losses for  separate  accounts accrue to the policyholders  and are not included in the Consolidated  Statements of Operations and  Comprehensive  Income.  Mortality,
policy  administration  and surrender  charges on the accounts are included in "Policy charges and fee income".  Asset  management fees calculated on account assets are included in "Asset management fees".

Included in "Separate  account  liabilities" are reserves of $1.8 billion at December 31, 2003 relating to deferred annuity  investment options for which the contract  holder is  guaranteed a fixed rate of return.  Prior to the adoption of SOP 03-1,  these  reserves were calculated using the Commissioners  Annuity Reserve  Valuation Method.  "Separate account assets" of $1.8 billion at December 31, 2003, consisting of fixed maturities,  equity  securities,  short-term  securities,  cash and cash equivalents,  accrued  investment  income, accrued liabilities and amounts due to/from the General Account,  are held in support of these annuity  obligations,  pursuant to state regulation.

Included in the general account,  within "Policyholders'  account balances",  is the difference between the statutory liability,  which is held in the separate  account,  and the U.S. GAAP liability  associated with the guaranteed,  fixed rate investment  options.  As of
January 1, 2004, these assets and liabilities were classified as assets and liabilities of the general account.

Deferred purchase credits
The Company  provides sales  inducements to contract  holders,  which reflect an up-front bonus added to the contract  holder's initial deposit for certain  annuity  contracts.  These costs are deferred and recognized in "Deferred  purchase  credits".  They are amortized using the same  methodology  and  assumptions  used to amortize DAC. The  amortization  expense is included as a component of "Interest credited to policyholders' account balances".

Prior to May 1, 2003, the Company  deferred  certain bonus credits  applied to contract holder  deposits.  The credit was reported as a contract  holder  liability  within  "Separate  account  liabilities"  and the  deferred  expense was reported as a component of "Other assets".  As the contract  holder must keep the contract  in-force for 10 years to earn the bonus  credit,  the Company  amortized  the deferred  expense on a straight-line  basis over 10 years.  If the contract holder  surrenders the contract or the contract holder dies prior to the end of 10 years,  the bonus  credit is returned to the  Company.  This  component  of the bonus  credit was  amortized  in proportion to expected  surrenders and mortality.  As of December 31, 2003 and 2002, the unearned  performance  credit asset was $0 and
$83.3  million,  respectively.  The  deferred  bonus  credit  asset was  assigned a fair value of zero as part of purchase  accounting.
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
---------------------------------------------------------------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
---------------------------------------------------------------------------------------------------------------------------------------

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Other assets and other liabilities
"Other  assets"  consists  primarily  of a  receivable  from SICL and accruals of fund manager  income.  "Other  liabilities"  consists primarily of accrued expenses, technical overdrafts and a liability to the participants of a deferred compensation plan.

"Other assets" also consists of state  insurance  licenses.  Licenses to do business in all states have been  capitalized and reflected at the  purchase  price of $4.0  million at December  31, 2003.  Due to the  adoption of SFAS No. 142  "Goodwill  and Other  Intangible
Assets",  the cost of the licenses is no longer being  amortized  but is subjected  to an annual  impairment  test.  As of December 31,
2004,  the  Company  estimated  the fair  value of the state  insurance  licenses  to be in excess of book  value  and,  therefore,  no impairment charge was required.

Future policy benefits
The Company's  liability for future policy benefits is primarily  comprised of the present value of estimated  future payments to or on behalf of  policyholders,  where the timing and amount of payment depends on policyholder  mortality,  less the present value of future net premiums.  Expected mortality is generally based on the Company's historical experience or standard industry tables.  Interest rate assumptions  are based on factors such as market  conditions  and expected  investment  returns.  Although  mortality and interest rate assumptions  are  "locked-in"  upon the issuance of new insurance or annuity  business  with fixed and  guaranteed  terms,  significant changes in  experience  or  assumptions  may require the Company to provide for  expected  future  losses on a product by  establishing premium  deficiency  reserves.  The Company's  liability  for future policy  benefits is also  inclusive of  liabilities  for guarantee benefits related to certain nontraditional long-duration life and annuity contracts, which are discussed more fully in Note 7.

Policyholders' account balances
The Company's  liability for  policyholders'  account  balances  represents  the contract  value that has accrued to the benefit of the policyholder  as of the balance sheet date.  This  liability is generally  equal to the  accumulated  account  deposits,  plus interest credited,  less policyholder  withdrawals and other charges assessed against the account balance. These policyholders' account balances also include provision for benefits under non-life contingent payout annuities.

Contingencies
Amounts  related to  contingencies  are  accrued if it is probable  that a  liability  has been  incurred  and an amount is  reasonably estimable.  Management  evaluates whether there are incremental legal or other costs directly  associated with the ultimate  resolution of the matter that are reasonably estimable and, if so, they are included in the accrual.

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

For the years ended December 31, 2003 and 2002,  revenues for the market value adjusted fixed  investment  option on annuity  contracts consist of separate  account  investment  income reduced by amounts  credited to the contract  holder for interest.  This net spread is included in "Net investment  income (loss)" on the Consolidated  Statements of Operations and  Comprehensive  Income.  Benefit reserves for these  contracts  represent  the account  value of the contracts  plus a market value  adjustment,  and are included in the general account  "Policyholders'  account  balances" to the extent in excess of the separate  account  assets,  typically  for the market value adjustment at the reporting  date. As of January 1, 2004,  assets and liabilities as well as related  revenues and expenses  associated with the market value fixed investment option have been classified and reported in a manner consistent with the general account.

American Skandia Life Assurance Corporation
---------------------------------------------------------------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
---------------------------------------------------------------------------------------------------------------------------------------

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenues for fixed immediate annuity and fixed  supplementary  contracts with and without life contingencies  consist of net investment income.  In additon,  revenues for fixed immediate annuity  contracts with life  contingencies  also consist of single premium payments recognized as annuity  considerations when received.  Benefit reserves for these contracts are based on applicable  actuarial standards with  assumed  interest  rates  that  vary  by  issue  year.  Reserves  for  contracts  without  life  contingencies  are  included  in
"Policyholders'  account  balances"  while reserves for contracts with life  contingencies  are included in "future policy benefits and other policyholder liabilities".  Assumed interest rates ranged from 5.50% to 8.25% at December 31, 2004 and 2003.

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

Certain  annuity  contracts  provide  the  holder a  guarantee  that the  benefit  received  upon  death will be no less than a minimum prescribed  amount that is based upon a combination  of net deposits to the  contract,  net deposits to the contract  accumulated  at a specified rate or the highest  historical account value on a contract  anniversary.  To the extent the guaranteed minimum death benefit
("GMDB")  exceeds the  current  account  value at the time of death,  the  Company  incurs a cost that is  recorded as  "Policyholders'
benefits"  for the period in which death occurs.  GMDB and living  benefit  guarantees  offered by the Company are discussed in further detail in Note 7.

Premiums,  benefits and expenses are stated net of reinsurance  ceded to other companies.  Estimated  reinsurance  recoverables and the cost of reinsurance  are recognized  over the life of the reinsured  policies using  assumptions  consistent with those used to account for the underlying policies.

Foreign currency translation adjustments
Prior to the  acquisition,  the financial  position and results of operations of Skandia Vida were measured using local currency as the functional  currency.  Assets  and  liabilities  were  translated  to U.S.  dollars  at the  exchange  rate in effect at the end of the period.  Revenues,  benefits  and other  expenses  were  translated  at the  average  rate  prevailing  during the  period.  Cumulative translation  adjustments  arising from the use of differing  exchange rates from period to period were charged or credited  directly to
"Other  comprehensive  (loss) income." The cumulative  effect of changes in foreign  exchange rates was included in "Accumulated  other comprehensive (loss) income".

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

Deferred  income taxes are  recognized,  based on enacted  rates,  when assets and  liabilities  have  different  values for  financial statement and tax reporting  purposes.  A valuation  allowance is recorded to reduce a deferred tax asset to the amount  expected to be realized.

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

American Skandia Life Assurance Corporation
Notes to Consolidated Financial Statements
---------------------------------------------------------------------------------------------------------------------------------------

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock options
Effective January 1, 2003,  Prudential  Financial changed its accounting for employee stock options to adopt the fair value recognition provisions  of SFAS No.  123,  "Accounting  for stock  Based  Compensation"  as amended,  prospectively  for all new awards  granted to employees on or after  January 1, 2003.  Accordingly,  results of  operations  of the Company for the year ended  December 31, 2004 and eight months ended  December 31, 2003,  include costs of $742 thousand and $106 thousand,  respectively,  associated  with  stock-based compensation  issued by Prudential  Financial to certain  employees and  non-employees  of the Company and the  statements of financial position at December  31, 2004 and December 31,  2003,  includes a reduction in equity for deferred  compensation.  Prior to January 1,
2003,  Prudential  Financial  accounted for employee stock options using the intrinsic value method of APB No. 25 "Accounting for Stock
Issued to  Employees,"  and related  interpretations.  Under this method,  Prudential  Financial  and the Company did not recognize any stock-based  compensation  costs as all options  granted had an exercise  price equaled to the market value of  Prudential  Financial's
Common Stock on the date of grant.  Prudential  Financial and the Company account for  non-employee  stock options using the fair value method of SFAS No. 123 in accordance with Emerging Issues Task Force Issue ("EITF") No. 96-18  "Accounting for Equity  Instruments That
Are Issued to Other Than Employees" and related interpretations in accounting for its non-employee stock options.

New accounting pronouncements
In March 2004, the EITF of the FASB reached a final  consensus on Issue 03-1, "The Meaning of  Other-Than-Temporary  Impairment and its
Application to Certain  Investments."  This Issue  establishes  impairment  models for determining  whether to record impairment losses associated  with  investments  in certain  equity and debt  securities.  It also requires  income to be accrued on a level-yield  basis following an impairment of debt securities,  where reasonable  estimates of the timing and amount of future cash flows can be made. The
Company's  policy is generally to record  income only as cash is received  following an  impairment  of a debt  security.  In September
2004, the FASB issued FASB Staff Position ("FSP") EITF 03-1-1,  which defers the effective date of a substantial  portion of EITF 03-1, from the third quarter of 2004, as originally  required by the EITF,  until such time as FASB issues further  implementation  guidance, which is expected  sometime in 2005. The Company will continue to monitor  developments  concerning this Issue and is currently  unable to estimate the potential effects of implementing EITF 03-1 on the Company's consolidated financial position or results of operations.

In December 2003, the FASB issued FIN No. 46(R),  "Consolidation of Variable Interest  Entities," which revised the original FIN No. 46 guidance issued in January 2003. FIN No. 46(R) addresses  whether certain types of entities,  referred to as variable interest entities
("VIEs"),  should be consolidated in a company's  financial  statements.  A VIE is an entity that either (1) has equity  investors that lack  certain  essential  characteristics  of a  controlling  financial  interest  (including  the ability to control  the entity,  the obligation  to absorb the  entity's  expected  losses and the right to receive the  entity's  expected  residual  returns) or (2) lacks sufficient equity to finance its own activities  without financial support provided by other entities,  which in turn would be expected to absorb at least some of the  expected  losses of the VIE. An entity  should  consolidate  a VIE if, as the primary  beneficiary,  it stands to absorb a majority of the VIE's expected losses or to receive a majority of the VIE's expected residual  returns.  On December
31, 2003, the Company adopted FIN No. 46(R) for all special purpose entities  ("SPEs") and for  relationships  with all VIEs that began on or after February 1, 2003. On March 31, 2004, the Company  implemented FIN No. 46(R) for relationships  with potential VIEs that are not SPEs. The adoption of FIN No. 46(R) did not have a material effect on the Company's  consolidated  financial position or results of operations.

In July 2003,  the  Accounting  Standards  Executive  Committee  ("AcSEC") of the American  Institute of Certified  Public  Accountants
("AICPA")  issued  Statement of Position ("SOP") 03-1,  "Accounting and Reporting by Insurance  Enterprises for Certain  Nontraditional
Long-Duration  Contracts  and for Separate  Accounts".  AcSEC issued the SOP 03-1 to address the need for  interpretive  guidance to be developed in three areas:  separate account  presentation and valuation;  the accounting  recognition  given sales  inducements  (bonus interest, bonus credits, persistency bonuses); and the classification and valuation of certain long-duration contract liabilities.

The Company adopted SOP 3-01 effective  January 1, 2004. The effect of initially  adopting SOP 03-1 was a charge of $17.1 million,  net of $9.4 million of taxes,  which was reported as a "cumulative  effect of accounting change, net of taxes" in the results of operations for year ended December 31, 2004. This charge reflects the net impact of converting  certain  individual  market value adjusted annuity contracts from separate account accounting  treatment to general account accounting  treatment and the effect of establishing  reserves for guaranteed  minimum death benefit  provisions of the Company's annuity  contracts.  The Company also recognized a cumulative effect of accounting change related to unrealized  investment gains within "Other comprehensive  income, net of taxes" of $3.4 million, net of
$1.9 million of taxes.  Upon  adoption of SOP 3-01 $1.8  billion in "separate  account  assets" were  reclassified  resulting in a $1.7 billion increase in "fixed maturities,  available for sale," as well as changes in other non-separate account assets.  Similarly,  upon adoption,  $1.8 billion in "separate  account  liabilities"  were  reclassified  resulting  in  increases  in  "policyholders'  account balances," as well as changes in other non-separate account liabilities.

American Skandia Life Assurance Corporation
---------------------------------------------------------------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
---------------------------------------------------------------------------------------------------------------------------------------

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

As of December 31, 2004, the death benefit coverage in force  (representing  the amount that we would have to pay if all annuitants had died on that date) was  approximately  $2.9  billion.  The death  benefit  coverage in force  represents  the excess of the  guaranteed benefit amount over the account value.  The GMDB feature  provides  annuity contract holders with a guarantee that the benefit received at death will be no less than a prescribed  minimum  amount.  This minimum amount is generally  based on the net deposits paid into the contract  and, for greater than 80% of the business in force as of December 31, 2004,  this minimum  guarantee is  applicable  only for the first ten contract  years or until a specified  attained age. To the extent that the GMDB is higher than the current  account value at the time of death,  the Company incurs a cost. This results in increased  annuity policy benefits in periods of declining  financial markets and in periods of stable  financial  markets  following a decline.  Effective  January 1, 2004,  the Company  adopted SOP 03-1, which  requires us to record such a liability  based on application of an expected  benefit ratio to "cumulative  assessments"  through the balance sheet date,  and then  subtracting  "cumulative  excess  payments" from that date. The GMDB reserve as of December 31, 2004 amounted to $26.4 million.  See Note 7 for further details.

In addition to establishing a liability  associated with the GMDB feature,  SOP 03-1 required a change in valuation and presentation of our liability  associated with the market value  adjustment  ("MVA") feature  contained in certain annuity  contracts.  The MVA feature requires  the  Company to pay to the  contract  holder  upon  surrender  the  accreted  value of the fund as well as a MVA based on the crediting rates on the contract  surrendered  compared to crediting rates on newly issued  contracts.  The MVA may increase or decrease the amount due to the contract  holder.  At December 31, 2003,  this  liability  was recorded at market  value,  which  considered  the effects of unrealized  gains and losses in contract  value  resulting from changes in crediting  rates.  Upon adoption of SOP 03-1, the
Company reclassified this liability from "Separate account  liabilities" to "Policyholders'  account balances" and reduced it by $117.1 million to reflect  accreted value,  which excludes the effect of unrealized  gains and losses in contract value resulting from changes in crediting  rates.  However,  in valuing the valuation of business  acquired  ("VOBA")  established  at the date of  acquisition,  we considered the effect of unrealized gains and losses in contract value  associated with annuities  containing the MVA feature on future cash flows.  As a result,  the  reduction in the liability  for the MVA feature  resulted in a net decrease in VOBA of $128.9  million, and lower future amortization.  See Note 7 for further details.

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

In May 2003, the FASB issued SFAS No. 150,  "Accounting for Certain Financial  Instruments with Characteristics of both Liabilities and
Equity." SFAS No. 150 generally  applies to  instruments  that are  mandatorily  redeemable,  that represent  obligations  that will be settled with a variable  number of company shares,  or that represent an obligation to purchase a fixed number of company  shares.  For instruments within its scope, the statement requires  classification as a liability with initial measurement at fair value.  Subsequent measurement  depends upon the certainty of the terms of the settlement  (such as amount and timing) and whether the obligation  will be settled by a transfer of assets or by  issuance of a fixed or variable  number of equity  shares.  The  Company's  adoption of SFAS No.
150, as of July 1, 2003, did not have a material effect on the Company's consolidated financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146,  "Accounting for Costs Associated with Exit or Disposal  Activities." SFAS No. 146 requires that a liability for costs  associated with an exit or disposal  activity be recognized and measured  initially at fair value only when the  liability is incurred.  Prior to the adoption of SFAS No. 146,  such amounts were  recorded  upon the  Company's  commitment  to a restructuring plan. The Company will adopt this statement for applicable transactions occurring on or after January 1, 2003.

In November 2002, the FASB issued FIN No. 45, "Guarantor's  Accounting and Disclosure  Requirements for Guarantees,  Including Indirect
Guarantees  of  Indebtedness  of Others." FIN No. 45 expands  existing  accounting  guidance and  disclosure  requirements  for certain guarantees  and requires the  recognition  of a liability for the fair value of certain types of  guarantees  issued or modified  after
December 31, 2002.  The January 1, 2003  adoption of the  Interpretation's  guidance  did not have a material  effect on the  Company's financial position.

Reclassifications
Certain amounts in the prior years have been reclassified to conform to the current year presentation.

American Skandia Life Assurance Corporation
Notes to Consolidated Financial Statements
---------------------------------------------------------------------------------------------------------------------------------------

3.   INVESTMENTS

Fixed Maturities and Equity Securities:
The following tables provide additional information relating to fixed maturities and equity securities as of December 31:

                                                                              2004
                                                 ----------------------------------------------------------------
                                                 -------------   --------------   --------------  ---------------
                                                                    Gross            Gross
                                                  Amortized       unrealized       unrealized
                                                     cost           gains            losses         Fair value
                                                 -------------   --------------   --------------  ---------------
                                                                         (in thousands)
Fixed maturities available for sale
Bonds:
    U.S. Treasury securities and obligations
of
        U.S. government corporations and
agencies                                           $  45,824       $    271          $    (25)     $   46,070

    States, municipalities and political
subdivisions                                          84,953          1,550              (178)         86,325

    Mortgage-backed securities                        54,653             30               (67)         54,616

    Public utilities                                 200,335          4,727              (415)        204,647

    All other corporate bonds                      1,352,184         30,055            (1,921)      1,380,318

                                                 -------------   --------------   --------------  --------------
Total fixed maturities available for sale          $1,737,949      $ 36,633          $ (2,606)     $1,771,976
                                                 =============   ==============   ==============  ==============

Equity securities available for sale               $  11,238       $    329          $       -      $  11,567
                                                 =============   ==============   ==============  ==============

                                                                              2003
                                                 ---------------------------------------------------------------
                                                 --------------  --------------   --------------  --------------
                                                                     Gross            Gross
                                                   Amortized      unrealized       unrealized      Fair value
                                                     cost            gains           losses
                                                 --------------  --------------   --------------  --------------
                                                                         (in thousands)
Fixed maturities available for sale
Bonds:
    U.S. Treasury securities and obligations
of
        U.S. government corporations and
agencies                                           $ 101,843       $    115          $   (500)     $  101,458

    States, municipalities and political
subdivisions                                         164,590             47            (1,434)        163,203

    Mortgage-backed securities                         2,638              9                 -           2,647

    Public utilities                                  11,192             47              (123)         11,116

    All other corporate bonds                        147,442            501            (1,136)        146,807

                                                 --------------  --------------   --------------  --------------
Total fixed maturities available for sale          $ 427,705       $    719          $ (3,193)     $  425,231
                                                 ==============  ==============   ==============  ==============

The amortized cost and fair value of fixed maturities, by contractual maturities at December 31, 2004 is shown below:

                                                        Available for sale
                                               --------------------------------------
                                                  Amortized
                                                     Cost             Fair value
                                               -----------------  -------------------
                                                          (in thousands)

        Due in one year or less                  $      43,444      $      43,555

        Due after one year through five years          841,488            850,578

        Due after five years through ten years         671,256            692,892

        Due after ten years                            127,108            130,335

        Mortgage-backed securities                      54,653             54,616
                                               -----------------  -------------------

        Total                                    $   1,737,949      $   1,771,976
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

American Skandia Life Assurance Corporation
---------------------------------------------------------------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
---------------------------------------------------------------------------------------------------------------------------------------

3.   INVESTMENTS (continued)

Proceeds from the sale of fixed  maturities  available for sale during the year ended  December 31, 2004,  eight months ended  December
31, 2003,  four months ended April 30, 2003 and year ended  December 31, 2002,  were $2.5  billion,  $7.7 million,  $129.0  million and
$367.2  million,  respectively.  Proceeds from the maturity of fixed  maturities  available for sale during the year ended December 31,
2004,  eight months ended December 31, 2003,  four months ended April 30, 2003,  and year ended December 31, 2002,  were $51.1 million,
$67.4  million,  $2.6  million and $50  thousand,  respectively.  Gross gains of $9.0  million,  $430  thousand,  $5.6 million and $8.2 million,  and gross losses of $18.1  million,  $386  thousand,  $150  thousand and $4.5 million were realized on those sales during the year ended  December  31, eight months ended  December 31, 2003,  four months ended April 30, 2003,  and year ended  December 31, 2002, respectively.

As of the date of the  Acquisition,  the  Company  changed  its  classification  of equity  securities  held in  support  of a deferred compensation  plan from  available  for sale to  trading.  New  management  made this  decision  to align with  Prudential  Financial's accounting  policy.  These equity  securities were fair valued on May 1, 2003 under purchase  accounting and,  therefore,  there was no income  statement  impact for the change in  classification.  Such investments are now carried at fair value with changes in unrealized gains and losses reported in the Consolidated Statements of Operations and Comprehensive Income, as a component of "Other income".

Investment Income and Investment Gains and Losses

Net investment income (loss) arose from the following sources for the year ended December 31, 2004, eight months ended December 31,
2003, four months ended April 30, 2003, and year ended December 31, 2002:

                                                             Successor                         Predessor
                                               --------------------------------------------------------------------
                                                                  -------------------- ----------------------------

                                                                                       Four months
                                                                     Eight months      ended April
                                                   Year ended            ended           30, 2003
                                               December 31, 2004   December 31, 2003                      2002
                                               --------------------------------------- ----------------------------
                                                                         (in thousands)

  Fixed maturities - available for sale               $    89,930        $     7,547     $  5,342      $   18,015
  Fixed, market value adjusted investment                      (3)            20,713        (6,350)           482
return
  Equity securities - available for sale                      703                  -           412            809
  Policy loans                                                547                335           101            403
  Short-term investments and cash equivalents               4,903                230           319          1,116
                                               --------------------------------------- ----------------------------
                                               --------------------------------------- ----------------------------
  Gross investment income (loss)                           96,080             28,825          (176)        20,825
       Less:  investment expenses                          (5,621)            (2,118)       (1,113)        (2,410)
                                               --------------------------------------- ----------------------------
  Net investment income (loss)                        $    90,459        $    26,707      $ (1,289)      $ 18,415
                                               ======================================= ============================

Realized  investment  (losses) gains, net including  charges for other than temporary  reductions in value, for year ended December 31,
2004,  eight  months  ended  December  31,  2003,  four months  ended April 30,  2003,  and year ended  December 31, 2002 were from the following sources:

                                                             Successor                        Predecessor
                                             ----------------------------------------------------------------------
                                                                   -------------------- ---------------------------
                                                                                        Four
                                                                                        months
                                                                      Eight months      ended
                                                  Year ended              ended         April 30,
                                               December 31, 2004    December 31, 2003      2003          2002
                                             ------------------------------------------ ---------------------------
                                                                        (in thousands)

  Fixed maturities                                 $    9,071            $       44        $  5,465     $  3,746
  Equity securities - available for sale                    -                     -            (809)     (13,362)
  Derivatives                                            (662)                 (516)         (8,835)      31,803
  Sale of Skandia Vida                                      -                     -            (422)           -
  Other                                                     -                     -               -            2
                                             ------------------------------------------ ---------------------------

  Realized investment (losses) gains, net          $    8,409            $     (472)       $ (4,601)    $ 22,189
                                             ========================================== ===========================

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

                                                                                                           Accumulated other

                                                                Deferred
                                                                 Policy                                      comprehensive
                                                               Acquisition                                   income (loss)
                                                                Costs and                      Deferred      related to net
                                                 Unrealized   Valuation of     Foreign        income tax       unrealized
                                               gains (losses)   Business       currency       (liability)      investment
                                               on investments   Acquired      translation       benefit      gains (losses)
                                               --------------------------------------------  ---------------------------------
                                                                           (in thousands)
Balance, January 1, 2002 (Predecessor)         $              $             $                $             $          761
                                                         1,146          -             23            (408)
Net investment gains on investments arising
during the period                                       16,053          -              -           (5,619)         10,434
Reclassification adjustment for losses
included in net income                                   1,732          -              -             (606)          1,126
Net investment losses on foreign currency
translation during the period                                -          -           (969)             339            (630)
                                               --------------------------------------------  ---------------------------------
                                               --------------------------------------------  ---------------------------------
Balance, December 31, 2002 (Predecessor)                18,931          -           (946)         (6,294)         11,691
Net investment gains on investments arising
during the period                                        3,861          -              -          (1,345)          2,516
Reclassification adjustment for gains included
in net income                                           (5,231)         -              -           1,831          (3,400)
Net investment gains on foreign currency
translation during the period                                -          -            946            (331)            615
                                               --------------------------------------------  ---------------------------------
                                               --------------------------------------------  ---------------------------------
Balance, April 30, 2003 (Predecessor)                   17,561          -              -          (6,139)         11,422
Acquisition purchase accounting adjustments            (17,561)         -              -           6,139         (11,422)
                                               --------------------------------------------  ---------------------------------
                                               --------------------------------------------  ---------------------------------
Balance, May 1, 2003 opening balance sheet
(Successor)                                                  -          -              -               -               -
Net investment losses on investments arising
during the period                                       (2,474)         -              -             875          (1,599)

                                               --------------------------------------------  ---------------------------------
Balance, December 31, 2003 (Successor)                  (2,474)                          -           875          (1,599)
                                                                        -
Net investment losses on investments arising            36,795                                   (13,006)         23,789
during the period
Impact of net unrealized investment (gains)
losses on deferred policy acquisition costs
and valuation of business acquired                                     (2,319)                       819          (1,500)

                                               --------------------------------------------  ---------------------------------
Balance, December 31, 2004 (Successor)           $      34,321    $    (2,319) $       -        $(11,312)      $   20,690
                                               ============================================  =================================

The table below presents unrealized gains (losses) on investments by asset class at December 31,

                                                       2004                 2003                 2002
                                                  ----------------    ------------------   ------------------
                                                                        (in thousands)
    Fixed maturities                                $  34,027           $  (2,474)            $   19,179
    Equity securities, available for sale                 294                   -                   (248)
                                                  ----------------    ------------------   ------------------
                                                  ----------------    ------------------   ------------------
    Unrealized gains on investments                 $  34,321           $  (2,474)            $   18,931
                                                  ================    ==================   ==================

All fixed  maturities and equity  securities,  which are in an unrealized  loss position as of December 31, 2004 and 2003, have been in such a  position  for less  than 12  months  as of  December  31,  2004 and  2003,  respectively.  Based on the  above  information  in conjunction with other factors as outlined in our policy  surrounding other than temporary  impairments (see Note 2), we have concluded that an adjustment for other than  temporary  impairments  is not warranted at December 31, 2004 or 2003.  Writedowns  for  impairments which were deemed to be other than temporary for equity  securities  was $3.8 million for the year ended December 31, 2002.  There were no writedowns during the other periods.

American Skandia Life Assurance Corporation
---------------------------------------------------------------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
---------------------------------------------------------------------------------------------------------------------------------------

3.   INVESTMENTS (continued)

Securities Pledged and Special Deposits
The Company pledges  investment  securities it owns to  unaffiliated  parties  through  securities sold under  agreements to repurchase transactions.  At December 31, 2004 and 2003,  the carrying  value of fixed  maturities  available for sale pledged to third parties as reported in the Consolidated Statements of Financial Position were $33.4 million and $20.9 million, respectively.

Fixed  maturities  of $4.7  million and $4.9  million at December 31, 2004 and 2003,  respectively,  were on deposit with  governmental authorities or trustees as required by certain insurance laws.

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
                                                            -----------
   Total purchase price                                  $      487,545
                                                         ==============

Included  in  other  liabilities  above  is an  accrual  of  approximately  $55  million  representing  costs  relating  to  severance, consolidation  of leased office space and other exit costs  expected to be incurred as a result of the  integration of the Company with
Prudential  Financial,  of which $14.7  million has been paid  through  December  31,  2004.  The  integration  is expected to continue through the first  quarter of 2005.  During  2003,  the  distribution,  marketing  and product  development  functions  as well as many administrative,  support,  and control functions were combined and assimilated.  In 2004,  integration  efforts included  consolidating systems  platforms and operating  functions.  Key  management  from both  organizations  have been  retained,  and all major  decisions related to the integration have been communicated.  As of December 31, 2004, the integration of the Company is substantially complete.

5.   DEFERRED POLICY ACQUISITION COSTS

The balances of and changes in DAC as of and for the year ended December 31, 2004,  eight months ended  December 31, 2003,  four months ended April 30, 2003 and year ended December 31, 2002 are as follows:

                                                             Successor                      Predecessor
                                                  -----------------------------------------------------------------
                                                                                    --------------------------------
                                                                   Eight months       Four months
                                                                  ended December    ended April 30,
                                                       2004          31, 2003             2003           2002
                                                  --------------------------------- -------------------------------

 Balance, beginning of period                        $   122,572    $         -        $  1,117,544   $  1,383,281
Capitalization of commissions, sales and issue           207,018        126,891              46,361        148,040
expenses
Capitalization of purchase credits                             -              -              23,362         96,282

Amortization of deferred policy acquisition costs        (29,083)        (4,319)            (46,791)      (433,604)
Amortization of purchase credits                               -              -             (10,331)       (76,455)

Impact of adoption of SOP 03-1                               394              -                   -              -

                                                  --------------------------------- -------------------------------
Balance, end of period                               $   300,901    $   122,572        $  1,130,145   $  1,117,544
                                                  ================================= ===============================

The DAC asset was assigned a fair value of zero on May 1, 2003, as part of purchase accounting.

American Skandia Life Assurance Corporation
---------------------------------------------------------------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
---------------------------------------------------------------------------------------------------------------------------------------

6.   VALUATION OF BUSINESS ACQUIRED

Details of VOBA and related  interest and gross  amortization  for the year ended December 31, 2004 and eight months ended December 31,
2003 is as follows (in thousands):

                                                                             Eight months
                                                                            ended December
                                                            2004                31, 2003
    Balance, beginning of period                        $      402,169         $      440,130
    Amortization(1)                                            (37,921)               (54,038)
    Interest(2)                                                 14,866                 16,077
    Change in unrealized gains/losses                           (1,000)                     -
    Impact of adoption of SOP 03-1                            (130,211)                     -
    Opening balance adjustments                                (13,736)                     -
                                                               -------                -------

    Balance, end of period                              $      234,167         $      402,169
                                                        ==============         ==============

(1)    The average  expected life of VOBA was  approximately 10 years from the date of acquisition.
(2)    The  interest  accrual  rates was 5.9% for the VOBA related to  the businesses acquired.

Certain  contracts  issued by the Company  include a market value  adjustment  ("MVA")  feature that requires the Company to pay to the contractholder  upon surrender the accreted value of the fund as well as a market value  adjustment based on the crediting rates on the contract  surrendered  compared to crediting rates on newly issued contracts or index rate at time of surrender,  if applicable.  As of
December 31, 2003,  this  liability  was  reflected at market value,  which  considers  the effects of  unrealized  gains and losses in contract value  resulting from changes in crediting  rates.  Upon the adoption of SOP 03-1 on January 1, 2004, the Company  changed its accounting for American  Skandia's  contracts  containing MVA features as described  previously under "New Accounting  Pronouncements."
The Company's net VOBA balance  decreased $130 million upon the adoption of SOP 03-1,  primarily due to the change in the liability for the MVA feature since the expected cash flows on this business in force at the time of  acquisition  that  corresponded  to obligations covered by SOP 03-1 were considered in establishing the initial VOBA.

Estimated future net amortization of VOBA as of December 31, 2004 is as follows (in thousands):

                              2005                              $       37,084
                              2006                                      31,901
                              2007                                      26,044
                              2008                                      21,158
                              2009                                      17,643
                              2010 and thereafter                      100,337
                              ----                                     -------
                                 Total                          $      234,167
                                                                ==============

7.    CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS
The Company issues  traditional  variable annuity  contracts  through its separate  accounts for which investment income and investment gains and losses accrue directly to, and investment  risk is borne by, the contract  holder.  The Company also issues variable  annuity contracts with separate  account  options where the Company  contractually  guarantees to the contract  holder a return of no less than
(a) total  deposits  made to the contract  less any partial  withdrawals,  (b) total  deposits  made to the  contract  less any partial withdrawals  plus a minimum return  ("minimum  return"),  or (c) the highest  contract value on a specified  anniversary date minus any withdrawals following the contract anniversary  ("anniversary  contract value").  These guarantees include benefits that are payable in the event of death, annuitization or at specified dates during the accumulation period.

The Company also issues  annuity  contracts  with market value  adjusted  investment  options  ("MVAs"),  which provide for a return of principal  plus a fixed rate of return if held to maturity,  or,  alternatively,  a "market  adjusted  value" if  surrendered  prior to maturity.  The market value adjustment may result in a gain or loss to the Company,  depending on crediting rates or an indexed rate at surrender, as applicable.

The assets supporting the variable portion of both traditional  variable  annuities and certain variable  contracts with guarantees are carried at fair value and reported as "Separate account assets" with an equivalent  amount reported as "Separate account  liabilities."
Amounts  assessed  against the contract  holders for  mortality,  administration,  and other  services are included  within  revenue in
"Policy charges and fee income" and changes in liabilities for minimum guarantees are generally included in "Policyholders' benefits".

American Skandia Life Assurance Corporation
---------------------------------------------------------------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
---------------------------------------------------------------------------------------------------------------------------------------

7.    CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS (continued)

In 2004 there were no gains or losses on transfers of assets from the general account to a separate account.

For those  guarantees  of benefits that are payable in the event of death,  the net amount at risk is generally  defined as the current guaranteed  minimum death benefit in excess of the current  account  balance at the balance sheet date. For guarantees of benefits that are payable at  annuitization,  the net amount at risk is  generally  defined as the present  value of the minimum  guaranteed  annuity payments  available to the contract  holder  determined in accordance  with the terms of the contract in excess of the current  account balance.  For guarantees of accumulation  balances,  the net amount at risk is generally defined as the guaranteed minimum accumulation balance minus the current account  balance.  The Company's  contracts with guarantees may offer more than one type of guarantee in each contract;  therefore,  the amounts  listed may not be  mutually  exclusive.  As of December  31,  2004,  the Company had the  following guarantees associated with its contracts, by product and guarantee type:

                                                                              December 31, 2004
                                                                 --------------------------------------------
                                                                 ---------------------- ---------------------
                                                                                         At Annuitization /
                                                                 In the Event of Death     Accumulation/

                                                                 ---------------------- ---------------------
                                                                 --------------------------------------------
Variable Annuity Contracts                                                  (dollars in millions)

Return of Net Deposits
Account value................................................                $23,693.9                   N/A
Net amount at risk...........................................                 $2,775.7                   N/A
Average attained age of contractholders......................               62.4 years                   N/A

Anniversary contract value or minimum return
Account value................................................                 $4,060.9              $6,637.0
Net amount at risk...........................................                   $158.1                  $1.4
Average attained age of contractholders......................               63.9 years            58.8 years
Average period remaining until expected annuitization........                      N/A             6.5 years

                                                                   Unadjusted Value        Adjusted Value
Market value adjusted annuities
Account value                                                                 $1,350.9              $1,407.3

Account balances of variable annuity contracts with guarantees were invested in separate account investment options as follows:

                                                                     December 31, 2004
                                                                    ----------------------
                                                                    ----------------------

                                                                        (in millions)
Equity funds.................................................    $
                                                                                 17,158.1
Bond funds...................................................
                                                                                  4,967.2
Balanced funds...............................................
                                                                                    843.3
Money market funds...........................................
                                                                                  1,376.5
Specialty funds..............................................
                                                                                  2,058.8
                                                                    ---------------------- ---
     Total ..................................................    $               26,403.9
                                                                    ====================== ===

In addition to the above mentioned  amounts invested in separate account  investment  options,  $1,350.9 million of account balances of variable  annuity  contracts with  guarantees,  inclusive of contracts with MVA features,  were invested in general account  investment options.

Liabilities For Guarantee Benefits

The table below summarizes the changes in general account  liabilities for guarantees on variable  contracts.  The liabilities for GMDB and  guaranteed  minimum  income  benefits  ("GMIB")  are  included  in the "Future  policy  benefits"  and the related  changes in the liabilities are included in "Policyholders'  benefits.".  Guaranteed minimum withdrawal  benefits ("GMWB") and guaranteed return option
("GRO")  features are considered to be  derivatives  under SFAS No. 133, and changes in the fair value of the derivative are recognized through  "Realized  investment gains (losses),  net." At December 31, 2004, the liabilities  recorded related to these derivatives were insignificant.
American Skandia Life Assurance Corporation
---------------------------------------------------------------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
---------------------------------------------------------------------------------------------------------------------------------------

7.    CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS (continued)

                                                          Guaranteed Minimum
                                                              Withdrawal           Guaranteed
                                    Guaranteed Minimum      Benefit/Return       Minimum Income         Totals
                                   Death Benefit (GMDB)  Option (GMWB / GRO)     Benefit (GMIB)
                                   --------------------- --------------------- ------------------- -----------------
                                   ---------------------------------------------------------------------------------

                                                                    (in millions)
Balance as of January 1, 2004 .
                                                 $  8.6                $    -              $   -             $  8.6
  Incurred guarantee benefits .
                                                   62.5                     -                0.7               63.2
  Paid guarantee benefits .....
                                                 (44.7)                     -                  -            (44.7)
                                   --------------------- --------------------- ------------------- -----------------
Balance as of December 31, 2004
                                                 $ 26.4                $    -             $  0.7             $ 27.1
                                   ===================== ===================== =================== =================

The GMDB liability is determined each period end by estimating the accumulated  value of a percentage of the total  assessments to date less the accumulated  value of the death benefits in excess of the account  balance.  The percentage of assessments used is chosen such that,  at the  acquisition  date the  present  value of expected  death  benefits in excess of the  projected  account  balance and the percentage of the present value of total  expected  assessments  over the lifetime of the  contracts are equal.  The Company  regularly evaluates the estimates  used and adjusts the  additional  GMDB liability  balances,  with a related  charge or credit to earnings,  if actual  experience or other  evidence  suggests  that earlier  assumptions  should be revised.  The GMIB  liability  was  determined at
December 31, 2004 by estimating the accumulated  value of a percentage of the total  assessments to date less the accumulated  value of the projected income benefits in excess of the account balance.

The present value of death  benefits in excess of the projected  account  balance and the present value of total  expected  assessments for GMDB's was determined over a reasonable range of stochastically generated scenarios.  For variable annuities,  5,000 scenarios were stochastically generated and, from these, 200 scenarios were selected using a sampling technique.

The GRO features  predominantly  provide for a guaranteed return of initial account value over a contractually  defined period equal to seven  years.  One other  variation of the GRO feature has an  additional  optional  benefit that will provide for a base  guarantee of account value seven years after the benefit is effective and every anniversary date thereafter and, if elected,  an enhanced  guarantee equal to the  account  value  seven  years after the  effective  date of any  "step-up"  and every  anniversary  date  thereafter.  All guaranteed  amounts include any additional  purchase  payments and credits less withdrawals.  Significant or prolonged  declines in the value of any  variable  investment  options a customer  may  choose as part of their GRO  benefit  may  result in all or a  substantial portion of their  account  values being  allocated  to fixed  investment  allocations,  in  conjunction  with the  Company's  automatic rebalancing program associated with this feature.

The GMWB features  provide the  contractholder  with a guaranteed  remaining  balance if the account value is reduced to zero through a combination of market declines and withdrawals.  The guaranteed  remaining  balance is generally equal to the protected value under the contract,  which is initially  established as the greater of the account value or cumulative premiums when withdrawals  commence,  less cumulative  withdrawals.  The  contractholder  also has the option,  after a specified time period,  to reset the guaranteed  remaining balance to the then-current account value, if greater.

Sales Inducements

The Company defers sales  inducements and amortizes them over the life of the policy using the same  methodology  and assumptions  used to amortize deferred policy  acquisition  costs.  These deferred sales  inducements are included in "Deferred  Purchase Credits" in the
Company's  Statements  of  Financial  Position.  The Company  offers a bonus  whereby the  policyholder's  initial  account  balance is increased by an amount equal to a specified  percentage of the customer's  initial deposit.  Changes in deferred sales  inducements are as follows:

                                                                        Sales Inducements
                                                                       -----------------
                                                                       -----------------

                                                                         (in millions)
Balance as of January 1, 2004................................
                                                                    $             70.3
  Capitalization.............................................
                                                                                  84.1
  Amortization...............................................
                                                                                 (10.0)
                                                                    -- -----------------
                                                                    -- -----------------
Balance as of December 31, 2004..............................
                                                                    $             144.4
                                                                    == =================

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

The effect of  reinsurance  for the year ended  December 31, 2004,  eight months ended  December 31, 2003,  four months ended April 30,
2003, and year ended December 31, 2002 was as follows (in thousands):

        2004 (Successor)                                                Gross          Ceded          Net
        Policy charges and fee income                               $   400,809     $   (42,276)  $   358,533
        Policyholders' benefits                                     $    86,948     $         -   $    86,948
        General, administrative and other expenses                  $   268,318     $    (3,804)  $   264,514

        Eight months ended December 31, 2003 (Successor)
        Policy charges and fee income                               $   264,835     $   (22,880)  $   241,955
        Policyholders' benefits                                     $    43,246     $       434   $    43,680
        General, administrative and other expenses                  $   162,116     $    (2,143)  $   159,973

        Four months ended April 30, 2003 (Predecessor)
        Policy charges and fee income                               $   120,392     $   (11,179)  $   109,213
        Policyholders' benefits                                     $    24,355     $      (409)  $    23,946
        General, administrative and other expenses                  $   104,795     $    (7,155)  $    97,640

        2002 (Predecessor)
        Policy charges and fee income                               $   401,974     $   (38,554)  $   363,420
        Policyholders' benefits                                     $    60,440     $       (25)  $    60,415
        General, administrative and other expenses                  $   630,001     $     1,254   $   631,255

9.   INCOME TAXES

The components of income tax expense (benefit) for the year ended December 31, 2004, eight months ended December 31, 2003, four months ended April 30, 2003 and year ended December 31, 2002 are as follows:

                                                         Successor                          Predecessor
                                           ------------------------------------------------------------------------
                                                                                       Four months
                                                                  Eight months ended   ended April
                                                   2004           December 31, 2003     30, 2003         2002
                                           ------------------------------------------------------------------------
                                                                       (in thousands)
Current tax (benefit) expense:
   U.S. and foreign                            $        3,936       $        (1,950)    $  (2,706)    $  (3,739)
   State and local                                        135                   (22)         (464)            -
                                           ------------------------------------------------------------------------
   Total                                                4,071                (1,972)       (3,170)       (3,739)
                                           ------------------------------------------------------------------------

Deferred tax expense (benefit):
   U.S. and foreign                                    31,595                51,475        (5,374)      (99,071)
   State and local                                      1,353                   898             -             -
                                           ------------------------------------------------------------------------
   Total                                               32,948                52,373        (5,374)      (99,071)
                                           ------------------------------------------------------------------------

Total income tax expense (benefit)             $       37,019       $        50,401     $  (8,544)    $(102,810)
                                           ========================================================================

American Skandia Life Assurance Corporation
---------------------------------------------------------------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
---------------------------------------------------------------------------------------------------------------------------------------

9.   INCOME TAXES (continued)

The income tax expense  (benefit) for the year ended December 31, 2004,  eight months ended December 31, 2003,  four months ended April
30, 2003 and year ended December 31, 2002 differs from the amount  computed by applying the expected  federal income tax rate of 35% to income from operations before income taxes for the following reasons:

                                                           Successor                          Predecessor
                                           ------------------------------------------------------------------------
                                                                 --------------------------------------------------
                                                                                       Four months
                                                                  Eight months ended   ended April
                                                   2004           December 31, 2003     30, 2003         2002
                                           ------------------------------------------------------------------------
                                                                       (in thousands)

Expected federal income tax expense            $       50,400        $       49,440     $    (263)    $ (93,823)
(benefit)
   Dividends received deduction                       (14,052)                    -        (2,800)      (12,250)
   Loss on foreign subsidiary                               -                     -        (5,374)          947
   Meals and entertainment                                  4                   490           113           603
   State income taxes, net of federal                     435                   570          (301)            -
benefit
   Other                                                  232                   (99)           81         1,713
                                           ------------------------------------------------------------------------
   Total income tax expense (benefit)          $       37,019        $       50,401     $  (8,544)    $(102,810)
                                           ========================================================================

Deferred tax assets and liabilities at December 31, resulted from the items listed in the following table:

                                                              2004                   2003
                                                        ------------------     ------------------
                                                                    (in thousands)
         Deferred tax assets
            Insurance reserves                            $    289,430           $    251,486
            Income taxed in advance                             71,011                104,816
            Compensation reserves                               19,235                 27,108
            Net operating loss carryforwards                    22,752                      -
            Net unrealized losses on securities                      -                    876
            Other                                               21,900                 15,102
                                                        ------------------     ------------------
                                                        ------------------     ------------------
            Deferred tax assets                                424,328                399,388
                                                        ------------------     ------------------

         Deferred tax liabilities
            VOBA and deferred acquisition cost                (167,161)              (133,750)
            Net unrealized gains on fixed maturity             (11,311)                     -
         securities
            Other                                               (5,741)                (8,688)
                                                        ------------------     ------------------
            Deferred tax liabilities                          (184,213)              (135,172)
                                                        ------------------     ------------------

         Net deferred tax asset/(liability)               $    240,115           $    256,950
                                                        ==================     ==================

The  Company's  federal and state net  operating  loss  carryforwards,  totaling  approximately  $64 million will expire,  if not used, between 2009 and 2019.

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

10.  STATUTORY NET INCOME AND SURPLUS AND DIVIDEND RESTRICTIONS

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

American Skandia Life Assurance Corporation
---------------------------------------------------------------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
---------------------------------------------------------------------------------------------------------------------------------------

10.  STATUTORY NET INCOME AND SURPLUS AND DIVIDEND RESTRICTIONS (continued)

Statutory  net income (loss) of the Company  amounted to $101.1  million,  ($13.7)  million and ($192.5)  million,  for the years ended
December 31, 2004,  2003, and 2002,  respectively.  Statutory  surplus of the Company  amounted to $399.0 million and $329.5 million at
December 31, 2004 and 2003, respectively.

Without prior approval of its domiciliary  commissioner,  dividends to  shareholders  are limited by the laws of the Company's state of incorporation,  Connecticut.  The State of Connecticut  restricts  dividend  payments to the greater of 10% of the prior year's surplus or net gain from  operations  from the prior  year.  Net gain from  operations  is defined as income  after taxes but prior to realized capital  gains,  as  reported  on the  Summary of  Operations.  Based on 2004  earnings,  there is  capacity to pay a dividend of $99.2 million without prior approval in 2005.

11.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table discloses the carrying amounts and estimated fair values of the Company's financial instruments at December 31:

                                                          2004                               2003
                                            ---------------------------------------------------------------------
                                            ---------------------------------------------------------------------
                                                                 Estimated                         Estimated
                                             Carrying value     fair value     Carrying value      fair value
                                            ---------------------------------------------------------------------
                                                                       (in thousands)
Financial assets:
   Fixed maturities                           $   1,771,976      $ 1,771,976    $     425,231      $   425,231
   Trading securities                                47,316           47,316           59,485           59,485
   Equity securities                                 11,567           11,567                -                -
   Policy loans                                      10,323           10,323            8,371            8,371
   Short-term investments                           423,971          423,971           39,587           39,587
   Cash and cash equivalents                         72,854           72,854                -                -
   Separate account assets                       26,984,413       26,984,413       25,817,612       25,817,612

Financial liabilities:
   Securities   sold  under   agreements  to
repurchase                                           33,373           33,373           20,850           20,850
   Short-term borrowing                             140,363          140,363          116,000          116,000
   Long-term borrowing                              135,000          135,000                -                -
   Separate account liabilities                  26,984,413       26,984,413       25,817,612       25,817,612

12.  CONTINGENCIES AND LITIGATION

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

American Skandia Life Assurance Corporation
Notes to Consolidated Financial Statements
---------------------------------------------------------------------------------------------------------------------------------------

12.  CONTINGENCIES AND LITIGATION (continued)

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

The Company and other American  Skandia  entities have received  formal  requests for  information  from  regulators  including,  among others,  the New York Attorney  General's  Office and the Securities and Exchange  Commission in connection  with its variable  annuity businesses.  The Company and other American Skandia entities are engaged in ongoing  discussions with the above  organizations  and are fully  cooperating  with them. The Company  believes these matters are likely to lead to proceedings  and/or  settlements.  The Company has expanded the disclosure in its variable annuity  prospectuses  concerning its policies and procedures  regarding market timing, and the  discussions  with the above  organizations  have focused on the  Company's  previous  disclosures  relating to these  policies and procedures.

In recent years, a number of annuity  companies have been named as defendants in class action lawsuits  relating to the use of variable annuities  as funding  vehicles  for  tax-qualified  retirement  accounts.  The  Company was a defendant  in one  lawsuit,  a purported nationwide class action  complaint,  filed in the United States District Court for the Southern  District of New York in December 2002,
Donovan v.  American  Skandia Life Ass.  Corp.  et al. The complaint  alleged that the Company and certain of its  affiliates  violated federal  securities  laws in  marketing  variable  annuities  and sought  injunctive  relief and  compensatory  damages in  unspecified amounts.  In July 2003, the court granted the Company's  motion to dismiss the complaint with prejudice.  As previously  reported,  the
United States Court of Appeals for the Second  Circuit,  upheld the  dismissal in May 2004.  The United States Court of Appeals for the
Second  Circuit  denied  plaintiffs  petition for the appeal to be reheard en banc and  plaintiffs  sought  review by the United States
Supreme Court, which  request was denied.

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

The  Company  is also aware that ASI may be a  defendant  designated  as one of "Does  1-500" in a suit filed in  October,  2003 in the
United States  District Court for the Central  District of California  entitled Mike Sayegh v. Janus Capital  Corporation,  et al. This
suit alleges that various  defendants  engaged in improper  late trading and market  timing  activities  in various funds also named as defendants.  The  complaint  further  alleges that such  activities  were in violation of  California  Business and  Professional  Code
Section 17200.  This suit has not been served on ASI.  This suit has been included in the multi-district action, discussed above.

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

American Skandia Life Assurance Corporation
Notes to Consolidated Financial Statements
---------------------------------------------------------------------------------------------------------------------------------------

12.  CONTINGENCIES AND LITIGATION (continued)

It should be noted that the judgments,  settlements and expenses associated with many of these lawsuits,  administrative and regulatory matters,  and  contingencies,  including the  complaints  described  above,  may, in whole or in part,  after  satisfaction  of certain retention  requirements,  fall within Skandia  Insurance  Company Ltd. (SICL)  indemnification  obligations to PFI and its subsidiaries under the terms of the Acquisition.  Those  obligations of SICL provide for  indemnification  of certain  judgments,  settlements,  and costs and expenses associated with lawsuits and other claims against the Company  ("matters"),  and apply only to matters, or groups of related  matters,  for which the costs and  expenses  exceed  $25,000  individually.  Those  obligations  only  apply to such costs and expenses that exceed $10 million in the aggregate,  subject to reduction for insurance  proceeds,  certain accruals and any tax benefit applicable to such amounts, and those obligations do not apply to the extent that such aggregate exceeds $1 billion.

13.  RELATED PARTY TRANSACTIONS

Affiliated Asset Management Fee Income
In accordance with an agreement with ASISI, the Company  receives fee income  calculated on policyholder  account balances  invested in the American Skandia Trust.  Income received from ASISI related to this agreement was $72.0 million,  $43.7 million,  $19.0 million and
$67.4 million for the year ended  December 31, 2004,  eight months ended  December 31, 2003,  four months ended April 30, 2003 and year ended  December 31, 2003,  respectively.  These  revenues are recorded as "Asset  management  fees" in the  Consolidated  Statements of
Operations and Comprehensive Income.

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

Allocated  depreciation  expense was $6.5 million,  $4.2 million,  $2.2 million,  and $7.4 million for the year ended December 31,2004, and the eight months ended December 31, 2003,  four months ended April 30, 2003,  and the year ended  December 31, 2002,  respectively.
Allocated  lease expense was $9.1 million,  $4.6 million,  $2.0  million,  $5.8 million for the year ended  December 31, 2004,  and the eight months  ended  December 31, 2003,  four months  ended April 30, 2003 and year ended  December 31, 2002,  respectively.  Allocated sub-lease rental income,  recorded as a reduction to lease expense, was $2.3 million,  $1.2 million,  $622 thousand,  and $738 thousand for the year ended  December 31, 2004,  and the eight months ended  December 31, 2003,  four months ended April 30, 2003 and year ended
December 31, 2002,  respectively.  Assuming that the written service agreement between ASLAC and ASIST continues indefinitely,  ASLAC's allocated  future  minimum lease  payments and sub-lease  receipts per year and in aggregate as of December 31, 2004 are as follows (in thousands):

                                                                       Lease         Sub-Lease
                                                                  ---------------- --------------
                                                                  ---------------- --------------
                                  2005                            $     8,606      $     2,441
                                  2006                                  8,586            2,400
                                  2007                                  8,586            2,242
                                  2008                                  8,586            1,816
                                  2009                                  7,766            1,790
                                  2010 and thereafter                  13,531            4,676
                                  ----                                 ------            -----
                                  Total                           $    55,661      $    15,365
                                                                  ===========      ===========

Beginning  in 1999,  the  Company  was  reimbursed  by its  affiliate  American  Skandia  Marketing,  Incorporated  ("ASM") for certain distribution  related costs  associated  with the sales of variable  annuities  from  revenues ASM receives  under a 12b-1 plan of AST.
Under this  agreement,  the expenses  reimbursed  were $4.3  million,  $4.9  million,  $2.1 million and $8.3 million for the year ended
December  31,  2004,  eight  months  ended  December  31,  2003,  four months  ended April 30, 2003 and year ended  December  31, 2002, respectively.  As of December 31, 2004 and 2003,  amounts  receivable  under this  agreement were  approximately  $0 and $554 thousand, respectively.

American Skandia Life Assurance Corporation
Notes to Consolidated Financial Statements
---------------------------------------------------------------------------------------------------------------------------------------

13.  RELATED PARTY TRANSACTIONS (continued)

The Company and ASM have a written Service Agreement,  approved by the Connecticut  Insurance Department on September 13, 1996, whereby
ASM pays,  on behalf of the  Company,  information  consulting  fees payable in  connection  with the sale of the  Company's  insurance products.  The Company  reimburses  ASM for ASM's payment of such fees on the  Company's  behalf.  The Company paid ASM $32.8  million,
$21.4 million,  $9.6 million and $34.2 million during the twelve months ended December 31, 2004,  eight months ended December 31, 2003, four months ended April 30, 2003,  and year ended  December 31, 2002,  respectively,  pursuant to the  agreement.  This  Agreement will automatically  continue in effect from year to year.  This  Agreement may be terminated  upon  30-calendar  days' written notice to the other party.

The Company pays  commissions  and certain other fees to ASM in  consideration  for ASM's  marketing and  underwriting of the Company's products,  which commissions and fees are paid by ASM to unaffiliated  broker-dealers who sell the Company's products.  Commissions and fees paid by the Company to ASM during the year ended  December 31,  2004,  eight  months  ended  December 31, 2003,  four months ended
April 30, 2003, and year ended December 31, 2002 were $222.0 million, $136.5 million, $46.0 million and $193.4 million, respectively.

Reinsurance Agreements
During 2004, we entered into two new  reinsurance  agreements  with  affiliates as part of our risk  management and capital  management strategies.  We  entered  into a 100%  coinsurance  agreement  with The  Prudential  Insurance  Company of  America  providing  for the reinsurance of our guaranteed  minimum  withdrawal  benefit  feature  (GMWB).  We also entered into a 100%  coinsurance  agreement with
Pruco  Reinsurance  providing for the  reinsurance  of our guaranteed  return option (GRO).  In prior years,  the Company  entered into reinsurance  agreements  to provide  additional  capacity for growth in  supporting  the cash flow strain from the  Company's  variable annuity and variable life insurance business.

Debt Agreements
Short-term borrowing
The Company had a $10.0 million  short-term  loan payable to ASI at December 31, 2004 and 2003 as part of a revolving  loan  agreement.
The loan had an interest  rate of 2.66% and matured on January 30,  2005.  The loan was  subsequently  rolled over with a new  interest rate of 2.66% and a new maturity date of April 30, 2005.  The total related  interest  expense to the Company was $232  thousand,  $116 thousand,  $60 thousand and $271  thousand for the year ended  December  31, 2004,  eight months ended  December 31, 2003,  four months ended April 30, 2003, and year ended  December 31, 2002,  respectively.  Accrued  interest  payable was $46 thousand,  $29 thousand and
$10 thousand as of December 31, 2004, 2003 and 2002, respectively.

On January 3, 2002, the Company  entered into a $150 million credit  facility  agreement with ASI. This credit  facility  terminates on
December 31, 2005 and bears interest at the offered rate in the London  interbank  market (LIBOR) plus 0.35% per annum for the relevant interest  period.  Interest  expense  related to these  borrowings was $2.6 million,  $534 thousand,  $56 thousand and $2.2 million for the year ended December 31, 2004,  eight months ended  December 31, 2003,  four months ended April 30, 2003 and year ended December 31,
2002.  As of December  31, 2004 and  December 31, 2003,  $126  million and $106  million was  outstanding  under this credit  facility.
Accrued interest payable was $250 thousand and $153 thousand as of December 31, 2004 and December 31, 2003, respectively.

On March 12, 2004,  the Company  entered into a $45 million loan with  Prudential  Funding LLC. This loan matures on March 12, 2007 and has an interest rate of 2.78%.  Interest paid related to these  borrowings  was $248 thousand for the year ended  December 31, 2004. As of December  31,  2004,  $45 million was  outstanding  under this credit  facility.  Accrued  interest  payable was $73  thousand as of
December 31, 2004.

On May 1, 2004, the Company entered into a $500 million credit facility  agreement with Prudential  Funding LLC.  Effective December 1,
2004,  the credit  facility  agreement was increased to $750 million.  Interest paid related to these  borrowings was $678 thousand for the year ended December 31, 2004. As of December 31, 2004, $94 million was outstanding  under this credit  facility.  Accrued  interest payable was $95 thousand as of December 31, 2004.

Surplus notes
The Company had issued  surplus  notes to ASI in exchange for cash.  On May 1, 2003,  the Company  converted  all  outstanding  surplus notes to additional  paid-in capital as part of the  Acquisition.  The conversion  included the principal  amount of $110.0 million and related  interest of $32.2 million.  Surplus notes  outstanding as of December 31, 2002 was $110.0  million.  Interest  expense for the eight months  ended  December 31, 2003,  four months ended April 30, 2003 and year ended  December 31, 2002 was $0, $3.0  million,  and
$10.9  million,  respectively.  Payment of interest and  repayment of principal for these notes was subject to certain  conditions  and required  approval by the Insurance  Commissioner  of the State of  Connecticut.  At December 31, 2003 and 2002, $0 and $29.2  million, respectively, of accrued interest on surplus notes was not permitted for payment under these criteria.

American Skandia Life Assurance Corporation
Notes to Consolidated Financial Statements
---------------------------------------------------------------------------------------------------------------------------------------

13.  RELATED PARTY TRANSACTIONS (continued)

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

The Company has determined,  using  assumptions for lapses,  mortality,  free withdrawals and a long-term fund growth rate of 8% on the
Company's assets under management,  that the discounted  estimated future payments to ASI would be $222.6 million and $337.1 million as of December 31, 2004 and 2003, respectively.

Payments,  representing fees and charges in the aggregate amount,  of $122.2 million,  $94.3 million,  $50.5 million and $186.8 million were made by the Company to ASI during the year ended December  31,2004,  eight months ended December 31, 2003, four months ended April
30, 2003 and year ended December 31, 2002,  respectively.  Related expense  (income) of $12.7 million,  $11.1 million,  ($11.6) million and $828 thousand has been included in the Consolidated  Statements of Operations and Comprehensive  Income for the year ended December
31,2004, eight months ended December 31, 2003, four months ended April 30, 2003 and year ended December 31, 2002, respectively.

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

                                Closing      Effective        Contract Issue         Discount      Present
             Transaction          Date          Date              Period               Rate         Value
         ------------------- ------------- ------------- ------------------------ ------------- -------------
         ------------------- ------------- ------------- ------------------------ ------------- -------------

                1997-1          7/23/97        6/1/97       3/1/96 - 4/30/97           7.5%          58,767
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
                1999-1          6/23/99        6/1/99       4/1/94 - 4/30/99           7.5%         120,632
                1999-2         12/14/99       10/1/99      11/1/98 - 7/31/99           7.5%         145,078
                2000-1          3/22/00        2/1/00       8/1/99 - 1/31/00           7.5%         169,459
                2000-2          7/18/00        6/1/00       2/1/00 - 4/30/00          7.25%          92,399
                2000-3          1/18/01       12/1/00       5/1/00 - 10/31/00         7.25%         107,139
                2000-4         12/28/00       12/1/00       1/1/98 - 10/31/00         7.25%         107,291
                2002-1          4/12/02        3/1/02      11/1/00 - 12/31/01         6.00%         101,713

American Skandia Life Assurance Corporation
Notes to Consolidated Financial Statements
---------------------------------------------------------------------------------------------------------------------------------------

13.  RELATED PARTY TRANSACTIONS (continued)

Future  amortization  of future fees payable to ASI as of December  31, 2004,  according  to a revised  amortization  schedule,  are as follows (in thousands):

                                          Year         Amount
                                     -------------- ------------
                                     -------------- ------------

                                          2005      $    87,446
                                          2006           64,619
                                          2007           36,361
                                          2008           11,421
                                          2009              750
                                          ----              ---
                                          Total     $   200,597
                                                    ===========

Inter-affiliate Asset Purchase
During the second  quarter of 2004,  the Company  purchased  bonds from an  affiliate  company,  The  Prudential  Insurance  Company of
America. The Company purchased fixed maturity  investments for $30.7 million,  the acquisition-date  fair value, but reflected the cost of the investments at the historic  amortized cost to the affiliate.  The difference  between the historic  amortized cost and the fair value, net of taxes, was reflected as additional paid-in capital of $(0.9) million.  The fixed maturity  investments are categorized in the Company's  consolidated  balance sheet as fixed maturities  available -for sale, and are therefore  carried at fair value, with the difference between amortized cost and fair value reflected in accumulated other comprehensive income.

14.  LEASES

The Company entered into an eleven-year  lease agreement for office space in Westminster,  Colorado,  effective  January 1, 2001. Lease expense for the year ended December 31, 2004,  and the eight months ended December 31, 2003,  four months ended April 30, 2003 and year ended  December 31, 2002 was $2.9 million,  $1.7 million,  $899 thousand and $2.6 million,  respectively.  Sub-lease  rental income was
$455  thousand,  $297 thousand,  $129 thousand and $227 thousand for the year ended December 31, 2004,  eight months ended December 31,
2003,  four months ended April 30, 2003 and years ended December 31, 2002.  Future  minimum lease  payments and sub-lease  receipts per year and in aggregate as of December 31, 2004 are as follows (in thousands):

                                                                       Lease           Sub-Lease
                                                                 ------------------ -----------------
                                                                 ------------------ -----------------
                                   2005                          $    3,040         $      190
                                   2006                               3,041                  -
                                   2007                               3,053                  -
                                   2008                               3,187                  -
                                   2009                               3,187                  -
                                   2010 and thereafter                6,109                  -
                                   ----                               -----
                                   Total                         $   21,617         $      190
                                                                 ==========         ==========

15.  EMPLOYEE BENEFITS

On July 1, 2003,  the Company's  employees  transitioned  from SICL's  benefit plans to Prudential  Financial's.  Prudential  Financial sponsors a  noncontributory  defined  benefit  pension plan that covers  substantially  all of the  Company's  employees.  Benefits are generally  based on career average  earnings and credited  length of service.  Prudential  Financial's  funding policy is to contribute annually an amount necessary to satisfy the Internal Revenue Service contribution guidelines.

Prudential  plans also provide  certain life  insurance and health care benefits for its retired  employees,  their  beneficiaries  and covered dependents.  The health-care plan is contributory; the life insurance plan is noncontributory.

The costs relating to the  aforementioned  benefit plans amounted to $7.2 million and $3.1 million for the twelve months ended December
31, 2004 and eight months ended December 31, 2003, respectively.

American Skandia Life Assurance Corporation
Notes to Consolidated Financial Statements
---------------------------------------------------------------------------------------------------------------------------------------

15.  EMPLOYEE BENEFITS (continued)

Prior to May 1, 2003, the Company had a 401(k) plan for which  substantially  all employees are eligible.  Under this plan, the Company provides  a 50%  match  on  employees'  contributions  up to 6% of an  employee's  salary  (for an  aggregate  match of up to 3% of the employee's salary).  Additionally,  the Company may contribute  additional amounts based on profitability of the Company and certain of its  affiliates.  Expenses  (income)  related to this program for the eight months ended December 31, 2003, four months ended April 30,
2003, and year ended December 31, 2002 were ($70) thousand,  $425 thousand and $719 thousand,  respectively.  Company  contributions to this plan on behalf of the  participants  were $4 thousand,  $896  thousand and $921  thousand for the eight months ended  December 31,
2003, four months ended April 30, 2003, and years ended December 31, 2002, respectively.

Prior to July 1, 2003,  the Company had a deferred  compensation  plan,  which is  available to the field  marketing  staff and certain other  employees.  (Income)  expenses  related to this  program for the twelve  months  ended  December  31,  2004,  eight months ended
December 31, 2003, four months ended April 30, 2003, and the year ended December 31, 2002 were ($116)  thousand,  ($41) thousand,  $279 thousand and $3.5 million,  respectively.  Company  contributions  to this plan on behalf of the participants  were $27 thousand,  $126 thousand and $5.3 million for the eight months ended  December 31, 2003,  four months ended April 30, 2003, and year ended December 31,
2002, respectively.

The  Company  and certain  affiliates  cooperatively  have a long-term  incentive  program  under which units are awarded to  executive officers and other  personnel.  This plan terminated in March 2004.  Prior to May 1, 2003, the Company and certain  affiliates also had a profit sharing  program,  which benefits all employees  below the officer  level.  These programs  consist of multiple plans with new plans instituted each year.  Generally,  participants  must remain employed by the Company or its affiliates at the time such units are payable in order to receive any  payments  under the  programs.  The accrued  liability  representing  the value of these units was $74 thousand,  $1.2 million and $7.1  million as of December 31, 2004,  2003 and 2002,  respectively.  (Income)  expenses  related to these programs for the twelve  months ended  December 31, 2004,  eight months ended  December 31, 2003,  four months ended April 30, 2003 and year ended December 31, 2002 were $3 thousand,  ($468)  thousand,  $249 thousand and $1.5 million,  respectively.  Payments under these programs were $1.1 million,  $1.0 million,  $4.7 million,  and $8.0 million for the twelve months ended December 31, 2004, eight months ended December 31, 2003, four months ended April 30, 2003 and year ended December 31, 2002, respectively.

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

17.  SEGMENT REPORTING

Assets under management and sales for products other than variable  annuities have not been significant  enough to warrant full segment disclosures as required by SFAS No. 131,  "Disclosures  about Segments of an Enterprise and Related  Information," and the Company does not  anticipate  that they will be so in the future due to changes in the  Company's  strategy  to focus on its core  variable  annuity business.

18.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The unaudited quarterly results of operations for the years ended December 31, 2004 and 2003 are summarized in the table below:

                                                             Three months ended (Successor)
                                              -------------------------------------------------------------
                                              -------------------------------------------------------------
                                                March 31       June 30      September 30    December 31
                                              -------------------------------------------------------------
2004                                                                 (in thousands)
Total revenues                                  $  140,459   $   142,537     $    138,119   $    154,467
Total benefits and expenses                        101,440       106,263          101,229        122,650
Income (loss) from operations before income
taxes and cumulative effect of accounting
change                                              39,019        36,274           36,890         31,817
Net income (loss)                                    9,807        25,803           29,508         24,785

American Skandia Life Assurance Corporation
---------------------------------------------------------------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
---------------------------------------------------------------------------------------------------------------------------------------

18.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) (continued)

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
Harris,  David R.  Odenath,  Jr.,  and  Michael  Bohm,  each of them  severally,  his true and  lawful  attorney-in-fact  with power of substitution and  resubstitution to sign in his name, place and stead, in any and all capacities,  to do any and all things and execute any and all instruments  that such attorney may deem necessary or advisable  under the Securities  Exchange Act of 1934, and any rules, regulations  and  requirements  of the  Securities  and Exchange  Commission  (the  "Commission")  in  connection  with filing with the
Commission of an Annual Report on Form 10-K of American  Skandia Life  Assurance  Corporation  (the  "Registrant")  for the fiscal year ended December 31, 2004 ("Form 10-K");  including  specifically,  but without  limiting the generality of the foregoing,  the power and authority to sign his name in his  respective  capacity as a member of the Board of Directors  of the  Registrant  to the Form 10-K and
such other form or forms as may be appropriate to be filed with the Commission as any of them may deem  appropriate,  together will all exhibits  thereto,  and to any and all  amendments  thereto  and to any other  documents  filed with the  Commission,  as fully for all intents and purposes as he might or could do in person, and hereby ratifies and confirms all said  attorneys-in-fact  and agents,  each acting alone, and his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         IN WITNESS WHEREOF, I have hereunto set my hand this 30th day of March 2005.

                                                                       /s/  James J. Avery, Jr.

                                                                            James J. Avery, Jr.

                                                           POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE  PRESENTS,  that the person whose  signature  appears  below  constitutes  and  appoints  Timothy P.
Harris,  David R.  Odenath,  Jr.,  and  Michael  Bohm,  each of them  severally,  his true and  lawful  attorney-in-fact  with power of substitution and  resubstitution to sign in his name, place and stead, in any and all capacities,  to do any and all things and execute any and all instruments  that such attorney may deem necessary or advisable  under the Securities  Exchange Act of 1934, and any rules, regulations  and  requirements  of the  Securities  and Exchange  Commission  (the  "Commission")  in  connection  with filing with the
Commission of an Annual Report on Form 10-K of American  Skandia Life  Assurance  Corporation  (the  "Registrant")  for the fiscal year ended December 31, 2004 ("Form 10-K");  including  specifically,  but without  limiting the generality of the foregoing,  the power and authority to sign his name in his  respective  capacity as a member of the Board of Directors  of the  Registrant  to the Form 10-K and
such other form or forms as may be appropriate to be filed with the Commission as any of them may deem  appropriate,  together will all exhibits  thereto,  and to any and all  amendments  thereto  and to any other  documents  filed with the  Commission,  as fully for all intents and purposes as he might or could do in person, and hereby ratifies and confirms all said  attorneys-in-fact  and agents,  each acting alone, and his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         IN WITNESS WHEREOF, I have hereunto set my hand this 30th day of March 2005.

                                                                       /s/  Charles E. Chaplin

                                                                            Charles E. Chaplin

                                                           POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE  PRESENTS,  that the person whose  signature  appears  below  constitutes  and  appoints  Timothy P.
Harris,  David R.  Odenath,  Jr.,  and  Michael  Bohm,  each of them  severally,  his true and  lawful  attorney-in-fact  with power of substitution and  resubstitution to sign in his name, place and stead, in any and all capacities,  to do any and all things and execute any and all instruments  that such attorney may deem necessary or advisable  under the Securities  Exchange Act of 1934, and any rules, regulations  and  requirements  of the  Securities  and Exchange  Commission  (the  "Commission")  in  connection  with filing with the
Commission of an Annual Report on Form 10-K of American  Skandia Life  Assurance  Corporation  (the  "Registrant")  for the fiscal year ended December 31, 2004 ("Form 10-K");  including  specifically,  but without  limiting the generality of the foregoing,  the power and authority to sign his name in his  respective  capacity as a member of the Board of Directors  of the  Registrant  to the Form 10-K and
such other form or forms as may be appropriate to be filed with the Commission as any of them may deem  appropriate,  together will all exhibits  thereto,  and to any and all  amendments  thereto  and to any other  documents  filed with the  Commission,  as fully for all intents and purposes as he might or could do in person, and hereby ratifies and confirms all said  attorneys-in-fact  and agents,  each acting alone, and his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         IN WITNESS WHEREOF, I have hereunto set my hand this 30th day of March 2005.

                                                                       /s/  Helen M. Galt

                                                                            Helen M. Galt

                                                           POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE  PRESENTS,  that the person whose  signature  appears  below  constitutes  and  appoints  Timothy P.
Harris,  David R.  Odenath,  Jr.,  and  Michael  Bohm,  each of them  severally,  his true and  lawful  attorney-in-fact  with power of substitution and  resubstitution to sign in his name, place and stead, in any and all capacities,  to do any and all things and execute any and all instruments  that such attorney may deem necessary or advisable  under the Securities  Exchange Act of 1934, and any rules, regulations  and  requirements  of the  Securities  and Exchange  Commission  (the  "Commission")  in  connection  with filing with the
Commission of an Annual Report on Form 10-K of American  Skandia Life  Assurance  Corporation  (the  "Registrant")  for the fiscal year ended December 31, 2004 ("Form 10-K");  including  specifically,  but without  limiting the generality of the foregoing,  the power and authority to sign his name in his  respective  capacity as a member of the Board of Directors  of the  Registrant  to the Form 10-K and
such other form or forms as may be appropriate to be filed with the Commission as any of them may deem  appropriate,  together will all exhibits  thereto,  and to any and all  amendments  thereto  and to any other  documents  filed with the  Commission,  as fully for all intents and purposes as he might or could do in person, and hereby ratifies and confirms all said  attorneys-in-fact  and agents,  each acting alone, and his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         IN WITNESS WHEREOF, I have hereunto set my hand this 30th day of March 2005.

                                                                       /s/  Bernard J. Jacob

                                                                            Bernard J. Jacob

                                                           POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE  PRESENTS,  that the person whose  signature  appears  below  constitutes  and  appoints  Timothy P.
Harris,  David R.  Odenath,  Jr.,  and  Michael  Bohm,  each of them  severally,  his true and  lawful  attorney-in-fact  with power of substitution and  resubstitution to sign in his name, place and stead, in any and all capacities,  to do any and all things and execute any and all instruments  that such attorney may deem necessary or advisable  under the Securities  Exchange Act of 1934, and any rules, regulations  and  requirements  of the  Securities  and Exchange  Commission  (the  "Commission")  in  connection  with filing with the
Commission of an Annual Report on Form 10-K of American  Skandia Life  Assurance  Corporation  (the  "Registrant")  for the fiscal year ended December 31, 2004 ("Form 10-K");  including  specifically,  but without  limiting the generality of the foregoing,  the power and authority to sign his name in his  respective  capacity as a member of the Board of Directors  of the  Registrant  to the Form 10-K and
such other form or forms as may be appropriate to be filed with the Commission as any of them may deem  appropriate,  together will all exhibits  thereto,  and to any and all  amendments  thereto  and to any other  documents  filed with the  Commission,  as fully for all intents and purposes as he might or could do in person, and hereby ratifies and confirms all said  attorneys-in-fact  and agents,  each acting alone, and his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         IN WITNESS WHEREOF, I have hereunto set my hand this 30th day of March 2005.

                                                                       /s/  Ronald P. Joelson

                                                                            Ronald P. Joelson

                                                           POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE  PRESENTS,  that the person whose  signature  appears  below  constitutes  and  appoints  Timothy P.
Harris,  David R.  Odenath,  Jr.,  and  Michael  Bohm,  each of them  severally,  his true and  lawful  attorney-in-fact  with power of substitution and  resubstitution to sign in his name, place and stead, in any and all capacities,  to do any and all things and execute any and all instruments  that such attorney may deem necessary or advisable  under the Securities  Exchange Act of 1934, and any rules, regulations  and  requirements  of the  Securities  and Exchange  Commission  (the  "Commission")  in  connection  with filing with the
Commission of an Annual Report on Form 10-K of American  Skandia Life  Assurance  Corporation  (the  "Registrant")  for the fiscal year ended December 31, 2004 ("Form 10-K");  including  specifically,  but without  limiting the generality of the foregoing,  the power and authority to sign his name in his  respective  capacity as a member of the Board of Directors  of the  Registrant  to the Form 10-K and
such other form or forms as may be appropriate to be filed with the Commission as any of them may deem  appropriate,  together will all exhibits  thereto,  and to any and all  amendments  thereto  and to any other  documents  filed with the  Commission,  as fully for all intents and purposes as he might or could do in person, and hereby ratifies and confirms all said  attorneys-in-fact  and agents,  each acting alone, and his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         IN WITNESS WHEREOF, I have hereunto set my hand this 30th day of March 2005.

                                                                       /s/  Andrew J. Mako

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

Date: March 30, 2005
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

I, Michael Bohm, certify that:

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

Date: March 30, 2005
                                                        /s/ Michael A. Bohm
                                                            Michael A. Bohm
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

Dated: March 30, 2005

                                                     /s/ David R. Odenath, Jr.
-----------------------------------------------------------------------------------------------------------
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

Dated: March 30, 2005

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