Form 10-Q
period 2005-03-31
AMERICAN SKANDIA LIFE ASSURANCE CORP/CT
filed 2005-05-16
CIK 881453

=======================================================================================================================================

                                                             UNITED STATES
                                                  SECURITIES AND EXCHANGE COMMISSION
                                                        Washington, D.C. 20549
                                                       ________________________

                                                               FORM 10-Q
(MARK ONE)
|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                             FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

      As of May 16, 2005,  25,000 shares of the  registrant's  Common Stock (par value $100) consisting of 100 voting shares and 24,900 non-voting  shares,  were  outstanding.  As of such date,  American  Skandia,  Inc., an indirect wholly owned  subsidiary of Prudential
Financial, Inc., a New Jersey corporation, owned all of the registrant's Common Stock.

                                 American Skandia Life Assurance Corporation meets the conditions set forth in General Instruction (I) (1) (a) and (b) on Form 10-Q and
                                   is therefore filing this Form with the reduced disclosure format.

=======================================================================================================================================

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION

                                                     INDEX TO FINANCIAL STATEMENTS

                                                    PART I - Financial Information

Financial Statements                                                                                  Page No.

  Item 1.Financial Statements (unaudited):

         Statements of Financial Position
         As of March 31, 2005 and December 31, 2004                                                       3

         Statements of Operations and Comprehensive Income
         Three months ended March 31, 2005 and 2004                                                       4

         Statements of Stockholder's Equity
         Periods ended March 31, 2005 and December 31,2004                                                5

         Statements of Cash Flows
         Three months ended March 2005 and 2004                                                           6

         Notes to Financial Statements                                                                    7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations            9

Item 4.  Controls and Procedures                                                                         11

                                                      PART II - Other Information
Item 6.  Exhibits                                                                                        12

Signatures                                                                                               14

Forward-Looking Statements

Some of the statements  included in this Quarterly Report on Form 10-Q,  including but not limited to those in Management's  Discussion and Analysis of Financial  Condition and Results of Operations,  may constitute  forward-looking  statements  within the meaning of the
U.S.  Private  Securities  Litigation  Reform Act of 1995. Words such as "expects,"  "believes,"  "anticipates,"  "includes,"  "plans,"
"assumes,"  "estimates,"  "projects,"  "intends,"  "should,"  "will,"  "shall"  or  variations  of such  words  are  generally  part of forward-looking  statements.  Forward-looking  statements are made based on management's  current  expectations and beliefs  concerning future  developments  and their  potential  effects upon American  Skandia Life Assurance  Corporation.  There can be no assurance that
future  developments  affecting  American  Skandia  Life  Assurance  Corporation  will  be  those  anticipated  by  management.   These
forward-looking  statements  are not a guarantee  of future  performance  and involve  risks and  uncertainties,  and there are certain important factors that could cause actual results to differ,  possibly  materially,  from  expectations or estimates  reflected in such forward-looking statements,  including, among others: (1) general economic, market and political conditions,  including the performance
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

American Skandia Life Assurance Corporation

Statements of Financial Position (unaudited)
As of March 31, 2005 and December 31, 2004 (in thousands)
------------------------------------------------------------------------------------------------------------------------------------

                                                                             March 31,          December 31,
                                                                               2005                 2004
                                                                         ------------------   -----------------
ASSETS
Fixed maturities available for sale,
   at fair value (amortized cost, 2005 $1,819,103; 2004: $1,737,949)       $   1,818,603        $   1,771,976
Trading account assets, at fair value                                             44,094               47,316
Equity securities available for sale, at fair value (cost of $11,238)             11,202               11,567
Policy loans                                                                      10,907               10,323
Short-term investments                                                           382,092              423,971
                                                                         ------------------   -----------------
   Total investments                                                           2,266,898            2,265,153
Cash and cash equivalents                                                          7,527               72,854
Deferred policy acquisition costs                                                344,179              300,901
Accrued investment income                                                         22,102               22,321
Receivables from Parent and affiliates                                                 -                5,098
Income taxes receivable                                                          243,889              244,932
Valuation of business acquired                                                   226,584              234,167
Deferred purchase credits                                                        160,537              144,395
Other assets                                                                     136,925               53,332
Separate account assets                                                       26,308,529           26,984,413
                                                                         ------------------   -----------------
TOTAL ASSETS                                                               $  29,717,170        $  30,327,566
                                                                         ==================   =================

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
Policyholders' account balances                                            $   1,503,193        $   1,411,483
Future policy benefits and other policyholder liabilities                         65,088               50,980
Payables to Parent and affiliates                                                 21,014               24,182
Cash collateral for loaned securities                                            228,616              291,299
Securities sold under agreements to repurchase                                    25,148               33,373
Short-term borrowing                                                             182,158              140,363
Long-term borrowing                                                              135,000              135,000
Future fees payable to American Skandia, Inc. ("ASI")                            176,775              200,597
Other liabilities                                                                378,326              368,406
Separate account liabilities                                                  26,308,529           26,984,413
                                                                         ------------------   -----------------
Total liabilities                                                             29,023,847           29,640,096
                                                                         ------------------   -----------------

Contingencies (See Note 3)

Stockholder's Equity
Common stock, $100 par value; 25,000 shares, authorized, issued and
outstanding                                                                        2,500                2,500
Additional paid-in capital                                                       484,264              484,425
Retained earnings                                                                210,878              180,759
Deferred compensation                                                             (1,756)                (904)
Accumulated other comprehensive income (loss)                                     (2,563)              20,690
                                                                         ------------------   -----------------
Total stockholder's equity                                                       693,323              687,470
                                                                         ------------------   -----------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                 $  29,717,170        $  30,327,566
                                                                         ==================   =================

                                                   See Notes to Financial Statements

American Skandia Life Assurance Corporation

Statements of Operations and Comprehensive Income (unaudited)
Three Months ended March 31, 2005 and 2004 (in thousands)
----------------------------------------------------------------------------------------------------------------------------------

                                                                        2005                    2004
                                                                 ------------------      ------------------

REVENUES

Premiums                                                          $         9,666         $         2,712
Policy charges and fee income                                             115,953                  98,056
Net investment income                                                      21,791                  19,311
Realized investment (losses) gains, net                                    (1,802)                   (257)
Asset management fees                                                      29,781                  27,342
Other income                                                               (1,245)                  1,295
                                                                 ------------------      ------------------
Total revenues                                                            174,144                 148,459
                                                                 ------------------      ------------------

BENEFITS AND EXPENSES

Policyholders' benefits                                                    38,962                  27,731
Interest credited to policyholders' account balances                       18,247                  20,553
General, administrative and other expenses                                 74,797                  61,156
                                                                 ------------------      ------------------

Total benefits and expenses                                               132,006                 109,440
                                                                 ------------------      ------------------

INCOME FROM OPERATIONS BEFORE INCOME TAXES AND CUMULATIVE
EFFECT OF ACCOUNTING CHANGE
                                                                           42,138                  39,019
                                                                 ------------------      ------------------

Income tax expense                                                         12,019                  12,133
                                                                 ------------------      ------------------

INCOME  FROM OPERATIONS BEFORE CUMULATIVE EFFECT OF ACCOUNTING
CHANGE                                                                     30,119                  26,886
                                                                 ------------------      ------------------

Cumulative effect of accounting change, net of taxes                            -                 (17,079)
                                                                 ------------------      ------------------

NET INCOME                                                                 30,119                   9,807
                                                                 ------------------      ------------------

Other comprehensive (loss) income, net of taxes                           (23,253)                 22,933
                                                                 ------------------      ------------------

COMPREHENSIVE INCOME                                              $         6,866         $        32,740
                                                                 ==================      ==================

                                                   See Notes to Financial Statements

American Skandia Life Assurance Corporation

Statements of Stockholder's Equity (unaudited)
Periods ended March 31, 2005 and December 31, 2004 (in thousands)
------------------------------------------------------------------------------------------------------------------------------------------------

                                                                                                    Accumulated
                                                        Additional                                     other             Total
                                                         paid-in -     Retained       Deferred      comprehensive    stockholder's
                                           Common         capital      earnings     compensation      income             equity
                                            Stock
                                       -----------------------------------------------------------------------------------------------

                                       -----------------------------------------------------------------------------------------------
Balance, December 31, 2003                  2,500          485,100        90,856          (360)           (1,599)          576,497

Net income                                                                89,903                                            89,903
Purchase of fixed maturities from an            -             (948)            -             -               948                 -
affiliate, net of taxes
Stock-based compensation                                       273                                                             273
Deferred compensation program                                                             (544)                               (544)
Change in net unrealized investment
gains                                                                                                     21,341            21,341
                                       -----------------------------------------------------------------------------------------------
Balance, December 31, 2004              $   2,500       $  484,425    $  180,759     $    (904)        $  20,690        $  687,470

Net income                                                                30,119                                            30,119
Stock-based compensation                                      (161)                                                           (161)
Deferred compensation program                                                             (852)                               (852)
Change in net unrealized investment
gains                                                                                                    (23,253)          (23,253)
                                       -----------------------------------------------------------------------------------------------
Balance, March 31, 2005                  $  2,500        $ 484,264     $ 210,878        (1,756)           (2,563)          693,323
                                       ===============================================================================================

                                                   See Notes to Financial Statements

American Skandia Life Assurance Corporation

Statements of Cash Flows (unaudited)
Three Months March 31, 2005 and 2004 (in thousands)
------------------------------------------------------------------------------------------------------------------------------------------------

                                                                                       2005                  2004
                                                                                -------------------  ---------------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income                                                                        $        30,119       $        9,807
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
   Realized investment losses (gains), net                                                  1,802                  257
   Amortization and depreciation                                                           10,274               15,922
   Cumulative effect of accounting change, net of taxes                                         -               17,079
   Change in:
     Policy reserves                                                                       14,108               11,233
     Accrued investment income                                                                219                  337
     Net receivable/payable to Parent and affiliates                                        1,930                5,469
     Policy loans                                                                            (584)                (901)
     Deferred policy acquisition costs                                                    (43,278)             (53,712)
     Income taxes (receivable) payable                                                     13,758              (29,499)
     Other, net                                                                            (4,199)              17,131
                                                                                           ------               ------

Cash Flows From (Used in) Operating Activities                                             24,149               (6,877)
                                                                                           ------               ------

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Proceeds from the sale/maturity of fixed maturities available for sale                 395,629              225,987
   Payments for the purchase of fixed maturities available for sale                      (482,523)            (147,864)
   Proceeds from the sale of shares in equity securities                                   12,962               15,276
   Payments for the purchase of shares in equity securities and dividend                  (11,079)             (13,848)
reinvestments
   Other short-term investments, net                                                       41,897             (164,692)
                                                                                           ------             --------

Cash Flows Used in Investing Activities                                                   (43,114)             (85,141)
                                                                                          -------              -------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
   Decrease in future fees payable to ASI, net                                            (23,822)             (28,490)
   Cash collateral for loaned securities                                                  (62,683)             143,423
   Securities sold under agreement to repurchase                                           (8,225)              23,542
   Net increase in long-term borrowing                                                          -              135,000
   Net increase (decrease) in short-term borrowing                                         41,795              (70,000)
   Drafts outstanding                                                                     (84,124)              13,227
   Stock-based compensation                                                                  (161)                  95
   Deferred compensation program                                                             (852)              (1,040)
   Deposits to contract owner accounts                                                    155,172                8,155
   Withdrawals from contract owner accounts                                               (74,980)            (111,378)
   Change in contract owner accounts, net of investment earnings                           11,518              (15,764)
                                                                                -------------------  ---------------------
Cash Flows From (Used in) Financing Activities                                            (46,362)              96,770
                                                                                -------------------  ---------------------
   Net (decrease) increase in cash and cash equivalents                                   (65,327)               4,752
   Cash and cash equivalents, beginning of period                                          72,854                6,300
                                                                                -------------------  ---------------------
                                                                                -------------------  ---------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $         7,527       $       11,052
                                                                                ===================  =====================
                                                                                ===================  =====================
   Income taxes paid (received)                                                   $        (1,739)      $       41,632
                                                                                ===================  =====================
                                                                                ===================  =====================
   Interest paid                                                                  $         1,266       $        5,095
                                                                                ===================  =====================

                                                   See Notes to Financial Statements

18
---------------------------------------------------------------------------------------------------------------------------------------

American Skandia Life Assurance Corporation
---------------------------------------------------------------------------------------------------------------------------------------
Notes to Financial Statements (unaudited)
---------------------------------------------------------------------------------------------------------------------------------------

1.   BUSINESS

American  Skandia Life Assurance  Corporation  (the  "Company"),  with its principal  offices in Shelton,  Connecticut,  is an indirect wholly owned subsidiary of Prudential  Financial,  Inc.  ("Prudential  Financial"),  a New Jersey corporation.  The Company is a wholly owned subsidiary of American Skandia, Inc. ("ASI"),  which in turn is an indirect wholly owned subsidiary of Prudential  Financial.  On
December 19, 2002,  Skandia  Insurance  Company Ltd. (publ) ("SICL"),  an insurance  company organized under the laws of the Kingdom of
Sweden,  and the  ultimate  parent  company of the Company  prior to May 1, 2003,  entered into a definitive  purchase  agreement  with
Prudential  Financial  whereby  Prudential  Financial would acquire the Company and certain of its affiliates (the  "Acquisition").  On
May 1,  2003,  the  initial  phase of the  Acquisition  was  consummated.  This  included  Prudential  Financial  acquiring  90% of the outstanding  common  stock of Skandia  U.S.  Inc.  ("SUSI"),  an indirect  parent of the  Company.  On  September  9, 2003,  Prudential
Financial acquired the remaining 10% of SUSI's outstanding common stock.

The Company develops long-term savings and retirement  products,  which are distributed through its affiliated  broker-dealer  company,
American Skandia Marketing,  Incorporated.  The Company currently issues variable deferred and immediate  annuities for individuals and groups in the United States of America and its territories.

The  Company is engaged  in a business  that is highly  competitive  because  of the large  number of stock and mutual  life  insurance companies and other entities engaged in marketing insurance products, and individual and group annuities.

2.   BASIS OF PRESENTATION

The unaudited  interim  financial  statements  have been prepared in accordance with accounting  principles  generally  accepted in the
United States of America on a basis consistent with reporting  interim  financial  information in accordance with  instructions to Form
10-Q and Article 10 of Regulation S-X of the  Securities  and Exchange  Commission.  These interim  financial  statements are unaudited but reflect all  adjustments  that,  in the opinion of  management,  are  necessary  to provide a fair  presentation  of the results of operations and financial  condition of the Company for the interim periods  presented.  All such  adjustments are of a normal recurring nature.  The results of operations for any interim period are not  necessarily  indicative of results for a full year.  Certain amounts in the  Company's  prior year  financial  statements  have been  reclassified  to conform  with the current  year  presentation.  These financial  statements  should be read in conjunction with the financial  statements and notes thereto contained in the Company's Annual
Report on Form 10-K for the year ended December 31, 2004.

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

Litigation and Regulatory Matters
The  Company is subject to legal and  regulatory  actions  in the  ordinary  course of its  businesses,  including  class  actions  and individual  lawsuits.  Pending legal and regulatory  actions include  proceedings  relating to aspects of the businesses and operations that are specific to the Company and that are typical of the  businesses  in which the Company  operates.  Class action and  individual lawsuits involve a variety of issues and/or allegations,  which include sales practices,  underwriting  practices,  claims payments and procedures,  premium charges,  policy servicing and breach of fiduciary duties to customers.  We are also subject to litigation arising out of our  general  business  activities,  such as our  investments  and third  party  contracts.  In  certain of these  matters,  the plaintiffs are seeking large and/or indeterminate amounts, including punitive or exemplary damages.

The Company's  litigation and regulatory matters are subject to many uncertainties,  and given their complexity and scope, the outcomes cannot be  predicted.  It is possible  that the results of  operations  or the cash flow of the Company in a  particular  quarterly  or annual  period could be materially  affected by an ultimate  unfavorable  resolution  of pending  litigation  and  regulatory  matters.
Management  believes,  however,  that the ultimate outcome of all pending  litigation and regulatory  matters,  after  consideration of applicable reserves and indemnification, should not have a material adverse effect on the Company's financial position.

American Skandia Life Assurance Corporation
Notes to Financial Statements
---------------------------------------------------------------------------------------------------------------------------------------

4.   RELATED PARTY TRANSACTIONS

Debt Agreements
On January 3, 2002, the Company  entered into a $150 million credit  facility  agreement with ASI. This credit  facility  terminates on
December 31, 2005 and bears interest at the offered rate in the London  interbank  market (LIBOR) plus 0.35% per annum for the relevant interest period.  As of March 31, 2005, $0 was outstanding under this credit facility.

On March 12, 2004, the Company  entered into a $45 million loan with  Prudential  Funding LLC, a wholly owned  subsidiary of Prudential
Insurance.  This loan matures on March 12, 2007 and has an interest rate of 1.43%.  The proceeds were used to support  working  capital needs.

On May 1, 2004, the Company entered into a $500 million credit facility  agreement with Prudential  Funding LLC.  Effective December 1,
2004, the credit facility  agreement was increased to $750 million.  As of March 31, 2005,  $272.2 million was  outstanding  under this credit facility.

5.   NEW ACCOUNTING POLICIES AND ACCOUNTING PRONOUNCEMENTS

In March 2004, the EITF of the FASB reached a final  consensus on Issue 03-1, "The Meaning of  Other-Than-Temporary  Impairment and its
Application to Certain  Investments."  This Issue  establishes  impairment  models for determining  whether to record impairment losses associated  with  investments  in certain  equity and debt  securities.  It also requires  income to be accrued on a level-yield  basis following an impairment of debt securities,  where reasonable  estimates of the timing and amount of future cash flows can be made. The
Company's  policy is generally to record  income only as cash is received  following an  impairment  of a debt  security.  In September
2004, the FASB issued FASB Staff Position ("FSP") EITF 03-1-1,  which defers the effective date of a substantial  portion of EITF 03-1, from the third quarter of 2004, as originally  required by the EITF,  until such time as FASB issues further  implementation  guidance, which is expected  sometime in 2005. The Company will continue to monitor  developments  concerning this Issue and is currently  unable to estimate the potential effects of implementing EITF 03-1 on the Company's financial position or results of operations.

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

In December  2004,  the  Financial  Accounting  Standards  Board  issued  Statement  of  Financial  Accounting  Standards  No. 123 (R),
"Share-Based  Payment," which replaces FASB Statement No. 123,  "Accounting for  Stock-Based  Compensation."  SFAS No. 123 (R) requires all entities to apply the fair value base  measurement  method in accounting  for  share-based  payment  transactions  with  employees, except for equity  instruments held by employee share ownership plans.  Under this method,  compensation  costs of awards to employees, such as stock  options,  are  measured  at fair value and  expensed  over the period  during  which an  employee is required to provide service in exchange for the award (the vesting  period).  The Company had previously  adopted the fair value  recognition  provision of the original  SFAS No. 123,  prospectively  for all interim and annual  periods  beginning  after June 15, 2005.  However,  the SEC has recently  deferred the effective  date and as a result the Company will adopt SFAS No. 123 (R) on January 1, 2006. By that date,  there will be no unvested stock options issued prior to January 1, 2003.

6.   RECLASSIFICATIONS

Certain amounts in the prior years have been reclassified to conform to the current year presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
American Skandia Life Assurance Corporation meets the conditions set forth in General Instruction H(1)(a) and (b) on Form 10-Q and is
filing this form with reduced disclosure.

Management's  Discussion and Analysis of Financial  Condition and Results of Operations  ("MD&A") addresses the financial  condition of
American  Skandia Life Assurance  Corporation  (the  "Company") as of March 31, 2005 compared with December 31, 2004 and its results of operations  for the three month  periods  ended  March 31,  2005 and March 31,  2004.  You should  read the  following  analysis of our financial  condition and results of operations in conjunction with the Company's MD&A and audited Financial  Statements included in the
Company's Annual Report on Form 10-K for the year ended December 31, 2004.

General
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

The Company's Changes in Financial Position and Results of Operations are described below.

Changes in Financial Position

From  December 31, 2004 to March 31, 2005 assets  decreased by $610  million,  from $30.3 billion to $29.7  billion.  Separate  account assets  decreased by $676 million due to less  favorable  market  conditions in the first quarter of 2005.  Partially  offsetting  this decrease  was an increase in deferred  policy  acquisition  costs  ("DAC") and  deferred  purchase  credits of $43.3  million and $16.1 million, respectively.

During this three-month  period,  total liabilities  decreased by $616 million,  from $29.6 billion to $29.0 billion.  Separate account liabilities  decreased by $676 million due to less  favorable  market  conditions in the first quarter of 2005.  Future fees payable to
ASI decreased  $23.8 million  during the  three-month  period due to  amortization.  Cash  collateral for loaned  securities  decreased during  the  three-month  period by $62.7  million  due to lower  corporate  securities  out on loan.  During the  three-month  period, short-term  borrowings  increased  $41.8  million.  The proceeds from these  borrowings  were used to support  working  capital  needs.
Policyholders'  account balances increased by $91.7 million primarily due to significant  transfers of customer account values from the mutual fund options to the market value adjustment options.

Results of Operations

March 2004 to March 2003 Three Month Comparison

Net Income
Net  income of $30.1  million  for the first  quarter  of 2005 was an  improvement  of $20.3  million,  from $9.8  million in the first quarter of 2004.  The first  quarter of 2004 had a  cumulative  effect of  accounting  change  charge of $17.1  million,  net of taxes, related to the January 1, 2004 adoption of SOP 03-1.  Excluding the  cumulative  effect charge,  net income  increased by $3.2 million, from $26.9 for the  three-months  ended  March 31,  2004 to $30.1  million in the same  period in 2005.  Policy  charges and fee income increased by $17.9 million,  and asset management fees increased by $2.4 million,  in the first quarter of 2005 over the same period in
2004,  due to favorable  market  conditions in 2004  partially  offset by higher  general,  administrative  and other expenses of $13.6 million.  Further details regarding the components of revenues and expenses are described in the following paragraphs.

Revenues
Revenues  increased by $25.6  million,  from $148.5  million for the  three-months  ended March 31, 2004 to $174.1  million in the same period in 2005.  Premiums of $9.7  million  increased by $7.0  million,  from $2.7  million in the  three-months  ended March 31, 2004, reflecting an increase in funds from customers electing to enter into the payout phase of their contracts.

Policy  charges and fee income  increased by $17.9  million,  from $98.1  million for the  three-months  ended March 31, 2004 to $116.0 million in the same period in 2005.  Mortality  and expense  charges  ("M&E")  increased by $7.7 million as a result of the increase in the in force  business.  Annuity fees are mainly  asset-based  fees,  which are dependent on fund balances.  Average  annuity  separate account fund  balances  have  increased  as a result of  favorable  valuation  changes in the  securities  market in the prior year and positive  net flows,  resulting  in an increase in policy  charges and fee income.  Additionally,  there was a $7.5  million  change in realized market value adjustments on the Company's fixed, market value adjusted investment option.

Asset management fees increased by $2.4 million,  from $27.3 million for the three-months  ended March 31, 2004 to $29.7 million in the same period in 2005, as a result of higher  average assets under  management  compared to the same period last year.  Asset  management fees are asset-based fees, which are dependent on the amount of assets under management.

Benefits and Expenses
Policyholders'  benefits increased by $11.3 million,  from $27.7 million for the three-months ended March 31, 2004 to $39.0 million for the  three-months  ended March 31, 2005 primarily due to an increase in reserves for payout annuity  contracts with life contingency as a result of increased premiums.

General,  administrative,  and other expenses increased by $13.6 million,  from $61.2 million for the three-months ended March 31, 2005 to $74.8 million for the  three-months  ended March 31, 2005. The increase is primarily due to an increase in the  amortization  of DAC of $7.2 million  resulting from increased  profits from business sold subsequent to the  acquisition.  In addition,  VOBA  amortization increased by $2.3 million  primarily due to the change in realized  market value  adjustments  and interest  expense  increased by $1.0 million resulting from higher borrowing levels.

Significant Accounting Policies

For  information on the Company's  significant  accounting  policies,  see Item 7.  "Management's  Discussion and Analysis of Financial
Condition and Results of Operations" of the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4.  Controls and Procedures

In order to ensure that the  information  we must  disclose in our filings with the  Securities  and Exchange  Commission  is recorded, processed,  summarized,  and reported on a timely basis,  the Company's  management,  including our Chief  Executive  Officer and Chief
Financial  Officer,  have reviewed and evaluated the  effectiveness of our disclosure  controls and procedures,  as defined in Exchange
Act Rules 13a-15(e) and 15d-15(e),  as of March 31, 2005.  Based on such  evaluation,  the Chief Executive  Officer and Chief Financial
Officer have concluded  that, as of March 31, 2005, our disclosure  controls and procedures  were effective in timely  alerting them to material  information  relating to us required to be included in our  periodic SEC  filings.  Other than as discussed in the  following paragraph,  no change in our internal  control over  financial  reporting,  as defined in Exchange Act Rule  13a-15(f)  and  15d-15(f), occurred during the quarter ended March 31, 2005,  that has materially  affected,  or is reasonably  likely to materially  affect,  our internal control over financial reporting.

Effective  January 1, 2005, we  implemented  a new general  ledger and financial  reporting  platform.  The new platform is intended to improve  efficiencies  through the use of more current technology.  Although the implementation of the new platform resulted in changes in certain of our internal  controls over financial  reporting,  we do not believe that the  implementation  or the related  changes in internal controls materially affect the effectiveness of our internal control over financial reporting.

PART II                                                                 OTHER INFORMATION

Item 1.  Legal Proceedings

The  Company is subject to legal and  regulatory  actions  in the  ordinary  course of its  businesses,  including  class  actions  and individual  lawsuits.  Pending legal and regulatory  actions include  proceedings  relating to aspects of the businesses and operations that are specific to the Company and that are typical of the  businesses  in which the Company  operates.  Class action and  individual lawsuits involve a variety of issues and/or allegations,  which include sales practices,  underwriting  practices,  claims payments and procedures,  premium charges,  policy servicing and breach of fiduciary duties to customers.  We are also subject to litigation arising out of our  general  business  activities,  such as our  investments  and third  party  contracts.  In  certain of these  matters,  the plaintiffs are seeking large and/or indeterminate amounts, including punitive or exemplary damages.

The Company's  litigation and regulatory matters are subject to many uncertainties,  and given their complexity and scope, the outcomes cannot be  predicted.  It is possible  that the results of  operations  or the cash flow of the Company in a  particular  quarterly  or annual  period could be  materially  affected by an ultimate  unfavorable  resolution  of pending  litigation  or  regulatory  matters.
Management  believes,  however,  that the ultimate outcome of all pending  litigation and regulatory  matters,  after  consideration of applicable reserves and indemnification, should not have a material adverse effect on the Company's financial position.

See our Annual Report on Form 10-K for the year ended December 31, 2004, for a discussion of our litigation and regulatory matters.

Item 6.  Exhibits

         31.1     Section 302 Certification of the Chief Executive Officer.

         31.2     Section 302 Certification of the Chief Financial Officer.

         32.1     Section 906 Certification of the Chief Executive Officer.

         32.2     Section 906 Certification of the Chief Financial Officer.

Schedules are omitted because they are either inapplicable or the information required therein is included in the notes to Financial
Statements included herein.
                                                             Exhibit Index

Exhibit Number and Description

         31.1     Section 302 Certification of the Chief Executive Officer.

         31.2     Section 302 Certification of the Chief Financial Officer.

         32.1     Section 906 Certification of the Chief Executive Officer.

         32.2     Section 906 Certification of the Chief Financial Officer.

                                                              SIGNATURES

Pursuant to the  requirements  of the  Securities  Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

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

May 16, 2005

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

Date: May 16, 2005
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

Date: May 16, 2005
                                                          /s/ Michael A. Bohm
                                                            Michael A. Bohm
                                         Executive Vice President and Chief Financial Officer

                                                                                                                           Exhibit 32.1

                                       SECTION 906 CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

Pursuant to 18 U.S.C.  Section  1350,  I, David R.  Odenath,  Jr.,  Chief  Executive  Officer and  President  of American  Skandia Life
Assurance  Corporation  (the  "Company"),  hereby certify that the Company's  Quarterly Report on Form 10-Q for the quarter ended March
31, 2005 (the "Report")  fully  complies with the  requirements  of Section 13(a) or 15(d) of the  Securities  Exchange Act of 1934 and
that the  information  contained in the Report  fairly  presents,  in all material  respects,  the  financial  condition and results of operations of the Company.

Dated: May 16, 2005

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

                                                                                                                           Exhibit 32.2

                                       SECTION 906 CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C.  Section 1350, I, Michael Bohm,  Executive Vice President and Chief  Financial  Officer of American  Skandia Life
Assurance  Corporation  (the  "Company"),  hereby certify that the Company's  Quarterly Report on Form 10-Q for the quarter ended March
31, 2005 (the "Report")  fully  complies with the  requirements  of Section 13(a) or 15(d) of the  Securities  Exchange Act of 1934 and
that the  information  contained in the Report  fairly  presents,  in all material  respects,  the  financial  condition and results of operations of the Company.

Dated: May 16, 2005

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