Form 10-Q
period 2005-06-30
AMERICAN SKANDIA LIFE ASSURANCE CORP/CT
filed 2005-08-12
CIK 881453

=======================================================================================================================================

                                                             UNITED STATES
                                                  SECURITIES AND EXCHANGE COMMISSION
                                                        Washington, D.C. 20549
                                                       ------------------------

                                                               FORM 10-Q
                                                       ------------------------

(MARK ONE)
|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                             For the quarterly period ended June 30, 2005

                                                                  OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                             For the Transition Period from             to

                                                    Commission File Number 33-44202
                                                          ------------------

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
 Yes [ ]No|X|

      As of August 12, 2005,  25,000  shares of the  registrant's  Common Stock (par value $100)  consisting  of 100 voting  shares and
24,900  non-voting  shares,  were  outstanding.  As of such date,  American  Skandia,  Inc.,  an indirect  wholly owned  subsidiary  of
Prudential Financial, Inc., a New Jersey corporation, owned all of the registrant's Common Stock.

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

=======================================================================================================================================

                                                           TABLE OF CONTENTS

Page
PART I   FINANCIAL INFORMATION                                                                                                 Number
                                                                                                                               ------

Item 1.  Financial Statements (unaudited):

         Interim Statements of Financial Position
         As of June 30, 2005 and December 31, 2004......................................................                         4

         Interim Statements of Operations and Comprehensive Income
         Three months ended June 30, 2005 and 2004...................................................                            5

         Interim Statements of Operations and Comprehensive Income
         Six months ended June 30, 2005 and 2004.................................................                                6

         Interim Statements of Stockholder's Equity
         Six months ended June 30, 2005........................................................                                  7

         Interim Statements of Cash Flows

PART II OTHER INFORMATION

                                                      FORWARD LOOKING STATEMENTS

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

                                                     PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
        --------------------
American Skandia Life Assurance Corporation

Interim Statements of Financial Position
As of June 30, 2005 and December 31, 2004 (in thousands)
------------------------------------------------------------------------------------------------------------------------------------

                                                                             June 30,           December 31,
                                                                               2005                 2004
                                                                         ------------------   -----------------
ASSETS
Fixed maturities available for sale,
   at fair value (amortized cost, 2005 $1,879,107; 2004: $1,737,949)       $   1,908,416        $   1,771,976
Trading account assets, at fair value                                             34,806               47,316
Equity securities available for sale, at fair value (cost of $11,238)             11,440               11,567
Policy loans                                                                      10,576               10,323
Short-term investments                                                           241,742              423,971
                                                                         ------------------   -----------------
   Total investments                                                           2,206,980            2,265,153
Cash and cash equivalents                                                          5,296               72,854
Deferred policy acquisition costs                                                404,520              300,901
Accrued investment income                                                         21,919               22,321
Receivables from Parent and affiliates                                                 -                5,098
Income taxes receivable                                                          225,406              244,932
Valuation of business acquired                                                   220,924              234,167
Deferred purchase credits                                                        181,263              144,395
Other assets                                                                      39,770               60,412
Separate account assets                                                       27,113,685           26,984,413
                                                                         ------------------   -----------------
TOTAL ASSETS                                                               $  30,419,763        $  30,334,646
                                                                         ==================   =================

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
Policyholders' account balances                                            $   1,516,332        $   1,411,483
Future policy benefits and other policyholder liabilities                         71,769               50,980
Payables to Parent and affiliates                                                 24,440               24,182
Cash collateral for loaned securities                                            185,439              291,299
Securities sold under agreements to repurchase                                     4,848               33,373
Short-term borrowing                                                             245,340              140,363
Long-term borrowing                                                              135,000              135,000
Future fees payable to American Skandia, Inc. ("ASI")                            154,183              200,597
Other liabilities                                                                218,577              375,486
Separate account liabilities                                                  27,113,685           26,984,413
                                                                         ------------------   -----------------
Total liabilities                                                             29,669,613           29,647,176
                                                                         ------------------   -----------------

Contingencies (See Note 3)

Stockholder's Equity
Common stock, $100 par value; 25,000 shares, authorized, issued and
outstanding                                                                        2,500                2,500
Additional paid-in capital                                                       484,393              484,425
Retained earnings                                                                246,465              180,758
Deferred compensation                                                             (1,467)                (904)
Accumulated other comprehensive income                                            18,259               20,691
                                                                         ------------------   -----------------
Total stockholder's equity                                                       750,150              687,470
                                                                         ------------------   -----------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                 $  30,419,763        $  30,334,646
                                                                         ==================   =================

                                               See Notes to Interim Financial Statements

American Skandia Life Assurance Corporation

Interim Statements of Operations and Comprehensive Income
Three Months ended June 30, 2005 and 2004 (in thousands)
----------------------------------------------------------------------------------------------------------------------------------

                                                                    Three Months         Three Months ended
                                                                       ended                  June 30,
                                                                      June 30,                  2004
                                                                        2005
                                                                 ------------------      ------------------
                                                                 ------------------

REVENUES

Premiums                                                          $           686         $         4,594
Policy charges and fee income                                             119,722                 103,209
Net investment income                                                      24,006                  22,239
Realized investment (losses) gains, net                                    (3,682)                 (8,391)
Asset management fees                                                      30,315                  27,773
Other income                                                                2,349                     695
                                                                 ------------------      ------------------

Total revenues                                                            173,396                 150,119
                                                                 ------------------      ------------------

BENEFITS AND EXPENSES

Policyholders' benefits                                                    31,525                  29,976
Interest credited to policyholders' account balances                       20,457                  20,648
General, administrative and other expenses                                 79,628                  63,221
                                                                 ------------------      ------------------

Total benefits and expenses                                               131,610                 113,845
                                                                 ------------------      ------------------

INCOME FROM OPERATIONS BEFORE INCOME TAXES                                 41,786                  36,274
                                                                 ------------------      ------------------

Income tax expense                                                          6,201                  10,471
                                                                 ------------------      ------------------

NET INCOME                                                                 35,585                  25,803
                                                                 ------------------      ------------------

Other comprehensive (loss) income, net of taxes                            20,821                 (31,806)
                                                                 ------------------      ------------------

COMPREHENSIVE INCOME                                              $        56,406         $        (6,003)
                                                                 ==================      ==================

                                               See Notes to Interim Financial Statements

American Skandia Life Assurance Corporation

Interim Statements of Operations and Comprehensive Income
Six Months ended June 30, 2005 and 2004 (in thousands)
----------------------------------------------------------------------------------------------------------------------------------

                                                                     Six Months              Six Months
                                                                        ended                   ended
                                                                      June 30,                June 30,
                                                                        2005                    2004
                                                                 ------------------      ------------------

REVENUES

Premiums                                                          $        10,352         $         7,306
Policy charges and fee income                                             235,675                 201,283
Net investment income                                                      45,796                  41,550
Realized investment losses, net                                            (5,484)                 (8,648)
Asset management fees                                                      60,096                  55,115
Other income                                                                1,104                   1,990
                                                                 ------------------      ------------------

Total revenues                                                            347,539                 298,596
                                                                 ------------------      ------------------

BENEFITS AND EXPENSES

Policyholders' benefits                                                    70,487                  57,725
Interest credited to policyholders' account balances                       38,703                  41,201
General, administrative and other expenses                                154,423                 124,377
                                                                 ------------------      ------------------

Total benefits and expenses                                               263,613                 223,303
                                                                 ------------------      ------------------

INCOME FROM OPERATIONS BEFORE INCOME TAXES AND CUMULATIVE
EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
                                                                           83,926                  75,293
                                                                 ------------------      ------------------

Income tax expense                                                         18,220                  22,604
                                                                 ------------------      ------------------

INCOME  FROM OPERATIONS BEFORE CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE                                                       65,706                  52,689
                                                                 ------------------      ------------------

Cumulative effect of accounting change, net of taxes                            -                 (17,079)
                                                                 ------------------      ------------------

NET INCOME                                                                 65,706                  35,610
                                                                 ------------------      ------------------

Other comprehensive (loss) income, net of taxes                            (2,431)                 (8,873)
                                                                 ------------------      ------------------

COMPREHENSIVE INCOME                                              $        63,275         $        26,737
                                                                 ==================      ==================

                                               See Notes to Interim Financial Statements

American Skandia Life Assurance Corporation

Interim Statements of Stockholder's Equity
Six months ended June 30, 2005 (in thousands)
------------------------------------------------------------------------------------------------------------------------------------------------

                                                                                                    Accumulated
                                                        Additional                                     other             Total
                                           Common        paid-in -     Retained       Deferred      comprehensive    stockholder's
                                            Stock         capital      earnings     compensation      income             equity
                                       -----------------------------------------------------------------------------------------------

Balance, December 31, 2004              $   2,500       $  484,425    $  180,759     $    (904)        $  20,690        $  687,470

Net income                                                                65,706                                            65,706
Stock-based compensation                                       (32)                                                            (32)
Deferred compensation program                                                             (563)                               (563)
Change in net unrealized investment
gains/(losses)                                                                                            (2,431)           (2,431)
                                       -----------------------------------------------------------------------------------------------
Balance, June 30, 2005                   $  2,500        $ 484,393     $ 246,465     $  (1,467)        $  18,259         $ 750,150
                                       ===============================================================================================

                                               See Notes to Interim Financial Statements

American Skandia Life Assurance Corporation

Interim Statements of Cash Flows
Six Months ended June 30, 2005 and 2004 (in thousands)
------------------------------------------------------------------------------------------------------------------------------------------------

                                                                                 Six Months Ended      Six Months Ended
                                                                                     June 30,              June 30,
                                                                                       2005                  2004
                                                                                -------------------  ---------------------
CASH FLOWS (USED IN) OPERATING ACTIVITIES:
Net income                                                                        $        65,706       $       35,610
Adjustments to reconcile net income to net cash (used in) operating activities:
   Realized investment losses, net                                                          5,484                8,648
   Amortization and depreciation                                                           19,159               33,844
   Cumulative effect of accounting change, net of taxes                                         -               17,079
   Change in:
     Policy reserves                                                                       20,789               21,406
     Accrued investment income                                                                402               (2,224)
     Net receivable to Parent and affiliates                                                5,356                6,158
     Policy loans                                                                            (253)              (1,567)
     Deferred policy acquisition costs                                                   (103,619)            (100,891)
     Income taxes (receivable) payable                                                     19,526              (19,521)
     Other, net                                                                           (85,563)                (170)
                                                                                -------------------  ---------------------
Cash Flows (Used in) Operating Activities                                                 (53,013)              (1,628)
                                                                                -------------------  ---------------------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
   Proceeds from the sale/maturity of fixed maturities available for sale                 963,841            1,133,412
   Payments for the purchase of fixed maturities available for sale                    (1,111,149)          (1,412,515)
   Proceeds from the sale of shares in equity securities                                   37,339               37,121
   Payments for the purchase of shares in equity securities and dividend
reinvestments                                                                             (25,193)             (25,471)
   Other short-term investments, net                                                      182,229             (316,575)
                                                                                -------------------  ---------------------
Cash Flows From (Used in) Investing Activities                                             47,067             (584,028)
                                                                                -------------------  ---------------------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
   Decrease in future fees payable to ASI, net                                            (46,414)             (56,002)
   Cash collateral for loaned securities                                                 (105,860)             227,478
   Securities sold under agreement to repurchase                                          (28,525)              91,885
   Net increase in long-term borrowing                                                          -              135,000
   Net increase in short-term borrowing                                                   104,977               35,222
   Drafts outstanding                                                                     (90,044)               3,884
   Stock-based compensation                                                                   (32)                 205
   Deferred compensation program                                                             (563)                (795)
   Deposits to contract owner accounts                                                    225,818               22,992
   Withdrawals from contract owner accounts                                              (156,843)            (170,559)
   Change in contract owner accounts, net of investment earnings                           35,874              309,778
                                                                                                                                                               -------------------  ---------------------
Cash Flows (Used in) From Financing Activities                                            (61,612)             599,088
                                                                                -------------------  ---------------------
   Net (decrease) increase in cash and cash equivalents                                   (67,558)              13,432
   Cash and cash equivalents, beginning of period                                          72,854                6,300
                                                                                -------------------  ---------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $         5,296       $       19,732
                                                                                ===================  =====================
   Income taxes paid (received)                                                   $        (2,640)      $       41,615
                                                                                ===================  =====================
   Interest paid                                                                  $         2,116       $        7,271
                                                                                ===================  =====================

                                               See Notes to Interim Financial Statements

---------------------------------------------------------------------------------------------------------------------------------------

American Skandia Life Assurance Corporation
Notes to Interim Financial Statements
---------------------------------------------------------------------------------------------------------------------------------------

1.   BUSINESS

American  Skandia Life Assurance  Corporation  (the  "Company"),  with its principal  offices in Shelton,  Connecticut,  is an indirect wholly owned subsidiary of Prudential  Financial,  Inc.  ("Prudential  Financial"),  a New Jersey corporation.  The Company is a wholly owned subsidiary of American Skandia, Inc. ("ASI"),  which in turn is an indirect wholly owned subsidiary of Prudential  Financial.  On
December 19, 2002, Skandia Insurance Company Ltd. (publ)  ("Skandia"),  an insurance company organized under the laws of the Kingdom of
Sweden,  and the  ultimate  parent  company of the Company  prior to May 1, 2003,  entered into a definitive  purchase  agreement  with
Prudential  Financial  whereby  Prudential  Financial would acquire the Company and certain of its affiliates (the  "Acquisition").  On
May 1,  2003,  the  initial  phase of the  Acquisition  was  consummated.  This  included  Prudential  Financial  acquiring  90% of the outstanding  common  stock of Skandia  U.S.  Inc.  ("SUSI"),  an indirect  parent of the  Company.  On  September  9, 2003,  Prudential
Financial  acquired  the  remaining  10% of SUSI's  outstanding  common  stock.  On June 23,  2005,  SUSI  amended its  certificate  of incorporation to change its name to Prudential Annuities Holding Company, Inc.

The Company develops long-term savings and retirement  products,  that are distributed  through its affiliated  broker-dealer  company,
American Skandia Marketing,  Incorporated.  The Company currently issues variable deferred and immediate  annuities for individuals and groups in the United States of America and its territories.

The  Company is engaged  in a business  that is highly  competitive  because  of the large  number of stock and mutual  life  insurance companies and other entities engaged in marketing insurance products, and individual and group annuities.

2.   BASIS OF PRESENTATION

The unaudited  interim  financial  statements  have been prepared in accordance with accounting  principles  generally  accepted in the
United States of America and on a basis  consistent with reporting  interim  financial  information in accordance with the instructions to Form 10-Q and Article 10 of Regulation  S-X of the  Securities  and Exchange  Commission.  These interim  financial  statements  are unaudited but reflect all adjustments  that, in the opinion of management,  are necessary to provide a fair presentation of the results of  operations  and  financial  condition  of the Company for the  interim  periods  presented.  All such  adjustments  are of a normal recurring  nature.  The  results of  operations  for any  interim  period are not  necessarily  indicative  of results for a full year.
Certain  amounts  in the  Company's  prior  year  financial  statements  have  been  reclassified  to  conform  with the  current  year presentation.  These  unaudited  financial  statements  should be read in conjunction  with the financial  statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

3.   CONTINGENCIES AND LITIGATION

Contingencies
On an  ongoing  basis,  our  internal  supervisory  and  control  functions  review  the  quality  of  our  sales,  marketing,  annuity administration and servicing,  and other customer interface  procedures and practices and may recommend  modifications or enhancements.
In certain  cases,  if  appropriate,  the  Company  may offer  customers  remediation  and may incur  charges,  including  the costs of remediation, administrative costs and regulatory fines.

It is possible  that the results of  operations  or the cash flow of the Company in a particular  quarterly  or annual  period could be materially affected as a result of payments in connection with the matters discussed above or other matters,  depending,  in part, upon the results of  operations or cash flow for that period.  Management  believes,  however,  that  ultimate  payments in connection  with these  matters,  after  consideration  of applicable  reserves and  indemnification,  should not have a material  adverse effect on the
Company's financial position.

Litigation and Regulatory Matters

The Company is subject to legal and regulatory  actions in the ordinary course of its businesses.  Pending legal and regulatory actions include  proceedings  relating to aspects of our businesses and operations  that are specific to the Company and  proceedings  that are typical of the  businesses in which the Company  operates.  Some of these  proceedings  have been brought on behalf of various  alleged groups of  complainants.  In certain of these  matters,  the  plaintiffs  are seeking  large and/or  indeterminate  amounts,  including punitive or exemplary damages.

As indicated in the Company's  Annual Report on Form 10-K for 2004, the  Securities  and Exchange  Commission and the State of New York
Attorney  General's Office are  investigating the Company and certain of its affiliates with regard to alleged market timing in certain
Company products.  The Company believes that these  investigations  are likely to lead to proceedings and/or  settlements.  The Company is fully cooperating with these  investigations.  Any regulatory  settlement  involving the Company and its affiliates would be subject to the indemnification  provisions of the acquisition  agreement pursuant to which Prudential  Financial purchased the Company entities in May 2003 from Skandia  Insurance  Company Ltd. (publ)  ("Skandia").  With Skandia's  approval,  an offer was made by the Company and its affiliates to these  regulators to settle the matters relating to market timing in variable  annuities by paying  restitution and a civil penalty of $95 million in the aggregate,  and there are ongoing discussions with these regulators  regarding  settlement of these matters.

American Skandia Life Assurance Corporation
Notes to Interim Financial Statements
---------------------------------------------------------------------------------------------------------------------------------------

Prudential  Financial and its  subsidiaries  currently use reinsurance  primarily to transfer  mortality risk, to acquire or dispose of blocks of business and to manage capital more effectively.  Given the recent publicity  surrounding  certain  reinsurance  transactions involving other companies in the insurance  industry,  Prudential  Financial  voluntarily  commenced a review of the accounting for the reinsurance  arrangements of Prudential  Financial and its subsidiaries to confirm that it complied with applicable  accounting  rules.
This review  includes an inventory  and  examination  of current and past  arrangements.  This review is ongoing and not yet  complete.
Subsequent  to  commencing  this  voluntary  review,  Prudential  Financial  and certain  subsidiaries  received  formal  requests  for information from the Connecticut  Attorney General,  the Connecticut  Insurance  Department and the Securities and Exchange  Commission
requesting  information  regarding their  participation  in certain  reinsurance  transactions.  Prudential  Financial  believes that a number of other insurance  industry  participants  have also received similar  requests.  It is possible that Prudential  Financial and its subsidiaries may receive additional requests from regulators  relating to reinsurance  arrangements.  Prudential  Financial and its subsidiaries intend to cooperate fully with all such requests.

The Company's litigation is subject to many uncertainties,  and given its complexity and scope, its outcome cannot be predicted.  It is possible  that the  results  of  operations  or the cash flow of the  Company  in a  particular  quarterly  or annual  period  could be materially  affected by an ultimate  unfavorable  resolution of pending litigation and regulatory matters depending,  in part, upon the results of operations or cash flow for such period.  Management believes,  however, that the ultimate outcome of all pending litigation and  regulatory  matters,  after  consideration  of applicable  reserves,  should not have a material  adverse  effect on the Company's financial position.

4.    RELATED PARTY TRANSACTIONS

Debt Agreements
On January 3, 2002, the Company  entered into a $150 million credit  facility  agreement with ASI. This credit  facility  terminates on
December 31, 2005 and bears interest at the London  Interbank  Offered Rate  ("LIBOR")  plus 0.35% per annum for the relevant  interest period.  As of June 30, 2005, no amounts were outstanding under this credit facility.

On March 12,  2004,  the Company  entered into a $45 million  loan with  Prudential  Funding,  LLC, a wholly  owned  subsidiary  of The
Prudential  Insurance  Company of America  ("Prudential  Insurance").  This loan matures on March 12, 2007 and has an interest  rate of
3.70%.  The proceeds were used to support working capital needs.

On May 1, 2004, the Company entered into a $500 million credit facility  agreement with Prudential  Funding,  LLC.  Effective  December
1, 2004, the credit facility  agreement was increased to $750 million.  As of June 30, 2005,  $335.3 million was outstanding under this credit facility.

Reinsurance Agreements
During 2005,  the Company  entered into a new  reinsurance  agreement  with an  affiliate  as part of its risk  management  and capital management  strategies.  The company entered into a coinsurance  agreement with Prudential Insurance providing for the 100% reinsurance of its Lifetime Five benefit  feature sold on new business prior to May 6, 2005.  Effective  July 1, 2005,  the Company  entered into a new  coinsurance  agreement with Pruco Re, Ltd.  providing for the 100%  reinsurance  of its Lifetime Five benefit  feature sold on new business after May 5, 2005 as well as for riders issued from March 15, 2005 forward on business in-force before March 15, 2005.

5.  NEW ACCOUNTING POLICIES AND ACCOUNTING PRONOUNCEMENTS

SFAS 154

In May 2005, the Financial  Accounting  Standards Board ("FASB") issued Statement of Financial  Accounting  Standard  ("SFAS") No. 154,
"Accounting  Changes and Error  Corrections--a  replacement  of APB Opinion No. 20 and FASB  Statement No. 3." SFAS No. 154 requires the retrospective  application of changes in accounting  principles to prior periods' financial  statements.  This Statement applies to all voluntary  changes in  accounting  principles  made after  December  15,  2005,  and for the  limited  instance  when a new  accounting pronouncement does not provide transition provisions.

Adoption of SOP 03-1

In July 2003,  the  Accounting  Standards  Executive  Committee  ("AcSEC") of the American  Institute of Certified  Public  Accountants
("AICPA")  issued  Statement of Position ("SOP") 03-1,  "Accounting and Reporting by Insurance  Enterprises for Certain  Nontraditional
Long-Duration  Contracts  and for Separate  Accounts."  AcSEC issued the SOP 03-1 to address the need for  interpretive  guidance to be developed in three areas:  separate account  presentation and valuation;  the accounting  recognition  given sales  inducements  (bonus interest, bonus credits, persistency bonuses); and the classification and valuation of certain long-duration contract liabilities.

The Company  adopted the SOP effective  January 1, 2004. The effect of initially  adopting SOP 03-1 was a charge of $17.1 million,  net of $9.4 million of taxes,  which was reported as a "Cumulative  effect of accounting change, net of taxes" in the results of operations for the six months ended June 30, 2004.  This charge  reflects the net impact of converting  certain  individual  market value adjusted annuity contracts from separate account  accounting  treatment to general account  accounting  treatment and the effect of establishing reserves  for  guaranteed  minimum  death  benefit  provisions  of the  Company's  annuity  contracts.  The Company  also  recognized a cumulative  effect of accounting change related to unrealized  investment gains within "Other  comprehensive  income,  net of taxes" of
$3.4  million,  net of $1.9 million of taxes.  Upon  adoption of the SOP $1.8 billion in "Separate  account  assets" were  reclassified resulting  in a $1.7  billion  increase  in  "Fixed  maturities,  available  for  sale,  at fair  value"  as well as  changes  in other non-separate account assets.  Similarly,  upon adoption,  $1.8 billion in "Separate account liabilities" were reclassified resulting in increases in "Policyholders' account balances," as well as changes in other non-separate account liabilities.

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

Share-based Compensation Awards with Non-substantive Vesting Conditions

Prudential  Financial issues share-based  compensation  awards to employees of the Company under an authorized plan that are subject to specific vesting  conditions;  generally the awards vest ratably over a three year period "the nominal vesting period",  or at the date the employee  retires (as defined by the plan),  if earlier.  For awards that specify an employee  vests in the award upon  retirement, we account for the awards using the nominal vesting period  approach.  Under this approach,  the Company records  compensation  expense over the nominal vesting period.  If the employee  retires before the end of the nominal  vesting  period,  any remaining  unrecognized compensation expenses is recorded at the date of retirement.

Upon the  Company's  adoption of SFAS No.  123(R),  the Company will revise its approach to apply the  non-substantive  vesting  period approach to all new  share-based  compensation  awards.  Under this  approach,  compensation  cost will be recognized  immediately  for awards  granted  to  retirement-eligible  employees,  or over the  period  from the grant date to the date  retirement  eligibility  is achieved,  if that is expected to occur  during the nominal  vesting  period.  The Company will  continue to apply the nominal  vesting period  approach for any new awards  granted  prior to the Company's  adoption of SFAS No.  123(R),  and for the  remaining  portion of unvested outstanding awards.

The Company believes the adoption of SFAS No. 123(R) will not have a material impact on its results of operations.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
-----------------------------------------------------------------------------------------------
American Skandia Life Assurance Corporation meets the conditions set forth in General Instruction H(1)(a) and (b) on Form 10-Q and is
therefore filing this form with the reduced disclosure format.

Management's  Discussion and Analysis of Financial  Condition and Results of Operations  ("MD&A") addresses the financial  condition of
American  Skandia Life  Assurance  Corporation  (the  "Company") as of June 30, 2005 compared with December 31, 2004 and its results of operations  for the three month  periods  ended June 30,  2005 and 2004 and the six month  periods  ended June 30,  2005 and 2004.  You should read the following  analysis of our financial  condition and results of operations in  conjunction  with the Company's  MD&A and audited  Financial  Statements  included  in the  Company's  Annual  Report on Form 10-K for the year ended  December  31, 2004 and the
Unaudited Interim Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

General

American  Skandia Life Assurance  Corporation  (the  "Company"),  with its principal  offices in Shelton,  Connecticut,  is an indirect wholly-owned subsidiary of Prudential Financial,  Inc. ("Prudential  Financial").  On December 19, 2002, Skandia Insurance Company Ltd.
(publ)  ("SICL"),  an insurance  company  organized  under the laws of the Kingdom of Sweden,  and the ultimate  parent  company of the
Company prior to May 1, 2003,  entered into a definitive  purchase  agreement  with  Prudential  Financial,  a New Jersey  corporation, whereby  Prudential  Financial  would  acquire the  Company and certain of its  affiliates  (the  "Acquisition").  On May 1, 2003,  the initial phase of the Acquisition was consummated.  This included  Prudential  Financial  acquiring 90% of the outstanding  common stock of Skandia U.S., Inc. ("SUSI"),  an indirect parent of the Company. On September 9, 2003,  Prudential  Financial acquired the remaining
10% of SUSI's  outstanding  common  stock.  On June 23,  2005,  SUSI amended its  certificate  of  incorporation  to change its name to
Prudential Annuities Holding Company, Inc.

The Company was  established  in 1988 and is a significant  provider of variable  annuity  contracts for the  individual  market in the
United  States of America and its  territories.  The  Company's  products are sold  primarily to  individuals  to provide for long-term savings and retirement and to address the economic impact of premature  death,  estate planning  concerns and  supplemental  retirement needs.  The  investment  performance  of the registered  investment  companies  supporting  the variable  annuity  contracts,  which is principally correlated to equity market performance, can significantly impact the market for the Company's products.

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

The Company's Changes in Financial Position and Results of Operations are described below.

Changes in Financial Position

From December 31, 2004 to June 30, 2005,  assets  increased by $85.1  million,  from $30.3 billion to $30.4 billion.  Separate  account assets  increased by $129.3 million driven by positive net flows during the current year.  Also  contributing to the increase in assets was an increase  in fixed  maturities  of $136.4  million  primarily  in mortgage  backed  securities.  In  addition,  deferred  policy acquisition  costs  ("DAC") and  deferred  purchase  credits  increased  $103.6  million  and $36.9  million,  respectively.  Partially offsetting  these  increases were decreases in short-term  investments of $182.2 million and decreases in cash and cash  equivalents of
$67.6 million.

During the period,  total liabilities  increased by $22.4 million,  from $29.6 billion to $29.7 billion.  Separate account  liabilities increased by $129.3 million driven by positive net flows during the current year. During the period,  short-term  borrowings  increased
$105.0 million.  The proceeds from these  borrowings were used to support  working capital needs. In addition,  policyholders'  account balances  increased by $104.8  million  primarily due to significant  transfers of customer  account values from mutual fund options to the market value adjustment  options.  Partially  offsetting these increases was a decrease in cash collateral for loaned securities of
$105.9  million due to lower levels of corporate  securities  out on loan.  Other  liabilities  decreased  $156.9  million  driven by a decrease in  investment  payables on open trades.  Also,  future fees payable to ASI decreased  $46.4 million  during the period due to amortization.

Results of Operations

June 2005 to June 2004 Three Month Comparison

Net Income

Net income  increased by $9.8  million,  from $25.8 million in the second  quarter of 2004 to $35.6  million for the second  quarter of
2005.  Policy charges and fee income  increased by $16.5 million and asset  management  fees  increased by $2.5 million,  in the second quarter of 2005 over the same period in 2004,  driven by favorable  market  conditions in 2004. In addition,  realized  capital  losses declined by $4.7  million.  Income tax expense  declined  $4.2 million  driven by a lower  effective  tax rate in 2005 compared to 2004 primarily driven by a substantial  projected increase in the Separate Account Dividends Received  Deduction.  These favorable variances were  partially  offset  by higher  general,  administrative  and other  expenses  of $16.4  million.  Further  details  regarding  the components of revenues and expenses are described below.

Revenues

Revenues  increased  by $23.3  million,  from $150.1  million for the three  months  ended June 30, 2004 to $173.4  million in the same period in 2005.  Premiums of $0.7  million  decreased  by $3.9  million,  from $4.6  million for the three  months ended June 30, 2004, reflecting a decrease in funds from customers electing to enter into the payout phase of their contracts.

Policy  charges and fee income  increased  by $16.5  million,  from $103.2  million for the three  months ended June 30, 2004 to $119.7 million in the same period in 2005.  Mortality  and expense  ("M&E")  charges  increased by $9.1 million as a result of the increase in the in-force  business and market  appreciation.  Annuity  fees are mainly  asset-based  fees,  which are  dependent on fund  balances.
Average annuity separate account fund balances have increased as a result of market  appreciation and positive net flows,  resulting in an increase in policy  charges and fee income.  Additionally,  living  benefit fees  increased by $4.1 million  driven by the sale of a new product feature launched during the current year and surrender charges increased by $3.1 million compared to the prior year.

Asset  management  fees increased by $2.5 million,  from $27.8 million for the three months ended June 30, 2004 to $30.3 million in the same  period  in 2005,  as a result of higher  average  assets  under  management  compared  to the  prior  year  period  due to market appreciation.  Asset management fees are asset-based fees, which are dependent on the amount of assets under management.

Benefits and Expenses

Policyholders'  benefits  increased by $1.5  million,  from $30.0 million for the three months ended June 30, 2004 to $31.5 million for the three months ended June 30, 2005  primarily  driven by fees ceded  related to  reinsurance  agreements on certain  living  benefits which became effective during the 4th quarter of 2004 partially offset by lower premiums discussed above.

General,  administrative,  and other expenses  increased by $16.4 million,  from $63.2 million for the three months ended June 30, 2004 to $79.6 million for the  three-months  ended June 30, 2005. The increase is primarily due to an increase in the amortization of DAC of
$7.2 million  resulting  from  increased  profits  primarily  from higher policy  charges and fee income and asset  management  fees as discussed  above.  In addition,  commissions,  net of  capitalization,  increased  $3.5 million driven by increased  trail  commissions caused by growth in separate account assets and interest expense increased by $1.7 million resulting from higher borrowing levels.

June 2005 to June 2004 Six Month Comparison

Net Income

Net income of $65.7  million for the six months of 2005  increased  by $30.1  million,  from $35.6  million for the six months of 2004.
Results for the 2004 period  reflect a charge for the  cumulative  effect of  accounting  change charge of $17.1  million,  net of tax, related to the January 1, 2004 adoption of SOP 03-01.  Excluding the cumulative  effect  charge,  net income  increased  $13.0 million.
Policy charges and fee income  increased by $34.4 million and asset  management  fees  increased by $5.0 million,  in the six months of
2005 over the same period in 2004,  driven by favorable market  conditions in 2004.  Income tax expense declined $4.4 million driven by a lower  effective  tax rate in 2005 compared to 2004  primarily  driven by a substantial  projected  increase in the Separate  Account
Dividends  Received  Deduction.  This increase was  partially  offset by higher  general,  administrative  and other  expenses of $30.0 million.  Further details regarding the components of revenues and expenses are described below.

Revenues

Revenues  increased by $48.9 million,  from $298.6 million for the six-months  ended June 30, 2004 to $347.5 million in the same period in 2005.  Premiums of $10.4 million increased by $3.1 million,  from $7.3 million in the six months ended June 30, 2004,  reflecting an increase in funds from customers electing to enter into the payout phase of their contracts.

Policy  charges  and fee income  increased  by $34.4  million,  from $235.7  million  for the six months  ended June 30, 2005 to $201.3 million in the same period in 2004.  M&E charges  increased by $16.8  million as a result of the increase in the in-force  business and market  appreciation.  Annuity fees are mainly  asset-based  fees,  which are  dependent on fund  balances.  Average  annuity  separate account fund  balances have  increased as a result of market  appreciation  and positive net flows,  resulting in an increase in policy charges and fee income.  Additionally,  there was a $7.3 million change in realized market value  adjustments  related to the Company's fixed,  market  value  adjusted  investment  option,  $4.9  million of higher  living  benefit fees driven by the sale of a new product feature launched during the current year and $4.9 million of higher surrender charges during the current period.

Net investment  income  increased $4.2 million,  from $41.6 million for the six months ended June 30, 2004 to $45.8 million in the same period in 2005.  This was driven primarily by improved yields during the current year.

Asset  management  fees  increased by $5.0  million,  from $55.1 million for the six months ended June 30, 2004 to $60.1 million in the same period in 2005, as a result of higher  average assets under  management  compared to the same period last year.  Asset  management fees are asset-based fees, which are dependent on the amount of assets under management.

Benefits and Expenses

Policyholders'  benefits  increased by $12.8  million,  from $57.7  million for the six months ended June 30, 2004 to $70.5 million for the six-months  ended June 30, 2005 primarily  driven by fees ceded related to reinsurance  agreements on certain living benefits which became effective during 4th quarter 2004 and higher living benefit reserves driven by the increase in revenues as discussed above.

General,  administrative,  and other expenses increased by $30.0 million, from $124.4 million for the six months ended June 30, 2004 to
$154.4  million for the six months ended June 30, 2005.  The increase was  primarily due to an increase in the  amortization  of DAC of
$14.4  million and an increase in the  amortization  of the valuation of business  acquired of $2.9 million  resulting  from  increased profits  primarily from higher policy charges and fee income and asset  management fees as discussed  above. In addition,  commissions, net of  capitalization,  increased $6.4 million driven by increased trail  commissions  caused by growth in separate account assets and interest expense increased by $3.2 million resulting from higher borrowing levels.

Significant Accounting Policies

For  information on the Company's  significant  accounting  policies,  see Item 7.  "Management's  Discussion and Analysis of Financial
Condition and Results of Operations" of the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4.  Controls and Procedures
----------------------------------

In order to ensure that the  information  we must  disclose in our filings with the  Securities  and Exchange  Commission  is recorded, processed,  summarized,  and reported on a timely basis,  the Company's  management,  including our Chief  Executive  Officer and Chief
Financial  Officer,  have reviewed and evaluated the  effectiveness of our disclosure  controls and procedures,  as defined in Exchange
Act Rules 13a-15(e) and 15d-15(e),  as of June 30, 2005.  Based on such  evaluation,  the Chief  Executive  Officer and Chief Financial
Officer have  concluded  that, as of June 30, 2005, our disclosure  controls and procedures  were effective in timely  alerting them to material  information  required to be included in our periodic SEC filings.  Other than as  discussed in the  following  paragraph,  no change in our internal  control over financial  reporting,  as defined in Exchange Act Rule  13a-15(f) and 15d-15(f) , occurred  during the quarter ended June 30, 2005, that has materially  affected,  or is reasonably  likely to materially  affect,  our internal  control over financial reporting.

PART II                                                                 OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

The  Company is  subject to legal and  regulatory  actions in the  ordinary  course of its  businesses.  Pending  legal and  regulatory actions  include  proceedings  relating to aspects of the Company's  businesses  and operations  that are specific to the Company,  and proceedings  that are typical of the businesses in which the Company  operates.  Some of these  proceedings have been brought on behalf of various  alleged  groups of  complainants.  In certain of these  matters,  the  plaintiffs  are seeking  large and/or  indeterminate amounts, including punitive or exemplary damages.

As indicated in the Company's  Annual Report on Form 10-K for 2004, the  Securities  and Exchange  Commission and the State of New York
Attorney  General's Office are  investigating the Company and certain of its affiliates with regard to alleged market timing in certain
Company products.  The Company believes that these  investigations  are likely to lead to proceedings and/or  settlements.  The Company is fully cooperating with these  investigations.  Any regulatory  settlement  involving the Company and its affiliates would be subject to the indemnification  provisions of the acquisition  agreement pursuant to which Prudential  Financial purchased the Company entities in May 2003 from Skandia  Insurance  Company Ltd. (publ)  ("Skandia").  With Skandia's  approval,  an offer was made by the Company and its affiliates to these  regulators to settle the matters relating to market timing in variable  annuities by paying  restitution and a civil penalty of $95 million in the aggregate,  and there are ongoing discussions with these regulators  regarding  settlement of these matters.

Prudential  Financial and its  subsidiaries  currently use reinsurance  primarily to transfer  mortality risk, to acquire or dispose of blocks of business and to manage capital more effectively.  Given the recent publicity  surrounding  certain  reinsurance  transactions involving other companies in the insurance  industry,  Prudential  Financial  voluntarily  commenced a review of the accounting for the reinsurance  arrangements of Prudential  Financial and its subsidiaries to confirm that it complied with applicable  accounting  rules.
This review  includes an inventory  and  examination  of current and past  arrangements.  This review is ongoing and not yet  complete.
Subsequent  to  commencing  this  voluntary  review,  Prudential  Financial  and certain  subsidiaries  received  formal  requests  for information from the Connecticut  Attorney General,  the Connecticut  Insurance  Department and the Securities and Exchange  Commission
requesting  information  regarding their  participation  in certain  reinsurance  transactions.  Prudential  Financial  believes that a number of other insurance  industry  participants  have also received similar  requests.  It is possible that Prudential  Financial and its subsidiaries may receive additional requests from regulators  relating to reinsurance  arrangements.  Prudential  Financial and its subsidiaries intend to cooperate fully with all such requests.

The Company's litigation is subject to many uncertainties,  and given its complexity and scope, its outcome cannot be predicted.  It is possible  that the  results  of  operations  or the cash flow of the  Company  in a  particular  quarterly  or annual  period  could be materially  affected by an ultimate  unfavorable  resolution of pending litigation and regulatory matters depending,  in part, upon the results of operations or cash flow for such period.  Management believes,  however, that the ultimate outcome of all pending litigation and  regulatory  matters,  after  consideration  of applicable  reserves,  should not have a material  adverse  effect on the Company's financial position.

Item 6.  Exhibits
------------------

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

                                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION

                                            By:   /s/  Michael A. Bohm
                                                  --------------------
                                                  Michael A. Bohm
                                                  Executive Vice President and Chief Financial Officer
                                                  (Principal Financial Officer and Principal Accounting Officer)

August 12, 2005

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

         31.1     Section 302 Certification of the Chief Executive Officer.

         31.2     Section 302 Certification of the Chief Financial Officer.

         32.1     Section 906 Certification of the Chief Executive Officer.

         32.2     Section 906 Certification of the Chief Financial Officer.

                                                                                                                           Exhibit 31.1

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

Date: August 12, 2005
                                                       /s/ David R. Odenath, Jr.
                                                       -------------------------
                                                         David R. Odenath, Jr.
                                                 Chief Executive Officer and President

                                                                                                                           Exhibit 31.2

                                             CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

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

Date: August 12, 2005
                                                          /s/ Michael A. Bohm
                                                          -------------------
                                                            Michael A. Bohm
                                         Executive Vice President and Chief Financial Officer

                                                                                                                           Exhibit 32.1
                                             CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

Pursuant to 18 U.S.C.  Section  1350,  I, David R.  Odenath,  Jr.,  Chief  Executive  Officer and  President  of American  Skandia Life
Assurance  Corporation (the "Company"),  hereby certify that the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
2005 (the "Report") fully complies with the  requirements  of Section 13(a) or 15(d),  of the Securities  Exchange Act of 1934 and that the information  contained in the Report fairly presents,  in all material respects,  the financial condition and results of operations of the Company.

Dated: August 12, 2005

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

                                                                                                                           Exhibit 32.2

                                             CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C.  Section 1350, I, Michael A. Bohm,  Executive Vice President and Chief Financial Officer of American Skandia Life
Assurance  Corporation (the "Company"),  hereby certify that the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
2005 (the "Report")  fully  complies with the  requirements  of Section 13(a) or 15(d) of the Securities  Exchange Act of 1934 and that the information  contained in the Report fairly presents,  in all material respects,  the financial condition and results of operations of the Company.

Dated: August 12, 2005

                                                      /s/ Michael A. Bohm
                                                          -------------------
                                                   Name:  Michael A. Bohm
                                                   Title: Executive Vice President and Chief Financial Officer

The foregoing certification is being furnished solely pursuant to 18 U.S.C. Section 1350 and is not being filed as part of the Report or as a separate disclosure document.