Form 10-Q
period 2005-09-30
AMERICAN SKANDIA LIFE ASSURANCE CORP/CT
filed 2005-11-14
CIK 881453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from             to

Commission File Number 33-44202

American Skandia Life Assurance
Corporation
(Exact Name of Registrant as Specified in its Charter)

Connecticut	06-1241288
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification Number)

One Corporate Drive
Shelton, Connecticut 06484
(203) 926-1888
(Address and Telephone Number of Registrant’s Principal Executive Offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes    No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes    No

As of November 14th, 2005, 25,000 shares of the registrant’s Common Stock (par value $100) consisting of 100 voting shares and 24,900 non-voting shares, were outstanding. As of such date, American Skandia, Inc., an indirect wholly owned subsidiary of Prudential Financial, Inc., a New Jersey corporation, owned all of the registrant’s Common Stock.

American Skandia Life Assurance Corporation meets the conditions set forth in General Instruction (H) (1) (a) and (b) on Form 10-Q and
is therefore filing this form with the reduced disclosure format.

Back to Contents

FORWARD LOOKING STATEMENTS

Some of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, may constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon American Skandia Life Assurance Corporation. There can be no assurance that future developments affecting American Skandia Life Assurance Corporation will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance of financial markets and interest rate fluctuations; (2) domestic or international military or terrorist activities or conflicts; (3) volatility in the securities markets; (4) fluctuations in foreign currency exchange rates and foreign securities markets; (5) regulatory or legislative changes, including changes in tax law; (6) changes in statutory or U.S. GAAP accounting principles, practices or policies; (7) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates, or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (8) re-estimates of our reserves for future policy benefits and claims; (9) changes in our assumptions related to deferred policy acquisition costs; (10) events resulting in catastrophic loss of life; (11) investment losses and defaults; (12) changes in our claims-paying or credit ratings; (13) competition in our product lines and for personnel; (14) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities; and (15) the effects of acquisitions, divestitures and restructurings, including possible difficulties in integrating and realizing the projected results of acquisitions. American Skandia Life Assurance Corporation does not intend, and is under no obligation, to update any particular forward-looking statement included in this document.

Back to Contents

PART I-FINANCIAL INFORMATION

ITEM 1. Financial Statements

American Skandia Life Assurance Corporation

Unaudited Interim Statements of Financial Position
As of September 30, 2005 and December 31, 2004 (in thousands)

	September 30, 2005	December 31, 2004

ASSETS
Fixed maturities available for sale,
at fair value (amortized cost: 2005 $1,661,806; 2004: $2,225,155)	$1,664,273	$1,771,976
Trading account assets, at fair value	33,442	47,316
Equity securities available for sale, at fair value (cost: $11,238)	11,297	11,567
Policy loans	10,966	10,323
Short-term investments	253,303	423,971

Total investments	1,973,281	2,265,153
Cash and cash equivalents	2,266	72,854
Deferred policy acquisition costs	469,021	300,901
Accrued investment income	19,000	22,321
Receivables from Parent and affiliates	—	5,098
Income taxes receivable	221,117	244,932
Valuation of business acquired	197,644	234,167
Deferred sales inducements	204,378	144,395
Other assets	85,348	60,412
Separate account assets	28,799,041	26,984,413

TOTAL ASSETS	$31,971,096	$30,334,646

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Policyholders’ account balances	$1,283,157	$1,411,483
Future policy benefits and other policyholder liabilities	61,600	50,980
Payables to Parent and affiliates	94,152	24,182
Cash collateral for loaned securities	230,969	291,299
Securities sold under agreements to repurchase	5,005	33,373
Short-term borrowing	159,712	140,363
Long-term borrowing	135,000	135,000
Future fees payable to American Skandia, Inc.	133,016	200,597
Other liabilities	286,678	375,486
Separate account liabilities	28,799,041	26,984,413

Total liabilities	31,188,330	29,647,176

Contingencies (See Note 3)

Stockholder’s Equity
Common stock, $100 par value; 25,000 shares, authorized, issued and outstanding	2,500	2,500
Additional paid-in capital	484,466	484,425
Retained earnings	295,885	180,758
Deferred compensation	—	(904)
Accumulated other comprehensive (loss) income	(85)	20,691

Total stockholder’s equity	782,766	687,470

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$31,971,096	$30,334,646

See Notes to Unaudited Interim Financial Statements

Back to Contents

American Skandia Life Assurance Corporation

Unaudited Interim Statements of Operations and Comprehensive Income
Three Months ended September 30, 2005 and 2004 (in thousands)

	Three Months ended September 30, 2005	Three Months ended September 30, 2004

REVENUES

Premiums	$4,987	$4,351
Policy charges and fee income	127,505	91,723
Net investment income	22,501	24,760
Realized investment (losses) gains, net	(1,188)	(2,561)
Asset management fees	32,933	27,223
Other income	1,401	(70)

Total revenues	188,139	145,426

BENEFITS AND EXPENSES

Policyholders’ benefits	12,645	26,912
Interest credited to policyholders’ account balances	16,201	20,758
General, administrative and other expenses	91,932	60,866

Total benefits and expenses	120,778	108,536

INCOME FROM OPERATIONS BEFORE INCOME TAXES	67,361	36,890

Income tax expense	17,942	7,382

NET INCOME	49,419	29,508

Change in net unrealized investment gains, shadow DAC and other shadow reserves, net of taxes	(18,344)	31,209

COMPREHENSIVE INCOME	$31,075	$60,717

See Notes to Unaudited Interim Financial Statements

Back to Contents

American Skandia Life Assurance Corporation

Unaudited Interim Statements of Operations and Comprehensive Income
Nine Months ended September 30, 2005 and 2004 (in thousands)

	Nine Months ended September 30, 2005	Nine Months ended September 30, 2004

REVENUES

Premiums	$15,339	$11,657
Policy charges and fee income	363,180	293,006
Net investment income	68,297	66,310
Realized investment (losses) gains, net	(6,672)	(11,209)
Asset management fees	93,029	82,338
Other income	2,505	1,920

Total revenues	535,678	444,022

BENEFITS AND EXPENSES

Policyholders’ benefits	83,132	84,637
Interest credited to policyholders’ account balances	54,904	61,959
General, administrative and other expenses	246,353	185,243

Total benefits and expenses	384,389	331,839

INCOME FROM OPERATIONS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	151,289	112,183

Income tax expense	36,162	29,986

INCOME FROM OPERATIONS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	115,127	82,197

Cumulative effect of accounting change, net of taxes	—	(17,079)

NET INCOME	115,127	65,118

Change in net unrealized investment gains, shadow DAC and other shadow reserves, net of taxes	(20,776)	22,336

COMPREHENSIVE INCOME	$94,351	$87,454

See Notes to Unaudited Interim Financial Statements

Back to Contents

American Skandia Life Assurance Corporation

Unaudited Interim Statements of Stockholder’s Equity
Nine months ended September 30, 2005 (in thousands)

	Common Stock	Additional paid-in capital	Retained earnings	Deferred compensation	Accumulated other comprehensive income	Total stockholder’s equity

Balance, December 31, 2004	$2,500	$484,425	$180,758	$(904)	$20,691	$687,470

Net income			115,127			115,127
Stock-based compensation		41				41
Deferred compensation program				904		904
Change in net unrealized investment gains(losses)					(20,776)	(20,776)

Balance, September 30, 2005	$2,500	$484,466	$295,885	$—	$(85)	$782,766

See Notes to Unaudited Interim Financial Statements

Back to Contents

American Skandia Life Assurance Corporation

Unaudited Interim Statements of Cash Flows
Nine Months ended September 30, 2005 and 2004 (in thousands)

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004

CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES:
Net income	$115,127	$65,118
Adjustments to reconcile net income to net cash (used in) operating activities:
Realized investment losses, net	6,672	11,209
Amortization and depreciation	43,105	35,788
Cumulative effect of accounting change, net of taxes	—	17,079
Interest credited to policyholders’ account balances	47,291	53,446
Change in:
Policy reserves	10,620	27,144
Accrued investment income	3,321	75
Trading account assets	13,874	12,580
Net receivable to Parent and affiliates	75,068	7,398
Policy loans	(643)	(1,901)
Deferred Sales Inducements	(51,137)	(57,262)
Deferred policy acquisition costs	(169,242)	(139,978)
Income taxes payable (receivable)	35,202	(27,803)
Other, net	(37,784)	74,006

Cash Flows (Used in) From Operating Activities	91,474	76,899

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Proceeds from the sale/maturity of fixed maturities available for sale	1,393,465	1,854,359
Payments for the purchase of fixed maturities available for sale	(1,309,441)	(1,967,378)
Other short-term investments, net	168,298	(274,472)

Cash Flows From (Used in) Investing Activities	252,322	(387,491)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Decrease in future fees payable to ASI, net	(67,581)	(82,272)
Cash collateral for loaned securities	(60,330)	203,379
Securities sold under agreement to repurchase	(28,368)	33,390
Net increase in long-term borrowing	—	135,000
Net increase in short-term borrowing	19,349	104,444
Drafts outstanding	(91,198)	10,710
Contributed Capital	—	(948)
Policyholder’s account balances:
Deposits	630,893	127,942
Withdrawals	(817,150)	(210,811)

Cash Flows (Used in) From Financing Activities	(414,384)	320,834

Net (decrease) increase in cash and cash equivalents	(70,588)	10,242
Cash and cash equivalents, beginning of period	72,854	6,300

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,266	$16,542

Income taxes (received) paid	$(2,540)	$41,715

Interest paid	$11,636	$9,484

See Notes to Unaudited Interim Financial Statements

Back to Contents

American Skandia Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

1.      BUSINESS

American Skandia Life Assurance Corporation (the “Company”), with its principal offices in Shelton, Connecticut, is an indirect wholly owned subsidiary of Prudential Financial, Inc. (“Prudential Financial”), a New Jersey corporation. The Company is a wholly owned subsidiary of American Skandia, Inc. (“ASI”), which in turn is an indirect wholly owned subsidiary of Prudential Financial. On December 19, 2002, Skandia Insurance Company Ltd. (publ) (“Skandia”), an insurance company organized under the laws of the Kingdom of Sweden, and the ultimate parent company of the Company prior to May 1, 2003, entered into a definitive purchase agreement with Prudential Financial whereby Prudential Financial would acquire the Company and certain of its affiliates (the “Acquisition”). On May 1, 2003, the initial phase of the Acquisition was consummated. This included Prudential Financial acquiring 90% of the outstanding common stock of Skandia U.S. Inc. (“SUSI”), an indirect parent of the Company. On September 9, 2003, Prudential Financial acquired the remaining 10% of SUSI’s outstanding common stock. On June 23, 2005, SUSI amended its certificate of incorporation to change its name to Prudential Annuities Holding Company, Inc.

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

It is possible that the results of operations or the cash flow of the Company in a particular quarterly or annual period could be materially affected as a result of payments in connection with the matters discussed above or other matters, depending, in part, upon the results of operations or cash flow for that period. Management believes, however, that ultimate payments in connection with these matters, after consideration of applicable reserves and indemnification, should not have a material adverse effect on the Company’s financial position.

Litigation and Regulatory Matters

The Company is subject to legal and regulatory actions in the ordinary course of its businesses. Pending legal and regulatory actions include proceedings relating to aspects of the Company’s businesses and operations that are specific to the Company, and proceedings that are typical of the businesses in which the Company operates. Some of these proceedings have been brought on behalf of various alleged groups of complainants. In certain of these matters, the plaintiffs are seeking large and/or indeterminate amounts, including punitive or exemplary damages.

With the approval of Skandia, an offer was made to the authorities investigating the Company and certain affiliated companies, the Securities and Exchange Commission and the State of New York Attorney General’s Office, to settle the matters relating to market timing in variable annuities by paying restitution and a civil penalty of $95 million in the aggregate. While not assured, the Company believes these discussions are likely to lead to settlements with these authorities. Any regulatory settlement involving the Company or any affiliates of the Company acquired from Skandia would be subject to the indemnification provisions of the acquisition agreement pursuant to which Prudential Financial purchased the Company and certain affiliated companies in May 2003 from Skandia.

Back to Contents

American Skandia Life Assurance Corporation

Notes to Unaudited Interim Financial Statement

If achieved, the settlement of the matters relating to the Company and affiliated companies also could involve continuing monitoring, changes to and/or supervision of business practices, findings that may cause litigation, adverse publicity and other adverse impacts to the Company’s business.

The Company is in discussions with various state insurance departments concerning a remediation program to correct errors in the administration of approximately 11,000 annuity contracts issued by the Company. The owners of these contracts did not receive notification that the contracts were approaching or past their designated annuitization date or default annuitization date (both dates referred to as the “contractual annuity date”) and the contracts were not annuitized at their contractual annuity dates. Some of these contracts also were affected by data integrity errors resulting in incorrect contractual annuity dates. The lack of notice and data integrity errors, as reflected on the annuities administrative system, all occurred before the acquisition of the Company by Prudential Financial. The remediation and administrative costs of the remediation program would be subject to the indemnification provisions of the acquisition agreement pursuant to which Prudential Financial purchased the Company in May 2003 from Skandia.

The Company’s litigation is subject to many uncertainties, and given its complexity and scope, its outcome cannot be predicted. It is possible that the results of operations or the cash flow of the Company in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation and regulatory matters depending, in part, upon the results of operations or cash flow for such period. Management believes, however, that the ultimate outcome of all pending litigation and regulatory matters, after consideration of applicable reserves, should not have a material adverse effect on the Company’s financial position.

See the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 for additional discussion of the Company’s litigation and regulatory matters.

4.	RELATED PARTY TRANSACTIONS

Debt Agreements

On January 3, 2002, the Company entered into a $150 million credit facility agreement with ASI. This credit facility terminates on December 31, 2005 and bears interest at the London Interbank Offered Rate (“LIBOR”) plus 0.35% per annum for the relevant interest period. As of September 30, 2005, no amounts were outstanding under this credit facility.

On March 12, 2004, the Company entered into a $45 million loan with Prudential Funding, LLC, a wholly owned subsidiary of The Prudential Insurance Company of America (“Prudential Insurance”). This loan matures on March 12, 2007 and has an interest rate of 3.70%. The proceeds were used to support working capital needs.

On May 1, 2004, the Company entered into a $500 million credit facility agreement with Prudential Funding, LLC. Effective December 1, 2004, the credit facility agreement was increased to $750 million. As of September 30, 2005, $249.7 million was outstanding under this credit facility.

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

SOP 05-1
In September 2005, the Accounting Standards Executive Committee (“AcSEC”) of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts.” SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in Statement of Financial Accounting Standards (“SFAS”) No. 97. The SOP defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. This SOP is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company will adopt SOP 05-1 on January 1, 2007. The Company is currently assessing the impact of SOP 05-1.

Back to Contents

American Skandia Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

SFAS No. 154

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 154, “Accounting Changes and Error Corrections–a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires the retrospective application of changes in accounting principles to prior periods’ financial statements.

This Statement applies to all voluntary changes in accounting principles made after December 15, 2005, and for the limited instance when a new accounting pronouncement does not provide transition provisions.

Adoption of SOP 03-1

In July 2003, AcSEC of the American Institute of Certified Public Accountants issued SOP 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts.” AcSEC issued the SOP 03-1 to address the need for interpretive guidance to be developed in three areas: separate account presentation and valuation; the accounting recognition given sales inducements (bonus interest, bonus credits, persistency bonuses); and the classification and valuation of certain long-duration contract liabilities.

The Company adopted the SOP effective January 1, 2004. The effect of initially adopting SOP 03-1 was a charge of $17.1 million, net of $9.4 million of taxes, which was reported as a “Cumulative effect of accounting change, net of taxes” in the results of operations for the nine months ended September 30, 2004. This charge reflects the net impact of converting certain individual market value adjusted annuity contracts from separate account accounting treatment to general account accounting treatment and the effect of establishing reserves for guaranteed minimum death benefit provisions of the Company’s annuity contracts. The Company also recognized a cumulative effect of accounting change related to unrealized investment gains within “Other comprehensive income, net of taxes” of $3.4 million, net of $1.9 million of taxes. Upon adoption of the SOP $1.8 billion in “Separate account assets” were reclassified resulting in a $1.7 billion increase in “Fixed maturities, available for sale, at fair value” as well as changes in other non-separate account assets. Similarly, upon adoption, $1.8 billion in “Separate account liabilities” were reclassified resulting in increases in “Policyholders’ account balances,” as well as changes in other non-separate account liabilities.

Share-based Compensation

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (R), “Share-Based Payment,” which replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123 (R) requires all entities to apply the fair value base measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. Under this method, compensation costs of awards to employees, such as stock options, are measured at fair value and expensed over the period during which an employee is required to provide service in exchange for the award (the vesting period). The Company had previously adopted the fair value recognition provision of the original SFAS No. 123, prospectively for all new stock options issued to employees on or after January 1, 2003. As issued, SFAS No. 123(R), is effective for interim and annual periods beginning after June 15, 2005. However, the SEC recently deferred the effective date and as a result the Company will adopt SFAS No. 123(R) on January 1, 2006. By that date, there will be no unvested stock options issued prior to January 1, 2003.

Share-based Compensation Awards with Non-substantive Vesting Conditions

Prudential Financial issues share-based compensation awards to employees of the Company under an authorized plan that are subject to specific vesting conditions; generally the awards vest ratably over a three year period “the nominal vesting period”, or at the date the employee retires (as defined by the plan), if earlier. For awards that specify an employee vests in the award upon retirement, we account for the awards using the nominal vesting period approach. Under this approach, the Company records compensation expense over the nominal vesting period. If the employee retires before the end of the nominal vesting period, any remaining unrecognized compensation expenses is recorded at the date of retirement.

Upon the Company’s adoption of SFAS No. 123(R), the Company will revise its approach to apply the non-substantive vesting period approach to all new share-based compensation awards. Under this approach, compensation cost will be recognized immediately for awards granted to retirement-eligible employees, or over the period from the grant date to the date retirement eligibility is achieved, if that is expected to occur during the nominal vesting period. The Company will continue to apply the nominal vesting period approach for any new awards granted prior to the Company’s adoption of SFAS No. 123(R), and for the remaining portion of unvested outstanding awards.

The Company believes the adoption of SFAS No. 123(R) will not have a material impact on its results of operations.

Back to Contents

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

American Skandia Life Assurance Corporation meets the conditions set forth in General Instruction H(1)(a) and (b) on Form 10-Q and is therefore filing this form with the reduced disclosure format.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of American Skandia Life Assurance Corporation (the “Company”) as of September 30, 2005 compared with December 31, 2004 and its results of operations for the three month periods ended September 30, 2005 and 2004 and the nine month periods ended September 30, 2005 and 2004. You should read the following analysis of our financial condition and results of operations in conjunction with the Company’s MD&A and audited Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and the Unaudited Interim Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

General

American Skandia Life Assurance Corporation (the “Company”), with its principal offices in Shelton, Connecticut, is an indirect wholly-owned subsidiary of Prudential Financial, Inc. (“Prudential Financial”). On December 19, 2002, Skandia Insurance Company Ltd. (publ) (“Skandia”), an insurance company organized under the laws of the Kingdom of Sweden, and the ultimate parent company of the Company prior to May 1, 2003, entered into a definitive purchase agreement with Prudential Financial, a New Jersey corporation, whereby Prudential Financial would acquire the Company and certain of its affiliates (the “Acquisition”). On May 1, 2003, the initial phase of the Acquisition was consummated. This included Prudential Financial acquiring 90% of the outstanding common stock of Skandia U.S., Inc. (“SUSI”), an indirect parent of the Company. On September 9, 2003, Prudential Financial acquired the remaining 10% of SUSI’s outstanding common stock. On June 23, 2005, SUSI amended its certificate of incorporation to change its name to Prudential Annuities Holding Company, Inc.

The Company was established in 1988 and is a significant provider of variable annuity contracts for the individual market in the United States of America and its territories. The Company’s products are sold primarily to individuals to provide for long-term savings and retirement and to address the economic impact of premature death, estate planning concerns and supplemental retirement needs. The investment performance of the registered investment companies supporting the variable annuity contracts, which is principally correlated to equity market performance, can significantly impact the market for the Company’s products.

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

Annuity contracts represent the insurer’s contractual obligation to make payments over a given period of time, often measured by the life of the recipient, in return for a single deposit or a series of scheduled or flexible deposits. The insurer’s obligation to pay may commence immediately or be deferred. If the insurer’s payments are deferred, the insurer generally incurs an obligation to make a surrender value available during the deferral period based on an account value, and guarantees as applicable. The account value consists of the deposits and may earn interest, or may vary with the performance of investments in the funds selected by the insurer and made available for election by contract holders. Gains on deposits made by the contract holder, before distribution, generally are tax deferred for the contract holder. Distributions are taxed as ordinary income to the contract holder. For immediate annuities and annuitized deferred annuities, a portion of each distribution may be treated as a return of the contractholder’s investment in the contract.

Marketing and Distribution

The Company sells its wide array of annuity products through multiple distribution channels, including (1) independent financial planners; (2) broker-dealers that generally are members of the New York Stock Exchange, including “wirehouse” and regional broker-dealer firms; and (3) broker-dealers affiliated with banks or that specialize in marketing to customers of banks. Although the Company is active in each of those distribution channels, the majority of the Company’s sales have come from independent financial planners.

Although many of the Company’s competitors have acquired or are seeking to acquire their distribution channels as a means of securing sales, the Company has not done so. Instead, the Company believes that its success is dependent on its ability to enhance its relationships with both the selling firms and their registered representatives. In cooperation with its affiliated broker-dealer, American Skandia Marketing, Incorporated, the Company uses marketing teams to provide support to its primary distribution channels. In addition, the Company also offers a number of private label and proprietary products distributed by select large distributors.

Back to Contents

The Company’s Changes in Financial Position and Results of Operations are described below.

Changes in Financial Position

Assets increased by $1,636 million, from $30.3 billion at December 31, 2004 to $32.0 billion at September 30, 2005. Separate account assets increased by $1,815 million driven by positive net flows and market appreciation during the current year. Also contributing to the increase was an increase in deferred policy acquisition costs (“DAC”) and deferred sales inducements of $168.1 million and $60.0 million, respectively. Partially offsetting these increases were decreases in short-term investments of $170.7 million, decreased fixed maturities of $107.7 million primarily in mortgage backed securities, decreases in cash and cash equivalents of $70.5 million, and a decrease in the valuation of business acquired of $36.5 million driven by amortization.

During the period, total liabilities increased by $1,541 million, from $29.6 billion to $31.2 billion. Separate account liabilities increased by $1,815 million driven by positive net flows and market appreciation during the current year. Partially offsetting this increase was a decrease in policyholders’ account balances of $128.3 million primarily due to significant transfers of customer account values from the market value adjustment options to the separate account mutual fund options driven by improved market conditions. In addition, cash collateral for loaned securities decreased by $60.3 million due to lower levels of corporate securities out on loan. Also, future fees payable to ASI decreased $67.6 million during the period due to amortization.

Results of Operations

2005 to 2004 Three Month Comparison

Net Income

Net income increased by $19.9 million, from $29.5 million for the three months ended September 30, 2004 to $49.4 million for the three months ended September 30, 2005. Policy charges and fee income increased by $35.8 million and asset management fees increased by $5.7 million, in the third quarter of 2005 over the same period in 2004, driven by improved market conditions during the current quarter. The current quarter also includes a $23.9 million decrease in reserves for our guaranteed minimum death benefit feature of our variable annuity products due to decreased costs of actual and expected death claims. These favorable variances were partially offset by $31.0 million of higher general, administrative and other expenses and higher income tax expense of $10.6 million due to increased pre-tax net income. Further details regarding the components of revenues and expenses are described below.

Revenues
Revenues increased by $42.7 million, from $145.4 million for the three months ended September 30, 2004 to $188.1 million in the same period in 2005. Premiums of $5.0 million increased by $0.6 million, from $4.4 million for the three months ended September 30, 2004, reflecting an increase in funds from customers electing to enter into the payout phase of their annuity contracts.

Policy charges and fee income increased by $35.8 million, from $91.7 million for the three months ended September 30, 2004 to $127.5 million in the same period in 2005. Mortality and expense (“M&E”) charges increased by $17.5 million as a result of the increase in the inforce business and market appreciation. Annuity fees are mainly asset-based fees, which are dependent on fund balances. Average annuity separate account fund balances have increased as a result of market appreciation and positive net flows, resulting in an increase in policy charges and fee income. Additionally, there was a $15.2 million change in realized market value adjustments related to the Company’s fixed, market value adjusted investment option and increased living benefit fees of $4.7 million driven by the sale of a new product feature, Lifetime Five, launched during the current year.

Asset management fees increased by $5.7 million, from $27.2 million for the three months ended September 30, 2004 to $32.9 million in the same period in 2005, as a result of higher average assets under management compared to the prior year period due to increased net inflows and market appreciation. Asset management fees are asset-based fees, which are dependent on the amount of assets under management.

Benefits and Expenses

Policyholders’ benefits decreased by $14.2 million, from $26.9 million for the three months ended September 30, 2004 to $12.7 million for the three months ended September 30, 2005 primarily driven by a $23.9 million decrease in reserves for the guaranteed minimum death benefit feature of our variable annuity products due to decreased costs of actual and expected death claims as discussed above. This was partially offset by fees ceded related to reinsurance agreements on certain living benefits which became effective during the fourth quarter of 2004.

General, administrative, and other expenses increased by $31.0 million, from $60.9 million for the three months ended September 30, 2004 to $91.9 million for the three months ended September 30, 2005. The increase was primarily due to an increase in the amortization of DAC and the valuation of business acquired of $20.4 million driven by a higher level of actual gross profits used to amortize DAC driven by increased fee income discussed above as well as modeling refinements partially offset by a benefit from the increased estimate of total gross profits. In addition, commissions, net of capitalization, increased $3.6 million driven by increased trail commissions caused by growth in separate account assets and interest expense increased by $2.9 million resulting from higher borrowing levels.

Back to Contents

2005 to 2004 Nine Month Comparison

Net Income

Net income of $115.1 million for the nine months ended September 30, 2005 increased by $50.0 million, from $65.1 million for the nine months ended September 30, 2004. Results for the 2004 period reflect a charge for the cumulative effect of accounting change of $17.1 million, net of tax, related to the January 1, 2004 adoption of SOP 03-01. Excluding the cumulative effect charge, net income increased $32.9 million. Policy charges and fee income increased by $70.2 million and asset management fees increased by $10.7 million, in the nine months of 2005 over the same period in 2004, driven by increased net flows and market appreciation during the current year. The current year also includes a $23.9 million decrease in reserves for the guaranteed minimum death benefit feature of our variable annuity products due to decreased costs of actual and expected death claims. This increase was partially offset by higher general, administrative and other expenses of $61.1 million driven by increased amortization of the DAC and valuation of business acquired and $6.2 million of higher income tax expense driven by higher pre-tax net income. Further details regarding the components of revenues and expenses are described below.

Revenues

Revenues increased by $91.7 million, from $444.0 million for the nine months ended September 30, 2004 to $535.7 million for the same period in 2005. Premiums of $15.3 million increased by $3.7 million, from $11.6 million for the nine months ended September 30, 2004, reflecting an increase in funds from customers electing to enter into the payout phase of their annuity contracts.

Policy charges and fee income increased by $70.2 million, from $293.0 million for the nine months ended September 30, 2004 to $363.2 million for the same period in 2005. M&E charges increased by $34.3 million as a result of the increase in the inforce business and market appreciation. Annuity fees are mainly asset-based fees, which are dependent on fund balances. Average annuity separate account fund balances have increased as a result of market appreciation and positive net flows, resulting in an increase in policy charges and fee income. Additionally, there was a $22.5 million change in realized market value adjustments related to the Company’s fixed, market value adjusted investment option, $10.2 million of higher living benefit fees driven by the sale of a new product feature, Lifetime Five, launched during the current year and $3.7 million of higher surrender charges during the current period.

Asset management fees increased by $10.7 million, from $82.3 million for the nine months ended September 30, 2004 to $93.0 million in the same period in 2005, as a result of higher average assets under management compared to the same period last year. Asset management fees are asset-based fees, which are dependent on the amount of assets under management.

Benefits and Expenses

Policyholders’ benefits decreased by $1.5 million, from $84.6 million for the nine months ended September 30, 2004 to $83.1 million for the nine-months ended September 30, 2005. The current year includes a $23.9 million decrease in reserves for the guaranteed minimum death benefit feature of our variable annuity products due to decreased costs of actual and expected death claims as discussed above. This was mostly offset by fees ceded related to reinsurance agreements on certain living benefits which became effective during the fourth quarter of 2004 and higher living benefit reserves driven by the increase in revenues as discussed above.

General, administrative, and other expenses increased by $61.2 million, from $185.2 million for the nine months ended September 30, 2004 to $246.4 million for the nine months ended September 30, 2005. The increase was primarily due to an increase in the amortization of DAC and the valuation of business acquired of $37.7 million driven by a higher level of actual gross profits used to amortize DAC driven by increased fee income discussed above as well as modeling refinements partially offset by a benefit from the increased estimate of total gross profits. In addition, commissions, net of capitalization, increased $10.0 million driven by increased trail commissions caused by growth in separate account assets and interest expense increased by $6.1 million resulting from higher borrowing levels.

Significant Accounting Policies

For information on the Company’s significant accounting policies, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Back to Contents

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of September 30, 2005. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2005, our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic SEC filings. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) and 15d-15(f), occurred during the quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Back to Contents

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to legal and regulatory actions in the ordinary course of its businesses. Pending legal and regulatory actions include proceedings relating to aspects of the Company’s businesses and operations that are specific to the Company, and proceedings that are typical of the businesses in which the Company operates. Some of these proceedings have been brought on behalf of various alleged groups of complainants. In certain of these matters, the plaintiffs are seeking large and/or indeterminate amounts, including punitive or exemplary damages.

With the approval of Skandia, an offer was made to the authorities investigating the Company and certain affiliated companies, the Securities and Exchange Commission and the State of New York Attorney General’s Office, to settle the matters relating to market timing in variable annuities by paying restitution and a civil penalty of $95 million in the aggregate. While not assured, the Company believes these discussions are likely to lead to settlements with these authorities. Any regulatory settlement involving the Company or any affiliates of the Company acquired from Skandia would be subject to the indemnification provisions of the acquisition agreement pursuant to which Prudential Financial purchased the Company and certain affiliated companies in May 2003 from Skandia.

If achieved, the settlement of the matters relating to the Company and affiliated companies also could involve continuing monitoring, changes to and/or supervision of business practices, findings that may cause litigation, adverse publicity and other adverse impacts to the Company’s business.

The Company is in discussions with various state insurance departments concerning a remediation program to correct errors in the administration of approximately 11,000 annuity contracts issued by the Company. The owners of these contracts did not receive notification that the contracts were approaching or past their designated annuitization date or default annuitization date (both dates referred to as the “contractual annuity date”) and the contracts were not annuitized at their contractual annuity dates. Some of these contracts also were affected by data integrity errors resulting in incorrect contractual annuity dates. The lack of notice and data integrity errors, as reflected on the annuities administrative system, all occurred before the acquisition of the Company by Prudential Financial. The remediation and administrative costs of the remediation program would be subject to the indemnification provisions of the acquisition agreement pursuant to which Prudential Financial purchased the Company in May 2003 from Skandia.

The Company’s litigation is subject to many uncertainties, and given its complexity and scope, its outcome cannot be predicted. It is possible that the results of operations or the cash flow of the Company in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation and regulatory matters depending, in part, upon the results of operations or cash flow for such period. Management believes, however, that the ultimate outcome of all pending litigation and regulatory matters, after consideration of applicable reserves, should not have a material adverse effect on the Company’s financial position.

See the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 for additional discussion of the Company’s litigation and regulatory matters.

Item 6. Exhibits

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

Schedules are omitted because they are either inapplicable or the information required therein is included in the notes to the Interim Financial Statements included herein.

Back to Contents

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

November 14, 2005

Back to Contents

Exhibit Index

Exhibit Number and Description

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.