Form 10-K/A
period 2004-12-31
AMERICAN SKANDIA LIFE ASSURANCE CORP/CT
filed 2006-02-09
CIK 881453

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                  FORM 10-K/A
                               (Amendment No. 1)

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                    FOR THE TRANSITION PERIOD FROM      TO

                        COMMISSION FILE NUMBER 33-44202

                               -----------------

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

   Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [_] Yes [X] No

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [_]

   Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [_] No [X]

   State the aggregate market value of the voting stock held by non-affiliates of the registrant: NONE

   Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes [_] No [X]

   As of March 30, 2005, 25,000 shares of the registrant's Common Stock (par value $100) consisting of 100 voting shares and 24,900 non-voting shares, were outstanding. As of such date, American Skandia, Inc., an indirect wholly-owned subsidiary of Prudential Financial, Inc., a New Jersey corporation, owned all of the registrant's Common Stock.

     American Skandia Life Assurance Corporation meets the conditions set forth in General Instruction (I) (1) (a) and (b) on Form 10-K/A and is therefore filing this Form with the reduced disclosure format.

                               TABLE OF CONTENTS

                                                              Page
                                                             Number
                                                             ------
EXPLANATORY NOTE                                                  2
PART II Item 8.  Financial Statements and Supplementary Data      3
        Item 9A. Controls and Procedures....................      3
PART IV Item 15. Exhibits and Financial Statement Schedules.      4
SIGNATURES..................................................      5

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A is being filed for the purpose of amending Items 8 and 9A of Part II of the Annual Report on Form 10-K for the year ended December 31, 2004 of American Skandia Life Assurance Corporation to reflect the restatement of American Skandia Life Assurance Corporation's Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002, as described in Footnote 2 to the Financial Statements included in this Form 10-K/A. All other Items of the original filing on Form 10-K made on March 30, 2005 are unaffected by the changes to the Statements of Cash Flows and such Items have not been included in this Amendment. Information in this Form 10-K/A is generally stated as of December 31, 2004 and does not reflect any subsequent information or events other than the restatement of the Statements of Cash Flows. More current information with respect to American Skandia Life Assurance Corporation is contained within its Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and other filings with the Securities and Exchange Commission.

                                    PART II

Item 8. Financial Statements and Supplementary Data

Information required with respect to this Item 8 regarding Financial Statements and Supplementary Data is set forth commencing on page F-3 hereof. See Index to Consolidated Financial Statements elsewhere in this Annual Report on Form 10-K/A.

Item 9a. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company's management, including our Chief Executive Officer and Chief Financial Officer, previously reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of December 31, 2004. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer previously concluded that, as of December 31, 2004, our disclosure controls and procedures were effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. There was no change in our internal control over financial reporting during the quarter ended December 31, 2004, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. These conclusions are not affected by the misclassifications in the Company's Consolidated Statements of Cash Flows discussed in the following paragraph, which were identified subsequent to the filing of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

As reported in a Current Report on Form 8-K filed by the Company on February 9, 2006, management of the Company concluded that certain amounts were incorrectly classified in the Company's audited Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002 included in the Company's 2004 Annual Report on Form 10-K (the "2004 Form 10-K") and in the Company's unaudited Consolidated Statements of Cash Flows for the periods ended March 31 and June 30, 2005 and 2004 included in the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2005 (the "2005 Forms 10-Q"). In connection with the preparation of the Company's consolidated financial statements for the year ended December 31, 2005, management of the Company concluded on February 3, 2006 that the Company should file this Form 10-K/A and Forms 10-QA, restating the Consolidated Statements of Cash Flows included in the 2004 Form 10-K and in the 2005 Forms 10-Q. The restatements are limited in scope, relating principally to the classification of data collected and not to the collection of data or to the numerical accuracy of data collected. The Company has implemented enhancements to its internal control over financial reporting, primarily with respect to the periodic analysis and review of statements of cash flows, designed to provide reasonable assurance that errors of this type in the Company's Consolidated Statements of Cash Flows will not recur.

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

                                  SIGNATURES

Pursuant to the requirements of Section 13, or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Shelton, and state of Connecticut on the 9th day of February 2006.

        AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                               (Registrant)

                          By:  /s/ Michael A. Bohm
                               --------------------------------
                               Michael A. Bohm
                               Executive Vice President and
                               Chief Financial Officer
                               (Principal Financial Officer and
                               Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 9, 2006.

 Name                                   Title
 ----                                   -----

 James J. Avery, Jr. *                  Director
 -------------------------------------
 James J. Avery, Jr.

 /s/ Michael A. Bohm                    Executive Vice President and Chief
 -------------------------------------  Financial Officer
 Michael A. Bohm

 Charles E. Chaplin *                   Director
 -------------------------------------
 Charles E. Chaplin

 Helen M. Galt *                        Director
 -------------------------------------
 Helen M. Galt

 Bernard J. Jacob *                     Director
 -------------------------------------
 Bernard J. Jacob

 Ronald Paul Joelson *                  Director
 -------------------------------------
 Ronald Paul Joelson

 /s/ David R. Odenath, Jr.              Chief Executive Officer, President
 -------------------------------------  and Director
 David R. Odenath, Jr.

                        * By:  /s/ Michael A. Bohm
                               -----------------------------
                               Michael A. Bohm
                               (Attorney-in-Fact)

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-K/A
                                 ANNUAL REPORT

                  AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                     Consolidated Financial Statements and
            Report of Independent Registered Public Accounting Firm

                          December 31, 2004 and 2003

                  AMERICAN SKANDIA LIFE ASSURANCE CORPORATION

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page No.
                                                                          --------

Financial Statements

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

   Consolidated Statements of Cash Flows (restated)
   Year ended December 31, 2004, Eight months ended December 31, 2003,
   Four months ended April 30, 2003 and Year ended December 31, 2002       F - 7

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

As discussed in Note 2 of the financial statements, the Company has restated its financial statements for the period January 1, 2003 through April 30, 2003.

PricewaterhouseCoopers LLP

Hartford, Connecticut
February 27, 2004, except the first paragraph of Note 2, for which the date is February, 9, 2006.

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

As discussed in Note 2 of the financial statements, effective January 1, 2004, the Company adopted Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts."

As discussed in Note 2 of the financial statements, the Company has restated its financial statements for the year ended December 31, 2004 and the eight months ended December 31, 2003.

PricewaterhouseCoopers LLP

Hartford, Connecticut
March 17, 2005, except the first paragraph of Note 2, for which the date is February, 9, 2006.

                  Report of Registered Public Accounting Firm

To the Board of Directors and Stockholder of

   American Skandia Life Assurance Corporation

Shelton, Connecticut

We have audited the consolidated statements of operations and comprehensive income (loss), stockholder's equity, and cash flows of American Skandia Life Assurance Corporation (the Company) for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

As discussed in Note 2, in 2002 the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

As discussed in Note 2, the statement of cash flows for the year ended December 31, 2002 has been restated.

                                                              ERNST & YOUNG LLP

Hartford, Connecticut
February 3, 2003,
except for the effect on the 2002 statement of cash flows described in Note 2, for which the date is February 9, 2006

American Skandia Life Assurance Corporation

Consolidated Statements of Financial Position
December 31, 2004 and 2003 (in thousands)

                                                        2004          2003
                                                    ------------  ------------
ASSETS
Fixed maturities available for sale, at fair value
  (amortized cost, 2004: $1,737,949; 2003:
  $427,705)                                         $  1,771,976  $    425,231
Trading account assets, at fair value                     47,316        59,485
Equity securities available for sale, at fair value
  (cost of $11,238)                                       11,567             -
Policy loans                                              10,323         8,371
Short-term investments                                   423,971        39,587
                                                    ------------  ------------
   Total investments                                   2,265,153       532,674
Cash and cash equivalents                                 72,854         6,300
Deferred policy acquisition costs                        300,901       122,572
Accrued investment income                                 22,321         3,969
Reinsurance recoverable                                        -         3,819
Receivables from Parent and affiliates                     5,098         3,200
Income taxes receivable                                  244,932       222,422
Valuation of business acquired                           234,167       402,169
Deferred purchase credits                                144,395        70,188
Other assets                                              53,332        24,380
Separate account assets                               26,984,413    25,817,612
                                                    ------------  ------------
TOTAL ASSETS                                        $ 30,327,566  $ 27,209,305
                                                    ============  ============
LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
Policyholders' account balances                     $  1,411,483  $    132,234
Future policy benefits and other policyholder
  liabilities                                             51,078        13,681
Payables to Parent and affiliates                         24,182        16,396
Cash collateral for loaned securities                    291,299             -
Securities sold under agreements to repurchase            33,373        20,850
Short-term borrowing                                     140,363       116,000
Long-term borrowing                                      135,000             -
Future fees payable to American Skandia, Inc.
  ("ASI")                                                200,597       307,879
Other liabilities                                        368,308       208,156
Separate account liabilities                          26,984,413    25,817,612
                                                    ------------  ------------
Total liabilities                                     29,640,096    26,632,808
                                                    ------------  ------------
Contingencies (See Note 12)

Stockholder's Equity
Common stock, $100 par value; 25,000 shares,
  authorized, issued and outstanding                       2,500         2,500
Additional paid-in capital                               484,425       485,100
Retained earnings                                        180,759        90,856
Deferred compensation                                       (904)         (360)
Accumulated other comprehensive income (loss)             20,690        (1,599)
                                                    ------------  ------------
Total stockholder's equity                               687,470       576,497
                                                    ------------  ------------
TOTAL LIABILITIES AND STOCKHOLDER'S
  EQUITY                                            $ 30,327,566  $ 27,209,305
                                                    ============  ============

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

                                            Successor   Successor   Predecessor Predecessor
                                            ---------  ------------ ----------- -----------
                                                       Eight months Four months
                                                          ended        ended
                                                       December 31,  April 30,
                                              2004         2003        2003        2002
                                            ---------  ------------ ----------- -----------
REVENUES

Premiums                                    $  17,568    $  7,439    $  2,496   $    3,895
Policy charges and fee income                 358,533     241,955     109,213      363,420
Net investment income (losses)                 90,459      26,707      (1,289)      18,415
Realized investment (losses) gains, net        (8,409)       (472)     (4,601)      22,189
Asset management fees                         112,100      66,108      28,092       97,650
Other income                                    5,331       7,862         618        1,945
                                            ---------    --------    --------   ----------
Total revenues                                575,582     349,599     134,529      507,514
                                            ---------    --------    --------   ----------
BENEFITS AND EXPENSES

Policyholders' benefits                        86,948      43,680      23,946       60,415
Interest credited to policyholders' account
  balances                                     80,120       4,689      13,693       83,911
General, administrative and other expenses    264,514     159,973      97,640      631,255
                                            ---------    --------    --------   ----------
Total benefits and expenses                   431,582     208,342     135,279      775,581
                                            ---------    --------    --------   ----------
INCOME (LOSS) FROM OPERATIONS
  BEFORE INCOME TAXES AND
  CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                           144,000     141,257        (750)    (268,067)
                                            ---------    --------    --------   ----------
Income tax expense (benefit)                   37,019      50,401      (8,544)    (102,810)
                                            ---------    --------    --------   ----------
INCOME (LOSS) FROM OPERATIONS
  BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                           106,981      90,856       7,794     (165,257)
                                            ---------    --------    --------   ----------
Cumulative effect of accounting change, net
  of taxes                                    (17,079)          -           -            -
                                            ---------    --------    --------   ----------
NET INCOME (LOSS)                              89,903      90,856       7,794     (165,257)
                                            ---------    --------    --------   ----------
Other comprehensive income(loss), net of
  taxes                                        21,341      (1,599)       (269)      10,930
                                            ---------    --------    --------   ----------
COMPREHENSIVE INCOME (LOSS)                 $ 111,244    $ 89,257    $  7,525   $ (154,327)
                                            =========    ========    ========   ==========

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

                                                                                                   Accumulated
                                                               Additional                             other         Total
                                                       Common  paid-in -   Retained    Deferred   comprehensive stockholder's
                                                       Stock    capital    earnings  compensation    income        equity
                                                       ------- ---------- ---------  ------------ ------------- -------------
Balance, December 31, 2001 (Predecessor)               $ 2,500 $ 335,329  $ 239,078     $    -      $    761      $ 577,668

Net loss                                                     -         -   (165,257)         -             -       (165,257)
Capital contributions                                        -   259,720          -          -             -        259,720
Change in foreign currency translation adjustments,
  net of taxes                                               -         -          -          -          (630)          (630)
Change in net unrealized investment gains, net of
  reclassification adjustment and taxes                      -         -          -          -        11,560         11,560
                                                       ------- ---------  ---------     ------      --------      ---------
Balance, December 31, 2002 (Predecessor)                 2,500   595,049     73,821          -        11,691        683,061

Net income                                                   -         -      7,794          -             -          7,794
Capital contributions                                        -     2,183          -          -             -          2,183
Change in foreign currency translation adjustments,
  net of taxes                                               -         -          -          -           615            615
Change in net unrealized investment gains, net of
  reclassification adjustment and taxes                      -         -          -          -          (884)          (884)
                                                       ------- ---------  ---------     ------      --------      ---------
Balance, April 30, 2003 (Predecessor)                    2,500   597,232     81,615          -        11,422        692,769

Acquisition purchase accounting adjustments (See
  Footnote 4)                                                -  (112,187)   (81,615)         -       (11,422)      (205,224)
                                                       ------- ---------  ---------     ------      --------      ---------
Balance, May 1, 2003 opening balance sheet
  (Successor)                                            2,500   485,045          -          -             -        487,545

Net income                                                   -         -     90,856          -             -         90,856
Stock-based compensation                                     -        55          -          -             -             55
Deferred compensation program                                -         -          -       (360)            -           (360)
Change in net unrealized investment gains, net of
  reclassification adjustment and taxes                      -         -          -          -        (1,599)        (1,599)
                                                       ------- ---------  ---------     ------      --------      ---------
Balance, December 31, 2003 (Successor)                   2,500   485,100     90,856       (360)       (1,599)       576,497

Net income                                                                   89,903                                  89,903
Purchase of fixed maturities from an affiliate, net of
  taxes                                                      -      (948)         -          -           948              -
Stock-based compensation                                             273                                                273
Deferred compensation program                                                             (544)                        (544)
Change in net unrealized investment gains                                                             21,341         21,341
                                                       ------- ---------  ---------     ------      --------      ---------
Balance, December 31, 2004 (Successor)                 $ 2,500 $ 484,425  $ 180,759     $ (904)     $ 20,690      $ 687,470
                                                       ======= =========  =========     ======      ========      =========

                See Notes to Consolidated Financial Statements

The purchase method of accounting was used to record the fair values of assets acquired and liabilities assumed by Prudential Financial, Inc. and "pushed-down" to the Company. This accounting has most notably resulted in decreased amortization and depreciation compared to periods prior to the Acquisition. Accordingly, the accompanying financial statements of the Company, when indirectly wholly-owned by Skandia Insurance Company Ltd., and the Company, currently indirectly wholly-owned by Prudential Financial, Inc., are not comparable in many material respect.

American Skandia Life Assurance Corporation

Consolidated Statements of Cash Flows (restated)
Year ended December 31, 2004, Eight months ended December 31, 2003, Four months ended April 30, 2003 and Year ended December 31, 2003 (in thousands)

                                                                            Successor    Successor   Predecessor Predecessor
                                                                           -----------  ------------ ----------- -----------
                                                                                        Eight months Four months
                                                                                           ended        ended
                                                                                        December 31,  April 30,
                                                                              2004          2003        2003        2002
                                                                           -----------  ------------ ----------- -----------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income (loss)                                                          $    89,903   $  90,856    $   7,794   $(165,257)
Adjustments to reconcile net income (loss) to net cash from (used in)
  operating activities:
   Realized investment losses (gains), net                                       8,409         472        4,601     (22,189)
   Amortization and depreciation                                                46,765      58,447        5,288      21,649
   Cumulative effect of accounting change, net of taxes                         17,079           -            -           -
   Interest credited to policyholders' account balances                         70,331         967          222           -
   Change in:
       Policy reserves                                                          34,361       6,580        4,288       3,293
       Accrued investment income                                                 6,035         515         (288)        541
       Trading account assets                                                   14,017      13,969            -           -
       Net receivable/payable to Parent and affiliates                           5,888      13,509          124     (98,339)
       Deferred sales inducements                                              (74,087)    (70,188)           -           -
       Deferred policy acquisition costs                                      (177,935)   (122,572)     (12,601)    265,737
       Income taxes (receivable) payable                                       (24,826)     (3,030)        (464)     37,084
       Other, net                                                               85,956      68,634       (3,588)   (169,312)
                                                                           -----------   ---------    ---------   ---------
Cash Flows From (Used in) Operating Activities                                 101,896      58,159        5,376    (126,793)
                                                                           -----------   ---------    ---------   ---------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
   Proceeds from the sale/maturity of fixed maturities available for sale    2,580,125      75,101      131,628     367,263
   Payments for the purchase of fixed maturities available for sale         (2,196,424)   (103,237)    (135,885)   (388,053)
   Proceeds from the sale of shares in equity securities                             -           -       10,955      34,220
   Payments for the purchase of shares in equity securities and dividend
     reinvestments                                                                   -           -      (24,809)    (49,713)
   Proceeds from the sale/maturity of policy loans                                   -           -            -           -
   Payments for the issuance of policy loans                                    (1,952)       (774)         (38)     (1,000)
   Other short-term investments, net                                          (377,888)    (39,587)       1,019      26,958
                                                                           -----------   ---------    ---------   ---------
Cash Flows From (Used in) Investing Activities                                   3,861     (68,497)     (17,130)    (10,325)
                                                                           -----------   ---------    ---------   ---------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
   Capital contribution                                                              -           -        2,183     259,720
   Paid in capital transaction associated with the purchase of fixed
     maturities from an affiliate                                                 (948)          -            -           -
   Decrease in future fees payable to ASI, net                                (107,282)    (80,393)     (63,343)    (91,223)
   Cash collateral for loaned securities                                       291,299           -            -           -
   Securities sold under agreement to repurchase                                12,523      20,850            -           -
   Net increase in long-term borrowing                                         135,000           -            -           -
   Net increase in short-term borrowing                                         24,363      71,000       35,000           -
   Drafts outstanding                                                          103,736     (45,853)     (14,362)     35,430
   Pay down of surplus notes                                                         -           -            -     (34,000)
Policyholder's account balances
   Deposits                                                                     66,268      42,361       77,003     192,263
   Withdrawals                                                                (564,162)    (71,498)     (63,357)   (137,333)
                                                                           -----------   ---------    ---------   ---------
Cash Flows From (Used in) Financing Activities                                 (39,023)    (63,533)     (26,876)    224,857
                                                                           -----------   ---------    ---------   ---------
   Net (decrease) increase in cash and cash equivalents                         66,554     (73,871)     (38,630)     87,739
   Change in foreign currency translation, net                                       -           -          947        (970)
   Cash and cash equivalents, beginning of period                                6,300      80,171      117,854      31,085
                                                                           -----------   ---------    ---------   ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $    72,854   $   6,300    $  80,171   $ 117,854
                                                                           ===========   =========    =========   =========
   Income taxes paid (received)                                            $    39,199   $     877    $      13   $ (40,823)
                                                                           ===========   =========    =========   =========
   Interest paid (received)                                                $    11,261   $  14,454    $  (7,788)  $  23,967
                                                                           ===========   =========    =========   =========

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Restatement of Consolidated Statements of Cash Flows

The Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002 have been restated to reflect the following:

Interest credited to policyholder's account balances, previously classified within "Change in contractowner accounts" within cash flows from financing activities, is now reported as a component of cash flows from operating activities.

Changes in trading account assets, previously classified within "Proceeds from the sale of equity securities" and "Payments for the purchase of shares in equity" within cash flows from investing activities have been reclassified to cash flows from operating activities in "adjustments to reconcile net income to cash provided by operating activities".

The net change in the policy loans receivable, previously reported in cash flows operating activities, is now reported as a component of cash flows of investing activities.

Changes related to stock based compensation and deferred compensation programs, previously classified within cash flows from financing activities, have been reclassified to cash flows from operating activities within "Other, net".

As a result of the restatements, previously reported cash flows from (used in) operating activities, cash flows from (used in) investing activities and cash flows from (used in) financing activities were increased or reduced for the year ended December 31, 2005, the eight months ended December 31, 2003, the four months ended April 2003, and the year ended December 31, 2002 as follows:

                                                         8 months ended 4 months ended
                                                          December, 21    April 30,
                                                 2004         2003           2003         2002
                                               --------  -------------- -------------- ---------
Cash flows from (used in) operating activities
   As originally reported                      $ 15,867     $ 42,754       $  5,116    $(127,793)
   Impact of restatements                        86,029       15,405            260         1000
   Revised for restatements                     101,896       58,159          5,376     (126,793)

Cash flows from (used in) investing activities
   As originally reported                      $ 19,830     $(53,754)      $(17,092)   $  (9,325)
   Impact of restatements                       (15,969)     (14,743)           (38)      (1,000)
   Revised for restatements                       3,861      (68,497)       (17,130)     (10,325)

Cash flows from (used in) financing activities
   As originally reported                      $ 30,857     $(62,871)      $(26,654)   $ 224,857
   Impact of restatements                       (70,060)        (662)          (222)           -
   Revised for restatements                     (39,203)     (63,533)       (26,876)     224,857

The restatements had no impact on the total change in cash and cash equivalents within the Statements of Cash Flows or on the Statements of Operations or Statements of Financial Position.

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

Notes to Consolidated Financial Statements

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

Notes to Consolidated Financial Statements

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

Notes to Consolidated Financial Statements

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

Notes to Consolidated Financial Statements

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

Notes to Consolidated Financial Statements

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

Notes to Consolidated Financial Statements

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

Notes to Consolidated Financial Statements

3. INVESTMENTS

Fixed Maturities and Equity Securities:

The following tables provide additional information relating to fixed maturities and equity securities as of December 31:

                                                                                                    2004
                                                                                 -------------------------------------------
                                                                                              Gross      Gross
                                                                                 Amortized  unrealized unrealized
                                                                                   cost       gains      losses   Fair value
                                                                                 ---------- ---------- ---------- ----------
                                                                                               (in thousands)
Fixed maturities available for sale
Bonds:
   U.S. Treasury securities and obligations of U.S. government corporations and
     agencies                                                                    $   45,824  $   271    $   (25)  $   46,070
   States, municipalities and political subdivisions                                 84,953    1,550       (178)      86,325
   Mortgage-backed securities                                                        54,653       30        (67)      54,616
   Public utilities                                                                 200,335    4,727       (415)     204,647
   All other corporate bonds                                                      1,352,184   30,055     (1,921)   1,380,318
                                                                                 ----------  -------    -------   ----------
Total fixed maturities available for sale                                        $1,737,949  $36,633    $(2,606)  $1,771,976
                                                                                 ==========  =======    =======   ==========
Equity securities available for sale                                             $   11,238  $   329    $     -   $   11,567
                                                                                 ==========  =======    =======   ==========

                                                                                                    2003
                                                                                 -------------------------------------------
                                                                                              Gross      Gross
                                                                                 Amortized  unrealized unrealized
                                                                                   cost       gains      losses   Fair value
                                                                                 ---------- ---------- ---------- ----------
                                                                                               (in thousands)
Fixed maturities available for sale
Bonds:
   U.S. Treasury securities and obligations of
   U.S. government corporations and agencies                                     $  101,843  $   115    $  (500)  $  101,458
   States, municipalities and political subdivisions                                164,590       47     (1,434)     163,203
   Mortgage-backed securities                                                         2,638        9          -        2,647
   Public utilities                                                                  11,192       47       (123)      11,116
   All other corporate bonds                                                        147,442      501     (1,136)     146,807
                                                                                 ----------  -------    -------   ----------
Total fixed maturities available for sale                                        $  427,705  $   719    $(3,193)  $  425,231
                                                                                 ==========  =======    =======   ==========

The amortized cost and fair value of fixed maturities, by contractual maturities at December 31, 2004 is shown below:

                                        Available for sale
                                       ---------------------
                                       Amortized
                                         Cost     Fair value
                                       ---------- ----------
                                          (in thousands)
Due in one year or less                $   43,444 $   43,555
Due after one year through five years     841,488    850,578
Due after five years through ten years    671,256    692,892
Due after ten years                       127,108    130,335
Mortgage-backed securities                 54,653     54,616
                                       ---------- ----------
Total                                  $1,737,949 $1,771,976
                                       ========== ==========

Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations.

American Skandia Life Assurance Corporation

Notes to Consolidated Financial Statements

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

Investment Income and Investment Gains and Losses

Net investment income (loss) arose from the following sources for the year ended December 31, 2004, eight months ended December 31, 2003, four months ended April 30, 2003, and year ended December 31, 2002:

                                                            Successor                  Predessor
                                               ----------------------------------  -----------------
                                                                                     Four
                                                                                    months
                                                                   Eight months      ended
                                                  Year ended           ended       April 30,
                                               December 31, 2004 December 31, 2003   2003      2002
                                               ----------------- ----------------- --------- -------
                                                                   (in thousands)
Fixed maturities - available for sale               $89,930           $ 7,547       $ 5,342  $18,015
Fixed, market value adjusted investment return           (3)           20,713        (6,350)     482
Equity securities - available for sale                  703                 -           412      809
Policy loans                                            547               335           101      403
Short-term investments and cash equivalents           4,903               230           319    1,116
                                                    -------           -------       -------  -------
Gross investment income (loss)                       96,080            28,825          (176)  20,825
   Less: investment expenses                         (5,621)           (2,118)       (1,113)  (2,410)
                                                    -------           -------       -------  -------
Net investment income (loss)                        $90,459           $26,707       $(1,289) $18,415
                                                    =======           =======       =======  =======

Realized investment (losses) gains, net including charges for other than temporary reductions in value, for year ended December 31, 2004, eight months ended December 31, 2003, four months ended April 30, 2003, and year ended December 31, 2002 were from the following sources:

                                                     Successor                  Predecessor
                                        ----------------------------------  ------------------
                                                                              Four
                                                                             months
                                                            Eight months      ended
                                           Year ended           ended       April 30,
                                        December 31, 2004 December 31, 2003   2003      2002
                                        ----------------- ----------------- --------- --------
                                                            (in thousands)
Fixed maturities                             $9,071             $  44        $ 5,465  $  3,746
Equity securities - available for sale            -                 -           (809)  (13,362)
Derivatives                                    (662)             (516)        (8,835)   31,803
Sale of Skandia Vida                              -                 -           (422)        -
Other                                             -                 -              -         2
                                             ------             -----        -------  --------
Realized investment (losses) gains, net      $8,409             $(472)       $(4,601) $ 22,189
                                             ======             =====        =======  ========

American Skandia Life Assurance Corporation

Notes to Consolidated Financial Statements

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

                                                                                  Deferred
                                                                                   Policy
                                                                                 Acquisition
                                                                                  Costs and               Deferred
                                                                  Unrealized      Valuation    Foreign   income tax
                                                               gains (losses) on of Business  currency   (liability)
                                                                  investments     Acquired   translation   benefit
                                                               ----------------- ----------- ----------- -----------
                                                                                             (in thousands)
Balance, January 1, 2002 (Predecessor)                             $  1,146        $     -      $  23     $   (408)
Net investment gains on investments arising during the period        16,053              -          -       (5,619)
Reclassification adjustment for losses included in net income         1,732              -          -         (606)
Net investment losses on foreign currency translation during
  the period                                                              -              -       (969)         339
                                                                   --------        -------      -----     --------
Balance, December 31, 2002 (Predecessor)                             18,931              -       (946)      (6,294)
Net investment gains on investments arising during the period         3,861              -          -       (1,345)
Reclassification adjustment for gains included in net income         (5,231)             -          -        1,831
Net investment gains on foreign currency translation during
  the period                                                              -              -        946         (331)
                                                                   --------        -------      -----     --------
Balance, April 30, 2003 (Predecessor)                                17,561              -          -       (6,139)
Acquisition purchase accounting adjustments                         (17,561)             -          -        6,139
                                                                   --------        -------      -----     --------
Balance, May 1, 2003 opening balance sheet (Successor)                    -              -          -            -
Net investment losses on investments arising during the period       (2,474)             -          -          875
                                                                   --------        -------      -----     --------
Balance, December 31, 2003 (Successor)                               (2,474)             -          -          875

Net investment losses on investments arising during the period       36,795                                (13,006)
Impact of net unrealized investment (gains) losses on deferred
  policy acquisition costs and valuation of business acquired                       (2,319)                    819
                                                                   --------        -------      -----     --------
Balance, December 31, 2004 (Successor)                             $ 34,321        $(2,319)     $   -     $(11,312)
                                                                   ========        =======      =====     ========

                                                                 Accumulated other
                                                                   comprehensive
                                                               income (loss) related
                                                                 to net unrealized
                                                                    investment
                                                                  gains (losses)
                                                               ---------------------

Balance, January 1, 2002 (Predecessor)                               $    761
Net investment gains on investments arising during the period          10,434
Reclassification adjustment for losses included in net income           1,126
Net investment losses on foreign currency translation during
  the period                                                             (630)
                                                                     --------
Balance, December 31, 2002 (Predecessor)                               11,691
Net investment gains on investments arising during the period           2,516
Reclassification adjustment for gains included in net income           (3,400)
Net investment gains on foreign currency translation during
  the period                                                              615
                                                                     --------
Balance, April 30, 2003 (Predecessor)                                  11,422
Acquisition purchase accounting adjustments                           (11,422)
                                                                     --------
Balance, May 1, 2003 opening balance sheet (Successor)                      -
Net investment losses on investments arising during the period         (1,599)
                                                                     --------
Balance, December 31, 2003 (Successor)                                 (1,599)

Net investment losses on investments arising during the period         23,789
Impact of net unrealized investment (gains) losses on deferred
  policy acquisition costs and valuation of business acquired          (1,500)
                                                                     --------
Balance, December 31, 2004 (Successor)                               $ 20,690
                                                                     ========

The table below presents unrealized gains (losses) on investments by asset class at December 31,

                                            2004        2003        2002
                                           ------- -------------- -------
                                                   (in thousands)
     Fixed maturities                      $34,027    $(2,474)    $19,179
     Equity securities, available for sale     294          -        (248)
                                           -------    -------     -------
     Unrealized gains on investments       $34,321    $(2,474)    $18,931
                                           =======    =======     =======

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

Notes to Consolidated Financial Statements

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

Total investments at market value $    479,046
Cash and cash equivalents               28,018
VOBA                                   440,130
Other assets at fair value             352,235
Separate account assets             22,311,085
Policyholder account balances         (167,505)
Other liabilities at fair value       (644,379)
Separate account liabilities       (22,311,085)
                                  ------------
   Total purchase price           $    487,545
                                  ============

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

5. DEFERRED POLICY ACQUISITION COSTS

The balances of and changes in DAC as of and for the year ended December 31, 2004, eight months ended December 31, 2003, four months ended April 30, 2003 and year ended December 31, 2002 are as follows:

                                                              Successor              Predecessor
                                                        ---------------------  ----------------------
                                                                  Eight months Four months
                                                                     ended        ended
                                                                  December 31,  April 30,
                                                          2004        2003        2003        2002
                                                        --------  ------------ ----------- ----------
Balance, beginning of period                            $122,572    $      -   $1,117,544  $1,383,281
Capitalization of commissions, sales and issue expenses  207,018     126,891       46,361     148,040
Capitalization of purchase credits                             -           -       23,362      96,282
Amortization of deferred policy acquisition costs        (29,083)     (4,319)     (46,791)   (433,604)
Amortization of purchase credits                               -           -      (10,331)    (76,455)
Impact of adoption of SOP 03-1                               394           -            -           -
                                                        --------    --------   ----------  ----------
Balance, end of period                                  $300,901    $122,572   $1,130,145  $1,117,544
                                                        ========    ========   ==========  ==========

The DAC asset was assigned a fair value of zero on May 1, 2003, as part of purchase accounting.

American Skandia Life Assurance Corporation

Notes to Consolidated Financial Statements

6. VALUATION OF BUSINESS ACQUIRED

Details of VOBA and related interest and gross amortization for the year ended December 31, 2004 and eight months ended December 31, 2003 is as follows (in thousands):

                                             Eight months
                                                ended
                                             December 31,
                                     2004        2003
                                  ---------  ------------
Balance, beginning of period      $ 402,169    $440,130
Amortization(1)                     (37,921)    (54,038)
Interest(2)                          14,866      16,077
Change in unrealized gains/losses    (1,000)          -
Impact of adoption of SOP 03-1     (130,211)          -
Opening balance adjustments         (13,736)          -
                                  ---------    --------
Balance, end of period            $ 234,167    $402,169
                                  =========    ========
(1)The average expected life of VOBA was approximately 10 years from the date of acquisition.
(2)The interest accrual rates was 5.9% for the VOBA related to the businesses acquired.

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

Estimated future net amortization of VOBA as of December 31, 2004 is as follows
  (in thousands):

2005                $ 37,084
2006                  31,901
2007                  26,044
2008                  21,158
2009                  17,643
2010 and thereafter  100,337
                    --------
   Total            $234,167
                    ========

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

Notes to Consolidated Financial Statements

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

                                                               December 31, 2004
                                                      -----------------------------------
                                                      In the Event of  At Annuitization /
                                                           Death         Accumulation/
                                                      ---------------- ------------------
                                                             (dollars in millions)
Variable Annuity Contracts
Return of Net Deposits
Account value                                            $23,693.9               N/A
Net amount at risk                                       $ 2,775.7               N/A
Average attained age of contractholders                       62.4
                                                             years               N/A

Anniversary contract value or minimum return
Account value                                            $ 4,060.9          $6,637.0
Net amount at risk                                       $   158.1          $    1.4
Average attained age of contractholders                       63.9              58.8
                                                             years             years
Average period remaining until expected annuitization                            6.5
                                                               N/A             years

                                                      Unadjusted Value   Adjusted Value
                                                      ---------------- ------------------
Market value adjusted annuities
Account value                                            $ 1,350.9          $1,407.3

Account balances of variable annuity contracts with guarantees were invested in separate account investment options as follows:

                   December 31,
                       2004
                   -------------
                   (in millions)
Equity funds         $17,158.1
Bond funds             4,967.2
Balanced funds           843.3
Money market funds     1,376.5
Specialty funds        2,058.8
                     ---------
   Total             $26,403.9
                     =========

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

American Skandia Life Assurance Corporation

Notes to Consolidated Financial Statements

7. CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS (continued)

                                                 Guaranteed
                                                  Minimum
                                                 Withdrawal
                                  Guaranteed   Benefit/Return   Guaranteed
                                Minimum Death  Option (GMWB / Minimum Income
                                Benefit (GMDB)      GRO)      Benefit (GMIB)  Totals
                                -------------- -------------- -------------- -------
                                                    (in millions)
Balance as of January 1, 2004      $   8.6          $  -          $    -     $   8.6
   Incurred guarantee benefits        62.5             -             0.7        63.2
   Paid guarantee benefits           (44.7)            -               -       (44.7)
                                   -------          ----          ------     -------
Balance as of December 31, 2004    $  26.4          $  -          $  0.7     $  27.1
                                   =======          ====          ======     =======

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

                                                           Sales
                                                        Inducements
                                                       -------------
                                                       (in millions)
               Balance as of January 1, 2004             $   70.3
                  Capitalization                             84.1
                  Amortization                              (10.0)
                                                         --------
               Balance as of December 31, 2004           $  144.4
                                                         ========

American Skandia Life Assurance Corporation

Notes to Consolidated Financial Statements

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

The effect of reinsurance for the year ended December 31, 2004, eight months ended December 31, 2003, four months ended April 30, 2003, and year ended December 31, 2002 was as follows (in thousands):

                                                   Gross     Ceded       Net
2004 (Successor)                                 --------- ---------  ---------
Policy charges and fee income                    $ 400,809 $ (42,276) $ 358,533
Policyholders' benefits                          $  86,948 $       -  $  86,948
General, administrative and other expenses       $ 268,318 $  (3,804) $ 264,514

Eight months ended December 31, 2003 (Successor)
Policy charges and fee income                    $ 264,835 $ (22,880) $ 241,955
Policyholders' benefits                          $  43,246 $     434  $  43,680
General, administrative and other expenses       $ 162,116 $  (2,143) $ 159,973

Four months ended April 30, 2003 (Predecessor)
Policy charges and fee income                    $ 120,392 $ (11,179) $ 109,213
Policyholders' benefits                          $  24,355 $    (409) $  23,946
General, administrative and other expenses       $ 104,795 $  (7,155) $  97,640

2002 (Predecessor)
Policy charges and fee income                    $ 401,974 $ (38,554) $ 363,420
Policyholders' benefits                          $  60,440 $     (25) $  60,415
General, administrative and other expenses       $ 630,001 $   1,254  $ 631,255

9. INCOME TAXES

The components of income tax expense (benefit) for the year ended December 31, 2004, eight months ended December 31, 2003, four months ended April 30, 2003 and year ended December 31, 2002 are as follows:

                                         Successor            Predecessor
                                   --------------------  ---------------------
                                            Eight months Four months
                                               ended        ended
                                            December 31,  April 30,
                                     2004       2003        2003        2002
                                   -------- ------------ ----------- ---------
                                                  (in thousands)
Current tax (benefit) expense:
   U.S. and foreign                $  3,936   $ (1,950)   $ (2,706)  $  (3,739)
   State and local                      135        (22)       (464)          -
                                   --------   --------    --------   ---------
   Total                              4,071     (1,972)     (3,170)     (3,739)
                                   --------   --------    --------   ---------
Deferred tax expense (benefit):
   U.S. and foreign                  31,595     51,475      (5,374)    (99,071)
   State and local                    1,353        898           -           -
                                   --------   --------    --------   ---------
   Total                             32,948     52,373      (5,374)    (99,071)
                                   --------   --------    --------   ---------
Total income tax expense (benefit) $ 37,019   $ 50,401    $ (8,544)  $(102,810)
                                   ========   ========    ========   =========

American Skandia Life Assurance Corporation

Notes to Consolidated Financial Statements

9. INCOME TAXES (continued)

The income tax expense (benefit) for the year ended December 31, 2004, eight months ended December 31, 2003, four months ended April 30, 2003 and year ended December 31, 2002 differs from the amount computed by applying the expected federal income tax rate of 35% to income from operations before income taxes for the following reasons:

                                                     Successor              Predecessor
                                               ---------------------  ----------------------
                                                         Eight months Four months
                                                            ended        ended
                                                         December 31,  April 30,
                                                 2004        2003        2003        2002
                                               --------  ------------ ----------- ----------
                                                               (in thousands)
Expected federal income tax expense (benefit)  $ 50,400    $ 49,440    $   (263)  $  (93,823)
   Dividends received deduction                 (14,052)          -      (2,800)     (12,250)
   Loss on foreign subsidiary                         -           -      (5,374)         947
   Meals and entertainment                            4         490         113          603
   State income taxes, net of federal benefit       435         570        (301)           -
   Other                                            232         (99)         81        1,713
                                               --------    --------    --------   ----------
   Total income tax expense (benefit)          $ 37,019    $ 50,401    $ (8,544)  $ (102,810)
                                               ========    ========    ========   ==========

Deferred tax assets and liabilities at December 31, resulted from the items listed in the following table:

                                                           2004       2003
                                                        ---------  ---------
                                                           (in thousands)
  Deferred tax assets
     Insurance reserves                                 $ 289,430  $ 251,486
     Income taxed in advance                               71,011    104,816
     Compensation reserves                                 19,235     27,108
     Net operating loss carryforwards                      22,752          -
     Net unrealized losses on securities                        -        876
     Other                                                 21,900     15,102
                                                        ---------  ---------
     Deferred tax assets                                  424,328    399,388
                                                        ---------  ---------
  Deferred tax liabilities
     VOBA and deferred acquisition cost                  (167,161)  (133,750)
     Net unrealized gains on fixed maturity securities    (11,311)         -
     Other                                                 (5,741)    (8,688)
                                                        ---------  ---------
     Deferred tax liabilities                            (184,213)  (135,172)
                                                        ---------  ---------
  Net deferred tax asset/(liability)                    $ 240,115  $ 256,950
                                                        =========  =========

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

Notes to Consolidated Financial Statements

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

Fixed maturities and Equity securities

Estimated fair values for fixed maturities and equity securities are based on quoted market prices or estimates from independent pricing services.

The following table discloses the carrying amounts and estimated fair values of the Company's financial instruments at December 31:

                                                            2004                    2003
                                                   ----------------------- -----------------------
                                                    Carrying   Estimated    Carrying   Estimated
                                                     value     fair value    value     fair value
                                                   ----------- ----------- ----------- -----------
                                                                   (in thousands)
Financial assets:
   Fixed maturities                                $ 1,771,976 $ 1,771,976 $   425,231 $   425,231
   Trading securities                                   47,316      47,316      59,485      59,485
   Equity securities                                    11,567      11,567           -           -
   Policy loans                                         10,323      10,323       8,371       8,371
   Short-term investments                              423,971     423,971      39,587      39,587
   Cash and cash equivalents                            72,854      72,854           -           -
   Separate account assets                          26,984,413  26,984,413  25,817,612  25,817,612
Financial liabilities:
   Securities sold under agreements to repurchase       33,373      33,373      20,850      20,850
   Short-term borrowing                                140,363     140,363     116,000     116,000
   Long-term borrowing                                 135,000     135,000           -           -
   Separate account liabilities                     26,984,413  26,984,413  25,817,612  25,817,612

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

                                          Lease  Sub-Lease
                                         ------- ---------
                     2005                $ 8,606  $ 2,441
                     2006                  8,586    2,400
                     2007                  8,586    2,242
                     2008                  8,586    1,816
                     2009                  7,766    1,790
                     2010 and thereafter  13,531    4,676
                                         -------  -------
                     Total               $55,661  $15,365
                                         =======  =======

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

The present values of the transactions as of the respective effective date were as follows (dollars in thousands):

                   Closing  Effective   Contract Issue   Discount Present
       Transaction  Date      Date          Period         Rate    Value
       ----------- -------- --------- ------------------ -------- -------
         1997-1     7/23/97   6/1/97    3/1/96 - 4/30/97    7.5%   58,767
         1998-1     6/30/98   6/1/98    1/1/97 - 5/31/98    7.5%   61,180
         1998-2    11/10/98  10/1/98    5/1/97 - 8/31/98    7.0%   68,573
         1998-3    12/30/98  12/1/98   7/1/96 - 10/31/98    7.0%   40,128
         1999-1     6/23/99   6/1/99    4/1/94 - 4/30/99    7.5%  120,632
         1999-2    12/14/99  10/1/99   11/1/98 - 7/31/99    7.5%  145,078
         2000-1     3/22/00   2/1/00    8/1/99 - 1/31/00    7.5%  169,459
         2000-2     7/18/00   6/1/00    2/1/00 - 4/30/00   7.25%   92,399
         2000-3     1/18/01  12/1/00   5/1/00 - 10/31/00   7.25%  107,139
         2000-4    12/28/00  12/1/00   1/1/98 - 10/31/00   7.25%  107,291
         2002-1     4/12/02   3/1/02  11/1/00 - 12/31/01   6.00%  101,713

American Skandia Life Assurance Corporation

Notes to Consolidated Financial Statements

13. RELATED PARTY TRANSACTIONS (continued)

Future amortization of future fees payable to ASI as of December 31, 2004, according to a revised amortization schedule, are as follows (in thousands):

                               Year          Amount
                               ----         ---------
                               2005         $  87,446
                               2006            64,619
                               2007            36,361
                               2008            11,421
                               2009               750
                                            ---------
                               Total        $ 200,597
                                            =========

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

                                          Lease   Sub-Lease
                                         -------- ---------
                     2005                $  3,040   $ 190
                     2006                   3,041       -
                     2007                   3,053       -
                     2008                   3,187       -
                     2009                   3,187       -
                     2010 and thereafter    6,109       -
                                         --------   -----
                     Total               $ 21,617   $ 190
                                         ========   =====

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

17.SEGMENT REPORTING

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

18.QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The unaudited quarterly results of operations for the years ended December 31, 2004 and 2003 are summarized in the table below:

                                                             Three months ended (Successor)
                                                      --------------------------------------------
                                                      March 31   June 30  September 30 December 31
                                                      --------- --------- ------------ -----------
                                                                     (in thousands)
2004
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

American Skandia Life Assurance Corporation

Notes to Consolidated Financial Statements

18.QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) (continued)

                                                       Predecessor                    Successor
                                                  ---------------------- ------------------------------------
                                                  Three months One month Two months Three months Three months
                                                     ended       ended     ended       ended        ended
                                                    March 31   April 30   June 30   September 30 December 31
                                                  ------------ --------- ---------- ------------ ------------
                                                                        (in thousands)
2003
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