Form 10-Q/A
period 2005-03-31
AMERICAN SKANDIA LIFE ASSURANCE CORP/CT
filed 2006-02-09
CIK 881453

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                  FORM 10-Q/A
                               (Amendment No. 1)

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM        TO

                        COMMISSION FILE NUMBER 33-44202

                               -----------------

                        American Skandia Life Assurance
                                  Corporation
            (Exact Name of Registrant as Specified in its Charter)

                       Connecticut                 06-1241288
             (State or Other Jurisdiction of    (I.R.S. Employer
             Incorporation or Organization)  Identification Number)

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

     American Skandia Life Assurance Corporation meets the conditions set forth in General Instruction (I) (1) (a) and (b) on Form 10-Q/A and is therefore filing this Form with the reduced disclosure format.

================================================================================

                  AMERICAN SKANDIA LIFE ASSURANCE CORPORATION

                         INDEX TO FINANCIAL STATEMENTS

                        PART I - Financial Information

                                                                    Page No.
                                                                    --------
    Financial Statements

    Explanatory Note                                                    2

    Item 1. Financial Statements (unaudited):

            Statements of Financial Position
            As of March 31, 2005 and December 31, 2004                  3

            Statements of Operations and Comprehensive Income
            Three months ended March 31, 2005 and 2004                  4

            Statements of Stockholder's Equity
            Periods ended March 31, 2005 and December 31, 2004          5

            Statements of Cash Flows (restated)
            Three months ended March 2005 and 2004                      6

            Notes to Financial Statements                               7

    Item 4. Controls and Procedures                                    10

                        PART II - Other Information

    Item 6. Exhibits                                                   11

    Signatures                                                         13

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A is being filed for the purpose of amending Items 1 and 4 of Part I of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 of American Skandia Life Assurance Corporation to reflect the restatement of American Skandia Life Assurance Corporation's Unaudited Statements of Cash Flows for the three months ended March 31, 2005 and 2004, as described in Footnote 2 to the Unaudited Financial Statements included in this Form 10-Q/A. All other Items of the original filing on Form 10-Q made on May 16, 2005 are unaffected by the changes to the Unaudited Statements of Cash Flows and such Items have not been included in this Amendment. Information in this Form 10-Q/A is generally stated as of March 31, 2005 and does not reflect any subsequent information or events other than the restatement of the Unaudited Statements of Cash Flows. More current information with respect to American Skandia Life Assurance Corporation is contained within its Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and other filings with the Securities and Exchange Commission.

American Skandia Life Assurance Corporation

Statements of Financial Position (unaudited)
As of March 31, 2005 and December 31, 2004 (in thousands)

                                                      March 31,   December 31,
                                                        2005          2004
                                                    ------------  ------------
ASSETS
Fixed maturities available for sale, at fair value
  (amortized cost, 2005 $1,819,103; 2004:
  $1,737,949)                                       $  1,818,603  $  1,771,976
Trading account assets, at fair value                     44,094        47,316
Equity securities available for sale, at fair value
  (cost of $11,238)                                       11,202        11,567
Policy loans                                              10,907        10,323
Short-term investments                                   382,092       423,971
                                                    ------------  ------------
   Total investments                                   2,266,898     2,265,153
Cash and cash equivalents                                  7,527        72,854
Deferred policy acquisition costs                        344,179       300,901
Accrued investment income                                 22,102        22,321
Receivables from Parent and affiliates                         -         5,098
Income taxes receivable                                  243,889       244,932
Valuation of business acquired                           226,584       234,167
Deferred purchase credits                                160,537       144,395
Other assets                                             136,925        53,332
Separate account assets                               26,308,529    26,984,413
                                                    ------------  ------------
TOTAL ASSETS                                        $ 29,717,170  $ 30,327,566
                                                    ============  ============
LIABILITIES AND STOCKHOLDER'S
  EQUITY
Liabilities
Policyholders' account balances                     $  1,503,193  $  1,411,483
Future policy benefits and other policyholder
  liabilities                                             65,088        50,980
Payables to Parent and affiliates                         21,014        24,182
Cash collateral for loaned securities                    228,616       291,299
Securities sold under agreements to repurchase            25,148        33,373
Short-term borrowing                                     182,158       140,363
Long-term borrowing                                      135,000       135,000
Future fees payable to American Skandia, Inc.
  ("ASI")                                                176,775       200,597
Other liabilities                                        378,326       368,406
Separate account liabilities                          26,308,529    26,984,413
                                                    ------------  ------------
Total liabilities                                     29,023,847    29,640,096
                                                    ------------  ------------
Contingencies (See Note 3)
Stockholder's Equity
Common stock, $100 par value; 25,000 shares,
  authorized, issued and outstanding                       2,500         2,500
Additional paid-in capital                               484,264       484,425
Retained earnings                                        210,878       180,759
Deferred compensation                                     (1,756)         (904)
Accumulated other comprehensive income (loss)             (2,563)       20,690
                                                    ------------  ------------
Total stockholder's equity                               693,323       687,470
                                                    ------------  ------------
TOTAL LIABILITIES AND
  STOCKHOLDER'S EQUITY                              $ 29,717,170  $ 30,327,566
                                                    ============  ============

                       See Notes to Financial Statements

American Skandia Life Assurance Corporation

Statements of Operations and Comprehensive Income (unaudited)
Three Months ended March 31, 2005 and 2004 (in thousands)

                                                             2005      2004
                                                           --------  --------
 REVENUES

 Premiums                                                  $  9,666  $  2,712
 Policy charges and fee income                              115,953    98,056
 Net investment income                                       21,791    19,311
 Realized investment (losses) gains, net                     (1,802)     (257)
 Asset management fees                                       29,781    27,342
 Other income                                                (1,245)    1,295
                                                           --------  --------
 Total revenues                                             174,144   148,459
                                                           --------  --------
 BENEFITS AND EXPENSES

 Policyholders' benefits                                     38,962    27,731
 Interest credited to policyholders' account balances        18,247    20,553
 General, administrative and other expenses                  74,797    61,156
                                                           --------  --------
 Total benefits and expenses                                132,006   109,440
                                                           --------  --------
 INCOME FROM OPERATIONS BEFORE INCOME TAXES AND CUMULATIVE
   EFFECT OF ACCOUNTING CHANGE                               42,138    39,019
                                                           --------  --------
 Income tax expense                                          12,019    12,133
                                                           --------  --------
 INCOME FROM OPERATIONS BEFORE CUMULATIVE EFFECT OF
   ACCOUNTING CHANGE                                         30,119    26,886
                                                           --------  --------
 Cumulative effect of accounting change, net of taxes             -   (17,079)
                                                           --------  --------
 NET INCOME                                                  30,119     9,807
                                                           --------  --------
 Other comprehensive (loss) income, net of taxes            (23,253)   22,933
                                                           --------  --------
 COMPREHENSIVE INCOME                                      $  6,866  $ 32,740
                                                           ========  ========

                       See Notes to Financial Statements

American Skandia Life Assurance Corporation

Statements of Stockholder's Equity (unaudited)
Periods ended March 31, 2005 and December 31, 2004 (in thousands)

                                                                                                Accumulated
                                                              Additional                           other         Total
                                                       Common paid-in -  Retained   Deferred   comprehensive stockholder's
                                                       Stock   capital   earnings compensation    income        equity
                                                       ------ ---------- -------- ------------ ------------- -------------
Balance, December 31, 2003                              2,500   485,100    90,856      (360)       (1,599)      576,497

Net income                                                                 89,903                                89,903
Purchase of fixed maturities from an affiliate, net of
  taxes                                                     -      (948)        -         -           948             -
Stock-based compensation                                            273                                             273
Deferred compensation program                                                          (544)                       (544)
Change in net unrealized investment gains                                                          21,341        21,341
                                                       ------  --------  --------   -------      --------      --------
Balance, December 31, 2004                             $2,500  $484,425  $180,759   $  (904)     $ 20,690      $687,470

Net income                                                                 30,119                                30,119
Stock-based compensation                                           (161)                                           (161)
Deferred compensation program                                                          (852)                       (852)
Change in net unrealized investment gains                                                         (23,253)      (23,253)
                                                       ------  --------  --------   -------      --------      --------
Balance, March 31, 2005                                $2,500  $484,264  $210,878    (1,756)       (2,563)      693,323
                                                       ======  ========  ========   =======      ========      ========

                       See Notes to Financial Statements

American Skandia Life Assurance Corporation

Statements of Cash Flows (unaudited, restated)
Three Months March 31, 2005 and 2004 (in thousands)

                                                            2005       2004
                                                         ---------  ---------
  CASH FLOWS FROM (USED IN) OPERATING
    ACTIVITIES:
  Net income                                             $  30,119  $   9,807
  Adjustments to reconcile net income (loss) to net cash
    from (used in) operating activities:
     Realized investment losses (gains), net                 1,802        257
     Amortization and depreciation                          10,274     15,922
     Cumulative effect of accounting change, net of
       taxes                                                     -     17,079
     Interest credited to policyholders' account
       balances                                             13,983     18,522
     Change in:
         Policy reserves                                    14,108     11,233
         Accrued investment income                             219        337
         Trading account assets                              1,883      1,428
         Net receivable/payable to Parent and
           affiliates                                        1,930      5,469
         Deferred sales inducements                        (16,142)   (23,084)
         Deferred policy acquisition costs                 (43,278)   (53,712)
         Income taxes (receivable) payable                  13,758    (29,499)
         Other, net                                        (35,998)    39,270
                                                         ---------  ---------
  Cash Flows From (Used in) Operating Activities            (7,342)    13,029
                                                         ---------  ---------
  CASH FLOWS FROM (USED IN) INVESTING
    ACTIVITIES:
     Proceeds from the sale/maturity of fixed
       maturities available for sale                       546,660    225,987
     Payments for the purchase of fixed maturities
       available for sale                                 (583,852)  (147,864)
     Proceeds from the sale/maturity of policy loans             -          -
     Payments for the issuance of policy loans                (584)      (901)
     Other short-term investments, net                      41,897   (164,692)
                                                         ---------  ---------
  Cash Flows From (Used in) in Investing Activities          4,121    (87,470)
                                                         ---------  ---------
  CASH FLOWS FROM (USED IN) FINANCING
    ACTIVITIES:
     Decrease in future fees payable to ASI, net           (23,822)   (28,490)
     Cash collateral for loaned securities                 (62,683)   143,423
     Securities sold under agreement to repurchase          (8,225)    23,542
     Net increase in long-term borrowing                         -    135,000
     Net increase (decrease) in short-term borrowing        41,795    (70,000)
     Drafts outstanding                                    (84,124)    13,227
  Policyholder's account balances:
     Deposits                                              151,433      8,155
     Withdrawals                                           (76,480)  (145,664)
                                                         ---------  ---------
  Cash Flows From (Used in) Financing Activities           (62,106)    79,193
                                                         ---------  ---------
     Net (decrease) increase in cash and cash
       equivalents                                         (65,327)     4,752
     Cash and cash equivalents, beginning of period         72,854      6,300
                                                         ---------  ---------
  CASH AND CASH EQUIVALENTS, END OF
    PERIOD                                               $   7,527  $  11,052
                                                         =========  =========
     Income taxes paid (received)                        $  (1,739) $  41,632
                                                         =========  =========
     Interest paid                                       $   1,266  $   5,095
                                                         =========  =========

                       See Notes to Financial Statements

American Skandia Life Assurance Corporation

Notes to Financial Statements (unaudited)

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

2. BASIS OF PRESENTATION

Restatement of Statements of Cash Flows

The Statements of Cash Flows for the three months ended March 31, 2005 and 2004 have been restated to reflect the following:

Changes in the net receivable/payable from unsettled investment purchases and sales, previously classified within "adjustments to reconcile net income to cash provided by operating activities," have been reclassified to cash flows from investing activities, to the extent such balances pertained to investments classified as available for sale.

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

As a result of the restatements, previously reported cash flows from (used in) operating activities, cash flows from (used in) investing activities and cash flows from (used in) financing activities were increased or reduced for the three months ended March 31, 2005 and 2004 as follows:

   Three Months Ended March 31,

                                                        2005      2004
                                                      --------  --------
       Cash flows from (used in) operating activities
          As originally reported                      $ 24,149  $ (6,877)
          Impact of Restatements                       (31,491)   19,906
          Revised for restatements                      (7,342)   13,029
       Cash flows from (used in) investing activities
          As originally reported                      $(43,114) $(85,141)
          Impact of Restatements                        47,235    (2,329)
          Revised for restatements                       4,121   (87,470)
       Cash flows from (used in) financing activities
          As originally reported                      $(46,362) $ 96,770
          Impact of Restatements                       (15,744)  (17,577)
          Revised for restatements                     (62,106)   79,193

The restatements had no impact on the total change in cash and cash equivalents within the Statements of Cash Flows or on the Statements of Operations or Statements of Financial Position.

American Skandia Life Assurance Corporation

Notes to Financial Statements (unaudited)

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

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company's management, including our Chief Executive Officer and Chief Financial Officer, previously reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of March 31, 2005. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer previously concluded that, as of March 31, 2005, our disclosure controls and procedures were effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. Other than as discussed in the last paragraph of Item 4, no change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) and 15d-15(f), occurred during the quarter ended March 31, 2005, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. These conclusions are not affected by the misclassifications in the Company's Statements of Cash Flows discussed in the following paragraph, which were identified subsequent to the filing of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

As reported in a Current Report on Form 8-K filed by the Company on February 9, 2006, management of the Company concluded that certain amounts were incorrectly classified in the Company's audited Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002 included in the Company's 2004 Annual Report on Form 10-K (the "2004 Form 10-K") and in the Company's unaudited Statements of Cash Flows for the periods ended March 31 and June 30, 2005 and 2004 included in the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2005 (the "2005 Forms 10-Q"). In connection with the preparation of the Company's financial statements for the year ended December 31, 2005, management of the Company concluded on February 3, 2006 that the Company should file a Form 10-K/A and Forms 10-Q/A, including this Form 10-Q/A, restating the Statements of Cash Flows included in the 2004 Form 10-K and in the 2005 Forms 10-Q. The restatements are limited in scope, relating principally to the classification of data collected and not to the collection of data or to the numerical accuracy of data collected. The Company has implemented enhancements to its internal control over financial reporting, primarily with respect to the periodic analysis and review of statements of cash flows, designed to provide reasonable assurance that errors of this type in the Company's Statements of Cash Flows will not recur.

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

                              AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
                                              (Registrant)

                                              By: /s/ Michael A. Bohm
                                                  -----------------------------
                                                  Michael A. Bohm
                                                  Executive Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial Officer
                                                  and Principal Accounting
                                                  Officer)

February 9, 2006