Form 10-Q/A
period 2005-06-30
AMERICAN SKANDIA LIFE ASSURANCE CORP/CT
filed 2006-02-09
CIK 881453

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                  FORM 10-Q/A
                               (Amendment No. 1)

                               -----------------

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

   Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act). Yes [_] No [X]

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

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

     American Skandia Life Assurance Corporation meets the conditions set forth in General Instruction (H) (1) (a) and (b) on Form 10-Q/A and is therefore filing this Form with the reduced disclosure format.

================================================================================

                               TABLE OF CONTENTS

                                                                               Page
                                                                              Number
                                                                              ------
PART I FINANCIAL INFORMATION

Explanatory Note                                                                 2

Item 1. Financial Statements (unaudited):

    Interim Statements of Financial Position
    As of June 30, 2005 and December 31, 2004................................    3

    Interim Statements of Operations and Comprehensive Income
    Three months ended June 30, 2005 and 2004................................    4

    Interim Statements of Operations and Comprehensive Income
    Six months ended June 30, 2005 and 2004..................................    5

    Interim Statements of Stockholder's Equity Six months ended June 30, 2005    6

    Interim Statements of Cash Flows (restated)
    Six months ended June 30, 2005 and 2004..................................    7

    Notes to Interim Financial Statements....................................    8

Item 4. Controls and Procedures                                                 12

PART II OTHER INFORMATION

Item 6. Exhibits.............................................................   13

SIGNATURES...................................................................   14

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A is being filed for the purpose of amending Items 1 and 4 of Part I of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 of American Skandia Life Assurance Corporation to reflect the restatement of American Skandia Life Assurance Corporation's Interim Statements of Cash Flows for the six months ended June 30, 2005 and 2004, as described in Footnote 2 to the Interim Financial Statements included in this Form 10-Q/A. All other Items of the original filing on Form 10-Q made on August 12, 2005 are unaffected by the changes to the Interim Statements of Cash Flows and such Items have not been included in this Amendment. Information in this Form 10-Q/A is generally stated as of June 30, 2005 and does not reflect any subsequent information or events other than the restatement of the Interim Statements of Cash Flows. More current information with respect to American Skandia Life Assurance Corporation is contained within its Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and other filings with the Securities and Exchange Commission.

                         PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
American Skandia Life Assurance Corporation

Interim Statements of Financial Position
As of June 30, 2005 and December 31, 2004 (in thousands)

                                                                                                         June 30,   December 31,
                                                                                                           2005         2004
                                                                                                       -----------  ------------
ASSETS
Fixed maturities available for sale, at fair value (amortized cost, 2005 $1,879,107; 2004: $1,737,949) $ 1,908,416  $ 1,771,976
Trading account assets, at fair value                                                                       34,806       47,316
Equity securities available for sale, at fair value (cost of $11,238)                                       11,440       11,567
Policy loans                                                                                                10,576       10,323
Short-term investments                                                                                     241,742      423,971
                                                                                                       -----------  -----------
   Total investments                                                                                     2,206,980    2,265,153
Cash and cash equivalents                                                                                    5,296       72,854
Deferred policy acquisition costs                                                                          404,520      300,901
Accrued investment income                                                                                   21,919       22,321
Receivables from Parent and affiliates                                                                           -        5,098
Income taxes receivable                                                                                    225,406      244,932
Valuation of business acquired                                                                             220,924      234,167
Deferred purchase credits                                                                                  181,263      144,395
Other assets                                                                                                39,770       60,412
Separate account assets                                                                                 27,113,685   26,984,413
                                                                                                       -----------  -----------
TOTAL ASSETS                                                                                           $30,419,763  $30,334,646
                                                                                                       ===========  ===========
LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
Policyholders' account balances                                                                        $ 1,516,332  $ 1,411,483
Future policy benefits and other policyholder liabilities                                                   71,769       50,980
Payables to Parent and affiliates                                                                           24,440       24,182
Cash collateral for loaned securities                                                                      185,439      291,299
Securities sold under agreements to repurchase                                                               4,848       33,373
Short-term borrowing                                                                                       245,340      140,363
Long-term borrowing                                                                                        135,000      135,000
Future fees payable to American Skandia, Inc. ("ASI")                                                      154,183      200,597
Other liabilities                                                                                          218,577      375,486
Separate account liabilities                                                                            27,113,685   26,984,413
                                                                                                       -----------  -----------
Total liabilities                                                                                       29,669,613   29,647,176
                                                                                                       -----------  -----------
Contingencies (See Note 3)

Stockholder's Equity
Common stock, $100 par value; 25,000 shares, authorized, issued and outstanding                              2,500        2,500
Additional paid-in capital                                                                                 484,393      484,425
Retained earnings                                                                                          246,465      180,758
Deferred compensation                                                                                       (1,467)        (904)
Accumulated other comprehensive income                                                                      18,259       20,691
                                                                                                       -----------  -----------
Total stockholder's equity                                                                                 750,150      687,470
                                                                                                       -----------  -----------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                                             $30,419,763  $30,334,646
                                                                                                       ===========  ===========

                   See Notes to Interim Financial Statements

American Skandia Life Assurance Corporation

Interim Statements of Operations and Comprehensive Income
Three Months ended June 30, 2005 and 2004 (in thousands)

                                                      Three Months Three Months
                                                         ended        ended
                                                        June 30,     June 30,
                                                          2005         2004
                                                      ------------ ------------
 REVENUES

 Premiums                                               $    686     $  4,594
 Policy charges and fee income                           119,722      103,209
 Net investment income                                    24,006       22,239
 Realized investment (losses) gains, net                  (3,682)      (8,391)
 Asset management fees                                    30,315       27,773
 Other income                                              2,349          695
                                                        --------     --------
 Total revenues                                          173,396      150,119
                                                        --------     --------
 BENEFITS AND EXPENSES

 Policyholders' benefits                                  31,525       29,976
 Interest credited to policyholders' account balances     20,457       20,648
 General, administrative and other expenses               79,628       63,221
                                                        --------     --------
 Total benefits and expenses                             131,610      113,845
                                                        --------     --------
 INCOME FROM OPERATIONS BEFORE INCOME TAXES               41,786       36,274
                                                        --------     --------
 Income tax expense                                        6,201       10,471
                                                        --------     --------
 NET INCOME                                               35,585       25,803
                                                        --------     --------
 Other comprehensive (loss) income, net of taxes          20,821      (31,806)
                                                        --------     --------
 COMPREHENSIVE INCOME                                   $ 56,406     $ (6,003)
                                                        ========     ========

                   See Notes to Interim Financial Statements

American Skandia Life Assurance Corporation

Interim Statements of Operations and Comprehensive Income
Six Months ended June 30, 2005 and 2004 (in thousands)

                                                                        Six Months Six Months
                                                                          ended      ended
                                                                         June 30,   June 30,
                                                                           2005       2004
                                                                        ---------- ----------
REVENUES

Premiums                                                                 $ 10,352   $  7,306
Policy charges and fee income                                             235,675    201,283
Net investment income                                                      45,796     41,550
Realized investment losses, net                                            (5,484)    (8,648)
Asset management fees                                                      60,096     55,115
Other income                                                                1,104      1,990
                                                                         --------   --------
Total revenues                                                            347,539    298,596
                                                                         --------   --------
BENEFITS AND EXPENSES

Policyholders' benefits                                                    70,487     57,725
Interest credited to policyholders' account balances                       38,703     41,201
General, administrative and other expenses                                154,423    124,377
                                                                         --------   --------
Total benefits and expenses                                               263,613    223,303
                                                                         --------   --------
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE                                           83,926     75,293
                                                                         --------   --------
Income tax expense                                                         18,220     22,604
                                                                         --------   --------
INCOME FROM OPERATIONS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE                                                                65,706     52,689
                                                                         --------   --------
Cumulative effect of accounting change, net of taxes                            -    (17,079)
                                                                         --------   --------
NET INCOME                                                                 65,706     35,610
                                                                         --------   --------
Other comprehensive (loss) income, net of taxes                            (2,431)    (8,873)
                                                                         --------   --------
COMPREHENSIVE INCOME                                                     $ 63,275   $ 26,737
                                                                         ========   ========

                   See Notes to Interim Financial Statements

American Skandia Life Assurance Corporation

Interim Statements of Stockholder's Equity
Six months ended June 30, 2005 (in thousands)

                                                                                            Accumulated
                                                          Additional                           other         Total
                                                   Common  paid-in - Retained   Deferred   comprehensive stockholder's
                                                    Stock  capital   earnings compensation    income        equity
                                                   ------ ---------- -------- ------------ ------------- -------------
Balance, December 31, 2004                         $2,500  $484,425  $180,759   $  (904)      $20,690      $687,470

Net income                                                             65,706                                65,706
Stock-based compensation                                        (32)                                            (32)
Deferred compensation program                                                      (563)                       (563)
Change in net unrealized investment gains/(losses)                                             (2,431)       (2,431)
                                                   ------  --------  --------   -------       -------      --------
Balance, June 30, 2005                             $2,500  $484,393  $246,465   $(1,467)      $18,259      $750,150
                                                   ======  ========  ========   =======       =======      ========

                   See Notes to Interim Financial Statements

American Skandia Life Assurance Corporation

Interim Statements of Cash Flows (restated)
Six Months ended June 30, 2005 and 2004 (in thousands)

                                                                                Six Months Ended Six Months Ended
                                                                                    June 30,         June 30,
                                                                                      2005             2004
                                                                                ---------------- ----------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income                                                                        $    65,706      $    35,610
Adjustments to reconcile net income to net cash (used in) operating activities:
   Realized investment losses, net                                                      5,484            8,648
   Amortization and depreciation                                                       19,159           33,844
   Cumulative effect of accounting change, net of taxes                                     -           17,079
   Interest credited to policyholders' account balances                                29,237           36,655
   Change in:
       Policy reserves                                                                 20,789           21,406
       Accrued investment income                                                          402           (2,224)
       Trading account assets                                                          12,146           11,650
       Net receivable to Parent and affiliates                                          5,356            6,158
       Deferred sales inducements                                                     (36,868)         (42,788)
       Deferred policy acquisition costs                                             (103,619)        (100,891)
       Income taxes (receivable) payable                                               19,526          (19,521)
       Other, net                                                                     (48,116)          42,028
                                                                                  -----------      -----------
Cash Flows From (Used in) Operating Activities                                        (10,798)          47,654
                                                                                  -----------      -----------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
   Proceeds from the sale/maturity of fixed maturities available for sale             968,858        1,133,412
   Payments for the purchase of fixed maturities available for sale                (1,111,133)      (1,412,515)
   Proceeds from the sale/maturity of policy loans                                        413                -
   Payments for the issuance of policy loans                                             (666)          (1,567)
   Other short-term investments, net                                                  182,229         (316,575)
                                                                                  -----------      -----------
Cash Flows From (Used in) Investing Activities                                         39,701         (597,245)
                                                                                  -----------      -----------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
   Decrease in future fees payable to ASI, net                                        (46,414)         (56,002)
   Cash collateral for loaned securities                                             (105,860)         227,478
   Securities sold under agreement to repurchase                                      (28,525)          91,885
   Net increase in long-term borrowing                                                      -          135,000
   Net increase in short-term borrowing                                               104,977           35,222
   Drafts outstanding                                                                 (90,044)           3,884
Policyholder's account balances:
   Deposits                                                                           224,780          296,115
   Withdrawals                                                                       (155,375)        (170,559)
                                                                                  -----------      -----------
Cash Flows From (Used in) Financing Activities                                        (96,461)         563,023
                                                                                  -----------      -----------
   Net (decrease) increase in cash and cash equivalents                               (67,558)          13,432
   Cash and cash equivalents, beginning of period                                      72,854            6,300
                                                                                  -----------      -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $     5,296      $    19,732
                                                                                  ===========      ===========
   Income taxes paid (received)                                                   $    (2,640)     $    41,615
                                                                                  ===========      ===========
   Interest paid                                                                  $     2,116      $     7,271
                                                                                  ===========      ===========

                   See Notes to Interim Financial Statements

American Skandia Life Assurance Corporation

Notes to Interim Financial Statements

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

2. BASIS OF PRESENTATION

Restatement of Statements of Cash Flows

The Statements of Cash Flows for the six months ended June 30, 2005 and 2004 have been restated to reflect the following:

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

As a result of the restatements, previously reported cash flows from (used in) operating activities, cash flows from (used) in investing activities and cash flows from (used in) financing activities were increased or reduced for the six months ended June 30, 2005 and 2004 as follows:

      Six Months Ended June 30,
                                                       2005       2004
                                                     --------  ---------
      Cash flows from (used in) operating activities
         As originally reported                      $(53,013) $  (1,628)
         Impact of Restatements                        42,215     49,282
         Revised for restatements                     (10,798)    47,654
      Cash flows from (used in) investing activities
         As originally reported                      $ 47,067  $(584,028)
         Impact of Restatements                        (7,366)   (13,217)
         Revised for restatements                      39,701   (597,245)
      Cash flows from (used in) financing activities
         As originally reported                      $(61,612) $ 599,088
         Impact of Restatements                       (34,849)   (36,065)
         Revised for restatements                     (96,461)   563,023

The restatements had no impact on the total change in cash and cash equivalents within the Statements of Cash Flows or on the Statements of Operations or Statements of Financial Position.

American Skandia Life Assurance Corporation

Notes to Interim Financial Statements

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

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company's management, including our Chief Executive Officer and Chief Financial Officer, previously reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of June 30, 2005. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer previously concluded that, as of June 30, 2005, our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic SEC filings. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) and 15d-15(f), occurred during the quarter ended June 30, 2005, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. These conclusions are not affected by the misclassifications in the Company's Statements of Cash Flows discussed in the following paragraph, which were identified subsequent to the filing of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

As reported in a Current Report on Form 8-K filed by the Company on February 9, 2006, management of the Company concluded that certain amounts were incorrectly classified in the Company's audited Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002 included in the Company's 2004 Annual Report on Form 10-K (the "2004 Form 10-K") and in the Company's interim Statements of Cash Flows for the periods ended March 31 and June 30, 2005 and 2004 included in the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2005 (the "2005 Forms 10-Q"). In connection with the preparation of the Company's financial statements for the year ended December 31, 2005, management of the Company concluded on February 3, 2006 that the Company should file a Form 10-K/A and Forms 10-Q/A, including this Form 10-Q/A, restating the Statements of Cash Flows included in the 2004 Form 10-K and in the 2005 Forms 10-Q. The restatements are limited in scope, relating principally to the classification of data collected and not to the collection of data or to the numerical accuracy of data collected. The Company has implemented enhancements to its internal control over financial reporting, primarily with respect to the periodic analysis and review of statements of cash flows, designed to provide reasonable assurance that errors of this type in the Company's Statements of Cash Flows will not recur.

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