Form 10-K
period 2005-12-31
AMERICAN SKANDIA LIFE ASSURANCE CORP/CT
filed 2006-03-24
CIK 881453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                                                         TO

COMMISSION FILE NUMBER 33-44202

American Skandia Life Assurance Corporation

(Exact Name of Registrant as Specified in its Charter)

Connecticut	06-1241288
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

One Corporate Drive

Shelton, Connecticut 06484

(203) 926-1888

(Address and Telephone Number of Registrant’s Principal Executive Offices)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes        No  Ö

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the

Act.  Yes        No  Ö

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  Ö  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [Ö]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer       Accelerated filer       Non-accelerated filer  [Ö]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange

Act.)   Yes      No Ö

Indicate the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: Voting:  NONE    Non-voting:  NONE

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

As of March 24, 2006, 25,000 shares of the registrant’s Common Stock (par value $100) consisting of 100 voting shares and 24,900 non-voting shares, were outstanding. As of such date, American Skandia, Inc., an indirect wholly-owned subsidiary of Prudential Financial, Inc., a New Jersey corporation, owned all of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

THE INFORMATION REQUIRED TO BE FURNISHED PURSUANT TO PART III OF THIS FORM 10-K IS SET FORTH IN, AND IS HEREBY INCORPORATED BY REFERENCE HEREIN FROM, PRUDENTIAL FINANCIALS DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON MAY 9, 2006, TO BE FILED WITH BY THE REGISTRANT WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION 14A NOT LATER THAN 120 DAYS AFTER THE YEAR ENDED DECEMBER 31, 2005.

American Skandia Life Assurance Corporation meets the conditions set forth in General Instruction (I) (1) (a) and (b) on Form 10-K and

is therefore filing this Form with the reduced disclosure format.

Forward-Looking Statements

Some of the statements included in this Annual Report on Form 10-K, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, may constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon American Skandia Life Assurance Corporation. There can be no assurance that future developments affecting American Skandia Life Assurance Corporation will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of stock, real estate and other financial markets; (2) interest rate fluctuations; (3) reestimates of our reserves for future policy benefits and claims; (4) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates, or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (5) changes in our assumptions related to deferred policy acquisition costs and valuation of business acquired; (6) changes in our claims-paying or credit ratings; (7) investment losses and defaults; (8) competition in our product lines and for personnel; (9) changes in tax law; (10) regulatory or legislative changes; (11) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities; (12) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (13) ineffectiveness of risk management policies and procedures in indentifying, monitoring and managing risks; (14) effects of acquisitions, divestitures and restructurings, including possible difficulties in integrating and realizing the projected results of acquisitions; (15) changes in statutory or U.S. GAAP accounting principles, practices or policies; and (16) changes in assumptions for retirement expense. American Skandia Life Assurance Corporation does not intend, and is under no obligation, to update any particular forward-looking statement included in this document.

PART 1

Item 1.  Business

Overview

American Skandia Life Assurance Corporation (the “Company”), with its principal offices in Shelton, Connecticut, is an indirect wholly-owned subsidiary of Prudential Financial, Inc. (“Prudential Financial”), a New Jersey corporation. The Company is a wholly owned subsidiary of American Skandia, Inc. (“ASI”), which in turn is an indirect wholly owned subsidiary of Prudential Financial. On December 19, 2002, Skandia Insurance Company Ltd. (publ) (“Skandia”), an insurance company organized under the laws of the Kingdom of Sweden, and the ultimate parent company of the Company prior to May 1, 2003, entered into a definitive purchase agreement with Prudential Financial, a New Jersey corporation, whereby Prudential Financial would acquire the Company and certain of its affiliates (the “Acquisition”). On May 1, 2003, the initial phase of the Acquisition was consummated. This included Prudential Financial acquiring 90% of the outstanding common stock of Skandia U.S., Inc. (“SUSI”), an indirect parent of the Company. On September 9, 2003, Prudential Financial acquired the remaining 10% of SUSI’s outstanding common stock. See Notes 4 and 6 for additional information on the Acquisition. On June 23, 2005, SUSI amended its certificate of incorporation to change its name to Prudential Annuities Holding Company, Inc.

Prior to April 30, 2003, the Company had a 99.9% ownership interest in Skandia Vida, S.A. de C.V. (“Skandia Vida”) a life insurance company domiciled in Mexico. As part of the Acquisition, the Company sold its ownership interest in Skandia Vida to Skandia on April 30, 2003 for $4.6 million. This transaction resulted in a loss of $422 thousand.

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

American Skandia, Inc. (“ASI”), the direct parent of the Company, may make additional capital contributions to the Company, as needed, to enable it to comply with its reserve requirements and fund expenses in connection with its business. Generally, ASI is under no obligation to make such contributions and its assets do not back the benefits payable under the Company’s policyholder contracts. During 2005 and 2004, ASI made no capital contributions to the Company. During 2003, ASI made a capital contribution to the Company of $2.2 million.

Products

The Company offers a wide array of annuities, including (1) deferred and immediate variable annuities that are registered with the United States Securities and Exchange Commission, including fixed interest rate annuities that are offered as a companion to certain of our variable annuities and are registered because of their market value adjustment feature and (2) fixed annuities that are not registered with the United States Securities and Exchange Commission. In addition, the Company has in force a relatively small block of variable life insurance policies, but it no longer actively sells such policies.

Annuity contracts represent the insurer’s contractual obligation to make payments over a given period of time, often measured by the life of the recipient, in return for a single deposit or a series of scheduled or flexible deposits. The insurer’s obligation to pay may commence immediately or be deferred. If the insurer’s payments are deferred, the insurer generally incurs an obligation to make a surrender value available during the deferral period based on an account value, and guarantees as applicable. The account value consists of the deposits and may earn interest, or may vary with the performance of investments in the funds selected by the insurer and made available for election by contractholders. Gains on deposits made by the contract holder, before distribution, generally are tax deferred for the contractholder. Distributions are taxed as ordinary income to the contractholder. For immediate annuities and annuitized deferred annuities, a portion of each distribution may be treated as a return of the contractholder’s investment in the contract.

Marketing and Distribution

The Company sells its wide array of annuity products through multiple distribution channels, including (1) independent financial planners; (2) broker-dealers that generally are members of the New York Stock Exchange, including “wirehouse” and regional broker-dealer firms; and (3) broker-dealers affiliated with banks or that specialize in marketing to customers of banks. Although the Company is active in each of those distribution channels, the majority of the Company’s sales have come from independent financial planners. The Company has selling agreements with approximately eleven hundred broker-dealer firms and financial institutions.

Although many of the Company’s competitors have acquired or are seeking to acquire their distribution channels as a means of securing sales, the Company typically does not follow that model. Instead, the Company believes that its success is dependent on its ability to enhance its relationships with both the selling firms and their registered representatives. In cooperation with its affiliated broker-dealer, American Skandia Marketing, Incorporated, the Company uses marketing teams to provide support to its primary distribution channels. In addition, the Company also offers a number of private label and proprietary products distributed by select large distributors.

Underwriting and Pricing

We earn fees calculated on the average separate account assets invested in the mutual funds underlying our variable annuity products, and mortality and expense fees and other fees for various insurance-related options and features based on average daily net assets of the value of the annuity separate accounts. We price the fixed-rate options of our variable annuities based on assumptions as to investment returns, expenses and persistency. Competition also influences our pricing. We seek to maintain a spread between the return on our invested assets and the interest we credit on our fixed-rate option annuities. To encourage persistency, most of our variable annuities are subject to surrender or withdrawal charges that decline over specified number of years. We also offer variable annuities that are not subject to withdrawal or surrender charges.

Reserves

We establish reserve and policyholder fund liabilities to recognize our future benefit obligations for our in force life and annuity policies, including the minimum death benefit and living benefit guarantee features of some of these policies. We establish policyholders’ account balances representing cumulative gross premium payments plus credited interest and/or fund performance, less withdrawals, expenses and mortality charges.

Reinsurance

During 2005, the Company entered into new reinsurance agreements with affiliates as part of its risk management and capital management strategies. The Company entered into a coinsurance agreement with one of its affiliates, The Prudential Insurance Company of America, providing for the 100% reinsurance of its Lifetime Five benefit feature sold on new business prior to May 6, 2005. Effective July 1, 2005, the Company entered into a new coinsurance agreement with Pruco Re, Ltd. providing for the 100% reinsurance of its Lifetime Five benefit feature sold on new business after May 5, 2005, as well as for riders issued beginning March 15, 2005 on business inforce before that date.

During 2004, we entered into two new reinsurance agreements with affiliates as part of our risk management and capital management strategies. We entered into a 100% coinsurance agreement with The Prudential Insurance Company of America providing for the reinsurance of our guaranteed minimum withdrawal benefit feature (GMWB). We also entered into a 100% coinsurance agreement with Pruco Re, Ltd. providing for the reinsurance of our guaranteed return option (GRO). In prior years, the Company entered into reinsurance agreements to provide additional capacity for growth in supporting the cash flow strain from the Company’s variable annuity and variable life insurance business.

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

Insurance companies are subject to RBC guidelines, monitored by state insurance regulators, that measure the ratio of the Company’s statutory surplus with certain adjustments to its required capital, based on the risk characteristics of its insurance liabilities and investments. Required capital is determined by statutory formulas that consider risks related to the type and quality of invested assets, insurance-related risks associated with the Company’s products, interest rate risks and general business risks. The RBC calculations are intended to assist regulators in measuring the adequacy of the Company’s statutory capitalization.

The Company considers RBC implications in its asset/liability management strategies. Each year, the Company conducts a thorough review of the adequacy of its statutory insurance reserves and other actuarial liabilities. The review is performed to ensure that the Company’s statutory reserves are computed in accordance with accepted actuarial standards, reflect all contractual obligations, meet the requirements of state laws and regulations and include adequate provisions for any other actuarial liabilities that need to be established. All significant statutory reserve changes are reviewed by the Board of Directors and are subject to approval by the State of Connecticut Insurance Department (the “Insurance Department”). The Company believes that its statutory capital is adequate for its currently anticipated levels of risk as measured by applicable regulatory guidelines.

Changes in statutory capital requirements for our variable annuity products under an NAIC initiative known as “C-3 Phase II” became effective as of December 31, 2005. These changes had a favorable impact on our RBC ratios reducing the capital requirements associated with our variable annuity products.

The NAIC has developed a set of financial relationships or tests known as the Insurance Regulatory Information System (“IRIS”) to assist state regulators in monitoring the financial condition of insurance companies and identifying companies that require special attention or action by insurance regulatory authorities. Insurance companies generally submit data annually to the NAIC, which in turn analyzes the data using prescribed financial data ratios, each with defined “usual ranges.” Generally, regulators will begin to investigate or monitor an insurance company if its ratios fall outside the usual ranges for four or more of the ratios. If an insurance company has insufficient capital, regulators may act to reduce the amount of insurance it can issue. The Company is not currently subject to regulatory scrutiny based on these ratios.

The Company is subject to the regulations of the Insurance Department. A detailed financial statement in the prescribed form (the “Annual Statement”) is filed with the Insurance Department each year covering the Company’s operations for the preceding year and its financial position as of the end of that year. Regulation by the Insurance Department includes periodic examinations to verify the accuracy of our contract liabilities and reserves. The Company’s books and accounts are subject to review by the Insurance Department at all times. A full examination of the Company’s operations is conducted periodically by the Insurance Department and under the auspices of the NAIC.

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

Market Conduct Regulation

State insurance laws and regulations include numerous provisions governing the marketplace activities of insurers, including provisions governing the form and content of disclosure to consumers, illustrations, advertising, sales practices and complaint handling. State regulatory authorities generally enforce these provisions through periodic market conduct examinations.

Insurance Guaranty Association Assessments

Each state has insurance guaranty association laws under which insurers doing business in the state are members and may be assessed by state insurance guaranty associations for certain obligations of insolvent insurance companies to policyholders and claimants. Typically, states assess each member insurer in an amount related to the member insurer’s proportionate share of the business written by all member insurers in the state. While we cannot predict the amount and timing of any future assessments on the Company under these laws, we have established reserves that we believe are adequate for assessments relating to insurance companies that are currently subject to insolvency proceedings.

State Securities Regulation

In certain states, our variable annuity products are “securities” within the meaning of state securities laws. Sales activities with respect to these products generally are subject to state securities regulation. Such regulation may affect investment advice, sales and related activities for these products.

USA Patriot Act

The USA Patriot Act of 2001, enacted in response to the terrorist attacks on September 11, 2001, contains anti-money laundering and financial transparency laws and mandates the implementation of various new regulations applicable to broker-dealers and other financial services companies, including insurance companies. The Patriot Act seeks to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. The increased obligations of financial institutions to identify their customers, watch for and report suspicious transactions, respond to requests for information by regulatory authorities and law enforcement agencies, and share information with other financial institutions require the implementation and maintenance of internal practices, procedures and controls.

Legislative and Regulatory Reforms

Federal and state regulators are devoting substantial attention to the variable annuity business. As a result of publicity relating to widespread perceptions of industry abuses, numerous legislative and regulatory reforms have been proposed or adopted with respect to revenue sharing, market timing, late trading, and other issues. It is difficult to predict at this time whether changes resulting from new laws and regulations will affect our product offerings and, if so, to what degree.

Privacy Regulation

Federal and state law and regulation require financial institutions to protect the security and confidentiality of health-related and customer information and to notify customers and other individuals about their policies and practices relating to their collection and disclosure of health-related and customer information and their policies relating to protecting the security and confidentiality of that information. State laws regulate collection, use and disclosure of social security numbers. Federal and state laws and regulations regulate the ability of financial institutions to make telemarketing calls and to send unsolicited e-mail messages to consumers and customers. Federal and state governments and regulatory bodies may be expected to consider additional or more detailed regulation regarding these subjects and the privacy and security of personal information.

Competition

The Company is competing for management of individuals’ savings dollars in the United States. Competitors in this business include banks, investment companies, insurance companies and other financial institutions. According to Info-One’s Variable Annuity Research & Data Service (“VARDS”), the combined annuity business of Prudential Financial, which includes the Company, was ranked 10th in sales of variable annuities for the year ended December 31, 2005, and 8th in assets under management as of December 31, 2005. Competitive factors in this industry include investment performance, product design, visibility in the marketplace, financial strength ratings, distribution capabilities, levels of charges and credited rates, reputation, customer service and sales force service and education. As of the filing date, the Company’s financial strength or claims paying ratings from Fitch Ratings, A.M. Best Co. and Standard and Poor’s is AA, A+ and AA-, respectively.

Segments

The Company currently operates as one reporting segment. Revenues, net income and total assets for this segment can be found on the Company’s Statements of Financial Position as of December 31, 2005 and 2004 and Statements of Operations and Comprehensive Income for the year ended December 31, 2005, year ended December 31, 2004, eight months ended December 31, 2003, and four months ended April 30, 2003. The Company’s total assets as of December 31, 2005, 2004 and 2003 were $32.9 billion, $30.3 billion and $27.2 billion, respectively. Revenues and assets generated from the Company’s variable life and qualified plan product offerings have been insignificant in comparison to the revenues and assets generated from the Company’s core product, variable annuities.

Employees

As of December 31, 2005, the Company had 442 employees.

Item 1A.  Risk Factors

The following risks could materially affect our business, results of operations or financial condition or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in this Annual Report on Form 10-K.

Market fluctuations and general economic, market and political conditions may adversely affect our business and profitability.

Our products, and our investment returns, are sensitive to stock and other market fluctuations and general economic, market and political conditions and these fluctuations and changes could adversely affect our investment returns and results of operations, including in the following respects:

•	The profitability of our products depends in part on the value of the separate accounts supporting these products, which may fluctuate substantially depending on the foregoing conditions.

•	A change in market conditions, including prolonged periods of high inflation, could cause a change in consumer sentiment adversely affecting sales and persistency of our products.

•	Sales of our products may decline and lapses of our products may increase if a market downturn, increased market volatility or other market conditions result in customers becoming dissatisfied with their products.

•	A market decline could result in guaranteed minimum benefits contained in many of our variable annuity products being higher than current account values or our pricing assumptions would support, requiring us to materially increase reserves for such products.

•	Market conditions beyond our control determine the availability and cost of the reinsurance protection we purchase. Accordingly, we may be forced to incur additional expenses for reinsurance or may not be able to obtain sufficient reinsurance on acceptable terms which could adversely affect the profitability of future business or our willingness to write future business.

Interest rate fluctuations could adversely affect our business and profitability.

Our products, and our investment returns, are sensitive to interest rate fluctuations, and changes in interest rates could adversely affect our investment returns and results of operations, including in the following respects:

•	Some of our products expose us to the risk that changes in interest rates will reduce the spread between the amounts that we are required to pay under the contracts and the rate of return we are able to earn on our general account investments supporting the contracts. When interest rates decline, we have to reinvest the cash income from our investments in lower yielding instruments. Since many of our policies and contracts have guaranteed minimum interest or crediting rates or limit the resetting of interest rates, the spreads could decrease and potentially become negative. When interest rates rise, we may not be able to replace the assets in our general account with the higher yielding assets needed to fund the higher crediting rates necessary to keep these products and contracts competitive.

•	Changes in interest rates may reduce our spreads or result in potential losses in our investment activities in which we borrow funds and purchase investments to earn additional spread income on the borrowed funds. A decline in market interest rates could also reduce our returns from investment of equity.

•	When interest rates rise, policy loans and surrenders and withdrawals of annuity contracts may increase as policyholders seek to buy products with perceived higher returns, requiring us to sell investment assets potentially resulting in realized investment losses, or requiring us to accelerate the amortization of deferred policy acquisition costs (“DAC”) or valuation of business acquired (“VOBA”).

•	A decline in interest rates accompanied by unexpected prepayments of certain investments could result in reduced investments and a decline in our profitability. An increase in interest rates accompanied by unexpected extensions of certain lower yielding investments could result in a decline in our profitability.

•	Changes in the relationship between long-term and short-term interest rates could adversely affect the profitability of some of our products.

If our reserves for future policyholder benefits and claims are inadequate, we may be required to increase our reserves, which would adversely affect our results of operations and financial condition.

We establish and carry reserves to pay future policyholder benefits and claims. Our reserves do not represent an exact calculation of liability, but rather are actuarial or statistical estimates based on many assumptions and projections which are inherently uncertain and involve the exercise of significant judgment, including as to the levels and/or timing of benefits, claims, expenses, investment results, mortality, morbidity and persistency. We cannot determine with precision the ultimate amounts that we will pay for, or the timing of payment of, actual benefits, claims and expenses or whether the assets supporting our policy liabilities, will be sufficient for payment of benefits and claims. If we conclude that our reserves, are insufficient to cover future policy benefits and claims, we would be required to increase our reserves and incur income statement charges for the period in which we make the determination, which would adversely affect our results of operations and financial condition.

Our profitability may decline if mortality rates, or persistency rates differ significantly from our pricing expectations.

We set prices for many of our products based upon expected claims and payment patterns, using assumptions for mortality rates, or likelihood of death, of our policyholders. Pricing of our products is also based in part upon expected persistency of these products, which is the probability that a policy or contract will remain in force from one period to the next. Significant deviations in actual experience from our pricing assumptions could have an adverse effect on the profitability of our products.

We may be required to accelerate the amortization of DAC or VOBA, which could adversely affect our results of operations or financial condition.

Deferred policy acquisition costs, or DAC, represent the costs that vary with and are related primarily to the acquisition of new and renewal insurance and annuity contracts, and we amortize these costs over the expected lives of the contracts. Valuation of business acquired, or VOBA, represents the present value of future profits embedded in acquired contracts and is amortized over the expected effective lives of the acquired contracts. Management, on an ongoing basis, tests the DAC and VOBA recorded on our balance sheet to determine if these amounts are recoverable under current assumptions. In addition, we regularly review the estimates and assumptions underlying DAC and VOBA for those products for which we amortize DAC and VOBA in proportion to gross profits. Given changes in facts and circumstances, these tests and reviews could lead to reductions in DAC and/or VOBA that could have an adverse effect on the results of our operations and our financial condition.

A downgrade or potential downgrade in our claims-paying or credit ratings could limit our ability to market products, increase the number or value of policies being surrendered, increase our borrowing costs and/or hurt our relationships with creditors or trading counterparties.

Claims-paying ratings, which are sometimes referred to as “financial strength” ratings, represent opinions of rating agencies regarding the financial ability of an insurance company to meet its obligations under an insurance policy, and are important factors affecting public confidence in an insurer and its competitive position in marketing products. Credit ratings represent the opinions of rating agencies regarding an entity’s ability to repay its indebtedness, and credit ratings are important to our ability to raise capital through the issuance of debt and to the cost of such financing. A downgrade in our claims-paying or credit ratings could limit our ability to market products, reduce our competitiveness, increase the number or value of policies being surrendered, increase our borrowing costs and/or hurt our relationships with creditors or trading counterparties.

Losses due to defaults by others, including issuers of investment securities or reinsurance and derivative instrument counterparties, could adversely affect the value of our investments or reduce our profitability.

Issuers and borrowers whose securities or loans we hold, customers, trading counterparties, counterparties under swaps and other derivative contracts, reinsurers, clearing agents, exchanges, clearing houses and other financial intermediaries and guarantors may default on their obligations to us due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud or other reasons. Such defaults could have an adverse effect on our results of operations and financial condition.

Intense competition could adversely affect our ability to maintain or increase our market share or profitability.

We face intense competition both for the ultimate customers for our products and, in some cases, for distribution through non-affiliated distribution channels. We compete based on a number of factors including brand recognition, reputation, quality of service, investment performance of our products, product features, scope of distribution and distribution arrangements, price, perceived financial strength and claims-paying and credit ratings. A decline in our competitive position as to one or more of these factors could adversely affect our profitability and assets under management. Many of our competitors are large and well capitalized and some have greater market share, breadth of distribution, offer a broader range of products, services or features, assume a greater level of risk, have lower profitability expectations or have higher claims-paying or credit ratings than we do. Competition for personnel for our annuities businesses is intense. The loss of personnel could have an adverse effect on our business and profitability.

Changes in U.S. federal income tax law or in the income tax laws of other jurisdictions in which we operate could make some of our products less attractive to consumers and increase our tax costs.

Current U.S. federal income tax laws generally permit holders to defer taxation on the build-up of value of annuities and life insurance products until payments are actually made to the policyholder or other beneficiary and to exclude from taxation the build-up of value which is paid as a death benefit under a life insurance contract. Congress from time to time considers legislation that could make our products less attractive to consumers, including legislation that would reduce or eliminate the benefit of this deferral on some annuities and insurance products, as well as other types of changes that could reduce or eliminate the attractiveness of annuities and life insurance products to consumers, such as repeal of the estate tax.

For example, the Economic Growth and Tax Relief Reconciliation Act of 2001 and the Jobs and Growth Tax Relief Reconciliation Act of 2003 generally provide for lower income tax, capital gains and dividend tax rates that might have the effect of reducing the benefits of tax deferral on the build-up of value of annuities and life insurance products. The Bush Administration continues to propose that many of the rate reductions pursuant to these Acts be made permanent as well as to propose several tax-favored savings initiatives. Proposed changes to the Social Security program would allow a portion of an individual’s Social Security contributions to be privately invested which, if enacted, could affect sales of some of our products. These changes or other tax law changes might hinder our sales and result in the increased surrender of insurance and annuity products.

Congress, as well as state and local governments, also consider from time to time legislation that could increase our tax costs. If such legislation is adopted, our net income could decline.

Our businesses are heavily regulated and changes in regulation may reduce our profitability.

Our businesses are subject to comprehensive regulation and supervision. The purpose of this regulation is primarily to protect our customers and not our shareholder. Many of the laws and regulations to which we are subject are regularly re-examined, and existing or future laws and regulations may become more restrictive or otherwise adversely affect our operations.

The Company is subject to the rules and regulations of the SEC and the NYSE relating to public reporting and disclosure, securities trading, accounting and financial reporting, and corporate governance matters. The Sarbanes-Oxley Act of 2002 and rules and regulations adopted in furtherance of that Act have substantially increased the requirements in these and other areas for public companies.

Many insurance regulatory and other governmental or self-regulatory bodies have the authority to review our products and business practices and those of our agents and employees and to bring regulatory or other legal actions against us if, in their view, our practices, or those of our agents or employees, are improper. These actions can result in substantial fines, penalties or prohibitions or restrictions on our business activities and could adversely affect our business, reputation, results of operations or financial condition. For a discussion of material pending litigation and regulatory matters, see “Legal Proceedings”.

Insurance regulators, as well as industry participants, have begun to consider potentially significant changes in the way in which statutory reserves and statutory capital are determined, particularly for products with embedded options and guarantees. New regulatory capital requirements have already gone into effect for variable annuity products. The timing of, and extent of, such changes to the statutory reporting framework are uncertain; however, the result could be increases to statutory reserves and capital, and an adverse effect on our products, sales and operating costs.

Legal and regulatory actions are inherent in our businesses and could adversely affect our results of operations or harm our businesses or reputation.

We are, and in the future may be, subject to legal and regulatory actions in the ordinary course of our businesses. Some of these proceedings have been brought on behalf of various alleged classes of complainants. In certain of these matters, the plaintiffs are seeking large and/or indeterminate amounts, including punitive or exemplary damages. Substantial legal liability in these or future legal or regulatory actions could have an adverse affect on us or cause us reputational harm, which in turn could harm our business prospects.

Material pending litigation and regulatory matters affecting us, and certain risks to our businesses presented by such matters, are discussed under “Legal Proceedings”. As described there, settlement of the market timing matters relating to certain Skandia entities could involve, in addition to the payment of fines, penalties and restitution, continuing monitoring, changes to and/or supervision of our business practices, findings that may adversely affect existing or cause additional litigation, adverse publicity and other adverse effects on our businesses.

Although we believe we have adequately reserved in all material respects for the costs of our litigation and regulatory matters, we can provide no assurance of this. It is possible that our results of operations or cash flow in particular quarterly or annual periods could materially decline due to an ultimately unfavorable outcome in one or more of these matters.

The occurrence of natural or man-made disasters could adversely affect our results of operations and financial condition.

The occurrence of natural disasters, including hurricanes, floods, earthquakes, tornadoes, fires, explosions, pandemic disease and man-made disasters, including acts of terrorism and military actions, could adversely affect our results of operations or financial condition, including in the following respects:

•	Catastrophic loss of life due to natural or man-made disasters could cause us to pay benefits at higher levels and/or materially earlier than anticipated and could lead to unexpected changes in persistency rates.

•	A natural or man-made disaster could result in losses in our investment portfolio or the failure of our counterparties to perform, or cause significant volatility in global financial markets.

•	A terrorist attack affecting financial institutions in the United States or elsewhere could negatively impact the financial services industry in general and our business operations, investment portfolio and profitability in particular. As previously reported, in August 2004, the U.S. Department of Homeland Security identified our Newark, New Jersey facilities, along with those of several other financial institutions in New York and Washington, D.C., as possible targets of a terrorist attack.

•	Pandemic disease, caused by a virus such as H5N1 (the “Avian flu” virus), could have a severe adverse effect on the Company’s business. The potential impact of such a pandemic on the Company’s results of operations, liquidity and financial position is highly speculative, and would depend on numerous factors, including: the probability of the virus mutating to a form that can be passed from human to human; the rate of contagion if and when that occurs; the regions of the world most affected; the effectiveness of treatment for the infected population; the rates of mortality and morbidity among various segments of the insured versus the uninsured population; the collectibility of reinsurance; the possible macroeconomic effects of a pandemic on the company’s asset portfolio; the effect on lapses and surrenders of existing policies, as well as sales of new policies; and many other variables.

There can be no assurance that our business continuation plans and insurance coverages would be effective in mitigating any negative effects on our operations or profitability in the event of a terrorist attack, other disaster or pandemic.

Our risk management policies and procedures may leave us exposed to unidentified or unanticipated risk, which could adversely affect our business.

Our policies and procedures to monitor and manage risks may not be fully effective and leave us exposed to unidentified and unanticipated risks. Management of operational, legal and regulatory risks requires, among other things, policies and procedures to record properly and verify a large number of transactions and events, and these policies and procedures may not be fully effective. Past or future employee misconduct could result in violations of law by us, regulatory sanctions and/or serious reputational or financial harm and the precautions we take to prevent and detect this activity may not be effective in all cases. A failure of our computer systems or a compromise of their security could also subject us to regulatory sanctions or other claims, harm our reputation, interrupt our operations and adversely affect our business, results of operations or financial condition.

We face risks arising from acquisitions, divestitures and restructurings, including client losses, surrenders and withdrawals and difficulties in integrating and realizing the projected results of acquisitions and contingent liabilities with respect to dispositions.

We face a number of risks arising from acquisition transactions, including the risk that, following the acquisition or reorganization of a business, we could experience client losses, surrenders or withdrawals materially different from those we anticipate, as well as difficulties in integrating and realizing the projected results of acquisitions and restructurings and managing the litigation and regulatory matters to which acquired entities are party.

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

Item 3.  Legal Proceedings

We are subject to legal and regulatory actions in the ordinary course of our businesses, including class action lawsuits. Our pending legal and regulatory actions include proceedings specific to the Company and proceedings generally applicable to business practices in the industry in which we operate. We are subject to class action lawsuits and other litigation alleging, among other things, that we made improper or inadequate disclosures in connection with the sale of annuity products or charged excessive or impermissible fees on these products, recommended unsuitable products to customers, mishandled customer accounts or breached fiduciary duties to customers. We are also subject to litigation arising out of our general business activities, such as our investments, contracts, leases and labor and employment relationships, including claims of discrimination and harassment. In some of our pending legal and regulatory actions, parties are seeking large and/or indeterminate amounts, including punitive or exemplary damages. The following is a summary of certain pending proceedings.

The Company is in discussions with various state insurance departments concerning a remediation program to correct errors in the administration of approximately 11,000 annuity contracts issued by the Company. The owners of these contracts did not receive notification that the contracts were approaching or past their designated annuitization date or default annuitization date (both dates referred to as the “contractual annuity date”) and the contracts were not annuitized at their contractual annuity dates. Some of these contracts also were affected by data integrity errors resulting in incorrect contractual annuity dates. The lack of notice and the data integrity errors, as reflected on the annuities administrative system, all occurred before the acquisition of the Company by Prudential Financial. Certain state insurance departments have requested modifications to the remediation program that the Company anticipates will impact the overall cost of the program. The remediation and administrative costs of the remediation program would be subject to the indemnification provisions of the Acquisition agreement.

With the approval of Skandia, an offer was made to the authorities investigating the Company and certain affiliated companies, the SEC and NYAG, to settle the matters relating to market timing in variable annuities by paying restitution and a civil penalty of $95 million in the aggregate. While not assured, the Company believes these discussions are likely to lead to settlements with these authorities. Any regulatory settlement involving the Company or any affiliates of the Company that Prudential Financial acquired from Skandia through the Acquistion would be subject to the indemnification provisions of the Acquisition agreement. If achieved, settlement of the matters could involve continuing monitoring, changes to and/or supervision of business practices, findings that may adversely affect existing or cause additional litigation, adverse publicity and other adverse impacts to the Company’s business.

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

It should be noted that the judgments, settlements and expenses associated with many of these lawsuits, administrative and regulatory matters, and contingencies, including the claims described above, may, in whole or in part, after satisfaction of certain retention requirements, fall within Skandia’s indemnification obligations to Prudential Financial and its subsidiaries under the terms of the Acquisition. Those obligations of Skandia provide for indemnification of certain judgments, settlements, and costs and expenses associated with lawsuits and other claims against the Company (“matters”), and apply only to matters, or groups of related matters, for which the costs and expenses exceed $25,000 individually. Those obligations only apply to such costs and expenses that exceed $10 million in the aggregate, subject to reduction for insurance proceeds, certain accruals and any realized tax benefit applicable to such amounts, and those obligations do not apply to the extent that such aggregate exceeds $1 billion.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company is a wholly-owned subsidiary of ASI. There is no public market for the Company’s common stock.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following analysis of the Company’s financial condition and results of operations in conjunction with the Forward-Looking Statements included below the Table of Contents, “Risk Factors”, “Selected Financial Data”, and the Financial Statements included in this Annual Report on Form 10-K.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of American Skandia Life Assurance Corporation as of December 31, 2005, compared with December 31, 2004, and its results of operations for the years ended December 31, 2005 and 2004.

Overview

The Company offers a wide array of annuities, including (1) deferred and immediate variable annuities that are registered with the United States Securities and Exchange Commission, including fixed interest rate annuities that are offered as a companion to certain of our variable annuities and are registered because of their market value adjustment feature and (2) fixed annuities that are not registered with the United States Securities and Exchange Commission. In addition, the Company has in force a relatively small block of variable life insurance policies, but it no longer actively sells such policies. These markets are subject to regulatory oversight with particular emphasis placed on company solvency and sales practices. These markets are also subject to increasing competitive pressure as the legal barriers, that have historically segregated the markets of the financial services industry, have been changed through both legislative and judicial processes. Regulatory changes have opened the insurance industry to competition from other financial institutions, particularly banks and mutual funds that are positioned to deliver competing investment products through large, stable distribution channels.

In addition to policy charges and fee income, the Company earns revenues from asset management fees calculated on the average separate account fund balances. The Company’s operating expenses principally consist of insurance benefits provided, general business expenses, commissions and other costs of selling and servicing the various products we sell.

The Company’s profitability depends principally on its ability and Prudential Financial’s ability to price and manage risk on insurance products, to attract and retain customer assets, and to manage expenses. Specific drivers of our profitability include:

•	our ability to manufacture and distribute products and services and to introduce new products gaining market acceptance on a timely basis;

•	our ability to price our products at a level that enables us to earn a margin over the cost of providing benefits and the expense of acquiring customers and administering those products;

•	our mortality and morbidity experience on annuity products;

•	our persistency experience, which affects our ability to recover the cost of acquiring new business over the lives of the contracts;

•	our cost of administering insurance contracts and providing asset management products and services;

•	our returns on invested assets, net of the amounts we credit to policyholders’ accounts;

•	our amount of assets under management and changes in their fair value, which affect the amount of asset management fees we receive;

•	our ability to generate favorable investment results through asset liability management and strategic and tactical asset allocation; and

•	our ability to maintain our financial strength ratings.

In addition, factors such as regulation, competition, interest rates, taxes and general economic conditions affect the Company’s profitability. See “Risk Factors” for a discussion of risks that could materially affect our business, results of operations or financial condition, or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company.

Application of Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires the application of accounting policies that often involve a significant degree of judgment. Management, on an ongoing basis, reviews estimates and assumptions used in the preparation of financial statements. If management determines that modifications in assumptions and estimates are appropriate given current facts and circumstances, results of operations and financial position as reported in the Financial Statements could change significantly.

The following sections discuss the accounting policies applied in preparing our financial statements that management believes are most dependent on the application of estimates and assumptions.

Purchase accounting

In accordance with purchase accounting guidelines, the Company valued at fair value its assets and liabilities as of the date of acquisition. The most significant adjustments related to assigning the unamortized deferred policy acquisition costs (“DAC”) asset a value of zero, the future fees payable to ASI liability was decreased by $256.6 million and an asset for valuation of business acquired (“VOBA”) was established for $440.1 million. See Notes 4, 5 and 6 in the December 31, 2005 financial statements included herein for further discussion.

Valuation of investments

As prescribed by GAAP, we present our investments classified as available for sale, including fixed maturity and equity securities, and our investments classified as trading, at fair value in the statements of financial position. The fair values for our public fixed maturity securities and our public equity securities are based on quoted market prices or estimates from independent pricing services. However, for our investments in private securities such as private placement fixed maturity securities, which comprise 6% of our investments as of December 31, 2005, this information is not available. For these private investments, fair value is determined typically by using a discounted cash flow model, which relies upon the average of spread surveys collected from private market intermediaries who are active in both primary and secondary transactions and takes into account, among other things, the credit quality of the issuer and the reduced liquidity associated with private placements. Historically, changes in estimated future cash flows or the assessment of an issuer’s credit quality have been the more significant factors in determining fair values.

For fixed maturities classified as available for sale, the impact of changes in fair value is recorded in “Accumulated other comprehensive (loss) income,” a separate component of equity. Adjustments to the costs of fixed maturities of other than temporary impairments are included in “Realized investment (loss) gains, net.” In evaluating whether a decline in value is other than temporary, we consider : the extent (generally if greater than 20%) and duration (generally if greater than six months) of the decline; the reasons for the decline in value (credit event interest related or market fluctuation); our ability and intent to hold the investment for a period of time to allow for a recovery of value; and the financial condition and near-term prospects of the issuer. The level of impairment losses can be expected to increase when economic conditions worsen and decrease when economic conditions improve.

As of the date of Acquisition, the Company changed its classification of equity securities held in support of a deferred compensation plan from available for sale to trading. New management made this decision to align with Prudential Financial’s accounting policy. These equity securities were fair valued on May 1, 2003 under purchase accounting and therefore there was no income statement impact for the change in classification. Such investments are now carried at fair value with changes in unrealized gains and losses reported in the Statements of Operations and Comprehensive Income, as a component of “Other income.”

Deferred policy acquisition costs

We capitalize costs that vary with and are related primarily to the acquisition of new and renewal annuity contracts. These costs include primarily commissions, costs of policy issuance and underwriting and other variable expenses. We amortize these deferred policy acquisition costs, or DAC, over the expected lives of the contracts, based on the level and timing of either gross margins, gross profits, or gross premiums, depending on the type of contract. As of December 31, 2005 and 2004, DAC was $528.9 million and $300.9 million, respectively.

DAC is amortized over the expected life of the policy in proportion to gross profits. In calculating gross profits, we consider mortality, persistency, and other elements as well as rates of return on investments associated with these contracts. We regularly evaluate and adjust the related DAC balance with a corresponding charge or credit to current period earnings for the effects of our actual gross profits and changes in our assumptions regarding estimated future gross profits. DAC is sensitive to the effects of changes in our estimates of gross profits due primarily to the significant portion of gross profits that is dependent upon the total rate of return on assets held in separate account investment options, and the shorter average life of the contracts. This rate of return influences the fees we earn, costs we incur associated with minimum death benefit and other contractual guarantees specific to our variable annuity contracts, as well as other sources of profit.

Future rate of return assumptions used in evaluating DAC are derived using a reversion to mean approach, a common industry practice. Under this approach, we consider actual returns over a period of time and project returns for the future period so that the assets grow at the expected rate of return for the entire period. If the projected future rate of return is greater than our maximum future rate of return, we use our maximum reasonable future rate of return. As part of our approach, if the estimated gross profits under the previously projected rate of returns are greater than or less than a range of estimated gross profits determined by statistically generated rate of returns, we change our future assumption to reflect the result of the reversion to the mean approach. Our expected rate of return is 8% per annum, which reflects an expected rate of return of 8.9% per annum for equity type assets. The future equity rate of return used varies by product, but was under 8.9% per annum for our evaluation of deferred policy acquisition costs as of December 31, 2005.

To demonstrate the sensitivity of our DAC balance relative to our future rate of return, increasing or decreasing our future rate of return by 100 basis points would have required us to consider adjustments, subject to the range of estimated gross profits determined by the statistically generated rate of returns described above, to that DAC balance as follows. The information provided in the table below considers only the effect of changes in our future rate of return and not changes in any other assumptions such as persistency, mortality, or expenses included in our evaluation of DAC.

Increase/(Reduction) in DAC
(in millions)
Increase in projected rate of return by 100 basis points	$3.6
Decrease in projected rate of return by 100 basis points	$(3.7)

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

The Company has determined, using assumptions for lapses, mortality, free withdrawals and a long-term fund growth rate of 8% on the Company’s assets under management, that the discounted estimated future payments to ASI would be $126.7 million and $222.6 million as of December 31, 2005 and 2004, respectively.

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

Our accounting represents management’s best estimate of future events that can be appropriately reflected in the accounting estimates. Certain changes or future events, such as changes in tax legislation, geographic mix of earnings and completion of tax audits could have an impact on our estimates and effective tax rate. To the extent our effective tax rate increases or decreases by 1 percent of income from operations before income taxes and cumulative effect of accounting change, income before and cumulative effect of accounting change would have increased or declined by $2.0 million in 2005.

The amount of income taxes paid by the Company is subject to ongoing audits in various jurisdictions. We reserve for our best estimate of potential payments/settlements to be made to the Internal Revenue Service and other taxing jurisdictions for audits on-going or not yet commenced.

Reserves for contingencies

A contingency is an existing condition that involves a degree of uncertainty that will ultimately be resolved upon the occurrence of future events. Under U.S. GAAP, reserves for contingencies are required to be established when the future event is probable and its impact can be reasonably estimated. An example is the establishment of a reserve for losses in connection with an unresolved legal matter. The initial reserve reflects management’s best estimate of the probable cost of ultimate resolution of the matter and is revised accordingly as facts and circumstances change and, ultimately, when the matter is brought to closure. In situations in which the Company is to be indemnified by Skandia, there will be no financial impact on the Statements of Operations and Comprehensive Income. See Note 12 to the Financial Statements for a further discussion of indemnification provisions of the Agreement.

Other significant estimates

In addition to the items discussed above, the application of U.S. GAAP requires management to make other estimates and assumptions.

Recently Issued Accounting Pronouncements

See Note 2 to the Financial Statements for a discussion of recently issued accounting pronouncements.

The Company’s Changes in Financial Position and Results of Operations are described below.

Changes in Financial Position

2005 versus 2004

From December 31, 2005 to December 31, 2004 total assets increased by $2.6 billion from $30.3 billion to $32.9 billion. Sales activity during the year ended December 31, 2005 resulted in an increase in deferred policy acquisition costs (“DAC”) and deferred sales inducements of $228.0 million and $83.0 million, respectively. Separate account assets increased by $2.8 billion, driven by market value appreciation and positive net flows. Partially offsetting these increases were decreased fixed maturities of $209.4 million and decreased short term investments of $214.3 million primarily driven by a decline in policyholders’ account balances and cash collateral for loaned securities discussed below. Additionally, the valuation of business acquired decreased $38.1 million due to amortization.

During the year, liabilities increased by $2.5 billion from $29.6 billion to $32.1 billion. Separate account liabilities increased by $2.8 billion, driven by market value appreciation and positive net flows driven by sales of our new product feature, Lifetime Five. Partially offsetting these increases was a decrease in policyholders’ account balances of $184.9 million primarily due to rebalancing of customer account values from the market value adjustment options to the separate account mutual fund options pursuant to contract provisions driven by improved market conditions. In addition, cash collateral for loaned securities decreased by $117.3 million due to lower levels of corporate securities out on loan. In addition, future fees payable to ASI decreased $87.4 million during the year due to amortization.

Results of Operations

2005 versus 2004

Net Income

Net income of $158.4 million for 2005 increased $68.5 million from $89.9 million in 2004. Results for 2004 reflect a charge for the cumulative effect of accounting change of $17.1 million, net of tax, related to the January 1, 2004 adoption of SOP 03-01. Excluding the cumulative effect charge, net income increased $51.4 million. Policy charges and fee income increased by $79.0 million and asset management fees increased by $15.3 million year over year driven by increased net flows and market appreciation during the current year. The current year also includes a $27.1 million adjustment to reserves for the guaranteed minimum death benefit feature of our variable annuity products due to decreased costs of actual and expected death claims. This increase was partially offset by higher general, administrative and other expenses of $66.1 million driven by increased amortization of the DAC and valuation of business acquired and $9.0 million of higher income tax expense driven by higher pre-tax net income. Further details regarding the components of revenues and expenses are described below.

Revenues

Revenues increased by $92.4 million, from $575.6 million to $668.0 million. Premiums of $23.8 million increased by $6.2 million, from $17.6 million in 2004, reflecting an increase in funds from customers electing to enter into the payout phase of their annuity contracts.

Policy charges and fee income increased by $79.0 million, from $358.5 million in 2004 to $437.5 million in 2005. Mortality and expense charges increased by $48.3 million as a result of the increase in the inforce business and market appreciation. Annuity fees are mainly asset-based fees, which are dependent on fund balances. Average annuity separate account fund balances have increased as a result of market appreciation and positive net flows, resulting in an increase in policy charges and fee income. Additionally, the change in realized market value adjustments related to the Company’s fixed, market value adjusted investment option (“MVA option”) was $33.0 million higher compared to the prior year. Also contributing to the variance was $2.6 million of higher surrender charges during the current year. Partially offsetting this increase was a decrease in annual contractholder charges of $7.5 million driven by an adjustment to account for annual contractholder charges on an assessed basis.

Asset management fees increased by $15.3 million from 2004 to 2005 as a result of higher average assets under management compared to last year. Asset management fees are asset-based fees, which are dependent on the amount of assets under management.

Benefits and Expenses

Policyholders’ benefits decreased by $24.0 million from $86.9 million in 2004 to $62.9 million in 2005. This was driven primarily by a $27.1 million adjustment in the current year to reserves for the guaranteed minimum death benefit feature of our variable annuity products due to decreased costs of actual and expected death claims as discussed above.

Interest credited to policyholders’ account balances decreased by $10.2 million primarily due to the decreased interest credited on the MVA option. As a result of improved market conditions, there were significant transfers of customer account values from the market value adjustment options to the separate account mutual fund options.

General, administrative, and other expenses increased by $66.1 million from the prior year. The increase was primarily due to an increase in the amortization of DAC and the valuation of business acquired of $40.0 million driven by a higher level of actual gross profits used to amortize DAC driven by increased fee income discussed above as well as modeling refinement partially offset by a benefit from the increased estimate of total gross profits. In addition, commissions, net of capitalization, also increased $14.3 million driven by increased trail commissions caused by growth in separate account assets and interest expense increased by $3.8 million resulting from higher borrowing levels. General expenses also increased $8.0 million from the prior year driven by increased corporate expenses.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Risk Management and Market Risk

As an indirect wholly-owned subsidiary of Prudential Financial, the Company benefits from the risk management strategies implemented by its parent. Risk management includes the identification and measurement of various forms of risk, establishment of acceptable risk thresholds, and creation of processes intended to maintain risks within these thresholds while optimizing returns on the underlying assets or liabilities. Prudential Financial considers risk management an integral part of managing its core businesses.

Market risk is the risk of change in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates or equity or commodity prices. To varying degrees, the investment activities supporting all of the Company’s products and services generate market risks. Market risks incurred and the strategies for managing these risks vary by product.

With respect to our fixed rate options in our variable annuity products, the Company incurs market risk primarily in the form of interest rate risk. The Company manages this risk through asset/liability management strategies that seek to match the interest rate sensitivity of the assets to that of the underlying liabilities. The Company also mitigates this risk through a MVA provision on the Company’s fixed investment option. This MVA provision limits interest rate risk when a contract owner withdraws funds or transfers funds to variable investment options before the end of the guarantee period. The Company’s overall objective in these strategies is to limit the net change in value of assets and liabilities arising from interest rate movements. While it is more difficult to measure the interest sensitivity of the Company’s insurance liabilities than that of the related assets, to the extent the Company can measure such sensitivities the Company believes that interest rate movements will generate asset value changes that substantially offset changes in the value of the liabilities relating to the underlying products.

For variable annuities, excluding the fixed rate options in these products, the Company’s main exposure is the risk that asset-based fees may decrease as a result of declines in assets under management due to changes in market performance. For variable annuity products with minimum guaranteed death and living benefits, the Company also faces the risk that declines in the value of underlying investments as a result of changes in securities prices may increase the Company’s net exposure to death and living benefits under these contracts.

Asset/Liability Management

The Company’s asset/liability management strategies seek to match the interest rate sensitivity of the assets to that of the underlying liabilities and to construct asset mixes consistent with product features, such as interest crediting strategies. The Company also considers risk-based capital implications in its asset/liability management strategies. The Company seeks to maintain interest rate and equity exposures within established ranges, which are periodically adjusted based on market conditions and the design of related insurance products sold to customers. The Company’s risk managers, who work with portfolio and asset managers but under separate management, establish investment risk limits for exposures to any issuer, or type of security and oversee efforts to manage risk within policy constraints set by management and approved by the Board of Directors.

We use duration and convexity analyses to measure price sensitivity to interest rate changes. Duration measures the relative sensitivity of the fair value of a financial instrument to changes in interest rates. Convexity measures the rate of change of duration with respect to changes in interest rates. We seek to manage our interest rate exposure by legal entity by matching the relative sensitivity of asset and liability values to interest rate changes, or controlling “duration mismatch” of assets and liabilities. We have target duration mismatch constraints for each entity. As of December 31, 2005 and 2004, the difference between the pre-tax duration of assets and the target duration of liabilities in our duration managed portfolios was within our constraint limits. We consider risk-based capital implications in our asset/liability management strategies.

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

Market Risk Related to Interest Rate Risk

Fluctuations in interest rates can potentially impact the Company’s profitability and cash flows. At December 31, 2005, 95% of assets held under management by the Company are in non-guaranteed separate accounts for which the Company’s interest rate and equity market exposure is not significant, as the contract owner assumes substantially all of the investment risk. Of the remaining 5% of assets, the interest rate risk from contracts that carry interest rate exposure is managed through an asset/liability matching program which takes into account estimates of the risk variables of the insurance liabilities supported by the assets.

At December 31, 2005, the Company held fixed maturity investments in its general account that are sensitive to changes in interest rates. These securities are held in support of the Company’s fixed immediate annuities, fixed supplementary contracts, the fixed investment option offered in its variable life insurance contracts, and in support of the Company’s target solvency capital.

The Company assesses interest rate sensitivity for its financial assets, financial liabilities and derivatives using hypothetical test scenarios which assume both upward and downward 100 basis point parallel shifts in the yield curve from prevailing interest rates. The following tables set forth the potential loss in fair value from a hypothetical 100 basis point upward shift at December 31, 2005 and 2004, because this scenario results in the greatest net exposure to interest rate risk of the hypothetical scenarios tested at those dates. While the test scenario is for illustrative purposes only and does not reflect management’s expectations regarding future interest rates or the performance of fixed income markets, it is a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These test scenarios do not measure the changes in value that could result from non-parallel shifts in the yield curve, which would be expected to produce different changes in discount rates for different maturities. As a result, the actual loss in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations.

	December 31, 2005
	Fair Value	Hypothetical Fair Value After + 100 Basis Point Parallel Yield Curve Shift	Hypothetical Change in Fair Value
	(In millions)
Financial Assets with Interest Rate Risk:
Financial Assets:
Fixed Maturities:
Available for Sale	$1,563	$1,501	$(62)
Commercial loans	6	6	—
Policy Loans	12	12	—

Total Estimated Potential Loss			$(62)

	December 31, 2004
	Fair Value	Hypothetical Fair Value After + 100 Basis Point Parallel Yield Curve Shift	Hypothetical Change in Fair Value
	(In millions)
Financial Assets with Interest Rate Risk:
Financial Assets:
Fixed Maturities:
Available for Sale	$1,772	$1,695	$(77)
Policy Loans	10	10	—

Total Estimated Potential Loss			$(77)

The estimated changes in fair values of the financial assets shown above relate to assets invested in support of the Company’s insurance liabilities, but do not include assets associated with products for which investment risk is borne primarily by the contract holders rather than the Company.

The Company’s deferred annuity products offer a fixed investment option which subjects the Company to interest rate risk. The fixed option guarantees a fixed rate of interest for a period of time selected by the contract owner. Guarantee period options available range from one to ten years. Withdrawal of funds, or transfer of funds to variable investment options, before the end of the guarantee period subjects the contract owner to a MVA. In the event of rising interest rates, which make the fixed maturity securities underlying the guarantee less valuable, the MVA could be negative. In the event of declining interest rates, which make the fixed maturity securities underlying the guarantee more valuable, the MVA could be positive. The resulting increase or decrease in the value of the fixed option, from calculation of the MVA, should substantially offset the decrease or increase in the market value of the securities underlying the guarantee. However, the Company still takes on the default risk for the underlying securities and the interest rate risk of reinvestment of interest payments.

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

Item 8.  Financial Statements and Supplementary Data

Information required with respect to this Item 8 regarding Financial Statements and Supplementary Data is set forth commencing on page F-3 hereof. See Index to Financial Statements elsewhere in this Annual Report.

Item 9.  Changes in and Disagreements with Independent Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of December 31, 2005. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2005, our disclosure controls and procedures were effective. No change in the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) and 15d-15(f) occurred during the quarter ended December 31, 2005 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting. These conclusions are not affected by the misclassification in the Company’s Statements of Cash Flows discussed in the following paragraph, which were identified subsequent to the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

As reported in a Current Report on Form 8-K filed by the Company on February 9, 2006, management of the Company concluded that certain amounts were incorrectly classified in the Company’s audited Statements of Cash Flows for the years ended December 31, 2004, 2003, and 2002 included in the Company’s 2004 Annual Report on Form 10-K (the “2004 Form 10-K”) and in the Company’s unaudited Statements of Cash Flows for the periods ended March 31 and June 30, 2005 and 2004 included in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2005 (the “2005 Forms 10-Q”). In connection with the preparation of the Company’s financial statements for the year ended December 31, 2005, management of the Company concluded on February 3, 2006 that the Company should file a form 10-K/A and Forms 10-Q/A restating the Statements of Cash Flows included in the 2004 Form 10-K and in the 2005 Forms 10-Q. These filings were made on February 9, 2006. The restatements are limited in scope, relating to the classification of data collected and not to the collection of data or to the numerical accuracy of data collected. The Company implemented enhancements to its internal control over financial reporting, primarily with respect to the periodic analysis and review of statements of cash flows, designed to provide reasonable assurance that errors of this type in the Company’s Statements of Cash Flows will not recur.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

We have adopted a code of business conduct and ethics, known as “Making the Right Choices”, which applies to our Chief Executive Officer, Chief Financial Officer, and our Controller, as well as to our directors and all other employees. Making the Right Choices is posted at www.investor.prudential.com.

In addition, we have adopted Corporate Governance Guidelines, which we refer to as our “Corporate Governance Principles and Practices.” Our Corporate Governance Principles and Practices are available free of charge at www.investor.prudential.com.

Item 14.  Principal Accounting Fees and Services

The Audit Committee of the Board of Directors of Prudential Financial has appointed PricewaterhouseCoopers LLP as the independent auditor of Prudential Financial and certain of its domestic and international subsidiaries, including the Registrant. The Audit Committee has established a policy requiring its pre-approval of all audit and permissible non-audit services provided by the independent auditor. The specific information called for by this item is hereby incorporated by reference to the section entitled “Item 2—Ratification of the Appointment of Independent Auditors” in Prudential Financial’s definitive proxy statement for the Annual Meeting of Shareholders to be held on May 9, 2006, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2005.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)

(1) Financial Statements	Financial Statements of the Registrant and its subsidiary are listed in the accompanying “Index to Financial Statements” on page F-1 hereof and are filed as part of this Report.

(2) Financial Statement Schedules	None.*

(3) Exhibits

2.	None.

3.	(i) Certificate Restating the Certificate of Incorporation of American Skandia Life Assurance Corporation, dated February 8, 1988 is incorporated by reference to the Company’s Form 10-K, Registration No. 33-44202, filed March 27, 2004.

(ii) Certificate of Amendment to the Restated Certificate of Incorporation of American Skandia Life Assurance Corporation, dated December 17, 1999 is incorporated by reference to the Company’s Form 10-K, Registration No. 33-44202, filed March 27, 2004.

(iii) By-Laws of American Skandia Life Assurance Corporation, as amended June 17, 1998, are incorporated by reference to the Company’s Form 10-K, Registration No. 33-44202, filed March 27, 2004.

4.	Instruments defining the right of security holders including indentures are incorporated by reference to the Company’s Registration No. 333-103889, 33-88360, 33-89676, 33-91400, 333-00995, 333-02867, 333-24989, 333-25761, 333-97939, 333-26695, 333-97943 and 333-97941.

9.	None.

10.	None.

11.	Not applicable.

12.	Not applicable.

13.	Not applicable.

14.	Not applicable.

16.	None.

18.	None.

21.	Not applicable.

22.	None.

23.	Not applicable.

24.	Powers of Attorney are filed herewith.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

*	Schedules are omitted because they are either not applicable or because the information required therein is included in the Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13, or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Shelton, and state of Connecticut on the 24th day of March 2006.

AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
(Registrant)

By:	/s/ Michael A. Bohm
Michael A. Bohm
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 24, 2006.

Name	Title
James J. Avery, Jr. *	Director
James J. Avery, Jr.

/s/ Michael A. Bohm	Executive Vice President and Chief Financial Officer
Michael A. Bohm

Charles E. Chaplin *	Director
Charles E. Chaplin

Helen M. Galt *	Director
Helen M. Galt

Bernard J. Jacob *	Director
Bernard J. Jacob

Ronald Paul Joelson *	Director
Ronald Paul Joelson

/s/ David R. Odenath, Jr.	Chief Executive Officer, President and Director
David R. Odenath, Jr

*By:	/s/ Michael A. Bohm
Michael A. Bohm
(Attorney-in-Fact)

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT

AMERICAN SKANDIA LIFE ASSURANCE CORPORATION

Financial Statements and

Report of Independent Auditors

December 31, 2005 and 2004

AMERICAN SKANDIA LIFE ASSURANCE CORPORATION

INDEX TO FINANCIAL STATEMENTS

Page No.
Financial Statements

AMERICAN SKANDIA LIFE ASSURANCE CORPORATION

Report of Independent Registered Public Accounting Firm	F - 2

Financial Statements:

Statements of Financial Position December 31, 2005 and 2004	F - 3

Statements of Operations and Comprehensive Income Year ended December 31, 2005, Year ended December 31, 2004, Eight months ended December 31, 2003, and Four months ended April 30, 2003	F - 4

Statements of Stockholder’s Equity Year ended December 31, 2005, Year ended December 31, 2004, Eight months ended December 31, 2003, and Four months ended April 30, 2003	F - 5

Statements of Cash Flows Year ended December 31, 2005, Year ended December 31, 2004, Eight months ended December 31, 2003, Four months ended April 30, 2003	F - 6

Notes to Financial Statements	F - 8

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder

of American Skandia Life Assurance Corporation:

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of American Skandia Life Assurance Corporation (an indirect wholly-owned subsidiary of Prudential Financial, Inc., effective May 1, 2003) at December 31, 2005 and December 31, 2004, and the results of its operations and its cash flows for the two years in the period ended December 31, 2005 and the eight months ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2 of the financial statements, the Company adopted American Institute of Certified Public Accountants Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” as of January 1, 2004.

/s/ PricewaterhouseCoopers LLP

New York, New York

March 24, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder

of American Skandia Life Assurance Corporation:

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the results of operations and cash flows of American Skandia Life Assurance Corporation (an indirect wholly-owned subsidiary of Prudential Financial, Inc., effective May 1, 2003) for the period January 1, 2003 through April 30, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut

February 27, 2004

American Skandia Life Assurance Corporation

Statements of Financial Position

December 31, 2005 and 2004 (in thousands)

	2005	2004
ASSETS
Fixed maturities available for sale, at fair value (amortized cost, 2005: $1,567,777 2004: $1,737,949)	$1,562,569	$1,771,976
Trading account assets, at fair value	30,778	47,316
Equity securities available for sale, at fair value (cost of $11,238)	11,098	11,567
Commercial loans	6,000	—
Policy loans	11,779	10,323
Short-term investments	209,691	423,971

Total investments	1,831,915	2,265,153
Cash and cash equivalents	3,507	72,854
Deferred policy acquisition costs	528,899	300,901
Accrued investment income	16,847	22,321
Reinsurance recoverable	4,271	—
Receivables from parent and affiliates	—	5,098
Income taxes receivable	229,802	244,932
Valuation of business acquired	196,023	234,167
Deferred sales inducements	227,415	144,395
Other assets	67,431	53,332
Separate account assets	29,786,393	26,984,413

TOTAL ASSETS	$32,892,503	$30,327,566

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Policyholders’ account balances	$1,226,551	$1,411,483
Future policy benefits and other policyholder liabilities	69,766	51,078
Payables to parent and affiliates	44,047	24,182
Cash collateral for loaned securities	173,987	291,299
Securities sold under agreements to repurchase	7,147	33,373
Short-term borrowing	208,584	140,363
Long-term borrowing	135,000	135,000
Future fees payable to American Skandia, Inc. (“ASI”)	113,151	200,597
Other liabilities	304,971	368,308
Separate account liabilities	29,786,393	26,984,413

Total liabilities	32,069,597	29,640,096

Commitments and Contingent Liabilities (See Note 12)

Stockholder’s Equity
Common stock, $100 par value; 25,000 shares, authorized, issued and outstanding	2,500	2,500
Additional paid-in capital	484,096	484,425
Retained earnings	339,182	180,759
Deferred compensation	—	(904)
Accumulated other comprehensive income (loss)	(2,872)	20,690

Total stockholder’s equity	822,906	687,470

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$32,892,503	$30,327,566

See Notes to Financial Statements

The purchase method of accounting was used to record the fair values of assets acquired and liabilities assumed by Prudential Financial, Inc. and “pushed-down” to the Company. This accounting has most notably resulted in decreased amortization and depreciation compared to periods prior to the Acquisition. Accordingly, the accompanying financial statements of the Company, when indirectly wholly-owned by Skandia Insurance Company Ltd., and the Company, currently indirectly wholly-owned by Prudential Financial, Inc., are not comparable in many material respects.

American Skandia Life Assurance Corporation

Statements of Operations and Comprehensive Income

Year ended December 31, 2005, Year ended December 31, 2004, Eight months ended December 31, 2003, and Four months ended April 30, 2003 and (in thousands)

	Successor	Successor	Successor	Predecessor
	2005	2004	Eight months ended December 31, 2003	Four months ended April 30, 2003
REVENUES

Premiums	$23,756	$17,568	$7,439	$2,496
Policy charges and fee income	437,501	358,533	241,955	109,213
Net investment income (losses)	92,881	90,459	26,707	(1,289)
Realized investment (losses) gains, net	(13,947)	(8,409)	(472)	(4,601)
Asset management fees	127,401	112,100	66,108	28,092
Other income	393	5,331	7,862	618

Total revenues	667,985	575,582	349,599	134,529

BENEFITS AND EXPENSES

Policyholders’ benefits	62,973	86,948	43,680	23,946
Interest credited to policyholders’ account balances	69,901	80,120	4,689	13,693
General, administrative and other expenses	330,645	264,514	159,973	97,640

Total benefits and expenses	463,519	431,582	208,342	135,279

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	204,466	144,000	141,257	(750)

Income taxes:
Current	51	4,071	(1,972)	(3,170)
Deferred	45,991	32,948	52,373	(5,374)

Income tax expense (benefit)	46,042	37,019	50,401	(8,544)

INCOME FROM OPERATIONS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	158,424	106,981	90,856	7,794

Cumulative effect of accounting change, net of taxes	—	(17,079)	—	—

NET INCOME	158,424	89,903	90,856	7,794

Other comprehensive income(loss), net of taxes	(23,562)	21,341	(1,599)	(269)

COMPREHENSIVE INCOME	$134,862	$111,244	$89,257	$7,525

See Notes to Financial Statements

The purchase method of accounting was used to record the fair values of assets acquired and liabilities assumed by Prudential Financial, Inc. and “pushed-down” to the Company. This accounting has most notably resulted in decreased amortization and depreciation compared to periods prior to the Acquisition. Accordingly, the accompanying financial statements of the Company, when indirectly wholly-owned by Skandia Insurance Company Ltd., and the Company, currently indirectly wholly-owned by Prudential Financial, Inc., are not comparable in many material respects.

American Skandia Life Assurance Corporation

Statements of Stockholder’s Equity

Year ended December 31, 2005, Year ended December 31, 2004, Eight months ended December 31, 2003, and Four months ended April 30, 2003 (in thousands)

	Common Stock	Additional paid-in— capital	Retained earnings	Deferred compensation	Accumulated other comprehensive income (loss)	Total stockholder’s equity
Balance, December 31, 2002 (Predecessor)	2,500	595,049	73,821	—	11,691	683,061

Net income	—	—	7,794	—	—	7,794
Capital contributions	—	2,183	—	—	—	2,183
Change in foreign currency translation adjustments, net of taxes	—	—	—	—	615	615
Change in net unrealized investment gains (losses), net of reclassification adjustment and taxes	—	—	—	—	(884)	(884)

Balance, April 30, 2003 (Predecessor)	2,500	597,232	81,615	—	11,422	692,769

Acquisition purchase accounting adjustments	—	(112,187)	(81,615)	—	(11,422)	(205,224)

Balance, May 1, 2003 opening balance sheet (Successor)	2,500	485,045	—	—	—	487,545

Net income	—	—	90,856	—	—	90,856
Stock-based compensation	—	55	—	—	—	55
Deferred compensation program	—	—	—	(360)	—	(360)
Change in net unrealized investment gains (losses), net of reclassification adjustment and taxes	—	—	—	—	(1,599)	(1,599)

Balance, December 31, 2003 (Successor)	2,500	485,100	90,856	(360)	(1,599)	576,497

Net income	—	—	89,903	—	—	89,903
Purchase of fixed maturities from an affiliate, net of taxes	—	(948)	—	—	948	—
Stock-based compensation	—	273	—	—	—	273
Deferred compensation program	—	—	—	(544)	—	(544)
Change in net unrealized investment gains	—	—	—	—	21,341	21,341

Balance, December 31, 2004 (Successor)	2,500	484,425	180,759	(904)	20,690	687,470

Net income	—	—	158,424	—	—	158,424
Stock-based compensation	—	(329)	—	—	—	(329)
Deferred compensation program	—	—	—	904	—	904
Change in net unrealized investment gains (losses)	—	—	—	—	(23,562)	(23,562)

Balance, December 31, 2005 (Successor)	$2,500	$484,096	$339,182	$—	$(2,872)	$822,906

The purchase method of accounting was used to record the fair values of assets acquired and liabilities assumed by Prudential Financial, Inc. and “pushed-down” to the Company. This accounting has most notably resulted in decreased amortization and depreciation compared to periods prior to the Acquisition. Accordingly, the accompanying financial statements of the Company, when indirectly wholly-owned by Skandia Insurance Company Ltd., and the Company, currently indirectly wholly-owned by Prudential Financial, Inc., are not comparable in many material respects

American Skandia Life Assurance Corporation

Statements of Cash Flows

Year ended December 31, 2005, Year ended December 31, 2004, Eight months ended December 31, 2003, and Four months ended April 30, 2003

(in thousands)

	Successor	Successor	Successor	Predecessor
	2005	2004	Eight months ended December 31, 2003	Four months ended April 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$158,424	$89,903	$90,856	$7,794
Adjustments to reconcile net income to net cash from operating activities:
Realized investment losses, net	13,947	8,409	472	4,601
Amortization and depreciation	47,974	46,765	58,447	5,288
Cumulative effect of accounting change, net of taxes	—	17,079	—	—
Interest credited to policyholders’ account balances	60,058	70,331	967	222
Change in:
Policy reserves	18,688	34,361	6,580	4,288
Accrued investment income	5,474	6,035	515	(288)
Trading account assets	16,538	14,017	13,969	—
Net receivable/payable to Parent and affiliates	24,963	5,888	13,509	124
Deferred sales inducements	(74,999)	(74,087)	(70,188)	—
Deferred policy acquisition costs	(227,619)	(177,935)	(122,572)	(12,601)
Income taxes (receivable) payable	28,015	(24,826)	(3,030)	(464)
Other, net	9,686	85,956	68,634	(3,588)

Cash Flows From Operating Activities	81,150	101,896	58,159	5,376

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Proceeds from the sale/maturity of fixed maturities available for sale	2,200,373	2,580,125	75,101	131,628
Payments for the purchase of fixed maturities available for sale	(2,048,890)	(2,196,424)	(103,237)	(135,885)
Proceeds from the sale of shares in equity securities	—	—	—	10,955
Payments for the purchase of shares in equity securities and dividend reinvestments	—	—	—	(24,809)
Payments for the purchase of commercial loans	(6,000)	—	—	—
Proceeds from the sale/maturity of policy loans	503	—	—	—
Payments for the issuance of policy loans	(1,935)	(1,952)	(774)	(38)
Other short-term investments, net	211,762	(377,888)	(39,587)	1,019

Cash Flows From (Used in) Investing Activities	355,813	3,861	(68,497)	(17,130)

CASH FLOWS (USED IN) FINANCING ACTIVITIES:
Capital contribution	—	—	—	2,183
Paid in capital transaction associated with the purchase of fixed maturities from an affiliate	—	(948)	—	—
Decrease in future fees payable to ASI, net	(87,447)	(107,282)	(80,393)	(63,343)
Cash collateral for loaned securities	(117,312)	291,299	—	—
Securities sold under agreement to repurchase	(26,226)	12,523	20,850	—
Net increase in long-term borrowing	—	135,000	—	—
Net increase in short-term borrowing	68,221	24,363	71,000	35,000
Net change in financing arrangements (90 days or less)	(88,620)	103,736	(45,853)	(14,362)
Policyholders’ account balances
Deposits	951,563	66,268	42,361	77,003
Withdrawals	(1,206,489)	(564,162)	(71,498)	(63,357)

Cash Flows (Used in) Financing Activities	(506,310)	(39,023)	(63,533)	(26,876)

Net (decrease) increase in cash and cash equivalents	(69,347)	66,554	(73,871)	(38,630)
Change in foreign currency translation, net	—	—	—	947
Cash and cash equivalents, beginning of period	72,854	6,300	80,171	117,854

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,507	$72,854	$6,300	$80,171

Income taxes paid (received)	$(2,540)	$39,199	$877	$13

Interest paid (received)	$4,783	$11,261	$14,454	$(7,788)

See Notes to Financial Statements

The purchase method of accounting was used to record the fair values of assets acquired and liabilities assumed by Prudential Financial, Inc. and “pushed-down” to the Company. This accounting has most notably resulted in decreased amortization and depreciation compared to periods prior to the Acquisition. Accordingly, the accompanying financial statements of the Company, when indirectly wholly-owned by Skandia Insurance Company Ltd., and the Company, currently indirectly wholly-owned by Prudential Financial, Inc., are not comparable in many material respects

American Skandia Life Assurance Corporation

Notes to Financial Statements

1. BUSINESS

American Skandia Life Assurance Corporation (the “Company”), with its principal offices in Shelton, Connecticut, is an indirect wholly-owned subsidiary of Prudential Financial, Inc. (“Prudential Financial”), a New Jersey corporation. The Company is a wholly-owned subsidiary of American Skandia, Inc. (“ASI”), which in turn is an indirect wholly-owned subsidiary of Prudential Financial. On December 19, 2002, Skandia Insurance Company Ltd. (publ) (“Skandia”), an insurance company organized under the laws of the Kingdom of Sweden, and the ultimate parent company of the Company prior to May 1, 2003, entered into a definitive purchase agreement with Prudential Financial whereby Prudential Financial would acquire the Company and certain of its affiliates (the “Acquisition”). On May 1, 2003, the initial phase of the Acquisition was consummated. This included Prudential Financial acquiring 90% of the outstanding common stock of Skandia U.S. Inc. (“SUSI”), an indirect parent of the Company. On September 9, 2003, Prudential Financial acquired the remaining 10% of SUSI’s outstanding common stock. See Notes 4 and 6 for additional information on the Acquisition. On June 23, 2005, SUSI amended its certificate of incorporation to change its name to Prudential Annuities Holding Company, Inc.

The Company develops long-term savings and retirement products, which are distributed through its affiliated broker/dealer company, American Skandia Marketing, Incorporated. The Company currently issues variable deferred and immediate annuities for individuals and groups in the United States of America and its territories.

Prior to April 30, 2003, the Company had a 99.9% ownership in Skandia Vida, S.A. de C.V. (“Skandia Vida”) which is a life insurance company domiciled in Mexico. Skandia Vida had total shareholders’ equity of $5.0 million as of December 31, 2002 and had generated losses of $2.2 million and $2.7 million for the four months ended April 30, 2003 and year ended December 31, 2002, respectively. As part of the Acquisition, the Company sold its ownership interest in Skandia Vida to Skandia on April 30, 2003 for $4.6 million. This transaction resulted in a loss of $422 thousand.

American Skandia, Inc. (“ASI”), the direct parent of the Company, intends to make additional capital contributions to the Company, as needed, to enable it to comply with its reserve requirements and fund expenses in connection with its business. The Company has complied with the National Association of Insurance Commissioner’s (“NAIC”) Risk-Based Capital (“RBC”) reporting requirements and has total adjusted capital well above required capital. The Company expects to maintain statutory capital above 300% of Company Action Level Risk Based Capital. Generally, ASI is under no obligation to make such contributions and its assets do not back the benefits payable under the Company’s policyholder contracts. The Company received no capital contributions during the year ended December 31, 2005, December 31, 2004, and eight months ended December 31, 2003. The Company received capital contributions of $2.2 million during the four months ended April 30, 2003. Of this, $1.3 million, received during the four months ended April 30, 2003, was used to support its investment in Skandia Vida.

The Company is engaged in a business that is highly competitive because of the large number of stock and mutual life insurance companies and other entities engaged in marketing insurance products, and individual and group annuities.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The financial statements include the accounts of the Company and until April 30, 2003, its ownership interest in Skandia Vida. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The Company has extensive transactions and relationships with Prudential affiliates, as more fully described in Footnote 13. Due to these relationships, it is possible that the terms of these transactions are not the same as those that would result from transactions among wholly unrelated parties.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, in particular deferred policy acquisition costs (“DAC”) and future policy benefits, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

The most significant estimates include those used in determining deferred policy acquisition costs, valuation of business acquired, investments, future policy benefits, provision for income taxes, reserves for contingent liabilities and reserves for losses in connection with unresolved legal matters.

Investments

Fixed maturities classified as “available for sale” are carried at fair value. The amortized cost of fixed maturities is written down to estimated fair value if a decline in value is considered to be other than temporary. See the discussion below on realized investment gains and losses for a description of the accounting for impairment adjustments. Unrealized gains and losses on fixed maturities “available for sale” are included in “Accumulated other comprehensive (loss) income”, net of income taxes.

Trading account assets, at fair value, represent the equity securities held in support of a deferred compensation plan. As of the date of the Acquisition, the Company changed its classification of these equity securities from available–for sale to trading. Management of the company made this decision to align with Prudential Financial’s accounting policy. Prior to May 1, 2003, these equity securities were carried at estimated fair value with unrealized gains and losses included in “Accumulated other comprehensive (loss) income”, net of income taxes. These equity securities were fair valued on May 1, 2003 under purchase accounting and, therefore, there was no income statement impact for the change in classification. Such investments are now carried at fair value with changes in unrealized gains and losses reported in the Statements of Operations and Comprehensive Income, as a component of “Other income”.

Equity securities, available for sale are comprised of common and non-redeemable preferred stock and are carried at fair value. The associated unrealized gains and losses, net of tax and the effect on deferred policy acquisition costs, valuation of business acquired, and future policy benefits that would result from the realization of unrealized gains and losses, are included in “Accumulated other comprehensive income (loss)”. The cost of equity securities is written down to estimated fair value when a decline in value is considered to be other than temporary. See the discussion below on realized investment gains and losses for a description of the accounting for impairment adjustments.

Commercial loans are carried at unpaid principal balances, net of unamortized premiums or discounts and an allowance for losses. Interest income, as well as prepayment fees and the amortization of related premiums or discounts, is included in “Net investment income (losses).” The allowance for losses includes a loan specific reserve for non-performing loans and a portfolio reserve for probable incurred but not specifically identified losses. Non-performing loans include those loans for which it is probable that amounts due according to the contractual terms of the loan agreement will not all be collected. These loans are measured at the present value of expected future cash flows discounted at the loan’s effective interest rate, or at the fair value of the collateral if the loan is collateral dependent. Interest received on non-performing loans, including loans that were previously modified in a troubled debt restructuring, is either applied against the principal or reported as net investment income, according to management’s judgment as to the collectibility of principal. Management discontinues accruing interest on non-performing loans after the loans are 90 days delinquent as to principal or interest, or earlier when management has doubts about collectibility. When a loan is recognized as non-performing, any accrued but uncollectible interest is charged to interest income in the period the loan is deemed non-performing. Generally, a loan is restored to accrual status only after all delinquent interest and principal are brought current and, in the case of loans where the payment of interest has been interrupted for a substantial period, a regular payment performance has been established. The portfolio reserve for incurred but not specifically identified losses considers the Company’s past loan loss experience, the current credit composition of the portfolio, historical credit migration, property type diversification, default and loss severity statistics and other relevant factors. The changes in the allowance for loan losses, are reported in “Realized investment (losses) gains, net.”

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

Derivatives are used to manage the characteristics of the Company’s asset/liability mix, and manage the interest rate and currency characteristics of assets or liabilities. Additionally, derivatives may be used to seek to reduce exposure to interest rate and foreign currency risks associated with assets held or expected to be purchased or sold, and liabilities incurred or expected to be incurred.

The Company designates derivatives as either (1) a hedge of the fair value of a recognized asset or liability or unrecognized firm commitment (“fair value” hedge), (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge), (3) a foreign currency fair value or cash flow hedge (“foreign currency” hedge), (4) a hedge of a net investment in a foreign operation, or (5) a derivative that does not qualify for hedge accounting. During the years ended December 31, 2005, 2004 and 2003 none of the Company’s derivatives qualified for hedge accounting treatment.

If a derivative does not qualify for hedge accounting, all changes in its fair value, including net receipts and payments, are included in “Realized investment gains (losses), net”.

The Company is a party to financial instruments that contain derivative instruments that are “embedded” in the financial instruments. At inception, the Company assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the financial instrument (i.e., the host contract) and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and changes in its fair value are included in “Realized investment gains (losses), net.” The Company has entered into reinsurance agreements to transfer the risk related to the embedded derivatives to affiliates. These reinsurance agreements are derivatives and have been accounted in the same manner as the embedded derivative.

Realized investment (losses) gains, net are computed using the specific identification method. Adjustments to the costs of fixed maturities and equity securities for other than temporary impairments are included in “Realized investment (losses) gains, net.” In evaluating whether a decline in value is other than temporary, the Company considers several factors including, but not limited to the following: (1) the extent (generally if greater than 20%) and the duration (generally if greater than six months) of the decline; (2) the reasons for the decline in value (credit event, interest related or market fluctuation); (3) the Company’s ability and intent to hold the investment for a period of time to allow for a recovery of value; and (4) the financial condition of and near-term prospects of the issuer.

There are a number of significant risks and uncertainties inherent in the process of monitoring impairments and determining if an impairment is other than temporary. These risks and uncertainties include, but are not limited to: (1) the risk that our assessment of an issuer’s ability to meet its obligations could change, (2) the risk that the economic outlook could be worse than expected or have more of an impact on the issuer than anticipated, (3) the risk that we are making decisions based on fraudulent or misstated information in the financial statements provided by issuers and (4) the risk that new information obtained by us or changes in other facts and circumstances, including those not related to the issuer, could lead us to change our intent to hold the security to maturity or until it recovers in value. Any of these situations could result in a change in our impairment determination, and hence a charge to earnings in a future period. Realized investment gains (losses) are generated from numerous sources, including the sale of fixed maturity securities, equity securities, and other types of investments, as well as adjustments to the cost of investments for other than temporary impairments. “Realized investment gains (loss), net” also include prepayment premiums received on private fixed maturity securities, recoveries of principal on previously impaired securities and provisions for losses on commercial loans.

Cash and cash equivalents

Cash and cash equivalents include cash on hand, money market instruments, and other debt issues with a maturity of three months or less when purchased, other than cash equivalents that are included in “Trading account assets, at fair value”.

Valuation of business acquired

As a result of purchase accounting, the Company reports a financial asset representing the valuation of business acquired (“VOBA”). VOBA represents the present value of future profits embedded in acquired insurance and annuity contracts. VOBA is determined by estimating the net present value of future cash flows from the contracts in force at the date of acquisition. Future positive cash flows generally include fees and other charges assessed to the contracts as long as they remain in force as well as fees collected upon surrender, if applicable, while future negative cash flows include costs to administer contracts and benefit payments. The Company amortizes VOBA over the effective life of the acquired contracts. VOBA is amortized in proportion to estimated gross profits arising from the contracts and anticipated future experience, which is evaluated regularly. The effect of changes in estimated gross profits on unamortized VOBA is reflected in “General, administrative and other expenses” in the period such estimates of expected future profits are revised.

Deferred policy acquisition costs

The costs that vary with and that are related primarily to the production of new insurance and annuity business are deferred to the extent such costs are deemed recoverable from future profits. Such costs include commissions, costs of policy issuance and underwriting, and variable expenses. DAC is subject to recoverability testing at the end of each accounting period. DAC, for applicable products, is adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in “Accumulated other comprehensive income (loss).”

Policy acquisition costs are deferred and amortized over the expected life of the contracts (approximately 25 years) in proportion to estimated gross profits arising principally from investment results, mortality and expense margins, and surrender charges based on historical and anticipated future experience, which is updated periodically. The effect of changes to estimated gross profits on unamortized deferred acquisition costs is reflected in “General administrative and other expenses” in the period such estimated gross profits are revised. The deferred policy acquisition cost asset was assigned a fair value of zero, net of tax, as part of purchase accounting.

Securities sold under agreements to repurchase and securities lending transactions

Securities repurchase and resale agreements and securities borrowed and loaned transactions are used to earn spread income, to borrow funds, or to facilitate trading activity. Securities repurchase and resale agreements are generally short-term in nature, and therefore, the carrying amounts of these instruments approximate fair value. Securities repurchase and resale agreements are collateralized principally by U.S. government and government agency securities. Securities borrowed or loaned are collateralized principally by cash or U.S. government securities. For securities repurchase agreements and securities loaned transactions used to earn spread income, the cash received is typically invested in cash equivalents, short-term investments or fixed maturities.

Securities repurchase and resale agreements that satisfy certain criteria are treated as collateralized financing arrangements. These agreements are carried at the amounts at which the securities will be subsequently resold or reacquired, as specified in the respective agreements. For securities purchased under agreements to resell, the Company’s policy is to take possession or control of the securities and to value the securities daily. Securities to be resold are the same, or substantially the same, as the securities received. For securities sold under agreements to repurchase, the market value of the securities to be repurchased is monitored, and additional collateral is obtained where appropriate, to protect against credit exposure. Securities to be repurchased are the same, or substantially the same as those sold. Income and expenses related to these transactions are reported as “Net investment income.”

Securities borrowed and securities loaned transactions are treated as financing arrangements and are recorded at the amount of cash advanced or received. With respect to securities loaned transactions, the Company obtains collateral in an amount equal to 102% and 105% of the fair value of the domestic and foreign securities, respectively. The Company monitors the market value of the securities borrowed and loaned on a daily basis with additional collateral obtained or provided as necessary. Substantially all of the Company’s securities borrowed transactions are with brokers and dealers, commercial banks and institutional clients. Substantially all of the Company’s securities loaned transactions are with large brokerage firms. Income and expenses associated with securities borrowing transactions are reported as “Net investment income.” Income and expenses associated with securities loaned transactions used to earn spread income are reported as “Net investment income;” however, for securities loaned transactions used for funding purposes the associated rebate is reported as interest expense (included in “General, administrative and other expenses”).

Separate account assets and liabilities

Separate account assets and liabilities are reported at fair value and represent segregated funds, which are invested for certain policyholders and other customers. “Separate account assets” are predominately shares in American Skandia Trust co-managed by American Skandia Investment Services, Incorporated (“ASISI”) and Prudential Investments LLC, which utilizes various fund managers as sub-advisors. The remaining assets are shares in other mutual funds, which are managed by independent investment firms. The contract holder has the option of directing funds to a wide variety of investment options, most of which invest in mutual funds. The investment risk on the variable portion of a contract is borne by the contract holder, except to the extent of any guarantees by the Company, which are not separate account liabilities. The assets of each account are legally segregated and are generally not subject to claims that arise out of any other business of the Company. The investment income and gains or losses for separate accounts accrue to the policyholders and are not included in the Statements of Operations and Comprehensive Income. Mortality, policy administration and surrender charges on the accounts are included in “Policy charges and fee income”. Asset management fees calculated on account assets are included in “Asset management fees”.

Included in the general account, within “Policyholders’ account balances”, is the difference between the statutory liability, which is held in the separate account, and the U.S. GAAP liability associated with the guaranteed, fixed rate investment options. As of January 1, 2004, these assets and liabilities were classified as assets and liabilities of the general account.

Deferred sales inducements

The Company provides sales inducements to contract holders, which primarily reflect an up-front bonus added to the contract holder’s initial deposit for certain annuity contracts. These costs are deferred and recognized in “Deferred purchase credits”. They are amortized using the same methodology and assumptions used to amortize DAC. The amortization expense is included as a component of “Interest credited to policyholders’ account balances”.

Other assets and other liabilities

“Other assets” consists primarily of a receivable from Skandia and accruals of fund manager income. “Other liabilities” consists primarily of accrued expenses, technical overdrafts and a liability to the participants of a deferred compensation plan.

“Other assets” also consists of state insurance licenses. Licenses to do business in all states have been capitalized and reflected at the purchase price of $4.0 million. Due to the adoption of SFAS No. 142 “Goodwill and Other Intangible Assets”, the cost of the licenses is no longer being amortized but is subjected to an annual impairment test. As of December 31, 2005, the Company estimated the fair value of the state insurance licenses to be in excess of book value and, therefore, no impairment charge was required.

Future policy benefits

The Company’s liability for future policy benefits is primarily comprised of the present value of estimated future payments to or on behalf of policyholders, where the timing and amount of payment depends on policyholder mortality, less the present value of future net premiums. Expected mortality is generally based on the Company’s historical experience or standard industry tables. Interest rate assumptions are based on factors such as market conditions and expected investment returns. Although mortality and interest rate assumptions are “locked-in” upon the issuance of new insurance or annuity business with fixed and guaranteed terms, significant changes in experience or assumptions may require the Company to provide for expected future losses on a product by establishing premium deficiency reserves. The Company’s liability for future policy benefits is also inclusive of liabilities for guarantee benefits related to certain nontraditional long-duration life and annuity contracts, which are discussed more fully in Note 7.

Policyholders’ account balances

The Company’s liability for policyholders’ account balances represents the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. This liability is generally equal to the accumulated account deposits, plus interest credited, less policyholder withdrawals and other charges assessed against the account balance. These policyholders’ account balances also include provision for benefits under non-life contingent payout annuities.

Contingent liabilities

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

Benefit reserves for the variable investment options on annuity contracts represent the account value of the contracts and are included in “Separate account liabilities”.

Revenues for variable immediate annuity and supplementary contracts with life contingencies consist of certain charges against contract owner account values including mortality and expense risks and administration fees. These charges and fees are recognized as revenue as assessed against the contract holder. Benefit reserves for variable immediate annuity contracts represent the account value of the contracts and are included in “Separate account liabilities”.

For the year ended December 31, 2003, revenues for the market value adjusted fixed investment option on annuity contracts consist of separate account investment income reduced by amounts credited to the contract holder for interest. This net spread is included in “Net investment income (loss)” on the Statements of Operations and Comprehensive Income. Benefit reserves for these contracts represent the account value of the contracts plus a market value adjustment, and are included in the general account “Policyholders’ account balances” to the extent in excess of the separate account assets, typically for the market value adjustment at the reporting date. As of January 1, 2004, assets and liabilities as well as related revenues and expenses associated with the market value fixed investment option have been classified and reported in a manner consistent with the general account.

Revenues for fixed immediate annuity and fixed supplementary contracts with and without life contingencies consist of net investment income. In addition, revenues for fixed immediate annuity contracts with life contingencies also consist of single premium payments recognized as annuity considerations when received. Benefit reserves for these contracts are based on applicable actuarial standards with assumed interest rates that vary by issue year. Reserves for contracts without life contingencies are included in “Policyholders’ account balances” while reserves for contracts with life contingencies are included in “future policy benefits and other policyholder liabilities”. Assumed interest rates ranged from 5.25% to 8.25% at December 31, 2005 and 2004.

Revenues for variable life insurance contracts consist of charges against contract owner account values or separate accounts for mortality and expense risk fees, administration fees, cost of insurance fees, taxes and surrender charges. Certain contracts also include charges against premium to pay state premium taxes. All of these charges are recognized as revenue when assessed against the contract holder. Benefit reserves for variable life insurance contracts represent the account value of the contracts and are included in “Separate account liabilities”.

Premiums, benefits and expenses are stated net of reinsurance ceded to other companies. Estimated reinsurance recoverables and the cost of reinsurance are recognized over the life of the reinsured policies using assumptions consistent with those used to account for the underlying policies.

Foreign currency translation adjustments

Prior to the acquisition, the financial position and results of operations of Skandia Vida were measured using local currency as the functional currency. Assets and liabilities were translated to U.S. dollars at the exchange rate in effect at the end of the period. Revenues, benefits and other expenses were translated at the average rate prevailing during the period. Cumulative translation adjustments arising from the use of differing exchange rates from period to period were charged or credited directly to “Other comprehensive (loss) income.” The cumulative effect of changes in foreign exchange rates was included in “Accumulated other comprehensive (loss) income”.

Asset management fees

In accordance with an agreement with ASISI, the Company receives fee income calculated on policyholder account balances invested in the American Skandia Trust. In addition, the Company receives fees calculated on policyholder account balances invested in funds managed by companies other than ASISI. Asset management fees are recognized as income when earned. These revenues are recorded as “Asset management fees” in the Statements of Operations and Comprehensive Income.

Income taxes

Prior to the acquisition of SUSI by Prudential Financial, the Company was included in the federal income tax return of SUSI and filed separate state income tax returns. Due to provisions in the Internal Revenue Code, the Company will not be eligible to join in the filing of the Prudential Financial federal income tax return until 2009. As a result, the Company will file a separate federal tax return through 2008. In addition, the Company will continue to file separate state income tax returns.

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

Shared –Based Compensation

Effective January 1, 2003, Prudential Financial changed its accounting for employee stock options to adopt the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation” as amended, prospectively for all new awards granted to employees on or after January 1, 2003. Accordingly, results of operations of the Company for the year ended December 31, 2005, year ended December 31, 2004, and eight months ended December 31, 2003, include costs of $651 thousand, $742 thousand, and $106 thousand, respectively, associated with stock-based compensation issued by Prudential Financial to certain employees and non-employees of the Company and the statements of financial position at December 31, 2004 and December 31, 2003, includes a reduction in equity for deferred compensation. Prior to January 1, 2003, Prudential Financial accounted for employee stock options using the intrinsic value method of APB No. 25 “Accounting for Stock Issued to Employees,” and related interpretations. Under this method, Prudential Financial and the Company did not recognize any stock-based compensation costs as all options granted had an exercise price equal to the market value of Prudential Financial’s Common Stock on the date of grant. Prudential Financial and the Company account for non-employee stock options using the fair value method of SFAS No. 123 in accordance with Emerging Issues Task Force Issue (“EITF”) No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees” and related interpretations in accounting for its non-employee stock options.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (R), “Share-Based Payment,” which replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123 (R) requires all entities to apply the fair value base measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. Under this method, compensation costs of awards to employees, such as stock options, are measured at fair value and expensed over the period during which an employee is required to provide service in exchange for the award (the vesting period). The Company had previously adopted the fair value recognition provision of the original SFAS No. 123, prospectively for all new stock options issued to employees on or after January 1, 2003. The Company adopted SFAS No. 123(R) on January 1, 2006. By that date, there were no unvested stock options issued prior to January 1, 2003.

Share-based Compensation Awards with Non-substantive Vesting Conditions

Prudential Financial issues share-based compensation awards to employees of the Company under an authorized plan that is subject to specific vesting conditions; generally the awards vest ratably over a three year period “the nominal vesting period”, or at the date the employee retires (as defined by the plan), if earlier. For awards that specify an employee vests in the award upon retirement, we account for the awards using the nominal vesting period approach. Under this approach, the Company records compensation expense over the nominal vesting period. If the employee retires before the end of the nominal vesting period, any remaining unrecognized compensation expenses is recorded at the date of retirement.

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

New accounting pronouncements

In November 2005, the FASB issued FASB Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” This FSP provides impairment models for determining whether to record impairment losses associated with investments in certain equity and debt securities, primarily by referencing existing accounting guidance. It also requires income to be accrued on a level-yield basis following an impairment of debt securities, where reasonable estimates of the timing and amount of future cash flows can be made. The Company’s current policy is generally to record income only as cash is received following an impairment of a debt security. The Company adopted this guidance on January 1, 2006, for other than temporary impairments recorded subsequent to December 31, 2005.

In September 2005, the Accounting Standards Executive Committee (“AcSEC”) of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts.” SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97. The SOP defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. This SOP is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company will adopt SOP 05-1 on January 1, 2007. The Company is currently assessing the impact of SOP 05-1 on the Company’s financial position and results of operations.

In June 2004, the FASB issued FSP No. 97-1, “Situations in Which Paragraphs 17(b) and 20 of FASB Statement No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, Permit or Require Accrual of an Unearned Revenue Liability.” FSP 97-1 clarifies the accounting for unearned revenue liabilities of certain universal-life type contracts under SOP 03-1. The Company’s adoption of FSP 97-1 on July 1, 2004 did not change the accounting for unearned revenue liabilities and, therefore, had no impact on the Company’s financial position or results of operations. In September 2004, the AICPA SOP 03-1 Implementation Task Force issued a Technical Practice Aid (“TPA”) to clarify certain aspects of SOP 03-1. The implementation of this TPA during the third quarter of 2004 had no impact on the Company’s financial position or results of operations.

In July 2003, the Accounting Standards Executive Committee (“AcSEC”) of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts”. AcSEC issued the SOP 03-1 to address the need for interpretive guidance to be developed in three areas: separate account presentation and valuation; the accounting recognition given sales inducements (bonus interest, bonus credits, persistency bonuses); and the classification and valuation of certain long-duration contract liabilities.

The Company adopted SOP 3-01 effective January 1, 2004. The effect of initially adopting SOP 03-1 was a charge of $17.1 million, net of $9.4 million of taxes, which was reported as a “cumulative effect of accounting change, net of taxes” in the results of operations for year ended December 31, 2004. This charge reflects the net impact of converting certain individual market value adjusted annuity contracts from separate account accounting treatment to general account accounting treatment and the effect of establishing reserves for guaranteed minimum death benefit provisions of the Company’s annuity contracts. The Company also recognized a cumulative effect of accounting change related to unrealized investment gains within “Other comprehensive income, net of taxes” of $3.4 million, net of $1.9 million of taxes. Upon adoption of SOP 3-01 $1.8 billion in “separate account assets” were reclassified resulting in a $1.7 billion increase in “fixed maturities, available for sale,” as well as changes in other non-separate account assets. Similarly, upon adoption, $1.8 billion in “separate account liabilities” were reclassified resulting in increases in “policyholders’ account balances,” as well as changes in other non-separate account liabilities.

As of December 31, 2005, the death benefit coverage in force (representing the amount that we would have to pay if all annuitants had died on that date) was approximately $2.6 billion. The death benefit coverage in force represents the excess of the guaranteed benefit amount over the account value. The GMDB feature provides annuity contract holders with a guarantee that the benefit received at death will be no less than a prescribed minimum amount. This minimum amount is generally based on the net deposits paid into the contract and, for greater than 80% of the business in force as of December 31, 2005, this minimum guarantee is applicable only for the first ten contract years or until a specified attained age. To the extent that the GMDB is higher than the current account value at the time of death, the Company incurs a cost. This results in increased annuity policy benefits in periods of declining financial markets and in periods of stable financial markets following a decline. Effective January 1, 2004, the Company adopted SOP 03-1, which requires us to record such a liability based on application of an expected benefit ratio to “cumulative assessments” through the balance sheet date, and then subtracting “cumulative excess payments” from that date. The GMDB reserve as of December 31, 2005 amounted to $26.0 million. See Note 7 for further details.

In addition to establishing a liability associated with the GMDB feature, SOP 03-1 required a change in valuation and presentation of our liability associated with the market value adjustment (“MVA”) feature contained in certain annuity contracts. The MVA feature requires the Company to pay to the contract holder upon surrender the accreted value of the fund as well as a MVA based on the crediting rates on the contract surrendered compared to crediting rates on newly issued contracts. The MVA may increase or decrease the amount due to the contract holder. At December 31, 2003, this liability was recorded at market value, which considered the effects of unrealized gains and losses in contract value resulting from changes in crediting rates. Upon adoption of SOP 03-1, the Company reclassified this liability from “Separate account liabilities” to “Policyholders’ account balances” and reduced it by $117.1 million to reflect accreted value, which excludes the effect of unrealized gains and losses in contract value resulting from changes in crediting rates. However, in valuing the valuation of business acquired (“VOBA”) established at the date of acquisition, we considered the effect of unrealized gains and losses in contract value associated with annuities containing the MVA feature on future cash flows. As a result, the reduction in the liability for the MVA feature resulted in a net decrease in VOBA of $128.9 million, and lower future amortization. See Note 7 for further details.

In April 2003, the FASB issued Statement No. 133 Implementation Issue No. B36, “Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor Under Those Instruments.” Implementation Issue No. B36 indicates that a modified coinsurance arrangement (“modco”), in which funds are withheld by the ceding insurer and a return on those withheld funds is paid based on the ceding company’s return on certain of its investments, generally contains an embedded derivative feature that is not clearly and closely related to the host contract and should be bifurcated in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Effective October 1, 2003, the Company adopted the guidance prospectively for existing contracts and all future transactions. As permitted by SFAS No. 133, all contracts entered into prior to January 1, 1999, were grandfathered and are exempt from the provisions of SFAS No. 133 that relate to embedded derivatives. The application of Implementation Issue No. B36 in 2003 had no impact on the financial position or results of operations of the Company.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 generally applies to instruments that are mandatorily redeemable, that represent obligations that will be settled with a variable number of company shares, or that represent an obligation to purchase a fixed number of company shares. For instruments within its scope, the statement requires classification as a liability with initial measurement at fair value. Subsequent measurement depends upon the certainty of the terms of the settlement (such as amount and timing) and whether the obligation will be settled by a transfer of assets or by issuance of a fixed or variable number of equity shares. The Company’s adoption of SFAS No. 150, as of July 1, 2003, did not have a material effect on the Company’s financial position or results of operations.

Reclassifications

Certain amounts in the prior years have been reclassified to conform to the current year presentation.

3. INVESTMENTS

Fixed Maturities and Equity Securities:

The following tables provide additional information relating to fixed maturities and equity securities as of December 31:

	2005
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(in thousands)
Fixed maturities available for sale
Bonds:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$61,392	$301	$(73)	$61,620
States, municipalities and political subdivisions	90,728	282	(299)	90,711
Mortgage-backed securities	189,286	111	(2,771)	186,626
Public utilities	146,037	1,228	(983)	146,282
All other corporate bonds	1,080,334	9,064	(12,068)	1,077,330

Total fixed maturities available for sale	$1,567,777	$10,986	$(16,194)	$1,562,569

Equity securities available for sale	$11,238	$5	$(145)	$11,098

	2004
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(in thousands)
Fixed maturities available for sale
Bonds:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$45,824	$271	$(25)	$46,070
States, municipalities and political subdivisions	84,953	1,550	(178)	86,325
Mortgage-backed securities	54,653	30	(67)	54,616
Public utilities	200,335	4,727	(415)	204,647
All other corporate bonds	1,352,184	30,055	(1,921)	1,380,318

Total fixed maturities available for sale	$1,737,949	$36,633	$(2,606)	$1,771,976

Equity securities available for sale	$11,238	$329	$—	$11,567

The amortized cost and fair value of fixed maturities, by contractual maturities at December 31, 2005 is shown below:

	Available for sale
	Amortized Cost	Fair value
	(in thousands)
Due in one year or less	$18,701	$18,660
Due after one year through five years	622,954	618,880
Due after five years through ten years	540,826	543,089
Due after ten years	196,010	195,314
Mortgage-backed securities	189,286	186,626

Total	$1,567,777	$1,562,569

Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations.

Proceeds from the sale of fixed maturities available for sale during the year ended December 31, 2005, year ended December 31, 2004, eight months ended December 31, 2003, and four months ended April 30, 2003 were $2.2 billion, $2.5 billion, $7.7 million, and $129.0 million, respectively. Proceeds from the maturity of fixed maturities available for sale during the year ended December 31, 2005, year ended December 31, 2004, eight months ended December 31, 2003, and four months ended April 30, 2003, were $49.4 million, $51.1 million, $67.4 million, and $2.6 million, respectively. Gross gains of $6.0 million, $9.0 million, $430 thousand, and $5.6 million, and gross losses of $17.3 million, $18.1 million, $386 thousand, and $150 thousand were realized on those sales during the year ended December 31, 2005, year ended December 31, 2004, eight months ended December 31, 2003, and four months ended April 30, 2003.

As of the date of the Acquisition, the Company changed its classification of equity securities held in support of a deferred compensation plan from available for sale to trading. New management made this decision to align with Prudential Financial’s accounting policy. These equity securities were fair valued on May 1, 2003 under purchase accounting and, therefore, there was no income statement impact for the change in classification. Such investments are now carried at fair value with changes in unrealized gains and losses reported in the Statements of Operations and Comprehensive Income, as a component of “Other income”.

Investment Income and Investment Gains and Losses

Net investment income (loss) arose from the following sources for the year ended December 31, 2005, year ended December 31, 2004, eight months ended December 31, 2003, and four months ended April 30, 2003:

	Successor			Predecessor
	Year ended December 31, 2005	Year ended December 31, 2004	Eight months ended December 31, 2003	Four months ended April 30, 2003
Fixed maturities—available for sale	$87,957	$89,930	$7,547	$5,342
Fixed, market value adjusted investment return	—	(3)	20,713	(6,350)
Equity securities—available for sale	701	703	—	412
Policy loans	627	547	335	101
Short-term investments and cash equivalents	10,495	4,903	230	319
All other	2,330	—	—	—

Gross investment income (loss)	102,110	96,080	28,825	(176)
Less: investment expenses	(9,229)	(5,621)	(2,118)	(1,113)

Net investment income (loss)	$92,881	$90,459	$26,707	$(1,289)

Realized investment (losses) gains, net including charges for other than temporary reductions in value, for year ended December 31, 2005, year ended December 31, 2004, eight months ended December 31, 2003, and four months ended April 30, 2003 were from the following sources:

	Successor			Predecessor
	Year ended December 31, 2005	Year ended December 31, 2004	Eight months ended December 31, 2003	Four months ended April 30, 2003
Fixed maturities	$(11,431)	$(9,071)	$44	$5,465
Equity securities—available for sale	—	—	—	(809)
Derivatives	(2,516)	662	(516)	(8,835)
Sale of Skandia Vida	—	—	—	(422)

Realized investment (losses) gains, net	$(13,947)	$(8,409)	$(472)	$(4,601)

Net Unrealized Investment Gains (Losses)

Net unrealized investment gains (losses) on securities available for sale are included in the Statements of Financial Position as a component of “Accumulated other comprehensive (loss) income.” Changes in these amounts include reclassification adjustments to exclude from “Other comprehensive (loss) income,” those items that are included as part of “Net income” for a period that also had been part of “Other comprehensive (loss) income” in earlier periods. The amounts for the years ended December 31, net of tax, are as follows:

	Unrealized gains (losses) on investments	Deferred Policy Acquisition Costs and Valuation of Business Acquired	Foreign currency translation	Deferred income tax (liability) benefit	Accumulated other comprehensive income (loss) related to net unrealized investment gains (losses)
	(in thousands)
Balance, December 31, 2002 (Predecessor)	$18,931	$—	$(946)	$(6,294)	$11,691
Net investment gains (losses) on investments arising during the period	3,861	—	—	(1,345)	2,516
Reclassification adjustment for gains included in net income	(5,231)	—	—	1,831	(3,400)
Net investment gains (losses) on foreign currency translation during the period	—	—	946	(331)	615

Balance, April 30, 2003 (Predecessor)	17,561	—	—	(6,139)	11,422
Acquisition purchase accounting adjustments	(17,561)	—	—	6,139	(11,422)

Balance, May 1, 2003 opening balance sheet (Successor)	—	—	—	—	—
Net investment gains (losses) on investments arising during the period	(2,474)	—	—	875	(1,599)

Balance, December 31, 2003 (Successor)	(2,474)	—	—	875	(1,599)
Net investment gains (losses) on investments arising during the period	21,109			(13,006)	8,103
Cumulative effect of change in accounting principle	6,615	(1,319)	—	—	5,296
Reclassification adjustment for losses (gains) included in net income	9,071	—	—	—	9,071
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and valuation of business acquired	—	(1,000)	—	819	(181)

Balance, December 31, 2004 (Successor)	34,321	(2,319)	—	(11,312)	20,690
Net investment gains (losses) on investments arising during the period	(51,100)	—	—	—	(51,100)
Reclassification adjustment for losses (gains) included in net income	11,431	—	—	—	11,431
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and valuation of business acquired	—	3,221	—	12,886	16,107

Balance, December 31, 2005 (Successor)	$(5,348)	$902	$—	$1,574	$(2,872)

The table below presents unrealized gains (losses) on investments by asset class at December 31,

	2005	2004	2003
	(in thousands)
Fixed maturities	$(5,208)	$34,027	$(2,474)
Equity securities, available for sale	(140)	294	—

Unrealized gains (losses) on investments	$(5,348)	$34,321	$(2,474)

Duration of Gross Unrealized Loss Positions for Fixed Maturities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities have been in a continuous unrealized loss position, as of December 31, 2005 and 2004:

	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Fixed maturities: 2005

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$28,787	$73	$—	$—	$28,787	$73
State, municipalities and political subdivisions	27,353	29	8,866	270	36,219	299
Corporate securities	682,823	9,051	72,605	4,000	755,428	13,051
Mortgage-backed securities	163,451	2,665	3,894	106	167,345	2,771

Total	$902,414	$11,818	$85,365	$4,376	$987,779	$16,194

Fixed maturities: 2004

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$28,511	$203	$52	$—	$28,563	$203
State, municipalities and political subdivisions	19,956	104	1,040	63	20,996	167
Corporate securities	226,298	1,912	11,416	258	237,714	2,170
Mortgage-backed securities	41,582	66	—	—	41,582	66

Total	$316,347	$2,285	$12,508	$321	$328,855	$2,606

As of December 31, 2005, unrealized gains (losses) on fixed maturities was comprised of $16.2 million of gross unrealized losses and $11.0 million of gross unrealized gains. Gross unrealized losses includes $4.4 million of gross losses that have been in such a position for twelve months or greater. Writedowns for impairments, which were deemed to be other than temporary were $560 thousand.

As of December 31, 2004, unrealized gains (losses) on fixed maturities was comprised of $2.6 million of gross unrealized losses and $36.6 million of gross unrealized gains. Gross unrealized losses includes $0.3 million of gross losses that have been in such a position for twelve months or greater. No adjustment for other than temporary impairments was made at December 31, 2004.

All fixed maturities and equity securities, which were in an unrealized loss position as of December 31, 2003, had been in such a position for less than 12 months. Based on the above information in conjunction with other factors as outlined in our policy surrounding other than temporary impairments (see Note 2), we had concluded that an adjustment for other than temporary impairments was not warranted at December 31, 2003.

Securities Pledged and Special Deposits

The Company pledges investment securities it owns to unaffiliated parties through securities sold under agreements to repurchase transactions. At December 31, 2005 and 2004, the carrying value of fixed maturities available for sale pledged to third parties as reported in the Statements of Financial Position were $7.1 million and $33.4 million, respectively.

Fixed maturities of $4.6 million and $4.7 million at December 31, 2005 and 2004, respectively, were on deposit with governmental authorities or trustees as required by certain insurance laws.

4. PURCHASE PRICE AND INTEGRATION

Prudential Financial’s acquisition of SUSI was accounted for by applying the purchase method of accounting prescribed by Statement of Financial Accounting Standards No. 141. The purchase accounting adjustments have been “pushed-down” to the Company, as applicable. Accordingly, the assets and liabilities assumed of SUSI and its wholly owned subsidiaries, including the Company, were recorded at their fair values as of the date of acquisition. The most significant adjustments related to the value of the unamortized DAC asset being assigned a value of zero, the future fees payable to ASI liability was decreased by $256.6 million and an asset for VOBA was established for $440.1 million. The allocation of the purchase price attributed to the Company at May 1, 2003, was as follows (in thousands):

Total investments at market value	$479,046
Cash and cash equivalents	28,018
VOBA	440,130
Other assets at fair value	352,235
Separate account assets	22,311,085
Policyholder account balances	(167,505)
Other liabilities at fair value	(644,379)
Separate account liabilities	(22,311,085)

Total purchase price	$487,545

Included in other liabilities above is an accrual of approximately $55 million representing costs relating to severance, consolidation of leased office space and other exit costs expected to be incurred as a result of the integration of the Company with Prudential Financial, of which $34.1 million has been paid through December 31, 2005. During 2003, the distribution, marketing and product development functions as well as many administrative, support, and control functions were combined and assimilated. In 2004, integration efforts included consolidating systems platforms and operating functions. Key management from both organizations have been retained, and all major decisions related to the integration have been communicated. As of December 31, 2005, the integration of the Company is substantially complete.

5. DEFERRED POLICY ACQUISITION COSTS

The balances of and changes in DAC as of and for the year ended December 31, 2005, year ended December 31, 2004, eight months ended December 31, 2003, and four months ended April 30, 2003 are as follows:

	Successor			Predecessor
	2005	2004	Eight months ended December 31, 2003	Four months ended April 30, 2003
Balance, beginning of period	$300,901	$122,572	$—	$1,117,544
Capitalization of commissions, sales and issue expenses	278,823	207,018	126,891	46,361
Capitalization of purchase credits	—	—	—	23,362
Amortization of deferred policy acquisition costs	(51,206)	(29,083)	(4,319)	(46,791)
Amortization of purchase credits	—	—	—	(10,331)
Changes in Unrealized Investment Gains and Losses	381	—	—	—
Impact of adoption of SOP 03-1	—	394	—	—

Balance, end of period	$528,899	$300,901	$122,572	$1,130,145

The DAC asset was assigned a fair value of zero on May 1, 2003, as part of purchase accounting.

6. VALUATION OF BUSINESS ACQUIRED

Details of VOBA and related interest and gross amortization for the year ended December 31, 2005, and year ended December 31, 2004 and eight months ended December 31, 2003 is as follows (in thousands):

	2005	2004	Eight months ended December 31, 2003
Balance, beginning of period	$234,167	$402,169	$440,130
Amortization(1)	(53,400)	(37,921)	(54,038)
Interest(2)	12,416	14,866	16,077
Change in unrealized gains/losses	2,840	(1,000)	—
Impact of adoption of SOP 03-1	—	(130,211)	—
Opening balance adjustments	—	(13,736)	—

Balance, end of period	$196,023	$234,167	$402,169

(1)	The average expected life of VOBA was approximately 10 years from the date of acquisition.
(2)	The interest accrual rate was 5.94% for the VOBA related to the businesses acquired.

Certain contracts issued by the Company include a market value adjustment (“MVA”) feature that requires the Company to pay to the contractholder upon surrender the accreted value of the fund as well as a market value adjustment based on the crediting rates on the contract surrendered compared to crediting rates on newly issued contracts or index rate at time of surrender, if applicable. As of December 31, 2003, this liability was reflected at market value, which considers the effects of unrealized gains and losses in contract value resulting from changes in crediting rates. Upon the adoption of SOP 03-1 on January 1, 2004, the Company changed its accounting for American Skandia’s contracts containing MVA features as described previously under “New Accounting Pronouncements.” The Company’s net VOBA balance decreased $130 million upon the adoption of SOP 03-1, primarily due to the change in the liability for the MVA feature since the expected cash flows on this business in force at the time of acquisition that corresponded to obligations covered by SOP 03-1 were considered in establishing the initial VOBA.

Estimated future net amortization of VOBA as of December 31, 2005 is as follows (in thousands):

2006	$38,948
2007	31,609
2008	25,205
2009	19,752
2010	14,753
2011 and thereafter	65,756

Total	$196,023

7. CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS

The Company issues traditional variable annuity contracts through its separate accounts for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contract holder. The Company also issues variable annuity contracts with separate account options where the Company contractually guarantees to the contract holder a return of no less than (a) total deposits made to the contract less any partial withdrawals, (b) total deposits made to the contract less any partial withdrawals plus a minimum return (“minimum return”), or (c) the highest contract value on a specified anniversary date minus any withdrawals following the contract anniversary (“anniversary contract value”). These guarantees include benefits that are payable in the event of death, annuitization or at specified dates during the accumulation period.

The Company also issues annuity contracts with market value adjusted investment options (“MVAs”), which provide for a return of principal plus a fixed rate of return if held to maturity, or, alternatively, a “market adjusted value” if surrendered prior to maturity. The market value adjustment may result in a gain or loss to the Company, depending on crediting rates or an indexed rate at surrender, as applicable.

The assets supporting the variable portion of both traditional variable annuities and certain variable contracts with guarantees are carried at fair value and reported as “Separate account assets” with an equivalent amount reported as “Separate account liabilities.” Amounts assessed against the contract holders for mortality, administration, and other services are included within revenue in “Policy charges and fee income” and changes in liabilities for minimum guarantees are generally included in “Policyholders’ benefits”.

In 2005 there were no gains or losses on transfers of assets from the general account to a separate account.

For those guarantees of benefits that are payable in the event of death, the net amount at risk is generally defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date. For guarantees of benefits that are payable at annuitization, the net amount at risk is generally defined as the present value of the minimum guaranteed annuity payments available to the contract holder determined in accordance with the terms of the contract in excess of the current account balance. For guarantees of accumulation balances, the net amount at risk is generally defined as the guaranteed minimum accumulation balance minus the current account balance. The Company’s contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed may not be mutually exclusive. As of December 31, 2005, the Company had the following guarantees associated with its contracts, by product and guarantee type:

	December 31, 2005		December 31, 2004
	In the Event of Death	At Annuitization/ Accumulation	In the Event of Death	At Annuitization/ Accumulation
	(dollars in millions)
Variable Annuity Contracts

Return of Net Deposits
Account value	$25,582.1	N/A	$23,693.9	N/A
Net amount at risk	$1,970.0	N/A	$2,320.8	N/A
Average attained age of contractholders	60.1 years	N/A	62.4 years	N/A

Anniversary contract value or minimum return
Account value	$4,881.9	$10,733.0	$4,060.9	$6,637.0
Net amount at risk	$602.0	$3.5	$613.0	$1.4
Average attained age of contractholders	62.1 years	58.3 years	63.9 years	58.8 years
Average period remaining until expected annuitization	N/A	6.4 years	N/A	6.5 years

	December 31, 2005		December 31, 2004
	Unadjusted Value	Adjusted Value	Unadjusted Value	Adjusted Value
Market value adjusted annuities
Account value	$1,105.2	$1,115.0	$1,242.8	$1,299.3

Account balances of variable annuity contracts with guarantees were invested in separate account investment options as follows:

	December 31, 2005	December 31, 2004
	(in millions)	(in millions)
Equity funds	$19,223.3	17,228.3
Bond funds	5,058.3	4,987.5
Balanced funds	1,253.2	846.8
Money market funds	1,642.2	1,382.1
Specialty funds	2,181.8	2,067.3

Total	$29,358.8	26,512.0

In addition to the above mentioned amounts invested in separate account investment options, $1,105.2 million and $1,242.8 million of account balances of variable annuity contracts with guarantees, inclusive of contracts with MVA features, were invested in general account investment options as of December 31, 2005 and 2004, respectively.

Liabilities For Guarantee Benefits

The table below summarizes the changes in general account liabilities for guarantees on variable contracts. The liabilities for GMDB and guaranteed minimum income benefits (“GMIB”) are included in “Future policy benefits” and the related changes in the liabilities are included in “Policyholders’ benefits.” Guaranteed minimum withdrawal benefits (“GMWB”), guaranteed minimum income and withdrawals benefits (“GMIWB”), and guaranteed return option (“GRO”) features are considered to be derivatives under SFAS No. 133, and changes in the fair value of the derivative are recognized through “Realized investment gains (losses), net.” At December 31, 2005, the liabilities recorded related to these derivatives were reinsured entirely to an affiliate. See Note 8 and Note 13 for further details.

	GMDB	GMWB/ GRO	GMIWB	GMIB	Totals
	(in millions)
Balance as of January 1, 2004	$8.6	$—	$—	$—	$8.6
Incurred guarantee benefits	62.5	—	—	0.7	63.2
Paid guarantee benefits	(44.7)	—	—	—	(44.7)

Balance as of December 31, 2004	26.4	—	—	0.7	27.1

Incurred guarantee benefits	35.5	2.5	(3.0)	1.7	36.7
Paid guarantee benefits	(35.8)	—	—	—	(35.8)

Balance as of December 31, 2005	$26.1	$2.5	$(3.0)	$2.4	$28.0

The GMDB liability is determined each period end by estimating the accumulated value of a portion of the total assessments to date less the accumulated value of the death benefits in excess of the account balance. The portion of assessments used is chosen such that, at issue or at the acquisition date for contracts in-force at the time of the acquisition, the present value of expected death benefits in excess of the projected account balance and the portion of the present value of total expected assessments over the lifetime of the contracts are equal. The Company regularly evaluates the estimates used and adjusts the GMDB liability balance, with a related charge or credit to earnings, if actual experience or other evidence suggests that earlier assumptions should be revised. The GMIB liability was determined at December 31, 2005 and 2004 by estimating the accumulated value of a portion of the total assessments to date less the accumulated value of the projected income benefits in excess of the account balance.

The present value of death benefits in excess of the projected account balance and the present value of total expected assessments for GMDB’s were determined over a reasonable range of stochastically generated scenarios. For variable annuities, 5,000 scenarios were stochastically generated and, from these, 200 scenarios were selected using a sampling technique.

The GRO features predominantly provide for a guaranteed return of initial account value over a contractually defined period equal to seven years. One other variation of the GRO feature has an additional optional benefit that will provide for a base guarantee of account value seven years after the benefit is effective and every anniversary date thereafter and, if elected, an enhanced guarantee equal to the account value seven years after the effective date of any “step-up” and every anniversary date thereafter. All guaranteed amounts include any additional purchase payments and credits less withdrawals. Significant or prolonged declines in the value of any variable investment options a customer may choose as part of their GRO benefit may result in all or a substantial portion of their account values being allocated to fixed investment allocations, in conjunction with the Company’s automatic rebalancing program associated with this feature.

The GMWB feature guarantees the contractholder’s ability to withdraw amounts equal to an initial principal value (the “GMWB Protected Value”), regardless of the impact of market performance on the contractholder’s account value. The GMWB Protected Value is determined as of the date that the contractholder makes his/her first withdrawal under the annuity following election of GMWB. The initial GMWB Protected Value is equal to the greater of (a) the account value on the date that GMWB is elected, plus any additional purchase payments (and credits, for bonus annuities) before the date of the first withdrawal or (b) the account value of as the date of the first withdrawal. The contractholder also has the option, after a specified period of time, to reset the GMWB Protected Value to the then-current account value, if greater.

The GMIWB feature provides a contractholder with two methods to receive guaranteed minimum payments over time—a “withdrawal” option and an “income” option. Each of these amounts is based on a “protected withdrawal value” (the “GMIWB Protected Withdrawal Value”). The initial GMIWB Protected Withdrawal Value is determined as of the date that the contractholder makes his/her first withdrawal under the annuity following the election of the GMIWB. The initial GMIWB Protected Withdrawal Value is equal to the greatest of three amounts, which, stated generally, are (a) account value, plus additional purchase payments and any credits, rolled up at a specified percentage for a period of time (b) account value as of the date of the first withdrawal and (c) a specified highest anniversary value. Under the withdrawal option, the Company guarantees that a specified percentage of the GMIWB Protected Withdrawal Value can be withdrawn each year until the GMIWB Protected Withdrawal Value has been exhausted. Under the income option, the Company guarantees that a lesser percentage of the GMIWB Protected Withdrawal Value can be withdrawn for life. As under the GMWB feature, the contractholder may elect to step-up the GMIWB Protected Withdrawal Value if, due to positive market performance, the account value is greater than the current GMIWB Protected Withdrawal Value.

Sales Inducements

The Company defers sales inducements and amortizes them over the life of the policy using the same methodology and assumptions used to amortize deferred policy acquisition costs. These deferred sales inducements are included in “Deferred Sales Inducements” in the Company’s Statements of Financial Position. The Company offers a bonus whereby the policyholder’s initial account balance is increased by an amount equal to a specified percentage of the customer’s initial deposit. Changes in deferred sales inducements are as follows:

Sales Inducements
(in millions)
Balance as of January 1, 2004	$70.3
Capitalization	84.1
Amortization	(10.0)

Balance as of December 31, 2004	144.4
Capitalization	99.6
Amortization	(16.6)

Balance as of December 31, 2005	$227.4

8. REINSURANCE

The Company cedes insurance to other insurers in order to fund the cash strain generated from commission costs on current sales and to limit its risk exposure. The Company utilizes both affiliated and unaffiliated reinsurance arrangements. On its unaffiliated arrangements, the Company uses primarily modified coinsurance reinsurance arrangements whereby the reinsurer shares in the experience of a specified book of business. These reinsurance transactions result in the Company receiving from the reinsurer an upfront ceding commission on the book of business ceded in exchange for the reinsurer receiving in the future, a percentage of the future fees generated from that book of business. Such transfer does not relieve the Company of its primary liability and, as such, failure of reinsurers to honor their obligation could result in losses to the Company. The Company reduces this risk by evaluating the financial condition and credit worthiness of reinsurers.

On its affiliated arrangements, the Company uses automatic coinsurance reinsurance arrangements. These agreements cover all significant risks under the policies reinsured. The Company is not relieved of its primary obligation to the policyholder as a result of these reinsurance transactions. These affiliated agreements include the reinsurance of the Company’s GMWB, GMIWB, and GRO features. These features are considered to be derivatives under SFAS No. 133, and changes in the fair value of the derivative are recognized through “Realized investment gains (losses), net.” Please see Note 13 for further details around the affiliated reinsurance agreements.

The effect of reinsurance for the year ended December 31, 2005, year ended December 31, 2004, and the eight months ended December 31, 2003, and four months ended April 30, 2003 was as follows (in thousands):

2005 (Successor)	Gross	Unaffiliated Ceded	Affiliated Ceded	Net
Policy charges and fee income	$489,748	$(28,970)	$(23,277)	$437,501
Realized investment (losses) gains, net	$(13,429)	$—	$(518)	$(13,947)
Policyholders’ benefits	$67,244	$(4,271)	$—	$62,973
General, administrative and other expenses	$336,856	$(6,211)	$—	$330,645

2004 (Successor)
Policy charges and fee income	$401,718	$(30,220)	$(12,965)	$358,533
Realized investment (losses) gains, net	$(8,409)	$—	$—	$(8,409)
Policyholders’ benefits	$86,948	$—	$—	$86,948
General, administrative and other expenses	$268,318	$(3,804)	$—	$264,514

Eight months ended December 31, 2003 (Predecessor)
Policy charges and fee income	$264,835	$(22,880)	$—	$241,955
Realized investment (losses) gains, net	$(472)	$—	$—	$(472)
Policyholders’ benefits	$43,246	$434	$—	$43,680
General, administrative and other expenses	$162,116	$(2,143)	$—	$159,973

Four months ended April 30, 2003 (Predecessor)
Policy charges and fee income	$120,392	$(11,179)	$—	$109,213
Realized investment (losses) gains, net	$(4,601)	$—	$—	$(4,601)
Policyholders’ benefits	$24,355	$(409)	$—	$23,946
General, administrative and other expenses	$104,795	$(7,155)	$—	$97,640

9. INCOME TAXES

The components of income tax expense (benefit) for the year ended December 31, 2005, year ended December 31, 2004, eight months ended December 31, 2003, and four months ended April 30, 2003 are as follows:

	Successor			Predecessor
	2005	2004	Eight months ended December 31, 2003	Four months ended April 30, 2003
Current tax (benefit) expense:
U.S. and foreign	$51	$3,936	$(1,950)	$(2,706)
State and local	—	135	(22)	(464)

Total	51	4,071	(1,972)	(3,170)

Deferred tax expense (benefit):
U.S. and foreign	45,202	31,595	51,475	(5,374)
State and local	789	1,353	898	—

Total	45,991	32,948	52,373	(5,374)

Total income tax expense (benefit)	$46,042	$37,019	$50,401	$(8,544)

The income tax expense (benefit) for the year ended December 31, 2005, year ended December 31, 2004, eight months ended December 31, 2003, and four months ended April 30, 2003 differs from the amount computed by applying the expected federal income tax rate of 35% to income from operations before income taxes for the following reasons:

	Successor		Predecessor
	2005	2004	Eight months ended December 31, 2003	Four months ended April 30, 2003
	(in thousands)
Expected federal income tax expense (benefit)	$71,563	$50,400	$49,440	$(263)
Dividends received deduction	(21,848)	(14,052)	—	(2,800)
Loss on foreign subsidiary	—	—	—	(5,374)
Tax credits	(4,841)
State income taxes, net of federal benefit	513	435	570	(301)
Other	655	236	391	194

Total income tax expense (benefit)	$46,042	$37,019	$50,401	$(8,544)

Deferred tax assets and liabilities at December 31, resulted from the items listed in the following table:

	2005	2004
	(in thousands)
Deferred tax assets
Insurance reserves	$303,736	$289,430
Income taxed in advance	34,410	71,011
Compensation reserves	11,954	19,235
Net operating loss carryforwards	94,749	22,752
Net unrealized losses on securities	1,889	—
Other	30,572	21,900

Deferred tax assets	477,310	424,328

Deferred tax liabilities
VOBA and deferred acquisition cost	(247,383)	(167,161)
Net unrealized gains on fixed maturity securities	—	(11,311)
Other	(2,351)	(5,741)

Deferred tax liabilities	(249,734)	(184,213)

Net deferred tax asset/(liability)	$227,576	$240,115

The Company’s federal and state net operating loss carryforwards, totaling approximately $270 million will expire, if not used, between 2009 and 2020.

Management believes that based on its historical pattern of taxable income, the Company will produce sufficient income in the future to realize its deferred tax assets. It is intended that the Company will join in the federal income tax return of Prudential Financial once it becomes an eligible company. A valuation allowance would be recorded in the event of a change in management’s assessment of the amount of the deferred tax asset that is realizable.

The Company’s federal income tax returns for the 2002 and 2003 periods are currently under examination.

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

Statutory net income (loss) of the Company amounted to $(31.4) million, $101.1 million, and ($13.7) million, for the years ended December 31, 2005, 2004, and 2003, respectively. Statutory surplus of the Company amounted to $367.3 million and $399.0 million at December 31, 2005 and 2004, respectively.

Without prior approval of its domiciliary commissioner, dividends to shareholders are limited by the laws of the Company’s state of incorporation, Connecticut. The State of Connecticut restricts dividend payments to the greater of 10% of the prior year’s surplus or net gain from operations from the prior year. Net gain from operations is defined as income after taxes but prior to realized capital gains, as reported on the Summary of Operations. Based on 2005 earnings, there is capacity to pay a dividend of $36.7 million without prior approval in 2006.

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

Commercial Loans

The fair value of commercial loans held by the Company’s commercial mortgage operations is based upon various factors, including the terms of the loans, the intended exit strategy for the loans based upon either a securitization pricing model or commitments from investors, prevailing interest rates, and credit risk.

The following table discloses the carrying amounts and estimated fair values of the Company’s financial instruments at December 31:

	2005		2004
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
	(in thousands)
Financial assets:
Fixed maturities	$1,562,569	$1,562,569	$1,771,976	$1,771,976
Trading securities	30,778	30,778	47,316	47,316
Equity securities	11,098	11,098	11,567	11,567
Commercial Loans	6,000	6,037	—	—
Policy loans	11,779	11,779	10,323	10,323
Short-term investments	209,691	209,691	423,971	423,971
Cash and cash equivalents	3,507	3,507	72,854	72,854
Separate account assets	29,786,393	29,786,393	26,984,413	26,984,413

Financial liabilities:
Securities sold under agreements to repurchase	7,147	7,147	33,373	33,373
Short-term borrowing	208,584	208,584	140,363	140,363
Long-term borrowing	135,000	135,000	135,000	135,000
Separate account liabilities	29,786,393	29,786,393	26,984,413	26,984,413

12. CONTINGENT LIABILITIES AND LITIGATION

Contingent Liabilities

On an ongoing basis, our internal supervisory and control functions review the quality of our sales, marketing, annuity administration and servicing, and other customer interface procedures and practices and may recommend modifications or enhancements. From time to time this review process results in the discovery of product administration, servicing or other errors, including errors relating to the timing or amount of payments due to customers. In certain cases, if appropriate, we may offer customers remediation and may incur charges, including the costs of such remediation, administrative costs and regulatory fines.

It is possible that the results of operations or the cash flow of the Company in a particular quarterly or annual period could be materially affected as a result of payments in connection with the matters discussed above depending, in part, upon the results of operations or cash flow for such period. Management believes, however, that the ultimate payments in connection with these matters, after consideration of applicable reserves and rights to indemnification, should not have a material adverse effect on the Company’s financial position.

During the third quarter of 2004, the Company identified a system-generated calculation error in its annuity contract administration system. This error related to the calculation of amounts due to customers for certain transactions subject to a market value adjustment upon the surrender or transfer of monies out of their annuity contract’s fixed allocation options. The error resulted in an underpayment to policyholders, as well as additional anticipated costs to the Company associated with remediation, breakage and other costs. During 2004, the Company established a reserve of $32 million relating to this matter. There were no significant developments regarding the remediation of this matter during 2005.

Litigation and Regulatory Matters

We are subject to legal and regulatory actions in the ordinary course of our business, including class action lawsuits. Our pending legal and regulatory actions include proceedings specific to the Company and proceedings generally applicable to business practices in the industry in which we operate. We are subject to class action lawsuits and other litigation alleging, among other things, that we made improper or inadequate disclosures in connection with the sale of annuity products or charged excessive or impermissible fees on these products, recommended unsuitable products to customers, mishandled customer accounts or breached fiduciary duties to customers. We are also subject to litigation arising out of our general business activities, such as our investments, contracts, leases and labor and employment relationships, including claims of discrimination and harassment. In some of our pending legal and regulatory actions, parties are seeking large and/or indeterminate amounts, including punitive or exemplary damages. The following is a summary of certain pending proceedings.

The Company is in discussions with various state insurance departments concerning a remediation program to correct errors in the administration of approximately 11,000 annuity contracts issued by the Company. The owners of these contracts did not receive notification that the contracts were approaching or past their designated annuitization date or default annuitization date (both dates referred to as the “contractual annuity date”) and the contracts were not annuitized at their contractual annuity dates. Some of these contracts also were affected by data integrity errors resulting in incorrect contractual annuity dates. The lack of notice and the data integrity errors, as reflected on the annuities administrative system, all occurred before the acquisition of the Company by Prudential Financial. Certain state insurance departments have requested modifications to the remediation program that the Company anticipates will impact the overall cost of the program. The remediation and administrative costs of the remediation program would be subject to the indemnification provisions of the acquisition agreement relating to the Acquisition.

With the approval of Skandia, an offer was made to the authorities investigating the Company and certain affiliated companies, the SEC and NYAG, to settle the matters relating to market timing in variable annuities by paying restitution and a civil penalty of $95 million in the aggregate. While not assured, the Company believes these discussions are likely to lead to settlements with these authorities. Any regulatory settlement involving the Company or any affiliates of the Company that Prudential Financial acquired from Skandia through the Acquisition would be subject to the indemnification provisions of the acquisition agreement. If achieved, settlement of the matters could involve continuing monitoring, changes to and/or supervision of business practices, findings that may adversely affect existing or cause additional litigation, adverse publicity and other adverse impacts to the Company’s business.

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

It should be noted that the judgments, settlements and expenses associated with many of these lawsuits, administrative and regulatory matters, and contingencies, including the claims described above, may, in whole or in part, after satisfaction of certain retention requirements, fall within Skandia’s indemnification obligations to Prudential Financial and its subsidiaries under the terms of the Acquisition. Those obligations of Skandia provide for indemnification of certain judgments, settlements, and costs and expenses associated with lawsuits and other claims against the Company (“matters”), and apply only to matters, or groups of related matters, for which the costs and expenses exceed $25,000 individually. Those obligations only apply to such costs and expenses that exceed $10 million in the aggregate, subject to reduction for insurance proceeds, certain accruals and any realized tax benefit applicable to such amounts, and those obligations do not apply to the extent that such aggregate exceeds $1 billion.

13. RELATED PARTY TRANSACTIONS

Affiliated Asset Management Fee Income

In accordance with an agreement with ASISI, the Company receives fee income calculated on policyholder account balances invested in the American Skandia Trust. Income received from ASISI related to this agreement was $82.3 million, $72.0 million, $43.7 million, and $19.0 million for the year ended December 31, 2005, year ended December 31, 2004, eight months ended December 31, 2003, and four months ended April 30, 2003, respectively. These revenues are recorded as “Asset management fees” in the Statements of Operations and Comprehensive Income.

Cost Allocation Agreements with Affiliates

Certain operating costs (including rental of office space, furniture, and equipment) have been charged to the Company at cost by American Skandia Information Services and Technology Corporation (“ASIST”), an affiliated company. ASLAC signed a written service agreement with ASIST for these services executed and approved by the Connecticut Insurance Department in 1995. This agreement automatically continues in effect from year to year and may be terminated by either party upon 30 days written notice.

Allocated lease expense was $8.6 million, $9.1 million, $4.6 million, and $2.0 million for the year ended December 31, 2005, year ended December 31, 2004, the eight months ended December 31, 2003, and four months ended April 30, 2003 respectively. Allocated sub-lease rental income, recorded as a reduction to lease expense, was $2.5 million, $2.3 million, $1.2 million, and $622 thousand for the year ended December 31, 2005, year ended December 31, 2004, the eight months ended December 31, 2003, and four months ended April 30, 2003, respectively. Assuming that the written service agreement between ASLAC and ASIST continues indefinitely, ASLAC’s allocated future minimum lease payments and sub-lease receipts per year and in aggregate as of December 31, 2005 are as follows (in thousands):

	Lease	Sub-Lease
2006	$8,137	$2,501
2007	8,137	2,332
2008	8,137	1,880
2009	7,409	1,869
2010	3,769	1,496
2011 and thereafter	10,207	3,282

Total	$45,796	$13,360

Beginning in 1999, the Company was reimbursed by its affiliate American Skandia Marketing, Incorporated (“ASM”) for certain distribution related costs associated with the sales of variable annuities from revenues ASM receives under a 12b-1 plan of AST. Under this agreement, the expenses reimbursed were $4.3 million, $4.9 million, and $2.1 million for the year ended December 31, 2004, eight months ended December 31, 2003, and four months ended April 30, 2003, respectively. This agreement was terminated at the end of 2004.

The Company and ASM have a written Service Agreement, approved by the Connecticut Insurance Department on September 13, 1996, whereby ASM pays, on behalf of the Company, information consulting fees payable in connection with the sale of the Company’s insurance products. The Company reimburses ASM for ASM’s payment of such fees on the Company’s behalf. The Company paid ASM $32.8 million, $21.4 million, $9.6 million and $34.2 million during the twelve months ended December 31, 2004, eight months ended December 31, 2003, four months ended April 30, 2003, and year ended December 31, 2002, respectively, pursuant to the agreement. Beginning in 2005, information consulting fees are paid directly by the Company.

The Company pays commissions and certain other fees to ASM in consideration for ASM’s marketing and underwriting of the Company’s products, which commissions and fees are paid by ASM to unaffiliated broker-dealers who sell the Company’s products. Commissions and fees paid by the Company to ASM during the year ended December 31, 2005, year ended December 31, 2004, eight months ended December 31, 2003, and four months ended April 30, 2003 were $312.3 million, $222.0 million, $136.5 million, and $46.0 million, respectively.

Reinsurance Agreements

During 2005, the Company entered into new reinsurance agreements with affiliates as part of its risk management and capital management strategies. The Company entered into a coinsurance agreement with Prudential Insurance providing for the 100% reinsurance of its Lifetime Five benefit feature (GMIWB) sold on new business prior to May 6, 2005. Fees ceded on this agreement, included in “Policy charges and fee income” on the financial statements, were $850 thousand as of December 31, 2005. Effective July 1, 2005, the Company entered into a new coinsurance agreement with Pruco Re, Ltd. providing for the 100% reinsurance of its Lifetime Five benefit feature sold on new business after May 5, 2005 as well as for riders issued from March 15, 2005 forward on business in-force before March 15, 2005. Fees ceded on this agreement, included in “Policy charges and fee income” on the financial statements, were $3.8 million as of December 31, 2005.

During 2004, we entered into two new reinsurance agreements with affiliates as part of our risk management and capital management strategies. We entered into a 100% coinsurance agreement with The Prudential Insurance Company of America providing for the reinsurance of our guaranteed minimum withdrawal benefit feature (GMWB). Fees ceded on this agreement, included in “Policy charges and fee income” on the financial statements, were $2.4 million and $0.9 million for 2005 and 2004, respectively. We also entered into a 100% coinsurance agreement with Pruco Re, Ltd. providing for the reinsurance of our guaranteed return option (GRO). In prior years, the Company entered into reinsurance agreements to provide additional capacity for growth in supporting the cash flow strain from the Company’s variable annuity and variable life insurance business. Fees ceded on this agreement, included in “Policy charges and fee income” on the financial statements, were $16.2 million and $12.1 million for 2005 and 2004, respectively.

Debt Agreements

Short-term and Long-term borrowings

The Company had a $10.0 million short-term loan payable to ASI at December 31, 2004 and 2003 as part of a revolving loan agreement. The loan had an interest rate of 2.66% and matured on January 30, 2005. The loan was subsequently rolled over with a new interest rate of 2.66% and matured on April 30, 2005. The loan was not rolled over after April 30, 2005. The total related interest expense to the Company was $22 thousand, $232 thousand, $116 thousand, and $60 thousand for the year ended December 31, 2005, year ended December 31, 2004, eight months ended December 31, 2003, and four months ended April 30, 2003, respectively. Accrued interest payable was $46 thousand as of December 31, 2004.

On January 3, 2002, the Company entered into a $150 million credit facility agreement with ASI. This credit facility terminated on December 31, 2005 and no amounts were outstanding under this credit facility. As of December 31, 2004, $126 million was outstanding under this credit facility. Interest expense related to these borrowings was $468 thousand, $2.6 million, $534 thousand, and $56 thousand for the year ended December 31, 2005, year ended December 31, 2004, eight months ended December 31, 2003, and four months ended April 30, 2003. Accrued interest payable was $250 thousand as of December 31, 2004.

On March 12, 2004, the Company entered into a $45 million loan with Prudential Funding LLC. This loan had an interest rate of 2.78% and matured on March 10, 2005. The loan was subsequently rolled over with a new interest rate of 4.80% and new maturity date of on March 12, 2007. Interest paid related to these borrowings was $1.6 million for the year ended December 31, 2005 and $248 thousand for the year ended December 31, 2004. As of December 31, 2005, $45 million was outstanding under this credit facility. Accrued interest payable was $114 thousand as of December 31, 2005 and $73 thousand as of December 31, 2004.

On March 10, 2005, the Company entered into a $30 million loan with Prudential Funding, LLC. This loan has an interest rate of 4.68% and matures on March 10, 2006. The total related interest expense to the Company was $869 thousand for the year ended December 31, 2005. Accrued interest payable was $74 thousand as of December 31, 2005.

On March 10, 2005, the Company entered into a $30 million loan with Prudential Funding, LLC. This loan has an interest rate of 4.80% and matures on March 12, 2007. The total related interest expense to the Company was $897 thousand for the year ended December 31, 2005. Accrued interest payable was $76 thousand as of December 31, 2005.

On March 10, 2005, the Company entered into a $30 million loan with Prudential Funding, LLC. This loan has an interest rate of 4.86% and matures on March 11, 2008. The total related interest expense to the Company was $912 thousand for the year ended December 31, 2005. Accrued interest payable was $77 thousand as of December 31, 2005.

On May 1, 2004, the Company entered into a $500 million credit facility agreement with Prudential Funding LLC. Effective December 1, 2004, the credit facility agreement was increased to $750 million. Interest paid related to these borrowings was $1.7 million and $678 thousand for the year ended December 31, 2005 and December 31, 2004, respectively. As of December 31, 2005 and 2004 $208.6 million and $94 million, respectively, was outstanding under this credit facility. Accrued interest payable was $223 thousand and $95 thousand as of December 31, 2005 and 2004, respectively.

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

The Company has determined, using assumptions for lapses, mortality, free withdrawals and a long-term fund growth rate of 8% on the Company’s assets under management, that the discounted estimated future payments to ASI would be $126.7 million and $222.6 million as of December 31, 2005 and 2004, respectively.

Payments, representing fees and charges in the aggregate amount, of $96.6 million, $122.2 million, $94.3 million, and $50.5 million were made by the Company to ASI during the year ended December 31,2005, year ended December 31, 2004, eight months ended December 31, 2003, and four months ended April 30, 2003, respectively. Related expense (income) of $9.2 million, $12.7 million, $11.1 million, and ($11.6) million has been included in the Statements of Operations and Comprehensive Income for the year ended December 31, 2005, year ended December 31, 2004, eight months ended December 31, 2003, and four months ended April 30, 2003, respectively.

The Commissioner of the State of Connecticut has approved the transfer of future fees and charges; however, in the event that the Company becomes subject to an order of liquidation or rehabilitation, the Commissioner has the ability to restrict the payments due to ASI, into a restricted account, under the Purchase Agreement subject to certain terms and conditions.

The present values of the transactions that are still active as of 12/31/2005 as of the respective effective date were as follows (dollars in thousands):

Transaction	Closing Date	Effective Date	Contract Issue Period	Discount Rate	Present Value
1998-2	11/10/98	10/1/98	5/1/97 – 8/31/98	7.0%	68,573
1999-1	6/23/99	6/1/99	4/1/94 – 4/30/99	7.5%	120,632
1999-2	12/14/99	10/1/99	11/1/98 –7/31/99	7.5%	145,078
2000-1	3/22/00	2/1/00	8/1/99 – 1/31/00	7.5%	169,459
2000-2	7/18/00	6/1/00	2/1/00 – 4/30/00	7.25%	92,399
2000-3	1/18/01	12/1/00	5/1/00 – 10/31/00	7.25%	107,138
2000-4	12/28/00	12/1/00	1/1/98 – 10/31/00	7.25%	107,291
2002-1	4/12/02	3/1/02	11/1/00 – 12/31/01	6.0%	101,713

Future amortization of future fees payable to ASI as of December 31, 2005, according to a revised amortization schedule, are as follows (in thousands):

Year	Amount
2006	$64,619
2007	36,361
2008	11,421
2009	750

Total	$113,151

Inter-affiliate Asset Purchase

During the second quarter of 2004, the Company purchased bonds from an affiliate company, The Prudential Insurance Company of America. The Company purchased fixed maturity investments for $30.7 million, the acquisition-date fair value, but reflected the cost of the investments at the historic amortized cost to the affiliate. The difference between the historic amortized cost and the fair value, net of taxes, was reflected as additional paid-in capital of $(0.9) million. The fixed maturity investments are categorized in the Company’s balance sheet as fixed maturities available–for sale, and are therefore carried at fair value, with the difference between amortized cost and fair value reflected in accumulated other comprehensive income.

14. LEASES

The Company entered into an eleven-year lease agreement for office space in Westminster, Colorado, effective January 1, 2001. Lease expense for the year ended December 31, 2005, year ended December 31 2004, the eight months ended December 31, 2003, and four months ended April 30, 2003 was $3.0 million, $2.9 million, $1.7 million, and $899 thousand, respectively. Sub-lease rental income was $405 thousand, $455 thousand, $297 thousand, and $129 thousand for the year ended December 31, 2005, year ended December 31 2004, eight months ended December 31, 2003, and four months ended April 30, 2003. Future minimum lease payments and sub-lease receipts per year and in aggregate as of December 31, 2005 are as follows (in thousands):

	Lease	Sub-Lease
2006	$3,019	$493
2007	3,032	640
2008	3,166	446
2009	3,166	164
2010	3,166	164
2011 and thereafter	2,903	164

Total	$18,452	$2,071

15. EMPLOYEE BENEFITS

The Company’s employees are covered by funded non-contributory defined benefit pensions plans of Prudential Insurance. Prudential Insurance also has several non-funded non-contributory defined benefit plans covering certain executives. Benefits for transitioned former employees of the Company are based on a notional account balance that takes into consideration age, service and salary during their careers. Prudential Insurance’s funding policy is to contribute annually an amount necessary to satisfy the Internal Revenue Code contribution guidelines, but no contributions have been required in recent years.

The Company has no legal obligation for benefits under these plans.

Substantially all of the Company’s employees may become eligible to receive postretirement benefits under Prudential Insurance plans if they retire after age 55 with at least 10 years of service. These benefits are funded as considered necessary.

The Company’s share of net expense for the pension plans was $3.1 million and $7.2 million for the twelve months ended December 31, 2005 and twelve months ended December 31, 2004, respectively.

Prudential Insurance sponsors voluntary savings plan for the Company’s employees (401(k) plans). The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The expense charged the Company for the matching contribution to the plans was $1.4 million and $1.2 million in 2005 and 2004, respectively.

Prior to May 1, 2003, the Company had a 401(k) plan for which substantially all employees are eligible. Under this plan, the Company provides a 50% match on employees’ contributions up to 6% of an employee’s salary (for an aggregate match of up to 3% of the employee’s salary). Additionally, the Company may contribute additional amounts based on profitability of the Company and certain of its affiliates. Expenses (income) related to this program for the eight months ended December 31, 2003, and four months ended April 30, 2003 were ($70) thousand and $425 thousand respectively. Company contributions to this plan on behalf of the participants were $4 thousand and $896 thousand for the eight months ended December 31, 2003, and four months ended April 30, 2003.

The Company and certain affiliates cooperatively have a long-term incentive program under which units are awarded to executive officers and other personnel. This plan terminated in March 2004. Prior to May 1, 2003, the Company and certain affiliates also had a profit sharing program, which benefits all employees below the officer level. These programs consist of multiple plans with new plans instituted each year. Generally, participants must remain employed by the Company or its affiliates at the time such units are payable in order to receive any payments under the programs. The accrued liability representing the value of these units was $74 thousand as of December 31, 2004. (Income) expenses related to these programs for the twelve months ended December 31, 2004, eight months ended December 31, 2003, and four months ended April 30, 2003 were $3 thousand, ($468) thousand, and $249 thousand, respectively. Payments under these programs were $74 thousand, $1.1 million, $1.0 million, and $4.7 million, for the twelve months ended December 31, 2005, twelve months ended December 31 2004, eight months ended December 31, 2003, and four months ended April 30, 2003.

16. CONTRACT WITHDRAWAL PROVISIONS

Approximately 99% of the Company’s separate account liabilities are subject to discretionary withdrawal by contract owners at market value or with market value adjustment. Separate account assets, which are carried at fair value, are adequate to pay such withdrawals, which are generally subject to surrender charges ranging from 9% to 1% for contracts held less than 10 years.

17. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The unaudited quarterly results of operations for the years ended December 31, 2005, 2004 and 2003 are summarized in the table below:

	Three months ended (Successor)
	March 31	June 30	September 30	December 31
	(in thousands)
2005
Total revenues	$165,864	$164,677	$168,608	$168,836
Total benefits and expenses	123,726	122,891	101,247	115,655
Income (loss) from operations before income taxes and cumulative effect of accounting change	42,138	41,786	67,361	53,181
Net income (loss)	30,119	35,585	49,419	43,301

	Three months ended (Successor)
	March 31	June 30	September 30	December 31
	(in thousands)
2004
Total revenues	$140,459	$142,537	$138,119	$154,467
Total benefits and expenses	101,440	106,263	101,229	122,650
Income (loss) from operations before income taxes and cumulative effect of accounting change	39,019	36,274	36,890	31,817
Net income (loss)	9,807	25,803	29,508	24,785

	Predecessor		Successor
	Three months ended March 31	One month ended April 30	Two months ended June 30	Three months ended September 30	Three months ended December 31
			(in thousands)
2003
Total revenues	$104,470	$30,059	$89,807	$126,498	$133,294
Total benefits and expenses	124,243	11,036	52,837	72,227	83,278
(Loss) income from operations before income taxes	(19,773)	19,023	36,970	54,271	50,016
Net (loss) income	(11,554)	19,348	25,184	37,183	28,489