Form 10-Q
period 2006-03-31
AMERICAN SKANDIA LIFE ASSURANCE CORP/CT
filed 2006-05-12
CIK 881453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 12, 2006, 25,000 shares of the registrant’s Common Stock (par value $100) consisting of 100 voting shares and 24,900 non-voting shares, were outstanding. As of such date, American Skandia, Inc., an indirect wholly owned subsidiary of Prudential Financial, Inc., a New Jersey corporation, owned all of the registrant’s Common Stock.

American Skandia Life Assurance Corporation meets the conditions set forth in General Instruction (H) (1) (a) and (b) on Form 10-Q and

is therefore filing this form with the reduced disclosure format.

FORWARD LOOKING STATEMENTS

Some of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, may constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon American Skandia Life Assurance Corporation. There can be no assurance that future developments affecting American Skandia Life Assurance Corporation will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of stock, real estate and other financial markets; (2) interest rate fluctuations; (3) reestimates of our reserves for future policy benefits and claims; (4) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates, or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (5) changes in our assumptions related to deferred policy acquisition costs and valuation of business acquired; (6) changes in our claims-paying or credit ratings; (7) investment losses and defaults; (8) competition in our product lines and for personnel; (9) changes in tax law; (10) regulatory or legislative changes; (11) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities; (12) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (13) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (14) effects of acquisitions, divestitures and restructurings, including possible difficulties in integrating and realizing the projected results of acquisitions; (15) changes in statutory or U.S. GAAP accounting principles, practices or policies; and (16) changes in assumptions for retirement expense. American Skandia Life Assurance Corporation does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 for a discussion of certain risks relating to our business.

PART I-FINANCIAL INFORMATION

ITEM 1. Financial Statements

American Skandia Life Assurance Corporation

Unaudited Interim Statements of Financial Position

As of March 31, 2006 and December 31, 2005 (in thousands)

	March 31, 2006	December 31, 2005
ASSETS
Fixed maturities available for sale, at fair value (amortized cost – 2006: $1,360,422; 2005: $1,567,777)	$1,344,934	$1,562,569
Trading account assets, at fair value	30,516	30,778
Equity securities available for sale, at fair value (cost – 2006: $11,238; 2005: $11,238)	10,935	11,098
Commercial loans	16,571	6,000
Policy loans	11,922	11,779
Short-term investments	144,215	209,691

Total investments	1,559,093	1,831,915
Cash and cash equivalents	10,675	3,507
Deferred policy acquisition costs	587,627	528,899
Accrued investment income	13,637	16,847
Reinsurance recoverable	4,271	4,271
Income taxes receivable	228,046	229,802
Valuation of business acquired	186,700	196,023
Deferred sales inducements	252,118	227,415
Other assets	184,869	67,431
Separate account assets	31,820,360	29,786,393

TOTAL ASSETS	$34,847,396	$32,892,503

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Policyholders’ account balances	$1,055,828	$1,226,551
Future policy benefits and other policyholder liabilities	77,047	69,766
Payables to Parent and affiliates	82,825	44,047
Cash collateral for loaned securities	111,262	173,987
Securities sold under agreements to repurchase	—	7,147
Short-term borrowing	250,207	208,584
Long-term borrowing	105,000	135,000
Future fees payable to American Skandia, Inc.	94,536	113,151
Other liabilities	395,619	304,971
Separate account liabilities	31,820,360	29,786,393

Total liabilities	33,992,684	32,069,597

Commitments and Contingent Liabilities (See Note 3)

Stockholder’s Equity
Common stock, $100 par value; 25,000 shares, authorized, issued and outstanding	2,500	2,500
Additional paid-in capital	484,096	484,096
Retained earnings	376,737	339,182
Accumulated other comprehensive (loss)	(8,621)	(2,872)

Total stockholder’s equity	854,712	822,906

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$34,847,396	$32,892,503

See Notes to Unaudited Interim Financial Statements

American Skandia Life Assurance Corporation

Unaudited Interim Statements of Operations and Comprehensive Income

Three Months ended March 31, 2006 and 2005 (in thousands)

	Three Months ended March 31, 2006	Three Months ended March 31, 2005
REVENUES

Premiums	$4,472	$9,666
Policy charges and fee income	133,174	107,989
Net investment income	19,678	21,791
Realized investment (losses) gains, net	(14,138)	(5,335)
Asset management fees	35,103	29,781
Other income	534	(1,245)

Total revenues	178,823	162,647

BENEFITS AND EXPENSES

Policyholders’ benefits	19,728	27,465
Interest credited to policyholders’ account balances	17,123	18,247
General, administrative and other expenses	99,586	74,797

Total benefits and expenses	136,437	120,509

INCOME FROM OPERATIONS BEFORE INCOME TAXES	42,386	42,138

Income tax expense	4,831	12,019

NET INCOME	37,555	30,119

Other comprehensive income (loss), net of taxes	(5,749)	(23,253)

COMPREHENSIVE INCOME	$31,806	$6,866

See Notes to Unaudited Interim Financial Statements

American Skandia Life Assurance Corporation

Unaudited Interim Statements of Stockholder’s Equity

Three months ended March 31, 2006 (in thousands)

	Common Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total stockholder’s equity
Balance, December 31, 2005	$2,500	$484,096	$339,182	$(2,872)	$822,906

Net income			37,555		37,555
Other comprehensive (loss), net of taxes				(5,749)	(5,749)

Balance, March 31, 2006	$2,500	$484,096	$376,737	$(8,621)	$854,712

See Notes to Unaudited Interim Financial Statements

American Skandia Life Assurance Corporation

Unaudited Interim Statements of Cash Flows

Three Months ended March 31, 2006 and 2005 (in thousands)

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES:
Net income	$37,555	$30,119
Adjustments to reconcile net income to net cash (used in) operating activities:
Realized investment losses, net	14,138	5,335
Amortization and depreciation	10,784	10,274
Interest credited to policyholders’ account balances	12,260	13,983
Change in:
Policy reserves	7,280	14,108
Accrued investment income	3,210	219
Trading account assets	262	1,883
Net receivable to Parent and affiliates	38,778	1,930
Deferred Sales Inducements	(24,703)	(16,142)
Deferred policy acquisition costs	(58,338)	(43,278)
Income taxes payable (receivable)	4,910	13,758
Other, net	(36,313)	(39,531)

Cash Flows (Used in) From Operating Activities	9,823	7,342

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Proceeds from the sale/maturity of fixed maturities available for sale	711,171	546,660
Payments for the purchase of fixed maturities available for sale	(512,711)	(583,852)
Payments for the purchase of commercial loans	(10,571)	—
Proceeds from the sale/maturity of policy loans	113	—
Payments for the issuance of policy loans	(256)	(584)
Other short-term investments, net	65,476	41,897

Cash Flows From (Used in) Investing Activities	253,222	4,121

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Decrease in future fees payable to ASI, net	(18,614)	(23,822)
Cash collateral for loaned securities	(62,726)	(62,683)
Securities sold under agreement to repurchase	(7,147)	(8,225)
Net increase in long-term borrowing	(30,000)	—
Net increase in short-term borrowing	41,622	41,795
Drafts outstanding	3,521	(84,124)
Policyholder’s account balances:
Deposits	16,661	151,433
Withdrawals	(199,194)	(76,480)

Cash Flows (Used in) From Financing Activities	(255,877)	(62,106)

Net (decrease) increase in cash and cash equivalents	7,168	(65,327)
Cash and cash equivalents, beginning of period	3,507	72,854

CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,675	$7,527

Income taxes (received) paid	$(75)	$(1,739)

Interest paid	$14,852	$1,266

See Notes to Unaudited Interim Financial Statements

American Skandia Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

1. BUSINESS

American Skandia Life Assurance Corporation (the “Company”), with its principal offices in Shelton, Connecticut, is an indirect wholly owned subsidiary of Prudential Financial, Inc. (“Prudential Financial”), a New Jersey corporation. The Company is a wholly owned subsidiary of American Skandia, Inc. (“ASI”), which in turn is an indirect wholly owned subsidiary of Prudential Financial. On December 19, 2002, Skandia Insurance Company Ltd. (publ) (“Skandia”), an insurance company organized under the laws of the Kingdom of Sweden, and the ultimate parent company of the Company prior to May 1, 2003, entered into a definitive purchase agreement with Prudential Financial whereby Prudential Financial would acquire the Company and certain of its affiliates (the “Acquisition”). On May 1, 2003, the initial phase of the Acquisition was consummated. Thus, the Company now is an indirect wholly owned subsidiary of Prudential Financial.

The Company develops long-term savings and retirement products, that are distributed through its affiliated broker-dealer company, American Skandia Marketing, Incorporated. The Company currently issues variable and fixed deferred and immediate annuities for individuals and groups in the United States of America and its territories.

The Company is engaged in a business that is highly competitive because of the large number of stock and mutual life insurance companies and other entities engaged in marketing insurance products, and individual and group annuities.

2. BASIS OF PRESENTATION

The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and on a basis consistent with reporting interim financial information in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. These interim financial statements are unaudited but reflect all adjustments that, in the opinion of management, are necessary to provide a fair presentation of the results of operations and financial condition of the Company for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for a full year. Certain amounts in the Company’s prior year financial statements have been reclassified to conform with the current year presentation. These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

3. CONTINGENCIES AND LITIGATION

Contingencies

On an ongoing basis, our internal supervisory and control functions review the quality of our sales, marketing, administration and servicing, and other customer interface procedures and practices and may recommend modifications or enhancements. From time to time, this review process results in the discovery of administration, servicing or other errors, including errors relating to the timing or amount of payments or contract values due to customers. In these cases, we may offer customers appropriate remediation and may incur charges and expenses, including the costs of such remediation, administrative costs and regulatory fines.

During the third quarter of 2004, the Company identified a system-generated calculation error in its annuity contract administration system. This error related to the calculation of amounts due to customers for certain transactions subject to a market value adjustment upon the surrender or transfer of monies out of their annuity contract’s fixed allocation options. The error resulted in an underpayment to policyholders, as well as additional anticipated costs to the Company associated with remediation, breakage and other costs. During 2004, the Company established a reserve of $32 million relating to this matter. There have been no significant developments regarding the remediation of this matter during 2006.

It is possible that the results of operations or the cash flow of the Company in a particular quarterly or annual period could be materially affected as a result of payments in connection with the matters discussed above, depending, in part, upon the results of operations or cash flow for that period. Management believes, however, that the ultimate payments in connection with currently pending matters, after consideration of applicable reserves and indemnification, should not have a material adverse effect on the Company’s financial position.

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

The Company commenced a remediation program to correct errors in the administration of approximately 11,000 annuity contracts issued by the Company. The owners of these contracts did not receive notification that the contracts were approaching or past their designated annuitization date or default annuitization date (both dates referred to as the “contractual annuity date”) and the contracts were not annuitized at their contractual annuity dates. Some of these contracts also were affected by data integrity errors resulting in incorrect contractual annuity dates. The lack of notice and the data integrity errors, as reflected on the administrative system, all occurred before the Acquisition. The remediation and administrative costs of the remediation program are subject to the indemnification provisions of the Acquisition agreement.

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

The Company’s litigation and regulatory matters are subject to many uncertainties, and given their complexity and scope, the outcomes cannot be predicted. It is possible that the results of operations or the cash flow of the Company in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation and regulatory matters depending, in part, upon the results of operations or cash flow for such period. Management believes, however, that the ultimate outcome of all pending litigation and regulatory matters, after consideration of applicable reserves and rights to indemnification, should not have a material adverse effect on the Company’s financial position.

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

See the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 for additional discussion of the Company’s litigation and regulatory matters.

4. RELATED PARTY TRANSACTIONS

Debt Agreements

On March 12, 2004, the Company entered into a $45 million loan with Prudential Funding, LLC, a wholly owned subsidiary of The Prudential Insurance Company of America (“Prudential Insurance”). This loan matures on March 12, 2007 and has an interest rate of 5.20%. The proceeds were used to support working capital needs.

On March 23, 2005, the Company entered into a $30 million loan with Prudential Funding, LLC. This loan has an interest rate of 4.68% and matured on March 10, 2006. The loan was subsequently rolled over with a new interest rate of 4.79% and new maturity date of May 12, 2006.

On March 23, 2005, the Company entered into a $30 million loan with Prudential Funding, LLC. This loan has an interest rate of 5.20% and matures on March 12, 2007.

On March 23, 2005, the Company entered into a $30 million loan with Prudential Funding, LLC. This loan has an interest rate of 5.26% and matures on March 11, 2008.

On May 1, 2004, the Company entered into a $500 million credit facility agreement with Prudential Funding, LLC. Effective December 1, 2004, the credit facility agreement was increased to $750 million. As of March 31, 2006, $220.2 million was outstanding under this credit facility.

Reinsurance Agreements

During 2006, the Company entered into a new reinsurance agreement with an affiliate, Pruco Re, Ltd., as part of its risk management and capital management strategies. Effective March 20, 2006, the Company entered into a new coinsurance agreement with Pruco Re, Ltd. providing for the 100% reinsurance of its Spousal Lifetime Five benefit feature.

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

5. NEW ACCOUNTING POLICIES AND ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Adopted

In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” This FSP provides impairment models for determining whether to record impairment losses associated with investments in certain equity and debt securities, primarily by referencing existing accounting guidance. It also requires income to be accrued on a level-yield basis following an impairment of debt securities, where reasonable estimates of the timing and amount of future cash flows can be made. The Company adopted this guidance effective January 1, 2006, and it did not have a material effect on the Company’s consolidated results of operations.

Recent Accounting Pronouncements

On February 16, 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments.” This statement provides an election, on an instrument by instrument basis, to measure at fair value an entire hybrid financial instrument that contains an embedded derivative requiring bifurcation, rather than measuring only the embedded derivative on a fair value basis. This statement also removes an exception from the requirement to bifurcate an embedded derivative feature from a beneficial interest in securitized financial assets. The Company has used this exception for investments the Company has made in securitized financial assets in the normal course of operations, and thus has not previously had to consider whether such investments contain an embedded derivative. The new requirement to identify embedded derivatives in beneficial interest will be applied on a prospective basis only to beneficial interest acquired, issued, or subject to certain remeasurement conditions after the adoption date of the new guidance. The Company plans to adopt this guidance effective January 1, 2007. The Company is in the process of determining whether there are any hybrid instruments for which the Company will elect the fair value option.

In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts.” SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97. The SOP defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. This SOP is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company will adopt SOP 05-1 on January 1, 2007. The Company is currently assessing the impact of SOP 05-1 on the Company’s consolidated financial position and results of operations.

American Skandia Life Assurance Corporation

Notes to Interim Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

American Skandia Life Assurance Corporation meets the conditions set forth in General Instruction H(1)(a) and (b) on Form 10-Q and is therefore filing this form with the reduced disclosure format.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of American Skandia Life Assurance Corporation (the “Company”) as of March 31, 2006 compared with December 31, 2005 and its results of operations for the three month periods ended March 31, 2006 and 2005. You should read the following analysis of our financial condition and results of operations in conjunction with the Company’s MD&A and audited Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and the Interim Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

On March 8, 2006, Prudential Financial signed an agreement to acquire Allstate Financial’s variable annuity business through coinsurance and modified coinsurance reinsurance arrangements. Prudential Financial’s initial investment in the business will be approximately $560 million consisting of cash consideration in the form of a reinsurance ceding commission of approximately $580 million and additional capital requirements offset by related tax benefits. The transaction is subject to various closing conditions, including state insurance and other regulatory approvals, and is expected to close in the second quarter of 2006.

Products

The Company offers a wide array of annuities, including (1) deferred and immediate variable annuities that are registered with the United States Securities and Exchange Commission, including fixed interest rate allocation options that are offered in certain of our variable annuities and are registered because of their market value adjustment feature and (2) fixed rate allocation options in certain of our variable and fixed annuities that are not registered with the United States Securities and Exchange Commission. In addition, the Company has in force a relatively small block of variable life insurance policies, but it no longer actively sells such policies.

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

Although many of the Company’s competitors have acquired or are seeking to acquire their distribution channels as a means of securing sales, the Company typically does not follow that model. Instead, the Company believes that its success is dependent on its ability to enhance its relationships with both the selling firms and the firm’s registered representatives. In cooperation with its affiliated broker-dealer, American Skandia Marketing, Incorporated, the Company uses wholesalers to provide support to its primary distribution channels. In addition, the Company also offers a number of private label and proprietary products distributed by select large distributors.

The Company’s Changes in Financial Position and Results of Operations are described below.

Changes in Financial Position

Assets increased by $1,955 million, from $32.9 billion at December 31, 2005 to $34.8 billion at March 31, 2006. Separate account assets increased by $2,034 million driven by positive net flows and market appreciation during the current year. Also contributing to the increase were increased other assets of $117.4 million driven by higher investment receivables due to timing of trade settlements. Deferred policy acquisition costs (“DAC”) and deferred sales inducements also increased $58.7 million and $24.7 million, respectively, due to increased sales driving an increase in capitalized costs. Partially offsetting these increases were decreased fixed maturities of $217.6 million due to dispositions to fund outflows and a decline in market values as a result of a rising rate environment, decreases in short-term investments of $65.5 million, and a decrease in the valuation of business acquired of $9.3 million driven by amortization.

During the period, total liabilities increased by $1,923 million, from $32.1 billion to $34.0 billion. Separate account liabilities increased by $2,034 million driven by positive net flows and market appreciation during the current year. Additionally, other liabilities increased $90.6 million driven by higher investment payables due to timing of trade settlements. Partially offsetting this increase was a decrease in policyholders’ account balances of $170.7 million primarily due to significant transfers of customer account values from the market value adjustment options to the separate account mutual fund options driven by improved market conditions. In addition, cash collateral for loaned securities decreased by $62.7 million due to lower levels of corporate securities out on loan. Also, future fees payable to ASI decreased $18.6 million during the period due to amortization.

Results of Operations

2006 to 2005 Three Month Comparison

Net Income

Net income increased by $7.5 million, from $30.1 million for the three months ended March 31, 2005 to $37.6 million for the three months ended March 31, 2006. Policy charges and fee income increased by $25.2 million and asset management fees increased by $5.3 million, in the first quarter of 2006 over the same period in 2005, driven by improved market conditions during the current quarter. Additionally, income tax expense decreased by $7.2 million, from $12.0 million for the three months ended March 31, 2005 to $4.8 million for the same period in 2006 as a result of an increase in the projected amount of nontaxable investment income earned by the Company. These favorable variances were partially offset by $24.8 million of higher general, administrative and other expenses and $8.8 million of lower realized investment gains, net. Further details regarding the components of revenues and expenses are described below.

Revenues

Revenues increased by $16.2 million, from $162.6 million for the three months ended March 31, 2005 to $178.8 million in the same period in 2006. Premiums of $4.5 million decreased by $5.2 million, from $9.7 million for the three months ended March 31, 2005, reflecting a decrease in funds from customers entering into the payout phase of their annuity contracts.

Policy charges and fee income increased by $25.2 million, from $108.0 million for the three months ended March 31, 2005 to $133.2 million in the same period in 2006. Mortality and expense (“M&E”) charges increased by $18.2 million as a result of the increase in the inforce business and market appreciation. Annuity fees are mainly asset-based fees, which are dependent on fund balances. Average annuity separate account fund balances have increased as a result of market appreciation and positive net flows, resulting in an increase in policy charges and fee income. Optional benefit charges on our living and death benefit features increased $4.2 million primarily driven by the introduction of our Lifetime Five benefit feature. This increase is primarily offset in realized investment (losses) gains, net as these features are reinsured with an affiliate. Additionally, the change in realized market value adjustments related to the Company’s fixed, market value adjusted investment (“MVA”) option was $3.4 million higher than the prior year.

Realized investment losses, increased $8.8 million from a loss of $5.3 million for the three months ended March 31, 2005 to a loss of $14.1 million in the same period in 2006. This is driven by increased investment losses on our MVA portfolio due to dispositions of fixed maturities in a rising rate environment to fund outflows. Also contributing to the decrease is the reinsurance of our embedded derivatives related to our living benefit feature. This is offset in policy charges and fee income as discussed in the preceding paragraph.

Asset management fees increased by $5.3 million, from $29.8 million for the three months ended March 31, 2005 to $35.1 million in the same period in 2006, as a result of higher average assets under management compared to the prior year period due to increased net inflows and market appreciation. Asset management fees are asset-based fees, which are dependent on the amount of assets under management.

Benefits and Expenses

Policyholders’ benefits decreased by $7.7 million, from $27.4 million for the three months ended March 31, 2005 to $19.7 million for the three months ended March 31, 2006 primarily driven by $4.5 million in decreased premium revenue, as described above, driving a lower change in reserve. Additionally, reserves, net of claims, for the guaranteed minimum death benefit feature decreased $2.9 million driven by decreased costs of actual and expected death claims.

General, administrative, and other expenses increased by $24.8 million, from $74.8 million for the three months ended March 31, 2005 to $99.6 million for the three months ended March 31, 2006. The increase was primarily due to an increase in the amortization of DAC and the valuation of business acquired of $11.3 million driven by a higher level of actual gross profits used to amortize DAC driven by increased fee income discussed above In addition, commissions, net of capitalization, increased $6.5 million driven by increased trail commissions caused by growth in separate account assets. The remaining increase in general expenses is primarily the result of higher benefit and salary expenses.

Significant Accounting Policies

For information on the Company’s significant accounting policies, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of March 31, 2006. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2006, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) and 15d-15(f), occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company commenced a remediation program to correct errors in the administration of approximately 11,000 annuity contracts issued by the Company. The owners of these contracts did not receive notification that the contracts were approaching or past their designated annuitization date or default annuitization date (both dates referred to as the “contractual annuity date”) and the contracts were not annuitized at their contractual annuity dates. Some of these contracts also were affected by data integrity errors resulting in incorrect contractual annuity dates. The lack of notice and the data integrity errors, as reflected on the administrative system, all occurred before the Acquisition. The remediation and administrative costs of the remediation program are subject to the indemnification provisions of the Acquisition agreement.

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

The Company’s litigation and regulatory matters are subject to many uncertainties, and given their complexity and scope, the outcomes cannot be predicted. It is possible that the results of operations or the cash flow of the Company in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation and regulatory matters depending, in part, upon the results of operations or cash flow for such period. Management believes, however, that the ultimate outcome of all pending litigation and regulatory matters, after consideration of applicable reserves and rights to indemnification, should not have a material adverse effect on the Company’s financial position.

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

See the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 for additional discussion of the Company’s litigation and regulatory matters.

Item 1A. Risk Factors

You should carefully consider the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005. These risks could materially affect our business, results of operations or financial condition, or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q.

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

May 12, 2006

Exhibit Index

Exhibit Number and Description

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.