Form 10-Q
period 2006-06-30
AMERICAN SKANDIA LIFE ASSURANCE CORP/CT
filed 2006-08-14
CIK 881453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of August 14, 2006, 25,000 shares of the registrant’s Common Stock (par value $100) consisting of 100 voting shares and 24,900 non-voting shares, were outstanding. As of such date, American Skandia, Inc., an indirect wholly owned subsidiary of Prudential Financial, Inc., a New Jersey corporation, owned all of the registrant’s Common Stock.

American Skandia Life Assurance Corporation meets the conditions set forth in General Instruction (H) (1) (a) and (b) on Form 10-Q and

is therefore filing this form with the reduced disclosure format.

FORWARD LOOKING STATEMENTS

Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon American Skandia Life Assurance Corporation. There can be no assurance that future developments affecting American Skandia Life Assurance Corporation will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of stock, real estate and other financial markets; (2) interest rate fluctuations; (3) reestimates of our reserves for future policy benefits and claims; (4) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates, or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (5) changes in our assumptions related to deferred policy acquisition costs, valuation of business acquired or goodwill; (6) changes in our claims-paying or credit ratings; (7) investment losses and defaults; (8) competition in our product lines and for personnel; (9) changes in tax law; (10) regulatory or legislative changes; (11) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities; (12) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (13) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (14) effects of acquisitions, divestitures and restructurings, including possible difficulties in integrating and realizing the projected results of acquisitions; (15) changes in statutory or U.S. GAAP accounting principles, practices or policies; and (16) changes in assumptions for retirement expense. American Skandia Life Assurance Corporation does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 for a discussion of certain risks relating to our business.

PART I-FINANCIAL INFORMATION

ITEM 1.	Financial Statements

American Skandia Life Assurance Corporation

Unaudited Interim Statements of Financial Position

As of June 30, 2006 and December 31, 2005 (in thousands)

	June 30, 2006	December 31, 2005
ASSETS
Fixed maturities available for sale, at fair value (amortized cost – 2006: $1,871,510; 2005: $1,567,777)	$1,853,337	$1,554,569
Trading account assets, at fair value	26,072	30,778
Equity securities available for sale, at fair value (cost - 2006: $18,487; 2005: $11,238)	17,546	19,098
Commercial loans	23,204	6,000
Policy loans	12,370	11,779
Short-term investments	348,806	209,691

Total investments	2,281,335	1,831,915
Cash and cash equivalents	10,319	3,507
Deferred policy acquisition costs	658,841	528,899
Accrued investment income	20,832	16,847
Reinsurance recoverable	—	4,271
Income taxes receivable	225,337	229,802
Valuation of business acquired	177,338	196,023
Deferred sales inducements	287,084	227,415
Receivables from Parent and affiliates	178	—
Other assets	107,692	67,431
Separate account assets	31,053,512	29,786,393

TOTAL ASSETS	$34,822,468	$32,892,503

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Policyholders’ account balances	$1,623,095	$1,226,551
Future policy benefits and other policyholder liabilities	84,126	69,766
Payables to Parent and affiliates	—	44,047
Cash collateral for loaned securities	350,146	173,987
Securities sold under agreements to repurchase	—	7,147
Short-term borrowing	429,222	208,584
Long-term borrowing	105,000	135,000
Future fees payable to American Skandia, Inc.	77,539	113,151
Other liabilities	341,861	304,971
Separate account liabilities	31,053,512	29,786,393

Total liabilities	34,064,501	32,069,597

Commitments and Contingent Liabilities (See Note 3)

Stockholder’s Equity
Common stock, $100 par value; 25,000 shares, authorized, issued and outstanding	2,500	2,500
Additional paid-in capital	334,096	484,096
Retained earnings	431,288	339,182
Accumulated other comprehensive (loss)	(9,917)	(2,872)

Total stockholder’s equity	757,967	822,906

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$34,822,468	$32,892,503

See Notes to Unaudited Interim Financial Statements

American Skandia Life Assurance Corporation

Unaudited Interim Statements of Operations and Comprehensive Income

Three and Six Months ended June 30, 2006 (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
REVENUES

Premiums	$5,272	$686	$9,744	$10,352
Policy charges and fee income	140,878	111,666	274,052	219,655
Net investment income	21,630	24,005	41,308	45,796
Realized investment (losses), net	(22,289)	(7,287)	(36,427)	(12,622)
Asset management fees	45,818	30,315	80,921	60,096
Other income	(108)	2,349	426	1,104

Total revenues	191,201	161,735	370,024	324,382

BENEFITS AND EXPENSES

Policyholders’ benefits	18,424	19,864	38,152	47,329
Interest credited to policyholders’ account balances	17,055	20,456	34,178	38,703
General, administrative and other expenses	98,947	79,626	198,533	154,423

Total benefits and expenses	134,426	119,946	270,863	240,455

Income from operations before income taxes	56,775	41,789	99,161	83,927

Income tax expense	2,224	6,201	7,055	18,220

NET INCOME	54,551	35,587	92,106	65,706

Change in net unrealized investment gains (losses), net of taxes	(1,296)	20,822	(7,045)	(2,431)

COMPREHENSIVE INCOME	$53,255	$56,409	$85,061	$63,275

See Notes to Unaudited Interim Consolidated Financial Statements

American Skandia Life Assurance Corporation

Unaudited Interim Statements of Stockholder’s Equity

Six months ended June 30, 2006 (in thousands)

	Common Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total stockholder’s equity
Balance, December 31, 2005	$2,500	$484,096	$339,182	$(2,872)	$822,906

Net income			92,106		92,106
Distribution to parent		(150,000)			(150,000)
Other comprehensive (loss), net of taxes				(7,045)	(7,045)

Balance, June 30, 2006	$2,500	$334,096	$431,288	$(9,917)	$757,967

See Notes to Unaudited Interim Financial Statements

American Skandia Life Assurance Corporation

Unaudited Interim Statements of Cash Flows

Six Months ended June 30, 2006 and 2005 (in thousands)

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$92,106	$65,706
Adjustments to reconcile net income to net cash (used in) operating activities:
Realized investment losses, net	36,427	12,622
Amortization and depreciation	20,002	19,159
Interest credited to policyholders’ account balances	26,782	29,237
Change in:
Policy reserves	14,359	20,789
Accrued investment income	(3,985)	402
Trading account assets	4,706	12,146
Net receivable to Parent and affiliates	6,049	5,356
Deferred Sales Inducements	(59,669)	(36,868)
Deferred policy acquisition costs	(128,028)	(103,619)
Income taxes payable (receivable)	8,326	19,526
Other, net	3,407	(55,254)

Cash Flows From (Used in) Operating Activities	20,481	(10,798)

CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity of fixed maturities available for sale	2,407,886	968,858
Payments for the purchase of fixed maturities available for sale	(2,817,980)	(1,111,133)
Payments for the purchase of commercial loans	(17,204)	—
Proceeds from the sale/maturity of policy loans	133	413
Payments for the issuance of policy loans	(724)	(666)
Other short-term investments, net	(139,115)	182,229

Cash Flows (Used in) From Investing Activities	(567,004)	39,701

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Decrease in future fees payable to ASI, net	(35,611)	(46,414)
Cash collateral for loaned securities	176,158	(105,860)
Securities sold under agreement to repurchase	(7,147)	(28,525)
Net increase in long-term borrowing	(30,000)	—
Net increase in short-term borrowing	220,637	104,977
Drafts outstanding	5,887	(90,044)
Distribution (to) parent	(150,000)	—
Policyholder’s account balances:
Deposits	915,162	224,780
Withdrawals	(541,751)	(155,375)

Cash Flows From (Used in) Financing Activities	553,335	(96,461)

Net increase (decrease) in cash and cash equivalents	6,812	(67,558)
Cash and cash equivalents, beginning of period	3,507	72,854

CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,319	$5,296

Income taxes (received) paid	$(1,271)	$(2,640)

Interest paid	$20,234	$2,116

See Notes to Unaudited Interim Financial Statements

American Skandia Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

1. BUSINESS

American Skandia Life Assurance Corporation, (the “Company”), with its principal offices in Shelton, Connecticut, is an indirect wholly owned subsidiary of Prudential Financial, Inc., (“Prudential Financial”), a New Jersey corporation. The Company is a wholly owned subsidiary of American Skandia, Inc. (“ASI”), which in turn is an indirect wholly owned subsidiary of Prudential Financial. On December 19, 2002, Skandia Insurance Company Ltd. (publ), (“Skandia”), an insurance company organized under the laws of the Kingdom of Sweden, and the ultimate parent company of the Company prior to May 1, 2003, entered into a definitive purchase agreement with Prudential Financial whereby Prudential Financial would acquire the Company and certain of its affiliates (the “Acquisition”). On May 1, 2003, the initial phase of the Acquisition was consummated. Thus, the Company now is an indirect wholly owned subsidiary of Prudential Financial.

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

2. BASIS OF PRESENTATION

The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, (“U.S. GAAP”), and on a basis consistent with reporting interim financial information in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission, (“SEC”). These interim financial statements are unaudited but reflect all adjustments that, in the opinion of management, are necessary to provide a fair presentation of the results of operations and financial condition of the Company for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for a full year. Certain amounts in the Company’s prior year financial statements have been reclassified to conform with the current year presentation. These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

The Company commenced a remediation program to correct errors in the administration of approximately 11,000 annuity contracts issued by the Company. The owners of these contracts did not receive notification that the contracts were approaching or past their designated annuitization date or default annuitization date (both dates referred to as the “contractual annuity date”) and the contracts were not annuitized at their contractual annuity dates. Some of these contracts also were affected by data integrity errors resulting in incorrect contractual annuity dates. The lack of notice and the data integrity errors, as reflected on the annuities administrative system, all occurred before the Acquisition. The remediation and administrative costs of the remediation program are subject to the indemnification provisions of the Acquisition agreement.

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

4. RELATED PARTY TRANSACTIONS

Debt Agreements

On March 12, 2004, the Company entered into a $45 million loan with Prudential Funding, LLC, a wholly owned subsidiary of The Prudential Insurance Company of America (“Prudential Insurance”). This loan matures on March 12, 2007 and has an interest rate of 5.62%. The proceeds were used to support working capital needs.

On March 23, 2005, the Company entered into a $30 million loan with Prudential Funding, LLC. This loan has an interest rate of 5.62% and matures on March 12, 2007.

On March 23, 2005, the Company entered into a $30 million loan with Prudential Funding, LLC. This loan has an interest rate of 5.68% and matures on March 11, 2008.

On March 23, 2005, the Company entered into a $30 million loan with Prudential Funding, LLC. This loan is no longer outstanding and matured on March 10, 2006.

On May 1, 2004, the Company entered into a $500 million credit facility agreement with Prudential Funding, LLC. Effective December 1, 2004, the credit facility agreement was increased to $750 million. As of June 30, 2006, $429.2 million was outstanding under this credit facility.

Reinsurance Agreements

During 2005 and 2006, the Company entered into new reinsurance agreements with affiliates as part of its risk management and capital management strategies. Effective May 6, 2005, the Company entered into a coinsurance agreement with Prudential Insurance providing for the 100% reinsurance of its Lifetime Five benefit feature sold on new business prior to May 6, 2005. Effective July 1, 2005, the Company entered into a new coinsurance agreement with Pruco Re, Ltd. providing for the 100% reinsurance of its Lifetime Five benefit feature sold on new business after May 5, 2005 as well as for riders issued from March 15, 2005 forward on business in-force before March 15, 2005. Effective March 20, 2006, the Company entered into a new coinsurance agreement with Pruco Re, Ltd. providing for the 100% reinsurance of its Spousal Lifetime Five benefit feature.

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

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109. FIN No.48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN No. 48 on January 1, 2007. The Company is currently assessing the impact of FIN No. 48 on the Company’s financial position and results of operations and notes to financial statements.

On February 16, 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments.” SFAS No. 155 provides an election, on an instrument by instrument basis, to measure at fair value an entire hybrid financial instrument that contains an embedded derivative requiring bifurcation, rather than measuring only the embedded derivative on a fair value basis. This statement also removes an exception from the requirement to bifurcate an embedded derivative feature from a beneficial interest in securitized financial assets. The Company has used this exception for investments the Company has made in securitized financial assets in the normal course of operations, and thus has not previously had to consider whether such investments contain an embedded derivative. The new requirement to identify embedded derivatives in beneficial interest will be applied on a prospective basis only to beneficial interest acquired, issued, or subject to certain remeasurement conditions after the adoption date of the new guidance. The Company plans to adopt SFAS No. 155 effective January 1, 2007. The Company is in the process of determining whether there are any hybrid instruments for which the Company will elect the fair value option.

In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts.” SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97. SOP 05-01 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. SOP 05-01 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company will adopt SOP 05-1 on January 1, 2007. The Company is currently assessing the impact of SOP 05-1 on the Company’s consolidated financial position and results of operations.

American Skandia Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

American Skandia Life Assurance Corporation meets the conditions set forth in General Instruction H(1)(a) and (b) on Form 10-Q and is therefore filing this form with the reduced disclosure format.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of American Skandia Life Assurance Corporation (the “Company”) as of June 30, 2006 compared with December 31, 2005 and its results of operations for the three month periods ended June 30, 2006 and 2005 and the six month periods ended June 30, 2006 and 2005. You should read the following analysis of our financial condition and results of operations in conjunction with the Company’s MD&A and audited Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and the Interim Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Marketing and Distribution

The Company sells its wide array of annuity products through multiple distribution channels, including (1) independent financial planners; (2) broker-dealers that generally are members of the New York Stock Exchange, including “wirehouse” and regional broker-dealer firms; and (3) broker-dealers affiliated with banks or that specialize in marketing to customers of banks. Although the Company is active in each of those distribution channels, the majority of the Company’s sales have come from independent financial planners. The Company has selling agreements with approximately eleven hundred broker-dealer firms and financial institutions. On June 1, 2006, Prudential Insurance acquired the variable annuity business of The Allstate Corporation, or Allstate, which included access to the Allstate broker-dealer. The Company will begin selling through Allstate agents in the third quarter of 2006.

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

The Company’s Changes in Financial Position and Results of Operations are described below.

Changes in Financial Position

Assets increased by $1,930 million, from $32.9 billion at December 31, 2005 to $34.8 billion at June 30, 2006. Separate account assets increased by $1,267 million driven by positive net flows and market appreciation during the current year. Also contributing to the increase was an increase in fixed maturities of $298.8 million driven by inflows from the guaranteed return option feature related to certain products. In addition, short term investments increased $139.1 million driven by an increase in cash collateral received related to an increased level of securities on loan. (See corresponding increase in liabilities below.) Deferred policy acquisition costs (“DAC”) and deferred sales inducements also increased $129.9 million and $59.7 million, respectively, due to increased sales driving an increase in capitalized costs. Additionally, other assets increased $40.3 million driven by higher investment receivables due to timing of trade settlements partially offset by decreased unaffiliated receivables. Partially offsetting these increases was a decrease in the valuation of business acquired of $18.7 million driven by amortization.

During the period, total liabilities increased by $1,995 million, from $32.1 billion to $34.1 billion. Separate account liabilities increased by $1,267 million driven by positive net flows and market appreciation during the current year. Additionally, there was an increase in policyholders’ account balances of $396.5 million primarily due to significant transfers of customer account values from the separate account mutual fund options to the market value adjustment options driven by declining market conditions towards the end of the second quarter of 2006. Also, borrowings increased $190.6 million in order to fund the growth of the business, and cash collateral for loaned securities increased $176.1 million due to higher levels of corporate securities out on loan. Partially offsetting these increases were decreased payables to parents and affiliates of $44.0 million and decreased future fees payable to ASI of $35.6 million during the period due to amortization.

Results of Operations

2006 to 2005 Three Month Comparison

Net Income

Net income increased by $19.0 million, from $35.6 million for the three months ended June 30, 2005 to $54.6 million for the three months ended June 30, 2006. Policy charges and fee income increased by $29.2 million and asset management fees increased by $15.5 million, in the second quarter of 2006 over the same period in 2005, driven by improved market conditions during the current quarter. Additionally, reserves, net of claims, for the guaranteed minimum death benefit feature included within policyholder benefits decreased by $4.7 million due to decreased costs of actual and expected claims and improved market conditions. Income tax expense also decreased by $4.0 million, as a result of an increase in the projected amount of nontaxable investment income earned by the Company. These favorable variances were partially offset by $19.3 million of higher general, administrative and other expenses and $15.0 million of higher realized investment losses, net. Further details regarding the components of revenues and expenses are described below.

Revenues

Revenues increased by $29.5 million, from $161.7 million for the three months ended June 30, 2005 to $191.2 million in the same period in 2006. Premiums of $5.2 million increased by $4.6 million, from $0.6 million for the three months ended June 30, 2005, reflecting an increase in funds from customers entering into the payout phase of their annuity contracts.

Policy charges and fee income increased by $29.2 million, from $111.7 million for the three months ended June 30, 2005 to $140.9 million in the same period in 2006. Mortality and expense (“M&E”) charges increased by $21.3 million as a result of the increase in the inforce business and market appreciation. Annuity fees are mainly asset-based fees, which are dependent on fund balances. Average annuity separate account fund balances have increased over the past twelve months as a result of market appreciation and positive net flows, resulting in an increase in policy charges and fee income. Optional benefit charges on our living and death benefit features increased $2.8 million primarily driven by the sales of our Lifetime Five benefit feature. This increase is primarily offset in realized investment (losses), net as these features are reinsured with affiliates. Additionally, the change in realized market value adjustments related to the Company’s fixed, market value adjusted investment (“MVA”) option was $7.7 million higher than the prior year quarter.

Realized investment losses, net, increased $15.0 million from a loss of $7.3 million for the three months ended June 30, 2005 to a loss of $22.3 million in the same period in 2006. This is driven by increased investment losses on our MVA portfolio due to dispositions of fixed maturities in a rising rate environment to fund outflows. Also contributing to the decrease was a change in the value of our embedded derivatives related to our living benefit features. This is offset in policy charges and fee income as discussed in the preceding paragraph.

Asset management fees increased by $15.5 million, from $30.3 million for the three months ended June 30, 2005 to $45.8 million in the current quarter, as a result of higher average assets under management compared to the prior year period due to increased net inflows and market appreciation. Asset management fees are asset-based fees, which are dependent on the amount of assets under management.

Benefits and Expenses

Policyholders’ benefits decreased by $1.4 million, from $19.8 million for the three months ended June 30, 2005 to $18.4 million for the three months ended June 30, 2006 primarily driven by a $4.7 million decrease in reserves, net of claims, for the guaranteed minimum death benefit feature due to decreased costs of actual and expected claims partially offset by a $4.6 million increase in change in reserves due to increased funds from customers entering into the payout phase of their annuity contracts. This is offset by higher premium revenue as previously discussed.

Interest credited to policyholders’ account balances decreased $3.4 million, from $20.5 million for the three months ended June 30, 2005 to $17.1 million for the three months ended June 30, 2006. This was primarily driven by lower interest credited on the MVA option as a result of decreased funds invested in the MVA option during the current quarter compared to the prior year quarter.

General, administrative, and other expenses increased by $19.3 million, from $79.6 million for the three months ended June 30, 2005 to $98.9 million for the three months ended June 30, 2006. The increase was primarily due to an increase in the amortization of DAC and the valuation of business acquired of $6.6 million driven by a higher level of actual gross profits used to amortize DAC driven by increased fee income previously discussed. In addition, commissions, net of capitalization, increased $5.2 million driven by increased trail commissions caused by growth in separate account assets. The remaining increase in general expenses is primarily the result of higher interest expense as a result of increased borrowings and increased benefit and salary expenses.

2006 to 2005 Six Month Comparison

Net Income

Net income increased by $26.4 million, from $65.7 million for the six months ended June 30, 2005 to $92.1 million for the six months ended June 30, 2006. Policy charges and fee income increased by $54.4 million and asset management fees increased by $20.8 million, in the six months 2006 over the same period in 2005, driven by improved market conditions during the current year. Additionally, income tax expense decreased by $11.1 million, from $18.2 million for the six months ended June 30, 2005 to $7.1 million for the same period in 2006 as a result of an increase in the projected amount of nontaxable investment income earned by the Company. Also, reserves, net of claims, for the guaranteed minimum death benefit feature decreased by $9.1 million due to decreased costs of actual and expected claims included within policyholder benefits. These favorable variances were partially offset by a $44.1 million increase in general, administrative and other expenses and an increase of $23.8 million in realized investment losses, net. Further details regarding the components of revenues and expenses are described below.

Revenues

Revenues increased by $45.6 million, from $324.4 million for the six months ended June 30, 2005 to $370.0 million in the same period in 2006. Policy charges and fee income increased by $54.4 million, from $219.6 million for the six months ended June 30, 2005 to $274.0 million in the same period in 2006. Mortality and expense (“M&E”) charges increased by $39.5 million as a result of the increase in the inforce business and market appreciation. Annuity fees are mainly asset-based fees, which are dependent on fund balances. Average annuity separate account fund balances have increased as a result of market appreciation and positive net flows, resulting in an increase in policy charges and fee income. Optional benefit charges on our living and death benefit features increased $6.9 million primarily driven by the sales of our Lifetime Five benefit feature. This increase was primarily offset by realized investment (losses), net as these features are reinsured with affiliates. Additionally, the change in realized market value adjustments related to the Company’s fixed, market value adjusted investment (“MVA”) option was $11.1 million higher than the prior year.

Realized investment losses, net, increased $23.8 million from a loss of $12.6 million for the six months ended June 30, 2005 to a loss of $36.4 million in the same period in 2006. This was driven by increased investment losses on our MVA portfolio due to dispositions of fixed maturities in a rising rate environment to fund outflows. Also contributing to the decrease was a change in the value of our embedded derivatives related to our living benefit features. This was offset in policy charges and fee income as discussed in the preceding paragraph.

Asset management fees increased by $20.8 million, from $60.1 million for the six months ended June 30, 2005 to $80.9 million in the same period in 2006, as a result of higher average assets under management compared to the prior year period due to increased net inflows and market appreciation. Asset management fees are asset-based fees, which are dependent on the amount of assets under management.

Benefits and Expenses

Policyholders’ benefits decreased by $9.1 million, from $47.3 million for the six months ended June 30, 2005 to $38.2 million for the six months ended June 30, 2006 driven by a decrease in reserves, net of claims, for the guaranteed minimum death benefit feature due to decreased costs of actual and expected claims.

Interest credited to policyholders’ account balances decreased $4.5 million, from $38.7 million for the six months ended June 30, 2005 to $34.2 million for the six months ended June 30, 2006. This was primarily driven by lower interest credited on the MVA option as a result of decreased funds invested in the MVA option during the first six months of 2006 compared to the prior year period.

General, administrative, and other expenses increased by $44.1 million, from $154.4 million for the six months ended June 30, 2005 to $198.5 million for the six months ended June 30, 2006. The increase was primarily due to an increase in the amortization of DAC and the valuation of business acquired of $17.9 million driven by a higher level of actual gross profits used to amortize DAC driven by increased fee income, as discussed above. In addition, commissions, net of capitalization, increased $12.2 million driven by increased asset based commissions due to growth in separate account assets. The remaining increase of $14.0 million in general expenses was primarily the result of higher interest expense as a result of increased borrowings and increased benefit and salary expenses.

Significant Accounting Policies

For information on the Company’s significant accounting policies, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, or the “Exchange Act”, as of June 30, 2006. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2006, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

OTHER INFORMATION

PART II

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

August 14, 2006

Exhibit Index

Exhibit Number and Description

31.1 Section 302 Certification of the Chief Executive Officer.

31.2 Section 302 Certification of the Chief Financial Officer.

32.1 Section 906 Certification of the Chief Executive Officer.

32.2 Section 906 Certification of the Chief Financial Officer.