Form 10-Q
period 2006-09-30
AMERICAN SKANDIA LIFE ASSURANCE CORP/CT
filed 2006-11-13
CIK 881453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of November 13, 2006, 25,000 shares of the registrant’s Common Stock (par value $100) consisting of 100 voting shares and 24,900 non-voting shares, were outstanding. As of such date, American Skandia, Inc., an indirect wholly owned subsidiary of Prudential Financial, Inc., a New Jersey corporation, owned all of the registrant’s Common Stock.

American Skandia Life Assurance Corporation meets the conditions set forth in General Instruction (H) (1) (a) and (b) on Form 10-Q and

is therefore filing this Form 10-Q in the reduced disclosure format.

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

PART I-FINANCIAL INFORMATION

ITEM 1. Financial Statements

American Skandia Life Assurance Corporation

Unaudited Interim Statements of Financial Position

As of September 30, 2006 and December 31, 2005 (in thousands)

	September 30, 2006	December 31, 2005
ASSETS
Fixed maturities available for sale, at fair value (amortized cost – 2006: $1,573,099; 2005: $1,567,777)	$1,588,514	$1,554,569
Trading account assets, at fair value	23,272	30,778
Equity securities available for sale, at fair value (cost – 2006: $18,487; 2005: $11,238)	18,210	19,098
Commercial loans	33,533	6,000
Policy loans	12,039	11,779
Short-term investments	130,038	209,691

Total investments	1,805,606	1,831,915
Cash and cash equivalents	3,911	3,507
Deferred policy acquisition costs	701,428	528,899
Accrued investment income	17,025	16,847
Reinsurance recoverable	3	4,271
Income taxes receivable	209,361	229,802
Valuation of business acquired	164,457	196,023
Deferred sales inducements	317,497	227,415
Receivables from Parent and affiliates	63,349	6,170
Other assets	12,846	67,432
Separate account assets	32,540,510	29,786,393

TOTAL ASSETS	$35,835,993	$32,898,674

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Policyholders’ account balances	$1,337,288	$1,226,551
Future policy benefits and other policyholder liabilities	102,799	69,766
Payables to Parent and affiliates	76,607	50,218
Cash collateral for loaned securities	112,922	173,987
Securities sold under agreements to repurchase	—	7,147
Short-term borrowing	451,856	208,584
Long-term borrowing	105,000	135,000
Future fees payable to American Skandia, Inc.	62,257	113,151
Other liabilities	230,408	304,971
Separate account liabilities	32,540,510	29,786,393

Total liabilities	35,019,647	32,075,768

Commitments and Contingent Liabilities (See Note 3)

Stockholder’s Equity
Common stock, $100 par value; 25,000 shares, authorized, issued and outstanding	2,500	2,500
Additional paid-in capital	334,096	484,096
Retained earnings	472,457	339,182
Accumulated other comprehensive (loss)	7,293	(2,872)

Total stockholder’s equity	816,346	822,906

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$35,835,993	$32,898,674

See Notes to Unaudited Interim Financial Statements

American Skandia Life Assurance Corporation

Unaudited Interim Statements of Operations and Comprehensive Income

Three and Nine Months Ended September 30, 2006 (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
REVENUES
Premiums	$16,790	$4,987	$26,534	$15,339
Policy charges and fee income	140,902	118,698	414,954	338,353
Net investment income	25,477	22,503	66,785	68,299
Realized investment (losses), net	(7,996)	(5,753)	(44,423)	(18,375)
Asset management fees	41,917	32,933	122,838	93,029
Other income	214	1,398	640	2,502

Total revenues	217,304	174,766	587,328	499,147

BENEFITS AND EXPENSES
Policyholders’ benefits	32,968	(728)	71,120	46,602
Interest credited to policyholders’ account balances	22,799	16,201	56,977	54,904
General, administrative and other expenses	113,821	91,932	312,354	246,352

Total benefits and expenses	169,589	107,405	440,452	347,858

Income from operations before income taxes	47,715	67,361	146,876	151,289
Income tax expense	6,545	17,942	13,600	36,162

NET INCOME	41,170	49,419	133,276	115,127

Change in net unrealized investment gains (losses), net of taxes (1)	17,210	(18,344)	10,165	(20,776)

COMPREHENSIVE INCOME	$58,380	$31,075	$143,441	$94,351

(1)	Amounts are net of taxes of $(9.4) million and $10.0 million for the three months ended September 30, 2006 and 2005, respectively, and $(5.6) million and $11.4 million for the nine months ended September 30, 2006 and 2005

See Notes to Unaudited Interim Financial Statements

American Skandia Life Assurance Corporation

Unaudited Interim Statements of Stockholder’s Equity

Nine Months Ended September 30, 2006 (in thousands)

	Common Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total stockholder’s equity
Balance, December 31, 2005	$2,500	$484,096	$339,182	$(2,872)	$822,906

Net income			133,276		133,276
Distribution to parent		(150,000)			(150,000)
Other comprehensive income, net of taxes				10,165	10,165

Balance, September 30, 2006	$2,500	$334,096	$472,457	$7,293	$816,346

See Notes to Unaudited Interim Financial Statements

American Skandia Life Assurance Corporation

Unaudited Interim Statements of Cash Flows

Nine Months Ended September 30, 2006 and 2005 (in thousands)

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES:
Net income	$133,276	$115,127
Adjustments to reconcile net income to net cash (used in) from operating activities:
Realized investment losses, net	44,423	18,375
Amortization and depreciation	29,400	43,105
Interest credited to policyholders’ account balances	44,647	47,291
Change in:
Future policy benefits and other policyholder liabilities	33,032	10,620
Accrued investment income	(177)	3,321
Trading account assets	7,506	13,874
Net receivable to Parent and affiliates	19,662	75,068
Deferred Sales Inducements	(90,082)	(51,137)
Deferred policy acquisition costs	(174,973)	(169,242)
Income taxes payable	14,870	35,202
Other, net	(93,895)	(49,509)

Cash Flows (Used in) From Operating Activities	(32,313)	92,095

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity of fixed maturities available for sale	3,155,396	1,393,465
Payments for the purchase of fixed maturities available for sale	(3,196,317)	(1,309,441)
Payments for the purchase of commercial loans	(27,533)	—
Proceeds from the repayment of policy loans	1,351	425
Payments for the issuance of policy loans	(1,611)	(1,045)
Other short-term investments, net	79,653	168,298

Cash Flows From Investing Activities	10,939	251,702

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Decrease in future fees payable to ASI, net	(50,893)	(67,581)
Cash collateral for loaned securities	(61,065)	(60,330)
Securities sold under agreement to repurchase	(7,147)	(28,368)
Proceeds from the issuance of debt (maturities longer than 90 days)	—	—
Repayments of debt (maturities longer than 90 days)	(30,000)	—
Net increase in short-term borrowings	243,272	19,349
Drafts outstanding	7,079	(91,198)
Distribution (to) parent	(150,000)	—
Policyholders’ account balances:
Deposits	1,157,903	630,893
Withdrawals	(1,087,371)	(817,150)

Cash Flows From (Used in) Financing Activities	21,778	(414,384)

Net increase (decrease) in cash and cash equivalents	404	(70,588)
Cash and cash equivalents, beginning of period	3,507	72,854

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,911	$2,266

Income taxes (received)	$(1,271)	$(2,540)

Interest paid	$35,251	$11,636

See Notes to Unaudited Interim Financial Statements

American Skandia Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

1. BUSINESS

American Skandia Life Assurance Corporation, (the “Company”), with its principal offices in Shelton, Connecticut, is an indirect wholly owned subsidiary of Prudential Financial, Inc., (“Prudential Financial”), a New Jersey corporation. The Company is a wholly owned subsidiary of American Skandia, Inc. (“ASI”), which in turn is an indirect wholly owned subsidiary of Prudential Financial. On December 19, 2002, Skandia Insurance Company Ltd. (publ), (“Skandia”), an insurance company organized under the laws of the Kingdom of Sweden, and the ultimate parent company of the Company prior to May 1, 2003, entered into a definitive purchase agreement with Prudential Financial whereby Prudential Financial would acquire the Company and certain of its affiliates (the “Acquisition”) and would be authorized to use the American Skandia name through April, 2008. On May 1, 2003, the initial phase of the Acquisition was consummated. Thus, the Company now is an indirect wholly owned subsidiary of Prudential Financial.

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

2. BASIS OF PRESENTATION

The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and on a basis consistent with reporting interim financial information in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“the SEC”). These interim financial statements are unaudited but reflect all adjustments that, in the opinion of management, are necessary to provide a fair presentation of the results of operations and financial condition of the Company for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for a full year. These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The most significant estimates include those used in determining deferred policy acquisition costs, valuation of business acquired, investments, future policy benefits, provision for income taxes, reserves for contingent liabilities and reserves for losses in connection with unresolved legal matters.

Reclassifications

Certain amounts in the Company’s prior year financial statements have been reclassified to conform with the current year presentation.

3. CONTINGENT LIABILITIES AND LITIGATION

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

During the third quarter of 2004, the Company identified a system-generated calculation error in its annuity contract administration system that existed prior to the Acquisition. This error related to the calculation of amounts due to customers for certain transactions subject to a market value adjustment upon the surrender or transfer of monies out of their annuity contract’s fixed allocation options. The error resulted in an underpayment to policyholders, as well as additional anticipated costs to the Company associated with remediation, breakage and other costs Recently, the Company retained a consultant to assist it with the systems modifications needed to implement the remediation plan currently in place. The Company has advised Skandia that a portion of the remediation and related administrative costs are subject to the indemnification provisions of the Acquisition agreement.

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

Litigation and Regulatory Matters

We are subject to legal and regulatory actions in the ordinary course of our business, including class action lawsuits. Our pending legal and regulatory actions include proceedings specific to the Company and proceedings generally applicable to business practices in the industry in which we operate. We are subject to class action lawsuits and other litigation alleging, among other things, that we made improper or inadequate disclosures in connection with the sale of annuity products or charged excessive or impermissible fees on these products, recommended unsuitable products to customers, mishandled customer accounts or breached fiduciary duties to customers. We are also subject to litigation arising out of our general business activities, such as our investments, contracts, leases and labor and employment relationships, including claims of discrimination and harassment, and could be exposed to claims or litigation concerning certain business or process patents. In some of our pending legal and regulatory actions, parties are seeking large and/or indeterminate amounts, including punitive or exemplary damages. Finally, we are periodically subject to examinations and audits by federal and state regulators, and also on occasion receive and address complaints from customers. The following is a summary of certain pending proceedings.

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

Commencing in 2003, the Company received formal requests for information from the SEC and the New York Attorney General (“NYAG”) relating to market timing in variable annuities by the Company and certain affiliated companies. In connection with these investigations, with the approval of Skandia an offer was made by the Company to the authorities investigating its companies, the SEC and NYAG to settle these matters by paying restitution and a civil penalty of $95 million in the aggregate. While not assured, the Company believes these discussions are likely to lead to settlements with these authorities. Any regulatory settlement involving the Company and certain affiliates would be subject to the indemnification provisions of the acquisition agreement pursuant to which Prudential Financial purchased the Company and certain affiliates in May 2003 from Skandia. If achieved, settlement of the matters relating to the Company and certain affiliates also could involve continuing monitoring, changes to and/or supervision of business practices, findings that may adversely affect existing or cause additional litigation, adverse publicity and other adverse impacts to the Company’s businesses.

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

It should be noted that the judgments, settlements and expenses associated with many of these lawsuits, administrative and regulatory matters, and contingencies, including certain claims described above, may, in whole or in part, after satisfaction of certain retention requirements, fall within Skandia’s indemnification obligations to Prudential Financial and its subsidiaries under the terms of the Acquisition. Those obligations of Skandia provide for indemnification of certain judgments, settlements, and costs and expenses associated with lawsuits and other claims against the Company (“matters”), and apply only to matters, or groups of related matters, for which the costs and expenses exceed $25,000 individually. Additionally, those obligations only apply to such otherwise indemnifiable costs and expenses that exceed $10 million in the aggregate, subject to reduction for insurance proceeds, certain accruals and any realized tax benefit applicable to such amounts, and those obligations do not apply to the extent that such aggregate exceeds $1 billion. We are in discussions with Skandia regarding the satisfaction of the $10 million deductible.

See the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 for additional discussion of the Company’s litigation and regulatory matters.

4. RELATED PARTY TRANSACTIONS

The Company is a party to numerous transactions and relationships with its affiliate, The Prudential Insurance Company of America (“Prudential Insurance”), and other affiliates. It is possible that the terms of these transactions are not the same as those that would result from transactions among wholly unrelated parties.

Expense Charges and Allocations

Many of the Company’s expenses are allocations or charges from Prudential Insurance or other affiliates.

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. Since 2003, general and administrative expenses also include allocations of stock compensation expenses related to a stock option program and a deferred compensation program sponsored by Prudential Financial.

The Company is charged for its share of employee benefits expenses. These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Some of these benefits are based on earnings and length of service. Other benefits are based on an account balance, which takes into consideration age, service and earnings during career.

The Company’s share of net expense for the pension plans was $3.2 million and $2.3 million for the nine months ended September 30, 2006 and 2005, respectively.

Prudential Insurance sponsors voluntary savings plans for the Company’s employees (“401(k) plans”). The 401(k) plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The expense charged the Company for the matching contribution to the 401k plans was $1.1 million and $1.0 million for the nine months ended September 30, 2006 and 2005, respectively.

Debt Agreements

On March 12, 2004, the Company entered into a $45 million loan from Prudential Funding, LLC (“Prudential Funding”), a wholly owned subsidiary of Prudential Insurance. This loan matures on March 12, 2007 and has an interest rate of 5.71%. The proceeds were used to support working capital needs.

On March 23, 2005, the Company entered into a $30 million loan from Prudential Funding, . This loan has an interest rate of 5.71% and matures on March 12, 2007.

On March 23, 2005, the Company entered into a $30 million loan from Prudential Funding. This loan has an interest rate of 5.77% and matures on March 11, 2008.

On May 1, 2004, the Company entered into a $500 million credit facility agreement with Prudential Funding. Effective December 1, 2004, the credit facility agreement was increased to $750 million. As of September 30, 2006, $451.9 million was outstanding under this credit facility.

Reinsurance Agreements

During 2005 and 2006, the Company entered into new reinsurance agreements with affiliates as part of its risk management and capital management strategies. Effective May 6, 2005, the Company entered into a coinsurance agreement with Prudential Insurance providing for the 100% reinsurance of its Lifetime Five benefit feature sold on new business prior to May 6, 2005. Effective July 1, 2005, the Company entered into a new coinsurance agreement with Pruco Re, Ltd. (“Pruco Re”) providing for the 100% reinsurance of its Lifetime Five benefit feature sold on new business after May 5, 2005 as well as for riders issued from March 15, 2005 forward on business in-force before March 15, 2005. Effective March 20, 2006, the Company entered into a new coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Spousal Lifetime Five benefit feature.

5. NEW ACCOUNTING POLICIES AND ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Adopted

In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” This FSP provides impairment models for determining whether to record impairment losses associated with investments in certain equity and debt securities, primarily by referencing existing accounting guidance. It also requires income to be accrued on a level-yield basis following an impairment of debt securities, where reasonable estimates of the timing and amount of future cash flows can be made. The Company adopted this guidance effective January 1, 2006, but it did not have a material effect on the Company’s consolidated results of operations.

Recent Accounting Pronouncements

In September 2006, the staff of the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” The interpretations in this SAB express the Staff’s views regarding the process of quantifying financial statement misstatements. Specifically, the SEC Staff believes that registrants must quantify the impact on current period financial statements of correcting all misstatements, including both those occurring in the current period and the effect of reversing those that have accumulated from prior periods. The SAB should be applied beginning with the first fiscal year ending after November 15, 2006, with early adoption encouraged. Since the Company’s method for quantifying financial statement misstatements already considers those occurring in the current period and the effect of reversing those that have accumulated from prior periods, the adoption of SAB No. 108 should have no effect to the financial position and results of operations of the Company.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and requires additional disclosures about fair value measurements. This Statement does not require any new fair value measurements, but the application of this Statement could change current practices in determining fair value. The Company plans to adopt this guidance effective January 1, 2008. The Company is currently assessing the impact of SFAS No. 157 on the Company’s consolidated financial position and results of operations.

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

In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts.” SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company will adopt SOP 05-1 on January 1, 2007. The Company is currently assessing the impact of SOP 05-1 on the Company’s consolidated financial position and results of operations.

American Skandia Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

American Skandia Life Assurance Corporation meets the conditions set forth in General Instruction H(1)(a) and (b) on Form 10-Q and is therefore filing this form with the reduced disclosure format.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of American Skandia Life Assurance Corporation (the “Company”) as of September 30, 2006 compared with December 31, 2005 and its results of operations for the three month periods ended September 30, 2006 and 2005 and the nine month periods ended September 30, 2006 and 2005. You should read the following analysis of our financial condition and results of operations in conjunction with the Company’s MD&A and audited Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and the Interim Financial Statements included elsewhere in this Quarterly Report on

Form 10-Q.

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

Products

The Company offers a wide array of annuities, including (1) deferred and immediate variable annuities that are registered with the SEC, including fixed interest rate allocation options that are offered in certain of our variable annuities and are registered because of their market value adjustment feature and (2) fixed rate allocation options in certain of our variable and fixed annuities that are not registered with the SEC. In addition, the Company has in force a relatively small block of variable life insurance policies, but it no longer actively sells such policies.

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

Marketing and Distribution

The Company sells its wide array of annuity products through multiple distribution channels, including (1) independent financial planners; (2) broker-dealers that generally are members of the New York Stock Exchange, including “wirehouse” and regional broker-dealer firms; and (3) broker-dealers affiliated with banks or that specialize in marketing to customers of banks. Although the Company is active in each of those distribution channels, the majority of the Company’s sales have come from independent financial planners. The Company has selling agreements with approximately eleven hundred broker-dealer firms and financial institutions. On June 1, 2006, Prudential Insurance acquired the variable annuity business of The Allstate Corporation (“Allstate”) which included access to the Allstate affiliated broker-dealer. The Company began selling variable annuities through the Allstate affiliated broker-dealer registered representatives in the third quarter of 2006.

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

The Company’s Changes in Financial Position and Results of Operations are described below.

Changes in Financial Position

Assets increased by $2,937 million, from $32.9 billion at December 31, 2005 to $35.8 billion at September 30, 2006. Separate account assets increased by $2,754 million driven by positive net flows and market appreciation during the current year. Deferred policy acquisition costs (“DAC”) and deferred sales inducements also increased $172.5 million and $90.1 million, respectively, due to increased sales driving an increase in capitalized costs. Partially offsetting these increases was a decrease in the valuation of business acquired of $31.6 million driven by amortization and $20.4 million in lower income taxes receivable.

During the period, total liabilities increased by $2,944 million, from $32.1 billion at December 31, 2005 to $35.0 billion at September 30, 2006. Separate account liabilities increased by $2,754 million driven by positive net flows and market appreciation during the current year. Additionally, there was an increase in policyholders’ account balances of $110.7 million primarily due to transfers of customer account values from the separate account mutual fund options to the market value adjustment options. Also, borrowings increased $213.3 million in order to fund the growth of the business. Partially offsetting these increases was a decrease in other liabilities of $74.5 million, driven by lower suspense balances due to the settlement of transactions and a decrease in the remediation liability as a result of payments to customers in the current year, decreased cash collateral for loaned securities of $61.6 million due to lower levels of corporate securities on loan, and decreased future fees payable to ASI of $50.8 million during the period due to amortization.

Results of Operations

2006 to 2005 Three Month Comparison

Net Income

Net income decreased by $8.2 million, from $49.4 million for the three months ended September 30, 2005 to $41.2 million for the three months ended September 30, 2006. Net income for the third quarter of 2005 included a $23.9 million benefit related to a decrease in our reserve for the guaranteed minimum death benefit feature of our variable annuity product, due to decreased cost of actual and expected death claims and modeling refinements implemented, based on an annual review. Policy charges and fee income increased by $22.2 million and asset management fees increased by $9.0 million, in the third quarter of 2006 over the same period in 2005, driven by an increase in the inforce business and market appreciation. Additionally, reserves, net of claims, for the guaranteed minimum death benefit feature included within policyholder benefits decreased by $2.7 million due to decreased costs of actual and expected claims and improved market conditions. Income tax expense also decreased by $11.3 million, as a result of an increase in the projected amount of nontaxable investment income earned by the Company. These favorable variances were partially offset by $21.6 million of higher general, administrative and other expenses and $6.6 million of higher interest credited to policyholder account balances. Further details regarding the components of revenues and expenses are described below.

Revenues

Revenues increased by $42.5 million, from $174.8 million for the three months ended September 30, 2005 to $217.3 million in the same period in 2006. Premiums of $16.8 million increased by $11.8 million, from $5.0 million for the three months ended September 30, 2005, reflecting an increase in funds from customers entering into the payout phase of their annuity contracts driven by settlements in the current quarter related to the annuitization remediation program.

Policy charges and fee income increased by $22.2 million, from $118.7 million for the three months ended September 30, 2005 to $140.9 million in the same period in 2006. Mortality and expense (“M&E”) charges increased by $14.3 million as a result of the increase in the inforce business and market appreciation. Generally, fees are mainly asset-based fees, which are dependent on fund balances. Average annuity separate account fund balances have increased over the past twelve months as a result of market appreciation and positive net flows, resulting in an increase in policy charges and fee income. Optional benefit charges on our living and death benefit features increased $3.4 million primarily driven by the sales of our Lifetime Five and Spousal Lifetime Five benefit features. This increase is primarily offset in realized investment losses, net as these features are reinsured with affiliates. Additionally, the change in realized market value adjustments related to the Company’s fixed, market value adjusted investment (“MVA”) option was $4.3 million higher than the prior year quarter.

Realized investment losses, net, increased $2.2 million from a loss of $5.8 million for the three months ended September 30, 2005 to a loss of $8.0 million in the same period in 2006. This is driven by increased investment losses on our MVA portfolio due to dispositions of fixed maturities in a rising rate environment to fund outflows. Also contributing to increased losses was a change in the value of our embedded derivatives related to our living benefit features. This is offset in policy charges and fee income as discussed in the preceding paragraph.

Asset management fees increased by $9.0 million, from $32.9 million for the three months ended September 30, 2005 to $41.9 million in the current quarter, as a result of higher average assets under management compared to the prior year period due to increased net inflows and market appreciation. Asset management fees are asset-based fees, which are dependent on the value of assets under management.

Benefits and Expenses

Policyholders’ benefits increased by $33.7 million, from $(0.7) million for the three months ended September 30, 2005 to $33.0 million for the three months ended September 30, 2006. The prior period includes a $23.9 million decrease in reserves for the guaranteed minimum death benefit feature of our variable annuity products due to decreased costs of actual and expected death claims as described previously under “Net Income”. Also contributing to the increase was an $11.4 million increase in change in reserves due to increased funds from customers entering into the payout phase of their annuity contracts. This was offset by higher premium revenue as discussed. Partially offsetting these increases was a $2.7 million decrease in reserves, net of claims, for the guaranteed minimum death benefit feature due to decreased costs of actual and expected claims and improved market conditions.

Interest credited to policyholders’ account balances increased $6.6 million, from $16.2 million for the three months ended September 30, 2005 to $22.8 million for the three months ended September 30, 2006. This was primarily driven by increased amortization of deferred sales inducements driven by increased gross profits used as a basis for amortizing these costs.

General, administrative, and other expenses increased by $21.9 million, from $91.9 million for the three months ended September 30, 2005 to $113.8 million for the three months ended September 30, 2006. The increase was primarily due to an increase in the amortization of DAC and valuation of business acquired of $13.9 million driven by a higher level of actual gross profits driven by increased fee income previously discussed. In addition, commissions, net of capitalization, increased $5.0 million driven by increased trail commissions caused by growth in separate account assets. The remaining increase in general expenses is primarily the result of higher interest expense as a result of increased borrowings and increased benefit and salary expenses.

2006 to 2005 Nine Month Comparison

Net Income

Net income increased by $18.2 million, from $115.1 million for the nine months ended September 30, 2005 to $133.3 million for the nine months ended September 30, 2006. Net income for 2005 included a $23.9 million benefit related to a decrease in our reserve for the guaranteed minimum death benefit feature of our variable annuity product, due to decreased cost of actual and expected death claims and modeling refinements implemented, based on an annual review. Policy charges and fee income increased by $76.6 million and asset management fees increased by $29.8 million, in the nine months of 2006 over the same period in 2005, driven by an increase in the inforce business and market appreciation. Additionally, income tax expense decreased by $22.6 million, from $36.2 million for the nine months ended September 30, 2005 to $13.6 million for the same period in 2006 as a result of an increase in the projected amount of nontaxable investment income earned by the Company. Also, reserves, net of claims, for the guaranteed minimum death benefit feature decreased by $5.0 million due to decreased costs of actual and expected claims included within policyholder benefits. These favorable variances were partially offset by a $65.7 million increase in general, administrative and other expenses and an increase of $26.0 million in realized investment losses, net. Further details regarding the components of revenues and expenses are described below.

Revenues

Revenues increased by $88.2 million, from $499.1 million for the nine months ended September 30, 2005 to $587.3 million in the same period in 2006. Premiums of $26.5 million increased by $11.2 million, from $15.3 million for the nine months ended September 30, 2005, reflecting an increase in funds from customers entering into the payout phase of their annuity contracts driven by settlements in the current year related to the annuitization remediation program.

Policy charges and fee income increased by $76.6 million, from $338.4 million for the nine months ended September 30, 2005 to $415.0 million in the same period in 2006. Mortality and expense (“M&E”) charges increased by $53.8 million as a result of the increase in the inforce business and market appreciation. Generally, fees are mainly asset-based fees, which are dependent on fund balances. Average annuity separate account fund balances have increased as a result of market appreciation and positive net flows, resulting in an increase in policy charges and fee income. Optional benefit charges on our living and death benefit features increased $10.5 million primarily driven by the sales of our Lifetime Five and Spousal Lifetime Five benefit features. This increase was primarily offset by realized investment losses, net as these features are reinsured with affiliates. Additionally, the change in realized market value adjustments related to the Company’s fixed, market value adjusted investment (“MVA”) option was $15.3 million higher than the prior year.

Realized investment losses, net, increased by $26.0 million from a loss of $18.4 million for the nine months ended September 30, 2005 to a loss of $44.4 million in the same period in 2006. This was driven by increased investment losses on our MVA portfolio due to dispositions of fixed maturities in a rising rate environment to fund outflows. Also contributing to the increased losses was a change in the value of our embedded derivatives related to our living benefit features. This was offset in policy charges and fee income as discussed in the preceding paragraph.

Asset management fees increased by $29.8 million, from $93.0 million for the nine months ended September 30, 2005 to $122.8 million in the same period in 2006, as a result of higher average assets under management compared to the prior year period due to increased net inflows and market appreciation. Asset management fees are asset-based fees, which are dependent on the value of assets under management.

Benefits and Expenses

Policyholders’ benefits increased by $24.5 million, from $46.6 million for the nine months ended September 30, 2005 to $71.1 million for the nine months ended September 30, 2006. The prior year includes a $23.9 million decrease in reserves for the guaranteed minimum death benefit feature of our variable annuity products due to decreased costs of actual and expected death claims as described previously.

General, administrative, and other expenses increased by $65.6 million, from $246.4 million for the nine months ended September 30, 2005 to $312.0 million for the nine months ended September 30, 2006. The increase was primarily due to an increase in the amortization of DAC and valuation of business acquired of $31.4 million driven by a higher level of actual gross profits driven by increased fee income, as discussed above. In addition, commissions, net of capitalization, increased $15.5 million driven by increased asset based commissions due to growth in separate account assets. The remaining increase of $18.8 million in general expenses was primarily the result of higher interest expense as a result of increased borrowings and increased benefit and salary expenses.

Significant Accounting Policies

For information on the Company’s significant accounting policies, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, or the “Exchange Act”, as of September 30, 2006. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2006, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to legal and regulatory actions in the ordinary course of our business, including class action lawsuits. Our pending legal and regulatory actions include proceedings specific to the Company and proceedings generally applicable to business practices in the industry in which we operate. We are subject to class action lawsuits and other litigation alleging, among other things, that we made improper or inadequate disclosures in connection with the sale of annuity products or charged excessive or impermissible fees on these products, recommended unsuitable products to customers, mishandled customer accounts or breached fiduciary duties to customers. We are also subject to litigation arising out of our general business activities, such as our investments, contracts, leases and labor and employment relationships, including claims of discrimination and harassment, and could be exposed to claims or litigation concerning certain business or process patents. In some of our pending legal and regulatory actions, parties are seeking large and/or indeterminate amounts, including punitive or exemplary damages. Finally, we are periodically subject to examinations and audits by federal and state regulators, and also on occasion receive and address complaints from customers. The following is a summary of certain pending proceedings.

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

Commencing in 2003, the Company received formal requests for information from the SEC and the New York Attorney General (“NYAG”)relating to market timing in variable annuities by the Company and certain affiliated companies. In connection with these investigations, with the approval of Skandia an offer was made by the Company to the authorities investigating its companies, the SEC and NYAG to settle these matters by paying restitution and a civil penalty of $95 million in the aggregate. While not assured, the Company believes these discussions are likely to lead to settlements with these authorities. Any regulatory settlement involving the Company and certain affiliates would be subject to the indemnification provisions of the acquisition agreement pursuant to which Prudential Financial purchased the Company and certain affiliates in May 2003 from Skandia. If achieved, settlement of the matters relating to the Company and certain affiliates also could involve continuing monitoring, changes to and/or supervision of business practices, findings that may adversely affect existing or cause additional litigation, adverse publicity and other adverse impacts to the Company’s businesses.

During the third quarter of 2004, the Company identified a system-generated calculation error in its annuity contract administration system that existed prior to the Acquisition. This error related to the calculation of amounts due to customers for certain transactions subject to a market value adjustment upon the surrender or transfer of monies out of their annuity contract’s fixed allocation options. The error resulted in an underpayment to policyholders, as well as additional anticipated costs to the Company associated with remediation, breakage and other costs. Recently, the Company retained a consultant to assist it with the systems modifications needed to implement the remediation plan. The Company has advised Skandia that a portion of the remediation and related administrative costs are subject to the indemnification provisions of the Acquisition agreement.

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

It should be noted that the judgments, settlements and expenses associated with many of these lawsuits, administrative and regulatory matters, and contingencies, including certain claims described above, may, in whole or in part, after satisfaction of certain retention requirements, fall within Skandia’s indemnification obligations to Prudential Financial and its subsidiaries under the terms of the Acquisition. Those obligations of Skandia provide for indemnification of certain judgments, settlements, and costs and expenses associated with lawsuits and other claims against the Company (“matters”), and apply only to matters, or groups of related matters, for which the costs and expenses exceed $25,000 individually. Additionally, those obligations only apply to such otherwise indemnifiable costs and expenses that exceed $10 million in the aggregate, subject to reduction for insurance proceeds, certain accruals and any realized tax benefit applicable to such amounts, and those obligations do not apply to the extent that such aggregate exceeds $1 billion. We are in discussions with Skandia regarding the satisfaction of the $10 million deductible.

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

Item 5. Other Information

The bulk of the Company’s occupied real estate consists of office space located at One Corporate Drive, Shelton, Connecticut under a lease (the “Lease”) that until recently was scheduled to expire on November 30, 2009. During the quarter, the Company entered into an agreement with the landlord, under which (a) the term of the Lease was extended until November 30, 2014 (b) additional office space was included as part of the leased premises and (c) additional rent, in the amount of $1.3 million annually, is payable under the Lease. The Company’s obligation to pay this additional rent is not expected to have a material impact on its financial results.

Item 6. Exhibits

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

Schedules are omitted because they are either inapplicable or the information required therein is included in the notes to the Unaudited Interim Financial Statements included herein.

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

November 13, 2006

Exhibit Index

Exhibit Number and Description

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.