Form 10-K
period 2006-12-31
AMERICAN SKANDIA LIFE ASSURANCE CORP/CT
filed 2007-03-23
CIK 881453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER 033-44202

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

Indicate the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant:

Voting:  NONE    Non-voting:  NONE

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

As of March 23, 2007, 25,000 shares of the registrant’s Common Stock (par value $100) consisting of 100 voting shares and 24,900 non-voting shares, were outstanding. As of such date, American Skandia, Inc., an indirect wholly-owned subsidiary of Prudential Financial, Inc., a New Jersey corporation, owned all of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

THE INFORMATION REQUIRED TO BE FURNISHED PURSUANT TO PART III OF THIS FORM 10-K IS SET FORTH IN, AND IS HEREBY INCORPORATED BY REFERENCE HEREIN FROM, THE DEFINITIVE PROXY STATEMENT OF PRUDENTIAL FINANCIAL, INC. FOR THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON MAY 8, 2007, TO BE FILED BY PRUDENTIAL FINANCIAL, INC. WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION 14A NOT LATER THAN 120 DAYS AFTER DECEMBER 31, 2006.

American Skandia Life Assurance Corporation meets the conditions set forth in General Instruction (I) (1) (a) and (b) on Form 10-K and

is therefore filing this Form 10-K with the reduced disclosure format.

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

Overview

American Skandia Life Assurance Corporation (the “Company”), with its principal offices in Shelton, Connecticut, is an indirect wholly-owned subsidiary of Prudential Financial, Inc. (“Prudential Financial”), a New Jersey corporation. The Company is a wholly owned subsidiary of American Skandia, Inc. (“ASI”), which in turn is an indirect wholly owned subsidiary of Prudential Financial. On December 19, 2002, Skandia Insurance Company Ltd. (publ) (“Skandia”), an insurance company organized under the laws of the Kingdom of Sweden, and the ultimate parent company of the Company prior to May 1, 2003, entered into a definitive purchase agreement with Prudential Financial, a New Jersey corporation, whereby Prudential Financial would acquire the Company and certain of its affiliates (the “Acquisition”) and would be authorized to use the American Skandia name through April, 2008. On May 1, 2003, the initial phase of the Acquisition was consummated. As such, the Company became an indirect wholly owned subsidiary of Prudential Financial on May 1, 2003. During 2007, we expect to begin the process of changing the Company’s name and the names of various legal entities that include the “American Skandia” name. See Note 5 for additional information on the Acquisition.

The Company was established in 1988 and is a significant provider of variable annuity contracts for the individual market in the United States. The Company’s products are sold primarily to individuals to provide for long-term savings and retirement needs and to address the economic impact of premature death, estate planning concerns and supplemental retirement income. The investment performance of the registered investment companies supporting the variable annuity contracts, which is principally correlated to equity market performance, can significantly impact the market for the Company’s products.

ASI, the direct parent of the Company, may make additional capital contributions to the Company, as needed, to enable the Company to comply with its reserve requirements and fund expenses in connection with its business. Generally, ASI is under no obligation to make such contributions and its assets do not back the benefits payable under the Company’s annuity contracts and life insurance. During 2006, 2005, and 2004, ASI made no capital contributions to the Company.

Products

The Company offers a wide array of annuities, including deferred and immediate variable annuities that are registered with the United States Securities and Exchange Commission (the “SEC”), which may include (1) fixed interest rate allocation options, subject to a market value adjustment, and registered with the SEC, and (2) fixed rate allocation options not subject to a market value adjustment and not registered with the SEC. In addition, the Company has in force a relatively small block of variable life insurance policies, but it no longer actively sells such policies.

The Company offers variable annuities that provide our customers with a full suite of optional guaranteed death and living benefits. Our investment options within our variable annuities provide our customers with the opportunity to make allocations in proprietary and non-proprietary mutual fund options, frequently under asset allocation programs, and fixed interest rate options. The allocations made by customers to the proprietary and non-proprietary mutual fund options represent an interest in separate investment companies that provide a return linked to an underlying investment portfolio. The investments made in the fixed interest rate options are credited with a rate of return that we determine from time to time, subject to certain contractual minimums. The Company also offers fixed annuities that provide a guarantee of principal and a guaranteed interest rate.

Annuity contracts represent the insurer’s contractual obligation to make payments over a given period of time, often measured by the life of the annuitant, in return for a single deposit or a series of scheduled or flexible deposits. The insurer’s obligation to pay may commence immediately or be deferred. If the insurer’s payments are deferred, the insurer generally incurs an obligation to offer a surrender value available during the deferral period based on an account value, and certain guarantees as applicable. The account value consists of the deposits and may earn interest, or may vary with the performance of investments in the underlying fund options made available by the insurer and elected by contractholders. Gains on deposits made by the contractholder, before distribution, generally are tax deferred for the contractholder. Distributions are taxed as ordinary income to the contractholder. For immediate annuities and annuitized deferred annuities, a portion of each distribution may be treated as a return of the contractholder’s investment in the contract.

The Company’s variable annuity contracts can be divided generally into certain categories, that vary, among other things, according to their surrender or withdrawal charges structure. For example, for certain variable annuities, the surrender or withdrawal charge expires after a number of years have passed, whereas other Company annuities either have a surrender or withdrawal charge that expires sooner or alternatively lack a surrender or withdrawal charge altogether. Another distinction among the Company’s variable annuities may be the distribution channel through which the variable annuity is sold. For example, the Company has tailored certain of its variable annuity products to the specifications of the “distribution channel” or broker-dealer through which the annuity is sold. Subject to certain contract restrictions, a customer can choose one or more optional death benefits or living benefits to be added to the variable annuity. For example, for an additional fee, the annuity owner may elect a death benefit that upon death may pay an amount in excess of account value or cumulative deposits. Similarly, for an additional fee, the annuity owner may elect one of several guaranteed minimum income and withdrawal benefits, which in general, create a guaranteed sum that can be withdrawn over time even if account value declines. These optional features, and in particular, these optional guaranteed minimum income and withdrawal benefits, have had a significant, positive influence on sales in recent years.

Marketing and Distribution

The Company sells its wide array of annuity products through multiple distribution channels, including (1) independent broker-dealer firms and financial planners; (2) broker-dealers that are members of the New York Stock Exchange, including “wirehouse” and regional broker-dealer firms; and (3) broker-dealers affiliated with banks or that specialize in marketing to customers of banks. Although the Company is active in each of those distribution channels, the majority of the Company’s sales have come from the independent broker-dealer firms and financial planners. The Company has selling agreements with approximately eleven hundred broker-dealer firms and financial institutions. On June 1, 2006, The Prudential Insurance Company of America, an affiliate of the Company, acquired the variable annuity business of The Allstate Corporation (“Allstate”), which included access to the Allstate affiliated broker-dealer. The Company began distributing variable annuities through the Allstate affiliated broker-dealer registered representatives in the third quarter of 2006.

Although many of the Company’s competitors have acquired or are seeking to acquire their distribution channels as a means of securing sales, the Company typically does not follow that model. Instead, the Company believes that its success is dependent on its ability to enhance its relationships with both the selling firms and their registered representatives. In cooperation with its affiliated broker-dealer, American Skandia Marketing, Incorporated, the Company uses wholesalers to provide support to its distribution channels.

Underwriting and Pricing

We earn fees calculated on the average separate account assets invested in the underlying mutual funds offered in our variable annuity products, and mortality and expense fees and other fees for various insurance-related options and features based on average daily net assets of the value of the annuity separate accounts. We declare the rate of return on our fixed interest rate options offered in our variable annuities based on certain assumptions, including but not limited to investment returns, expenses and persistency. Competition also influences our pricing. We seek to maintain a spread between the return on our invested assets and the interest we credit on our fixed-rate option annuities. To encourage persistency, most of our variable annuities are subject to surrender or withdrawal charges that decline over specified number of years. In addition, the living benefit features of our variable annuity products encourage persistency because the value of the living benefit typically increases as the contract ages.

Reserves

We establish reserves for future policy benefits and policyholders’ account balances to recognize our future obligations for our in force annuity contracts, including the minimum death benefit and living benefit guarantee features of some of these contracts. We establish policyholders’ account balances representing cumulative gross premium payments plus credited interest and/or fund performance, less withdrawals, expenses and mortality charges.

Reinsurance

During 2006, the Company entered into two new reinsurance agreements with an affiliate as part of its risk management and capital management strategies. Effective November 20, 2006, the Company entered into a coinsurance agreement with Pruco Reinsurance, Ltd. (“Pruco Re”) providing for the 100% reinsurance of its Highest Daily Lifetime Five (“HDLT5”) benefit feature sold on certain of its annuities. Effective March 20, 2006, the Company entered into a new coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Spousal Lifetime Five benefit (“SLT5”) feature.

During 2005, the Company entered into reinsurance agreements with affiliates as part of its risk management and capital management strategies. The Company entered into a coinsurance agreement with one of its affiliates, The Prudential Insurance Company of America (“Prudential Insurance”), providing for the 100% reinsurance of its Lifetime Five benefit (“LT5”) feature sold on new business prior to May 6, 2005. Effective July 1, 2005, the Company entered into a new coinsurance agreement with Pruco Re providing for the 100% reinsurance of its LT5 feature sold on new business after May 5, 2005, as well as for riders issued beginning March 15, 2005 on business inforce before that date.

During 2004, the Company entered into two reinsurance agreements with affiliates as part of our risk management and capital management strategies. The Company entered into a 100% coinsurance agreement with Prudential Insurance Company providing for the reinsurance of its guaranteed minimum withdrawal benefit feature (“GMWB”). The Company also entered into a 100% coinsurance agreement with Pruco Re providing for the reinsurance of its guaranteed return option (“GRO”). In prior years, the Company entered into reinsurance agreements to provide additional capacity for growth in supporting the cash flow strain from the Company’s variable annuity and variable life insurance business.

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

The Company is subject to the regulations of the Insurance Department. A detailed financial statement in the prescribed form (the “Annual Statement”) is filed with the Insurance Department each year covering the Company’s operations for the preceding year and its financial position as of the end of that year. Regulation by the Insurance Department includes periodic examinations to verify the accuracy of our contract liabilities and reserves. The Company’s books and accounts are subject to review by the Insurance Department at all times. A full examination of the Company’s operations is conducted periodically by the Insurance Department and under the auspices of the NAIC. The Company is currently undergoing a routine financial examination for the five year period ended December 31, 2005.

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

State Securities Regulation

In certain states, our variable annuity products are considered “securities” within the meaning of state securities laws. Sales activities with respect to these products generally are subject to state securities regulation. Such regulation may affect investment advice, sales and related activities for these products.

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

Privacy Regulation

Federal and state law and regulation require financial institutions to protect the security and confidentiality of personal information, including health-related and customer information and to notify customers and other individuals about their policies and practices relating to their collection and disclosure of health-related and customer information and their practices relating to protecting the security and confidentiality of that information. State laws regulate use and disclosure of social security numbers and require notice to affected individuals, law enforcement, regulators and others if there is a breach of the security of certain personal information, including social security numbers. Federal and state laws and regulations regulate the ability of financial institutions to make telemarketing calls and to send unsolicited e-mail messages to consumers and customers. Federal and state governments and regulatory bodies may be expected to consider additional or more detailed regulation regarding these subjects and the privacy and security of personal information.

Competition

The Company is competing for management of individuals’ savings dollars in the United States. Competitors in this business include banks, investment companies, insurance companies and other financial institutions. According to Info-One’s Variable Annuity Research & Data Service (“VARDS”), the combined annuity business of Prudential Financial, which includes the Company, was ranked 4th in sales of variable annuities for the year ended December 31, 2006, and 4th in assets under management as of December 31, 2006. Competitive factors in this industry include investment performance, product design, visibility in the marketplace, financial strength ratings, distribution capabilities, levels of charges and credited rates, reputation, customer service and sales force service and education. As of the filing date, the Company’s financial strength or claims paying ratings from Fitch Ratings, A.M. Best Co. and Standard and Poor’s is AA, A+ and AA-, respectively.

Segments

The Company currently operates as one reporting segment. Revenues, net income and total assets for this segment can be found on the Company’s Statements of Financial Position as of December 31, 2006 and 2005 and Statements of Operations and Comprehensive Income for the year ended December 31, 2006, year ended December 31, 2005, and year ended December 31, 2004. The Company’s total assets as of December 31, 2006, 2005, and 2004 were $38.6 billion, $32.9 billion, and $30.3 billion, respectively. Revenues and assets generated from the Company’s variable life and qualified plan product offerings have been insignificant in comparison to the revenues and assets generated from the Company’s core product, variable annuities.

Employees

As of December 31, 2006, the Company had 437 employees.

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

For example, the Economic Growth and Tax Relief Reconciliation Act of 2001 and the Jobs and Growth Tax Relief Reconciliation Act of 2003 generally provide for lower income tax, capital gains and dividend tax rates that might have the effect of reducing the benefits of tax deferral on the build-up of value of annuities and life insurance products. The Bush Administration continues to propose that many of the rate reductions pursuant to these Acts be made permanent as well as to propose several tax-favored savings initiatives. These proposals or other tax law changes might hinder our sales and result in the increased surrender of insurance and annuity products.

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

Commencing in 2003, the Company received formal requests for information from the SEC and the New York Attorney General (“NYAG”) relating to market timing in variable annuities by the Company and certain affiliated companies. In connection with these investigations, with the approval of Skandia an offer was made by the Company to the authorities investigating its companies, the SEC and NYAG to settle these matters by paying restitution and a civil penalty of $95 million in the aggregate. While not assured, the Company believes these discussions are likely to lead to settlements with these authorities. Any regulatory settlement involving the Company and certain affiliates would be subject to the indemnification provisions of the Acquisition agreement. If achieved, settlement of the matters relating to the Company and certain affiliates also could involve continuing monitoring, changes to and/or supervision of business practices, findings that may adversely affect existing or cause additional litigation, adverse publicity and other adverse impacts to the Company’s businesses.

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

It should be noted that the judgments, settlements and expenses associated with many of these lawsuits, administrative and regulatory matters, and contingencies, including certain claims described above, may, in whole or in part, after satisfaction of certain retention requirements, fall within Skandia’s indemnification obligations to Prudential Financial and its subsidiaries under the terms of the Acquisition. Those obligations of Skandia provide for indemnification of certain judgments, settlements, and costs and expenses associated with lawsuits and other claims against the Company (“matters”), and apply only to matters, or groups of related matters, for which the costs and expenses exceed $25,000 individually. Additionally, those obligations only apply to such otherwise indemnifiable losses that exceed $10 million in the aggregate, subject to reduction for insurance proceeds, certain accruals and any realized tax benefit applicable to such amounts, and those obligations do not apply to the extent that such aggregate exceeds $1 billion. We are in discussions with Skandia regarding the satisfaction of the $10 million deductible.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company is a wholly-owned subsidiary of ASI. There is no public market for the Company’s common stock.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following analysis of the Company’s financial condition and results of operations in conjunction with the Forward-Looking Statements included below the Table of Contents, “Risk Factors”, and the Financial Statements included in this Annual Report on Form 10-K.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of American Skandia Life Assurance Corporation as of December 31, 2006, compared with December 31, 2005, and its results of operations for the years ended December 31, 2006 and 2005.

Overview

The Company offers a wide array of annuities, including (1) deferred and immediate variable annuities that are registered with the SEC, including fixed interest rate allocation options that are offered in certain of our variable annuities and are registered because of their market value adjustment feature and (2) fixed rate allocation options in certain of our variable and fixed annuities that are not registered with the SEC. In addition, the Company has in force a relatively small block of variable life insurance policies, but it no longer actively sells such policies. The markets in which the Company operates are subject to regulatory oversight with particular emphasis placed on company solvency and sales practices. These markets are also subject to increasing competitive pressure as the legal barriers, that have historically segregated the markets of the financial services industry, have been changed through both legislative and judicial processes. Regulatory changes have opened the insurance industry to competition from other financial institutions, particularly banks and mutual funds that are positioned to deliver competing investment products through large, stable distribution channels.

In addition to policy charges and fee income, the Company earns revenues from asset management fees calculated on the average separate account fund balances. The Company’s operating expenses principally consist of insurance benefits provided, general business expenses, commissions and other costs of selling and servicing the various products we sell.

The Company’s profitability depends principally on its ability to price and manage risk on insurance products, to attract and retain customer assets, and to manage expenses. Specific drivers of our profitability include:

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

Valuation of investments

As prescribed by GAAP, we present our investments classified as available for sale, including fixed maturity and equity securities, and our investments classified as trading, at fair value in the statements of financial position. The fair values for our public fixed maturity securities and our public equity securities are based on quoted market prices or estimates from independent pricing services. However, for our investments in private securities such as private placement fixed maturity securities, which comprise 8% of our investments as of December 31, 2006, this information is not available. For these private investments, fair value is determined typically by using a discounted cash flow model, which relies upon the average of spread surveys collected from private market intermediaries who are active in both primary and secondary transactions and takes into account, among other things, the credit quality of the issuer and the reduced liquidity associated with private placements. Historically, changes in estimated future cash flows or the assessment of an issuer’s credit quality have been the more significant factors in determining fair values.

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

Equity securities held in support of a deferred compensation plan are designated as trading. Such investments are carried at fair value with changes in unrealized gains and losses reported in the Statements of Operations and Comprehensive Income, as a component of “Other income.”

Deferred policy acquisition costs

We capitalize costs that vary with and are related primarily to the acquisition of new and renewal annuity contracts. These costs include primarily commissions, costs of policy issuance and other variable expenses. We amortize these deferred policy acquisition costs, or DAC, over the expected lives of the contracts, based on the level and timing of gross profits. As of December 31, 2006 and 2005, DAC was $766.3 million and $528.9 million, respectively.

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

Future rate of return assumptions used in evaluating DAC are derived using a reversion to mean approach, a common industry practice. Under this approach, we consider actual returns over a period of time and project returns for the future period so that the assets grow at the expected rate of return for the entire period. If the projected future rate of return is greater than our maximum future rate of return, we use our maximum reasonable future rate of return. As part of our approach, if the estimated gross profits under the previously projected rate of returns are greater than or less than a range of estimated gross profits determined by statistically generated rate of returns, we change our future assumption to reflect the result of the reversion to the mean approach. Our expected rate of return is 8% per annum, which reflects an expected rate of return of 8.9% per annum for equity type assets. The future equity rate of return used varies by product, but was under 6.0% per annum for our evaluation of deferred policy acquisition costs as of December 31, 2006.

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

Increase/(Reduction) in DAC
(in millions)
Increase in projected rate of return by 100 basis points	$6.5
Decrease in projected rate of return by 100 basis points	$(6.4)

In addition to DAC, we also recognize assets for capitalized sales inducements and valuation of business acquired (“VOBA”). The deferred sales inducements are amortized using the same methodology and assumptions used to amortize deferred policy acquisition costs. For additional information about our deferred sales inducements, see Note 6 to the Financial Statements. VOBA represents the present value of future profits embedded in acquired businesses. For additional information about VOBA including its bases for amortization, see Note 5 of the financial statements.

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

Our accounting represents management’s best estimate of future events that can be appropriately reflected in the accounting estimates. Certain changes or future events, such as changes in tax legislation, geographic mix of earnings and completion of tax audits could have an impact on our estimates and effective tax rate. To the extent our effective tax rate increases or decreases by 1 percent of income from operations before income taxes and cumulative effect of accounting change, income before and cumulative effect of accounting change would have increased or declined by $2.0 million in 2006.

The amount of income taxes paid by the Company is subject to ongoing audits in various jurisdictions. We reserve for our best estimate of potential payments/settlements to be made to the Internal Revenue Service (the “Service”) and other taxing jurisdictions for audits on-going or not yet commenced. In 2006, the Service completed all fieldwork with regards to its examination of the Company’s federal income tax returns for tax years 2002-2003. The Company anticipates the final report being submitted to the Joint Committee on Taxation for their review during the first quarter of 2007. The statute of limitations for the 2002-2003 tax years expires in 2008. In addition, in January 2007, the IRS began an examination of tax years 2004 through 2006.

For tax year 2007, the Company has chosen to participate in the Service’s new Compliance Assurance Program (the “CAP”). Under CAP, the Service assigns an examination team to review completed transactions contemporaneously during the 2007 tax year in order to reach agreement with the Company on how they should be reported in the tax return. If disagreements arise, accelerated resolutions programs are available to resolve the disagreements in a timely manner before the tax return is filed. It is management’s expectation this new program will significantly shorten the time period between when the Company files its federal income tax return and the Service completes its examination of the return.

Reserves for contingencies

A contingency is an existing condition that involves a degree of uncertainty that will ultimately be resolved upon the occurrence of future events. Under U.S. GAAP, reserves for contingencies are required to be established when the future event is probable and its impact can be reasonably estimated. An example is the establishment of a reserve for losses in connection with an unresolved legal matter. The initial reserve reflects management’s best estimate of the probable cost of ultimate resolution of the matter and is revised accordingly as facts and circumstances change and, ultimately, when the matter is brought to closure. In situations in which the Company is to be indemnified by Skandia, there will be no financial impact on the Statements of Operations and Comprehensive Income. See Note 11 to the Financial Statements for a further discussion of indemnification provisions of the Agreement.

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

The Company’s Changes in Financial Position and Results of Operations are described below.

Changes in Financial Position

2006 versus 2005

From December 31, 2005 to December 31, 2006 total assets increased by $5.7 billion from $32.9 billion to $38.6 billion. Separate account assets increased by $5.8 billion, driven primarily by market value appreciation and positive net flows during 2006. Sales activity during the year ended December 31, 2006 drove an increase in capitalized costs resulting in an increase in deferred policy acquisition costs (“DAC”) and deferred sales inducements of $237.4 million and $132.4 million, respectively. Partially offsetting these increases were decreased fixed maturities of $380.2 million and decreased short term investments of $148.8 million primarily driven by a decline in policyholders’ account balances and cash collateral for loaned securities discussed below. Additionally, the valuation of business acquired decreased $43.4 million due to amortization.

From December 31, 2005 to December 31, 2006, total liabilities increased by $5.6 billion from $32.1 billion to $37.7 billion. Separate account liabilities increased by $5.8 billion, driven by market value appreciation and positive net flows during 2006. Also, borrowings increased $221.0 million in order to fund the growth of the business. Partially offsetting these increases was a decrease in policyholders’ account balances of $233.2 million primarily due to rebalancing of customer account values from the market value adjustment options to the separate account mutual fund options pursuant to contract provisions driven by improved market conditions. In addition, cash collateral for loaned securities decreased by $134.0 million due to lower levels of corporate securities out on loan and future fees payable to ASI decreased $64.6 million during the year due to amortization.

Results of Operations

2006 versus 2005

Net Income

Net income increased $37.3 million from $158.4 million for the year ended December 31, 2005 to $195.7 million for the year ended December 31, 2006. Policy charges and fee income increased by $105.6 million and asset management fees increased by $40.6 million year over year driven by increased net flows and market appreciation during the current year. Income tax expense decreased by $39.9 million, as a result of an increase in the projected amount of nontaxable investment income earned by the Company. This increase was partially offset by a $35.1 million benefit in 2005 from a net reduction in amortization of deferred policy acquisition and other costs and a decrease in reserves for the guaranteed minimum death benefit and guaranteed minimum income benefit features of our variable annuity products, due to decreased costs of actual and expected death claims and an increased estimate of total gross profits used as a basis for amortizing deferred policy acquisition and other costs based on an annual review. In addition, amortization of DAC and other costs, excluding the item mentioned above, increased $55.8 million from 2005 to 2006 due to a higher level of actual gross profits used to amortize DAC. Commissions, net of capitalization, increased $21.7 million driven by increased asset based commissions caused by growth in separate account assets, realized investment losses increased $15.9 million, and interest expense increased $14.5 million. Further details regarding the components of revenues and expenses are described below.

Revenues

Revenues increased by $142.7 million, from $668.0 million for the year ended December 31, 2005 to $810.7 million for the year ended December 31, 2006. Premiums of $40.5 million increased by $16.7 million, from $23.8 million in 2005, reflecting an increase in funds from customers electing to enter into the payout phase of their annuity contracts driven primarily by settlements in the current year related to the annuitization remediation program. See Item 3, Legal Proceedings for further discussion.

Policy charges and fee income increased by $105.6 million, from $455.7 million in 2005 to $561.3 million in 2006. Mortality and expense charges increased by $76.5 million as a result of the increase in the inforce business and market appreciation. Generally, annuity fees are asset-based fees, which are dependent on fund balances. Average annuity separate account fund balances have increased as a result of market appreciation and positive net flows, resulting in an increase in policy charges and fee income. Optional benefit charges on our living and death benefit features increased $18.7 million primarily driven by increased sales of our Lifetime Five and Spousal Lifetime Five benefit features. This increase was primarily offset by the change in the value of our embedded derivatives related to the reinsurance of these features included in realized investment losses, net. Additionally, policy charges increased $6.8 million from the prior year due to the change in realized market value adjustments related to the Company’s fixed, market value adjusted investment option (“MVA option”).

Realized investment losses, net, increased by $15.9 million from $32.1 million in 2005 to $48.0 million in 2006. This was driven by increased investment losses on our MVA portfolio due to dispositions of fixed maturities in a rising rate environment to fund outflows. Also contributing to the increased losses was the change in the value of our embedded derivatives related to our living benefit features. This was offset in policy charges and fee income as discussed in the preceding paragraph.

Asset management fees increased by $40.6 million from $127.4 million in 2005 to $168.0 million in 2006 as a result of higher average assets under management compared to 2005 due to increased net flows and market appreciation. Asset management fees are asset-based fees, which are dependent on the amount of assets under management.

Benefits and Expenses

Policyholders’ benefits increased by $38.4 million from $63.0 million in 2005 to $101.4 million in 2006. This was driven primarily by a $27.1 million adjustment in the prior year to reserves for the guaranteed minimum death benefit feature of our variable annuity products due to decreased costs of actual and expected death claims as discussed previously. Also contributing to the increase was an increase in changes in reserves due to increased funds from customers entering into the payout phase of their annuity contracts.

Interest credited to policyholders’ account balances increased by $7.2 million from $69.9 million in 2005 to $77.1 million in 2006. This variance was primarily due to increased amortization of deferred sales inducements of $18.1 million driven by increased gross profits used as a basis for amortizing these costs, partially offset by decreased interest credited on the MVA option of $9.7 million. As a result of improved market conditions, there were significant transfers of customer account values from the market value adjustment options to the separate account mutual fund options which decreased interest credited.

General, administrative, and other expenses increased by $99.6 million from $330.6 million in 2005 to $430.2 million in 2006. The increase was primarily due to an increase in the amortization of DAC and the valuation of business acquired of $52.3 million driven by a higher level of actual gross profits used to amortize DAC driven by increased fee income discussed above as well as a benefit included in the prior year from the increased estimate of total gross profits. In addition, commissions, net of capitalization, also increased $21.7 million driven by increased asset based commissions caused by growth in separate account assets and interest expense increased by $14.5 million resulting from higher borrowing levels. General expenses also increased $11.2 million from 2005 driven by increased benefit and salary expenses.

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

For variable annuities, excluding the fixed rate options in these products, the Company’s main exposure is the risk that asset-based fees may decrease as a result of declines in assets under management due to changes in market performance. For variable annuity products with minimum guaranteed death and living benefits, the Company also faces the risk that declines in the value of underlying investments as a result of changes in securities prices may increase the Company’s net exposure to death and living benefits under these contracts. The Company has transferred some of these living benefit risks through 100% coinsurance agreements with certain of its affiliates.

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

We use duration and convexity analyses to measure price sensitivity to interest rate changes. Duration measures the relative sensitivity of the fair value of a financial instrument to changes in interest rates. Convexity measures the rate of change of duration with respect to changes in interest rates. We seek to manage our interest rate exposure by legal entity by matching the relative sensitivity of asset and liability values to interest rate changes, or controlling “duration mismatch” of assets and liabilities. We have target duration mismatch constraints for each entity. As of December 31, 2006 and 2005, the difference between the pre-tax duration of assets and the target duration of liabilities in our duration managed portfolios was within our constraint limits. We consider risk-based capital implications in our asset/liability management strategies.

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

Market Risk Related to Interest Rate Risk

Fluctuations in interest rates can potentially impact the Company’s profitability and cash flows. At December 31, 2006, 97% of assets held under management by the Company are in non-guaranteed separate accounts for which the Company’s interest rate and equity market exposure is not significant, as the contract owner assumes substantially all of the investment risk. Of the remaining 3% of assets, the interest rate risk from contracts that carry interest rate exposure is managed through an asset/liability matching program which takes into account estimates of the risk variables of the insurance liabilities supported by the assets.

At December 31, 2006, the Company held fixed maturity investments in its general account that are sensitive to changes in interest rates. These securities are held in support of the Company’s fixed immediate annuities, fixed supplementary contracts, the fixed investment option offered in its variable life insurance contracts, and in support of the Company’s target solvency capital.

The Company assesses interest rate sensitivity for its financial assets, financial liabilities and derivatives using hypothetical test scenarios which assume both upward and downward 100 basis point parallel shifts in the yield curve from prevailing interest rates. The following tables set forth the potential loss in fair value from a hypothetical 100 basis point upward shift at December 31, 2006 and 2005, because this scenario results in the greatest net exposure to interest rate risk of the hypothetical scenarios tested at those dates. While the test scenario is for illustrative purposes only and does not reflect management’s expectations regarding future interest rates or the performance of fixed income markets, it is a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These test scenarios do not measure the changes in value that could result from non-parallel shifts in the yield curve, which would be expected to produce different changes in discount rates for different maturities. As a result, the actual loss in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations.

	December 31, 2006
	Fair Value	Hypothetical Fair Value After + 100 Basis Point Parallel Yield Curve Shift	Hypothetical Change in Fair Value
	(In millions)
Financial Assets with Interest
Rate Risk:
Financial Assets:
Fixed Maturities:
Available for Sale	$1,174	$1,129	$(45)
Commercial loans	41	39	(2)

Policy Loans	13	13	—

Total Estimated Potential Loss			$(47)

	December 31, 2005
	Fair Value	Hypothetical Fair Value After + 100 Basis Point Parallel Yield Curve Shift	Hypothetical Change in Fair Value
	(In millions)
Financial Assets with Interest
Rate Risk:
Financial Assets:
Fixed Maturities:
Available for Sale	$1,555	$1,493	$(62)
Commercial loans	6	6	—
Policy Loans	12	12	—

Total Estimated Potential Loss			$(62)

The estimated changes in fair values of the financial assets shown above relate to assets invested in support of the Company’s insurance liabilities, but do not include assets associated with products for which investment risk is borne primarily by the contract holders rather than the Company.

The Company’s deferred annuity products offer a fixed investment option which subjects the Company to interest rate risk. The fixed option guarantees a fixed rate of interest for a period of time selected by the contract owner. Guarantee period options available range from one to ten years. Withdrawal of funds, or transfer of funds to variable investment options, before the end of the guarantee period subjects the contract owner to an MVA, with respect to the Company’s fixed investment options that provide for assessment of an MVA. In the event of rising interest rates, which make the fixed maturity securities underlying the guarantee less valuable, the MVA could be negative. In the event of declining interest rates, which make the fixed maturity securities underlying the guarantee more valuable, the MVA could be positive. The resulting increase or decrease in the value of the fixed option, from calculation of the MVA, should substantially offset the decrease or increase in the market value of the securities underlying the guarantee. However, the Company still takes on the default risk for the underlying securities and the interest rate risk of reinvestment of interest payments.

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

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of December 31, 2006. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2006, our disclosure controls and procedures were effective. No change in the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) and 15d-15(f) occurred during the year ended December 31, 2006 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors , Executive Officers, and Corporate Governance

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

The Audit Committee of the Board of Directors of Prudential Financial has appointed PricewaterhouseCoopers LLP as the independent auditor of Prudential Financial and certain of its domestic and international subsidiaries, including the Registrant. The Audit Committee has established a policy requiring its pre-approval of all audit and permissible non-audit services provided by the independent auditor. The specific information called for by this item is hereby incorporated by reference to the section entitled “Item 2 – Ratification of the Appointment of Independent Auditors” in Prudential Financial’s definitive proxy statement for the Annual Meeting of Shareholders to be held on May 8, 2007, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2006.

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

4.	Instruments defining the rights of security holders including indentures are incorporated by reference to the Company’s Registration No. 33-88360, 33-89676, 33-91400, 333-00995, 333-02867, 333-24989, 333-25761, 333-97939, 333-26695, 333-97943, 333-136996 and 333-135494.

9.	None.

10.	None.

11.	Not applicable.

12.	Not applicable.

13.	Not applicable.

14.	Not applicable.

16.	None.

18.	None.

21.	Not applicable.

22.	None.

23.	Not applicable.

24.	Powers of Attorney are filed herewith.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

*	Schedules are omitted because they are either not applicable or because the information required therein is included in the Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13, or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Shelton, and state of Connecticut on the 23rd day of March 2007.

AMERICAN SKANDIA LIFE ASSURANCE CORPORATION
(Registrant)

By:	/s/ Michael A. Bohm
Michael A. Bohm
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 23, 2007.

Name	Title
/s/ James J. Avery, Jr. *	Director
James J. Avery, Jr.

/s/ Michael A. Bohm	Executive Vice President and Chief Financial Officer
Michael A. Bohm

/s/ Bernard J. Jacob *	Director
Bernard J. Jacob

/s/ Helen M. Galt *	Director
Helen M. Galt

/s/ Kenneth Y. Tanji *	Director
Kenneth Y. Tanji

/s/ Ronald Paul Joelson *	Director
Ronald Paul Joelson

/s/ David R. Odenath, Jr.	Chief Executive Officer, President and Director
David R. Odenath, Jr.

*By:	/s/ Michael A. Bohm
Michael A. Bohm
(Attorney-in-Fact)

20

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT

AMERICAN SKANDIA LIFE ASSURANCE CORPORATION

Financial Statements and

Report of Independent Registered Public Accounting Firm

Years Ended December 31, 2006 and 2005

AMERICAN SKANDIA LIFE ASSURANCE CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of

American Skandia Life Assurance Corporation:

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of American Skandia Life Assurance Corporation (a indirect wholly owned subsidiary of Prudential Financial, Inc., effective May 1, 2003) at December 31, 2006 and December 31, 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2 of the financial statements, the Company adopted American Institute of Certified Public Accountants Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” as of January 1, 2004.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 23, 2007

American Skandia Life Assurance Corporation

Statements of Financial Position

December 31, 2006 and 2005 (in thousands, except share amounts)

	2006	2005
ASSETS
Fixed maturities available for sale, at fair value (amortized cost, 2006: $1,161,335 2005: $1,559,777)	$1,174,353	$1,554,569
Trading account assets, at fair value	18,144	30,778
Equity securities available for sale, at fair value (cost – 2006: $18,487; 2005: $19,238)	18,344	19,098
Commercial loans	40,846	6,000
Policy loans	12,638	11,779
Short-term investments	60,872	209,691
Other long-term investments	6,105	—

Total investments	1,331,302	1,831,915

Cash and cash equivalents	664	3,507
Deferred policy acquisition costs	766,277	528,899
Accrued investment income	12,456	16,847
Reinsurance recoverable	—	4,271
Receivables from parent and affiliates	94,221	6,170
Income taxes receivable	217,768	229,802
Valuation of business acquired	152,650	196,023
Deferred sales inducements	359,815	227,415
Other assets	17,036	67,432
Separate account assets	35,608,409	29,786,393

TOTAL ASSETS	$38,560,598	$32,898,674

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Policyholders’ account balances	$993,260	$1,226,551
Future policy benefits and other policyholder liabilities	114,854	69,766
Payables to parent and affiliates	45,667	50,218
Cash collateral for loaned securities	39,962	173,987
Securities sold under agreements to repurchase	—	7,147
Short-term borrowing	159,546	208,584
Long-term borrowing	405,000	135,000
Future fees payable to American Skandia, Inc. (“ASI”)	48,531	113,151
Other liabilities	268,497	304,971
Separate account liabilities	35,608,409	29,786,393

Total liabilities	$37,683,726	$32,075,768

Commitments and Contingent Liabilities (See Note 11)

Stockholder’s Equity
Common stock, $100 par value; 25,000 shares, authorized, issued and outstanding	2,500	2,500
Additional paid-in capital	334,096	484,096
Retained earnings	534,899	339,182
Accumulated other comprehensive income (loss)	5,377	(2,872)

Total stockholder’s equity	876,872	822,906

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$38,560,598	$32,898,674

See Notes to Financial Statements

American Skandia Life Assurance Corporation

Statements of Operations and Comprehensive Income

Years ended December 31, 2006, December 31, 2005, and December 31, 2004 (in thousands)

	2006	2005	2004
REVENUES

Premiums	$40,511	$23,756	$17,568
Policy charges and fee income	561,295	455,675	370,589
Net investment income	88,291	92,881	90,459
Realized investment (losses), net	(48,035)	(32,121)	(20,465)
Asset management fees	167,964	127,401	112,100
Other income	654	393	5,331

Total revenues	810,680	667,985	575,582

BENEFITS AND EXPENSES

Policyholders’ benefits	101,367	62,973	86,948
Interest credited to policyholders’ account balances	77,137	69,901	80,120
General, administrative and other expenses	430,244	330,645	264,514

Total benefits and expenses	608,748	463,519	431,582

Income from operations before income taxes and cumulative effect of accounting change	201,932	204,466	144,000

Income taxes:
Current	67	51	4,071
Deferred	6,148	45,991	32,948

Income tax expense	6,215	46,042	37,019

Income from operations before cumulative effect of accounting change	195,717	158,424	106,981

Cumulative effect of accounting change, net of taxes	—	—	(17,079)

NET INCOME	195,717	158,424	89,902

Change in net unrealized investment gains (losses), net of taxes	8,249	(23,562)	21,341

COMPREHENSIVE INCOME	$203,966	$134,862	$111,243

See Notes to Financial Statements

American Skandia Life Assurance Corporation

Statements of Stockholder’s Equity

Years ended December 31, 2006, December 31, 2005, and December 31, 2004 (in thousands)

	Common Stock	Additional paid-in capital	Retained earnings	Deferred compensation	Accumulated other comprehensive income (loss)	Total stockholder’s equity
Balance, December 31, 2003	$2,500	$485,100	$90,856	$(360)	$(1,599)	$576,497
Net income	—	—	89,902	—	—	89,902
Purchase of fixed maturities from an affiliate, net of taxes	—	(948)	—	—	948	—
Stock-based compensation	—	273	—	—	—	273
Deferred compensation program	—	—	—	(544)	—	(544)
Change in net unrealized investment gains (losses), net of taxes	—	—	—	—	21,341	21,341

Balance, December 31, 2004	2,500	484,425	180,759	(904)	20,690	687,470

Net income	—	—	158,424	—	—	158,424
Stock-based compensation	—	(329)	—	—	—	(329)
Deferred compensation program	—	—	—	904	—	904
Change in net unrealized investment gains (losses), net of taxes	—	—	—	—	(23,562)	(23,562)

Balance, December 31, 2005	2,500	484,096	339,182	—	(2,872)	822,906

Net income	—	—	195,717	—	—	195,717
Distribution to parent	—	(150,000)	—	—	—	(150,000)
Change in net unrealized investment gains (losses), net of taxes	—	—	—	—	8,249	8,249

Balance, December 31, 2006	$2,500	$334,096	$534,899	$—	$5,377	$876,872

See Notes to Financial Statements

American Skandia Life Assurance Corporation

Statements of Cash Flows

Year ended December 31, 2006, Year ended December 31, 2005, and Year ended December 31, 2004

(in thousands)

	2006	2005	2004
CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES:
Net income	$195,717	$158,424	$89,902
Adjustments to reconcile net income to net cash from operating activities:
Realized investment losses, net	48,035	32,121	20,465
Amortization and depreciation	40,209	47,974	46,765
Cumulative effect of accounting change, net of taxes	—	—	17,079
Interest credited to policyholders’ account balances	60,215	60,058	70,331
Change in:
Policy reserves	45,088	18,688	34,361
Accrued investment income	4,392	5,474	6,035
Trading account assets	12,633	16,538	14,017
Net receivable/payable to affiliates	(42,150)	24,963	5,888
Deferred sales inducements	(132,400)	(74,999)	(74,087)
Deferred policy acquisition costs	(239,470)	(227,619)	(177,935)
Income taxes payable (receivable)	7,513	28,015	(24,826)
Other, net	(91,066)	(8,487)	73,901

Cash Flows (Used In) From Operating Activities	(91,283)	81,150	101,896

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity of fixed maturities available for sale	3,594,021	2,199,373	2,580,125
Payments for the purchase of fixed maturities available for sale	(3,226,546)	(2,048,890)	(2,196,424)
Proceeds from the sale of equity securities	—	1,000	—
Payments for the purchase of commercial loans	(34,846)	(6,000)	—
Proceeds from the maturity of policy loans	1,548	503	—
Payments for the issuance of policy loans	(2,407)	(1,935)	(1,952)
Proceeds for the sale of other long-term investments	5,358
Payments for the purchase of other long-term investments	(6,104)	—	—
Other short-term investments, net	148,819	211,762	(377,888)

Cash Flows From Investing Activities	479,843	355,813	3,861

CASH FLOWS (USED IN) FINANCING ACTIVITIES:
Return of capital	(150,000)	—	(948)
Decrease in future fees payable to ASI, net	(64,619)	(87,447)	(107,282)
Cash collateral for loaned securities	(134,025)	(117,312)	291,299
Securities sold under agreement to repurchase	(7,147)	(26,226)	12,523
Proceeds from the issuance of debt (maturities longer than 90 days)	300,000	—
Repayments of debt (maturities longer than 90 days)	(30,000)	—	135,000
Net (decrease) increase in short-term borrowing	(49,038)	68,221	24,363
Drafts outstanding	38,736	(88,620)	103,736
Policyholders’ account balances
Deposits	1,211,772	951,563	66,268
Withdrawals	(1,507,082)	(1,206,489)	(564,162)

Cash Flows (Used in) Financing Activities	(391,403)	(506,310)	(39,203)

Net (decrease) increase in cash and cash equivalents	(2,843)	(69,347)	66,554
Cash and cash equivalents, beginning of period	3,507	72,854	6,300

CASH AND CASH EQUIVALENTS, END OF PERIOD	$664	$3,507	$72,854

SUPPLEMENTAL CASH FLOW INFORMATION

Income taxes (received) paid	$(1,297)	$(2,540)	$39,199

Interest paid	$45,689	$4,783	$11,261

See Notes to Financial Statements

American Skandia Life Assurance Corporation

Notes to Financial Statements

1.	BUSINESS

American Skandia Life Assurance Corporation (the “Company”), with its principal offices in Shelton, Connecticut, is an indirect wholly-owned subsidiary of Prudential Financial, Inc. (“Prudential Financial”), a New Jersey corporation. The Company is a wholly-owned subsidiary of American Skandia, Inc. (“ASI”), which in turn is an indirect wholly-owned subsidiary of Prudential Financial. On December 19, 2002, Skandia Insurance Company Ltd. (publ) (“Skandia”), an insurance company organized under the laws of the Kingdom of Sweden, and the ultimate parent company of the Company prior to May 1, 2003, entered into a definitive purchase agreement with Prudential Financial whereby Prudential Financial would acquire the Company and certain of its affiliates (the “Acquisition”) and would be authorized to use the American Skandia name through April, 2008. On May 1, 2003, the initial phase of the Acquisition was consummated. As such, the Company became an indirect wholly owned subsidiary of Prudential Financial. During 2007, the Company expects to begin the process of changing the Company’s name and names of various legal entities that include the “American Skandia” name. See Note 5 for additional information on the Acquisition.

The Company develops long-term savings and retirement products, which are distributed through its affiliated broker/dealer company, American Skandia Marketing, Incorporated. The Company currently issues variable deferred and immediate annuities for individuals and groups in the United States of America and its territories.

American Skandia, Inc. (“ASI”), the direct parent of the Company, intends to make additional capital contributions to the Company, as needed, to enable it to comply with its reserve requirements and fund expenses in connection with its business. The Company has complied with the National Association of Insurance Commissioner’s (“NAIC”) Risk-Based Capital (“RBC”) reporting requirements and has total adjusted capital well above required capital. The Company expects to maintain statutory capital above 300% of Company Action Level Risk Based Capital. Generally, ASI is under no obligation to make such contributions and its assets do not back the benefits payable under the Company’s policyholder contracts. The Company received no capital contributions during 2006, 2005, and 2004.

The Company is engaged in a business that is highly competitive because of the large number of stock and mutual life insurance companies and other entities engaged in marketing insurance products, and individual and group annuities.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company has extensive transactions and relationships with Prudential Financial affiliates, as more fully described in Footnote 13. Due to these relationships, it is possible that the terms of these transactions are not the same as those that would result from transactions among wholly unrelated parties.

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

The most significant estimates include those used in determining deferred policy acquisition costs, valuation of business acquired, valuation of investments including derivatives, future policy benefits including guarantees, provision for income taxes, reserves for contingent liabilities and reserves for losses in connection with unresolved legal matters.

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

Commercial loans are carried at unpaid principal balances, net of unamortized premiums or discounts and an allowance for losses. Interest income, as well as prepayment fees and the amortization of related premiums or discounts, is included in “Net investment income.” The allowance for losses includes a loan specific reserve for non-performing loans and a portfolio reserve for probable incurred but not specifically identified losses. Non-performing loans include those loans for which it is probable that amounts due according to the contractual terms of the loan agreement will not all be collected. These loans are measured at the present value of expected future cash flows discounted at the loan’s effective interest rate, or at the fair value of the collateral if the loan is collateral dependent. Interest received on non-performing loans, including loans that were previously modified in a troubled debt restructuring, is either applied against the principal or reported as net investment income, according to management’s judgment as to the collectibility of principal. Management discontinues accruing interest on non-performing loans after the loans are 90 days delinquent as to principal or interest, or earlier when management has doubts about collectibility. When a loan is recognized as non-performing, any accrued but uncollectible interest is charged to interest income in the period the loan is deemed non-performing. Generally, a loan is restored to accrual status only after all delinquent interest and principal are brought current and, in the case of loans where the payment of interest has been interrupted for a substantial period, a regular payment performance has been established. The portfolio reserve for incurred but not specifically identified losses considers the Company’s past loan loss experience, the current credit composition of the portfolio, historical credit migration, property type diversification, default and loss severity statistics and other relevant factors. The changes in the allowance for loan losses, are reported in “Realized investment (losses), net.”

Policy loans are carried at unpaid principal balances.

Short-term investments consist of highly liquid debt instruments with a maturity of greater than three months and less than twelve months when purchased. These investments are carried at amortized cost, which because of their short-term nature, approximates fair value.

Other long-term investments consist of the Company’s investments in joint ventures and limited partnerships other than operating joint ventures in which the Company does not exercise control, as well as investments in the Company’s own separate accounts, which are carried at fair value, and investment real estate. Joint venture and partnership interests are generally accounted for using the equity method of accounting, except in instances in which the Company’s interest is so minor that it exercises virtually no influence over operating and financial policies. In such instances, the Company applies the cost method of accounting. The Company’s share of net income from investments in joint ventures and partnerships is generally included in “Net investment income.”

Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices, or the value of securities or commodities. Derivative financial instruments used by the Company include swaps and futures, and may be exchange-traded or contracted in the over-the-counter market. Derivative positions are carried at fair value, generally by obtaining quoted market prices or through the use of pricing models. Values can be affected by changes in interest rates, foreign exchange rates, credit spreads, market volatility and liquidity. Values can also be affected by changes in estimates and assumptions used in pricing models.

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

Derivatives are recorded as assets, within “Other long-term investments,” or as liabilities, within “Other liabilities,” in the Statement of Financial Position, except for embedded derivatives, which are recorded in the Statement of Financial Position with the associated host contract. As discussed in detail below, all realized and unrealized changes in fair value of derivatives, with the exception of the effective portion of cash flow hedges, are recorded in current earnings. Cash flows from these derivatives are reported in the operating or investing activities section in the Statements of Cash Flows.

The Company designates derivatives as either (1) a hedge of the fair value of a recognized asset or liability or unrecognized firm commitment (“fair value” hedge), (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge), (3) a foreign currency fair value or cash flow hedge (“foreign currency” hedge), (4) a hedge of a net investment in a foreign operation, or (5) a derivative entered into as an economic hedge that does not qualify for hedge accounting. During the years ended December 31, 2006, 2005 and 2004 none of the Company’s derivatives qualified for hedge accounting treatment.

If a derivative does not qualify for hedge accounting, all changes in its fair value, including net receipts and payments, are included in “Realized investment (losses), net” without considering changes in the fair value of the economically associated assets or liabilities.

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

Realized investment (losses), net are computed using the specific identification method. Adjustments to the costs of fixed maturities and equity securities for other than temporary impairments are included in “Realized investment (losses) gains, net.” In evaluating whether a decline in value is other than temporary, the Company considers several factors including, but not limited to the following: (1) the extent (generally if greater than 20%) and the duration (generally if greater than six months) of the decline; (2) the reasons for the decline in value (credit event, interest related or market fluctuation); (3) the Company’s ability and intent to hold the investment for a period of time to allow for a recovery of value; and (4) the financial condition of and near-term prospects of the issuer.

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

Deferred acquisition costs are amortized over the expected life of the contracts (approximately 25 years) in proportion to estimated gross profits arising principally from investment results, mortality and expense margins, and surrender charges based on historical and anticipated future experience, which is updated periodically. The effect of changes to estimated gross profits on unamortized deferred acquisition costs is reflected in “General administrative and other expenses” in the period such estimated gross profits are revised. The deferred policy acquisition cost asset was assigned a fair value of zero, net of tax, as part of purchase accounting.

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

Separate account assets and liabilities

Separate account assets and liabilities are reported at fair value and represent segregated funds, which are invested for certain policyholders and other customers. “Separate account assets” are predominantly shares in American Skandia Trust co-managed by American Skandia Investment Services, Incorporated (“ASISI”) and Prudential Investments LLC, which utilizes various fund managers as sub-advisors. The remaining assets are shares in other mutual funds, which are managed by independent investment firms. The contract holder has the option of directing funds to a wide variety of investment options, most of which invest in mutual funds. The investment risk on the variable portion of a contract is borne by the contract holder, except to the extent of any guarantees by the Company, which are not separate account liabilities. The assets of each account are legally segregated and are generally not subject to claims that arise out of any other business of the Company. The investment income and gains or losses for separate accounts accrue to the policyholders and are not included in the Statements of Operations and Comprehensive Income. Mortality, policy administration and surrender charges on the accounts are included in “Policy charges and fee income”. Asset management fees calculated on account assets are included in “Asset management fees”.

Deferred sales inducements

The Company provides sales inducements to contract holders, which primarily reflect an up-front bonus added to the contract holder’s initial deposit for certain annuity contracts. These costs are deferred and recognized in “Deferred sales inducements”. They are amortized using the same methodology and assumptions used to amortize DAC. The amortization expense is included as a component of “Interest credited to policyholders’ account balances”.

Other assets and other liabilities

“Other assets” consists primarily of accruals of fund manager income. “Other liabilities” consists primarily of accrued expenses, technical overdrafts and a liability to the participants of a deferred compensation plan.

“Other assets” also consists of state insurance licenses. Licenses to do business in all states have been capitalized and reflected at the purchase price of $4.0 million. Due to the adoption of SFAS No. 142 “Goodwill and Other Intangible Assets”, the cost of the licenses is no longer being amortized but is subjected to an annual impairment test. As of December 31, 2006, the Company estimated the fair value of the state insurance licenses to be in excess of book value and, therefore, no impairment charge was required.

Future policy benefits

The Company’s liability for future policy benefits is primarily comprised of the present value of estimated future payments to or on behalf of policyholders, where the timing and amount of payment depends on policyholder mortality, less the present value of future net premiums. Expected mortality is generally based on the Company’s historical experience or standard industry tables. Interest rate assumptions are based on factors such as market conditions and expected investment returns. Although mortality and interest rate assumptions are “locked-in” upon the issuance of new insurance or annuity business with fixed and guaranteed terms, significant changes in experience or assumptions may require the Company to provide for expected future losses on a product by establishing premium deficiency reserves. The Company’s liability for future policy benefits is also inclusive of liabilities for guarantee benefits related to certain nontraditional long-duration life and annuity contracts, which are discussed more fully in Note 6.

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

Revenues for fixed immediate annuity and fixed supplementary contracts with and without life contingencies consist of net investment income. In addition, revenues for fixed immediate annuity contracts with life contingencies also consist of single premium payments recognized as annuity considerations when received. Benefit reserves for these contracts are based on applicable actuarial standards with assumed interest rates that vary by issue year. Reserves for contracts without life contingencies are included in “Policyholders’ account balances” while reserves for contracts with life contingencies are included in “future policy benefits and other policyholder liabilities”. Assumed interest rates ranged from 1.83% to 8.25% at December 31, 2006 and 2005.

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

Certain individual annuity contracts provide the holder a guarantee that the benefit received upon death or annuitization will be no less than a minimum prescribed amount. These benefits are accounted for as insurance contracts and are discussed in further detail in Note 6. The Company also provides contracts with certain living benefits that are considered embedded derivatives. These contracts are discussed in further detail in Note 6.

Premiums, benefits and expenses are stated net of reinsurance ceded to other companies. Estimated reinsurance recoverables and the cost of reinsurance are recognized over the life of the reinsured policies using assumptions consistent with those used to account for the underlying policies.

Asset management fees

In accordance with an agreement with ASISI, the Company receives fee income calculated on contractholder separate account balances invested in the American Skandia Trust. In addition, the Company receives fees calculated on contractholder separate account balances invested in funds managed by companies other than ASISI. Asset management fees are recognized as income when earned. These revenues are recorded as “Asset management fees” in the Statements of Operations and Comprehensive Income.

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

Share-based Payments

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-based Payment” on January 1, 2006, using the modified prospective application transition method prescribed by this standard. This standard requires that the cost resulting from all share-based payments be recognized in the financial statements and requires all entities to apply the fair value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. The Company had previously adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended, prospectively for all new stock options granted to employees on or after January 1, 2003. Upon adoption of SFAS No. 123(R), there were no unvested stock options issued prior to January 1, 2003, and, therefore, the adoption of SFAS No. 123(R) had no impact to the Company’s financial condition or results of operations with respect to the unvested employee options.

New accounting pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” including an amendment of FASB Statement No. 115. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

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

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109. FIN No.48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company has adopted FIN No. 48 on January 1, 2007. The Company’s adoption of this guidance will not have a material effect on the Company’s financial position and results of operations.

On February 16, 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments.” SFAS No. 155 provides an election, on an instrument by instrument basis, to measure at fair value an entire hybrid financial instrument that contains an embedded derivative requiring bifurcation, rather than measuring only the embedded derivative on a fair value basis. This statement also removes an exception from the requirement to bifurcate an embedded derivative feature from a beneficial interest in securitized financial assets. The Company has used this exception for investments the Company has made in securitized financial assets in the normal course of operations, and thus has not previously had to consider whether such investments contain an embedded derivative. The new requirement to identify embedded derivatives in beneficial interest will be applied on a prospective basis only to beneficial interest acquired, issued, or subject to certain remeasurement conditions after the adoption date of the new guidance. The Company has adopted SFAS No. 155 effective January 1, 2007. The Company’s adoption of this guidance will not have a material effect on the Company’s financial position and results of operations.

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

In September 2005, the Accounting Standards Executive Committee (“AcSEC”) of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts.” SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97. The SOP defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. This SOP is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company has adopted SOP 05-1 on January 1, 2007. The Company’s adoption of this guidance will not have a material effect on the Company’s financial position or results of operation.

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

As of December 31, 2006, the death benefit coverage in force (representing the amount that we would have to pay if all annuitants had died on that date) was approximately $2.0 billion. The death benefit coverage in force represents the excess of the guaranteed benefit amount over the account value. The GMDB feature provides annuity contract holders with a guarantee that the benefit received at death will be no less than a prescribed minimum amount. This minimum amount is generally based on the net deposits paid into the contract and, for greater than 80% of the business in force as of December 31, 2006, this minimum guarantee is applicable only for the first ten contract years or until a specified attained age. To the extent that the GMDB is higher than the current account value at the time of death, the Company incurs a cost. This results in increased annuity policy benefits in periods of declining financial markets and in periods of stable financial markets following a decline. Effective January 1, 2004, the Company adopted SOP 03-1, which requires us to record such a liability based on application of an expected benefit ratio to “cumulative assessments” through the balance sheet date, and then subtracting “cumulative excess payments” from that date. The GMDB reserve as of December 31, 2006 amounted to $44.5 million. See Note 6 for further details.

In addition to establishing a liability associated with the GMDB feature, SOP 03-1 required a change in valuation and presentation of our liability associated with the market value adjustment (“MVA”) feature contained in certain annuity contracts. The MVA feature requires the Company to pay to the contract holder upon surrender the accreted value of the fund as well as a MVA based on the crediting rates on the contract surrendered compared to crediting rates on newly issued contracts. The MVA may increase or decrease the amount due to the contract holder. At December 31, 2003, this liability was recorded at market value, which considered the effects of unrealized gains and losses in contract value resulting from changes in crediting rates. Upon adoption of SOP 03-1, the Company reclassified this liability from “Separate account liabilities” to “Policyholders’ account balances” and reduced it by $117.1 million to reflect accreted value, which excludes the effect of unrealized gains and losses in contract value resulting from changes in crediting rates. However, in valuing the valuation of business acquired (“VOBA”) established at the date of acquisition, we considered the effect of unrealized gains and losses in contract value associated with annuities containing the MVA feature on future cash flows. As a result, the reduction in the liability for the MVA feature resulted in a net decrease in VOBA of $128.9 million, and lower future amortization. See Note 6 for further details.

Reclassifications

Certain amounts in the prior years have been reclassified to conform to the current year presentation.

3.	INVESTMENTS

Fixed Maturities and Equity Securities:

The following tables provide additional information relating to fixed maturities and equity securities (excluding investments classified as trading) as of December 31:

	2006
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(in thousands)
Fixed maturities available for sale
Bonds:

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$20,109	$337	$11	$20,434

Obligations of U.S. states, and their political subdivisions	1,973	419	1	2,392

Foreign government bonds	10,821	836	0	11,656

Mortgage-backed securities	156,327	2,242	143	158,426

Public utilities	114,662	1,656	574	115,74 4

All other corporate bonds	857,443	12,083	3,825	865,701

Total fixed maturities available for sale	$1,161,335	$17,573	$4,554	$1,174,353

Equity securities available for sale	$18,487	$9	$152	$18,344

	2005
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(in thousands)
Fixed maturities available for sale
Bonds:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$61,392	$301	$73	$61,620

Foreign government bonds	12,393	898	—	13,291

States, municipalities and political subdivisions	90,728	282	299	90,711

Mortgage-backed securities	189,286	111	2,771	186,626

Public utilities	146,037	1,228	983	146,282

All other corporate bonds	1,059,941	8,166	12,068	1,056,039

Total fixed maturities available for sale	$1,559,777	$10,986	$16,194	$1,554,569

Equity securities available for sale	$19,238	$5	$145	$19,098

The amortized cost and fair value of fixed maturities, by contractual maturities at December 31, 2006 is shown below:

	Available for sale
	Amortized Cost	Fair value
	(in thousands)
Due in one year or less	$49,438	$49,429

Due after one year through five years	412,516	416,025

Due after five years through ten years	273,227	276,043

Due after ten years	269,827	274,430

Mortgage-backed securities	156,327	158,426

Total	$1,161,335	$1,174,353

Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations.

The following table depicts the sources of fixed maturity proceeds and related gross investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

	2006	2005	2004
	(in thousands)
Fixed maturities, available for sale:
Proceeds from sales	$3,573,598	$2,155,754	$2,529,073
Proceeds from maturities/repayments	20,350	49,472	51,052
Gross investment gains from sales, prepayments and maturities	5,965	5,966	9,003
Gross investment losses from sales and maturities	(32,082)	(17,397)	(18,074)

Commercial Loans

The following table provides the breakdown of the gross carrying values of commercial loans by property type as of December 31:

	2006	2005
	(in thousands)
Commercial loans by property type
Office buildings	$6,099	$—
Retail stores	3,918	—
Apartment complexes	10,692	—
Agricultural properties	8,205	6,000
Other	11,932	—

Total Commercial Loans	$40,846	$6,000

The following table sets forth the breakdown of our commercial loan portfolio by contractual maturity as of December 31, 2006:

2006
(in thousands)
Maturing in 2007	$—
Maturing in 2008	—
Maturing in 2009	—
Maturing in 2010	—
Maturing in 2011	30,421
Maturing in 2012	—
Maturing in 2013	5,510
Maturing in 2014	—
Maturing in 2015	—
Maturing in 2016	4,915

Total Commercial Loans	$40,846

Other Long-Term Investments

The following table provides information relating to other long-term investments as of December 31:

2006
(in thousands)
Joint ventures and limited partnerships	$6,063
Company’s investment in Separate accounts	—
Derivatives	42
Equity securities	—

Total other long- term investments	$6,105

Investment Income and Investment Gains and Losses

Net investment income arose from the following sources for 2006, 2005, and 2004:

	Year ended December 31, 2006	Year ended December 31, 2005	Year ended December 31, 2004
	(in thousands)
Fixed maturities – available for sale	$82,976	$87,920	$89,930
Equity securities – available for sale	1,254	752	703
Policy loans	702	627	547
Short-term investments and cash equivalents	9,937	10,495	4,903
Oher	2,504	2,316	(3)

Gross investment income (loss)	97,373	102,110	96,080

Less: investment expenses	(9,082)	(9,229)	(5,621)

Net investment income (loss)	$88,291	$92,881	$90,459

Realized investment (losses) gains, net including charges for other than temporary reductions in value, for year ended December 31, 2006, year ended December 31, 2005, and year ended December 31, 2004 were from the following sources:

	Year ended December 31, 2006	Year ended December 31, 2005	Year ended December 31, 2004
	(in thousands)
Fixed maturities	$(26,155)	$(11,431)	$(9,071)
Equity securities – available for sale	(858)	—	—
Derivatives	(21,022)	(20,690)	(11,394)

Realized investment (losses) gains, net	$(48,035)	$(32,121)	$(20,465)

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

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs and Valuation of Business Acquired	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
Balance, December 31, 2003	$(2,474)	$—	$875	$(1,599)
Net investment gains (losses) on investments arising during the period	21,109		(13,006)	8,103
Cumulative effect of change in accounting principle	6,615	(1,319)	—	5,296
Reclassification adjustment for losses (gains) included in net income	9,071	—	—	9,071
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and valuation of business acquired	—	(1,000)	819	(181)

Balance, December 31, 2004	34,321	(2,319)	(11,312)	20,690
Net investment gains (losses) on investments arising during the period	(51,100)	—	—	(51,100)
Reclassification adjustment for losses (gains) included in net income	11,431	—	—	11,431
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and valuation of business acquired	—	3,221	12,886	16,107

Balance, December 31, 2005	(5,348)	902	1,574	(2,872)
Net investment gains (losses) on investments arising during the period	(8,789)	—		(8,789)
Reclassification adjustment for losses (gains) included in net income	27,013	—		27,013
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and valuation of business acquired	—	(5,453)	(4,522)	(9,975)

Balance, December 31, 2006	$12,876	$(4,551)	$(2,948)	$5,377

The table below presents unrealized gains (losses) on investments by asset class at December 31,

	2006	2005	2004
	(in thousands)
Fixed maturities	$13,018	$(5,208)	$34,027
Equity securities, available for sale	(142)	(140)	294

Unrealized gains (losses) on investments	$12,876	$(5,348)	$34,321

Duration of Gross Unrealized Loss Positions for Fixed Maturities and Equity Securities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturities and equity securities have been in a continuous unrealized loss position, as of December 31, 2006 and 2005:

	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
2006
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$3,784	$4	$637	$7	$4,421	$11
State, municipalities and political subdivisions	51	1	—	—	51	1
Corporate securities	90,891	1,013	96,146	3,387	187,037	4,400
Mortgage-backed securities	—	—	4,112	143	4,112	143

Total fixed maturities, available for sale	$94,726	$1,018	$100,895	$3,537	$195,621	$4,555

Total equity securities, available for sale	$6,437	$3	$11,898	$149	$18,335	$152

	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
2005
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$28,787	$73	$—	$—	$28,787	$73
State, municipalities and political subdivisions	27,353	29	8,866	270	36,219	299
Corporate securities	682,823	9,051	72,605	4,000	755,428	13,051
Mortgage-backed securities	163,451	2,665	3,894	106	167,345	2,771

Total fixed maturities	$902,414	$11,818	$85,365	$4,376	$987,779	$16,194

Total equity securities, available for sale	$6,682	$145	$—	$—	$6,682	$145

As of December 31, 2006, unrealized gains (losses) on fixed maturities and equity securities was comprised of $4.7 million of gross unrealized losses and $17.6 million of gross unrealized gains. Gross unrealized losses includes $3.5 million of gross losses that have been in such a position for twelve months or greater. Writedowns for impairments, which were deemed to be other than temporary were $896 thousand.

As of December 31, 2005, unrealized gains (losses) on fixed maturities and equity securities was comprised of $16.3 million of gross unrealized losses and $11.1 million of gross unrealized gains. Gross unrealized losses includes $4.4 million of gross losses that have been in such a position for twelve months or greater. Writedowns for impairments, which were deemed to be other than temporary were $560 thousand.

Securities Pledged and Special Deposits

The Company pledges investment securities it owns to unaffiliated parties through securities sold under agreements to repurchase transactions. At December 31, 2006 there were no fixed maturities available for sale pledged to third parties. At December 31, 2005, the carrying value of fixed maturities available for sale pledged to third parties as reported in the Statements of Financial Position was $7.1 million.

Fixed maturities of $4.8 million and $4.6 million at December 31, 2006 and 2005, respectively, were on deposit with governmental authorities or trustees as required by certain insurance laws.

4.	DEFERRED POLICY ACQUISITION COSTS

The balances of and changes in DAC as of and for the year ended December 31, 2006, year ended December 31, 2005, and year ended December 31, 2004, are as follows:

	2006	2005	2004
Balance, beginning of year	$528,899	$300,901	$122,572
Capitalization of commissions, sales and issue expenses	343,907	278,823	207,018
Amortization	(104,438)	(51,206)	(29,083)
Changes in unrealized investment gains and losses	(2,091)	381	—
Impact of adoption of SOP 03-1	—	—	394

Balance, end of year	$766,277	$528,899	$300,901

5.	VALUATION OF BUSINESS ACQUIRED

Details of VOBA and related interest and gross amortization for the year ended December 31, 2006, year ended December 31, 2005, and year ended December 31, 2004 is as follows (in thousands):

	2006	2005	2004
Balance, beginning of period	$196,023	$234,167	$402,169
Amortization(1)	(50,154)	(53,400)	(37,921)
Interest(2)	10,143	12,416	14,866
Change in unrealized gains/losses	(3,362)	2,840	(1,000)
Impact of adoption of SOP 03-1	—	—	(130,211)
Opening balance adjustments	—	—	(13,736)

Balance, end of period	$152,650	$196,023	$234,167

(1)	The average expected life of VOBA was approximately 10 years from the date of acquisition.
(2)	The interest accrual rate was 5.96% for the VOBA related to the businesses acquired.

Certain contracts issued by the Company include a market value adjustment (“MVA”) feature that requires the Company to pay to the contractholder upon surrender the accreted value of the fund as well as a market value adjustment based on the crediting rates on the contract surrendered compared to crediting rates on newly issued contracts or index rate at time of surrender, if applicable. As of December 31, 2003, this liability was reflected at market value, which considers the effects of unrealized gains and losses in contract value resulting from changes in crediting rates. Upon the adoption of SOP 03-1 on January 1, 2004, the Company changed its accounting for these contracts as described previously under “New Accounting Pronouncements.” The Company’s net VOBA balance decreased $130 million upon the adoption of SOP 03-1, primarily due to the change in the liability for the MVA feature since the expected cash flows on this business in force at the time of acquisition that corresponded to obligations covered by SOP 03-1 were considered in establishing the initial VOBA.

Estimated future net amortization of VOBA as of December 31, 2006 is as follows (in thousands):

2007	$33,920
2008	26,528
2009	20,404
2010	15,123
2011	11,714
2012 and thereafter	44,961

Total	$152,650

6.	CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS

The Company issues traditional variable annuity contracts through its separate accounts for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contract holder. The Company also issues variable annuity contracts with separate account options where the Company contractually guarantees to the contract holder a return of no less than (1) total deposits made to the contract less any partial withdrawals, (2) total deposits made to the contract less any partial withdrawals plus a minimum return (“minimum return”), or (3) the highest contract value on a specified date minus any withdrawals (“contract value”). These guarantees include benefits that are payable in the event of death, annuitization or at specified dates during the accumulation period including income and withdrawal benefits payable during specified periods.

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

In 2006 there were no gains or losses on transfers of assets from the general account to a separate account.

For those guarantees of benefits that are payable in the event of death, the net amount at risk is generally defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date. For guarantees of benefits that are payable at annuitization, the net amount at risk is generally defined as the present value of the minimum guaranteed annuity payments available to the contract holder determined in accordance with the terms of the contract in excess of the current account balance. For guarantees of accumulation balances, the net amount at risk is generally defined as the guaranteed minimum accumulation balance minus the current account balance. The Company’s contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed may not be mutually exclusive. As of December 31, 2006 and 2005, the Company had the following guarantees associated with its contracts, by product and guarantee type:

	December 31, 2006		December 31, 2005
	In the Event of Death	At Annuitization/ Accumulation (1)	In the Event of Death	At Annuitization/ Accumulation (1)
	(in millions)
Variable Annuity Contracts

Return of Net Deposits
Account value	$29,966.2	N/A	$25,582.1	N/A
Net amount at risk	$1,487.6	N/A	$1,970.0	N/A
Average attained age of contractholders	60.4 years	N/A	60.1 years	N/A

Anniversary contract value or minimum return
Account value	$6,134.5	$16,783.0	$4,881.9	$10,733.0
Net amount at risk	$502.6	$3.2	$602.0	$3.5
Average attained age of contractholders	62.2 years	58.7 years	62.1 years	58.3 years
Average period remaining until expected annuitization	N/A	5.6 years	N/A	6.4 years

(1)	Includes income and withdrawal benefits described herein

	December 31, 2006		December 31, 2005
	Unadjusted Value	Adjusted Value	Unadjusted Value	Adjusted Value
Market value adjusted annuities
Account value	$863.8	$871.8	$1,105.2	$1,115.0

Account balances of variable annuity contracts with guarantees were invested in separate account investment options as follows:

	December 31, 2006	December 31, 2005
	(in millions)	(in millions)
Equity funds	$18,154.9	$19,223.3

Bond funds	4,470.5	5,058.3

Balanced funds	8,733.5	1,253.2

Money market funds	1,630.5	1,642.2

Specialty funds	2,247.5	2,181.8

Total	$35,236.9	$29,358.8

In addition to the above mentioned amounts invested in separate account investment options, $863.8 million and $1,105.2 million of account balances of variable annuity contracts with guarantees, inclusive of contracts with MVA features, were invested in general account investment options as of December 31, 2006 and 2005, respectively.

Liabilities For Guarantee Benefits

The table below summarizes the changes in general account liabilities for guarantees on variable contracts. The liabilities for GMDB and guaranteed minimum income benefits (“GMIB”) are included in “Future policy benefits” and the related changes in the liabilities are included in “Policyholders’ benefits.” Guaranteed minimum withdrawal benefits (“GMWB”), guaranteed minimum income and withdrawals benefits (“GMIWB”), and guaranteed return option (“GRO”) features are considered to be derivatives under SFAS No. 133, and changes in the fair value of the derivative are recognized through “Realized investment gains (losses), net.” At December 31, 2006 and 2005, the liabilities recorded related to these derivatives were reinsured entirely to an affiliate. See Note 7 and Note 12 for further details.

	GMDB	GMWB/ GRO	GMIWB	GMIB	Totals
	(in millions)
Balance as of January 1, 2004	$8.6	$—	—	$—	$8.6

Incurred guarantee benefits (1)	62.5	—	—	0.7	63.2
Paid guarantee benefits	(44.7)	—	—	—	(44.7)

Balance as of December 31, 2004	26.4	—	—	0.7	27.1

Incurred guarantee benefits (1)	35.5	2.5	(3.0)	1.7	36.7
Paid guarantee benefits	(35.8)	—	—	—	(35.8)

Balance as of December 31, 2005	26.1	2.5	(3.0)	2.4	28.0

Incurred guarantee benefits (1)	49.5	(3.6)	(29.0)	1.9	18.8
Paid guarantee benefits	(31.1)	—	—	—	(31.1)

Balance as of December 31, 2006	$44.5	$(1.1)	$(32.0)	$4.3	$15.7

(1)	Incurred guarantee benefits include the portion of assessments established as additions to reserve as well as changes in estimate effecting the reserves. Also includes changes in the fair value of features considered to be derivatives.

The GMDB liability is determined each period end by estimating the accumulated value of a portion of the total assessments to date less the accumulated value of the death benefits in excess of the account balance. The portion of assessments used is chosen such that, at issue or at the acquisition date for contracts in-force at the time of the acquisition, the present value of expected death benefits in excess of the projected account balance and the portion of the present value of total expected assessments over the lifetime of the contracts are equal. The GMIB liability was determined at December 31, 2006 and 2005 by estimating the accumulated value of a portion of the total assessments to date less the accumulated value of the projected income benefits in excess of the account balance. The Company regularly evaluates the estimates used and adjusts the GMDB and GMIB liability balances, with a related charge or credit to earnings, if actual experience or other evidence suggests that earlier assumptions should be revised.

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

The GMIWB features predominantly present a benefit that provides a contractholder with two optional methods to receive guaranteed minimum payments over time—a “withdrawal” option and an “income” option. The withdrawal option guarantees that, upon the election of such benefit, a contractholder can withdraw an amount each year until the cumulative withdrawals reach a total guaranteed balance. The guaranteed remaining balance is generally equal to the protected value under the contract, which is initially established as the greater of: (1) the account value on the date of first withdrawal; (2) cumulative premiums when withdrawals commence, less cumulative withdrawals plus a minimum return; or (3) the highest contract value on a specified date minus any withdrawals. The income option guarantees that a contractholder can, upon the election of this benefit, withdraw a lesser amount based on the total guaranteed balance each year for the annuitant’s life. The withdrawal or income benefit can be elected by the contractholder upon issuance of an appropriate deferred variable annuity contract or at any time following contract issue prior to annuitization. The Company has several variations of this GMIWB that vary, among other things, with regard to how the Protected Withdrawal Value is calculated and how the customer may make withdrawals.

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

Sales Inducements
(in millions)
Balance as of January 1, 2004 $	70.3
Capitalization	84.1
Amortization	(10.0)

Balance as of December 31, 2004	144.4

Capitalization	99.6
Amortization	(16.6)

Balance as of December 31, 2005	227.4

Capitalization	167.0
Amortization	(34.6)

Balance as of December 31, 2006 $	359.8

7.	REINSURANCE

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

On its affiliated arrangements, the Company uses automatic coinsurance reinsurance arrangements. These agreements cover all significant risks under features of the policies reinsured. The Company is not relieved of its primary obligation to the policyholder as a result of these reinsurance transactions. These affiliated agreements include the reinsurance of the Company’s GMWB, GMIWB, and GRO features. These features are considered to be derivatives under SFAS No. 133, and changes in the fair value of the derivative are recognized through “Realized investment gains (losses), net.” Please see Note 13 for further details around the affiliated reinsurance agreements.

The effect of reinsurance for the year ended December 31, 2006, year ended December 31, 2005, and year ended December 31, 2004, was as follows (in thousands):

	Gross	Unaffiliated Ceded	Affiliated Ceded	Net
2006
Policy charges and fee income	$586,985	$(25,690)	$—	$561,295
Realized investment (losses) gains, net	$31,053	$—	$(79,088)	$(48,035)
Policyholders’ benefits	$101,748	$(381)	$—	$101,367
General, administrative and other expenses	$435,721	$(5,450)	$(27)	$430,244

2005
Policy charges and fee income	$484,645	$(28,970)	$—	$455,675

Realized investment (losses) gains, net	$(8,326)	$—	$(23,795)	$(32,121)
Policyholders’ benefits	$67,244	$(4,271)	$—	$62,973
General, administrative and other expenses	$336,856	$(6,211)	$—	$330,645

2004
Policy charges and fee income	$400,809	$(30,220)	$—	$370,589
Realized investment (losses) gains, net	$(7,500)	$—	$(12,965)	$(20,465)
Policyholders’ benefits	$86,948	$—	$—	$86,948
General, administrative and other expenses	$268,318	$(3,804)	$—	$264,514

8.	INCOME TAXES

The components of income tax expense (benefit) for the year ended December 31, 2005, year ended December 31, 2004, eight months ended December 31, 2003, and four months ended April 30, 2003 are as follows:

	2006	2005	2004
Current tax (benefit) expense:
U.S. and foreign	$67	$51	$3,936
State and local	—	—	135
Total	67	51	4,071

Deferred tax expense (benefit):
U.S. and foreign	5,759	45,202	31,595
State and local	389	789	1,353
Total	6,148	45,991	32,948

Total income tax expense (benefit)	$6,215	$46,042	$37,019

The income tax expense (benefit) for the years ended December 31, 2006, December 31, 2005, and December 31, 2004, differs from the amount computed by applying the expected federal income tax rate of 35% to income from operations before income taxes for the following reasons:

	2006	2005	2004
	(in thousands)
Expected federal income tax expense (benefit)	$70,676	$71,563	$50,400
Dividends received deduction	(55,567)	(21,848)	(14,052)
Tax credits	(9,464)	(4,841)	—
State income taxes, net of federal benefit	253	513	435
Other	317	655	236

Total income tax expense (benefit)	$6,215	$46,042	$37,019

Deferred tax assets and liabilities at December 31, resulted from the items listed in the following table:

	2006	2005
	(in thousands)
Deferred tax assets
Insurance reserves	$334,909	$303,736
Income taxed in advance	15,734	34,410
Compensation reserves	13,341	11,954
Net operating loss carryforwards	114,334	92,142
Tax credit carryforwards	22,007	7,448
Net unrealized losses on securities	—	1,889
Other	33,260	25,731

Deferred tax assets	533,585	477,310

Deferred tax liabilities
VOBA and deferred acquisition cost	(311,540)	(247,383)
Net unrealized gains on fixed maturity securities	(4,558)	—
Other	(581)	(2,351)

Deferred tax liabilities	(316,679)	(249,734)

Net deferred tax asset/(liability)	$216,906	$227,576

The Company’s federal and state net operating loss carryforwards, totaling approximately $323 million, will expire if not used, between 2009 and 2021. The company’s tax credit carryforwards, totaling approximately $22 million, will expire if not used, between 2014 and 2016.

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

The amount of income taxes paid by the Company is subject to ongoing audits in various jurisdictions. We reserve for our best estimate of potential payments/settlements to be made to the Internal Revenue Service (the “Service”) and other taxing jurisdictions for audits ongoing or not yet commenced. In 2006, the Service completed all fieldwork with regards to its examination of the Company’s federal income tax returns for tax years 2002-2003. The Company anticipates the final report being submitted to the Joint Committee on Taxation for their review during the first quarter of 2007. The statute of limitations for the 2002-2003 tax year expires in 2008. In addition, in January 2007, the Service began an examination of tax years 2004 through 2006.

The Company’s liability for income taxes includes management’s best estimate of potential payments and settlements for audit periods still subject to review by the Service or other taxing jurisdictions. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to our liability for income taxes. Any such adjustment could be material to our results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period.

For tax year 2007, the Company has chosen to participate in the Service’s new Compliance Assurance Program (the “CAP”). Under CAP, the Service assigns an examination team to review completed transactions contemporaneously during the 2007 tax year in order to reach agreement with the Company on how they should be reported in the tax return. If disagreements arise, accelerated resolutions programs are available to resolve the disagreements in a timely manner before the tax return is filed. It is management’s expectation this new program will significantly shorten the time period between when the Company files its federal income tax return and the Service completes its examination of the return.

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

Statutory net income (loss) of the Company amounted to $110.2 million, $(31.4) million, and $101.1 million, for the years ended December 31, 2006, 2005, and 2004, respectively. Statutory surplus of the Company amounted to $327.2 million and $367.3 million at December 31, 2006 and 2005, respectively.

Without prior approval of its domiciliary commissioner, dividends to shareholders are limited by the laws of the Company’s state of incorporation, Connecticut. The State of Connecticut restricts dividend payments to the greater of 10% of the prior year’s surplus or net gain from operations from the prior year. Net gain from operations is defined as income after taxes but prior to realized capital gains, as reported on the Summary of Operations. Based on 2006 earnings, there is capacity to pay a dividend of $112.2 million without prior approval in 2007.

10.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values presented below have been determined using available market information and by applying valuation methodologies. Considerable judgment is applied in interpreting data to develop the estimates of fair value. These fair values may not be realized in a current market exchange. The use of different market assumptions and/or estimation methodologies could have a material effect on the fair values. The methods and assumptions discussed below were used in calculating the fair values of the instruments.

Fixed maturities and Equity securities

The fair values of public fixed maturity securities are based on quoted market prices or estimates from independent pricing services. However, for investments in private placement fixed maturity securities, this information is not available. For these private investments, the fair value is determined typically by using a discounted cash flow model, which considers current market credit spreads for publicly traded issues with similar terms by companies of comparable credit quality, and an additional spread component for the reduced liquidity associated with private placements. This additional spread component is determined based on surveys of various third party financial institutions. Historically, changes in estimated future cash flows or the assessment of an issuer’s credit quality have been the more significant factors in determining fair values.

Commercial Loans

The fair value of commercial loans, other than those held by the Company’s commercial mortgage operations, is primarily based upon the present value of the expected future cash flows discounted at the appropriate U.S. Treasury rate, and adjusted for the current market spread for similar quality loans.

The fair value of commercial loans held by the Company’s commercial mortgage operations is based upon various factors, including the terms of the loans, the intended exit strategy for the loans based upon either a securitization pricing model or commitments from investors, prevailing interest rates, and credit risk.

The following table discloses the carrying amounts and estimated fair values of the Company’s financial instruments at December 31:

	2006		2005
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
	(in thousands)
Financial assets:
Fixed maturities	$1,174,353	$1,174,353	$1,554,569	$1,554,569
Trading securities	18,144	18,144	30,778	30,778
Equity securities	18,344	18,344	19,098	19,098
Commercial Loans	40,846	41,104	6,000	6,037
Policy loans	12,638	12,638	11,779	11,779
Short-term investments	60,872	60,872	209,691	209,691
Cash and cash equivalents	664	664	3,507	3,507
Separate account assets	35,608,409	35,608,409	29,786,393	29,786,393

Financial liabilities:
Securities sold under agreements to repurchase	—	—	7,147	7,147
Short-term borrowing	159,546	159,546	208,584	208,584
Long-term borrowing	405,000	405,000	135,000	135,000
Separate account liabilities	35,608,409	35,608,409	29,786,393	29,786,393

11.	CONTINGENT LIABILITIES AND LITIGATION

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

Commencing in 2003, the Company received formal requests for information from the SEC and the New York Attorney General (“NYAG”) relating to market timing in variable annuities by the Company and certain affiliated companies. In connection with these investigations, with the approval of Skandia, an offer was made by the Company to the authorities investigating its companies, the SEC and NYAG to settle these matters by paying restitution and a civil penalty of $95 million in the aggregate. While not assured, the Company believes these discussions are likely to lead to settlements with these authorities. Any regulatory settlement involving the Company and certain affiliates would be subject to the indemnification provisions of the Acquisition agreement. If achieved, settlement of the matters relating to the Company and certain affiliates also could involve continuing monitoring, changes to and/or supervision of business practices, findings that may adversely affect existing or cause additional litigation, adverse publicity and other adverse impacts to the Company’s businesses.

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

It should be noted that the judgments, settlements and expenses associated with many of these lawsuits, administrative and regulatory matters, and contingencies, including certain claims described above, may, in whole or in part, after satisfaction of certain retention requirements, fall within Skandia’s indemnification obligations to Prudential Financial and its subsidiaries under the terms of the Acquisition. Those obligations of Skandia provide for indemnification of certain judgments, settlements, and costs and expenses associated with lawsuits and other claims against the Company (“matters”), and apply only to matters, or groups of related matters, for which the costs and expenses exceed $25,000 individually. Additionally, those obligations only apply to such otherwise indemnifiable losses that exceed $10 million in the aggregate, subject to reduction for insurance proceeds, certain accruals and any realized tax benefit applicable to such amounts, and those obligations do not apply to the extent that such aggregate exceeds $1 billion. We are in discussions with Skandia regarding the satisfaction of the $10 million deductible.

12.	RELATED PARTY TRANSACTIONS

In addition to the following related party transactions, the Company has extensive transactions and relationships with ASI and other affiliates. It is possible that the terms of these transactions are not the same as those that would result from transactions among wholly unrelated parties.

Affiliated Asset Management Fee Income

In accordance with an agreement with ASISI, the Company receives fee income calculated on contractholder separate account balances invested in the American Skandia Trust. Income received from ASISI related to this agreement was $121.9 million, $82.3 million, and $72.0 million, for the year ended December 31 2006, year ended December 31, 2005, and year ended December 31, 2004, respectively. These revenues are recorded as “Asset management fees” in the Statements of Operations and Comprehensive Income.

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

Allocated lease expense was $6.5 million, $8.6 million, and $9.1 million, for the year ended December 31, 2006, year ended December 31, 2005, and year ended December 31, 2004, respectively. Allocated sub-lease rental income, recorded as a reduction to lease expense, was $3.1 million, $2.5 million, and $2.3 million, for the year ended December 31, 2006, year ended December 31, 2005, and year ended December 31, 2004, respectively. Assuming that the written service agreement between ASLAC and ASIST continues indefinitely, ASLAC’s allocated future minimum lease payments and sub-lease receipts per year and in aggregate as of December 31, 2006 are as follows (in thousands):

	Lease	Sub-Lease
2007	$8,307	$3,204
2008	8,307	2,818
2009	8,269	2,796
2010	8,079	2,415
2011	8,079	2,329
2012 and thereafter	18,530	2,068

Total	$59,571	$15,630

Beginning in 1999, the Company was reimbursed by its affiliate American Skandia Marketing, Incorporated (“ASM”) for certain distribution related costs associated with the sales of variable annuities from revenues ASM receives under a 12b-1 plan of AST. Under this agreement, the expenses reimbursed were $4.3 million for the year ended December 31, 2004. This agreement was terminated at the end of 2004.

The Company and ASM have a written Service Agreement, approved by the Connecticut Insurance Department on September 13, 1996, whereby ASM pays, on behalf of the Company, information consulting fees payable in connection with the sale of the Company’s insurance products. The Company reimburses ASM for ASM’s payment of such fees on the Company’s behalf. The Company paid ASM $32.8 million during the twelve months ended December 31, 2004. Beginning in 2005, information consulting fees are paid directly by the Company.

The Company pays commissions and certain other fees to ASM in consideration for ASM’s marketing and underwriting of the Company’s products, which commissions and fees are paid by ASM to unaffiliated broker-dealers who sell the Company’s products. Commissions and fees paid by the Company to ASM during the year ended December 31, 2006, year ended December 31, 2005, and year ended December 31, 2004 were $384.4 million, $312.3 million, and $222.0 million, respectively.

Reinsurance Agreements

Effective November 20, 2006, the Company entered into a coinsurance agreement with Pruco Reinsurance, Ltd. (“Pruco Re”) providing for the 100% reinsurance of its Highest Daily Lifetime Five benefit (“HDLT5”) feature sold on its annuities. Fees ceded on this agreement, included in “Realized investments (losses) gains, net” on the financial statements, were $42 thousand as of December 31, 2006.

Effective March 20, 2006, the Company entered into a new coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Spousal Lifetime Five benefit (“SLT5”) feature. Fees ceded on this agreement, included in “Realized investments (losses) gains, net” on the financial statements, were $2.0 million as of December 31, 2006.

During 2005, the Company entered into reinsurance agreements with affiliates as part of its risk management and capital management strategies. The Company entered into a coinsurance agreement with The Prudential Insurance Company of America (“Prudential Insurance”) providing for the 100% reinsurance of its Lifetime Five benefit (“LT5”) feature sold on new business prior to May 6, 2005. Fees ceded on this agreement, included in “Realized investments (losses) gains, net” on the financial statements, were $1.4 million as of December 31, 2006 and $850 thousand as of December 31, 2005. Effective July 1, 2005, the Company entered into a new coinsurance agreement with Pruco Re providing for the 100% reinsurance of its LT5 feature sold on new business after May 5, 2005 as well as for riders issued from March 15, 2005 forward on business in-force before March 15, 2005. Fees ceded on this agreement, included in “Realized investments (losses) gains, net” on the financial statements, were $20.8 million as of December 31, 2006 and $3.8 million as of December 31, 2005.

During 2004, the Company entered into two reinsurance agreements with affiliates as part of our risk management and capital management strategies. We entered into a 100% coinsurance agreement with Prudential Insurance providing for the reinsurance of its guaranteed minimum withdrawal benefit feature (“GMWB”). Fees ceded on this agreement, included in “Realized investments (losses) gains, net” on the financial statements, were $3.1 million, $2.4 million, and $0.9 million for 2006, 2005, and 2004, respectively. The Company also entered into a 100% coinsurance agreement with Pruco Re providing for the reinsurance of its guaranteed return option (“GRO”). In prior years, the Company entered into reinsurance agreements to provide additional capacity for growth in supporting the cash flow strain from the Company’s variable annuity and variable life insurance business. Fees ceded on this agreement, included in “Realized investments (losses) gains, net” on the financial statements, were $19.1 million, $16.2 million, and $12.1 million for 2006, 2005, and 2004, respectively.

Debt Agreements

Short-term and Long-term borrowings

On December 14, 2006, the Company entered into a $300 million loan with Prudential Financial. This loan has an interest rate of 5.18% and matures on December 14, 2011. Accrued interest payable was $734 thousand as of December 31, 2006.

On January 3, 2002, the Company entered into a $150 million credit facility agreement with ASI. This credit facility terminated on December 31, 2005 and no amounts were outstanding under this credit facility. Interest expense related to these borrowings was $490 thousand and $2.6 million for the year ended December 31, 2005 and year ended December 31, 2004.

On March 12, 2004, the Company entered into a $45 million loan with Prudential Funding LLC. This loan had an interest rate of 2.78% and matured on March 10, 2005. The loan was subsequently rolled over with a new interest rate of 5.67% and new maturity date of March 12, 2007. Interest paid related to these borrowings was $2.4 million for the year ended December 31, 2006, $1.6 million for the year ended December 31, 2005 and $248 thousand for the year ended December 31, 2004. Accrued interest payable was $142 thousand as of December 31, 2006 and $114 thousand as of December 31, 2005.

On March 10, 2005, the Company entered into a $30 million loan with Prudential Funding, LLC. This loan has an interest rate of 4.68% and matured on March 10, 2006. The total related interest expense to the Company was $269 thousand for the year ended December 31, 2006 and $869 thousand for the year ended December 31, 2005. Accrued interest payable was $74 thousand as of December 31, 2005.

On March 10, 2005, the Company entered into a $30 million loan with Prudential Funding, LLC. This loan has an interest rate of 5.67% and matures on March 12, 2007. The total related interest expense to the Company was $1.6 million for the year ended December 31, 2006 and $897 thousand for the year ended December 31, 2005. Accrued interest payable was $95 thousand as of December 31, 2006 and $76 thousand as of December 31, 2005.

On March 10, 2005, the Company entered into a $30 million loan with Prudential Funding, LLC. This loan has an interest rate of 5.73% and matures on March 11, 2008. The total related interest expense to the Company was $1.6 million for the year ended December 31, 2006 and $912 thousand for the year ended December 31, 2005. Accrued interest payable was $96 thousand as of December 31, 2006 and $77 thousand as of December 31, 2005.

On May 1, 2004, the Company entered into a $500 million credit facility agreement with Prudential Funding LLC. Effective December 1, 2004, the credit facility agreement was increased to $750 million. Interest paid related to these borrowings was $8.7 million, $1.7 million, and $678 thousand for the year ended December 31, 2006, December 31, 2005, and December 31, 2004, respectively. As of December 31, 2006 and 2005, $159.5 million and $208.6 million, respectively, was outstanding under this credit facility. Accrued interest payable was $515 thousand and $223 thousand as of December 31, 2006 and 2005, respectively.

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

Payments, representing fees and charges in the aggregate amount, of $74.8 million, $96.6 million, and $122.2 million, were made by the Company to ASI during the year ended December 31, 2006, year ended December 31, 2005, and year ended December 31, 2004, respectively. Related expense (income) of $10.1 million, $9.2 million, and $12.7 million has been included in the Statements of Operations and Comprehensive Income for the year ended December 31, 2006, year ended December 31, 2005, and year ended December 31, 2004 respectively.

The Commissioner of the State of Connecticut has approved the transfer of future fees and charges; however, in the event that the Company becomes subject to an order of liquidation or rehabilitation, the Commissioner has the ability to restrict the payments due to ASI, into a restricted account, under the Purchase Agreement subject to certain terms and conditions.

The present values of the transactions that are still active as of 12/31/2006 as of the respective effective date were as follows (dollars in thousands):

Transaction	Closing Date	Effective Date	Contract Issue Period	Discount Rate	Present Value

1999-1	6/23/99	6/1/99	4/1/94 – 4/30/99	7.5%	120,632
1999-2	12/14/99	10/1/99	11/1/98 – 7/31/99	7.5%	145,078
2000-1	3/22/00	2/1/00	8/1/99 – 1/31/00	7.5%	169,459
2000-2	7/18/00	6/1/00	2/1/00 – 4/30/00	7.25%	92,399
2000-3	1/18/01	12/1/00	5/1/00 – 10/31/00	7.25%	107,138
2000-4	12/28/00	12/1/00	1/1/98 – 10/31/00	7.25%	107,291
2002-1	4/12/02	3/1/02	11/1/00 – 12/31/01	6.0%	101,713

Future amortization of future fees payable to ASI as of December 31, 2006, according to a revised amortization schedule, are as follows (in thousands):

Year	Amount
2007	36,361
2008	11,421
2009	750

Total	$48,532

13.	LEASES

The Company entered into an eleven-year lease agreement for office space in Westminster, Colorado, effective January 1, 2001. Lease expense for the year ended December 31, 2006, year ended December 31, 2005, and year ended December 31 2004, was $3.3 million, $3.0 million, and $2.9 million, respectively. Sub-lease rental income was $635 thousand, $405 thousand, and $455 thousand for the year ended December 31, 2006, year ended December 31, 2005, and year ended December 31 2004. Future minimum lease payments and sub-lease receipts per year and in aggregate as of December 31, 2006 are as follows (in thousands):

	Lease	Sub-Lease
2007	$2,889	$1,052
2008	3,024	1,000
2009	3,024	735
2010	3,025	752
2011	2,772	764
2012 and thereafter	—	—

Total	$14,734	$4,303

14.	EMPLOYEE BENEFITS

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

Postretirement benefits are accounted for in accordance with prescribed NAIC policy.

The Company’s share of net expense for the pension plans was $4.3 million, 3.1 million and $7.2 million for the twelve months ended December 31, 2006, twelve months ended December 31, 2005, and twelve months ended December 31, 2004, respectively.

Prudential Insurance sponsors voluntary savings plan for the Company’s employees (401(k) plans). The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The expense charged the Company for the matching contribution to the plans was $1.5 million, $1.4 million, and $1.2 million in 2006, 2005, and 2004, respectively.

15.	CONTRACT WITHDRAWAL PROVISIONS

Approximately 99% of the Company’s separate account liabilities are subject to discretionary withdrawal by contract owners at market value or with market value adjustment. Separate account assets, which are carried at fair value, are adequate to pay such withdrawals, which are generally subject to surrender charges ranging from 9% to 1% for contracts held less than 10 years.

16.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The unaudited quarterly results of operations for the years ended December 31, 2006, 2005 and 2004 are summarized in the table below:

	Three months ended
	March 31	June 30	September 30	December 31
	(in thousands)
2006
Total revenues	$178,823	$191,201	$217,304	$223,352
Total benefits and expenses	136,437	134,426	169,589	168,295
Income (loss) from operations before income taxes and cumulative effect of accounting change	42,386	56,775	47,715	55,057
Net income (loss)	37,555	54,551	41,170	62,441

	Three months ended
	March 31	June 30	September 30	December 31
	(in thousands)
2005
Total revenues	$165,864	$164,677	$168,608	$168,836
Total benefits and expenses	123,726	122,891	101,247	115,655
Income (loss) from operations before income taxes and cumulative effect of accounting change	42,138	41,786	67,361	53,181
Net income (loss)	30,119	35,585	49,419	43,301