Form 10-Q
period 2007-03-31
AMERICAN SKANDIA LIFE ASSURANCE CORP/CT
filed 2007-05-11
CIK 881453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of May 11, 2007, 25,000 shares of the registrant’s Common Stock (par value $100) consisting of 100 voting shares and 24,900 non-voting shares, were outstanding. As of such date, Prudential Annuities, Inc. formerly known as American Skandia, Inc., an indirect wholly owned subsidiary of Prudential Financial, Inc., a New Jersey corporation, owned all of the registrant’s Common Stock.

American Skandia Life Assurance Corporation meets the conditions set forth in General Instruction (H) (1) (a) and (b) on Form 10-Q and

is therefore filing this Form 10-Q in the reduced disclosure format.

FORWARD LOOKING STATEMENTS

Some of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, may constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon American Skandia Life Assurance Corporation. There can be no assurance that future developments affecting American Skandia Life Assurance Corporation will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of stock, real estate and other financial markets; (2) interest rate fluctuations; (3) reestimates of our reserves for future policy benefits and claims; (4) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates, or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (5) changes in our assumptions related to deferred policy acquisition costs, valuation of business acquired or goodwill; (6) changes in our claims-paying or credit ratings; (7) investment losses and defaults; (8) competition in our product lines and for personnel; (9) changes in tax law; (10) regulatory or legislative changes; (11) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities; (12) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (13) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (14) effects of acquisitions, divestitures and restructurings, including possible difficulties in integrating and realizing the projected results of acquisitions; (15) changes in statutory or U.S. GAAP accounting principles, practices or policies; and (16) changes in assumptions for retirement expense. American Skandia Life Assurance Corporation does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for a discussion of certain risks relating to our business.

PART I-FINANCIAL INFORMATION

ITEM 1. Financial Statements

American Skandia Life Assurance Corporation

Unaudited Interim Statements of Financial Position

As of March 31, 2007 and December 31, 2006 (in thousands, except share amounts)

	March 31, 2007	December 31, 2006
ASSETS
Fixed maturities available for sale, at fair value (amortized cost – 2007: $1,200,065; 2006: $1,161,355)	$1,215,177	$1,174,353
Trading account assets, at fair value	17,509	18,144
Equity securities available for sale, at fair value (cost – 2007: $18,487; 2006: $18,487)	18,293	18,344
Commercial loans	40,473	40,846
Policy loans	12,708	12,638
Short-term investments	113,790	60,872
Other Long-term investments	6,214	6,105

Total investments	$1,424,164	$1,331,302

Cash and cash equivalents	1,706	664
Deferred policy acquisition costs	821,748	766,277
Accrued investment income	12,912	12,456
Income taxes receivable	214,860	217,768
Valuation of business acquired	140,806	152,650
Deferred sales inducements	400,229	359,815
Receivables from Parent and affiliates	71,303	94,221
Other assets	21,524	17,036
Separate account assets	36,759,708	35,608,409

TOTAL ASSETS	$39,868,960	$38,560,598

LIABILITIES AND STOCKHOLDER’S EQUITY

LIABILITIES
Policyholders’ account balances	$1,025,087	$993,260
Future policy benefits and other policyholder liabilities	123,021	114,854
Payables to Parent and affiliates	60,841	45,667
Cash collateral for loaned securities	95,767	39,962
Securities sold under agreements to repurchase	—	—
Short-term borrowing	253,318	159,546
Long-term borrowing	330,000	405,000
Future fees payable to Prudential Annuities, Inc.	36,499	48,531
Other liabilities	262,099	268,497
Separate account liabilities	36,759,708	35,608,409

Total liabilities	$38,946,340	$37,683,726

Commitments and Contingent Liabilities (See Note 3)

STOCKHOLDER’S EQUITY
Common stock, $100 par value; 25,000 shares, authorized, issued and outstanding	$2,500	$2,500
Additional paid-in capital	334,096	334,096
Retained earnings	578,779	534,899
Accumulated other comprehensive income	7,245	5,377

Total stockholder’s equity	$922,620	$876,872

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$39,868,960	$38,560,598

See Notes to Unaudited Interim Financial Statements

American Skandia Life Assurance Corporation

Unaudited Interim Statements of Operations and Comprehensive Income

Three months ended March 31, 2007 and 2006 (in thousands)

	Three months ended March 31,
	2007	2006
REVENUES
Premiums	$8,771	$4,472
Policy charges and fee income	159,996	133,174
Net investment income	18,594	19,678
Realized investment (losses), net	(7,840)	(14,138)
Asset management fees	49,712	35,103
Other income	275	534

Total revenues	229,508	178,823

BENEFITS AND EXPENSES
Policyholders’ benefits	23,692	19,728
Interest credited to policyholders’ account balances	21,338	17,123
General, administrative and other expenses	123,845	99,586

Total benefits and expenses	168,875	136,437

Income from operations before income taxes	60,633	42,386

Income tax expense	8,600	4,831

NET INCOME	52,033	37,555

Change in net unrealized investment gains (losses), net of taxes (2)	1,868	(5,749)

COMPREHENSIVE INCOME	$53,901	$31,806

(1)	Amounts are net of taxes of $(1.0) million and $3.2 million for the three months ended March 31, 2007 and 2006.

See Notes to Unaudited Interim Financial Statements

American Skandia Life Assurance Corporation

Unaudited Interim Statements of Stockholder’s Equity

Three months ended March 31, 2007 (in thousands)

	Common Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total stockholder’s equity
Balance, December 31, 2006	$2,500	$334,096	$534,899	$5,377	$876,872
Net income			52,033		52,033
Cumulative effect of change in accounting principle, net of taxes			(8,153)		(8,153)
Distribution to parent	—	—			—
Other comprehensive income, net of taxes				1,868	1,868

Balance, March 31, 2007	$2,500	$334,096	$578,779	$7,245	$922,620

See Notes to Unaudited Interim Financial Statements

American Skandia Life Assurance Corporation

Unaudited Interim Statements of Cash Flows

Three months ended March 31, 2007 and 2006 (in thousands)

	Three months ended Mar 31, 2007	Three months ended Mar 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$52,033	$37,555
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment losses, net	7,840	14,138
Amortization and depreciation	10,241	10,784
Cumulative effect of accounting change, net of taxes	—	—
Interest credited to policyholders’ account balances	14,984	12,260
Change in:
Policy reserves	9,473	7,280
Accrued investment income	(573)	3,210
Trading account assets	635	262
Net receivable to parent and affiliates	38,092	38,778
Deferred sales inducements	(43,990)	(24,703)
Deferred policy acquisition costs	(65,253)	(58,338)
Income taxes payable	8,500	4,910
Other, net	(28,924)	(36,313)

Cash Flows From Operating Activities	$3,058	$9,823

CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity of fixed maturities available for sale	205,303	711,171
Payments for the purchase of fixed maturities available for sale	(232,605)	(512,711)
Payments for the purchase of commercial loans	—	(10,571)
Proceeds from the repayment of commercial loans	206	—
Proceeds from the sale/maturity of policy loans	413	113
Payments for the issuance of policy loans	(483)	(256)
Proceeds for the sale of other long-term investments	94	—
Payments for the purchase of other long-term investments	(916)	—
Other short-term investments, net	(52,918)	65,476

Cash Flows (Used in) From Investing Activities	$(80,906)	$253,222

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Decrease in future fees payable to PAI, net	(12,032)	(18,614)
Cash collateral for loaned securities	55,805	(62,726)
Securities sold under agreement to repurchase	—	(7,147)
Repayments of debt (maturities longer than 90 days)	(75,000)	(30,000)
Net increase in short-term borrowing	93,772	41,622
Drafts outstanding	193	3,521
Policyholder’s account balances:
Deposits	249,649	16,661
Withdrawals	(233,497)	(199,194)

Cash Flows From (Used in) Financing Activities	$78,890	$(255,877)

Net increase in cash and cash equivalents	1,042	7,168
Cash and cash equivalents, beginning of period	664	3,507

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,706	$10,675

Income taxes paid (received)	98	(75)

Interest paid	5,577	14,852

See Notes to Unaudited Interim Financial Statements

American Skandia Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

1. BUSINESS

American Skandia Life Assurance Corporation (the “Company”), with its principal offices in Shelton, Connecticut, is an indirect wholly owned subsidiary of Prudential Financial, Inc. (“Prudential Financial”), a New Jersey corporation. The Company is a wholly owned subsidiary of Prudential Annuities, Inc. (“PAI”) formerly known as American Skandia, Inc., which in turn is an indirect wholly owned subsidiary of Prudential Financial. On December 19, 2002, Skandia Insurance Company Ltd. (publ), (“Skandia”), an insurance company organized under the laws of the Kingdom of Sweden, and the ultimate parent company of the Company prior to May 1, 2003, entered into a definitive purchase agreement with Prudential Financial whereby Prudential Financial would acquire the Company and certain of its affiliates (the “Acquisition”) and would be authorized to use the American Skandia name through April, 2008. On May 1, 2003, the Acquisition was consummated. Thus, the Company now is an indirect wholly owned subsidiary of Prudential Financial. During 2007, we began the process of changing the names of the Company’s various legal entities that include the “American Skandia” name.

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

2. BASIS OF PRESENTATION

The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and on a basis consistent with reporting interim financial information in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”). These interim financial statements are unaudited but reflect all adjustments that, in the opinion of management, are necessary to provide a fair presentation of the results of operations and financial condition of the Company for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for a full year. These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Litigation and Regulatory Matters

The Company is subject to legal and regulatory actions in the ordinary course of its business, including class action lawsuits. The Company is pending legal and regulatory actions include proceedings specific to the Company and proceedings generally applicable to business practices in the industry in which it operates. The Company is subject to class action lawsuits and other litigation alleging, among other things, that it made improper or inadequate disclosures in connection with the sale of annuity products or charged excessive or impermissible fees on these products, recommended unsuitable products to customers, mishandled customer accounts or breached fiduciary duties to customers. The Company is also subject to litigation arising out of its general business activities, such as its investments, contracts, leases and labor and employment relationships, including claims of discrimination and harassment, and could be exposed to claims or litigation concerning certain business or process patents. In some of the Company’s pending legal and regulatory actions, parties are seeking large and/or indeterminate amounts, including punitive or exemplary damages. Finally, the Company is periodically subject to examinations and audits by federal and state regulators, and also on occasion receives and address complaints from customers. The following is a summary of certain pending proceedings.

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

See the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for additional discussion of the Company’s litigation and regulatory matters.

4. RELATED PARTY TRANSACTIONS

The Company is a party to numerous transactions and relationships with its affiliate The Prudential Insurance Company of America (“Prudential Insurance”) and other affiliates. It is possible that the terms of these transactions are not the same as those that would result from transactions among unrelated parties.

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

The Company’s share of net expense for the pension plans was $0.9 million for each of the three months ended March 31, 2007 and 2006.

Prudential Insurance sponsors voluntary savings plans for the Company’s employees (“401(k) plans”). The 401(k) plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The expense charged the Company for the matching contribution to the 401k plans was $0.4 million and $0.3 million for the three months ended March 31, 2007 and 2006, respectively.

Debt Agreements

Short-term and Long-term borrowings

On December 14, 2006, the Company entered into a $300 million loan with Prudential Financial. This loan has an interest rate of 5.18% and matures on December 14, 2011.

On March 12, 2004, the Company entered into a $45 million loan with Prudential Funding, LLC. This loan had an interest rate of 5.67% and matured on March 12, 2007. The loan was subsequently rolled over with a new interest rate of 5.37% and matures on July 17, 2007.

On March 10, 2005, the Company entered into a $30 million loan with Prudential Funding, LLC. This loan has an interest rate of 5.67% and matured on March 12, 2007. The loan was subsequently rolled over with a new interest rate of 5.37% and matures on July 17, 2007.

On March 10, 2005, the Company entered into a $30 million loan with Prudential Funding, LLC. This loan has an interest rate of 5.72% and matures on March 11, 2008.

On May 1, 2004, the Company entered into a $500 million credit facility agreement with Prudential Funding, LLC. Effective December 1, 2004, the credit facility agreement was increased to $750 million. As of March 31, 2007 and 2006, $253.3 million and $220.2 million, respectively, was outstanding under this credit facility.

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

Affiliated Asset Management Fee Income

In accordance with an agreement with American Skandia Investment Services, Inc, (“ASISI”), the Company receives fee income calculated on contractholder separate account balances invested in the American Skandia Trust. Income received from ASISI related to this agreement was $38.7 million, and $21.4 million, for the year ended March 31 2007, and year ended March 31, 2006, respectively. These revenues are recorded as “Asset management fees” in the Statements of Operations and Comprehensive Income.

5. NEW ACCOUNTING POLICIES AND ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Adopted

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” an Interpretation of FASB Statement No. 109. This interpretation prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. The Company adopted FIN No. 48 on January 1, 2007, which resulted in a decrease to its income tax liability and an increase to retained earnings of $1.4 million as of January 1, 2007.

The Company had no unrecognized tax benefits as of the date of adoption of FIN No. 48.

The Company classifies all interest and penalties related to tax uncertainties as income tax expense. As of the date of adoption of FIN No. 48, the Company had no liabilities for tax-related interest and penalties.

Internal Revenue Service (“Service”) audit periods remain open for review until the statute of limitations has passed. Generally, for tax years which produce net operating losses, capital losses or tax credit carryforwards (“tax attributes”), the statute of limitations does not close, to the extent of these tax attributes, until the tax year in which they are fully utilized. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to our liability for income taxes. Any such adjustment could be material to our results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

In December 2006, the Service completed all fieldwork with regards to its examination of the Company’s federal income tax returns for tax years 2002–2003. The statute of limitations for the 2002–2003 tax years expires in 2008.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments.” This statement eliminates an exception from the requirement to bifurcate an embedded derivative feature from beneficial interests in securitized financial assets.

The Company has used this exception for investments the Company has made in securitized financial assets in the normal course of operations, and thus has not previously had to consider whether such investments contain an embedded derivative. The new requirement to identify embedded derivatives in beneficial interests will be applied on a prospective basis only to beneficial interests acquired, issued, or subject to certain remeasurement conditions after the adoption of the guidance. This statement also provides an election, on an instrument by instrument basis, to measure at fair value an entire hybrid financial instrument that contains an embedded derivative requiring bifurcation, rather than measuring only the embedded derivative on a fair value basis. If the fair value election is chosen, changes in unrealized gains and losses are reflected in the Statements of Operations. The Company adopted this guidance effective January 1, 2007. The Company’s adoption of this guidance did not have a material effect on the Company’s financial position or results of operations.

In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued SOP 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts.” SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract, and is effective for internal replacements occurring in fiscal years beginning after December 15, 2006.

The Company adopted SOP 05-1 effective January 1, 2007. The effect of initially adopting SOP 05-1 was a charge to the opening balance of retained earnings of $14.7 million before tax, $9.5 million net of taxes, which was reported as a “Cumulative effect of a change in accounting principle, net of taxes” in the Statement of Stockholder’s Equity for the three months ended March 31, 2007.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” . This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company plans to adopt this guidance effective January 1, 2008. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and requires additional disclosures about fair value measurements. This Statement does not require any new fair value measurements, but the application of this Statement could change current practices in determining fair value. The Company plans to adopt this guidance effective January 1, 2008. The Company is currently assessing the impact of SFAS No. 157 on the Company’s financial position and results of operations.

American Skandia Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

American Skandia Life Assurance Corporation meets the conditions set forth in General Instruction H(1)(a) and (b) on Form 10-Q and is therefore filing this form with the reduced disclosure format.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of American Skandia Life Assurance Corporation (the “Company”) as of March 31, 2007 compared with December 31, 2006 and its results of operations for the three month periods ended March 31, 2007 and 2006. You should read the following analysis of our financial condition and results of operations in conjunction with the Company’s MD&A and audited Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and the Interim Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

General

The Company was established in 1988 and is a significant provider of variable annuity contracts for the individual market in the United States of America and its territories. The Company’s products are sold primarily to individuals to provide for savings and retirement needs and to address the economic impact of premature death, estate planning concerns and supplemental retirement income. The investment performance of the registered investment companies supporting the variable annuity contracts, which is principally correlated to equity market performance, can significantly impact the market for the Company’s products.

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

Annuity contracts represent the insurer’s contractual obligation to make payments over a given period of time, often measured by the life of the annuitant, in return for a single deposit or a series of scheduled or flexible deposits. The insurer’s obligation to pay may commence immediately or be deferred. If the insurer’s payments are deferred, the insurer generally incurs an obligation to offer a surrender value available during the deferral period based on an account value, and certain guarantees as applicable. The account value consists of the deposits and may earn interest, or may vary with the performance of investments in the underlying fund options made available by the insurer and elected by contractholders. Gains on deposits made by the contractholder, before distribution, generally are tax deferred for the contractholder. Distributions are taxed as ordinary income to the contractholder, until all gain has been withdrawn. For immediate annuities and annuitized deferred annuities, a portion of each distribution may be treated as a return of the contractholder’s investment in the contract.

Marketing and Distribution

The Company sells its annuity products through multiple distribution channels, including (1) independent broker-dealer firms and financial planners; (2) broker-dealers that are members of the New York Stock Exchange, including “wirehouse” and regional broker-dealer firms; and (3) broker-dealers affiliated with banks or that specialize in marketing to customers of banks. Although the Company is active in each of those distribution channels, the majority of the Company’s sales have come from the independent broker-dealer firms and financial planners. The Company has selling agreements with approximately eleven hundred broker-dealer firms and financial institutions. On June 1, 2006, The Prudential Insurance Company of America, an affiliate of the Company, acquired the variable annuity business of The Allstate Corporation (“Allstate”), which included access to the Allstate affiliated broker-dealer. The Company began distributing variable annuities through the Allstate affiliated broker-dealer registered representatives in the third quarter of 2006.

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

The Company’s Changes in Financial Position and Results of Operations are described below.

Changes in Financial Position

Assets increased by $1.3 billion, from $38.6 billion at December 31, 2006 to $39.9 billion at March 31, 2007. Separate account assets increased by $1.2 billion driven by positive net flows and market appreciation since March 31, 2006. Deferred policy acquisition costs (“DAC”) and deferred sales inducements also increased $55.5 million and $40.4 million, respectively, due to increased sales driving an increase in capitalized costs. Additionally, fixed maturities increased by $40.8 million and short term investments increased by $53.0 million, driven by higher policyholders’ account balances and cash collateral for loaned securities discussed below. Partially offsetting these increases was a decrease in the valuation of business acquired of $11.8 million driven by amortization.

During the period, total liabilities increased by $1.3 billion, from $37 billion at December 31, 2006 to $38.9 billion at March 31, 2007. Separate account liabilities increased by $1.2 billion driven by positive net flows and market appreciation since March 31, 2006. Additionally, policyholders’ account balances increased by $31.8 million, primarily due to transfers of customer account values from the separate account mutual fund options to the market value adjustment options. In addition, borrowings increased $18.8 million in order to fund the growth of new business sales. Cash collateral for loaned securities increased $55.8 million due to higher levels of corporate securities lending. Partially offsetting these increases was a decrease in future fees payable to PAI of $12.0 million during the period due to amortization.

Results of Operations

2007 to 2006 Three Month Comparison

Net Income

Net income increased by $14.4 million, from $37.6 million for the three months ended March 31, 2006 to $52.0 million for the three months ended March 31, 2007. Policy charges and fee income increased by $26.8 million and asset management fees increased by $14.6 million, driven by net flows and market appreciation since March 31, 2006. Additionally, realized investment losses, net, decreased by $6.3 million from $14.1 million for the three months ended March 31, 2006 to $7.8 million for the three months ended March 31, 2007. These favorable variances were partially offset by $24.2 million of higher general, administrative and other expenses and $4.2 million of higher interest credited to policyholder account balances. Further details regarding the components of revenues and expenses are described below.

Revenues

Revenues increased by $50.7 million, from $178.8 million for the three months ended March 31, 2006 to $229.5 million for the three months ended March 31, 2007. Premiums of $8.8 million increased by $4.3 million, from $4.5 million for the three months ended March 31, 2006, reflecting an increase in funds from customers entering into the payout phase of their annuity contracts driven by settlements in the current year related to the previously discussed annuitization remediation program.

Policy charges and fee income increased by $26.8 million, from $133.2 million for the three months ended March 31, 2006 to $160.0 million for the three months ended March 31, 2007. Mortality and expense (“M&E”) charges increased by $22.2 million as a result of higher average assets under management driven by net flows and market appreciation. Optional benefit charges on our living and death benefit features increased $9.1 million, primarily driven by the sales of our Lifetime Five and Spousal Lifetime Five benefit features. This increase was primarily offset in realized investment losses, net as these features are reinsured with affiliates.

Realized investment losses, net, decreased $6.3 million from a loss of $14.1 million for the three months ended March 31, 2006 to a loss of $7.8 million over the same period in 2007 This change was driven by decreased investment losses on our MVA portfolio due to prior year dispositions of fixed maturities in a rising interest rate environment. The decrease in realized investment losses was partially offset by the change in the value of our embedded derivatives related to our living benefit features. This was offset in policy charges and fee income as discussed in the preceding paragraph.

Asset management fees increased by $14.6 million, from $35.1 million for the three months ended March 31, 2006 to $49.7 million for the three months ended March 31, 2007. as a result of higher average assets under management compared to the prior year period, primarily due to increased net inflows and market appreciation. Asset management fees are asset-based fees, which are dependent on the value of assets under management.

Benefits and Expenses

Policyholders’ benefits increased by $4.0 million, from $19.7 million for the three months ended March 31, 2006 to $23.7 million for the three months ended March 31, 2007. The increase was driven by a $4.3 million increase in change in reserves due to an increase in the number of outstanding annuity contracts entering into the payout phase related to the previously discussed annuitization remediation program. This increase was offset by higher premium revenue as discussed above.

Interest credited to policyholders’ account balances increased $4.2 million, from $17.1 million for the three months ended March 31, 2006 to $21.3 million for the three months ended March 31, 2007 primarily driven by increased amortization of deferred sales inducements due to higher gross profits.

General, administrative, and other expenses increased by $24.2 million, from $99.6 million for the three months ended March 31, 2006 to $123.8 million for the three months ended March 31, 2007. The increase was primarily due to an increase in the amortization of DAC and valuation of business acquired of $16.3 million driven by a higher level of actual gross profits due to increased fee income as previously discussed. In addition, commissions, net of capitalization, increased $6.0 million driven by increased trail commissions due to growth in separate account assets as previously discussed.

Significant Accounting Policies

For information on the Company’s significant accounting policies, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, or the “Exchange Act”, as of March 31, 2007. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2007, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

It should be noted that the judgments, settlements and expenses associated with many of these lawsuits, administrative and regulatory matters, and contingencies, including certain claims described in this report, may, in whole or in part, after satisfaction of certain retention requirements, fall within Skandia’s indemnification obligations to Prudential Financial and its subsidiaries under the terms of the Acquisition. Those obligations of Skandia provide for indemnification of certain judgments, settlements, and costs and expenses associated with lawsuits and other claims against the Company (“matters”), and apply only to matters, or groups of related matters, for which the costs and expenses exceed $25,000 individually. Additionally, those obligations only apply to such otherwise indemnifiable costs and expenses that exceed $10 million in the aggregate, subject to reduction for insurance proceeds, certain accruals and any realized tax benefit applicable to such amounts, and those obligations do not apply to the extent that such aggregate exceeds $1 billion. We are in discussions with Skandia regarding the satisfaction of the $10 million deductible.

The foregoing discussion is limited to recent developments concerning our legal and regulatory proceedings. See Note 3 to the Unaudited Interim Financial Statements included herein for additional discussion of our litigation and regulatory matters.

Item 1A. Risk Factors

You should carefully consider the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006. These risks could materially affect our business, results of operations or financial condition, or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q.

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

AMERICAN SKANDIA LIFE ASSURANCE CORPORATION

By:	/s/ Kenneth Y. Tanji
Kenneth Y. Tanji
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

May 11, 2007

Exhibit Index

Exhibit Number and Description

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.