Form 10-Q
period 2007-06-30
AMERICAN SKANDIA LIFE ASSURANCE CORP/CT
filed 2007-08-10
CIK 881453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 10, 2007 25,000 shares of the registrant’s Common Stock (par value $100) consisting of 100 voting shares and 24,900 non-voting shares, were outstanding. As of such date, Prudential Annuities, Inc. formerly known as American Skandia, Inc., an indirect wholly owned subsidiary of Prudential Financial, Inc., a New Jersey corporation, owned all of the registrant’s Common Stock.

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

PART I-FINANCIAL INFORMATION

ITEM 1.	Financial Statements

American Skandia Life Assurance Corporation

Unaudited Interim Statements of Financial Position

As of June 30, 2007 and December 31, 2006 (in thousands, except share amounts)

	June 30, 2007	December 31, 2006
ASSETS
Fixed maturities available for sale, at fair value (amortized cost – 2007: $1,032,954; 2006: $1,161,355)	$1,031,933	$1,174,353
Trading account assets, at fair value	16,535	18,144
Equity securities available for sale, at fair value (cost – 2007: $18,487; 2006: $18,487)	17,787	18,344
Commercial loans	40,340	40,846
Policy loans	12,421	12,638
Short-term investments	63,118	60,872
Other long-term investments	5,682	6,105

Total investments	$1,187,816	$1,331,302

Cash and cash equivalents	736	664
Deferred policy acquisition costs	895,097	766,277
Accrued investment income	10,322	12,456
Income taxes receivable	220,379	217,768
Valuation of business acquired	132,400	152,650
Deferred sales inducements	449,435	359,815
Receivables from parent and affiliates	73,046	94,221
Other assets	10,903	17,036
Separate account assets	39,451,640	35,608,409

TOTAL ASSETS	$42,431,774	$38,560,598

LIABILITIES AND STOCKHOLDER’S EQUITY

LIABILITIES
Policyholders’ account balances	$844,093	$993,260
Future policy benefits and other policyholder liabilities	133,107	114,854
Payables to parent and affiliates	49,115	45,667
Cash collateral for loaned securities	53,522	39,962
Securities sold under agreements to repurchase	—	—
Short-term borrowing	409,215	159,546
Long-term borrowing	330,000	405,000
Future fees payable to Prudential Annuities, Inc.	26,568	48,531
Other liabilities	266,468	268,497
Separate account liabilities	39,451,640	35,608,409

Total liabilities	$41,563,728	$37,683,726

Commitments and Contingent Liabilities (See Note 3)

STOCKHOLDER’S EQUITY
Common stock, $100 par value; 25,000 shares, authorized, issued and outstanding	$2,500	$2,500
Additional paid-in capital	221,897	334,096
Retained earnings	644,990	534,899
Accumulated other comprehensive income	(1,341)	5,377

Total stockholder’s equity	$868,046	$876,872

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$42,431,774	$38,560,598

See Notes to Unaudited Interim Financial Statements

American Skandia Life Assurance Corporation

Unaudited Interim Statements of Operations and Comprehensive Income

Three and Six Months Ended June 30, 2007 and 2006 (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
REVENUES

Premiums	$8,209	$$5,272	$16,980	$9,744
Policy charges and fee income	173,256	140,878	333,252	274,052
Net investment income	17,393	21,630	35,987	41,308
Realized investment (losses), net	(8,076)	(22,289)	(15,916)	(36,427)
Asset management fees	55,112	45,818	104,824	80,921
Other income	508	(108)	782	426

Total revenues	246,402	191,201	475,909	370,024

BENEFITS AND EXPENSES

Policyholders’ benefits	22,882	18,424	46,575	38,152
Interest credited to policyholders’ account balances	23,427	17,055	44,764	34,178
General, administrative and other expenses	134,695	98,947	258,540	198,533

Total benefits and expenses	181,004	134,426	349,879	270,863

Income from operations before income taxes	65,398	56,775	126,030	99,161

Income tax expense	(813)	2,224	7,787	7,055

NET INCOME	66,211	54,551	118,243	92,106

Change in net unrealized investment gains (losses), net of taxes (1)	(8,586)	(1,296)	(6,718)	(7,045)

COMPREHENSIVE INCOME	$57,625	$53,255	$111,525	$85,061

(1)	Amounts are net of tax benefits of $4.7 million and $0.7 million for the three months ended June 30, 2007 and 2006, respectively, and $3.7 million and $3.9 million for the six months ended June 30, 2007 and 2006.

See Notes to Unaudited Interim Financial Statements

American Skandia Life Assurance Corporation

Unaudited Interim Statements of Stockholder’s Equity

Six Months Ended June 30, 2007 (in thousands)

	Common Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total stockholder’s equity
Balance, December 31, 2006	$2,500	$334,096	$534,899	$5,377	$876,872
Net income			118,244		118,244
Cumulative effect of change in accounting principle, net of taxes			(8,153)		(8,153)
Distribution to parent	—	(112,199)			(112,199)
Other comprehensive income, net of taxes				(6,718)	(6,718)

Balance, June 30, 2007	$2,500	$221,897	$644,990	$(1,341)	$868,046

See Notes to Unaudited Interim Financial Statements

American Skandia Life Assurance Corporation

Unaudited Interim Statements of Cash Flows

Six Months Ended June 30, 2007 and 2006 (in thousands)

	Six months ended June 30, 2007	Six months ended June 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$118,244	$92,106
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment losses, net	15,917	36,427
Amortization and depreciation	19,228	20,002
Interest credited to policyholders’ account balances	30,832	26,782
Change in:
Policy reserves	19,559	14,359
Accrued investment income	1,764	(3,985)
Trading account assets	1,609	4,706
Net receivable from parent and affiliates	24,623	6,049
Deferred sales inducements	(93,196)	(59,669)
Deferred policy acquisition costs	(136,786)	(128,028)
Income taxes payable	7,687	8,326
Other, net	483	3,407

Cash Flows From Operating Activities	$9,964	$20,481

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Proceeds from the sale/maturity of fixed maturities available for sale	438,517	2,407,886
Payments for the purchase of fixed maturities available for sale	(303,370)	(2,817,980)
Payments for the purchase of commercial loans	—	(17,204)
Proceeds from the repayment of commercial loans	338	—
Proceeds from the sale/maturity of policy loans	1,263	133
Payments for the issuance of policy loans	(1,046)	(724)
Proceeds from the sale of other long-term investments	1,419	—
Other short-term investments, net	(2,246)	(139,115)

Cash Flows From (Used in) Investing Activities	$134,875	$(567,004)

CASH FLOWS (USED IN) FROM FINANCING ACTIVITIES:
Decrease in future fees payable to Prudential Annuities Inc, net	(21,963)	(35,611)
Cash collateral for loaned securities	13,560	176,158
Securities sold under agreement to repurchase	—	(7,147)
Repayments of debt (maturities longer than 90 days)	(75,000)	(30,000)
Net increase in short-term borrowing	249,669	220,637
Drafts outstanding	(19,446)	5,887
Distribution (to) parent	(112,199)	(150,000)
Policyholder’s account balances:
Deposits	290,304	915,162
Withdrawals	(469,692)	(541,751)

Cash Flows (Used in) From Financing Activities	$(144,767)	$(553,335)

Net increase in cash and cash equivalents	72	6,812
Cash and cash equivalents, beginning of period	664	3,507

CASH AND CASH EQUIVALENTS, END OF PERIOD	$736	$10,319

Income taxes paid (received)	$98	$(1,271)

Interest paid	$17,020	$20,234

See Notes to Unaudited Interim Financial Statements

American Skandia Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

1.	BUSINESS

American Skandia Life Assurance Corporation (the “Company”), with its principal offices in Shelton, Connecticut, is an indirect wholly owned subsidiary of Prudential Financial, Inc. (“Prudential Financial”), a New Jersey corporation. The Company is a wholly owned subsidiary of Prudential Annuities, Inc. (“PAI”) formerly known as American Skandia, Inc., which in turn is an indirect wholly owned subsidiary of Prudential Financial. On December 19, 2002, Skandia Insurance Company Ltd. (publ), (“Skandia”), an insurance company organized under the laws of the Kingdom of Sweden, and the ultimate parent company of the Company prior to May 1, 2003, entered into a definitive purchase agreement (the “Acquisition Agreement”) with Prudential Financial whereby Prudential Financial would acquire the Company and certain of its affiliates (the “Acquisition”) and would be authorized to use the American Skandia name through April, 2008. On May 1, 2003, the Acquisition was consummated. Thus, the Company now is an indirect wholly owned subsidiary of Prudential Financial. During 2007, we began the process of changing the names of the Company’s various legal entities that include the “American Skandia” name.

The Company develops long-term savings and retirement products, that are distributed through its affiliated broker-dealer company, American Skandia Marketing, Incorporated, which is a wholly owned subsidiary of PAI. The Company currently issues variable and fixed deferred and immediate annuities for individuals and groups in the United States of America and its territories.

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

Litigation and Regulatory Matters

The Company is subject to legal and regulatory actions in the ordinary course of its business, including class action lawsuits. The Company’s pending legal and regulatory actions include proceedings specific to the Company and proceedings generally applicable to business practices in the industry in which it operates. The Company is subject to class action lawsuits and other litigation alleging, among other things, that it made improper or inadequate disclosures in connection with the sale of annuity products or charged excessive or impermissible fees on these products, recommended unsuitable products to customers, mishandled customer accounts or breached fiduciary duties to customers. The Company is also subject to litigation arising out of its general business activities, such as its investments and contracts, and could be exposed to claims or litigation concerning certain business or process patents. In some of the Company’s pending legal and regulatory actions, parties are seeking large and/or indeterminate amounts, including punitive or exemplary damages. The following is a summary of certain pending proceedings.

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

Commencing in 2003, the Company received formal requests for information from the SEC and the New York Attorney General (“NYAG”) relating to market timing in variable annuities by the Company and certain affiliated companies. In connection with these investigations, with the approval of Skandia an offer was made by the Company to the authorities investigating its companies, the SEC and NYAG to settle these matters by paying restitution and a civil penalty of $95 million in the aggregate. While not assured, the Company believes these discussions are likely to lead to settlements with these authorities by it or its affiliates. Any regulatory settlement involving the Company and certain affiliates would be subject to the indemnification provisions of the Acquisition Agreement pursuant to which Prudential Financial purchased the Company and certain affiliates in May 2003 from Skandia. If achieved, settlement of the matters relating to the Company and certain affiliates also could involve continuing monitoring, changes to and/or supervision of business practices, findings that may adversely affect existing or cause additional litigation, adverse publicity and other adverse impacts to the Company’s businesses.

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

It should be noted that the judgments, settlements and expenses associated with many of these lawsuits, administrative and regulatory matters, and contingencies, including certain claims described above, may, in whole or in part, after satisfaction of certain retention requirements, fall within Skandia’s indemnification obligations to Prudential Financial and its subsidiaries under the terms of the Acquisition Agreement. Those obligations of Skandia provide for indemnification of certain judgments, settlements, and costs and expenses associated with lawsuits and other claims against the Company (“matters”), and apply only to matters, or groups of related matters, for which the costs and expenses exceed $25,000 individually. Additionally, those obligations only apply to such otherwise indemnifiable costs and expenses that exceed $10 million in the aggregate, subject to reduction for insurance proceeds, certain accruals and any realized tax benefit applicable to such amounts, and those obligations do not apply to the extent that such aggregate exceeds $1 billion. We are in discussions with Skandia regarding the satisfaction of the $10 million deductible.

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

The Company’s share of net expense for the pension plans was $1.0 million and $(0.6) million for the three months ended June 30, 2007 and 2006 respectively; and $1.9 million and $0.4 million, for the six months ended June 30, 2007 and 2006, respectively.

Prudential Insurance sponsors voluntary savings plans for the Company’s employees (“401(k) plans”). The 401(k) plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The expense charged the Company for the matching contribution to the 401k plans was $0.5 million and $(0.2) million for the three months ended June 30, 2007 and 2006, respectively; and $0.9 million and $0.1 million, for the six months ended June 30, 2007 and 2006, respectively.

Debt Agreements

Short-term and Long-term borrowings

On December 14, 2006, the Company entered into a $300 million loan with Prudential Financial. This loan has an interest rate of 5.18% and matures on December 14, 2011.

On March 12, 2004, the Company entered into a $45 million loan with Prudential Funding, LLC. This loan had an interest rate of 5.67% and matured on March 12, 2007. The loan was subsequently rolled over with a new interest rate of 5.37% and matured on July 17, 2007.

On March 10, 2005, the Company entered into a $30 million loan with Prudential Funding, LLC. This loan has an interest rate of 5.67% and matured on March 12, 2007. The loan was subsequently rolled over with a new interest rate of 5.37% and matured on July 17, 2007.

On March 10, 2005, the Company entered into a $30 million loan with Prudential Funding, LLC. This loan has an interest rate of 5.74% and matures on March 11, 2008.

On May 1, 2004, the Company entered into a $500 million credit facility agreement with Prudential Funding, LLC. Effective December 1, 2004, the credit facility agreement was increased to $750 million. As of June 30, 2007 and 2006, $409.2 million and $429.2 million, respectively, was outstanding under this credit facility.

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

Affiliated Asset Management Fee Income

In accordance with an agreement with AST Investment Services, Inc. formerly known as American Skandia Investment Services, Inc, the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust, formerly known as American Skandia Trust. Income received from AST Investment Services. Inc. related to this agreement was $43.3 million and $33.9 million, for the three months ended June 30, 2007 and 2006, respectively; and $82.0 million and $55.3 million, for the six months ended June 30, 2007 and 2006, respectively. These revenues are recorded as “Asset management fees” in the Statements of Operations and Comprehensive Income.

5.	NEW ACCOUNTING POLICIES AND ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Adopted

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” an Interpretation of FASB Statement No. 109. This interpretation prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. The Company adopted FIN No. 48 on January 1, 2007, which resulted in a decrease to its income tax liability and an increase to retained earnings of $1.4 million as of January 1, 2007, which was reported as a “Cumulative effect of a change in accounting principle, net of taxes” in the Statement of Stockholder’s Equity for the six months ended June 30, 2007.

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

The Company adopted SOP 05-1 effective January 1, 2007. The effect of initially adopting SOP 05-1 was a charge to the opening balance of retained earnings of $14.7 million before tax, $9.5 million net of taxes, which was reported as a “Cumulative effect of a change in accounting principle, net of taxes” in the Statement of Stockholder’s Equity for the six months ended June 30, 2007.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of American Skandia Life Assurance Corporation (the “Company”) as of June 30, 2007 compared with December 31, 2006 and its results of operations for the three month periods ended June 30, 2007 and 2006 and the six month periods ended June 30, 2007 and 2006. You should read the following analysis of our financial condition and results of operations in conjunction with the Company’s MD&A and audited Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and the Interim Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Changes in Financial Position

Assets increased by $3.9 billion, from $38.5 billion at December 31, 2006 to $42.4 billion at June 30, 2007. Separate account assets increased by $3.8 billion, driven by positive net flows and market appreciation during the current year. Deferred policy acquisition costs (“DAC”) and deferred sales inducements also increased $128.8 million and $89.6 million, respectively, due to increased sales driving an increase in capitalized costs. Partially offsetting these increases was a decline in fixed maturities from $1.2 billion at December 31, 2006 to $1.0 billion at June 30, 2007, primarily driven by a decline in policyholders’ account balances discussed below. Additionally, the valuation of business acquired decreased from $152.6 million at December 31, 2006 to $132.4 million at June 30, 2007, due to amortization.

During the period, total liabilities increased by $3.9 billion, from $37.7 billion at December 31, 2006 to $41.6 billion at June 30, 2007. Separate account liabilities increased by $3.8 billion, driven by positive net flows and market appreciation during the current year. Additionally, borrowings increased $174.7 million in order to fund the growth of new business sales. Partially offsetting these increases was a decrease in policyholders’ account balances from $ 993.3 million at December 31, 2006 to $844.1 million at June 30, 2007, primarily due to rebalancing of customer account values from the market value adjustment options to the separate account mutual fund options pursuant to contract provisions driven by improved market conditions.

Results of Operations

2007 to 2006 Three Month Comparison

Net Income

Net income increased by $11.7 million, from $54.5 million for the three months ended June 30, 2006 to $66.2 million for the three months ended June 30, 2007. Policy charges and fee income increased by $32.4 million and asset management fees increased by $9.3 million, driven by growth in the separate account assets due to net flows and market appreciation since June 30, 2006. Additionally, realized investment losses, net, decreased by $14.2 million from $22.3 million for the three months ended June 30, 2006 to $8.1 million for the three months ended June 30, 2007. These favorable variances were partially offset by $35.7 million of higher general, administrative and other expenses and $6.4 million of higher interest credited to policyholder account balances. Further details regarding the components of revenues and expenses are described below.

Revenues

Revenues increased by $55.2 million, from $191.2 million for the three months ended June 30, 2006 to $246.4 million for the three months ended June 30, 2007. Premiums of $8.2 million increased by $2.9 million, from $5.3 million for the three months ended June 30, 2006, reflecting an increase in funds from customers entering into the payout phase of their annuity contracts driven by settlements in the current year quarter related to the previously discussed annuitization remediation program.

Policy charges and fee income increased by $32.4 million, from $140.9 million for the three months ended June 30, 2006 to $173.3 million for the three months ended June 30, 2007. Mortality and expense (“M&E”) charges increased by $29.1 million as a result of growth of separate account assets driven by net flows and market appreciation. Optional benefit charges on our living and death benefit features increased $5.6 million, primarily driven by sales of our Lifetime Five, Spousal Lifetime Five and Highest Daily Lifetime Five benefit features. This increase was primarily offset in realized investment losses, net because these features are reinsured with affiliates. Additionally, policy charges and fee income decreased $2.0 million from the prior year quarter due to the change in realized market value adjustments related to the Company’s fixed, market value adjusted investment option (“MVA option”).

Net investment income decreased $4.2 million from $21.6 million for the three months ended June 30, 2006 to $17.4 million for the three months ended June 30, 2007 as a result of lower general account assets as these assets moved from fixed rate investment options into variable investment options due to the guaranteed return option (GRO) rebalancing feature.

Realized investment losses, net, decreased $14.2 million from a loss of $22.3 million for the three months ended June 30, 2006 to a loss of $8.1 million over the same period in 2007. This change was driven by decreased investment losses on our MVA portfolio due to dispositions in the second quarter of 2006 of fixed maturities in a rising interest rate environment. The decrease in realized investment losses was partially offset by the change in the value of our embedded derivatives related to our living benefit features. This change was offset in policy charges and fee income as discussed in the preceding paragraph.

Asset management fees increased by $9.3 million, from $45.8 million for the three months ended June 30, 2006 to $55.1 million for the three months ended June 30, 2007 as a result of growth of separate account assets compared to the prior year period, primarily due to net inflows and market appreciation. Asset management fees are asset-based fees, which are dependent on the value of assets under management.

Benefits and Expenses

Policyholders’ benefits increased by $4.5 million, from $18.4 million for the three months ended June 30, 2006 to $22.9 million for the three months ended June 30, 2007. The increase was primarily driven by a $3.0 million increase in change in reserves due to an increase in the number of outstanding annuity contracts entering into the payout phase primarily as a result of the previously discussed annuitization remediation program. This increase was offset by higher premium revenue, as discussed above.

Interest credited to policyholders’ account balances increased $6.4 million, from $17.0 million for the three months ended June 30, 2006 to $23.4 million for the three months ended June 30, 2007 primarily driven by increased amortization of deferred sales inducements due to higher gross profits. This is partially offset by lower interest credited on the MVA option as a result of decreased investment in the MVA option during the current quarter compared to the prior year quarter.

General, administrative and other expenses increased by $35.7 million, from $99.0 million for the three months ended June 30, 2006 to $134.7 million for the three months ended June 30, 2007. The increase was primarily due to an increase in the amortization of DAC and valuation of business acquired of $24.7 million driven by a higher level of actual gross profits due to increased fee income, as previously discussed. In addition, commissions, net of capitalization, increased $7.2 million driven by increased asset based commissions due to growth in separate account assets, as previously discussed. The remaining increase of $3.8 million in general expenses was primarily the result of higher interest expense as a result of increased borrowings.

Results of Operations

2007 to 2006 Six Month Comparison

Net Income

Net income increased by $26.1 million, from $92.1 million for the six months ended June 30, 2006 to $118.2 million for the six months ended June 30, 2007. Policy charges and fee income increased by $59.2 million and asset management fees increased by $23.9 million, driven by growth in the separate account assets due to net flows and market appreciation since June 30, 2006. Additionally, realized investment losses, net, decreased by $20.5 million from $36.4 million for the six months ended June 30, 2006 to $15.9 million for the six months ended June 30, 2007. These favorable variances were partially offset by $60.0 million of higher general, administrative and other expenses and $10.6 million of higher interest credited to policyholder account balances. Further details regarding the components of revenues and expenses are described below.

Revenues

Revenues increased by $105.9 million, from $370.0 million for the six months ended June 30, 2006 to $475.9 million for the six months ended June 30, 2007. Premiums of $16.9 million increased by $7.2 million, from $9.7 million for the six months ended June 30, 2006, reflecting an increase in funds from customers entering into the payout phase of their annuity contracts, driven by settlements in the current year related to the previously discussed annuitization remediation program.

Policy charges and fee income increased by $59.2 million, from $274.1 million for the six months ended June 30, 2006 to $333.3 million for the six months ended June 30, 2007. Mortality and expense (“M&E”) charges increased by $51.3 million as a result of growth of separate account assets driven by net flows and market appreciation. Optional benefit charges on our living and death benefit features increased $9.8 million, primarily driven by the sales of our Lifetime Five, Spousal Lifetime Five and Highest Daily Lifetime Five benefit features. This increase was primarily offset in realized investment losses, net because these features are reinsured with affiliates. Additionally, policy charges and fee income decreased $3.1 million from the prior year quarter due to the change in realized market value adjustments related to the Company’s fixed, market value adjusted investment option (“MVA option”).

Net investment income decreased $5.3 million from $36.0 million for the six months ended June 30, 2006 to $41.3 million for the six months ended June 30, 2007 as a result of lower general account assets as these assets moved from fixed rate investment options into variable investment options due to the GRO rebalancing feature.

Realized investment losses, net, decreased $20.5 million from a loss of $36.4 million for the six months ended June 30, 2006 to a loss of $15.9 million over the same period in 2007. This change was driven by decreased investment losses on our MVA portfolio due to prior year dispositions of fixed maturities in a rising interest rate environment. The decrease in realized investment losses was partially offset by the change in the value of our embedded derivatives related to our living benefit features. This change was offset in policy charges and fee income as discussed in the preceding paragraph.

Asset management fees increased by $23.9 million, from $80.9 million for the six months ended June 30, 2006 to $104.8 million for the six months ended June 30, 2007 as a result of growth of separate account assets compared to the prior year period, primarily due to increased net inflows and market appreciation. Asset management fees are asset based fees, which are dependent on the value of assets under management.

Benefits and Expenses

Policyholders’ benefits increased by $8.4 million, from $38.2 million for the six months ended June 30, 2006 to $46.6 million for the six months ended June 30, 2007. The increase was driven by a $7.3 million increase in change in reserves due to an increase in the number of outstanding annuity contracts entering into the payout phase primarily as a result of the previously discussed annuitization remediation program. This increase was offset by higher premium revenue, as discussed above.

Interest credited to policyholders’ account balances increased $10.6 million, from $34.2 million for the six months ended June 30, 2006 to $44.8 million for the six months ended June 30, 2007 primarily driven by increased amortization of deferred sales inducements due to higher gross profits of $15.8 million, partially offset by decreased interest credited on the MVA option of $4.1 million as customer account values transferred from the market value adjustment options to the separate account mutual fund options due to market conditions.

General, administrative and other expenses increased by $60.0 million, from $198.5 million for the six months ended June 30, 2006 to $258.5 million for the six months ended June 30, 2007. The increase was primarily due to an increase in the amortization of DAC and valuation of business acquired of $41.1 million, driven by a higher level of actual gross profits due to increased fee income as previously discussed. In addition, commissions, net of capitalization, increased $13.1 million, driven by increased asset based commissions due to growth in separate account assets, as previously discussed. The remaining increase of $5.8 million in general expenses was primarily the result of higher interest expense as a result of increased borrowings.

Item 4.	Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, or the “Exchange Act”, as of June 30, 2007. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2007, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to legal and regulatory actions in the ordinary course of our business, including class action lawsuits. Our pending legal and regulatory actions include proceedings specific to the Company and proceedings generally applicable to business practices in the industry in which we operate. We are subject to class action lawsuits and other litigation alleging, among other things, that we made improper or inadequate disclosures in connection with the sale of annuity products or charged excessive or impermissible fees on these products, recommended unsuitable products to customers, mishandled customer accounts or breached fiduciary duties to customers. We are also subject to litigation arising out of our general business activities, such as our investments and contracts, and could be exposed to claims or litigation concerning certain business or process patents. In some of our pending legal and regulatory actions, parties are seeking large and/or indeterminate amounts, including punitive or exemplary damages.

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

It should be noted that the judgments, settlements and expenses associated with many of these lawsuits, administrative and regulatory matters, and contingencies, including certain claims described in this report, may, in whole or in part, after satisfaction of certain retention requirements, fall within Skandia’s indemnification obligations to Prudential Financial and its subsidiaries under the terms of the Acquisition Agreement. Those obligations of Skandia provide for indemnification of certain judgments, settlements, and costs and expenses associated with lawsuits and other claims against the Company (“matters”), and apply only to matters, or groups of related matters, for which the costs and expenses exceed $25,000 individually. Additionally, those obligations only apply to such otherwise indemnifiable costs and expenses that exceed $10 million in the aggregate, subject to reduction for insurance proceeds, certain accruals and any realized tax benefit applicable to such amounts, and those obligations do not apply to the extent that such aggregate exceeds $1 billion. We are in discussions with Skandia regarding the satisfaction of the $10 million deductible.

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

August 10, 2007

Exhibit Index

Exhibit Number and Description

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.