Form 10-Q
period 2007-09-30
AMERICAN SKANDIA LIFE ASSURANCE CORP/CT
filed 2007-11-13
CIK 881453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 13, 2007 25,000 shares of the registrant’s Common Stock (par value $100) consisting of 100 voting shares and 24,900 non-voting shares, were outstanding. As of such date, Prudential Annuities, Inc. formerly known as American Skandia, Inc., an indirect wholly owned subsidiary of Prudential Financial, Inc., a New Jersey corporation, owned all of the registrant’s Common Stock.

American Skandia Life Assurance Corporation meets the conditions set forth in General Instruction (H) (1) (a) and (b) on Form 10-Q and

is therefore filing this Form 10-Q in the reduced disclosure format.

FORWARD LOOKING STATEMENTS

Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, may constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon American Skandia Life Assurance Corporation. There can be no assurance that future developments affecting American Skandia Life Assurance Corporation will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of stock, real estate and other financial markets; (2) interest rate fluctuations; (3) reestimates of our reserves for future policy benefits and claims; (4) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates, or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (5) changes in our assumptions related to deferred policy acquisition costs, valuation of business acquired or goodwill; (6) changes in our claims-paying or credit ratings; (7) investment losses and defaults; (8) competition in our product lines and for personnel; (9) changes in tax law; (10) regulatory or legislative changes; (11) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities; (12) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (13) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (14) effects of acquisitions, divestitures and restructurings, including possible difficulties in integrating and realizing the projected results of acquisitions; (15) changes in statutory or U.S. GAAP accounting principles, practices or policies; and (16) changes in assumptions for retirement expense. American Skandia Life Assurance Corporation does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and in this Quarterly Report on Form 10-Q for a discussion of certain risks relating to our business and investments in securities.

PART I-FINANCIAL INFORMATION

ITEM 1. Financial Statements

American Skandia Life Assurance Corporation

Unaudited Interim Statements of Financial Position

As of September 30, 2007 and December 31, 2006 (in thousands, except share amounts)

	September 30, 2007	December 31, 2006
ASSETS
Fixed maturities available for sale, at fair value (amortized cost – 2007: $1,110,371; 2006: $1,161,355)	$1,117,035	$1,174,353
Trading account assets, at fair value	16,510	18,144
Equity securities available for sale, at fair value (cost – 2007: $18,130; 2006: $18,487)	17,549	18,344
Commercial loans	40,324	40,846
Policy loans	12,676	12,638
Short-term investments	53,030	60,872
Other long-term investments	1,046	6,105

Total investments	$1,258,170	$1,331,302

Cash and cash equivalents	622	664
Deferred policy acquisition costs	967,384	766,277
Accrued investment income	11,062	12,456
Income taxes receivable	208,983	217,768
Valuation of business acquired	127,693	152,650
Deferred sales inducements	499,480	359,815
Receivables from parent and affiliates	70,363	94,221
Other assets	51,579	17,036
Separate account assets	41,426,872	35,608,409

TOTAL ASSETS	$44,622,208	$38,560,598

LIABILITIES AND STOCKHOLDER’S EQUITY

LIABILITIES
Policyholders’ account balances	$938,044	$993,260
Future policy benefits and other policyholder liabilities	115,907	114,854
Payables to parent and affiliates	65,459	45,667
Cash collateral for loaned securities	35,261	39,962
Short-term borrowing	482,112	159,546
Long-term borrowing	330,000	405,000
Future fees payable to Prudential Annuities, Inc.	18,561	48,531
Other liabilities	248,435	268,497
Separate account liabilities	41,426,872	35,608,409

Total liabilities	$43,660,651	$37,683,726

Commitments and Contingent Liabilities (See Note 3)

STOCKHOLDER’S EQUITY
Common stock, $100 par value; 25,000 shares, authorized, issued and outstanding	$2,500	$2,500
Additional paid-in capital	334,096	334,096
Retained earnings	622,527	534,899
Accumulated other comprehensive income	2,434	5,377

Total stockholder’s equity	$961,557	$876,872

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$44,622,208	$38,560,598

See Notes to Unaudited Interim Financial Statements

American Skandia Life Assurance Corporation

Unaudited Interim Statements of Operations and Comprehensive Income

Three and Nine Months Ended September 30, 2007 and 2006 (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
REVENUES
Premiums	$4,812	$16,790	$21,792	$26,534
Policy charges and fee income	179,396	140,902	512,648	414,954
Net investment income	18,577	25,477	54,564	66,785
Realized investment (losses), net	(13,673)	(7,996)	(29,589)	(44,423)
Asset management fees	58,008	41,917	162,832	122,838
Other income	116	214	899	640

Total revenues	$247,236	$217,304	$723,146	$587,328

BENEFITS AND EXPENSES
Policyholders’ benefits	(3,222)	32,968	43,352	71,120
Interest credited to policyholders’ account balances	21,613	22,799	66,377	56,977
General, administrative and other expenses	129,775	113,821	388,315	312,354

Total benefits and expenses	$148,166	$169,588	$498,044	$440,451

Income from operations before income taxes	$99,070	$47,716	$225,102	$146,877

Income tax expense	9,335	6,545	17,122	13,600

NET INCOME	$89,735	$41,171	$207,980	$133,277

Change in net unrealized investment gains (losses), net of taxes (1)	3,775	17,210	(2,943)	10,165

COMPREHENSIVE INCOME	$93,510	$58,381	$205,037	$143,442

(1)	Amounts are net of tax benefits of $(2.1) million and $(9.4) million for the three months ended September 30, 2007 and 2006, respectively, and $1.6 million and $(5.6) million for the nine months ended September 30, 2007 and 2006.

See Notes to Unaudited Interim Financial Statements

American Skandia Life Assurance Corporation

Unaudited Interim Statement of Stockholder’s Equity

Nine Months Ended September 30, 2007 (in thousands)

	Common Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total stockholder’s equity
Balance, December 31, 2006	$2,500	$334,096	$534,899	$5,377	$876,872
Net income			207,980		207,980
Cumulative effect of change in accounting principle, net of taxes			(8,153)		(8,153)
Distribution to parent	—	—	(112,199)		(112,199)
Other comprehensive income, net of taxes				(2,943)	(2,943)

Balance, September 30, 2007	$2,500	$334,096	$622,527	$2,434	$961,557

See Notes to Unaudited Interim Financial Statements

American Skandia Life Assurance Corporation

Unaudited Interim Statements of Cash Flows

Nine Months Ended September 30, 2007 and 2006 (in thousands)

	Nine months ended September 30, 2007	Nine months ended September 30, 2006
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$207,980	$133,276
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment losses, net	29,589	44,423
Amortization and depreciation	22,782	29,400
Interest credited to policyholders’ account balances	48,340	44,647
Change in:
Policy reserves	(701)	33,032
Accrued investment income	1,186	(177)
Trading account assets	1,634	7,506
Net receivable from parent and affiliates	43,650	19,662
Deferred sales inducements	(143,241)	(90,082)
Deferred policy acquisition costs	(210,379)	(174,973)
Income taxes payable	17,015	14,868
Other, net	(30,996)	(93,895)

Cash Flows From (Used in) Operating Activities	$(13,141)	$(32,313)

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Proceeds from the sale/maturity of fixed maturities available for sale	1,297,568	3,155,396
Payments for the purchase of fixed maturities available for sale	(1,274,430)	(3,196,317)
Payments for the purchase of commercial loans	(282)	(27,533)
Proceeds from the repayment of commercial loans	649	1,351
Proceeds from the sale/maturity of policy loans	1,790
Payments for the issuance of policy loans	(1,828)	(1,611)
Proceeds from the sale of other long-term investments	1,771	—
Other short-term investments, net	7,842	79,653

Cash Flows From (Used in) Investing Activities	$33,080	$10,939

CASH FLOWS (USED IN) FROM FINANCING ACTIVITIES:
Decrease in future fees payable to Prudential Annuities Inc., net	(29,970)	(50,893)
Cash collateral for loaned securities	(4,701)	(61,065)
Securities sold under agreement to repurchase	—	(7,147)
Repayments of debt (maturities longer than 90 days)	(75,000)	(30,000)
Net increase in short-term borrowing	322,567	243,272
Drafts outstanding	(20,608)	7,079
Distribution (to) parent Policyholder’s account balances:	(112,199)	(150,000)
Deposits	948,854	1,157,903
Withdrawals	(1,048,924)	(1,087,371)

Cash Flows (Used in) From Financing Activities	$(19,981)	$21,778

Net increase in cash and cash equivalents	(42)	404
Cash and cash equivalents, beginning of period	664	3,507

CASH AND CASH EQUIVALENTS, END OF PERIOD	$622	$3,911

Income taxes paid (received)	$106	$(1,271)

Interest paid	$18,677	$35,251

See Notes to Unaudited Interim Financial Statements

American Skandia Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

1. BUSINESS

American Skandia Life Assurance Corporation (the “Company”), with its principal offices in Shelton, Connecticut, is an indirect wholly owned subsidiary of Prudential Financial, Inc. (“Prudential Financial”), a New Jersey corporation. The Company is a wholly owned subsidiary of Prudential Annuities, Inc. (“PAI”), formerly known as American Skandia, Inc., which in turn is an indirect wholly owned subsidiary of Prudential Financial. On December 19, 2002, Skandia Insurance Company Ltd. (publ), (“Skandia”), an insurance company organized under the laws of the Kingdom of Sweden, and the ultimate parent company of the Company prior to May 1, 2003, entered into a definitive purchase agreement (the “Acquisition Agreement”) with Prudential Financial whereby Prudential Financial would acquire the Company and certain of its affiliates (the “Acquisition”) and would be authorized to use the American Skandia name through April, 2008. On May 1, 2003, the Acquisition was consummated. Thus, the Company now is an indirect wholly owned subsidiary of Prudential Financial. During 2007, we began the process of changing the names of the Company’s various legal entities that include the “American Skandia” name.

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

During the third quarter of 2004, the Company identified a system-generated calculation error in its annuity contract administration system that existed prior to the Acquisition. This error related to the calculation of amounts due to customers for certain transactions subject to a market value adjustment upon the surrender or transfer of monies out of their annuity contract’s fixed allocation options. The error resulted in an underpayment to policyholders, as well as additional anticipated costs to the Company associated with remediation, breakage and other costs. The Company’s consultants have developed the systems functionality to compute remediation amounts and are in the process of running the computations on affected contracts. The Company has begun contacting regulators and expects to commence a phased outreach to customers early next quarter as computations are completed. The Company has advised Skandia that a portion of the remediation and related administrative costs are subject to the indemnification provisions of the Acquisition Agreement.

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

The Company’s share of net expense for the pension plans was $1.0 million and $1.1 million for the three months ended September 30, 2007 and 2006 respectively; and $2.9 million and $3.2 million, for the nine months ended September 30, 2007 and 2006, respectively.

Prudential Insurance sponsors voluntary savings plans for the Company’s employees (“401(k) plans”). The 401(k) plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The expense charged the Company for the matching contribution to the 401k plans was $0.5 million and $0.4 million for the three months ended September 30, 2007 and 2006, respectively; and $1.4 million and $1.1 million, for the nine months ended September 30, 2007 and 2006, respectively.

Debt Agreements

Short-term and Long-term borrowings

On December 14, 2006, the Company entered into a $300 million loan with Prudential Financial. This loan has an interest rate of 5.18% and matures on December 14, 2011.

On March 12, 2004, the Company entered into a $45 million loan with Prudential Funding, LLC. This loan had an interest rate of 5.37% and matured on July 17, 2007.

On March 10, 2005, the Company entered into a $30 million loan with Prudential Funding, LLC. This loan had an interest rate of 5.37% and matured on July 17, 2007.

On March 10, 2005, the Company entered into a $30 million loan with Prudential Funding, LLC. This loan has an interest rate of 6.10% and matures on March 11, 2008.

On May 1, 2004, the Company entered into a $500 million credit facility agreement with Prudential Funding, LLC. Effective December 1, 2004, the credit facility agreement was increased to $750 million. As of September 30, 2007 and December 31, 2006, $482.1 million and $159.5 million, respectively, was outstanding under this credit facility.

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

Affiliated Asset Management Fee Income

In accordance with an agreement with AST Investment Services, Inc. formerly known as American Skandia Investment Services, Inc, the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust, formerly known as American Skandia Trust. Income received from AST Investment Services, Inc. related to this agreement was $46.4 million and $31.2 million, for the three months ended September 30, 2007 and 2006, respectively; and $128.4 million and $86.5 million, for the nine months ended September 30, 2007 and 2006, respectively. These revenues are recorded as “Asset management fees” in the Statements of Operations and Comprehensive Income.

5. NEW ACCOUNTING POLICIES AND ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Adopted

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” an Interpretation of FASB Statement No. 109. This interpretation prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. The Company adopted FIN No. 48 on January 1, 2007, which resulted in a decrease to its income tax liability and an increase to retained earnings of $1.4 million as of January 1, 2007, which was reported as a “Cumulative effect of a change in accounting principle, net of taxes” in the Statement of Stockholder’s Equity for the nine months ended September 30, 2007.

The Company had no unrecognized tax benefits as of the date of adoption of FIN No. 48.

The Company classifies all interest and penalties related to tax uncertainties as income tax expense. As of the date of adoption of FIN No. 48, the Company had no liabilities for tax-related interest and penalties.

The audit periods of the Internal Revenue Service (“the Service”) remain open for review until the statute of limitations has passed. Generally, for tax years which produce the net operating losses, capital losses or tax credit carryforwards (“tax attributes”), the statute of limitations does not close, to the extent of these tax attributes, until the tax year in which they are fully utilized. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to our liability for income taxes. Any such adjustment could be material to our results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

In August 2007, the Service released Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the dividends received deduction related to variable life insurance and annuity contracts. In September 2007, the IRS released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspends Revenue Ruling 2007-54 and informs taxpayers that the U.S. Treasury Department and the IRS intend to address through new regulations the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the dividends received deduction related to variable life insurance and annuity contracts. These activities had no impact on the Company’s 2007 results.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments.” This statement eliminates an exception from the requirement to bifurcate an embedded derivative feature from beneficial interests in securitized financial assets. The Company has used this exception for investments the Company has made in securitized financial assets in the normal course of operations, and thus has not previously had to consider whether such investments contain an embedded derivative. The new requirement to identify embedded derivatives in beneficial interests will be applied on a prospective basis only to beneficial interests acquired, issued, or subject to certain remeasurement conditions after the adoption of the guidance. This statement also provides an election, on an instrument by instrument basis, to measure at fair value an entire hybrid financial instrument that contains an embedded derivative requiring bifurcation, rather than measuring only the embedded derivative on a fair value basis. If the fair value election is chosen, changes in unrealized gains and losses are reflected in the Statements of Operations and Comprehensive Income. The Company adopted this guidance effective January 1, 2007. The Company’s adoption of this guidance did not have a material effect on the Company’s financial position or results of operations.

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

The Company adopted SOP 05-1 effective January 1, 2007. The effect of initially adopting SOP 05-1 was a charge to the opening balance of retained earnings of $14.7 million before tax, $9.5 million net of taxes, which was reported as a “Cumulative effect of a change in accounting principle, net of taxes” in the Statement of Stockholder’s Equity for the nine months ended September 30, 2007.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This statement provides companies with an option to report selected financial assets and liabilities at fair value with the associated changes in fair value reflected in the Statement of Operations and Comprehensive Income. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company plans to adopt this guidance effective January 1, 2008. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement does not change which assets and liabilities are required to be reported at fair value, but the application of this Statement could change current practices in determining fair value. The Company plans to adopt this guidance effective January 1, 2008. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company is currently assessing the impact of SFAS No. 157 on its financial position and results of operations.

American Skandia Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

American Skandia Life Assurance Corporation meets the conditions set forth in General Instruction H(1)(a) and (b) on Form 10-Q and is therefore filing this form with the reduced disclosure format.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of American Skandia Life Assurance Corporation (the “Company”) as of September 30, 2007 compared with December 31, 2006 and its results of operations for the three month periods ended September 30, 2007 and 2006 and the nine month periods ended September 30, 2007 and 2006. You should read the following analysis of our financial condition and results of operations in conjunction with the “Risk Factors” section, the MD&A and the audited Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as well as the “Risk Factors” section, the statements under “Forward Looking Statements”, and the Interim Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Marketing and Distribution

The Company sells its annuity products through multiple distribution channels, including (1) independent broker-dealer firms and financial planners; (2) broker-dealers that are members of the New York Stock Exchange, including “wirehouse” and regional broker-dealer firms; and (3) broker-dealers affiliated with banks or that specialize in marketing to customers of banks. Although the Company is active in each of those distribution channels, the majority of the Company’s sales have come from the independent broker-dealer firms and financial planners. The Company has selling agreements with approximately nine hundred broker-dealer firms and financial institutions. On June 1, 2006, The Prudential Insurance Company of America, an affiliate of the Company, acquired the variable annuity business of The Allstate Corporation (“Allstate”), which included access to the Allstate affiliated broker-dealer. The Company began distributing variable annuities through the Allstate affiliated broker-dealer registered representatives in the third quarter of 2006.

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

Changes in Financial Position

Assets increased by $6.1 billion, from $38.5 billion at December 31, 2006 to $44.6 billion at September 30, 2007. Separate account assets increased by $5.8 billion, driven by positive net flows and market appreciation during the current year. Deferred policy acquisition costs (“DAC”) and deferred sales inducements also increased by $201.1 million and $139.7 million, between December 31, 2006 and September 30, 2007, respectively, due to increased sales driving higher capitalized costs.

During the period, total liabilities increased by $6.0 billion, from $37.7 billion at December 31, 2006 to $43.7 billion at September 30, 2007. Separate account liabilities increased by $5.8 billion, driven by positive net flows and market appreciation during the current year. Additionally, borrowings increased by $247.6 million in order to fund the costs associated with new business sales.

Results of Operations

2007 to 2006 Three Month Comparison

Net Income

Net income increased by $48.5 million, from $41.2 million for the three months ended September 30, 2006 to $89.7 million for the three months ended September 30, 2007. Net income includes a $40.6 million benefit in the current quarter compared to $8.9 million expense in the prior year quarter from a net reduction in amortization of deferred policy acquisition and other costs and a decrease in reserves for the guaranteed minimum death benefit and guaranteed minimum income benefit features of our variable annuity products, due to decreased costs of actual and expected death claims and an increased estimate of total gross profits used as a basis for amortizing deferred policy acquisition and other costs based on a regular annual review. Policy charges and fee income increased by $38.5 million and asset management fees increased by $16.1 million, driven by growth in the separate account assets due to positive net flows and market appreciation since September 30, 2006. These favorable variances were partially offset by an increase of $17.5 million in amortization of DAC, excluding the current year benefit mentioned above, due to higher than expected actual gross profits in the current period. In addition, commissions, net of capitalization, increased by $8.7 million, driven by higher asset based commissions due to growth in separate account assets, general and administrative expenses increased by $10.2 million, primarily driven by the customer remediation reserve increase due to the market value adjustment error as previously discussed, net investment income decreased by $6.9 million, and realized investment losses increased by $5.7 million. Further details regarding the components of revenues and expenses are described below.

Revenues

Revenues increased by $29.9 million, from $217.3 million for the three months ended September 30, 2006 to $247.2 million for the three months ended September 30, 2007. Premiums decreased by $12.0 million, from $16.8 million for the three months ended September 30, 2006 to $4.8 million for the three months ended September 30, 2007, reflecting a reduction in the volume of settlements in the current year related to the previously discussed annuitization remediation program as the majority of these claims were processed in 2006.

Policy charges and fee income increased by $38.5 million, from $140.9 million for the three months ended September 30, 2006 to $179.4 million for the three months ended September 30, 2007 due to growth of separate account assets driven by net flows and market appreciation. Optional benefit charges on our living and death benefit features increased $6.4 million, primarily driven by sales of our Lifetime Five, Spousal Lifetime Five and Highest Daily Lifetime Five benefit features. This increase was primarily offset in realized investment losses, net because these features are reinsured with affiliates. Additionally, policy charges and fee income decreased $1.0 million from the prior year quarter due to the change in realized market value adjustments related to the Company’s fixed, market value adjusted investment option (“MVA option”).

Net investment income decreased $6.9 million from $25.5 million for the three months ended September 30, 2006 to $18.6 million for the three months ended September 30, 2007 as a result of lower general account assets as these assets moved from general account fixed rate investment options into separate account variable investment options due to the guaranteed return option (“GRO”) rebalancing feature.

Realized investment losses, net, increased by $5.7 million from a loss of $8.0 million for the three months ended September 30, 2006 to a loss of $13.7 million for the three months ended September 30, 2007. This increase was driven by the reinsurance of our living benefit features to affiliates as previously discussed.

Asset management fees increased by $16.1 million, from $41.9 million for the three months ended September 30, 2006 to $58.0 million for the three months ended September 30, 2007 as a result of growth of separate account assets compared to the prior year period, primarily due to net inflows and market appreciation. Asset management fees are asset-based fees, which are dependent on the value of assets under management.

Benefits and Expenses

Policyholders’ benefits decreased by $36.2 million, from $33.0 million for the three months ended September 30, 2006 to $(3.2) million for the three months ended September 30, 2007. The decrease was driven primarily by a $25.5 million favorable adjustment in the reserves for the guaranteed minimum death benefit feature of our variable annuity products due to decreased costs of actual and expected death claims, as discussed above. Also contributing to the decrease was an $11.0 million reduction in the change reserves due to lower settlements in the current quarter related to the previously discussed annuitization remediation.

General, administrative and other expenses increased by $16.0 million, from $113.8 million for the three months ended September 30, 2006 to $129.8 million for the three months ended September 30, 2007. The increase was primarily due to higher commission expenses of $8.7 million, net of capitalization, driven by higher asset based commissions due to growth in separate account assets, as previously discussed, and an increase in interest expense of $2.2 million resulting from higher borrowing levels to fund the costs associated with new business sales. The remaining increase of $5.1 million in general expenses was primarily driven by an increase to a customer remediation reserve related to the market value adjustment error discussed above.

Results of Operations

2007 to 2006 Nine Month Comparison

Net Income

Net income increased by $74.7 million, from $133.3 million for the nine months ended September 30, 2006 to $208.0 million for the nine months ended September 30, 2007. Policy charges and fee income increased by $97.6 million and asset management fees increased by $40.0 million, driven by growth in the separate account assets due to net flows and market appreciation since September 30, 2006. Additionally, realized investment losses, net, decreased by $14.8 million from $44.4 million for the nine months ended September 30, 2006 to $29.6 million for the nine months ended September 30, 2007. Net income also includes a $40.6 million benefit in the current year compared to $8.9 million expense in the prior year from a net reduction in amortization of deferred policy acquisition and other costs and a decrease in reserves for the guaranteed minimum death benefit and guaranteed minimum income benefit features of our variable annuity products, due to decreased costs of actual and expected death claims and an increased estimate of total gross profits used as a basis for amortizing deferred policy acquisition based on an annual review. These favorable variances were partially offset by an increase of $53.5 million in amortization of DAC and other costs, excluding the current year benefit mentioned above, due to higher actual gross profits. Commissions, net of capitalization, increased $21.9 million driven by higher asset based commissions due to growth in separate account assets, $12.2 million of lower net investment income, increased general and administrative expenses of $10.4 million primarily driven by an increase to a customer remediation reserve due to the market value adjustment error as discussed above, $9.4 million of higher interest credited to policyholder account balances driven by amortization of deferred sales inducements due to higher gross profits and an increase in interest expense of $9.1 million. Further details regarding the components of revenues and expenses are described below.

Revenues

Revenues increased by $135.8 million, from $587.3 million for the nine months ended September 30, 2006 to $723.1 million for the nine months ended September 30, 2007. Premiums decreased by $4.7 million, from $26.5 million for the nine months ended September 30, 2006 to $21.8 million for the nine months ended September 30, 2007, reflecting a reduction in the volume of settlements in the current year related to the previously discussed annuitization remediation program as the majority of these claims were processed in 2006.

Policy charges and fee income increased by $97.6 million, from $415.0 million for the nine months ended September 30, 2006 to $512.6 million for the nine months ended September 30, 2007 due to growth of separate account assets driven by net flows and market appreciation. Optional benefit charges on our living and death benefit features increased $16.5 million, primarily driven by the sales of our Lifetime Five, Spousal Lifetime Five and Highest Daily Lifetime Five benefit features. This increase was primarily offset in realized investment losses, net because these features are reinsured with affiliates. Additionally, policy charges and fee income decreased $4.2 million from the prior year due to the change in realized market value adjustments related to the Company’s fixed, market value adjusted investment option (“MVA option”).

Net investment income decreased $12.2 million from $66.8 million for the nine months ended September 30, 2006 to $54.6 million for the nine months ended September 30, 2007 as a result of lower general account assets as these assets moved from general account fixed rate investment options into separate account variable investment options due to the GRO rebalancing feature.

Realized investment losses, net, decreased $14.8 million from a loss of $44.4 million for the nine months ended September 30, 2006 to a loss of $29.6 million for the nine months ended September 30, 2007. This change was driven by decreased investment losses on our MVA portfolio due to prior year dispositions of fixed maturities in a rising interest rate environment. The decrease in realized investment losses was partially offset by reinsurance of our living benefit features to affiliates as discussed above.

Asset management fees increased by $40.0 million, from $122.8 million for the nine months ended September 30, 2006 to $162.8 million for the nine months ended September 30, 2007 as a result of growth of separate account assets compared to the prior year period, primarily due to increased net inflows and market appreciation. Asset management fees are asset based fees, which are dependent on the value of assets under management.

Benefits and Expenses

Policyholders’ benefits decreased by $27.7 million, from $71.1 million for the nine months ended September 30, 2006 to $43.4 million for the nine months ended September 30, 2007. The decrease was driven primarily by a $25.5 million reserve reduction for the guaranteed minimum death benefit feature of our variable annuity products due to decreased costs of actual and expected death claims, as discussed above, and favorable market performance.

Interest credited to policyholders’ account balances increased $9.4 million, from $57.0 million for the nine months ended September 30, 2006 to $66.4 million for the nine months ended September 30, 2007, primarily driven by increased amortization of deferred sales inducements due to higher gross profits of $19.4 million, partially offset by decreased interest credited on the MVA option of $8.1 million as customer account values were transferred from general account fixed rate options to the separate account variable investment options due to favorable market conditions.

General, administrative and other expenses increased by $75.9 million, from $312.4 million for the nine months ended September 30, 2006 to $388.3 million for the nine months ended September 30, 2007. The increase was primarily due to an increase in the amortization of DAC and valuation of business acquired of $36.0 million, driven by a higher level of actual gross profits due to increased fee income as previously discussed. In addition, commissions, net of capitalization, increased $21.8 million, driven by higher asset based commissions due to growth in separate account assets, as previously discussed, and interest expense increased by $9.1 million resulting from higher borrowing levels to fund new business. The remaining increase of $9.0 million in general expenses was primarily driven by an increase to a customer remediation reserve, as discussed above, for the market value adjustment error.

Income Taxes

Our income tax provision amounted to $9.3 million in the third quarter of 2007 compared to $6.5 million in the third quarter of 2006, representing 9.4% of income from continuing operations before income taxes in the third quarter of 2007 and 13.7% in the third quarter of 2006. The decrease in the effective rate was primarily due to an increase in non-taxable investment income.

Our income tax provision amounted to $17.1 million in the first nine months of 2007 compared to $13.6 million in the first nine months of 2006, representing 7.6% of income from continuing operations before income taxes in the first nine months of 2007 and 9.2% in the first nine months of 2006. The decrease in the effective rate was primarily due to an increase in non-taxable investment income.

We employ various tax strategies, including strategies to minimize the amount of taxes resulting from realized capital gains.

We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an Interpretation of FASB Statement No. 109 on January 1, 2007. For additional information regarding the adoption of this guidance, see Note 5 of the Unaudited Interim Financial Statements.

The dividends received deduction reduces the amount of dividend income subject to tax and is a significant component of the difference between our periodic effective tax rate and the federal statutory tax rate of 35%. In August 2007, the Service released Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the dividends received deduction related to variable life insurance and annuity contracts. In September 2007, the Service released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspends Revenue Ruling 2007-54 and informs taxpayers that the U.S. Treasury Department and the Service intend to address through new regulations the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the dividends received deduction related to variable life insurance and annuity contracts. These activities had no impact on our 2007 results.

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, or the “Exchange Act”, as of September 30, 2007. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2007, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

You should carefully consider the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006. These risks could materially affect our business, results of operations or financial condition, or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in our Annual Report on Form 10-K and in the immediately following paragraph and elsewhere in this Quarterly Report on Form 10-Q.

The third quarter of 2007 was characterized by adverse capital market conditions generally affecting the value and liquidity of certain fixed maturity securities, as well as other investments. Regardless of market conditions, certain investments we hold, including private bonds and commercial mortgages, are relatively illiquid. While we have various sources of liquidity other than selling these investments, if we needed to sell these investments we may have difficulty doing so in a timely manner at a price we would realize if we otherwise held the investments. Adverse capital market conditions could impact the liquidity of our investments, affecting their value and potentially resulting in higher realized and/or unrealized losses.

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

November 13, 2007

Exhibit Index

Exhibit Number and Description

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.