Form 10-K
period 2007-12-31
PRUDENTIAL ANNUITIES LIFE ASSURANCE CORP/CT
filed 2008-03-14
CIK 881453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER 033-44202

Prudential Annuities Life Assurance Corporation

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

Indicate the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant:

Voting:  NONE    Non-voting:  NONE

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

As of March 14, 2008, 25,000 shares of the registrant’s Common Stock (par value $100) consisting of 100 voting shares and 24,900 non-voting shares, were outstanding. As of such date, Prudential Annuities, Inc., formerly known as American Skandia, Inc., an indirect wholly owned subsidiary of Prudential Financial, Inc., a New Jersey corporation, owned all of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

THE INFORMATION REQUIRED TO BE FURNISHED PURSUANT TO PART III OF THIS FORM 10-K IS SET FORTH IN, AND IS HEREBY INCORPORATED BY REFERENCE HEREIN FROM, THE DEFINITIVE PROXY STATEMENT OF PRUDENTIAL FINANCIAL, INC. FOR THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON MAY 13, 2008, TO BE FILED BY PRUDENTIAL FINANCIAL, INC. WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION 14A NOT LATER THAN 120 DAYS AFTER DECEMBER 31, 2007.

Prudential Annuities Life Assurance Corporation meets the conditions set forth in General Instruction (I) (1) (a) and (b) on Form 10-K and

is therefore filing this Form 10-K with the reduced disclosure format.

Forward-Looking Statements

Some of the statements included in this Annual Report on Form 10-K, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, may constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Prudential Annuities Life Assurance Corporation. There can be no assurance that future developments affecting Prudential Annuities Life Assurance Corporation will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income investments, equity, real estate and other financial markets; (2) interest rate fluctuations; (3) reestimates of our reserves for future policy benefits and claims; (4) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates, or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (5) changes in our assumptions related to deferred policy acquisition costs, valuation of business acquired or goodwill; (6) changes in our claims-paying or credit ratings; (7) investment losses and defaults; (8) competition in our product lines and for personnel; (9) changes in tax law; (10) regulatory or legislative changes; (11) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities; (12) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (13) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (14) effects of acquisitions, divestitures and restructurings, including possible difficulties in integrating and realizing the projected results of acquisitions; (15) changes in statutory or U.S. GAAP accounting principles, practices or policies; and (16) changes in assumptions for retirement expense. Prudential Annuities Life Assurance Corporation does not intend, and is under no obligation, to update any particular forward-looking statement included in this document.

PART 1

Item 1. Business

Overview

Prudential Annuities Life Assurance Corporation (the “Company” “, “we”, or “our”), formerly known as American Skandia Life Assurance Corporation, with its principal offices in Shelton, Connecticut, is an indirect wholly-owned subsidiary of Prudential Financial, Inc. (“Prudential Financial”), a New Jersey corporation. The Company is a wholly owned subsidiary of Prudential Annuities, Inc. (“PAI”), formerly known as American Skandia, Inc., which in turn is an indirect wholly owned subsidiary of Prudential Financial. On December 19, 2002, Skandia Insurance Company Ltd. (publ) (“Skandia”), an insurance company organized under the laws of the Kingdom of Sweden, and the ultimate parent company of the Company prior to May 1, 2003, entered into a definitive purchase agreement (the “Acquisition Agreement”) with Prudential Financial, whereby Prudential Financial would acquire the Company and certain of its affiliates (the “Acquisition”) and would be authorized to use the American Skandia name through April, 2008. On May 1, 2003, the Acquisition was consummated. Thus, the Company is now an indirect wholly owned subsidiary of Prudential Financial. During 2007, we began the process of changing the Company’s name and the names of various legal entities that include the “American Skandia” name, as required by the terms of the Acquisition. The Company’s name was changed effective January 1, 2008.

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

PAI, the direct parent of the Company, may make additional capital contributions to the Company, as needed, to enable the Company to comply with its reserve requirements and fund expenses in connection with its business. Generally, PAI is under no obligation to make such contributions and its assets do not back the benefits payable under the Company’s annuity contracts and life insurance. During 2007, PAI made a capital contribution of $100.0 million to the Company. During 2006 and 2005, PAI made no capital contributions to the Company.

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

The Company offers variable annuities that provide its customers with a full suite of optional guaranteed death and living benefits. The investment options within the Company’s variable annuities provide customers with the opportunity to invest in proprietary and non-proprietary mutual funds, frequently under asset allocation programs, and fixed interest rate options. The investments made by customers to the proprietary and non-proprietary mutual fund options represent an interest in separate investment companies that provide a return linked to an underlying investment portfolio. The investments made in the fixed interest rate options are credited with a rate of return that the Company determines, subject to certain minimums. The Company also offers fixed annuities that provide a guarantee of principal and interest credited at rates the Company determines, subject to certain contractual minimums.

Annuity contracts represent the insurer’s contractual obligation to make payments over a given period of time, often measured by the life of the annuitant, in return for a single deposit or a series of scheduled or flexible deposits. The insurer’s obligation to pay may commence immediately or be deferred. If the insurer’s payments are deferred, the insurer generally incurs an obligation to offer a surrender value available during the deferral period based on an account value, and certain guarantees as applicable. The account value consists of the deposits and may earn interest, or may vary with the performance of investments in the underlying fund options made available by the insurer and elected by contractholders. Gains on deposits made by the contractholder, before distribution, generally are tax deferred for the contractholder. Distributions are taxed as ordinary income to the contractholder until all gain has been withdrawn. For immediate annuities and annuitized deferred annuities, a portion of each distribution may be treated as a return of the contractholder’s investment in the contract.

The Company’s variable annuity contracts can be divided generally into certain categories that vary, among other things, according to their surrender or withdrawal charges structure. For example, for certain variable annuities, the surrender or withdrawal charge expires after a number of years have passed, whereas other Company annuities either have a surrender or withdrawal charge that expires sooner or alternatively lack a surrender or withdrawal charge altogether. Another distinction among the Company’s variable annuities may be the distribution channel through which the variable annuity is sold. For example, the Company has tailored certain of its variable annuity products to the specifications of the “distribution channel” or broker-dealer through which the annuity is sold. Subject to certain contract restrictions, a customer can choose one or more optional death benefits or living benefits to be added to the variable annuity. For example, for an additional fee, the annuity owner may elect a death benefit that upon death may pay an amount in excess of account value or cumulative deposits. Similarly, for an additional fee, the annuity owner may elect one of several guaranteed minimum income and withdrawal benefits, which in general, create a guaranteed sum that can be withdrawn over time even if account value declines. These optional features, and in particular, these optional guaranteed minimum income and withdrawal benefits, have had a significant, positive influence on sales in recent years.

Marketing and Distribution

The Company sells its annuity products through multiple distribution channels, including (1) independent broker-dealer firms and financial planners; (2) broker-dealers that are members of the New York Stock Exchange, including “wirehouse” and regional broker-dealer firms; and (3) broker-dealers affiliated with banks or that specialize in marketing to customers of banks. Although the Company is active in each of those distribution channels, the majority of the Company’s sales have come from the independent broker-dealer firms and financial planners. The Company has selling agreements with approximately nine hundred broker-dealer firms and financial institutions. On June 1, 2006, The Prudential Insurance Company of America, an affiliate of the Company, acquired the variable annuity business of The Allstate Corporation (“Allstate”), which included exclusive distribution through Allstate’s agency distribution force of nearly 14,000 independent contractors and financial professionals. The Company began distributing variable annuities through the Allstate agency distribution channel in the third quarter of 2006.

Although many of the Company’s competitors have acquired or are seeking to acquire their distribution channels as a means of securing sales, the Company typically does not follow that model. Instead, the Company believes that its success is dependent on its ability to enhance its relationships with both the selling firms and their registered representatives. In cooperation with its affiliated broker-dealer, Prudential Annuities Distributors, Incorporated, (“PAD”), formerly known as American Skandia Marketing, Incorporated, the Company uses wholesalers to provide support to its distribution channels.

Underwriting and Pricing

We earn asset management fees calculated on the average separate account assets invested in the underlying mutual funds offered in our variable annuity products, and mortality and expense fees and other fees for various insurance-related options and features, including optional guaranteed death and living benefit features, based on average daily net assets of the value of the annuity separate accounts. For certain optional features, our charge may be expressed as a percentage of the “protected value” under the benefit, rather than as a percentage of average daily net assets. We declare the rate of return on our fixed interest rate options offered in our variable annuities based on certain assumptions, including but not limited to investment returns, expenses and persistency. Competition also influences our pricing. We seek to maintain a spread between the return on our invested assets and the interest we credit on our fixed-rate option annuities. To encourage persistency, most of our variable annuities are subject to surrender or withdrawal charges that decline over specified number of years. In addition, the living benefit features of our variable annuity products encourage persistency because the potential value of the living benefit is fully realized only if the contract persists.

Reserves

We establish and carry as liabilities actuarially determined reserves for future policy benefits that we believe will meet our future obligations for our in force annuity contracts, including the minimum death benefit and living benefit guarantee features of some of these contracts. We base these reserves on assumptions we believe to be appropriate for investment yield, persistency, withdrawal rates, mortality rates, expenses and margins for adverse deviation. We establish liabilities for policyholders’ account balances that represent cumulative gross premium payments plus credited interest and/or fund performance, less withdrawals, expenses and mortality charges.

Reinsurance

During 2007, the Company amended the reinsurance agreements it entered into in 2005 covering its Lifetime Five benefit (“LT5”). The coinsurance agreement entered into with The Prudential Insurance Company of America (“Prudential Insurance”) in 2005 provided for the 100% reinsurance of its LT5 feature sold on new business prior to May 6, 2005. This agreement was recaptured effective August 1, 2007. Effective July 1, 2005, the Company entered into a coinsurance agreement with Pruco Reinsurance, Ltd. (“Pruco Re”) providing for the 100% reinsurance of its LT5 feature sold on new business after May 5, 2005 as well as for riders issued on or after March 15, 2005 forward on business in-force before March 15, 2005. This agreement was amended effective August 1, 2007 to include the reinsurance of business sold prior to May 6, 2005 that was previously reinsured to Prudential Insurance.

Effective November 20, 2006, the Company entered into a new coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Highest Daily Lifetime Five benefit (“HDLT5”) feature.

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

The Company is subject to the regulations of the Insurance Department. A detailed financial statement in the prescribed form (the “Annual Statement”) is filed with the Insurance Department each year covering the Company’s operations for the preceding year and its financial position as of the end of that year. Regulation by the Insurance Department includes periodic examinations to verify the accuracy of our contract liabilities and reserves. The Company’s books and accounts are subject to review by the Insurance Department at all times. A full examination of the Company’s operations is conducted periodically by the Insurance Department and under the auspices of the NAIC. In May of 2007, the Connecticut insurance regulator completed a routine financial examination of the Company for the five year period ended December 31, 2005, and found no material deficiencies.

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

Finally, although the Company itself is not registered as a broker-dealer with the SEC or the Financial Industry Regulatory Authority (“FINRA”), those who sell the Company’s variable annuities generally are subject to FINRA and SEC regulations. Of particular note, in 2007 FINRA adopted Rule 2821, which establishes sales practices standards and supervisory requirements specifically targeted to variable annuities. Rule 2821 represents additional FINRA regulation of variable annuities, and does not replace existing FINRA rules. Such regulations may have a significant impact on the Company’s variable annuity business.

Current U.S. federal income tax laws generally permit certain holders to defer taxation on the build-up of value of annuities and life insurance products until payments are actually made to the policyholder or other beneficiary and to exclude from taxation the death benefit paid under a life insurance contract. Congress from time to time considers legislation that could make our products less attractive to consumers, including legislation that would reduce or eliminate the benefit of this deferral on some annuities and insurance products, as well as other types of changes that could reduce or eliminate the attractiveness of annuities and life insurance products to consumers, such as repeal of the estate tax. In addition, legislative changes could impact the amount of taxes that we pay, thereby affecting our net income.

In June 2001, the Economic Growth and Tax Relief Reconciliation Act of 2001 was enacted. The 2001 Act contains provisions that have over time significantly reduced individual tax rates. This has the effect of reducing the benefits of tax deferral on the build-up of value of annuities and life insurance products. The 2001 Act also includes provisions that eliminate, over time, the estate, gift and generation-skipping taxes and partially eliminates the step-up in basis rule applicable to property held in a decedent’s estate. Some of these changes might hinder our sales and result in the increased surrender of insurance and annuity products.

In May 2003, the Jobs and Growth Tax Relief Reconciliation Act of 2003 was enacted. Individual taxpayers are the principal beneficiaries of the 2003 Act, which includes an acceleration of certain of the income tax rate reductions enacted originally under the 2001 Act, as well as capital gains and dividend tax rate reductions. In May 2006, the Tax Increase Prevention Act of 2005 (the “2005 Act”) was enacted. The 2005 Act extends the lower tax rates on capital gains and dividends through 2010. These rate reductions had been due to expire in 2008. Although most of the other rate reductions expire after 2008 or later, these reductions have the effect of reducing the benefits of tax deferral on the build-up of value of annuities and life insurance products. These changes may hinder our sales and result in increased surrender of insurance and annuity products.

The U.S. Treasury Department and the Internal Revenue Service are addressing through new regulations the methodology to be followed in determining the dividends received deduction related to variable life insurance and annuity contracts. The dividends received deduction reduces the amount of dividend income subject to tax and is a significant component of the difference between our effective tax rate and the federal statutory tax rate of 35%. A change in the dividends received deduction, including the possible elimination of this deduction, could reduce our net income.

The products we sell generate different tax attributes, including taxable income. Certain of our products are significantly dependent on these attributes, which are taken into consideration when pricing products and are a component of our capital management strategies. Accordingly, a change in tax law, or other factors impacting the availability of tax attributes generated by our products, could impact product pricing and returns.

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

State Securities Regulation

Certain states deem our variable annuity products as “securities” within the meaning of state securities laws. As securities, variable annuities are subject to filing and certain other requirements. Also, sales activities with respect to these products generally are subject to state securities regulation. Such regulation may affect investment advice, sales and related activities for these products.

Federal Regulation

Our variable annuity products, generally are “securities” within the meaning of federal securities laws, registered under the federal securities laws and subject to regulation by the SEC and FINRA. Although the federal government does not comprehensively regulate the business of insurance, federal legislation and administrative policies in several areas, including taxation, financial services regulation and pension and welfare benefits regulation, can significantly affect the insurance industry. Congress also periodically considers and is considering laws affecting privacy of information and genetic testing that could significantly and adversely affect the insurance industry.

USA Patriot Act

The USA Patriot Act of 2001, enacted in response to the terrorist attacks on September 11, 2001, contains anti-money laundering and financial transparency laws and mandates the implementation of various regulations applicable to broker-dealers and other financial services companies, including insurance companies. The Patriot Act seeks to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. The increased obligations of financial institutions to identify their customers, watch for and report suspicious transactions, respond to requests for information by regulatory authorities and law enforcement agencies, and share information with other financial institutions require the implementation and maintenance of internal practices, procedures and controls.

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

Privacy Regulation

Federal and state law and regulation require financial institutions to protect the security and confidentiality of personal information, including health-related and customer information and to notify customers and other individuals about their policies and practices relating to their collection and disclosure of health-related and customer information and their practices relating to protecting the security and confidentiality of that information. State laws regulate use and disclosure of social security numbers and require notice to affected individuals, law enforcement, regulators and others if there is a breach of the security of certain personal information, including social security numbers. Federal and state laws and regulations regulate the ability of financial institutions to make telemarketing calls and to send unsolicited e-mail messages to consumers and customers. Federal law and regulation regulate the permissible uses of certain personal information, including consumer report information. Federal and state governments and regulatory bodies may be expected to consider additional or more detailed regulation regarding these subjects and the privacy and security of personal information.

Competition

The Company is competing for management of individuals’ savings dollars in the United States. Competitors in this business include banks, investment companies, insurance companies and other financial institutions. According to Info-One’s Variable Annuity Research & Data Service (“VARDS”), the combined annuity business of Prudential Financial, which includes the Company, was ranked 6th in sales of variable annuities for the year ended December 31, 2007, and 6 th in assets under management as of December 31, 2007. Competitive factors in this industry include investment performance, product design, visibility in the marketplace, financial strength ratings, distribution capabilities, levels of charges and credited rates, brand recognition, reputation, customer service and sales force service and education. As of the filing date, the Company’s financial strength or claims paying ratings from Fitch Ratings, A.M. Best Co. and Standard and Poor’s is AA, A+ and AA, respectively.

Segments

The Company currently operates as one reporting segment. Revenues, net income and total assets for this segment can be found on the Company’s Statements of Financial Position as of December 31, 2007 and 2006 and Statements of Operations and Comprehensive Income for the year ended December 31, 2007, year ended December 31, 2006, and year ended December 31, 2005. The Company’s total assets as of December 31, 2007, 2006, and 2005 were $45.3 billion, $38.6 billion, and $32.9 billion, respectively. Revenues and assets generated from the Company’s variable life and qualified plan product offerings have been insignificant in comparison to the revenues and assets generated from the Company’s core product, variable annuities.

Employees

As of December 31, 2007, the Company had 501 employees. As of 2008, the Company’s employees were transferred to Prudential Insurance.

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

Our products and certain of our investment products, as well as our investment returns and our access to and cost of financing, are sensitive to fixed income, equity, real estate and other market fluctuations and general economic, market and political conditions and these fluctuations and changes could adversely affect our results of operations, financial position and liquidity, including in the following respects:

•	The profitability of our products depends in part on the value of the separate accounts supporting these products, which may fluctuate substantially depending on the foregoing conditions.

•

Market conditions resulting in reductions in the value of assets we manage would have an adverse effect on the revenues and profitability of our asset management services, which depend on fees related primarily to the value of assets under management, and would decrease the value of our proprietary investments.

•

A change in market conditions, including prolonged periods of high inflation, could cause a change in consumer sentiment adversely affecting sales and persistency of our products. Similarly, changing economic conditions can influence customer behavior including, but not limited to, decreased sales of our products.

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

•

Adverse capital market conditions could affect our ability to borrow funds as well as impact our ability to refinance existing borrowings, ultimately impacting profitability and also our ability to support or grow our businesses.

•

Market conditions could also impact our ability to fund foreseen and unforeseen cash and collateral requirements, potentially inhibiting our ability to perform under our obligations, support business initiatives and increasing realized losses.

The latter half of 2007 was characterized by adverse market conditions generally affecting the value and liquidity of asset-backed securities supported by sub-prime mortgages and commercial mortgage backed securities, as well as other investments we hold. These market conditions also impacted the cost of refinancing debt. These conditions have persisted into 2008 and could further deteriorate. It is uncertain how or when such conditions will change.

Interest rate fluctuations could adversely affect our business and profitability.

Our products, and certain of our investment returns, may be sensitive to interest rate fluctuations, and changes in interest rates could adversely affect our investment returns and results of operations, including in the following respects:

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

•	Changes in the relationship between long-term and short-term interest rates could adversely affect the profitability of some of our products.

•	Changes in interest rates could increase our costs of financing.

If our reserves for future policyholder benefits and claims are inadequate, we may be required to increase our reserves, which would adversely affect our results of operations and financial condition.

We establish and carry reserves to pay future policyholder benefits and claims. Our reserves do not represent an exact calculation of liability, but rather are actuarial or statistical estimates based on models that include many assumptions and projections which are inherently uncertain and involve the exercise of significant judgment, including as to the levels and/or timing of benefits, claims, expenses, investment results, mortality, morbidity and persistency. We cannot determine with precision the ultimate amounts that we will pay for, or the timing of payment of, actual benefits, claims and expenses or whether the assets supporting our policy liabilities, will be sufficient for payment of benefits and claims. If we conclude that our reserves are insufficient to cover future policy benefits and claims, we would be required to increase our reserves and incur income statement charges for the period in which we make the determination, which would adversely affect our results of operations and financial condition.

Our profitability may decline if mortality rates, or persistency rates differ significantly from our pricing expectations.

We set prices for many of our products based upon expected claims and payment patterns, using assumptions for mortality rates, or likelihood of death, of our policyholders. In addition to the potential effect of natural or man-made disasters, significant changes in mortality or morbidity could emerge gradually over time, due to changes in the natural environment, the health habits of the insured population, treatment patterns for disease or disability, or other factors. Pricing of our products is also based in part upon expected persistency of these products, which is the probability that a policy or contract will remain in force from one period to the next. Results may also vary based on differences between actual and expected premium deposits and withdrawals for these products. Significant deviations in actual experience from our pricing assumptions could have an adverse effect on the profitability of our products.

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

Claims-paying ratings, which are sometimes referred to as “financial strength” ratings, represent opinions of rating agencies regarding the financial ability of an insurance company to meet its obligations under an insurance policy, and are important factors affecting public confidence in an insurer and its competitive position in marketing products. Credit ratings represent the opinions of rating agencies regarding an entity’s ability to repay its indebtedness, and credit ratings are important to our ability to raise capital through the issuance of debt and to the cost of such financing. A downgrade in our claims-paying or credit ratings could limit our ability to market products, reduce our competitiveness, increase the number or value of policies being surrendered, increase our borrowing costs, cause additional collateral requirements under certain agreements, and/or hurt our relationships with creditors or trading counterparties.

Losses due to defaults by others, including issuers of investment securities or reinsurance, bond insurers and derivative instrument counterparties, or a downgrade in the ratings of bond insurers, could adversely affect the value of our investments or reduce our profitability.

Issuers and borrowers whose securities or loans we hold, customers, trading counterparties, counterparties under swaps and other derivative contracts, reinsurers, clearing agents, exchanges, clearing houses and other financial intermediaries and guarantors, including bond insurers, may default on their obligations to us due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud or other reasons. Such defaults could have an adverse effect on our results of operations and financial condition.

Intense competition could adversely affect our ability to maintain or increase our market share or profitability.

We face intense competition both for the ultimate customers for our products and, in some cases, for distribution through non-affiliated distribution channels. We compete based on a number of factors including brand recognition, reputation, quality of service, investment performance of our products, product features, scope of distribution and distribution arrangements, price, perceived financial strength and claims-paying and credit ratings. A decline in our competitive position as to one or more of these factors could adversely affect our profitability and assets under management. Many of our competitors are large and well capitalized and some have greater market share, breadth of distribution, offer a broader range of products, services or features, assume a greater level of risk, have lower profitability expectations or have higher claims-paying or credit ratings than we do. We could be subject to claims by competitors that our products infringe their patents, which could adversely affect our sales, profitability and financial position. Competition for personnel for our annuities businesses is intense. The loss of personnel could have an adverse effect on our business and profitability.

Changes in U.S. federal income tax law or in the income tax laws of other jurisdictions in which we operate could make some of our products less attractive to consumers and increase our tax costs.

Current U.S. federal income tax laws generally permit certain holders to defer taxation on the build-up of value of annuities and life insurance products until payments are actually made to the policyholder or other beneficiary and to exclude from taxation the death benefit paid under a life insurance contract. Congress from time to time considers legislation that could make our products less attractive to consumers, including legislation that would reduce or eliminate the benefit of this deferral on some annuities and insurance products, as well as other types of changes that could reduce or eliminate the attractiveness of annuities and life insurance products to consumers, such as repeal of the estate tax.

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

Congress, as well as state and local governments, also considers from time to time legislation that could increase the amount of taxes that we pay. If such legislation is adopted, our net income could decline.

For example, the U.S. Treasury Department and the Internal Revenue Service are addressing through new regulations the methodology to be followed in determining the dividends received deduction related to variable life insurance and annuity contracts. The dividends received deduction reduces the amount of dividend income subject to tax and is a significant component of the difference between our effective tax rate and the federal statutory tax rate of 35%. A change in the dividends received deduction, including the possible elimination of this deduction, could reduce our net income.

The products we sell generate different tax characteristics, including taxable income and taxable deductions. Our products are significantly dependent on these characteristics, which are taken into consideration when pricing products and are a component of our capital management strategies. Accordingly, a change in tax law, or other factors impacting the availability of tax attributes generated by our products, could impact product pricing and returns.

Our businesses are heavily regulated and changes in regulation may reduce our profitability.

Our businesses are subject to comprehensive regulation and supervision. The purpose of this regulation is primarily to protect our customers and not necessarily our shareholder. Many of the laws and regulations to which we are subject are regularly re-examined, and existing or future laws and regulations may become more restrictive or otherwise adversely affect our operations.

The Company is subject to the rules and regulations of the SEC relating to public reporting and disclosure, securities trading, accounting and financial reporting, and corporate governance matters. The Sarbanes-Oxley Act of 2002 and rules and regulations adopted in furtherance of that Act have substantially increased the requirements in these and other areas for public companies.

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

For our products, market performance impacts the level of statutory reserves we are required to hold, which impacts capital requirements and may have an adverse effect on returns on capital associated with these products.

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

Legal and regulatory actions are inherent in our businesses and could adversely affect our results of operations or financial position or harm our businesses or reputation.

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

Although we believe we have adequately reserved in all material respects for the costs of our litigation and regulatory matters, we can provide no assurance of this. It is possible that our results of operations or cash flow in particular quarterly or annual periods could materially decline due to an ultimately unfavorable outcome in one or more of these matters. In light of the unpredictability of the Company’s litigation and regulatory matters, it is also possible that in certain cases an ultimate unfavorable resolution of one or more pending litigation or regulatory matters could have a material adverse effect on the Company’s financial position.

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

•

Pandemic disease, caused by a virus such as H5N1 (the “Avian flu” virus), could have a severe adverse effect on the Company’s business. The potential impact of such a pandemic on the Company’s results of operations, and financial position is highly speculative, and would depend on numerous factors, including: the probability of the virus mutating to a form that can be passed from human to human; the rate of contagion if and when that occurs; the regions of the world most affected; the effectiveness of treatment for the infected population; the rates of mortality and morbidity among various segments of the insured versus the uninsured population; the collectibility of reinsurance; the possible macroeconomic effects of a pandemic on the company’s asset portfolio; the effect on lapses and surrenders of existing policies, as well as sales of new policies; and many other variables.

There can be no assurance that our business continuation plans and insurance coverages would be effective in mitigating any negative effects on our operations or profitability in the event of a terrorist attack, other disaster or pandemic.

Our risk management policies and procedures may leave us exposed to unidentified or unanticipated risk, which could adversely affect our business.

Our policies and procedures to monitor and manage risks, may not be fully effective and leave us exposed to unidentified and unanticipated risks. The Company uses models in many aspects of its operations, including but not limited to the estimation of actuarial reserves, the amortization of deferred acquisition costs and the value of business acquired, and the valuation of certain other assets and liabilities. These models rely on assumptions and projections that are inherently uncertain. Management of operational, legal and regulatory risks requires, among other things, policies and procedures to record properly and verify a large number of transactions and events, and these policies and procedures may not be fully effective. Past or future misconduct by our employees or employees of our vendors could result in violations of law by us, regulatory sanctions and/or serious reputational or financial harm and the precautions we take to prevent and detect this activity may not be effective in all cases. A failure of our computer systems or a compromise of their security could also subject us to regulatory sanctions or other claims, harm our reputation, interrupt our operations and adversely affect our business, results of operations or financial condition.

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

Item 2. Properties

The Company occupies office space in Shelton, Connecticut, which is leased from an affiliate, Prudential Annuities Information Services and Technology Corporation, formerly known as American Skandia Information Services and Technology Corporation. The Company entered into a lease for office space in Westminster, Colorado, effective January 1, 2001, and established an additional customer service center at that location. Effective December 31, 2004, the Company closed its customer service center in Colorado. The Company believes that its current facilities are satisfactory for its near term needs.

Item 3. Legal Proceedings

We are subject to legal and regulatory actions in the ordinary course of our businesses, including class action lawsuits. Our pending legal and regulatory actions include proceedings specific to the Company and proceedings generally applicable to business practices in the industry in which we operate. We are subject to class action lawsuits and other litigation alleging, among other things, that we made improper or inadequate disclosures in connection with the sale of annuity products or charged excessive or impermissible fees on these products, recommended unsuitable products to customers, mishandled customer accounts or breached fiduciary duties to customers. We are also subject to litigation arising out of our general business activities, such as our investments and contracts, and could be exposed to claims or litigation concerning certain business or process patents. Regulatory authorities from time to time make inquiries and conduct investigations and examinations relating particularly to us and our products. In addition, we, along with other participants in the business in which we engage, may be subject from time to time to investigations, examinations and inquiries, in some cases industry-wide, concerning issues or matters upon which such regulators have determined to focus. In some of our pending legal and regulatory actions, parties are seeking large and/or indeterminate amounts, including punitive or exemplary damages. The outcome of a litigation or regulatory matter, and the amount or range of potential loss at any particular time, is inherently uncertain. The following is a summary of certain pending proceedings:

The Company has commenced a remediation program to correct errors in the administration of approximately 11,000 annuity contracts issued by the Company. The owners of these contracts did not receive notification that the contracts were approaching or past their designated annuitization date or default annuitization date (both dates referred to as the “contractual annuity date”) and the contracts were not annuitized at their contractual annuity dates. Some of these contracts also were affected by data integrity errors resulting in incorrect contractual annuity dates. The lack of notice and the data integrity errors, as reflected on the annuities administrative system, all occurred before the Acquisition. The remediation and administrative costs of the remediation program are subject to the indemnification provisions of the Acquisition Agreement.

Commencing in 2003, the Company received formal requests for information from the SEC and the New York Attorney General (“NYAG”) relating to market timing in variable annuities by the Company and certain affiliated companies. In connection with these investigations, with the approval of Skandia an offer was made by the Company to the authorities investigating its companies, the SEC and NYAG, to settle these matters by paying restitution and a civil penalty of $95 million in the aggregate. While not assured, the Company believes these discussions are likely to lead to settlements with these authorities by it or its affiliates. Any regulatory settlement involving the Company and certain affiliates would be subject to the indemnification provisions of the Acquisition Agreement pursuant to which Prudential Financial purchased the Company and certain affiliates in May 2003 from Skandia. If achieved, settlement of the matters relating to the Company and certain affiliates also could involve continuing monitoring, changes to and/or supervision of business practices, findings that may adversely affect existing or cause additional litigation, adverse publicity and other adverse impacts to the Company’s businesses.

During the third quarter of 2004, the Company identified a system-generated calculation error in its annuity contract administration system that existed prior to the Acquisition. This error related to the calculation of amounts due to customers for certain transactions subject to a market value adjustment upon the surrender or transfer of monies out of their annuity contract’s fixed allocation options. The error resulted in an underpayment to policyholders, as well as additional anticipated costs to the Company associated with remediation, breakage and other costs. The Company’s consultants have developed the systems functionality to compute remediation amounts and are in the process of running the computations on affected contracts. The Company contacted state insurance regulators and commenced Phase I of its outreach to customers on November 12, 2007. The Company has advised Skandia that a portion of the remediation and related administrative costs are subject to the indemnification provisions of the Acquisition Agreement.

From January 2006 to May 2007, thirty complaints were filed in 17th Judicial Circuit Court, Broward County, Florida alleging misrepresentations in the sale of annuities against the Company and in certain of the cases the two brokers who sold the annuities. The complaints allege that the brokers represented that any losses in the annuities would be insured or paid by a state guaranty fund and purport to state claims of breach of fiduciary duty, negligence, fraud, fraudulent inducement, negligent misrepresentation and seek damages in unspecified amounts but in excess of $15,000 per case. The matter is subject to the indemnification provisions of the Acquisition Agreement.

The Company’s litigation and regulatory matters are subject to many uncertainties, and given their complexity and scope, the outcomes cannot be predicted. It is possible that the results of operations or the cash flow of the Company in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation and regulatory matters depending, in part, upon the results of operations or cash flow for such period. In light of the unpredictability of the Company’s litigation and regulatory matters, it is also possible that in certain cases an ultimate unfavorable resolution of one or more pending litigation or regulatory matters could have a material adverse effect on our financial position. Management believes, however, that, based on information currently known to it, the ultimate outcome of all pending litigation and regulatory matters, after consideration of applicable reserves and rights to indemnification, is not likely to have a material adverse effect on our financial position.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company is a wholly owned subsidiary of PAI. There is no public market for the Company’s common stock.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following analysis of the Company’s financial condition and results of operations in conjunction with the Forward-Looking Statements included below the Table of Contents, “Risk Factors”, and the Financial Statements included in this Annual Report on Form 10-K.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Prudential Annuities Life Assurance Corporation (“PALAC”), formerly known as American Skandia Life Assurance Corporation as of December 31, 2007, compared with December 31, 2006, and its results of operations for the years ended December 31, 2007 and 2006.

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

The Company’s profitability depends principally on its ability to price and manage risk on insurance products, to attract and retain customer assets, and to manage expenses. Specific drivers of our profitability include:

•	our ability to manufacture and distribute products and services and to introduce new products gaining market acceptance on a timely basis;

•	our ability to price our products at a level that enables us to earn a margin over the cost of providing benefits and the expense of acquiring customers and administering those products;

•	our mortality and morbidity experience on annuity products;

•	our persistency experience, which affects our ability to recover the cost of acquiring new business over the lives of the contracts;

•	our cost of administering insurance contracts and providing asset management products and services;

•	our returns on invested assets, net of the amounts we credit to policyholders’ accounts;

•	our amount of assets under management and changes in their fair value, which affect the amount of asset management fees we receive;

•	our ability to generate favorable investment results through asset liability management and strategic and tactical asset allocation;

•	our ability to maintain our financial strength ratings; and

•	our ability to manage risk and exposures.

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

Valuation of investments

As prescribed by GAAP, we present our investments classified as available for sale, including fixed maturity and equity securities, and our investments classified as trading, at fair value in the statements of financial position. The fair values for our public fixed maturity securities and our public equity securities are based on quoted market prices or estimates from independent pricing services. However, for our investments in private securities such as private placement fixed maturity securities, which comprise 7% of our investments as of December 31, 2007, this information is not available. For these private investments, fair value is determined typically by using a discounted cash flow model, which relies upon the average of spread surveys collected from private market intermediaries who are active in both primary and secondary transactions and takes into account, among other things, the credit quality of the issuer and the reduced liquidity associated with private placements. Historically, changes in estimated future cash flows or the assessment of an issuer’s credit quality have been the more significant factors in determining fair values. In determining the fair value of certain securities, the discounted cash flow model may also use unobservable inputs, which reflect our own assumptions about the inputs market participants would use in pricing the asset.

For fixed maturities classified as available for sale, the impact of changes in fair value is recorded as an unrealized gain or loss in “Accumulated other comprehensive income /(loss),” a separate component of equity. Adjustments to the costs of fixed maturities of other-than-temporary impairments are included in “Realized investment gains/(losses), net.” In evaluating whether a decline in value is other-than-temporary, we consider: the extent (generally if greater than 20%) and duration (generally if greater than six months) of the decline; the reasons for the decline in value (credit event interest related or market fluctuation); our ability and intent to hold the investment for a period of time to allow for a recovery of value; and the financial condition and near-term prospects of the issuer. When it is determined that a decline in value is other than temporary, the carrying value of the security is reduced to its fair value, with a corresponding charge to earnings. In addition, for its impairment review of asset-backed fixed maturity securities with a credit rating below AA, the Company forecasts the prospective future cash flows of the security and determines if the present value of those cash flows, discounted using the effective yield of the most recent interest accrual rate, has decreased from the previous reporting period. When a decrease from the prior reporting period has occurred and the security’s market value is less than its carrying value, the carrying value of the security is reduced to its fair value, with a corresponding charge to earnings. In both cases, this corresponding charge is referred to as impairment and is reflected in “Realized investment gains/(losses), net” in the statements of operations. The new cost basis of an impaired security is not adjusted for subsequent increases in estimated fair value. In periods subsequent to the recognition of an other-than-temporary impairment, the impaired security is accounted for as if it had been purchased on the measurement date of the impairment. Accordingly, the discount (or reduced premium) based on the new cost basis is accreted into net investment income in future periods based upon the amount and timing of expected future cash flows of the security, if the recoverable value of the investment based upon those cash flows is greater than the carrying value of the investment after the impairment. The level of impairment losses can be expected to increase when economic conditions worsen and decrease when economic conditions improve.

Equity securities held in support of a deferred compensation plan are designated as trading. Such investments are carried at fair value with changes in unrealized gains and losses reported in the Statements of Operations and Comprehensive Income, as a component of “Other income.”

Deferred policy acquisition costs

We capitalize costs that vary with and are related primarily to the acquisition of new and renewal annuity contracts. These costs include primarily commissions, costs of policy issuance and other variable expenses. We amortize these deferred policy acquisition costs, or DAC, over the expected lives of the contracts, based on the level and timing of gross profits. As of December 31, 2007 and 2006, DAC was $1,042.8 million and $766.3 million, respectively.

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

The future rate of return assumptions used in evaluating DAC are derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider actual returns over a period of time and adjust future projected returns so that the assets grow at the expected rate of return for the entire period. If the projected future rate of return is greater than our maximum future rate of return, we use our maximum future rate of return. As part of our approach for variable annuity contracts, we develop a range of total estimated gross profits each period using statistically generated rates of return that take into consideration the latest actual rates of return experienced to date. If the previously determined total estimated gross profits are greater than or less than the current period’s range, we adjust our future rate of return assumptions accordingly, to reflect the result of the reversion to the mean approach. Our expected rate of return across all asset types is 8.35% per annum, which reflects, among other assumptions, an expected rate of return of 9.5% per annum for equity type assets. The future equity rate of return used varies by product, but was under 9.5% per annum for our evaluation of deferred policy acquisition costs as of December 31, 2007.

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

December 31, 2007
Increase/(Reduction) in DAC
(in millions)
Increase in projected rate of return by 100 basis points	$9.9
Decrease in projected rate of return by 100 basis points	$(9.8)

In addition to DAC, we also recognize assets for deferred sales inducements and valuation of business acquired (“VOBA”). The deferred sales inducements are amortized over the anticipated life of the policy using the same methodology and assumptions used to amortize deferred policy acquisition costs. For additional information about our deferred sales inducements, see Note 6 to the Financial Statements. VOBA represents the present value of future profits embedded in acquired businesses, and is determined by estimating the net present value of future cash flows from the contracts in force at the date of acquisition. VOBA is amortized over the effective life of the acquired contracts. For additional information about VOBA including its bases for amortization, see Note 5 of the financial statements.

Future fees payable to PAI

In a series of transactions with PAI, the Company sold certain rights to receive a portion of future fees and contract charges expected to be realized on designated blocks of deferred annuity contracts.

The proceeds from the sales have been recorded as a liability and are being amortized over the remaining surrender charge period of the designated contracts using the interest method. The Company did not sell the right to receive future fees and charges after the expiration of the surrender charge period.

Under the terms of the securitization purchase agreements, the rights sold provide for PAI to receive a percentage (60%, 80% or 100% depending on the underlying commission option) of future mortality and expense charges and contingent deferred sales charges, after reinsurance, expected to be realized over the remaining surrender charge period of the designated contracts (generally 6 to 8 years). As a result of purchase accounting, the liability was reduced to reflect the discounted estimated future payments to be made and has been subsequently reduced by amortization according to a revised schedule. If actual mortality and expense charges and contingent deferred sales charges are less than those projected in the original amortization schedules, calculated on a transaction by transaction basis, PAI has no recourse against the Company.

Taxes on Income

Our effective tax rate is based on income, non-taxable and non-deductible items, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate. Inherent in determining our annual tax rate are judgments regarding business plans, planning opportunities and expectations about future outcomes.

Tax regulations require items to be included in the tax return at different times from the items reflected in the financial statements. As a result, the effective tax rate reflected in the financial statements is different than the actual rate applied on the tax return. Some of these differences are permanent such as expenses that are not deductible in our tax return, and some differences are temporary, reversing over time, such as valuation of insurance reserves. Temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in future years for which we have already recorded the tax benefit in our income statement. Deferred tax liabilities generally represent tax expense recognized in our financial statements for which payment has been deferred, or expenditures for which we have already taken a deduction in our tax return but have not yet recognized in our financial statements. The application of U.S. GAAP requires us to evaluate the recoverability of our deferred tax assets and establish a valuation allowance if necessary to reduce our deferred tax asset to an amount that is more likely than not to be realized. Realization of certain deferred tax assets is dependent upon generating sufficient taxable income in the appropriate jurisdiction prior to the expiration of the carry-forward periods. Although realization is not assured, management believes it is more likely than not the deferred tax assets, net of valuation allowances, will be realized.

Our accounting represents management’s best estimate of future events that can be appropriately reflected in the accounting estimates. Certain changes or future events, such as changes in tax legislation, geographic mix of earnings and completion of tax audits could have an impact on our estimates and effective tax rate. For example, the dividends received deduction reduces the amount of dividend income subject to tax and is a significant component of the difference between our effective tax rate and the federal statutory tax rate of 35%. The U.S. Treasury Department and the Internal Revenue Service, or Service, are addressing through new regulations the methodology to be followed in determining the dividends received deduction related to variable life insurance and annuity contracts. A change in the dividends received deduction, including the possible elimination of this deduction, could increase our effective tax rate and reduce our income.

An increase or decrease in our effective tax rate by one percent of income from continuing operations before income taxes and equity in earnings of operating joint ventures, would have resulted in a decline or increase in income from continuing operations before cumulative effect of accounting change in 2007 of $3 million.

Our liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by the Internal Revenue Service (the Service) or other taxing jurisdictions. Audit periods remain open for review until the statute of limitations has passed. Generally, for tax years which produce net operating losses, capital losses or tax credit carryforwards, or tax attributes, the statute of limitations does not close, to the extent of these tax attributes, until the tax year in which they are fully utilized. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to our liability for income taxes. Any such adjustment could be material to our results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period.

In January 2007, the Service began an examination of tax years 2004 through 2006. For the tax year 2007, we participated in the Service’s new Compliance Assurance Program, or CAP. Under CAP, the Service assigns an examination team to review completed transactions contemporaneously during the 2007 tax year in order to reach agreement with us on how they should be reported in the tax return. If disagreements arise, accelerated resolutions programs are available to resolve the disagreements in a timely manner before the tax return is filed. It is management’s expectation this new program will significantly shorten the time period between our filing of our federal income tax return and the Service’s completion of its examination of the return.

On January 1, 2007, we adopted FIN No. 48, “Accounting for Uncertainty in Income Taxes,” an Interpretation of FASB Statement No. 109. This interpretation prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. FIN No. 48 is a two-step process, the first step being recognition. We determine whether it is more likely than not, based on the technical merits, that the tax position will be sustained upon examination. If a tax position does not meet the more likely than not recognition threshold, the benefit of that position is not recognized in the financial statements.

The second step is measurement. We measure the tax position as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate resolution with a taxing authority that has full knowledge of all relevant information. This measurement considers the amounts and probabilities of the outcomes that could be realized upon ultimate settlement using the facts, circumstances, and information available at the reporting date.

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

Accounting Pronouncements Adopted and Recently Issued Pronouncements

See Note 2 to the Financial Statements for a discussion of recently issued accounting pronouncements.

The Company’s Changes in Financial Position and Results of Operations are described below.

Changes in Financial Position

2007 versus 2006

Assets increased by $6.7 billion, from $38.6 billion at December 31, 2006 to $45.3 billion at December 31, 2007. Separate account assets increased by $5.9 billion, driven by positive net flows and market appreciation during the current year. Deferred policy acquisition costs (“DAC”) and deferred sales inducements also increased by $276.5 million and $199.0 million, from December 31, 2006 to December 31, 2007, respectively, due to increased sales driving higher capitalized costs. Additionally, fixed maturities increased by $161.3 million and short term investments increased by $83.1 million, driven by higher policyholders’ account balances and cash collateral for loaned securities discussed below. Partially offsetting these increases was a decrease in the valuation of business acquired of $34.1 million resulting from amortization.

During the period, total liabilities increased by $6.5 billion, from $37.7 billion at December 31, 2006 to $44.2 billion at December 31, 2007. Separate account liabilities increased by $5.9 billion, driven by positive net flows and market appreciation during the current year. Additionally, borrowings increased by $310.7 million in order to fund the costs associated with new business sales. In addition, policyholders’ account balances increased by $141.8 million, primarily due to transfers of customer account values from the separate account mutual fund options to the market value adjustment options. Cash collateral for loaned securities increased $14.1 million due to higher levels of corporate securities lending. Partially offsetting these increases was a decrease in future fees payable to PAI of $36.4 million during the period due to amortization.

Results of Operations

2007 versus 2006

Net Income

Net income increased by $98.9 million, from $195.7 million for the twelve months ended December 31, 2006 to $294.6 million for the twelve months ended December 31, 2007. Policy charges and fee income increased by $146.1 million and asset management fees increased by $55.9 million, driven by growth in the separate account assets due to positive net flows and market appreciation since December 31, 2006. Additionally, realized investment losses, net, decreased by $7.1 million from $48.0 million for the twelve months ended December 31, 2006 to $40.9 million for the twelve months ended December 31, 2007. Net income also included a $40.6 million benefit in the current year compared to $8.9 million expense in the prior year from a net reduction in amortization of deferred policy acquisition and other costs and a decrease in reserves for the guaranteed minimum death benefit and guaranteed minimum income benefit features of our variable annuity products, due to decreased costs of actual and expected claims and an increased estimate of total gross profits used as a basis for amortizing deferred policy acquisition based on an annual review. These favorable variances were partially offset by an increase of $64.5 million in amortization of DAC and other costs, excluding the current year benefit mentioned above, due to higher actual gross profits. In addition, commissions, net of capitalization, increased by $30.6 million driven by higher asset based commissions due to growth in separate account assets, net investment income decreased by $13.7 million, general and administrative expenses increased by $10.3, million primarily driven by an increase to a customer remediation reserve due to the market value adjustment error, as previously discussed, interest credited to policyholder’s account balances increased $15.0 million driven by amortization of deferred sales inducements due to higher gross profits, and interest expense increased $12.5 million. Further details regarding the components of revenues and expenses are described below.

Revenues

Revenues increased by $183.0 million, from $810.6 million for the twelve months ended December 31, 2006 to $993.6 million for the twelve months ended December 31, 2007. Premiums decreased by $12.3 million, from $40.5 million for the twelve months ended December 31, 2006 to $28.2 million for the twelve months ended December 31, 2007, reflecting a reduction in the volume of settlements in the current year related to the previously discussed annuitization remediation program. The majority of these claims were processed in 2006.

Policy charges and fee income increased by $146.1 million, from $561.3 million for the twelve months ended December 31, 2006 to $707.4 million for the twelve months ended December 31, 2007 due to growth of separate account assets driven by net flows and market appreciation resulting in higher mortality and expense charges of $119.2 million. Optional benefit charges on our living and death benefit features increased $23.0 million, primarily driven by the sales of our Lifetime Five, Spousal Lifetime Five and Highest Daily Lifetime Five benefit features. This increase was primarily offset in realized investment losses, net because these features are reinsured with affiliates. Additionally, policy charges and fee income decreased $6.1 million from the prior year due to the change in realized market value adjustments related to the Company’s fixed, market value adjusted investment option (the “MVA option”).

Net investment income decreased $13.7 million from $88.3 million for the twelve months ended December 31, 2006 to $74.6 million for the twelve months ended December 31, 2007 as a result of a decline in general account assets as these assets moved from general account fixed rate investment options into separate account variable investment options due to the GRO rebalancing element.

Realized investment losses, net, decreased $7.1 million from a loss of $48.0 million for the twelve months ended December 31, 2006 to a loss of $40.9 million for the twelve months ended December 31, 2007. This change was driven by decreased investment losses on our MVA portfolio due to prior year dispositions of fixed maturities in a rising interest rate environment. The decrease in realized investment losses was partially offset by reinsurance of our living benefit features to affiliates, as discussed above.

Asset management fees increased by $55.9 million, from $168.0 million for the twelve months ended December 31, 2006 to $223.9 million for the twelve months ended December 31, 2007 as a result of growth of separate account assets compared to the prior year period, primarily due to increased net inflows and market appreciation. Asset management fees are asset based fees, which are dependent on the value of assets under management.

Benefits and Expenses

Policyholders’ benefits decreased by $34.0 million, from $101.4 million for the twelve months ended December 31, 2006 to $67.4 million for the twelve months ended December 31, 2007. The decrease was driven primarily by a $25.5 million reserve reduction for the guaranteed minimum death benefit feature of our variable annuity products due to decreased costs of actual and expected death claims, as discussed above, from favorable market performance.

Interest credited to policyholders’ account balances increased $15.0 million, from $77.1 million for the twelve months ended December 31, 2006 to $92.1 million for the twelve months ended December 31, 2007, primarily driven by increased amortization of deferred sales inducements of $26.8 million, driven by higher gross profits partially offset by decreased interest credited on the MVA option of $8.7 million as customer account values were transferred from general account fixed rate options to the separate account variable investment options due to favorable market conditions.

General, administrative and other expenses increased by $99.0 million, from $430.2 million for the twelve months ended December 31, 2006 to $529.2 million for the twelve months ended December 31, 2007. The increase was primarily due to an increase in the amortization of DAC and valuation of business acquired of $45.6 million, driven by a higher level of actual gross profits due to increased fee income as previously discussed. In addition, commissions, net of capitalization, increased $30.6 million, driven by higher asset based commissions due to growth in separate account assets, as previously discussed, and interest expense increased by $12.5 million resulting from higher borrowing levels to fund new business. The remaining increase of $10.3 million in general expenses was primarily driven by an increase to a customer remediation reserve, as discussed above, for the market value adjustment error.

Income Taxes

Shown below is our income tax provision for the years ended December 31, 2007, 2006 and 2005, separately reflecting the impact of certain significant items. Also presented below is the income tax provision that would have resulted from application of the statutory 35% federal income tax rate in each of these periods.

	Year ended December 31,
	2007	2006	2005
	(in millions)
Tax provision	$10.4	$6.2	$46.0
Impact of:
Non-taxable investment income	78.4	56.2	22.8
Foreign tax credits	7.4	9.5	4.8
Prior year adjustments	11.1	(0.6)	(0.9)
State and local taxes	(0.2)	(0.3)	(0.5)
Other	(0.4)	(0.3)	(0.6)

Tax provision excluding these items	$106.7	$70.7	$71.6

Tax provision at statutory rate	$106.7	$70.7	$71.6

We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an Interpretation of FASB Statement No. 109 on January 1, 2007. For additional information regarding the adoption of this guidance, see Note 8 of the Financial Statements.

The dividends received deduction reduces the amount of dividend income subject to tax and is a significant component of the difference between our effective tax rate and the federal statutory tax rate of 35%. In August 2007, the Internal Revenue Service, or Service, issued Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the dividends received deduction related to variable life insurance and annuity contracts. In September 2007, the Service released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54 and informed taxpayers that the U.S. Treasury Department and the Service intend to address through new regulations the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the dividends received deduction related to variable life insurance and annuity contracts. These activities had no impact on our 2007 results.

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

With respect to our fixed rate options in our variable annuity products, the Company incurs market risk primarily in the form of interest rate risk. The Company manages this risk through asset/liability management strategies that seek to closely approximate the interest rate sensitivity, but not necessarily the exact cash flow characteristics, of the assets with the estimated interest rate sensitivity of the product liabilities. The Company also mitigates this risk through a MVA provision on the Company’s fixed investment option. This MVA provision limits interest rate risk when a contract holder withdraws funds or transfers funds to variable investment options before the end of the guarantee period. The Company’s overall objective in these strategies is to limit the net change in value of assets and liabilities arising from interest rate movements. While it is more difficult to measure the interest sensitivity of the Company’s insurance liabilities than that of the related assets, to the extent the Company can measure such sensitivities the Company believes that interest rate movements will generate asset value changes that substantially offset changes in the value of the liabilities relating to the underlying products.

For variable annuities, excluding the fixed rate options in these products, the Company’s main exposure is the risk that asset-based fees may decrease as a result of declines in assets under management due to changes in investment prices. We also run the risk that asset management fees calculated by reference to performance could be lower. The risk of decreased asset based and asset management fees could also impact our estimates of total gross profits used as a basis for amortizing deferred policy acquisition and other costs. While a decrease in our estimates of total gross profits would accelerate amortization and decrease net income in a given period, it would not affect our cash flow or liquidity position. For variable annuity products with minimum guaranteed death and living benefits, the Company also faces the risk that declines in the value of underlying investments as a result of changes in investment prices may increase the Company’s net exposure to death and living benefits under these contracts. As part of our risk management strategy, we utilize interest rate and equity based derivatives as well as an automatic rebalancing element to hedge the benefit features of our variable annuity contracts, with the exception of our guaranteed minimum income benefits and guaranteed minimum death benefits, which include risks we have deemed suitable to retain. The Company has transferred some of these living benefit risks through 100% coinsurance agreements with certain of its affiliates, see Note 6 of the Financial Statements.

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

We use duration and convexity analyses to measure price sensitivity to interest rate changes. Duration measures the relative sensitivity of the fair value of a financial instrument to changes in interest rates. Convexity measures the rate of change of duration with respect to changes in interest rates. We seek to manage our interest rate exposure by legal entity by matching the relative sensitivity of asset and liability values to interest rate changes, or controlling “duration mismatch” of assets and liabilities. We have target duration mismatch constraints for each entity. As of December 31, 2007 and 2006, the difference between the pre-tax duration of assets and the target duration of liabilities in our duration managed portfolios was within our constraint limits. We consider risk-based capital implications in our asset/liability management strategies.

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

Market Risk Related to Interest Rate Risk

Fluctuations in interest rates can potentially impact the Company’s profitability and cash flows. At December 31, 2007, 97% of assets held under management by the Company are in non-guaranteed separate accounts for which the Company’s interest rate and equity market exposure is not significant, as the contract holder assumes substantially all of the investment risk. Of the remaining 3% of assets, the interest rate risk from contracts that carry interest rate exposure is managed through an asset/liability matching program which takes into account estimates of the risk variables of the insurance liabilities supported by the assets.

At December 31, 2007, the Company held fixed maturity investments in its general account that are sensitive to changes in interest rates. These securities are held in support of the Company’s fixed immediate annuities, fixed supplementary contracts, the fixed investment option offered in its variable life insurance contracts, and in support of the Company’s target solvency capital.

The Company assesses interest rate sensitivity for its financial assets, financial liabilities and derivatives using hypothetical test scenarios which assume both upward and downward 100 basis point parallel shifts in the yield curve from prevailing interest rates. The following tables set forth the potential loss in fair value from a hypothetical 100 basis point upward shift at December 31, 2007 and 2006, because this scenario results in the greatest net exposure to interest rate risk of the hypothetical scenarios tested at those dates. While the test scenario is for illustrative purposes only and does not reflect management’s expectations regarding future interest rates or the performance of fixed income markets, it is a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These test scenarios do not measure the changes in value that could result from non-parallel shifts in the yield curve, which would be expected to produce different changes in discount rates for different maturities. As a result, the actual loss in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations.

	December 31, 2007
	Fair Value	Hypothetical Fair Value After + 100 Basis Point Parallel Yield Curve Shift	Hypothetical Change in Fair Value
	(in millions)
Financial Assets with Interest Rate Risk:
Financial Assets:
Fixed maturities, available for sale	$1,336	$1,289	$(47)
Commercial loans	39	37	(2)
Policy Loans	13	13	—
Total Estimated Potential Loss			$(49)

	December 31, 2006
	Fair Value	Hypothetical Fair Value After + 100 Basis Point Parallel Yield Curve Shift	Hypothetical Change in Fair Value
	(in millions)
Financial Assets with Interest Rate Risk:
Financial Assets:
Fixed maturities, available for sale	$1,174	$1,129	$(45)
Commercial loans	41	39	(2)
Policy Loans	13	13	—
Total Estimated Potential Loss			$(47)

The tables above do not include approximately $1.4 billion of insurance reserve and deposit liabilities as of December 31, 2007 and $1.1 billion as of December 31, 2006. We believe that the interest rate sensitivities of these insurance liabilities offset, in large measure, the interest rate risk of the financial assets set forth in these tables.

The estimated changes in fair values of the financial assets shown above relate to assets invested in support of the Company’s insurance liabilities, but do not include separate account assets associated with products for which investment risk is borne primarily by the separate account contract holders rather than the Company.

The Company’s deferred annuity products offer a fixed investment option which subjects the Company to interest rate risk. The fixed option guarantees a fixed rate of interest for a period of time selected by the contract holder. Guarantee period options available range from one to ten years. Withdrawal of funds, or transfer of funds to variable investment options, before the end of the guarantee period subjects the contract holder to an MVA, with respect to the Company’s fixed investment options that provide for assessment of an MVA. In the event of rising interest rates, which make the fixed maturity securities underlying the guarantee less valuable, the MVA could be negative. In the event of declining interest rates, which make the fixed maturity securities underlying the guarantee more valuable, the MVA could be positive. The resulting increase or decrease in the value of the fixed option, from calculation of the MVA, should substantially offset the decrease or increase in the market value of the securities underlying the guarantee. However, the Company still takes on the default risk for the underlying securities and the interest rate risk of reinvestment of interest payments.

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

For equity investments within the separate accounts, the investment risk is borne primarily by the separate account contract holder rather than by the Company.

Item 8. Financial Statements and Supplementary Data

Information required with respect to this Item 8 regarding Financial Statements and Supplementary Data is set forth commencing on page F-3 hereof. See Index to Financial Statements elsewhere in this Annual Report.

Item 9. Changes in and Disagreements with Independent Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Annual Report on Internal Control Over Financial Reporting on the effectiveness of internal control over financial reporting as of December 31, 2007 are included in Part II, Item 8 of this Annual Report on Form 10-K.

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of December 31, 2007. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2007, our disclosure controls and procedures were effective. No change in the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) and 15d-15(f) occurred during the year ended December 31, 2007 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 14. Principal Accountant Fees and Services

The Audit Committee of the Board of Directors of Prudential Financial has appointed PricewaterhouseCoopers LLP as the independent auditor of Prudential Financial and certain of its domestic and international subsidiaries, including the Company. The Audit Committee has established a policy requiring its pre-approval of all audit and permissible non-audit services provided by the independent auditor. The specific information called for by this item is hereby incorporated by reference to the section entitled “Item 2 – Ratification of the Appointment of Independent Auditors” in Prudential Financial’s definitive proxy statement for the Annual Meeting of Shareholders to be held on May 13, 2008, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2007.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)

(1) Financial Statements	Financial Statements of the Company are listed in the accompanying “Index to Financial Statements” on page F-1 hereof and are filed as part of this Report.

(2) Financial Statement Schedules	None.*

(3)	Exhibits

2.	None.

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

(iv) Certificate of Amendment changing the name from American Skandia Life Assurance Corporation to Prudential Annuities Life Assurance Corporation, dated June 11, 2007 is filed herewith

(v) By-Laws of Prudential Annuities Life Assurance Corporation, as amended and restated July 24, 2007, are filed herewith.

4.

As of March 14, 2008, 25,000 shares of the registrant’s Common Stock (par value $100) consisting of 100 voting shares and 24,900 non-voting shares, were outstanding. As of such date, Prudential Annuities, Inc. formerly known as American Skandia, Inc., an indirect wholly owned subsidiary of Prudential Financial, Inc., a New Jersey corporation, owned all of the registrant’s Common Stock. In addition to that Common Stock, the registrant has issued market-value adjusted annuities from its general account, which are registered under the Securities Act of 1933. See, e.g., 333-136996.

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

SIGNATURES

Pursuant to the requirements of Section 13, or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Shelton, and state of Connecticut on the 14 th day of March 2008.

PRUDENTIAL ANNUITIES LIFE ASSURANCE CORPORATION
(Registrant)

By:	/s/ Kenneth Y. Tanji
Kenneth Y. Tanji
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 14, 2008.

Name	Title
James J. Avery, Jr. *	Director
James J. Avery, Jr.

Bernard J. Jacob *	Director
Bernard J. Jacob

Helen M. Galt *	Director
Helen M. Galt

Kenneth Y. Tanji *	Chief Financial Officer and Director
Kenneth Y. Tanji

/s/. David R. Odenath, Jr.	Chief Executive Officer, President and Director
David R. Odenath, Jr.

* By:	/s/ Kenneth Y. Tanji
Kenneth Y. Tanji
(Attorney-in-Fact)

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT

PRUDENTIAL ANNUITIES LIFE ASSURANCE CORPORATION

Financial Statements and

Report of Independent Registered Public Accounting Firm

Years Ended December 31, 2007 and 2006

PRUDENTIAL ANNUITIES LIFE ASSURANCE CORPORATION

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Prudential Annuities Life Assurance Corporation (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an assessment of the effectiveness, as of December 31, 2007, of the Company’s internal control over financial reporting, based on the framework established in Internal Control – Integrated Framework Issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment under that framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

Our internal control over financial reporting is a process designed by or under the supervision of our principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm, PricewaterhouseCoopers LLP, regarding the internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

March 14, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of

Prudential Annuities Life Assurance Corporation:

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Prudential Annuities Life Assurance Corporation (an indirect, wholly owned subsidiary of Prudential Financial, Inc.), formerly known as American Skandia Life Assurance Corporation, at December 31, 2007 and December 31, 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2 of the financial statements, the Company changed its method of accounting for uncertainty in income taxes and for deferred acquisition costs in connection with modifications or exchanges of insurance contracts on January 1, 2007.

PricewaterhouseCoopers LLP (signed)

New York, New York

March 14, 2008

Prudential Annuities Life Assurance Corporation

Statements of Financial Position

December 31, 2007 and 2006 (in thousands, except share amounts)

	2007	2006
ASSETS
Fixed maturities available for sale, at fair value (amortized cost, 2007: $1,329,042 2006: $1,161,335 )	$1,335,678	$1,174,353
Trading account assets, at fair value	16,314	18,144
Equity securities available for sale, at fair value (cost, 2007: $12,476 2006: $18,487)	11,599	18,344
Commercial loans	38,503	40,846
Policy loans	12,965	12,638
Short-term investments	143,966	60,872
Other long-term investments	(130)	6,105

Total investments	1,558,895	1,331,302

Cash and cash equivalents	697	664
Deferred policy acquisition costs	1,042,823	766,277
Accrued investment income	13,258	12,456
Reinsurance recoverable	104,083	—
Income taxes receivable	215,689	217,768
Valuation of business acquired	118,566	152,650
Deferred sales inducements	558,821	359,815
Receivables from parent and affiliates	77,693	94,221
Other assets	70,852	17,036
Separate account assets	41,538,366	35,608,409

TOTAL ASSETS	$45,299,743	$38,560,598

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Policyholders’ account balances	$1,135,095	$993,260
Future policy benefits and other policyholder liabilities	228,190	114,854
Payables to parent and affiliates	53,735	45,667
Cash collateral for loaned securities	54,077	39,962
Short-term borrowing	195,280	159,546
Long-term borrowing	680,000	405,000
Future fees payable to Prudential Annuities, Inc. (“PAI”)	12,171	48,531
Other liabilities	254,554	268,497
Separate account liabilities	41,538,366	35,608,409

Total liabilities	$44,151,468	$37,683,726

Commitments and Contingent Liabilities (See Note 11)

Stockholder’s Equity
Common stock, $100 par value; 25,000 shares, authorized, issued and outstanding	$2,500	$2,500
Additional paid-in capital	434,096	334,096
Retained earnings	709,142	534,899
Accumulated other comprehensive income (loss)	2,537	5,377

Total stockholder’s equity	$1,148,275	$876,872

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$45,299,743	$38,560,598

See Notes to Financial Statements

Prudential Annuities Life Assurance Corporation

Statements of Operations and Comprehensive Income

Years ended December 31, 2007, December 31, 2006, and December 31, 2005 (in thousands)

	2007	2006	2005
REVENUES

Premiums	$28,201	$40,511	$23,756
Policy charges and fee income	707,366	561,295	455,675
Net investment income	74,625	88,291	92,881
Realized investment gains/(losses), net	(40,972)	(48,035)	(32,121)
Asset management fees	223,864	167,964	127,401
Other income	524	654	393

Total revenues	993,608	810,680	667,985

BENEFITS AND EXPENSES

Policyholders’ benefits	67,350	101,367	62,973
Interest credited to policyholders’ account balances	92,088	77,137	69,901
General, administrative and other expenses	529,216	430,244	330,645

Total benefits and expenses	688,654	608,748	463,519

Income from operations before income taxes	304,954	201,932	204,466

Income taxes:
Current	—	67	51
Deferred	10,359	6,148	45,991

Income tax expense	10,359	6,215	46,042

NET INCOME	294,595	195,717	158,424

Change in net unrealized investment gains (losses), net of taxes	(2,840)	8,249	(23,562)

COMPREHENSIVE INCOME	$291,755	$203,966	$134,862

See Notes to Financial Statements

Prudential Annuities Life Assurance Corporation

Statements of Stockholder’s Equity

Years ended December 31, 2007, December 31, 2006, and December 31, 2005 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity
Balance, December 31, 2004	$2,500	$484,425	$180,759	$(904)	$20,690	$687,470

Net income	—	—	158,424	—	—	158,424
Stock-based compensation	—	(329)	—	—	—	(329)
Deferred compensation program	—	—	—	904	—	904
Change in net unrealized investment gains (losses), net of taxes	—	—	—	—	(23,562)	(23,562)

Balance, December 31, 2005	$2,500	$484,096	$339,182	$—	$(2,872)	$822,906

Net income	—	—	195,717	—	—	195,717
Distribution from (to) parent	—	(150,000)	—	—	—	(150,000)
Change in net unrealized investment gains (losses), net of taxes	—	—	—	—	8,249	8,249

Balance, December 31, 2006	$2,500	$334,096	$534,899	$—	$5,377	$876,872

Net income	—	—	294,595	—	—	294,595
Cumulative effect of change in accounting principle, net of taxes	—	—	(8,153)	—	—	(8,153)
Distribution from(to) parent	—	100,000	(112,199)	—	—	(12,199)
Change in net unrealized investment gains (losses), net of taxes					(2,840)	(2,840)

Balance, December 31, 2007	$2,500	$434,096	$709,142	$—	$2,537	$1,148,275

See Notes to Financial Statements

Prudential Annuities Life Assurance Corporation

Statements of Cash Flows

Year ended December 31, 2007, Year ended December 31, 2006, and Year ended December 31, 2005

(in thousands)

	2007	2006	2005
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$294,595	$195,717	$158,424
Adjustments to reconcile net income to net cash from operating activities:
Realized investment losses, net	40,972	48,035	32,121
Amortization and depreciation	33,191	40,209	47,974
Cumulative effect of accounting change, net of taxes	—	—	—
Interest credited to policyholders’ account balances	67,650	60,215	60,058
Change in:
Policy reserves	143,716	45,088	18,688
Accrued investment income	(1,081)	4,392	5,474
Trading account assets	1,830	12,633	16,538
Net receivable/payable to affiliates	24,596	(42,150)	24,963
Deferred sales inducements	(202,582)	(132,400)	(74,999)
Deferred policy acquisition costs	(285,758)	(239,470)	(227,619)
Income taxes payable (receivable)	10,251	7,513	28,015
Other, net	(199,031)	(91,066)	(8,487)

Cash Flows From (Used In) Operating Activities	(71,651)	(91,283)	81,150

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Proceeds from the sale/maturity of:
Fixed maturities, available for sale	2,163,531	3,594,021	2,199,373
Equity securities, available for sale	—	—	1,000
Shares in equities, available for sale	5,000	—	—
Commercial loans	2,866	—	—
Policy loans	2,426	1,548	503
Other long-term investments	3,922	5,358	—
Payments for the purchase/origination of:	—	—	—
Fixed maturities, available for sale	(2,313,080)	(3,226,546)	(2,048,890)
Commercial loans	(675)	(34,846)	(6,000)
Policy loans	(2,753)	(2,407)	(1,935)
Other long-term investments	(4,401)	(6,104)	—
Other short-term investments, net	(83,094)	148,819	211,762

Cash Flows From (Used in) Investing Activities	(226,258)	479,843	355,813

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Capital contribution from (to) Parent	100,000	(150,000)	—
Dividend to parent	(112,199)	—	—
Decrease in future fees payable to PAI, net	(36,360)	(64,619)	(87,447)
Cash collateral for loaned securities	14,115	(134,025)	(117,312)
Securities sold under agreement to repurchase	—	(7,147)	(26,226)
Proceeds from the issuance of debt (maturities longer than 90 days)	350,000	300,000	—
Repayments of debt (maturities longer than 90 days)	(75,000)	(30,000)	—
Net increase (decrease) in short-term borrowing	35,734	(49,038)	68,221
Drafts outstanding	(27,853)	38,736	(88,620)
Policyholders’ account balances
Deposits	1,801,795	1,211,772	951,563
Withdrawals	(1,752,290)	(1,507,082)	(1,206,489)

Cash Flows From (Used in) Financing Activities	297,942	(391,403)	(506,310)

Net increase (decrease) in cash and cash equivalents	33	(2,843)	(69,347)
Cash and cash equivalents, beginning of period	664	3,507	72,854

CASH AND CASH EQUIVALENTS, END OF PERIOD	$697	$664	$3,507

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid (received)	$106	$(1,297)	$(2,540)

Interest paid	$28,721	$45,689	$4,783

See Notes to Financial Statements

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

1. BUSINESS

Prudential Annuities Life Assurance Corporation (the “Company”, “we”, or “our”), formerly known as American Skandia Life Assurance Corporation, with its principal offices in Shelton, Connecticut, is an indirect wholly-owned subsidiary of Prudential Financial, Inc. (“Prudential Financial”), a New Jersey corporation. The Company is a wholly-owned subsidiary of Prudential Annuities, Inc., (“PAI”), formerly known as American Skandia, Inc., which in turn is an indirect wholly-owned subsidiary of Prudential Financial. On December 19, 2002, Skandia Insurance Company Ltd. (publ) (“Skandia”), an insurance company organized under the laws of the Kingdom of Sweden, and the ultimate parent company of the Company prior to May 1, 2003, entered into a definitive purchase agreement (the “Acquisition Agreement”) with Prudential Financial whereby Prudential Financial would acquire the Company and certain of its affiliates (the “Acquisition”) and would be authorized to use the American Skandia name through April, 2008. On May 1, 2003, the Acquisition was consummated. Thus, the Company is now an indirect wholly owned subsidiary of Prudential Financial. During 2007, we began the process of changing the Company’s name and names of various legal entities that include the “American Skandia” name, as required by the terms of the Acquisition. The Company’s name was changed effective January 1, 2008.

The Company develops long-term savings and retirement products, which are distributed through its affiliated broker/dealer company, Prudential Annuities Distributors, Incorporated. (“PAD”), formerly known as American Skandia Marketing, Incorporated. The Company currently issues variable deferred and immediate annuities for individuals and groups in the United States of America and its territories.

Prudential Annuities, Inc., (“PAI”), formerly known as American Skandia, Inc. , the direct parent of the Company, intends to make additional capital contributions to the Company, as needed, to enable it to comply with its reserve requirements and fund expenses in connection with its business. The Company has complied with the National Association of Insurance Commissioner’s (“NAIC”) Risk-Based Capital (“RBC”) reporting requirements and has total adjusted capital well above required capital. The Company expects to maintain statutory capital above 300% of Company Action Level Risk Based Capital. Generally, PAI is under no obligation to make such contributions and its assets do not back the benefits payable under the Company’s policyholder contracts. During 2007, PAI made a capital contribution of $100 million to the Company. The Company received no capital contributions during 2006 and 2005.

The Company is engaged in a business that is highly competitive because of the large number of stock and mutual life insurance companies and other entities engaged in marketing insurance products, and individual and group annuities.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company has extensive transactions and relationships with Prudential Financial affiliates, as more fully described in Footnote 12. Due to these relationships, it is possible that the terms of these transactions are not the same as those that would result from transactions among wholly unrelated parties.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, in particular deferred policy acquisition costs (“DAC”), valuation of business acquired (VOBA) and future policy benefits, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

The most significant estimates include those used in determining DAC, VOBA, valuation of investments including derivatives, future policy benefits including guarantees, provision for income taxes, reserves for contingent liabilities and reserves for losses in connection with unresolved legal matters.

Investments

Fixed maturities are comprised of bonds, notes and redeemable preferred stock. Fixed maturities classified as “available for sale” are carried at fair value. The amortized cost of fixed maturities is written down to estimated fair value if a decline in value is considered to be other than temporary. See the discussion below on realized investment gains and losses for a description of the accounting for impairment adjustments. Unrealized gains and losses on fixed maturities “available for sale” are included in “Accumulated other comprehensive (loss) income”, net of income taxes.

Trading account assets, at fair value, represent the equity securities held in support of a deferred compensation plan. Such investments are carried at fair value with changes in unrealized gains and losses reported in the Statements of Operations and Comprehensive Income, as a component of “Other income”.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Commercial loans are carried at unpaid principal balances, net of unamortized premiums or discounts and an allowance for losses. Interest income, as well as prepayment fees and the amortization of related premiums or discounts, is included in “Net investment income.” The allowance for losses includes a loan specific reserve for non-performing loans and a portfolio reserve for probable incurred but not specifically identified losses. Non-performing loans include those loans for which it is probable that amounts due according to the contractual terms of the loan agreement will not all be collected. These loans are measured at the present value of expected future cash flows discounted at the loan’s effective interest rate, or at the fair value of the collateral if the loan is collateral dependent. Interest received on non-performing loans, including loans that were previously modified in a troubled debt restructuring, is either applied against the principal or reported as net investment income, according to management’s judgment as to the collectibility of principal. The Company discontinues accruing interest on non-performing loans after the loans are 90 days delinquent as to principal or interest, or earlier when management has doubts about collectibility. When a loan is deemed as non-performing, any accrued but uncollectible interest is charged to interest income in the period the loan is deemed non-performing. Generally, a loan is restored to accrual status only after all delinquent interest and principal are brought current and, in the case of loans where the payment of interest has been interrupted for a substantial period, a regular payment performance has been established. The portfolio reserve for incurred but not specifically identified losses considers the Company’s past loan loss experience, the current credit composition of the portfolio, historical credit migration, property type diversification, default and loss severity statistics and other relevant factors. The changes in the allowance for loan losses are reported in “Realized investment (losses), net.”

Policy loans are carried at unpaid principal balances.

Short-term investments consist of highly liquid debt instruments with a maturity of greater than three months and less than twelve months when purchased. These investments are carried at amortized cost, which because of their short-term nature, approximates fair value.

Securities loaned transactions are treated as financing arrangements and are recorded at the amount of cash received. The Company obtains collateral in an amount equal to 102% and 105% of the fair value of the domestic and foreign securities, respectively. The Company monitors the market value of the securities loaned on a daily basis with additional collateral obtained as necessary. Substantially all of the Company’s securities loaned transactions are with large brokerage firms. Income and expenses associated with securities loaned transactions used to earn spread income are generally reported as “Net investment income;” however, for securities loaned transactions used for funding purposes the associated rebate is reported as interest expense (included in “General and administrative expenses”).

Other long-term investments consist of the Company’s investments in joint ventures and limited partnerships other than operating joint ventures in which the Company does not exercise control, as well as investments in the Company’s own separate accounts, which are carried at fair value, and investment real estate. Joint venture and partnership interests are generally accounted for using the equity method of accounting, except in instances in which the Company’s partnership interest is so minor (generally less than 3%) that it exercises virtually no influence over operating and financial policies. In such instances, the Company applies the cost method of accounting. The Company’s share of net income from investments in joint ventures and partnerships is generally included in “Net investment income.”

Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices, or the value of securities or commodities. Derivative financial instruments used by the Company include swaps and futures, and may be exchange-traded or contracted in the over-the-counter market. Derivative positions are carried at fair value, generally by obtaining quoted market prices or through the use of valuation models. Values can be affected by changes in interest rates, foreign exchange rates, credit spreads, market volatility and liquidity. Values can also be affected by changes in estimates and assumptions including those related to counterparty behavior used in valuation models.

Derivatives are used to manage the characteristics of the Company’s asset/liability mix, as well as the interest rate and currency characteristics of assets or liabilities. Additionally, derivatives may be used to seek to reduce exposure to interest rate and foreign currency risks associated with assets held or expected to be purchased or sold, and liabilities incurred or expected to be incurred.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Derivatives are recorded as assets, within “Other long-term investments,” or as liabilities, within “Other liabilities,” in the Statement of Financial Position, except for embedded derivatives, which are recorded in the Statement of Financial Position with the associated host contract. The Company nets the fair value of all derivative financial instruments with counterparties for which a master netting arrangement has been executed pursuant to FASB Interpretation (“FIN”) No. 39. As discussed in detail below, all realized and unrealized changes in fair value of derivatives, with the exception of the effective portion of cash flow hedges, are recorded in current earnings. Cash flows from these derivatives are reported in the operating or investing activities section in the Statements of Cash Flows.

The Company designates derivatives as either (1) a hedge of the fair value of a recognized asset or liability or unrecognized firm commitment (“fair value” hedge), (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge), (3) a foreign currency fair value or cash flow hedge (“foreign currency” hedge), (4) a hedge of a net investment in a foreign operation, or (5) a derivative entered into as an economic hedge that does not qualify for hedge accounting. During the years ended December 31, 2007, 2006 and 2005 none of the Company’s derivatives qualified for hedge accounting treatment.

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

Realized investment (losses), net are computed using the specific identification method. Realized investment gains and losses are generated from numerous sources, including the sale of fixed maturity securities, equity securities, investments in joint ventures and limited partnerships and other types of investments, as well as adjustments to the cost basis of investments for other than temporary impairments. Adjustments to the costs of fixed maturities and equity securities for other-than-temporary impairments are also included in “Realized investment (losses) gains, net.” In evaluating whether a decline in value is other than temporary, the Company considers several factors including, but not limited to the following: (1) the extent (generally if greater than 20%) and the duration (generally if greater than six months) of the decline; (2) the reasons for the decline in value (credit event, interest related or market fluctuation); (3) the Company’s ability and intent to hold the investment for a period of time to allow for a recovery of value; and (4) the financial condition of and near-term prospects of the issuer. In addition, for its impairment review of asset-backed fixed maturity securities with a credit rating below AA, the Company forecasts the prospective future cash flows of the security and determines if the present value of those cash flows, discounted using the effective yield of the most recent interest accrual rate, has decreased from the previous reporting period. When a decrease from the prior reporting period has occurred and the security’s market value is less than its carrying value, the carrying value of the security is reduced to its fair value, with a corresponding charge to earnings. The new cost basis of an impaired security is not adjusted for subsequent increases in estimated fair value. In periods subsequent to the recognition of an other-than-temporary impairment, the impaired security is accounted for as if it had been purchased on the measurement date of the impairment. Accordingly, the discount (or reduced premium) based on the new cost basis is accreted into net investment income in future periods based upon the amount and timing of expected future cash flows of the security, if the recoverable value of the investment based upon those cash flows is greater than the carrying value of the investment after the impairment.

Cash and cash equivalents

Cash and cash equivalents include cash on hand, money market instruments, and other debt issues with a maturity of three months or less when purchased, other than cash equivalents that are included in “Trading account assets, at fair value”.

Valuation of business acquired

As a result of purchase accounting, the Company reports a financial asset representing the valuation of business acquired (“VOBA”). VOBA represents the present value of future profits embedded in acquired insurance and annuity contracts. VOBA is determined by estimating the net present value of future cash flows from the contracts in force at the date of acquisition. Future positive cash flows generally include fees and other charges assessed to the contracts as long as they remain in force as well as fees collected upon surrender, if applicable, while future negative cash flows include costs to administer contracts and

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

benefit payments. The Company amortizes VOBA over the effective life of the acquired contracts. VOBA is amortized in proportion to estimated gross profits arising from the contracts and anticipated future experience, which is evaluated regularly. The effect of changes in estimated gross profits on unamortized VOBA is reflected in “General and administrative expenses” in the period such estimates of expected future profits are revised.

Deferred policy acquisition costs

Costs that vary with and that are related primarily to the production of new insurance and annuity business are deferred to the extent such costs are deemed recoverable from future profits. Such costs include commissions, costs of policy issuance and underwriting, and variable expenses. DAC is subject to recoverability testing at the end of each accounting period. DAC, for applicable products, is adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in “Accumulated other comprehensive income (loss).” DAC amortization is reflected in “General and administrative expenses.”

Deferred acquisition costs are amortized over the expected life of the contracts (approximately 25 years) in proportion to estimated gross profits arising principally from investment results, mortality and expense margins, and surrender charges based on historical and anticipated future experience, which is updated periodically. The effect of changes to estimated gross profits on unamortized deferred acquisition costs is reflected in “General and administrative expenses” in the period such estimated gross profits are revised. The deferred policy acquisition cost asset was assigned a fair value of zero, net of tax, as part of purchase accounting.

For some products, policyholders can elect to modify product benefits, features, rights or coverages by exchanging a contract for a new contract or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. These transactions are known as internal replacements. For internal replacement transactions, except those that involve the addition of a nonintegrated contract feature that does not change the existing base contract, the unamortized DAC is immediately charged to expense if the terms of the new policies are not substantially similar to those of the former policies. If the new terms are substantially similar to those of the earlier policies, the DAC is retained with respect to the new policies and amortized over the expected life of the new policies. The Company adopted Statement of Position (“SOP”) 05-1 “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts” on January 1, 2007. SOP 05-1 provided more definitive guidance regarding internal replacements and clarification on what constitutes substantial changes to a contract. See “New Accounting Pronouncements” for additional information.

Reinsurance recoverables

Reinsurance recoverables include corresponding payables and receivables associated with reinsurance arrangements with affiliates. For additional information about these arrangements see Note 12 to the Financial Statements.

Separate account assets and liabilities

Separate account assets are reported at fair value and represent segregated funds, which are invested for certain policyholders and other customers. “Separate account assets” are predominantly shares in Advanced Series Trust formerly known as American Skandia Trust co-managed by AST Investment Services, Incorporated (“ASISI”) formerly known as American Skandia Investment Services, Incorporated and Prudential Investments LLC, which utilizes various fund managers as sub-advisors. The remaining assets are shares in other mutual funds, which are managed by independent investment firms. The contract holder has the option of directing funds to a wide variety of investment options, most of which invest in mutual funds. The investment risk on the variable portion of a contract is borne by the contract holder, except to the extent of any guarantees by the Company, which are not separate account liabilities. The assets of each account are legally segregated and are generally not subject to claims that arise out of any other business of the Company. The investment income and gains or losses for separate accounts accrue to the policyholders and are not included in the Statements of Operations and Comprehensive Income. Mortality, policy administration and surrender charges on the accounts are included in “Policy charges and fee income”. Asset management fees calculated on account assets are included in “Asset management fees”. Separate account liabilities primarily represent the contractholder’s account balance in separate account assets.

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

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Policyholders’ account balances

The Company’s liability for policyholders’ account balances represents the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. This liability is generally equal to the accumulated account deposits, plus interest credited, less policyholder withdrawals and other charges assessed against the account balance. These policyholders’ account balances also include provision for benefits under non-life contingent payout annuities and certain unearned revenues.

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

Insurance revenue and expense recognition

Revenues for variable deferred annuity contracts consist of charges against contract holder account values or separate accounts for mortality and expense risks, administration fees, surrender charges and an annual maintenance fee per contract. Revenues for mortality and expense risk charges and administration fees are recognized as assessed against the contract holder. Surrender charge revenue is recognized when the surrender charge is assessed against the contract holder at the time of surrender.

Benefit reserves for the variable investment options on annuity contracts represent the account value of the contracts and are included in “Separate account liabilities”.

Revenues for variable immediate annuity and supplementary contracts with life contingencies consist of certain charges against contract holder account values including mortality and expense risks and administration fees. These charges and fees are recognized as revenue when assessed against the contract holder. Benefit reserves for variable immediate annuity contracts represent the account value of the contracts and are included in “Separate account liabilities”.

Revenues for fixed immediate annuity and fixed supplementary contracts with and without life contingencies consist of net investment income. In addition, revenues for fixed immediate annuity contracts with life contingencies also consist of single premium payments recognized as annuity considerations when received. Benefit reserves for these contracts are based on applicable actuarial standards with assumed interest rates that vary by issue year. Reserves for contracts without life contingencies are included in “Policyholders’ account balances” while reserves for contracts with life contingencies are included in “future policy benefits and other policyholder liabilities”. Assumed interest rates ranged from 1.25% to 8.25% at December 31, 2007 and 2006.

Revenues for variable life insurance contracts consist of charges against contract holder account values or separate accounts for mortality and expense risk fees, administration fees, cost of insurance fees, taxes and surrender charges. Certain contracts also include charges against premium to pay state premium taxes. All of these charges are recognized as revenue when assessed against the contract holder. Benefit reserves for variable life insurance contracts represent the account value of the contracts and are included in “Separate account liabilities”.

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

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Premiums, benefits and expenses are stated net of reinsurance ceded to other companies. Estimated reinsurance recoverables and the cost of reinsurance are recognized over the life of the reinsured policies using assumptions consistent with those used to account for the underlying policies.

Asset management fees

In accordance with an agreement with ASISI, the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust. In addition, the Company receives fees calculated on contractholder separate account balances invested in funds managed by companies other than ASISI. Asset management fees are recognized as income when earned. These revenues are recorded as “Asset management fees” in the Statements of Operations and Comprehensive Income.

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

Future fees payable to PAI

In a series of transactions with PAI, the Company sold certain rights to receive a portion of future fees and contract charges expected to be realized on designated blocks of deferred annuity contracts. The proceeds from the sales have been recorded as a liability and are being amortized over the remaining surrender charge period of the designated contracts using the interest method.

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

New accounting pronouncements

In November 2007, the staff of the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings.” SAB 109 revises and rescinds portions of SAB 105, “Application of Accounting Principles to Loan Commitments.” Specifically, SAB 109 states that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 109 is effective for all written loan commitments recorded at fair value that are entered into, or substantially modified, in fiscal quarters beginning after December 15, 2007. The Company will adopt SAB 109 effective January 1, 2008 for its loan commitments that are recorded at fair value through earnings. The Company’s adoption of this guidance is not expected to have a material effect on the Company’s financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement provides companies with an option to report selected financial assets and liabilities at fair value, with the associated changes in fair value reflected in the Statements of Operations. The Company will adopt this guidance effective January 1, 2008. The Company’s adoption of this guidance is not anticipated to have a material effect on the Company’s financial position or results of operations.

In April 2007, the FASB issued FSP FIN 39-1, “Amendment of FASB Interpretation No. 39.” FSP FIN 39-1 modifies FIN No. 39, “Offsetting of Amounts Related to Certain Contracts,” and permits companies to offset cash collateral receivables or payables with net derivative positions under certain circumstances. This FSP is effective for fiscal years beginning after November 15, 2007 and is required to be applied retrospectively to financial statements for all periods presented. The Company’s adoption of this guidance is not expected to have a material effect on the Company’s financial position or results of operations.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In September 2006, the staff of the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” The interpretations in SAB 108 express the staff’s views regarding the process of quantifying financial statement misstatements. Specifically, the SEC staff believes that registrants must quantify the impact on current period financial statements of correcting all misstatements, including both those occurring in the current period and the effect of reversing those that have accumulated from prior periods. SAB 108 is effective for fiscal years ending after November 15, 2006. Since the Company’s method for quantifying financial statement misstatements already considers those occurring in the current period and the effect of reversing those that have accumulated from prior periods, the adoption of SAB 108 had no effect to the financial position or results of operations of the Company.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets.” This statement requires that servicing assets or liabilities be initially measured at fair value, with subsequent changes in value reported based on either a fair value or amortized cost approach for each class of servicing assets or liabilities. Under previous guidance, such servicing assets or liabilities were initially measured at historical cost and the amortized cost method was required for subsequent reporting. The Company adopted this guidance effective January 1, 2007, and elected to continue reporting subsequent changes in value using the amortized cost approach. Adoption of this guidance had no material effect on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement does not change which assets and liabilities are required to be recorded at fair value, but the application of this statement could change current practices in determining fair value. The Company will adopt this guidance effective January 1, 2008. The Company adoption of this guidance is not expected to have a material effect on the Company’s financial position or results of operations.

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes,” an Interpretation of FASB Statement No. 109. See Note 8 for details regarding the adoption of this pronouncement.

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

In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” This FSP provides impairment models for determining whether to record impairment losses associated with investments in certain equity and debt securities, primarily by referencing existing accounting guidance. It also requires income to be accrued on a level-yield basis following an impairment of debt securities, where reasonable estimates of the timing and amount of future cash flows can be made. The Company adopted this guidance effective January 1, 2006, and it did not have a material effect on the Company’s financial position or results of operations.

In September 2005, the Accounting Standards Executive Committee (“AcSEC”) of the American Institute of Certified Public Accountants issued SOP 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts.” SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs, including deferred policy acquisition costs, valuation of business acquired and deferred sales inducements, on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract, and was effective for internal replacements occurring in fiscal years beginning after December 15, 2006.

The Company adopted SOP 05-1 effective January 1, 2007. The effect of initially adopting SOP 05-1 was a charge to the opening balance of retained earnings of $14.7 million before tax, $9.5 million net of taxes, which was reported as a “Cumulative effect of a change in accounting principle, net of taxes” in the Statement of Stockholder’s Equity for the twelve months ended December 31, 2007.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Reclassifications

Certain amounts in the prior years have been reclassified to conform to the current year presentation.

3. INVESTMENTS

Fixed Maturities and Equity Securities:

The following tables provide additional information relating to fixed maturities and equity securities (excluding investments classified as trading) as of December 31:

	2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Fixed maturities available for sale
Bonds:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$105,498	$971	$—	$106,469
Obligations of U.S. states, and their political subdivisions	1,910	399	1	2,308
Foreign government bonds	6,043	603	96	6,550
Asset backed securities	131,315	305	7,984	123,636
Commercial mortgage backed securities	242,925	4,852	50	247,727
Residential mortgage-backed securities	192,304	3,144	1	195,447
Public utilities	136,771	1,929	752	137,948
All other corporate bonds	512,276	6,923	3,606	515,593

Total fixed maturities available for sale	$1,329,042	$19,126	$12,490	$1,335,678

Equity securities available for sale	$12,476	$—	$877	$11,599

	2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Fixed maturities available for sale
Bonds:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$20,109	$337	$11	$20,435
Obligations of U.S. states, and their political subdivisions	1,973	419	1	2,391
Foreign government bonds	10,821	836	—	11,657
Asset backed securities	146,752	1,087	265	147,574
Commercial mortgage backed securities	160,048	2,827	29	162,846
Residential mortgage-backed securities	156,327	2,242	143	158,426
Public utilities	114,662	1,656	574	115,744
All other corporate bonds	550,642	8,169	3,531	555,280

Total fixed maturities available for sale	$1,161,334	$17,573	$4,554	$1,174,353

Equity securities available for sale	$18,487	$9	$152	$18,344

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

3. INVESTMENTS (continued)

The amortized cost and fair value of fixed maturities, by contractual maturities at December 31, 2007 is shown below:

	Available for sale
	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$31,542	$31,623
Due after one year through five years	524,949	530,353
Due after five years through ten years	213,077	213,276
Due after ten years	124,245	117,253
Commercial mortgage backed securities	242,925	247,727
Residential mortgage-backed securities	192,304	195,446

Total	$1,329,042	$1,335,678

Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations. Asset-backed, commercial mortgage-backed, and residential mortgage-backed securities are shown separately in the table above, as they are not due at a single maturity date. The following table depicts the sources of fixed maturity proceeds and related

The following table depicts the sources of fixed maturity proceeds and related gross investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

	2007	2006	2005
	(in thousands)
Fixed maturities, available for sale:
Proceeds from sales	$2,131,667	$3,573,598	$2,155,754
Proceeds from maturities/repayments	63,627	20,350	49,472
Gross investment gains from sales, prepayments and maturities	13,325	5,965	5,966
Gross investment losses from sales and maturities	(4,248)	(32,082)	(17,397)

Commercial Loans

The following table provides the breakdown of the gross carrying values of commercial loans by property type as of December 31:

	2007	2006
	(in thousands)
Commercial loans by property type
Office buildings	$5,971	$6,099
Retail stores	3,934	3,918
Apartment complexes	10,912	10,692
Agricultural properties	7,930	8,205
Other	9,924	11,932

Subtotal Commercial Loans	$38,671	$40,846

Allowance for losses on collateralized loans	(168)	$0

Total Commercial Loans	$38,503	$40,846

The following table sets forth the breakdown of our commercial loan portfolio by contractual maturity as of December 31:

2007
(in thousands)
Maturing in 2011	$28,663
Maturing in 2013	5,451
Maturing in 2016	4,557

Total Commercial Loans	$38,671

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

3. INVESTMENTS (continued)

Other Long-Term Investments

The following table provides information relating to other long-term investments as of December 31:

2007
(in thousands)
Joint ventures and limited partnerships	$2,514
Derivatives	(2,644)

Total other long- term investments	$(130)

2006
(in thousands)
Joint ventures and limited partnerships	$6,063
Derivatives	42

Total other long- term investments	$6,105

Investment Income and Investment Gains and Losses

Net investment income arose from the following sources for 2007, 2006, and 2005:

	Year ended December 31, 2007	Year ended December 31, 2006	Year ended December 31, 2005
	(in thousands)
Fixed maturities – available for sale	$67,273	$82,976	$87,920
Equity securities – available for sale	1,226	1,254	752
Policy loans	742	702	627
Short-term investments and cash equivalents	6,345	9,937	10,495
Other	4,124	2,504	2,316

Gross investment income	79,710	97,373	102,110

Less: investment expenses	(5,085)	(9,082)	(9,229)

Net investment income	$74,625	$88,291	$92,881

Realized investment (losses) gains, net including charges for other than temporary reductions in value, for year ended December 31, 2007, year ended December 31, 2006, and year ended December 31, 2005 were from the following sources:

	Year ended December 31, 2007	Year ended December 31, 2006	Year ended December 31, 2005
	(in thousands)
Fixed maturities	$9,078	$(26,155)	$(11,431)
Equity securities – available for sale	(1,010)	(858)	—
Derivatives	(48,872)	(21,022)	(20,690)
Mortgage loans	(168)	—	—

Realized investment gains (losses), net	$(40,972)	$(48,035)	$(32,121)

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

3. INVESTMENTS (continued)

Net Unrealized Investment Gains (Losses)

Net unrealized investment gains (losses) on securities classified as “available for sale” are included in the Statements of Financial Position as a component of “Accumulated other comprehensive (loss) income.” Changes in these amounts include reclassification adjustments to exclude from “Other comprehensive (loss) income,” those items that are included as part of “Net income” for a period that also had been part of “Other comprehensive (loss) income” in earlier periods. The amounts for the years ended December 31, net of tax, are as follows (in thousands):

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs and Valuation of Business Acquired	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
Balance, December 31, 2004	$34,321	$(2,319)	$(11,312)	$20,690
Net investment gains (losses) on investments arising during the period	(51,100)	—	—	(51,100)
Reclassification adjustment for losses (gains) included in net income	11,431	—	—	11,431
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and valuation of business acquired	—	3,221	12,886	16,107

Balance, December 31, 2005	(5,348)	902	1,574	(2,872)
Net investment gains (losses) on investments arising during the period	(8,789)	—	—	(8,789)
Reclassification adjustment for losses (gains) included in net income	27,013	—	—	27,013
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and valuation of business acquired	—	(5,453)	(4,522)	(9,975)

Balance, December 31, 2006	12,876	(4,551)	(2,948)	5,377
Net investment gains (losses) on investments arising during the period	(15,184)			(15,184)
Reclassification adjustment for losses (gains) included in net income	8,068	—	—	8,068
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and valuation of business acquired		2,720	1,556	4,276

Balance, December 31, 2007	$5,760	$(1,831)	$(1,392)	$2,537

The table below presents unrealized gains (losses) on investments by asset class at December 31,

	2007	2006	2005
	(in thousands)
Fixed maturities	$6,637	$13,018	$(5,208)
Equity securities, available for sale	(877)	(142)	(140)

Unrealized gains (losses) on investments	$5,760	$12,876	$(5,348)

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

3. INVESTMENTS (continued)

Duration of Gross Unrealized Loss Positions for Fixed Maturities and Equity Securities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturities and equity securities have been in a continuous unrealized loss position, as of December 31, 2007 and 2006:

	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
2007
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$105,498	$—	$—	$—	$105,498	$—
State, municipalities and political subdivisions	1,858	—	51	1	1,909	1
Foreign government bonds	5,947	96	—	—	5,947	96
Corporate securities	589,861	1,706	54,827	2,653	644,688	4,359
Commercial mortgage-backed securities	241,309	49	1,565	1	242,874	50
Asset backed securities	123,144	7,971	189	12	123,333	7,983
Residential mortgage-backed securities	191,269	—	1,034	1	192,303	1

Total fixed maturities, available for sale	$1,258,886	$9,822	$57,666	$2,668	$1,316,552	$12,490

Total equity securities, available for sale	$11,599	$877	$—	$—	$11,599	$877

	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
2006
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$3,784	$4	$636	$7	$4,420	$11
State, municipalities and political subdivisions	51	1	—	—	51	1
Foreign government bonds	—	—	—	—	—	—
Corporate securities	67,225	971	86,140	3,135	153,365	4,106
Commercial mortgage-backed securities	12,748	29	—	—	12,748	29
Asset backed securities	10,918	13	10,006	252	20,924	265
Residential mortgage-backed securities	—	—	4,112	143	4,112	143

Total fixed maturities, available for sale	$94,726	$1,018	$100,894	$3,537	$195,620	$4,555

Total equity securities, available for sale	$6,437	$3	$11,898	$149	$18,335	$152

As of December 31, 2007, unrealized gains (losses) on fixed maturities and equity securities was comprised of $13.3 million of gross unrealized losses and $19.1 million of gross unrealized gains. Gross unrealized losses includes $2.7 million of gross losses that have been in such a position for twelve months or greater. Writedowns for impairments, which were deemed to be other than temporary were $980 thousand. Based on a review of the above information in conjunction with other factors as outlined in our policy surrounding other than temporary impairments (see Note 2 to the Consolidated Financial Statements), we have concluded that an adjustment for other than temporary impairments for these securities was not warranted at December 31, 2007.

As of December 31, 2006, unrealized gains (losses) on fixed maturities and equity securities was comprised of $4.7 million of gross unrealized losses and $17.6 million of gross unrealized gains. Gross unrealized losses includes $3.5 million of gross losses that

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

3. INVESTMENTS (continued)

have been in such a position for twelve months or greater. Writedowns for impairments, which were deemed to be other than temporary were $896 thousand. Based on a review of the above information in conjunction with other factors as outlined in our policy surrounding other than temporary impairments (see Note 2 to the Consolidated Financial Statements), we have concluded that an adjustment for other than temporary impairments for these securities was not warranted at December 31, 2007.

Securities Pledged and Special Deposits

The Company pledges investment securities it owns to unaffiliated parties through securities sold under agreements to repurchase transactions. At December 31, 2007 and 2006 there were no fixed maturities available for sale pledged to third parties.

Fixed maturities of $4.8 million and $4.8 million at December 31, 2007 and 2006, respectively, were on deposit with governmental authorities or trustees as required by certain insurance laws.

4. DEFERRED POLICY ACQUISITION COSTS

The balances of and changes in DAC as of and for the year ended December 31, 2007, year ended December 31, 2006, and year ended December 31, 2005, are as follows (in thousands):

	2007	2006	2005
Balance, beginning of year	$766,277	$528,899	$300,901
Capitalization of commissions, sales and issue expenses	442,265	343,907	278,823
Amortization	(156,507)	(104,438)	(51,206)
Changes in unrealized investment gains and losses	323	(2,091)	381
Impact of adoption of SOP 05-1	(9,535)	—	—

Balance, end of year	$1,042,823	$766,277	$528,899

5. VALUATION OF BUSINESS ACQUIRED

Details of VOBA and related interest and gross amortization for the year ended December 31, 2007, year ended December 31, 2006, and year ended December 31, 2005 is as follows (in thousands):

	2007	2006	2005
Balance, beginning of period	$152,650	$196,023	$234,167
Amortization(1)	(41,260)	(50,154)	(53,400)
Interest(2)	7,743	10,143	12,416
Change in unrealized gains/losses	2,397	(3,362)	2,840
Impact of adoption of SOP 05-1	(2,964)	—	—

Balance, end of period	$118,566	$152,650	$196,023

(1)	The average expected life of VOBA was approximately 10 years from the date of acquisition.
(2)	The interest accrual rate was 5.78% for the VOBA related to the businesses acquired.

Estimated future net amortization of VOBA as of December 31, 2007 is as follows (in thousands):

2008	$27,883
2009	20,883
2010	15,289
2011	11,483
2012	8,465
2013 and thereafter	34,563

Total	$118,566

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

6. CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS

The Company issues traditional variable annuity contracts through its separate accounts for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contractholder. The Company also issues variable annuity contracts with general and separate account options where the Company contractually guarantees to the contractholder a return of no less than (1) total deposits made to the contract less any partial withdrawals (“return of net deposits”), (2) total deposits made to the contract less any partial withdrawals plus a minimum return (“minimum return”), or (3) the highest contract value on a specified date minus any withdrawals (“contract value”). These guarantees include benefits that are payable in the event of death, annuitization or at specified dates during the accumulation period and withdrawal and income benefits payable during specified periods.

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

The assets supporting the variable portion of both traditional variable annuities and certain variable contracts with guarantees are carried at fair value and reported as “Separate account assets” with an equivalent amount reported as “Separate account liabilities.” Amounts assessed against the contract holders for mortality, administration, and other services are included within revenue in “Policy charges and fee income” and changes in liabilities for minimum guarantees are generally included in “Policyholders’ benefits”. In 2007 there were no gains or losses on transfers of assets from the general account to a separate account.

For those guarantees of benefits that are payable in the event of death, the net amount at risk is generally defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date. For guarantees of benefits that are payable at annuitization or withdrawals, the net amount at risk is generally defined as the present value of the minimum guaranteed annuity payments available to the contract holder determined in accordance with the terms of the contract in excess of the current account balance. For guarantees of accumulation balances, the net amount at risk is generally defined as the guaranteed minimum accumulation balance minus the current account balance. The Company’s contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed may not be mutually exclusive. As of December 31, 2007 and 2006, the Company had the following guarantees associated with its contracts, by product and guarantee type:

	December 31, 2007		December 31, 2006
	In the Event of Death	At Annuitization/ Accumulation (1)	In the Event of Death	At Annuitization/ Accumulation (1)
	(in thousands)
Variable Annuity Contracts
Return of Net Deposits
Account value	$34,423,177	N/A	$29,966,235	N/A
Net amount at risk	$1,196,837	N/A	$1,487,636	N/A
Average attained age of contractholders	60.7 years	N/A	60.4 years	N/A

Anniversary contract value or minimum return
Account value	$7,726,079	$23,836,127	$6,134,514	$16,783,019
Net amount at risk	$486,519	$177,330	$502,628	$3,151
Average attained age of contractholders	62.3 years	59.4 years	62.2 years	58.7 years
Average period remaining until expected annuitization	N/A	4.8 years	N/A	5.6 years

(1)	Includes income and withdrawal benefits described herein

	December 31, 2007		December 31, 2006
	Unadjusted Value	Adjusted Value	Unadjusted Value	Adjusted Value
Market value adjusted annuities
Account value	$950,514	$948,983	$863,803	$871,795

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

6. CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS (continued)

Account balances of variable annuity contracts with guarantees were invested in separate account investment options as follows:

	December 31, 2007	December 31, 2006
	(in thousands)	(in thousands)
Equity funds	$16,584,770	$18,154,855
Bond funds	4,149,175	4,470,488
Balanced funds	16,108,177	8,733,521
Money market funds	1,943,205	1,630,531
Specialty funds	2,384,341	2,247,531

Total	$41,169,668	$35,236,926

In addition to the above mentioned amounts invested in separate account investment options, $979.6 million and $863.8 million of account balances of variable annuity contracts with guarantees, inclusive of contracts with MVA features, were invested in general account investment options as of December 31, 2007 and 2006, respectively.

Liabilities For Guarantee Benefits

The table below summarizes the changes in general account liabilities for guarantees on variable contracts. The liabilities for guaranteed minimum death benefits (“GMDB”) and guaranteed minimum income benefits (“GMIB”) are included in “Future policy benefits” and the related changes in the liabilities are included in “Policyholders’ benefits.” Guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”), and guaranteed minimum income and withdrawal benefits (“GMIWB”) features are considered to be bifurcated embedded derivatives under SFAS No. 133. Changes in the fair value of these derivatives, along with any fees received or payments made relating to the derivative, are recorded in “Realized investment gains (losses), net.” The liabilities for GMAB, GMWB, and GMIWB are included in “Future policy benefits.” The Company maintains a portfolio of derivative investments that serve as an economic hedge of the risks of these products, for which the changes in fair value are also recorded in “Realized investment gains (losses), net.” This portfolio of derivatives investments does not qualify for hedge accounting treatment under U.S. GAAP.

	GMDB	GMWB/ GMAB	GMIWB	GMIB	Totals
	(in thousands)
Balance as of January 1, 2005	26,300	—	—	700	27,000

Incurred guarantee benefits (1)	35,500	2,500	(3,000)	1,700	36,700
Paid guarantee benefits	(35,800)	—	—	—	(35,800)

Balance as of December 31, 2005	26,000	2,500	(3,000)	2,400	27,900

Incurred guarantee benefits (1)	49,510	(3,640)	(28,962)	1,948	18,857
Paid guarantee benefits	(31,088)	—	—	—	(31,088)

Balance as of December 31, 2006	44,422	(1,140)	(31,962)	4,348	15,669

Incurred guarantee benefits (1)	28,837	8,053	128,958	(2,025)	163,823
Paid guarantee benefits	(30,411)	—	—	—	(30,411)

Balance as of December 31, 2007	42,848	6,913	96,996	2,323	149,081

(1)

Incurred guarantee benefits include the portion of assessments established as additions to reserve as well as changes in estimates affecting the reserves. Also includes changes in the fair value of features considered to be derivatives.

The GMDB liability is determined each period end by estimating the accumulated value of a portion of the total assessments to date less the accumulated value of the death benefits in excess of the account balance. The GMIB liability is determined each period by estimating the accumulated value of a portion of the total assessments to date less the accumulated value of the projected income benefits in excess of the account balance. The portion of assessments used is chosen such that, at issue (or, in the case of acquired contracts, at the acquisition date), the present value of expected death benefits or expected income benefits in excess of the projected account balance and the portion of the present value of total expected assessments over the lifetime of the contracts are equal. The Company regularly evaluates the estimates used and adjusts the GMDB and GMIB liability

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

6. CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS (continued)

balances, with an associated charge or credit to earnings, if actual experience or other evidence suggests that earlier assumptions should be revised.

The GMAB features provide the contractholder with a guaranteed return of initial account value or an enhanced value if applicable. The most significant of the Company’s GMAB features are the guaranteed return option (“GRO”) features, which includes an automatic investment rebalancing element that reduces the Company’s exposure to these guarantees as the rebalancing element moves investments from variable to fixed investment options when markets experience significant or prolonged declines. If the markets subsequently recover, the rebalancing element will move investments from fixed to variable investment options. The GMAB liability is calculated as the present value of future expected payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature.

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

The GMIWB features predominantly present a benefit that provides a contractholder two optional methods to receive guaranteed minimum payments over time, a “withdrawal” option or an “income” option. The withdrawal option guarantees that, upon the election of such benefit, a contract holder can withdraw an amount each year until the cumulative withdrawals reach a total guaranteed balance. The guaranteed remaining balance is generally equal to the protected value under the contract, which is initially established as the greater of: (1) the account value on the date of first withdrawal; (2) cumulative deposits when withdrawals commence, less cumulative withdrawals plus a minimum return; or (3) the highest contract value on a specified date minus any withdrawals. The income option guarantees that a contract holder can, upon the election of this benefit, withdraw a lesser amount each year for the annuitant’s life based on the total guaranteed balance. The withdrawal or income benefit can be elected by the contract holder upon issuance of an appropriate deferred variable annuity contract or at any time following contract issue prior to annuitization. Certain GMIWB features include an automatic investment rebalancing element that reduces the Company’s exposure to these guarantees as the rebalancing element moves investments from variable to fixed investment options when markets experience significant or prolonged declines. If the markets subsequently recover, the rebalancing element will move investments from fixed to variable investment options. The GMIWB liability is calculated as the present value of future expected payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature.

Sales Inducements

The Company defers sales inducements and amortizes them over the life of the policy using the same methodology and assumptions used to amortize deferred policy acquisition costs. These deferred sales inducements are included in “Deferred Sales Inducements” in the Company’s Statements of Financial Position. The Company offers various types of sales inducements. These inducements include: (1) a bonus whereby the policyholder’s initial account balance is increased by an amount equal to a specified percentage of the customer’s initial deposit and (2) additional credits after a certain number of years a contract is held. Changes in deferred sales inducements are as follows:

Sales Inducements
(in thousands)
Beginning Balance as of January 1, 2005	$144,400
Capitalization	99,600
Amortization	(16,600)

Balance as of December 31, 2005	227,400

Capitalization	167,013
Amortization	(34,598)

Balance as of December 31, 2006	359,815

Capitalization	263,992
Amortization	(64,986)

Balance as of December 31, 2007	$558,821

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

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

On its affiliated arrangements, the Company uses automatic coinsurance reinsurance arrangements. These agreements cover all significant risks under features of the policies reinsured. The Company is not relieved of its primary obligation to the policyholder as a result of these reinsurance transactions. These affiliated agreements include the reinsurance of the Company’s GMWB, GMIWB, and GMAB features. These features are considered to be derivatives under SFAS No. 133, and changes in the fair value of the derivative are recognized through “Realized investment gains (losses), net.” Please see Note 12 for further details around the affiliated reinsurance agreements.

The effect of reinsurance for the year ended December 31, 2007, year ended December 31, 2006, and year ended December 31, 2005, was as follows (in thousands):

	Gross	Unaffiliated Ceded	Affiliated Ceded	Net
2007
Policy charges and fee income	$736,064	$(28,698)	$—	$707,366
Realized investment (losses) gains, net	$(94,469)	$—	$53,497	$(40,972)
Policyholders’ benefits	$68,212	$(862)	$—	$67,350
General, administrative and other expenses	$535,947	$(5,560)	$(1,171)	$529,216

2006
Policy charges and fee income	$586,985	$(25,690)	$—	$561,295
Realized investment (losses) gains, net	$31,053	$—	$(79,088)	$(48,035)
Policyholders’ benefits	$101,748	$(381)	$—	$101,367
General, administrative and other expenses	$435,721	$(5,450)	$(27)	$430,244

2005
Policy charges and fee income	$484,645	$(28,970)	$—	$455,675
Realized investment (losses) gains, net	$(8,326)	$—	$(23,795)	$(32,121)
Policyholders’ benefits	$67,244	$(4,271)	$—	$62,973
General, administrative and other expenses	$336,856	$(6,211)	$—	$330,645

The Company’s Statements of Financial Position also included a reinsurance recoverable from Pruco Re of $104.1 million at December 31, 2007.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

8. INCOME TAXES

The components of income tax expense for the year ended December 31, 2007, December 31, 2006, and December 31, 2005 are as follows:

	2007	2006	2005
Current tax expense:
U.S. and foreign	$0	$67	$51

Total	$0	$67	$51

Deferred tax expense:
U.S. and foreign	$10,056	$5,759	$45,202
State and local	303	389	789

Total	$10,359	$6,148	$45,991

Total income tax expense on income from operations	$10,359	$6,215	$46,042
Other comprehensive income (loss)	(1,556)	4,521	(12,884)
Cumulative effect of changes in accounting policy	(6,617)	0	0

Total income tax expense	$2,186	$10,736	$33,158

The income tax expense for the years ended December 31, 2007, December 31, 2006, and December 31, 2005, differs from the amount computed by applying the expected federal income tax rate of 35% to income from operations before income taxes for the following reasons:

	2007	2006	2005
	(in thousands)
Expected federal income tax expense	$106,734	$70,676	$71,563
Non taxable investment income	(78,437)	(56,133)	(22,747)
Tax credits	(7,367)	(9,463)	(4,841)
Prior year adjustments	(11,094)	565	899
State income taxes, net of federal benefit	197	253	513
Other	326	317	655

Total income tax expense	$10,359	$6,215	$46,042

Deferred tax assets and liabilities at December 31, resulted from the items listed in the following table:

	2007	2006
	(in thousands)
Deferred tax assets
Insurance reserves	$318,649	$290,768
Net operating loss carryforwards	188,038	114,662
Tax credit carryforwards	27,823	22,007
Compensation reserves	6,428	8,198
Income taxed in advance	4,777	15,734
Other	10,424	21,045

Deferred tax assets	$556,139	$472,414

Deferred tax liabilities
VOBA and deferred acquisition cost	$340,577	$250,757
Net unrealized gains	2,039	4,558
Other	191	193

Deferred tax liabilities	$342,807	$255,508

Net deferred tax asset	$213,332	$216,906

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

8. INCOME TAXES (continued)

The Company’s federal and state net operating loss carryforwards, totaling approximately $531 million, will expire if not used, between 2019 and 2022. The company’s tax credit carryforwards, totaling approximately $28 million, will expire if not used, between 2014 and 2017.

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

On January 1, 2007, the Company adopted FIN No. 48, “Accounting for Uncertainty in Income Taxes,” an Interpretation of FASB Statement No. 109. This interpretation prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. Adoption of FIN No. 48 resulted in a decrease to the Company’s income tax liability and an increase to retained earnings of $1.4 million as of January 1, 2007.

The Company had no unrecognized tax benefits as of the date of adoption of FIN No. 48 and as of December 31, 2007.

The Company classifies all interest and penalties related to tax uncertainties as income tax expense. In 2007, the Company recognized nothing in the statement of operations and recognized no liabilities in the statement of financial position for tax-related interest and penalties.

The Company’s liability for income taxes does not include a liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by the Internal Revenue Service (the Service) or other taxing jurisdictions. Audit periods remain open for review until the statute of limitations has passed. Generally, for tax years which produce net operating losses, capital losses or tax credit carryforwards (tax attributes), the statute of limitations does not close, to the extent of these tax attributes, until the tax year in which they are fully utilized. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to our liability for income taxes. Any such adjustment could be material to our results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

In August 2007, the Service issued Revenue Ruling 2007-54. Revenue Ruling 2007-54 included among other items, guidance on the methodology to be followed in calculating the dividends received deduction related to variable life insurance and annuity contracts. In September 2007, the Service released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54 and informed taxpayers that the U.S. Treasury Department and the Service intend to address through new regulations the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the dividends received deduction related to variable life insurance and annuity contracts. These activities had no impact on the Company’s 2007 results.

In January 2007, the Service began an examination of tax years 2004 through 2006. For tax year 2007, the Company participated in the Service’s new Compliance Assurance Program (CAP). Under CAP, the Service assigns an examination team to review completed transactions contemporaneously during the 2007 tax year in order to reach agreement with the Company on how they should be reported in the tax return. If disagreements arise, accelerated resolutions programs are available to resolve the disagreements in a timely manner before the tax return is filed It is management’s expectation this new program will significantly shorten the time period between the Company’s filing of its federal income tax return and the Service’s completion of its examination of the return.

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

Statutory net income (loss) of the Company amounted to $106.0 million, $110.2 million, and $(31.4) million, for the years ended December 31, 2007, 2006, and 2005, respectively. Statutory surplus of the Company amounted to $438.3 million and $327.2 million at December 31, 2007 and 2006, respectively.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

9. STATUTORY NET INCOME AND SURPLUS AND DIVIDEND RESTRICTIONS (continued)

Without prior approval of its domiciliary commissioner, dividends to shareholders are limited by the laws of the Company’s state of incorporation, Connecticut. The State of Connecticut restricts dividend payments to the greater of 10% of the prior year’s surplus or net gain from operations from the prior year. Net gain from operations is defined as income after taxes but prior to realized capital gains, as reported on the Summary of Operations. Based on 2007 earnings, there is capacity to pay a dividend of $105.0 million without prior approval in 2008.

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

Fixed maturities and Equity securities

The fair values of public fixed maturity securities are based on quoted market prices or estimates from independent pricing services. However, for investments in private placement fixed maturity securities, this information is not available. For these private investments, the fair value is determined typically by using a discounted cash flow model, which considers current market credit spreads for publicly traded issues with similar terms by companies of comparable credit quality, and an additional spread component for the reduced liquidity associated with private placements. This additional spread component is determined based on surveys of various third party financial institutions. Historically, changes in estimated future cash flows or the assessment of an issuer’s credit quality have been the more significant factors in determining fair values. In determining the fair value of certain fixed maturity securities, the discounted cash flow model may also use unobservable inputs, which reflect the Company’s own assumptions about the inputs market participants would use in pricing the security.

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

The carrying amount approximates or equals fair value for the following instruments: fixed maturities, equity securities, policy loans, trading securities, short-term investments, cash and cash equivalents, separate account assets and liabilities, and long-term and short-term borrowing.

The following table discloses the carrying amounts and estimated fair values of the Company’s financial instruments at December 31:

	2007		2006
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)
Financial assets:
Fixed maturities	$1,335,678	$1,335,678	$1,174,353	$1,174,353
Trading securities	16,314	16,314	18,144	18,144
Equity securities	11,599	11,599	18,344	18,344
Commercial Loans	38,503	39,514	40,846	41,104
Policy loans	12,965	12,965	12,638	12,638
Short-term investments	143,966	143,966	60,872	60,872
Cash and cash equivalents	697	697	664	664
Separate account assets	41,538,366	41,538,366	35,608,409	35,608,409

Financial liabilities:
Short-term borrowing	$195,280	$195,280	$159,546	$159,546
Long-term borrowing	680,000	680,000	405,000	405,000
Separate account liabilities	41,538,366	41,538,366	35,608,409	35,608,409

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

11. CONTINGENT LIABILITIES AND LITIGATION

Contingent Liabilities

On an ongoing basis, our internal supervisory and control functions review the quality of our sales, marketing, administration and servicing, and other customer interface procedures and practices and may recommend modifications or enhancements. From time to time, this review process results in the discovery of administration, servicing or other errors, including errors relating to the timing or amount of payments or contract values due to customers. In certain cases, if appropriate, we may offer customers appropriate remediation and may incur charges, including the costs of such remediation, administrative costs and regulatory fines.

Litigation and Regulatory Matters

The Company is subject to legal and regulatory actions in the ordinary course of our businesses, including class action lawsuits. Our pending legal and regulatory actions include proceedings specific to the Company and proceedings generally applicable to business practices in the industry in which we operate. We are subject to class action lawsuits and other litigation alleging, among other things, that we made improper or inadequate disclosures in connection with the sale of annuity products or charged excessive or impermissible fees on these products, recommended unsuitable products to customers, mishandled customer accounts or breached fiduciary duties to customers. We are also subject to litigation arising out of our general business activities, such as our investments and contracts, and could be exposed to claims or litigation concerning certain business or process patents. Regulatory authorities from time to time make inquiries and conduct investigations and examinations relating particularly to us and our products. In addition, we, along with other participants in the business in which we engage, may be subject from time to time to investigations, examinations and inquiries, in some cases industry-wide, concerning issues or matters upon which such regulators have determined to focus. In some of our pending legal and regulatory actions, parties are seeking large and/or indeterminate amounts, including punitive or exemplary damages. The outcome of a litigation or regulatory matter, and the amount or range of potential loss at any particular time, is inherently uncertain. The following is a summary of certain pending proceedings:

The Company has commenced a remediation program to correct errors in the administration of approximately 11,000 annuity contracts issued by the Company. The owners of these contracts did not receive notification that the contracts were approaching or past their designated annuitization date or default annuitization date (both dates referred to as the “contractual annuity date”) and the contracts were not annuitized at their contractual annuity dates. Some of these contracts also were affected by data integrity errors resulting in incorrect contractual annuity dates. The lack of notice and the data integrity errors, as reflected on the annuities administrative system, all occurred before the Acquisition. The remediation and administrative costs of the remediation program are subject to the indemnification provisions of the Acquisition Agreement.

Commencing in 2003, the Company received formal requests for information from the SEC and the New York Attorney General (“NYAG”) relating to market timing in variable annuities by the Company and certain affiliated companies. In connection with these investigations, with the approval of Skandia an offer was made by the Company to the authorities investigating its companies, the SEC and NYAG, to settle these matters by paying restitution and a civil penalty of $95 million in the aggregate. While not assured, the Company believes these discussions are likely to lead to settlements with these authorities by it or its affiliates. Any regulatory settlement involving the Company and certain affiliates would be subject to the indemnification provisions of the Acquisition Agreement pursuant to which Prudential Financial purchased the Company and certain affiliates in May 2003 from Skandia. If achieved, settlement of the matters relating to the Company and certain affiliates also could involve continuing monitoring, changes to and/or supervision of business practices, findings that may adversely affect existing or cause additional litigation, adverse publicity and other adverse impacts to the Company’s businesses.

During the third quarter of 2004, the Company identified a system-generated calculation error in its annuity contract administration system that existed prior to the Acquisition. This error related to the calculation of amounts due to customers for certain transactions subject to a market value adjustment upon the surrender or transfer of monies out of their annuity contract’s fixed allocation options. The error resulted in an underpayment to policyholders, as well as additional anticipated costs to the Company associated with remediation, breakage and other costs. The Company’s consultants have developed the systems functionality to compute remediation amounts and are in the process of running the computations on affected contracts. The Company contacted state insurance regulators and commenced Phase I of its outreach to customers on November 12, 2007. The Company has advised Skandia that a portion of the remediation and related administrative costs are subject to the indemnification provisions of the Acquisition Agreement.

From January 2006 to May 2007, thirty complaints were filed in 17th Judicial Circuit Court, Broward County, Florida alleging misrepresentations in the sale of annuities against the Company and in certain of the cases the two brokers who sold the annuities. The complaints allege that the brokers represented that any losses in the annuities would be insured or paid by a state guaranty fund and purport to state claims of breach of fiduciary duty, negligence, fraud, fraudulent inducement, negligent misrepresentation and seek damages in unspecified amounts but in excess of $15,000 per case. The matter is subject to the indemnification provisions of the Acquisition Agreement.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

11. CONTINGENT LIABILITIES AND LITIGATION (continued)

The Company’s litigation and regulatory matters are subject to many uncertainties, and given their complexity and scope, the outcomes cannot be predicted. It is possible that the results of operations or the cash flow of the Company in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation and regulatory matters depending, in part, upon the results of operations or cash flow for such period. In light of the unpredictability of the Company’s litigation and regulatory matters, it is also possible that in certain cases an ultimate unfavorable resolution of one or more pending litigation or regulatory matters could have a material adverse effect on our financial position. Management believes, however, that, based on information currently known to it, the ultimate outcome of all pending litigation and regulatory matters, after consideration of applicable reserves and rights to indemnification, is not likely to have a material adverse effect on our financial position.

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

12. RELATED PARTY TRANSACTIONS

In addition to the following related party transactions, the Company has extensive transactions and relationships with PAI and other affiliates. It is possible that the terms of these transactions are not the same as those that would result from transactions among unrelated parties.

Affiliated Asset Management Fee Income

In accordance with an agreement with ASISI, the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust. Income received from ASISI related to this agreement was $178.5 million, $121.9 million, and $82.3 million, for the year ended December 31 2007, year ended December 31, 2006, and year ended December 31, 2005, respectively. These revenues are recorded as “Asset management fees” in the Statements of Operations and Comprehensive Income.

Cost Allocation Agreements with Affiliates

Certain operating costs (including rental of office space, furniture, and equipment) have been charged to the Company at cost by Prudential Annuities Information Services and Technology Corporation (“PAIST”), formerly known as American Skandia Information Services and Technology Corporation, an affiliated company. PALAC signed a written service agreement with PAIST for these services executed and approved by the Connecticut Insurance Department in 1995. This agreement automatically continues in effect from year to year and may be terminated by either party upon 30 days written notice.

Allocated lease expense was $5.3 million, $6.5 million, and $8.6 million, for the year ended December 31, 2007, year ended December 31, 2006, and year ended December 31, 2005, respectively. Allocated sub-lease rental income, recorded as a reduction to lease expense, was $3.9 million, $3.1 million, and $2.5 million, for the year ended December 31, 2007, year ended December 31, 2006, and year ended December 31, 2005, respectively. Assuming that the written service agreement between PALAC and PAIST continues indefinitely, PALAC’s allocated future minimum lease payments and sub-lease receipts per year and in aggregate as of December 31, 2007 are as follows (in thousands):

	Lease	Sub-Lease
2008	$8,603	$3,895
2009	8,565	3,296
2010	8,377	3,126
2011	8,377	3,015
2012	7,377	1,231
2013 and thereafter	11,532	1,069

Total	$52,831	$15,632

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

12. RELATED PARTY TRANSACTIONS (continued)

The Company pays commissions and certain other fees to PAD in consideration for PAD’s marketing and underwriting of the Company’s products, which commissions and fees are paid by PAD to unaffiliated broker-dealers who sell the Company’s products. Commissions and fees paid by the Company to PAD during the year ended December 31, 2007, year ended December 31, 2006, and year ended December 31, 2005 were $498.1 million, $384.4 million, and $312.3 million, respectively.

Reinsurance Agreements

During 2007, the Company amended the reinsurance agreements it entered into in 2005 covering its Lifetime Five benefit (“LT5”). The coinsurance agreement entered into with The Prudential Insurance Company of America (“Prudential Insurance”) in 2005 provided for the 100% reinsurance of its LT5 feature sold on new business prior to May 6, 2005. This agreement was recaptured effective August 1, 2007. Effective July 1, 2005, the Company entered into a coinsurance agreement with Pruco Reinsurance, Ltd. (“Pruco Re”) providing for the 100% reinsurance of its LT5 feature sold on new business after May 5, 2005 as well as for riders issued on or after March 15, 2005 forward on business in-force before March 15, 2005. This agreement was amended effective August 1, 2007 to include the reinsurance of business sold prior to May 6, 2005 that was previously reinsured to Prudential Insurance. Fees ceded under these agreements, included in “Realized investments (losses) gains, net” on the financial statements, were $38.3 million, $20.8 million, and $3.8 million for 2007, 2006, and 2005, respectively.

Effective November 20, 2006, the Company entered into a new coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Highest Daily Lifetime Five benefit (“HDLT5”) feature. Fees ceded on this agreement, included in “Realized investments (losses) gains, net” on the financial statements, were $7.9 million as of December 31, 2007 and $42 thousand as of December 2006.

Effective March 20, 2006, the Company entered into a new coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Spousal Lifetime Five benefit (“SLT5”) feature. Fees ceded on this agreement, included in “Realized investments (losses) gains, net” on the financial statements, were $9.5 million as of December 31, 2007 and $2.0 million as of December 2006.

During 2004, the Company entered into two reinsurance agreements with affiliates as part of our risk management and capital management strategies. We entered into a 100% coinsurance agreement with Prudential Insurance providing for the reinsurance of its guaranteed minimum withdrawal benefit feature (“GMWB”). Fees ceded on this agreement, included in “Realized investments (losses) gains, net” on the financial statements, were $3.5 million, $3.1 million, and $2.4 million for 2007, 2006, and 2005, respectively. The Company also entered into a 100% coinsurance agreement with Pruco Re providing for the reinsurance of its guaranteed return option (“GRO”). In prior years, the Company entered into reinsurance agreements to provide additional capacity for growth in supporting the cash flow strain from the Company’s variable annuity and variable life insurance business. Fees ceded on this agreement, included in “Realized investments (losses) gains, net” on the financial statements, were $23.5 million, $19.1 million, and $16.2 million for 2007, 2006, and 2005, respectively.

Debt Agreements

Short-term and Long-term borrowings

On December 31, 2007 the Company entered into a $350 million loan with Prudential Funding LLC. This loan had an interest rate of 5.47%. The loan was subsequently rolled over on January 11, 2008 as a PFI loan with a new interest rate of 5.26% and new maturity date of January 15, 2013. Accrued interest payable was $53 thousand as of December 31, 2007.

On December 14, 2006, the Company entered into a $300 million loan with Prudential Financial. This loan has an interest rate of 5.18% and matures on December 14, 2011. The total related interest expense to the Company was $15.6 million as of December 31, 2007. Accrued interest payable was $777 thousand as of December 31, 2007 and $734 thousand as of December 31, 2006.

On March 10, 2005, the Company entered into a $30 million loan with Prudential Funding, LLC. This loan has an interest rate of 5.52% and matures on March 11, 2008. The total related interest expense to the Company was $1.8 million for the year ended December 31, 2007 and $1.6 million for the year ended December 31, 2006. Accrued interest payable was and $101 thousand as of December 31, 2007 and $96 thousand as of December 31, 2006.

On March 12, 2004, the Company entered into a $45 million loan with Prudential Funding LLC. This loan had an interest rate of 2.78% and matured on March 10, 2005. The loan was subsequently rolled over with a new interest rate of 5.67% and new maturity date of March 12, 2007. Interest paid related to these borrowings was $503 thousand for the year ended December 31, 2007, $2.4 million for the year ended December 31, 2006, $1.6 million for the year ended December 31, 2005 and $248 thousand for the year ended December 31, 2004. Accrued interest payable was $142 thousand as of December 31, 2006.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

12. RELATED PARTY TRANSACTIONS (continued)

On March 10, 2005, the Company entered into a $30 million loan with Prudential Funding, LLC. This loan had an interest rate of 5.67% and matured on March 12, 2007. The total related interest expense to the Company was $336 thousand for the year ended December 31, 2007 and $1.6 million for the year ended December 31, 2006. Accrued interest payable was $95 thousand as of December 31, 2006.

On May 1, 2004, the Company entered into a $500 million credit facility agreement with Prudential Funding LLC. Effective December 1, 2004, the credit facility agreement was increased to $750 million. Interest paid related to these borrowings was $2.8 million, $8.7 million, $1.7 million, and $678 thousand for the year ended December 31, 2007, December 31, 2006, December 31, 2005, and December 31, 2004, respectively. As of December 31, 2007 and 2006, $195.3 million and $159.5 million, respectively, was outstanding under this credit facility. Accrued interest payable was $824 thousand and $515 thousand as of December 31, 2007 and 2006, respectively.

Future fees payable to PAI

In a series of transactions with PAI, the Company sold certain rights to receive a portion of future fees and contract charges expected to be realized on designated blocks of deferred annuity contracts.

The proceeds from the sales have been recorded as a liability and are being amortized over the remaining surrender charge period of the designated contracts using the interest method. The Company did not sell the right to receive future fees and charges after the expiration of the surrender charge period.

In connection with these sales, PAI through special purpose trusts, issued collateralized notes in private placements, which were secured by the rights to receive future fees and charges purchased from the Company. As part of the Acquisition, the notes issued by PAI were repaid.

Under the terms of the securitization purchase agreements, the rights sold provide for PAI to receive a percentage (60%, 80% or 100% depending on the underlying commission option) of future mortality and expense charges and contingent deferred sales charges, after reinsurance, expected to be realized over the remaining surrender charge period of the designated contracts (generally 6 to 8 years). As a result of purchase accounting, the liability was reduced to reflect the discounted estimated future payments to be made and has been subsequently reduced by amortization according to a revised schedule. If actual mortality and expense charges and contingent deferred sales charges are less than those projected in the original amortization schedules, calculated on a transaction by transaction basis, PAI has no recourse against the Company.

The Company has determined, using assumptions for lapses, mortality, free withdrawals and a long-term fund growth rate of 8% on the Company’s assets under management, that the discounted estimated future payments to PAI would be $14.2 million and $56.2 million as of December 31, 2007 and 2006, respectively.

Payments, representing fees and charges in the aggregate amount, respectively of $46.7 million, $74.8 million, $96.6 million, were made by the Company to PAI during the year ended December 31 2007, year ended December 31, 2006 and year ended December 31, 2005. Related expense of $10.4 million, $10.1 million and $9.2 million, respectively has been included in the Statements of Operations and Comprehensive Income for the year ended December 31, 2007, year ended December 31, 2006, and year ended December 31, 2005.

The Commissioner of the State of Connecticut has approved the transfer of future fees and charges; however, in the event that the Company becomes subject to an order of liquidation or rehabilitation, the Commissioner has the ability to restrict the payments due to PAI, into a restricted account, under the Purchase Agreement subject to certain terms and conditions.

The present values of the transactions that are still active as of 12/31/2007 as of the respective effective date were as follows (dollars in thousands):

Transaction	Closing Date	Effective Date	Contract Issue Period	Discount Rate	Present Value
2000-1	3/22/00	2/1/00	8/1/99 – 1/31/00	7.5%	169,459
2000-2	7/18/00	6/1/00	2/1/00 – 4/30/00	7.25%	92,399
2000-3	1/18/01	12/1/00	5/1/00 – 10/31/00	7.25%	107,138
2000-4	12/28/00	12/1/00	1/1/98 – 10/31/00	7.25%	107,291
2002-1	4/12/02	3/1/02	11/1/00 – 12/31/01	6.0%	101,713

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

12. RELATED PARTY TRANSACTIONS (continued)

Future amortization of future fees payable to PAI as of December 31, 2007, according to a revised amortization schedule, are as follows (in thousands):

Year	Amount
2008	$11,421
2009	750

Total	$12,171

13. LEASES

The Company entered into an eleven-year lease agreement for office space in Westminster, Colorado, effective January 1, 2001. Lease expense for the year ended December 31, 2007, year ended December 31, 2006, and year ended December 31 2005, was $4.0 million, $3.3 million, and $3.0 million, respectively. Sub-lease rental income was $1.0 million, $635 thousand, and $405 thousand for the year ended December 31, 2007, year ended December 31, 2006, and year ended December 31 2005. Future minimum lease payments and sub-lease receipts per year and in aggregate as of December 31, 2007 are as follows (in thousands):

	Lease	Sub-Lease
2008	$3,491	$1,462
2009	3,492	1,210
2010	3,492	1,242
2011	3,201	1,270
2012	0	0
2013 and thereafter	0	0

Total	$13,676	$5,184

14. EMPLOYEE BENEFITS

The Company’s employees are covered by funded non-contributory defined benefit pension plans of Prudential Insurance. Prudential Insurance also has several non-funded non-contributory defined benefit plans covering certain executives. Benefits for transitioned former employees of the Company are based on a notional account balance that takes into consideration age, service and salary during their careers. Prudential Insurance’s funding policy is to contribute annually an amount necessary to satisfy the Internal Revenue Code contribution guidelines, but no contributions have been required in recent years.

The Company has no legal obligation for benefits under these plans.

Substantially all of the Company’s employees may become eligible to receive postretirement benefits under Prudential Insurance plans if they retire after age 55 with at least 10 years of service. These benefits are funded as considered necessary.

Postretirement benefits are accounted for in accordance with SFAS No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans.

The Company’s share of net expense for the pension plans was $3.9 million, $4.3 million and $3.1 million for the twelve months ended December 31, 2007, twelve months ended December 31, 2006, and twelve months ended December 31, 2005, respectively.

Prudential Insurance sponsors voluntary savings plan for the Company’s employees (401(k) plans). The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The expense charged the Company for the matching contribution to the plans was $1.9 million, $1.5 million, and $1.4 million in 2007, 2006, and 2005, respectively.

15. CONTRACT WITHDRAWAL PROVISIONS

Approximately 99% of the Company’s separate account liabilities are subject to discretionary withdrawal by contract holders at market value or with market value adjustment. Separate account assets, which are carried at fair value, are adequate to pay such withdrawals, which are generally subject to surrender charges ranging from 9% to 1% for contracts held less than 10 years.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

16. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The unaudited quarterly results of operations for the years ended December 31, 2007 and 2006 are summarized in the table below:

	Three months ended
	March 31	June 30	September 30	December 31
	(in thousands)
2007
Total revenues	$229,508	$246,402	$247,236	$270,462
Total benefits and expenses	168,875	181,004	148,166	190,609
Income (loss) from operations before income taxes and cumulative effect of accounting change	60,633	65,398	99,070	79,853
Net income (loss)	$52,033	$66,211	$89,735	$86,616

	Three months ended
	March 31	June 30	September 30	December 31
	(in thousands)
2006
Total revenues	$178,823	$191,201	$217,304	$223,352
Total benefits and expenses	136,437	134,426	169,589	168,295
Income (loss) from operations before income taxes and cumulative effect of accounting change	42,386	56,775	47,715	55,057
Net income (loss)	$37,555	$54,551	$41,170	$62,441