Form 10-Q
period 2008-03-31
PRUDENTIAL ANNUITIES LIFE ASSURANCE CORP/CT
filed 2008-05-12
CIK 881453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 12, 2008 25,000 shares of the registrant’s Common Stock (par value $100) consisting of 100 voting shares and 24,900 non-voting shares, were outstanding. As of such date, Prudential Annuities, Inc. formerly known as American Skandia, Inc., an indirect wholly owned subsidiary of Prudential Financial, Inc., a New Jersey corporation, owned all of the registrant’s Common Stock.

Prudential Annuities Life Assurance Corporation meets the conditions set forth in General Instruction (H) (1) (a) and (b) on Form 10-Q and

is therefore filing this Form 10-Q in the reduced disclosure format.

FORWARD LOOKING STATEMENTS

Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, may constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Prudential Annuities Life Assurance Corporation. There can be no assurance that future developments affecting Prudential Annuities Life Assurance Corporation will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial market investments; (2) interest rate fluctuations; (3) reestimates of our reserves for future policy benefits and claims; (4) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates, or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (5) changes in our assumptions related to deferred policy acquisition costs, valuation of business acquired or goodwill; (6) changes in our claims-paying or credit ratings; (7) investment losses and defaults; (8) competition in our product lines and for personnel; (9) changes in tax law; (10) regulatory or legislative changes; (11) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities; (12) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (13) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (14) effects of acquisitions, divestitures and restructurings, including possible difficulties in integrating and realizing the projected results of acquisitions; (15) changes in statutory or U.S. GAAP accounting principles, practices or policies; and (16) changes in assumptions for retirement expense. Prudential Annuities Life Assurance Corporation does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and in this Quarterly Report on Form 10-Q for a discussion of certain risks relating to our business and investments in securities.

PART I-FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Prudential Annuities Life Assurance Corporation

Unaudited Interim Statements of Financial Position

As of March 31, 2008 and December 31, 2007 (in thousands, except share amounts)

	March 31, 2008	December 31, 2007
ASSETS
Fixed maturities available for sale, at fair value (amortized cost – 2008: $4,616,398; 2007: $1,329,042)	$4,624,854	$1,335,678
Trading account assets, at fair value	15,535	16,314
Equity securities available for sale, at fair value (cost – 2008: $12,080; 2007: $12,476)	11,975	11,599
Commercial loans	38,555	38,503
Policy loans	13,287	12,965
Short-term investments	252,021	143,966
Other long-term investments	12,257	(130)

Total investments	$4,968,484	$1,558,895

Cash and cash equivalents	189	697
Deferred policy acquisition costs	1,129,055	1,042,823
Accrued investment income	28,798	13,258
Reinsurance recoverable	289,262	104,083
Income taxes receivable	205,271	215,689
Valuation of business acquired	110,182	118,566
Deferred sales inducements	621,303	558,821
Receivables from parent and affiliates	72,510	77,693
Other assets	53,548	70,852
Separate account assets	36,021,806	41,538,366

TOTAL ASSETS	$43,500,408	$45,299,743

LIABILITIES AND STOCKHOLDER’S EQUITY

LIABILITIES
Policyholders’ account balances	$4,395,252	$1,135,095
Future policy benefits and other policyholder liabilities	420,619	228,190
Payables to parent and affiliates	57,373	53,735
Cash collateral for loaned securities	51,967	54,077
Securities sold under agreements to repurchase	243	—
Short-term borrowing	255,582	195,280
Long-term borrowing	650,000	680,000
Future fees payable to Prudential Annuities, Inc.	7,357	12,171
Other liabilities	412,365	254,554
Separate account liabilities	36,021,806	41,538,366

Total liabilities	$42,272,564	$44,151,468

Commitments and Contingent Liabilities (See Note 3)

STOCKHOLDER’S EQUITY
Common stock, $100 par value; 25,000 shares, authorized, issued and outstanding	2,500	2,500
Additional paid-in capital	434,096	434,096
Retained earnings	785,200	709,142
Accumulated other comprehensive income	6,048	2,537

Total stockholder’s equity	$1,227,844	$1,148,275

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$43,500,408	$45,299,743

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation

Unaudited Interim Statements of Operations and Comprehensive Income

Three Months Ended March 31, 2008 and 2007 (in thousands)

	Three Months Ended
	March 31, 2008	March 31, 2007
REVENUES

Premiums	$7,227	$8,771
Policy charges and fee income	171,424	159,996
Net investment income	45,180	18,594
Realized investment (losses), net	(1,207)	(7,840)
Asset management fees	54,696	49,712
Other income	44	275

Total revenues	277,364	229,508

BENEFITS AND EXPENSES

Policyholders’ benefits	24,430	23,692
Interest credited to policyholders’ account balances	38,515	21,338
General, administrative and other expenses	129,867	123,845

Total benefits and expenses	192,812	168,875

Income from operations before income taxes	84,552	60,633

Income tax expense	8,494	8,600

NET INCOME	76,058	52,033

Change in net unrealized investment gains, net of taxes (1)	3,511	1,868

COMPREHENSIVE INCOME	$79,569	$53,901

(1)	Amounts are net of tax benefits of $(1.9) million and $(1.0) million for the three months ended March 31, 2008 and 2007, respectively.

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation

Unaudited Interim Statement of Stockholder’s Equity

Three Months Ended March 31, 2008 (in thousands)

	Common Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total stockholder’s equity
Balance, December 31, 2007	$2,500	$434,096	$709,142	$2,537	$1,148,275
Net income			76,058		76,058
Other comprehensive income, net of taxes				3,511	3,511

Balance, March 31, 2008	$2,500	$434,096	$785,200	$6,048	$1,227,844

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation

Unaudited Interim Statements of Cash Flows

Three Months Ended March 31, 2008 and 2007 (in thousands)

	Three months ended March 31, 2008	Three months ended March 31, 2007
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$76,058	$52,033
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment losses, net	1,207	7,840
Amortization and depreciation	8,728	10,241
Interest credited to policyholders’ account balances	37,541	14,984
Change in:
Policy reserves	192,430	9,473
Accrued investment income	(15,527)	(573)
Trading account assets	779	635
Net receivable to parent and affiliates	8,822	38,092
Deferred sales inducements	(62,483)	(43,990)
Deferred policy acquisition costs	(83,942)	(65,253)
Income taxes payable	8,494	8,500
Other, net	(189,521)	(28,924)

Cash Flows From (Used in) Operating Activities	$(17,414)	$3,058

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Proceeds from the sale/maturity of:
Fixed maturities, available for sale	1,430,209	205,303
Commercial loans	175	206
Policy loans	248	413
Other long-term investments	409	94
Payments for the purchase/origination of:
Fixed maturities, available for sale	(4,551,274)	(232,605)
Commercial loans	(172)	—
Policy loans	(570)	(483)
Other long-term investments	(10,372)	(916)
Other short-term investments, net	(108,055)	(52,918)

Cash Flows From (Used in) Investing Activities	$(3,239,402)	$(80,906)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Decrease in future fees payable to Prudential Annuities Inc., net	(4,814)	(12,032)
Cash collateral for loaned securities	(2,110)	55,805
Securities sold under agreement to repurchase	243	—
Repayments of debt (maturities longer than 90 days)	(30,000)	(75,000)
Net increase in short-term borrowing	60,303	93,772
Drafts outstanding	8,333	193
Policyholder’s account balances:
Deposits	3,669,291	249,649
Withdrawals	(444,938)	(233,497)

Cash Flows From (Used in) Financing Activities	$3,256,308	$78,890

Net increase in cash and cash equivalents	(508)	1,042
Cash and cash equivalents, beginning of period	697	664

CASH AND CASH EQUIVALENTS, END OF PERIOD	$189	$1,706

Income taxes paid (received)	—	$98

Interest paid (received)	$(3,806)	$5,577

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

1.	BUSINESS

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

The Company develops long-term savings and retirement products, which are distributed through its affiliated broker/dealer company, Prudential Annuities Distributors, Incorporated (“PAD”), formerly known as American Skandia Marketing, which is a wholly owned subsidiary of PAI. The Company currently issues variable and fixed deferred and immediate annuities for individuals and groups in the United States of America and its territories.

The Company is engaged in a business that is highly competitive because of the large number of stock and mutual life insurance companies and other entities engaged in marketing insurance products, and individual and group annuities.

2.	BASIS OF PRESENTATION

The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and on a basis consistent with reporting interim financial information in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”). These interim financial statements are unaudited but reflect all adjustments that, in the opinion of management, are necessary to provide a fair presentation of the results of operations and financial condition of the Company for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for a full year. These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Contingent Liabilities

On an ongoing basis, the Company’s internal supervisory and control functions review the quality of sales, marketing and other customer interface procedures and practices and may recommend modifications or enhancements. From time to time, this review process results in the discovery of product administration, servicing or other errors, including errors relating to the timing or amount of payments or contract values due to customers. In certain cases, if appropriate, the Company may offer customers remediation and may incur charges, including the cost of such remediation, administrative costs and regulatory fines.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

3.	CONTINGENT LIABILITIES AND LITIGATION (continued)

Litigation and Regulatory Matters

The Company is subject to legal and regulatory actions in the ordinary course of its businesses. Pending legal and regulatory actions include proceedings relating to aspects of the Company’s businesses and operations that are specific to it and proceedings that are typical of the businesses in which it operates, including in both cases businesses that have either been divested or placed in wind-down status. Some of these proceedings have been brought on behalf of various alleged classes of complainants. In certain of these matters, the plaintiffs are seeking large and/or indeterminate amounts, including punitive or exemplary damages. The outcome of a litigation or regulatory matter, and the amount or range of potential loss at any particular time, is often inherently uncertain. The following is a summary of certain pending proceedings:

The Company is in the final stage of its remediation program to correct errors in the administration of approximately 11,000 annuity contracts issued by the Company. The owners of these contracts did not receive notification that the contracts were approaching or past their designated annuitization date or default annuitization date (both dates referred to as the “contractual annuity date”) and the contracts were not annuitized at their contractual annuity dates. Some of these contracts also were affected by data integrity errors resulting in incorrect contractual annuity dates. The lack of notice and the data integrity errors, as reflected on the annuities administrative system, all occurred before the Acquisition. The remediation and administrative costs of the remediation program are subject to the indemnification provisions of the Acquisition Agreement.

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

During the third quarter of 2004, the Company identified a system-generated calculation error in its annuity contract administration system that existed prior to the Acquisition. This error related to the calculation of amounts due to customers for certain transactions subject to a market value adjustment upon the surrender or transfer of monies out of their annuity contract’s fixed allocation options. The error resulted in an underpayment to policyholders, as well as additional anticipated costs to the Company associated with remediation, breakage and other costs. The Company’s consultants have developed the systems functionality to compute remediation amounts and are in the process of running the computations on affected contracts. The Company contacted state insurance regulators and commenced Phase I of its outreach to customers on November 12, 2007. Phase II is scheduled to commence sometime in the second quarter of 2008 pending resolution of certain systems issues, and a final phase is expected to rollout after that. The Company has advised Skandia that a portion of the remediation and related administrative costs are subject to the indemnification provisions of the Acquisition Agreement.

From January 2006 to March 2008, thirty-one complaints were filed in 17th Judicial Circuit Court, Broward County, Florida alleging misrepresentations in the sale of annuities against the Company and in certain of the cases the two brokers who sold the annuities. The complaints allege that the brokers represented that any losses in the annuities would be insured or paid by a state guaranty fund and purport to state claims of breach of fiduciary duty, negligence, fraud, fraudulent inducement, negligent misrepresentation and seek damages in unspecified amounts but in excess of $15,000 per case. The matter is subject to the indemnification provisions of the Acquisition Agreement.

Summary

The Company’s litigation and regulatory matters are subject to many uncertainties, and given their complexity and scope, their outcome cannot be predicted. It is possible that results of operations or cash flow of the Company in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation and regulatory matters depending, in part, upon the results of operations or cash flow for such period. Management believes, however, that, based on information currently known to it, the ultimate outcome of all pending litigation and regulatory matters, after consideration of applicable reserves and rights to indemnification, is not likely to have a material adverse effect on the Company’s financial position.

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

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

4.	RELATED PARTY TRANSACTIONS (continued)

The Company is charged for its share of employee benefits expenses. These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Some of these benefits are based on earnings and length of service. Other benefits are based on an account balance, which takes into consideration age, service and earnings during career.

The Company’s share of net expense for the pension plans was $1.4 million and $0.9 million for the three months ended March 31, 2008 and 2007 respectively.

Prudential Insurance sponsors voluntary savings plans for the Company’s employees (“401(k) plans”). The 401(k) plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The expense charged the Company for the matching contribution to the 401(k) plans was $0.7 million and $0.4 million for the three months ended March 31, 2008 and 2007, respectively.

Debt Agreements

Short-term and Long-term borrowings

On January 11, 2008, the Company entered into a $350 million long-term loan with Prudential Financial. The original lender under this loan was Prudential Funding, LLC (“Pru Funding”), with an original issue date of 12/31/07 and was transferred to Prudential Financial on January 11, 2008. This loan has an interest rate of 5.26% and matures on January 15, 2013.

On December 14, 2006, the Company entered into a $300 million loan with Prudential Financial. This loan has an interest rate of 5.18% and matures on December 14, 2011.

On March 10, 2005, the Company entered into a $30 million loan with Pru Funding. This loan had an interest rate of 5.53% and matured on March 11, 2008.

On May 1, 2004, the Company entered into a $500 million credit facility agreement with Pru Funding. Effective December 1, 2004, the credit facility agreement was increased to $750 million. As of March 31, 2008 and 2007, $255.6 million and $253.3 million, respectively, was outstanding under this credit facility.

Reinsurance Agreements

During 2008, the Company entered into three new reinsurance agreements with an affiliate as part of its risk management and capital management strategies. Effective March 17, 2008, the Company entered into a coinsurance agreement with Pruco Reinsurance, Ltd. (“Pruco Re”) providing for the 100% reinsurance of its Highest Daily Lifetime Seven (“HD7”) benefit feature sold on certain of its annuities. Effective March 17, 2008, the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Guaranteed Return Option Plus (“GRO Plus”) benefit feature sold on certain of its annuities. Effective March 17, 2008, the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Highest Daily Guaranteed Return Option (“HD GRO”) benefit feature sold on certain of its annuities.

During 2007, the Company amended the reinsurance agreements it entered into in 2005 covering its Lifetime Five benefit (“LT5”). The coinsurance agreement entered into with Prudential Insurance in 2005 provided for the 100% reinsurance of its LT5 feature sold on new business prior to May 6, 2005. This agreement was recaptured effective August 1, 2007. Effective July 1, 2005, the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its LT5 feature sold on new business after May 5, 2005 as well as for riders issued on or after March 15, 2005 forward on business in-force before March 15, 2005. This agreement was amended effective August 1, 2007 to include the reinsurance of business sold prior to May 6, 2005 that was previously reinsured to Prudential Insurance.

Affiliated Asset Management Fee Income

In accordance with an agreement with AST Investment Services, Inc. formerly known as American Skandia Investment Services, Inc, the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust, formerly known as American Skandia Trust. Income received from AST Investment Services, Inc. related to this agreement was $45.2 million and $38.7 million, for the three months ended March 31, 2008 and 2007, respectively. These revenues are recorded as “Asset management fees” in the Statements of Operations and Comprehensive Income.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

5.	FAIR VALUE

Fair Value Measurement—Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a framework for measuring fair value that includes a hierarchy used to classify the inputs used in measuring fair value. The hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three levels. The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. The levels of the fair value hierarchy are as follows:

Level 1—Fair value is based on unadjusted quoted prices in active markets that are accessible to the Company for identical assets or liabilities. These generally provide the most reliable evidence and are used to measure fair value whenever available. The Company’s Level 1 assets and liabilities primarily include equity securities and derivative contracts that are traded in an active exchange market. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2—Fair value is based on significant inputs, other than Level 1 inputs, that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability through corroboration with observable market data. Level 2 inputs include quoted market prices in active markets for similar assets and liabilities, quoted market prices in markets that are not active for identical or similar assets or liabilities and other observable inputs. The Company’s Level 2 assets and liabilities include: fixed maturities (corporate public and private bonds, most government securities, certain asset-backed and mortgage-backed securities, etc.), certain equity securities, commercial loans, short-term investments and cash equivalents (primarily commercial paper and money market funds), and certain over-the-counter derivatives. Valuations are generally obtained from third party pricing services for identical or comparable assets or liabilities (and validated through backtesting to trade data or confirmation that the pricing service significant inputs are observable) or determined through use of valuation methodologies using observable market inputs.

Level 3—Fair value is based on significant unobservable inputs for the asset or liability. These inputs reflect the Company’s or third party pricing service assumptions about the assumptions market participants would use in pricing the asset or liability. The Company’s Level 3 assets and liabilities primarily include: certain private fixed maturities and equity securities, certain manually priced public equity securities and fixed maturities, (including certain asset-backed securities), certain highly structured over-the-counter derivative contracts, and embedded derivatives resulting from certain products with guaranteed benefits. Valuations are determined using valuation methodologies such as option pricing models, discounted cash flow models and other similar techniques.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis, as of March 31, 2008.

	Level 1	Level 2	Level 3	Netting 2	Total
	(in thousands)
Fixed maturities, available for sale	$—	$4,601,305	$23,549	$—	$4,624,854
Other trading account assets	15,535	—	—	—	15,535
Equity securities, available for sale	10,087	1,888	—	—	11,975
Other long-term investments	(1,404)	11,684	(413)	—	9,867
Short term investments	—	252,021	—	—	252,021
Cash and cash equivalents	—	189	—	—	189
Reinsurance recoverable	—		289,108	—	289,108

Sub-total excluding separate account assets	$24,218	$4,867,087	$312,244	—	$5,203,549

Separate account assets (1)	22,236,829	13,784,977	—	—	36,021,806

Total assets	$22,261,047	$18,652,064	$312,244	$—	$41,225,355

Future policy benefits	—	—	289,108	—	289,108

Total liabilities	$—	$—	$289,108	$—	$289,108

1.	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account assets classified as Level 3 consist primarily of real estate and real estate investment funds. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Statement of Financial Position.
2.	“Netting” amounts represent cash collateral and the impact of offsetting asset and liability positions held with the same counterparty as permitted by FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts and FSP FIN 39-1, Amendment of FASB Interpretation No. 39.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

5.	FAIR VALUE (continued)

The following table provides a summary of the changes in fair value of Level 3 assets and liabilities for the period January 1, 2008 to March 31, 2008, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at March 31, 2008.

	Fixed Maturities, Available For Sale	Other Long-term Investments	Reinsurance Recoverable	Future Policy Benefits
	(in thousands)
Fair value, beginning of period	$9,502	$(56)	$103,909	$(103,909)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	(357)	172,516	(172,516)
Included in other comprehensive income (loss)	(619)	—	—	—
Net investment income	4	—	—	—
Purchases, sales, issuances, and settlements	2,230	—	12,683	(12,683)
Transfers into (out of) level 3	12,432	—	—	—

Fair value, end of period	$23,549	$(413)	$289,108	$(289,108)

Unrealized gains (losses) relating to those level 3 assets that were still held by the Company at the end of the period:
Included in earnings:
Realized investment gains (losses), net	$—	$(357)	$173,487	$(173,487)
Included in other comprehensive income (loss)	$(619)	$—	$—	$—

1.	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Statement of Financial Position.
2.	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

6.	NEW ACCOUNTING POLICIES AND ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Adopted

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement provides companies with an option to report selected financial assets and liabilities at fair value, with the associated changes in fair value reflected in the Statements of Operations. The Company adopted this guidance effective January 1, 2008. The Company’s adoption of this guidance did not have a material effect on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement does not change which assets and liabilities are required to be recorded at fair value, but the application of this statement could change current practices in determining fair value. The Company adopted this guidance effective January 1, 2008. The Company’s adoption of this guidance did not have a material effect on the Company’s financial position or results of operations.

In November 2007, the staff of the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings.” SAB 109 revises and rescinds portions of SAB 105, “Application of Accounting Principles to Loan Commitments.” Specifically, SAB 109 states that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 109 is effective for all written loan commitments recorded at fair value that are entered into, or substantially modified, in fiscal quarters beginning after December 15, 2007. The Company adopted SAB 109

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

6.	NEW ACCOUNTING POLICIES AND ACCOUNTING PRONOUNCEMENTS (continued)

effective January 1, 2008 for its loan commitments that are recorded at fair value through earnings. The Company’s adoption of this guidance did not have a material effect on the Company’s financial position or results of operations.

In April 2007, the FASB issued FASB Staff Position (“FSP”) FIN 39-1, “Amendment of FASB Interpretation No. 39.” FSP FIN 39-1 modifies FIN No. 39, “Offsetting of Amounts Related to Certain Contracts,” and permits companies to offset cash collateral receivables or payables with net derivative positions under certain circumstances. This FSP is effective for fiscal years beginning after November 15, 2007 and is required to be applied retrospectively to financial statements for all periods presented. The Company’s adoption of this guidance effective January 1, 2008 did not have a material effect on the Company’s financial position or results of operations.

In January 2008, the FASB issued Statement No. 133 Implementation Issue No. E23, “Hedging—General: Issues Involving the Application of the Shortcut Method under Paragraph 68.” Implementation Issue No. E23 amends Statement No. 133, paragraph 68 with respect to the conditions that must be met in order to apply the shortcut method for assessing hedge effectiveness. This implementation guidance was effective for hedging relationships designated on or after January 1, 2008. The Company’s adoption of this guidance effective January 1, 2008 did not have a material effect on the Company’s consolidated financial position or results of operations.

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” an amendment of FASB Statement No. 133. This statement amends and expands the disclosure requirements for derivative instruments and hedging activities by requiring companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently assessing the impact of SFAS No. 161 on the notes to the financial statements.

In February 2008, the FASB issued FSP FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions”. The FSP provides recognition and derecognition guidance for a repurchase financing transaction, which is a repurchase agreement that relates to a previously transferred financial asset between the same counterparties, that is entered into contemporaneously with or in contemplation of, the initial transfer. The FSP is effective for fiscal years beginning after November 15, 2008. The FSP is to be applied prospectively to new transactions entered into after the adoption date. The Company will adopt this guidance effective January 1, 2009. The Company is currently assessing the impact of this FSP on the Company’s financial position and results of operations.

In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” This FSP applies to nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP FAS 157-2 delays the effective date of SFAS No. 157 for these items to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Prudential Annuities Life Assurance Corporation meets the conditions set forth in General Instruction H(1)(a) and (b) on Form 10-Q and is therefore filing this form with the reduced disclosure format.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Prudential Annuities Life Assurance Corporation (“PALAC” or the “Company”), formerly known as American Skandia Life Assurance Corporation, as of March 31, 2008 compared with December 31, 2007 and its results of operations for the three month periods ended March 31, 2008 and 2007. You should read the following analysis of our financial condition and results of operations in conjunction with the “Risk Factors” section, the MD&A and the audited Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as well as the “Risk Factors” section, the statements under “Forward Looking Statements”, and the Interim Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Marketing and Distribution

The Company sells its annuity products through multiple distribution channels, including (1) independent broker-dealer firms and financial planners; (2) broker-dealers that are members of the New York Stock Exchange, including “wirehouse” and regional broker-dealer firms; and (3) broker-dealers affiliated with banks or that specialize in marketing to customers of banks. Although the Company is active in each of those distribution channels, the majority of the Company’s sales have come from the independent broker-dealer firms and financial planners. The Company has selling agreements with approximately nine hundred broker-dealer firms and financial institutions. On June 1, 2006, Prudential Insurance an affiliate of the Company, acquired the variable annuity business of The Allstate Corporation (“Allstate”), which included access to the Allstate affiliated broker-dealer. The Company began distributing variable annuities through the Allstate affiliated broker-dealer registered representatives in the third quarter of 2006.

Although many of the Company’s competitors have acquired or are seeking to acquire their distribution channels as a means of securing sales, the Company typically does not follow that model. Instead, the Company believes that its success is dependent on its ability to enhance its relationships with both the selling firms and their registered representatives. In cooperation with its affiliated broker-dealer, Prudential Annuities Distributors Incorporated, (“PAD”), formerly known as American Skandia Marketing, Incorporated, the Company uses wholesalers to provide support to its distribution channels.

The Company’s Changes in Financial Position and Results of Operations are described below.

Significant Accounting Policies

For information on the Company’s significant accounting policies, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Changes in Financial Position

2008 versus 2007

Assets decreased by $1.8 billion, from $45.3 billion at December 31, 2007 to $43.5 billion at March 31, 2008. Separate account assets decreased by $5.5 billion, driven by market depreciation during the current year. Partially offsetting this decrease were increases in fixed maturities of $3.3 billion and short term investments of $108 million, driven by higher general account balances due to the automatic rebalancing element in certain of our living benefit riders. Additionally, deferred policy acquisition costs (“DAC”) and deferred sales inducements also increased by $86.2 million and $62.5 million, respectively, from December 31, 2007 to March 31, 2008, due to increased sales driving higher capitalized costs.

During the period, total liabilities decreased by $1.9 billion, from $44.2 billion at December 31, 2007 to $42.3 billion at March 31, 2008. Separate account liabilities decreased by $5.5 billion, driven by market depreciation during the current year. Partially offsetting this decrease was an increase in policyholders’ account balances of $3.3 billion, primarily due to transfers of customer account values from the separate account variable investment options into the general account fixed rate investment options due to the automatic rebalancing element in certain of our living benefit riders.

Results of Operations

2008 versus 2007

Net Income

Net income increased by $24.1 million, from $52.0 million for the three months ended March 31, 2007 to $76.1 million for the three months ended March 31, 2008. Net investment income increased $26.6 million from $18.6 million for the three months ended March 31, 2007 to $45.2 million for the three months ended March 31, 2008 as a result of higher general account assets as these assets moved from the separate account variable investment options into the general account fixed rate investment options due to the GRO and Highest Daily Lifetime Five automatic rebalancing mechanism. Policy charges and fee income increased by $11.4 million and asset management fees increased by $5.0 million from the three months ended March 31, 2007, driven by growth in average separate account assets due to positive net flows since March 31, 2007. Additionally, realized investment losses, net, decreased by $6.6 million from $7.8 million for the three months ended March 31, 2007 to $1.2 million for the three months ended March 31, 2008. These favorable variances were partially offset by $17.2 million of higher interest credited to policyholder account balances due to the aforementioned general account transfers and $6.0 million of higher general, administrative and other expenses. Further details regarding the components of revenues and expenses are described below.

Revenues

Revenues increased by $47.9 million, from $229.5 million for the three months ended March 31, 2007 to $277.4 million for the three months ended March 31, 2008. Premiums decreased by $1.6 million, from $8.8 million for the three months ended March 31, 2007 to $7.2 million for the three months ended March 31, 2008 reflecting a decrease in funds from customers electing to enter into the payout phase of their annuity contracts.

Policy charges and fee income increased by $11.4 million, from $160.0 million for the three months ended March 31, 2007 to $171.4 million for the three months ended March 31, 2008 due to growth of average separate account assets driven by net flows resulting in higher mortality and expense charges of $7.0 million. Optional benefit charges on our living and death benefit features increased $3.0 million, primarily driven by the sales of our Lifetime Five, Spousal Lifetime Five Highest Daily Lifetime Five and Highest Daily Seven benefit features. This increase was primarily offset in realized investment losses, net because these features are reinsured with affiliates.

Net investment income increased $26.6 million from $18.6 million for the three months ended March 31, 2007 to $45.2 million for the three months ended March 31, 2008 as a result of higher general account assets as these assets moved from separate account variable investment options into the general account fixed rate investment options due to the GRO and Highest Daily Lifetime Five automatic rebalancing mechanism.

Realized investment losses, net, decreased $6.6 million from a loss of $7.8 million for the three months ended March 31, 2007 to a loss of $1.2 million for the three months ended March 31, 2008. This change was driven by decreased investment losses on our MVA portfolio due to derivative hedges in the first quarter of 2008. The decrease in realized investment losses was partially offset by reinsurance of our living benefit features to affiliates, as discussed above.

Asset management fees increased by $5.0 million, from $49.7 million for the three months ended March 31, 2007 to $54.7 million for the three months ended March 31, 2008 as a result of growth of average separate account assets compared to the prior year period, primarily due to net flows. Asset management fees are asset based fees, which are dependent on the value of assets under management.

Benefits and Expenses

Interest credited to policyholders’ account balances increased $17.2 million, from $21.3 million for the three months ended March 31, 2007 to $38.5 million for the three months ended March 31, 2008, primarily driven by higher policyholder account values due to transfers from the separate account variable investment options into the general account fixed rate options due to the GRO and Highest Daily Lifetime Five automatic rebalancing mechanism.

General, administrative and other expenses increased by $6.0 million, from $123.8 million for the three months ended March 31, 2007 to $129.8 million for the three months ended March 31, 2008. The increase was primarily due to higher benefit and salary expenses of $8.2 million, and increased commission expenses, net of capitalization, of $2.2 million driven by higher trail commissions due to growth in average separate account assets as previously discussed. Partially offsetting these increases is a decrease in the amortization of DAC and valuation of business acquired of $4.8 million due to lower level of actual gross profits driven by unfavorable market performance.

Income Taxes

Our income tax provision amounted to $8.5 million in the first quarter of 2008 compared to $8.6 million in the first quarter of 2007, representing 10.0% of income from continuing operations before income taxes in the first quarter of 2008 and 14.2% in the first quarter of 2007. The decrease in the effective rate was primarily due to an increase in non-taxable investment income.

The dividends received deduction reduces the amount of dividend income subject to tax and is a significant component of the difference between our periodic effective tax rate and the federal statutory tax rate of 35%. In August 2007, the Service released Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the dividends received deduction related to variable life insurance and annuity contracts. In September 2007, the Service released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspends Revenue Ruling 2007-54 and informs taxpayers that the U.S. Treasury Department and the Service intend to address through new regulations the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the dividends received deduction related to variable life insurance and annuity contracts. These activities had no impact on our 2008 results.

Item 4.	Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, or the “Exchange Act”, as of March 31, 2008. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2008, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

You should carefully consider the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007. These risks could materially affect our business, results of operations or financial condition, or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in our Annual Report on Form 10-K and in the immediately following paragraph and elsewhere in this Quarterly Report on Form 10-Q.

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

PRUDENTIAL ANNUITIES LIFE ASSURANCE CORPORATION

By:	/s/ Kenneth Y. Tanji
Kenneth Y. Tanji
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

May 12, 2008

Exhibit Index

Exhibit Number and Description

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.