Form 10-Q
period 2008-06-30
PRUDENTIAL ANNUITIES LIFE ASSURANCE CORP/CT
filed 2008-08-11
CIK 881453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of August 11, 2008 25,000 shares of the registrant’s Common Stock (par value $100) consisting of 100 voting shares and 24,900 non-voting shares, were outstanding. As of such date, Prudential Annuities, Inc. formerly known as American Skandia, Inc., an indirect wholly owned subsidiary of Prudential Financial, Inc., a New Jersey corporation, owned all of the registrant’s Common Stock.

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

PART I-FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Prudential Annuities Life Assurance Corporation

Unaudited Interim Statements of Financial Position

As of June 30, 2008 and December 31, 2007 (in thousands, except share amounts)

	June 30, 2008	December 31, 2007
ASSETS
Fixed maturities available for sale, at fair value (amortized cost – 2008: $4,767,559; 2007: $1,329,042)	$4,749,410	$1,335,678
Trading account assets, at fair value	14,275	16,314
Equity securities available for sale, at fair value (cost – 2008: $12,080; 2007: $12,476)	11,443	11,599
Commercial loans	38,923	38,503
Policy loans	13,537	12,965
Short-term investments	1,273,273	143,966
Other long-term investments	(11,303)	(130)

Total investments	$6,089,558	$1,558,895

Cash and cash equivalents	683	697
Deferred policy acquisition costs	1,194,002	1,042,823
Accrued investment income	32,564	13,258
Reinsurance recoverable	207,195	104,083
Income taxes receivable	213,628	215,689
Valuation of business acquired	106,582	118,566
Deferred sales inducements	663,667	558,821
Receivables from parent and affiliates	73,128	77,693
Investment receivable on open trades	124,487	36,542
Other assets	7,618	34,310
Separate account assets	36,047,767	41,538,366

TOTAL ASSETS	$44,760,879	$45,299,743

LIABILITIES AND STOCKHOLDER’S EQUITY

LIABILITIES
Policyholders’ account balances	$4,774,238	$1,135,095
Future policy benefits and other policyholder liabilities	338,800	228,190
Payables to parent and affiliates	58,975	53,735
Cash collateral for loaned securities	142,895	54,077
Short-term borrowing	196,669	195,280
Long-term borrowing	650,000	680,000
Future fees payable to Prudential Annuities, Inc.	4,118	12,171
Investment payable on open trades	1,140,938	40,533
Other liabilities	158,594	214,021
Separate account liabilities	36,047,767	41,538,366

Total liabilities	$43,512,994	$44,151,468

Commitments and Contingent Liabilities (See Note 3)

STOCKHOLDER’S EQUITY
Common stock, $100 par value; 25,000 shares, authorized, issued and outstanding	2,500	2,500
Additional paid-in capital	434,096	434,096
Retained earnings	820,416	709,142
Accumulated other comprehensive income (loss)	(9,127)	2,537

Total stockholder’s equity	$1,247,885	$1,148,275

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$44,760,879	$45,299,743

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation

Unaudited Interim Statements of Operations and Comprehensive Income

Three and Six Months Ended June 30, 2008 and 2007 (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
REVENUES
Premiums	$4,310	$8,209	$11,537	$16,980
Policy charges and fee income	186,078	173,256	357,502	333,252
Net investment income	56,677	17,393	101,857	35,987
Realized investment (losses), net	(63,626)	(8,076)	(64,833)	(15,916)
Asset management fees	58,159	55,112	112,855	104,824
Other income	10	508	54	782

Total revenues	241,608	246,402	518,972	475,909

BENEFITS AND EXPENSES
Policyholders’ benefits	14,444	22,882	38,874	46,575
Interest credited to policyholders’ account balances	50,008	23,427	88,523	44,764
General, administrative and other expenses	141,980	134,695	271,847	258,540

Total benefits and expenses	206,432	181,004	399,244	349,879

Income from operations before income taxes	35,176	65,398	119,728	126,030

Income tax (benefit) expense	(40)	(813)	8,454	7,787

NET INCOME	$35,216	$66,211	$111,274	$118,243

Change in net unrealized investment gains, net of taxes (1)	(15,175)	(8,586)	(11,664)	(6,718)

COMPREHENSIVE INCOME	$20,041	$57,625	$99,610	$111,525

(1)	Amounts are net of tax benefits of $8.3 million and $4.7 million for the three months ended June 30, 2008 and 2007, respectively; and $6.4 million and $3.7 million for the six months ended June 30, 2008 and 2007 respectively.

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation

Unaudited Interim Statement of Stockholder’s Equity

Six Months Ended June 30, 2008 (in thousands)

	Common Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total stockholder’s equity
Balance, December 31, 2007	$2,500	$434,096	$709,142	$2,537	$1,148,275
Net income			111,274		111,274
Other comprehensive income, net of taxes				(11,664)	(11,664)

Balance, June 30, 2008	$2,500	$434,096	$820,416	$(9,127)	$1,247,885

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation

Unaudited Interim Statements of Cash Flows

Six Months Ended June 30, 2008 and 2007 (in thousands)

	Six months ended June 30, 2008	Six months ended June 30, 2007
CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES:
Net income	$111,274	$118,244
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment losses, net	64,833	15,917
Amortization and depreciation	12,252	19,228
Interest credited to policyholders’ account balances	80,958	30,832
Change in:
Policy reserves	110,611	19,559
Accrued investment income	(19,334)	1,764
Trading account assets	2,039	1,609
Net receivable to parent and affiliates	9,806	24,623
Deferred sales inducements	(104,846)	(93,196)
Deferred policy acquisition costs	(145,781)	(136,786)
Income taxes payable	8,454	7,687
Reinsurance Recoverable	(103,112)	(33,015)
Other, net	(68,762)	33,498

Cash Flows (Used in) From Operating Activities	$(41,608)	$9,964

CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity of:
Fixed maturities, available for sale	$3,430,315	$438,517
Commercial loans	359	338
Policy loans	591	1,263
Other long-term investments	409	1,419
Payments for the purchase/origination of:
Fixed maturities, available for sale	(5,879,408)	(303,370)
Commercial loans	(721)	—
Policy loans	(1,163)	(1,046)
Other long-term investments	(7,487)	—
Other short-term investments, net	(1,129,307)	(2,246)

Cash Flows (Used in) From Investing Activities	$(3,586,412)	$134,875

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Decrease in future fees payable to Prudential Annuities Inc., net	(8,052)	(21,963)
Cash collateral for loaned securities	88,818	13,560
Repayments of debt (maturities longer than 90 days)	(30,000)	(75,000)
Net increase in short-term borrowing	1,390	249,669
Drafts outstanding	2,114	(19,446)
Distribution (to) parent	—	(112,199)
Policyholder’s account balances:
Deposits	4,984,416	290,304
Withdrawals	(1,410,680)	(469,692)

Cash Flows From (Used in) Financing Activities	$3,628,006	$(144,767)

Net increase (decrease) in cash and cash equivalents	(14)	72
Cash and cash equivalents, beginning of period	697	664

CASH AND CASH EQUIVALENTS, END OF PERIOD	$683	$736

Income taxes paid	$—	$98

Interest paid	$(438)	$17,020

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

1. BUSINESS

Prudential Annuities Life Assurance Corporation (the “Company” ”, “we”, or “our”), formerly known as American Skandia Life Assurance Corporation, with its principal offices in Shelton, Connecticut, is an indirect wholly-owned subsidiary of Prudential Financial, Inc. (“Prudential Financial”), a New Jersey corporation. The Company is a wholly owned subsidiary of Prudential Annuities, Inc. (“PAI”), formerly known as American Skandia, Inc., which in turn is an indirect wholly owned subsidiary of Prudential Financial. On December 19, 2002, Skandia Insurance Company Ltd. (publ) (“Skandia”), an insurance company organized under the laws of the Kingdom of Sweden, and the ultimate parent company of the Company prior to May 1, 2003, entered into a definitive purchase agreement (the “Acquisition Agreement”) with Prudential Financial, whereby Prudential Financial would acquire the Company and certain of its affiliates (the “Acquisition”) and would be authorized to use the American Skandia name through April, 2008. On May 1, 2003, the Acquisition was consummated. Thus, the Company is now an indirect wholly owned subsidiary of Prudential Financial. The Company’s name was changed effective January 1, 2008.

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

During the third quarter of 2004, the Company identified a system-generated calculation error in its annuity contract administration system that existed prior to the Acquisition. This error related to the calculation of amounts due to customers for certain transactions subject to a market value adjustment upon the surrender or transfer of monies out of their annuity contract’s fixed allocation options. The error resulted in an underpayment to policyholders, as well as additional anticipated costs to the Company associated with remediation, breakage and other costs. The Company’s consultants have developed the systems functionality to compute remediation amounts and are in the process of running the computations on affected contracts. The Company contacted state insurance regulators and commenced Phase I of its outreach to customers on November 12, 2007. Phase II commenced June 6, 2008. A final phase is expected to rollout after that. The Company has advised Skandia that a portion of the remediation and related administrative costs are subject to the indemnification provisions of the Acquisition Agreement.

From January 2006 to February 2008, thirty-one complaints were filed in 17th Judicial Circuit Court, Broward County, Florida alleging misrepresentations in the sale of annuities against the Company and in certain of the cases the two brokers who sold the annuities. The complaints allege that the brokers represented that any losses in the annuities would be insured or paid by a state guaranty fund and purport to state claims of breach of fiduciary duty, negligence, fraud, fraudulent inducement, negligent misrepresentation and seek damages in unspecified amounts but in excess of $15,000 per case. These matters are subject to the indemnification provisions of the Acquisition Agreement.

Summary

The Company’s litigation and regulatory matters are subject to many uncertainties, and given its complexity and scope, their outcome cannot be predicted. It is possible that results of operations or cash flow of the Company in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation and regulatory matters depending, in part, upon the results of operations or cash flow for such period. In light of the unpredictability of the Company’s litigation and regulatory matters, it is also possible that in certain cases an ultimate unfavorable resolution of one or more pending litigation or regulatory matters could have a material adverse effect on the Company’s financial position. Management believes, however, that, based on information currently known to it, the ultimate outcome of all pending litigation and regulatory matters, after consideration of applicable reserves and rights to indemnification, is not likely to have a material adverse effect on the Company’s financial position.

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

The Company’s share of net expense for the pension plans was $1.5 million and $1.0 million for the three months ended June 30, 2008 and 2007 respectively; and $2.9 million and $1.9 million, for the six months ended June 30, 2008 and 2007, respectively.

Prudential Insurance sponsors voluntary savings plans for the Company’s employees (“401(k) plans”). The 401(k) plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The expense charged the Company for the matching contribution to the 401(k) plans was $0.7 million and $0.5 million for the three months ended June 30, 2008 and 2007, respectively; and $1.4 million and $0.9 million, for the six months ended June 30, 2008 and 2007, respectively.

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

On May 1, 2004, the Company entered into a $500 million credit facility agreement with Pru Funding. Effective December 1, 2004, the credit facility agreement was increased to $750 million. As of June 30, 2008 and 2007, $196.7 million and $409.2 million, respectively, was outstanding under this credit facility.

Reinsurance Agreements

During 2008, the Company entered into three new reinsurance agreements with an affiliate as part of its risk management and capital management strategies. Effective January 28, 2008, the Company entered into a coinsurance agreement with Pruco Reinsurance, Ltd. (“Pruco Re”) providing for the 100% reinsurance of its Highest Daily Lifetime Seven (“HD7”) and Spousal Highest Daily Lifetime Seven (“SHD7”) benefit features sold on certain of its annuities. Effective January 28, 2008, the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Guaranteed Return Option Plus (“GRO Plus”) benefit feature sold on certain of its annuities. Effective January 28, 2008 the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Highest Daily Guaranteed Return Option (“HD GRO”) benefit feature sold on certain of its annuities.

During 2007, the Company amended the reinsurance agreements it entered into in 2005 covering its Lifetime Five benefit (“LT5”). The coinsurance agreement entered into with Prudential Insurance in 2005 provided for the 100% reinsurance of its LT5 feature sold on new business prior to May 6, 2005. This agreement was recaptured effective August 1, 2007. Effective July 1, 2005, the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its LT5 feature sold on new business after May 5, 2005 as well as for features issued on or after March 15, 2005 forward on business in-force before March 15, 2005. This agreement was amended effective August 1, 2007 to include the reinsurance of business sold prior to May 6, 2005 that was previously reinsured to Prudential Insurance.

Affiliated Asset Management Fee Income

In accordance with an agreement with AST Investment Services, Inc., formerly known as American Skandia Investment Services, Inc, the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust, formerly known as American Skandia Trust. Income received from AST Investment Services, Inc. related to this agreement was $47.4 million and $43.3 million, for the three months ended June 30, 2008 and 2007, respectively; and $92.7 million and $82.0 million, for the six months ended June 30, 2008 and 2007, respectively. These revenues are recorded as “Asset management fees” in the Statements of Operations and Comprehensive Income.

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

Level 2—Fair value is based on significant inputs, other than Level 1 inputs, that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability through corroboration with observable market data. Level 2 inputs include quoted market prices in active markets for similar assets and liabilities, quoted market prices in markets that are not active for identical or similar assets or liabilities and other market observable inputs. The Company’s Level 2 assets and liabilities include: fixed maturities (corporate public and private bonds, most government securities, certain asset-backed and mortgage-backed securities, etc.), certain equity securities and commercial loans, short-term investments and certain cash equivalents (primarily commercial paper), and certain over-the-counter derivatives. Valuations are generally obtained from third party pricing services for identical or comparable assets or liabilities (and validated through comparison to internal pricing information and economic indicators as well as backtesting to trade data or other data to confirm that the pricing service significant inputs are observable) or determined through use of valuation methodologies using observable market inputs. Under certain conditions, the Company may conclude the prices received from independent third party pricing services are not reasonable or reflective of market activity. In those instances, the Company may choose to over-ride the pricing information received and apply internally developed values to the related assets or liabilities. In such cases, the valuations are generally classified as Level 3. As of June 30, 2008 such over-rides on a net basis resulted in lower pricing levels being used and in aggregate were not materially different from the prices received from the independent pricing services.

Level 3—Fair value is based on significant unobservable inputs for the asset or liability. These inputs reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability. The Company’s Level 3 assets and liabilities primarily include: certain private fixed maturities and equity securities, certain manually priced public equity securities and fixed maturities, including certain asset-backed securities, certain highly structured over-the-counter derivative contracts, certain commercial loans, and embedded derivatives resulting from certain products with guaranteed benefits. Prices are determined using valuation methodologies such as option pricing models, discounted cash flow models and other similar techniques.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis, as of June 30, 2008.

	Level 1	Level 2	Level 3	Total
	(in thousands)
Fixed maturities, available for sale	$—	$4,728,771	$20,639	$4,749,410
Trading account assets	14,275	—	—	14,275
Equity securities, available for sale	9,549	1,894	—	11,443
Other long-term investments	(267)	(12,849)	(319)	(13,435)
Short term investments	1,273,273	—	—	1,273,273
Reinsurance recoverable	—		207,025	207,025

Sub-total excluding separate account assets	$1,296,830	$4,717,816	$227,345	$6,241,991

Separate account assets (1)	22,581,481	13,466,286	—	36,047,767

Total assets	$23,878,311	$18,184,102	$227,345	$42,289,758

Future policy benefits	—	—	207,025	207,025

Total liabilities	$—	$—	$207,025	$207,025

1.	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account assets classified as Level 3 consist primarily of real estate and real estate investment funds. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Statement of Financial Position.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

5. FAIR VALUE (continued)

The following table provides a summary of the changes in fair value of Level 3 assets and liabilities for the three and six months ending June 30, 2008, as well as the portion of gains or losses included in income for the three and six months ended June 30, 2008 attributable to unrealized gains or losses related to those assets and liabilities still held at June 30, 2008.

	Three Months Ended June 30, 2008
	Fixed Maturities, Available For Sale	Other Long-term Investments	Reinsurance Recoverable	Future Policy Benefits
	(in thousands)
Fair value, beginning of period	$23,549	$(413)	$289,108	$(289,108)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	94	(97,481)	97,481
Asset management fees and other income	—	—	—	—
Included in other comprehensive income (loss)	(505)	—	—	—
Net investment income	(18)	—	—	—
Purchases, sales, issuances, and settlements	16,049	—	15,398	(15,398)
Foreign currency translation	—	—	—	—
Transfers into (out of) level 3 (1)	(18,436)	—	—	—

Fair value, end of period	$20,639	$(319)	$207,025	$(207,025)

Unrealized gains (losses) relating to those level 3 assets that were still held by the Company at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$—	$94	$(85,454)	$85,454
Asset management fees and other income	$—	$—	$—	$—
Interest credited to policyholder account	$—	$—	$—	$—
Included in other comprehensive income (loss)	$(505)	$—	$—	$—

1.	Transfers into or out of level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
2.	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

	Six Months Ended June 30, 2008
	Fixed Maturities, Available For Sale	Other Long-term Investments	Reinsurance Recoverable	Future Policy Benefits
	(in thousands)
Fair value, beginning of period	$9,502	$(56)	$103,909	$(103,909)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	(263)	75,035	(75,035)
Asset management fees and other income	—	—	—	—
Included in other comprehensive income (loss)	(1,124)	—	—	—
Net investment income	(14)	—	—	—
Purchases, sales, issuances, and settlements	18,279	—	28,081	(28,081)
Foreign currency translation	—	—	—	—
Transfers into (out of) level 3 (1)	(6,004)	—	—	—

Fair value, end of period	$20,639	$(319)	$207,025	$(207,025)

Unrealized gains (losses) relating to those level 3 assets that were still held by the Company at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$—	$(263)	$88,033	$(88,033)
Asset management fees and other income	$—	$—	$—	$—
Interest credited to policyholder account	$—	$—	$—	$—
Included in other comprehensive income (loss)	$(1,124)	$—	$—	$—

1.	Transfers into or out of level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
2.	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

Transfers – Transfers out of Level 3 for Fixed Maturities Available for Sale totaled $18.4 million at three months ended June 30, 2008, and $6.0 million at six months ended June 30, 2008. This activity was a result of pricing service information that the Company was able to validate in the second quarter of 2008 but was not available in the first quarter of 2008.

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

In November 2007, the staff of the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings.” SAB 109 revises and rescinds portions of SAB 105, “Application of Accounting Principles to Loan Commitments.” Specifically, SAB 109 states that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 109 is effective for all written loan commitments recorded at fair value that are entered into, or substantially modified, in fiscal quarters beginning after December 15, 2007. The Company adopted SAB 109 effective January 1, 2008 for its loan commitments that are recorded at fair value through earnings. The Company’s adoption of this guidance did not have a material effect on the Company’s financial position or results of operations.

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

Recent Accounting Pronouncements

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142. The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions. This FSP is effective for fiscal years and interim periods beginning after December 15, 2008, with the guidance for determining the useful life of a recognized intangible asset being applied prospectively to intangible assets acquired after the effective date and the disclosure requirements being applied prospectively to all intangible assets recognized as of, and after, the effective date. The Company is currently assessing the impact of this FSP on the Company’s financial statements.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Prudential Annuities Life Assurance Corporation (“PALAC” or the “Company”), formerly known as American Skandia Life Assurance Corporation, as of June 30, 2008 compared with December 31, 2007 and its results of operations for the three month and six month periods ended June 30, 2008 and 2007. You should read the following analysis of our financial condition and results of operations in conjunction with the “Risk Factors” section, the MD&A and the audited Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as well as the “Risk Factors” section, the statements under “Forward Looking Statements”, and the Interim Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

General

The Company was established in 1988 and is a significant provider of variable annuity contracts for the individual market in the United States of America and its territories. The Company’s products are sold primarily to individuals to provide for savings and retirement needs, including variable annuity optional benefits designed to address the risk of outliving one’s retirement assets. The investment performance of the registered investment companies supporting the variable annuity contracts, which is principally correlated to equity market performance, can significantly impact the market for the Company’s products.

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

Annuity contracts represent the insurer’s contractual obligation to make payments over a given period of time, often measured by the life of the annuitant, in return for a single purchase payment or a series of scheduled or flexible purchase payments. The insurer’s obligation to pay may commence immediately or be deferred. If the insurer’s payments are deferred, the insurer generally incurs an obligation to offer a surrender value available during the deferral period based on an account value, and certain guarantees as applicable. The account value consists of the purchase payments and may earn interest, or may vary with the performance of investments in the underlying fund options made available by the insurer and elected by contractholders. Gains on purchase payments made by the contractholder, before distribution, generally are tax deferred for the contractholder. Distributions are taxed as ordinary income to the contractholder, until all gain has been withdrawn. For immediate annuities and annuitized deferred annuities, a portion of each distribution may be treated as a return of the contractholder’s investment in the contract.

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

Changes in Financial Position

2008 versus 2007

Assets decreased by $538.9 million, from $45.3 billion at December 31, 2007 to $44.8 billion at June 30, 2008. Separate account assets decreased by $5.5 billion, driven by market depreciation during the current year and transfers to our general account due to the automatic rebalancing element in certain of our living benefit features. As discussed, partially offsetting the separate account decrease was increases in fixed maturities of $3.4 billion and short term investments of $1.1 billion, driven by higher general account balances due to the automatic rebalancing element in certain of our living benefit features. Additionally, deferred policy acquisition costs (“DAC”) and deferred sales inducements also increased by $151.2 million and $104.8 million, respectively, from December 31, 2007 to June 30, 2008, due to sales driving higher capitalized costs.

During the period, total liabilities decreased by $638.5 million, from $44.2 billion at December 31, 2007 to $43.5 billion at June 30, 2008. Separate account liabilities decreased by $5.5 billion, driven by market depreciation during the current year and the aforementioned transfers related to our automatic rebalancing element. As discussed, partially offsetting the separate account decrease was increases in policyholders’ account balances of $3.6 billion and investment payable on open trades of $1.1 billion, primarily due to transfers of customer account values from the separate account variable investment options into the general account fixed rate investment options due to the automatic rebalancing element in certain of our living benefit features.

Results of Operations

2008 to 2007 Three Month Comparison

Net Income

Net income decreased $31.0 million, from $66.2 million for the three months ended June 30, 2007 to $35.2 million for the three months ended June 30, 2008. Realized investment losses, net, increased by $55.5 million from losses of $8.1 million for the three months ended June 30, 2007 to losses of $63.6 million for the three months ended June 30, 2008, primarily driven by increased investment losses on our MVA portfolio due to derivative hedges in the second quarter of 2008. Interest credited to policyholder account balances increased $26.6 million from the three months ended June 30, 2007 as a result of higher policyholder account values due to transfers from the separate account variable investment options into the general account fixed rate options due to the GRO and Highest Daily Lifetime Five automatic rebalancing element. Additionally, general administrative and other expenses increased $7.3 million from the three months ended June 30, 2007 driven by higher employee benefits and salary expenses. These unfavorable variances were partially offset by higher net investment income of $39.3 million due to the aforementioned general account transfers, and policy charges and fee income increased $12.8 million, primarily due to the change in realized market value adjustments related to the Company’s market value adjusted investment option (the “MVA option”). Further details regarding the components of revenues and expenses are described below.

Revenues

Revenues decreased $4.8 million, from $246.4 million for the three months ended June 30, 2007 to $241.6 million for the three months ended June 30, 2008. Premiums decreased $3.9 million, from $8.2 million for the three months ended June 30, 2007 to $4.3 million for the three months ended June 30, 2008, reflecting a decrease in funds from customers electing to enter into the payout phase of their annuity contracts.

Policy charges and fee income increased $12.8 million, from $173.3 million for the three months ended June 30, 2007 to $186.1 million for the three months ended June 30, 2008 due to the change in realized market value adjustments related to the Company’s MVA option.

Net investment income increased $39.3 million from $17.4 million for the three months ended June 30, 2007 to $56.7 million for the three months ended June 30, 2008 as a result of higher general account assets as these assets moved from separate account variable investment options into the general account fixed rate investment options due to the GRO and Highest Daily Lifetime Five automatic rebalancing element.

Realized investment losses, net, increased $55.5 million from a loss of $8.1 million for the three months ended June 30, 2007 to a loss of $63.6 million for the three months ended June 30, 2008. This change was driven by increased investment losses on our MVA portfolio due to derivative hedges in the second quarter of 2008.

Asset management fees increased $3.0 million, from $55.1 million for the three months ended June 30, 2007 to $58.1 million for the three months ended June 30, 2008 as a result of growth of average daily separate account assets compared to the prior year period. Asset management fees are asset based fees, which are dependent on the value of assets under management.

Benefits and Expenses

Policyholders’ benefits decreased $8.5 million, from $22.9 million for the three months ended June 30, 2007 to $14.4 million for the three months ended June 30, 2008, primarily driven by a $4.4 million decrease in reserves, net of claims, for the guaranteed minimum death benefit feature due to decreased costs of actual and expected claims. Additionally, change in reserves decreased $3.9 million due to decreased funds from customers entering into the payout phase of their annuity contracts. This was offset by lower premium revenue, as previously discussed.

Interest credited to policyholders’ account balances increased $26.6 million, from $23.4 million for the three months ended June 30, 2007 to $50.0 million for the three months ended June 30, 2008, primarily driven by higher policyholder account values due to transfers from the separate account variable investment options into the general account fixed rate options due to the GRO and Highest Daily Lifetime Five automatic rebalancing element.

General, administrative and other expenses increased by $7.3 million, from $134.7 million for the three months ended June 30, 2007 to $142.0 million for the three months ended June 30, 2008. The increase was primarily due to higher employee benefits and salary expenses of $5.0 million, and increased commission expenses, net of capitalization, of $4.6 million driven by higher trail commissions due to growth in average daily separate account assets, as previously discussed.

2008 to 2007 Six Month Comparison

Net Income

Net income decreased $6.9 million, from $118.2 million for the six months ended June 30, 2007 to $111.3 million for the six months ended June 30, 2008. Realized investment losses, net, increased $48.9 million from losses of $15.9 million for the six months ended June 30, 2007 to losses of $64.8 million for the six months ended June 30, 2008 primarily driven by increased investment losses on our MVA portfolio due to derivative hedges in the first half of 2008. Interest credited to policyholder account balances increased $43.8 million from the six months ended June 30, 2007 as a result of higher policyholder account values due to transfers from the separate account variable investment options into the general account fixed rate options due to the GRO and Highest Daily Lifetime Five automatic rebalancing element. Additionally, general administrative and other expenses increased $13.3 million from the six months ended June 30, 2007 driven by higher employee benefits and salary expenses. These unfavorable variances were partially offset by higher net investment income of $65.9 million due to the aforementioned general account transfers and increased policy charges and fee income of $24.3 million primarily due to the change in realized market value adjustments related to the Company’s MVA option. In addition, asset management fees increased by $8.0 million due to growth of average daily separate account assets compared to the prior year period. Further details regarding the components of revenues and expenses are described below.

Revenues

Revenues increased $43.1 million, from $475.9 million for the six months ended June 30, 2007 to $519.0 million for the six months ended June 30, 2008. Premiums decreased $5.4 million, from $16.9 million for the six months ended June 30, 2007 to $11.5 million for the six months ended June 30, 2008 reflecting a decrease in funds from customers electing to enter into the payout phase of their annuity contracts.

Policy charges and fee income increased by $24.3 million, from $333.2 million for the six months ended June 30, 2007 to $357.5 million for the six months ended June 30, 2008 due to a $16.0 million change in realized market value adjustments related to the Company’s MVA option. Mortality and expense (“M&E”) charges increased $6.9 million as a result of growth of average daily separate account assets compared to the prior year period. Optional benefit charges on our living and death benefit features increased $3.0 million, primarily driven by the sales of our Lifetime Five, Spousal Lifetime Five, Highest Daily Lifetime Five and Highest Daily Seven benefit features. This increase was primarily offset in realized investment losses, net because these features are reinsured with affiliates.

Net investment income increased $65.9 million from $36.0 million for the six months ended June 30, 2007 to $101.9 million for the six months ended June 30, 2008 as a result of higher general account assets as these assets moved from separate account variable investment options into the general account fixed rate investment options due to the GRO and Highest Daily Lifetime Five automatic rebalancing element.

Realized investment losses, net, increased $48.9 million from a loss of $15.9 million for the six months ended June 30, 2007 to a loss of $64.8 million for the six months ended June 30, 2008. This change was driven by increased investment losses on our MVA portfolio due to derivative hedges in the first half of 2008. Also contributing to the increase were increased fees ceded as part of our reinsurance of living benefit features to affiliates, as discussed above.

Asset management fees increased $8.1 million, from $104.8 million for the six months ended June 30, 2007 to $112.9 million for the six months ended June 30, 2008 as a result of growth of average daily separate account assets compared to the prior year period. Asset management fees are asset based fees, which are dependent on the value of assets under management.

Benefits and Expenses

Policyholders’ benefits decreased $7.7 million, from $46.6 million for the six months ended June 30, 2007 to $38.9 million for the six months ended June 30, 2008, primarily driven a decrease in change in reserves due to decreased funds from customers entering into the payout phase of their annuity contracts. This was offset by lower premium revenue as previously discussed.

Interest credited to policyholders’ account balances increased $43.7 million, from $44.8 million for the six months ended June 30, 2007 to $88.5 million for the six months ended June 30, 2008, primarily driven by higher policyholder account values due to transfers from the separate account variable investment options into the general account fixed rate options due to the GRO and Highest Daily Lifetime Five automatic rebalancing element.

General, administrative and other expenses increased $13.3 million, from $258.5 million for the six months ended June 30, 2007 to $271.8 million for the six months ended June 30, 2008. The increase was primarily due to higher employee benefit, salary expenses and travel entertainment of $13.7 million, and increased commission expenses, net of capitalization, of $6.7 million driven by higher trail commissions due to growth in average daily separate account assets, as previously discussed. Partially offsetting these increases was a decrease in the amortization of DAC and valuation of business acquired of $7.4 million due to lower levels of actual gross profits driven by unfavorable market performance.

Income Taxes

Our income tax provision amounted to $8.5 million for the six months ended June 30, 2008 compared to $7.8 million for the six months ended June 30, 2007, representing 7.1% of income from continuing operations before income taxes for the six months ended June 30, 2008 and 6.2% for the six months ended June 30, 2007.

The dividends received deduction reduces the amount of dividend income subject to tax and is a significant component of the difference between our periodic effective tax rate and the federal statutory tax rate of 35%. In August 2007, the Service released Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the dividends received deduction related to variable life insurance and annuity contracts. In September 2007, the Service released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspends Revenue Ruling 2007-54 and informs taxpayers that the U.S. Treasury Department and the Service intend to address through new regulations the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the dividends received deduction related to variable life insurance and annuity contracts. These activities had no impact on our 2008 results. The increase in the effective tax rate is primarily due to a higher estimate of full year income from continuing operations before income taxes in the current year compared to the prior year. The estimate of full year income from continuing operations before income taxes is used in conjunction with permanent differences to determine effective tax rates that are used throughout the year.

Item 4.	Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, or the “Exchange Act”, as of June 30, 2008. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2008, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

You should carefully consider the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007. These risks could materially affect our business, results of operations or financial condition, or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in our Annual Report on Form 10-K and elsewhere in this Quarterly Report on Form 10-Q.

Item 6.	Exhibits

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

33.1	Cognizant Contract (Agreement executed on March 24, 2008, under which Cognizant will provide assistance with respect to certain of the Company’s core annuity systems)

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
Kenneth Y. Tanji
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

August 11, 2008

Exhibit Index

Exhibit Number and Description

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

33.1	Cognizant Contract (Agreement executed on March 24, 2008 under which Cognizant will provide assistance with respect to certain of the Company’s core annuity systems).