Form 10-Q
period 2008-09-30
PRUDENTIAL ANNUITIES LIFE ASSURANCE CORP/CT
filed 2008-11-10
CIK 881453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of November 10, 2008 25,000 shares of the registrant’s Common Stock (par value $100) consisting of 100 voting shares and 24,900 non-voting shares, were outstanding. As of such date, Prudential Annuities, Inc. formerly known as American Skandia, Inc., an indirect wholly owned subsidiary of Prudential Financial, Inc., a New Jersey corporation, owned all of the registrant’s Common Stock.

Prudential Annuities Life Assurance Corporation meets the conditions set forth in General Instruction (H) (1) (a) and (b) on Form 10-Q and

is therefore filing this Form 10-Q in the reduced disclosure format.

FORWARD LOOKING STATEMENTS

Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments affecting the Company will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial markets, particularly in light of the stress experienced by the global financial markets that began in the second half of 2007 and substantially increased in the third quarter of 2008; (2) the availability and cost of external financing for our operations, which has been affected by the stress experienced by the global financial markets; (3) interest rate fluctuations; (4) reestimates of our reserves for future policy benefits and claims; (5) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (6) changes in our assumptions related to deferred policy acquisition costs, valuation of business acquired or goodwill; (7) changes in our claims-paying or credit ratings; (8) investment losses and defaults; (9) competition in our product lines and for personnel; (10) changes in tax law; (11) regulatory or legislative changes, including government actions in response to the stress experienced by the global financial markets; (12) changes in our claims paying or financial strength ratings; (13) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities, including in connection with our divestiture or winding down of businesses; (14) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (15) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (16) effects of acquisitions, divestitures and restructurings, including possible difficulties in integrating and realizing the projected results of acquisitions; (17) changes in statutory or U.S. GAAP accounting principles, practices or policies; and (18) changes in assumptions for retirement expense. We do not intend, and are under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in this Quarterly Report on Form 10-Q for discussion of certain risks relating to our businesses.

PART I-FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Prudential Annuities Life Assurance Corporation

Unaudited Interim Statements of Financial Position

As of September 30, 2008 and December 31, 2007 (in thousands, except share amounts)

	September 30, 2008	December 31, 2007
ASSETS
Fixed maturities available for sale, at fair value (amortized cost – 2008: $7,191,906; 2007: $1,329,042)	$7,094,347	$1,335,678
Trading account assets, at fair value	13,171	16,314
Equity securities available for sale, at fair value (cost – 2008: $12,025; 2007: $12,476)	10,099	11,599
Commercial loans	38,673	38,503
Policy loans	13,494	12,965
Short-term investments	1,534,587	143,966
Other long-term investments	(7,927)	(130)

Total investments	$8,696,444	$1,558,895

Cash and cash equivalents	549,165	697
Deferred policy acquisition costs	1,236,224	1,042,823
Accrued investment income	53,332	13,258
Reinsurance recoverable	492,129	104,083
Income taxes receivable	273,319	215,689
Valuation of business acquired	97,223	118,566
Deferred sales inducements	698,350	558,821
Receivables from parent and affiliates	69,763	77,693
Investment receivable on open trades	1,158,852	36,542
Other assets	229,695	34,310
Separate account assets	28,524,716	41,538,366

TOTAL ASSETS	$42,079,212	$45,299,743

LIABILITIES AND STOCKHOLDER’S EQUITY

LIABILITIES
Policyholders’ account balances	$9,271,076	$1,135,095
Future policy benefits and other policyholder liabilities	763,873	228,190
Payables to parent and affiliates	58,960	53,735
Cash collateral for loaned securities	207,912	54,077
Securities sold under agreements to repurchase	191	—
Short-term borrowing	357,072	195,280
Long-term borrowing	650,000	680,000
Future fees payable to Prudential Annuities, Inc.	2,009	12,171
Investment payable on open trades	983,435	40,533
Other liabilities	152,672	214,021
Separate account liabilities	28,524,716	41,538,366

TOTAL LIABILITIES	$40,971,916	$44,151,468

Commitments and Contingent Liabilities (See Note 3)

STOCKHOLDER’S EQUITY
Common stock, $100 par value; 25,000 shares, authorized, issued and outstanding	2,500	2,500
Additional paid-in capital	434,096	434,096
Retained earnings	716,715	709,142
Accumulated other comprehensive income (loss)	(46,015)	2,537

Total stockholder’s equity	$1,107,296	$1,148,275

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$42,079,212	$45,299,743

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation

Unaudited Interim Statements of Operations and Comprehensive Income

Three and Nine Months Ended September 30, 2008 and 2007 (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
REVENUES
Premiums	$6,537	$4,812	$18,074	$21,792
Policy charges and fee income	160,812	179,396	518,314	512,648
Net investment income	82,237	18,577	184,095	54,564
Realized investment (losses), net	(30,048)	(13,673)	(94,881)	(29,589)
Asset management fees	51,878	58,008	164,734	162,832
Other income	31	116	84	899

Total revenues	$271,447	$247,236	$790,420	$723,146

BENEFITS AND EXPENSES
Policyholders’ benefits	157,319	(3,222)	196,192	43,352
Interest credited to policyholders’ account balances	78,592	21,613	167,115	66,377
General, administrative and other expenses	178,724	129,775	450,572	388,315

Total benefits and expenses	$414,635	$148,166	$813,879	$498,044

Income (Loss) from operations before income taxes	$(143,188)	$99,070	$(23,459)	$225,102

Income tax (benefit) expense	(39,486)	9,335	(31,032)	17,122

NET INCOME (LOSS)	$(103,702)	$89,735	$7,573	$207,980

Change in net unrealized investment gains (losses), net of taxes (1)	(36,888)	3,775	(48,552)	(2,943)

COMPREHENSIVE INCOME (LOSS)	$(140,590)	$93,510	$(40,979)	$205,037

(1)	Amounts are net of tax benefits (expense) of $21.4 million and $(2.1) million for the three months ended September 30, 2008 and 2007, respectively; and $27.8 million and $1.6 million for the nine months ended September 30, 2008 and 2007 respectively.

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation

Unaudited Interim Statement of Stockholder’s Equity

Nine Months Ended September 30, 2008 (in thousands)

	Common Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total stockholder’s equity
Balance, December 31, 2007	$2,500	$434,096	$709,142	$2,537	$1,148,275
Net income			7,573		7,573
Other comprehensive income (loss), net of taxes				(48,552)	(48,552)

Balance, September 30, 2008	$2,500	$434,096	$716,715	$(46,015)	$1,107,296

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation

Unaudited Interim Statements of Cash Flows

Nine Months Ended September 30, 2008 and 2007 (in thousands)

	Nine months ended September 30, 2008	Nine months ended September 30, 2007
CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES:
Net income	$7,573	$207,980
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment losses, net	94,882	29,589
Amortization and depreciation	22,009	22,782
Interest credited to policyholders’ account balances	126,074	48,340
Change in:
Policy reserves	535,683	21,661
Accrued investment income	(39,987)	1,186
Trading account assets	3,142	1,634
Net receivable to parent and affiliates	13,156	43,650
Deferred sales inducements	(139,530)	(143,241)
Deferred policy acquisition costs	(167,174)	(210,379)
Income taxes payable	(31,022)	17,015
Reinsurance Recoverable	(388,046)	(22,362)
Other, net	(21,618)	(30,996)

Cash Flows (Used in) From Operating Activities	$15,142	$(13,141)

CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity of:
Fixed maturities, available for sale	4,386,952	1,297,568
Commercial loans	6,472	649
Policy loans	1,233	1,790
Other long-term investments	504	1,771
Short-term investments	10,038,334	2,305,299
Equity securities, available for sale	34	—
Payments for the purchase/origination of:
Fixed maturities, available for sale	(10,455,145)	(1,274,430)
Commercial loans	(6,738)	(282)
Policy loans	(1,762)	(1,828)
Other long-term investments	(25,651)	—
Short-term investments	(11,428,567)	(2,297,457)

Cash Flows (Used in) From Investing Activities	$(7,484,334)	$33,080

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Decrease in future fees payable to Prudential Annuities Inc., net	(10,161)	(29,970)
Cash collateral for loaned securities	153,835	(4,701)
Securities sold under agreement to repurchase	191	—
Repayments of debt (maturities longer than 90 days)	(30,000)	(75,000)
Net increase in short-term borrowing	161,793	322,567
Drafts outstanding	(15,436)	(20,608)
Distribution (to) parent	—	(112,199)
Policyholder’s account balances:
Deposits	10,331,938	948,854
Withdrawals	(2,574,500)	(1,048,924)

Cash Flows From (Used in) Financing Activities	$8,017,660	$(19,981)

Net increase (decrease) in cash and cash equivalents	548,468	(42)
Cash and cash equivalents, beginning of period	697	664

CASH AND CASH EQUIVALENTS, END OF PERIOD	$549,165	$622

Income taxes paid (received)	$(10)	$106

Interest paid	$5,245	$18,677

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

1.	BUSINESS

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

The Company is in the final stages of its remediation program to correct errors in the administration of approximately 11,000 annuity contracts issued by the Company. The owners of these contracts did not receive notification that the contracts were approaching or past their designated annuitization date or default annuitization date (both dates referred to as the “contractual annuity date”) and the contracts were not annuitized at their contractual annuity dates. Some of these contracts also were affected by data integrity errors resulting in incorrect contractual annuity dates. The lack of notice and the data integrity errors, as reflected on the annuities administrative system, all occurred before the Acquisition. The remediation and administrative costs of the remediation program are subject to the indemnification provisions of the Acquisition Agreement.

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

The Company’s share of net expense for the pension plans was $1.5 million and $1.0 million for the three months ended September 30, 2008 and 2007 respectively; and $4.4 million and $2.9 million, for the nine months ended September 30, 2008 and 2007, respectively.

Prudential Insurance sponsors voluntary savings plans for the Company’s employees (“401(k) plans”). The 401(k) plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The expense charged the Company for the matching contribution to the 401(k) plans was $0.7 million and $0.5 million for the three months ended September 30, 2008 and 2007, respectively; and $2.1 million and $1.4 million, for the nine months ended September 30, 2008 and 2007, respectively.

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

On May 1, 2004, the Company entered into a $500 million credit facility agreement with Pru Funding. Effective December 1, 2004, the credit facility agreement was increased to $750 million. As of September 30, 2008 and December 31, 2007, $357.0 million and $129.3 million, respectively, was outstanding under this credit facility.

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

Affiliated Asset Management Fee Income

In accordance with an agreement with AST Investment Services, Inc., formerly known as American Skandia Investment Services, Inc, the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust, formerly known as American Skandia Trust. Income received from AST Investment Services, Inc. related to this agreement was $41.5 million and $46.4 million, for the three months ended September 30, 2008 and 2007, respectively; and $134.1 million and $128.4 million, for the nine months ended September 30, 2008 and 2007, respectively. These revenues are recorded as “Asset management fees” in the unaudited interim Statements of Operations and Comprehensive Income.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

5.	FAIR VALUE

Fair Value Measurement – Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a framework for measuring fair value that includes a hierarchy used to classify the inputs used in measuring fair value. The hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three levels. The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. The levels of the fair value hierarchy are as follows:

Level 1 – Fair value is based on unadjusted quoted prices in active markets that are accessible to the Company for identical assets or liabilities. These generally provide the most reliable evidence and are used to measure fair value whenever available. Active markets are defined as having the following for the measured asset/liability: i) many transactions, ii) current prices, iii) price quotes not varying substantially among market makers, iv) narrow bid/ask spreads and v) most information publicly available. The Company’s Level 1 assets and liabilities primarily include certain cash equivalents and short term investments, equity securities and derivative contracts that are traded in an active exchange market. Prices are obtained from readily available sources for market transactions involving identical assets or liabilities.

Level 2 – Fair value is based on significant inputs, other than Level 1 inputs, that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability through corroboration with observable market data. Level 2 inputs include quoted market prices in active markets for similar assets and liabilities, quoted market prices in markets that are not active for identical or similar assets or liabilities and other market observable inputs. The Company’s Level 2 assets and liabilities include: fixed maturities (corporate public and private bonds, most government securities, certain asset-backed and mortgage-backed securities, etc.), certain equity securities and commercial loans, short-term investments and certain cash equivalents (primarily commercial paper), and certain over-the-counter derivatives. Valuations are generally obtained from third party pricing services for identical or comparable assets or liabilities non-binding broker quotes (when pricing service information is not available) or through the use of valuation methodologies using observable market inputs. Prices from pricing services are validated through comparison to internal pricing information and economic indicators as well as backtesting to trade data or other data to confirm that the pricing service’s significant inputs are observable. Broker quotes are non-binding, are reviewed for reasonableness, based on the Company’s understanding of the market, and are generally considered Level 3. Under certain conditions, the Company may conclude the prices received from independent third party pricing services or brokers are not reasonable or reflective of market activity. In those instances, the Company may choose to over-ride the third-party pricing information or quotes received and apply internally developed values to the related assets or liabilities. In such cases, the valuations are generally classified as Level 3. As of September 30, 2008 such over-rides on a net basis resulted in lower pricing levels being used and in aggregate were not materially different from the prices received from the independent pricing services.

Level 3 – Fair value is based on at least one or more significant unobservable inputs for the asset or liability. These inputs reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability. The Company’s Level 3 assets and liabilities primarily include: certain private fixed maturities and equity securities, certain manually priced public equity securities and fixed maturities, including certain asset-backed securities and securities where the Company chose to over-ride pricing information received from third parties, certain highly structured over-the-counter derivative contracts, certain commercial loans, certain consolidated real estate funds for which the Company is the general partner, and embedded derivatives resulting from certain products with guaranteed benefits. Prices are determined using valuation methodologies such as option pricing models, discounted cash flow models and other similar techniques. Prices may also be based upon non-binding quotes from brokers or other market-makers that are reviewed for reasonableness, based on the Company’s understanding of the market.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis, as of September 30, 2008.

	Level 1	Level 2	Level 3	Total
	(in thousands)
Fixed maturities, available for sale	$—	$7,062,118	$32,229	$7,094,347
Trading account assets	13,171	—	—	13,171
Equity securities, available for sale	8,388	1,711	—	10,099
Other long-term investments	9,694	(18,939)	(802)	(10,047)
Short term investments	1,023,980	510,607	—	1,534,587
Cash and cash equivalents	—	600,718	—	600,718
Reinsurance recoverable	—	—	491,982	491,982

Sub-total excluding separate account assets	$1,055,233	$8,156,215	$523,409	$9,734,857

Separate account assets (1)	18,516,485	10,008,231	—	28,524,716

Total assets	$19,571,718	$18,164,446	$523,409	$38,259,573

Future policy benefits	—	—	491,982	491,982

Total liabilities	$—	$—	$491,982	$491,982

(1)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account assets classified as Level 3 consist primarily of real estate and real estate investment funds. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s unaudited interim Statement of Financial Position.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

5.	FAIR VALUE (continued)

The following table provides a summary of the changes in fair value of Level 3 assets and liabilities for the three and nine months ending September 30, 2008, as well as the portion of gains or losses included in income for the three and nine months ended September 30, 2008 attributable to unrealized gains or losses related to those assets and liabilities still held at September 30, 2008.

	Three Months Ended September 30, 2008
	Fixed Maturities, Available For Sale	Other Long-term Investments	Reinsurance Recoverable	Future Policy Benefits
	(in thousands)
Fair value, beginning of period	$20,639	$(319)	$207,025	$(207,025)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	(483)	269,454	(269,454)
Asset management fees and other income	—	—	—	—
Included in other comprehensive income (loss)	(333)	—	—	—
Net investment income	(9)	—	—	—
Purchases, sales, issuances, and settlements	22,609	—	15,503	(15,503)
Foreign currency translation	—	—	—	—
Transfers into (out of) level 3 (1)	(10,677)	—	—	—

Fair value, end of period	$32,229	$(802)	$491,982	$(491,982)

Unrealized gains (losses) relating to those level 3 assets that were still held by the Company at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$—	$(483)	$277,302	$(277,302)
Asset management fees and other income	$—	$—	$—	$—
Interest credited to policyholder account	$—	$—	$—	$—
Included in other comprehensive income (loss)	$(333)	$—	$—	$—

(1)	Transfers into or out of level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(2)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

	Nine Months Ended September 30, 2008
	Fixed Maturities, Available For Sale	Other Long-term Investments	Reinsurance Recoverable	Future Policy Benefits
	(in thousands)
Fair value, beginning of period	$9,502	$(56)	$103,909	$(103,909)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	(746)	344,489	(344,489)
Asset management fees and other income	—	—	—	—
Included in other comprehensive income (loss)	(1,458)	—	—	—
Net investment income	(23)	—	—	—
Purchases, sales, issuances, and settlements	40,888	—	43,584	(43,584)
Foreign currency translation	—	—	—	—
Transfers into (out of) level 3 (1)	(16,680)	—	—	—

Fair value, end of period	$32,229	$(802)	$491,982	$(491,982)

Unrealized gains (losses) relating to those level 3 assets that were still held by the Company at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$—	$(746)	$351,868	$(351,868)
Asset management fees and other income	$—	$—	$—	$—
Interest credited to policyholder account	$—	$—	$—	$—
Included in other comprehensive income (loss)	$(1,458)	$—	$—	$—

(1)	Transfers into or out of level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(2)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

Transfers – Transfers out of Level 3 for Fixed Maturities Available for Sale totaled $10.7 million during the three months ended September 30, 2008. This activity was a result of the use of pricing service information that the Company was able to validate in the third quarter of 2008 but was not available in the second quarter of 2008.

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

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” This FSP clarifies the application of SFAS No. 157 in a market that is not active and applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS No. 157. The FSP is effective upon issuance, including prior periods for which financial statements have not been issued. Accordingly, the Company adopted this guidance effective September 30, 2008. The Company’s adoption of this guidance did not have a material effect on the Company’s financial position or results of operations.

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

Recent Accounting Pronouncements

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees” an amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. This FSP requires sellers of credit derivatives and certain guarantees to disclose (a) the nature of the credit derivative, the reason(s) for entering into the credit derivative, approximate term, performance triggers, and the current status of the performance risk; (b) the undiscounted maximum potential amount of future payments the seller could be required to make before considering any recoveries from recourse provisions or collateral; (c) the credit derivative’s fair value; (d) the nature of any recourse provisions and any collateral assets held to ensure performance; (e) requires the above disclosures for hybrid instruments that contain embedded derivatives; and (f) amends paragraph 13 of FIN 45 to require disclosure of the current status of the guarantee’s performance risk. In addition, this FSP clarifies that SFAS No. 161 shall be effective for financial statements issued for any annual or quarterly interim reporting period beginning after November 15, 2008. This FSP is effective for the Company’s 2008 annual financial statements and the Company is currently assessing the impact on these statements.

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

Income Taxes

The Company determines its interim tax provision using the annual effective tax rate methodology as required by Accounting Principles Board Opinion No. 28 and Financial Accounting Standards Board (“FASB”) Interpretation No. 18. The Company has utilized a discrete effective tax rate method to calculate taxes for the third quarter and first nine months of 2008. The Company believes that, at this time, the use of this discrete method is more appropriate than the full year effective tax rate method applied in prior quarters. As a result of the extreme volatility in the U.S. markets and its impact on the Company’s ability to forecast pre-tax earnings, the 2008 effective tax rate estimate is unreliable.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Prudential Annuities Life Assurance Corporation meets the conditions set forth in General Instruction H(1)(a) and (b) on Form 10-Q and is therefore filing this form with the reduced disclosure format.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Prudential Annuities Life Assurance Corporation (“PALAC” or the “Company”), formerly known as American Skandia Life Assurance Corporation, as of September 30, 2008 compared with December 31, 2007 and its results of operations for the three month and six month periods ended September 30, 2008 and 2007. You should read the following analysis of our financial condition and results of operations in conjunction with the “Risk Factors” section, the MD&A and the audited Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as well as the “Risk Factors” section, the statements under “Forward Looking Statements”, and the Interim Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Changes in Financial Position

2008 versus 2007

Assets decreased by $3.2 billion, from $45.3 billion at December 31, 2007 to $42.1 billion at September 30, 2008. Separate account assets decreased by $13.0 billion, primarily driven by market depreciation during the current year, and transfers to our general account due to an automatic rebalancing element in certain of our living benefit features which resulted in increases in fixed maturities of $5.8 billion. The automatic rebalancing element also drove increases in short term investments of $1.4 billion and investment receivables on open trades of $1.1 billion. Additionally, deferred policy acquisition costs (“DAC”) and deferred sales inducements (“DSI”) also increased by $193.4 million and $139.5 million, respectively, from December 31, 2007 to September 30, 2008, due to sales driving higher capitalized costs.

During the period, total liabilities decreased by $3.2 billion, from $44.2 billion at December 31, 2007 to $41.0 billion at September 30, 2008. Separate account liabilities decreased by $13.0 billion driven by market depreciation during the current year. Partially offsetting the separate account decrease were increases in policyholders’ account balances of $8.1 billion and investment payable on open trades of $942.9 million, primarily due to transfers of customer account values from the separate account variable investment options into the general account fixed rate investment options due to the automatic rebalancing element in certain of our living benefit features.

Results of Operations

2008 to 2007 Three Month Comparison

Net Income

Net income decreased $193.4 million, from $89.7 million for the three months ended September 30, 2007 to a loss of $103.7 million for the three months ended September 30, 2008. Results for both periods include the impact of an annual review of our estimate of total gross profits used as a basis for amortizing deferred policy acquisition and other costs and the reserve for the guaranteed minimum death and income benefit features of our variable annuity products. Net income for the three months ended September 30, 2008 included a $208.9 million charge from the annual review, primarily reflecting the impact of market value decreases in the underlying assets associated with our variable annuity products, and increased cost of expected death benefit claims due to lower expected lapse rates for policies where the current policyholder account value is below the guaranteed minimum death benefit. Net income for the three months ended September 30, 2007 included a $40.6 million benefit from this annual review, reflecting market value increases in the underlying assets associated with our variable annuity products, and decreased cost of actual and expected death claims.

Absent the effect of the annual reviews discussed above, net income for the three months ended September 30, 2008 increased $56.1 million from the three months ended September 30, 2007. Contributing to this increase was higher net investment income of $63.7 million due to transfers from the separate account variable investment options into the general account fixed rate investment options. The transfer of balances to our general account relates to an automatic rebalancing element in some of our living benefit features, which, as part of the overall product design, transferred approximately $4.5 billion of investments out of the separate accounts and into our general account due to equity market declines in the third quarter of 2008. Also contributing to the increase in net income was a decrease in income taxes of $48.8 million due to the loss in the current quarter and a decrease in the amortization of deferred policy acquisition and other costs of $42.3 million due to lower levels of actual gross profits driven by unfavorable market performance, partially offset by the quarterly adjustment for current period experience.

The quarterly adjustment for current period experience reflects the cumulative impact of differences between actual gross profits for the period and the previously estimated expected gross profits for the period, as well as an update for current claims costs associated with the guaranteed minimum death and income benefit features of our variable annuity products. The third quarter of 2008 reflects a charge of $26 million relating to this quarterly adjustment, due to less favorable than expected experience, while the third quarter of 2007 reflects a benefit of $1 million due to better than expected experience. Total estimated gross profits, including actual experience and estimates for future periods, are used as the basis for amortizing deferred policy acquisition and other costs. In addition, total estimated revenues and guaranteed benefit claims, which are components of total gross profits, are used for establishing the reserves for the guaranteed minimum death and income benefit features of our variable annuity products. To the extent each period’s actual experience differs from the previous estimate for that period, the assumed level of total gross profits may change, and a cumulative adjustment to previous periods’ costs, referred to as an adjustment for current period experience, may be required. The adjustment in the third quarter of 2008 resulted from less favorable than expected gross profits, due primarily to lower than expected fee income, and higher actual contract guarantee claims costs in the third quarter of 2008, primarily driven by financial market conditions.

In addition to the quarterly adjustment, the favorable variances in net income were further offset by higher interest credited to policyholder account balances of $40.7 million due to the aforementioned general account transfers. Policy charges and fee income and asset management fees decreased $24.7 million driven by lower average variable annuity asset balances invested in separate accounts. The declines in separate account assets were due to market depreciation and transfers of balances to our general account. Additionally, realized investment losses, net, increased by $16.3 million from losses of $13.7 million for the three months ended September 30, 2007 to losses of $30.0 million for the three months ended September 30, 2008, primarily driven by increased investment losses on our MVA portfolio due to derivative hedges and impairments on fixed maturities in the third quarter of 2008. Further details regarding the components of revenues and expenses are described below.

Further or continued deterioration of financial market conditions could result in additional market depreciation within our separate account assets and corresponding decreases in our fee income. Further or continued market declines could also result in additional adjustments to the amortization of deferred policy acquisition and other costs, and the costs relating to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products. In light of recent market conditions, adjustments to our estimate of total gross profits to reflect actual fund performance and any corresponding changes to the future rate of return assumptions will no longer be dependent on a comparison to a statistically generated range of estimated gross profits. Instead, for purposes of evaluating deferred policy acquisition and other costs and these reserves, total estimated gross profits will be updated for these items each quarter. We will continue to derive future rate of return assumptions using a reversion to the mean approach, a common industry practice. Under this approach, we consider actual returns over a period of time and adjust future projected returns so that the assets grow at the expected rate of return for the entire period. If the projected future rate of return is greater than our maximum future rate of return assumption, as was the case for certain groups of contracts in our annual review in the third quarter of 2008, we use the maximum future rate of return. Given that the estimates of future gross profits for certain of our variable annuity contracts are already based upon our maximum future rate of return assumption, all else being equal, further market movements could have a greater impact on the amortization of deferred policy acquisition and other costs, and the costs relating to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products, in comparison to prior periods.

Revenues

Revenues increased $24.2 million, from $247.2 million for the three months ended September 30, 2007 to $271.4 million for the three months ended September 30, 2008. Premiums increased $1.7 million, from $4.8 million for the three months ended September 30, 2007 to $6.5 million for the three months ended September 30, 2008, reflecting an increase in funds from customers electing to enter into the payout phase of their annuity contracts.

Policy charges and fee income decreased $18.6 million, from $179.4 million for the three months ended September 30, 2007 to $160.8 million for the three months ended September 30, 2008 driven by lower average variable annuity asset balances invested in separate accounts due to market depreciation and the transfer of balances to our general account relating to an automatic rebalancing element in some of our living benefit features, as discussed above.

Net investment income increased $63.7 million from $18.5 million for the three months ended September 30, 2007 to $82.2 million for the three months ended September 30, 2008 as a result of higher general account assets due to the automatic rebalancing element, as discussed above.

Realized investment losses, net, increased $16.3 million from a loss of $13.7 million for the three months ended September 30, 2007 to a loss of $30.0 million for the three months ended September 30, 2008. This change was driven by increased investment losses on our MVA portfolio due to derivative hedges and impairments on fixed maturities in the third quarter of 2008. Given current market conditions and liquidity concerns, beginning in the third quarter of 2008, our determinations of whether a decline in value is other-than-temporary resulting in the recognition of a realized loss, have placed greater emphasis on our internal analysis of the underlying credit and our ability and intent to hold the investment for a period of time to allow for a recovery of value, versus the extent and duration of a decline in fair value.

Asset management fees decreased $6.1 million, from $58.0 million for the three months ended September 30, 2007 to $51.9 million for the three months ended September 30, 2008 as a result of lower variable annuity asset balances invested in separate accounts due to market depreciation. Asset management fees are asset based fees, which are dependent on the value of assets under management.

Benefits and Expenses

Benefits and expenses increased $266.4 million, from $148.2 million for the three months ended September 30, 2007 to $414.6 million for the three months ended September 30, 2008. Results for both periods include the impact of the annual reviews discussed above. Benefits and expenses for the third quarter of 2008 included a $208.9 million charge from the annual review, including $134.9 million relating to reserve increases for the guaranteed minimum death and income benefit features of our variable annuity products and $74.0 million relating to increased amortization of deferred policy acquisition and other costs. Benefits and expenses for the third quarter of 2007 included a $40.6 million benefit from the annual review including $24.8 million relating to reserve decreases for the guaranteed minimum death and income benefit features of our variable annuity products and $15.8 million relating to decreased amortization of deferred policy acquisition and other costs. Absent the impact of these annual reviews, benefits and expenses for the three months ended September 30, 2008 increased $17.0 million from the three months ended September 30, 2007.

Policyholders’ benefits increased $160.5 million, from $(3.2) million for the three months ended September 30, 2007 to $157.3 million for the three months ended September 30, 2008, driven by $159.7 million from the impact of an annual review relating to reserve increases for the guaranteed minimum death and income benefit features of our variable annuity products, as discussed above.

Interest credited to policyholders’ account balances increased $57.0 million, from $21.6 million for the three months ended September 30, 2007 to $78.6 million for the three months ended September 30, 2008, primarily driven by higher average annuity account values invested in our general account resulting from transfers relating to an automatic rebalancing element in some of our living benefit features, as discussed above. Also contributing to the increase was the impact of an annual review of our estimate of total gross profits used as a basis for amortizing deferred sales inducements, as discussed above.

General, administrative and other expenses increased by $48.9 million, from $129.8 million for the three months ended September 30, 2007 to $178.7 million for the three months ended September 30, 2008. The increase was primarily driven by $ 69.6 million from the impact of an annual review of our estimate of total gross profits used as a basis for amortizing deferred policy acquisition and other costs, as discussed above. Also contributing to the increase was the impact of $19.9 million from the quarterly adjustment for current period experience, as discussed above. These unfavorable variances were partially offset by a decrease in the amortization of deferred policy acquisition and other costs of $35.0 million due to lower levels of actual gross profits driven by unfavorable market performance. We amortize deferred policy acquisition and other costs over the expected lives of the contracts, based on the level and timing of gross profits on the underlying product. In calculating gross profits, we consider mortality, persistency, and other elements as well as rates of return on investments associated with these contracts and include profits and losses related to these contracts that are reported in affiliated legal entities other than the Company as a result of, for example, reinsurance agreements with those affiliated entities.

2008 to 2007 Nine Month Comparison

Net Income

Net income decreased $200.4 million, from $208.0 million for the nine months ended September 30, 2007 to $7.6 million for the nine months ended September 30, 2008. Net income for the first nine months of 2008 included a $208.9 million charge and the first nine months of 2007 included a $40.6 million benefit from the annual reviews discussed above. Absent the effect of the annual reviews, net income for the nine months ended September 30, 2008 increased $49.1 million from the nine months ended September 30, 2007. Contributing to this increase was higher net investment income of $129.5 million due to transfers from the separate account variable investment options into the general account fixed rate investment options. The transfer of balances to our general account relates to an automatic rebalancing element in some of our living benefit features, which, as part of the overall product design, transferred approximately $8.2 billion of investments in the first nine months of 2008 out of the separate accounts and into our general account due to equity market declines. Also contributing to the increase in net income was a decrease in the amortization of deferred policy acquisition and other costs of $56.9 million due to lower levels of actual gross profits driven by unfavorable market performance and a decrease in reserves, net of claims, for the guaranteed minimum death benefit feature of $11.1 million due to lower benefit ratio, partially offset by the quarterly adjustment for current period experience. Additionally, income taxes decreased by $48.2 million driven by the lower pre-tax income in the current year.

The quarterly adjustment for current period experience reflects the cumulative impact of differences between actual gross profits for the period and the previously estimated expected gross profits for the period, as well as an update for current claims costs associated with the guaranteed minimum death and income benefit features of our variable annuity products. The first nine months of 2008 reflects a charge of $42.3 million relating to this quarterly adjustment, due to less favorable than expected experience, while the first nine months of 2007 reflects a benefit of $2.0 million due to better than expected experience. Less favorable than expected gross profits in the current period were primarily due to lower than expected fee income and higher actual contract guarantee claims costs in the first nine months of 2008, primarily driven by financial market conditions.

In addition to the quarterly adjustment, the favorable variances in net income were further offset by higher interest credited to policyholder account balances of $82.7 million due to the aforementioned general account transfers. Additionally, realized investment losses, net, increased by $65.2 million from losses of $29.6 million for the nine months ended September 30, 2007 to losses of $94.8 million for the nine months ended September 30, 2008, primarily driven by increased investment losses on our MVA portfolio due to derivative hedges and impairments on fixed maturities in the first nine months of 2008. Further details regarding the components of revenues and expenses are described below.

Revenues

Revenues increased $67.3 million, from $723.1 million for the nine months ended September 30, 2007 to $790.4 million for the nine months ended September 30, 2008. Premiums decreased $3.7 million, from $21.8 million for the nine months ended September 30, 2007 to $18.1 million for the nine months ended September 30, 2008, reflecting a decrease in funds from customers electing to enter into the payout phase of their annuity contracts.

Policy charges and fee income increased $5.7 million, from $512.6 million for the nine months ended September 30, 2007 to $518.3 million for the nine months ended September 30, 2008 due to the change in realized market value adjustments related to the Company’s market value adjusted investment option (the “MVA option”) of $18.5 million partially offset by lower mortality and expense (“M&E”) charges of $13.4 million driven by lower average variable annuity asset balances invested in separate accounts due to market depreciation and the transfer of balances to our general account relating to an automatic rebalancing element in some of our living benefit features, as discussed above.

Net investment income increased $129.5 million from $54.6 million for the nine months ended September 30, 2007 to $184.1 million for the nine months ended September 30, 2008 as a result of higher general account assets as these assets moved from separate account variable investment options into the general account fixed rate investment options due to the automatic rebalancing element, as discussed above.

Realized investment losses, net, increased $65.2 million from a loss of $29.6 million for the nine months ended September 30, 2007 to a loss of $94.8 million for the nine months ended September 30, 2008. This change was driven by increased investment losses on our MVA portfolio due to derivative hedges and impairments on fixed maturities in the first nine months of 2008. Given current market conditions and liquidity concerns, beginning in the third quarter of 2008, our determinations of whether a decline in value is other-than-temporary resulting in the recognition of a realized loss, have placed greater emphasis on our internal analysis of the underlying credit and our ability and intent to hold the investment for a period of time to allow for a recovery of value, versus the extent and duration of a decline in fair value.

Benefits and Expenses

Benefits and expenses increased $315.8 million, from $498.1 million for the nine months ended September 30, 2007 to $813.9 million for the nine months ended September 30, 2008. Results for both periods include the impact of the annual reviews discussed above. Benefits and expenses for the first nine months of 2008 included a $208.9 million charge from the annual review, including $134.9 million relating to reserve increases for the guaranteed minimum death and income benefit features of our variable annuity products and $74.0 million relating to increased amortization of deferred policy acquisition and other costs. Benefits and expenses for the first nine months of 2007 included a $40.6 million benefit from the annual review including $24.8 million relating to reserve decreases for the guaranteed minimum death and income benefit features of our variable annuity products and $15.8 million relating to decreased amortization of deferred policy acquisition and other costs. Absent the impact of these annual reviews, benefits and expenses for the nine months ended September 30, 2008 increased $66.3 million from the nine months ended September 30, 2007.

Policyholders’ benefits increased $152.8 million, from $43.4 million for the nine months ended September 30, 2007 to $196.2 million for the nine months ended September 30, 2008, driven by $159.7 million from the impact of an annual review relating to reserve increases for the guaranteed minimum death and income benefit features of our variable annuity products, as discussed above.

Interest credited to policyholders’ account balances increased $100.7 million, from $66.4 million for the nine months ended September 30, 2007 to $167.1 million for the nine months ended September 30, 2008, primarily driven by higher average annuity account values invested in our general account resulting from transfers relating to an automatic rebalancing element in some of our living benefit features, as discussed above. Also contributing the increase was the impact of an annual review of our estimate of total gross profits used as a basis for amortizing deferred sales inducements, as discussed above.

General, administrative and other expenses increased by $62.3 million, from $388.3 million for the nine months ended September 30, 2007 to $450.6 million for the nine months ended September 30, 2008. The increase was primarily driven by $ 69.6 million from the impact of an annual review of our estimate of total gross profits used as a basis for amortizing deferred policy acquisition and other costs, as discussed above, as well as the impact of $28.6 million from the quarterly adjustment for current period experience, as discussed above. Also contributing to the increase was higher employee benefit of $9.0 million and increased commission expenses, net of capitalization, of $6.1 million driven by higher asset based commissions resulting from increasing assets in trail commission period. Partially offsetting these increases was a decrease in the amortization of deferred policy acquisition and other costs of $51.2 million due to lower levels of actual gross profits driven by unfavorable market performance. We amortize deferred policy acquisition and other costs over the expected lives of the contracts, based on the level and timing of gross profits on the underlying product. In calculating gross profits, we consider mortality, persistency, and other elements as well as rates of return on investments associated with these contracts and include profits and losses related to these contracts that are reported in affiliated legal entities other than the Company as a result of, for example, reinsurance agreements with those affiliated entities.

Income Taxes

Our income tax provision amounted to an income tax benefit of $39.5 million in the third quarter of 2008 compared to income tax expense of $9.3 million in the third quarter of 2007. Our income tax provision amounted to an income tax benefit of $31.0 million in the first nine months of 2008 compared to income tax expense of $17.1 million in the first nine months of 2007, representing 132.2% of income from continuing operations before income taxes and equity in earnings of operating joint ventures for the first nine months of 2008 and 7.6% for the first nine months of 2007.

We have utilized a discrete effective tax rate method, as allowed by Accounting Principles Board Opinion No. 28 and Financial Accounting Standards Board Interpretation No. 18, to calculate taxes for the third quarter and first nine months of 2008. We believe that, at this time, the use of this discrete method is more appropriate than the full year effective tax rate method applied in prior quarters. As a result of the extreme volatility in the U.S. markets and its impact on our ability to forecast pre-tax earnings, the 2008 effective tax rate estimate is unreliable.

The decline in income tax expense primarily reflects the decline in pre-tax income from continuing operations before income taxes for both the third quarter and the first nine months of 2008.

The dividends received deduction, or DRD, reduces the amount of dividend income subject to U.S. tax and in recent years is the primary component of the difference between our effective tax rate and the federal statutory tax rate of 35%. The DRD for the current period was estimated using information from 2007, current year results, and was adjusted to take into account the current year’s equity market performance. The actual current year DRD can vary from the estimate based on factors such as, but not limited to, changes in the amount of dividends received that are eligible for the DRD, changes in the amount of distributions received from mutual fund investments, changes in the account balances of variable life and annuity contracts, and our taxable income before the DRD.

In August 2007, the Internal Revenue Service, or IRS, released Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the dividends received deduction related to variable life insurance and annuity contracts. In September 2007, the IRS released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspends Revenue Ruling 2007-54 and informs taxpayers that the U.S. Treasury Department and the IRS intend to address through new regulations the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the dividends received deduction related to variable life insurance and annuity contracts. These activities had no impact on our 2007 or 2008 results.

Item 4.	Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, or the “Exchange Act”, as of September 30, 2008. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2008, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

You should carefully consider the following risks. These risks could materially affect our business, results of operations or financial condition, or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q and in our 2007 Form 10-K.

Current difficult conditions in the global financial markets and the economy generally may materially adversely affect our business and results of operations.

Our results of operations are materially affected by conditions in the global financial markets and the economy generally, both in the U.S. and elsewhere around the world. The stress experienced by global financial markets that began in the second half of 2007 continued and substantially increased during the third quarter of 2008. The volatility and disruption in the global financial markets have reached unprecedented levels. The availability and cost of credit has been materially affected. These factors, combined with volatile oil prices, depressed home prices and increasing foreclosures, falling equity market values, declining business and consumer confidence and the risks of increased inflation and unemployment, have precipitated an economic slowdown and fears of a severe recession.

The global fixed-income markets are experiencing a period of both extreme volatility and limited market liquidity conditions, which has affected a broad range of asset classes and sectors. As a result, the market for fixed income instruments has experienced decreased liquidity, increased price volatility, credit downgrade events, and increased probability of default. Global equity markets have also been experiencing heightened volatility. These events and the continuing market upheavals have had and may continue to have an adverse effect on us. Our revenues are likely to decline in such circumstances, the cost of meeting our obligations to our customers may increase, and our profit margins could erode. In addition, in the event of a prolonged economic downturn, we could incur significant losses in our investment portfolio.

The demand for our products could be adversely affected in an economic downturn characterized by higher unemployment, lower family income, lower consumer spending, lower corporate earnings and lower business investment. We also may experience a higher incidence of claims and lapses or surrenders of policies. We cannot predict whether or when such actions may occur, or what impact, if any, such actions could have on our business, results of operations, cash flows and financial condition.

In response to the financial crises affecting the banking system and financial markets, on October 3, 2008, President Bush signed the Emergency Economic Stabilization Act of 2008 (the “EESA”) into law. Pursuant to the EESA, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of mortgage-backed and other securities from financial institutions for the purpose of stabilizing the financial markets. The U.S. Treasury and the bank regulatory agencies have also announced coordinated programs to invest an aggregate of $250 billion (out of the $700 billion) in capital issued by qualifying U.S. financial institutions and to guarantee senior debt of all FDIC insured institutions and their qualifying holding companies, as well as deposits in non-interest bearing transaction accounts. The capital issuance program involves the issuance by qualifying institutions of preferred stock and warrants to purchase common stock to the U.S. Treasury. The U.S. federal government has taken or is considering taking other actions to address the financial crisis that could further impact our business. Prudential Financial is currently evaluating its participation in the asset purchase programs, capital issuance programs and the debt guaranty programs. We cannot predict with any certainty the effect these actions will have on the financial markets or on our business, results of operations, cash flows and financial condition.

Continuing adverse financial market conditions may significantly affect our ability to meet liquidity needs, our access to capital and our cost of capital.

Adverse capital market conditions have affected and may continue to affect the availability and cost of borrowed funds and could impact our ability to refinance existing borrowings, thereby ultimately impacting our profitability and ability to support or grow our businesses. We need liquidity to pay our operating expenses, interest on our debt and replace certain maturing debt obligations. Without sufficient liquidity, we could be forced to curtail certain of our operations, and our business could suffer. The principal sources of our liquidity are annuity considerations and cash flow from our investment portfolio and assets, consisting mainly of cash or assets that are readily convertible into cash. Sources of liquidity in normal markets also may include a variety of short- and long-term instruments, including securities lending and repurchase agreements.

Disruptions, uncertainty or volatility in the financial markets may limit our access to capital required to operate our business. These market conditions may limit our ability to replace, in a timely manner, maturing debt obligations and access the capital necessary to grow our business, replace capital withdrawn by customers or raise new capital as a result of volatility in the markets. As a result, we may be forced to delay raising capital, bear an unattractive cost of capital or be unable to raise capital at any price, which could decrease our profitability and significantly reduce our financial flexibility. Actions we might take to access financing may in turn cause rating agencies to reevaluate our ratings.

In the event current resources do not satisfy our needs, we may have to seek additional financing. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to the financial services industry, and our credit ratings and credit capacity. Our internal sources of liquidity may prove to be insufficient, and in such case, we may not be able to successfully obtain additional financing on favorable terms, or at all.

The Risk Based Capital, or RBC, ratio is the primary measure by which we evaluate our capital adequacy. We manage our RBC ratio to a level consistent with a AA ratings objective. RBC is determined by statutory formulas that consider risks related to the type and quality of the invested assets, insurance-related risks associated with our products, interest rate risks and general business risks. The RBC ratio calculations are intended to assist insurance regulators in measuring the adequacy of our statutory capitalization. Subsequent to September 30, 2008 market conditions have negatively impacted the level of our capital, and absent a recovery in markets we will need to take capital management actions to maintain capital consistent with these ratings objectives, which may include redeployment of financial resources from internal sources or, if markets continue to decline, require external sources of capital. Certain of these capital management activities may require regulatory approval.

Market fluctuations and general economic, market and political conditions may adversely affect our business and profitability.

Even under relatively more favorable market conditions (such as those prevailing before the second half of 2007), our annuity products as well as our investment returns and our access to and cost of financing, are sensitive to fixed income, equity, real estate and other market fluctuations and general economic, market and political conditions. These fluctuations and conditions could adversely affect our results of operations, financial position and liquidity, including in the following respects:

•

The profitability of many of our insurance products depends in part on the value of the separate accounts supporting these products, which may fluctuate substantially depending on the foregoing conditions.

•

Market conditions resulting in reductions in the value of assets managed through our affiliated underlying mutual funds would have an adverse effect on our revenues and profitability, which depend on fees related primarily to the value of assets under management.

•

A change in market conditions, including prolonged periods of high inflation, could cause a change in consumer sentiment adversely affecting sales and persistency of our products. Similarly, changing economic conditions can influence customer behavior including but not limited to increasing claims.

•	Lapses of annuity products may increase if a market downturn, increased market volatility or other market conditions result in customers becoming dissatisfied with their products.

•

A market decline could result in guaranteed minimum benefits contained in many of our variable annuity products being higher than current account values or our pricing assumptions would support, requiring us to materially increase reserves for such products and may cause customers to retain contracts in force in order to benefit from the guarantees, thereby increasing their cost to us.

•

Market conditions beyond our control determine the availability and cost of the reinsurance protection we purchase. Accordingly, we may be forced to incur additional expenses for reinsurance or may not be able to obtain sufficient reinsurance on acceptable terms which could adversely affect the profitability of future business or our willingness to write future business.

•

Hedging instruments we hold to manage product and other risks might not perform as intended or expected resulting in higher realized losses and unforeseen cash needs. Market conditions can also increase the cost of executing product related hedges and such costs may not be recovered in the pricing of the underlying products being hedged. Our hedging strategies rely on the performance of counterparties to such hedges. These counterparties may fail to perform for various reasons resulting in hedge ineffectiveness and higher losses.

•

We have significant investment and derivative portfolios. Adverse capital market conditions, including but not limited to a lack of buyers in the marketplace, volatility, credit spread changes, and benchmark interest rate changes, will impact the liquidity and value of our investments and derivatives, potentially resulting in higher realized or unrealized losses. For example, a widening of credit spreads, such as the market has experienced recently, increases the net unrealized loss position of our investment portfolio and may ultimately result in increased realized losses. Values of our investments and derivatives can also be impacted by reductions in price transparency, changes in assumptions or inputs we use in estimating fair value and changes in investor confidence and preferences, potentially resulting in higher realized or unrealized losses. Volatility can make it difficult to value certain of our securities if trading becomes less frequent. As such, valuations may include assumptions or estimates that may have significant period to period changes which could have a material adverse effect on our consolidated results of operations or financial condition.

•

Regardless of market conditions, certain investments we hold, including private bonds and commercial mortgages, are relatively illiquid. If we needed to sell these investments, we may have difficulty doing so in a timely manner at a price that we could otherwise realize.

•

Market conditions could also impact our ability to fund foreseen and unforeseen cash and collateral requirements, potentially inhibiting our ability to perform under our counterparty obligations, support business initiatives and increasing realized losses.

As described above, the adverse market and economic conditions that began in the second half of 2007 have continued and substantially worsened during the third quarter of 2008. The foregoing risks are even more pronounced in these unprecedented market and economic conditions.

Interest rate fluctuations could adversely affect our businesses and profitability.

Our insurance products may be sensitive to interest rate fluctuations, and changes in interest rates could adversely affect our investment returns and results of operations, including in the following respects:

•

Some of our products expose us to the risk that changes in interest rates will reduce the spread between the amounts that we are required to pay under the contracts and the rate of return we are able to earn on our general account investments supporting the contracts. When interest rates decline, we have to reinvest the cash income from our investments in lower yielding instruments. Since many of our policies and contracts have guaranteed minimum interest or crediting rates or limit the resetting of interest rates, the spreads could decrease and potentially become negative. When interest rates rise, we may not be able to replace the assets in our general account with the higher yielding assets needed to fund the higher crediting rates necessary to keep these products and contracts competitive. This risk is heightened in the current market and economic environment, in which many desired securities are unavailable.

•

Changes in interest rates may reduce net investment income and thus our spread income which is a portion of our profitability. Changes in interest rates can also result in potential losses in our investment activities in which we borrow funds and purchase investments to earn additional spread income on the borrowed funds. A decline in market interest rates could also reduce our returns from investment of equity.

•

When interest rates rise, surrenders of annuity contracts may increase as policyholders seek to buy products with perceived higher returns, requiring us to sell investment assets potentially resulting in realized investment losses, or requiring us to accelerate the amortization of DAC or VOBA (both defined below).

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

•

Our mitigation efforts with respect to interest rate risk are primarily focused on maintaining an investment portfolio with diversified maturities that has a weighted average duration that is approximately equal to the duration of our estimated liability cash flow profile. However, there are practical and capital market limitations on our ability to accomplish this and our estimate of the liability cash flow profile may be inaccurate. Due to these and other factors we may need to liquidate investments prior to maturity at a loss in order to satisfy liabilities or be forced to reinvest funds in a lower rate environment. Although we take measures to manage the economic risks of investing in a changing interest rate environment, we may not be able to effectively mitigate the interest rate risk of our assets relative to our liabilities.

If our reserves for future policyholder benefits and claims are inadequate, we may be required to increase our reserves, which would adversely affect our results of operations and financial condition.

We establish and carry reserves to pay future policyholder benefits and claims. Our reserves do not represent an exact calculation of liability, but rather are actuarial or statistical estimates based on models that include many assumptions and projections which are inherently uncertain and involve the exercise of significant judgment, including as to the levels of and/or timing of receipt or payment of premiums, benefits, claims, expenses, interest credits, investment results (including equity market returns), retirement, mortality, morbidity and persistency. We cannot determine with precision the ultimate amounts that we will pay for, or the timing of payment of, actual benefits, claims and expenses or whether the assets supporting our policy liabilities, together with future premiums, will be sufficient for payment of benefits and claims. If we conclude that our reserves are insufficient to cover future policy benefits and claims, we would be required to increase our reserves and incur income statement charges for the period in which we make the determination, which would adversely affect our results of operations and financial condition.

For certain of our products, market performance impacts the level of statutory reserves and statutory capital we are required to hold, and may have an adverse effect on returns on capital associated with these products. Capacity for reserve funding structures available in the marketplace is currently limited as a result of market conditions generally. Our ability to efficiently manage capital and economic reserve levels may be impacted, thereby impacting profitability and return on capital.

Our profitability may decline if mortality rates, morbidity rates or persistency rates differ significantly from our pricing expectations.

We set prices for many of our annuity products based upon expected claims and payment patterns, using assumptions for mortality rates, or likelihood of death, and morbidity rates, or likelihood of sickness, of our policyholders. In addition to the potential effect of natural or man-made disasters, significant changes in mortality or morbidity could emerge gradually over time, due to changes in the natural environment, the health habits of the insured population, treatment patterns for disease or disability, the economic environment, or other factors. Pricing of our insurance and deferred annuity products are also based in part upon expected persistency of these products, which is the probability that a contract will remain in force from one period to the next. Results may also vary based on differences between actual and expected premium deposits and withdrawals for these products. Significant deviations in actual experience from our pricing assumptions could have an adverse effect on the profitability of our products. Although some of our products permit us to increase premiums or adjust other charges and credits during the life of the contract, the adjustments permitted under the terms of the contracts may not be sufficient to maintain profitability. Many of our products do not permit us to increase premiums or adjust other charges and credits or limit those adjustments during the life of the contract.

We may be required to accelerate the amortization of deferred policy acquisition costs, or DAC, or valuation of business acquired, or VOBA, or recognize impairment in the value of our goodwill or certain investments, which could adversely affect our results of operations or financial condition.

Deferred policy acquisition costs, or DAC, represent the costs that vary with and are related primarily to the acquisition of new and renewal annuity contracts, and we amortize these costs over the expected lives of the contracts. Valuation of business acquired, or VOBA, represents the present value of future profits embedded in acquired annuity contracts and is amortized over the expected effective lives of the acquired contracts. Management, on an ongoing basis, tests the DAC and VOBA recorded on our balance sheet to determine if these amounts are recoverable under current assumptions. In addition, we regularly review the estimates and assumptions underlying DAC and VOBA for those products for which we amortize DAC and VOBA in proportion to gross profits or gross margins. Given changes in facts and circumstances, these tests and reviews could lead to reductions in DAC and/or VOBA that could have an adverse effect on the results of our operations and our financial condition. Significant or sustained equity market declines as well as investment losses could result in an acceleration of amortization of the DAC and VOBA related to variable annuity contracts, resulting in a charge to income.

Our valuation of fixed maturity, equity and trading securities may include methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect our results of operations or financial condition.

During periods of market disruption, such as the unprecedented current market conditions, it may be difficult to value certain of our securities, such as sub-prime mortgage backed securities, if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the current financial environment or market conditions. As a result, valuations may include inputs and assumptions that are less observable or require greater estimation and judgment as well as valuation methods which are more complex. These values may not be ultimately realizable in a market transaction, and such values may change very rapidly as market conditions change and valuation assumptions are modified. Decreases in value may have a material adverse effect on our results of operations or financial condition.

The decision on whether to record an other-than-temporary impairment or write-down is determined in part by management’s assessment of the financial condition and prospects of a particular issuer, projections of future cash flows and recoverability of the particular security as well as an evaluation of the Company’s ability and intent to hold the securities to recovery. Given current market conditions and liquidity concerns, beginning in the third quarter of 2008, our determinations of whether a decline in value is other-than-temporary have placed greater emphasis on our analysis of the underlying credit and our ability and intent to hold the investment for a period of time to allow for a recovery of value, versus the extent and duration of a decline in value. Management’s conclusions on such assessments may ultimately prove to be incorrect as facts and circumstances change.

A downgrade or potential downgrade in our claims-paying or credit ratings could limit our ability to market products, increase the number or value of policies being surrendered, increase our borrowing costs and/or hurt our relationships with creditors or trading counterparties.

Claims-paying ratings, which are sometimes referred to as “financial strength” ratings, represent the opinions of rating agencies regarding the financial ability of an insurance company to meet its obligations under an insurance policy, and are important factors affecting public confidence in an insurer and its competitive position in marketing products. Credit ratings represent the opinions of rating agencies regarding an entity’s ability to repay its indebtedness. A downgrade in our claims-paying or credit ratings could limit our ability to market products, reduce our competitiveness, increase the number or value of policies being surrendered, increase our borrowing costs, adversely affect the availability of financial guarantees, such as letters of credit, cause additional collateral requirements under certain agreements (including our securities lending agreements), and/or hurt our relationships with creditors or trading counterparties.

On September 18, September 29, October 2 and October 10, 2008, A.M. Best Company, Inc., Fitch Ratings Ltd., Moody’s Investors Service, and Standard & Poor’s, respectively, each revised its outlook for the U.S. life insurance sector to negative from stable, citing, among other things, the significant deterioration and volatility in the credit and equity markets, economic and political uncertainty, and the expected impact of realized and unrealized investment losses on life insurers’ capital levels and profitability.

In view of the difficulties experienced recently by many financial institutions, we believe that the rating agencies may heighten the level of scrutiny that they apply to such institutions, may increase the frequency and scope of their credit reviews, may request additional information from the companies that they rate, and may adjust upward the capital and other requirements employed in the rating agency models for maintenance of certain ratings levels, such as the AA (Standard & Poor’s) and Aa2 (Moody’s Investors Service) insurer financial strength ratings currently held by the Company. The outcome of such a review may have adverse ratings consequences, which could have a material adverse effect on our results of operation and financial condition.

We cannot predict what actions rating agencies may take, or what actions we may take in response to the actions of rating agencies, which could adversely affect our business. As with other companies in the financial services industry, our ratings could be downgraded at any time and without notice by any rating agency.

Ratings downgrades and changes in credit spreads may require us to post collateral, thereby affecting our liquidity, and we may be unable to effectively implement certain capital management activities as a result, or for other reasons.

A downgrade in our credit or financial strength ratings could result in additional collateral requirements or other required payments under certain agreements, which are eligible to be satisfied in cash or by posting securities. A ratings downgrade of three ratings levels would result in estimated collateral posting requirements or payments under such agreements.

Losses due to defaults by others, including issuers of investment securities or reinsurance, bond insurers and derivative instrument counterparties, or a downgrade in the ratings of bond insurers, could adversely affect the value of our investments or reduce our profitability.

Issuers and borrowers whose securities or loans we hold, customers, trading counterparties, counterparties under swaps and other derivative contracts, reinsurers, clearing agents, exchanges, clearing houses and other financial intermediaries and guarantors, including bond insurers, may default on their obligations to us due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud or other reasons. Such defaults, instances of which have occurred in recent months, could have an adverse effect on our results of operations and financial condition.

In addition, we use derivative instruments to hedge various risks, including certain guaranteed minimum benefits contained in many of our variable annuity products. We enter into a variety of derivative instruments, including options, forwards, interest rate, credit default and currency swaps with a number of counterparties. Our obligations under our variable annuity products are not changed by our hedging activities and we are liable for our obligations even if our derivative counterparties do not pay us. This is a more pronounced risk to us in view of the recent stresses suffered by financial institutions. Such defaults could have a material adverse effect on our financial condition and results of operations.

Intense competition could adversely affect our ability to maintain or increase our market share or profitability.

In each of our businesses we face intense competition, both for the ultimate customers for our products and, in many businesses, for distribution through non-affiliated distribution channels. We compete based on a number of factors including brand recognition, reputation, quality of service, quality of investment advice, investment performance of our products, product features, scope of distribution and distribution arrangements, price, perceived financial strength and claims-paying and credit ratings. A decline in our competitive position as to one or more of these factors could adversely affect our profitability and assets under management. Many of our competitors are large and well capitalized and some have greater market share or breadth of distribution, offer a broader range of products, services or features, assume a greater level of risk, have lower profitability expectations or have higher claims-paying or credit ratings than we do. We could be subject to claims by competitors that our products infringe their patents, which could adversely affect our sales, profitability and financial position. The proliferation and growth of non-affiliated distribution channels puts pressure on our captive sales channels to increase their productivity and reduce their costs in order to remain competitive, and we run the risk that the marketplace will make a more significant or rapid shift to non-affiliated or direct distribution alternatives than we anticipate or are able to achieve ourselves, potentially adversely affecting our market share and results of operations. Competition for personnel in all of our businesses is intense, . The loss of personnel could have an adverse effect on our business and profitability.

Changes in U.S. federal income tax law or in the income tax laws of other jurisdictions in which we operate could make some of our products less attractive to consumers and increase our tax costs.

Current U.S. federal income tax laws generally permit certain holders to defer taxation on the build-up of value of annuities until payments are actually made to the policyholder or other beneficiary and to exclude from taxation the death benefit paid under a life insurance contract. Congress from time to time considers legislation that could make our products less attractive to consumers, including legislation that would reduce or eliminate the benefit of this deferral on some annuities, as well as other types of changes that could reduce or eliminate the attractiveness of annuities to consumers, such as repeal of the estate tax. For example, the Economic Growth and Tax Relief Reconciliation Act of 2001 and the Jobs and Growth Tax Relief Reconciliation Act of 2003 generally provide for lower income tax, capital gains and dividend tax rates that had the effect of reducing the benefits of tax deferral on the build-up of value of annuities. Continuation of these reduced rates, which are due to sunset by 2011, may hinder our sales and result in the increased surrender of annuity products.

Congress, as well as state and local governments, also considers from time to time legislation that could increase the amount of corporate taxes we pay. If such legislation is adopted our consolidated net income could decline. The U.S. Treasury Department and the Internal Revenue Service are addressing the methodology to be followed in determining the dividends received deduction related to annuity contracts. The dividends received deduction reduces the amount of dividend income subject to tax and is a significant component of the difference between our effective tax rate and the federal statutory tax rate of 35%. A change in the dividends received deduction, including the possible elimination of this deduction through regulations or legislation, could reduce our consolidated net income.

The products we sell have different tax characteristics, in some cases generating tax deductions. Certain of our products are significantly dependent on these characteristics and the Company’s ability to continue to generate taxable income, which are taken into consideration when pricing products and are a component of our capital management strategies. Accordingly, a change in tax law, or other factors impacting the availability of the tax characteristics generated by our products, could impact product pricing and returns.

Our businesses are heavily regulated and changes in regulation may reduce our profitability.

Our business is subject to comprehensive regulation and supervision. The purpose of this regulation is primarily to protect our customers. Many of the laws and regulations to which we are subject are regularly re-examined, and existing or future laws and regulations may become more restrictive or otherwise adversely affect our operations. This is particularly the case under current market conditions.

We are subject to the rules and regulations of the SEC relating to public reporting and disclosure, accounting and financial reporting, and corporate governance matters. The Sarbanes-Oxley Act of 2002 and rules and regulations adopted in furtherance of that Act have substantially increased the requirements in these and other areas for us.

Many insurance regulatory and other governmental or self-regulatory bodies have the authority to review our products and business practices and those of our agents and employees and to bring regulatory or other legal actions against us if, in their view, our practices, or those of our agents or employees, are improper. These actions can result in substantial fines, penalties or prohibitions or restrictions on our business activities and could adversely affect our business, reputation, results of operations or financial condition. For a discussion of material pending litigation and regulatory matters, see “Contingent Liabilities and Litigation and Regulatory Matters” in the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Insurance regulators, as well as industry participants, have also begun to consider potentially significant changes in the way in which statutory reserves and statutory capital are determined, particularly for products with embedded options and guarantees. New regulatory capital requirements have already gone into effect for variable annuity products. The timing of, and extent of, such changes to the statutory reporting framework are uncertain; however, the result could be increases to statutory reserves and capital, and an adverse effect on our products, sales and operating costs.

In view of recent events involving certain financial institutions, it is possible that the U.S. federal government will heighten its oversight of companies in the financial services industry such as us, including possibly through a federal system of insurance regulation. We cannot predict whether this or other proposals will be adopted, or what impact, if any, such proposals or, if enacted, such laws, could have on our business, financial condition or results of operations.

Compliance with applicable laws and regulations is time consuming and personnel-intensive, and changes in these laws and regulations may materially increase our direct and indirect compliance and other expenses of doing business, thus having a material adverse effect on our financial condition and results of operations.

Legal and regulatory actions are inherent in our businesses and could adversely affect our results of operations or financial position or harm our businesses or reputation.

We are, and in the future may be, subject to legal and regulatory actions in the ordinary course of our businesses, including in businesses that we have divested or placed in wind-down status. Some of these proceedings have been brought on behalf of various alleged classes of complainants. In certain of these matters, the plaintiffs are seeking large and/or indeterminate amounts, including punitive or exemplary damages. Substantial legal liability in these or future legal or regulatory actions could have an adverse affect on us or cause us reputational harm, which in turn could harm our business prospects.

Material pending litigation and regulatory matters affecting us, and certain risks to our businesses presented by such matters, are discussed under “Contingent Liabilities and Litigation and Regulatory Matters” in the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. Our litigation and regulatory matters are subject to many uncertainties, and given their complexity and scope, their outcome cannot be predicted. Our reserves for litigation and regulatory matters may prove to be inadequate. It is possible that our results of operations or cash flow in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation and regulatory matters depending, in part, upon the results of operations or cash flow for such period. In light of the unpredictability of the Company’s litigation and regulatory matters, it is also possible that in certain cases an ultimate unfavorable resolution of one or more pending litigation or regulatory matters could have a material adverse effect on the Company’s financial position.

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

•

Pandemic disease, caused by a virus such as H5N1 (the “Avian flu” virus), could have a severe adverse effect on our business. The potential impact of such a pandemic on our results of operations and financial position is highly speculative, and would depend on numerous factors, including: the probability of the virus mutating to a form that can be passed from human to human; the rate of contagion if and when that occurs; the regions of the world most affected; the effectiveness of treatment for the infected population; the rates of mortality and morbidity among various segments of the insured versus the uninsured population; the collectibility of reinsurance; the possible macroeconomic effects of a pandemic on the Company’s asset portfolio; the effect on lapses and surrenders of existing policies, as well as sales of new policies; and many other variables.

There can be no assurance that our business continuation plans and insurance coverages would be effective in mitigating any negative effects on our operations or profitability in the event of a terrorist attack or other disaster.

Our risk management policies and procedures may leave us exposed to unidentified or unanticipated risk, which could adversely affect our businesses or result in losses.

Our policies and procedures to monitor and manage risks, including hedging programs that utilize derivative financial instruments, may not be fully effective and may leave us exposed to unidentified and unanticipated risks. The Company uses models in its hedging programs and many other aspects of its operations, including but not limited to the estimation of actuarial reserves, the amortization of deferred acquisition costs and the value of business acquired, and the valuation of certain other assets and liabilities. These models rely on assumptions and projections that are inherently uncertain. Management of operational, legal and regulatory risks requires, among other things, policies and procedures to record properly and verify a large number of transactions and events, and these policies and procedures may not be fully effective. Past or future misconduct by our employees or employees of our vendors could result in violations of law by us, regulatory sanctions and/or serious reputational or financial harm and the precautions we take to prevent and detect this activity may not be effective in all cases. A failure of our computer systems or a compromise of their security could also subject us to regulatory sanctions or other claims, harm our reputation, interrupt our operations and adversely affect our business, results of operations or financial condition.

We face risks arising from acquisitions, divestitures and restructurings, including client losses, surrenders and withdrawals, difficulties in integrating and realizing the projected results of acquisitions and contingent liabilities with respect to dispositions.

We face a number of risks arising from acquisition transactions, including the risk that, following the acquisition or reorganization of a business, we could experience client losses, surrenders or withdrawals materially different from those we anticipate, as well as difficulties in integrating and realizing the projected results of acquisitions and restructurings and managing the litigation and regulatory matters to which acquired entities are party. These risks may adversely affect our results of operations or financial condition.

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

November 10, 2008

Exhibit Index

Exhibit Number and Description

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.