Form 10-K
period 2008-12-31
PRUDENTIAL ANNUITIES LIFE ASSURANCE CORP/CT
filed 2009-03-16
CIK 881453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

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

As of March 16, 2009, 25,000 shares of the registrant’s Common Stock (par value $100) consisting of 100 voting shares and 24,900 non-voting shares, were outstanding. As of such date, Prudential Annuities, Inc., formerly known as American Skandia, Inc., an indirect wholly owned subsidiary of Prudential Financial, Inc., a New Jersey corporation, owned all of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

THE INFORMATION REQUIRED TO BE FURNISHED PURSUANT TO PART III OF THIS FORM 10-K IS SET FORTH IN, AND IS HEREBY INCORPORATED BY REFERENCE HEREIN FROM, THE DEFINITIVE PROXY STATEMENT OF PRUDENTIAL FINANCIAL, INC. FOR THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON MAY 12, 2009, TO BE FILED BY PRUDENTIAL FINANCIAL, INC. WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION 14A NOT LATER THAN 120 DAYS AFTER DECEMBER 31, 2008.

Prudential Annuities Life Assurance Corporation meets the conditions set forth in General Instruction (I) (1) (a) and (b) on Form 10-K and

is therefore filing this Form 10-K with the reduced disclosure format.

Forward-Looking Statements

Certain of the statements included in this Annual Report on Form 10-K, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Prudential Annuities Life Assurance Corporation. There can be no assurance that future developments affecting Prudential Annuities Life Assurance Corporation will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income investments, equity, real estate and other financial markets, particularly in light of ongoing severe economic conditions and the severe stress experienced by the global financial markets that began in the second half of 2007 and has continued and substantially increased since then; (2) the availability and cost of external financing for our operations, which has been affected by the stress experienced by the global financial markets; (3) interest rate fluctuations; (4) reestimates of our reserves for future policy benefits and claims; (5) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates, or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (6) changes in our assumptions related to deferred policy acquisition costs, valuation of business acquired or goodwill; (7) changes in our claims-paying or credit ratings; (8) investment losses, defaults and counterparty non-performance; (9) competition in our product lines and for personnel; (10) changes in tax law; (11) regulatory or legislative changes, including government actions in response to the stress experienced by the global financial markets; (12) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities; (13) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (14) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (15) effects of acquisitions, divestitures and restructurings, including possible difficulties in integrating and realizing the projected results of acquisitions; (16) changes in statutory or U.S. GAAP accounting principles, practices or policies; and (17) changes in assumptions for retirement expense. As noted above, the adverse market and economic conditions that began in the second half of 2008 have continued and substantially worsened since then. The foregoing risks are even more pronounced in these unprecedented market and economic conditions. Prudential Annuities Life Assurance Corporation does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. -See “Risk Factors” for discussion of certain risks relating to our businesses and investment in our securities.

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

PAI, the direct parent of the Company, may make additional capital contributions to the Company, as needed, to enable the Company to comply with its reserve requirements and fund expenses in connection with its business. Generally, PAI is under no obligation to make such contributions and its assets do not back the benefits payable under the Company’s annuity contracts and life insurance. During 2008 and 2007, PAI made capital contributions of $540.8 million and $100.0 million, respectively to the Company. During 2006 PAI made no capital contributions to the Company.

Products

The Company offers a wide array of annuities, including deferred and immediate variable annuities that are registered with the United States Securities and Exchange Commission (the “SEC”), which may include (1) fixed interest rate allocation options, subject to a market value adjustment, and registered with the SEC, and (2) fixed rate allocation options not subject to a market value adjustment and not registered with the SEC. In addition, the Company has a relatively small in force block of variable life insurance policies, but it no longer actively sells such policies.

The Company offers variable annuities that provide its customers with tax-deferred asset accumulation together with a full suite of optional guaranteed death and living benefits. The optional benefit features contractually guarantee the contractholder a return of no less than (1) total deposits made to the contract less any partial withdrawals (“return of net deposits”), (2) total deposits made to the contract less any partial withdrawals plus a minimum return (“minimum return”), and/or (3) the highest contract value on a specified date minus any withdrawals (“contract value”). These guarantees may include benefits that are payable in the event of death, annuitization or at specified dates during the accumulation period and withdrawal and income benefits payable during specified periods. Our variable annuity investment options provide our customers with the opportunity to invest in proprietary and non-proprietary mutual fund sub-accounts, frequently under asset transfer programs, and fixed-rate options. The investments made by customers in the proprietary and non-proprietary mutual funds represent an interest in separate investment companies that provide a return linked to an underlying investment portfolio. The investments made in the fixed rate options are credited with interest at rates we determine, subject to certain minimums.

The primary risk exposures of our variable annuity contracts relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including equity market returns, interest rates, market volatility, timing of annuitization and withdrawals, contract surrenders and contractholder mortality. As part of our risk management strategy we hedge or limit our exposure to these risks, excluding those risks we have deemed suitable to retain, through a combination of product design elements, such as an automatic rebalancing element, externally purchased hedging instruments and affiliated reinsurance arrangements. The automatic rebalancing element included in the design of certain variable annuity products transfers assets between contractholder sub-accounts depending on a number of factors, including the investment performance of the sub-accounts. Negative investment performance may result in transfers to either a fixed-rate general account option or a separate account bond portfolio. In certain situations, assets may transfer back when investment performance improves. Other product design elements we utilize for certain products to manage these risks include asset allocation and minimum purchase age requirements.

Variable annuity account values with living benefit features were $22.9 billion and $23.8 billion as of December 31, 2008 and 2007, respectively. For risk management purposes, in addition to reinsurance of living benefit features to Pruco Reinsurance, Ltd. (“Pruco Re”) and the Prudential Insurance Company of America (“Prudential Insurance”), we segregate our variable annuity living benefit features into four broad product groupings, described in more detail below: (1) those where we utilize both an automatic rebalancing element and capital markets hedging in Pruco Re, (2) those where we utilize only an automatic rebalancing element, (3) those where we utilize only capital markets hedging in Pruco Re and Prudential Insurance and (4) those with risks we have deemed suitable to retain.

(1)	In addition to reinsurance to Pruco Re, we manage the equity market, interest rate and market volatility risks associated with our Highest Daily products by utilizing both an automatic rebalancing element and capital markets hedging. Our Highest Daily optional living benefits features guarantee, among other features, the ability to make withdrawals based on the highest daily contract value plus a minimum return credited for a period of time. This guaranteed value is accessible through withdrawals for the life of the contractholder (or joint lives, for the spousal version of the benefit,) and not as a lump-sum surrender value. For our Highest Daily products we utilize an automatic rebalancing element to limit our exposure to equity market risk and market volatility. Asset allocation and minimum purchase age requirements are also included in the design of our Highest Daily products to limit our exposure to equity market risk and market volatility. In addition to these product design elements, we actively hedge in Pruco Re our Highest Daily products, primarily for changes in interest rates, and to a lesser extent for changes in equity markets and market volatility, through the use of interest rate derivatives and equity options. Contracts with living benefit features where we utilize both an automatic rebalancing element and capital markets hedging represented $7.2 billion or 32%, and $2.7 billion or 12% of our variable annuity account values with living benefit features as of December 31, 2008 and 2007, respectively.

(2)	In addition to reinsurance to Pruco Re, we manage the equity market, interest rate and market volatility risks associated with our guaranteed return option, or GRO and GRO Plus, features through an automatic rebalancing element, included in the product’s design. Our GRO and GRO Plus features include a guaranteed minimum accumulation benefit which provides the contractholder with a guaranteed return of initial account value (adjusted for purchase payments and withdrawals) or an enhanced value, if applicable. Contracts with living benefit features where we utilize only an automatic rebalancing element represented $8.0 billion or 35%, and $10.1 billion or 43% of our variable annuity account values with living benefit features as of December 31, 2008 and 2007, respectively. These amounts exclude products that contain the Highest Daily GRO rider, which is included in the previous paragraph related to our Highest Daily product guarantees.

(3)	We manage the risks associated with all other accumulation and withdrawal guarantees through reinsurance agreements with Pruco Re and Prudential Insurance. The Company has entered into reinsurance agreements to transfer the risk related to these guarantees to affiliates. In the affiliates, we manage the risks associated with all other accumulation and withdrawal guarantees through capital markets hedging. We actively hedge these guarantees for changes in equity markets, interest rates, and market volatility through the use of equity options and interest rate derivatives. Contracts with living benefit features where we utilize only capital markets hedging represented $7.2 billion or 31%, and $10.2 billion or 43% of our variable annuity account values with living benefit features as of December 31, 2008 and 2007, respectively. As a result of the volatility and disruption in the global financial markets, we have ceased sales of certain of these products.

(4)	We have deemed the risks associated with our guaranteed minimum income benefits suitable to retain. Our guaranteed minimum income benefits guarantee a minimum return on the contract value or an enhanced value, if applicable, to be used for purposes of determining annuity income payments. Contracts with living benefit features and only with risks we have deemed suitable to retain represented $0.5 billion or 2%, and $.8 billion or 3% of our variable annuity account values with living benefit features as of December 31, 2008 and 2007, respectively.

We have deemed the risks associated with our guaranteed minimum death benefits suitable to retain. Our guaranteed minimum death benefits guarantee a minimum return on the contract value or an enhanced value, if applicable, to be used for purposes of determining benefits payable in the event of death. All of the $22.9 billion and $23.8 billion of variable annuity account values with living benefit features as of December 31, 2008 and 2007, respectively, also contain guaranteed minimum death benefits, with $15.2 billion or 67% and $12.9 billion or 54% benefiting from an automatic rebalancing element, as discussed above. An additional $11.2 billion and $18.3 billion of variable annuity account values as of December 31, 2008 and 2007, respectively, contain guaranteed minimum death benefits, but no living benefit features.

Marketing and Distribution

The Company sells its annuity products through multiple distribution channels, including (1) independent broker-dealer firms and financial planners; (2) broker-dealers that are members of the New York Stock Exchange, including “wirehouse” and regional broker-dealer firms; and (3) broker-dealers affiliated with banks or that specialize in marketing to customers of banks. Although the Company is active in each of those distribution channels, the majority of the Company’s sales have come from the independent broker-dealer firms and financial planners. The Company has selling agreements with approximately nine hundred broker-dealer firms and financial institutions. On June 1, 2006, The Prudential Insurance Company of America, an affiliate of the Company, acquired the variable annuity business of The Allstate Corporation (“Allstate”), which included exclusive distribution through Allstate’s agency distribution force of nearly 15,000 independent contractors and financial professionals. The Company began distributing variable annuities through the Allstate agency distribution channel in the third quarter of 2006.

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

Underwriting and Pricing

We earn asset administration fees calculated on the average separate account assets invested in the underlying mutual funds offered in our variable annuity products, and mortality and expense fees and other fees for various insurance-related options and features, including optional guaranteed death and living benefit features, based on average daily net assets of the value of the annuity separate accounts. We also receive fees from certain affiliated and unaffiliated underlying mutual funds (or their affiliates) for administrative services that we perform. For certain optional features, our charge may be expressed as a percentage of the “protected value” under the benefit, rather than as a percentage of average daily net assets. We declare the rate of return on our fixed interest rate options offered in our variable annuities based on certain assumptions, including but not limited to investment returns, expenses and persistency. Competition also influences our pricing. We seek to maintain a spread between the return on our general account invested assets and the interest we credit on our fixed-rate option annuities. For assets transferred to a fixed rate general account option pursuant to the automatic rebalancing element, we earn a spread for the difference between the return on our general account invested assets and the interest credited to contractholder account balances. To encourage persistency, most of our variable annuities are subject to surrender or withdrawal charges that decline over specified number of years. In addition, the living benefit features of our variable annuity products encourage persistency because the potential value of the living benefit is fully realized only if the contract persists.

Reserves

We establish and carry as liabilities actuarially determined reserves for future policy benefits that we believe will meet our future obligations for our in force annuity contracts, including the minimum death benefit and living benefit guarantee features of some of these contracts. We base these reserves on assumptions we believe to be appropriate for investment yield, persistency, withdrawal rates, mortality rates, expenses and margins for adverse deviation. Certain of the living benefit guarantee features on variable annuity contracts are accounted for as embedded derivatives and are carried at fair value, and reported gross of reinsurance credit. The fair values of these benefit features are calculated as the present value of future expected benefit payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature. We establish liabilities for policyholders’ account balances that represent cumulative gross premium payments plus credited interest and/or fund performance, less withdrawals, expenses and mortality charges.

Reinsurance

During 2008, the Company entered into three new reinsurance agreements with an affiliate as part of its risk management and capital management strategies. Effective January 28, 2008, the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Highest Daily Lifetime Seven (“HD7”) and Spousal Highest Daily Lifetime Seven (“SHD7”) benefit features sold on certain of its annuities. Effective January 28, 2008, the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Guaranteed Return Option Plus 2008 (“GRO Plus 2008”) benefit feature sold on certain of its annuities. Effective January 28, 2008 the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Highest Daily Guaranteed Return Option (“HD GRO”) benefit feature sold on certain of its annuities.

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

Insurance companies are subject to Risk Based Capital (“RBC”) guidelines, monitored by state insurance regulators that measure the ratio of the Company’s statutory surplus with certain adjustments to its required capital, based on the risk characteristics of its insurance liabilities and investments. Required capital is determined by statutory formulas that consider risks related to the type and quality of invested assets, insurance-related risks associated with the Company’s products, interest rate risks and general business risks. The RBC calculations are intended to assist regulators in measuring the adequacy of the Company’s statutory capitalization.

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

Insurance Reserves

State insurance laws require us to analyze the adequacy of our reserves annually. The respective appointed actuaries must each submit an opinion that our reserves, when considered in light of the assets we hold with respect to those reserves, make adequate provision for our contractual obligations and related expenses.

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

State Securities Regulation

Certain states may deem our variable annuity products as “securities” within the meaning of state securities laws. As securities, variable annuities are subject to filing and certain other requirements. Also, sales activities with respect to these products generally are subject to state securities regulation. Such regulation may affect investment advice, sales and related activities for these products.

Federal Regulation

Our variable annuity products and our registered market value adjustment options, generally are “securities” within the meaning of federal securities laws, registered under the federal securities laws and subject to regulation by the SEC and FINRA. Although the federal government does not comprehensively regulate the business of insurance, federal legislation and administrative policies in several areas, including taxation, financial services regulation and pension and welfare benefits regulation, can significantly affect the insurance industry. Congress also periodically considers and is considering laws affecting privacy of information and genetic testing that could significantly and adversely affect the insurance industry.

In view of recent events involving certain financial institutions, it is possible that the U.S. federal government will heighten its oversight of companies in the financial services industry such as us, including possibly through a federal system of insurance regulation.

Tax Legislation

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

The Economic Growth and Tax Relief Reconciliation Act of 2001 and the Jobs and Growth Tax Relief Reconciliation Act of 2003 generally provided for lower income tax, capital gains and dividend tax rates that had the effect of reducing the benefits of tax deferral on the build-up of value of annuities and life insurance products. The 2001 Act also included provisions that eliminate over time the estate, gift and generation skipping taxes and partially eliminates the step up in basis rules applicable to property held in a decedent’s estate. These reduced rates, which are due to sunset in 2011, may hinder our sales and result in increased surrenders of insurance and annuity products.

The U.S. Treasury Department and the Internal Revenue Service intend to address through regulations the methodology to be followed in determining the dividends received deduction, or DRD, related to variable life insurance and annuity contracts. The DRD reduces the amount of dividend income subject to U.S. tax and is a significant component of the difference between our actual tax expense and expected amount determined using the federal statutory tax rate of 35%. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through regulations or legislation, could increase our actual tax expense and reduce our net income.

The products we sell have different tax characteristics, in some cases generating tax deductions. Certain of our products are significantly dependent on these characteristics and our ability to continue to generate taxable income, which are taken into consideration when pricing products and are a component of our capital management strategies. Accordingly, a change in tax law, our ability to generate taxable income, or other factors impacting the availability of the tax characteristics generated by our products, could impact product pricing and returns.

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

Privacy Regulation

Federal and state law and regulation require financial institutions and other businesses to protect the security and confidentiality of personal information, including health-related and customer information and to notify customers and other individuals about their policies and practices relating to their collection and disclosure of health-related and customer information and their practices relating to protecting the security and confidentiality of that information. State laws regulate use and disclosure of social security numbers and require notice to affected individuals, law enforcement, regulators and others if there is a breach of the security of certain personal information, including social security numbers, and require all holders of certain personal information to protect the security of the data. Federal regulations require financial institutions and creditors to implement effective programs to detect, prevent, and mitigate identity theft. Federal and state laws and regulations regulate the ability of financial institutions to make telemarketing calls and to send unsolicited e-mail messages to consumers and customers. Federal law and regulation regulate the permissible uses of certain personal information, including consumer report information. Federal and state governments and regulatory bodies may be expected to consider additional or more detailed regulation regarding these subjects and the privacy and security of personal information.

Competition

The Company is competing for management of individuals’ savings dollars in the United States. Competitors in this business include banks, investment companies, insurance companies and other financial institutions. According to Info-One’s Variable Annuity Research & Data Service (“VARDS”), the combined annuity business of Prudential Financial, which includes the Company, was ranked 6th in sales of variable annuities for the year ended December 31, 2008, and 7th in assets under management as of December 31, 2008. Competitive factors in this industry include investment performance, product design, visibility in the marketplace, financial strength ratings, distribution capabilities, levels of charges and credited rates, brand recognition, reputation, customer service and sales force service and education. As of the filing date, the Company’s financial strength or claims paying ratings from Fitch Ratings, A.M. Best Co. and Standard and Poor’s is A+, A+ and AA-, respectively.

Segments

The Company currently operates as one reporting segment. Revenues, net income and total assets for this segment can be found on the Company’s Statements of Financial Position as of December 31, 2008 and 2007 and Statements of Operations and Comprehensive Income for the year ended December 31, 2008, year ended December 31, 2007, and year ended December 31, 2006. The Company’s total assets as of December 31, 2008, 2007, and 2006 were $39.6 billion, $45.3 billion, and $38.6 billion, respectively. Revenues and assets generated from the Company’s variable life and qualified plan product offerings have been insignificant in comparison to the revenues and assets generated from the Company’s core product, variable annuities.

Employees

As of December 31, 2007, the Company had 501 employees. As of November 2008, the Company’s employees were transferred to Prudential Insurance.

Item 1A.	Risk Factors

The Company is an indirectly owned subsidiary of Prudential Financial. The following risks could materially affect Prudential Financial’s and/or the Company’s business, results of operations or financial condition or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in this Annual Report on Form 10-K.

Our business and our results of operations have been materially adversely affected by the adverse conditions in the global financial markets and economic conditions generally. Our business, results of operations and financial condition may be further adversely affected, possibly materially, if these conditions persist or deteriorate. We cannot predict the effect of governmental actions in response to the current financial crisis.

The stress experienced by global financial markets that began in the second half of 2007 has continued and substantially increased since then. The volatility and disruption in the global financial markets have reached unprecedented levels. The availability and cost of credit has been materially affected. These factors, combined with economic conditions in the U.S. including depressed home prices and increasing foreclosures, falling equity market values, declining business and consumer confidence and rising unemployment, have precipitated a severe economic recession and fears of even more severe and prolonged adverse economic conditions.

The global fixed-income markets are experiencing a period of both extreme volatility and limited market liquidity conditions, which has affected a broad range of asset classes and sectors. As a result, the market for fixed income instruments has experienced decreased liquidity, increased price volatility, credit downgrade events, and increased probability of default. Global equity markets have also been experiencing heightened volatility. These events and the continuing market upheavals have had and may continue to have an adverse effect on us. Our revenues are likely to decline in such circumstances, the cost of meeting our obligations to our customers may increase, and our profit margins would likely erode. In addition, in the event of a prolonged or severe economic downturn, we could incur significant losses in our investment portfolio.

The demand for our products could be adversely affected in an economic downturn characterized by higher unemployment, lower family income, lower consumer spending, lower corporate earnings and lower business investment. We also may experience a higher incidence of claims and lapses or surrenders of policies. Our policyholders may choose to defer or stop paying insurance premiums. We cannot predict definitively whether or when such actions, which could impact our business, results of operations, cash flows, and financial condition, may occur.

In response to the market dislocation affecting the banking system and financial markets, on October 3, 2008, President Bush signed the Emergency Economic Stabilization Act of 2008, or EESA, into law. Pursuant to the EESA, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of mortgage-backed and other securities from financial institutions for the purpose of stabilizing the financial markets. On October 14, 2008, the U.S. Treasury announced that it would use EESA authority to invest an aggregate of $250 billion (of the first $350 billion released under EESA) in capital issued by qualifying U.S. financial institutions under the U.S. Treasury’s Capital Purchase Program, which is part of the Troubled Asset Relief Program, or TARP. The TARP Capital Purchase Program involves the issuance by qualifying institutions of preferred stock and warrants to purchase common stock to the U.S. Treasury. Concurrently, in coordination with the U.S. Treasury, the FDIC announced the Temporary Liquidity Guarantee Program, through which it guarantees certain newly issued senior unsecured debt issued by FDIC insured institutions and their qualifying holding companies, as well as funds over $250,000 in non-interest-bearing transaction deposit accounts. In addition, since March 2008, the Federal Reserve has created several lending facilities to stabilize financial markets. Most recently, on November 25, 2008, the Federal Reserve announced the Term Asset-Backed Securities Loan Facility, or TALF. The TALF has not yet been implemented but is designed to provide secured financing for newly issued asset-backed securities backed by certain types of consumer and small business loans.

On February 10, 2009, the U.S. Treasury announced a Financial Stability Plan to build upon existing programs and earmark the second $350 billion of funds that were authorized under the EESA and released in January 2009. The elements of the Financial Stability Plan, as described by the U.S. Treasury, are a Capital Assistance Program and Financial Stability Trust to make capital available to financial institutions through additional purchases of preferred stock, a Public-Private Investment Fund to buy legacy loans and assets from financial institutions, a Consumer and Business Lending Initiative to restart securitization markets for loans to consumers and businesses by expanding upon TALF, and a comprehensive housing program to, among other things, help reduce mortgage payments and interest rates. The U.S. Treasury has stated that the Financial Stability Plan will require high levels of transparency and accountability standards and dividend, acquisition and executive compensation restrictions for financial institutions that receive government assistance going forward.

Prudential Financial has applied to participate in the Capital Purchase Program, although no determination with respect to its participation has been made. Management also continues to evaluate other government sponsored programs for which Prudential Financial and its subsidiaries may be eligible.

The U.S. federal government has taken or is considering taking other actions to address the financial crisis that could further impact our business. We cannot predict with any certainty whether these actions will be effective or the effect they may have on the financial markets or on our business, results of operations, cash flows and financial condition.

Markets in the United States and elsewhere have experienced extreme and unprecedented volatility and disruption, with adverse consequences to our liquidity, access to capital and cost of capital. A continuation or deterioration in these conditions may significantly affect our ability to meet liquidity needs, our access to capital and our cost of capital.

Adverse capital market conditions have affected and may continue to affect the availability and cost of borrowed funds and could impact our ability to refinance existing borrowings, thereby ultimately impacting our profitability and ability to support or grow our businesses. We need liquidity to pay our operating expenses, interest on our debt and replace certain maturing debt obligations. Without sufficient liquidity, we could be forced to curtail certain of our operations, and our business could suffer. The principal sources of our liquidity are annuity considerations, deposit funds and cash flow from our investment portfolio and assets, consisting mainly of cash or assets that are readily convertible into cash. Sources of liquidity in normal markets also include a variety of short- and long-term instruments, including securities lending and repurchase agreements, commercial paper, medium and long-term debt and capital securities.

Disruptions, uncertainty or volatility in the financial markets have limited and may be expected to continue to limit our access to capital required to operate our business. These market conditions may limit our ability to replace, in a timely manner, maturing debt obligations and access the capital necessary to grow our business, and replace capital withdrawn by customers as a result of volatility in the markets. As a result, we may be forced to delay raising capital, issue shorter tenor securities than would be optimal, bear an unattractive cost of capital or be unable to raise capital at any price, which could decrease our profitability and significantly reduce our financial flexibility. Actions we might take to access financing may in turn cause rating agencies to reevaluate our ratings.

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

The Risk Based Capital, or RBC, ratio is the primary measure by which we evaluate our capital adequacy. We manage our RBC ratio to a level consistent with an AA ratings objective; however, rating agencies take into account a variety of factors is assigning ratings in addition to RBC levels. RBC is determined by statutory formulas that consider risks related to the type and quality of the invested assets, insurance-related risks associated with our products, interest rate risks and general business risks. The RBC ratio calculations are intended to assist insurance regulators in measuring the adequacy of our statutory capitalization. Subsequent to September 30, 2008 market conditions have negatively impacted the level of our capital, and absent a recovery in markets we will need to take capital management actions to maintain capital consistent with these ratings objectives, which may include redeployment of financial resources from internal sources or, if markets continue to decline, require external sources of capital. Certain of these capital management activities may require regulatory approval.

A continuation or worsening of the disruptions in the credit and capital markets could adversely affect the Company’s ability to access sources of liquidity, as well as threaten to reduce our capital below a level that is consistent with our existing ratings objectives. Therefore, we may need to take additional actions, which may include but are not limited to: (1) additional capital management activities; (2) further access to our alternative sources of liquidity; (3) limiting or curtailing sales of certain products and/or restructuring existing products; and (4) seeking temporary or permanent changes to regulatory rules. Certain of these actions could require regulatory approval.

The Company is a wholly owned subsidiary of PAI and indirectly owned by Prudential Financial. As such, it is possible that we may need to rely on our parent company to meet our liquidity needs in the future. Therefore, we are subject to the same risks as PAI and Prudential Financial.

Market fluctuations and general economic, market and political conditions may adversely affect our business and profitability.

Even under relatively more favorable market conditions (such as those prevailing before the second half of 2007), our products, as well as our investment returns and our access to and cost of financing, are sensitive to fixed income, equity, real estate and other market fluctuations and general economic, market and political conditions. These fluctuations and conditions could adversely affect our results of operations, financial position and liquidity, including in the following respects:

•

The profitability of many of our insurance products depends in part on the value of the separate accounts supporting these products, which fluctuate substantially depending on the foregoing conditions.

•

Hedging instruments held by our affiliates to manage product and other risks might not perform as intended or expected resulting in higher realized losses and unforeseen cash needs. Market conditions can also further increase the cost of executing product related hedges and such costs may not be recovered in the pricing of the underlying products being hedged. Our hedging strategies rely on the performance of counterparties to such hedges. These counterparties may fail to perform for various reasons resulting in hedge ineffectiveness and higher losses.

•

Market conditions resulting in reductions in the value of assets we administer have an adverse effect on the revenues and profitability of our asset administration, which depends on fees related primarily to the value of assets under management, and could further decrease the value of our proprietary investments.

•

Sales of our products may decline, and lapses and surrenders of variable life and annuity products may increase if a market downturn, increased market volatility or other market conditions result in customers becoming dissatisfied with their products.

•

A change in market conditions, including prolonged periods of high inflation, could cause a change in consumer sentiment adversely affecting sales and persistency of our long-term savings and protection products. Similarly, changing economic conditions can influence customer behavior including but not limited to increasing claims in certain annuities.

•

A market decline could further result in guaranteed minimum benefits contained in many of our variable annuity products being higher than current account values or our pricing assumptions would support, requiring us to materially increase reserves for such products and may cause customers to retain contracts in force in order to benefit from the guarantees, thereby increasing their cost to us.

•

We have significant investment and derivative portfolios, including but not limited to corporate and asset-backed securities, equities and commercial real estate. Economic conditions as well as adverse capital market conditions, including but not limited to a lack of buyers in the marketplace, volatility, credit spread changes, and benchmark interest rate changes, will impact the liquidity and value of our investments and derivatives, potentially resulting in higher realized or unrealized losses. For example, a widening of credit spreads, such as the market has experienced recently, increases the net unrealized loss position of our investment portfolio and may ultimately result in increased realized losses. Values of our investments and derivatives can also be impacted by reductions in price transparency, changes in assumptions or inputs we use in estimating fair value and changes in investor confidence and preferences, potentially resulting in higher realized or unrealized losses. Volatility can make it difficult to value certain of our securities if trading becomes less frequent. As such, valuations may include assumptions or estimates that may have significant period to period changes which could have a material adverse effect on our results of operations or financial condition.

•

Regardless of market conditions, certain investments we hold, including private bonds and commercial mortgages, are relatively illiquid. If we needed to sell these investments, we may have difficulty doing so in a timely manner at a price that we could otherwise realize.

As described above, the adverse market and economic conditions that began in the second half of 2007 have continued and substantially worsened. The foregoing risks are even more pronounced in these unprecedented market and economic conditions.

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

•

Changes in interest rates may reduce net investment income and thus our spread income which is a substantial portion of our profitability. Changes in interest rates can also result in potential losses in our investment activities in which we borrow funds and purchase investments to earn additional spread income on the borrowed funds. A decline in market interest rates could also reduce our returns from investment of equity.

•

When interest rates rise, policy loans and surrenders and withdrawals of life insurance policies and annuity contracts may increase as policyholders seek to buy products with perceived higher returns, requiring us to sell investment assets potentially resulting in realized investment losses, or requiring us to accelerate the amortization of DAC or VOBA (both defined below).

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

•

Our mitigation efforts with respect to interest rate risk are primarily focused on maintaining an investment portfolio with diversified maturities that has a weighted average duration that is approximately equal to the duration of our estimated liability cash flow profile. However, there are practical and capital market limitations on our ability to accomplish this and our estimate of the liability cash flow profile may be inaccurate. Due to these and other factors we may need to liquidate investments prior to maturity at a loss in order to satisfy liabilities or be forced to reinvest funds in a lower rate environment. Although we take measures to manage the economic risks of investing in a changing interest rate environment, we may not be able to effectively mitigate, and may choose based on factors, including economic considerations, not to fully mitigate, the interest rate risk of our assets relative to our liabilities.

If our reserves for future policyholder benefits and claims are inadequate, we may be required to increase our reserves, which would adversely affect our results of operations and financial condition.

We establish and carry reserves to pay future policyholder benefits and claims. Our reserves do not represent an exact calculation of liability, but rather are actuarial or statistical estimates based on models that include many assumptions and projections which are inherently uncertain and involve the exercise of significant judgment, including as to the levels and/or timing of benefits, claims, expenses, investment results, including equity market returns, mortality, morbidity and persistency. We cannot determine with precision the ultimate amounts that we will pay for, or the timing of payment of, actual benefits, claims and expenses or whether the assets supporting our policy liabilities, will be sufficient for payment of benefits and claims. If we conclude that our reserves are insufficient to cover future policy benefits and claims, we would be required to increase our reserves and incur income statement charges for the period in which we make the determination, which would adversely affect our results of operations and financial condition.

For certain of our products, market performance impacts the level of statutory reserves and statutory capital we are required to hold, and may have an adverse effect on returns on capital associated with these products. For example, equity market declines in the fourth quarter of 2008 caused a significant increase in the level of statutory reserves and statutory capital we are required to hold in relation to our annuities business. Capacity for reserve funding structures available in the marketplace is currently limited as a result of market conditions generally. Our ability to efficiently manage capital and economic reserve levels may be impacted, thereby impacting profitability and return on capital.

Our profitability may decline if mortality rates or persistency rates differ significantly from our pricing expectations.

We set prices for many of our products based upon expected claims and payment patterns, using assumptions for mortality rates, or likelihood of death, of our policyholders. In addition to the potential effect of natural or man-made disasters, significant changes in mortality or morbidity could emerge gradually over time, due to changes in the natural environment, the health habits of the insured population, treatment patterns for disease or disability, the economic environment, or other factors. Pricing of our products is also based in part upon expected persistency of these products, which is the probability that a policy or contract will remain in force from one period to the next. Persistency may be significantly impacted by the value of guaranteed minimum benefits contained in many of our variable annuity products being higher than current account values in light of equity market declines. Results may also vary based on differences between actual and expected premium deposits and withdrawals for these products. Significant deviations in actual experience from our pricing assumptions could have an adverse effect on the profitability of our products.

We may be required to accelerate the amortization of DAC or VOBA, or certain investments, which could adversely affect our results of operations or financial condition.

Deferred policy acquisition costs, (“DAC”), represent the costs that vary with and are related primarily to the acquisition of new and renewal insurance and annuity contracts, and we amortize these costs over the expected lives of the contracts. Valuation of business acquired, (“VOBA”), represents the present value of future profits embedded in acquired contracts and is amortized over the expected effective lives of the acquired contracts. Management, on an ongoing basis, tests the DAC and VOBA recorded on our balance sheet to determine if these amounts are recoverable under current assumptions. In addition, we regularly review the estimates and assumptions underlying DAC and VOBA for those products for which we amortize DAC and VOBA in proportion to gross profits. Given changes in facts and circumstances, these tests and reviews could lead to further reductions in DAC and/or VOBA that could have an adverse effect on the results of our operations and our financial condition. Significant or sustained equity market declines as well as investment losses has resulted and could result in further acceleration of amortization of the DAC and VOBA, resulting in a charge to income.

Our valuation of fixed maturity, equity and trading securities may include methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect our results of operations or financial condition.

During periods of market disruption, such as the unprecedented current market conditions, it may be difficult to value certain of our securities, such as sub-prime mortgage backed securities, if trading becomes less frequent and/or market data becomes less observable. There are and may continue to be certain asset classes that were in active markets with significant observable data that have or may become illiquid due to the current financial environment or market conditions. As a result, valuations may include inputs and assumptions that are less observable or require greater estimation and judgment as well as valuation methods which are more complex. These values may not be ultimately realizable in a market transaction, and such values may change very rapidly as market conditions change and valuation assumptions are modified. Decreases in value may have a material adverse effect on our results of operations or financial condition.

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

For a discussion of certain fixed maturity securities where the estimated fair value has declined and remained below amortized cost by more than 15% but less than 20% and by more than 20%, respectively, see “Realized Investment Gains and Losses and General Account Investments – Unrealized Losses from Fixed Maturity Securities.”

A downgrade or potential downgrade in our claims-paying or credit ratings could limit our ability to market products, increase the number or value of policies being surrendered, increase our borrowing costs and/or hurt our relationships with creditors or trading counterparties.

Claims-paying ratings, which are sometimes referred to as “financial strength” ratings, represent opinions of rating agencies regarding the financial ability of an insurance company to meet its obligations under an insurance policy, and are important factors affecting public confidence in an insurer and its competitive position in marketing products. Credit ratings represent the opinions of rating agencies regarding an entity’s ability to repay its indebtedness, and credit ratings are important to our ability to raise capital through the issuance of debt and to the cost of such financing. A downgrade in our claims-paying or credit ratings could limit our ability to market products, reduce our competitiveness, increase the number or value of policies being surrendered, increase our borrowing costs, adversely affect the availability of financial guarantees, such as letters of credit, cause additional collateral requirements under certain agreements (including our securities lending agreements), and/or hurt our relationships with creditors or trading counterparties. In addition, actions we might take to access third party financing or to realign our capital structure may in turn cause rating agencies to reevaluate our ratings.

In view of the difficulties experienced recently by many financial institutions, the rating agencies have heightened the level of scrutiny that they apply to such institutions, have increased the frequency and scope of their credit reviews, have requested additional information from the companies that they rate, and may adjust upward the capital and other requirements employed in the rating agency models for maintenance of certain ratings levels, such as the financial strength ratings currently held the Company. The outcome of such reviews may have adverse ratings consequences, which could have a material adverse effect on our results of operation and financial condition.

In late September and early October, 2008, A.M. Best Company, Inc., Fitch Ratings Ltd., Moody’s Investors Service, and Standard & Poor’s, respectively, each revised its outlook for the U.S. life insurance sector to negative from stable, citing, among other things, the significant deterioration and volatility in the credit and equity markets, economic and political uncertainty, and the expected impact of realized and unrealized investment losses on life insurers’ capital levels and profitability.

On November 21, 2008, Moody’s affirmed the long-term senior debt rating of Prudential Financial at “A3” and affirmed the financial strength ratings of its life insurance subsidiaries at “Aa3.” Moody’s also revised its outlook on Prudential Financial’s ratings to negative from stable. On February 10, 2009 Moody’s placed the long-term ratings of Prudential Financial and its life insurance subsidiaries on review for possible downgrade. The short-term ratings of Prudential Financial and Prudential Funding were affirmed with a stable outlook.

On December 2, 2008, Fitch lowered Prudential Financial’s long-term senior debt rating to “A-” from “A” and lowered the financial strength ratings of its life insurance subsidiaries, including the Company, to “AA-” from “AA,” with ratings outlook revised from stable to negative. On February 19, 2009, Fitch lowered Prudential Financial’s long-term senior debt rating to “BBB” from “A-” and the short-term rating to “F2” from “F1.” Fitch also downgraded the financial strength ratings of its life insurance subsidiaries to “A+” from “AA-” and the short-term rating of Prudential Funding, LLC to “F1” from “F1+.” The outlook for all ratings remains negative.

On December 11, 2008, A.M. Best affirmed the financial strength rating of “A+” for Prudential Financial’s life insurance subsidiaries, including the Company, and affirmed the credit rating of “A-” for Prudential Financial’s long-term senior debt. The outlook for the financial strength ratings remained stable and the outlook for the long-term senior debt credit rating was revised to stable from positive.

On February 17, 2009, S&P lowered Prudential Financial’s long-term senior debt rating to “A” from “A+” and affirmed the “AA” ratings of its life insurance subsidiaries, including the Company. The long-term ratings outlook was revised from stable to negative.

On February 26, 2009, S&P lowered the financial strength ratings of its life insurance subsidiaries, including the Company, to “AA-” from “AA” and affirmed Prudential Financial’s long-term senior debt ratings as “A.” The outlook for both ratings was revised from negative to stable.

As a result of the ratings action taken by Fitch on February 19, 2009, Prudential Financial is no longer eligible to participate in the Commercial Paper Funding Facility sponsored by the Federal Reserve Bank of New York, although Prudential Funding, LLC continues to be eligible.

We cannot predict what additional actions rating agencies may take, or what actions we may take in response to the actions of rating agencies, which could adversely affect our business. As with other companies in the financial services industry, our ratings could be downgraded at any time and without notice by any rating agency.

Ratings downgrades and changes in credit spreads may require Prudential Financial to post collateral, thereby affecting its liquidity, and we may be unable to effectively implement certain capital management activities as a result, or for other reasons.

A downgrade in the credit or financial strength ratings of Prudential Financial or its rated subsidiaries could result in additional collateral requirements for Prudential Financial or other required payments under certain agreements, which are eligible to be satisfied in cash or by posting securities held by the subsidiaries subject to the agreements.

Losses due to defaults by others, including issuers of investment securities or reinsurance, bond insurers and derivative instrument counterparties, downgrades in the ratings of securities we hold or of bond insurers, and insolvencies of insurers in jurisdictions where we write business, could adversely affect the value of our investments, the realization of amounts contractually owed to us, result in assessments or additional statutory capital requirements or reduce our profitability.

Issuers and borrowers whose securities or loans we hold, customers, trading counterparties, counterparties under swaps and other derivative contracts, reinsurers, clearing agents, exchanges, clearing houses and other financial intermediaries and guarantors, including bond insurers, may default on their obligations to us due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud or other reasons. Such defaults, instances of which have occurred in recent months, could have an adverse effect on our results of operations and financial condition. A downgrade in the ratings of bond insurers could also result in declines in the value of our fixed maturity investments supported by guarantees from bond insurers.

Under state insurance guaranty association laws, we are subject to assessments, based on the share of business we write in the relevant jurisdiction, for certain obligations of insolvent insurance companies to policyholders and claimants.

Intense competition could adversely affect our ability to maintain or increase our market share or profitability.

We face intense competition both for the ultimate customers for our products and, in some cases, for distribution through non-affiliated distribution channels. We compete based on a number of factors including brand recognition, reputation, quality of service, investment performance of our products, product features, scope of distribution and distribution arrangements, price, perceived financial strength and claims-paying and credit ratings. A decline in our competitive position as to one or more of these factors could adversely affect our profitability and assets under management. Many of our competitors are large and well established and some have greater market share, breadth of distribution, offer a broader range of products, services or features, assume a greater level of risk, have lower profitability expectations or have higher claims-paying or credit ratings than we do. We could be subject to claims by competitors that our products infringe their patents, which could adversely affect our sales, profitability and financial position. Competition for personnel for our annuities businesses is intense. The loss of personnel could have an adverse effect on our business and profitability.

The adverse market and economic conditions that began in the second half of 2007 and that have continued and worsened since then can be expected to result in changes in the competitive landscape. Such conditions may also lead to changes by us or our competitors in product offerings, product pricing and business mix that could affect our and their relative sales volumes, market shares and profitability. It is also possible that such conditions may put U.S. companies with financial operations in non-U.S. locations at a competitive disadvantage relative to domestic companies operating in those locations and may impact sales in those locations. Additionally, the competitive landscape in which we operate may be further affected by the government programs in the U.S. and similar governmental actions outside of the U.S. in response to the severe dislocations in financial markets.

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

For example, the Economic Growth and Tax Relief Reconciliation Act of 2001 and the Jobs and Growth Tax Relief Reconciliation Act of 2003 generally provided for lower income tax, capital gains and dividend tax rates that had the effect of reducing the benefits of tax deferral on the build-up of value of annuities and life insurance products. Continuation of these reduced rates, which are due to sunset in 2011, may hinder our sales and result in the increased surrender of insurance and annuity products.

Congress, as well as state and local governments, also considers from time to time legislation that could increase the amount of corporate taxes we pay. For example, changes in the law relating to tax reserving methodologies for term life or universal life insurance policies with secondary guarantees could result in higher corporate taxes. If such legislation is adopted our net income could decline.

The U.S. Treasury Department and the Internal Revenue Service intend to address through regulations the methodology to be followed in determining the dividends received deduction, or DRD, related to variable life insurance and annuity contracts. The DRD reduces the amount of dividend income subject to tax and is a significant component of the difference between our actual tax expense and expected amount determined using the federal statutory tax rate of 35%. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through regulations or legislation, could increase our actual tax expense and reduce our net income.

The products we sell have different tax characteristics, in some cases generating tax deductions. The level of profitability of certain of our products are significantly dependent on these characteristics and our ability to continue to generate taxable income, which are taken into consideration when pricing products and are a component of our capital management strategies. Accordingly, a change in tax law, our ability to generate taxable income, or other factors impacting the availability of the tax characteristics generated by our products, could impact product pricing and returns.

Our businesses are heavily regulated and changes in regulation may reduce our profitability.

Our businesses are subject to comprehensive regulation and supervision. The purpose of this regulation is primarily to protect our customers and not necessarily our shareholder. Many of the laws and regulations to which we are subject are regularly re-examined, and existing or future laws and regulations may become more restrictive or otherwise adversely affect our operations. This is particularly the case under current market conditions. It appears likely that the continuing financial markets dislocation will lead to extensive changes in existing laws and regulations, and regulatory frameworks, applicable to our businesses.

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

In view of recent events involving certain financial institutions, it is likely that the U.S. federal government will heighten its oversight of companies in the financial services industry such as us, including possibly through a federal system of insurance regulation. We cannot predict whether this or other proposals will be adopted, or what impact, if any, such proposals or, if enacted, such laws, could have on our business, financial condition or results of operations.

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

Material pending litigation and regulatory matters affecting us, and certain risks to our businesses presented by such matters, are discussed under “Legal Proceedings.” As described there, settlement of the market timing matters relating to certain Skandia entities could involve, in addition to the payment of fines, penalties and restitution, continuing monitoring, changes to and/or supervision of our business practices, findings that may adversely affect existing or cause additional litigation, adverse publicity and other adverse effects on our businesses.

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

•

Pandemic disease, caused by a virus such as H5N1 (the “Avian flu” virus), could have a severe adverse effect on the Company’s business. The potential impact of such a pandemic on the Company’s results of operations and financial position is highly speculative, and would depend on numerous factors, including: the probability of the virus mutating to a form that can be passed from human to human; the rate of contagion if and when that occurs; the regions of the world most affected; the effectiveness of treatment for the infected population; the rates of mortality and morbidity among various segments of the insured versus the uninsured population; the collectability of reinsurance; the possible macroeconomic effects of a pandemic on the Company’s asset portfolio; the effect on lapses and surrenders of existing policies, as well as sales of new policies; and many other variables.

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

We face a number of risks arising from acquisition transactions, including the risk that, following the acquisition or reorganization of a business, we could experience client losses, surrenders or withdrawals or other results materially different from those we anticipate, as well as difficulties in integrating and realizing the projected results of acquisitions and restructurings and managing the litigation and regulatory matters to which acquired entities are party.

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

The Company has substantially completed a remediation program to correct errors in the administration of approximately 11,000 annuity contracts issued by the Company. The owners of these contracts did not receive notification that the contracts were approaching or past their designated annuitization date or default annuitization date (both dates referred to as the “contractual annuity date”) and the contracts were not annuitized at their contractual annuity dates. Some of these contracts also were affected by data integrity errors resulting in incorrect contractual annuity dates. The lack of notice and the data integrity errors, as reflected on the annuities administrative system, all occurred before the Acquisition. The remediation and administrative costs of the remediation program are subject to the indemnification provisions of the Acquisition Agreement.

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

During the third quarter of 2004, the Company identified a system-generated calculation error in its annuity contract administration system that existed prior to the Acquisition. This error related to the calculation of amounts due to customers for certain transactions subject to a market value adjustment upon the surrender or transfer of monies out of their annuity contract’s fixed allocation options. The error resulted in an underpayment to policyholders, as well as additional anticipated costs to the Company associated with remediation, breakage and other costs. The Company’s consultants have developed the systems functionality to compute remediation amounts and are in the process of running the computations on affected contracts. The Company contacted state insurance regulators and commenced Phase I of its outreach to customers on November 12, 2007. Phase II commenced June 6, 2008. Phase III commenced December 5, 2008. A final phase is expected to rollout in April of 2009. The Company has advised Skandia that a portion of the remediation and related administrative costs are subject to the indemnification provisions of the Acquisition Agreement.

From January 2006 to February 2008, thirty-one complaints were filed in 17th Judicial Circuit Court, Broward County, Florida alleging misrepresentations in the sale of annuities against the Company and in certain of the cases the two brokers who sold the annuities. The complaints allege that the brokers represented that any losses in the annuities would be insured or paid by a state guaranty fund and purport to state claims of breach of fiduciary duty, negligence, fraud, fraudulent inducement, negligent misrepresentation and seek damages in unspecified amounts but in excess of $15,000 per case. Thirty of the thirty-one lawsuits settled in December 2008. Skandia has indemnified the Company for the thirty settled matters, but has reserved the right to seek reimbursement of a portion of the total indemnified settlement amount pursuant to the provisions of the Acquisition Agreement.

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

Management’s Discussion and Analysis of Financial Condition and Result of Operations, or “MD&A”, is omitted pursuant to General Instruction I(2)(a) of Form 10-K. The management narrative for Prudential Annuities Life Assurance Corporation that follows should be read in conjunction with the Forward-Looking Statements included below the Table of Contents, “Risk Factors”, and the Financial Statements and related notes included in this Annual Report on Form 10-K.

This Management’s narrative addresses the financial condition of Prudential Annuities Life Assurance Corporation (“PALAC”), formerly known as American Skandia Life Assurance Corporation as of December 31, 2008, compared with December 31, 2007, and its results of operations for the years ended December 31, 2008 and 2007.

Overview

The Company offers a wide array of annuities, including (1) deferred and immediate variable annuities that are registered with the SEC, including fixed interest rate allocation options that are offered in certain of our variable annuities and are registered because of their market value adjustment feature and (2) fixed rate allocation options in certain of our variable and fixed annuities that are not registered with the SEC. In addition, the Company has in force a relatively small block of variable life insurance policies, but it no longer actively sells such policies. The markets in which the Company operates are subject to regulatory oversight with particular emphasis placed on company solvency and sales practices. These markets are also subject to increasing competitive pressure as the legal barriers that have historically segregated the markets of the financial services industry, have been changed through both legislative and judicial processes. Regulatory changes have opened the insurance industry to competition from other financial institutions, particularly banks and mutual funds that are positioned to deliver competing investment products through large, stable distribution channels.

In addition to policy charges and fee income, the Company earns revenues from asset administration fees calculated on the average separate account fund balances. The Company’s operating expenses principally consist of insurance benefits provided, general business expenses, commissions and other costs of selling and servicing the various products it sells.

The Company’s profitability depends principally on its ability to price and manage risk on insurance products, to attract and retain customer assets, and to manage expenses. Specific drivers of our profitability include:

•	Our ability to manufacture and distribute products and services and to introduce new products gaining market acceptance on a timely basis;

•	Our ability to price our products at a level that enables us to earn a margin over the cost of providing benefits and the expense of acquiring customers and administering those products;

•	Our mortality and morbidity experience on annuity products;

•	Our persistency experience, which affects our ability to recover the cost of acquiring new business over the lives of the contracts;

•	Our cost of administering insurance contracts and providing asset management products and services;

•	Our returns on invested assets, including the impact of credit impairments, net of the amounts we credit to policyholders’ accounts;

•	Our amount of assets under management and changes in their fair value, which affect the amount of asset administration fees we receive;

•	Our ability to generate favorable investment results through asset liability management and strategic and tactical asset allocation;

•	Our ability to maintain our financial strength ratings; and

•	Our ability to manage risk and exposures.

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

Application of Critical Accounting Estimates

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

Valuation of Investments, Including the Recognition of Other-than-Temporary Impairments

As prescribed by GAAP, we present our investments classified as available for sale, including fixed maturity and equity securities, and our investments classified as trading, at fair value in the statements of financial position. The fair values for our public fixed maturity securities and our public equity securities are generally based on quoted market prices or estimates from independent pricing services, which we validate for reasonability. However, for our investments in private securities such as private placement fixed maturity securities, which comprise 6% of our investments as of December 31, 2008, this information is generally not available. For these private investments, fair value is determined typically by using a discounted cash flow model, which utilizes a discount rate based upon the average of spread surveys collected from private market intermediaries who are active in both primary and secondary transactions and takes into account, among other factors, the credit quality and industry sector of the issuer and the reduced liquidity associated with private placements. Historically, changes in estimated future cash flows or the assessment of an issuer’s credit quality have been the more significant factors in determining fair values. In determining the fair value of certain securities, the discounted cash flow model may use unobservable inputs, which reflect our own assumptions about the inputs market participants would use in pricing the asset.

For fixed maturities classified as available for sale, the impact of changes in fair value is recorded as an unrealized gain or loss in “Accumulated other comprehensive income (loss),” a separate component of equity. Adjustments to the costs of fixed maturities of other-than-temporary impairments are included in “Realized investment gains (losses), net.” In evaluating whether a decline in value is other-than-temporary, we consistently consider several factors including, but not limited to, the following: the extent and duration of the decline; the reasons for the decline in value (credit event interest related, including credit spread widening); our ability and intent to hold the investment for a period of time to allow for a recovery of value; and the financial condition and near-term prospects of the issuer. When we determine that is an other than temporary impairment, we write down the value of the security to its fair value, with a corresponding charge to earnings. In addition, for its impairment review of asset-backed fixed maturity securities with a credit rating below AA, the Company forecasts its best estimate of the prospective future cash flows of the security to determine if the present value of those cash flows, discounted using the effective yield of the most recent interest accrual rate, has decreased from the previous reporting period. When a decrease from the prior reporting period has occurred and the security’s fair value is less than its carrying value, an other-than-temporary impairment is recognized by writing the security is down to its fair value, with a corresponding charge to earnings. In both cases, this corresponding charge is referred to as impairment and is reflected in “Realized investment gains (losses), net” in the statements of operations. The new cost basis of an impaired security is not adjusted for subsequent increases in estimated fair value. In periods subsequent to the recognition of an other-than-temporary impairment, the impaired security is accounted for as if it had been purchased on the measurement date of the impairment. Accordingly, the discount (or reduced premium) based on the new cost basis is accreted into net investment income in future periods based upon the amount and timing of expected future cash flows of the security, if the recoverable value of the investment based upon cash flows we can reasonably estimate, is greater than the carrying value of the investment after the impairment. The level of impairment losses can be expected to increase when economic conditions worsen and decrease when economic conditions improve.

Given recent market conditions and liquidity concerns, beginning in the third quarter of 2008, our determinations of whether a decline in value of fixed maturity securities is other-than-temporary have placed greater emphasis on our internal analysis of the underlying credit and our ability and intent to hold the investment for a period of time to allow for a recovery of value, versus the extent and duration of a decline in fair value.

Equity securities held in support of a deferred compensation plan are designated as trading. Such investments are carried at fair value with changes in unrealized gains and losses reported in the Statements of Operations and Comprehensive Income, as a component of “Other income.”

Commercial loans, which comprised nearly 4% of our investments as of December 31, 2008, are carried primarily at unpaid principal balances, net of unamortized premiums or discounts and an allowance for losses. This allowance includes a loan specific portion as well as a portfolio reserve for probable incurred but not specifically identified losses. The loan specific portion is based on management’s judgment as to ultimate collectibility of loan principal. The portfolio reserve is based on a number of factors, such as historical experience and portfolio diversification. Adjustments to the allowance are reflected in “Realized investment gains (losses), net,” in our statements of operations. Similar to impairment losses discussed above, the allowance for losses can be expected to increase when economic conditions worsen and decrease when economic conditions improve.

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

Deferred Policy Acquisition Costs

We capitalize costs that vary with and are related primarily to the acquisition of new and renewal annuity contracts. These costs primarily include commissions, costs of policy issuance and other variable expenses. We amortize these deferred policy acquisition costs, or DAC, over the expected lives of the contracts, based on the level and timing of gross profits. As of December 31, 2008 and 2007, DAC was $1,247.1 million and $1,042.8 million, respectively.

DAC is amortized over the expected life of the policy in proportion to gross profits. In calculating gross profits, we consider mortality, persistency, and other elements as well as rates of return on investments associated with these contracts and the cost of contract minimum guarantees net of, where applicable, the impact of any capital markets hedging activities related to these guarantees. We regularly evaluate and adjust the related DAC balance with a corresponding charge or credit to current period earnings for the effects of our actual gross profits and changes in our assumptions regarding estimated future gross profits. Adjustments to the DAC balance include our quarterly adjustments for current period experience and market performance related adjustments, as discussed below, and the impact of the annual reviews of our estimate of total gross profits. We also perform recoverability testing at the end of each reporting period to ensure the DAC balance does not exceed the present value of total estimated gross profits.

The quarterly adjustments for current period experience referred to above reflect the cumulative impact of differences between actual gross profits for a given period and the previously estimated expected gross profits for that period. Total estimated gross profits include both actual experience and estimates of gross profits for future periods. To the extent each period’s actual experience differs from the previous estimate for that period, the assumed level of total gross profits may change. In these cases, we recognize a cumulative adjustment to all previous periods’ costs, referred to as an adjustment for current period experience.

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

The future rate of return assumptions used in evaluating DAC is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider actual returns over a period of time and initially adjust future projected returns over a four year period so that the assets grow at the long-term expected rate of return for the entire period. If the projected future rate of return over a four year period is greater than our maximum future rate of return, we use our maximum future rate of return. In light of 2008 market conditions, we have determined that adjustments to our estimate of total gross profits to reflect actual fund performance and any corresponding changes to the projected future rate of return assumptions for our variable annuity contracts, we should no longer be dependent on a comparison to a statistically generated range of estimated gross profits. Instead, beginning in the fourth quarter of 2008, the projected future rate of return and our estimate of total gross profits are updated each quarter to reflect the result of the reversion to the mean approach. These market performance related adjustments to our estimate of total gross profits result in cumulative adjustments to prior amortization, reflecting the application of the new required rate of amortization to all prior periods’ gross profits. The new required rate of amortization is also applied prospectively to future gross profits in calculating amortization in future periods. Our expected rate of return for the next four years across all asset types is 10.5% per annum our maximum future rate of return under the reversion to the mean approach, which reflects, among other assumptions, a rate of return of 12.8% per annum for equity type assets. Our long-term expected rate of return across all asset types is 8.2% per annum, respectively, which reflects, among other assumptions, an expected rate of return of 9.5% per annum for equity type assets.

To demonstrate the sensitivity of our DAC balance relative to our future rate of return, increasing or decreasing our future rate of return by 100 basis points would have required us to consider adjustments, subject to the range of estimated gross profits determined by the statistically generated rate of returns described above, to that DAC balance as follows. While the information below is for illustrative purposes only and does not reflect our expectations regarding future rate of return assumptions, it is a near-term, reasonably likely hypothetical change that illustrates the potential impact of such a change. The information provided in the table below considers only the direct effect of changes in our future rate of return on the DAC balance and not changes in any other assumptions such as persistency, mortality, or expenses included in our evaluation of DAC. Further, this information does not reflect changes in reserves, such as the reserves for the guaranteed minimum death and optional living benefit features of our variable annuity products, or the impact that changes in such reserves may have on the DAC balance.

December 31, 2008
Increase/(Reduction) in DAC
(in millions)
Increase in projected rate of return by 100 basis points	$15.2
Decrease in projected rate of return by 100 basis points	$(15.4)

In addition to DAC, we also recognize assets for deferred sales inducements and valuation of business acquired (“VOBA”). The deferred sales inducements are amortized over the anticipated life of the policy using the same methodology and assumptions used to amortize deferred policy acquisition costs. For additional information about our deferred sales inducements, see Note 6 to the Financial Statements. VOBA represents the present value of future profits embedded in acquired businesses, and is determined by estimating the net present value of future cash flows from the contracts in force at the date of acquisition. VOBA is amortized over the effective life of the acquired contracts. For additional information about VOBA including its bases for amortization, see Note 5 of the financial statements. Deferred sales inducements and VOBA are also subject to recoverability testing at the end of each reporting period to ensure that the capitalized amounts do not exceed the present value of total anticipated gross profits.

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

The application of U.S. GAAP requires us to evaluate the recoverability of our deferred tax assets and establish a valuation allowance if necessary to reduce our deferred tax asset to an amount that is more likely than not to be realized. Considerable judgment is required in determining whether a valuation allowance is necessary, and if so, the amount of such valuation allowance. In evaluating the need for a valuation allowance we consider many factors, including: (1) the nature of the deferred tax assets and liabilities; (2) whether they are ordinary or capital; (3) in which tax jurisdictions they were generated and the timing of their reversal; (4) taxable income in prior carryback years as well as projected taxable earnings exclusive of reversing temporary differences and carryforwards; (5) the length of time that carryovers can be utilized in the various taxing jurisdictions; (6) any unique tax rules that would impact the utilization of the deferred tax assets; and (7) any tax planning strategies that we would employ to avoid a tax benefit from expiring unused. Although realization is not assured, management believes it is more likely than not that the deferred tax assets, net of valuation allowances, will be realized.

Our accounting represents management’s best estimate of future events that can be appropriately reflected in the accounting estimates. Certain changes or future events, such as changes in tax legislation, geographic mix of earnings and completion of tax audits could have an impact on our estimates and effective tax rate. For example, the dividends received deduction, or DRD, reduces the amount of dividend income subject to tax and is a significant component of the difference between our actual tax expense and the expected amount determined using the federal statutory tax rate of 35%. The U.S. Treasury Department and the Internal Revenue Service, or IRS, intend to address through regulations the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through regulations or legislation, could increase our actual tax expense and reduce our net income.

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

An increase or decrease in our effective tax rate by one percent of income (loss) from operations before income taxes would have resulted in an increase or decrease in the loss from operations in 2008 of $.2 million.

In August 2007, the IRS issued Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the DRD related to variable life insurance and annuity contracts. In September 2007, the IRS released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspends Revenue Ruling 2007-54 and informs taxpayers that the U.S. Treasury Department and the IRS intend to address through new regulations the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts.

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

The Company’s Changes in Financial Position and Results of Operations are described below.

Changes in Financial Position

2008 versus 2007

Assets decreased by $5.7 billion, from $45.3 billion at December 31, 2007 to $39.6 billion at December 31, 2008. Separate account assets decreased by $17.3 billion, primarily driven by market depreciation during the current year and transfers to our general account due to an automatic rebalancing element in certain of our living benefit features which resulted in increases in fixed maturities of $8.5 billion and commercial loans of $333 million. Reinsurance recoverables increased $2.0 billion from $104.0 million at December 31, 2007 to $2.1 billion at December 31, 2008 driven by an increase in the reinsured liability for living benefit embedded derivatives resulting from market volatility. Additionally, deferred policy acquisition costs (“DAC”) and deferred sales inducements (“DSI”) also increased by $204.3 million and $167.5 million from December 31, 2007 to December 31, 2008, respectively, due to sales driving higher capitalized costs.

During the period, total liabilities decreased by $6.3 billion, from $44.2 billion at December 31, 2007 to $37.9 billion at December 31, 2008. Separate account liabilities decreased by $17.3 billion driven by market depreciation during the current year and transfers to our general account due to an automatic rebalancing element in certain of our living benefit features. Partially offsetting the separate account decrease were increases in policyholders’ account balances of $9.1 billion primarily due to the aforementioned general account transfers. Additionally, future policy benefits and other policyholder liabilities increased $2.3 billion from $228.2 million at December 31, 2007 to $2.5 billion at December 31, 2008 driven by an increase in liability for living benefit embedded derivatives resulting from market volatility.

Results of Operations

2008 versus 2007

Net Income

Net income decreased $274.6 million, from $294.6 million for the year ended December 31, 2007 to $20.0 million for the year ended December 31, 2008. Net income for 2008 included charges of $363.8 million reflecting the impact of the annual reviews of, and market performance adjustment to, the reserve for the guaranteed minimum death and income benefit features of our variable annuity products and our estimate of total gross profits used as a basis for amortizing deferred policy acquisition and other costs. The total charge of $363.8 million in 2008 included $208.9 million of charges from the annual reviews, which were completed in the third quarter of 2008, and $154.8 million of charges relating to additional market performance adjustments in the fourth quarter of 2008. Net income for 2007 included $40.6 million of benefits from the annual reviews.

The charges from the annual reviews of $208.9 million in 2008, included $134.9 million relating to reserve increases for the guaranteed minimum death and income benefit features of our variable annuity products and $74.0 million related to increased amortization of deferred policy acquisition and other costs. The charge relating to increased amortization of deferred policy acquisition and other costs primarily reflects the impact on gross profits of market value decreases in the underlying assets associated with our variable annuity products. The reserve increases for the guaranteed minimum death and income benefit features of our variable annuity products also reflects this impact, as well as increased cost of expected income and death benefit claims due to lower expected lapse rates for policies where the current policyholder account value is below the guaranteed minimum death benefit. Net income for 2007 included $40.6 million of benefits from the annual reviews, reflecting market value increases in the underlying assets associated with our variable annuity products, and decreased cost of actual and expected death claims.

As discussed above, results for 2008 also include $154.8 million of charges associated with market performance related adjustments to our estimate of total gross profits to reflect actual fund market performance in the fourth quarter of 2008 and corresponding changes to the future rate of return assumptions. This adjustment for market performance included $72.2 million relating to increased amortization of deferred policy acquisition and other costs and $82.6 million relating to reserve increases for the guaranteed minimum death and income benefit features of our variable annuity products, and reflects additional market value decreases in the underlying assets associated with our variable annuity products. In light of recent market conditions, beginning in the fourth quarter of 2008, we determined that adjustments to our estimate of total gross profits to reflect actual fund market performance and any corresponding changes to the future rate of return assumptions should no longer be dependent on a comparison to a statistically generated range of estimated gross profits. Instead, for purposes of evaluating deferred policy acquisition and other costs and the reserves for the guaranteed minimum death and income benefit features of our variable annuity products, total estimated gross profits are updated for these items each quarter. Market value declines in the fourth quarter of 2008 decreased our estimates of total gross profits by establishing a new, lower starting point for the variable annuity account values used in estimating gross profits for future periods. The decrease in our estimate of total gross profits results in a higher required rate of amortization and a higher rate to build reserve provisions, which is applied to all prior periods’ gross profits. The resulting cumulative adjustment to prior amortization and reserve balances is recognized in the current period. In addition, the higher rate of amortization and reserves will also be applied to future gross profits in calculating amortization in future periods which, all else being equal, will result in lower net profits in future periods.

We continue to derive our future rate of return assumptions using a reversion to the mean approach, a common industry practice. Under this approach, we consider actual returns over a period of time and initially adjust future projected returns so that the assets grow at the expected rate of return for the entire period. However, beginning in the second half of 2008, the projected future rate of return calculated using the reversion to the mean approach for most contact groups was greater than 10.5%, our maximum future rate of return assumption across all asset types for this business. In those cases we utilized the maximum future rate of return, thereby limiting the impact of the reversion to the mean, and further decreasing our estimate of total gross profits. Further or continued market declines could result in additional market depreciation within our separate account assets and corresponding decreases in our gross profits, as well as additional adjustments to the amortization of deferred policy acquisition and other costs, and the costs relating to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products. Given that the estimates of future gross profits for most contract groups are already based upon our maximum future rate of return assumption as discussed above, all else being equal, further market movements could have a greater impact on the amortization of deferred policy acquisition and other costs, and the costs relating to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products, in comparison to prior periods.

Absent the effect of the annual reviews and market performance adjustments discussed above, net income for the year ended December 31, 2008 increased $129.7 million from the year ended December 31, 2007. Contributing to this increase was higher net investment income of $245.5 million due to transfers from the separate account variable investment options into the general account fixed rate investment options. The transfer of balances to our general account relates to an automatic rebalancing element in some of our living benefit features, which as part of the overall product design transferred approximately $9.3 billion of investments in the first year of 2008 out of the separate accounts and into our general account due to equity market declines. Realized investment losses, net, decreased by $87.0 million from losses of $41.0 million for the year ended December 31, 2007 to gains of $46.0 million for the year ended December 31, 2008 driven by increased investment gains on our general account and MVA portfolio due to decrease in interest rates. Also contributing to the increase in net income was a decrease in the amortization of deferred policy acquisition and other costs of $121.8 million, absent the effect of the annual reviews and market performance adjustments discussed above and the quarterly adjustments as discussed below, due to lower levels of actual gross profits driven by unfavorable market performance and embedded derivative breakage.

Partially offsetting the favorable variances in net income was a charge of $108.1 million for the quarterly adjustment for current period experience. The quarterly adjustments for current period experience referred to above reflect the cumulative impact of differences between actual gross profits for the period and the previously estimated expected gross profits for the period, as well as an update for current and future expected claims costs associated with the guaranteed minimum death and income benefit features of our variable annuity products. Net income for 2008 includes charges of $105.5 million relating to these quarterly adjustments, due to less favorable than expected experience, while 2007 includes benefits of $2.6 million due to better than expected experience. Total estimated gross profits, including actual experience and estimates for future periods, are used as the basis for amortizing deferred policy acquisition and other costs. In addition, total estimated revenues and guaranteed benefit claims, which are components of total gross profits, are used for establishing the reserves for the guaranteed minimum death and income benefit features of our variable annuity products. To the extent each period’s actual experience differs from the previous estimate for that period, the assumed level of total gross profits may change, and a cumulative adjustment to previous periods’ costs, referred to as an adjustment for current period experience, may be required. The adjustment for deferred policy acquisition and other costs in 2008 resulted from less favorable than expected gross profits, due primarily to lower than expected fee income. In addition to these drivers, the adjustment for the reserves for the guaranteed minimum death and income benefit features of our variable annuity products in 2008 also reflected higher actual contract guarantee claims costs in 2008, primarily driven by financial market conditions.

In addition to the quarterly adjustment, the favorable variances in net income were further offset by higher interest credited to policyholder account balances of $155.6 million due to the aforementioned general account transfers. Additionally, policy charges and fee income and asset administration fees decreased $101.8 million driven by lower average variable annuity asset balances invested in separate accounts. The declines in separate account assets were due to market depreciation and transfers of balances to our general account. Further details regarding the components of revenues and expenses are described below.

Revenues

Revenues increased $222.5 million, from $993.6 million for the year ended December 31, 2007 to $1,216.1 million for the year ended December 31, 2008. Premiums decreased $7.8 million, from $28.2 million for the year ended December 31, 2007 to $20.4 million for the year ended December 31, 2008, reflecting a decrease in funds from customers electing to enter into the payout phase of their annuity contracts.

Policy charges and fee income decreased $74.9 million, from $707.3 million for the year ended December 31, 2007 to $632.4 million for the year ended December 31, 2008 driven by lower mortality and expense (“M&E”) fees of $83.7 million driven by lower average variable annuity asset balances invested in separate accounts due to market depreciation and the transfer of balances to our general account relating to an automatic rebalancing element in some of our living benefit features, as discussed above partially offset by the change in realized market value adjustments related to the Company’s market value adjusted investment option (the “MVA option”).

Net investment income increased $245.5 million from $74.6 million for the year ended December 31, 2007 to $320.1 million for the year ended December 31, 2008 as a result of higher general account assets as these assets moved from separate account variable investment options into the general account fixed rate investment options due to the automatic rebalancing element, as discussed above.

Realized investment losses, net, decreased by $87.0 million from losses of $41.0 million for the year ended December 31, 2007 to gains of $46.0 million for the year ended December 31, 2008 driven by increased investment gains on our general account and MVA portfolio due to decrease in interest rates.

Asset administration fees decreased $26.8 million, from $223.8 million for the year ended December 31, 2007 to $197.0 million for the year ended December 31, 2008 as a result of lower variable annuity asset balances invested in separate accounts due to market depreciation. Asset administration fees are asset based fees, which are dependent on the value of assets under management.

Benefits and Expenses

Benefits and expenses increased $546.7 million, from $688.7 million for the year ended December 31, 2007 to $1,235.4 million for the year ended December 31, 2008. Results for both periods include the impact of the annual reviews discussed above. Benefits and expenses for the first year of 2008 included a $363.8 million charge from the annual review, including $217.5 million relating to reserve increases for the guaranteed minimum death and income benefit features of our variable annuity products and $146.3 million relating to increased amortization of deferred policy acquisition and other costs. Benefits and expenses for the first year of 2007 included a $40.6 million benefit from the annual review including $24.8 million relating to reserve decreases for the guaranteed minimum death and income benefit features of our variable annuity products and $15.8 million relating to decreased amortization of deferred policy acquisition and other costs. Absent the impact of these annual reviews, benefits and expenses for the year ended December 31, 2008 increased $142.4 million from the year ended December 31, 2007.

Policyholders’ benefits increased $261.9 million, from $67.4 million for the year ended December 31, 2007 to $329.3 million for the year ended December 31, 2008, driven by $242.3 million from the impact of an annual review relating to reserve increases for the guaranteed minimum death and income benefit features of our variable annuity products, as discussed above.

Interest credited to policyholders’ account balances increased $187.7 million, from $92.0 million for the year ended December 31, 2007 to $279.7 million for the year ended December 31, 2008, primarily driven by higher average annuity account values invested in our general account resulting from transfers relating to an automatic rebalancing element in some of our living benefit features, as discussed above. Also contributing to the increase was the impact of an annual review of our estimate of total gross profits used as a basis for amortizing deferred sales inducements, as discussed above.

General, administrative and other expenses increased by $97.1 million, from $529.2 million for the year ended December 31, 2007 to $626.3 million for the year ended December 31, 2008. The increase was primarily driven by $124.0 million from the impact of an annual review of our estimate of total gross profits used as a basis for amortizing deferred policy acquisition and other costs, as discussed above, as well as the impact of $62.3 million from the quarterly adjustment for current period experience, as discussed above. Also contributing to the increase was higher general expenses of $21.3 million primarily driven by higher employee benefits. Partially offsetting these increases was a decrease in the amortization of deferred policy acquisition and other costs of $104.4 million due to lower levels of actual gross profits primarily driven by unfavorable market performance. We amortize deferred policy acquisition and other costs over the expected lives of the contracts based on the level and timing of gross profits on the underlying product. In calculating gross profits, we consider mortality, persistency, and other elements as well as rates of return on investments associated with these contracts and include profits and losses related to these contracts that are reported in affiliated legal entities other than the Company as a result of, for example, reinsurance agreements with those affiliated entities.

Income Taxes

Shown below is our income tax provision for the years ended December 31, 2008, 2007 and 2006, separately reflecting the impact of certain significant items. Also presented below is the income tax provision that would have resulted from application of the statutory 35% federal income tax rate in each of these periods.

	2008	2007	2006
	(in millions)
Tax provision	$(39.2)	$10.4	$6.2
Impact of:
Non taxable investment income	24.4	95.0	55.6
Tax credits	8.4	7.4	9.5
Prior year adjustments	—	(5.5)	—
State income taxes, net of federal benefit	0.3	(0.2)	(0.3)
Other	(0.6)	(0.4)	(0.3)

Total income tax expense (benefit)	$(6.7)	$106.7	$70.7

Tax provision at statutory rate	$(6.7)	$106.7	$70.7

We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an Interpretation of FASB Statement No. 109 on January 1, 2007. For additional information regarding the adoption of this guidance, see Note 8 of the Financial Statements.

The decline in income tax expense primarily reflects the decline in income from operations before income taxes for the year ended December 31, 2008. The impact of non-taxable investment income on the total tax provision decreased in 2008 as compared to 2007 and 2006, primarily due to a decrease in the dividends received deduction, or DRD. The DRD reduces the amount of dividend income subject to tax and is the primary component of the non-taxable investment income shown in the table above, and, as such, is a significant component of the difference between our actual tax expense and the expected amount determined using the federal statutory tax rate of 35%. The DRD for the current period was estimated using information available from current year results, information from 2007 calculations, and estimates to take into account the current year’s equity market performance. The actual current year DRD can vary from the estimate based on factors such as, but not limited to, changes in the amount of dividends received that are eligible for the DRD, changes in the amount of distributions received from mutual fund investments, changes in the account balances of variable life and annuity contracts, and our taxable income before the DRD.

In August 2007, the Internal Revenue Service, or IRS, issued Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the DRD related to variable life insurance and annuity contracts. In September 2007, the IRS released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspends Revenue Ruling 2007-54 and informs taxpayers that the U.S. Treasury Department and the IRS intend to address through new regulations the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through regulations or legislation, could increase our actual tax expense and reduce our net income. These activities had no impact on our 2007 or 2008 results.

Liquidity and Capital Resources

Extraordinary Market Conditions and their Impact on our Liquidity and Capital Resources

Beginning in the latter half of 2007 and continuing into 2009, severe dislocations in the credit and capital markets, initially driven by broad market concerns over the impact of sub-prime mortgage holdings of financial institutions, generally resulted in reduced availability and increased cost of credit for financial institutions in the marketplace, including the Company. These dislocations accelerated following the failure, consolidation, or U.S. federal government intervention on behalf of several significant financial institutions.

During the fourth quarter of 2008, the volatility and disruptions in the credit and capital markets reached unprecedented levels, adversely affecting the global economy, particularly in the financial services industry. The U.S. federal government has taken or is considering taking actions in order to address this financial market dislocation.

This market dislocation has adversely impacted our liquidity and capital plans, results of operations, and financial position. The market conditions also negatively impacted our capital levels, as a result of asset value declines and the need to strengthen reserves.

The Company continues to operate with significant cash on the balance sheet and has access to alternate sources of liquidity. However, a continuation or worsening of the disruptions in the credit and capital markets could adversely affect our ability to access sources of liquidity, as well as threaten to reduce our capital below a level that is consistent with our existing ratings objectives. Therefore, we may need to take additional actions, which may include but are not limited to: (1) additional capital management activities; (2) further access to our alternative sources of liquidity; (3) limiting or curtailing sales of certain products and/or restructuring existing products; and (4) seeking temporary or permanent changes to regulatory rules. Certain of these actions may require regulatory approval.

Management monitors the liquidity of Prudential Financial and the Company on a daily basis and projects borrowing and capital needs over a multi-year time horizon through our quarterly planning process. We believe that cash flows from the sources of funds presently available to us are sufficient to satisfy our current liquidity requirements, including reasonably foreseeable contingencies.

General Liquidity

Liquidity refers to a company’s ability to generate sufficient cash flows to meet the needs of its operations. Our liquidity is managed to ensure stable, reliable and cost-effective sources of cash flows to meet all of our obligations. Liquidity is provided by a variety of sources, as described more fully below, including portfolios of liquid assets. Our investment portfolios are integral to the overall liquidity of those operations. We segment our investment portfolios and employ an asset/liability management approach specific to the requirements of our product lines. This enhances the discipline applied in managing the liquidity, as well as the interest rate and credit risk profiles, of each portfolio in a manner consistent with the unique characteristics of the product liabilities. We use a projection process for cash flows from operations to ensure sufficient liquidity to meet projected cash outflows, including claims.

Liquidity is measured against internally developed benchmarks that take into account the characteristics of both the asset portfolio and the liabilities that they support. The results are affected substantially by the overall asset type and quality of our investments.

Cash Flow

The principal sources of the Company’s liquidity are premiums and annuity considerations, investment and fee income, and investment maturities and sales, as well as internal borrowings. The principal uses of that liquidity include benefits, claims, and payments to policyholders and contractholders in connection with surrenders, withdrawals and net policy loan activity. Other uses of liquidity include commissions, general and administrative expenses, purchases of investments, and payments in connection with financing activities.

We believe that the cash flows from our operations are adequate to satisfy the current liquidity requirements of these operations, including under reasonably foreseeable stress scenarios. The continued adequacy of this liquidity will depend upon factors such as future securities market conditions, changes in interest rate levels, policyholder perceptions of our financial strength, and the relative safety of competing products (including those with enhancements under EESA), each of which could lead to reduced cash inflows or increased cash outflows. In addition, market volatility can impact the level of capital required to support our businesses. Our cash flows from investment activities result from repayments of principal, proceeds from maturities and sales of invested assets, net of amounts reinvested. The primary liquidity risks with respect to these cash flows are the risk of default by debtors or bond insurers, our counterparties’ willingness to extend repurchase and/or securities lending arrangements, commitments to invest and market volatility. We closely manage these risks through our credit risk management process and regular monitoring of our liquidity position.

In managing our liquidity, we also consider the risk of policyholder and contractholder withdrawals of funds earlier than our assumptions when selecting assets to support these contractual obligations. We use surrender charges and other contract provisions to mitigate the extent, timing and profitability impact of withdrawals of funds by customers from annuity contracts and deposit liabilities.

Liquid Assets

Liquid assets include cash, cash equivalents, short-term investments, fixed maturities that are not designated as held to maturity and public equity securities. As of December 31, 2008 and December 31, 2007, the Company had liquid assets of $10.2 billion and $1.5 billion, respectively, which includes a portion financed with asset-based financing. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $0.3 billion and $0.1 billion as of December 31, 2008 and December 31, 2007, respectively. We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in calculating internal liquidity measures in order to evaluate the adequacy of our domestic insurance operations’ liquidity under a variety of stress scenarios. We believe that the liquidity profile of our assets is sufficient to satisfy current liquidity requirements, including under foreseeable stress scenarios.

Given the size and liquidity profile of our investment portfolios, we believe that claim experience varying from our projections does not constitute a significant liquidity risk. Our asset/liability management process takes into account the expected maturity of investments and expected claim payments as well as the specific nature and risk profile of the liabilities. Historically, there has been no significant variation between the expected maturities of our investments and the payment of claims.

Our liquidity is managed through access to substantial investment portfolios as well as a variety of instruments available for funding and/or managing short-term cash flow mismatches, including from time to time those arising from claim levels in excess of projections. To the extent we need to pay claims in excess of projections, we may borrow temporarily or sell investments sooner than anticipated to pay these claims, which may result in increased borrowing costs or realized investment gains or losses affecting results of operations.

We believe that borrowing temporarily or selling investments earlier than anticipated will not have a material impact on our liquidity. Payment of claims and sale of investments earlier than anticipated would have an impact on the reported level of cash flow from operating and investing activities, respectively, in our financial statements.

Prudential Funding, LLC

Prudential Funding, LLC, or Prudential Funding, a wholly owned subsidiary of Prudential Insurance, serves as an additional source of financing to meet our working capital needs up to limits established with the New Jersey Department of Banking and Insurance.

Capital

The Risk Based Capital, or RBC, ratio is the primary measure by which we evaluate the capital adequacy of the Company. We manage our RBC ratio to a level consistent with an “AA” ratings objective. RBC is determined by statutory formulas that consider risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products, interest rate risks and general business risks. The RBC ratio calculations are intended to assist insurance regulators in measuring the adequacy of an insurer’s statutory capitalization.

As discussed above, market conditions during 2008 negatively impacted the level of our capital. In order to address these impacts on our capital, Prudential Financial made capital contributions to certain domestic insurance subsidiaries, including the Company, which was subsequently used to repay portions of our outstanding loans with Prudential Financial.

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

Market risk is the risk of change in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, the investment activities supporting all of the Company’s products and services generate market risks. Market risks incurred and the strategies for managing these risks vary by product.

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

For variable annuities, excluding the fixed rate options in these products, the Company’s main exposure is the risk that asset-based fees may decrease as a result of declines in assets under management due to changes in investment prices. We also run the risk that asset administration fees calculated by reference to performance could be lower. The risk of decreased asset based and asset administration fees could also impact our estimates of total gross profits used as a basis for amortizing deferred policy acquisition and other costs. While a decrease in our estimates of total gross profits would accelerate amortization and decrease net income in a given period, it would not affect our cash flow or liquidity position. For variable annuity products with minimum guaranteed death and living benefits, the Company also faces the risk that declines in the value of underlying investments as a result of changes in investment prices may increase the Company’s net exposure to death and living benefits under these contracts. As part of our risk management strategy the Company has entered into reinsurance agreements to transfer the risk related to these features, with the exception of our guaranteed minimum income benefits and guaranteed minimum death benefits, which include risks we have deemed suitable to retain. See Note 6 of the Financial Statements.

For variable annuity products with minimum guaranteed death benefits and variable annuity products with living benefits such as guaranteed minimum income, withdrawal, and accumulation benefits, we also face the risk that declines in the value of underlying investments as a result of interest rate, equity market, or market volatility changes may increase our net exposure to the guarantees under these contracts. As part of our risk management strategy, we utilize product design elements such as asset allocation requirements, an automatic rebalancing element and minimum purchase age requirements, in addition to affiliated reinsurance arrangements to limit our market risk exposure to the benefit features of certain of our variable annuity contracts. These strategies exclude our guaranteed minimum income benefits and guaranteed minimum death benefits, which include risks we have deemed suitable to retain. See Note 6 to our Financial Statements for additional information about the guaranteed minimum death benefits associated with our variable annuity contracts, and the guaranteed minimum income, withdrawal, and accumulation benefits associated with the variable annuity contracts we issue.

In addition, certain products supported by general account investments expose us to the risk that changes in interest rates will reduce the spread between the amounts that we are required to pay under the contracts and the rate of return we are able to earn on our general account investments supporting the contracts. Market fluctuations or changes in market conditions could also cause a change in consumer sentiment adversely affecting sales and persistency of our long-term savings, protection and other investment products. For additional information regarding the potential impacts of interest rate and other market fluctuations as well as general economic and market conditions on our businesses and profitability see Item 1A. “Risk Factors.”

Asset/Liability Management

The Company’s asset/liability management strategies seek to match the interest rate sensitivity of the assets to that of the underlying liabilities and to construct asset mixes consistent with product features, such as interest crediting strategies. The Company also considers risk-based capital implications in its asset/liability management strategies. The Company seeks to maintain interest rate and equity exposures within established ranges, which are periodically adjusted, based on market conditions and the design of related insurance products sold to customers. The Company’s risk managers, who work with portfolio and asset managers but under separate management, establish investment risk limits for exposures to any issuer, or type of security and oversee efforts to manage risk within policy constraints set by management and approved by the Board of Directors.

We use duration and convexity analyses to measure price sensitivity to interest rate changes. Duration measures the relative sensitivity of the fair value of a financial instrument to changes in interest rates. Convexity measures the rate of change of duration with respect to changes in interest rates. We seek to manage our interest rate exposure by legal entity by matching the relative sensitivity of asset and liability values to interest rate changes, or controlling “duration mismatch” of assets and liabilities. We have target duration mismatch constraints by segment for each entity. As of December 31, 2008 and 2007, the difference between the pre-tax duration of assets and the target duration of liabilities in our duration managed portfolios was within our constraint limits. We consider risk-based capital implications in our asset/liability management strategies.

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

Market Risk Related to Interest Rate Risk

Fluctuations in interest rates can potentially impact the Company’s profitability and cash flows. At December 31, 2008, 70% of assets held under management by the Company are in non-guaranteed separate accounts for which the Company’s interest rate and equity market exposure is not significant, as the contract holder assumes substantially all of the investment risk. Of the remaining 30% of assets, the interest rate risk from contracts that carry interest rate exposure is managed through an asset/liability matching program which takes into account estimates of the risk variables of the insurance liabilities supported by the assets.

At December 31, 2008, the Company held fixed maturity investments in its general account that are sensitive to changes in interest rates. These securities are held in support of the Company’s fixed immediate annuities, fixed supplementary contracts, the fixed investment option offered in its variable life insurance contracts, and in support of the Company’s target solvency capital.

The Company assesses interest rate sensitivity for its financial assets, financial liabilities and derivatives using hypothetical test scenarios which assume both upward and downward 100 basis point parallel shifts in the yield curve from prevailing interest rates. The following tables set forth the potential loss in fair value from a hypothetical 100 basis point upward shift at December 31, 2008 and 2007, because this scenario results in the greatest net exposure to interest rate risk of the hypothetical scenarios tested at those dates. While the test scenario is for illustrative purposes only and does not reflect management’s expectations regarding future interest rates or the performance of fixed income markets, it is a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These test scenarios do not measure the changes in value that could result from non-parallel shifts in the yield curve, which would be expected to produce different changes in discount rates for different maturities. As a result, the actual loss in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations.

	December 31, 2008
	Fair Value	Hypothetical Fair Value After + 100 Basis Point Parallel Yield Curve Shift	Hypothetical Change in Fair Value
	(in millions)
Financial Assets with Interest Rate Risk:
Financial Assets:
Fixed maturities, available for sale	$9,869	$9,506	$(363)
Commercial loans	372	358	(14)
Policy Loans	13	22	9

Total Estimated Potential Loss			$(368)

	December 31, 2007
	Fair Value	Hypothetical Fair Value After + 100 Basis Point Parallel Yield Curve Shift	Hypothetical Change in Fair Value
	(in millions)
Financial Assets with Interest Rate Risk:
Financial Assets:
Fixed maturities, available for sale	$1,336	$1,289	$(47)
Commercial loans	39	37	(2)
Policy Loans	13	13	—

Total Estimated Potential Loss			$(49)

The tables above do not include approximately $12.7 billion of insurance reserve and deposit liabilities as of December 31, 2008 and $1.4 billion as of December 31, 2007. We believe that the interest rate sensitivities of these insurance liabilities offset, in large measure, the interest rate risk of the financial assets set forth in these tables.

The estimated changes in fair values of the financial assets shown above relate to assets invested in support of the Company’s insurance liabilities, but do not include separate account assets associated with products for which investment risk is borne primarily by the separate account contract holders rather than the Company.

The Company’s deferred annuity products offer a fixed investment option which subjects the Company to interest rate risk. The fixed option guarantees a fixed rate of interest for a period of time selected by the contract holder. Guarantee period options available range from one to ten years. Withdrawal of funds or transfer of funds to variable investment options, before the end of the guarantee period subjects the contract holder to an MVA, with respect to the Company’s fixed investment options that provide for assessment of an MVA. In the event of rising interest rates, which make the fixed maturity securities underlying the guarantee less valuable, the MVA could be negative. In the event of declining interest rates, which make the fixed maturity securities underlying the guarantee more valuable, the MVA could be positive. The resulting increase or decrease in the value of the fixed option, from calculation of the MVA, should substantially offset the decrease or increase in the market value of the securities underlying the guarantee. However, the Company still takes on the default risk for the underlying securities and the interest rate risk of reinvestment of interest payments.

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

Management’s Annual Report on Internal Control Over Financial Reporting on the effectiveness of internal control over financial reporting as of December 31, 2008 are included in Part II, Item 8 of this Annual Report on Form 10-K.

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of December 31, 2008. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2008, our disclosure controls and procedures were effective. No change in the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) and 15d-15(f) occurred during the year ended December 31, 2008 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

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

The Audit Committee of the Board of Directors of Prudential Financial has appointed PricewaterhouseCoopers LLP as the independent auditor of Prudential Financial and certain of its domestic and international subsidiaries, including the Company. The Audit Committee has established a policy requiring its pre-approval of all audit and permissible non-audit services provided by the independent auditor. The specific information called for by this item is hereby incorporated by reference to the section entitled “Item 2 – Ratification of the Appointment of Independent Auditors” in Prudential Financial’s definitive proxy statement for the Annual Meeting of Shareholders to be held on May 12, 2009, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2008.

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

(v) By-Laws of Prudential Annuities Life Assurance Corporation, as amended and restated July 24, 2007, are filed herewith.

4.	As of March 16, 2009, 25,000 shares of the registrant’s Common Stock (par value $100) consisting of 100 voting shares and 24,900 non-voting shares, were outstanding. As of such date, Prudential Annuities, Inc. formerly known as American Skandia, Inc., an indirect wholly owned subsidiary of Prudential Financial, Inc., a New Jersey corporation, owned all of the registrant’s Common Stock. In addition to that Common Stock, the registrant has issued market-value adjusted annuities from its general account, which are registered under the Securities Act of 1933. See, e.g., 333-136996.

9.	None.

10.	None.

11.	Not applicable.

12.	Not applicable.

13.	Not applicable.

14.	We have adopted a code of business conduct and ethics, known as “Making the Right Choices”, which applies to our Chief Executive Officer, Chief Financial Officer, and our Controller, as well as to our directors and all other employees. Making the Right Choices is posted at www.investor.prudential.com. In addition, we have adopted Corporate Governance Guidelines, which we refer to as our “Corporate Governance Principles and Practices.” Our Corporate Governance Principles and Practices are available free of charge at www.investor.prudential.com.

16.	None.

18.	None.

21.	Not applicable.

22.	None.

23.	Not applicable.

24.	Powers of Attorney are filed herewith.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

*	Schedules are omitted because they are either not applicable or because the information required therein is included in the Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13, or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Shelton, and state of Connecticut on the 16th day of March 2009.

PRUDENTIAL ANNUITIES LIFE ASSURANCE CORPORATION

(Registrant)

By:	/s/ Kenneth Y. Tanji
Kenneth Y. Tanji
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 16, 2009.

Name	Title

* James J. Avery, Jr. James J. Avery, Jr.	Director

* Bernard J. Jacob Bernard J. Jacob	Director

* Helen M. Galt Helen M. Galt	Director

* Kenneth Y. Tanji Kenneth Y. Tanji	Chief Financial Officer and Director

/s/ Stephen Pelletier Stephen Pelletier	Chief Executive Officer, President and Director

* By:	/s/ Kenneth Y. Tanji
Kenneth Y. Tanji
(Attorney-in-Fact)

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT

PRUDENTIAL ANNUITIES LIFE ASSURANCE CORPORATION

Financial Statements and

Report of Independent Registered Public Accounting Firm

Years Ended December 31, 2008 and 2007

PRUDENTIAL ANNUITIES LIFE ASSURANCE CORPORATION

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Prudential Annuities Life Assurance Corporation (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an assessment of the effectiveness, as of December 31, 2008, of the Company’s internal control over financial reporting, based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment under that framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

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

March 16, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of

Prudential Annuities Life Assurance Corporation:

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Prudential Annuities Life Assurance Corporation (an indirect, wholly owned subsidiary of Prudential Financial, Inc.) at December 31, 2008 and December 31, 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2 of the financial statements, the Company adopted a framework for measuring fair value on January 1, 2008. Also, the Company changed its method of accounting for uncertainty in income taxes and for deferred acquisition costs in connection with modifications or exchanges of insurance contracts on January 1, 2007.

/s/    PRICEWATERHOUSECOOPERS LLP

New York, New York

March 16, 2009

Prudential Annuities Life Assurance Corporation

Statements of Financial Position

December 31, 2008 and 2007 (in thousands, except share amounts)

	2008	2007
ASSETS
Fixed maturities available for sale, at fair value (amortized cost, 2008: $9,893,430 2007: $1,329,042)	$9,869,342	$1,335,678
Trading account assets, at fair value	51,422	16,314
Equity securities available for sale, at fair value (cost, 2008: $12,024 2007: $12,476)	10,119	11,599
Commercial loans	371,744	38,503
Policy loans	13,419	12,965
Short-term investments	254,046	143,966
Other long-term investments	37,529	(130)

Total investments	10,607,621	1,558,895

Cash and cash equivalents	26,549	697
Deferred policy acquisition costs	1,247,131	1,042,823
Accrued investment income	91,301	13,258
Reinsurance recoverable from affiliates	2,110,264	104,083
Income taxes receivable	259,541	215,689
Valuation of business acquired	78,382	118,566
Deferred sales inducements	726,314	558,821
Receivables from parent and affiliates Investment receivable on open trades	65,151 26,541	77,693 36,542
Other assets	52,461	34,311
Separate account assets	24,259,992	41,538,366

TOTAL ASSETS	$39,551,248	$45,299,743

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Policyholders’ account balances	$10,261,698	$1,135,095
Future policy benefits and other policyholder liabilities	2,486,584	228,190
Payables to parent and affiliates	54,107	53,735
Cash collateral for loaned securities	269,461	54,077
Short-term borrowing	186,268	195,280
Long-term borrowing	179,547	680,000
Future fees payable to Prudential Annuities, Inc. (“PAI”) Investment payable on open trades	749 5	12,171 40,533
Other liabilities	152,262	214,020
Separate account liabilities	24,259,992	41,538,366

Total liabilities	$37,850,673	$44,151,468

Commitments and Contingent Liabilities (See Note 12)

Stockholder’s Equity
Common stock, $100 par value; 25,000 shares, authorized, issued and outstanding	$2,500	$2,500
Additional paid-in capital	974,921	434,096
Retained earnings	729,100	709,142
Accumulated other comprehensive income (loss)	(5,946)	2,537

Total stockholder’s equity	$1,700,575	$1,148,275

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$39,551,248	$45,299,743

See Notes to Financial Statements

Prudential Annuities Life Assurance Corporation

Statements of Operations and Comprehensive Income

Years ended December 31, 2008, December 31, 2007, and December 31, 2006 (in thousands)

	2008	2007	2006
REVENUES

Premiums	$20,391	$28,201	$40,511
Policy charges and fee income	632,440	707,366	561,295
Net investment income	320,088	74,625	88,291
Realized investment gains (losses), net	46,053	(40,972)	(48,035)
Asset administration fees	197,024	223,864	167,964
Other income	90	524	654

Total revenues	1,216,086	993,608	810,680

BENEFITS AND EXPENSES

Policyholders’ benefits	329,295	67,350	101,367
Interest credited to policyholders’ account balances	279,744	92,088	77,137
General, administrative and other expenses	626,313	529,216	430,244

Total benefits and expenses	1,235,352	688,654	608,748

Income from operations before income taxes	(19,266)	304,954	201,932

Income taxes:
Current	—	—	67
Deferred	(39,224)	10,359	6,148

Income tax expense	(39,224)	10,359	6,215

NET INCOME	19,958	294,595	195,717

Change in net unrealized investment gains (losses), net of taxes	(8,483)	(2,840)	8,249

COMPREHENSIVE INCOME	$11,475	$291,755	$203,966

See Notes to Financial Statements

Prudential Annuities Life Assurance Corporation

Statements of Stockholder’s Equity

Years ended December 31, 2008, December 31, 2007, and December 31, 2006 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity
Balance, December 31, 2005	$2,500	$484,096	$339,182	$(2,872)	$822,906

Net income	—	—	195,717	—	195,717
Distribution to parent	—	(150,000)	—	—	(150,000)
Change in net unrealized investment gains (losses), net of taxes	—	—	—	8,249	8,249

Balance, December 31, 2006	$2,500	$334,096	$534,899	$5,377	$876,872

Net income	—	—	294,595	—	294,595
Cumulative effect of change in accounting principles, net of taxes	—	—	(8,153)	—	(8,153)
Distribution from (to) parent	—	100,000	(112,199)	—	(12,199)
Change in net unrealized investment gains (losses), net of taxes				(2,840)	(2,840)

Balance, December 31, 2007	$2,500	$434,096	$709,142	$2,537	$1,148,275

Net income	—	—	19,958	—	19,958
Distribution from parent	—	540,825	—	—	540,825
Change in net unrealized investment gains (losses), net of taxes	—	—	—	(8,483)	(8,483)

Balance, December 31, 2008	$2,500	$974,921	$729,100	$(5,946)	$1,700,575

See Notes to Financial Statements

Prudential Annuities Life Assurance Corporation

Statements of Cash Flows

Years ended December 31, 2008, Year ended December 31, 2007, and Year ended December 31, 2006

(in thousands)

	2008	2007	2006
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$19,958	$294,595	$195,717
Adjustments to reconcile net income to net cash from operating activities:
Realized investment (gains) losses, net	(46,053)	40,972	48,035
Amortization and depreciation	36,463	33,191	40,209
Interest credited to policyholders’ account balances	226,909	67,650	60,215
Change in:
Policy reserves	2,257,299	143,716	12,244
Accrued investment income	(78,671)	(1,081)	4,392
Trading account assets	(35,108)	1,830	12,633
Net receivable (payable) to affiliates	12,914	24,596	(42,150)
Deferred sales inducements	(167,493)	(202,582)	(132,400)
Deferred policy acquisition costs	(188,629)	(285,758)	(239,470)
Income taxes payable (receivable)	(39,202)	10,251	7,513
Reinsurance recoverable	(2,006,181)	(104,083)	37,116
Other, net	23,663	(94,948)	(95,337)

Cash Flows From (Used In) Operating Activities	15,869	(71,651)	(91,283)

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Proceeds from the sale/maturity of:
Fixed maturities, available for sale	9,744,227	2,163,531	3,594,021
Shares in equities, available for sale	35	5,000	—
Commercial loans	7,249	2,866	—
Policy loans	3,723	2,426	1,548
Other long-term investments	—	3,922	5,358
Short-term investments	15,500,254	4,090,907	4,030,344
Payments for the purchase/origination of:
Fixed maturities, available for sale	(18,330,076)	(2,313,080)	(3,226,546)
Commercial loans	(340,523)	(675)	(34,846)
Policy loans	(4,177)	(2,753)	(2,407)
Other long-term investments	—	(4,401)	(6,104)
Short-term investments	(15,608,847)	(4,174,001)	(3,881,525)

Cash Flows From (Used in) Investing Activities	(9,028,135)	(226,258)	479,843

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Capital contribution from (to) Parent	540,825	100,000	(150,000)
Dividend to parent	—	(112,199)	—
Decrease in future fees payable to PAI, net	(11,422)	(36,360)	(64,619)
Cash collateral for loaned securities	215,384	14,115	(134,025)
Securities sold under agreement to repurchase	—	—	(7,147)
Proceeds from the issuance of debt (maturities longer than 90 days)	—	350,000	300,000
Repayments of debt (maturities longer than 90 days)	(500,453)	(75,000)	(30,000)
Net increase (decrease) in short-term borrowing	(9,012)	35,734	(49,038)
Drafts outstanding	(24,834)	(27,853)	38,736
Policyholders’ account balances
Deposits	12,971,413	1,801,795	1,211,772
Withdrawals	(4,143,783)	(1,752,290)	(1,507,082)

Cash Flows From (Used in) Financing Activities	9,038,118	297,942	(391,403)

Net increase (decrease) in cash and cash equivalents	25,852	33	(2,843)
Cash and cash equivalents, beginning of period	697	664	3,507

CASH AND CASH EQUIVALENTS, END OF PERIOD	$26,549	$697	$664

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid (received)	$(42)	$106	$(1,297)

Interest paid	$56,916	$83,717	$98,676

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

PAI intends to make additional capital contributions to the Company, as needed, to enable it to comply with its reserve requirements and fund expenses in connection with its business. The Company has complied with the National Association of Insurance Commissioner’s (“NAIC”) Risk-Based Capital (“RBC”) reporting requirements and has total adjusted capital well above required capital. Generally, PAI is under no obligation to make such contributions and its assets do not back the benefits payable under the Company’s policyholder contracts. During 2008 and 2007, PAI made capital contributions of $540.8 million and $100 million, respectively to the Company. The Company received no capital contributions during 2006.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company has extensive transactions and relationships with Prudential Financial affiliates, as more fully described in Note 13. Due to these relationships, it is possible that the terms of these transactions are not the same as those that would result from transactions among wholly unrelated parties.

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

The most significant estimates include those used in determining deferred policy acquisition costs (“DAC”) and related amortization; valuation of business acquired (“VOBA”) and its amortization; valuation of investments including derivatives (in the absence of quoted market values) and the recognition of other-than-temporary impairments; future policy benefits including guarantees; provision for income taxes and valuation of deferred tax assets; and reserves for contingent liabilities including reserves for losses in connection with unresolved legal matters.

Investments and Investment-Related Liabilities

The Company’s principal investments are fixed maturities; trading account assets; equity securities; commercial mortgage and other loans; policy loans; other long-term investments, including joint ventures (other than operating joint ventures), limited partnerships; and short-term investments. Investments and investment-related liabilities also include securities repurchase and resale agreements and securities lending transactions. The accounting policies related to each are as follows:

Fixed maturities are comprised of bonds, notes and redeemable preferred stock. Fixed maturities classified as “available for sale” are carried at fair value. The associated unrealized gains and losses, net of tax, and the effect on deferred policy acquisition costs, valuation of business acquired, and future policy benefits that would result from the realization of unrealized gains and losses, are included in “Accumulated other comprehensive income (loss)”. The amortized cost of fixed maturities is written down to estimated fair value if a decline in value is considered to be other than temporary. See the discussion below on realized investment gains and losses for a description of the accounting for impairment adjustments.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Trading account assets, at fair value, represents the equity securities held in support of a deferred compensation plan. Such investments are carried at fair value with changes in unrealized gains and losses reported in the Statements of Operations and Comprehensive Income, as a component of “Other income”.

Equity securities, available for sale are comprised of common stock, and non-redeemable preferred stock, and are carried at fair value. The associated unrealized gains and losses, net of tax, and the effect on deferred policy acquisition costs, valuation of business acquired, and future policy benefits that would result from the realization of unrealized gains and losses, are included in “Accumulated other comprehensive income (loss)”. The cost of equity securities is written down to estimated fair value when a decline in value is considered to be other than temporary. See the discussion below on realized investment gains and losses for a description of the accounting for impairments. Dividends from these investments are recognized in “Net investment income” when declared.

Commercial mortgage and other loans, originated and held for investment, are generally carried at unpaid principal balances, net of unamortized premiums or discounts and an allowance for losses. Interest income, as well as prepayment fees and the amortization of related premiums or discounts, is included in “Net investment income.” The allowance for losses provides for the risk of credit losses inherent in the lending process and includes a loan specific reserve for each non-performing loan that has a specifically identified loss and a portfolio reserve for probable incurred but not specifically identified losses. Non-performing loans that have a specifically identified loss include those loans for which it is probable that amounts due according to the contractual terms of the loan agreement will not all be collected. These loans are measured at the present value of expected future cash flows discounted at the loan’s effective interest rate, or at the fair value of the collateral if the loan is collateral dependent. Interest received on non-performing loans, including loans that were previously modified in a troubled debt restructuring, is either applied against the principal or reported as net investment income based on the Company’s assessment as to the collectability of the principal. The Company discontinues accruing interest on non-performing loans after the loans are 90 days delinquent as to principal or interest, or earlier when the Company has doubts about collectability. When a loan is deemed as non-performing, any accrued but uncollectible interest is charged to interest income in the period the loan is deemed non-performing. Generally, a loan is restored to accrual status only after all delinquent interest and principal are brought current and, in the case of loans where the payment of interest has been interrupted for a substantial period, a regular payment performance has been established. The portfolio reserve for incurred but not specifically identified losses considers the Company’s past loan loss experience, the current credit composition of the portfolio, historical credit migration, property type diversification, default and loss severity statistics and other relevant factors. The gains and losses from the sale of loans, which are recognized when the Company relinquishes control over the loans, as well as, the changes in the allowance for loan losses, are reported in “Realized investment gains (losses), net.”

Policy loans are carried at unpaid principal balances. Interest income on policy loans is recognized in net investment income at the contract interest rate when earned.

Short-term investments primarily consist of investments in certain money market funds as well as highly liquid debt instruments with a maturity of greater than three months and less than twelve months when purchased. These investments are generally carried at fair value.

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

Other long-term investments consist of the Company’s investments in joint ventures and limited partnerships other than operating joint ventures, as well as wholly-owned investment real estate and other investments. Joint venture and partnership interests are generally accounted for using the equity method of accounting. In certain instances in which the Company’s partnership interest is so minor (generally less than 3%) that it exercises virtually no influence over operating and financial policies, the Company applies the cost method of accounting. The Company’s income from investments in joint ventures and

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

partnerships accounted for using the equity method or cost method, other than the Company’s investment in operating joint ventures, is included in “Net investment income.” The carrying value of these investments is written down, or impaired, to fair value when a decline in value is considered to be other-than-temporary. In applying the equity method or the cost method (including assessment for other-than-temporary impairment), the Company uses financial information provided by the investee, which is generally received on a one quarter lag.

Derivatives are financial instruments whose values are derived from interest rates, financial indices, or the value of securities or commodities. Derivative financial instruments generally used by the Company include swaps and futures, and may be exchange-traded or contracted in the over-the-counter market. Derivative positions are carried at fair value, generally by obtaining quoted market prices or through the use of valuation models. Values can be affected by changes in interest rates, foreign exchange rates, credit spreads, market volatility and liquidity. Values can also be affected by changes in estimates and assumptions including those related to counterparty behavior used in valuation models.

Derivatives are recorded as assets, within “Other long-term investments,” in the Statement of Financial Position, except for embedded derivatives, which are recorded in the Statement of Financial Position with the associated host contract. The Company nets the fair value of all derivative financial instruments with counterparties for which a master netting arrangement has been executed pursuant to Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 39 and FASB Staff Position (“FSP”) No. 39-1. As discussed in detail below and in Note 11, all realized and unrealized changes in fair value of derivatives, with the exception of the effective portion of cash flow hedges, are recorded in current earnings. Cash flows from these derivatives are reported in the operating activities section in the Statements of Cash Flows.

The Company designates derivatives as either (1) a hedge of the fair value of a recognized asset or liability or unrecognized firm commitment (“fair value” hedge), (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge), (3) a foreign currency fair value or cash flow hedge (“foreign currency” hedge), (4) a hedge of a net investment in a foreign operation, or (5) a derivative entered into as an economic hedge that does not qualify for hedge accounting. During the years ended December 31, 2008, 2007 and 2006 none of the Company’s derivatives qualified for hedge accounting treatment. If a derivative does not qualify for hedge accounting, all changes in its fair value, including net receipts and payments, are included in “Realized investment (losses), net” without considering changes in the fair value of the economically associated assets or liabilities.

The Company is a party to financial instruments that contain derivative instruments that are “embedded” in the financial instruments. At inception, the Company assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the financial instrument (i.e., the host contract) and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and changes in its fair value are included in “Realized investment gains (losses), net.” For certain financial instruments that contain an embedded derivative that otherwise would need to be bifurcated and reported at fair value, the Company may elect to classify the entire instrument as a trading account asset and report it within “Other trading account assets,” at fair value. The Company has entered into reinsurance agreements to transfer the risk related to the embedded derivatives to affiliates. These reinsurance agreements are derivatives and have been accounted in the same manner as the embedded derivative.

Realized investment gains (losses) are computed using the specific identification method. Realized investment gains and losses are generated from numerous sources, including the sale of fixed maturity securities, equity securities, investments in joint ventures and limited partnerships and other types of investments, as well as adjustments to the cost basis of investments for other than temporary impairments. The Company’s available-for-sale and held-to-maturity securities with unrealized losses are reviewed quarterly to identify other-than-temporary impairments in value. In evaluating whether a decline in value is other than temporary, the Company considers several factors including, but not limited to the following: (1) the extent and the duration of the decline; (2) the reasons for the decline in value (credit event, interest related, including general credit spread widening); (3) the Company’s ability and intent to hold the investment for a period of time to allow for a recovery of value; and (4) the financial condition of and near-term prospects of the issuer. In addition, for its impairment review of asset-backed fixed maturity securities with a credit rating below AA, the Company forecasts its best estimate of the prospective future cash flows of

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

the security to determine if the present value of those cash flows, discounted using the effective yield of the most recent interest accrual rate, has decreased from the previous reporting period. When a decrease from the prior reporting period has occurred and the security’s market value is less than its carrying value, the carrying value of the security is reduced to its fair value, with a corresponding charge to earnings. The new cost basis of an impaired security not adjusted for subsequent increases in estimated fair value. In periods subsequent to the recognition of an other-than-temporary impairment, the impaired security is accounted for as if it had been purchased on the measurement date of the impairment. Accordingly, the discount (or reduced premium) based on the new cost basis is accreted into net investment income in future periods based upon the amount and timing of expected future cash flows of the security, if the recoverable value of the investment based upon reasonably estimable cash flow is greater than the carrying value of the investment after the impairment.

Cash and cash equivalents

Cash and cash equivalents include cash on hand, money market instruments, and other debt instruments with maturities of three months or less when purchased, other than cash equivalents that are included in “Trading account assets, at fair value.”

Valuation of business acquired

As a result of purchase accounting, the Company reports a financial asset representing the VOBA. VOBA is determined by estimating the net present value of future cash flows from contracts in force in the acquired business at the date of acquisition. VOBA balances are subject to recoverability testing, in the manner in which it was acquired, at the end of each reporting period to ensure that the capitalized amounts do not exceed the present value of anticipated gross profits. Future positive cash flows generally include fees and other charges assessed to the contracts as long as they remain in force as well as fees collected upon surrender, if applicable, while future negative cash flows include costs to administer contracts and benefit payments. The Company amortizes VOBA over the effective life of the acquired contracts. VOBA is amortized in proportion to estimated gross profits arising from the contracts and anticipated future experience, which is evaluated regularly. The effect of changes in estimated gross profits on unamortized VOBA is reflected in “General and administrative expenses” in the period such estimates of expected future profits are revised.

Deferred policy acquisition costs

Costs that vary with and that are related primarily to the production of new insurance and annuity business are deferred to the extent such costs are deemed recoverable from future profits. Such DAC costs include commissions, costs of policy issuance and underwriting, and variable field office expenses. In each reporting period, capitalized DAC is amortized to “General and administrative expense,” net of the accrual of imputed interest on DAC balances. DAC is subject to recoverability testing at the end of each reporting period to ensure that the capitalized amounts do not exceed the present value of anticipated gross profits. DAC, for applicable products, is adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in “Accumulated other comprehensive income (loss).”

Deferred acquisition costs are amortized over the expected life of the contracts (approximately 25 years) in proportion to estimated gross profits arising principally from investment results, mortality and expense margins, surrender charges and the performance of hedging programs based on historical and anticipated future experience, which is updated periodically. The Company uses a reversion to the mean approach to derive the future rate of return assumptions. However, if the projected future rate of return calculated using this approach is greater than the maximum future rate of return assumption, the maximum future rate of return is utilized. The effect of changes to estimated gross profits on unamortized deferred acquisition costs is reflected in “General and administrative expenses” in the period such estimated gross profits are revised.

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

Reinsurance recoverables

Reinsurance recoverables include corresponding payables and receivables associated with reinsurance arrangements with affiliates. For additional information about these arrangements see Note 13 to the Financial Statements.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Separate account assets and liabilities

Separate account assets are reported at fair value and represent segregated funds that are invested for certain policyholders. “Separate account assets” are predominantly shares in Advanced Series Trust formerly known as American Skandia Trust co-managed by AST Investment Services, Incorporated (“ASISI”) formerly known as American Skandia Investment Services, Incorporated and Prudential Investments LLC, which utilizes various fund managers as sub-advisors. The remaining assets are shares in other mutual funds, which are managed by independent investment firms. The contract holder has the option of directing funds to a wide variety of investment options, most of which invest in mutual funds. The investment risk on the variable portion of a contract is borne by the contract holder, except to the extent of minimum guarantees by the Company, which are not separate account liabilities. The assets of each account are legally segregated and are generally not subject to claims that arise out of any other business of the Company. The investment income and gains or losses for separate accounts accrue to the policyholders and are not included in the Company’s results of operations and Comprehensive Income. Mortality, policy administration and surrender charges on the accounts are included in “Policy charges and fee income”. Asset administration fees calculated on account assets are included in “Asset administration fees.” Separate account liabilities primarily represent the contractholder’s account balance in separate account assets.

Deferred sales inducements

The Company provides sales inducements to contract holders, which primarily reflect an up-front bonus added to the contract holder's initial deposit for certain annuity contracts. These costs are deferred and recognized in “Deferred sales inducements”. They are amortized using the same methodology and assumptions used to amortize DAC. Sales inducements balances are subject to recoverability testing at the end of each reporting period to ensure that the capitalized amounts do not exceed the present value of anticipated gross profits. The Company records amortization of deferred sales inducements in “Interest credited to policyholders’ account balances.”

Other assets and other liabilities

“Other assets” consists primarily of accruals of fund manager income. “Other liabilities” consists primarily of accrued expenses, technical overdrafts and a liability to the participants of a deferred compensation plan.

“Other assets” also consists of state insurance licenses. Licenses to do business in all states have been capitalized and reflected at the purchase price of $4.0 million. Due to the adoption of SFAS No. 142 “Goodwill and Other Intangible Assets”, the cost of the licenses is no longer being amortized but is subjected to an annual impairment test. As of December 31, 2008, the Company estimated the fair value of the state insurance licenses to be in excess of book value and, therefore, no impairment charge was required.

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

Contingent liabilities

Amounts related to contingent liabilities are accrued if it is probable that a liability has been incurred and an amount is reasonably estimable. Management evaluates whether there are incremental legal or other costs directly associated with the ultimate resolution of the matter that are reasonably estimable and, if so, they are included in the accrual.

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

Benefit reserves for the variable investment options on annuity contracts represent the account value of the contracts and are included in “Separate account liabilities.”

Revenues for variable immediate annuity and supplementary contracts with life contingencies consist of certain charges against contract holder account values including mortality and expense risks and administration fees. These charges and fees are recognized as revenue when assessed against the contract holder. Benefit reserves for variable immediate annuity contracts represent the account value of the contracts and are included in “Separate account liabilities.”

Revenues for fixed immediate annuity and fixed supplementary contracts with and without life contingencies consist of net investment income. In addition, revenues for fixed immediate annuity contracts with life contingencies also consist of single premium payments recognized as annuity considerations when received. Benefit reserves for these contracts are based on applicable actuarial standards with assumed interest rates that vary by contract year. Reserves for contracts without life contingencies are included in “Policyholders’ account balances” while reserves for contracts with life contingencies are included in “future policy benefits and other policyholder liabilities.” Assumed interest rates ranged from 1.22% to 8.25% at December 31, 2008 and 2007.

Revenues for variable life insurance contracts consist of charges against contract holder account values or separate accounts for mortality and expense risk fees, administration fees, cost of insurance fees, taxes and surrender charges. Certain contracts also include charges against premium to pay state premium taxes. All of these charges are recognized as revenue when assessed against the contract holder. Benefit reserves for variable life insurance contracts represent the account value of the contracts and are included in “Separate account liabilities.”

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

Asset administration fees

In accordance with an agreement with ASISI, the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust. In addition, the Company receives fees calculated on contractholder separate account balances invested in funds managed by companies other than ASISI. Asset administration fees are recognized as income when earned. These revenues are recorded as “Asset administration fees” in the Statements of Operations and Comprehensive Income.

Income taxes

Deferred income taxes are recognized, based on enacted rates, when assets and liabilities have different values for financial statement and tax reporting purposes. A valuation allowance is recorded to reduce a deferred tax asset to the amount expected to be realized.

Due to provisions in the Internal Revenue Code, the Company will not be eligible to join the filing of the Prudential Financial, Inc. consolidated federal income tax return until 2009. As a result, the Company will file a separate federal income tax return through 2008. In addition, the Company will continue to file separate state income tax returns.

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

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Share-based Payments

The Company recognizes the cost resulting from all share-based payments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” and applies the fair value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans.

New accounting pronouncements

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20.” This FSP revises other-than-temporary-impairment guidance for beneficial interests in securitized financial assets that are within the scope of Issue 99-20. This FSP is effective for interim and annual reporting periods ending after December 15, 2008. Accordingly, the Company adopted this guidance effective December 31, 2008. The Company’s adoption of this guidance did not have a material effect on the Company’s financial position or results of operations.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” This FSP requires enhanced disclosures about transfers of financial assets and interests in variable interest entities. This FSP is effective for interim and annual reporting periods ending after December 15, 2008. Accordingly, the Company adopted this guidance effective December 31, 2008. Since this FSP requires only additional disclosures concerning transfers of financial assets and interests in variable interest entities, adoption of the FSP did not affect the Company’s financial position or results of operations.

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

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees” an amendment of FASB Statement No. 133 and FASB Interpretation No. 45. This FSP requires sellers of credit derivatives and certain guarantees to disclose (a) the nature of the credit derivative, the reason(s) for entering into the credit derivative, approximate term, performance triggers, and the current status of the performance risk; (b) the undiscounted maximum potential amount of future payments the seller could be required to make before considering any recoveries from recourse provisions or collateral; (c) the credit derivative’s fair value; (d) the nature of any recourse provisions and any collateral assets held to ensure performance. This FSP also requires the above disclosures for hybrid instruments that contain embedded derivatives and amends paragraph 13 of FIN 45 to require disclosure of the current status of the guarantee’s performance risk. This FSP is effective for interim and annual reporting periods ending after December 15, 2008. Accordingly, the Company adopted this guidance effective December 31, 2008. The Company’s adoption of this guidance did not have a material effect on the Company’s financial position or results of operations.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the list of factors an entity should consider in developing renewal or extension assumptions used to determine the useful life of recognized intangible assets under SFAS No. 142. The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions. This FSP is effective for fiscal years and interim periods beginning after December 15, 2008, with the guidance for determining the useful life of a recognized intangible asset being applied prospectively to intangible assets acquired after the effective date and the disclosure requirements being applied prospectively to all intangible assets recognized as of, and after, the effective date. The Company’s adoption of this guidance is not expected to have a material effect on the Company’s financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” an amendment of SFAS No. 133. This statement amends and expands the disclosure requirements for derivative instruments and hedging activities by requiring companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Company will adopt this guidance effective January 1, 2009. The Company’s adoption of this guidance is not expected to have a material effect on the Company’s financial position or results of operations.

In February 2008, the FASB issued FSP FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” The FSP provides recognition and derecognition guidance for a repurchase financing transaction, which is a

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

repurchase agreement that relates to a previously transferred financial asset between the same counterparties that is entered into contemporaneously with or in contemplation of, the initial transfer. The FSP is effective for fiscal years beginning after November 15, 2008. The FSP is to be applied prospectively to new transactions entered into after the adoption date. The

Company will adopt this guidance effective January 1, 2009. The Company is currently assessing the impact of this FSP on the Company’s financial position and results of operations.

In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” This FSP applies to nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP FAS 157-2 delays the effective date of SFAS No. 157 for these items to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company will adopt this guidance effective January 1, 2009. The Company’s adoption of this guidance is not expected to have a material effect on the Company’s financial position or results of operations.

In April 2007, the FASB issued FSP FIN 39-1, “Amendment of FASB Interpretation No. 39.” FSP FIN 39-1 modifies FIN No. 39, “Offsetting of Amounts Related to Certain Contracts,” and permits companies to offset cash collateral receivables or payables with net derivative positions under certain circumstances. This FSP is effective for fiscal years beginning after November 15, 2007 and is required to be applied retrospectively to financial statements for all periods presented. The Company’s adoption of this guidance, effective January 1, 2008, did not have a material effect on the Company’s financial position or results of operations.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement does not change which assets and liabilities are required to be recorded at fair value, but the application of this statement could change practices in determining fair value. The Company adopted this guidance effective January 1, 2008. See Note 10 for more information on SFAS No. 157.

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes,” an Interpretation of FASB Statement No. 109. See Note 8 for details regarding the adoption of this pronouncement on January 1, 2007.

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments.” This statement eliminates an exception from the requirement to bifurcate an embedded derivative feature from beneficial interests in securitized financial assets. The Company has used this exception for investments the Company has made in securitized financial assets in the normal course of operations, and thus previous to the adoption of this standard has not had to consider whether such investments contain an embedded derivative. The new requirement to identify embedded derivatives in beneficial interests will be applied on a prospective basis only to beneficial interests acquired, issued, or subject to certain remeasurement conditions after the adoption of the guidance. This statement also provides an election, on an instrument by instrument basis, to measure at fair value an entire hybrid financial instrument that contains an embedded derivative requiring bifurcation, rather than measuring only the embedded derivative on a fair value basis. If the fair value election is chosen, changes in unrealized gains and losses are reflected in the Statements of Operations. The Company adopted this guidance effective January 1, 2007.

In September 2005, the Accounting Standards Executive Committee (“AcSEC”) of the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts.” SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs, including deferred policy acquisition costs, valuation of business acquired

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

and deferred sales inducements, on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract, and was effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company adopted SOP 05-1 effective January 1, 2007. The effect of initially adopting SOP 05-1 was a charge to the opening balance of retained earnings of $14.7 million before tax, $9.5 million net of taxes, which was reported as a “Cumulative effect of a change in accounting principle, net of taxes” in the Statement of Stockholder’s Equity for the year ended December 31, 2007.

Reclassifications

Certain amounts in the prior years have been reclassified to conform to the current year presentation.

3. INVESTMENTS

Fixed Maturities and Equity Securities

The following tables provide additional information relating to fixed maturities and equity securities (excluding investments classified as trading) as of December 31:

	2008
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(in thousands)
Fixed maturities, available for sale

U.S. Treasury securities and obligations of
U.S. government authorities and agencies	$931,416	$29,907	$28,130	$933,193
Obligations of U.S. states and their political subdivisions	33,389	3,407	34	36,762
Foreign government bonds	36,730	357	1,797	35,290
Asset-backed securities (1)	229,212	318	22,212	207,318
Commercial mortgage-backed securities	937,129	482	167,173	770,438
Residential mortgage-backed securities (2)	3,321,899	102,503	309	3,424,093
All other corporate securities	4,403,655	155,085	96,492	4,462,248

Total fixed maturities, available for sale	$9,893,430	$292,059	$316,147	$9,869,342

Equity securities, available for sale	$12,024	$111	$2,016	$10,119

(1)	Includes credit tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations

	2007
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(in thousands)
Fixed maturities, available for sale

U.S. Treasury securities and obligations of
U.S. government authorities and agencies	$242,269	$2,900	$752	$244,417
Obligations of U.S. states and their political subdivisions	1,910	399	1	2,308
Foreign government bonds	6,043	603	96	6,550
Asset-backed securities	131,315	305	7,984	123,636
Commercial mortgage-backed securities	242,925	4,852	50	247,727
Residential mortgage-backed securities	192,304	3,144	1	195,447
All other corporate securities	512,276	6,923	3,606	515,593

Total fixed maturities, available for sale	$1,329,042	$19,126	$12,490	$1,335,678

Equity securities, available for sale	$12,476	$—	$877	$11,599

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

3. INVESTMENTS (continued)

The amortized cost and fair value of fixed maturities by contractual maturities at December 31, 2008 is shown below:

	Available for sale
	Amortized Cost	Fair value
	(in thousands)
Due in one year or less	$68,506	$67,460
Due after one year through five years	3,182,803	3,201,693
Due after five years through ten years	1,755,689	1,810,652
Due after ten years	398,192	387,688
Commercial mortgage backed securities	937,129	770,438
Residential mortgage-backed securities	3,321,899	3,424,093
Assets backed securities	229,212	207,318

Total	$9,893,430	$9,869,342

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

The following table depicts the sources of fixed maturity proceeds and related gross investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

	2008	2007	2006
	(in thousands)
Fixed maturities, available for sale:
Proceeds from sales	$9,664,156	$2,131,667	$3,573,598
Proceeds from maturities/repayments	68,993	63,627	20,350
Gross investment gains from sales, prepayments and maturities	69,587	13,325	5,965
Gross investment losses from sales and maturities	(38,664)	(4,248)	(32,082)

Commercial mortgage and other loans

The following table provides the breakdown of the gross carrying values of commercial mortgage loans by property type as of December 31:

	2008		2007
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial loans by property type

Office buildings	$73,310	19.7%	$5,971	15.4%
Retail stores	84,574	22.7%	3,934	10.2%
Apartment complexes	102,206	27.5%	10,912	28.2%
Industrial Buildings	74,657	20.1%	0	0.0%
Agricultural properties	26,077	7.0%	7,930	20.5%
Hospitality	11,138	3.0%	0	0.0%
Other	0	0.0%	9,924	25.7%

Subtotal Commercial Loans	$371,962	100.0%	$38,671	100.0%

Valuation allowance	$(218)		$(168)

Total Commercial Loans	$371,744		$38,503

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

3. INVESTMENTS (continued)

The commercial mortgage and other loans are geographically dispersed throughout the United States, Canada and Asia with the largest concentrations in New York (21%), New Hampshire (16%), California (13%) and Ohio (13%) at December 31, 2008.

Activity in the allowance for losses for all commercial loans, for the years ended December 31, is as follows:

	2008	2007
	(in thousands)
Allowance for losses, beginning of year	$168	$—
Addition of allowance for losses	50	168

Allowance for losses, end of year	$218	$168

Other Long-Term Investments

The following table provides information relating to other long-term investments as of December 31:

2008
(in thousands)
Joint ventures and limited partnerships	$2,173
Derivatives	35,356

Total other long- term investments	$37,529

2007
(in thousands)
Joint ventures and limited partnerships	$2,514
Derivatives	(2,644)

Total other long- term investments	$(130)

Investment Income and Investment Gains and Losses

Net investment income arose from the following sources for 2008, 2007, and 2006:

	2008	2007	2006
	(in thousands)
Fixed maturities, available for sale	$298,506	$67,273	$82,976
Equity securities, available for sale	867	1,226	1,254
Policy loans	809	742	702
Short-term investments and cash equivalents	23,145	6,345	9,937
Other	4,751	4,124	2,504

Gross investment income	328,078	79,710	97,373

Less investment expenses	(7,990)	(5,085)	(9,082)

Net investment income	$320,088	$74,625	$88,291

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

3. INVESTMENTS (continued)

Realized investment gains (losses), net including charges for other than temporary impairments in value, for year ended December 31, 2008, year ended December 31, 2007, and year ended December 31, 2006 were from the following sources:

	2008	2007	2006
	(in thousands)
Fixed maturities	$5,151	$9,078	$(26,155)
Equity securities	(452)	(1,010)	(858)
Derivatives	38,061	(48,872)	(21,022)
Commercial mortgage and other loans	(50)	(168)	—
Other	3,343	—	—

Realized investment gains (losses), net	$46,053	$(40,972)	$(48,035)

Writedowns for impairments, which were deemed to be other than temporary, were $26.2 million and $980 thousand as December 31, 2008 and December 31, 2007 respectively.

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

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs and Valuation of Business Acquired	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
Balance, December 31, 2005	(5,348)	902	1,574	(2,872)

Net investment gains (losses) on investments arising during the period	(8,789)	—	—	(8,789)
Reclassification adjustment for losses (gains) included in net income	27,013	—	—	27,013

Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and valuation of business acquired	—	(5,453)	(4,522)	(9,975)

Balance, December 31, 2006	12,876	(4,551)	(2,948)	5,377

Net investment gains (losses) on investments arising during the period	(15,184)			(15,184)
Reclassification adjustment for losses (gains) included in net income	8,068	—	—	8,068

Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and valuation of business acquired		2,720	1,556	4,276

Balance, December 31, 2007	$5,760	$(1,831)	$(1,392)	$2,537

Net investment gains (losses) on investments arising during the period	(36,452)			(36,452)
Reclassification adjustment for losses (gains) included in net income	4,699			4,699
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and valuation of business acquired		18,620	4,650	23,270

Balance, December 31, 2008	$(25,993)	$16,789	$3,258	$(5,946)

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

3. INVESTMENTS (continued)

The table below presents net unrealized gains (losses) on investments by asset class at December 31:

	2008	2007	2006
	(in thousands)
Fixed maturities, available for sale	$(24,088)	$6,637	$13,018
Equity securities, available for sale	(1,905)	(877)	(142)

Unrealized gains (losses) on investments	$(25,993)	$5,760	$12,876

Duration of Gross Unrealized Loss Positions for Fixed Maturities and Equity Securities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturities and equity securities have been in a continuous unrealized loss position, as of December 31, 2008 and 2007:

	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
2008
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$18,957	$13	$—	$—	$18,957	$13
Obligations of U.S. states and their political subdivisions	1,573	34	—	—	1,573	34
Foreign government bonds	22,200	1,797	—	—	22,200	1,797
Corporate securities	1,835,329	108,373	71,771	16,238	1,907,100	124,611
Commercial mortgage-backed securities	646,878	139,941	116,685	27,232	763,563	167,173
Asset-backed securities	178,309	17,908	17,646	4,304	195,955	22,212
Residential mortgage-backed securities	616	308	—	—	616	308

Total fixed maturities, available for sale	$2,703,862	$268,374	$206,102	$47,774	$2,909,964	$316,148

Total equity securities, available for sale	$4,393	$1,277	$3,495	$740	$7,888	$2,016

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

3. INVESTMENTS (continued)

	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
2007
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$105,498	$—	$—	$—	$105,498	$—
Obligations of U.S. states and their political subdivisions	1,858	—	51	1	1,909	1
Foreign government bonds	5,947	96	—	—	5,947	96
Corporate securities	589,861	1,706	54,827	2,653	644,688	4,359
Commercial mortgage-backed securities	241,309	49	1,565	1	242,874	50
Asset-backed securities	123,144	7,971	189	12	123,333	7,983
Residential mortgage-backed securities	191,269	—	1,034	1	192,303	1

Total fixed maturities, available for sale	$1,258,886	$9,822	$57,666	$2,668	$1,316,552	$12,490

Total equity securities, available for sale	$11,599	$877	$—	$—	$11,599	$877

Securities with fair value of $3.5 million and gross unrealized losses of $0.7 million that have been in a continuous unrealized loss position for twelve months or more as of December 31, 2008 represent perpetual preferred securities, which have characteristics of both debt and equity securities. In accordance with its policy described in Note 2, the Company concluded that an adjustment for other-than-temporary impairments for these securities was not warranted at December 31, 2008 or 2007.

As of December 31, 2008, unrealized gains (losses) on fixed maturities and equity securities was comprised of $318.2 million of gross unrealized losses and $292.2 million of gross unrealized gains. Gross unrealized losses includes $48.5 million of gross losses that have been in such a position for twelve months or greater. Based on a review of the above information in conjunction with other factors as outlined in our policy surrounding other than temporary impairments (see Note 2 to the Financial Statements), we have concluded that an adjustment for other than temporary impairments for these securities was not warranted at December 31, 2008. Each security is current on its contractual payments, and a detailed analysis of the underlying credit resulted in the determination that there is no evidence of probable credit deterioration that would indicate they would be unable to meet their contractual obligations. The declines in fair value were primarily due to credit spread widening and increased liquidity discounts. In each case, the Company has the ability and intent to hold the security for a period of time to allow for a recovery of value.

As of December 31, 2007, unrealized gains (losses) on fixed maturities and equity securities was comprised of $13.3 million of gross unrealized losses and $19.1 million of gross unrealized gains. Gross unrealized losses includes $2.7 million of gross losses that have been in such a position for twelve months or greater. Based on a review of the above information in conjunction with other factors as outlined in our policy surrounding other than temporary impairments (see Note 2 to the Financial Statements), we have concluded that an adjustment for other than temporary impairments for these securities was not warranted at December 31, 2007.

Securities Pledged and Special Deposits

The Company pledges investment securities it owns to unaffiliated parties through securities sold under agreements to repurchase transactions. At December 31, 2008 and 2007, there were no fixed maturities available for sale pledge to third parties.

Fixed maturities of $5.1 million and $4.8 million at December 31, 2008 and 2007, respectively, were on deposit with governmental authorities or trustees as required by certain insurance laws.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

4. DEFERRED POLICY ACQUISITION COSTS

The balances of and changes in DAC as of and for the year ended December 31, 2008, year ended December 31, 2007, and year ended December 31, 2006, are as follows (in thousands):

	2008	2007	2006
Balance, beginning of year	$1,042,823	$766,277	$528,899
Capitalization of commissions, sales and issue expenses	417,465	442,265	343,907
Amortization	(228,836)	(156,507)	(104,438)
Changes in unrealized investment gains and losses	15,679	323	(2,091)
Impact of adoption of SOP 05-1	—	(9,535)	—

Balance, end of year	$1,247,131	$1,042,823	$766,277

5. VALUATION OF BUSINESS ACQUIRED

Details of VOBA and related interest and gross amortization for the year ended December 31, 2008, year ended December 31, 2007, and year ended December 31, 2006 is as follows (in thousands):

	2008	2007	2006
Balance, beginning of period	$118,566	$152,650	$196,023
Amortization(1)	(48,955)	(41,260)	(50,154)
Interest(2)	5,830	7,743	10,143
Change in unrealized gains/losses	2,941	2,397	(3,362)
Impact of adoption of SOP 05-1	—	(2,964)	—

Balance, end of period	$78,382	$118,566	$152,650

(1)	The average expected life of VOBA was approximately 6.6 years from the date of acquisition.
(2)	The interest accrual rate was 5.72% for the VOBA related to the businesses acquired.

Estimated future net amortization of VOBA as of December 31, 2008 is as follows (in thousands):

2009	15,078
2010	11,576
2011	9,224
2012	7,114
2013	4,954
2014 and thereafter	30,436

Total	78,382

6. CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS

The Company issues traditional variable annuity contracts through its separate accounts for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contractholder. The Company also issues variable annuity contracts with general and separate account options where the Company contractually guarantees to the contractholder a return of no less than (1) total deposits made to the contract less any partial withdrawals (“return of net deposits”), (2) total deposits made to the contract less any partial withdrawals plus a minimum return (“minimum return”), or (3) the highest contract value on a specified date minus any withdrawals (“contract value”). These guarantees include benefits that are payable in the event of death, annuitization or at specified dates during the accumulation period and withdrawal and income benefits payable during specified periods. The Company also issues annuity contracts with market value adjusted investment options (“MVAs”), which provide for a return of principal plus a fixed rate of return if held to maturity, or, alternatively, a “market adjusted value” if surrendered prior to maturity or if funds are allocated to other investment options. The market value adjustment may result in a gain or loss to the Company, depending on crediting rates or an indexed rate at surrender, as applicable.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

6. CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS (continued)

The assets supporting the variable portion of both traditional variable annuities and certain variable contracts with guarantees are carried at fair value and reported as “Separate account assets” with an equivalent amount reported as “Separate account liabilities.” Amounts assessed against the contractholders for mortality, administration, and other services are included within revenue in “Policy charges and fee income” and changes in liabilities for minimum guarantees are generally included in “Policyholders’ benefits”. In 2008 and 2007, there were no gains or losses on transfers of assets from the general account to a separate account.

For those guarantees of benefits that are payable in the event of death, the net amount at risk is generally defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date. The Company’s primary risk exposures for these contracts relates to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including equity market returns, contract lapses and contractholder mortality.

For guarantees of benefits that are payable at annuitization, the net amount at risk is generally defined as the present value of the minimum guaranteed annuity payments available to the contractholder determined in accordance with the terms of the contract in excess of the current account balance. The Company’s primary risk exposures for these contracts relates to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including equity market returns, timing of annuitization, contract lapses and contractholder mortality.

For guarantees of benefits that are payable at withdrawal, the net amount at risk is generally defined as the present value of the minimum guaranteed withdrawal payments available to the contractholder determined in accordance with the terms of the contract in excess of the current account balance. For guarantees of accumulation balances, the net amount at risk is generally defined as the guaranteed minimum accumulation balance minus the current account balance. The Company’s primary risk exposures for these contracts relates to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including equity market returns, interest rates, market volatility or contractholder behavior.

The Company’s contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed may not be mutually exclusive. As of December 31, 2008 and 2007, the Company had the following guarantees associated with its contracts, by product and guarantee type:

	December 31, 2008		December 31, 2007
	In the Event of Death	At Annuitization/ Accumulation (1)	In the Event of Death	At Annuitization/ Accumulation (1)
	(in thousands)
Variable Annuity Contracts

Return of Net Deposits
Account value	$27,827,823	N/A	$34,423,177	N/A
Net amount at risk	$5,148,579	N/A	$1,196,837	N/A
Average attained age of contractholders	60.6 years	N/A	60.7 years	N/A

Minimum return or contract value
Account value	$6,257,485	$22,880,901	$7,726,079	$23,836,127
Net amount at risk	$2,465,883	$3,172,674	$486,519	$177,330
Average attained age of contractholders	62.7 years	61 years	62.3 years	59.4 years
Average period remaining until expected annuitization	N/A	3.9 years	N/A	4.8 years
(1)	Includes income and withdrawal benefits described herein

	December 31, 2008		December 31, 2007
	Unadjusted Value	Adjusted Value	Unadjusted Value	Adjusted Value
Market value adjusted annuities
Account value	$7,776,593	$7,264,251	$950,514	$948,983

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

6. CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS (continued)

Account balances of variable annuity contracts with guarantees were invested in separate account investment options as follows:

	December 31, 2008	December 31, 2007
	(in thousands)	(in thousands)
Equity funds	$6,628,564	$16,584,770
Bond funds	5,151,177	4,149,175
Balanced funds	8,592,304	16,108,177
Money market funds	2,702,098	1,943,205
Specialty funds	949,003	2,384,341

Total	$24,023,146	$41,169,668

In addition to the above mentioned amounts invested in separate account investment options, $10.1 billion and $979.6 million of account balances of variable annuity contracts with guarantees, inclusive of contracts with MVA features, were invested in general account investment options as of December 31, 2008 and 2007, respectively.

Liabilities for Guarantee Benefits

The table below summarizes the changes in general account liabilities for guarantees on variable contracts. The liabilities for guaranteed minimum death benefits (“GMDB”) and guaranteed minimum income benefits (“GMIB”) are included in “Future policy benefits” and the related changes in the liabilities are included in “Policyholders’ benefits.” Guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”), and guaranteed minimum income and withdrawal benefits (“GMIWB”) features are considered to be bifurcated embedded derivatives under SFAS No. 133 and are recorded at fair value. Changes in the fair value of these derivatives, along with any fees attributed or payments made relating to the derivative, are recorded in “Realized investment gains (losses), net.” The liabilities for GMAB, GMWB, and GMIWB are included in “Future policy benefits.” As discussed above, the Company maintains a portfolio of derivative investments that serve as a partial economic hedge of the risks associated with these products, for which the changes in fair value are also recorded in “Realized investment gains (losses), net.” This portfolio of derivatives investments does not qualify for hedge accounting treatment under U.S. GAAP.

	GMDB	GMAB/ GMWB/ GMIWB	GMIB	Totals
	Variable Annuity (in thousands)
Balance as of January 1, 2006	26,000	(500)	2,400	27,900

Incurred guarantee benefits (1)	49,510	(32,602)	1,948	18,857
Paid guarantee benefits	(31,088)	—	—	(31,088)

Balance as of December 31, 2006	44,422	(33,102)	4,348	15,669

Incurred guarantee benefits (1)	28,837	137,011	(2,025)	163,823
Paid guarantee benefits	(30,411)	—	—	(30,411)

Balance as of December 31, 2007	42,848	103,909	2,323	149,080

Incurred guarantee benefits (1)	292,412	2,007,332	9,303	2,309,047
Paid guarantee benefits	(55,310)	—	—	(55,310)

Balance as of December 31, 2008	279,950	2,111,241	11,626	2,402,817

(1)	Incurred guarantee benefits include the portion of assessments established as additions to reserve as well as changes in estimates affecting the reserves. Also includes changes in the fair value of features considered to be derivatives.

The GMDB liability is determined each period end by estimating the accumulated value of a portion of the total assessments to date less the accumulated value of the death benefits in excess of the account balance. The GMIB liability is determined each period by estimating the accumulated value of a portion of the total assessments to date less the accumulated value of the projected income benefits in excess of the account balance. The portion of assessments used is chosen such that, at issue (or, in the case of acquired contracts, at the acquisition date,) the present value of expected death benefits or expected income benefits in excess of the projected account balance and the portion of the present value of total expected assessments over the lifetime of the contracts are equal. The Company regularly evaluates the estimates used and adjusts the GMDB and GMIB liability balances with an associated charge or credit to earnings, if actual experience or other evidence suggests that earlier assumptions should be revised.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

6. CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS (continued)

The GMAB features provide the contractholder with a guaranteed return of initial account value or an enhanced value if applicable. The most significant of the Company’s GMAB features are the guaranteed return option (“GRO”) features, which includes an automatic investment rebalancing element that reduces the Company’s exposure to these guarantees. The GMAB liability is calculated as the present value of future expected payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature.

The GMWB features provide the contractholder with a guaranteed remaining balance if the account value is reduced to zero through a combination of market declines and withdrawals. The guaranteed remaining balance is generally equal to the protected value under the contract, which is initially established as the greater of the account value or cumulative deposits when withdrawals commence, less cumulative withdrawals. The contractholder also has the option, after a specified time period, to reset the guaranteed remaining balance to the then-current account value, if greater. The GMWB liability is calculated as the present value of future expected payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature.

The GMIWB features predominantly present a benefit that provides a contractholder two optional methods to receive guaranteed minimum payments over time, a “withdrawal” option or an “income” option. The withdrawal option guarantees that, upon the election of such benefit, a contract holder can withdraw an amount each year until the cumulative withdrawals reach a total guaranteed balance. The guaranteed remaining balance is generally equal to the protected value under the contract, which is initially established as the greater of: (1) the account value on the date of first withdrawal; (2) cumulative deposits when withdrawals commence, less cumulative withdrawals plus a minimum return; or (3) the highest contract value on a specified date minus any withdrawals. The income option guarantees that a contract holder can, upon the election of this benefit, withdraw a lesser amount each year for the annuitant’s life based on the total guaranteed balance. The withdrawal or income benefit can be elected by the contract holder upon issuance of an appropriate deferred variable annuity contract or at any time following contract issue prior to annuitization. Certain GMIWB features include an automatic rebalancing element that reduces the Company’s exposure to these guarantees. The GMIWB liability is calculated as the present value of future expected payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature.

As part of risk management strategy, the Company limits exposure to these risks through a combination of product design elements, such as an automatic rebalancing element, and affiliated reinsurance agreements. The automatic rebalancing element included in the design of certain variable annuity products transfers assets between contractholder sub-accounts depending on a number of factors, including the investment performance of the sub-accounts. Negative investment performance may result in transfers to either a fixed-rate general account option or a separate account bond portfolio. In certain situations, assets may transfer back when investment performance improves. Other product design elements utilized for certain products to manage these risks include asset allocation and minimum purchase age requirements. For risk management purposes the Company segregates the variable annuity living benefit features into four broad categories, (1) those that utilize both an automatic rebalancing element and capital markets hedging in the affiliates, such as for certain GMIWB riders; (2) those that utilize only an automatic rebalancing element, such as for certain GMAB riders that feature the GRO policyholder benefits; (3) those that utilize only capital markets hedging in the affiliated reinsurer, such as for certain legacy GMIWB, GMWB and GMAB riders; and (4) those with risks we have deemed suitable to retain, such as for GMDB and GMIB riders. Riders in categories 1 and 2 from above also include GMDB riders, and as such the GMDB risk in these riders benefits from the automatic investment rebalancing element.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

6. CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS (continued)

Sales Inducements

The Company defers sales inducements and amortizes them over the life of the policy using the same methodology and assumptions used to amortize deferred policy acquisition costs. These deferred sales inducements are included in “Other Assets” in the Company’s Statements of Financial Position. The Company offers various types of sales inducements. These inducements include: (1) a bonus whereby the policyholder’s initial account balance is increased by an amount equal to a specified percentage of the customer’s initial deposit and (2) additional credits after a certain number of years a contract is held. Changes in deferred sales inducements, reported as “Interest credited to policyholders’ account balances”, are as follows:

Sales Inducements
(in thousands)
Balance as of January 1, 2006	227,400
Capitalization	167,013
Amortization	(34,598)

Balance as of December 31, 2006	$359,815

Capitalization	263,992
Amortization	(64,986)

Balance as of December 31, 2007	$558,821

Capitalization	260,268
Amortization	(92,775)

Balance as of December 31, 2008	$726,314

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

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

7. REINSURANCE (continued)

The effect of reinsurance for the year ended December 31, 2008, year ended December 31, 2007, and year ended December 31, 2006, was as follows (in thousands):

	Gross	Unaffiliated Ceded	Affiliated Ceded	Net
2008
Policy charges and fee income	$660,517	$(28,077)	$—	$632,440
Realized investment (losses) gains, net	$(1,861,957)	$—	$1,908,010	$46,053
Policyholders’ benefits	$329,724	$(429)	$—	$329,295
General, administrative and other expenses	$632,361	$(4,231)	$(1,817)	$626,313

2007
Policy charges and fee income	$736,064	$(28,698)	$—	$707,366
Realized investment (losses) gains, net	$(94,469)	$—	$53,497	$(40,972)
Policyholders’ benefits	$68,212	$(862)	$—	$67,350
General, administrative and other expenses	$535,947	$(5,560)	$(1,171)	$529,216

2006
Policy charges and fee income	$586,985	$(25,690)	$—	$561,295
Realized investment (losses) gains, net	$31,053	$—	$(79,088)	$(48,035)
Policyholders’ benefits	$101,748	$(381)	$—	$101,367
General, administrative and other expenses	$435,721	$(5,450)	$(27)	$430,244

The Company’s Statements of Financial Position also included reinsurance recoverables from Pruco Re of $2.1 billion at December 31, 2008 and $104.1 million at December 31, 2007.

8. INCOME TAXES

The components of income tax expense (benefit) for the years ended December 31, were as follows:

	2008	2007	2006
	(in thousands)
Current tax expense:
U.S. and foreign	$—	$—	$67
State and local	$—	$—	$—

Total	$—	$—	$67

Deferred tax expense:
U.S. and foreign	$(38,770)	$10,056	$5,759
State and local	(454)	303	$389

Total	$(39,224)	$10,359	$6,148

Total income tax expense (benefit) on income from operations	$(39,224)	$10,359	$6,215
Income Tax reported in stockholders’ equity related to:
Other comprehensive income (loss)	(4,649)	(1,556)	4,521
Cumulative effect of changes in accounting policy	—	(6,617)	—
Stock based compensation programs	(21)	—	—

Total income tax expense (benefit)	$(43,894)	$2,186	$10,736

The Company’s income (loss) from operations before income taxes includes income (loss) from domestic operations of $(19,266) thousand, $304,954 thousand and $201,932 thousand, and no income from foreign operations for years ended December 31, 2008, 2007 and 2006, respectively.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

8. INCOME TAXES (continued)

The Company’s actual income tax expense (benefit) on operations for the years ended December 31, differs from the expected amount computed by applying the statutory federal income tax rate of 35% to income from operations before income taxes for the following reasons:

	2008	2007	2006
	(in thousands)
Expected federal income tax expense (benefit)	$(6,743)	$106,734	$70,676
Non taxable investment income	(24,418)	(95,053)	(55,568)
Tax credits	(8,407)	(7,367)	(9,463)
Prior year adjustments	—	5,518	—
State income taxes, net of federal benefit	(294)	197	253
Other	638	330	317

Total income tax expense (benefit)	$(39,224)	$10,359	$6,215

Deferred tax assets and liabilities at December 31, resulted from the items listed in the following table:

	2008	2007
	(in thousands)
Deferred tax assets
Insurance reserves	$256,815	$318,649
Net operating loss carryforwards	339,621	188,038
Tax credit carryforwards	40,935	27,823
Compensation reserves	5,958	6,428
Net unrealized losses	9,202	—
Income taxed in advance	1,684	4,777
Other	1,788	10,424

Deferred tax assets	$656,003	$556,139

Deferred tax liabilities
VOBA and deferred acquisition cost	$398,610	$340,577
Net unrealized gains	—	2,039
Other	167	191

Deferred tax liabilities	$398,777	$342,807

Net deferred tax asset	$257,226	$213,332

The application of U.S. GAAP requires the Company to evaluate the recoverability of deferred tax assets and establish a valuation allowance if necessary to reduce the deferred tax asset to an amount that is more likely than not to be realized. Considerable judgment is required in determining whether a valuation allowance is necessary, and if so, the amount of such valuation allowance. In evaluating the need for a valuation allowance the Company considers many factors, including: (1) the nature of the deferred tax assets and liabilities; (2) whether they are ordinary or capital; (3) in which tax jurisdictions they were generated and the timing of their reversal; (4) taxable income in prior carryback years as well as projected taxable earnings exclusive of reversing temporary differences and carryforwards; (5) the length of time that carryovers can be utilized in the various taxing jurisdictions; (6) any unique tax rules that would impact the utilization of the deferred tax assets; and (7) any tax planning strategies that the Company would employ to avoid a tax benefit from expiring unused. Although realization is not assured, management believes it is more likely than not that the deferred tax assets, net of valuation allowances, will be realized. The Company had no valuation allowance as of December 31, 2008 and 2007.

At December 31, 2008 and 2007, respectively, the Company had federal net operating and capital loss carryforwards of $959 million and $531 million, which expire between 2019 and 2023. At December 31, 2008 and 2007, respectively, the Company had tax credit carryforwards, of $41 million and $28 million, which expire between 2014 and 2018.

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

The Company had no unrecognized tax benefits as of the date of adoption of FIN No. 48 and as of December 31, 2008 and 2007.

The Company classifies all interest and penalties related to tax uncertainties as income tax expense. In 2008 and 2007, the Company recognized nothing in the statement of operations and recognized no liabilities in the statement of financial position for tax-related interest and penalties.

The Company is not currently under audit by the IRS or any state or local jurisdiction.

In August 2007, the IRS issued Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the dividend received deduction, or DRD, related to variable life insurance and annuity contracts. In September 2007, the IRS released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspends Revenue Ruling 2007-54 and informs taxpayers that the U.S. Treasury Department and the IRS intend to address through new regulations the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through regulations or legislation, could increase actual tax expense and reduce the Company’s net income. These activities had no impact on the Company’s 2007 or 2008 results.

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

Statutory net income (loss) of the Company amounted to $(322.6) million, $106.0 million, and $110.2million, for the years ended December 31, 2008, 2007, and 2006, respectively. Statutory surplus of the Company amounted to $633.3 million and $438.3 million at December 31, 2008 and 2007, respectively.

Without prior approval of its domiciliary commissioner, dividends to shareholders are limited by the laws of the Company’s state of incorporation, Connecticut. The State of Connecticut restricts dividend payments to the greater of 10% of the prior year’s surplus or net gain from operations from the prior year. Net gain from operations is defined as income after taxes but prior to realized capital gains, as reported on the Summary of Operations. Based on 2008 results, there is capacity to pay a dividend of $63.3 million.

10. FAIR VALUE OF ASSETS AND LIABILITIES

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

Level 1 – Fair value is based on unadjusted quoted prices in active markets that are accessible to us for identical assets or liabilities. These generally provide the most reliable evidence and are used to measure fair value whenever available. Active markets are defined as having the following for the measured asset/liability: i) many transactions, ii) current prices, iii) price quotes not varying substantially among market makers, iv) narrow bid/ask spreads and v) most information publicly available. Our Level 1 assets and liabilities primarily include certain cash equivalents and short term investments, equity securities and derivative contracts that are traded in an active exchange market. Prices are obtained from readily available sources for market transactions involving identical assets or liabilities.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

10. FAIR VALUE OF ASSETS AND LIABILITIES (continued)

Level 2 – Fair value is based on significant inputs, other than Level 1 inputs, that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability through corroboration with observable market data. Level 2 inputs include quoted market prices in active markets for similar assets and liabilities, quoted market prices in markets that are not active for identical or similar assets or liabilities and other market observable inputs. Our Level 2 assets and liabilities include: fixed maturities (corporate public and private bonds, most government securities, certain asset- and mortgage-backed securities, etc.), certain equity securities and commercial mortgage loans, short-term investments and certain cash equivalents (primarily commercial paper) and certain over-the-counter derivatives. Valuations are generally obtained from third party pricing services for identical or comparable assets or liabilities, or through the use of valuation methodologies using observable market inputs.

Prices from pricing services are sourced from multiple vendors, and a vendor hierarchy is maintained by asset type based on historical pricing experience and vendor expertise. The Company generally receives prices from multiple pricing services for each security, but ultimately use the price from the pricing service highest in the vendor hierarchy based on the respective asset type. In order to validate reasonability, prices are reviewed by internal asset managers through comparison with directly observed recent market trades and internal estimates of current fair value, developed using market observable inputs and economic indicators.

The use of valuation methodologies using observable inputs for private fixed maturities are primarily determined using a discounted cash flow model, which utilizes a discount rate based upon the average of spread surveys collected from private market intermediaries who are active in both primary and secondary transactions, and takes into account, among other factors, the credit quality and industry sector of the issuer and the reduced liquidity associated with private placements. Private fixed maturities also include debt investments in funds that, in addition to a stated coupon, pay a return based upon the results of the underlying portfolios. The fair values of these securities are determined by reference to the funds’ net asset value (NAV). Any restrictions on the ability to redeem interests in these funds at NAV are considered to have a de minimis effect on the fair value.

The majority of the Company’s derivative positions is traded in the over-the-counter (OTC) derivative market and is classified within Level 2 in the fair value hierarchy. OTC derivatives classified within Level 2 are valued using models generally accepted in the financial services industry that use actively quoted or observable market input values from external market data providers, non-binding broker-dealer quotations, third-party pricing vendors and/or recent trading activity. The fair values of most OTC derivatives, including interest rate swaps, cross currency swaps and single name credit default swaps are determined using discounted cash flow models. These models’ key assumptions include the contractual terms of the respective contract, along with significant observable inputs, including interest rates, currency rates, credit spreads, yield curves, index dividend yields and nonperformance risk. OTC derivative contracts are executed under master netting agreements with counterparties with a Credit Support Annex, or CSA, which is a bilateral ratings-sensitive agreement that requires collateral postings at established credit threshold levels. These agreements protect the interests of the Company and its counterparties, should either party suffer a credit rating deterioration. Substantially all of the Company’s OTC derivative contracts are transacted with an affiliate. In instances where the Company transacts with unaffiliated counterparties derivative agreements are with highly rated major international financial institutions. Consistent with the practice of major international financial institutions, the Company uses the credit spread embedded in the LIBOR interest rate curve to reflect nonperformance risk when determining the fair value of derivative assets and liabilities. The Company believes this credit spread is an appropriate estimate of the nonperformance risk for derivative related assets and liabilities between highly rated institutions. Most OTC derivative contracts have bid and ask prices that can be readily observed in the market place. The Company’s policy is to use mid-market pricing in determining its best estimate of fair value.

Level 3 – Fair value is based on at least one or more significant unobservable inputs for the asset or liability. These inputs reflect our assumptions about the assumptions market participants would use in pricing the asset or liability. Our Level 3 assets and liabilities primarily include: certain private fixed maturities and equity securities, certain manually priced public equity securities and fixed maturities, certain highly structured over-the-counter derivative contracts and embedded derivatives resulting from certain products with guaranteed benefits. In circumstances where vendor pricing is not available, internally developed valuations or non-binding broker quotes are used to determine fair value. Non-binding broker quotes are reviewed for reasonableness based on our understanding of the market. These estimates may use significant unobservable inputs, which reflect the Company’s own assumptions about the inputs market participants would use in pricing the asset. Circumstances where observable market data is not available may include events such as market illiquidity and credit events related to the security. Under certain conditions, we may conclude the prices received from independent third party pricing services or brokers are not reasonable or reflective of market activity. In those instances, we may choose to over-ride the third-party pricing information or quotes received and apply internally developed values to the related assets or liabilities. In such cases, the valuations are generally classified as Level 3. As of December 31, 2008 such over-rides on a net basis were not material.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

10. FAIR VALUE OF ASSETS AND LIABILITIES (continued)

For certain private fixed maturities, including those that are distressed, the discounted cash flow model may also incorporate significant unobservable inputs, which reflect the Company’s own assumptions about the inputs market participants would use in pricing the asset. Certain public fixed maturities and private fixed maturities priced internally are based on observable and unobservable inputs. Significant unobservable inputs used include: issue specific credit adjustments, material non-public financial information, management judgment, estimation of future earnings and cashflows, default rate assumptions, liquidity assumptions and non-binding quotes from market makers. These inputs are usually considered unobservable, as not all market participants will have access to this data.

The fair values of the GMAB, GMWB and GMIWB liabilities are calculated as the present value of future expected benefit payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature. The expected cash flows are discounted using LIBOR interest rates, which are commonly viewed as being consistent with the Company’s claims-paying ratings of AA quality. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally developed models with option pricing techniques. The models calculate a risk neutral valuation, generally using the same interest rate assumptions to both project and discount future rider fees and benefit payments, and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. Significant inputs to these models include capital market assumptions, such as interest rate and implied volatility assumptions, as well as various policyholder behavior assumptions that are actuarially determined, including lapse rates, benefit utilization rates, mortality rates and withdrawal rates. These assumptions are reviewed at least annually, and updated based upon historical experience and give consideration to any observable market data, including market transactions such as acquisitions and reinsurance transactions.

Level 3 includes OTC derivatives where the bid-ask spreads are generally wider than derivatives classified within Level 2 thus requiring more judgment in estimating the mid-market price of such derivatives. Derivatives that are valued based upon models with unobservable market input values or input values from less actively traded or less-developed markets are classified within Level 3 in the fair value hierarchy. Derivatives classified as Level 3 include first-to-default credit basket swaps. The fair values of first-to-default credit basket swaps are derived from relevant observable inputs such as: individual credit default spreads, interest rates, recovery rates and unobservable model-specific input values such as correlation between different credits within the same basket. Level 3 methodologies are validated through periodic comparison of the Company’s fair values to broker-dealer’s values.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis, as of December 31, 2008.

	Level 1	Level 2	Level 3	Total
	(in thousands)
Fixed maturities, available for sale	$—	$9,778,618	$90,724	$9,869,342

Trading account assets	10,223	41,199	—	51,422
Equity securities, available for sale	9,219	900	—	10,119
Other long-term investments	—	36,852	(1,496)	35,356
Short term investments	254,046	—	—	254,046
Cash and cash equivalents	—	—	—	—
Reinsurance recoverable	—	—	2,110,146	2,110,146

Sub-total excluding separate account assets	$273,488	$9,857,569	$2,199,374	$12,330,431

Separate account assets (1)	13,884,682	10,375,310	—	24,259,992

Total assets	$14,158,170	$20,232,879	$2,199,374	$36,590,423

Future policy benefits	—	—	2,111,242	2,111,242

Total liabilities	$—	$—	$2,111,242	$2,111,242

(1)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account assets classified as Level 3 consist primarily of real estate and real estate investment funds. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Statement of Financial Position.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

10. FAIR VALUE OF ASSETS AND LIABILITIES (continued)

The following table provides a summary of the changes in fair value of Level 3 assets and liabilities for the year ending December 31, 2008, as well as the portion of gains or losses included in income for twelve months ended December 31, 2008 attributable to unrealized gains or losses related to those assets and liabilities still held at December 31, 2008.

	Twelve Months Ended December 31, 2008
	Fixed Maturities, Available For Sale	Other Long- term Investments	Reinsurance Recoverable	Future Policy Benefits
	(in thousands)
Fair value, beginning of period	$9,502	$(56)	$103,909	$(103,909)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	414	(1,440)	1,949,030	(1,950,126)
Asset administration fees and other income	—	—	—	—
Included in other comprehensive income (loss)	243	—	—	—
Net investment income	250	—	—	—
Purchases, sales, issuances, and settlements	96,995	—	57,207	(57,207)
Foreign currency translation	—	—	—	—
Transfers into (out of) level 3 (1)	(16,680)	—	—	—

Fair value, end of period	$90,724	$(1,496)	$2,110,146	$(2,111,242)

Unrealized gains (losses) relating to those level 3 assets that were still held by the Company at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$—	$(1,439)	$1,956,405	$(1,957,501)
Asset administration fees and other income	$—	$—	$—	$—
Interest credited to policyholder account	$—	$—	$—	$—
Included in other comprehensive income (loss)	$240	$—	$—	$—
(1)	Transfers into or out of level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(2)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

Transfers – Net transfers out of Level 3 for Fixed Maturities Available for Sale totaled $16.7 million during the year ended December 31, 2008. Transfers out of Level 3 for these investments was primarily the result of the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company was able to validate.

Fair Value of Financial Instruments – Under SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” the Company is required to disclose the fair value of certain financial instruments. For the following financial instruments the carrying amount equals or approximates fair value: fixed maturities classified as available for sale, trading account assets supporting insurance liabilities, other trading account assets, equity securities, short-term investments, cash and cash equivalents separate account assets and long-term and short-term borrowing.

The fair values presented below for those financial instruments where the carrying amounts and fair values may differ have been determined by using available market information and by applying market valuation methodologies. The fair values presented below at December 31, 2008 are in compliance with the framework for measuring fair value established by SFAS No. 157, and therefore may differ from the fair values methodologies applied at December 31, 2007.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

10. FAIR VALUE OF ASSETS AND LIABILITIES (continued)

Commercial mortgage and other loans

The fair value of commercial mortgage and other loans is primarily based upon the present value of the expected future cash flows discounted at the appropriate U.S. Treasury rate, and adjusted for the current market spread for similar quality loans.

The fair value of commercial mortgage and other loans held by the Company is based upon various factors, including the terms of the loans, the principal exit market, prevailing interest rates, and credit risk.

Policy Loans

The fair value of U.S. insurance policy loans is calculated using a discounted cash flow model based upon current U.S. Treasury rates and historical loan repayment patterns.

Investment Contracts – Policyholders’ Account Balances & Separate Account Liabilities

Only the portion of policyholders’ account balances and separate account liabilities related to products that are investment contracts (those without significant mortality or morbidity risk) are reflected in the table below. For payout annuities and other similar contracts without life contingencies, fair values are derived using discounted projected cash flows based on LIBOR interest rates, which are commonly viewed as being consistent with the Company’s claims paying ratings.

The following table discloses the Company’s financial instruments where the carrying amounts and fair values may differ:

	2008		2007
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
	(in thousands)
Commercial Loans	$371,744	$335,150	$38,503	$39,514
Policy loans	$13,419	$26,478	$12,965	$12,965
Investment Contracts	$59,284	$60,179	$60,140	$60,140

11. DERIVATIVE INSTRUMENTS

Types of Derivative Instruments and Derivative Strategies

Interest rate swaps are used by the Company to manage interest rate exposures arising from mismatches between assets and liabilities (including duration mismatches) and to hedge against changes in the value of assets it anticipates acquiring and other anticipated transactions and commitments. Swaps may be attributed to specific assets or liabilities or may be used on a portfolio basis. Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed upon notional principal amount. Generally, no cash is exchanged at the outset of the contract and no principal payments are made by either party. These transactions are entered into pursuant to master agreements that provide for a single net payment to be made by one counterparty at each due date.

Exchange-traded futures are used by the Company to reduce risks from changes in interest rates, to alter mismatches between the duration of assets in a portfolio and the duration of liabilities supported by those assets, and to hedge against changes in the value of securities it owns or anticipates acquiring or selling. In exchange-traded futures transactions, the Company agrees to purchase or sell a specified number of contracts, the values of which are determined by the values of underlying referenced investments, and to post variation margin on a daily basis in an amount equal to the difference in the daily market values of those contracts. The Company enters into exchange-traded futures and options with regulated futures commission’s merchants who are members of a trading exchange.

Currency swaps are used by the Company to reduce risks from changes in currency exchange rates with respect to investments denominated in foreign currencies that the Company either holds or intends to acquire or sell. Under currency swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between one currency and another at an exchange rate and calculated by reference to an agreed principal amount. Generally, the principal amount of each currency is exchanged at the beginning and termination of the currency swap by each party. These transactions are entered into pursuant to master agreements that provide for a single net payment to be made by one counterparty for payments made in the same currency at each due date.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

11. DERIVATIVE INSTRUMENTS (continued)

Credit derivatives are used by the Company to enhance the return on the Company’s investment portfolio by creating credit exposure similar to an investment in public fixed maturity cash instruments. With credit derivatives the Company sells credit protection on an identified name, or a basket of names in a first to default structure, and in return receives a quarterly premium. With single name credit default derivatives, this premium or credit spread generally corresponds to the difference between the yield on the referenced name’s public fixed maturity cash instruments and swap rates, at the time the agreement is executed. With first to default baskets, the premium generally corresponds to a high proportion of the sum of the credit spreads of the names in the basket. If there is an event of default by the referenced name or one of the referenced names in a basket, as defined by the agreement, then the Company is obligated to pay the counterparty the referenced amount of the contract and receive in return the referenced defaulted security or similar security.

As further described in Note 6, the Company sells variable annuity products, which contain embedded derivatives. The Company has entered into reinsurance agreements to transfer the risk related to the embedded derivatives to affiliates. These embedded derivatives are marked to market through “Realized investment gains (losses), net” based on the change in value of the underlying contractual guarantees, which are determined using valuation models. In the affiliates, the Company maintains a portfolio of derivative instruments that is intended to economically hedge the risks related to the above products’ features. The derivatives may include, but are not limited to equity options, total return swaps, interest rate swap options, caps, floors, and other instruments. In addition, some variable annuity products feature an automatic rebalancing element to minimize risks inherent in the Company’s guarantees which reduces the need for hedges.

The Company invests in fixed maturities that, in addition to a stated coupon, provide a return based upon the results of an underlying portfolio of fixed income investments and related investment activity. The Company accounts for these investments as available for sale fixed maturities containing embedded derivatives. Such embedded derivatives are marked to market through “Realized investment gains (losses), net,” based upon the change in value of the underlying portfolio.

Credit Derivatives Written

The following tables set forth our exposure from credit derivatives where we have written credit protection excluding credit protection written on our own credit and embedded derivatives contained in European managed investments, by NAIC rating of the underlying credits as of the dates indicated.

		December 31, 2008
		Single Name		First To Default Basket		Total
NAIC Designation (1)	Rating Agency Equivalent	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
		(in thousands)
1	Aaa, Aa, A	$320,000	$(9,155)	$1,000	$(133)	$321,000	$(9,288)
2	Baa	—	—	9,500	(1,363)	9,500	(1,363)

Total		$320,000	$(9,155)	$10,500	$(1,496)	$330,500	$(10,651)

		December 31, 2007
		Single Name		First To Default Basket		Total
NAIC Designation (1)	Rating Agency Equivalent	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
		(in thousands)
1	Aaa, Aa, A	$—	—	$10,500	$(57)	$10,500	$(57)
2	Baa	—	—	—	—	—	—

Total		$—	—	$10,500	$(57)	$10,500	$(57)

(1)	First-to-default credit swap baskets, which may include credits of varying qualities, are grouped above based on the lowest credit in the basket. However, such basket swaps may entail greater credit risk than the rating level of the lowest credit.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

11. DERIVATIVE INSTRUMENTS (continued)

The following table sets forth the composition of our credit derivatives where we have written credit protection excluding credit protection written on our own credit and embedded derivatives contained in European managed investments, by industry category as of the dates indicated.

	December 31, 2008		December 31, 2007
Industry	Notional	Fair Value	Notional	Fair Value
	(in thousands)
Corporate Securities:	$40,000	$(1,179)	—	—
Manufacturing	—	—	—	—
Utilities	—	—	—	—
Finance	—	—	—	—
Services	20,000	(10)	—	—
Energy	20,000	(754)	—	—
Transportation	30,000	(944)	—	—
Retail and Wholesale	20,000	(351)	—	—
Other	190,000	(5,917)	—	—
First to Default Baskets(1)	10,500	(1,496)	10,500	(57)

Total Credit Derivatives	$330,500	(10,651)	10,500	(57)

(1)	Credit default baskets may include various industry categories.

The Company writes credit derivatives under which the Company is obligated to pay the counterparty the referenced amount of the contract and receive in return the defaulted security or similar security. The Company’s maximum amount at risk under these credit derivatives, assuming the value of the underlying referenced securities become worthless, is $330.5 million notional of CDS selling protection at December 31, 2008. These credit derivatives generally have maturities of five years or less.

The Company holds certain externally managed investments in the European market which contain embedded derivatives whose fair value are primarily driven by changes in credit spreads. These investments are medium term notes that are collateralized by investment portfolios primarily consisting of investment grade European fixed income securities, including corporate bonds and asset-backed securities, and derivatives, as well as varying degrees of leverage. The notes have a stated coupon and provide a return based on the performance of the underlying portfolios and the level of leverage. The Company invests in these notes to earn a coupon through maturity, consistent with its investment purpose for other debt securities. The notes are accounted for under U.S. GAAP as available for sale fixed maturity securities with bifurcated embedded derivatives (total return swaps). Changes in the value of the fixed maturity securities are reported in Stockholders’ Equity under the heading “Accumulated Other Comprehensive Income” and changes in the market value of the embedded total return swaps are included in current period earnings in “Realized investment gains (losses), net.” The Company’s maximum exposure to loss from these interests was $5.2 million and $9.1 million at December 31, 2008 and 2007, respectively.

Credit Risk

The Company is exposed to credit-related losses in the event of nonperformance by counterparties to financial derivative transactions. Substantially all of the Company’s over-the-counter derivative contracts are transacted with an affiliate. In instances where the Company transacts with unaffiliated counterparties, the Company manages credit risk by entering into derivative transactions with major international financial institutions and other creditworthy counterparties, and by obtaining collateral where appropriate. Additionally, limits are set on single party credit exposures which are subject to periodic management review.

The credit exposure of the Company’s over-the-counter (OTC) derivative transactions is represented by the contracts with a positive fair value (market value) at the reporting date. The Company effects exchange-traded futures transactions through regulated exchanges and these transactions are settled on a daily basis, thereby reducing credit risk exposure in the event of nonperformance by counterparties to such financial instruments.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

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

The Company has substantially completed a remediation program to correct errors in the administration of approximately 11,000 annuity contracts issued by the Company. The owners of these contracts did not receive notification that the contracts were approaching or past their designated annuitization date or default annuitization date (both dates referred to as the “contractual annuity date”) and the contracts were not annuitized at their contractual annuity dates. Some of these contracts also were affected by data integrity errors resulting in incorrect contractual annuity dates. The lack of notice and the data integrity errors, as reflected on the annuities administrative system, all occurred before the Acquisition. The remediation and administrative costs of the remediation program are subject to the indemnification provisions of the Acquisition Agreement.

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

During the third quarter of 2004, the Company identified a system-generated calculation error in its annuity contract administration system that existed prior to the Acquisition. This error related to the calculation of amounts due to customers for certain transactions subject to a market value adjustment upon the surrender or transfer of monies out of their annuity contract’s fixed allocation options. The error resulted in an underpayment to policyholders, as well as additional anticipated costs to the Company associated with remediation, breakage and other costs. The Company’s consultants have developed the systems functionality to compute remediation amounts and are in the process of running the computations on affected contracts. The Company contacted state insurance regulators and commenced Phase I of its outreach to customers on November 12, 2007. Phase II commenced on June 6, 2008. Phase III commenced December 5, 2008. A final Phase is expected to rollout in April of 2009. The Company has advised Skandia that a portion of the remediation and related administrative costs are subject to the indemnification provisions of the Acquisition Agreement.

From January 2006 to February 2008, thirty-one complaints were filed in 17th Judicial Circuit Court, Broward County, Florida alleging misrepresentations in the sale of annuities against the Company and in certain of the cases the two brokers who sold the

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

12. CONTINGENT LIABILITIES AND LITIGATION (continued)

annuities. The complaints allege that the brokers represented that any losses in the annuities would be insured or paid by a state guaranty fund and purport to state claims of breach of fiduciary duty, negligence, fraud, fraudulent inducement, negligent misrepresentation and seek damages in unspecified amounts but in excess of $15,000 per case. Thirty of the thirty-one lawsuits settled in December 2008. The matter is subject to the indemnification provisions of the Acquisition Agreement. Skandia has indemnified the Company for the thirty settled matters, but has reserved the right to seek reimbursement of a portion of the total indemnified settlement amount pursuant to the provisions of the Acquisition Agreement.

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

13. RELATED PARTY TRANSACTIONS

In addition to the following related party transactions, the Company has extensive transactions and relationships with PAI and other affiliates. It is possible that the terms of these transactions are not the same as those that would result from transactions among unrelated parties.

Affiliated Asset Administration Income

In accordance with an agreement with ASISI, the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust. Income received from ASISI related to this agreement was $159.6 million, $178.5 million, and $121.9 million, for the year ended December 31 2008, year ended December 31, 2007, and year ended December 31, 2006, respectively. These revenues are recorded as “Asset administration fees” in the Statements of Operations and Comprehensive Income.

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

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

13. RELATED PARTY TRANSACTIONS (continued)

Allocated lease expense was $5.2 million, $5.3 million, and $6.5 million, for the year ended December 31, 2008, year ended December 31, 2007, and year ended December 31, 2006, respectively. Allocated sub-lease rental income, recorded as a reduction to lease expense was $4.5 million, $3.9 million, and $3.1 million, for the year ended December 31, 2008, year ended December 31, 2007, and year ended December 31, 2006, respectively. Assuming that the written service agreement between PALAC and PAIST continues indefinitely, PALAC’s allocated future minimum lease payments and sub-lease receipts per year and in aggregate as of December 31, 2008 are as follows (in thousands):

	Lease	Sub-Lease
2009	8,316	3,266
2010	8,133	3,572
2011	8,133	3,556
2012	7,392	2,561
2013	7,021	2,184
2014 and thereafter	4,777	1,086

Total	$43,772	$16,225

The Company pays commissions and certain other fees to PAD in consideration for PAD’s marketing and underwriting of the Company’s products, which commissions and fees are paid by PAD to unaffiliated broker-dealers who sell the Company’s products. Commissions and fees paid by the Company to PAD during the year ended December 31, 2008, year ended December 31, 2007, and year ended December 31, 2006 were $464.1 million, $498.1 million, and $384.4 million, respectively.

Reinsurance Agreements

During 2008, the Company entered into three new reinsurance agreements with an affiliate as part of its risk management and capital management strategies. Effective January 28, 2008, the Company entered into a coinsurance agreement with Pruco Reinsurance, Ltd. (“Pruco Re”) providing for the 100% reinsurance of its Highest Daily Lifetime Seven (“HD7”) and Spousal Highest Daily Lifetime Seven (“SHD7”) benefit features sold on certain of its annuities. Fees ceded on this agreement, included in “Realized investments (losses) gains, net” on the financial statements as of December 31, 2008, was $12.7 million Effective January 28, 2008, the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Guaranteed Return Option Plus (“GRO Plus”) benefit feature sold on certain of its annuities. Fees ceded on this agreement, included in “Realized investments (losses) gains, net” on the financial statements, was $590 thousand as of December 31, 2008. Effective January 28, 2008 the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Highest Daily Guaranteed Return Option (“HD GRO”) benefit feature sold on certain of its annuities. Fees ceded on this agreement, included in “Realized investments (losses) gains, net” on the financial statements, was $702 thousand as of December 31, 2008.

During 2007, the Company amended the reinsurance agreements it entered into in 2005 covering its Lifetime Five benefit (“LT5”). The coinsurance agreement entered into with The Prudential Insurance Company of America (“Prudential Insurance”) in 2005 provided for the 100% reinsurance of its LT5 feature sold on new business prior to May 6, 2005. This agreement was recaptured effective August 1, 2007. Effective July 1, 2005, the Company entered into a coinsurance agreement with Pruco Reinsurance, Ltd. (“Pruco Re”) providing for the 100% reinsurance of its LT5 feature sold on new business after May 5, 2005 as well as for riders issued on or after March 15, 2005 forward on business in-force before March 15, 2005. This agreement was amended effective August 1, 2007 to include the reinsurance of business sold prior to May 6, 2005 that was previously reinsured to Prudential Insurance. Fees ceded under these agreements, included in “Realized investments (losses) gains, net” on the financial statements, were $40.2 million, $38.3 million, and $20.8 million for 2008, 2007 and 2006, respectively.

Effective November 20, 2006, the Company entered into a new coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Highest Daily Lifetime Five benefit (“HDLT5”) feature. Fees ceded on this agreement, included in “Realized investments (losses) gains, net” on the financial statements, were $16.6 million as of December 31, 2008, $7.9 million as of December 2007 and $42 thousand as of December 2006.

Effective March 20, 2006, the Company entered into a new coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Spousal Lifetime Five benefit (“SLT5”) feature. Fees ceded on this agreement, included in “Realized investments (losses) gains, net” on the financial statements, were $11.9 million as of December 31, 2008, $9.5 million as of December 2007 and $2.0 million as of December 2006.

During 2004, the Company entered into two reinsurance agreements with affiliates as part of our risk management and capital management strategies. We entered into a 100% coinsurance agreement with Prudential Insurance providing for the reinsurance of its guaranteed minimum withdrawal benefit feature (“GMWB”). Fees ceded on this agreement, included in “Realized investments (losses) gains, net” on the financial statements, were $3.0 million, $3.5 million, and $3.1 million for 2008, 2007 and 2006, respectively. The Company also entered into a 100% coinsurance agreement with Pruco Re providing for the reinsurance of its guaranteed return option (“GRO”). In prior years, the Company entered into reinsurance agreements to

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

13. RELATED PARTY TRANSACTIONS (continued)

provide additional capacity for growth in supporting the cash flow strain from the Company’s variable annuity and variable life insurance business. Fees ceded on this agreement, included in “Realized investments (losses) gains, net” on the financial statements, were $12.6 million, $23.5 million, and $19.1 million for 2008, 2007, and 2006, respectively.

Debt Agreements

Short-term and Long-term borrowings

On January 11, 2008, the Company entered into a $350 million long-term loan with Prudential Financial. The original lender under this loan was Prudential Funding, LLC (“Pru Funding”), with an original issue date of 12/31/07 and was transferred to Prudential Financial on January 11, 2008. This loan had an interest rate of 5.26% and a maturity date of January 15, 2013. This loan was subsequently paid off on December 29, 2008 with the proceeds received from a capital contribution from PAI. The total related interest expense to the Company as of December 31, 2008 was $18.3 million. Accrued interest payable was $53 thousand as of December 31, 2007.

On December 14, 2006, the Company entered into a $300 million loan with Prudential Financial. This loan has an interest rate of 5.18% and matures on December 14, 2011. A partial payment was made to reduce this loan to $179.5 million on December 29, 2008 with the proceeds received from a capital contribution from PAI. The total related interest expense to the Company was $15.5 million as of December 31, 2008 and $15.6 million as of December 31, 2007. The accrued interest payable was $699 thousand as of December 31, 2008, $777 thousand as of December 31, 2007, and $734 thousand as of December 31, 2006.

On March 10, 2005, the Company entered into a $30 million loan with Prudential Funding, LLC. This loan has an interest rate of 5.52% and matured on March 11, 2008. The total related interest expense to the Company was $322 thousand for the year ended December 31, 2008 and $1.8 million for the year ended December 31, 2007. Accrued interest payable was $101 thousand as of December 31, 2007 and $96 thousand as of December 31, 2006.

On May 1, 2004, the Company entered into a $500 million credit facility agreement with Prudential Funding LLC. Effective July 3, 2007, the credit facility agreement was increased to $800 million. As of December 31, 2008 and 2007, $186.3 million and $195.3 million, respectively, was outstanding under this credit facility. Interest paid related to these borrowings was $0.0 million, $2.8 million and $8.7 million for the year ended December 31, 2008, December 31, 2007, and December 31, 2006, respectively. Accrued interest payable was $873 thousand and $824 thousand as of December 31, 2008 and 2007, respectively.

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

The Company has determined, using assumptions for lapses, mortality, free withdrawals and a long-term fund growth rate of 8% on the Company’s assets under management, that the discounted estimated future payments to PAI would be $0.75 million and $14.2 million as of December 31, 2008 and 2007, respectively.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

13. RELATED PARTY TRANSACTIONS (continued)

Payments, representing fees and charges in the aggregate amount, respectively of $13.6 million, $46.7 million, $74.8 million, were made by the Company to PAI during the year ended December 31 2008, year ended December 31, 2007 and year ended December 31, 2006. Related expense of $2.2 million, $10.4 million and $10.1 million, respectively has been included in the Statements of Operations and Comprehensive Income for the year ended December 31, 2008, year ended December 31, 2007, and year ended December 31, 2006.

The Commissioner of the State of Connecticut has approved the transfer of future fees and charges; however, in the event that the Company becomes subject to an order of liquidation or rehabilitation, the Commissioner has the ability to restrict the payments due to PAI, into a restricted account, under the Purchase Agreement subject to certain terms and conditions.

The present values of the transactions that are still active as of 12/31/2008 as of the respective effective date were as follows (dollars in thousands):

Transaction	Closing Date	Effective Date	Contract Issue Period	Discount Rate	Present Value
2002-1	4/12/02	3/1/02	11/1/00 – 12/31/01	6.0%	101,713

Future amortization of future fees payable to PAI as of December 31, 2008, according to a revised amortization schedule, is as follows (in thousands):

Year	Amount
2009	750

Total	$750

Purchase of fixed maturities from an affiliate

During 2008, the Company purchased fixed maturities securities from an affiliated company, Prudential Insurance. These securities were recorded at an amortized cost of $1,190 million and a fair value of $1,124 million. The net difference between historic amortized cost and the fair value was $66 million and was recorded as a capital contribution on the Company’s financial statements and cashflows.

14. LEASES

The Company entered into an eleven-year lease agreement for office space in Westminster, Colorado, effective January 1, 2001. Lease expense for the year ended December 31, 2008, year ended December 31, 2007, and year ended December 31 2006, was $3.5 million, $4.0 million, and $3.3 million, respectively. Sub-lease rental income was $1.2 million, $1.0 million, and $635 thousand for the year ended December 31, 2008, year ended December 31, 2007, and year ended December 31 2006. Future minimum lease payments and sub-lease receipts per year and in aggregate as of December 31, 2008 are as follows (in thousands):

	Lease	Sub-Lease
2009	3,481	1,437
2010	3,481	1,475
2011	3,192	1,507
2012	0	0
2013	0	0
2014 and thereafter	0	0

Total	$10,154	$4,419

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

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

The Company’s share of net expense for the pension plans was $6.0 million, $3.9 million and $4.3 million for the twelve months ended December 31, 2008, twelve months ended December 31, 2007, and twelve months ended December 31, 2006, respectively.

Prudential Insurance sponsors voluntary savings plan for the Company’s employees (401(k) plans). The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The expense charged the Company for the matching contribution to the plans was $2.8 million, $1.9 million, and $1.5 million in 2008, 2007, and 2006, respectively.

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

17. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The unaudited quarterly results of operations for the years ended December 31, 2008 and 2007 are summarized in the table below:

	Three months ended
	March 31	June 30	September 30	December 31
	(in thousands)
2008
Total revenues	$277,365	$241,607	$271,450	$425,664
Total benefits and expenses	192,813	206,432	414,635	421,472
Income (loss) from operations before income taxes and cumulative effect of accounting change	84,552	35,175	(143,185)	4,192
Net income (loss)	$76,058	$35,216	$(103,700)	$12,384

	Three months ended
	March 31	June 30	September 30	December 31
	(in thousands)
2007
Total revenues	$229,508	$246,402	$247,236	$270,462
Total benefits and expenses	168,875	181,004	148,166	190,609
Income (loss) from operations before income taxes and cumulative effect of accounting change	60,633	65,398	99,070	79,853
Net income (loss)	$52,033	$66,211	$89,735	$86,616