Form 10-Q
period 2009-03-31
PRUDENTIAL ANNUITIES LIFE ASSURANCE CORP/CT
filed 2009-05-15
CIK 881453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of the Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 15, 2009, 25,000 shares of the registrant’s Common Stock (par value $100) consisting of 100 voting shares and 24,900 non-voting shares, were outstanding. As of such date, Prudential Annuities, Inc. formerly known as American Skandia, Inc., an indirect wholly owned subsidiary of Prudential Financial, Inc., a New Jersey corporation, owned all of the registrant’s Common Stock.

Prudential Annuities Life Assurance Corporation meets the conditions set forth in General Instruction (H) (1) (a) and (b) on Form 10-Q and

is therefore filing this Form 10-Q in the reduced disclosure format.

TABLE OF CONTENTS

		Page Number
PART I FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Unaudited Interim Statements of Financial Position As of March 31, 2009 and December 31, 2008	4

	Unaudited Interim Statements of Operations and Comprehensive Income Three Months Ended March 31, 2009 and 2008	5

	Unaudited Interim Statement of Stockholder’s Equity Three Months Ended March 31, 2009	6

	Unaudited Interim Statements of Cash Flows Three Months Ended March 31, 2009 and 2008	7

	Notes to Unaudited Interim Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 4.	Controls and Procedures	37

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	38

Item 1A.	Risk Factors	40

Item 6.	Exhibits	49

SIGNATURES		50

FORWARD LOOKING STATEMENTS

Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Prudential Annuities Life Assurance Corporation. There can be no assurance that future developments affecting Prudential Annuities Life Assurance Corporation will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial markets, particularly in light of ongoing severe economic conditions and the severe stress experienced by the global financial markets that began in the second half of 2007 and has continued and substantially increased since then; (2) the availability and cost of external financing for our operations, which has been affected by the stress experienced by the global financial markets; (3) interest rate fluctuations; (4) reestimates of our reserves for future policy benefits and claims; (5) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates, or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (6) changes in our assumptions related to deferred policy acquisition costs, valuation of business acquired or goodwill; (7) changes in our claims-paying or credit ratings; (8) investment losses, defaults and counterparty non-performance; (9) competition in our product lines and for personnel; (10) changes in tax law; (11) regulatory or legislative changes, including government actions in response to the stress experienced by the global financial markets; (12) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities; (13) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (14) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (15) effects of acquisitions, divestitures and restructurings, including possible difficulties in integrating and realizing the projected results of acquisitions; (16) changes in statutory or U.S. GAAP accounting principles, practices or policies; and (17) changes in assumptions for retirement expense. As noted above, the adverse market and economic conditions that began in the second half of 2007 have continued and substantially worsened since then. The foregoing risks are even more pronounced in these unprecedented market and economic conditions. Prudential Annuities Life Assurance Corporation does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” for discussion of certain risks relating to our businesses and investment in our securities.

PART I-FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Prudential Annuities Life Assurance Corporation

Unaudited Interim Statements of Financial Position

As of March 31, 2009 and December 31, 2008 (in thousands, except share amounts)

	March 31, 2009	December 31, 2008
ASSETS
Fixed maturities available for sale, at fair value (amortized cost – 2009: $9,710,331; 2008: $9,893,430)	$9,759,919	$9,869,342
Trading account assets, at fair value	76,275	51,422
Equity securities available for sale, at fair value (cost – 2009: $28,214; 2008: $12,024)	26,239	10,119
Commercial mortgage and other loans	365,956	371,744
Policy loans	13,260	13,419
Short-term investments	482,615	254,046
Other long-term investments	33,115	37,529

Total investments	10,757,379	10,607,621

Cash and cash equivalents	141	26,549
Deferred policy acquisition costs	774,671	1,247,131
Accrued investment income	108,690	91,301
Reinsurance recoverable	1,168,318	2,110,264
Income taxes receivable	505,713	259,541
Valuation of business acquired	65,284	78,382
Deferred sales inducements	593,278	726,314
Receivables from parent and affiliates	62,527	65,151
Investment receivable on open trades	3,121	26,541
Other assets	5,950	52,461
Separate account assets	23,508,854	24,259,992

TOTAL ASSETS	$37,553,926	$39,551,248

LIABILITIES AND STOCKHOLDER’S EQUITY

LIABILITIES
Policyholders’ account balances	$10,349,036	$10,261,698
Future policy benefits and other policyholder liabilities	1,590,169	2,486,584
Payables to parent and affiliates	51,557	54,107
Cash collateral for loaned securities	299,712	269,461
Short-term borrowing	—	186,268
Long-term borrowing	175,000	179,547
Future fees payable to Prudential Annuities, Inc. (“PAI”)	176	749
Other liabilities	233,318	152,267
Separate account liabilities	23,508,854	24,259,992

TOTAL LIABILITIES	$36,207,822	$37,850,673

Commitments and Contingent Liabilities (See Note 3)

STOCKHOLDER’S EQUITY
Common stock, $100 par value; 25,000 shares, authorized, issued and outstanding	$2,500	$2,500
Additional paid-in capital	974,921	974,921
Retained earnings	354,864	729,100
Accumulated other comprehensive income (loss)	13,819	(5,946)

Total stockholder’s equity	$1,346,104	$1,700,575

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$37,553,926	$39,551,248

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation

Unaudited Interim Statements of Operations and Comprehensive Income

Three Months Ended March 31, 2009 and 2008 (in thousands)

	Three Months Ended March 31,
	2009	2008
REVENUES

Premiums	$3,108	$$7,227
Policy charges and fee income	106,183	171,424
Net investment income	146,188	45,180
Asset administration fees and other income	35,503	54,739
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(15,340)	—
Other-than-temporary impairments on fixed maturity securities transferred to Other	—	—
Comprehensive Income	11,933	—
Other realized investment gains (losses), net	15,937	(1,206)

Total realized investment gains (losses), net	12,530	(1,206)

Total revenues	$303,512	$277,364

BENEFITS AND EXPENSES

Policyholders’ benefits	82,182	24,430
Interest credited to policyholders’ account balances	260,403	38,515
Amortization of deferred policy acquisition costs	518,771	33,575
General, administrative and other expenses	86,881	96,293

Total benefits and expenses	$948,237	$192,813

Income (Loss) from operations before income taxes	$(644,725)	$84,552

Income tax (benefit) expense	(261,783)	8,494

NET INCOME (LOSS)	$(382,942)	$76,058

Change in net unrealized investment gains (losses), net of taxes (1)	28,471	3,511

COMPREHENSIVE INCOME (LOSS)	$(354,471)	$79,569

(1)	Amounts are net of tax benefits (expense) of $(15.6) million and $(1.9) million for the three months ended March 31, 2009 and 2008, respectively.

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation

Unaudited Interim Statement of Stockholder’s Equity

Three Months Ended March 31, 2009 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholder’s Equity
Balance, December 31, 2008	$2,500	$974,921	$729,100	$(5,946)	$1,700,575
Net income (loss)	—	—	(382,942)	—	(382,942)
Impact of adoption of FSP FAS 115-2 & 124- 2, net of taxes	—	—	8,706	(8,706)	—
Other comprehensive income (loss), net of taxes	—	—	—	28,471	28,471

Balance, March 31, 2009	$2,500	$974,921	$354,864	$13,819	$1,346,104

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation

Unaudited Interim Statements of Cash Flows

Three Months Ended March 31, 2009 and 2008 (in thousands)

	Three months ended March 31, 2009	Three months ended March 31, 2008
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$(382,942)	$76,058
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment (gains) losses, net	(12,530)	1,207
Amortization and depreciation	3,962	8,728
Interest credited to policyholders’ account balances	99,675	37,541
Change in:
Policy reserves	(892,894)	192,430
Accrued investment income	(17,299)	(15,527)
Trading account assets	(2,905)	779
Net receivable (payable) to parent and affiliates	74	8,822
Deferred sales inducements	133,036	(62,483)
Deferred policy acquisition costs	431,032	(83,942)
Income taxes payable (receivable)	(261,776)	8,494
Reinsurance Recoverable	941,946	(185,178)
Other, net	(17,876)	(4,343)

Cash Flows From (Used in) Operating Activities	$21,503	$(17,414)

CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity of:
Fixed maturities, available for sale	1,850,216	1,430,209
Equity securities, available for sale	35	—
Commercial loans	2,084	175
Trading account assets	525	—
Policy loans	44	248
Other long-term investments	—	409
Short-term investments	1,341,867	4,892,331
Payments for the purchase/origination of:
Fixed maturities, available for sale	(1,593,204)	(4,551,274)
Equity securities, available for sale	(17,500)	—
Commercial loans	(447)	(172)
Trading account assets	(20,074)	—
Policy loans	—	(570)
Other long-term investments	—	(10,372)
Short-term investments	(1,570,371)	(5,000,385)

Cash Flows (Used in) from Investing Activities	$(6,825)	$(3,239,402)

CASH FLOWS (USED IN) FROM FINANCING ACTIVITIES:
Decrease in future fees payable to PAI, net	(573)	(4,814)
Cash collateral for loaned securities	30,251	(2,110)
Securities sold under agreement to repurchase	—	243
Repayments of debt (maturities longer than 90 days)	(4,547)	(30,000)
Net increase (decrease) in short-term borrowing	(186,268)	60,303
Drafts outstanding	1,059	8,333
Policyholders’ account balances
Deposits	1,366,466	3,669,291
Withdrawals	(1,247,474)	(444,938)

Cash Flows (Used in) From Financing Activities	$(41,086)	$3,256,308

Net increase (decrease) in cash and cash equivalents	(26,408)	(508)
Cash and cash equivalents, beginning of year	26,549	697

CASH AND CASH EQUIVALENTS, END OF PERIOD	$141	$189

Income taxes paid (received)	$(11)	$—

Interest paid	$3,526	$7,326

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

1.	BUSINESS

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

The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and on a basis consistent with reporting interim financial information in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”). These interim financial statements are unaudited but reflect all adjustments that, in the opinion of management, are necessary to provide a fair presentation of the results of operations and financial condition of the Company for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for a full year. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

The most significant estimates include those used in determining deferred policy acquisition costs and related amortization; measurement of goodwill and any related impairment; valuation of business acquired and its amortization; valuation of investments including derivatives (in the absence of quoted market values) and the recognition of other-than-temporary impairments; future policy benefits including guarantees; pension and other postretirement benefits; provision for income taxes and valuation of deferred tax assets; reserves for contingent liabilities, including reserves for losses in connection with unresolved legal matters.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

3.	NEW ACCOUNTING POLICIES AND ACCOUNTING PRONOUNCEMENTS

Investments in Debt and Equity Securities

Fixed maturities are comprised of bonds, notes and redeemable preferred stock. Fixed maturities classified as “available for sale” are carried at fair value. The amortized cost of fixed maturities is written down to estimated fair value if a decline in value is considered to be other than temporary. See the discussion below on realized investment gains and losses for a description of the accounting for impairments as well as the impact of the Company’s adoption of FASB Staff Position (“FSP”) FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” Unrealized gains and losses on fixed maturities classified as “available for sale,” net of tax, and the effect on deferred policy acquisition costs, valuation of business acquired, future policy benefits and policyholders’ dividends that would result from the realization of unrealized gains and losses, are included in “Accumulated other comprehensive income (loss).”

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

3.	NEW ACCOUNTING POLICIES AND ACCOUNTING PRONOUNCEMENTS (continued)

Trading account assets, at fair value, represents the equity securities held in support of a deferred compensation plan and investments. These instruments are carried at fair value. Realized and unrealized gains and losses on trading account assets are reported in “Asset administration fees and other income.” Interest and dividend income from these investments is reported in “Net investment income.”

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

The Company’s available-for-sale securities with unrealized losses are reviewed quarterly to identify other-than-temporary impairments in value. In evaluating whether a decline in value is other-than-temporary, the Company considers several factors including, but not limited to the following: (1) the extent and the duration of the decline; (2) the reasons for the decline in value (credit event, currency or interest-rate related, including general credit spread widening); and (3) the financial condition of and near-term prospects of the issuer. With regard to available-for-sale equity securities, the Company also considers the ability and intent to hold the investment for a period of time to allow for a recovery of value. When it is determined that a decline in value of an equity security is other-than-temporary, the carrying value of the equity security is reduced to its fair value, with a corresponding charge to earnings.

In addition, in April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” The Company early adopted this guidance on January 1, 2009. This guidance indicates that an other-than-temporary impairment must be recognized in earnings for a debt security in an unrealized loss position when an entity either (a) has the intent to sell the debt security or (b) more likely than not will be required to sell the debt security before its anticipated recovery. Prior to the adoption of this guidance the Company was required to record an other-than-temporary impairment for a debt security unless it could assert that it had both the intent and ability to hold the security for a period of time sufficient to allow for a recovery in its’ fair value to its amortized cost basis. For all debt securities in unrealized loss positions that do not meet either of these two criteria, FSP FAS 115-2 and FAS 124-2 requires that the Company analyze its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the debt security prior to impairment. The Company may use the estimated fair value of collateral as a proxy for the net present value if it believes that the security is dependent on the liquidation of collateral for recovery of its investment. If the net present value is less than the amortized cost of the investment, an other-than-temporary impairment is recorded.

Under FSP FAS 115-2 and FAS 124-2, when an other-than-temporary impairment of a debt security has occurred, the amount of the other-than-temporary impairment recognized in earnings depends on whether the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis. If the debt security meets either of these two criteria, the other-than-temporary impairment recognized in earnings is equal to the entire difference between the security’s amortized cost basis and its fair value at the impairment measurement date. For other-than-temporary impairments of debt securities that do not meet these two criteria, the net amount recognized in earnings is equal to the difference between the amortized cost of the debt security and its net present value calculated as described above. Any difference between the fair value and the net present value of the debt security at the impairment measurement date is recorded in “Other comprehensive income (loss).” Unrealized gains or losses on securities for which an other-than-temporary impairment has been recognized in earnings is tracked as a separate component of “Accumulated other comprehensive income (loss).” Prior to the adoption of FSP FAS 115-2 and FAS 124-2, an other-than-temporary impairment recognized in earnings for debt securities was equal to the total difference between amortized cost and fair value at the time of impairment.

For debt securities, the split between the amount of an other-than-temporary impairment recognized in other comprehensive income and the net amount recognized in earnings is driven principally by assumptions regarding the amount and timing of projected cash flows. For mortgage-backed and asset-backed securities, cash flow estimates including prepayment assumptions, are based on data from widely accepted third-party data sources or internal estimates. In addition to prepayment assumptions, cash flow estimates vary based on assumptions regarding the underlying collateral including default rates, recoveries and changes in value. For all other debt securities, cash flow estimates are driven by assumptions regarding probability of default and estimates regarding timing and amount of recoveries associated with a default.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

3.	NEW ACCOUNTING POLICIES AND ACCOUNTING PRONOUNCEMENTS (continued)

The Company has developed these estimates using information based on its historical experience as well as using market observable data, such as industry analyst reports and forecasts, sector credit ratings and other data relevant to the collectability of a security.

The new cost basis of an impaired security is not adjusted for subsequent increases in estimated fair value. In periods subsequent to the recognition of an other-than-temporary impairment, the impaired security is accounted for as if it had been purchased on the measurement date of the impairment. For debt securities, the discount (or reduced premium) based on the new cost basis may be accreted into net investment income in future periods based on prospective changes in cash flow estimates, to reflect adjustments to the effective yield.

Derivative Financial Instruments

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

Derivatives are recorded as assets, within “Other long-term investments,” in the Statement of Financial Position, except for embedded derivatives, which are recorded in the Statement of Financial Position with the associated host contract. The Company nets the fair value of all derivative financial instruments with counterparties for which a master netting arrangement has been executed pursuant to Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 39 and FASB Staff Position (“FSP”) No. 39-1. As discussed in detail below and in Note 8, all realized and unrealized changes in fair value of derivatives, with the exception of the effective portion of cash flow hedges, are recorded in current earnings. Cash flows from these derivatives are reported in the operating activities section in the Statements of Cash Flows.

The Company designates derivatives as either (1) a hedge of the fair value of a recognized asset or liability or unrecognized firm commitment (“fair value” hedge), (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge), (3) a foreign currency fair value or cash flow hedge (“foreign currency” hedge), (4) a hedge of a net investment in a foreign operation, or (5) a derivative entered into as an economic hedge that does not qualify for hedge accounting. During the quarter ended March 31, 2009 and 2008 none of the Company’s derivatives qualified for hedge accounting treatment. If a derivative does not qualify for hedge accounting, all changes in its fair value, including net receipts and payments, are included in “Realized investment (losses), net” without considering changes in the fair value of the economically associated assets or liabilities.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

3.	NEW ACCOUNTING POLICIES AND ACCOUNTING PRONOUNCEMENTS (continued)

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

Income Taxes

The dividends received deduction (“DRD”), reduces the amount of dividend income subject to U.S. tax and in recent years is the primary component of the difference between the Company’s effective tax rate and the federal statutory tax rate of 35%. The DRD for the current period was estimated using information from 2008, current year results, and was adjusted to take into account the current year’s equity market performance. The actual current year DRD can vary from the estimate based on factors such as, but not limited to, changes in the amount of dividends received that are eligible for the DRD, changes in the amount of distributions received from mutual fund investments, changes in the account balances of variable life and annuity contracts, and the Company’s taxable income before the DRD.

In August 2007, the IRS, released Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the DRD related to variable life insurance and annuity contracts. In September 2007, the IRS released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspends Revenue Ruling 2007-54 and informs taxpayers that the U.S. Treasury Department and the IRS intend to address through new regulations the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts. These activities had no impact on the Company’s 2008 or 2009 results. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through regulation or legislation, could increase actual tax expense and reduce the Company’s consolidated net income.

Accounting Pronouncements Adopted

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP amends the other-than-temporary impairment guidance for debt securities and expands the presentation and disclosure requirements of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP also requires that the required annual disclosures be made for interim reporting periods. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this guidance on January 1, 2009, which resulted in a net after-tax increase to retained earnings and decrease to Accumulated other comprehensive income (loss) of $8.7 million, as of January 1, 2009.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP also amends the disclosure requirements in interim and annual periods. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The Company’s adoption of this guidance effective January 1, 2009 did not have a material effect on the Company’s financial position or results of operations.

In September 2008, the FASB Emerging Issues Task Force (“EITF”) reached consensus on EITF Issue No. 08-5, “Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement.” The consensus concluded that (a) the issuer of a liability (including debt) with a third-party credit enhancement that is inseparable from the liability, shall not include the effect of the credit enhancement in the fair value measurement of the liability; (b) the issuer shall disclose the existence of any third-party credit enhancement on such liabilities, and (c) in the period of adoption the issuer shall disclose the valuation techniques used to measure the fair value of such liabilities and disclose any changes from valuation techniques used in prior periods. The Company’s adoption of this guidance on a prospective basis effective January 1, 2009 did not have a material effect on the Company’s financial position or results of operations.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

3.	NEW ACCOUNTING POLICIES AND ACCOUNTING PRONOUNCEMENTS (continued)

In June 2008, the FASB EITF reached consensus on the following issues contained in EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock:” (1) how an entity should evaluate whether an instrument (or embedded feature) is indexed to the entity’s own stock; (2) how the currency in which the strike price of an equity-linked financial instrument (or embedded equity-linked feature) is denominated affects the determination of whether the instrument is indexed to the entity’s own stock; (3) how an issuer should account for equity-linked financial instruments issued to investors for purposes of establishing a market-based measure of the grant-date fair value of employee stock options. This guidance clarifies what instruments qualify as indexed to an entity’s own stock and are thereby exempt from requirements of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and eligible for equity classification under EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Company’s adoption of this guidance effective January 1, 2009 did not have a material effect on the Company’s financial position or results of operations.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the list of factors an entity should consider in developing renewal or extension assumptions used to determine the useful life of recognized intangible assets under SFAS No. 142. The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions. This FSP is effective for fiscal years and interim periods beginning after December 15, 2008, with the guidance for determining the useful life of a recognized intangible asset being applied prospectively to intangible assets acquired after the effective date and the disclosure requirements being applied prospectively to all intangible assets recognized as of, and after, the effective date. The Company’s adoption of this guidance effective January 1, 2009 did not have a material effect on the Company’s financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” an amendment of SFAS No. 133. This statement amends and expands the disclosure requirements for derivative instruments and hedging activities by requiring companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Company’s adoption of this guidance effective January 1, 2009 did not have a material effect on the Company’s financial position or results of operations. The required disclosure is included in Note 8.

In February 2008, the FASB issued FSP FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” The FSP provides recognition and derecognition guidance for a repurchase financing transaction, which is a repurchase agreement that relates to a previously transferred financial asset between the same counterparties, that is entered into contemporaneously with or in contemplation of, the initial transfer. The FSP is effective for fiscal years beginning after November 15, 2008. The Company’s adoption of this guidance on a prospective basis effective January 1, 2009 did not have a material effect on the Company’s financial position or results of operations.

In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” This FSP applies to nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP FAS 157-2 delays the effective date of SFAS No. 157 for these items to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company’s adoption of this guidance effective January 1, 2009 did not have a material effect on the Company’s financial position or results of operations.

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends the disclosure requirements. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted. The Company will adopt this guidance beginning with the interim period ending June 30, 2009. The Company’s adoption of this guidance is not expected to have a material effect on the Company’s financial position or results of operations but will affect interim disclosures.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

4.	CONTINGENT LIABILITIES AND LITIGATION

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

In April 2009, AST Investment Services, Inc., formerly named American Skandia Investment Services, Inc. (“ASISI”), reached a resolution of the previously disclosed investigations by the SEC and NYAG into market timing related misconduct involving certain variable annuities. The settlements relate to conduct that generally occurred between January 1998 and September 2003. ASISI is an affiliate of the Company and serves as investment manager for certain investment options under the Company’s variable life insurance and annuity products. Prudential Financial acquired ASISI from Skandia Insurance Company Ltd. (publ) (“Skandia”) in May 2003. Subsequent to the acquisition, Prudential Financial implemented controls, procedures and measures designed to protect customers from the types of activities involved in these investigations. These settlements resolve the investigations by the above named authorities into these matters, subject to the settlement terms. Under the terms of the settlements, ASISI has paid a total of $34 million in disgorgement and an additional $34 million as a civil money penalty. These amounts will be paid into a Fair Fund administered by the SEC to compensate those harmed by the market timing related activities. In the settlements, ASISI has agreed to retain, at its ongoing cost and expense, the services of an Independent Distribution consultant acceptable to the Staff of the SEC to develop a proposed plan for the distribution of Fair Fund amounts according to a methodology developed in consultation with and acceptable to the Staff. As part of these settlements, ASISI has undertaken that by the end of 2009 it will undergo a compliance review by an independent third party, who shall issue a report of its findings and recommendations to ASISI’s Board of Directors, the Audit Committee of the Advanced Series Trust Board of Trustees and the Staff of the SEC. In addition, ASISI has agreed, among other things, to continue to cooperate with the SEC and NYAG in any litigation, ongoing investigations or other proceedings relating to or arising from their investigations into these matters. Under the terms of the purchase agreement pursuant to which Prudential Financial acquired ASISI from Skandia, Prudential Financial was indemnified for the costs of the settlements.

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

During the third quarter of 2004, the Company identified a system-generated calculation error in its annuity contract administration system that existed prior to the Acquisition. This error related to the calculation of amounts due to customers for certain transactions subject to a market value adjustment upon the surrender or transfer of monies out of their annuity contract’s fixed allocation options. The error resulted in an underpayment to policyholders, as well as additional anticipated costs to the Company associated with remediation, breakage and other losses. The Company’s consultants have developed the systems functionality to compute remediation amounts and are in the process of running the computations on affected contracts. The Company contacted state insurance regulators and commenced Phase I of its outreach to customers on November 12, 2007. Phase II commenced on June 6, 2008. Phase III commenced December 5, 2008. A final Phase is expected to begin in the second quarter of 2009. The Company has advised Skandia that a portion of the remediation and related administrative costs are subject to the indemnification provisions of the Acquisition Agreement.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

4.	CONTINGENT LIABILITIES AND LITIGATION (continued)

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

5.	RELATED PARTY TRANSACTIONS

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

The Company is charged for its share of employee benefits expenses. These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Some of these benefits are based on earnings and length of service. Other benefits are based on an account balance, which takes into consideration age, service and earnings during career. The Company’s share of net expense for the pension plans was $1.3 million and $1.4 million for the three months ended March 31, 2009 and 2008 respectively.

Prudential Insurance sponsors voluntary savings plans for the Company’s employees (“401(k) plans”). The 401(k) plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The expense charged the Company for the matching contribution to the 401(k) plans was $0.7 million and $0.7 million for the three months ended March 31, 2009 and 2008, respectively.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

5.	RELATED PARTY TRANSACTIONS (continued)

Debt Agreements

Short-term and Long-term borrowings

On December 14, 2006, the Company entered into a $300 million loan with Prudential Financial. This loan has an interest rate of 5.18% and matures on December 14, 2011. A partial payment was made to reduce this loan to $179.5 million on December 29, 2008 with the proceeds received from a capital contribution from PAI. On March 27, 2009, a partial payment of $4.5 million was paid to further reduce this loan to $175 million.

On May 1, 2004, the Company entered into a $500 million credit facility agreement with Prudential Funding, LLC. Effective July 3, 2007, the credit facility agreement was increased to $800 million. As of March 31, 2009, there were no loans outstanding under this credit facility. As of December 31, 2008, $186.3 million was outstanding under this credit facility.

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

The Company reinsures 100% of the risk on its Lifetime 5 (LT5) feature sold on certain of its annuities through an automatic coinsurance agreement with Pruco Re. During 2007, the Company amended the reinsurance agreements it entered into in 2005 covering its Lifetime Five benefit (“LT5”). The coinsurance agreement entered into with The Prudential Insurance Company of America (“Prudential Insurance”) in 2005 provided for the 100% reinsurance of its LT5 feature sold on new business prior to May 6, 2005. This agreement was recaptured effective August 1, 2007. Effective July 1, 2005, the Company entered into a coinsurance agreement with Pruco Reinsurance, Ltd. (“Pruco Re”) providing for the 100% reinsurance of its LT5 feature sold on new business after May 5, 2005 as well as for riders issued on or after March 15, 2005 forward on business in-force before March 15, 2005. This agreement was amended effective August 1, 2007 to include the reinsurance of business sold prior to May 6, 2005 that was previously reinsured to Prudential Insurance.

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

Affiliated Asset Administration Fee Income

In accordance with an agreement with AST Investment Services, Inc., formerly known as American Skandia Investment Services, Inc, the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust, formerly known as American Skandia Trust. Income received from AST Investment Services, Inc. related to this agreement was $24.8 million and $45.2 million, for the three months ended March 31, 2009 and 2008, respectively. These revenues are recorded as “Asset administration fees” in the unaudited interim Statements of Operations and Comprehensive Income.

Derivative Trades

In its ordinary course of business, the Company enters into over-the-counter (OTC) derivative contracts with an affiliate, Prudential Global Funding, LLC. For these OTC derivative contracts, Prudential Global Funding, LLC has a substantially equal and offsetting position with an external counterparty.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

6.	INVESTMENTS

Fixed Maturities and Equity Securities

The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) as of the dates indicated:

	March 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary impairments in AOCI (3)
	(in thousands)
Fixed maturities, available for sale

U.S. Treasury securities and obligations of U.S. government authorities and agencies	$49,505	$2,682	$24	$52,163	$—
Obligations of U.S. states and their political subdivisions	33,365	4,757	—	38,122	—
Foreign government bonds	108,525	3,419	212	111,732	—
Corporate securities	6,306,437	223,987	106,843	6,423,581	(1,283)
Asset-backed securities (1)	333,014	3,083	30,811	305,286	(15,382)
Commercial mortgage-backed securities	931,213	446	147,684	783,975	—
Residential mortgage-backed securities (2)	1,948,272	97,022	234	2,045,060	(234)

Total fixed maturities, available for sale	$9,710,331	$335,396	$285,808	$9,759,919	$(16,899)

Equity securities, available for sale	$28,214	$1,655	$3,630	$26,239	$—

(1)	Includes credit tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(3)

Represents the amount of other-than-temporary impairment losses in “Accumulated other comprehensive income (loss),” or “AOCI,” which from January 1, 2009 were not included in earnings under FSP FAS 115-2 and FAS 124-2. Amount excludes $1.341 million of net unrealized gains (losses) on impaired securities relating to changes in the fair value of such securities subsequent to the impairment measurement date.

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Fixed maturities, available for sale

U.S. Treasury securities and obligations of U.S. government authorities and agencies	$931,416	$29,907	$28,130	$933,193
Obligations of U.S. states and their political subdivisions	33,389	3,407	34	36,762
Foreign government bonds	36,730	357	1,797	35,290
Corporate securities	4,403,655	155,085	96,492	4,462,248
Asset-backed securities	229,212	318	22,212	207,318
Commercial mortgage-backed securities	937,129	482	167,173	770,438
Residential mortgage-backed securities	3,321,899	102,503	309	3,424,093

Total fixed maturities, available for sale	$9,893,430	$292,059	$316,147	$9,869,342

Equity securities, available for sale	$12,024	$111	$2,016	$10,119

The amortized cost and fair value of fixed maturities by contractual maturities at March 31, 2009 are as follows:

	Available for sale
	Amortized Cost	Fair value
	(in thousands)
Due in one year or less	$192,272	$192,052
Due after one year through five years	4,512,446	4,654,429
Due after five years through ten years	1,410,889	1,415,239
Due after ten years	382,224	363,877
Commercial mortgage backed securities	931,213	783,976
Residential mortgage-backed securities	1,948,272	2,045,060
Asset backed securities	333,015	305,286

Total	$9,710,331	$9,759,919

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

6.	INVESTMENTS (continued)

The following table depicts the sources of fixed maturity proceeds and related gross investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
	(in thousands)
Fixed maturities, available for sale:
Proceeds from sales	$1,612,926	$1,365,016
Proceeds from maturities/repayments	226,215	73,820
Gross investment gains from sales, prepayments and maturities	48,332	9,767
Gross investment losses from sales and maturities	(34)	(1,838)

Fixed maturity and equity security impairments:
Total writedowns for other-than-temporary impairment losses on fixed maturities	(15,340)	—
Portion of loss recognized in other comprehensive income (before taxes)	11,933	—

Net writedowns for other-than-temporary impairment losses on fixed maturities recognized in earnings	$(3,407)	$—

Writedowns for other-than-temporary impairment losses on equity securities	$(1,311)	$(397)

As discussed, a portion of certain other-than-temporary impairment, (“OTTI”) losses on fixed maturity securities are recognized in “Other comprehensive income (loss),” (“OCI”). The net amount recognized in earnings (“credit loss impairments”) represents the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. Any remaining difference between the fair value and amortized cost is recognized in OCI. The following table sets forth the amount of credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts.

Credit losses recognized in earnings on fixed maturity securities held by the Company for which a portion of the other-than-temporary impairment was recognized in OCI

(in thousands)
Balance, December 31, 2008	$—
Cumulative adjustment related to adoption of FSP FAS115-2 and FAS124-2	6,397
Less: Credit loss impairments previously recognized on securities which matured, paid down prepaid or were sold during the period	—
Less: Credit loss impairments previously recognized on securities impaired to fair value during the period (1)
Credit loss impairment recognized in the current period on securities not previously impaired	1,093
Additional credit loss impairments recognized in the current period on securities previously impaired	2,313
Increases due to the passage of time on previously recorded credit losses	—
Less: Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(54)

Balance, March 31, 2009	$9,749

(1)

Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

6.	INVESTMENTS (continued)

Other Trading Account Assets

The following table sets forth the composition of the Company’s other trading account assets as of the dates indicated:

	March 31, 2009		December 31, 2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)		(in millions)
Short-term investments and cash equivalents	$—	$—	$50	$50

Fixed maturities:
Asset-backed securities	64,370	66,940	42,196	41,199
Residential mortgage-backed securities	—	—	—	—
Corporate securities	—	—	—	—
Commercial mortgage-backed securities	—	—	—	—
U.S. government authorities and agencies and obligations of U.S. states	—	—	—	—
Foreign government bonds	—	—	—	—

Total fixed maturities	$64,370	$66,940	$42,196	$41,199

Equity securities	12,079	9,335	12,418	10,173

Total other trading account assets	$76,449	$76,275	$54,664	$51,422

The net change in unrealized gains (losses) from other trading account assets still held at period end, recorded within “Asset administration fees and other income” was $3.1 million and $(1.0) million during the three months ended March 31, 2009 and 2008 respectively.

Net Investment Income

Net investment income for the three months ended March 31, 2009 and 2008 was from the following sources:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
	(in thousands)
Fixed maturities, available for sale	$140,666	$37,443
Equity securities, available for sale	217	217
Trading account assets	897	108
Commercial mortgage and other loans	6,068	566
Policy loans	123	144
Short-term investments and cash equivalents	1,156	7,958
Other long-term investments	27	(27)

Gross investment income	$149,154	$46,409
Less investment expenses	(2,966)	(1,229)

Net investment income	$146,188	$45,180

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

6.	INVESTMENTS (continued)

Realized Investment Gains (Losses), Net

Realized investment gains (losses), net, for the three months ended March 31, 2009 and 2008 were from the following sources:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
	(in thousands)
Other-than-temporary impairment losses on fixed maturities	$(15,340)	$—
Portion of loss recognized in other comprehensive income (before taxes)	11,933	—

Net other-than-temporary impairment losses on fixed maturities recognized in earnings	(3,407)	—
Fixed maturities – all other	48,298	7,929

Fixed maturities, net	$44,891	$7,929
Equity securities	(1,311)	(397)
Commercial mortgage and other loans	(4,155)	50
Derivatives	(26,952)	(8,788)
Other	57	—

Realized investment gains (losses), net	$12,530	$(1,206)

Net Unrealized Investment Gains (Losses)

Net unrealized investment gains and losses on securities classified as “available for sale” and certain other long-term investments and other assets are included in the Consolidated Statements of Financial Position as a component of “Accumulated other comprehensive income (loss),” or “AOCI.” Changes in these amounts include reclassification adjustments to exclude from OCI those items that are included as part of “Net income” for a period that had been part of “Other comprehensive income (loss)” in earlier periods. The amounts for the periods indicated below, split between amounts related to fixed maturity securities on which an OTTI loss has been recognized, and all other net unrealized investment gains and losses, are as follows:

Net Unrealized Investment Gains and Losses on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs and Valuation of Business Acquired	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
Balance, December 31, 2008	$—	$—	$—	$—
Cumulative impact of the adoption of FSP FAS115-2 and FAS124-2	(18,191)	510	6,259	(11,422)
Net investment gains (losses) on investments arising during the period	(1,637)	—	579	(1,033)
Reclassification adjustment for OTTI losses included in net income (1)	2,313	—	(819)	1,494
Reclassification adjustment for OTTI losses excluded from net income (2)	(725)	—	257	(468)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and valuation of business acquired	—	38	(13)	—
Impact of net unrealized investment (gains) losses on future policy benefits	—	—	—	—
Impact of net unrealized investment (gains) losses on policyholders’ dividends	—	—	—	—

Balance, March 31, 2009	$(18,240)	$548	$6,263	$(11,429)

(1)	OTTI losses are included in net income upon sale or maturity of the security, if the Company intends to sell the security, or if more likely that not the Company will be required to sell the security.
(2)	Transfers in related to the portion of OTTI losses recognized during the period that were not recognized in earnings.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

6.	INVESTMENTS (continued)

All Other Net Unrealized Investment Gains and Losses in AOCI

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs and Valuation of Business Acquired	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
Balance, December 31, 2008	$(25,993)	$16,789	$3,258	$(5,946)
Cumulative impact of the adoption of FSP FAS115-2 and FAS124-2	4,312	(109)	(1,488)	2,715
Net investment gains (losses) on investments arising during the period	132,704	—	(46,977)	85,727
Reclassification adjustment for (gains) losses included in net income	(45,894)	—	16,246	(29,648)
Reclassification adjustment for OTTI losses excluded from net income (2)	725	—	(257)	468
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and valuation of business acquired	—	(43,449)	15,381	(28,068)
Impact of net unrealized investment (gains) losses on future policy benefits	—	—	—	—
Impact of net unrealized investment (gains) losses on policyholders’ dividends	—	—	—	—

Balance, March 31, 2009	$65,854	$(26,769)	$(13,836)	$25,249

(1)	Transfers out related to the portion of OTTI losses recognized during the period that were not recognized in earnings.

The table below presents net unrealized gains (losses) on investments by asset class as of the dates indicated:

	March 31, 2009	December 31, 2008
	(in thousands)
Fixed maturity securities on which an OTTI loss has been recognized	$(18,240)	$—
Fixed maturity securities, available for sale – all other	67,829	(24,088)
Equity securities, available for sale	(1,975)	(1,905)

All other net unrealized gains (losses) on investments	$47,614	$(25,993)

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

6.	INVESTMENTS (continued)

Duration of Gross Unrealized Loss Positions for Fixed Maturities and Equity Securities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities and equity securities have been in a continuous unrealized loss position, as of the dates indicated:

	March 31, 2009
	Less than twelve months (1)		Twelve months or more (1)		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Fixed maturities
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$1,710	$24	$—	$—	$1,710	$24
Obligations of U.S. states and their political subdivisions	—	—	—	—	—	—
Foreign government bonds	26,246	212	—	—	26,246	212
Corporate securities	1,527,264	73,464	291,727	33,379	1,818,991	106,843
Commercial mortgage-backed securities	605,270	112,830	153,616	34,854	758,886	147,684
Asset-backed securities	62,627	10,051	26,948	20,761	89,575	30,812
Residential mortgage-backed securities	—	—	606	233	606	233

Total	$2,223,117	$196,581	$472,897	$89,227	$2,696,014	$285,808

Equity securities, available for sale	$8,675	$2,786	$485	$844	$9,160	$3,630

(1)	The month count for aging of unrealized losses was reset back to historical unrealized loss month counts for securities impacted by the adoption of FSP FAS 115-2 and FAS 124-2.

	December 31, 2008
	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Fixed maturities
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$18,957	$13	$—	$—	$18,957	$13
Obligations of U.S. states and their political subdivisions	1,573	34	—	—	1,573	34
Foreign government bonds	22,200	1,797	—	—	22,200	1,797
Corporate securities	1,835,328	108,372	71,771	16,238	1,907,099	124,610
Commercial mortgage-backed securities	646,878	139,941	116,685	27,232	763,563	167,173
Asset-backed securities	178,309	17,908	17,646	4,304	195,955	22,212
Residential mortgage-backed securities	616	308	—	—	616	308

Total	$2,703,861	$268,373	$206,102	$47,774	$2,909,963	$316,147

Equity securities, available for sale	$4,393	$1,277	$3,495	$740	$7,888	$2,016

As of March 31, 2009 and December 31, 2008, unrealized gains (losses) on fixed maturities and equity securities were comprised of $289.4 million and $318.2 million of gross unrealized losses and $337.1 million and $292.2 million of gross unrealized gains. Gross unrealized losses includes $90.1 million of gross losses that have been in such a position for twelve months or greater. In accordance with its policy described in Note 8, the Company concluded that an adjustment to earnings for other-than-temporary impairments for these securities was not warranted at March 31, 2009 or December 31, 2008. These conclusions are based on a detailed analysis of the underlying credit and cash flows on each security. The gross unrealized losses are primarily attributable to credit spread widening and increased liquidity discounts. At March 31, 2009, the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before the anticipated recovery of their remaining amortized cost basis.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

7.	FAIR VALUE OF ASSETS AND LIABILITIES

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

The majority of the Company’s derivative positions is traded in the over-the-counter (OTC) derivative market and is classified within Level 2 in the fair value hierarchy. OTC derivatives classified within Level 2 are valued using models generally accepted in the financial services industry that use actively quoted or observable market input values from external market data providers, non-binding broker-dealer quotations, third-party pricing vendors and/or recent trading activity. The fair values of most OTC derivatives, including interest rate swaps, cross currency swaps and single name credit default swaps are determined using discounted cash flow models. These models’ key assumptions include the contractual terms of the respective contract, along with significant observable inputs, including interest rates, currency rates, credit spreads, yield curves, index dividend yields and nonperformance risk. OTC derivative contracts are executed under master netting agreements with counterparties with a Credit Support Annex, or CSA, which is a bilateral ratings-sensitive agreement that requires collateral postings at established credit threshold levels. These agreements protect the interests of the Company and its counterparties, should either party suffer a credit rating deterioration. Substantially all of the Company’s OTC derivative contracts are transacted with an affiliate. In instances where the Company transacts with unaffiliated counterparties derivative agreements are with highly rated major international financial institutions. Consistent with the practice of major international financial institutions, the Company uses the credit spread embedded in the LIBOR interest rate curve to reflect nonperformance risk when determining the fair value of derivative assets and liabilities. The Company believes this credit spread is an appropriate estimate of the nonperformance risk for derivative related assets and liabilities between highly rated institutions after consideration of the impacts of the collateral posting process. Most OTC derivative contracts have bid and ask prices that are actively quoted or can be readily obtained from external market data providers. The Company’s policy is to use mid-market pricing in determining its best estimate of fair value.

Level 3 – Fair value is based on at least one or more significant unobservable inputs for the asset or liability. These inputs reflect our assumptions about the assumptions market participants would use in pricing the asset or liability. Our Level 3 assets and liabilities primarily include: certain private fixed maturities and equity securities, certain manually priced public equity

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

7.	FAIR VALUE OF ASSETS AND LIABILITIES (continued)

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

The fair values of the GMAB, GMWB and GMIWB liabilities are calculated as the present value of future expected benefit payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The determination of these risk premiums requires the use of management judgement. Under FAS No.157 the Company is also required to incorporate the Company’s own risk of non-performance in the valuation of the embedded derivatives associated with the Company’s optional living benefit features. Since insurance liabilities are senior to debt, the Company believes that reflecting the claims-paying ratings of the Company in the valuation of the liability appropriately takes into consideration the Company’s own risk of non-performance. Historically, the expected cash flows were discounted using forward LIBOR interest rates, which were commonly viewed as being consistent with AA quality claims-paying ratings. However, in light of first quarter of 2009 developments, including rating agency downgrades to the claims-paying ratings of the Company, the Company determined that forward LIBOR interest rates were no longer indicative of the Company’s claims-paying ability. Beginning in the first quarter of 2009, the adjustment for the Company’s non-performance risk is determined taking into consideration publicly available information relating to the claims-paying ability of the Company, as indicated by the credit spreads associated with funding agreements issued by the Company. The Company adjusts these credit spreads to remove any liquidity risk premium. As a result, in the first quarter of 2009 the Company increased the discount rate used in the valuations of the embedded derivatives associated with the Company’s optional living benefit features, reflecting the market perceived increase in the Company’s non-performance risk, and thereby reduced the value of the embedded derivative liabilities. The increase in the discount rate over forward LIBOR rates generally ranged from 250 to 300 basis points for the portion of the interest rate curve most relevant to these liabilities.

Other significant inputs to the valuation models include capital market assumptions, such as interest rate and implied volatility assumptions, as well as various policyholder behavior assumptions that are actuarially determined, including lapse rates, benefit utilization rates, mortality rates and withdrawal rates. These assumptions are reviewed at least annually, and updated based upon historical experience and give consideration to any observable market data, including market transactions such as acquisitions and reinsurance transactions. In the first quarter of 2009 the Company further updated the volatility assumptions to reflect the inclusion of new market inputs. The Company no longer solely utilizes the implied volatility of over-the-counter equity options but a blend of these implied volatilities and an index based on historical volatilities.

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

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

7.	FAIR VALUE OF ASSETS AND LIABILITIES (continued)

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis, as of March 31, 2009.

	Level 1	Level 2	Level 3	Total
	(in thousands)
Fixed maturities, available for sale:
Corporate Securities	—	6,362,794	60,788	$6,423,582
Foreign government securities	—	110,737	995	$111,732
Asset-backed securities	—	283,513	21,772	$305,285
Residential mortgage-backed securities	—	2,045,060	—	$2,045,060
Commercial mortgage-backed securities	—	783,976	—	$783,976
U.S. government securities	—	52,162	—	$52,162
State and municipal securities	—	38,122	—	$38,122

Sub-total	$—	$9,676,364	$83,555	9,759,919

Trading account assets:
Corporate securities	—	—	—	—
Foreign government securities	—	—	—	—
Asset-backed securities	—	66,940	—	66,940
Residential mortgage-backed securities	—	—	—	—
Commercial mortgage-backed securities	—	—	—	—
U.S. government securities	—	—	—	—
State and municipal securities	—	—	—	—
Equity securities	9,335	—	—	9,335
All other activity	—	—	—	—

Sub-total	$9,335	$66,940	$—	76,275

Equity securities, available for sale	25,568	671	—	26,239

Other long-term investments	—	32,397	(1,769)	30,628
Short term investments	387,235	95,381	—	482,616
Cash and cash equivalents	—	—	—	—
Reinsurance recoverable	—	—	1,168,197	1,168,197

Sub-total excluding separate account assets	$422,138	$9,871,753	$1,249,983	$11,543,874

Separate account assets (1)	16,217,139	7,236,238	55,477	23,508,854

Total assets	$16,639,277	$17,107,991	$1,305,460	$35,052,728

Future policy benefits	—	—	1,165,772	1,165,772

Total liabilities	$—	$—	$1,165,772	$1,165,772

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

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

7.	FAIR VALUE OF ASSETS AND LIABILITIES (continued)

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis, as of December 31, 2008.

	Level 1	Level 2	Level 3	Total
	(in thousands)
Fixed maturities, available for sale	$—	$9,778,618	$90,724	$9,869,342
Trading account assets	10,223	41,199	—	51,422
Equity securities, available for sale	9,219	900	—	10,119
Other long-term investments	—	36,852	(1,496)	35,356
Short term investments	254,046	—	—	254,046
Cash and cash equivalents	—	—	—	—
Reinsurance recoverable	—	—	2,110,146	2,110,146

Sub-total excluding separate account assets	$273,488	$9,857,569	$2,199,374	$12,330,431

Separate account assets (1)	13,884,682	10,375,310	—	24,259,992

Total assets	$14,158,170	$20,232,879	$2,199,374	$36,590,423

Future policy benefits	—	—	2,111,242	2,111,242

Total liabilities	$—	$—	$2,111,242	$2,111,242

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

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

7.	FAIR VALUE OF ASSETS AND LIABILITIES (continued)

The following table provides a summary of the changes in fair value of Level 3 assets and liabilities for the three months ending March 31, 2009, as well as the portion of gains or losses included in income for three months ended March 31, 2009 attributable to unrealized gains or losses related to those assets and liabilities still held at March 31, 2009.

	Three Months Ended March 31, 2009
	(in thousands)
	Fixed Maturities, Available For Sale-Corporate Securities	Fixed Maturities, Available For Sale-Foreign Government Bonds	Fixed Maturities, Available For Sale-Asset Backed Securities	Other Long-term Investments
	(in thousands)
Fair value, beginning of period	$68,559	$977	$21,188	$(1,496)
Total gains or (losses) (realized/unrealized):
Included in earnings:

Realized investment gains (losses), net	(423)	—	—	(273)
Asset management fees and other income			—	—

Included in other comprehensive income (loss)	(8,233)	18	598	—

Net investment income	885	—	(14)	—
Purchases, sales, issuances, and settlements	—	—	—	—
Foreign currency translation	—	—	—	—
Transfers into (out of) level 3 (1)	—	—	—	—

Fair value, end of period	$60,788	$995	$21,772	$(1,769)

Unrealized gains (losses) relating to those level 3 assets that were still held by the Company at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$(423)	$—	$—	$(274)
Asset management fees and other income	$—	$—	$—	$—
Interest credited to policyholder account	$—	$—	$—	$—
Included in other comprehensive income (loss)	$(8,233)	$18	$598	$—

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

7.	FAIR VALUE OF ASSETS AND LIABILITIES (continued)

	Three Months Ended March 31, 2009
	(in thousands)
	Future Policy Benefits	Separate Account Assets	Reinsurance Recoverable
Fair value, beginning of period	$(2,111,242)	—	$2,110,146
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	960,992	—	(957,171)
Asset management fees and other income	—	—	—
Included in other comprehensive income (loss)	—	—	—
Net investment income	—	—	—
Purchases, sales, issuances, and settlements	(15,522)	55,477	15,222
Foreign currency translation	—	—	—
Transfers into (out of) level 3 (1)	—	—	—

Fair value, end of period	$(1,165,772)	$55,477	$1,168,197

Unrealized gains (losses) relating to those level 3 assets that were still held by the Company at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$936,839	$—	$(932,970)
Asset management fees and other income	$—	$—	$—
Interest credited to policyholder account	$—	$—	$—
Included in other comprehensive income (loss)	$—	$—	$—
(1)	Transfers into or out of level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(2)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

Transfers – Transfers into Level 3 for fixed maturity available for sale corporate securities and asset-backed securities were primarily the result of unobservable inputs utilized within valuation methodologies and the use of broker quotes (that could not be validated) when previously, information from third party pricing services (that could be validated) was utilized. Partially offsetting these transfers into Level 3 were transfers out of Level 3 due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company was able to validate. Transfers into Level 3 for trading account assets supporting insurance liabilities-corporate securities and asset-backed securities are due to the use of unobservable inputs within the valuation methodologies and broker quotes (that could not be validated), when previously information from third party pricing services (that could be validated) was utilized.

8.	DERIVATIVE INSTRUMENTS

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

Exchange-traded futures are used by the Company to reduce risks from changes in interest rates, to alter mismatches between the duration of assets in a portfolio and the duration of liabilities supported by those assets, and to hedge against changes in the value of securities it owns or anticipates acquiring or selling. In exchange-traded futures transactions, the Company agrees to purchase or sell a specified number of contracts, the values of which are determined by the values of underlying referenced investments, and to post variation margin on a daily basis in an amount equal to the difference in the daily market values of those contracts. The Company enters into exchange-traded futures and options with regulated futures commission merchants who are members of a trading exchange.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

8.	DERIVATIVE INSTRUMENTS (continued)

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

The table below provides a summary of the gross notional amount and fair value of derivatives contracts, excluding embedded derivatives which are recorded with the associated host, by the primary underlying. Many derivative instruments contain multiple underlyings.

	March 31, 2009
	Notional Amount	Fair Value
		Assets	Liabilities
	(in thousands)
Non-qualifying Hedge Relationships
Interest Rate	$1,332,700	$55,669	$(18,117)
Credit	351,500	470	(7,340)
Currency/Interest Rate	1,500	—	(55)

Total Derivatives	1,685,700	56,139	(25,512)

(1)

Excludes embedded derivatives which contain multiple underlying. The fair value of these embedded derivatives as of March 31, 2009 was a liability of $1.171 billion included in Future policy benefits and Fixed maturities Available for sale.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

8.	DERIVATIVE INSTRUMENTS (continued)

The following table provides the financial statement classification and impact of derivatives used in non-qualifying hedge relationships:

For the period ended March 31, 2009
(in thousands)
Non- qualifying hedges

Realized investment gains (losses)
Interest Rate	$(27,386)
Currency/Interest Rate	$26
Credit	$3,974
Embedded Derivatives (Interest/Equity/Credit)	(3,566)

Total Derivative Impact	$(26,952)

Credit Derivatives Written

The following tables set forth our exposure from credit derivatives where we have written credit protection excluding embedded derivatives contained in European managed investments, by NAIC rating of the underlying credits as of the dates indicated.

		March 31, 2009
		Single Name		First To Default Basket		Total
NAIC Designation (1)	Rating Agency Equivalent	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
		(in thousands)
1	Aaa, Aa, A	$295,000	$(4,179)	$1,000	$(164)	$296,000	$(4,343)
2	Baa	25,000	(91)	9,500	(1,605)	34,500	(1,696)

Total		$320,000	$(4,270)	$10,500	$(1,769)	$330,500	$(6,039)

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

	March 31, 2009
Industry	Notional	Fair Value
	(in thousands)
Corporate Securities
Manufacturing	$40,000	$(546)
Services	20,000	43
Energy	20,000	(53)

Transportation	30,000	(147)
Retail and Wholesale	20,000	(205)
Other	190,000	(3,362)
First to Default Baskets(1)	10,500	(1,769)

Total Corporate Securities	$330,500	$(6,039)

(1)	Credit default baskets may include various industry categories

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

8.	DERIVATIVE INSTRUMENTS (continued)

The Company writes credit derivatives under which the Company is obligated to pay the counterparty the referenced amount of the contract and receive in return the defaulted security or similar security. The Company’s maximum amount at risk under these credit derivatives, assuming the value of the underlying referenced securities become worthless, is $330.5 million notional of credit default swap (“CDS”) selling protection at March 31, 2009. These credit derivatives generally have maturities of five years or less.

The Company holds certain externally managed investments in the European market which contain embedded derivatives whose fair value are primarily driven by changes in credit spreads. These investments are medium term notes that are collateralized by investment portfolios primarily consisting of investment grade European fixed income securities, including corporate bonds and asset-backed securities, and derivatives, as well as varying degrees of leverage. The notes have a stated coupon and provide a return based on the performance of the underlying portfolios and the level of leverage. The Company invests in these notes to earn a coupon through maturity, consistent with its investment purpose for other debt securities. The notes are accounted for under U.S. GAAP as available for sale fixed maturity securities with bifurcated embedded derivatives (total return swaps). Changes in the value of the fixed maturity securities are reported in Stockholders’ Equity under the heading “Accumulated Other Comprehensive Income” and changes in the market value of the embedded total return swaps are included in current period earnings in “Realized investment gains (losses), net.” The Company’s maximum exposure to loss from these interests was $4.6 million at March 31, 2009.

In addition to selling credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of March 31, 2009 the Company had $20.0 million of outstanding notional amounts, reported at fair value as an asset of $2.0 million.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Prudential Annuities Life Assurance Corporation (“PALAC” or the “Company”), formerly known as American Skandia Life Assurance Corporation, as of March 31, 2009 compared with December 31, 2008 and its results of operations for the three month periods ended March 31, 2009 and 2008. You should read the following analysis of our financial condition and results of operations in conjunction with the “Risk Factors” section, the MD&A and the audited Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as well as the “Risk Factors” section, the statements under “Forward Looking Statements”, and the Interim Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Variable annuity account values with living benefit features were $23.3 billion and $23.4 billion as of March 31, 2009 and 2008, respectively. For risk management purposes, in addition to reinsurance of living benefit features to Pruco Reinsurance, Ltd. (“Pruco Re”) and the Prudential Insurance Company of America (“Prudential Insurance”), we segregate our variable annuity living benefit features into four broad product groupings, described in more detail below: (1) those where we utilize both an automatic rebalancing element and capital markets hedging in Pruco Re, (2) those where we utilize only an automatic rebalancing element, (3) those where we utilize only capital markets hedging in Pruco Re and Prudential Insurance and (4) those with risks we have deemed suitable to retain.

(1)

In addition to reinsurance to Pruco Re, we manage the equity market, interest rate and market volatility risks associated with our Highest Daily products by utilizing both an automatic rebalancing element and capital markets hedging. Our Highest Daily optional living benefits features guarantee, among other features, the ability to make withdrawals based on the highest daily contract value plus a minimum return credited for a period of time. This guaranteed value is accessible through withdrawals for the life of the contractholder (or joint lives, for the spousal version of the benefit,) and not as a lump-sum surrender value. For our Highest Daily products we utilize an automatic rebalancing element to limit our exposure to equity market risk and market volatility. Asset allocation and minimum purchase age requirements are also included in the design of our Highest Daily products to limit our exposure to equity market risk and market volatility. In addition to these product design elements, we actively hedge in Pruco Re our Highest Daily products, primarily for changes in interest rates, and to a lesser extent for changes in equity markets and market volatility, through the use of interest rate derivatives and equity options. Contracts with living benefit features where we utilize both an automatic rebalancing element and capital markets hedging represented $8.4 billion or 36%, and $3.7 billion or 16% of our variable annuity account values with living benefit features as of March 31, 2009 and 2008, respectively.

(2)

In addition to reinsurance to Pruco Re, we manage the equity market, interest rate and market volatility risks associated with our guaranteed return option, or GRO and GRO Plus, features through an automatic rebalancing element, included in the product’s design. Our GRO and GRO Plus features include a guaranteed minimum accumulation benefit which provides the contractholder with a guaranteed return of initial account value (adjusted for purchase payments and withdrawals) or an enhanced value, if applicable. Contracts with living benefit features where we utilize only an automatic rebalancing element represented $7.8 billion or 34%, and $9.3 billion or 40% of our variable annuity account values with living benefit features as of March 31, 2009 and 2008, respectively. These amounts exclude products that contain the Highest Daily GRO rider, which is included in the previous paragraph related to our Highest Daily product guarantees.

(3)

We manage the risks associated with all other accumulation and withdrawal guarantees through reinsurance agreements with Pruco Re and Prudential Insurance. The Company has entered into reinsurance agreements to transfer the risk related to these guarantees to affiliates. In the affiliates, we manage the risks associated with all other accumulation and withdrawal guarantees through capital markets hedging. We actively hedge these guarantees for changes in equity markets, interest rates, and market volatility through the use of equity options and interest rate derivatives. Contracts with living benefit features where we utilize only capital markets hedging represented $6.6 billion or 28%, and $9.7 billion or 41% of our variable annuity account values with living benefit features as of March 31, 2009 and 2008, respectively. As a result of the volatility and disruption in the global financial markets, we have ceased sales of certain of these products.

(4)

We have deemed the risks associated with our guaranteed minimum income benefits suitable to retain. Our guaranteed minimum income benefits guarantee a minimum return on the contract value or an enhanced value, if applicable, to be used for purposes of determining annuity income payments. Contracts with living benefit features and only with risks we have deemed suitable to retain represented $0.4 billion or 2%, and $.7 billion or 3% of our variable annuity account values with living benefit features as of March 31, 2009 and 2008, respectively.

We have deemed the risks associated with our guaranteed minimum death benefits suitable to retain. Our guaranteed minimum death benefits guarantee a minimum return on the contract value or an enhanced value, if applicable, to be used for purposes of determining benefits payable in the event of death. All of the $23.3 billion and $23.4 billion of variable annuity account values with living benefit features as of March 31, 2009 and 2008, respectively, also contain guaranteed minimum death benefits, with $16.2 billion or 70% and $13.0 billion or 56% benefiting from an automatic rebalancing element, as discussed above. An additional $10.2 billion and $16.5 billion of variable annuity account values as of March 31, 2009 and 2008, respectively, contain guaranteed minimum death benefits, but no living benefit features.

Marketing and Distribution

The Company sells its annuity products through multiple distribution channels, including (1) independent broker-dealer firms and financial planners; (2) broker-dealers that are members of the New York Stock Exchange, including “wirehouse” and regional broker-dealer firms; and (3) broker-dealers affiliated with banks or that specialize in marketing to customers of banks. Although the Company is active in each of those distribution channels, the majority of the Company’s sales have come from the independent broker-dealer firms and financial planners. The Company has selling agreements with approximately nine hundred broker-dealer firms and financial institutions. On June 1, 2006, Prudential Insurance an affiliate of the Company acquired the variable annuity business of The Allstate Corporation (“Allstate”), which included access to the Allstate affiliated broker-dealer. The Company began distributing variable annuities through the Allstate affiliated broker-dealer registered representatives in the third quarter of 2006.

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

The Company’s Changes in Financial Position and Results of Operations are described below.

Significant Accounting Policies

For information on the Company’s significant accounting policies, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Changes in Financial Position

2009 versus 2008

Assets decreased by $2.0 billion, from $39.6 billion at December 31, 2008 to $37.6 billion at March 31, 2009. Separate account assets decreased by $751.1 million, primarily driven by market depreciation during the current year partially offset by positive net flows. Reinsurance recoverables decreased $941.9 million from $2.1 billion at December 31, 2008 to $1.2 billion at March 31, 2009 driven by a decrease in the reinsured liability for living benefit embedded derivatives resulting from updates of inputs used in the valuation of the embedded derivatives under SFAS 157. Under FAS 157 we are required to incorporate our own risk of non-performance in the valuation of the embedded derivatives associated with our living benefit features. In light of first quarter of 2009 developments, including rating agency downgrades to the claims-paying ratings, we updated the discount rate used in these valuations to reflect the market-perceived increase in our non-performance risk. In the first quarter of 2009, we used a higher discount rate in the valuation as a result of the increase in our non-performance risk, thereby reducing the value of the embedded derivative liabilities. Additionally, deferred policy acquisition costs (“DAC”) and deferred sales inducements (“DSI”) also decreased by $472.5 million and $133.0 million from December 31, 2008 to March 31, 2009, respectively, mainly due to increased amortization resulting from the aforementioned impact of the change in non-performance risk. Partially offsetting the above decreases was an increase in income taxes receivable of $246.8 million driven by the aforementioned impact of the change in non-performance risk in the valuation of embedded derivatives under FAS 157.

During the period, total liabilities decreased by $1.7 billion, from $37.9 billion at December 31, 2008 to $36.2 billion at March 31, 2009. Separate account liabilities decreased by $751.1 million driven by market depreciation during the current year partially offset by positive net flows. Additionally, future policy benefits and other policyholder liabilities decreased $896.4 million from $2.5 billion at December 31, 2008 to $1.6 billion at March 31, 2009 driven by a decrease in the liability for living benefit embedded derivatives resulting from updates of inputs used in the valuation of the embedded derivatives under FAS 157, as previously discussed. Also, contributing to the decrease was a decrease in short-term debt of $186.3 million driven by the repayment debt.

Results of Operations

2009 to 2008 Three Month Comparison

Net Income

Net income decreased $459.0 million from $76.0 million for the three months ended March 31, 2008 to a loss $382.9 million for the three months ended March 31, 2009. This is driven by a $729.3 million decrease in income from operations before income taxes, as discussed below, partially offset by a $270.3 million decrease in income tax expense driven by the aforementioned impact of the change in non-performance risk in the valuation of embedded derivatives under FAS 157.

Loss from operations for the three months ended March 31, 2009 included a $583.9 million unfavorable variance in the amortization of deferred policy acquisition and other costs driven by a decrease in the liability for living benefit embedded derivatives and its impact on actual gross profits resulting from the impact of the change in non-performance risk in the valuation of embedded derivatives under FAS 157, as discussed above. We amortize deferred policy acquisition and other costs over the expected lives of the contracts based on the level and timing of gross profits on the underlying product. In calculating gross profits, we consider mortality, persistency, and other elements as well as rates of return on investments associated with these contracts and include profits and losses related to these contracts that are reported in affiliated legal entities other than the Company as a result of, for example, reinsurance agreements with those affiliated entities.

Loss from operations for the three months ended March 31, 2009 also included charges of $72.6 million related to the quarterly market performance adjustments to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products and to our estimate of total gross profits used as a basis for amortizing deferred policy acquisition and other costs. The $72.6 million of charges, including $40.0 million relating to reserve increases for the guaranteed minimum death and income benefit features of our variable annuity products and $32.6 million relating to increased amortization of deferred policy acquisition and other costs, reflect market performance related adjustments to our estimate of total gross profits to reflect actual fund performance in the first quarter of 2009. In light of recent market conditions, beginning in the fourth quarter of 2008 we determined that adjustments to our estimate of total gross profits to reflect actual fund performance and any corresponding changes to the future rate of return assumptions should no longer be dependent on a comparison to a statistically generated range of estimated gross profits. Instead, for purposes of evaluating deferred policy acquisition and other costs and the reserves for the guaranteed minimum death and income benefit features of our variable annuity products, total estimated gross profits are updated for these items each quarter. Market value declines in the first quarter of 2009 decreased our estimates of total gross profits by establishing a new, lower starting point for the variable annuity account values used in estimating gross profits for future periods. The previously expected rate of return for the first quarter of 2009 was based upon our current maximum future rate of return assumption under the reversion to the mean approach, as discussed below. The decrease in our estimate of total gross profits results in a higher required rate of amortization, which is applied to all prior periods’ gross profits. The resulting cumulative adjustment to prior amortization is recognized in the current period. In addition, the higher rate of amortization will also be applied to future gross profits in calculating amortization in future periods which, all else being equal, will result in lower net profits in future periods.

We continue to derive our future rate of return assumptions using a reversion to the mean approach, a common industry practice. Under this approach, we consider actual returns over a period of time and initially adjust future projected returns over a four year period so that the assets grow at the long-term expected rate of return for the entire period. However, beginning in the fourth quarter of 2008 and continuing through the first quarter of 2009, the projected future annual rate of return calculated using the reversion to the mean approach for all contract groups was greater than 10.5%, our current maximum future rate of return assumption across all asset types for this business. Therefore, we utilize the maximum future rate of return over the four year period, thereby limiting the impact of the reversion to the mean, and further decreasing our estimate of total gross profits. Further or continued market declines could result in additional market depreciation within our separate account assets and corresponding decreases in our gross profits, as well as additional adjustments to the amortization of deferred policy acquisition and other costs, and the costs relating to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products. Given that the estimates of future gross profits are already based upon our maximum future rate of return assumption as discussed above, all else being equal, future quarterly rates of return lower than 2.6% will result in additional increases in the amortization of deferred policy acquisition and other costs, and the costs relating to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products.

Absent the effect of the change in non-performance risk in the valuation of embedded derivatives under FAS 157 and market performance adjustments discussed above, income from operation before income taxes for the three months ended March 31, 2009 decreased $72.8 million from the three months ended March 31, 2008, primarily relating to a decrease in policy charges and fee income and asset administration fees and other income of $84.4 million driven by lower average variable annuity asset balances invested in separate accounts. The declines in separate account assets were due to market depreciation and transfers of balances to a fixed rate general account option. The transfer of balances to our general account relates to an automatic rebalancing element in some of our living benefit features, which, as part of the overall product design, transferred approximately $7 billion of investments out of the separate accounts and into our general account over the twelve months ended March 31, 2009, due to equity market declines. Also contributing to the decrease was higher interest credited to policyholder account balances of $50.6 million due to the aforementioned general account transfers. Additionally, amortization of deferred policy acquisition and other costs increased by $58.4 million due to higher levels of actual gross profits from embedded derivative breakage. Partially offsetting the unfavorable variances in pretax net income was higher net investment income of $101.0 million due to transfers from the separate account variable investment options into the general account fixed rate investment options.

Revenues

Revenues increased $26.1 million, from $277.4 million for the three months March 31, 2008 to $303.5 million for the three months March 31, 2009. Premiums decreased $4.1 million, from $7.2 million for the three months March 31, 2008 to $3.1 million for the three months March 31, 2009, reflecting a decrease in funds from customers electing to enter into the payout phase of their annuity contracts.

Policy charges and fee income decreased $65.2 million, from $171.4 million for the three months March 31, 2008 to $106.2 million for the three months March 31, 2009 driven by lower mortality and expense (“M&E”) fees of $53.9 million and a decrease in optional benefit charges on our living and death benefit features of $8.3 million, primarily driven by lower average variable annuity asset balances invested in separate accounts due to market depreciation and the transfer of balances to our general account relating to an automatic rebalancing element in some of our living benefit features, as discussed above. The decrease in optional benefit charges was primarily offset in realized investment gains, net because these features are reinsured with affiliates. Additionally, policy charges and fee income decreased $6.8 million from the prior year due to the change in realized market value adjustments related to the Company’s market value adjusted investment option (the “MVA option”) driven by lower levels of surrender and the interest rate environment.

Net investment income increased $101.0 million from $45.2 million for the three months March 31, 2008 to $146.2 million for the three months March 31, 2009 as a result of higher general account assets as these assets moved from separate account variable investment options into the general account fixed rate investment options due to the automatic rebalancing element, as discussed above.

Realized investment gains, net, increased by $13.7 million from losses of $1.2 million for the three months March 31, 2008 to gains of $12.5 million for the three months March 31, 2009. This increase was driven by the reinsurance of our living benefit features to affiliates, as previously discussed and increased investment gains on our general account and MVA portfolio.

Asset administration fees and other income decreased $19.2 million, from $54.7 million for the three months March 31, 2008 to $35.5 million for the three months March 31, 2009 as a result of lower variable annuity asset balances invested in separate accounts due to market depreciation. Asset administration fees are asset based fees, which are dependent on the value of assets under management.

Benefits and Expenses

Benefits and expenses increased $755.4 million, from $192.8 million for the three months March 31, 2008 to $948.2 million for the three months March 31, 2009. Included within this increase is a $583.9 million of higher amortization of deferred acquisition cost and other cost related to the impact of the change in non-performance risk in the valuation of embedded derivatives under FAS 157 as discussed above. Benefits and expenses also included charges of $72.6 million related to the quarterly market performance adjustments to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products and to our estimate of total gross profits used as a basis for amortizing deferred policy acquisition and other costs. Absent the effect of the of the change in non-performance risk in the valuation of embedded derivatives under FAS 157 and market performance adjustments, benefits and expenses for the three months March 31, 2009 increased $98.9 million from the three months March 31, 2008.

Policyholders’ benefits increased $57.8 million, from $24.4 million for the three months March 31, 2008 to $82.2 million for the three months March 31, 2009, driven primarily by an increase in guaranteed minimum death benefit reserves reflecting higher actual and expected contract guarantee claims costs related to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products of $40.0 million, as well as an unfavorable impact relating to the quarterly adjustment for current period experience of $16.3 million. The quarterly adjustments for current period experience reflect the cumulative impact of differences between actual gross profits for the period and the previously estimated expected gross profits for the period, as well as an update for current and future expected claims costs associated with the guaranteed minimum death and income benefit features of our variable annuity products. To the extent each period’s actual experience differs from the previous estimate for that period, the assumed level of total gross profits may change, and a cumulative adjustment to previous periods’ amortization, referred to as an adjustment for current period experience, may be required in the current period. This adjustment to previous periods’ amortization is in addition to the direct impact of actual gross profits on current period amortization.

Interest credited to policyholders’ account balances increased $221.8 million, from $38.5 million for the three months March 31, 2008 to $260.3 million for the three months March 31, 2009, primarily driven by increased DSI amortization of $166.2 million primarily driven by the impact of the change in non-performance risk in the valuation of embedded derivatives under FAS 157, as discussed above. Also contributing to the increase are higher average annuity account values invested in our general account resulting from transfers relating to an automatic rebalancing element in some of our living benefit features, as discussed above.

Amortization of deferred policy acquisition costs increased by $485.2 million, from $33.6 million for the three months March 31, 2008 to $518.8 million for the three months March 31, 2009 primarily due to the impact of the change in non-performance risk in the valuation of embedded derivatives under FAS 157 as discussed above.

General, administrative and other expenses decreased by $9.4 million, from $96.3 million for the three months March 31, 2008 to $86.9 million for the three months March 31, 2009, primarily due to lower interest expense driven by the repayment of debt.

Income Taxes

Our income tax provision amounted to an income tax benefit of $261.8 million for the three months ended March 31, 2009 compared to income tax expense of $8.5 million for the three months ended March 31, 2008. The decline in income tax expense was primarily driven by the decline in pretax income.

The dividends received deduction (“DRD”), reduces the amount of dividend income subject to U.S. tax and in recent years is the primary component of the difference between the Company’s effective tax rate and the federal statutory tax rate of 35%. The DRD for the current period was estimated using information from 2008, current year results, and was adjusted to take into account the current year’s equity market performance. The actual current year DRD can vary from the estimate based on factors such as, but not limited to, changes in the amount of dividends received that are eligible for the DRD, changes in the amount of distributions received from mutual fund investments, changes in the account balances of variable life and annuity contracts, and the Company’s taxable income before the DRD.

In August 2007, the IRS, released Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the DRD related to variable life insurance and annuity contracts. In September 2007, the IRS released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspends Revenue Ruling 2007-54 and informs taxpayers that the U.S. Treasury Department and the IRS intend to address through new regulations the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts. These activities had no impact on the Company’s 2008 or 2009 results. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through regulation or legislation, could increase actual tax expense and reduce the Company’s consolidated net income.

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

During the fourth quarter of 2008 and the first quarter of 2009, the volatility and disruptions in the credit and capital markets reached unprecedented levels, adversely affecting the global economy, particularly in the financial services industry. The U.S. federal government has taken or is considering taking actions in order to address this financial market dislocation.

This market dislocation has adversely impacted our liquidity and capital plans, results of operations, and financial position. The market conditions also negatively impacted our capital levels, as a result of asset value declines and the need to strengthen reserves.

Prudential Financial continues to operate with significant cash on the balance sheet and has access to alternate sources of liquidity. However, a continuation or worsening of the disruptions in the credit and capital markets could adversely affect our ability to access sources of liquidity, as well as threaten to reduce our capital below a level that is consistent with our existing ratings objectives. Therefore, we may need to take additional actions, which may include but are not limited to: (1) additional capital management activities; (2) further access to our alternative sources of liquidity; (3) limiting or curtailing sales of certain products and/or restructuring existing products; and (4) seeking temporary or permanent changes to regulatory rules. Certain of these actions may require regulatory approval and/or agreement of counterparties which are outside of our control.

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

Liquid Assets

Liquid assets include cash, cash equivalents, short-term investments, fixed maturities that are not designated as held to maturity and public equity securities. As of March 31, 2009 and December 31, 2008, the Company had liquid assets of $10.3 billion and $10.2 billion, respectively, which includes a portion financed with asset-based financing. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $0.5 billion and $0.3 billion as of March 31, 2009 and December 31, 2008, respectively. We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in calculating internal liquidity measures in order to evaluate the adequacy of our operations’ liquidity under a variety of stress scenarios. We believe that the liquidity profile of our assets is sufficient to satisfy current liquidity requirements, including under foreseeable stress scenarios.

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

Capital

The Risk Based Capital, or RBC, ratio is the primary measure by which we evaluate the capital adequacy of the Company. Prudential Financial manages its domestic insurance subsidiaries’ RBC ratio to a level consistent with an “AA” ratings target for those subsidiaries, and in excess of the minimum levels required by applicable insurance regulations. RBC is determined by statutory formulas that consider risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products, interest rate risks and general business risks. The RBC ratio calculations are intended to assist insurance regulators in measuring the adequacy of an insurer’s statutory capitalization.

As discussed above, market conditions during 2008 negatively impacted the level of our capital. In order to address these impacts on our capital, Prudential Financial made capital contributions to certain domestic insurance subsidiaries, including the Company, which was subsequently used to repay portions of our outstanding loans with Prudential Financial.

Item 4.	Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, or the “Exchange Act”, as of March 31, 2009. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2009, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In April 2009, AST Investment Services, Inc., formerly named American Skandia Investment Services, Inc. (“ASISI”), reached a resolution of the previously disclosed investigations by the SEC and NYAG into market timing related misconduct involving certain variable annuities. The settlements relate to conduct that generally occurred between January 1998 and September 2003. ASISI is an affiliate of the Company and serves as investment manager for certain investment options under the Company’s variable life insurance and annuity products. Prudential Financial acquired ASISI from Skandia Insurance Company Ltd. (publ) (“Skandia”) in May 2003. Subsequent to the acquisition, Prudential Financial implemented controls, procedures and measures designed to protect customers from the types of activities involved in these investigations. These settlements resolve the investigations by the above named authorities into these matters, subject to the settlement terms. Under the terms of the settlements, ASISI has paid a total of $34 million in disgorgement and an additional $34 million as a civil money penalty. These amounts will be paid into a Fair Fund administered by the SEC to compensate those harmed by the market timing related activities. In the settlements, ASISI has agreed to retain, at its ongoing cost and expense, the services of an Independent Distribution consultant acceptable to the Staff of the SEC to develop a proposed plan for the distribution of Fair Fund amounts according to a methodology developed in consultation with and acceptable to the Staff. As part of these settlements, ASISI has undertaken that by the end of 2009 it will undergo a compliance review by an independent third party, who shall issue a report of its findings and recommendations to ASISI’s Board of Directors, the Audit Committee of the Advanced Series Trust Board of Trustees and the Staff of the SEC. In addition, ASISI has agreed, among other things, to continue to cooperate with the SEC and NYAG in any litigation, ongoing investigations or other proceedings relating to or arising from their investigations into these matters. Under the terms of the purchase agreement pursuant to which Prudential Financial acquired ASISI from Skandia, Prudential Financial was indemnified for the costs of the settlements.

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

During the third quarter of 2004, the Company identified a system-generated calculation error in its annuity contract administration system that existed prior to the Acquisition. This error related to the calculation of amounts due to customers for certain transactions subject to a market value adjustment upon the surrender or transfer of monies out of their annuity contract’s fixed allocation options. The error resulted in an underpayment to policyholders, as well as additional anticipated costs to the Company associated with remediation, breakage and other losses. The Company’s consultants have developed the systems functionality to compute remediation amounts and are in the process of running the computations on affected contracts. The Company contacted state insurance regulators and commenced Phase I of its outreach to customers on November 12, 2007. Phase II commenced June 6, 2008. Phase III commenced December 5, 2008. A final phase is expected to begin in the second quarter of 2009. The Company has advised Skandia that a portion of the remediation and related administrative costs are subject to the indemnification provisions of the Acquisition Agreement.

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

The Company is an indirectly owned subsidiary of Prudential Financial. The following risks could materially affect Prudential Financial’s and/or the Company’s business, results of operations or financial condition or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q and in our Form 10-K for the year ended December 31, 2008.

Our business and our results of operations have been materially adversely affected by the adverse conditions in the global financial markets and economic conditions generally. Our business, results of operations and financial condition may be further adversely affected, possibly materially, if these conditions persist or deteriorate.

Our results of operations have been materially adversely affected by conditions in the global financial markets and the economy in the U.S. The stress experienced by global financial markets that began in the second half of 2007 has continued and substantially increased since then. The volatility and disruption in the global financial markets have reached unprecedented levels. The availability and cost of credit has been materially affected. These factors, combined with economic conditions in the U.S. including depressed home and commercial real estate prices and increasing foreclosures, falling equity market values, declining business and consumer confidence and rising unemployment, have precipitated a severe economic recession and fears of even more severe and prolonged adverse economic conditions.

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

Markets in the United States and elsewhere have experienced extreme and unprecedented volatility and disruption, with adverse consequences to our liquidity, access to capital and cost of capital. A continuation or deterioration in these conditions may significantly affect our ability to meet liquidity needs, our access to capital and our cost of capital. We may seek additional debt or equity capital but be unable to obtain such.

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

Disruptions, uncertainty or volatility in the financial markets have limited and may be expected to continue to limit our access to capital required to operate our business. These market conditions may limit our ability to replace, in a timely manner, maturing debt obligations and access the capital necessary to grow our business, and replace capital withdrawn by customers as a result of volatility in the markets. As a result, we may be forced to delay raising capital, issue shorter tenor securities than would be optimal, bear an unattractive cost of capital or be unable to raise capital at any price, which could decrease our profitability and significantly reduce our financial flexibility. Actions we might take to access financing may in turn cause rating agencies to reevaluate our ratings. Prudential Financial’s ability to borrow under its commercial paper programs is also dependent upon market conditions. Future deterioration of its capital position at a time when it is unable to access the long-term debt or commercial paper markets could have a material adverse effect on our liquidity. Prudential Financial internal sources of liquidity may prove to be insufficient.

We may seek additional debt or equity financing to satisfy our needs. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to the financial services industry, and our credit ratings and credit capacity. We may not be able to successfully obtain additional financing on favorable terms, or at all.

The Risk Based Capital, or RBC, ratio is the primary measure by which we evaluate our capital adequacy. Prudential Financial manages its domestic insurance subsidiaries’ RBC ratio to a level consistent with an “AA” ratings target for those subsidiaries, and in excess of the minimum levels required by applicable insurance regulations; however, rating agencies take into account a variety of factors is assigning ratings in addition to RBC levels. RBC is determined by statutory formulas that consider risks related to the type and quality of the invested assets, insurance-related risks associated with our products, interest rate risks and general business risks. The RBC ratio calculations are intended to assist insurance regulators in measuring the adequacy of our statutory capitalization. Subsequent to September 30, 2008 market conditions have negatively impacted the level of our capital, and absent a recovery in markets we will need to take capital management actions to maintain capital consistent with these ratings objectives, which may include redeployment of financial resources from internal sources or, if markets continue to decline, require external sources of capital. Certain of these capital management activities may require regulatory approval.

A continuation or worsening of the disruptions in the capital markets could adversely affect the Company’s ability to access sources of liquidity, as well as threaten to reduce our capital below a level that is consistent with our existing ratings objectives. Therefore, we may need to take additional actions, which may include but are not limited to: (1) access external sources of capital, including the debt or equity markets, as noted above; (2) further access to our alternative sources of liquidity; (3) limiting or curtailing sales of certain products and/or restructuring existing products; (4) undertake additional capital management activities, including reinsurance and/or a recapture of liabilities previously ceded to our off-shore captive reinsurance subsidiary and/or reinsurance transactions; and (5) seek temporary or permanent changes to regulatory rules. Certain of these actions may require regulatory approval and/or agreement of counterparties which are outside of our control.

The Company is a wholly owned subsidiary of PAI and indirectly owned by Prudential Financial. As such, it is possible that we may need to rely on our parent company to meet our liquidity needs in the future. Therefore, we are subject to the same risks as PAI and Prudential Financial.

Governmental actions in response to the current financial crisis may not be effective. Participation by Prudential Financial or its affiliates in certain of these governmental programs could result in limitations or restrictions on our businesses or otherwise restrict our flexibility.

In response to the market dislocation affecting the banking system and financial markets, on October 3, 2008, President Bush signed the Emergency Economic Stabilization Act of 2008, or EESA, into law. Pursuant to the EESA, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of mortgage-backed and other securities from financial institutions for the purpose of stabilizing the financial markets. On October 14, 2008, the U.S. Treasury announced that it would use EESA authority to invest an aggregate of $250 billion (of the first $350 billion released under EESA) in capital issued by qualifying U.S. financial institutions under the U.S. Treasury’s Capital Purchase Program, which is part of the Troubled Asset Relief Program, or TARP. The TARP Capital Purchase Program involves the issuance by qualifying institutions of preferred stock and warrants to purchase common stock to the U.S. Treasury. Concurrently, in coordination with the U.S. Treasury, the FDIC announced the Temporary Liquidity Guarantee Program, through which it guarantees certain newly issued senior unsecured debt issued by FDIC insured institutions and their qualifying holding companies, as well as funds over $250,000 in non-interest-bearing transaction deposit accounts. In addition, since March 2008, the Federal Reserve has created several lending facilities to stabilize financial markets including the Term Asset-Backed Securities Loan Facility, or TALF. The TALF is designed to provide secured financing for newly issued asset-backed securities backed by certain types of consumer and small business loans.

On February 10, 2009, the U.S. Treasury announced a Financial Stability Plan to build upon existing programs and earmark the second $350 billion of funds that were authorized under the EESA and released in January 2009. The elements of the Financial Stability Plan, as described by the U.S. Treasury, are a Capital Assistance Program and Financial Stability Trust to make capital available to financial institutions through additional purchases of preferred stock, a Public-Private Investment Program, or PPIP, to buy legacy loans and assets from financial institutions, a Consumer and Business Lending Initiative to restart securitization markets for loans to consumers and businesses by expanding upon TALF, and a comprehensive housing program to, among other things, help reduce mortgage payments and interest rates. The U.S. Treasury has stated that the Financial Stability Plan will require high levels of transparency and accountability standards and dividend, acquisition and executive compensation restrictions for financial institutions that receive government assistance going forward.

In the first quarter of 2009, the U.S. Treasury, in conjunction with the FDIC and the Federal Reserve, announced details regarding the PPIP. The PPIP has two separate parts to address the problem of “legacy assets” — real estate loans held directly on the books of banks (“legacy loans”) and securities backed by loan portfolios (“legacy securities”). Under the Legacy Loans Program portion of the PPIP, the U.S. Treasury will invest alongside private investors in individual investment funds referred to as Public-Private Investment Funds, which will purchase eligible asset pools from depository institutions on a discrete basis. The FDIC will provide a guarantee for the debt financing issued by the Public-Private Investment Funds to fund the asset purchases. Under the Legacy Securities Program, the Federal Reserve will (i) expand TALF to cover additional eligible assets, including certain non-agency residential mortgage backed securities that were originally rated AAA and outstanding commercial mortgage backed securities and asset backed securities that are rated AAA and (ii) the U.S. Treasury will also co-invest with, and provide leverage to, up to five approved assets managers to support the market for legacy securities originated prior to 2009 with a rating of AAA at the time of origination.

Prudential Financial has applied to participate in the Capital Purchase Program, although no determination with respect to its participation has been made. There is no assurance that it will participate in the Capital Purchase Program. If it does participate, it will become subject to additional requirements and restrictions on its businesses. Issuing preferred shares and warrants to the U.S. Treasury pursuant to this program could dilute the ownership interests of shareholders and could affect its ability to raise capital through other means.

Prudential Financial would also become subject to restrictions on the compensation it can offer or pay to certain executive employees, including incentives or performance-based compensation, and on the tax deductibility of certain compensation. These and other applicable restrictions, as well as possible negative market perceptions of its financial strength and capital position arising from its participation, could harm its competitive position, including but not limited to its ability to market products to customers and recruit and retain key employees, and could restrict its flexibility to respond to changing market conditions.

In the first quarter of 2009, Prudential Financial participated in TALF as an eligible borrower. As of March 31, 2009, it had $786 million of asset-backed securities purchased under TALF that are reflected within “Other trading account assets” and received secured financing from the Federal Reserve of $736 million related to the purchase of these securities that is reflected within “long-term debt.” Prudential Financial is evaluating participation as an asset manager in the PPIP Legacy Securities Program. Prudential Financial also continue to evaluate participation in other government sponsored programs for which it may be eligible.

The U.S. federal government has taken or is considering taking other actions to address the financial crisis, including mortgage and credit card program modification proposals, that could further impact Prudential Financial’s business and investments, particularly its mortgage and consumer debt related investments, which are significant. We cannot predict with any certainty whether these actions will be effective or the effect they may have on the financial markets or on our business, results of operations, cash flows and financial condition.

Market fluctuations and general economic, market and political conditions may adversely affect our business and profitability.

Even under relatively more favorable market conditions (such as those prevailing before the second half of 2007), our products, , as well as our investment returns and our access to and cost of financing, are sensitive to fixed income, equity, real estate and other market fluctuations and general economic, market and political conditions. These fluctuations and conditions could adversely affect our results of operations, financial position and liquidity, including in the following respects:

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

•

A market decline could further result in guaranteed minimum benefits contained in many of our variable annuity products being higher than current account values or our pricing assumptions would support, requiring us to materially increase reserves for such products and may cause customers to retain contracts in force in order to benefit from the guarantees, thereby increasing their cost to us. Our valuation of the liabilities for the minimum benefits contained in many of our variable annuity products requires us to consider the market perception of our risk of non-performance; and a decrease in our own credit spreads resulting from ratings upgrades or other events or market conditions could cause the recorded value of these liabilities to increase, which in turn could adversely affect our results of operations and financial position.

•

We have significant investment and derivative portfolios, including but not limited to corporate and asset-backed securities, equities and commercial real estate. Economic conditions as well as adverse capital market conditions, including but not limited to a lack of buyers in the marketplace, volatility, credit spread changes, and benchmark interest rate changes, will impact the liquidity and value of our investments and derivatives, potentially resulting in higher realized or unrealized losses, the latter especially if we were to need to sell a significant amount of investments under such conditions. For example, a widening of credit spreads, such as the market has experienced recently, increases the net unrealized loss position of our investment portfolio and may ultimately result in increased realized losses. Values of our investments and derivatives can also be impacted by reductions in price transparency, changes in assumptions or inputs we use in estimating fair value and changes in investor confidence and preferences, potentially resulting in higher realized or unrealized losses. Volatility can make it difficult to value certain of our securities if trading becomes less frequent. As such, valuations may include assumptions or estimates that may have significant period to period changes which could have a material adverse effect on our results of operations or financial condition and in certain cases under U.S, GAAP such period to period changes in the value of investments are not recognized in our results of operations or statements of financial condition.

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

For certain of our products, market performance and interest rates impact the level of statutory reserves and statutory capital we are required to hold, and may have an adverse effect on returns on capital associated with these products. For example, equity market declines in the fourth quarter of 2008 caused a significant increase in the level of statutory reserves and statutory capital we are required to hold in relation to our annuities business. Capacity for reserve funding structures available in the marketplace is currently limited as a result of market conditions generally. Our ability to efficiently manage capital and economic reserve levels may be impacted, thereby impacting profitability and return on capital.

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

We may be required to accelerate the amortization of deferred policy acquisition costs, or DAC, or valuation of business acquired, or VOBA, or recognize impairment in certain investments, or be required to establish a valuation allowance against deferred income tax assets, any of which could adversely affect our results of operations and financial condition.

Deferred policy acquisition costs, (“DAC”), represent the costs that vary with and are related primarily to the acquisition of new and renewal insurance and annuity contracts, and we amortize these costs over the expected lives of the contracts. Valuation of business acquired, (“VOBA”), represents the present value of future profits embedded in acquired contracts and is amortized over the expected effective lives of the acquired contracts. Management, on an ongoing basis, tests the DAC and VOBA recorded on our balance sheet to determine if these amounts are recoverable under current assumptions. In addition, we regularly review the estimates and assumptions underlying DAC and VOBA for those products for which we amortize DAC and VOBA in proportion to gross profits. Given changes in facts and circumstances, these tests and reviews could lead to further reductions in DAC and/or VOBA that could have an adverse effect on the results of our operations and our financial condition. Significant or sustained equity market declines as well as investment losses has resulted and could result in further acceleration of amortization of the DAC and VOBA , resulting in a charge to income.

Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Deferred tax assets are assessed periodically by management to determine if they are realizable. Factors in management’s determination include the performance of the business including the ability to generate capital gains from a variety of sources and tax planning strategies. If based on available information, it is more likely than not that the deferred income tax asset will not be realized then a valuation allowance must be established with a corresponding charge to net income. Such charges could have a material adverse effect on our results of operations or financial position.

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

The decision on whether to record an other-than-temporary impairment or write-down is determined in part by management’s assessment of the financial condition and prospects of a particular issuer, projections of future cash flows and recoverability of the particular security. Management’s conclusions on such assessments are highly judgmental and include assumptions and projections of future cash flows which ultimately prove to be incorrect as assumptions, facts and circumstances change.

A downgrade or potential downgrade in our claims-paying or credit ratings could limit our ability to market products, increase the number or value of policies being surrendered, increase our borrowing costs and/or hurt our relationships with creditors or trading counterparties and restrict our access to alternative sources of liquidity.

Claims-paying ratings, which are sometimes referred to as “financial strength” ratings, represent opinions of rating agencies regarding the financial ability of an insurance company to meet its obligations under an insurance policy, and are important factors affecting public confidence in an insurer and its competitive position in marketing products. Credit ratings represent the opinions of rating agencies regarding an entity’s ability to repay its indebtedness, and credit ratings are important to our ability to raise capital through the issuance of debt and to the cost of such financing. A downgrade in our claims-paying or credit ratings could potentially, among other things, limit our ability to market products, reduce our competitiveness, increase the number or value of policy surrenders and withdrawals, increase our borrowing costs and potentially make it more difficult to borrow funds, adversely affect the availability of financial guarantees, such as letters of credit, cause additional collateral requirements under certain agreements, allow counterparties to terminate derivative, and/or hurt our relationships with creditors or trading counterparties. In addition, actions we might take to access third party financing or to realign our capital structure may in turn cause rating agencies to reevaluate our ratings.

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

On November 21, 2008, Moody’s affirmed the long-term senior debt rating of Prudential Financial at “A3” and affirmed the financial strength ratings of its life insurance subsidiaries at “Aa3.” Moody’s also revised its outlook on Prudential Financial’s ratings to negative from stable. On February 10, 2009 Moody’s placed the long-term ratings of Prudential Financial and its life insurance subsidiaries, including the Company on review for possible downgrade. The short-term ratings of Prudential Financial and Prudential Funding were affirmed with a stable outlook. On March 18, 2009, Moody’s lowered the long-term senior debt rating of Prudential Financial to “Baa2” from “A2” and lowered the financial strength ratings of Prudential Financial’s life insurance subsidiaries, including the Company to “A2” from “Aa3.” The outlook for the ratings remains negative. Moody’s also placed the short-term rating of Prudential Funding, LLC on review for possible downgrade.

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

Both Prudential Financial’s and Prudential Funding’s commercial paper programs were granted approval to participate in the Federal Reserve’s Commercial Paper Funding Facility, or CPFF, during the fourth quarter of 2008. Commercial paper issuers must maintain ratings of at least A-1/P-1/F-1 by two rating agencies in order to be eligible for CPFF. On February 19, 2009, Prudential Financial’s commercial paper rating was downgraded by Fitch from F1 to F2 and, consequently, as of that date, Prudential Financial was no longer eligible to issue commercial paper under the CPFF. As of March 31, 2009, Prudential Financial had $374 million of commercial paper outstanding under the CPFF. As of the date of this filing, Prudential Funding’s commercial paper is rated A-1+/P-1/F1; however, as noted above, on March 18, 2009, Moody’s placed Prudential Funding’s commercial paper rating on review for possible downgrade. If Prudential Funding fails to maintain the required A-1/F-1/F-1 ratings by at least two rating agencies, its program would no longer be eligible for CPFF, and it would lose its access to CPFF completely. As of March 31, 2009, Prudential Funding had $750 million of commercial paper outstanding under the CPFF, with a maturity of 30 days

In June 2008, Prudential Insurance became a member of the Federal Home Loan Bank of New York, or FHLBNY. Membership allows Prudential Insurance to participate in FHLBNY’s product line of financial services, including collateralized funding agreements, general asset/liability management, and collateralized advances that can be used for liquidity management and as an alternative source of funding. Due to the rating downgrades experienced during the first quarter of 2009, Prudential Financial is currently only able to initiate new borrowings from the FHLNBY for a term of 90 days or less, which can be refinanced on similar terms. Prudential Financial is actively discussing with FHLBNY the potential for longer term borrowings, but it has no assurance that such longer term borrowings will be permitted. Future deterioration of its capital position at a time when it is unable to access alternative sources of liquidity, such as CPFF or the FHLBNY, could have a material adverse effect on our liquidity.

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

A downgrade in the credit or financial strength ratings of Prudential Financial or its rated subsidiaries could result in additional collateral requirements for Prudential Financial or other required payments under certain agreements including derivative agreements, which are eligible to be satisfied in cash or by posting securities held by the subsidiaries subject to the agreements.

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

Issuers and borrowers whose securities or loans we hold, customers, vendors, trading counterparties, counterparties under swaps and other derivative contracts, reinsurers, clearing agents, exchanges, clearing houses and other financial intermediaries and guarantors, including bond insurers, may default on their obligations to us or be unable to perform service functions that are significant to our business due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud or other reasons. Such defaults, instances of which have occurred in recent months, could have an adverse effect on our results of operations and financial condition. A downgrade in the ratings of bond insurers could also result in declines in the value of our fixed maturity investments supported by guarantees from bond insurers.

Under state insurance guaranty association laws, we are subject to assessments, based on the share of business we write in the relevant jurisdiction, for certain obligations of insolvent insurance companies to policyholders and claimants.

Intense competition could adversely affect our ability to maintain or increase our market share or profitability.

We face intense competition both for the ultimate customers for our products and, in some cases, for distribution through non-affiliated distribution channels. We compete based on a number of factors including brand recognition, reputation, quality of service, investment performance of our products, product features, scope of distribution and distribution arrangements, price, perceived financial strength and claims-paying and credit ratings. A decline in our competitive position as to one or more of these factors could adversely affect our profitability and assets under management. Many of our competitors are large and well established and some have greater market share, breadth of distribution, offer a broader range of products, services or features, assume a greater level of risk, have lower profitability expectations or have higher claims-paying or credit ratings than we do. We could be subject to claims by competitors that our products infringe their patents, which could adversely affect our sales, profitability and financial position. Competition for personnel for our annuities businesses is intense. The loss of personnel could have an adverse effect on our business and profitability. As noted above, if Prudential Financial were to participate in the U.S. government’s Capital Purchase Program, Prudential Financial would become subject to various restrictions, including restrictions on executive compensation, that could harm its competitive position.

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

The products we sell have different tax characteristics, in some cases generating tax deductions. The level of profitability of certain of our products are significantly dependent on these characteristics and our ability to continue to generate taxable income, which are taken into consideration when pricing products and are a component of our capital management strategies. Accordingly, a change in tax law, our ability to generate taxable income, or other factors impacting the availability of the tax characteristics generated by our products, could impact product pricing and returns or require us to reduce our sales of these products or implement other actions that could be disruptive to our business.

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

Insurance regulators, as well as industry participants, have begun to consider potentially significant changes in the way in which statutory reserves and statutory capital are determined, particularly for products with embedded options and guarantees. New regulatory capital requirements have already gone into effect for variable annuity products. The timing of, and extent of, such changes to the statutory reporting framework are uncertain; however, the result could be increases to statutory reserves and capital, and an adverse effect on our products, sales and operating costs. Moreover, insurance regulators recently deferred mandatory adoption of changes to the statutory accounting rules for loan-backed and structured securities. Further changes to these rules by insurance regulators, or the timing of the Company’s application of these rules, are possible, given the deferral and other uncertainty around the resolution of these accounting rules.

In view of recent events involving certain financial institutions, it is likely that the U.S. federal government will heighten its oversight of companies in the financial services industry such as us, including possibly through a federal system of insurance regulation or broad regulations intended to address systemic risks to the financial system. We cannot predict whether this or other proposals will be adopted, or what impact, if any, such proposals or, if enacted, such laws, could have on our business, financial condition or results of operations. Significant regulatory changes are under consideration in other jurisdictions as well, as they consider their responses to current financial industry issues.

Compliance with applicable laws and regulations is time consuming and personnel-intensive, and changes in these laws and regulations may materially increase our direct and indirect compliance and other expenses of doing business, thus having a material adverse effect on our financial condition and results of operations.

See “Business—Regulation” in our Annual Report on Form 10-K for the year ended December 31, 2008 for further discussion of the impact of regulations on our businesses.

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

•

Pandemic disease, caused by a virus such as H5N1, the “avian flu” virus, or H1N1, the “swine flu” virus, could have a severe adverse effect on Prudential Financial’s business. The potential impact of such a pandemic on Prudential Financial’s results of operations and financial position is highly speculative, and would depend on numerous factors, including: in the case of the avian flu virus, the probability of the virus mutating to a form that can be passed easily from human to human; the rate of contagion if and when that occurs; the regions of the world most affected; the effectiveness of treatment for the infected population; the rates of mortality and morbidity among various segments of the insured versus the uninsured population; the collectability of reinsurance; the possible macroeconomic effects of a pandemic on the Company’s asset portfolio; the effect on lapses and surrenders of existing policies, as well as sales of new policies; and many other variables.

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

May 15, 2009

Exhibit Index

Exhibit Number and Description

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.