Form 10-Q
period 2009-06-30
PRUDENTIAL ANNUITIES LIFE ASSURANCE CORP/CT
filed 2009-08-14
CIK 881453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of August 14, 2009, 25,000 shares of the registrant’s Common Stock (par value $100) consisting of 100 voting shares and 24,900 non-voting shares, were outstanding. As of such date, Prudential Annuities, Inc. formerly known as American Skandia, Inc., an indirect wholly owned subsidiary of Prudential Financial, Inc., a New Jersey corporation, owned all of the registrant’s Common Stock.

Prudential Annuities Life Assurance Corporation meets the conditions set forth in General Instruction (H) (1) (a) and (b) on Form 10-Q and

is therefore filing this Form 10-Q in the reduced disclosure format.

FORWARD LOOKING STATEMENTS

Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Prudential Annuities Life Assurance Corporation. There can be no assurance that future developments affecting Prudential Annuities Life Assurance Corporation will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial markets, particularly in light of ongoing severe economic conditions and the severe stress experienced by the global financial markets since the second half of 2007; (2) the availability and cost of external financing for our operations, which has been affected by the stress experienced by the global financial markets; (3) interest rate fluctuations; (4) reestimates of our reserves for future policy benefits and claims; (5) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates, or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (6) changes in our assumptions related to deferred policy acquisition costs, valuation of business acquired or goodwill; (7) changes in our claims-paying or credit ratings; (8) investment losses, defaults and counterparty non-performance; (9) competition in our product lines and for personnel; (10) changes in tax law; (11) regulatory or legislative changes, including government actions in response to the stress experienced by the global financial markets; (12) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities; (13) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (14) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (15) effects of acquisitions, divestitures and restructurings, including possible difficulties in integrating and realizing the projected results of acquisitions; (16) changes in statutory or U.S. GAAP accounting principles, practices or policies; and (17) changes in assumptions for retirement expense. As noted above, the period since the second half of 2007 has been characterized by extreme adverse market and economic conditions. The foregoing risks are even more pronounced in these unprecedented market and economic conditions. Prudential Annuities Life Assurance Corporation does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” for discussion of certain risks relating to our businesses and investment in our securities.

PART I-FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Prudential Annuities Life Assurance Corporation

Unaudited Interim Statements of Financial Position

As of June 30, 2009 and December 31, 2008 (in thousands, except share amounts)

	June 30, 2009	December 31, 2008

ASSETS
Fixed maturities available for sale, at fair value (amortized cost – 2009:7,934,211; 2008: $9,893,430)	$8,132,590	$9,869,342
Trading account assets, at fair value	80,672	51,422
Equity securities available for sale, at fair value (cost – 2009:$17,680; 2008: $12,024)	16,811	10,119
Commercial mortgage and other loans	289,473	371,744
Policy loans	13,280	13,419
Short-term investments	461,284	254,046
Other long-term investments	(10,215)	37,529

Total investments	8,983,895	10,607,621

Cash and cash equivalents	52,313	26,549
Deferred policy acquisition costs	1,014,099	1,247,131
Accrued investment income	93,400	91,301
Reinsurance recoverable	504,136	2,110,264
Income taxes receivable	306,808	259,541
Valuation of business acquired	61,776	78,382
Deferred sales inducements	708,130	726,314
Receivables from parent and affiliates	111,235	65,151
Investment receivable on open trades	194,695	26,541
Other assets	6,125	52,461
Separate account assets	29,531,859	24,259,992

TOTAL ASSETS	$41,568,471	$39,551,248

LIABILITIES AND STOCKHOLDER’S EQUITY

LIABILITIES
Policyholders’ account balances	$8,598,146	$10,261,698
Future policy benefits and other policyholder liabilities	852,449	2,486,584
Payables to parent and affiliates	53,315	54,107
Cash collateral for loaned securities	412,790	269,461
Short-term borrowing	10,757	186,268
Long-term borrowing	175,000	179,547
Investment payable on open trades	69,713	5
Other liabilities	250,532	153,011
Separate account liabilities	29,531,859	24,259,992

TOTAL LIABILITIES	$39,954,561	$37,850,673

Commitments and Contingent Liabilities (See Note 3)

STOCKHOLDER’S EQUITY
Common stock, $100 par value; 25,000 shares, authorized, issued and outstanding	$2,500	$2,500
Additional paid-in capital	974,921	974,921
Retained earnings	593,487	729,100
Accumulated other comprehensive income (loss)	43,002	(5,946)

Total stockholder’s equity	$1,613,910	$1,700,575

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$41,568,471	$39,551,248

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation

Unaudited Interim Statements of Operations and Comprehensive Income

Three Months and Six Months Ended June 30, 2009 and 2008 (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
REVENUES

Premiums	$3,729	$4,310	$6,837	$11,537
Policy charges and fee income	76,504	186,078	182,687	357,502
Net investment income	130,693	56,677	276,881	101,857
Asset administration fees and other income	43,183	58,169	78,686	112,909
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(6,419)	(17,549)	(21,759)	(17,549)
Other-than-temporary impairments on fixed maturity securities transferred to Other Comprehensive Income	3,596	—	15,529	—
Other realized investment gains (losses), net	24,429	(46,077)	40,366	(47,284)

Total realized investment gains (losses), net	21,606	(63,626)	34,136	(64,833)

Total revenues	$275,715	$241,608	$579,227	$518,972

BENEFITS AND EXPENSES

Policyholders’ benefits	(44,016)	14,444	38,166	38,874
Interest credited to policyholders’ account balances	18,181	50,008	278,584	88,523
Amortization of deferred policy acquisition costs	(206,108)	45,701	312,663	79,276
General, administrative and other expenses	88,870	96,279	175,751	192,571

Total benefits and expenses	$(143,073)	$206,432	$805,164	$399,244

Income from operations before income taxes	$418,788	$35,176	$(225,937)	$119,728

Income tax (benefit) expense	169,907	(40)	(91,876)	8,454

NET INCOME	$248,881	$35,216	$(134,061)	$111,274

Change in net unrealized investment gains (losses), net of taxes (1)	29,184	(15,175)	57,654	(11,664)

COMPREHENSIVE INCOME	$278,065	$20,041	$(76,407)	$99,610

(1)

Amounts are net of tax benefits (expense) of $(16.0) million and $8.3 million for the three months ended June 30, 2009 and 2008, respectively; and $(31.6) and $6.4 million for the six months ended June 30, 2009 and 2008, respectively.

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation

Unaudited Interim Statement of Equity

Six Months Ended June 30, 2009 and 2008 (in thousands)

	Common Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total equity

Balance, December 31, 2008	$2,500	$974,921	$729,100	$(5,946)	$1,700,575
Net income (loss)	—	—	(134,061)	—	(134,061)
Impact of adoption of FSP FAS 115-2 & 124- 2, net of taxes	—	—	8,706	(8,706)	—
Distribution from/(to) parent	—	—	(10,258)	—	(10,258)
Other comprehensive income (loss), net of taxes	—	—	—	57,654	57,654

Balance, June 30, 2009	$2,500	$974,921	$593,487	$43,002	$1,613,910

	Common Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total equity

Balance, December 31, 2007	$2,500	$434,096	$709,142	$2,537	$1,148,275
Net income			111,274		111,274
Other comprehensive income, net of taxes				(11,664)	(11,664)

Balance, June 30, 2008	$2,500	$434,096	$820,416	$(9,127)	$1,247,885

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation

Unaudited Interim Statements of Cash Flows

Six Months Ended June 30, 2009 and 2008 (in thousands)

	Six months ended June 30, 2009	Six months ended June 30, 2008
CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES:
Net income (loss)	$(134,061)	$111,274
Adjustments to reconcile net income to net cash provided by operating activities:		—
Realized investment (gains) losses, net	(34,136)	64,833
Amortization and depreciation	(3,139)	12,252
Interest credited to policyholders’ account balances	233,190	80,958
Change in:
Policy reserves	(1,622,038)	110,611
Accrued investment income	(2,558)	(19,334)
Trading account assets	(8,097)	2,039
Net receivable (payable) to parent and affiliates	(38,773)	9,806
Deferred sales inducements	18,184	(104,846)
Deferred policy acquisition costs	88,871	(145,781)
Income taxes payable (receivable)	(78,888)	8,454
Reinsurance Recoverable	1,606,128	(103,112)
Other, net	(76,469)	(68,762)

Cash Flows (Used in) From Operating Activities	$(51,786)	$(41,608)

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Proceeds from the sale/maturity of:
Fixed maturities, available for sale	$5,099,594	$3,430,315
Equity securities, available for sale	11,588	6,020,637
Commercial mortgage and other loans	75,916	359
Trading account assets	4,595	—
Policy loans	44	591
Other long-term investments	326	409
Short-term investments	3,166,498	—
Payments for the purchase/origination of:
Fixed maturities, available for sale	(3,067,469)	(5,879,408)
Equity securities, available for sale	(17,500)	—
Commercial mortgage and other loans	(447)	(721)
Trading account assets	(22,656)	—
Policy loans	(207)	(1,163)
Other long-term investments	(542)	(7,487)
Short-term investments	(3,373,654)	(7,149,944)

Cash Flows from (Used in) Investing Activities	$1,876,086	$(3,586,412)

CASH FLOWS (USED IN) FROM FINANCING ACTIVITIES:
Decrease in future fees payable to PAI, net	$(691)	$(8,052)
Cash collateral for loaned securities	143,329	88,818
Repayments of debt (maturities longer than 90 days)	(4,547)	(30,000)
Net increase (decrease) in short-term borrowing	(175,511)	1,390
Drafts outstanding	49,611	2,114
Capital contribution from (to) Parent	(10,258)	—
Policyholders’ account balances
Deposits	2,102,145	4,984,416
Withdrawals	(3,902,614)	(1,410,680)

Cash Flows (Used in) From Financing Activities	$(1,798,536)	$3,628,006

Net increase (decrease) in cash and cash equivalents	25,764	(14)
Cash and cash equivalents, beginning of year	26,549	697

CASH AND CASH EQUIVALENTS, END OF PERIOD	$52,313	$683

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid (received)	$(13,015)	$—

Interest paid	$5,834	$18,991

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

1.	BUSINESS

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

The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and on a basis consistent with reporting interim financial information in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”). The Company has evaluated subsequent events through August 14, 2009, the date these financial statements were issued as part of this Quarterly Report on Form 10-Q.

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

The most significant estimates include those used in determining deferred policy acquisition costs and related amortization; valuation of business acquired and its amortization; valuation of investments including derivatives and the recognition of other-than-temporary impairments; future policy benefits including guarantees; pension and other postretirement benefits; provision for income taxes and valuation of deferred tax assets; reserves for contingent liabilities, including reserves for losses in connection with unresolved legal matters.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

3.	ACCOUNTING POLICIES AND ACCOUNTING PRONOUNCEMENTS

Investments in Debt and Equity Securities

Fixed maturities are comprised of bonds, notes and redeemable preferred stock. Fixed maturities classified as “available for sale” are carried at fair value. The amortized cost of fixed maturities is adjusted for amortization of premiums and accretion of discounts to maturity. Interest income, as well as the related amortization of premium and accretion of discount is included in “Net investment income” under the effective yield method. For mortgage-backed and asset-backed securities, the effective yield is based on estimated cash flows, including prepayment assumptions based on data from widely accepted third-party data sources or internal estimates. In addition to prepayment assumptions, cash flow estimates vary based on assumptions regarding the underlying collateral including default rates and changes in value. These assumptions can significantly impact income recognition and the amount of other-than-temporary impairments

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

3.	ACCOUNTING POLICIES AND ACCOUNTING PRONOUNCEMENTS (continued)

recognized in other comprehensive income. For high credit quality mortgage-backed and asset-backed securities (those rated AA or above), cash flows are provided quarterly, and the amortized cost and effective yield of the security are adjusted as necessary to reflect historical prepayment experience and changes in estimated future prepayments. The adjustments to amortized cost are recorded as a charge or credit to net investment income in accordance with the retrospective method. For asset-backed and mortgage-backed securities rated below AA, the effective yield is adjusted prospectively for any changes in estimated cash flows. See the discussion below on realized investment gains and losses for a description of the accounting for impairments as well as the impact of the Company’s adoption of Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” Unrealized gains and losses on fixed maturities classified as “available for sale,” net of tax, and the effect on deferred policy acquisition costs, valuation of business acquired, future policy benefits and policyholders’ dividends that would result from the realization of unrealized gains and losses, are included in “Accumulated other comprehensive income (loss).”

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

Realized investment gains (losses) are computed using the specific identification method. Realized investment gains and losses are generated from numerous sources, including the sale of fixed maturity securities, equity securities, investments in joint ventures and limited partnerships and other types of investments, as well as adjustments to the cost basis of investments for other than temporary impairments recognize in earnings. The Company’s available-for-sale securities with unrealized losses are reviewed quarterly to identify other-than-temporary impairments in value. In evaluating whether a decline in value is other-than-temporary, the Company considers several factors including, but not limited to the following: (1) the extent and the duration of the decline; (2) the reasons for the decline in value (credit event, currency or interest-rate related, including general credit spread widening); and (3) the financial condition of and near-term prospects of the issuer. With regard to available-for-sale equity securities, the Company also considers the ability and intent to hold the investment for a period of time to allow for a recovery of value. When it is determined that a decline in value of an equity security is other-than-temporary, the carrying value of the equity security is reduced to its fair value, with a corresponding charge to earnings.

In addition, in April 2009, the Financial FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” The Company early adopted this guidance on January 1, 2009. This guidance indicates that an other-than-temporary impairment must be recognized in earnings for a debt security in an unrealized loss position when an entity either (a) has the intent to sell the debt security or (b) more likely than not will be required to sell the debt security before its anticipated recovery. Prior to the adoption of this guidance the Company was required to record an other-than-temporary impairment for a debt security unless it could assert that it had both the intent and ability to hold the security for a period of time sufficient to allow for a recovery in its’ fair value to its amortized cost basis. For all debt securities in unrealized loss positions that do not meet either of these two criteria, FSP FAS 115-2 and FAS 124-2 requires that the Company analyze its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the debt security prior to impairment. The Company may use the estimated fair value of collateral as a proxy for the net present value if it believes that the security is dependent on the liquidation of collateral for recovery of its investment. If the net present value is less than the amortized cost of the investment, an other-than-temporary impairment is recorded.

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

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

3.	ACCOUNTING POLICIES AND ACCOUNTING PRONOUNCEMENTS (continued)

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

Derivatives are used to manage the characteristics of the Company’s asset/liability mix, manage the interest rate and currency characteristics of assets or liabilities. Additionally, derivatives may be used to seek to reduce exposure to interest rate and foreign currency risks associated with assets held or expected to be purchased or sold, and liabilities incurred or expected to be incurred.

Derivatives are recorded as assets, within “Other long-term investments,” in the Statement of Financial Position, except for embedded derivatives, which are recorded in the Statement of Financial Position with the associated host contract. The Company nets the fair value of all derivative financial instruments with counterparties for which a master netting arrangement has been executed pursuant to Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 39 and FASB Staff Position (“FSP”) No. 39-1. As discussed in detail below and in Note 8, all realized and unrealized changes in fair value of derivatives, with the exception of the effective portion of cash flow hedges, are recorded in current earnings. Cash flows from these derivatives are reported in the operating and investing activities sections in the Statements of Cash Flows.

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

To qualify for hedge accounting treatment, a derivative must be highly effective in mitigating the designated risk of the hedged item. Effectiveness of the hedge is formally assessed at inception and throughout the life of the hedging relationship. Even if a derivative qualifies for hedge accounting treatment, there may be an element of ineffectiveness of the hedge. Under such circumstances, the ineffective portion is recorded in “Realized investment gains (losses), net.”

The Company formally documents at inception all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives designated as fair value, cash flow, or foreign currency, hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. Hedges of a net investment in a foreign operation are linked to the specific foreign operation.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

3.	ACCOUNTING POLICIES AND ACCOUNTING PRONOUNCEMENTS (continued)

When a derivative is designated as a fair value hedge and is determined to be highly effective, changes in its fair value, along with changes in the fair value of the hedged asset or liability (including losses or gains on firm commitments), are reported on a net basis in the income statement, generally in “Realized investment gains (losses), net.” When swaps are used in hedge accounting relationships, periodic settlements are recorded in the same income statement line as the related settlements of the hedged items.

When a derivative is designated as a cash flow hedge and is determined to be highly effective, changes in its fair value are recorded in “Accumulated other comprehensive income (loss)” until earnings are affected by the variability of cash flows being hedged (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings). At that time, the related portion of deferred gains or losses on the derivative instrument is reclassified and reported in the income statement line item associated with the hedged item.

If it is determined that a derivative no longer qualifies as an effective fair value or cash flow hedge or management removes the hedge designation, the derivative will continue to be carried on the balance sheet at its fair value, with changes in fair value recognized currently in “Realized investment gains (losses), net.” The asset or liability under a fair value hedge will no longer be adjusted for changes in fair value and the existing basis adjustment is amortized to the income statement line associated with the asset or liability. The component of “Accumulated other comprehensive income (loss)” related to discontinued cash flow hedges is amortized to the income statement line associated with the hedged cash flows consistent with the earnings impact of the original hedged cash flows.

If a derivative does not qualify for hedge accounting, all changes in its fair value, including net receipts and payments, are included in “Realized investment gains (losses), net” without considering changes in the fair value of the economically associated assets or liabilities.

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

Income Taxes

The dividends received deduction (“DRD”), reduces the amount of dividend income subject to U.S. tax and is a significant component of the difference between the Company’s effective tax rate and the federal statutory tax rate of 35%. The DRD for the current period was estimated using information from 2008, current year results, and was adjusted to take into account the current year’s equity market performance. The actual current year DRD can vary from the estimate based on factors such as, but not limited to, changes in the amount of dividends received that are eligible for the DRD, changes in the amount of distributions received from mutual fund investments, changes in the account balances of variable life and annuity contracts, and the Company’s taxable income before the DRD.

In August 2007, the IRS, released Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the DRD related to variable life insurance and annuity contracts. In September 2007, the IRS released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspends Revenue Ruling 2007-54 and informs taxpayers that the U.S. Treasury Department and the IRS have indicated that they intend to address through new regulations the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts. On May 11, 2009, the Obama Administration released the “General Explanations of the Administration’s Revenue Proposals.” Although the Administration has not released proposed statutory language, one proposal would change the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through regulation or legislation, could increase actual tax expense and reduce the Company’s net income. These activities had no impact on the Company’s 2008 or 2009 results.

Accounting Pronouncements Adopted

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” This statement addresses the accounting for and disclosure of subsequent events not addressed in other applicable GAAP, including disclosure of the date through which subsequent events have been evaluated. This guidance is effective for interim or annual periods ending after June 15, 2009. The Company’s adoption of this guidance effective with the interim period ending June 30, 2009 did not have a material effect on the Company’s financial position or results of operations. The required disclosure of the date through which subsequent events have been evaluated is provided in Note 1.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

3.	ACCOUNTING POLICIES AND ACCOUNTING PRONOUNCEMENTS (continued)

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends the disclosure requirements. This FSP is effective for interim reporting periods ending after June 15, 2009. The Company adopted this guidance effective with the interim period ending June 30, 2009. The required disclosures are provided in Note 7.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP amends the other-than-temporary impairment guidance for debt securities and expands the presentation and disclosure requirements of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP also requires that the required annual disclosures be made for interim reporting periods. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this guidance on January 1, 2009, which resulted in a net after-tax increase to retained earnings and decrease to Accumulated other comprehensive income (loss) of $8.7 million, as of January 1, 2009. The disclosures required by this FSP are provided in Note 6. See “Realized investment gains (losses)” above for more information.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP amends FASB Statement No. 157, “Fair Value Measurements”, to provide guidance on (1) estimating the fair value of an asset or liability if there was a significant decrease in the volume and level of trading activity for these assets or liabilities, and (2) identifying transactions that are not orderly. Further, FSP 157-4 requires additional disclosures about fair value measurements in interim and annual periods and supersedes FSP FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active”. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The Company’s early adoption of this guidance effective January 1, 2009 did not have a material effect on the Company’s financial position or results of operations. The disclosures required by this FSP are provided in Note 7.

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

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

3.	ACCOUNTING POLICIES AND ACCOUNTING PRONOUNCEMENTS (continued)

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

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.” The FASB’s Codification was launched on July 1, 2009 as the source of authoritative U.S. GAAP to be applied by nongovernmental entities. The Codification is not intended to change U.S. GAAP but is a new structure which takes accounting pronouncements and organizes them by accounting topic. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. This statement will become effective for the Company beginning with the interim reporting period ending September 30, 2009 and will impact the way the Company references U.S. GAAP accounting standards in the financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” This statement amends the consolidation guidance for variable interest entities. It also makes certain changes to the disclosures required under FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities,” which the Company adopted effective December 31, 2008. This statement is effective for interim and annual reporting periods beginning after November 15, 2009. The Company will adopt this guidance effective January 1, 2010. The Company is currently assessing the impact of this statement on the Company’s financial position, results of operations and financial statement disclosures.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.” This statement changes the accounting for transfers of financial assets, and is effective for transfers of financial assets occurring in interim and annual reporting periods beginning after November 15, 2009. It removes the concept of a qualifying special-purpose entity (QSPE) from Statement No. 140 and removes the exception from applying FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” to qualifying special-purpose entities. It also defines “participating interest” to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale. Disclosure provisions will be applied to transfers that occurred both before and after January 1, 2010. The Company will adopt this guidance effective January 1, 2010. The Company is currently assessing the impact of this statement on the Company’s financial position, results of operations and financial statement disclosures.

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

During the third quarter of 2004, the Company identified a system-generated calculation error in its annuity contract administration system that existed prior to the Acquisition. This error related to the calculation of amounts due to customers for certain transactions subject to a market value adjustment upon the surrender or transfer of monies out of their annuity contract’s fixed allocation options. The error resulted in an underpayment to policyholders, as well as additional anticipated costs to the Company associated with remediation, breakage and other losses. The Company’s consultants have developed the systems functionality to compute remediation amounts and are in the process of running the computations on affected contracts. The Company contacted state insurance regulators and commenced Phase I of its outreach to customers on November 12, 2007. Phase II commenced on June 6, 2008. Phase III commenced December 5, 2008. Phase IV commenced June 12, 2009. Contracts requiring manual calculations will be remediated in smaller batches over the next few months through the 4th quarter. The Company has advised Skandia that a portion of the remediation and related administrative costs are subject to the indemnification provisions of the Acquisition Agreement.

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

It should be noted that the judgments, settlements and expenses associated with many of these lawsuits, administrative and regulatory matters, and contingencies, including certain claims described above, may, in whole or in part, after satisfaction of certain retention requirements, fall within Skandia’s indemnification obligations to Prudential Financial and its subsidiaries under the terms of the Acquisition Agreement. Those obligations of Skandia provide for indemnification of certain judgments, settlements, and costs and expenses associated with lawsuits and other claims against the Company, and apply only to matters, or groups of related matters, for which the costs and expenses exceed

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

The Company is charged for its share of employee benefits expenses. These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Some of these benefits are based on earnings and length of service. Other benefits are based on an account balance, which takes into consideration age, service and earnings during career. The Company’s share of net expense for the pension plans was $1.4 million and $1.5 million for the three months ended June 30, 2009 and 2008, respectively; and $2.7 million and $2.9 million for the six months ended June 30, 2009 and 2008, respectively.

Prudential Insurance sponsors voluntary savings plans for the Company’s employees (“401(k) plans”). The 401(k) plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The expense charged the Company for the matching contribution to the 401(k) plans was $0.8 million and $0.7 million for the three months ended June 30, 2009 and 2008, respectively; and $1.5 million and $1.4 million for the six months ended June 30, 2009 and 2008, respectively.

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

On May 1, 2004, the Company entered into a $500 million credit facility agreement with Prudential Funding, LLC. Effective July 3, 2007, the credit facility agreement was increased to $800 million. As of June 30, 2009 and December 31, 2008, $10.8 million and $186.3 million, respectively, was outstanding under this credit facility.

Reinsurance Agreements

During 2009, the Company entered into a new reinsurance agreement with an affiliate as part of its risk management and capital management strategies. Effective June 30, 2009, the Company entered into a coinsurance agreement with Pruco Reinsurance, Ltd. (“Pruco Re”) providing for the 100% reinsurance of its Highest Daily Lifetime Seven Plus (“HD7 Plus”) and Spousal Highest Daily Lifetime Seven Plus (“SHD7 Plus”) benefit features sold on certain of its annuities.

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

The Company reinsures 100% of the risk on its Lifetime 5 (“LT5”) feature sold on certain of its annuities through an automatic coinsurance agreement with Pruco Re. During 2007, the Company amended the reinsurance agreements it entered into in 2005 covering its LT5 feature.

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

Affiliated Asset Administration Fee Income

In accordance with an agreement with AST Investment Services, Inc., formerly known as American Skandia Investment Services, Inc, the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust, formerly known as American Skandia Trust. Income received from AST Investment Services, Inc. related to this agreement was $30.8 million and $47.4 million, for the three months ended June 30, 2009 and 2008, respectively; and $55.6 million and $92.7 million for the six months ended June 30, 2009 and 2008 respectively. These revenues are recorded as “Asset administration fees” in the Unaudited Interim Statements of Operations and Comprehensive Income.

Derivative Trades

In its ordinary course of business, the Company enters into over-the-counter (“OTC”) derivative contracts with an affiliate, Prudential Global Funding, LLC. For these OTC derivative contracts, Prudential Global Funding, LLC has a substantially equal and offsetting position with an external counterparty.

Purchase of fixed maturities from an affiliate

During 2009, the Company purchased fixed maturities securities from an affiliated company, Prudential Insurance. These securities were recorded at an amortized cost of $618.3 million and a fair value of $628.6 million. The net difference between historic amortized cost and the fair value was $10.3 million and was recorded as a capital distribution on the Company’s financial statements and cashflows.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

6.	INVESTMENTS

Fixed Maturities and Equity Securities

The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) as of the dates indicated:

	June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary impairments in AOCI (3)
	(in thousands)
Fixed maturities, available for sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$300,761	$854	$5,626	$295,989	$—
Obligations of U.S. states and their political subdivisions	67,716	4,209	—	71,925	—
Foreign government bonds	154,511	9,632	17	164,126	—
Corporate securities	5,052,949	278,360	54,254	5,277,055	(728)
Asset-backed securities (1)	269,261	14,768	26,496	257,533	(18,868)
Commercial mortgage-backed securities	926,199	2,246	85,386	843,059
Residential mortgage-backed securities (2)	1,162,814	60,214	125	1,222,903	(124)

Total fixed maturities, available for sale	$7,934,211	$370,283	$171,904	$8,132,590	$(19,720)

Equity securities, available for sale	$17,680	$874	$1,744	$16,811	$—

(1)	Includes credit tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(3)

Represents the amount of other-than-temporary impairment losses in “Accumulated other comprehensive income (loss),” or “AOCI,” which from January 1, 2009 were not included in earnings under FSP FAS 115-2 and FAS 124-2. Amount excludes $0.119 million of net unrealized gains (losses) on impaired securities relating to changes in the fair value of such securities subsequent to the impairment measurement date.

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Fixed maturities, available for sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$931,416	$29,907	$28,130	$933,193
Obligations of U.S. states and their political subdivisions	33,389	3,407	34	36,762
Foreign government bonds	36,730	357	1,797	35,290
Corporate securities	4,403,655	155,085	96,492	4,462,248
Asset-backed securities	229,212	318	22,212	207,318
Commercial mortgage-backed securities	937,129	482	167,173	770,438
Residential mortgage-backed securities	3,321,899	102,503	309	3,424,093

Total fixed maturities, available for sale	$9,893,430	$292,059	$316,147	$9,869,342

Equity securities, available for sale	$12,024	$111	$2,016	$10,119

The amortized cost and fair value of fixed maturities by contractual maturities at June 30, 2009 are as follows:

	Available for sale
	Amortized Cost	Fair value
	(in thousands)

Due in one year or less	$173,383	$176,468
Due after one year through five years	3,434,195	3,639,163
Due after five years through ten years	1,407,417	1,430,265
Due after ten years	560,942	563,200
Commercial mortgage backed securities	926,199	843,059
Residential mortgage-backed securities	1,162,814	1,222,901
Asset backed securities	269,261	257,534

Total	$7,934,211	$8,132,590

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

6.	INVESTMENTS (continued)

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Asset-backed, commercial mortgage-backed, and residential mortgage-backed securities are shown separately in the table above, as they are not due at a single maturity date.

The following table depicts the sources of fixed maturity proceeds and related gross investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

	Six Months Ended June 30,		Three Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Fixed maturities, available for sale:

Proceeds from sales	$4,805,802	$3,338,006	$3,192,876	$1,972,990
Proceeds from maturities/repayments	443,996	180,254	217,781	106,434
Gross investment gains from sales, prepayments and maturities	142,078	13,875	93,746	4,108
Gross investment losses from sales and maturities	(1,206)	(20,176)	(1,172)	(18,338)

Fixed maturity and equity security impairments:			—	—

Total writedowns for other-than-temporary impairment losses on fixed maturities	$(21,759)	$(17,549)	$(6,419)	$(17,549)
Portion of loss recognized in other comprehensive income (before taxes)	$15,529	$—	$3,596	$—

Net writedowns for other-than-temporary impairment losses on fixed maturities recognized in earnings	$(6,230)	$(17,549)	$(2,823)	$(17,549)

Writedowns for other-than-temporary impairment losses on equity securities	$(1,844)	$(397)	$(533)	$—

As discussed, a portion of certain other-than-temporary impairment, (“OTTI”) losses on fixed maturity securities are recognized in “Other comprehensive income (loss),” (“OCI”). The net amount recognized in earnings (“credit loss impairments”) represents the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. Any remaining difference between the fair value and amortized cost is recognized in OCI. The following tables set forth the amount of credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts.

Credit losses recognized in earnings on fixed maturity securities held by the Company for which a portion of the other- than-temporary impairment was recognized in OCI	Six Months Ended June 30, 2009
(in thousands)
Balance, December 31, 2008	$—
Credit losses remaining in retained earnings related to adoption of FSP FAS 115-2 and FAS 124-2	6,397
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(161)
Credit loss impairments previously recognized on securities impaired to fair value during the period (1)	—
Credit loss impairment recognized in the current period on securities not previously impaired	1,638
Additional credit loss impairments recognized in the current period on securities previously impaired	2,363
Increases due to the passage of time on previously recorded credit losses	263
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(55)

Balance, June 30, 2009	$10,445

(1)

Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

Credit losses recognized in earnings on fixed maturity securities held by the Company for which a portion of the other-than-temporary impairment was recognized in OCI	Three Months Ended June 30, 2009
(in thousands)
Balance, March 31, 2008	$9,749
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(161)
Credit loss impairments previously recognized on securities impaired to fair value during the period (1)	—
Credit loss impairment recognized in the current period on securities not previously impaired	544
Additional credit loss impairments recognized in the current period on securities previously impaired	50
Increases due to the passage of time on previously recorded credit losses	263
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	—

Balance, June 30, 2009	$10,445

(1)

Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

6.	INVESTMENTS (continued)

Other Trading Account Assets

The following table sets forth the composition of the Company’s other trading account assets as of the dates indicated:

	June 30, 2009		December 31, 2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)		(in thousands)
Short-term investments and cash equivalents	$—	$—	$50	$50

Fixed maturities:
Asset-backed securities	65,061	71,703	42,196	41,199

Total fixed maturities	$65,061	$71,703	$42,196	$41,199

Equity securities	10,096	8,969	12,418	10,173

Total other trading account assets	$75,157	$80,672	$54,664	$51,422

The net change in unrealized gains (losses) from other trading account assets still held at period end, recorded within “Asset administration fees and other income” was $5.7 million and $0.3 million during the three months ended June 30, 2009 and 2008, respectively, and $8.8 million and $(1.0) million during the six months ended June 30, 2009 and 2008, respectively.

Net Investment Income

Net investment income for the three months and six months ended June 30, 2009 and 2008 was from the following sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Fixed maturities, available for sale	$127,790	$55,344	$268,455	$92,786
Equity securities, available for sale	217	217	434	434
Trading account assets	970	91	1,867	199
Commercial mortgage and other loans	3,528	568	9,595	1,134
Policy loans	193	169	315	313
Short-term investments and cash equivalents	748	2,014	1,904	9,974
Other long-term investments	57	8	85	(19)

Gross investment income	133,503	58,411	282,655	104,821
Less investment expenses	(2,810)	(1,734)	(5,774)	(2,964)

Net investment income	$130,693	$56,677	$276,881	$101,857

Realized Investment Gains (Losses), Net

Realized investment gains (losses), net, for the three months and six months ended June 30, 2009 and 2008 were from the following sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Other-than-temporary impairment losses on fixed maturities	$(6,419)	$(17,549)	$(21,759)	$(17,549)
Portion of loss recognized in other comprehensive income (before taxes)	3,596	—	15,529	—

Net other-than-temporary impairment losses on fixed maturities recognized in earnings	(2,823)	(17,549)	(6,230)	(17,549)
Fixed maturities – all other	92,574	(14,230)	140,873	(6,302)

Fixed maturities, net	89,751	(31,779)	134,643	(23,851)
Equity securities	1,054	—	(257)	(397)
Commercial mortgage and other loans	(2,657)	—	(6,812)	50
Derivatives	(66,606)	(31,847)	(93,557)	(40,635)
Other	64	—	119	—

Realized investment gains (losses), net	$21,606	$(63,626)	$34,136	$(64,833)

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

6.	INVESTMENTS (continued)

Net Unrealized Investment Gains (Losses)

Net unrealized investment gains and losses on securities classified as “available for sale” and certain other long-term investments and other assets are included in the Statements of Financial Position as a component of “Accumulated other comprehensive income (loss),” or “AOCI.” Changes in these amounts include reclassification adjustments to exclude from OCI those items that are included as part of “Net income” for a period that had been part of “Other comprehensive income (loss)” in earlier periods. The amounts for the periods indicated below, split between amounts related to fixed maturity securities on which an OTTI loss has been recognized, and all other net unrealized investment gains and losses, are as follows:

Net Unrealized Investment Gains and Losses on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs and Valuation of Business Acquired	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2008	$—	$—	$—	$—
Cumulative impact of the adoption of FSP FAS115-2 and FAS124-2	(18,191)	510	6,259	(11,422)
Net investment gains (losses) on investments arising during the period	(112)	—	40	(72)
Reclassification adjustment for OTTI losses included in net income (1)	2,836	—	(1,005)	1,831
Reclassification adjustment for OTTI losses excluded from net income (2)	(4,372)	—	1,548	(2,824)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and valuation of business acquired	—	13,350	(4,726)	8,624
Impact of net unrealized investment (gains) losses on future policy benefits	—		—	—
Impact of net unrealized investment (gains) losses on policyholders’ dividends	—		—	—

Balance, June 30, 2009	$(19,839)	$13,860	$2,116	$(3,863)

(1)	OTTI losses are included in net income upon sale or maturity of the security, if the Company intends to sell the security, or if more likely that not the Company will be required to sell the security.
(2)	Transfers in related to the portion of OTTI losses recognized during the period that were not recognized in earnings.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

6.	INVESTMENTS (continued)

All Other Net Unrealized Investment Gains and Losses in AOCI

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs and Valuation of Business Acquired	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)

Balance, December 31, 2008	$(25,993)	$16,789	$3,258	$(5,946)
Cumulative impact of the adoption of FSP FAS115-2 and FAS124-2	4,312	(109)	(1,488)	2,715
Net investment gains (losses) on investments arising during the period	375,680	—	(132,991)	242,689
Reclassification adjustment for (gains) losses included in net income	(137,223)	—	48,575	(88,648)
Reclassification adjustment for OTTI losses excluded from net income (2)	4,372	—	(1,548)	2,824
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and valuation of business acquired	—	(165,279)	58,509	(106,770)
Impact of net unrealized investment (gains) losses on future policy benefits	—	—	—	—
Impact of net unrealized investment (gains) losses on policyholders’ dividends	—	—	—	—

Balance, June 30, 2009	$221,148	$(148,599)	$(25,685)	$46,864

(1)	Transfers out related to the portion of OTTI losses recognized during the period that were not recognized in earnings.

The table below presents net unrealized gains (losses) on investments by asset class as of the dates indicated:

	June 30, 2009	December 31, 2008
	(in thousands)
Fixed maturity securities on which an OTTI loss has been recognized	$(19,839)	$—
Fixed maturity securities, available for sale – all other	218,219	(24,088)
Equity securities, available for sale	(869)	(1,905)
Other Investments	3,798	—

All other net unrealized gains (losses) on investments	$201,309	$(25,993)

Duration of Gross Unrealized Loss Positions for Fixed Maturities and Equity Securities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities and equity securities have been in a continuous unrealized loss position, as of the dates indicated:

	June 30, 2009
	Less than twelve months (1)		Twelve months or more (1)		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Fixed maturities
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$275,016	$5,626	$—	$—	$275,016	$5,626
Foreign government bonds	1,023	17	—	—	1,023	17
Corporate securities	686,830	28,175	461,200	26,079	1,148,030	54,254
Commercial mortgage-backed securities	335,779	32,507	402,935	52,879	738,713	85,386
Asset-backed securities	32,249	23,571	14,790	2,925	47,039	26,496
Residential mortgage-backed securities	670	125	—	—	670	125

Total	$1,331,567	$90,021	$878,925	$81,883	$2,210,491	$171,904

Equity securities, available for sale	$9,215	$1,288	$873	$456	$10,088	$1,744

(1)	The month count for aging of unrealized losses was reset back to historical unrealized loss month counts for securities impacted by the adoption of FSP FAS 115-2 and FAS 124-2.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

6.	INVESTMENTS (continued)

	December 31, 2008
	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Fixed maturities
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$18,957	$13	$—	$—	$18,957	$13
Obligations of U.S. states and their political subdivisions	1,573	34	—	—	1,573	34
Foreign government bonds	22,200	1,797	—	—	22,200	1,797
Corporate securities	1,835,328	108,372	71,771	16,238	1,907,099	124,610
Commercial mortgage-backed securities	646,878	139,941	116,685	27,232	763,563	167,173
Asset-backed securities	178,309	17,908	17,646	4,304	195,955	22,212
Residential mortgage-backed securities	616	308	—	—	616	308

Total	$2,703,861	$268,373	$206,102	$47,774	$2,909,963	$316,147

Equity securities, available for sale	$4,393	$1,277	$3,495	$740	$7,888	$2,016

As of June 30, 2009 and December 31, 2008, unrealized gains (losses) on fixed maturities and equity securities were comprised of $173.6 million and $318.2 million of gross unrealized losses and $371.2 million and $292.2 million of gross unrealized gains. Gross unrealized losses includes $82.3 million of gross losses that have been in such a position for twelve months or greater. In accordance with its policy described in Note 2, the Company concluded that an adjustment to earnings for other-than-temporary impairments for these securities was not warranted at June 30, 2009 or December 31, 2008. The gross unrealized losses are primarily attributable to credit spread widening and increased liquidity discounts. At June 30, 2009, the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before the anticipated recovery of their remaining amortized cost basis.

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

Prices from pricing services are sourced from multiple vendors, and a vendor hierarchy is maintained by asset type based on historical pricing experience and vendor expertise. The Company generally receives prices from multiple pricing services for each security, but ultimately uses the price from the pricing service highest in the vendor hierarchy based on the respective asset type. In order to validate reasonability, prices are reviewed by internal asset managers through comparison with directly observed recent market trades and internal estimates of current fair value, developed using market observable inputs and economic indicators.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

7.	FAIR VALUE OF ASSETS AND LIABILITIES (continued)

The fair value of private fixed maturities are primarily determined using a discounted cash flow model. In certain cases these models primarily use observable inputs with a discount rate based upon the average of spread surveys collected from private market intermediaries who are active in both primary and secondary transactions, taking into account, among other factors, the credit quality and industry sector of the issuer and the reduced liquidity associated with private placements. Private fixed maturities also include debt investments in funds that, in addition to a stated coupon, pay a return based upon the results of the underlying portfolios. The fair values of these securities are determined by reference to the funds’ net asset value (“NAV”). Any restrictions on the ability to redeem interests in these funds at NAV are considered to have a de minimis effect on the fair value.

The majority of the Company’s derivative positions is traded in the OTC derivative market and is classified within Level 2 in the fair value hierarchy. OTC derivatives classified within Level 2 are valued using models generally accepted in the financial services industry that use actively quoted or observable market input values from external market data providers, non-binding broker-dealer quotations, third-party pricing vendors and/or recent trading activity. The fair values of most OTC derivatives, including interest rate swaps, cross currency swaps and single name credit default swaps are determined using discounted cash flow models. These models’ key assumptions include the contractual terms of the respective contract, along with significant observable inputs, including interest rates, currency rates, credit spreads, yield curves, index dividend yields and nonperformance risk. Substantially all of the Company’s OTC derivative contracts are transacted with an affiliate. In instances where the Company transacts with unaffiliated counterparties derivative agreements are with highly rated major international financial institutions. Consistent with the practice of major international financial institutions, the Company uses the credit spread embedded in the London Interbank Offered Rate (“LIBOR”) interest rate curve to reflect nonperformance risk when determining the fair value of derivative assets and liabilities. The Company believes this credit spread is an appropriate estimate of the nonperformance risk for derivative related assets and liabilities between highly rated institutions after consideration of the impacts of the collateral posting process. Most OTC derivative contracts have bid and ask prices that are actively quoted or can be readily obtained from external market data providers. The Company’s policy is to use mid-market pricing in determining its best estimate of fair value.

Level 3 – Fair value is based on at least one or more significant unobservable inputs for the asset or liability. These inputs reflect our assumptions about the assumptions market participants would use in pricing the asset or liability. Our Level 3 assets and liabilities primarily include: certain private fixed maturities and equity securities, certain manually priced public equity securities and fixed maturities, certain highly structured over-the-counter derivative contracts and embedded derivatives resulting from certain products with guaranteed benefits. In circumstances where vendor pricing is not available, internally developed valuations or non-binding broker quotes are used to determine fair value. Non-binding broker quotes are reviewed for reasonableness based on our understanding of the market. These estimates may use significant unobservable inputs, which reflect the Company’s own assumptions about the inputs market participants would use in pricing the asset. Circumstances where observable market data are not available may include events such as market illiquidity and credit events related to the security. Under certain conditions, based on its observations of transactions in active markets, we may conclude the prices received from independent third party pricing services or brokers are not reasonable or reflective of market activity. In those instances, we may choose to over-ride the third-party pricing information or quotes received and apply internally developed values to the related assets or liabilities. In such cases, the valuations are generally classified as Level 3. As of June 30, 2009 and December 31, 2008 over-rides on a net basis were not material.

For certain private fixed maturities, the discounted cash flow model may also incorporate significant unobservable inputs, which reflect the Company’s own assumptions about the inputs market participants would use in pricing the asset. Certain public fixed maturities and private fixed maturities priced internally are based on observable and unobservable inputs. Significant unobservable inputs used include: issue specific credit adjustments, material non-public financial information, management judgment, estimation of future earnings and cashflows, default rate assumptions, liquidity assumptions and non-binding quotes from market makers. These inputs are usually considered unobservable, as not all market participants will have access to this data.

The fair values of the GMAB, GMWB and GMIWB liabilities are calculated as the present value of future expected benefit payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The determination of these risk premiums requires the use of management judgment. Under FAS No.157, the Company is also required to incorporate the Company’s own risk of non-performance in the valuation of the embedded derivatives associated with the Company’s optional living benefit features. Since insurance liabilities are senior to debt, the Company believes that reflecting the claims-paying ratings of the Company in the valuation of the liability appropriately takes into consideration the Company’s own risk of non-performance. Historically, the expected cash flows were discounted using forward LIBOR interest rates, which were commonly viewed as being consistent with AA quality claims-paying ratings. However, in light of first quarter of 2009 developments, including rating agency downgrades to the claims-paying ratings of the Company, the Company determined that forward LIBOR interest rates were no longer

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

7.	FAIR VALUE OF ASSETS AND LIABILITIES (continued)

indicative of the Company’s claims-paying ability. As a result, beginning in the first quarter of 2009, to reflect the market’s perception of its non-performance risk, the Company incorporated an additional spread over LIBOR into the discount rate used in the valuations of the embedded derivatives associated with our optional living benefit features, thereby increasing the discount rate and reducing the fair value of the embedded derivative liabilities. The additional spread over LIBOR is determined taking into consideration publicly available information relating to the claims-paying ability of the Company, as indicated by the credit spreads associated with funding agreements issued by the Company. The Company adjusts these credit spreads to remove any liquidity risk premium. The additional spread over LIBOR incorporated into the discount rate as of June 30, 2009 generally ranged from 100 to 200 basis points for the portion of the interest rate curve most relevant to these liabilities.

Other significant inputs to the valuation models for the embedded derivatives associated with the optional living benefit features of the Company’s variable annuity products include capital market assumptions, such as interest rate and implied volatility assumptions, as well as various policyholder behavior assumptions that are actuarially determined, including lapse rates, benefit utilization rates, mortality rates and withdrawal rates. These assumptions are reviewed at least annually, and updated based upon historical experience and give consideration to any observable market data, including market transactions such as acquisitions and reinsurance transactions. In the first quarter of 2009 the Company updated the volatility assumptions to reflect both the implied volatility of over-the-counter equity options and an index based on historical volatilities.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis, as of June 30, 2009.

	Level 1	Level 2	Level 3	Total
	(in thousands)
Fixed maturities, available for sale:
Corporate Securities	$—	$5,210,480	$66,575	$5,277,055
Foreign government securities	—	162,982	1,144	164,126
Asset-backed securities	—	234,109	23,424	257,533
Residential mortgage-backed securities	—	1,222,903	—	1,222,903
Commercial mortgage-backed securities	—	843,059	—	843,059
U.S. government securities	—	295,989	—	295,989
State and municipal securities	—	71,925	—	71,925

Sub-total	$—	$8,041,447	$91,143	$8,132,590

Trading account assets:
Corporate securities	—	71,703	—	71,703
All other activity	8,969	—	—	8,969

Sub-total	$8,969	$71,703	$—	$80,672

Equity securities, available for sale	15,674	1,137	—	16,811
Other long-term investments	—	(11,903)	(836)	(12,739)
Short term investments	436,294	24,990	—	461,284
Reinsurance recoverable	—	—	503,999	503,999
Other Assets		36,055	—	36,055

Sub-total excluding separate account assets	$460,937	$8,163,429	$594,306	$9,218,672

Separate account assets (1)	18,205,642	11,275,750	50,467	29,531,859

Total assets	$18,666,579	$19,439,179	$644,773	$38,750,531

Future policy benefits	—	—	492,998	492,998

Total liabilities	$—	$—	$492,998	$492,998

(1)

Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Statements of Financial Position.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

7.	FAIR VALUE OF ASSETS AND LIABILITIES (continued)

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis, as of December 31, 2008.

	Level 1	Level 2	Level 3	Total
	(in thousands)
Fixed maturities, available for sale	$—	$9,778,618	$90,724	$9,869,342
Trading account assets	10,223	41,199	—	51,422
Equity securities, available for sale	9,219	900	—	10,119
Other long-term investments	—	36,852	(1,496)	35,356
Short term investments	254,046	—	—	254,046
Reinsurance recoverable	—	—	2,110,146	2,110,146

Sub-total excluding separate account assets	$273,488	$9,857,569	$2,199,374	$12,330,431

Separate account assets (1)	13,884,682	10,375,310	—	24,259,992

Total assets	$14,158,170	$20,232,879	$2,199,374	$36,590,423

Future policy benefits	—	—	$2,111,242	$2,111,242

Total liabilities	$—	$—	$2,111,242	$2,111,242

(1)

Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Statements of Financial Position.

The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the three and six months ended June 30, 2009, as well as the portion of gains or losses included in income for the three and six months ended June 30, 2009 attributable to unrealized gains or losses related to those assets and liabilities still held at June 30, 2009.

	Three Months Ended June 30, 2009
	Fixed Maturities, Available For Sale – Foreign Government Bonds	Fixed Maturities, Available For Sale – Corporate Securities	Fixed Maturities, Available For Sale – Asset- Backed Securities	Other Long- Term Investments	Reinsurance Recoverable
	(in thousands)
Fair value, beginning of period	$995	$60,788	$21,772	$(1,769)	$1,168,198
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net:
Other-than temporary impairments on fixed maturity securities transferred to Other Comprehensive Income	—	(10)	—	—	—
Other realized investment gains (losses), net	—	—	—	933	(684,187)

Total realized investment gains (losses), net	—	(10)	—	933	(684,187)
Included in other comprehensive income (loss)	149	438	1,666	—	—
Net investment income	—	900	(14)	—	—
Purchases, sales, issuances, and settlements	—	—	—	—	19,988
Transfers into (out of) Level 3 (1)	—	4,459	—	—	—

Fair value, end of period	$1,144	$66,575	$23,424	$(836)	$503,999

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net:
Other-than temporary impairments on fixed maturity securities transferred to Other Comprehensive Income	—	—	—	—	—
Other realized investment gains (losses), net	—	—	—	934	(638,223)

Total realized investment gains (losses), net	$—	$—	$—	$934	$(638,223)
Included in other comprehensive income (loss)	$149	$438	$1,666	$—	$—

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

7.	FAIR VALUE OF ASSETS AND LIABILITIES (continued)

	Three Months Ended June 30, 2009
	Future Policy Benefits	Separate Account Assets(3)
	(in thousands)
Fair value, beginning of period	$(1,165,772)	$55,477
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net:
Other-than temporary impairments on fixed maturity securities transferred to Other Comprehensive Income	—	—
Other realized investment gains (losses), net	693,029	—

Total realized investment gains (losses), net	693,029	—
Included in other comprehensive income (loss)	—	—
Interest Credited to Policyholder Account Balances (SA Only)	—	(3,279)
Purchases, sales, issuances, and settlements	(20,255)	(1,731)
Transfers into (out of) Level 3 (1)	—	—

Fair value, end of period	$(492,998)	$50,467

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net:
Other-than temporary impairments on fixed maturity securities transferred to Other Comprehensive Income	—	—
Other realized investment gains (losses), net	641,209	—

Total realized investment gains (losses), net	$641,209	$—
Interest credited to policyholder account	$—	$(3,279)
Included in other comprehensive income (loss)	$—	$—

(1)	Transfers into or out of level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(2)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(3)

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

Transfers – Transfers into level 3 for Fixed Maturities Available for Sale – Corporate securities for the three months ended June 30, 2009 was primarily due to use of unobservable inputs within valuation methodologies when previously, a discounted cash flow model with observable inputs was utilized.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

7.	FAIR VALUE OF ASSETS AND LIABILITIES (continued)

	Six Months Ended June 30, 2009
	Fixed Maturities, Available For Sale – Foreign Government Bonds	Fixed Maturities, Available For Sale – Corporate Securities	Fixed Maturities, Available For Sale – Asset- Backed Securities	Other Long- Term Investments	Reinsurance Recoverable
	(in thousands)
Fair value, beginning of period	$977	$68,559	$21,188	$(1,496)	$2,110,146
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	—	(48)	—	—	—
Other-than temporary impairments on fixed maturity securities transferred to Other Comprehensive Income	—	(385)	—	—	—
Other realized investment gains (losses), net	—	—	—	660	(1,641,358)

Total realized investment gains (losses), net	—	(433)	—	660	(1,641,358)
Included in other comprehensive income (loss)	168	(7,794)	2,264	—	—
Net investment income	(1)	1,784	(28)	—	—
Purchases, sales, issuances, and settlements	—	—	—	—	35,211
Transfers into (out of) Level 3 (1)	—	4,459	—	—	—

Fair value, end of period	$1,144	$66,575	$23,424	$(836)	$503,999

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	—	(48)	—	—	—
Other-than temporary impairments on fixed maturity securities transferred to Other Comprehensive Income	—	(385)	—	—	—
Other realized investment gains (losses), net	—	—	—	660	(1,602,771)

Total realized investment gains (losses), net	$—	$(433)	$—	$660	$(1,602,771)
Asset management fees and other income	$—	$—	$—	$—	$—
Included in other comprehensive income (loss)	$168	$(7,794)	$2,264	$—	$—

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

7.	FAIR VALUE OF ASSETS AND LIABILITIES (continued)

	Six Months Ended June 30, 2009
	Future Policy Benefits	Separate Account Assets(3)
	(in thousands)
Fair value, beginning of period	$(2,111,242)	$—
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	—	—
Other-than temporary impairments on fixed maturity securities transferred to Other Comprehensive Income	—	—
Other realized investment gains (losses), net	1,654,021	—

Total realized investment gains (losses), net	1,654,021	—
Interest Credited to Policyholder Account Balances (SA Only)	—	(3,279)
Purchases, sales, issuances, and settlements	(35,777)	53,746
Transfers into (out of) Level 3 (2)	—	—

Fair value, end of period	$(492,998)	$50,467

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	—	—
Other-than temporary impairments on fixed maturity securities transferred to Other Comprehensive Income	—	—
Other realized investment gains (losses), net	1,614,269	—

Total realized investment gains (losses), net	$1,614,269	$—
Interest credited to policyholder account	$—	$(3,279)
Included in other comprehensive income (loss)	$—	$—

(1)	Transfers into or out of level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(2)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(3)

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

Transfers – Transfers into level 3 for Fixed Maturities Available for Sale – Corporate securities for the six months ended June 30, 2009 was primarily due to use of unobservable inputs within valuation methodologies when previously, a discounted cash flow model with observable inputs was utilized.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

7.	FAIR VALUE OF ASSETS AND LIABILITIES (continued)

The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the three and six months ended June 30, 2008, as well as the portion of gains or losses included in income for the three and six months ended June 30, 2008 attributable to unrealized gains or losses related to those assets and liabilities still held at June 30, 2008.

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

Transfers – Transfers out of Level 3 for Fixed Maturities Available for Sale totaled $18.0 million at three months ended June 30, 2008, and $6.0 million at six months ended June 30, 2008. This activity was a result of pricing service information that the Company was able to validate in the second quarter of 2008 but was not available in the first quarter of 2008.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

7.	FAIR VALUE OF ASSETS AND LIABILITIES (continued)

Fair Value of Financial Instruments – Under SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” the Company is required to disclose the fair value of certain financial instruments. For the following financial instruments the carrying amount equals or approximates fair value: fixed maturities classified as available for sale, trading account assets, equity securities, short-term investments, cash and cash equivalents, separate account assets and long-term and short-term borrowing.

The following table discloses the Company’s financial instruments where the carrying amounts and fair values may differ:

	June 30, 2009
	Carrying value	Fair Value
	(in thousands)
Commercial Mortgage and other Loans	$289,473	$284,599
Policy loans	$13,280	$15,664
Investment Contracts - Policyholders’ Account Balances & Separate Account Liabilities	$56,696	$54,696

The fair values presented above for those financial instruments where the carrying amounts and fair values may differ have been determined by using available market information and by applying market valuation methodologies, as described in more detail below.

Commercial mortgage and other loans

The fair value of commercial mortgage and other loans is primarily based upon the present value of the expected future cash flows discounted at the appropriate U.S. Treasury rate adjusted for the current market spread for similar quality loans.

Policy Loans

The fair value of U.S. insurance policy loans is calculated using a discounted cash flow model based upon current U.S. Treasury rates and historical loan repayment patterns.

Investment Contracts – Policyholders’ Account Balances & Separate Account Liabilities

Only the portion of policyholders’ account balances and separate account liabilities related to products that are investment contracts (those without significant mortality or morbidity risk) are reflected in the table above. For payout annuities and other similar contracts without life contingencies, fair values are derived using discounted projected cash flows based on interest rates that are representative of the Company’s claims paying ratings, and hence reflects the Company’s own nonperformance risk.

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

The Company sells variable annuity products, which contain embedded derivatives. The Company has entered into reinsurance agreements to transfer the risk related to the embedded derivatives to affiliates. These embedded derivatives are marked to market through “Realized investment gains (losses), net” based on the change in value of the underlying contractual guarantees, which are determined using valuation models. In the affiliates, the Company maintains a portfolio of derivative instruments that is intended to economically hedge the risks related to the above products’ features. The derivatives may include, but are not limited to equity options, total return swaps, interest rate swap options, caps, floors, and other instruments. Also, some variable annuity products feature an automatic rebalancing element to minimize risks inherent in the Company’s guarantees which reduces the need for hedges. In addition to the hedging of guaranteed risks by Pruco Re, the Company started hedging the risk associated with the guaranteed minimum death benefits feature and employs similar types of hedging instruments as described above.

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

	June 30, 2009			December 31, 2008
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Assets	Liabilities		Assets	Liabilities
	(in thousands)
Qualifying Hedge Relationships
Interest Rate	$—	$—	$—	$—	$—	$—
Currency	—	—	—	—	—	—
Currency/Interest Rate	5,058	—	(60)	—	—	—

Total Qualifying Hedge Relationships	$5,058	$—	$(60)	$—	$—	$—

Non-qualifying Hedge Relationships
Interest Rate	$774,830	$23,071	$(37,373)	$1,034,800	$49,529	$(3,444)
Currency	—	—	—	1,500	—	(77)
Credit	365,350	2,041	(4,333)	330,500	106	(10,757)
Currency/Interest Rate	87,630	2,910	(13,808)	—	—	—
Equity	150,000	14,812	—	—	—	—

Total Non-qualifying Hedge Relationships	$1,377,810	$42,834	$(55,514)	$1,366,800	$49,635	$(14,278)

Total Derivatives(1)	$1,382,868	$42,834	$(55,574)	$1,366,800	$49,635	$(14,278)

(1)

Excludes embedded derivatives which contain multiple underlyings. The fair value of these embedded derivatives was a liability of $498 million as of June 30, 2009 and a liability of $2,116 million as of December 31, 2008, included in “Future policy benefits” and “Fixed maturities available for sale.”

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

8.	DERIVATIVE INSTRUMENTS (continued)

Cash Flow Hedges

The Company uses currency swaps in its cash flow hedge accounting relationships. This instrument is only designated for hedge accounting in instances where the appropriate criteria are met. The Company does not use futures, options, credit, and equity or embedded derivatives in any of its cash flow hedge accounting relationships.

The following table provides the financial statement classification and impact of derivatives used in qualifying and non-qualifying hedge relationships, excluding the offset of the hedged item in an effective hedge relationship:

Six Months ended June 30, 2009
(in thousands)

Qualifying
Cash Flow Hedges
Currency /Interest Rate	$4
Net Investment Income	—
Other Income	(1)
Accumulated Other Comprehensive Income(1)	(63)

$(60)

Non- qualifying hedges
Realized investment gains (losses), net
Interest Rate	$(104,150)
Currency/Interest Rate	2,387
Credit	8,316
Equity	(509)
Embedded Derivatives (Interest/Equity/Credit)	399

Total non-qualifying hedges	$(93,557)

Total Derivative Impact	$(93,617)

(1)	Amounts deferred in Equity

Three Months ended June 30, 2009
(in thousands)

Qualifying
Cash Flow Hedges
Currency /Interest Rate	$4
Net Investment Income	—
Other Income	(1)
Accumulated Other Comprehensive Income(1)	(63)

$(60)

Non- qualifying hedges
Realized investment gains (losses), net
Interest Rate	$(76,764)
Currency/Interest Rate	2,361
Credit	4,343
Equity	(509)
Embedded Derivatives (Interest/Equity/Credit)	3,963

Total non-qualifying hedges	$(66,606)

Total Derivative Impact	$(66,665)

(1)	Amounts deferred in Equity

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

8.	DERIVATIVE INSTRUMENTS (continued)

For the period ending June 30, 2009, the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations and there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by SFAS No. 133.

Presented below is a roll forward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in thousands)
Balance, December 31, 2008	$0
Net deferred gains on cash flow hedges from January 1 to June 30, 2009	4
Amount reclassified into current period earnings	(67)

Balance, June 30, 2009	$(63)

As of June 30, 2009, the Company does not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 7 years. Income amounts deferred in “Accumulated other comprehensive income (loss)” as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” in the Statements of Equity.

Credit Derivatives Written

The following tables set forth our exposure from credit derivatives where we have written credit protection excluding embedded derivatives contained in externally-managed investments in European markets, by NAIC rating of the underlying credits as of the dates indicated.

		June 30, 2009
		Single Name		First To Default Basket		Total
NAIC Designation (1)	Rating Agency Equivalent	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
		(in thousands)

1	Aaa, Aa, A	$295,000	$495	$1,000	$(76)	$296,000	$419
2	Baa	25,000	141	—	—	25,000	141

	Subtotal Investment Grade	$320,000	$636	$1,000	$(76)	$321,000	$560

3	Ba	$—	$—	$9,500	$(760)	$9,500	$(760)

	Subtotal Below Investment Grade	$—	$—	$9,500	$(760)	$9,500	$(760)

Total		$320,000	$636	$10,500	$(836)	$330,500	$(200)

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

The following table sets forth the composition of our credit derivatives where we have written credit protection excluding credit protection written on our own credit and embedded derivatives contained in externally-managed investments in European markets, by industry category as of the dates indicated.

	June 30, 2009		December 31, 2008
Industry	Notional	Fair Value	Notional	Fair Value
	(in thousands)
Corporate Securities:
Manufacturing	$40,000	$40	$40,000	$(1,179)
Services	20,000	132	20,000	(10)
Energy	20,000	224	20,000	(754)
Transportation	30,000	174	30,000	(944)
Retail and Wholesale	20,000	153	20,000	(351)
Other	190,000	(87)	190,000	(5,917)
First to Default Baskets(1)	10,500	(836)	10,500	(1,496)

Total Credit Derivatives	$330,500	$(200)	$330,500	$(10,651)

(1)	Credit default baskets may include various industry categories.

The Company writes credit derivatives under which the Company is obligated to pay the counterparty the referenced amount of the contract and receive in return the defaulted security or similar security. The Company’s maximum amount at risk under these credit derivatives, assuming the value of the underlying referenced securities become worthless, is $330.5 million notional of credit default swap (“CDS”) selling protection at June 30, 2009. These credit derivatives generally have maturities of five years or less.

The Company holds certain externally-managed investments in the European market which contain embedded derivatives whose fair value are primarily driven by changes in credit spreads. These investments are medium term notes that are collateralized by investment portfolios primarily consisting of investment grade European fixed income securities, including corporate bonds and asset-backed securities, and derivatives, as well as varying degrees of leverage. The notes have a stated coupon and provide a return based on the performance of the underlying portfolios and the level of leverage. The Company invests in these notes to earn a coupon through maturity, consistent with its investment purpose for other debt securities. The notes are accounted for under U.S. GAAP as available for sale fixed maturity securities with bifurcated embedded derivatives (total return swaps). Changes in the value of the fixed maturity securities are reported in Stockholders’ Equity under the heading “Accumulated Other Comprehensive Income” and changes in the market value of the embedded total return swaps are included in current period earnings in “Realized investment gains (losses), net.” The Company’s maximum exposure to loss from these interests was $5.5 million and $5.2 million at June 30, 2009 and December 31, 2008, respectively.

In addition to selling credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of June 30, 2009 the Company had $35.0 million of outstanding notional amounts, reported at fair value as an asset of $2.0 million.

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

The vast majority of the Company’s OTC derivative agreements are with highly rated major international financial institutions. Consistent with the practice of major international financial institutions, the Company utilizes the credit spread embedded in the LIBOR curve to reflect non-performance risk when determining the fair value of OTC derivative assets and liabilities after consideration of the impacts of the collateral posting process discussed above. This credit spread captures the non-performance risk of the Company’s OTC derivative related assets and liabilities.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Prudential Annuities Life Assurance Corporation meets the conditions set forth in General Instruction H(1)(a) and (b) on Form 10-Q and is therefore filing this form with the reduced disclosure format.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Prudential Annuities Life Assurance Corporation (“PALAC” or the “Company”), formerly known as American Skandia Life Assurance Corporation, as of June 30, 2009 compared with December 31, 2008 and its results of operations for the three month and six month periods ended June 30, 2009 and 2008. You should read the following analysis of our financial condition and results of operations in conjunction with the “Risk Factors” section, the MD&A and the audited Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as well as the “Risk Factors” section, the statements under “Forward Looking Statements”, and the Interim Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Variable annuity account values with living benefit features were $26.9 billion and $24.4 billion as of June 30, 2009 and 2008, respectively. For risk management purposes, in addition to reinsurance of living benefit features to Pruco Reinsurance, Ltd. (“Pruco Re”) and the Prudential Insurance Company of America (“Prudential Insurance”), we segregate our variable annuity living benefit features into four broad product groupings, described in more detail below: (1) those where we utilize both an automatic rebalancing element and capital markets hedging in Pruco Re, (2) those where we utilize only an automatic rebalancing element, (3) those where we utilize only capital markets hedging in Pruco Re and Prudential Insurance and (4) those with risks we have deemed suitable to retain.

(1)

In addition to reinsurance to Pruco Re, we manage the equity market, interest rate and market volatility risks associated with our Highest Daily products by utilizing both an automatic rebalancing element and capital markets hedging. Our Highest Daily optional living benefits features guarantee, among other features, the ability to make withdrawals based on the highest daily contract value plus a minimum return credited for a period of time. This guaranteed value is accessible through withdrawals for the life of the contractholder (or joint lives, for the spousal version of the benefit,) and not as a lump-sum surrender value. For our Highest Daily products we utilize an automatic rebalancing element to limit our exposure to equity market risk and market volatility. Asset allocation and minimum purchase age requirements are also included in the design of our Highest Daily products to limit our exposure to equity market risk and market volatility. In addition to these product design elements, we actively hedge in Pruco Re our Highest Daily products, primarily for changes in interest rates, and to a lesser extent for changes in equity markets and market volatility, through the use of interest rate derivatives and equity options. Contracts with living benefit features where we utilize both an automatic rebalancing element and capital markets hedging represented $11.4 billion or 42%, and $5.1 billion or 21% of our variable annuity account values with living benefit features as of June 30, 2009 and 2008, respectively.

(2)

In addition to reinsurance to Pruco Re, we manage the equity market, interest rate and market volatility risks associated with our guaranteed return option, or GRO and GRO Plus, features through an automatic rebalancing element, included in the product’s design. Our GRO and GRO Plus features include a guaranteed minimum accumulation benefit which provides the contractholder with a guaranteed return of initial account value (adjusted for purchase payments and withdrawals) or an enhanced value, if applicable. Contracts with living benefit features where we utilize only an automatic rebalancing element represented $7.6 billion or 28%, and $9.0 billion or 37% of our variable annuity account values with living benefit features as of June 30, 2009 and 2008, respectively. These amounts exclude products that contain the Highest Daily GRO rider, which is included in the previous paragraph related to our Highest Daily product guarantees.

(3)

We manage the risks associated with all other accumulation and withdrawal guarantees through reinsurance agreements with Pruco Re and Prudential Insurance. The Company has entered into reinsurance agreements to transfer the risk related to these guarantees to affiliates. In the affiliates, we manage the risks associated with all other accumulation and withdrawal guarantees through capital markets hedging. We actively hedge these guarantees for changes in equity markets, interest rates, and market volatility through the use of equity options and interest rate derivatives. Contracts with living benefit features where we utilize only capital markets hedging represented $7.4 billion or 27%, and $9.6 billion or 39% of our variable annuity account values with living benefit features as of June 30, 2009 and 2008, respectively. As a result of the volatility and disruption in the global financial markets, we have ceased sales of certain of these products.

(4)

We have deemed the risks associated with our guaranteed minimum income benefits suitable to retain. Our guaranteed minimum income benefits guarantee a minimum return on the contract value or an enhanced value, if applicable, to be used for purposes of determining annuity income payments. Contracts with living benefit features and only with risks we have deemed suitable to retain represented $0.5 billion or 2%, and $0.7 billion or 3% of our variable annuity account values with living benefit features as of June 30, 2009 and 2008, respectively.

During the second quarter of 2009, the Company started hedging the risk associated with guaranteed minimum death benefits feature, as previously discussed in Note 8. Our guaranteed minimum death benefits guarantee a minimum return on the contract value or an enhanced value, if applicable, to be used for purposes of determining benefits payable in the event of death. All of the $26.9 billion and $24.4 billion of variable annuity account values with living benefit features as of June 30, 2009 and 2008, respectively, also contain guaranteed minimum death benefits, with $19.0 billion or 71% and $14.1 billion or 56% benefiting from an automatic rebalancing element, as discussed above. An additional $10.8 billion and $15.9 billion of variable annuity account values as of June 30, 2009 and 2008, respectively, contain guaranteed minimum death benefits, but no living benefit features.

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

Changes in Financial Position

2009 versus 2008

Assets increased by $2.0 billion, from $39.6 billion at December 31, 2008 to $41.6 billion at June 30, 2009. Separate account assets increased by $5.3 billion, primarily driven by positive net flows, market appreciation during the current year and transfers from the general account fixed rate option as a result of the automatic rebalancing element. Partially offsetting the above increase was a decrease in reinsurance recoverables of $1.6 billion from $2.1 billion at December 31, 2008 to $0.5 billion at June 30, 2009 driven by a decrease in the reinsured liability for living benefit embedded derivatives resulting from a decrease in the underlying base reserve due to an increase in LIBOR which is used to discount liabilities. Also contributing to the decrease were updates of inputs used in the valuation of the embedded derivatives under SFAS No.157. Under SFAS No. 157 we are required to incorporate our own risk of non-performance in the valuation of the embedded derivatives associated with our living benefit features. In light of recent developments, including rating agency downgrades to the claims-paying ratings of the Company, beginning in the first quarter of 2009, we incorporated an additional spread over LIBOR into the discount rate used in the valuation of the embedded derivative liabilities to reflect an increase in our market perceived non-performance risk, thereby reducing the value of the embedded derivative liabilities. Additionally, fixed maturities decreased by $1.7 billion driven by lower general account balances due to the automatic rebalancing element in certain of our living benefit features. Also, deferred policy acquisition costs (“DAC”) and deferred sales inducements (“DSI”) decreased by $233.0 million and $18.2 million from December 31, 2008 to June 30, 2009, respectively, mainly due to increased amortization resulting from the aforementioned impact of the change in non-performance risk.

During the period, total liabilities increased by $2.0 billion, from $37.9 billion at December 31, 2008 to $39.9 billion at June 30, 2009. Separate account liabilities increased by $5.3 billion driven by positive net flows, market appreciation during the current year and transfers from the general account fixed rate option as a result of the automatic rebalancing element. Partially offsetting the above increase was a decrease in future policy benefits and other policyholder liabilities of $1.6 billion from $2.5 billion at December 31, 2008 to $0.9 billion at June 30, 2009 driven by a decrease in the liability for living benefit embedded derivatives resulting from a decrease in the underlying base reserve due to an increase in LIBOR and equity level. Also contributing to the decrease were updates of inputs used in the valuation of the embedded derivatives under SFAS No. 157, as previously discussed. Additionally, policyholders’ account balances decreased by $1.7 billion driven by transfers of customer account values to the separate account variable investment options from the general account fixed rate investment options due to the asset transfer feature in certain of our living benefit riders. Also, short-term debt decreased by $175.5 million resulting from the repayment debt.

Results of Operations

2009 to 2008 Three Month Comparison

Net Income

Net income increased $213.7 million from $35.2 million for the three months ended June 30, 2008 to $248.9 million for the three months ended June 30, 2009. This is driven by a $383.6 million increase in income from operations before income taxes, as discussed below, partially offset by a $169.9 million increase in income tax expense driven by the aforementioned impact of the change in non-performance risk in the valuation of embedded derivatives under SFAS No. 157.

Gains from operations for the three months ended June 30, 2009 included a $333.5 million favorable variance in the amortization of deferred policy acquisition and other costs driven by an increase in the reinsured liability for living benefit embedded derivatives and its impact on actual gross profits resulting from the impact of the change in non-performance risk in the valuation of embedded derivatives under SFAS No. 157. The $333.5 million favorable variance in the three months ended June 30, 2009 resulted from a reduction in our adjustment to the embedded derivative liabilities for the market’s perception of our non-performance risk. Under SFAS No. 157 we are required to incorporate our own risk of non-performance in the valuation of the embedded derivative liabilities associated with our living benefit features. In addition to the risk premium inherent in LIBOR, to reflect our market-perceived non-performance risk, we incorporate an additional spread over LIBOR into the discount rate used in the valuation of the embedded derivative liabilities. The reduction in the non-performance risk adjustment in the second quarter of 2009 was primarily driven by the application of this additional spread over LIBOR to an overall lower level of embedded derivative liabilities, resulting from the impact of improved market conditions and higher interest rates. A decrease in the additional spread over LIBOR in the second quarter 2009 also contributed to the reduction in our adjustment for market-perceived non-performance risk. We amortize deferred policy acquisition and other costs over the expected lives of the contracts based on the level and timing of gross profits on the underlying product. In calculating gross profits, we consider mortality, persistency, and other elements as well as rates of return on investments associated with these contracts and include profits and losses related to these contracts that are reported in affiliated legal entities other than the Company as a result of, for example, reinsurance agreements with those affiliated entities.

Gains from operations for the three months ended June 30, 2009 also included benefits of $139.0 million related to the quarterly adjustments to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products and to our estimate of total gross profits used as a basis for amortizing deferred policy acquisition and other costs. The $139.0 million of benefits included $106.6 million relating to the quarterly market performance adjustments and $32.5 million relating to the quarterly adjustments for current period experience, and were driven by market appreciation in the second quarter of 2009 as discussed below. Gains for the second quarter of 2008 included $7.3 million of charges related to the quarterly adjustments for current period experience.

The $106.6 million of benefits in the second quarter of 2009 relating to the quarterly market performance adjustments referred to above, including $56.8 million relating to releases of reserves for the guaranteed minimum death and income benefit features of our variable annuity products and $49.8 million relating to decreases to the amortization of deferred policy acquisition and other costs, reflect market performance related adjustments to our estimate of total gross profits to reflect actual fund performance in the second quarter of 2009. The actual rate of return on variable annuity account values for the second quarter of 2009 was 11.2% compared to our previously expected rate of return of 2.6%. In light of recent market conditions, beginning in the fourth quarter of 2008 we determined that adjustments to our estimate of total gross profits to reflect actual fund performance and any corresponding changes to the future rate of return assumptions should no longer be dependent on a comparison to a statistically generated range of estimated gross profits. Instead, for purposes of evaluating deferred policy acquisition and other costs and the reserves for the guaranteed minimum death and income benefit features of our variable annuity products, total estimated gross profits are updated for these items each quarter. The better than expected market return in the second quarter of 2009 increased our estimates of total gross profits by establishing a new, higher starting point for the variable annuity account values used in estimating gross profits for future periods. The previously expected rate of return for the second quarter of 2009 was based upon our current maximum future rate of return assumption under the reversion to the mean approach, as discussed below. The increase in our estimate of total gross profits results in a lower required rate of amortization, which is applied to all prior periods’ gross profits. The resulting cumulative adjustment to prior amortization is recognized in the current period. In addition, the lower rate of amortization will also be applied to future gross profits in calculating amortization in future periods which, all else being equal will result in higher net profits in future periods.

We continue to derive our future rate of return assumptions using a reversion to the mean approach, a common industry practice. Under this approach, we consider actual returns over a period of time and initially adjust future projected returns over a four year period so that the assets grow at the long-term expected rate of return for the entire period. However, beginning in the fourth quarter of 2008 and continuing through the second quarter of 2009, the projected future annual rate of return calculated using the reversion to the mean approach for most contract groups was greater than 10.5%, our current maximum future rate of return assumption across all asset types for this business. In those cases, we utilize the maximum future rate of return over the four year period, thereby limiting the impact of the reversion to the mean on our estimate of total gross profits. Further or continued market volatility could result in additional market value changes within our separate account assets and corresponding changes to our gross profits, as well as additional adjustments to the amortization of deferred policy acquisition and other costs, and the costs relating to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products. Given that the estimates of future gross profits are based upon our maximum future rate of return assumption for most contract groups as discussed above, all else being equal, future quarterly rates of return higher or lower than 2.6% will result in decreases or increases in the amortization of deferred policy acquisition and other costs, and the costs relating to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products.

The quarterly adjustments for current period experience referred to above reflect the cumulative impact of differences between actual gross profits for the period and the previously estimated expected gross profits for the period, as well as an update for current and future expected claims costs associated with the guaranteed minimum death and income benefit features of our variable annuity products. To the extent each period’s actual experience differs from the previous estimate for that period, the assumed level of total gross profits may change, and a cumulative adjustment to previous periods’ amortization, referred to as an adjustment for current period experience, may be required in the current period. This adjustment to previous periods’ amortization is in addition to the direct impact of actual gross profits on current period amortization and the market performance related adjustment to our estimates of gross profits for future periods. The $32.5 million of benefits in the second quarter of 2009 relating to the quarterly adjustments for current period experience included a $19.3 million decrease to the amortization of deferred policy acquisition and other costs and $13.2 million relating to releases of reserves for the guaranteed minimum death and income benefit features of our variable annuity products. The adjustment for deferred policy acquisition and other costs reflects a reduction in amortization due to better than expected gross profits, resulting primarily from a favorable variance in the mark-to-market of embedded derivatives and related hedge positions associated with our living benefit features excluding the adjustment for non-performance risk and better than expected lapse experience. The adjustment for the reserves for the guaranteed minimum death and income benefit features of our variable annuity products primarily reflects higher than expected fee income as well as lower than expected actual contract guarantee claims costs in the second quarter of 2009.

Absent the effect of the change in non-performance risk in the valuation of embedded derivatives under SFAS No. 157 and market performance adjustments discussed above, income from operations before income taxes for the three months ended June 30, 2009 decreased $96.1 million from the three months ended June 30, 2008, primarily relating to a decrease in policy charges and fee income and asset administration fees and other income of $124.6 million driven by lower average variable annuity asset balances invested in separate accounts due to market depreciation and transfers of balances to a fixedrate general account option over the twelve months ended June 30, 2009. The transfer of balances to our general account relates to an automatic rebalancing element in some of our living benefit features, which, as part of the overall product design, transferred approximately $4 billion of investments out of the separate accounts and into our general account over the twelve months ended June 30, 2009, due to equity market declines. Also contributing to the decrease was higher amortization of deferred policy acquisition and other costs of $78.1 million due to higher levels of actual gross profits from embedded derivative breakage. Additionally, interest credited to policyholder account balances increased $40.7 million due to the aforementioned general account transfers. Partially offsetting the unfavorable variances in pre-tax net income were higher realized investment gains of $85.2 million driven by increased gains on our MVA portfolio. In addition, net investment income increased by $74.0 million due to the aforementioned transfers from the separate account variable investment options into the general account fixed rate investment options.

Revenues

Revenues increased $34.1 million, from $241.6 million for the three months ended June 30, 2008 to $275.7 million for the three months ended June 30, 2009.

Policy charges and fee income decreased $109.6 million, from $186.1 million for the three months ended June 30, 2008 to $76.5 million for the three months ended June 30, 2009 driven by lower mortality and expense (“M&E”) fees of $41.7 million and a decrease in optional benefit charges on our living and death benefit features of $7.6 million, primarily driven by lower average variable annuity asset balances invested in separate accounts due to market depreciation over the twelve months ending June 30, 2009 and the transfer of balances to our general account relating to an automatic rebalancing element in some of our living benefit features, as discussed above. The decrease in optional benefit charges was primarily offset in realized investment gains, net because these features are reinsured with affiliates. Additionally, policy charges and fee income decreased $63.9 million from the prior year due to the change in realized market value adjustments related to the Company’s market value adjusted investment option (the “MVA option”) driven by changes in the interest rate environment.

Net investment income increased $74.0 million from $56.7 million for the three months ended June 30, 2008 to $130.7 million for the three months ended June 30, 2009 as a result of higher general account assets as these assets moved from separate account variable investment options into the general account fixed rate investment options due to the automatic rebalancing element, as discussed above.

Realized investment gains, net, increased by $85.2 million from losses of $63.6 million for the three months ended June 30, 2008 to gains of $21.6 million for the three months ended June 30, 2009. This increase was driven by the reinsurance of our living benefit features to affiliates, as previously discussed and increased investment gains on our general account and MVA portfolio.

Asset administration fees and other income decreased $15.0 million, from $58.2 million for the three months ended June 30, 2008 to $43.2 million for the three months ended June 30, 2009 as a result of lower variable annuity asset balances invested in separate accounts due to market depreciation over the twelve months ending June 30, 2009. Asset administration fees are asset based fees, which are dependent on the value of assets under management.

Benefits and Expenses

Benefits and expenses decreased $349.5 million, from $206.4 million for the three months ended June 30, 2008 to a benefit of $143.1 million for the three months ended June 30, 2009. Included within this decrease is $333.5 million of lower amortization of deferred acquisition cost and other cost related to the impact of the change in non-performance risk in the valuation of embedded derivatives under SFAS No. 157, as discussed above. Benefits and expenses also included a benefit of $146.3 million related to the quarterly market performance adjustments to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products and to our estimate of total gross profits used as a basis for amortizing deferred policy acquisition and other costs, as discussed above. Absent the effect of the change in non-performance risk in the valuation of embedded derivatives under SFAS No. 157 and market performance adjustments, benefits and expenses for the three months ended June 30, 2009 increased $130.3 million from the three months ended June 30, 2008.

Policyholders’ benefits decreased $58.4 million, from $14.4 million for the three months ended June 30, 2008 to a benefit of $44.0 million for the three months ended June 30, 2009, driven primarily by the quarterly adjustments of $70.8 million relating to releases of reserves for the guaranteed minimum death and income benefit features of our variable annuity products, as discussed above. Partially offsetting the above decrease was an increase of $13.9 million reflecting higher actual and expected contract guarantee claims costs related to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products due to market depreciation over the past twelve months.

Interest credited to policyholders’ account balances decreased $31.8 million, from $50.0 million for the three months ended June 30, 2008 to $18.2 million for the three months ended June 30, 2009, primarily driven by decreased DSI amortization of $80.2 million due to the impact of the change in non-performance risk in the valuation of embedded derivatives under SFAS No. 157, as discussed above. Also contributing to the decrease was a benefit of $17.5 million related to the quarterly adjustments to our estimate of total gross profits used as a basis for amortizing DSI, as discussed above. Partially offsetting the above decreases was an increase in interest credited to policyholders’ account balances of $40.7 million primarily reflecting higher average annuity account values invested in our general account resulting from transfers relating to an automatic rebalancing element in some of our living benefit features over the past twelve months.

Amortization of deferred policy acquisition costs decreased by $251.8 million, from $45.7 million for the three months ended June 30, 2008 to a benefit $206.1 million for the three months ended June 30, 2009 primarily due to the impact of the change in non-performance risk in the valuation of embedded derivatives under SFAS No. 157 as discussed above.

General, administrative and other expenses decreased by $7.4 million, from $96.2 million for the three months ended June 30, 2008 to $88.8 million for the three months ended June 30, 2009, primarily due to lower interest expense driven by the repayment of debt.

2009 to 2008 Six Month Comparison

Net Income

Net income decreased $245.3 million from $111.3 million for the six months ended June 30, 2008 to loss $134.1 million for the six months ended June 30, 2009. This is driven by a $345.7 million decrease in income from operations before income taxes, as discussed below, partially offset by a $100.3 million decrease in income tax expense driven by the aforementioned impact of the change in non-performance risk in the valuation of embedded derivatives under SFAS No. 157.

Loss from operations for the six months ended June 30, 2009 included a $250.5 million unfavorable variance in the amortization of deferred policy acquisition and other costs driven by a decrease in the reinsured liability for living benefit embedded derivatives and its impact on actual gross profits resulting from the impact of the change in non-performance risk in the valuation of embedded derivatives under SFAS No. 157. Under SFAS No. 157 we are required to incorporate our own risk of non-performance in the valuation of the embedded derivatives associated with our living benefit features. In light of recent developments, including rating agency downgrades to the claims-paying ratings of the Company, beginning in the first quarter of 2009, we incorporated an additional spread over LIBOR into the discount rate used in the valuation of the embedded derivative liabilities to reflect an increase in our market perceived non-performance risk, thereby reducing the value of the embedded derivative liabilities. We amortize deferred policy acquisition and other costs over the expected lives of the contracts based on the level and timing of gross profits on the underlying product. In calculating gross profits, we consider mortality, persistency, and other elements as well as rates of return on investments associated with these contracts and include profits and losses related to these contracts that are reported in affiliated legal entities other than the Company as a result of, for example, reinsurance agreements with those affiliated entities.

Loss from operations for the six months ended June 30, 2009 also included benefits of $65.3 million related to the quarterly adjustments to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products and to our estimate of total gross profits used as a basis for amortizing deferred policy acquisition and other costs. The $65.3 million of benefits included $31.4 million relating to the quarterly adjustments for current period experience and $33.9 million relating to the quarterly market performance adjustments, and were driven by market appreciation in the first six months of 2009 as discussed below. Adjusted operating income for the first six months of 2008 included $15.9 million of charges related to the quarterly adjustments for current period experience.

The quarterly adjustments for current period experience referred to above reflect the cumulative impact of differences between actual gross profits for the period and the previously estimated expected gross profits for the period, as well as an update for current and future expected claims costs associated with the guaranteed minimum death and income benefit features of our variable annuity products. The $31.4 million of benefits in the first six months of 2009 relating the quarterly adjustments for current period experience included $35.6 million relating to decreases to the amortization of deferred policy acquisition and other costs, partially offset by a $4.2 million charge relating to reserve increases for the guaranteed minimum death and income benefit features of our variable annuity products. The adjustments for deferred policy acquisition and other costs in the first six months of 2009 reflect a reduction in amortization due to better than expected gross profits, resulting primarily from the favorable variance in the mark-to-market of embedded derivatives and related hedge positions associated with our living benefit features and better than expected lapse experience. The adjustment for the reserves for the guaranteed minimum death and income benefit features of our variable annuity products primarily reflects higher than expected actual contract guarantee claims costs in the first six months of 2009 due to lower than expected lapses, partially offset by higher than expected fee income.

The $33.9 million of benefits in the first six months of 2009 from the quarterly market performance adjustments referred to above include $16.7 million relating to releases of reserves for the guaranteed minimum death and income benefit features of our variable annuity products and a $17.2 million benefit relating to decreases to the amortization of deferred policy acquisition and other costs. These market performance related adjustments largely reflect updates to our estimate of total gross profits for better than expected actual fund performance in the first six months of 2009. The market value appreciation in the first six months of 2009 increased our estimates of total gross profits by establishing a new, higher starting point for the variable annuity account values used in estimating gross profits for future periods. The increase in our estimate of total gross profits results in a lower required rate of amortization, which is applied to all prior periods’ gross profits. The resulting cumulative adjustment to prior amortization is recognized in the current period.

Absent the effect of the change in non-performance risk in the valuation of embedded derivatives under SFAS No. 157 and market performance adjustments discussed above, income from operation before income taxes for the six months ended June 30, 2009 decreased $176.5 million from the six months ended June 30, 2008, primarily relating to a decrease in policy charges and fee income and asset administration fees and other income of $209.0 million driven by lower average variable annuity asset balances invested in separate accounts due to market depreciation and transfers of balances to a fixed rate general account option over the twelve months ended June 30, 2009. The transfer of balances to our general account relates to an automatic rebalancing element in some of our living benefit features, which, as part of the overall product design, transferred approximately $4 billion of investments out of the separate accounts and into our general account over the twelve months ended June 30, 2009, due to equity market declines. Also contributing to the decrease was higher amortization of deferred policy acquisition and other costs increased by $143.4 million due to higher levels of actual gross profits from embedded derivative breakage. Additionally, interest credited to policyholder account balances increased $91.9 million due to the aforementioned general account transfers. Partially offsetting the unfavorable variances in pre-tax net income was higher realized investment gains of $99.0 million driven by increased gains on our MVA portfolio. In addition, net investment income increased by $175.0 million due to transfers from the separate account variable investment options into the general account fixed rate investment options.

Revenues

Revenues increased $60.3 million, from $518.9 million for the six months ended June 30, 2008 to $579.2 million for the six months ended June 30, 2009. Premiums decreased $4.7 million, from $11.5 million for the six months June 30, 2008 to $6.8 million for the six months June 30, 2009, reflecting a decrease in funds from customers electing to enter into the payout phase of their annuity contracts.

Policy charges and fee income decreased $174.8 million, from $357.5 million for the six months ended June 30, 2008 to $182.7 million for the six months ended June 30, 2009 driven by lower mortality and expense (“M&E”) fees of $95.6 million and a decrease in optional benefit charges on our living and death benefit features of $15.9 million, primarily driven by lower average variable annuity asset balances invested in separate accounts due to market depreciation over the twelve months ending June 30, 2009 and the transfer of balances to our general account relating to an automatic rebalancing element in some of our living benefit features, as discussed above. The decrease in optional benefit charges was primarily offset in realized investment gains, net because these features are reinsured with affiliates. Additionally, policy charges and fee income decreased $70.7 million from the prior year due to the change in realized market value adjustments related to the Company’s market value adjusted investment option (the “MVA option”) driven by changes in the interest rate environment.

Net investment income increased $175.0 million from $101.9 million for the six months ended June 30, 2008 to $276.9 million for the six months ended June 30, 2009 as a result of higher general account assets as assets moved from separate account variable investment options into the general account fixed rate investment options due to the automatic rebalancing element, as discussed above.

Realized investment gains, net, increased by $99.0 million from losses of $64.8 million for the six months ended June 30, 2008 to gains of $34.2 million for the six months ended June 30, 2009. This increase was driven by the reinsurance of our living benefit features to affiliates, as previously discussed and increased investment gains on our general account and MVA portfolio.

Asset administration fees and other income decreased $34.2 million, from $112.9 million for the six months ended June 30, 2008 to $78.7 million for the six months ended June 30, 2009 as a result of lower variable annuity asset balances invested in separate accounts due to market depreciation over the twelve months ending June 30, 2009. Asset administration fees are asset based fees, which are dependent on the value of assets under management.

Benefits and Expenses

Benefits and expenses increased $406.0 million, from $399.2 million for the six months ended June 30, 2008 to $805.2 million for the six months ended June 30, 2009. Included within this increase is $250.5 million of higher amortization of deferred acquisition cost and other cost related to the impact of the change in non-performance risk in the valuation of embedded derivatives under SFAS No. 157 as discussed above. Benefits and expenses also included a benefit of $81.3 million related to the quarterly market performance adjustments to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products and to our estimate of total gross profits used as a basis for amortizing deferred policy acquisition and other costs. Absent the effect of the change in non-performance risk in the valuation of embedded derivatives under SFAS No. 157 and market performance adjustments, benefits and expenses for the six months ended June 30, 2009 increased $236.8 million from the six months ended June 30, 2008.

Interest credited to policyholders’ account balances increased $190.1 million, from $88.5 million for the six months ended June 30, 2008 to $278.6 million for the six months ended June 30, 2009, primarily driven by an increase in interest credited to policyholders’ account balances of $91.9 million primarily reflecting higher average annuity account values invested in our general account resulting from transfers relating to an automatic rebalancing element in some of our living benefit features. Also contributing to the increase was increased DSI amortization of $59.9 million due to the impact of the change in non-performance risk in the valuation of embedded derivatives under SFAS No. 157, as discussed above.

Amortization of deferred policy acquisition costs increased by $233.4 million, from $79.3 million for the six months ended June 30, 2008 to $312.7 million for the six months ended June 30, 2009 primarily due to $189.9 million from the impact of the change in non-performance risk in the valuation of embedded derivatives under SFAS No. 157 as discussed above. Also contributing to the above increase was an increase of $96.6 million increase in DAC amortization driven by higher level of actual gross profits. Partially offsetting the above increases was a benefit of $53.2 million related to the quarterly adjustments to our estimate of total gross profits used as a basis for amortizing DAC, as discussed above.

General, administrative and other expenses decreased by $16.8 million, from $192.6 million for the six months ended June 30, 2008 to $175.8 million for the six months ended June 30, 2009, primarily due to lower interest expense driven by the repayment of debt.

Income Taxes

Our income tax provision amounted to an income tax expense of $169.9 million for the three months ended June 30, 2009 compared to income tax benefit of $0.0 million for the three months ended June 30, 2008. The decline in income tax expense was primarily driven by the increase in pretax income.

Our income tax provision amounted to an income tax benefit of $91.9 million in the six months ended June 30, 2009 compared to income tax expense of $8.5 million for the six months ended June 30, 2008. The decline in income tax expense was primarily driven by the decline in pretax income.

The dividends received deduction (“DRD”) reduces the amount of dividend income subject to U.S. tax and is a significant component of the difference between the Company’s effective tax rate and the federal statutory tax rate of 35%. The DRD for the current period was estimated using information from 2008, current year results, and was adjusted to take into account the current year’s equity market performance. The actual current year DRD can vary from the estimate based on factors such as, but not limited to, changes in the amount of dividends received that are eligible for the DRD, changes in the amount of distributions received from mutual fund investments, changes in the account balances of variable life and annuity contracts, and the Company’s taxable income before the DRD.

In August 2007, the IRS released Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the DRD related to variable life insurance and annuity contracts. In September 2007, the IRS released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspends Revenue Ruling 2007-54 and informs taxpayers that the U.S. Treasury Department and the IRS have indicated that they intend to address through new regulations the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts. On May 11, 2009, the Obama Administration released the “General Explanations of the Administration’s Revenue Proposals.” Although the Administration has not released proposed statutory language, one proposal would change the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through regulation or legislation, could increase actual tax expense and reduce the Company’s consolidated net income. These activities had no impact on the Company’s 2008 or 2009 results.

Liquidity and Capital Resources

Extraordinary Market Conditions and their Impact on our Liquidity and Capital Resources

The disruptions in the capital markets that began in the latter half of 2007, initially due to concerns over sub-prime mortgage holdings of financial institutions, accelerated to unprecedented levels in 2008, resulting in failure, consolidation, or U.S. federal government intervention on behalf of several significant financial institutions. The ensuing volatility in markets, and the adverse impact on availability and cost of credit and capital, have largely continued into 2009. We, like other financial institutions, have not been immune to these events.

Prudential Financial continues to operate with significant cash on the balance sheet and has access to alternate sources of liquidity. However, a continuation or worsening of the disruptions in the credit and capital markets could adversely affect our ability to access sources of liquidity, as well as threaten to reduce our capital below a level that is consistent with our existing ratings objectives. Therefore, we may need to take additional actions, which may include but are not limited to: (1) further access external sources of capital, including the debt or equity markets; (2) limit or curtail sales of certain products and/or restructuring existing products; and (3) seek temporary or permanent changes to regulatory rules. Certain of these actions may require regulatory approval and/or agreement of counterparties which are outside of our control or have economic costs associated with them.

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

Liquid Assets

Liquid assets include cash, cash equivalents, short-term investments, fixed maturities that are not designated as held to maturity and public equity securities. As of June 30, 2009 and December 31, 2008, the Company had liquid assets of $8.6 billion and $10.2 billion, respectively, which includes a portion financed with asset-based financing. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $0.5 billion and $0.3 billion as of June 30, 2009 and December 31, 2008, respectively. We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in calculating internal liquidity measures in order to evaluate the adequacy of our operations’ liquidity under a variety of stress scenarios. We believe that the liquidity profile of our assets is sufficient to satisfy current liquidity requirements, including under foreseeable stress scenarios.

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

Capital

The Risk Based Capital, or RBC, ratio is a primary measure by which we evaluate the capital adequacy of the Company. Prudential Financial manages its domestic insurance subsidiaries’ RBC ratio to a level consistent with an “AA” ratings target for those subsidiaries, and in excess of the minimum levels required by applicable insurance regulations. RBC is determined by statutory guidelines and formulas that consider, among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products, interest rate risks and general business risks. The RBC ratio calculations are intended to assist insurance regulators in measuring the adequacy of an insurer’s statutory capitalization. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities.

The level of statutory capital of the Company can be materially impacted by interest rate and equity market fluctuations, changes in the values of derivatives, the level of impairments recorded, and credit quality migration, among other items. The level of statutory capital of the Company is affected by statutory accounting rules, including those for loan-backed and structured securities. Mandatory adoption of changes to the rules for loan-backed and structured securities was recently deferred until periods ending on or after September 30, 2009. Further changes to these rules by insurance regulators, or the timing of the Company’s application of these rules, are possible, given the deferral and other uncertainty around the resolution of these accounting rules.

The implementation of VACARVM, a new statutory reserve methodology for variable annuities with guaranteed benefits, effective December 31, 2009 is not expected to have a material impact on the statutory surplus of the Company. However, VACARVM is expected to result in higher statutory reserves ceded to our offshore captive reinsurance company, which we currently anticipate will increase statutory reserve credit requirements by approximately $800 million from December 31, 2008. Several strategies are currently under review to meet the increased statutory reserve credit requirement. The activities we may undertake to mitigate or address these needs include obtaining letters of credit, executing capital market strategies, or holding assets equal to the statutory reserve credit in a trust. However, our ability to successfully execute these strategies may depend on market or other conditions.

As discussed above, market conditions during 2008 negatively impacted the level of our capital. In order to address these impacts on our capital, Prudential Financial made capital contributions to certain domestic insurance subsidiaries, including the Company, which was subsequently used to repay portions of our outstanding loans with Prudential Financial.

Item 4.	Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, or the “Exchange Act”, as of June 30, 2009. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2009, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the third quarter of 2004, the Company identified a system-generated calculation error in its annuity contract administration system that existed prior to the Acquisition. This error related to the calculation of amounts due to customers for certain transactions subject to a market value adjustment upon the surrender or transfer of monies out of their annuity contract’s fixed allocation options. The error resulted in an underpayment to policyholders, as well as additional anticipated costs to the Company associated with remediation, breakage and other losses. The Company’s consultants have developed the systems functionality to compute remediation amounts and are in the process of running the computations on affected contracts. The Company contacted state insurance regulators and commenced Phase I of its outreach to customers on November 12, 2007. Phase II commenced June 6, 2008. Phase III commenced December 5, 2008. Phase IV commenced June 12, 2009. Contracts requiring manual calculations will be remediated in smaller batches over the next few months through the 4th quarter. The Company has advised Skandia that a portion of the remediation and related administrative costs are subject to the indemnification provisions of the Acquisition Agreement.

Summary

The Company’s litigation and regulatory matters are subject to many uncertainties, and given their complexity and scope, their outcome cannot be predicted. It is possible that results of operations or cash flow of the Company in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation and regulatory matters depending, in part, upon the results of operations or cash flow for such period. In light of the unpredictability of the Company’s litigation and regulatory matters, it is also possible that in certain cases an ultimate unfavorable resolution of one or more pending litigation or regulatory matters could have a material adverse effect on the Company’s financial position. Management believes, however, that, based on information currently known to it, the ultimate outcome of all pending litigation and regulatory matters, after consideration of applicable reserves and rights to indemnification, is not likely to have a material adverse effect on the Company’s financial position. The foregoing discussion is limited to recent developments concerning our legal and regulatory proceedings. See Note 4 to the Unaudited Interim Financial Statements included herein for additional discussion of our litigation and regulatory matters.

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

Our results of operations have been materially adversely affected by conditions in the global financial markets and the economy generally, both in the U.S. and elsewhere around the world. The global financial markets have experienced extreme stress since the second half of 2007. Volatility and disruption in the global financial markets reached unprecedented levels for the post World War II period. The availability and cost of credit has been materially affected. These factors, combined with recent economic conditions in the U.S. including depressed home and commercial real estate prices and increasing foreclosures, falling equity market values, declining business and consumer confidence and rising unemployment, have precipitated a severe economic recession and fears of even more severe and prolonged adverse economic conditions.

Due to the economic environment, the global fixed-income markets have experienced both extreme volatility and limited market liquidity conditions, which has affected a broad range of asset classes and sectors. As a result, the market for fixed income instruments has experienced decreased liquidity, increased price volatility, credit downgrade events, and increased probability of default. Global equity markets have also experienced heightened volatility. These events have had and may continue to have an adverse effect on us. Our revenues are likely to decline in such circumstances, the cost of meeting our obligations to our customers may increase, and our profit margins would likely erode. In addition, in the event of a prolonged or severe economic downturn, we could incur significant losses in our investment portfolio.

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

Markets in the United States and elsewhere have experienced extreme and unprecedented volatility and disruption, with adverse consequences to our liquidity, access to capital and cost of capital. Market conditions such as we have experienced since the second half of 2007 may significantly affect our ability to meet liquidity needs, our access to capital and our cost of capital. We may seek additional debt or equity capital but be unable to obtain such.

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

The Risk Based Capital, or RBC, ratio is the primary measure by which we evaluate our capital adequacy. We manage our RBC ratio to a level consistent with a “AA” ratings objective; however, rating agencies take into account a variety of factors in assigning ratings in addition to RBC levels. RBC is determined by statutory rules that consider risks related to the type and quality of the invested assets, insurance-related risks associated with our products, interest rate risks and general business risks. The RBC ratio calculations are intended to assist insurance regulators in measuring the adequacy of our statutory capitalization. Subsequent to September 30,

2008 market conditions negatively impacted our level of capital and caused Prudential Financial to take capital management actions to maintain capital consistent with these ratings objectives, which included redeployment of financial resources from internal sources. The RBC ratio is an annual calculation; however, based upon June 30, 2009 amounts, the RBC for Prudential Insurance and its other domestic life insurance subsidiaries including the Company would exceed the minimum level required by applicable insurance regulations. The level of statutory capital of our domestic life insurance subsidiaries is affected by the statutory account rules for loan-backed and structured securities. Mandatory adoption of changes to these rules was recently deferred until periods ending on or after September 30, 2009. Further changes to these rules by insurance regulators, or the timing of the Company’s application of these rules, are possible, given the deferral and other uncertainty around the resolution of these accounting rules.

Disruptions in the capital markets could adversely affect the Company’s ability to access sources of liquidity, as well as threaten to reduce our capital below a level that is consistent with our existing ratings objectives. Therefore, we may need to take additional actions, which may include but are not limited to: (1) further access external sources of capital, including the debt or equity markets, as noted above; (2) limiting or curtailing sales of certain products and/or restructuring existing products; (3) undertake additional capital management activities, including reinsurance transactions; and (4) seek temporary or permanent changes to regulatory rules. Certain of these actions may require regulatory approval and/or agreement of counterparties which are outside of our control or have economic costs associated with them.

The Company is a wholly owned subsidiary of PAI and indirectly owned by Prudential Financial. As such, it is possible that we may need to rely on our parent company to meet our liquidity needs in the future. Therefore, we are subject to the same risks as PAI and Prudential Financial.

Governmental actions in response to the current financial crisis may not be effective and could subject us to additional regulation. Participation by Prudential Financial or its affiliates in certain of these governmental programs could also result in limitations or restrictions on our businesses or otherwise restrict our flexibility.

In response to the market dislocation affecting the banking system and financial markets, on October 3, 2008, President Bush signed the Emergency Economic Stabilization Act of 2008, or EESA, into law. Pursuant to the EESA, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of mortgage-backed and other securities from financial institutions for the purpose of stabilizing the financial markets. On October 14, 2008, the U.S. Treasury announced that it would use EESA authority to invest an aggregate of $250 billion (of the first $350 billion released under EESA) in capital issued by qualifying U.S. financial institutions under the U.S. Treasury’s Capital Purchase Program, which is part of the Troubled Asset Relief Program, or TARP. The TARP Capital Purchase Program involves the issuance by qualifying institutions of preferred stock and warrants to purchase common stock to the U.S. Treasury. Concurrently, with the announcement of the TARP Capital Purchase Program in coordination with the U.S. Treasury, the Federal Deposit Insurance Corporation, or FDIC announced the Temporary Liquidity Guarantee Program, through which it guarantees certain newly issued senior unsecured debt issued by FDIC insured institutions and their qualifying holding companies, as well as funds over $250,000 in non-interest-bearing transaction deposit accounts. In addition, since March 2008, the Federal Reserve has created several lending facilities to stabilize financial markets including the Term Asset-Backed Securities Loan Facility, or TALF. The TALF is designed to provide secured financing for certain types of asset-backed securities, including (as of July 2009) certain high-quality commercial mortgage-backed securities issued before January 1, 2009. On February 10, 2009, the U.S. Treasury announced a Financial Stability Plan to build upon existing programs and earmark the second $350 billion of funds that were authorized under the EESA and released in January 2009. The elements of the Financial Stability Plan, as described by the U.S. Treasury, are a Capital Assistance Program and Financial Stability Trust to make capital available to financial institutions through additional purchases of preferred stock, a Public-Private Investment Program, or PPIP, to buy legacy loans and assets from financial institutions, a Consumer and Business Lending Initiative to restart securitization markets for loans to consumers and businesses by expanding upon TALF, and a comprehensive housing program to, among other things, help reduce mortgage payments and interest rates. The U.S. Treasury has stated that the Financial Stability Plan will require high levels of transparency and accountability standards and dividend, acquisition and executive compensation restrictions for financial institutions that receive government assistance going forward.

In the first and second quarters of 2009, the U.S. Treasury, in conjunction with the FDIC and the Federal Reserve, announced details regarding the PPIP. The PPIP has two separate parts to address the problem of “legacy assets” — real estate loans held directly on the books of banks (“legacy loans”) and securities backed by loan portfolios (“legacy securities”). Under the Legacy Loans Program portion of the PPIP, the U.S. Treasury will invest alongside private investors in individual investment funds referred to as Public-Private Investment Funds, which will purchase eligible asset pools from depository institutions and the FDIC on a discrete basis. The FDIC will provide a guarantee for the debt financing issued by the Public-Private Investment Funds to fund the asset purchases. The FDIC has stated that it plans to test the funding mechanism contemplated by the Legacy Loan Program during the summer of 2009, but an official commencement date for the program has not been announced. Under the Legacy Securities Program, the U.S. Treasury will co-invest with, and provide leverage to pre approved asset managers to support the market for certain legacy securities. Legacy securities eligible for the program include commercial mortgage backed and residential mortgage backed securities originated prior to 2009 with a rating of AAA at the time of origination. In July 2009, the U.S. Treasury selected nine firms to participate as fund managers in the initial round of the Legacy Securities Program and announced that it will invest up to $30 billion in the debt and equity of the corresponding Public-Private Investment Funds.

Prudential Financial applied in October 2008 to participate in the TARP Capital Purchase Program, and in May 2009 we received preliminary approval from the U.S. Treasury to participate in the Program. However, on June 1, 2009 the Prudential Financial announced that it would not participate in the Capital Purchase Program.

In the second half of 2009, Prudential Financial participated in TALF as an eligible borrower. As of June 30, 2009, it had $1.250 million securities purchased under TALF that are reflected within “Other trading account assets” and received secured financing from the Federal Reserve of $1.167 million related to the purchase of these securities that is reflected within “long-term debt.” Prudential Financial also continue to evaluate participation in other government sponsored programs for which it may be eligible.

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

On June 17, 2009, the Obama Administration announced proposals to reform the national regulation of various financial institutions. Depending on the manner of adoption of these or other proposals, Prudential Financial could become subject to increased federal regulation, either as a bank holding company or a “Tier 1 financial holding company”. Such regulation could involve higher capital requirements, limits on business activities, limits on leverage and other regulatory supervision, including by the Board of Governors of the Federal Reserve System. Prudential Financial cannot predict the form in which such proposals will be adopted (if at all) or their applicability to or effect on our business, financial condition or results of operations.

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

•

We have significant investment and derivative portfolios, including but not limited to corporate and asset-backed securities, equities and commercial real estate. Economic conditions as well as adverse capital market conditions, including but not limited to a lack of buyers in the marketplace, volatility, credit spread changes, and benchmark interest rate changes, will impact the liquidity and value of our investments and derivatives, potentially resulting in higher realized or unrealized losses, the latter especially if we were to need to sell a significant amount of investments under such conditions. For example, a widening of credit spreads, increases the net unrealized loss position of our investment portfolio and may ultimately result in increased realized losses. Values of our investments and derivatives can also be impacted by reductions in price transparency, changes in assumptions or inputs we use in estimating fair value and changes in investor confidence and preferences, potentially resulting in higher realized or unrealized losses. Volatility can make it difficult to value certain of our securities if trading becomes less frequent. As such, valuations may include assumptions or estimates that may have significant period to period changes which could have a material adverse effect on our results of operations or financial condition and in certain cases under U.S, GAAP such period to period changes in the value of investments are not recognized in our results of operations or statements of financial condition.

•

Regardless of market conditions, certain investments we hold, including private bonds and commercial mortgages, are relatively illiquid. If we needed to sell these investments, we may have difficulty doing so in a timely manner at a price that we could otherwise realize.

As described above, the period since the second half of 2007 has been characterized by extreme adverse market and economic conditions. The foregoing risks are even more pronounced in these unprecedented market and economic conditions.

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

Deferred policy acquisition costs, (“DAC”), represent the costs that vary with and are related primarily to the acquisition of new and renewal insurance and annuity contracts, and we amortize these costs over the expected lives of the contracts. Valuation of business acquired, (“VOBA”), represents the present value of future profits embedded in acquired contracts and is amortized over the expected effective lives of the acquired contracts. Management, on an ongoing basis, tests the DAC and VOBA recorded on our balance sheet to determine if these amounts are recoverable under current assumptions. In addition, we regularly review the estimates and assumptions underlying DAC and VOBA for those products for which we amortize DAC and VOBA in proportion to gross profits. Given changes in facts and circumstances, these tests and reviews could lead to further reductions in DAC and/or VOBA that could have an adverse effect on the results of our operations and our financial condition. Significant or sustained equity market declines as well as investment could result in acceleration of amortization of the DAC and VOBA , resulting in a charge to income.

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

During periods of market disruption, such as the unprecedented market conditions since the second half of 2007, it may be difficult to value certain of our securities, such as sub-prime mortgage backed securities, if trading becomes less frequent and/or market data becomes less observable. There are and may continue to be certain asset classes that were in active markets with significant observable data that become illiquid due to the current financial environment or market conditions. As a result, valuations may include inputs and assumptions that are less observable or require greater estimation and judgment as well as valuation methods which are more complex. These values may not be ultimately realizable in a market transaction, and such values may change very rapidly as market conditions change and valuation assumptions are modified. Decreases in value may have a material adverse effect on our results of operations or financial condition.

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

On June 26, 2009, Moody’s affirmed the long-term senior debt rating of Prudential Financial at “Baa2” and the financial strength ratings of its life insurance subsidiaries at “A2,” and revised the outlook from negative to stable. The short-term debt rating of Prudential Funding remains on review for possible downgrade.

On June 3, 2009, S&P affirmed Prudential Financial’s long-term senior debt rating at “A” and short-term rating at “A-1.” S&P also affirmed the financial strength ratings of its life insurance subsidiaries at “AA-” and the short-term debt rating of Prudential Funding at “A1+.” The outlook for all of these companies remains stable.

On May 27, 2009, A.M. Best affirmed the financial strength ratings of Prudential Financial’s life subsidiaries at “A+,” and affirmed Prudential Financial’s long-term senior debt rating at “a-.” The outlook for both was revised from stable to negative.

On March 18, 2009, Moody’s lowered the long-term senior debt rating of Prudential Financial to “Baa2” from “A3” and lowered the financial strength ratings of its life insurance subsidiaries to “A2” from “Aa3,” with a negative outlook. Moody’s also placed the short-term debt rating of Prudential Funding on review for possible downgrade.

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

On February 10, 2009, Moody’s placed the long-term ratings of Prudential Financial and our life insurance subsidiaries on review for possible downgrade. The short-term ratings of Prudential Financial and Prudential Funding were affirmed with a stable outlook.

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

Prudential Insurance has been a member of the Federal Home Loan Bank of New York, or FHLBNY, since June 2008. Membership allows Prudential Insurance to participate in FHLBNY’s product line of financial services, including collateralized funding agreements, general asset/liability management, and collateralized advances that can be used for liquidity management and as an alternative source of funding. Under FHLBNY guidelines, if Prudential Insurance’s claims-paying ratings decline below certain levels, and the FHLBNY does not receive written assurances from the New Jersey Department of Banking and Insurance regarding Prudential Insurance’s solvency, new borrowings from the FHLBNY would be limited to a term of 90 days or less. Although Prudential Insurance’s ratings are currently at or above the required minimum levels, there can be no assurance that the ratings will remain at these levels in the future.

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

Losses due to defaults by others, including issuers of investment securities or reinsurance, bond insurers and derivative instrument counterparties, downgrades in the ratings of securities we hold or of bond insurers, insolvencies of insurers in jurisdictions where we write business, and other factors affecting our counterparties or the value of their securities could adversely affect the value of our investments, the realization of amounts contractually owed to us, result in assessments or additional statutory capital requirements or reduce our profitability or sources of liquidity.

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

The eligible collateral that Prudential Insurance is required to pledge to the FHLBNY in support of its borrowings includes qualifying mortgage-related assets, such as commercial mortgage-backed securities. Recently, the major rating agencies have downgraded the credit ratings of certain commercial mortgage-backed securities and may continue to do so. If future downgrades affect the commercial mortgage-backed securities pledged by Prudential Insurance to the FHLBNY, those securities would no longer constitute eligible collateral under FHLBNY guidelines. This could require Prudential Insurance to repay outstanding borrowings or to pledge replacement collateral to the FHLBNY, which could materially reduce the Company’s borrowing capacity from the FHLBNY and/or prevent use of that replacement collateral for asset-based financing transactions.

Intense competition, including the impact of government sponsored programs and other actions on us and our competitors, could adversely affect our ability to maintain or increase our market share or profitability.

We face intense competition both for the ultimate customers for our products and, in some cases, for distribution through non-affiliated distribution channels. We compete based on a number of factors including brand recognition, reputation, quality of service, investment performance of our products, product features, scope of distribution and distribution arrangements, price, perceived financial strength and claims-paying and credit ratings. A decline in our competitive position as to one or more of these factors could adversely affect our profitability and assets under management. Many of our competitors are large and well established and some have greater market share, breadth of distribution, offer a broader range of products, services or features, assume a greater level of risk, have lower profitability expectations or have higher claims-paying or credit ratings than we do. We could be subject to claims by competitors that our products infringe their patents, which could adversely affect our sales, profitability and financial position. Competition for personnel for our annuities businesses is intense. The loss of personnel could have an adverse effect on our business and profitability. As noted above, if Prudential Financial were to participate in certain U.S. government financial assistance programs, Prudential Financial would become subject to various restrictions, including restrictions on executive compensation, that could harm its competitive position.

The adverse market and economic conditions that began in the second half of 2007 and have continued can be expected to result in changes in the competitive landscape. Such conditions may also lead to changes by us or our competitors in product offerings, product pricing and business mix that could affect our and their relative sales volumes, market shares and profitability. It is also possible that such conditions may put U.S. companies with financial operations in non-U.S. locations at a competitive disadvantage relative to domestic companies operating in those locations and may impact sales in those locations. Additionally, the competitive landscape in which we operate may be further affected by the government programs in the U.S. and similar governmental actions outside of the U.S. in response to the severe dislocations in financial markets. Competitors receiving governmental financing or other assistance or subsidies, including governmental guarantees of their obligations, may obtain pricing or other competitive advantages.

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

The U.S. Treasury Department and the Internal Revenue Service have indicated that they intend to address through regulations the methodology to be followed in determining the dividends received deduction, or DRD, related to variable life insurance and annuity contracts. The DRD reduces the amount of dividend income subject to tax and is a significant component of the difference between our actual tax expense and expected amount determined using the federal statutory tax rate of 35%. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through regulations or legislation, could increase our actual tax expense and reduce our net income.

On May 11, 2009, the Obama Administration released the “General Explanations of the Administration’s Revenue Proposals.” Although the Administration has not released proposed statutory language, the “General Explanations of the Administration’s Revenue Proposals” includes proposals which if enacted, would affect the taxation of life insurance companies and certain life insurance products. In particular, the proposals would affect the treatment of corporate owned life insurance policies, or COLIs, by limiting the availability of certain interest deductions for companies that purchase those policies. The proposals would also change the method used to determine the amount of dividend income received by a life insurance company on assets held in separate accounts used to support products, including variable life insurance and variable annuity contracts, that is eligible DRD. If proposals of this type were enacted, Prudential Financial’s sale of COLI, variable annuities, and variable life products could be adversely affected and its actual tax expense could increase, reducing earnings.

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

Many insurance regulatory and other governmental or self-regulatory bodies have the authority to review our products and business practices and those of our agents and employees and to bring regulatory or other legal actions against us if, in their view, our practices, or those of our agents or employees, are improper. These actions can result in substantial fines, penalties or prohibitions or restrictions on our business activities and could adversely affect our business, reputation, results of operations or financial condition. For a discussion of material pending litigation and regulatory matters, see “Contingent Liabilities and Litigation and Regulatory Matters” in the Notes to Unaudited Financial Statements included in this Quarterly Report on Form 10-Q.

Insurance regulators, as well as industry participants, have begun to consider potentially significant changes in the way in which statutory reserves and statutory capital are determined, particularly for products with embedded options and guarantees. New regulatory capital requirements have already gone into effect for variable annuity products and new reserving requirements for these products are scheduled to be implemented as of the end of 2009. The timing of, and extent of, such changes to the statutory reporting framework are uncertain; however, the result could be increases to statutory reserves and capital, and an adverse effect on our products, sales and operating costs. Moreover, insurance regulators recently deferred mandatory adoption of changes to the statutory accounting rules for loan-backed and structured securities. Further changes to these rules by insurance regulators, or the timing of the Company’s application of these rules, are possible, given the deferral and other uncertainty around the resolution of these accounting rules.

In view of recent events involving certain financial institutions, it is likely that the U.S. federal government will heighten its oversight of companies in the financial services industry such as us, including broad regulations intended to address systemic risks to the financial system. The Obama Administration has proposed the creation of an Office of National Insurance within the U.S. Treasury. In recently circulated draft legislation, the Administration has proposed that the role of the Office of National Insurance would be , among other things, to monitor the insurance industry, designate insurers or their affiliates as entities subject to regulation as “Tier 1 financial holding companies”, as discussed above, gather information, develop expertise, negotiate international agreements, and coordinate policy in the insurance sector. We cannot predict whether this or other proposals will be adopted, or what impact, if any, such proposals or, if enacted, such laws, could have on our business, financial condition or results of operations. Significant regulatory changes are under consideration in other jurisdictions as well, as they consider their responses to current financial industry issues.

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

Material pending litigation and regulatory matters affecting us, and certain risks to our businesses presented by such matters, are discussed under “Contingent Liabilities and Litigation and Regulatory Matters” in the Notes to Unaudited Financial Statements included in this Quarterly Report on Form 10-Q. As described there, settlement of the market timing matters relating to certain Skandia entities could involve, in addition to the payment of fines, penalties and restitution, continuing monitoring, changes to and/or supervision of our business practices, findings that may adversely affect existing or cause additional litigation, adverse publicity and other adverse effects on our businesses.

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

•

Pandemic disease, caused by a virus such as H5N1, the “avian flu” virus, or H1N1, the “swine flu” virus, could have a severe adverse effect on Prudential Financial’s business. The potential impact of such a pandemic on Prudential Financial’s results of operations and financial position is highly speculative, and would depend on numerous factors, including: in the case of the avian flu virus, the probability of the virus mutating to a form that can be passed easily from human to human; the effectiveness of vaccines and the rate of contagion; the regions of the world most affected; the effectiveness of treatment for the infected population; the rates of mortality and morbidity among various segments of the insured versus the uninsured population; the collectability of reinsurance; the possible macroeconomic effects of a pandemic on the Company’s asset portfolio; the effect on lapses and surrenders of existing policies, as well as sales of new policies; and many other variables.

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

August 14, 2009

Exhibit Index

Exhibit Number and Description

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.