Form 10-Q/A
period 2009-03-31
PRUDENTIAL ANNUITIES LIFE ASSURANCE CORP/CT
filed 2009-09-04
CIK 881453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Prudential Annuities Life Assurance Corporation meets the conditions set forth in General Instruction (H) (1) (a) and (b) on Form 10-Q and

is therefore filing this Form 10-Q/A in the reduced disclosure format.

TABLE OF CONTENTS

Page Number
PART I FINANCIAL INFORMATION

Explanatory Note	3

PART II OTHER INFORMATION

Item 6. Exhibits	3

SIGNATURES	4

Amendment to the Quarterly Report on Form 10-Q

For the Quarter Ended March  31, 2009

EXPLANATORY NOTE

Prudential Annuities Life Assurance Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, which was originally filed on May 15, 2009 (the “Original Filing”), to amend Item 6 of the Original Filing.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment amends the Original Filing and contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. This Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Company’s other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including the amendments to those filings, if any.

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

September 4, 2009

Exhibit Index

Exhibit Number and Description

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.