Form 10-Q/A
period 2009-06-30
PRUDENTIAL ANNUITIES LIFE ASSURANCE CORP/CT
filed 2009-09-04
CIK 881453

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

Amendment to the Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2009

EXPLANATORY NOTE

Prudential Annuities Life Assurance Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, which was originally filed on August 14, 2009 (the “Original Filing”), to amend Item 6 of the Original Filing.

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