Form 10-Q
period 2009-09-30
PRUDENTIAL ANNUITIES LIFE ASSURANCE CORP/CT
filed 2009-11-13
CIK 881453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of the Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer ☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No☒

As of November 13, 2009, 25,000 shares of the registrant’s Common Stock (par value $100) consisting of 100 voting shares and 24,900 non-voting shares, were outstanding. As of such date, Prudential Annuities, Inc. formerly known as American Skandia, Inc., an indirect wholly owned subsidiary of Prudential Financial, Inc., a New Jersey corporation, owned all of the registrant’s Common Stock.

Prudential Annuities Life Assurance Corporation meets the conditions set forth in General Instruction (H) (1) (a) and (b) on Form 10-Q and

is therefore filing this Form 10-Q in the reduced disclosure format.

FORWARD LOOKING STATEMENTS

Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Prudential Annuities Life Assurance Corporation. There can be no assurance that future developments affecting Prudential Annuities Life Assurance Corporation will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial markets, particularly in light of severe economic conditions and the severe stress experienced by the global financial markets since the second half of 2007; (2) the availability and cost of external financing for our operations, which has been affected by the stress experienced by the global financial markets; (3) interest rate fluctuations; (4) reestimates of our reserves for future policy benefits and claims; (5) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates, or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (6) changes in our assumptions related to deferred policy acquisition costs, valuation of business acquired or goodwill; (7) changes in our claims-paying or credit ratings; (8) investment losses, defaults and counterparty non-performance; (9) competition in our product lines and for personnel; (10) changes in tax law; (11) regulatory or legislative changes, including government actions in response to the stress experienced by the global financial markets; (12) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities; (13) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (14) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (15) effects of acquisitions, divestitures and restructurings, including possible difficulties in integrating and realizing the projected results of acquisitions; (16) changes in statutory or U.S. GAAP accounting principles, practices or policies; and (17) changes in assumptions for retirement expense. As noted above, the period since the second half of 2007 has been characterized by extreme adverse market and economic conditions. The foregoing risks are even more pronounced in these unprecedented market and economic conditions. Prudential Annuities Life Assurance Corporation does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 for discussion of certain risks relating to our businesses and investment in our securities.

PART I-FINANCIAL INFORMATION

ITEM 1. Financial Statements

Prudential Annuities Life Assurance Corporation

Unaudited Interim Statements of Financial Position

As of September 30, 2009 and December 31, 2008 (in thousands, except share amounts)

	September 30, 2009	December 31, 2008

ASSETS
Fixed maturities available for sale, at fair value (amortized cost – 2009: $6,731,538; 2008: $9,893,430)	$7,234,976	$9,869,342
Trading account assets, at fair value	82,610	51,422
Equity securities available for sale, at fair value (cost – 2009:$17,622; 2008: $12,024)	18,567	10,119
Commercial mortgage and other loans	328,585	371,744
Policy loans	13,147	13,419
Short-term investments	228,228	254,046
Other long-term investments	4,123	37,529

Total investments	7,910,236	10,607,621

Cash and cash equivalents	3,378	26,549
Deferred policy acquisition costs	1,164,288	1,247,131
Accrued investment income	85,362	91,301
Reinsurance recoverable	493,500	2,110,264
Income taxes receivable	252,741	259,541
Valuation of business acquired	48,936	78,382
Deferred sales inducements	727,807	726,314
Receivables from parent and affiliates	124,401	65,151
Investment receivable on open trades	296,235	26,541
Other assets	6,379	52,461
Separate account assets	37,276,324	24,259,992

TOTAL ASSETS	$48,389,587	$39,551,248

LIABILITIES AND STOCKHOLDER’S EQUITY

LIABILITIES
Policyholders’ account balances	$7,535,622	$10,261,698
Future policy benefits and other policyholder liabilities	783,690	2,486,584
Payables to parent and affiliates	136,969	54,107
Cash collateral for loaned securities	454,675	269,461
Short-term borrowing	3,001	186,268
Long-term borrowing	175,000	179,547
Investment payable on open trades	-	5
Other liabilities	233,578	153,011
Separate account liabilities	37,276,324	24,259,992

TOTAL LIABILITIES	$46,598,859	$37,850,673

Commitments and Contingent Liabilities (See Note 4)

STOCKHOLDER’S EQUITY
Common stock, $100 par value; 25,000 shares, authorized, issued and outstanding	$2,500	$2,500
Additional paid-in capital	974,921	974,921
Retained earnings	659,712	729,100
Accumulated other comprehensive income (loss)	153,595	(5,946)

Total stockholder’s equity	$1,790,728	$1,700,575

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$48,389,587	$39,551,248

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation

Unaudited Interim Statements of Operations and Comprehensive Income

Three Months and Nine Months Ended September 30, 2009 and 2008 (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
REVENUES

Premiums	$3,862	$6,537	$10,699	$18,074
Policy charges and fee income	80,212	160,812	262,899	518,314
Net investment income	116,525	82,237	393,406	184,095
Asset administration fees and other income	52,605	51,909	131,291	164,818
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(1,730)	(3,861)	(23,489)	(21,410)
Other-than-temporary impairments on fixed maturity securities transferred to Other	(3,393)	-	12,136	-
Comprehensive Income
Other realized investment gains (losses), net	(22,208)	(26,187)	18,158	(73,471)

Total realized investment gains (losses), net	(27,331)	(30,048)	6,805	(94,881)

Total revenues	$225,873	$271,447	$805,100	$790,420

BENEFITS AND EXPENSES

Policyholders’ benefits	(39,886)	157,319	(1,720)	196,192
Interest credited to policyholders’ account balances	72,237	78,592	350,821	167,115
Amortization of deferred policy acquisition costs	19,554	81,201	332,217	160,477
General, administrative and other expenses	99,735	97,523	275,486	290,095

Total benefits and expenses	$151,640	$414,635	$956,804	$813,879

Income (loss) from operations before income taxes	$74,233	$(143,188)	$(151,704)	$(23,459)

Income tax (benefit) expense	(4,925)	(39,486)	(96,801)	(31,032)

NET INCOME (LOSS)	$79,158	$(103,702)	$(54,903)	$7,573

Change in net unrealized investment gains (losses), net of taxes (1)	110,593	(36,888)	168,248	(48,552)

COMPREHENSIVE INCOME (LOSS)	$189,751	$(140,590)	$113,345	$(40,979)

(1)

Amounts are net of tax benefits (expense) of $(60.6) million and $21.4 million for the three months ended September 30, 2009 and 2008, respectively; and $(92.2) million and $27.8 million for the nine months ended September 30, 2009 and 2008, respectively.

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation

Unaudited Interim Statement of Equity

Nine Months Ended September 30, 2009 and 2008 (in thousands)

	Common Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total equity

Balance, December 31, 2008	$2,500	$974,921	$729,100	$(5,946)	$1,700,575
Net income (loss)	-	-	(54,903)	-	(54,903)
Impact of adoption of new guidance for other-than-temporary impairments of debt securities, net of taxes	-	-	8,707	(8,707)	-
Distribution from/(to) parent	-	-	(23,192)		(23,192)
Other comprehensive income net of taxes	-	-	-	168,248	168,248

Balance, September 30, 2009	$2,500	$974,921	$659,712	$153,595	$1,790,728

	Common Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total equity

Balance, December 31, 2007	$2,500	$434,096	$709,142	$2,537	$1,148,275
Net income			7,573		7,573
Other comprehensive income (loss), net of taxes				(48,552)	(48,552)

Balance, September 30, 2008	$2,500	$434,096	$716,715	$(46,015)	$1,107,296

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation

Unaudited Interim Statements of Cash Flows

Nine Months Ended September 30, 2009 and 2008 (in thousands)

	Nine months ended September 30, 2009	Nine months ended September 30, 2008
CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES:
Net income (loss)	$(54,903)	$7,573
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment (gains) losses, net	(6,805)	94,882
Amortization and depreciation	(9,501)	22,009
Interest credited to policyholders’ account balances	386,291	126,074
Change in:
Policy reserves	(1,694,973)	535,683
Accrued investment income	6,293	(39,987)
Trading account assets	(9,920)	3,142
Net receivable (payable) to parent and affiliates	29,457	13,156
Deferred sales inducements	(67,131)	(139,530)
Deferred policy acquisition costs	(120,530)	(167,174)
Income taxes payable (receivable)	(85,575)	(31,022)
Reinsurance Recoverable	1,616,764	(388,046)
Other, net	(103,518)	(21,618)

Cash Flows (Used in) From Operating Activities	$(114,051)	$15,142

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Proceeds from the sale/maturity of:
Fixed maturities, available for sale	$6,020,101	$4,386,952
Equity securities, available for sale	11,624	34
Commercial mortgage and other loans	52,051	6,472
Trading account assets	5,722	-
Policy loans	45	1,233
Other long-term investments	374	504
Short-term investments	4,635,665	10,038,334
Payments for the purchase/origination of:
Fixed maturities, available for sale	(2,932,061)	(10,455,145)
Equity securities, available for sale	(17,500)	-
Commercial mortgage and other loans	(10,495)	(6,738)
Trading account assets	(23,191)	-
Policy loans	(238)	(1,762)
Other long-term investments	(11,436)	(25,651)
Short-term investments	(4,609,670)	(11,428,567)

Cash Flows from (Used in) Investing Activities	$3,120,991	$(7,484,334)

CASH FLOWS (USED IN) FROM FINANCING ACTIVITIES:
Decrease in future fees payable to PAI, net	$(734)	$(10,161)
Cash collateral for loaned securities	185,214	153,835
Securities sold under agreement to repurchase	-	191
Repayments of debt (maturities longer than 90 days)	(4,547)	(30,000)
Net increase (decrease) in short-term borrowing	(183,267)	161,793
Drafts outstanding	3,702	(15,436)
Capital contribution from (to) Parent	(23,192)	-
Policyholders’ account balances
Deposits	2,754,641	10,331,938
Withdrawals	(5,761,928)	(2,574,500)

Cash Flows (Used in) From Financing Activities	$(3,030,111)	$8,017,660

Net increase (decrease) in cash and cash equivalents	(23,171)	548,468
Cash and cash equivalents, beginning of year	26,549	697

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,378	$549,165

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

1.	BUSINESS

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

The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and on a basis consistent with reporting interim financial information in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”). The Company has evaluated subsequent events through November 13, 2009, the date these financial statements were issued as part of this Quarterly Report on Form 10-Q.

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

Investments in Debt and Equity Securities

Fixed maturities are comprised of bonds, notes and redeemable preferred stock. Fixed maturities classified as “available for sale” are carried at fair value. See Note 7 for additional information regarding the determination of fair value. The amortized cost of fixed maturities is adjusted for amortization of premiums and accretion of discounts to maturity. Interest income, as well as the related amortization of premium and accretion of discount is included in “Net investment income” under the effective yield method. For mortgage-backed and asset-backed securities, the effective yield is based on estimated cash flows, including prepayment assumptions based on data from widely accepted third-party data sources or internal estimates. In addition to prepayment assumptions, cash flow estimates vary based on assumptions regarding the underlying collateral including default rates and changes in value. These assumptions can significantly impact income recognition and the amount of other-than-temporary impairments

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

3.	ACCOUNTING POLICIES AND ACCOUNTING PRONOUNCEMENTS (continued)

recognized in other comprehensive income. For high credit quality mortgage-backed and asset-backed securities (those rated AA or above), cash flows are provided quarterly, and the amortized cost and effective yield of the security are adjusted as necessary to reflect historical prepayment experience and changes in estimated future prepayments. The adjustments to amortized cost are recorded as a charge or credit to net investment income in accordance with the retrospective method. For asset-backed and mortgage-backed securities rated below AA, the effective yield is adjusted prospectively for any changes in estimated cash flows. See the discussion below on realized investment gains and losses for a description of the accounting for impairments as well as the impact of the Company’s adoption of new authoritative guidance for the recognition and presentation of other-than-temporary impairments for debt securities. Unrealized gains and losses on fixed maturities classified as “available for sale,” net of tax, and the effect on deferred policy acquisition costs, valuation of business acquired, deferred sales inducements, future policy benefits and policyholders’ dividends that would result from the realization of unrealized gains and losses, are included in “Accumulated other comprehensive income (loss).”

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

Equity securities, available for sale are comprised of common stock, and non-redeemable preferred stock, and are carried at fair value. The associated unrealized gains and losses, net of tax, and the effect on deferred policy acquisition costs, valuation of business acquired, and future policy benefits that would result from the realization of unrealized gains and losses, are included in “Accumulated other comprehensive income (loss)”. The cost of equity securities is written down to fair value when a decline in value is considered to be other than temporary. See the discussion below on realized investment gains and losses for a description of the accounting for impairments. Dividends from these investments are recognized in “Net investment income” when declared.

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

In addition, in April 2009, the Financial Accounting Standards Board (FASB) revised the authoritative guidance for the recognition and presentation of other-than-temporary impairments for debt securities. The Company early adopted this guidance on January 1, 2009. This guidance indicates that an other-than-temporary impairment must be recognized in earnings for a debt security in an unrealized loss position when an entity either (a) has the intent to sell the debt security or (b) more likely than not will be required to sell the debt security before its anticipated recovery. Prior to the adoption of this guidance the Company was required to record an other-than-temporary impairment for a debt security unless it could assert that it had both the intent and ability to hold the security for a period of time sufficient to allow for a recovery in its’ fair value to its amortized cost basis. For all debt securities in unrealized loss positions that do not meet either of these two criteria, the guidance requires that the Company analyze its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the debt security prior to impairment. The Company may use the estimated fair value of collateral as a proxy for the net present value if it believes that the security is dependent on the liquidation of collateral for recovery of its investment. If the net present value is less than the amortized cost of the investment, the difference is recorded as an other-than-temporary impairment.

Under the authoritative guidance for the recognition and presentation of other-than-temporary impairments, when an other-than-temporary impairment of a debt security has occurred, the amount of the other-than-temporary impairment recognized in earnings depends on whether the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis. If the debt security meets either of these two criteria, the other-than-temporary impairment recognized in earnings is equal to the entire difference between the security’s amortized cost basis and its fair value at the impairment measurement date. For other-than-temporary impairments of debt securities that do not meet these two criteria, the net amount recognized in earnings is equal to

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

3.	ACCOUNTING POLICIES AND ACCOUNTING PRONOUNCEMENTS (continued)

the difference between the amortized cost of the debt security and its net present value calculated as described above. Any difference between the fair value and the net present value of the debt security at the impairment measurement date is recorded in “Other comprehensive income (loss).” Unrealized gains or losses on securities for which an other-than-temporary impairment has been recognized in earnings is tracked as a separate component of “Accumulated other comprehensive income (loss).” Prior to the adoption of this guidance in 2009, an other-than-temporary impairment recognized in earnings for debt securities was equal to the total difference between amortized cost and fair value at the time of impairment.

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

Derivatives are recorded as assets, within “Other long-term investments,” in the Statement of Financial Position, except for embedded derivatives, which are recorded in the Statement of Financial Position with the associated host contract. The Company nets the fair value of all derivative financial instruments with counterparties for which a master netting arrangement has been executed. As discussed in detail below and in Note 8, all realized and unrealized changes in fair value of derivatives, with the exception of the effective portion of cash flow hedges, are recorded in current earnings. Cash flows from these derivatives are reported in the operating and investing activities sections in the Statement of Cash Flows.

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

The Company is a party to financial instruments that contain derivative instruments that are “embedded” in the financial instruments. At inception, the Company assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the financial instrument (i.e., the host contract) and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and changes in its fair value are included in “Realized investment gains (losses), net.” For certain financial instruments that contain an embedded derivative that otherwise would need to be bifurcated and reported at fair value, the Company may elect to classify the entire instrument as a trading account asset and report it within “Trading account assets,” at fair value. The Company has entered into reinsurance agreements to transfer the risk related to the embedded derivatives contained in certain insurance product to affiliates. These reinsurance agreements are derivatives and have been accounted in the same manner as the embedded derivative.

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

Accounting Pronouncements Adopted

In June 2009, the FASB issued authoritative guidance for, and on July 1, 2009 launched, the FASB’s Accounting Standards Codification TM as the source of authoritative U.S. GAAP to be applied by nongovernmental entities. The Codification is not intended to change U.S. GAAP but is a new structure which takes accounting pronouncements and organizes them by accounting topic. This guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company’s adoption of this guidance effective for the interim reporting period ending September 30, 2009 impacts the way the Company references U.S. GAAP accounting standards in the financial statements.

In May 2009, the FASB issued authoritative guidance for subsequent events, which addresses the accounting for and disclosure of subsequent events not addressed in other applicable GAAP, including disclosure of the date through which subsequent events have been evaluated. This guidance is effective for interim or annual periods ending after June 15, 2009. The Company’s adoption of this guidance effective with the interim period ending June 30, 2009 did not have a material effect on the Company’s financial position or results of operations. The required disclosure of the date through which subsequent events have been evaluated is provided in Note 1.

In April 2009, the FASB revised the authoritative guidance for disclosures about fair value of financial instruments. This new guidance requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance also amends the disclosure requirements. This guidance is effective for interim reporting periods ending after June 15, 2009. The Company adopted this guidance effective with the interim period ending June 30, 2009. The required disclosures are provided in Note 7.

In April 2009, the FASB revised the authoritative guidance for the recognition and presentation of other-than-temporary impairments. This new guidance amends the other-than-temporary impairment guidance for debt securities and expands the presentation and disclosure requirements of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance also requires that the required annual disclosures be made for interim reporting periods. This guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This guidance is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this guidance on January 1, 2009, which resulted in a net after-tax increase to retained earnings and decrease to accumulated other comprehensive income (loss) of $8.7 million, as of January 1, 2009. The disclosures required by this new guidance are provided in Note 6. See “Realized investment gains (losses)” above for more information.

In April 2009, the FASB revised the authoritative guidance for fair value measurements and disclosures to provide guidance on (1) estimating the fair value of an asset or liability if there was a significant decrease in the volume and level of trading activity for these assets or liabilities, and (2) identifying transactions that are not orderly. Further, this new guidance requires additional disclosures about fair value measurements in interim and annual periods. This guidance is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The Company’s early adoption of this guidance effective January 1, 2009 did not have a material effect on the Company’s financial position or results of operations. The disclosures required by this revised guidance are provided in Note 7.

In September 2008, the FASB Emerging Issues Task Force (“EITF”) reached consensus on issuers’ accounting for liabilities measured at fair value with a third-party credit enhancement. The consensus concluded that (a) the issuer of a liability (including debt) with a third-party credit enhancement that is inseparable from the liability, shall not include the effect of the credit enhancement in the fair value measurement of the liability; (b) the issuer shall disclose the existence of any third-party credit enhancement on such liabilities, and (c) in the period of adoption the issuer shall disclose the valuation techniques used to measure the fair value of such liabilities and disclose any changes from valuation techniques used in prior periods. The Company’s adoption of this guidance on a prospective basis effective January 1, 2009 did not have a material effect on the Company’s financial position or results of operations.

In June 2008, the FASB EITF reached consensus on the following issues contained in authoritative guidance for derivative instruments and hedging activities for determining whether an instrument (or an embedded feature) is indexed to an entity’s own stock: (1) how an entity should evaluate whether an instrument (or embedded feature) is indexed to the entity’s own stock; (2) how the currency in which the strike price of an equity-linked financial instrument (or embedded equity-linked feature) is denominated affects the determination of whether the

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

3.	ACCOUNTING POLICIES AND ACCOUNTING PRONOUNCEMENTS (continued)

instrument is indexed to the entity’s own stock; (3) how an issuer should account for equity-linked financial instruments issued to investors for purposes of establishing a market-based measure of the grant-date fair value of employee stock options. This guidance clarifies what instruments qualify as indexed to an entity’s own stock and are thereby eligible for equity classification. The Company’s adoption of this guidance effective January 1, 2009 did not have a material effect on the Company’s financial position or results of operations.

In April 2008, the FASB revised the authoritative guidance for the determination of the useful life intangible assets. This new guidance amends the list of factors an entity should consider in developing renewal or extension assumptions used to determine the useful life of recognized intangible assets. This guidance is effective for fiscal years and interim periods beginning after December 15, 2008, with the guidance for determining the useful life of a recognized intangible asset being applied prospectively to intangible assets acquired after the effective date and the disclosure requirements being applied prospectively to all intangible assets recognized as of, and after, the effective date. The Company’s adoption of this guidance effective January 1, 2009 did not have a material effect on the Company’s financial position or results of operations.

In March 2008, the FASB issued authoritative guidance for derivative instruments and hedging activities which amends and expands the disclosure requirements for derivative instruments and hedging activities by requiring companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for , and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Company’s adoption of this guidance effective January 1, 2009 did not have a material effect on the Company’s financial position or results of operations. The required disclosure is included in Note 8.

In February 2008, the FASB issued the authoritative guidance for the accounting for transfers of financial assets and repurchase financing transactions. The new guidance provides recognition and derecognition guidance for a repurchase financing transaction, which is a repurchase agreement that relates to a previously transferred financial asset between the same counterparties, that is entered into contemporaneously with or in contemplation of, the initial transfer. The guidance is effective for fiscal years beginning after November 15, 2008. The Company’s adoption of this guidance on a prospective basis effective January 1, 2009 did not have a material effect on the Company’s financial position or results of operations.

In February 2008, the FASB issued the authoritative guidance which delays the effective date of the authoritative guidance related to fair value measurements and disclosures for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company’s adoption of this guidance effective January 1, 2009 did not have a material effect on the Company’s financial position or results of operations.

Recent Accounting Pronouncements

In September 2009, the FASB issued updated guidance for the fair value measurement of investments in certain entities that calculate net asset value per share including certain alternative investments such as hedge funds, private equity funds, and venture capital funds. This guidance allows companies to determine the fair value of such investments using net asset value (“NAV”) as a practical expedient if the fair value of the investment is not readily determinable and the investee entity issues financial statements in accordance with measurement principles for investment companies. Use of this practical expedient is prohibited if it is probable the investment will be sold at something other than NAV. This guidance also requires new disclosures for each major category of alternative investments. It is effective for the first annual or interim reporting period ending after December 15, 2009, with early application permitted. The Company will adopt this guidance effective December 31, 2009. The Company is currently assessing the impact of this guidance on the Company’s financial position, results of operations, and financial statement disclosures.

In August 2009, the FASB issued updated guidance for the fair value measurement of liabilities. This guidance includes techniques for measuring fair value when a quoted price in an active market for the identical liability is not available and clarifies that restrictions preventing the transfer of a liability should not be considered as a separate input or adjustment in the measurement of its fair value, This guidance is effective for the first reporting period (including interim periods) beginning after issuance. The Company will adopt this guidance effective with the annual reporting period ended December 31, 2009. The Company is currently assessing the impact of this guidance on the Company’s financial position, results of operations, and financial statement disclosures.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

3.	ACCOUNTING POLICIES AND ACCOUNTING PRONOUNCEMENTS (continued)

In June 2009, the FASB issued authoritative guidance which changes the analysis required to determine whether or not an entity is a variable interest entity (“VIE”). In addition, the guidance changes the determination of the primary beneficiary of a VIE from a quantitative to a qualitative model. Under the new qualitative model, the primary beneficiary must have both the ability to direct the activities of the VIE and the obligation to absorb either losses or gains that could be significant to the VIE. This guidance also changes when reassessment is needed, as well as requires enhanced disclosures, including the effects of a company’s involvement with a VIE on its financial statements. This guidance is effective for interim and annual reporting periods beginning after November 15, 2009. The Company will adopt this guidance effective January 1, 2010. The Company is currently assessing the impact of this guidance on the Company’s financial position, results of operations, and financial statement disclosures.

In June 2009, the FASB issued authoritative guidance which changes the accounting for transfers of financial assets, and is effective for transfers of financial assets occurring in interim and annual reporting periods beginning after November 15, 2009. It removes the concept of a qualifying special-purpose entity (“QSPE”) from the guidance for transfers of financial assets and removes the exception from applying the guidance for consolidation of variable interest entities to qualifying special-purpose entities. It changes the criteria for achieving sale accounting when transferring a financial asset and changes the initial recognition of retained beneficial interests. The guidance also defines “participating interest” to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale. Disclosure provisions will be applied to transfers that occurred both before and after January 1, 2010. The Company will adopt this guidance effective January 1, 2010. The Company is currently assessing the impact of this guidance on the Company’s financial position, results of operations, and financial statement disclosures.

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

In April 2009, AST Investment Services, Inc., formerly named American Skandia Investment Services, Inc. (“ASISI”), reached a resolution of the previously disclosed investigations by the SEC and NYAG into market timing related misconduct involving certain variable annuities. The settlements relate to conduct that generally occurred between January 1998 and September 2003. ASISI is an affiliate of the Company and serves as investment manager for certain investment options under the Company’s variable life insurance and annuity products. Prudential Financial acquired ASISI from Skandia Insurance Company Ltd. (publ) (“Skandia”) in May 2003. Subsequent to the acquisition, Prudential Financial implemented controls, procedures and measures designed to protect customers from the types of activities involved in these investigations. These settlements resolve the investigations by the above named authorities into these matters, subject to the settlement terms. Under the terms of the settlements, ASISI has paid a total of $34 million in disgorgement and an additional $34 million as a civil money penalty. These amounts will be paid into a Fair Fund administered by the SEC to compensate those harmed by the market timing related activities. Pursuant to the settlements, ASISI has retained, at its ongoing cost and expense, the services of an Independent Distribution Consultant acceptable to the Staff of the SEC to develop a proposed plan for the distribution of Fair Fund amounts according to a methodology developed in consultation with and acceptable to the Staff. As part of these settlements, ASISI has undertaken that by the end of 2009 it will undergo a compliance review by an independent third party, who shall issue a report of its findings and recommendations to ASISI’s Board of Directors, the Audit Committee of the Advanced Series Trust Board of Trustees and the Staff of the SEC. In addition, ASISI

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

The Company is charged for its share of employee benefits expenses. These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Some of these benefits are based on earnings and length of service. Other benefits are based on an account balance, which takes into consideration age, service and earnings during career. The Company’s share of net expense for the pension plans was $1.4 million and $1.5 million for the three months ended September 30, 2009 and 2008, respectively; and $4.2 million and $4.4 million for the nine months ended September 30, 2009 and 2008, respectively.

Prudential Insurance sponsors voluntary savings plans for the Company’s employees (“401(k) plans”). The 401(k) plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The expense charged to the Company for the matching contribution to the 401(k) plans was $0.8 million and $0.7 million for the three months ended September 30, 2009 and 2008, respectively; and $2.2 million and $2.1 million for the nine months ended September 30, 2009 and 2008, respectively.

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

On May 1, 2004, the Company entered into a $500 million credit facility agreement with Prudential Funding, LLC. Effective July 3, 2007, the credit facility agreement was increased to $800 million. As of September 30, 2009 and December 31, 2008, $3.0 million and $186.3 million, respectively, was outstanding under this credit facility.

Reinsurance Agreements

During 2009, the Company entered into a new reinsurance agreement with an affiliate as part of its risk management and capital management strategies. Effective August 24, 2009, the Company entered into a coinsurance agreement with Pruco Reinsurance, LTD (“Pruco Re”) providing for 100% reinsurance of its Highest Daily Lifetime 6 Plus (“HD6 Plus”) and Spousal Highest Daily Lifetime 6 Plus (“SHD6 Plus”) benefit features sold on certain of its annuities. Effective June 30, 2009, the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Highest Daily Lifetime 7 Plus (“HD7 Plus”) and Spousal Highest Daily Lifetime 7 Plus (“SHD7 Plus”) benefit features sold on certain of its annuities.

During 2008, the Company entered into three new reinsurance agreements with an affiliate as part of its risk management and capital management strategies. Effective January 28, 2008, the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Highest Daily Lifetime 7 (“HD7”) and Spousal Highest Daily Lifetime 7 (“SHD7”) benefit features sold on certain of its annuities. Effective January 28, 2008, the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Guaranteed Return Option Plus 2008 (“GRO Plus 2008”) benefit feature sold on certain of its annuities. Effective January 28, 2008 the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Highest Daily Guaranteed Return Option (“HD GRO”) benefit feature sold on certain of its annuities.

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

Effective November 20, 2006, the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Highest Daily Lifetime 5 benefit (“HDLT5”) feature.

Effective March 20, 2006, the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Spousal Lifetime 5 benefit (“SLT5”) feature.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

5.	RELATED PARTY TRANSACTIONS (continued)

During 2004, the Company entered into two reinsurance agreements with affiliates as part of our risk management and capital management strategies. The Company entered into a 100% coinsurance agreement with Prudential Insurance providing for the reinsurance of its guaranteed minimum withdrawal benefit feature (“GMWB”). The Company also entered into a 100% coinsurance agreement with Pruco Re providing for the reinsurance of its guaranteed return option (“GRO”).

Affiliated Asset Administration Fee Income

In accordance with an agreement with AST Investment Services, Inc., formerly known as American Skandia Investment Services, Inc, the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust, formerly known as American Skandia Trust. Income received from AST Investment Services, Inc. related to this agreement was $41.1 million and $41.5 million, for the three months ended September 30, 2009 and 2008, respectively; and $96.8 million and $134.1 million for the nine months ended September 30, 2009 and 2008 respectively. These revenues are recorded as “Asset administration fees” in the Unaudited Interim Statements of Operations and Comprehensive Income.

Derivative Trades

In the ordinary course of business, the Company enters into over-the-counter (“OTC”) derivative contracts with an affiliate, Prudential Global Funding, LLC. For these OTC derivative contracts, Prudential Global Funding, LLC manages credit risk by entering into derivative transactions with major international financial institutions and other creditworthy counterparties, and by obtaining collateral where appropriate. Additionally, limits are set on single party credit exposures which are subject to periodic management review.

Purchase of fixed maturities from an affiliate

During 2009, the Company purchased fixed maturities securities from an affiliated company, Prudential Insurance. These securities were recorded at an amortized cost of $910.7 million and a fair value of $933.9 million. The net difference between historic amortized cost and the fair value was $23.2 million and was recorded as a capital distribution on the Company’s unaudited interim financial statements and cashflows.

6.	INVESTMENTS

Fixed Maturities and Equity Securities

The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) as of the dates indicated:

	September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in thousands)
Fixed maturities, available for sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$219,968	$862	$1,855	$218,975
Obligations of U.S. states and their political subdivisions	68,236	6,082	-	74,318
Foreign government bonds	139,298	14,671	-	153,969
Corporate securities	4,622,765	432,242	9,042	5,045,965
Asset-backed securities (1)	242,428	17,859	13,745	246,542
Commercial mortgage-backed securities	545,345	7,872	11,797	541,420
Residential mortgage-backed securities (2)	893,498	60,392	103	953,787

Total fixed maturities, available for sale	$6,731,538	$539,980	$36,542	$7,234,976

Equity securities, available for sale	$17,622	$1,709	$764	$18,567

(1)    Includes credit tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.

(2)    Includes publicly traded agency pass-through securities and collateralized mortgage obligations

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

6.	INVESTMENTS (continued)

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in thousands)
Fixed maturities, available for sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$931,416	$29,907	$28,130	$933,193
Obligations of U.S. states and their political subdivisions	33,389	3,407	34	36,762
Foreign government bonds	36,730	357	1,797	35,290
Corporate securities	4,403,655	155,085	96,492	4,462,248
Asset-backed securities	229,212	318	22,212	207,318
Commercial mortgage-backed securities	937,129	482	167,173	770,438
Residential mortgage-backed securities	3,321,899	102,503	309	3,424,093

Total fixed maturities, available for sale	$9,893,430	$292,059	$316,147	$9,869,342

Equity securities, available for sale	$12,024	$111	$2,016	$10,119

The amortized cost and fair value of fixed maturities by contractual maturities at September 30, 2009 are as follows:

	Available for sale
	Amortized Cost	Fair value
	(in thousands)

Due in one year or less	$128,009	$131,483
Due after one year through five years	3,043,840	3,324,071
Due after five years through ten years	1,317,078	1,414,198
Due after ten years	561,340	623,475
Commercial mortgage backed securities	545,345	541,420
Residential mortgage-backed securities	893,498	953,788
Asset backed securities	242,428	246,541

Total	$6,731,538	$7,234,976

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

The following table depicts the sources of fixed maturity proceeds and related gross investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Fixed maturities, available for sale:

Proceeds from sales	$5,696,227	$5,239,804	$890,425	$1,901,798
Proceeds from maturities/repayments	593,568	268,072	149,572	87,818
Gross investment gains from sales, prepayments and maturities	178,588	20,666	36,509	6,792
Gross investment losses from sales and maturities	(1,429)	(28,308)	(223)	(8,132)

Fixed maturity and equity security impairments:
Net writedowns for other-than-temporary impairment losses on fixed maturities recognized in earnings(1)	$(11,353)	$(21,410)	$(5,123)	$(3,861)

Writedowns for other-than-temporary impairment losses on equity securities	$(1,866)	$(452)	$(22)	$(55)
(1)

Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

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

Credit losses recognized in earnings on fixed maturity securities held by the Company for which a portion of the OTTI loss was recognized in OCI	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
	(in thousands)
Balance, beginning of period	$10,445	$-
Credit losses remaining in retained earnings related to adoption of new authoritative guidance on January 1, 2009	-	6,397
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(1,758)	(1,919)
Credit loss impairments previously recognized on securities impaired to fair value during the period (1)	-	-
Credit loss impairment recognized in the current period on securities not previously impaired	518	2,156
Additional credit loss impairments recognized in the current period on securities previously impaired	4,605	6,968
Increases due to the passage of time on previously recorded credit losses	305	568
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(12)	(67)

Balance, September 30, 2009	$14,103	$14,103

(1)    Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

Trading Account Assets

The following table sets forth the composition of the Company’s trading account assets as of the dates indicated:

	September 30, 2009		December 31, 2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
		(in thousands)	(in thousands)
Short-term investments and cash equivalents	$19	$19	$50	$50
Fixed maturities:
Asset-backed securities	65,768	73,293	42,196	41,199

Total fixed maturities	$65,768	$73,293	$42,196	$41,199
Equity securities	9,516	9,298	12,418	10,173

Total trading account assets	$75,303	$82,610	$54,664	$51,422

The net change in unrealized gains (losses) from trading account assets still held at period end, recorded within “Asset administration fees and other income” was $1.7 million and $(1.2) million during the three months ended September 30, 2009 and 2008, respectively, and $10.5 million and $(1.8) million during the nine months ended September 30, 2009 and 2008, respectively.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

6.	INVESTMENTS (continued)

Net Investment Income

Net investment income for the three months and nine months ended September 30, 2009 and 2008 was from the following sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
		(in thousands)
Fixed maturities, available for sale	$111,824	$77,673	$380,279	$170,459
Equity securities, available for sale	216	217	650	650
Trading account assets	895	52	2,761	251
Commercial mortgage and other loans	5,214	820	14,809	1,953
Policy loans	170	186	485	499
Short-term investments and cash equivalents	406	5,641	2,310	15,614
Other long-term investments	120	(125)	206	(142)

Gross investment income	118,845	84,464	401,500	189,284
Less investment expenses	(2,320)	(2,227)	(8,094)	(5,189)

Net investment income	$116,525	$82,237	$393,406	$184,095

Realized Investment Gains (Losses), Net

Realized investment gains (losses), net, for the three months and nine months ended September 30, 2009 and 2008 were from the following sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)

Fixed maturities	31,163	(5,201)	165,806	(29,052)
Equity securities	(22)	(55)	(278)	(452)
Commercial mortgage and other loans	5,224	(158)	(1,589)	(109)
Derivatives(1)	(63,701)	(24,634)	(157,258)	(65,268)
Other	5	-	124	-

Realized investment gains (losses), net	$(27,331)	$(30,048)	$6,805	$(94,881)

(1)	Includes the offset of hedged items in effective hedge relationships prior to maturity or termination.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

6.	INVESTMENTS (continued)

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

Net Unrealized Investment Gains and Losses on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs, Deferred Sales Inducements and Valuation of Business Acquired	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2008	$-	$-	$-	$-
Cumulative impact of the adoption of new authoritative guidance on January 1, 2009	(18,191)	510	6,259	(11,422)
Net investment gains (losses) on investments arising during the period	7,790	-	(2,758)	5,032
Reclassification adjustment for OTTI losses included in net income (1)	8,319	-	(2,945)	5,374
Reclassification adjustment for OTTI losses excluded from net income (2)	(4,995)	-	1,768	(3,227)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs, deferred sales inducements and valuation of business acquired	-	3,272	(1,158)	2,114
Impact of net unrealized investment (gains) losses on future policy benefits	-	-	-	-
Impact of net unrealized investment (gains) losses on policyholders’ dividends	-	-	-	-

Balance, September 30, 2009	$(7,077)	$3,782	$1,166	$(2,129)

(1)	OTTI losses are included in net income upon sale or maturity of the security, if the Company intends to sell the security, or if more likely that not the Company will be required to sell the security.
(2)	Transfers in related to the portion of OTTI losses recognized during the period that were not recognized in earnings.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

6.	INVESTMENTS (continued)

All Other Net Unrealized Investment Gains and Losses in AOCI

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs, Deferred Sales Inducements and Valuation of Business Acquired	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2008	$(25,993)	$16,789	$3,258	$(5,946)
Cumulative impact of the adoption of new authoritative guidance on January 1, 2009	4,312	(109)	(1,488)	2,715
Net investment gains (losses) on investments arising during the period	707,371	-	(250,410)	456,961
Reclassification adjustment for (gains) losses included in net income	(173,847)	-	61,542	(112,305)
Reclassification adjustment for OTTI losses excluded from net income (2)	4,995	-	(1,768)	3,227
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs, deferred sales inducements and valuation of business acquired	-	(292,448)	103,520	(188,928)
Impact of net unrealized investment (gains) losses on future policy benefits	-	-	-	-
Impact of net unrealized investment (gains) losses on policyholders’ dividends	-	-	-	-

Balance, September 30, 2009	$516,838	$(275,768)	$(85,346)	$155,724

(1)	Transfers out related to the portion of OTTI losses recognized during the period that were not recognized in earnings.

The table below presents net unrealized gains (losses) on investments by asset class as of the dates indicated:

	September 30, 2009	December 31, 2008
		(in thousands)
Fixed maturity securities on which an OTTI loss has been recognized	$(7,077)	$-
Fixed maturity securities, available for sale – all other	510,515	(24,088)
Equity securities, available for sale	945	(1,905)
Affiliated Notes	5,845	-
Cash Flow Hedges	(467)	-

All other net unrealized gains (losses) on investments	$509,761	$(25,993)

Duration of Gross Unrealized Loss Positions for Fixed Maturities and Equity Securities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities and equity securities have been in a continuous unrealized loss position, as of the dates indicated:

	September 30, 2009
	Less than twelve months (1)			Twelve months or more (1)		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Fixed maturities
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$198,015	$1,855	$-	$-	$198,015	$1,855
Corporate securities	49,572	566	149,748	8,476	199,320	9,042
Commercial mortgage-backed securities	-	-	243,319	11,797	243,319	11,797
Asset-backed securities	14,291	5,742	35,457	8,003	49,748	13,745
Residential mortgage-backed securities	664	103	-	-	664	103

Total	$262,542	$8,266	$428,524	$28,276	$691,066	$36,542

Equity securities, available for sale	$6,924	$578	$1,143	$186	$8,066	$764

(1)

The month count for aging of unrealized losses was reset back to historical unrealized loss month counts for securities impacted by the adoption of new authoritative guidance related to other-than-temporary impairments of debt securities on January 1, 2009.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

6.	INVESTMENTS (continued)

	December 31, 2008
	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Fixed maturities
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$18,957	$13	$-	$-	$18,957	$13
Obligations of U.S. states and their political subdivisions	1,573	34	-	-	1,573	34
Foreign government bonds	22,200	1,797	-	-	22,200	1,797
Corporate securities	1,835,328	108,372	71,771	16,238	1,907,099	124,610
Commercial mortgage-backed securities	646,878	139,941	116,685	27,232	763,563	167,173
Asset-backed securities	178,309	17,908	17,646	4,304	195,955	22,212
Residential mortgage-backed securities	616	308	-	-	616	308

Total	$2,703,861	$268,373	$206,102	$47,774	$2,909,963	$316,147

Equity securities, available for sale	$4,393	$1,277	$3,495	$739	$7,888	$2,016

As of September 30, 2009 and December 31, 2008, unrealized gains (losses) on fixed maturities and equity securities were comprised of $37.3 million and $318.2 million of gross unrealized losses and $541.7 million and $292.2 million of gross unrealized gains. Gross unrealized losses includes $28.5 million of gross losses that have been in such a position for twelve months or greater. In accordance with its policy described in Note 2, the Company concluded that an adjustment to earnings for other-than-temporary impairments for these securities was not warranted at September 30, 2009 or December 31, 2008. These conclusions are based on a detailed analysis of the underlying credit and cash flows on each security. The gross unrealized losses are primarily attributable to credit spread widening and increased liquidity discounts. At September 30, 2009, the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before the anticipated recovery of their remaining amortized cost basis.

7.	FAIR VALUE OF ASSETS AND LIABILITIES

Fair Value Measurement – Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The authoritative guidance around fair value established a framework for measuring fair value that includes a hierarchy used to classify the inputs used in measuring fair value. The hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three levels. The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. The levels of the fair value hierarchy are as follows:

Level 1 – Fair value is based on unadjusted quoted prices in active markets that are accessible to us for identical assets or liabilities. These generally provide the most reliable evidence and are used to measure fair value whenever available. Active markets are defined as having the following for the measured asset/liability: (i) many transactions, (ii) current prices, (iii) price quotes not varying substantially among market makers, (iv) narrow bid/ask spreads and (v) most information publicly available. The company’s Level 1 assets and liabilities primarily include certain cash equivalents and short term investments, equity securities and derivative contracts that are traded in an active exchange market. Prices are obtained from readily available sources for market transactions involving identical assets or liabilities.

Level 2 – Fair value is based on significant inputs, other than Level 1 inputs, that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability through corroboration with observable market data. Level 2 inputs include quoted market prices in active markets for similar assets and liabilities, quoted market prices in markets that are not active for identical or similar assets or liabilities and other market observable inputs. The Company’s Level 2 assets and liabilities include: fixed maturities (corporate public and private bonds, most government securities, certain asset- and mortgage-backed securities, etc.), certain equity securities and commercial mortgage loans, short-term investments and certain cash equivalents (primarily commercial paper) and certain over-the-counter derivatives. Valuations are generally obtained from third party pricing services for identical or comparable assets or liabilities, or through the use of valuation methodologies using observable market inputs. Prices from services are validated through comparison to trade data and internal estimates of current fair value, generally developed using market observable inputs and economic indicators.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

7.	FAIR VALUE OF ASSETS AND LIABILITIES (continued)

Level 3 – Fair value is based on at least one or more significant unobservable inputs for the asset or liability. These inputs reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability. The Company’s Level 3 assets and liabilities primarily include: certain asset-backed securities collateralized by sub-prime mortgages as discussed below, certain private fixed maturities and equity securities, certain manually priced public equity securities and fixed maturities, certain highly structured over-the-counter derivative contracts, and embedded derivatives resulting from certain products with guaranteed benefits. Prices are determined using valuation methodologies such as option pricing models, discounted cash flow models and other similar techniques. Non-binding broker quotes, which are utilized when pricing service information is not available, are reviewed for reasonableness based on the Company’s understanding of the market, and are generally considered Level 3. Under certain conditions, based on its observations of transactions in active markets, the Company may conclude the prices received from independent third party pricing services or brokers are not reasonable or reflective of market activity. In those instances, the Company may choose to over-ride the third-party pricing information or quotes received and apply internally developed values to the related assets or liabilities. To the extent the internally developed valuations use significant unobservable inputs, they are classified as Level 3. As of September 30, 2009 and December 31, 2008 these over-rides on a net basis were not material.

Inactive Markets - During the second and third quarters of 2009, the Company observed that the volume and level of activity in the market for asset-backed securities collateralized by sub-prime mortgages remained at historically low levels. This stood in particular contrast to the markets for other structured products with similar cash flow and credit profiles, which experienced an increase in the level of activity beginning in the second quarter of 2009. The Company also observed significant implied relative liquidity risk premiums, yields, and weighting of “worst case” cash flows for asset-backed securities collateralized by sub-prime mortgages in comparison with our own estimates for such securities. In contrast, the liquidity of other spread-based asset classes, such as corporate bonds, high yield and consumer asset-backed securities, such as those collateralized by credit cards or autos, which were previously more correlated with sub-prime securities, improved in the second and third quarters of 2009. Based on this information, the Company concluded as of June 30, 2009 and September 30, 2009 that the market for asset-backed securities collateralized by sub-prime mortgages was inactive and also determined the pricing quotes it received were based on little, if any, market activity, calling into question their representation of observable fair value. Furthermore, the Company’s direct and indirect observations of the limited transactions that were occurring were dominated by forced liquidations or distressed sales and not executed in an orderly manner.

Based on this conclusion, in determining the fair value of certain asset-backed securities collateralized by sub-prime mortgages, the Company considered both third-party pricing information, and an internally developed price, based on a discounted cash flow model. The discount rate used in the model was based on observed spreads for other similarly structured credit markets which were active and dominated by observable orderly transactions. The Company also applied additional risk premiums to the discount rate to reflect the relative illiquidity and asset specific cash flow uncertainty associated with asset-backed securities collateralized by sub-prime mortgages. This combined security specific additional spread reflects the Company’s judgment of what an investor would demand for taking on such risks in an orderly transaction under current market conditions at the end of the third quarter of 2009, and is significantly higher than would be indicative of historical spread differences between structured credit asset classes when all asset classes had active markets dominated with orderly transactions. The Company believes these estimated spreads are reflective of current market conditions in the sub-prime mortgage market and these spread estimates are further supported by their relationship to recent observations of limited transactions in sub-prime securities. Using this discount rate, valuations were developed based on the expected future cash flows of the assets. In determining how much weight to place on the third-party pricing information versus our discounted cash flow valuation, the Company considered the level of inactivity and impact of disorderly transactions. The Company weighted third-party pricing information as little as 30% where it had little observable market information, and as much as 90% where more observable information was available. As a result, as of September 30, 2009, the Company reported fair values for these sub-prime securities which were net $5.3 million higher than the estimated fair values received from independent third party pricing services or brokers. The adjusted fair value of these securities was $21.2 million, which was reflected within Level 3 in the fair value hierarchy as of September 30, 2009, based on the unobservable inputs used in the discounted cash flow model.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

7.	FAIR VALUE OF ASSETS AND LIABILITIES (continued)

Asset and Liabilities by Hierarchy Level -The tables below present the balances of assets and liabilities measured at fair value on a recurring basis, as of September 30, 2009.

	Level 1	Level 2	Level 3	Total

	(in thousands)
Fixed maturities, available for sale:
Corporate Securities	$-	$4,982,639	$63,326	$5,045,965
Foreign government securities	-	152,751	1,218	153,969
Asset-backed securities	-	201,793	44,749	246,542
Residential mortgage-backed securities	-	953,787	-	953,787
Commercial mortgage-backed securities	-	541,420	-	541,420
U.S. government securities	-	218,975	-	218,975
State and municipal securities	-	74,318	-	74,318

Sub-total	$-	$7,125,683	$109,293	$7,234,976

Trading account assets:
Asset backed securities	-	73,293	-	73,293
Equity Securities	9,298	-	-	9,298
All other activity	19	-	-	19

Sub-total	$9,317	$73,293	$-	$82,610

Equity securities, available for sale	17,060	1,507	-	18,567
Other long-term investments	-	1,845	(195)	1,650
Short term investments	128,517	99,730	-	228,247
Cash and cash equivalents unaffiliated	-	6,999	-	6,999
Reinsurance recoverable	-	-	493,231	493,231
Other Assets	-	38,039	-	38,039

Sub-total excluding separate account assets	$154,894	$7,347,096	$602,329	$8,104,319

Separate account assets (1)	24,027,456	13,248,868	-	37,276,324

Total assets	$24,182,350	$20,595,964	$602,329	$45,380,643

Future policy benefits	-	-	486,405	486,405

Total liabilities	$-	$-	$486,405	$486,405

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis, as of December 31, 2008.

	Level 1	Level 2	Level 3	Total
	(in thousands)
Fixed maturities, available for sale	$-	$9,778,618	$90,724	$9,869,342
Trading account assets	10,223	41,199	-	51,422
Equity securities, available for sale	9,219	900	-	10,119
Other long-term investments	-	36,852	(1,496)	35,356
Short term investments	254,046	-	-	254,046
Reinsurance recoverable	-	-	2,110,146	2,110,146

Sub-total excluding separate account assets	$273,488	$9,857,569	$2,199,374	$12,330,431

Separate account assets (1)	13,884,682	10,375,310	-	24,259,992

Total assets	$14,158,170	$20,232,879	$2,199,374	$36,590,423

Future policy benefits	$-	$-	$2,111,242	$2,111,242

Total liabilities	$-	$-	$2,111,242	$2,111,242

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

The methods and assumptions the Company uses to estimate fair value of assets and liabilities measured at fair value on a recurring basis are summarized as follows:

Fixed Maturity Securities - The fair values of the Company’s public fixed maturity securities are generally based on prices obtained from independent pricing services. Prices from pricing services are sourced from multiple vendors, and a vendor hierarchy is maintained by asset type based on historical pricing experience and vendor expertise. The Company generally receives prices from multiple pricing services for each security, but ultimately uses the price from the pricing service highest in the vendor hierarchy based on the respective asset type. In order to validate reasonability, prices are reviewed by internal asset managers through comparison with directly observed recent market trades and internal estimates of current fair value, developed using market observable inputs and economic indicators. Consistent with the fair value hierarchy described above, securities with validated quotes from pricing services are generally reflected within Level 2. If the pricing information received from third party pricing services is not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process with the pricing service. If the pricing service updates the price to be more consistent in comparison to the presented market observations, the security remains within Level 2.

If the Company ultimately concludes that pricing information received from the independent pricing service is not reflective of market activity, non-binding broker quotes are used, if available. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may over-ride the information from the pricing service or broker with an internally developed valuation. As of September 30, 2009 and December 31, 2008 over-rides on a net basis were not material. Internally developed valuations or non-binding broker quotes are also used to determine fair value in circumstances where vendor pricing is not available. These estimates may use significant unobservable inputs, which reflect our own assumptions about the inputs market participants would use in pricing the asset. Circumstances where observable market data are not available may include events such as market illiquidity and credit events related to the security. Pricing service over-rides, internally developed valuations and non-binding broker quotes are generally included in Level 3 in our fair value hierarchy.

The fair value of private fixed maturities, which are primarily comprised of investments in private placement securities, originated by internal private asset managers, are primarily determined using a discounted cash flow model. In certain cases these models primarily use observable inputs with a discount rate based upon the average of spread surveys collected from private market intermediaries who are active in both primary and secondary transactions, taking into account, among other factors, the credit quality and industry sector of the issuer and the reduced liquidity associated with private placements. Generally, these securities have been reflected within Level 2. For certain private fixed maturities, the discounted cash flow model may also incorporate significant unobservable inputs, which reflect the Company’s own assumptions about the inputs market participants would use in pricing the asset. Accordingly, these securities have been reflected within Level 3. Significant unobservable inputs used include: issue specific credit adjustments, material non-public financial information, management judgment, estimation of future earnings and cashflows, default rate assumptions, and liquidity assumptions. These inputs are usually considered unobservable, as not all market participants will have access to this data.

Private fixed maturities also include debt investments in funds that, in addition to a stated coupon, pay a return based upon the results of the underlying portfolios. The fair values of these securities are determined by reference to the funds’ net asset value (NAV). Any restrictions on the ability to redeem interests in these funds at NAV are considered to have a de minimis effect on the fair value. Since the NAV at which the funds trade can be observed by redemption and subscription transactions between third parties, the fair values of these investments have been reflected within Level 2 in the fair value hierarchy.

Trading Account Assets –consist primarily of public corporate bonds, treasuries and equity securities whose fair values are determined consistent with similar instruments described above under “Fixed Maturity Securities” and below under “Equity Securities.”

Equity Securities - consist principally of investments in common and preferred stock of publicly traded companies. The fair values of most publicly traded equity securities are based on quoted market prices in active markets for identical assets and are classified within Level 1 in the fair value hierarchy. The fair values of preferred equity securities are based on prices obtained from independent pricing services and, in order to validate reasonability, are compared with directly observed recent market trades. Accordingly, these securities are generally classified within Level 2 in the fair value hierarchy.

Derivative Instruments - Derivatives are recorded at fair value either as assets, within “Other long-term investments,” or as liabilities, within “Other liabilities,” except for embedded derivatives which are recorded with the associated host contract. The fair

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

7.	FAIR VALUE OF ASSETS AND LIABILITIES (continued)

values of derivative contracts are determined based on quoted prices in active exchanges or through the use of valuation models. The fair values of derivative contracts can be affected by changes in interest rates, foreign exchange rates, commodity prices, credit spreads, market volatility, expected returns, non-performance risk and liquidity as well as other factors. Liquidity valuation adjustments are made to reflect the cost of exiting significant risk positions, and consider the bid-ask spread, maturity, complexity, and other specific attributes of the underlying derivative position. Fair values can also be affected by changes in estimates and assumptions including those related to counterparty behavior used in valuation models.

The majority of the Company’s derivative positions is traded in the OTC derivative market and is classified within Level 2 in the fair value hierarchy. OTC derivatives classified within Level 2 are valued using models generally accepted in the financial services industry that use actively quoted or observable market input values from external market data providers, non-binding broker-dealer quotations, third-party pricing vendors and/or recent trading activity. The fair values of most OTC derivatives, including interest rate swaps, cross currency swaps and single name credit default swaps are determined using discounted cash flow models. These models’ key assumptions include the contractual terms of the respective contract, along with significant observable inputs, including interest rates, currency rates, credit spreads, yield curves, index dividend yields and nonperformance risk. The Company utilizes its own credit spread to reflect the markets perception of its non-performance risk when determining the fair value of OTC derivative assets and liabilities. This credit spread captures the non-performance risk of the Company’s OTC derivative related assets and liabilities. Most OTC derivative contracts have bid and ask prices that are actively quoted or can be readily obtained from external market data providers. The Company’s policy is to use mid-market pricing in determining its best estimate of fair value.

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

Cash Equivalents and Short-Term Investments - include money market instruments, commercial paper and other highly liquid debt instruments. Money market instruments are generally valued using unadjusted quoted prices in active markets that are accessible for identical assets and are primarily classified as Level 1. The remaining instruments in the Cash Equivalents and Short-term Investments category are typically not traded in active markets; however, their fair values are based on market observable inputs and, accordingly, these investments have been classified within Level 2 in the fair value hierarchy.

Other Assets - other assets carried at fair value include affiliated bonds within our legal entity whose fair value are determined consistent with similar securities described above under “Fixed Maturity Securities” managed by affiliated asset managers.

Reinsurance Recoverables – reinsurance recoverables carried at fair value include the reinsurance of our living benefit guarantees on certain of our variable annuities. These guarantees are described further below in “Future Policy Benefits”. The reinsurance agreements covering these guarantees are derivatives and are accounted for in the same manner as an embedded derivative.

Future Policy Benefits – The liability for future policy benefits includes general account liabilities for guarantees on variable annuity contracts, including guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”), accounted for as embedded derivatives. The fair values of the GMAB, GMWB and GMIWB liabilities are calculated as the present value of future expected benefit payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The determination of these risk premiums requires the use of management judgment.

The Company is also required to incorporate its own risk of non-performance in the valuation of the embedded derivatives associated with the optional living benefit features. Since insurance liabilities are senior to debt, the Company believes that reflecting the claims-paying ratings of the Company in the valuation of the liability appropriately takes into consideration the Company’s own risk of non-performance. Historically, the expected cash flows were discounted using forward LIBOR interest rates, which were commonly viewed as being consistent with AA quality claims-paying ratings. However, in light of first quarter of 2009 developments, including rating agency downgrades to the claims-paying ratings of the Company, the Company determined that forward LIBOR interest rates were no longer indicative of a market participant’s view of the Company’s claims-paying ability. As a result, beginning in the first quarter of 2009, to reflect the market’s perception of its non-performance risk, the Company incorporated an additional spread over LIBOR into the discount rate used in the valuations of the embedded derivatives associated

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

7.	FAIR VALUE OF ASSETS AND LIABILITIES (continued)

with its optional living benefit features, thereby increasing the discount rate and reducing the fair value of the embedded derivative liabilities. The additional spread over LIBOR is determined taking into consideration publicly available information relating to the claims-paying ability of the Company, as indicated by the credit spreads associated with funding agreements issued by an affiliated company. The Company adjusts these credit spreads to remove any liquidity risk premium. The additional spread over LIBOR incorporated into the discount rate as of September 30, 2009 generally ranged from 100 to 200 basis points for the portion of the interest rate curve most relevant to these liabilities.

Other significant inputs to the valuation models for the embedded derivatives associated with the optional living benefit features of the Company’s variable annuity products include capital market assumptions, such as interest rate and implied volatility assumptions, as well as various policyholder behavior assumptions that are actuarially determined, including lapse rates, benefit utilization rates, mortality rates and withdrawal rates. These assumptions are reviewed at least annually, and updated based upon historical experience and give consideration to any observable market data, including market transactions such as acquisitions and reinsurance transactions. Since many of the assumptions utilized in the valuation of the embedded derivatives associated with the Company’s optional living benefit features are unobservable and are considered to be significant inputs to the liability valuation, the liability included in future policy benefits has been reflected within Level 3 in the fair value hierarchy.

Changes in Level 3 assets and liabilities - The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the three and nine months ended September 30, 2009, as well as the portion of gains or losses included in income for the three and nine months ended September 30, 2009 attributable to unrealized gains or losses related to those assets and liabilities still held at September 30, 2009.

	Three Months Ended September 30, 2009

	Fixed Maturities, Available For Sale – Foreign Government Bonds	Fixed Maturities, Available For Sale – Corporate Securities	Fixed Maturities, Available For Sale – Asset- Backed Securities	Other Long- Term Investments	Reinsurance Recoverable
	(in thousands)
Fair value, beginning of period	$1,144	$66,575	$23,424	$(836)	$503,999
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	-	(16)	(4,656)	641	(34,348)
Included in other comprehensive income (loss)	74	1,777	12,525	-	-
Net investment income	-	918	10	-	-
Purchases, sales, issuances, and settlements	-	(986)	(947)	-	23,580
Transfers into (out of) Level 3 (1)	-	(4,942)	14,393	-	-

Fair value, end of period	$1,218	$63,326	$44,749	$(195)	$493,231

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$-	$-	$(4,656)	$641	$(13,570)
Included in other comprehensive income (loss)	$74	$1,792	$12,525	$-	$-

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

7.	FAIR VALUE OF ASSETS AND LIABILITIES (continued)

	Three Months Ended September 30, 2009

	Future Policy Benefits	Separate Account Assets(3)
	(in thousands)
Fair value, beginning of period	$(492,998)	$50,467
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	31,193	-
Included in other comprehensive income (loss)	-	-
Interest Credited to Policyholder Account Balances (SA Only)	-	-
Purchases, sales, issuances, and settlements	(24,600)	-
Transfers into (out of) Level 3 (1)	-	(50,467)

Fair value, end of period	$(486,405)	$-

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$11,564	$-
Interest credited to policyholder account	$-	$-
Included in other comprehensive income (loss)	$-	$-

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

Transfers – Transfers into level 3 for Fixed Maturities Available for Sale - Asset-Backed securities for the three months ended September 30, 2009, resulted from the Company’s conclusion that the market for asset-backed securities collateralized by sub-prime mortgages was an inactive market, is discussed in detail above. Partially offsetting these transfers into Level 3 were transfers out of Level 3 for Separate Account Assets due to the reclassification of the underlying investment within the mutual funds as these funds had less exposure to Level 3 securities since the funds switched to vendor prices when pricing swaps. Also offsetting the transfers into level 3 were transfer out of level 3 for Fixed Maturities Available for Sale – Corporate securities due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company was able to validate.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

7.	FAIR VALUE OF ASSETS AND LIABILITIES (continued)

	Nine Months Ended September 30, 2009

	Fixed Maturities, Available For Sale – Foreign Government Bonds	Fixed Maturities, Available For Sale – Corporate Securities	Fixed Maturities, Available For Sale – Asset - Backed Securities		Other Long- Term Investments	Reinsurance Recoverable
	(in thousands)
Fair value, beginning of period	$977	$68,559		$21,188	$(1,496)	$2,110,146
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	-	(449)		(4,656)	1,301	(1,675,706)
Included in other comprehensive income (loss)	241	(6,017)		14,789	-	-
Net investment income	-	2,702		(17)	-	-
Purchases, sales, issuances, and settlements	-	(986)		(948)	-	58,791
Transfers into (out of) Level 3 (1)	-	(483)		14,393	-	-

Fair value, end of period	$1,218	$63,326		$44,749	$(195)	$493,231

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$-	$(433)		$(4,656)	$1,301	$(1,622,025)
Asset management fees and other income	$-	$-	$		$-	$-
Included in other comprehensive income (loss)	$242	$(6,002)		$14,789	$-	$-

	Nine Months Ended September 30, 2009

	Future Policy Benefits	Separate Account Assets(3)
	(in thousands)
Fair value, beginning of period	$(2,111,242)	$-
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	1,685,214	-
Interest Credited to Policyholder Account Balances (SA Only)	-	(3,279)
Purchases, sales, issuances, and settlements	(60,377)	53,746
Transfers into (out of) Level 3 (2)	-	(50,467)

Fair value, end of period	$(486,405)	$-

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$1,630,309	$-
Interest credited to policyholder account	$-	$(3,279)
Included in other comprehensive income (loss)	$-	$-

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

Transfers – Transfers into level 3 for Fixed Maturities Available for Sale - Asset-Backed securities for the nine months ended September 30, 2009, resulted from the Company’s conclusion that the market for asset-backed securities collateralized by sub-prime mortgages was an inactive market, is discussed in detail above. Partially offsetting these transfers into Level 3 were transfers out of Level 3 for Separate Account Assets due to the reclassification of the underlying investment within the mutual funds as these funds

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

7.	FAIR VALUE OF ASSETS AND LIABILITIES (continued)

had less exposure to Level 3 securities since the funds switched to vendor prices. Also offsetting the transfers into level 3 were transfer out of level 3 for Fixed Maturities Available for Sale – Corporate securities due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company was able to validate.

The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the three and nine months ended September 30, 2008, as well as the portion of gains or losses included in income for the three and nine months ended September 30, 2008 attributable to unrealized gains or losses related to those assets and liabilities still held at September 30, 2008.

	Three Months Ended September 30, 2008
	Fixed Maturities, Available For Sale	Other Long-term Investments	Reinsurance Recoverable	Future Policy Benefits
	(in thousands)
Fair value, beginning of period	$20,639	$(319)	$207,025	$(207,025)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	-	(483)	269,454	(269,454)
Included in other comprehensive income (loss)	(333)	-	-	-
Net investment income	(9)	-	-	-
Purchases, sales, issuances, and settlements	22,609	-	15,503	(15,503)
Foreign currency translation	-	-	-	-
Transfers into (out of) level 3 (1)	(10,677)	-	-	-

Fair value, end of period	$32,229	$(802)	$491,982	$(491,982)

Unrealized gains (losses) relating to those level 3 assets that were still held by the Company at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$-	$(483)	$277,302	$(277,302)
Interest credited to policyholder account	$-	$-	$-	$-
Included in other comprehensive income (loss)	$(333)	$-	$-	$-

1.	Transfers into or out of level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
2.	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

7.	FAIR VALUE OF ASSETS AND LIABILITIES (continued)

	Nine Months Ended September 30, 2008
	Fixed Maturities, Available For Sale	Other Long-term Investments	Reinsurance Recoverable	Future Policy Benefits
	(in thousands)
Fair value, beginning of period	$9,502	$(56)	$103,909	$(103,909)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	-	(746)	344,489	(344,489)
Included in other comprehensive income (loss)	(1,458)	-	-	-
Net investment income	(23)	-	-	-
Purchases, sales, issuances, and settlements	40,888	-	43,584	(43,584)
Foreign currency translation	-	-	-	-
Transfers into (out of) level 3 (1)	(16,680)	-	-	-

Fair value, end of period	$32,229	$(802)	$491,982	$(491,982)

Unrealized gains (losses) relating to those level 3 assets that were still held by the Company at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$-	$(746)	$351,868	$(351,868)
Interest credited to policyholder account	$-	$-	$-	$-
Included in other comprehensive income (loss)	$(1,458)	$-	$-	$-

1.Transfers into or out of level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.

2. Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

Transfers – Transfers out of Level 3 for Fixed Maturities Available for Sale totaled $10.7 million at three months ended September 30, 2008, and $16.7 million at nine months ended September 30, 2008. This activity was a result of pricing service information that the Company was able to validate in the second quarter of 2008 but was not available in the first quarter of 2008.

Fair Value of Financial Instruments –The Company is required to disclose the fair value of certain financial instruments including those that are not carried at fair value. For the following financial instruments the carrying amount equals or approximates fair value: fixed maturities classified as available for sale, trading account assets, equity securities, short-term investments, cash and cash equivalents, separate account assets and long-term and short-term borrowing.

The following table discloses the Company’s financial instruments where the carrying amounts and fair values may differ:

	September 30, 2009
	Carrying value	Fair Value
	(in thousands)
Commercial Mortgage and other Loans	$328,585	$326,757
Policy loans	$13,147	$15,979
Investment Contracts - Policyholders’ Account Balances & Separate Account Liabilities	$56,704	$55,514

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

In addition to the hedging of guaranteed risks by Pruco Re, the Company started hedging a portion of the market exposure related to the overall capital position of our variable annuity business.

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

	September 30, 2009			December 31, 2008
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Assets	Liabilities		Assets	Liabilities
Qualifying Hedge Relationships	(in thousands)
Currency/Interest Rate	5,058	-	(468)	-	-	-

Total Qualifying Hedge Relationships	$5,058	$-	$(468)	$-	$-	$-

Non-qualifying Hedge Relationships
Interest Rate	$523,700	$30,534	$(3,238)	$1,034,800	$49,529	$(3,444)
Currency	-	-	-	1,500	-	(77)
Credit	365,350	3,549	(3,916)	330,500	106	(10,757)
Currency/Interest Rate	69,253	651	(5,859)	-	-	-
Equity	455,130	6,729	(26,331)	-	-	-

Total Non-qualifying Hedge Relationships	$1,413,433	$41,463	$(39,344)	$1,366,800	$49,635	$(14,278)

Total Derivatives (1)	$1,418,491	$41,463	$(39,812)	$1,366,800	$49,635	$(14,278)

(1) Excludes embedded derivatives which contain multiple underlyings. The fair value of these embedded derivatives was a liability of $490 million as of September 30, 2009 and a liability of $2,116 million as of December 31, 2008, included in “Future policy benefits” and “Fixed maturities available for sale.”

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

The following table provides the financial statement classification and impact of derivatives used in qualifying and non-qualifying hedge relationships, excluding the offset of the hedged item in an effective hedge relationship:

	Three Months ended September 30, 2009	Nine Months ended September 30, 2009
	(in thousands)	(in thousands)
Qualifying Cash Flow Hedges
Currency /Interest Rate
Net Investment Income	$2	$6
Other Income	(8)	(9)
Accumulated Other Comprehensive Income (Loss)(1)	(404)	(467)

	$(410)	$(470)

Non- qualifying hedges
Realized investment gains (losses), net
Interest Rate	$7,282	$(96,269)
Currency/Interest Rate	(4,650)	(2,263)
Credit	2,057	10,373
Equity	(56,143)	(57,251)
Embedded Derivatives (Interest/Equity/Credit)	(12,247)	(11,848)

Total non-qualifying hedges	$(63,701)	$(157,258)

Total Derivative Impact	$(64,111)	$(157,728)

(1) Amounts deferred in Equity

For the period ending September 30, 2009, the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations and there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.

Presented below is a roll forward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in thousands)
Balance, December 31, 2008	$-
Net deferred losses on cash flow hedges from January 1 to September 30, 2009	(473)
Amount reclassified into current period earnings	6

Balance, September 30, 2009	$(467)

As of September 30, 2009, the Company does not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 7 years. Income amounts deferred in “Accumulated other comprehensive income (loss)” as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” in the Statements of Equity.

Credit Derivatives Written

The following tables set forth the Company’s exposure from credit derivatives where the Company has written credit protection excluding embedded derivatives contained in externally-managed investments in European markets, by NAIC rating of the underlying credits as of the dates indicated.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

8.	DERIVATIVE INSTRUMENTS (continued)

NAIC Designation (1)	Rating Agency Equivalent	September 30, 2009
		Single Name		First To Default Basket		Total
		Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
		(in thousands)

1	Aaa, Aa, A	$295,000	$2,494	$1,000	$(19)	$296,000	$2,475
2	Baa	25,000	506	-	-	25,000	506

	Subtotal Investment Grade	$320,000	$3,000	$1,000	$(19)	$321,000	$2,981

3	Ba	$-	$-	$9,500	$(176)	$9,500	$(176)

	Subtotal Below Investment Grade	$-	$-	$9,500	$(176)	$9,500	$(176)

Total		$320,000	$3,000	$10,500	$(195)	$330,500	$2,805

(1)First-to-default credit swap baskets, which may include credits of varying qualities, are grouped above based on the lowest credit in the basket. However, such basket swaps may entail greater credit risk than the rating level of the lowest credit.

		December 31, 2008
NAIC Designation (1)		Single Name		First To Default Basket		Total
	Rating Agency Equivalent	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
		(in thousands)

1	Aaa, Aa, A	$320,000	$(9,155)	$1,000	$(133)	$321,000	$(9,288)

2	Baa	-	-	9,500	(1,363)	9,500	(1,363)

Total		$320,000	$(9,155)	$10,500	$(1,496)	$330,500	$(10,651)

(1)First-to-default credit swap baskets, which may include credits of varying qualities, are grouped above based on the lowest credit in the basket. However, such basket swaps may entail greater credit risk than the rating level of the lowest credit.

The following table sets forth the composition of the Company’s credit derivatives where it has written credit protection excluding embedded derivatives contained in externally-managed investments in European markets, by industry category as of the dates indicated.

	September 30, 2009		December 31, 2008
Industry	Notional	Fair Value	Notional	Fair Value
	(in thousands)

Corporate Securities:
Manufacturing	$40,000	$306	$40,000	$(1,179)

Services	20,000	132	20,000	(10)

Energy	20,000	253	20,000	(754)

Transportation	30,000	240	30,000	(944)

Retail and Wholesale	20,000	279	20,000	(351)

Other	190,000	1,790	190,000	(5,917)

First to Default Baskets(1)	10,500	(195)	10,500	(1,496)

Total Credit Derivatives	$330,500	$2,805	$330,500	$(10,651)

(1) Credit default baskets may include various industry categories.

The Company writes credit derivatives under which the Company is obligated to pay the counterparty the referenced amount of the contract and receive in return the defaulted security or similar security. The Company’s maximum amount at risk under these credit derivatives, assuming the value of the underlying referenced securities become worthless, is $330.5 million notional of credit default swap (“CDS”) selling protection at September 30, 2009. These credit derivatives generally have maturities of five years or less.

The Company holds certain externally-managed investments in the European market which contain embedded derivatives whose fair value are primarily driven by changes in credit spreads. These investments are medium term notes that are collateralized by investment portfolios primarily consisting of investment grade European fixed income securities, including corporate bonds and asset-backed securities, and derivatives, as well as varying degrees of leverage. The notes have a stated coupon and provide a return based on the performance of the underlying portfolios and the level of leverage. The Company invests in these notes to earn a coupon through maturity, consistent with its investment purpose for other debt securities. The notes are accounted for under U.S. GAAP as available for sale fixed maturity securities with bifurcated embedded derivatives (total return swaps). Changes in the value of the

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

fixed maturity securities are reported in Stockholders’ Equity under the heading “Accumulated Other Comprehensive Income” and changes in the market value of the embedded total return swaps are included in current period earnings in “Realized investment gains (losses), net.” The Company’s maximum exposure to loss from these interests was $6.5 million and $5.2 million at September 30, 2009 and December 31, 2008, respectively.

In addition to selling credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of September 30, 2009 the Company had $35.0 million of outstanding notional amounts, reported at fair value as an asset of $3.2 million.

Credit Risk

The Company is exposed to credit-related losses in the event of nonperformance by counterparties to financial derivative transactions. Generally, the credit exposure of the Company’s over-the-counter (OTC) derivative transactions is represented by the contracts with a positive fair value (market value) at the reporting date after taking into consideration the existence of netting agreements.

The Company manages credit risk by entering into over-the-counter derivative contracts with an affiliate Prudential Global Funding, LLC, see Note 5.

The Company utilizes its own credit spread to reflect the markets perception of its non-performance risk when determining the fair value of OTC derivative assets and liabilities. This credit spread captures the non-performance risk of the Company’s OTC derivative related assets and liabilities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Prudential Annuities Life Assurance Corporation meets the conditions set forth in General Instruction H(1)(a) and (b) on Form 10-Q and is therefore filing this form with the reduced disclosure format.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Prudential Annuities Life Assurance Corporation (“PALAC” or the “Company”), formerly known as American Skandia Life Assurance Corporation, as of September 30, 2009 compared with December 31, 2008 and its results of operations for the three month and nine month periods ended September 30, 2009 and 2008. You should read the following analysis of our financial condition and results of operations in conjunction with the “Risk Factors” section, the MD&A and the audited Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as well as the “Risk Factors” section included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 and the statements under “Forward Looking Statements”, and the Interim Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

The primary risk exposures of our variable annuity contracts relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including equity market returns, interest rates, market volatility, timing of annuitization and withdrawals, contract surrenders and contractholder mortality. As part of our risk management strategy we hedge or limit our exposure to these risks, excluding those risks we have deemed suitable to retain, through a combination of product design elements, such as an automatic rebalancing element, externally purchased hedging instruments and affiliated reinsurance arrangements. The automatic rebalancing element included in the design of certain optional benefits offered with variable annuity products transfers assets between contractholder sub-accounts depending on a number of factors, including the investment performance of the sub-accounts. Negative investment performance may result in transfers to either a fixed-rate general account option or a separate account bond portfolio. In certain situations, assets may transfer back when investment performance improves. Other product design elements we utilize for certain products to manage these risks include asset allocation and minimum purchase age requirements.

Variable annuity account values with living benefit features were $32.9 billion and $23.6 billion as of September 30, 2009 and 2008, respectively. For risk management purposes, in addition to reinsurance of living benefit features to Pruco Reinsurance, Ltd. (“Pruco Re”) and The Prudential Insurance Company of America (“Prudential Insurance”), we segregate our variable annuity living benefit features into four broad product groupings, described in more detail below: (1) those where we utilize both an automatic rebalancing element and capital markets hedging in Pruco Re, (2) those where we utilize only an automatic rebalancing element, (3) those where we utilize only capital markets hedging in Pruco Re and Prudential Insurance and (4) those with risks we have deemed suitable to retain.

(1)

In addition to reinsurance to Pruco Re, we manage the equity market, interest rate and market volatility risks associated with our Highest Daily products by utilizing both an automatic rebalancing element and capital markets hedging. Our Highest Daily optional living benefits features guarantee, among other features, the ability to make withdrawals based on the highest daily contract value plus a minimum return credited for a period of time. This guaranteed value is accessible through withdrawals for the life of the contractholder (or joint lives, for the spousal version of the benefit,) and not as a lump-sum surrender value. For our Highest Daily products we utilize an automatic rebalancing element to help limit our exposure to equity market risk and market volatility. Asset allocation and minimum purchase age requirements are also included in the design of our Highest Daily products to limit our exposure to equity market risk and market volatility. In addition to these product design elements, we actively hedge in Pruco Re our Highest Daily products, primarily for changes in interest rates, and to a lesser extent for changes in equity markets and market volatility, through the use of interest rate derivatives and equity options. Contracts with living benefit features where we utilize both an automatic rebalancing element and capital markets hedging represented $16.2 billion or 49%, and $5.8 billion or 25% of our variable annuity account values with living benefit features as of September 30, 2009 and 2008, respectively.

(2)

In addition to reinsurance to Pruco Re, we manage the equity market, interest rate and market volatility risks associated with our guaranteed return option, or GRO and GRO Plus, features through an automatic rebalancing element, included in the product’s design. Our GRO and GRO Plus features include a guaranteed minimum accumulation benefit which provides the contractholder with a guaranteed return of initial account value (adjusted for purchase payments and withdrawals) or an enhanced value, if applicable. Contracts with living benefit features where we utilize only an automatic rebalancing element represented $8.0 billion or 24%, and $8.6 billion or 36% of our variable annuity account values with living benefit features as of September 30, 2009 and 2008, respectively. These amounts exclude products that contain the Highest Daily GRO rider, which is included in the previous paragraph related to our Highest Daily product guarantees.

(3)

We manage the risks associated with all other accumulation and withdrawal guarantees through reinsurance agreements with Pruco Re and Prudential Insurance. The Company has entered into reinsurance agreements to transfer the risk related to these guarantees to affiliates. In the affiliates, we manage the risks associated with all other accumulation and withdrawal guarantees through capital markets hedging. We actively hedge these guarantees for changes in equity markets, interest rates, and market volatility through the use of equity options and interest rate derivatives. Contracts with living benefit features where we utilize only capital markets hedging represented $8.1 billion or 25%, and $8.6 billion or 36% of our variable annuity account values with living benefit features as of September 30, 2009 and 2008, respectively. As a result of the volatility and disruption in the global financial markets, we have ceased sales of certain of these products.

(4)

We have deemed the risks associated with our guaranteed minimum income benefits suitable to retain. Our guaranteed minimum income benefits guarantee a minimum return on the contract value or an enhanced value, if applicable, to be used for purposes of determining annuity income payments. Contracts with living benefit features and only with risks we have deemed suitable to retain represented $0.5 billion or 2%, and $0.6 billion or 3% of our variable annuity account values with living benefit features as of September 30, 2009 and 2008, respectively.

During the second quarter of 2009, the Company started hedging a portion of the market exposure related to the overall capital position of our variable annuity business, as previously discussed in Note 8. Our guaranteed minimum death benefits guarantee a minimum return on the contract value or an enhanced value, if applicable, to be used for purposes of determining benefits payable in the event of death. All of the $32.9 billion and $23.6 billion of variable annuity account values with living benefit features as of September 30, 2009 and 2008, respectively, also contain guaranteed minimum death benefits, with $24.2 billion or 74% and $14.4 billion or 61% benefiting from an automatic rebalancing element, as discussed above. An additional $11.5 billion and $13.8 billion of variable annuity account values as of September 30, 2009 and 2008, respectively, contain guaranteed minimum death benefits, but no living benefit features.

Marketing and Distribution

The Company sells its annuity products through multiple distribution channels, including (1) independent broker-dealer firms and financial planners; (2) broker-dealers that are members of the New York Stock Exchange, including “wirehouse” and regional broker-dealer firms; and (3) broker-dealers affiliated with banks or that specialize in marketing to customers of banks. Although the Company is active in each of those distribution channels, the majority of the Company’s sales have come from the independent broker-dealer firms and financial planners. The Company has selling agreements with approximately nine hundred broker-dealer firms and financial institutions. On June 1, 2006, Prudential Insurance, an affiliate of the Company, acquired the variable annuity business of The Allstate Corporation (“Allstate”), which included access to the Allstate affiliated broker-dealer. The Company began distributing variable annuities through the Allstate affiliated broker-dealer registered representatives in the third quarter of 2006.

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

Changes in Financial Position

September 30, 2009 versus December 31, 2008

Total assets increased by $8.8 billion, from $39.6 billion at December 31, 2008 to $48.4 billion at September 30, 2009. Separate account assets increased by $13.0 billion, primarily driven by positive net flows, market appreciation during the current year and transfers out of the general account fixed rate option as a result of the automatic rebalancing element in certain of our living benefit features. Partially offsetting the above increase was a decrease in reinsurance recoverables of $1.6 billion from $2.1 billion at December 31, 2008 to $0.5 billion at September 30, 2009 driven by a decrease in the reinsured liability for living benefit embedded derivatives resulting from a decrease in the underlying base reserve due to an increase in LIBOR which is used to discount liabilities. Also contributing to the decrease were updates of inputs used in the valuation of the embedded derivatives under the authoritative guidance for fair value measurements and disclosures. Under this guidance we are required to incorporate our own risk of non-performance in the valuation of the embedded derivatives associated with our living benefit features. In light of developments in 2009, including rating agency downgrades to the claims-paying ratings of the Company, beginning in the first quarter of 2009, we incorporated an additional spread over LIBOR into the discount rate used in the valuation of the embedded derivative liabilities to reflect an increase in our market perceived non-performance risk, thereby reducing the value of the embedded derivative liabilities. Additionally, fixed maturities decreased by $2.6 billion driven by lower general account balances due to the automatic rebalancing element in certain of our living benefit features.

During the period, total liabilities increased by $8.7 billion, from $37.9 billion at December 31, 2008 to $46.6 billion at September 30, 2009. Separate account liabilities increased by $13.0 billion driven by positive net flows, market appreciation during the current year and transfers out of the general account fixed rate option as a result of the automatic rebalancing element. Partially offsetting the above increase was a decrease in future policy benefits and other policyholder liabilities of $1.7 billion from $2.5 billion at December 31, 2008 to $0.8 billion at September 30, 2009 driven by a decrease in the liability for living benefit embedded derivatives resulting from a decrease in the underlying base reserve due to an increase in LIBOR and equity level. Also contributing to the decrease were updates of inputs used in the valuation of the embedded derivatives under the authoritative guidance for fair value measurements and disclosures, as previously discussed. Additionally, policyholders’ account balances decreased by $2.7 billion driven by transfers of customer account values to the separate account variable investment options from the general account fixed rate investment options due to the automatic rebalancing element in certain of our living benefit riders.

Results of Operations

2009 to 2008 Three Month Comparison

Net Income

Net income increased $182.9 million from a loss of $103.7 million for the three months ended September 30, 2008 to income of $79.2 million for the three months ended September 30, 2009. This is driven by a $217.4 million increase in income from operations before income taxes, as discussed below, partially offset by a $34.5 million increase in income tax expense driven by higher pre-tax income in the three months ended September 30, 2009.

Income from operations for the three months ended September 30, 2009 included $62.5 million of benefits related to adjustments to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products and to our estimate of total gross profits used as a basis for amortizing deferred policy acquisition and other costs, compared to $235.3 million of charges included in the third quarter of 2008, resulting in a $297.8 million favorable variance, as shown in the following table:

	Three Months Ended September 30, 2009			Three Months Ended September 30, 2008
	Amortization of DAC and Other Costs (1)	Reserves for GMDB / GMIB (2)	Total	Amortization of DAC and Other Costs (1)	Reserves for GMDB / GMIB (2)	Total

	(in thousands)
Quarterly market performance adjustment (3)	$43,797	$41,356	$85,153	$(72,781)	$(55,008)	$(127,789)
Annual review / assumption updates	(19,008)	14,493	(4,515)	(1,293)	(79,857)	(81,150)
Quarterly adjustment for current period experience	(28,284)	9,687	(18,597)	(22,172)	(4,168)	(26,340)

Total	$(3,495)	$65,536	$62,041	$(96,246)	$(139,033)	$(235,279)

(1)	Amounts reflect (charges) or benefits for (increases) or decreases, respectively, in the amortization of deferred policy acquisition, or DAC, and other costs.
(2)

Amounts reflect (charges) or benefits for reserve (increases) or decreases, respectively, related to the guaranteed minimum death and income benefit, or GMDB / GMIB, features of our variable annuity products.

(3)

As discussed below, market performance related adjustments were recognized quarterly beginning in the fourth quarter of 2008. Amounts for the third quarter of 2008 were recognized as part of our annual reviews.

These adjustments primarily reflect the market conditions that existed in the respective periods, and the impact of those market conditions on contractholder behavior, and are discussed individually in more detail below. Partially offsetting the net benefit from these adjustments was $56.1 million of mark-to-market losses related to derivative positions associated with our capital hedging program. In the second quarter of 2009, we began a hedging program to include a portion of the market exposure related to the overall capital position of our variable annuity business. These capital hedges are designed to partially offset changes in our capital position resulting from market driven changes in the living and death benefit features of our variable annuity products. In the third quarter of 2009, favorable market conditions resulted in an overall improvement in our capital position, which was partially offset by the mark-to-market losses on the capital hedges.

The $85.2 million of benefits in the third quarter of 2009 relating to the quarterly market performance adjustments shown in the table above are attributable to changes to our estimate of total gross profits to reflect actual fund performance in the third quarter of 2009. The actual rate of return on variable annuity account values for the third quarter of 2009 was 9.3% compared to our previously expected rate of return of 2.4%. The $127.8 million charge in the third quarter of 2008 reflects the impact on gross profits of market value decreases in the underlying assets associated with our variable annuity products in 2008, and was recognized as part of our annual reviews. Beginning in the fourth quarter of 2008 we determined that adjustments to our estimate of total gross profits to reflect actual fund performance and any corresponding changes to the future rate of return assumptions should no longer be dependent on a comparison to a statistically generated range of estimated gross profits. Instead, for purposes of evaluating deferred policy acquisition and other costs and the reserves for the guaranteed minimum death and income benefit features of our variable annuity products, total estimated gross profits are updated for these items each quarter. The better than expected market return in the third quarter of 2009 increased our estimates of total gross profits by establishing a new, higher starting point for the variable annuity account values used in estimating gross profits for future periods. The previously expected rate of return for the third quarter of 2009 was based upon, for most products, our then current maximum future rate of return assumption under the reversion to the mean approach, as discussed below. The increase in our estimate of total gross profits results in a lower required rate of amortization and reserve provisions, which is applied to all prior periods’ gross profits. The resulting cumulative adjustment to prior amortization and reserve provisions is recognized in the current period. In addition, the lower rate of amortization and reserve provisions will also be applied to future gross profits in calculating amortization in future periods which, all else being equal, will result in lower amortization, lower reserve provisions and higher net profits in future periods.

As shown in the table above, results for both periods include the impact of the annual reviews of the reserve for the guaranteed minimum death and income benefit features of our variable annuity products and our estimate of total gross profits used as a basis for amortizing deferred policy acquisition and other costs. The third quarter of 2009 included $5 million of charges from these annual reviews, primarily related to reductions in the future rate of return assumptions applied to the underlying assets associated with our variable annuity products. These reductions were primarily driven by updates to the asset allocation assumptions for these underlying assets to reflect a higher percentage of lower-yielding fixed income investments versus higher-yielding equity investments, based on our actual experience. This adjustment impacted both our long-term future rate of return assumption and our near-term maximum future rate of return under the reversion to the mean approach, as discussed below. Partially offsetting the impact of the updated future rate of return assumptions were benefits related to the impact of lower mortality and higher investment spread assumptions. Pre-tax income for the third quarter of 2008 included $81.1 million of charges from these annual reviews, primarily reflecting increased cost of expected income and death benefit claims due to lower expected lapse rates for policies where the current policyholder account value is below the guaranteed minimum death benefit.

As mentioned above, we derive our near-term future rate of return assumptions using a reversion to the mean approach, a common industry practice. Under this approach, we consider actual returns over a period of time and initially adjust future projected returns over a four year period so that the assets grow at the long-term expected rate of return for the entire period. However, beginning in the fourth quarter of 2008 and continuing through the third quarter of 2009, the projected future annual rate of return calculated using the reversion to the mean approach for most contract groups was greater than our maximum future rate of return assumption across all asset types for this business. In those cases, we utilize the maximum future rate of return over the four year period, thereby limiting the impact of the reversion to the mean on our estimate of total gross profits. As previously discussed, the near-term maximum future rate of return under the reversion to the mean approach was reduced in the third quarter of 2009 from 10.5% to 9.5% as part of our annual reviews. Included in this revised blended rate are assumptions for returns on various asset classes, including a 13% annual return on equity investments. Further or continued market volatility could result in additional market value changes within our separate account assets and corresponding changes to our gross profits, as well as additional adjustments to the amortization of deferred policy acquisition and other costs, and the costs relating to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products. Given that the estimates of future gross profits are based upon our maximum future rate of return assumption for most contract groups, all else being equal, future quarterly rates of return higher or lower than 2.4% will result in decreases or increases in the amortization of deferred policy acquisition and other costs, and the costs relating to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products.

The quarterly adjustments for current period experience shown in the table above reflect the cumulative impact of differences between actual gross profits for the period and the previously estimated expected gross profits for the period, as well as an update for current and future expected claims costs associated with the guaranteed minimum death and income benefit features of our variable annuity products. To the extent each period’s actual experience differs from the previous estimate for that period, the assumed level of total gross profits may change, and a cumulative adjustment to previous periods’ amortization, referred to as an adjustment for current period experience, may be required in the current period. This adjustment to previous periods’ amortization is in addition to the direct impact of actual gross profits on current period amortization and the market performance related adjustment to our estimates of gross profits for future periods. The adjustments for deferred policy acquisition and other costs in the third quarter of both 2009 and 2008 reflect an increase in amortization due to less favorable than expected gross profits, resulting primarily from the charges related to the mark-to-market of embedded derivatives and related hedge positions associated with our living benefit features. In calculating gross profits, we consider mortality, persistency, and other elements as well as rates of return on investments associated with these contracts and include profits and losses related to these contracts that are reported in affiliated legal entities other than the Company as a result of, for example, reinsurance agreements with those affiliated entities. The adjustment for the reserves for the guaranteed minimum death and income benefit features of our variable annuity products in the third quarter of 2009 primarily reflects higher than expected fee income as well as lower than expected actual contract guarantee claims costs in the third quarter of 2009. The adjustment for the reserves for the guaranteed minimum death and income benefit features of our variable annuity products in the third quarter of 2008 reflected lower than expected fee income and higher actual contract guarantee claims costs, primarily driven by financial market conditions.

Absent the impact of the quarterly adjustments, assumption updates, and the capital hedge program, as previously discussed, income from operations before income taxes for the three months ended September 30, 2009 decreased $23.8 million from the three months ended September 30, 2008, primarily relating to a decrease in policy charges and fee income and asset administration fees and other income of $79.9 million driven by the change in realized market value adjustments related to the Company’s market value adjusted investment option (the “MVA option”) resulting from changes in the interest rate environment. Also contributing to the decrease was higher net commission expenses of $19.0 million driven by higher implied trail commission expense resulting from higher sales. Additionally, interest credited to policyholder account balances increased $12.2 million driven by higher average annuity account values invested in our general account, resulting from transfers relating to an automatic rebalancing element in some of our living benefit features. Lastly, reserves related to the guaranteed minimum death and income benefit features of our variable annuity products increased by $10.0 million primarily driven by higher actual and expected contract guarantee claims. Partially offsetting the unfavorable variances in pre-tax income was higher net investment income of $34.3 million due to the aforementioned transfers from the separate account variable investment options into the general account fixed rate investment options. Also offsetting the above decreases to pretax income was an increase in realized investment gains of $58.7 million driven by gains on our general account and MVA portfolio.

Revenues

Revenues decreased $45.6 million, from $271.5 million for the three months ended September 30, 2008 to $225.9 million for the three months ended September 30, 2009.

Policy charges and fee income decreased $80.6 million, from $160.8 million for the three months ended September 30, 2008 to $80.2 million for the three months ended September 30, 2009 driven by the change in realized market value adjustments related to the Company’s MVA option resulting from changes in the interest rate environment.

Net investment income increased $34.3 million from $82.2 million for the three months ended September 30, 2008 to $116.5 million for the three months ended September 30, 2009 as a result of higher general account assets as these assets moved from separate account variable investment options into the general account fixed rate investment options due to the automatic rebalancing element, as previously discussed.

Realized investment losses, net, decreased by $2.7 million from $30.0 million for the three months ended September 30, 2008 to $27.3 million for the three months ended September 30, 2009 driven by investment gains on our general account and MVA portfolio. This was partially offset by $56.1 million of mark-to-market losses related to derivative positions associated with our capital hedging program, as previously discussed.

Benefits and Expenses

Benefits and expenses decreased $263.0 million, from $414.6 million for the three months ended September 30, 2008 to $151.6 million for the three months ended September 30, 2009. Included within this decrease is $297.3 million related to the quarterly adjustments and annual reviews to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products and to our estimate of total gross profits used as a basis for amortizing deferred policy acquisition and other costs, as previously discussed. Absent the impact related to quarterly adjustments and assumption updates, benefits and expenses for the three months ended September 30, 2009 increased $34.3 million from the three months ended September 30, 2008.

Policyholders’ benefits decreased $197.2 million, from $157.3 million for the three months ended September 30, 2008 to a benefit of $39.9 million for the three months ended September 30, 2009, primarily driven by the impact of the adjustments to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products.

Interest credited to policyholders’ account balances decreased $6.4 million, from $78.6 million for the three months ended September 30, 2008 to $72.2 million for the three months ended September 30, 2009, primarily driven by the impact of the adjustments to our estimate of total gross profits used as a basis for amortizing deferred sales inducements (“DSI”), as previously discussed. Partially offsetting the above decrease was an increase in interest credited to policyholders’ account balances primarily reflecting higher average annuity account values invested in our general account resulting from transfers relating to an automatic rebalancing element in some of our living benefit features.

Amortization of deferred policy acquisition costs decreased by $61.6 million, from $81.2 million for the three months ended September 30, 2008 to $19.6 million for the three months ended September 30, 2009 primarily due to the impact of the adjustments to our estimate of total gross profits used as a basis for amortizing DAC, as previously discussed.

General, administrative and other expenses increased by $2.2 million, from $97.5 million for the three months ended September 30, 2008 to $99.7 million for the three months ended September 30, 2009, primarily due to higher implied trail commission expenses driven by higher sales partially offset by lower interest expense driven by the repayment of debt. Also offsetting the above increase was the impact of the adjustments to our estimate of total gross profits used as a basis for amortizing value of business acquired.

2009 to 2008 Nine Month Comparison

Net Income

Net income decreased $62.4 million from $7.6 million for the nine months ended September 30, 2008 to a loss of $54.8 million for the nine months ended September 30, 2009. This is driven by a $128.2 million decrease in income from operations before income taxes, as discussed below, partially offset by a $65.8 million increase in income tax benefit driven by the decline in pretax income in the nine months ended September 30, 2009.

Loss from operations for the nine months ended September 30, 2009 included a $246.0 million unfavorable variance in the amortization of deferred policy acquisition and other costs driven by a decrease in the reinsured liability for living benefit embedded derivatives and its impact on actual gross profits resulting from the impact of the change in non-performance risk in the valuation of embedded derivatives under the authoritative guidance for fair value measurements and disclosures. Under this guidance we are required to incorporate our own risk of non-performance in the valuation of the embedded derivatives associated with our living benefit features. In light of developments in 2009, including rating agency downgrades to the claims-paying ratings of the Company, beginning in the first quarter of 2009, we incorporated an additional spread over LIBOR into the discount rate used in the valuation of the embedded derivative liabilities to reflect an increase in our market perceived non-performance risk, thereby reducing the value of the embedded derivative liabilities. We amortize deferred policy acquisition and other costs over the expected lives of the contracts based on the level and timing of gross profits on the underlying product. In calculating gross profits, we consider mortality, persistency, and other elements as well as rates of return on investments associated with these contracts and include profits and losses related to these contracts that are reported in affiliated legal entities other than the Company as a result of, for example, reinsurance agreements with those affiliated entities.

Loss from operations for the nine months ended September 30, 2009 also included $127.3 million of benefits related to adjustments to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products and to our estimate of total gross profits used as a basis for amortizing deferred policy acquisition and other costs, compared to $251.2 million of charges included in the first nine months of 2008, resulting in a $378.6 million favorable variance, as shown in the following table:

	Nine Months Ended September 30, 2009			Nine Months Ended September 30, 2008
	Amortization of DAC and Other Costs (1)	Reserves for GMDB / GMIB (2)	Total	Amortization of DAC and Other Costs (1)	Reserves for GMDB / GMIB (2)	Total

	(in thousands)

Quarterly market performance adjustment (3)	$61,063	$58,080	$119,143	$(72,781)	$(55,008)	$(127,789)

Annual review / assumption updates	(19,008)	14,493	(4,515)	(1,293)	(79,857)	(81,150)

Quarterly adjustment for current period experience	7,246	5,511	12,757	(36,215)	(6,057)	(42,272)

Total	$49,301	$78,084	$127,385	$(110,289)	$(140,922)	$(251,211)

(1)	Amounts reflect (charges) or benefits for (increases) or decreases, respectively, in the amortization of deferred policy acquisition, or DAC, and other costs.
(2)

Amounts reflect (charges) or benefits for reserve (increases) or decreases, respectively, related to the guaranteed minimum death and income benefit, or GMDB / GMIB, features of our variable annuity products.

(3)

As discussed below, market performance related adjustments were recognized quarterly beginning in the fourth quarter of 2008. Amounts for the third quarter of 2008 were recognized as part of our annual reviews.

These adjustments primarily reflect the impact of market conditions that existed in the respective periods the impact of those market conditions on contractholder behavior, and are discussed individually in more detail below. Partially offsetting the net benefit from these adjustments was $57.2 million of mark-to-market losses related to derivative positions associated with our capital hedging program. In the second quarter of 2009, we began a hedging program to include a portion of the market exposure related to the overall capital position of our variable annuity business, including the impact of certain statutory reserve exposures. These capital hedges are designed to partially offset changes in our capital position resulting from market driven changes in the living and death benefit features of our variable annuity products. In the third quarter of 2009, favorable market conditions resulted in an overall improvement in our capital position, which was partially offset by the mark-to-market losses on the capital hedges.

The $119.1 million of benefits in the first nine months of 2009 relating to the quarterly market performance adjustments shown in the table above are attributable to updates to our estimate of total gross profits for better than expected actual fund performance in the first nine months of 2009, reflecting improved market conditions during the period. Market value appreciation in the first nine months of 2009 increased our estimates of total gross profits by establishing a new, higher starting point for the variable annuity account values used in estimating gross profits for future periods. The increase in our estimate of total gross profits results in a lower required rate of amortization and lower reserve provisions, which is applied to all prior periods’ gross profits. The resulting cumulative adjustment to prior amortization and reserve provisions is recognized in the current period. The $127.8 million charge in the first nine months of 2008 is attributable to a similar but opposite impact on gross profits of market value decreases in the underlying assets associated with our variable annuity products, reflecting financial market conditions during the period. Results for the first nine months of 2009 and 2008 also included charges of $4.5 million and $81.2 million, respectively, related to the annual reviews previously discussed.

The quarterly adjustments for current period experience shown in the table above reflect the cumulative impact of differences between actual gross profits for the period and the previously estimated expected gross profits for the period, as well as an update for current and future expected claims costs associated with the guaranteed minimum death and income benefit features of our variable annuity products. The adjustments for deferred policy acquisition and other costs in the first nine months of 2009 reflect a reduction in amortization due to better than expected gross profits, resulting primarily from the favorable variance in the mark-to-market of embedded derivatives and related hedge positions associated with our living benefit features and better than expected lapse experience. The adjustment for the reserves for the guaranteed minimum death and income benefit features of our variable annuity products in the first nine months of 2009 primarily reflects higher than expected fee income due to market increases, partially offset by higher than expected actual contract guarantee claims costs due to lower than expected lapses. Less favorable than expected gross profits in the first nine months of 2008 were primarily due to lower than expected fee income, the unfavorable variance in the mark-to-market of embedded derivatives and related hedge positions associated with our living benefit features, and higher actual contract guarantee claims costs in the first nine months of 2008, primarily driven by unfavorable financial market conditions.

Absent the effect of the change in non-performance risk in the valuation of embedded derivatives under the authoritative guidance for fair value measurements and disclosures, quarterly adjustments, assumption updates, and the capital hedge program, as previously discussed, income from operation before income taxes for the nine months ended September 30, 2009 decreased $203.9 million from the nine months ended September 30, 2008, primarily relating to a decrease in policy charges and fee income and asset administration fees and other income of $288.9 million due to the change in realized market value adjustments related to the Company’s MVA option driven by changes in the interest rate environment. Additionally, policy charges and fee income and asset administration fees and other income decreased driven by lower average variable annuity asset balances invested in separate accounts. The declines in separate account assets were due to market depreciation and transfers of balances to a fixed general account option. The transfer of balances to our general account relates to an automatic rebalancing element in some of our living benefit features, which, as part of the overall product design, transferred investments out of the separate accounts and into our general account due to equity market declines. Also contributing to the decrease was higher amortization of deferred policy acquisition and other costs of $148.6 million due to higher levels of actual gross profits from embedded derivative breakage. Additionally, interest credited to policyholder account balances increased $102.2 million due to the aforementioned general account transfers. Lastly, reserves related to the guaranteed minimum death and income benefit features of our variable annuity products increased by $28.7 million primarily driven by higher actual and expected contract guarantee claim. Partially offsetting the unfavorable variances in pre-tax net income was higher realized investment gains of $158.9 million driven by increased gains on our MVA portfolio. In addition, net investment income increased by $209.3 million due to transfers from the separate account variable investment options into the general account fixed rate investment options.

Revenues

Revenues increased $14.7 million, from $790.4 million for the nine months ended September 30, 2008 to $805.1 million for the nine months ended September 30, 2009. Premiums decreased $7.4 million, from $18.1 million for the nine months September 30, 2008 to $10.7 million for the nine months September 30, 2009, reflecting a decrease in funds from customers electing to enter into the payout phase of their annuity contracts.

Policy charges and fee income decreased $255.4 million, from $518.3 million for the nine months ended September 30, 2008 to $262.9 million for the nine months ended September 30, 2009 driven by a decrease of $151.8 million due to the change in realized market value adjustments related to the Company’s MVA option driven by changes in the interest rate environment. Additionally, policy charges and fee income decreased from lower mortality and expense (“M&E”) fees of $96.8 million and a decrease in optional benefit charges on our living and death benefit features of $17.4 million, primarily driven by lower average variable annuity asset balances invested in separate accounts due to market depreciation over the twelve months ending September 30, 2009 and the transfer of balances to our general account relating to an automatic rebalancing element in some of our living benefit features, as previously discussed. The decrease in optional benefit charges was primarily offset in realized investment gains, net because these features are reinsured with affiliates.

Net investment income increased $209.3 million from $184.1 million for the nine months ended September 30, 2008 to $393.4 million for the nine months ended September 30, 2009 as a result of higher general account assets as assets moved from separate account variable investment options into the general account fixed rate investment options due to the automatic rebalancing element, as previously discussed.

Realized investment gains, net, increased by $101.7 million from losses of $94.8 million for the nine months ended September 30, 2008 to gains of $6.9 million for the nine months ended September 30, 2009. This increase was driven by increased investment gains on our MVA portfolio of $147.3 million. This was partially offset by $57.2 million of mark-to-market losses related to derivative positions associated with our capital hedging program, as previously discussed.

Asset administration fees and other income decreased $33.5 million, from $164.8 million for the nine months ended September 30, 2008 to $131.3 million for the nine months ended September 30, 2009 as a result of lower variable annuity asset balances invested in separate accounts due to market depreciation over the twelve months ending September 30, 2009. Asset administration fees are asset based fees, which are dependent on the value of assets values.

Benefits and Expenses

Benefits and expenses increased $142.9 million, from $813.9 million for the nine months ended September 30, 2008 to $956.8 million for the nine months ended September 30, 2009. Included within this increase is $246.0 million of higher amortization of deferred acquisition cost and other cost related to the impact of the change in non-performance risk in the valuation of embedded derivatives under the authoritative guidance for fair value measurements and disclosures, as previously discussed. Benefits and expenses also included a benefit of $378.6 million related to the quarterly adjustments and annual reviews to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products and to our estimate of total gross profits used as a basis for amortizing deferred policy acquisition and other costs, as previously discussed. Absent the effect of the change in non-performance risk in the valuation of embedded derivatives under the authoritative guidance for fair value measurements and disclosures, quarterly adjustments and assumption updates, benefits and expenses for the nine months ended September 30, 2009 increased $275.9 million from the nine months ended September 30, 2008.

Policyholders’ benefits decreased $197.9 million, from $196.2 million for the nine months ended September 30, 2008 to a benefit of $1.7 million for the nine months ended September 30, 2009, primarily driven by the impact of the adjustments to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products.

Interest credited to policyholders’ account balances increased $183.7 million, from $167.1 million for the nine months ended September 30, 2008 to $350.8 million for the nine months ended September 30, 2009, primarily driven by an increase in interest credited to policyholders’ account balances of $102.2 million primarily reflecting higher average annuity account values invested in our general account resulting from transfers relating to an automatic rebalancing element in some of our living benefit features. Also contributing to the increase was increased DSI amortization of $59.0 million due to the impact of the change in non-performance risk in the valuation of embedded derivatives under the authoritative guidance for fair value measurements and disclosures, as previously discussed. Additionally, DSI amortization increased $48.6 million driven by higher levels of actual gross profits. Partially offsetting the above increases was a benefit of $28.7 million from the impact of the adjustments to our estimate of total gross profits used as a basis for amortizing DSI, as previously discussed.

Amortization of deferred policy acquisition costs increased by $171.7 million, from $160.5 million for the nine months ended September 30, 2008 to $332.2 million for the nine months ended September 30, 2009 primarily due to $186.1 million from the impact of the change in non-performance risk in the valuation of embedded derivatives under the authoritative guidance for fair value measurements and disclosures, as previously discussed. Also contributing to the above increase was an increase of $108.2 million in DAC amortization driven by higher level of actual gross profits. Partially offsetting the above increases was a benefit of $122.5 million from the impact of the adjustments to our estimate of total gross profits used as a basis for amortizing DAC, as previously discussed.

General, administrative and other expenses decreased by $14.6 million, from $290.1 million for the nine months ended September 30, 2008 to $275.5 million for the nine months ended September 30, 2009, primarily due to $25 million of lower interest expense driven by the repayment of debt. Also contributing to the decrease was $8.4 million impact of the adjustments to our estimate of total gross profits used as a basis for amortizing value of business acquired. Partially offsetting the above decreases was $16.3 of higher implied trail commission expenses driven by higher sales and $10.3 million of higher administrative expenses.

Income Taxes

Our income tax provision amounted to an income tax benefit of $4.9 million for the three months ended September 30, 2009 compared to income tax benefit of $39.5 million for the three months ended September 30, 2008. The decline in income tax expense was primarily driven by the increase in pretax income.

Our income tax provision amounted to an income tax benefit of $96.8 million in the nine months ended September 30, 2009 compared to income tax benefit of $31.0 million for the nine months ended September 30, 2008. The decline in income tax expense was primarily driven by the decline in pretax income.

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

Liquidity and Capital Resources

Extraordinary Market Conditions and their Impact on our Liquidity and Capital Resources

The disruptions in the capital markets that began in the latter half of 2007, initially due to concerns over sub-prime mortgage holdings of financial institutions, accelerated to unprecedented levels in the latter half of 2008 and the early portion of 2009, resulting in failure, consolidation, or U.S. federal government intervention on behalf of several significant financial institutions. These disruptions resulted in significant market volatility and adversely impacted the availability and cost of credit and capital. We, like other financial institutions, were not immune to these events.

Prudential Financial continues to operate with significant cash and short-term investments on the balance sheet and has access to alternate sources of liquidity. However, should the recent improvements in the capital markets prove temporary and earlier trends resume, such market disruptions could potentially adversely affect our ability to access sources of liquidity, as well as threaten to reduce our capital below a level that is consistent with our existing ratings objectives. We may take additional actions, especially in the event of such disruptions, which may include but are not limited to: (1) further access external sources of capital, including the debt or equity markets; (2) limit or curtail sales of certain products and/or restructuring existing products; and (3) seek temporary or permanent changes to regulatory rules. Certain of these actions may require regulatory approval and/or agreement of counterparties which are outside of our control or have economic costs associated with them.

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

We believe that the cash flows from our operations are adequate to satisfy the current liquidity requirements of these operations, including under reasonably foreseeable stress scenarios. The continued adequacy of this liquidity will depend upon factors such as future securities market conditions, changes in interest rate levels, policyholder perceptions of our financial strength, and the relative safety of competing products (including those with enhancements under government-sponsered programs), each of which could lead to reduced cash inflows or increased cash outflows. In addition, market volatility can impact the level of capital required to support our businesses. Our cash flows from investment activities result from repayments of principal, proceeds from maturities and sales of invested assets, net of amounts reinvested. The primary liquidity risks with respect to these cash flows are the risk of default by debtors or bond insurers, our counterparties’ willingness to extend repurchase and/or securities lending arrangements, commitments to invest and market volatility. We closely manage these risks through our credit risk management process and regular monitoring of our liquidity position.

In managing our liquidity, we also consider the risk of policyholder and contractholder withdrawals of funds earlier than our assumptions when selecting assets to support these contractual obligations. We use surrender charges and other contract provisions to mitigate the extent, timing and profitability impact of withdrawals of funds by customers from annuity contracts and deposit liabilities.

Liquid Assets

Liquid assets include cash, cash equivalents, short-term investments, fixed maturities that are not designated as held to maturity and public equity securities. As of September 30, 2009 and December 31, 2008, the Company had liquid assets of $7.3 billion and $10.2 billion, respectively, which includes a portion financed with asset-based financing. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $0.2 billion and $0.3 billion as of September 30, 2009 and December 31, 2008, respectively. We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in calculating internal liquidity measures in order to evaluate the adequacy of our operations’ liquidity under a variety of stress scenarios. We believe that the liquidity profile of our assets is sufficient to satisfy current liquidity requirements, including under foreseeable stress scenarios.

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

Prudential Funding, LLC

Prudential Funding, LLC, or Prudential Funding, a wholly owned subsidiary of Prudential Insurance, serves as an additional source of financing to meet our working capital needs up to limits established with the New Jersey Department of Banking and Insurance. Prudential Funding borrows funds in the capital markets primarily through the direct issuance of commercial paper.

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

The level of statutory capital of the Company can be materially impacted by interest rate and equity market fluctuations, changes in the values of derivatives, the level of impairments recorded, and credit quality migration of investment portfolio, among other items. Further, a recapture of business subject to reinsurance arrangements due to defaults by, or credit quality migration affecting, the reinsurers could result in higher required statutory capital levels. The level of statutory capital of the Company is also affected by statutory accounting rules which are subject to change by insurance regulators.

The implementation of VACARVM, a new statutory reserve methodology for variable annuities with guaranteed benefits, effective December 31, 2009 is not expected to have a material impact on the statutory surplus of the Company. However, VACARVM is expected to result in higher statutory reserves ceded to our offshore captive reinsurance company, which we currently anticipate will increase statutory reserve credit requirements by approximately $800 million from the levels at December 31, 2008. Several strategies are currently under review to meet the increased statutory reserve credit requirement. The activities we intend to undertake to mitigate or address these needs will include a combination of funding a statutory reserve credit trust with available cash, certain hedge assets and loans from Prudential Financial and/or affiliates, and obtaining letters of credit. However, our ability to successfully execute these strategies may depend on market or other conditions.

As discussed above, market conditions during 2008 negatively impacted the level of our capital. In order to address these impacts on our capital, Prudential Financial made capital contributions to certain domestic insurance subsidiaries, including the Company, which was subsequently used to repay portions of our outstanding loans with Prudential Financial.

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, or the “Exchange Act”, as of September 30, 2009. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2009, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The Company is an indirectly owned subsidiary of Prudential Financial. You should carefully consider the risks described under “Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009. These risks could materially affect Prudential Financial’s and/or the Company’s business, results of operations or financial conditions cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

November 13, 2009

Exhibit Index

Exhibit Number and Description

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.