Form 10-K
period 2009-12-31
PRUDENTIAL ANNUITIES LIFE ASSURANCE CORP/CT
filed 2010-03-12
CIK 881453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

Indicate the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant:

Voting: NONE    Non-voting: NONE

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

As of March 12, 2010, 25,000 shares of the registrant’s Common Stock (par value $100) consisting of 100 voting shares and 24,900 non-voting shares, were outstanding. As of such date, Prudential Annuities, Inc., formerly known as American Skandia, Inc., an indirect wholly owned subsidiary of Prudential Financial, Inc., a New Jersey corporation, owned all of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

THE INFORMATION REQUIRED TO BE FURNISHED PURSUANT TO PART III OF THIS FORM 10-K IS SET FORTH IN, AND IS HEREBY INCORPORATED BY REFERENCE HEREIN FROM, THE DEFINITIVE PROXY STATEMENT OF PRUDENTIAL FINANCIAL, INC. FOR THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON MAY 11, 2010, TO BE FILED BY PRUDENTIAL FINANCIAL, INC. WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION 14A NOT LATER THAN 120 DAYS AFTER DECEMBER 31, 2009.

Prudential Annuities Life Assurance Corporation meets the conditions set forth in General Instruction (I) (1) (a) and (b) on Form 10-K and

is therefore filing this Form 10-K with the reduced disclosure format.

Forward-Looking Statements

Certain of the statements included in this Annual Report on Form 10-K, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Prudential Annuities Life Assurance Corporation. There can be no assurance that future developments affecting Prudential Annuities Life Assurance Corporation will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income investments, equity, real estate and other financial markets, particularly in light of the severe economic conditions and the severe stress experienced by the global financial markets that began the second half of 2007 and continued into 2009; (2) the availability and cost of external financing for our operations, which has been affected by the stress experienced by the global financial markets; (3) interest rate fluctuations; (4) reestimates of our reserves for future policy benefits and claims; (5) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates, or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (6) changes in our assumptions related to deferred policy acquisition costs, valuation of business acquired or goodwill; (7) changes in our claims-paying or credit ratings; (8) investment losses, defaults and counterparty non-performance; (9) competition in our product lines and for personnel; (10) changes in tax law; (11) regulatory or legislative changes, including government actions in response to the stress experienced by the global financial markets; (12) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities; (13) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (14) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (15) effects of acquisitions, divestitures and restructurings, including possible difficulties in integrating and realizing the projected results of acquisitions; (16) changes in statutory or U.S. GAAP accounting principles, practices or policies; and (17) changes in assumptions for retirement expense. As noted above, the period from the second half of 2007 continuing into 2009 was characterized by extreme adverse market and economic conditions. The foregoing risks are even more pronounced in such unprecedented market and economic conditions. Prudential Annuities Life Assurance Corporation does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. -See “Risk Factors” for discussion of certain risks relating to our businesses and investment in our securities.

PART 1

Item 1. Business

Overview

Prudential Annuities Life Assurance Corporation (the “Company” ”, “we”, or “our”), formerly known as American Skandia Life Assurance Corporation, with its principal offices in Shelton, Connecticut, is an indirect wholly-owned subsidiary of Prudential Financial, Inc. (“Prudential Financial”), a New Jersey corporation. The Company is a direct wholly owned subsidiary of Prudential Annuities, Inc. (“PAI”), formerly known as American Skandia, Inc., which in turn is an indirect wholly owned subsidiary of Prudential Financial. On December 19, 2002, Skandia Insurance Company Ltd. (publ) (“Skandia”), an insurance company organized under the laws of the Kingdom of Sweden, and the ultimate parent company of the Company prior to May 1, 2003, entered into a definitive purchase agreement (the “Acquisition Agreement”) with Prudential Financial, whereby Prudential Financial would acquire the Company and certain of its affiliates (the “Acquisition”) and would be authorized to use the American Skandia name through April, 2008. On May 1, 2003, the Acquisition was consummated. Thus, the Company is now an indirect wholly owned subsidiary of Prudential Financial. During 2007, we began the process of changing the Company’s name and the names of various legal entities that include the “American Skandia” name, as required by the terms of the Acquisition. The Company’s name was changed effective January 1, 2008.

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

PAI, the direct parent of the Company, may make additional capital contributions to the Company, as needed, to enable the Company to comply with its reserve requirements and fund expenses in connection with its business. Generally, PAI is under no obligation to make such contributions and its assets do not back the benefits payable under the Company’s annuity contracts and life insurance. During 2009, PAI made no capital contributions to the Company. During 2008 and 2007, PAI made capital contributions of $540.8 million and $100.0 million, respectively, to the Company.

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

During 2010, each of Pruco Life Insurance Company and Pruco Life Insurance Company of New Jersey (which are affiliates of the Company within Prudential Financial Inc.’s Prudential Annuities business unit) intends to begin selling a new product line of variable annuity products. In general, the new product line offers the same optional living benefits and optional death benefits as are being offered for new elections under many of the Company’s existing variable annuities. With very limited exceptions, the Company will cease offering its existing variable annuity products (and where offered, the companion market value adjustment option) to new investors upon the launch of this new product line in 2010. However, subject to applicable contractual provisions and administrative rules, the Company will continue to accept purchase payments on inforce contracts under those existing annuity products. These initiatives are being implemented to create operational and administrative efficiencies by offering a single product line of annuity products from a more limited group of legal entities. In addition, by limiting its variable annuity offerings to a single product line sold through one insurer (and its affiliate, for New York sales), Prudential Annuities expects to convey a more focused, cohesive image in the marketplace.

The Company offers variable annuities that provide our customers with tax-deferred asset accumulation together with a base death benefit and a full suite of optional guaranteed death and living benefits. The benefit features contractually guarantee the contractholder a return of no less than (1) total deposits made to the contract less any partial withdrawals (“return of net deposits”), (2) total deposits made to the contract less any partial withdrawals plus a minimum return (“minimum return”), and/or (3) the highest contract value on a specified date minus any withdrawals (“contract value”). These guarantees may include benefits that are payable in the event of death, annuitization or at specified dates during the accumulation period and withdrawal and income benefits payable during specified periods. Our latest optional living benefits guarantee, among other features, the ability to make withdrawals based on the highest daily contract value plus a minimum return, credited for a period of time. This highest daily guaranteed contract value is generally accessible through periodic withdrawals for the life of the contractholder, and not as a lump-sum surrender value.

Our variable annuity investment options provide our customers with the opportunity to invest in proprietary and non-proprietary mutual funds, frequently under asset allocation programs, and fixed-rate options. The investments made by customers in the proprietary and non-proprietary mutual funds generally represent separate account interests that provide a return linked to an underlying investment portfolio. The investments made in the fixed rate options backed by our general account are credited with interest at rates we determine, subject to certain minimums. We also offer fixed annuities that provide a guarantee of principal and interest credited at rates we determine, subject to certain contractual minimums. Certain investments made in the fixed-rate options of our variable annuities and certain fixed annuities impose a market value adjustment if the invested amount is not held to maturity. Based on the contractual terms the market value adjustment can be positive, resulting in an additional amount for the contractholder, or negative, resulting in a deduction from the contractholder’s account value or redemption proceeds.

The primary risk exposures of our variable annuity contracts relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including equity market returns, interest rates, market volatility, timing of annuitization and withdrawals, contract lapses and contractholder mortality. The rate of return we realize from our variable annuity contracts will vary based on the extent of the differences between our actual experience and the assumptions used in the original pricing of these products. As part of our risk management strategy we hedge or limit our exposure to certain of these risks primarily through a combination of product design elements, such as an automatic rebalancing element, externally purchased hedging instruments and affiliated reinsurance arrangements with Pruco Reinsurance, Ltd. (“Pruco Re”) and The Prudential Insurance Company of America (“Prudential Insurance”). Our returns can also vary by contract based on our risk management strategy, including the impact of affiliated reinsurance arrangements, and the impact on that portion of our variable annuity contracts that benefit from the automatic rebalancing element.

The automatic rebalancing element, included in the design of certain optional living benefits, transfers assets between the variable investments selected by the annuity contractholder and, depending on the benefit feature, fixed income investments backed by our general account or a separate account bond portfolio. The transfers are based on a static mathematical formula which considers a number of factors, including the performance of the contractholder-selected investments. In general, negative investment performance results in transfers to fixed income investments backed by our general account or a separate account bond portfolio, and positive investment performance results in transfers back to contractholder-selected investments. Overall, the automatic rebalancing element is designed to help limit our exposure, and the exposure of the contractholders’ account value, to equity market risk and market volatility. Beginning in 2009, our latest offerings of optional living benefit features associated with variable annuity products all include an automatic rebalancing element, and in 2009 we discontinued any new sales of optional living benefit features without an automatic rebalancing element. Other product design elements we utilize for certain products to manage these risks include asset allocation and minimum issuance age requirements. As of December 31, 2009 approximately $27.6 billion or 76% of variable annuity account values with living benefit features included an automatic rebalancing element in the product design, compared to $15.2 billion or 67% and $12.9 billion or 54% as of December 31, 2008 and 2007, respectively. As of December 31, 2009 approximately $8.7 billion or 24% of variable annuity account values with living benefit features did not include an automatic rebalancing element in the product design, compared to $7.7 billion or 33% and $11.0 billion or 54% as of December 31, 2008 and 2007, respectively.

As mentioned above, in addition to our automatic rebalancing element, we also manage certain risks associated with our variable annuity products through hedging programs and affiliated reinsurance arrangements. In the reinsurance affiliate, we manage the risks associated with our optional living benefits through purchases of equity options and futures as well as interest rate derivatives, which hedge certain optional living benefit features accounted for as embedded derivatives against changes in equity markets, interest rates, and market volatility. In the second quarter of 2009, we began the expansion of our hedging program to include a portion of the market exposure related our overall capital position including the impact of certain statutory reserve exposures. These capital hedges primarily consist of equity-based total return swaps, as well as interest rate derivatives, that are designed to partially offset changes in our capital position resulting from market driven changes in certain living and death benefit features of our variable annuity products. We assess the composition of the hedging program on an ongoing basis.

Marketing and Distribution

The Company sells its annuity products through multiple distribution channels, including (1) independent broker-dealer firms and financial planners; (2) broker-dealers that are members of the New York Stock Exchange, including “wirehouse” and regional broker-dealer firms; and (3) broker-dealers affiliated with banks or that specialize in marketing to customers of banks. Although the Company is active in each of those distribution channels, the majority of the Company’s sales have come from the independent broker-dealer firms and financial planners. The Company has selling agreements with over eight hundred broker-dealer firms and financial institutions. On June 1, 2006, The Prudential Insurance Company of America, an affiliate of the Company, acquired the variable annuity business of The Allstate Corporation (“Allstate”), which included exclusive distribution through Allstate’s agency distribution force of nearly 15,000 independent contractors and financial professionals. The Company began distributing variable annuities through the Allstate agency distribution channel in the third quarter of 2006.

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

Underwriting and Pricing

We earn asset administration fees and other fees calculated on the average separate account assets invested in the underlying mutual funds offered in our variable annuity products. We also earn mortality and expense fees and other fees for various insurance-related options and features, including optional guaranteed death and living benefit features, based on average daily net asset value of the annuity separate accounts or the amount of guaranteed value under the optional living benefit, as applicable. We also receive fees from certain affiliated and unaffiliated underlying mutual funds (or their affiliates) for administrative services that we perform. We declare the rate of return on our fixed interest rate options offered in our variable annuities based on certain assumptions, including but not limited to investment returns, expenses and persistency. Competition also influences our pricing. We seek to maintain a spread between the return on our general account invested assets and the interest we credit on our fixed-rate option annuities. For assets transferred to fixed income investments backed by our general account pursuant to the automatic rebalancing element, we earn a spread for the difference between the return on our general account invested assets and the interest credited to contractholder account balances. To encourage persistency, most of our variable annuities are subject to surrender or withdrawal charges that decline over specified number of years. In addition, the living benefit features of our variable annuity products encourage persistency because the potential value of the living benefit is fully realized only if the contract persists.

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

Reinsurance

The Company uses reinsurance as part of its risk management and capital management strategies for certain of its optional living benefit features.

During 2009, the Company entered into two new reinsurance agreements with an affiliate as part of its risk management and capital management strategies. Effective August 24, 2009, the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Highest Daily Lifetime 6 Plus (“HD6 Plus”) and Spousal Highest Daily Lifetime 6 Plus (“SHD6 Plus”) benefit features sold on certain of its annuities. Effective June 30, 2009, the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Highest Daily Lifetime 7 Plus (“HD7 Plus”) and Spousal Highest Daily Lifetime 7 Plus (“SHD7 Plus”) benefit features sold on certain of its annuities.

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

Effective with the annual reporting period ending December 31, 2010, the NAIC adopted revisions to the Annual Financial Reporting Model Regulation, or the Model Audit Rule, related to auditor independence, corporate governance and internal control over financial reporting. The adopted revisions require that we file reports with the state insurance departments regarding our assessment of internal controls over financial reporting.

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

Finally, although the Company itself is not registered as a broker-dealer with the SEC or the Financial Industry Regulatory Authority (“FINRA”), those who sell the Company’s variable annuities generally are subject to FINRA and SEC regulations. Of particular note, FINRA adopted Rule 2330, which establishes sales practices standards and supervisory requirements specifically targeted to variable annuities. Rule 2330 represents additional FINRA regulation of variable annuities, and does not replace existing FINRA rules. Such regulations may have a significant impact on the Company’s variable annuity business.

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

State Securities Regulation

Certain states may deem our variable annuity products as “securities” within the meaning of state securities laws. As securities, variable annuities may be subject to filing and certain other requirements. Also, sales activities with respect to these products generally are subject to state securities regulation. Such regulation may affect investment advice, sales and related activities for these products.

Federal Regulation

Our variable annuity products and our registered market value adjustment options, generally are “securities” within the meaning of federal securities laws, registered under the federal securities laws and subject to regulation by the SEC and FINRA. Although the federal government does not comprehensively regulate the business of insurance, federal legislation and administrative policies in several areas, including, financial services regulation, taxation and pension and welfare benefits regulation, can significantly affect the insurance industry. Congress also periodically considers and is considering laws affecting privacy of information and genetic testing that could significantly and adversely affect the insurance industry.

In view of recent events involving certain financial institutions, it is possible that the U.S. federal government will heighten its oversight of companies in the financial services industry such as us, including possibly through a federal system of insurance regulation.

Tax Legislation

Current U.S. federal income tax laws generally permit certain holders to defer taxation on the build-up of value of annuities and life insurance products until payments are actually made to the policyholder or other beneficiary and to exclude from taxation the death benefit paid under a life insurance contract. Congress from time to time considers legislation that could make our products less attractive to consumers, including legislation that would reduce or eliminate the benefit of this deferral on some annuities and insurance products, as well as other types of changes that could reduce or eliminate the attractiveness of annuities and life insurance products to consumers. For example, under current law, the estate tax is completely eliminated for year 2010. Thereafter, the tax is reinstated using the exclusion limit and rates in effect in 2001. It is unclear if Congress will keep current law in place or take action to reinstate the estate tax, possibly retroactively to the beginning of 2010. This uncertainty makes estate planning difficult and may impact the sale of our products.

Legislative or regulatory changes could also impact the amount of taxes that we pay, thereby affecting our net income. For example, the U.S. Treasury Department and the Internal Revenue Service intend to address through regulations the methodology to be followed in determining the dividends received deduction, or DRD, related to variable life insurance and annuity contracts. The DRD reduces the amount of dividend income subject to U.S. tax and is a significant component of the difference between our actual tax expense and expected amount determined using the federal statutory tax rate of 35%. On February 1, 2010, the Obama Administration released the “General Explanations of the Administration’s Revenue Proposals.” Although the Administration has not released proposed statutory language, one proposal would change the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through regulation or legislation, could increase actual tax expense and reduce our net income.

For additional discussion of possible tax legislative and regulatory risks that could affect our business see “Risk Factors”

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

Privacy Regulation

Federal and state law and regulation require financial institutions and other businesses to protect the security and confidentiality of personal information, including health-related and customer information and to notify customers and other individuals about their policies and practices relating to their collection and disclosure of health-related and customer information and their practices relating to protecting the security and confidentiality of that information. State laws regulate use and disclosure of social security numbers, federal and state laws require notice to affected individuals, law enforcement, regulators and others if there is a breach of the security of certain personal information, including social security numbers, and require all holders of certain personal information to protect the security of the data. Federal regulations require financial institutions and creditors to implement effective programs to detect, prevent, and mitigate identity theft. Federal and state laws and regulations regulate the ability of financial institutions to make telemarketing calls and to send unsolicited e-mail messages to consumers and customers. Federal law and regulation regulate the permissible uses of certain personal information, including consumer report information. Federal and state governments and regulatory bodies may be expected to consider additional or more detailed regulation regarding these subjects and the privacy and security of personal information.

Potential Changes in Regulation as a Result of Recent Financial Crisis and Financial Market Dislocations

Governmental actions in response to the recent financial crisis and financial market dislocations could subject us to substantial additional regulations.

During 2009, the Obama Administration and Congress announced proposals to reform the national regulation of financial services and financial institutions. Depending on the manner of adoption of these or other proposals, we could become subject to increased federal regulation. On December 11, 2009, the House of Representatives approved H.R. 4173, the “Wall Street Reform and Consumer Protection Act of 2009.” H.R. 4173, if enacted, could affect the Company in a number of ways. In particular, Prudential Financial, Inc. would become subject to regulation as a thrift holding company by the Board of Governors of the Federal Reserve System (the “FRB”), which could exercise its authority in a manner different from current regulation by the Office of Thrift Supervision, including the imposition of capital or other prudential requirements on Prudential Financial, Inc.. In addition, Prudential Financial, Inc. or one of its subsidiaries, could be designated as a financial company subject to stricter Prudential standards imposed by a newly established financial services oversight council, composed principally of federal regulators and with the FRB acting as its agent, if this council were to determine that material financial distress at Prudential Financial, Inc. or its subsidiaries or the scope of their activities could pose a threat to financial stability or the economy. If so designated, we could become subject to unspecified stricter prudential standards, including stricter requirements and limitations relating to capital, leverage, liquidity, debt to income ratios, and counterparty exposure, as well as overall risk management requirements and a requirement to maintain a plan for rapid and orderly dissolution in the event of severe financial distress. Moreover, if so designated, failure by the Company to satisfy the capitalization requirements imposed could or would result, depending on the degree of under-capitalization, in additional restrictions on or requirements with respect to our business activities.

In addition to heightened regulation of certain financial institutions, H.R. 4173, if enacted, would authorize the FRB to recommend the imposition of stricter prudential standards to activities and practices identified as posing heightened systemic risk. It is possible that any standards so imposed could have significant effects on the Company’s business.

We cannot predict whether Prudential Financial, Inc. any of its subsidiaries, or any of the Company’s activities might be designated for stricter standards, if the bill’s provisions became law. Nor can we predict what standards might be imposed, or what impact such standards would have on our business, financial condition or results of operations.

If enacted, H.R. 4173 would also establish a “Federal Insurance Office” within the Department of the Treasury to be headed by a director appointed by the Secretary of the Treasury. While not having a general supervisory or regulatory authority over the business of insurance, the director of this office would perform various functions with respect to insurance (other than health insurance), including serving as a non-voting member of the financial services oversight council referred to above and participating in that council’s decisions regarding insurers (potentially including the Company) to be designated for stricter regulation. The director would also be required to conduct a study on how to modernize and improve the system of insurance regulation in the United States, including by increased national uniformity through either a federal charter or effective action by the states.

If enacted, H.R. 4173, would also subject Prudential Financial, Inc. to a risk-based assessment imposed by the Federal Deposit Insurance Company (“FDIC”) to create a Systemic Resolution Fund to pay for the special dissolution of financial companies for which a determination has been made that such resolution is necessary to prevent harm to the financial stability of the United States. It is not possible to quantify what that assessment might be, although it could be significant. Prudential Financial, Inc. is among the class of companies that theoretically could be subject to the special dissolution regime, which would authorize the FDIC to act as Prudential Financial, Inc.’s receiver in a proceeding defined by H.R. 4173 in lieu of a proceeding under the Federal bankruptcy code.

The Senate has not approved comparable legislation, although proposals include provisions addressing special resolution authority for failing financial institutions, systemic risk regulation, and increased derivatives oversight, which could impact Prudential. We cannot predict the form in which proposals will finally be adopted (if at all) or their applicability to or effect on our business, financial condition or results of operation.

On February 1, 2010, the Obama Administration released the “General Explanations of the Administration’s Revenue Proposals,” which includes proposed legislation that would impose a Financial Crisis Responsibility Fee (“FCRF”) on certain financial institutions with over $50 billion in consolidated assets as of January 14, 2010. Although the FCRF would apply to Prudential Financial, Inc. and certain of its subsidiaries, as proposed, the FCRF would not apply to the Company at this time. The FCRF would be imposed at a rate of “approximately” 15 basis points on the “worldwide consolidated liabilities” of companies subject to the FCRF, which includes a broad set of liabilities with a few exceptions, including certain “policy-related liabilities” of insurance companies. The FCRF would be imposed effective as of July 1, 2010.

Additionally, in January 2010, the Administration announced its intention to propose legislation that would prohibit a bank or financial institution that contains a bank from owning, investing in or sponsoring a hedge fund or private equity fund, or engaging in proprietary trading operations unrelated to serving customers for its own profit. Depending on how it is drafted, this proposal, if enacted, could apply to the Company. The impact, if any, that such an adopted proposal would have on the business, financial condition or results of operation of the Company is unclear. We cannot predict the form in which these proposals will finally be adopted (if at all) or their applicability to or effect on our business, financial condition or results of operation.

Competition

The Company is competing for management of individuals’ savings dollars in the United States. Competitors in this business include banks, investment companies, insurance companies and other financial institutions. According to Info-One’s Variable Annuity Research & Data Service (“VARDS”), the combined annuity business of Prudential Financial, which includes the Company, was ranked 1st in sales of variable annuities for the year ended December 31, 2009, and 3rd in assets under management as of December 31, 2009. We compete in the individual annuities business primarily based on our ability to offer innovative product features. Our risk management allows us to offer these features and hedge or limit our exposure to certain of the related risks, utilizing a combination of product design elements, such as an automatic rebalancing element, externally purchased hedging instruments and affiliated reinsurance arrangements. In 2009, we benefited from the impact of market disruptions on some of our competitors, certain of which implemented product modifications to increase pricing and scale back product features. Although we announced similar modifications in 2009, we expect our modified product offering will remain competitively positioned relative to our competitors going forward and expect will provide us an attractive risk and profitability profile, as all currently-offered optional living benefit features include the automatic rebalancing element. We also compete based on brand recognition, investment performance, product design, visibility in the marketplace, financial strength ratings, levels of charges and credited rates, reputation, the breadth of our distribution platform, our customer service capabilities and our sales force service and education. As of the filing date, the Company’s financial strength or claims paying ratings from Fitch Ratings, A.M. Best Co. and Standard and Poor’s is A+, A+ and AA-, respectively.

Segments

The Company currently operates as one reporting segment. Revenues, net income and total assets for this segment can be found on the Company’s Statements of Financial Position as of December 31, 2009 and 2008 and Statements of Operations and Comprehensive Income for the year ended December 31, 2009, year ended December 31, 2008, and year ended December 31, 2007. The Company’s total assets as of December 31, 2009, 2008, and 2007 were $51.9 billion, $39.6 billion, and $45.3 billion, respectively. Revenues and assets generated from the Company’s variable life and qualified plan product offerings have been insignificant in comparison to the revenues and assets generated from the Company’s core product, variable annuities.

Employees

The Company has no employees. As of November 2008, the Company’s employees were transferred to Prudential Insurance.

Item 1A. Risk Factors

You should carefully consider the following risks. These risks could materially affect our business, results of operations or financial condition or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in this Annual Report on Form 10-K.

The Company is indirectly owned by Prudential Financial. It is possible that we may need to rely on our parent company to meet our liquidity needs in the future.

Our business and our results of operations were materially adversely affected by adverse conditions in the global financial markets and adverse economic conditions generally that began in the second half of 2007 and continued into 2009. Our business, results of operations and financial condition may be adversely affected, possibly materially, if these conditions recur or current market or economic conditions deteriorate.

Our results of operations were materially adversely affected by adverse conditions in the global financial markets and the economy generally, both in the U.S. and elsewhere around the world that began in the second half of 2007 and continued into 2009. The global financial markets experienced extreme stress. Volatility and disruption in the global financial markets reached unprecedented levels for the post World War II period. The availability and cost of credit were materially affected. These factors, combined with economic conditions in the U.S., including depressed home and commercial real estate prices and increasing foreclosures, falling equity market values, declining business and consumer confidence and rising unemployment, precipitated a severe economic recession and fears of even more severe and prolonged adverse economic conditions.

Due to the economic environment, the global fixed-income markets experienced both extreme volatility and limited market liquidity conditions, which affected a broad range of asset classes and sectors. As a result, the market for fixed income instruments experienced decreased liquidity, increased price volatility, credit downgrade events, and increased probability of default. Global equity markets also experienced heightened volatility. These events had and, to the extent they persist or recur, may have an adverse effect on us. Our revenues are likely to decline in such circumstances, the cost of meeting our obligations to our customers may increase, and our profit margins would likely erode. In addition, in the event of a prolonged or severe economic downturn, we could incur significant losses in our investment portfolio.

The demand for our products could be adversely affected in an economic downturn characterized by higher unemployment, lower family income, lower consumer spending, lower corporate earnings and lower business investment. We also may experience a higher incidence of claims. We cannot predict definitively whether or when such actions, which could impact our business, results of operations, cash flows and financial condition, may occur.

Beginning in the second half of 2007 and continuing into 2009, markets in the United States and elsewhere experienced extreme and unprecedented volatility and disruption, with adverse consequences to our liquidity, access to capital and cost of capital. A recurrence of market conditions such as those we recently experienced may significantly affect our ability to meet liquidity needs, our access to capital and our cost of capital.

Adverse capital market conditions have affected and may affect in the future the availability and cost of borrowed funds and could impact our ability to refinance existing borrowings, thereby ultimately impacting our profitability and ability to support or grow our businesses. We need liquidity to pay our operating expenses, interest on our debt and dividends on our capital stock and replace certain maturing debt obligations. Without sufficient liquidity, we could be forced to curtail our operations, and our business could suffer. The principal sources of our liquidity are annuity considerations and cash flow from our investment portfolio and assets, consisting mainly of cash or assets that are readily convertible into cash. Sources of liquidity in normal markets also include a variety of short and long-term instruments, including securities lending and repurchase agreements and commercial paper.

Disruptions, uncertainty and volatility in the financial markets limited and, to the extent they persist or recur, may limit in the future our access to capital required to operate our operations. These market conditions may in the future limit our ability to replace, in a timely manner, maturing debt obligations and access the capital necessary to grow our business, replace capital withdrawn by customers or access new capital as a result of volatility in the markets. As a result, under such conditions we may be forced to delay accessing capital, which could decrease our profitability and significantly reduce our financial flexibility. Actions we might take to access financing may in turn cause rating agencies to reevaluate our ratings. Our internal sources of liquidity may prove to be insufficient.

The Risk Based Capital, or RBC, ratio is the primary measure by which we evaluate our capital adequacy. We have managed our RBC ratio to a level consistent with a “AA” ratings objective; however, rating agencies take into account a variety of factors in assigning ratings in addition to RBC levels. RBC is determined by statutory rules that consider risks related to the type and quality of the invested assets, insurance-related risks associated with our products, interest rate risks and general business risks. The RBC ratio calculations are intended to assist insurance regulators in measuring the adequacy of our statutory capitalization. In addition, RBC ratios may impact our credit and claims-paying ratings. We estimate that as of December 31, 2009 the RBC for Prudential Financial Inc.’s domestic life insurance subsidiaries, including the Company, would exceed the minimum level required by applicable insurance regulations.

Disruptions in the capital markets could adversely affect our ability to access sources of liquidity, as well as threaten to reduce our capital below a level that is consistent with our existing ratings objectives. Therefore, we may need to take actions, which may include but are not limited to: (1) undertake capital management activities, including reinsurance transactions; (2) limit or curtail sales of certain products and/or restructure existing products; (3) undertake further asset sales or internal asset transfers; and (4) seek temporary or permanent changes to regulatory rules. Certain of these actions may require regulatory approval or have economic costs associated with them.

Market fluctuations and general economic, market and political conditions may adversely affect our business and profitability.

Even under relatively favorable market conditions, our insurance products, as well as our investment returns and our access to and cost of financing, are sensitive to fixed income, equity, real estate and other market fluctuations and general economic, market and political conditions. These fluctuations and conditions could adversely affect our results of operations, financial position and liquidity, including in the following respects:

•	The profitability of many of our annuity products depends in part on the value of the separate accounts supporting these products, which fluctuate substantially depending on the foregoing conditions.

•

A change in market conditions, including prolonged periods of high inflation, could cause a change in consumer sentiment adversely affecting sales and persistency of our products. Similarly, changing economic conditions and unfavorable public perception of financial institutions can influence customer behavior, including but not limited to increasing claims in certain annuities.

•

Sales of our products and services may decline and surrenders of our variable annuity products and withdrawals of assets from our products may increase if a market downturn, increased market volatility or other market conditions result in customers becoming dissatisfied with their products.

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

•

Market conditions determine the availability and cost of the reinsurance protection we purchase, including through our affiliates. Accordingly, we may be forced to incur additional expenses for reinsurance or may not be able to obtain sufficient reinsurance on acceptable terms which could adversely affect the profitability of future business or our willingness to write future business.

•

Hedging instruments we hold to manage product, and other risks might not perform as intended or expected resulting in higher realized losses and unforeseen cash needs. Market conditions can limit availability of hedging instruments and also further increase the cost of executing product related hedges and such costs may not be recovered in the pricing of the underlying products being hedged. Our hedging strategies rely on the performance of counterparties to such hedges. These counterparties may fail to perform for various reasons resulting in hedge ineffectiveness and losses on uncollateralized positions.

•

We have significant investment portfolios, including but not limited to corporate and asset-backed securities, and equities. Economic conditions as well as adverse capital market conditions, including but not limited to a lack of buyers in the marketplace, volatility, credit spread changes, benchmark interest rate changes, and declines in value of underlying collateral will impact the credit quality, liquidity and value of our investments and derivatives, potentially resulting in higher capital charges and unrealized or realized losses, the latter especially if we were to need to sell a significant amount of investments under such conditions. For example, a widening of credit spreads increases the net unrealized loss position of our investment portfolio and may ultimately result in increased realized losses. Values of our investments can also be impacted by reductions in price transparency, changes in assumptions or inputs we use in estimating fair value and changes in investor confidence and preferences, potentially resulting in higher realized or unrealized losses. Volatility can make it difficult to value certain of our securities if trading becomes less frequent. Valuations may include assumptions or estimates that may have significant period to period changes which could have a material adverse effect on our results of operations or financial condition and in certain cases under U.S. GAAP such period to period changes in the value of investments are not recognized in our results of operations or statements of financial condition.

•

Regardless of market conditions, certain investments we hold, including private bonds and commercial mortgages, are relatively illiquid. If we needed to sell these investments, we may have difficulty doing so in a timely manner at a price that we could otherwise realize.

•	Fluctuations in our operating results and the impact on our investment portfolio may impact our tax profile and our ability to optimally utilize tax attributes.

Interest rate fluctuations could adversely affect our businesses and profitability.

Our products and our investment returns are sensitive to interest rate fluctuations, and changes in interest rates could adversely affect our investment returns and results of operations, including in the following respects:

•

Some of our products expose us to the risk that changes in interest rates will reduce the spread between the amounts that we are required to pay under the contracts and the rate of return we are able to earn on our general account investments supporting the contracts. When interest rates decline, we have to reinvest the cash income from our investments in lower yielding instruments. Since many of our policies and contracts have guaranteed minimum interest or crediting rates or limit the resetting of interest rates, the spreads could decrease and potentially become negative. When interest rates rise, we may not be able to replace the assets in our general account with the higher yielding assets needed to fund the higher crediting rates necessary to keep these contracts competitive. This risk is heightened in market and economic conditions such as we have recently experienced, in which many desired securities may be unavailable.

•

Changes in interest rates may reduce net investment income and thus our spread income which is a significant portion of our profitability. Changes in interest rates can also result in potential losses in our investment activities in which we borrow funds and purchase investments to earn additional spread income on the borrowed funds. A decline in market interest rates could also reduce our returns from investment of equity.

•

When interest rates rise, surrenders and withdrawals of annuity contracts may increase as policyholders seek to buy products with perceived higher returns, requiring us to sell investment assets potentially resulting in realized investment losses, or requiring us to accelerate the amortization of DAC, DSI or VOBA (defined below).

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

We establish and carry reserves to pay future policyholder benefits and claims. Our reserves do not represent an exact calculation of liability, but rather are actuarial or statistical estimates based on models that include many assumptions and projections which are inherently uncertain and involve the exercise of significant judgment, including as to the levels of and/or timing of receipt or payment of benefits, claims, expenses, interest credits, investment results (including equity market returns), mortality, morbidity and persistency. We cannot determine with precision the ultimate amounts that we will pay for, or the timing of payment of, actual benefits, claims and expenses or whether the assets supporting our policy liabilities, will be sufficient for payment of benefits and claims. If we conclude that our reserves, together with future premiums, are insufficient to cover future policy benefits and claims, we would be required to increase our reserves and incur income statement charges for the period in which we make the determination, which would adversely affect our results of operations and financial condition.

For certain of our products, market performance and interest rates impact the level of statutory reserves and statutory capital we are required to hold, and may have an adverse effect on returns on capital associated with these products. For example, equity market declines in the fourth quarter of 2008 caused a significant increase in the level of statutory reserves and statutory capital we are required to hold. Capacity for reserve funding structures available in the marketplace may be limited as a result of market conditions generally. Our ability to efficiently manage capital and economic reserve levels may be impacted, thereby impacting profitability and return on capital.

Our profitability may decline if mortality rates, morbidity rates or persistency rates differ significantly from our pricing expectations.

We set prices for many of our annuity products based upon expected claims and payment patterns, using assumptions for mortality rates, or likelihood of death, and morbidity rates, or likelihood of sickness, of our policyholders. In addition to the potential effect of natural or man-made disasters, significant changes in mortality or morbidity could emerge gradually over time, due to changes in the natural environment, the health habits of the insured population, treatment patterns for disease or disability, the economic environment, or other factors. Pricing of our deferred annuity products are also based in part upon expected persistency of these products, which is the probability that a contract will remain in force from one period to the next. Persistency may be significantly impacted by the value of guaranteed minimum benefits contained in many of our variable annuity products being higher than current account values in light of equity market declines. Results may also vary based on differences between actual and expected withdrawals for these products. The development of a secondary market for life insurance, including life settlements or “viaticals” and investor owned life insurance, and to a lesser extent third party investor strategies in the annuities market, could adversely affect the profitability of existing business and our pricing assumptions for new business. Significant deviations in actual experience from our pricing assumptions could have an adverse effect on the profitability of our products. Although some of our products permit us to increase certain charges during the life of the contract, the adjustments permitted under the terms of the contracts may not be sufficient to maintain profitability. Moreover, many of our products do not permit us to adjust charges (or limit those adjustments) during the life of the contract.

We may be required to accelerate the amortization of deferred policy acquisition costs, or DAC, or establish a valuation allowance against deferred income tax assets, either or which could adversely affect our results of operations and financial condition.

Deferred policy acquisition costs, or DAC, represent the costs that vary with and are related primarily to the acquisition of new and renewal annuity contracts, and we amortize these costs over the expected lives of the contracts. Deferred sales inducements, or DSI, represent an up-front bonus added to the contractholder’s initial deposit for certain annuity contracts and we amortize these costs using the same methodology and assumptions used to amortize DAC. Valuation of business acquired, or VOBA, represents the present value of future profits embedded in acquired, annuity and contracts and is amortized over the expected effective lives of the acquired contracts. Management, on an ongoing basis, tests the DAC, DSI and VOBA recorded on our balance sheet to determine if these amounts are recoverable under current assumptions. In addition, we regularly review the estimates and assumptions underlying DAC, DSI and VOBA for those products for which we amortize DAC, DSI and VOBA in proportion to gross profits or gross margins. Given changes in facts and circumstances, these tests and reviews could lead to reductions in DAC, DSI and/or VOBA that could have an adverse effect on the results of our operations and our financial condition. Significant or sustained equity market declines as well as investment losses could result in acceleration of amortization of the DAC, DSI and VOBA related to variable annuity contracts, resulting in a charge to income.

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

During periods of market disruption, it may be difficult to value certain of our securities, such as sub-prime mortgage backed securities, if trading becomes less frequent and/or market data becomes less observable. There are and may continue to be cases where certain asset classes that were in active markets with significant observable data have become inactive or for which data becomes unobservable due to the current financial environment or market conditions. As a result, valuations may include inputs and assumptions that are less observable or require greater estimation and judgment as well as valuation methods which are more complex. These values may not be ultimately realizable in a market transaction, and such values may change very rapidly as market conditions change and valuation assumptions are modified. Decreases in value may have a material adverse effect on our results of operations or financial condition.

The decision on whether to record an other-than-temporary impairment or write-down is determined in part by management’s assessment of the financial condition and prospects of a particular issuer, projections of future cash flows and recoverability of the particular security. Management’s conclusions on such assessments are highly judgmental and include assumptions and projections of future cash flows which may ultimately prove to be incorrect as assumptions, facts and circumstances change.

A downgrade or potential downgrade in our claims-paying or credit ratings could limit our ability to market products, increase the number or value of contracts being surrendered, increase our borrowing costs and/or hurt our relationships with creditors or trading counterparties.

Claims-paying ratings, which are sometimes referred to as “financial strength” ratings, represent the opinions of rating agencies regarding the financial ability of an insurance company to meet its obligations under an insurance policy, and are important factors affecting public confidence in an insurer and its competitive position in marketing products, including the Company. Credit ratings represent the opinions of rating agencies regarding an entity’s ability to repay its indebtedness. A downgrade in our claims-paying or credit ratings could potentially, among other things, limit our ability to market products, reduce our competitiveness, increase the number or value of contract surrenders and withdrawals, increase our borrowing costs and potentially make it more difficult to borrow funds, adversely affect the availability of financial guarantees, such as letters of credit, cause additional collateral requirements under certain agreements, allow counterparties to terminate derivative agreements, and/or hurt our relationships with creditors or trading counterparties.

In view of the difficulties experienced recently by many financial institutions, the rating agencies have heightened the level of scrutiny that they apply to such institutions, have increased the frequency and scope of their credit reviews, have requested additional information from the companies that they rate, and may adjust upward the capital and other requirements employed in the rating agency models for maintenance of certain ratings levels, such as our financial strength ratings. The outcome of such reviews may have adverse ratings consequences, which could have a material adverse effect on our results of operation and financial condition.

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

A downgrade in our credit or financial strength ratings could result in additional collateral requirements or other required payments under certain agreements, including derivative agreements, which are eligible to be satisfied in cash or by posting securities.

Losses due to defaults by others, including issuers of investment securities or reinsurance, bond insurers and derivative instrument counterparties, downgrades in the ratings of securities we hold or of bond insurers, insolvencies of insurers in jurisdictions where we write business and other factors affecting our counterparties or the value of their securities could adversely affect the value of our investments, the realization of amounts contractually owed to us, result in assessments or additional statutory capital requirements or reduce our profitability or sources of liquidity.

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

Amounts that we expect to collect under current and future contracts are subject to counterparty risk.

Intense competition, including the impact of government sponsored programs and other actions on us and our competitors, could adversely affect our ability to maintain or increase our market share or profitability.

We face intense competition both for the ultimate customers for our products and, in many businesses, for distribution through non-affiliated distribution channels. We compete based on a number of factors including brand recognition, reputation, quality of service, investment performance of our products, product features, scope of distribution and distribution arrangements, price, perceived financial strength and claims-paying and credit ratings. A decline in our competitive position as to one or more of these factors could adversely affect our profitability and assets under management. Many of our competitors are large and well established and some have greater market share or breadth of distribution, offer a broader range of products, services or features, assume a greater level of risk, have lower profitability expectations or have higher claims-paying or credit ratings than we do. We could be subject to claims by competitors that our products, benefits, features, or the administration thereof, infringe their patents, which could adversely affect our sales, profitability and financial position. The proliferation and growth of non-affiliated distribution channels puts pressure on our captive sales channels to increase their productivity and reduce their costs in order to remain competitive, and we run the risk that the marketplace will make a more significant or rapid shift to non-affiliated or direct distribution alternatives than we anticipate or are able to achieve ourselves, potentially adversely affecting our market share and results of operations. Competition for personnel in our business is intense. The loss of personnel could have an adverse effect on our business and profitability.

The adverse market and economic conditions that began in the second half of 2007 and continued into 2009 have resulted in changes in the competitive landscape. For example, the financial distress experienced by certain financial services industry participants as a result of such conditions, including government mandated sales of certain businesses, may lead to favorable acquisition opportunities, although our ability or that of our competitors to pursue such opportunities may be limited due to lower earnings, reserve increases, and a lack of access to debt capital markets and other sources of financing. Such conditions may also lead to changes by us or our competitors in product offerings, product pricing and business mix that could affect our and their relative sales volumes, market shares and profitability. Additionally, the competitive landscape in which we operate may be further affected by the government sponsored programs in response to the dislocations in financial markets. Competitors receiving governmental financing or other assistance or subsidies, including governmental guarantees of their obligations, may obtain pricing or other competitive advantages.

Governmental actions in response to the recent financial crisis could subject us to substantial additional regulation.

The U.S. federal government and other governments around the world have taken and are considering taking actions to address the recent financial crisis which are significant. We cannot predict with any certainty whether these actions will be effective or the effect they may have on the financial markets or on our business, results of operations, cash flows and financial condition. Governmental actions in response to the recent financial crisis could subject us to substantial additional regulation in the United States.

During 2009, the Obama Administration and Congress announced proposals to reform the national regulation of financial services and financial institutions. Depending on the manner of adoption of these or other proposals, we could become subject to increased federal regulation. On December 11, 2009, the House of Representatives approved H.R. 4173, the “Wall Street Reform and Consumer Protection Act of 2009.” H.R. 4173, if enacted, could affect the Company in a number of ways. In particular, Prudential Financial, Inc. would become subject to regulation as a thrift holding company by the Board of Governors of the Federal Reserve System (the “FRB”), which could exercise its authority in a manner different from current regulation by the Office of Thrift Supervision, including the imposition of capital or other Prudential requirements on Prudential Financial, Inc.. In addition, Prudential Financial, Inc. or one of its subsidiaries, could be designated as a financial company subject to stricter Prudential standards imposed by a newly established financial services oversight council, composed principally of federal regulators and with the FRB acting as its agent, if this council were to determine that material financial distress at Prudential Financial, Inc. or its subsidiaries or the scope of their activities could pose a threat to financial stability or the economy. If so designated, we could become subject to unspecified stricter Prudential standards, including stricter requirements and limitations relating to capital, leverage, liquidity, debt to income ratios, and counterparty exposure, as well as overall risk management requirements and a requirement to maintain a plan for rapid and orderly dissolution in the event of severe financial distress. Moreover, if so designated, failure by the Company to satisfy the capitalization requirements imposed could or would result, depending on the degree of under-capitalization, in additional restrictions on or requirements with respect to our business activities.

In addition to heightened regulation of certain financial institutions, H.R. 4173, if enacted, would authorize the FRB to recommend the imposition of stricter Prudential standards to activities and practices identified as posing heightened systemic risk. It is possible that any standards so imposed could have significant effects on the Company’s business.

We cannot predict whether Prudential Financial, Inc. any of its subsidiaries, or any of the Company’s activities might be designated for stricter standards, if the bill’s provisions became law. Nor can we predict what standards might be imposed, or what impact such standards would have on our business, financial condition or results of operations.

If enacted, H.R. 4173 would also establish a “Federal Insurance Office” within the Department of the Treasury to be headed by a director appointed by the Secretary of the Treasury. While not having a general supervisory or regulatory authority over the business of insurance, the director of this office would perform various functions with respect to insurance (other than health insurance), including serving as a non-voting member of the financial services oversight council referred to above and participating in that council’s decisions regarding insurers (potentially including the Company) to be designated for stricter regulation. The director would also be required to conduct a study on how to modernize and improve the system of insurance regulation in the United States, including by increased national uniformity through either a federal charter or effective action by the states.

If enacted, H.R. 4173, would also subject Prudential Financial, Inc. to a risk-based assessment imposed by the Federal Deposit Insurance Company (“FDIC”) to create a Systemic Resolution Fund to pay for the special dissolution of financial companies for which a determination has been made that such resolution is necessary to prevent harm to the financial stability of the United States. It is not possible to quantify what that assessment might be, although it could be significant. Prudential Financial, Inc. is among the class of companies that theoretically could be subject to the special dissolution regime, which would authorize the FDIC to act as Prudential Financial, Inc.’s receiver in a proceeding defined by H.R. 4173 in lieu of a proceeding under the Federal bankruptcy code.

The Senate has not approved comparable legislation, although proposals include provisions addressing special resolution authority for failing financial institutions, systemic risk regulation, and increased derivatives oversight, which could impact Prudential. We cannot predict the form in which proposals will finally be adopted (if at all) or their applicability to or effect on our business, financial condition or results of operation.

On February 1, 2010, the Obama Administration released the “General Explanations of the Administration’s Revenue Proposals,” which includes proposed legislation that would impose a Financial Crisis Responsibility Fee (“FCRF”) on certain financial institutions with over $50 billion in consolidated assets as of January 14, 2010. Although the FCRF would apply to Prudential Financial, Inc. and certain of its subsidiaries, as proposed, the FCRF would not apply to the Company at this time. The FCRF would be imposed at a rate of “approximately” 15 basis points on the “worldwide consolidated liabilities” of companies subject to the FCRF, which includes a broad set of liabilities with a few exceptions, including certain “policy-related liabilities” of insurance companies. The FCRF would be imposed effective as of July 1, 2010.

Additionally, in January 2010, the Administration announced its intention to propose legislation that would prohibit a bank or financial institution that contains a bank from owning, investing in or sponsoring a hedge fund or private equity fund, or engaging in proprietary trading operations unrelated to serving customers for its own profit. Depending on how it is drafted, this proposal, if enacted, could apply to the Company. The impact, if any, that such an adopted proposal would have on the business, financial condition or results of operation of the Company is unclear. We cannot predict the form in which these proposals will finally be adopted (if at all) or their applicability to or effect on our business, financial condition or results of operation.

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

For example, under current law, the estate tax is completely eliminated for year 2010. Thereafter, the tax is reinstated using the exclusion limit and rates in effect in 2001. It is unclear if Congress will keep current law in place or take action to reinstate the estate tax, possibly retroactively to the beginning of 2010. This uncertainty makes estate planning difficult and may impact the sale of our products.

Congress, as well as state and local governments, also considers from time to time legislation that could increase the amount of corporate taxes we pay. For example, changes in the law relating to tax reserving methodologies for term life, universal life insurance policies with secondary guarantees or other products could result in higher corporate taxes. If such legislation is adopted our net income could decline.

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

On February 1, 2010, the Obama Administration released the “General Explanations of the Administration’s Revenue Proposals.” Although the Administration has not released proposed statutory language, the “General Explanations of the Administration’s Revenue Proposals” includes proposals which if enacted, would affect the taxation of life insurance companies and certain life insurance products. In particular, the proposals would affect the treatment of corporate owned life insurance policies, or COLIs, by limiting the availability of certain interest deductions for companies that purchase those policies. The proposals would also change the method used to determine the amount of dividend income received by a life insurance company on assets held in separate accounts used to support products, including variable life insurance and variable annuity contracts that is eligible for the DRD. If proposals of this type were enacted, the Company’s sale of COLI, variable annuities, and variable life products could be adversely affected and the Company’s actual tax expense could increase, reducing earnings.

The General Explanation of the Administration’s Revenue Proposals also includes proposals that would change the method by which multinational corporations could claim credits for the foreign taxes they pay and that would change the timing of deductions for expenses that are allocable to foreign-source income. More specifically, it is likely that the proposals would impose additional restrictions on the Company’s ability to claim foreign tax credits on un-repatriated earnings. The proposals would also require U.S. multinationals to defer certain deductions for ordinary and necessary business expenses that are allocable to foreign source income until that related income is subject to U.S. tax. Unused deductions would be carried forward to future years. If proposals of this type were enacted, the Company’s actual tax expense could increase, reducing earnings.

The federal government currently provides a tax free subsidy to the Company for providing certain retiree prescription drug benefits (the “Medicare Part D subsidy”). Both the House and Senate Finance Committee Health Reform Bills include a provision that would reduce the tax deductibility of retiree health care costs to the extent the Company receives a Medicare Part D subsidy. In effect, the provision would make the Medicare Part D subsidy taxable. If enacted, the Company would incur a one time charge to reflect the change in law. Thereafter, the Company’s actual tax expense would increase, reducing earnings.

Congress failed to extend a number of tax provisions that expired at the end of 2009. One such provision provides tax deferral for investment income earned by a foreign insurance operation until the income is repatriated to the U.S. Although Congress has signaled that it intends to extend retroactively all expired provisions, the failure of Congress to do so will subject the Company to current U.S. tax on investment income earned by its foreign insurance operations in addition to the local jurisdictions’ taxes. If this provision is not extended, the Company’s actual tax expense would increase, reducing earnings.

The large federal deficit, as well as the budget constraints faced by many states and localities, increases the likelihood Congress and state and local governments will raise revenue by enacting legislation increasing the taxes paid by individuals and corporations. This can be accomplished, either by raising rates, or otherwise changing the tax rules. While higher tax rates increase the benefits of tax deferral on the build up of value of annuities and life insurance, making our products more attractive to consumers, legislation that reduces or eliminates deferral would have a potential negative effect on our products. In addition, changes in the tax rules that result in higher corporate taxes will increase the Company’s actual tax expense, reducing earnings.

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

Our business is subject to comprehensive regulation and supervision. The purpose of this regulation is primarily to protect our customers. Many of the laws and regulations to which we are subject, are regularly re-examined, and existing or future laws and regulations may become more restrictive or otherwise adversely affect our operations. This is particularly the case under current market conditions. It appears likely that the continuing financial markets dislocation will lead to extensive changes in existing laws and regulations, and regulatory frameworks, applicable to our business.

The Company is subject to the rules and regulations of the SEC relating to public reporting and disclosure, accounting and financial reporting, and corporate governance matters. The Sarbanes-Oxley Act of 2002 and rules and regulations adopted in furtherance of that Act have substantially increased our requirements in these and other areas. Changes in accounting requirements could have an impact on our reported results of operations and our reported financial position.

Many insurance regulatory and other governmental or self-regulatory bodies have the authority to review our products and business practices and those of our agents and to bring regulatory or other legal actions against us if, in their view, our practices, or those of our agents are improper. These actions can result in substantial fines, penalties or prohibitions or restrictions on our business activities and could adversely affect our business, reputation, results of operations or financial condition. For a discussion of material pending litigation and regulatory matters, see “Contingent Liabilities and Regulatory Matters” in the Notes to Financial Statements included in this Annual Report.

Insurance regulators, as well as industry participants, have begun to implement significant changes in the way in which statutory reserves and statutory capital are determined particularly for products with embedded options and guarantees, and are considering further potentially significant changes in these requirements. Regulatory capital requirements based on scenario testing have already gone into effect for variable annuity products, and new reserving requirements for these products were implemented as of the end of 2009. The timing and extent of further changes to the statutory reporting framework are uncertain.

As discussed above, governmental actions in response to the recent financial crisis could subject us to substantial additional regulation. Significant regulatory changes are under consideration in the United States in response to the crisis. Compliance with applicable laws and regulations is time consuming and personnel-intensive, and changes in these laws and regulations may materially increase our direct and indirect compliance and other expenses of doing business, thus having a material adverse effect on our financial condition or results of operations.

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

Material pending litigation and regulatory matters affecting us, and certain risks to our businesses presented by such matters, are discussed under “Legal Proceedings.” Our litigation and regulatory matters are subject to many uncertainties, and given their complexity and scope, their outcome cannot be predicted. Our reserves for litigation and regulatory matters may prove to be inadequate. It is possible that our results of operations or cash flow in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation and regulatory matters depending, in part, upon the results of operations or cash flow for such period. In light of the unpredictability of the Company’s litigation and regulatory matters, it is also possible that in certain cases an ultimate unfavorable resolution of one or more pending litigation or regulatory matters could have a material adverse effect on the Company’s financial position.

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

•

Pandemic disease, caused by a virus such as H5N1, the “avian flu” virus, or H1N1, the “swine flu” virus, could have a severe adverse effect on our business. The potential impact of such a pandemic on our results of operations and financial position is highly speculative, and would depend on numerous factors, including: in the case of the avian flu virus, the probability of the virus mutating to a form that can be passed easily from human to human; the effectiveness of vaccines and the rate of contagion; the regions of the world most affected; the effectiveness of treatment for the infected population; the rates of mortality and morbidity among various segments of the insured versus the uninsured population; the collectability of reinsurance; the possible macroeconomic effects of a pandemic on the Company’s asset portfolio; the effect on surrenders of existing contracts, as well as sales of new contracts; and many other variables.

There can be no assurance that our business continuation plans and insurance coverages would be effective in mitigating any negative effects on our operations or profitability in the event of a terrorist attack or other disaster.

Climate change, and its regulation, may affect the prospects of companies and other entities whose securities we hold and other counterparties, including reinsurers, and affect the value of investments, including real estate investments, that we hold. Our initial evaluation is that the near term effects of climate change and climate change regulation on the Company are not material, but we cannot predict the long term impacts on us from climate change or its regulation.

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

Item 1B. Unresolved Staff Comments

None

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

Item 3. Legal Proceedings

We are subject to legal and regulatory actions in the ordinary course of our businesses, including class action lawsuits. Our pending legal and regulatory actions include proceedings specific to the Company and proceedings generally applicable to business practices in the industry in which we operate. We may be subject to class action lawsuits and other litigation alleging, among other things, that we made improper or inadequate disclosures in connection with the sale of annuity products or charged excessive or impermissible fees on these products, recommended unsuitable products to customers, mishandled customer accounts or breached fiduciary duties to customers. We are also subject to litigation arising out of our general business activities, such as our investments and contracts, and could be exposed to claims or litigation concerning certain business or process patents. Regulatory authorities from time to time make inquiries and conduct investigations and examinations relating particularly to us and our products. In addition, we, along with other participants in the business in which we engage, may be subject from time to time to investigations, examinations and inquiries, in some cases industry-wide, concerning issues or matters upon which such regulators have determined to focus. In some of our pending legal and regulatory actions, parties are seeking large and/or indeterminate amounts, including punitive or exemplary damages. The outcome of a litigation or regulatory matter, and the amount or range of potential loss at any particular time, is inherently uncertain.

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

The foregoing discussion is limited to recent developments concerning our legal and regulatory proceedings. See Note 12 to the Financial Statements included herein for additional discussion of our litigation and regulatory matters.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company is a wholly owned subsidiary of PAI. There is no public market for the Company’s common stock.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations, or “MD&A”, is omitted pursuant to General Instruction I(2)(a) of Form 10-K. The management narrative for Prudential Annuities Life Assurance Corporation that follows should be read in conjunction with the Forward-Looking Statements and related notes included below the Table of Contents, “Risk Factors”, and the Financial Statements and related notes included in this Annual Report on Form 10-K.

This Management’s narrative addresses the financial condition of Prudential Annuities Life Assurance Corporation (“PALAC”), formerly known as American Skandia Life Assurance Corporation as of December 31, 2009, compared with December 31, 2008, and its results of operations for the years ended December 31, 2009 and 2008.

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

During 2010, each of Pruco Life Insurance Company and Pruco Life Insurance Company of New Jersey (which are affiliates of the Company within Prudential Financial Inc.’s Prudential Annuities business unit) intends to begin selling a new product line of variable annuity products. In general, the new product line offers the same optional living benefits and optional death benefits as are being offered for new elections under many of the Company’s existing variable annuities. With very limited exceptions, the Company will cease offering its existing variable annuity products (and where offered, the companion market value adjustment option) to new investors upon the launch of this new product line in 2010. However, subject to applicable contractual provisions and administrative rules, the Company will continue to accept purchase payments on inforce contracts under those existing annuity products. These initiatives are being implemented to create operational and administrative efficiencies by offering a single product line of annuity products from a more limited group of legal entities. In addition, by limiting its variable annuity offerings to a single product line sold through one insurer (and its affiliate, for New York sales), Prudential Annuities expects to convey a more focused, cohesive image in the marketplace.

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

The Company’s profitability depends principally on its ability to price and manage risk on insurance products, to attract and retain customer assets, and to manage expenses. Specific drivers of our profitability include:

•	our ability to manufacture and distribute products and services and to introduce new products gaining market acceptance on a timely basis;

•	our ability to price our products at a level that enables us to earn a margin over the cost of providing benefits and the expense of acquiring customers and administering those products;

•	our mortality and morbidity experience on annuity products;

•	our persistency experience, which affects our ability to recover the cost of acquiring new business over the lives of the contracts;

•	our cost of administering insurance contracts

•	our ability to manage and control our operating expenses, including overhead;

•	our returns on invested assets, including the impact of credit losses, net of the amounts we credit to policyholders’ accounts;

•	the amount of assets under management and changes in their fair value, which affect the amount of asset administration fees we receive;

•	our ability to generate favorable investment results through asset liability management and strategic and tactical asset allocation;

•	our ability to maintain our financial strength ratings; and

•	our ability to manage risk and exposures, including the degree to which, and the effectiveness of, hedging these risks and exposures.

In addition, factors such as regulation, competition, interest rates, taxes, market fluctuations and general economic, market and political conditions affect the Company’s profitability. See “Risk Factors” for a discussion of risks that have affected and may affect in the future our business, results of operations or financial condition, or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company.

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

Deferred Policy Acquisition Costs

We capitalize costs that vary with and are related primarily to the acquisition of new and renewal annuity contracts. These costs primarily include commissions, costs of policy issuance and other variable expenses that are incurred in producing new business. We amortize these deferred policy acquisition costs, or DAC, over the expected lives of the contracts, based on our estimates of the level and timing of gross profits. As described in more detail below, in calculating DAC amortization we are required to make assumptions about investment returns, mortality and other items that impact our estimates of the level and timing of gross profits. As of December 31, 2009 and 2008, DAC was $1,411.6 million and $1,247.1 million, respectively.

DAC is amortized over the expected life of the policy in proportion to estimated gross profits. In calculating gross profits, we consider mortality, persistency, and other elements as well as rates of return on investments associated with these contracts and the cost of contract minimum guarantees net of, where applicable, the impact of our own risk of non-performance and certain hedging activities related to these guarantees. The impact of our capital hedging program, which we began in the second quarter of 2009, is not considered in calculating gross profits. We regularly evaluate and adjust the related DAC balance with a corresponding charge or credit to current period earnings for the effects of our actual gross profits and changes in our assumptions regarding estimated future gross profits. Adjustments to the DAC balance include our quarterly adjustments for current period experience and market performance related adjustments, as discussed below, and the impact of the annual reviews of our estimate of total gross profits. We also perform recoverability testing at the end of each reporting period to ensure the DAC balance does not exceed the present value of estimated gross profits.

The quarterly adjustments for current period experience referred to above reflect the impact of differences between actual gross profits for a given period and the previously estimated expected gross profits for that period. Total estimated gross profits include both actual experience and estimates of gross profits for future periods. To the extent each period’s actual experience differs from the previous estimate for that period, the assumed level of total gross profits may change. In these cases, we recognize a cumulative adjustment to all previous periods’ costs, referred to as an adjustment for current period experience.

DAC is sensitive to the effects of changes in our estimates of gross profits primarily due to the significant portion of gross profits that is dependent upon the total rate of return on assets held in separate account investment options. This rate of return influences the fees we earn, costs we incur associated with the guaranteed minimum death and optional living benefit features related to our variable annuity contracts, as well as other sources of profit. Returns that are higher than our expectations for a given period produce higher than expected account balances, which increase the fees we earn and decrease the costs we incur associated with the guaranteed minimum death and optional living benefit features related to our variable annuity contracts, resulting in higher expected future gross profits and lower DAC amortization for the period. The opposite occurs when returns are lower than our expectations.

The near-term future rate of return assumptions used in evaluating DAC is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider actual returns over a period of time and initially adjust future projected returns over a four year period so that the assets grow at the long-term expected rate of return for the entire period. If the projected future rate of return over a four year period is greater than our maximum future rate of return, we use our maximum future rate of return. As of December 31, 2009, our long-term expected rates of return across all asset types for variable annuity products is 7.7% per annum, and reflect among other assumptions, an expected rate of return of 9.5% per annum for equity type assets. Unless there is a sustained interim deviation, our long-term expected rate of return assumptions generally are not impacted by short-term market fluctuations. As of December 31, 2009, our near-term maximum future rate of return under the reversion to the mean approach for variable annuities was 9.5% per annum. Included in this blended maximum future rate are assumptions for returns on various asset classes, including a 13% per annum maximum rate of return on equity investments.

In the fourth quarter of 2008 we determined that adjustments to our estimate of total gross profits to reflect actual fund performance and any corresponding changes to the projected future rate of return assumptions for our variable annuity contracts, should no longer be dependent on a comparison to a statistically generated range of estimated gross profits. Instead, beginning in the fourth quarter of 2008, the projected future rate of return and our estimate of total gross profits are updated each quarter to reflect the result of the reversion to the mean approach. These market performance related adjustments to our estimate of total gross profits result in cumulative adjustments to prior amortization, reflecting the application of the new required rate of amortization to all prior periods’ gross profits. The new required rate of amortization is also applied prospectively to future gross profits in calculating amortization in future periods. As of December 31, 2009, our expected rate of return for the next four years across all asset types is 7.2% per annum. These rates represent a weighted average of our expected rates of return across all contract groups. For most contract groups, our expected rate of return for the next four years equals our current maximum future rates of return, as the near-term projected future rate of return under the reversion to the mean approach is greater than our maximum future rate of return. For certain contract groups relating to variable annuities issued in 2009, the expected rate of return over the next four years is under 7.2% per annum, reflecting the impact of more favorable markets in 2009 and the reversion to the mean approach.

To demonstrate the sensitivity of our DAC balance relative to our future rate of return, increasing or decreasing our future rate of return by 100 basis points would have required us to consider adjustments, subject to the range of estimated gross profits determined by the statistically generated rate of returns described above, to that DAC balance as follows. The sensitivity includes an increase and decrease of 100 basis points to both the near-term future rate of return assumptions used over the next four years, and the long-term expected rate of return used thereafter. While the information below is for illustrative purposes only and does not reflect our expectations regarding future rate of return assumptions, it is a near-term, reasonably likely hypothetical change that illustrates the potential impact of such a change. The information provided in the table below considers only the direct effect of changes in our future rate of return on the DAC balance and not changes in any other assumptions such as persistency, mortality, or expenses included in our evaluation of DAC. Further, this information does not reflect changes in reserves, such as the reserves for the guaranteed minimum death and optional living benefit features of our variable annuity products, or the impact that changes in such reserves may have on the DAC balance.

December 31, 2009
Increase/(Reduction) in DAC
(in millions)
Increase in future rate of return by 100 basis points	$19
Decrease in future rate of return by 100 basis points	$(19)

Deferred Sales Inducements and Valuation of Business Acquired

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

Valuation of Investments, Including Derivatives, and the Recognition of Other-than-Temporary Impairments

Our investment portfolio consists of public and private fixed maturity securities, commercial mortgage and other loans, equity securities, derivative financial instruments, and other long-term investments. Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices or the values of securities. Derivative financial instruments we generally use include swaps, options, and futures and may be exchange-traded or contracted in the over-the-counter market. We are also party to financial instruments that contain derivative instruments that are “embedded” in the financial instruments. Management believes the following accounting policies related to investments, including derivatives, are most dependent on the application of estimates and assumptions. Each of these policies is discussed further within other relevant disclosures related to the investments and derivatives, as referenced below.

•	Valuation of investments, including derivatives

•	Recognition of other-than-temporary impairments

•	Determination of the valuation allowance for losses on commercial mortgage and other loans

We present our investments classified as available for sale, including fixed maturity and equity securities, our investments classified as trading, and derivatives, and our embedded derivatives at fair value in the statements of financial position. For additional information regarding the key estimates and assumptions surrounding the determination of fair value of fixed maturity and equity securities, as well as derivative instruments, embedded derivatives and other investments, see Note 10 to the Financial Statements.

For our investments classified as available for sale, the impact of changes in fair value is recorded as an unrealized gain or loss in “Accumulated other comprehensive income (loss), net,” a separate component of equity. For our investments classified as trading, the impact of changes in fair value is recorded within “Asset administration fees and other income.” In addition, investments classified as available for sale are subject to impairment reviews to identify when a decline in value is other-than-temporary. For a discussion of our policies regarding other-than-temporary declines in investment value and the related methodology for recording other-than-temporary impairments of fixed maturity and equity securities, see Note 2 to the Financial Statements.

Commercial mortgage and other loans are carried primarily at unpaid principal balances, net of unamortized premiums or discounts and a valuation allowance for losses. For a discussion of our policies regarding the valuation allowance for commercial mortgage and other loans see Note 2 to the Financial Statements.

Future policy benefits

The Company’s liability for future policy benefits is primarily comprised of the present value of estimated future payments to or on behalf of policyholders, where the timing and amount of payment depends on policyholder mortality, less the present value of future net premiums. Expected mortality is generally based on the Company’s historical experience or standard industry tables. Interest rate assumptions are based on factors such as market conditions and expected investment returns. Although mortality and interest rate assumptions are “locked-in” upon the issuance of new insurance or annuity business with fixed and guaranteed terms, significant changes in experience or assumptions may require the Company to provide for expected future losses on a product by establishing premium deficiency reserves. The Company’s liability for future policy benefits is also inclusive of liabilities for guarantee benefits related to certain nontraditional long-duration life and annuity contracts, which are discussed more fully in Note 6. These reserves represent reserves for the guaranteed minimum death and optional living benefit features on our variable annuity products. The optional living benefits are primarily accounted for as embedded derivatives, with fair values calculated as the present value of future expected benefit payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature. For additional information regarding the valuation of these optional living benefit features, see Note 10.

In establishing reserves for guaranteed minimum death and income benefits related to variable annuity policies, we must make estimates and assumptions about the timing of annuitization, contract lapses and contractholder mortality, as well as interest rates and equity market returns. Assumptions relating to contractholder behavior, such as the timing of annuitization and contract lapses, are based on our experience by contract group, and vary by product type and year of issuance. Our dynamic lapse rate assumption applies a different lapse rate on a contract by contract basis based on a comparison of the guaranteed minimum death or income benefit and the current policyholder account value as well as other factors such as the applicability of any surrender charges. In-the-money contracts are those with a guaranteed minimum benefit in excess of the current policyholder account value. Since in-the-money contracts are less likely to lapse, we apply a lower lapse rate assumption to these contracts. As an example, the lapse rate assumptions for contracts that are not in-the-money and out of their surrender charge period average between 11% and 15% per year. This lapse rate assumption would be reduced for similar in-the-money contracts, based on the extent of the excess described above and the age of the contract. Mortality assumptions are generally based on our historical experience or standard industry tables, and also vary by contract group. Unless a material change in behavior or mortality experience is observed in an interim period, we generally update assumptions related to contractholder behavior and mortality in the third quarter of each year by considering the actual results that have occurred during the period from the most recent update to the expected amounts. Generally, we do not expect our actual mortality trends to change significantly in the short-term, and to the extent these trends may change we expect such changes to be gradual over the long-term.

The future rate of return assumptions used in establishing reserves for guaranteed minimum death and income benefits related to variable annuities products are derived using a reversion to the mean approach, a common industry practice. For additional information regarding our future expected rate of return assumptions and our reversion to the mean approach see, “—Deferred Policy Acquisition Costs.” The following table provides a demonstration of the sensitivity of the reserves for guaranteed minimum death and income benefits related to variable annuity policies relative to our future rate of return assumptions by quantifying the adjustments to the reserves that would be required assuming both a 100 basis point increase and decrease in our future rate of return. The sensitivity includes an increase and decrease of 100 basis points to both the near-term future rate of return assumptions used over the next four years, and the long-term expected rate of return used thereafter. While the information below is for illustrative purposes only and does not reflect our expectations regarding future rate of return assumptions, it is a near-term, reasonably likely change that illustrates the potential impact of such a change. This information considers only the direct effect of changes in our future rate of return on operating results due to the change in the reserve balance and not changes in any other assumptions such as persistency, mortality, or expenses included in our evaluation of the reserves, or any changes on DAC or other balances.

December 31, 2009
Increase/(Reduction) in GMDB/GMIB Reserves
(in millions)
Decrease in future rate of return by 100 basis points	$25
Increase in future rate of return by 100 basis points	$(22)

For a discussion of adjustments to the reserves for guaranteed minimum death and income benefits for the years ended December 31, 2009, 2008 and 2007, see “—Results of Operations”.

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

Our accounting represents management’s best estimate of future events that can be appropriately reflected in the accounting estimates. Certain changes or future events, such as changes in tax legislation, geographic mix of earnings and completion of tax audits could have an impact on our estimates and effective tax rate. For example, the dividends received deduction, or DRD, reduces the amount of dividend income subject to tax and is a significant component of the difference between our actual tax expense and the expected amount determined using the federal statutory tax rate of 35%. The U.S. Treasury Department and the Internal Revenue Service, or IRS, intend to address through regulations the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts. On February 1, 2010, the Obama Administration released the “General Explanations of the Administration’s Revenue Proposals.” Although the Administration has not released proposed statutory language, one proposal would change the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through regulations or legislation, could increase our actual tax expense and reduce our net income.

On January 1, 2007, we adopted the revised authoritative guidance for Income Tax Uncertainties which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. The application of this guidance is a two-step process, the first step being recognition. We determine whether it is more likely than not, based on the technical merits, that the tax position will be sustained upon examination. If a tax position does not meet the more likely than not recognition threshold, the benefit of that position is not recognized in the financial statements. The second step is measurement. We measure the tax position as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate resolution with a taxing authority that has full knowledge of all relevant information. This measurement considers the amounts and probabilities of the outcomes that could be realized upon ultimate settlement using the facts, circumstances, and information available at the reporting date.

An increase or decrease in our effective tax rate by one percent of income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures, would have resulted in an increase or decrease in our loss from continuing operations before equity in earnings of operating joint ventures in 2009 of $0.3 million.

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

Accounting Pronouncements Adopted and Recently Issued Pronouncements

See Note 2 to the Financial Statements for a discussion of adopted and recently issued accounting pronouncements.

The Company’s Changes in Financial Position and Results of Operations are described below.

Changes in Financial Position

2009 versus 2008

Total assets increased by $12.3 billion, from $39.6 billion at December 31, 2008 to $51.9 billion at December 31, 2009. Separate account assets increased by $17.2 billion, primarily driven by positive net flows, market appreciation during the current year and transfers out of the fixed income investments backed by our general account as a result of the automatic rebalancing element in certain of our optional living benefit features. Partially offsetting the above increase was a decrease in fixed maturities of $3.4 billion driven by lower general account balances due to the aforementioned automatic rebalancing element. Additionally, reinsurance recoverables decreased by $2.1 billion driven by a decrease in the reinsured liability for living benefit embedded derivatives resulting from a decrease in the underlying base reserve due to an increase in LIBOR. Also contributing to the decrease were updates of inputs used in the valuation of the embedded derivatives under the authoritative guidance for fair value measurements and disclosures. Under this guidance we are required to incorporate our own risk of non-performance in the valuation of the embedded derivatives associated with our living benefit features. In light of recent developments, including rating agency downgrades to the claims-paying ratings of the Company, beginning in the first quarter of 2009, we incorporated an additional spread over LIBOR into the discount rate used in the valuation of the embedded derivative liabilities to reflect an increase in our market perceived non-performance risk, thereby reducing the value of the embedded derivative liabilities.

During the period, total liabilities increased by $12.2 billion, from $37.9 billion at December 31, 2008 to $50.1 billion at December 31, 2009. Separate account liabilities increased by $17.2 billion driven by positive net flows, market appreciation during the current year and transfers out of the fixed income investments backed by our general account as a result of the automatic rebalancing element. In addition, borrowings increased by $463.8 million in order to fund the costs associated with new business sales. Partially offsetting the above increases was a decrease in policyholders’ account balances of $3.4 billion driven by transfers of customer account values to the separate account variable investment options from the fixed income investments backed by our general account due to the automatic rebalancing element in certain of our optional living benefit riders. Additionally, future policy benefits and other policyholder liabilities decreased by $2.2 billion from $2.5 billion at December 31, 2008 to $0.3 billion at December 31, 2009 driven by a decrease in the liability for living benefit embedded derivatives resulting from a decrease in the underlying base reserve primarily due to an increase in LIBOR and improving equity markets conditions. Also contributing to the decrease, as discussed above, were updates of inputs used in the valuation of the embedded derivatives under the authoritative guidance for fair value measurements and disclosures.

Results of Operations

2009 versus 2008

Net Income

Net income increased $63.6 million from $20.0 million for the twelve months ended December 31, 2008 to $83.6 million for the twelve months ended December 31, 2009. This is driven by a $51.4 million increase in income from operations before income taxes, as discussed below, and by a $12.2 million increase in income tax benefit as a result of an increase in the projected amount of nontaxable investment income earned by the Company, as discussed below.

Income from operations for the twelve months ended December 31, 2009 included a $153.4 million of benefits related to adjustments to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products and to our estimate of total gross profits used as a basis for amortizing deferred policy acquisition and other costs, compared to $469.3 million of charges included in 2008, resulting in a $622.6 million favorable variance, as shown in the following table:

	Twelve Months Ended December 31, 2009			Twelve Months Ended December 31, 2008
	(in thousands)
	Amortization of DAC and Other Costs (1)	Reserves for GMDB / GMIB (2)	Total	Amortization of DAC and Other Costs (1)	Reserves for GMDB / GMIB (2)	Total
Quarterly market performance adjustment (3)	$68,675	$66,085	$134,760	$(145,009)	$(137,596)	$(282,605)
Annual review / assumption updates	(19,008)	14,493	(4,515)	(1,293)	(79,857)	(81,150)
Quarterly adjustment for current period experience	9,180	13,931	23,111	(74,514)	(31,007)	(105,521)

Total	$58,847	$94,509	$153,356	$(220,816)	$(248,460)	$(469,276)

(1)	Amounts reflect (charges) or benefits for (increases) or decreases, respectively, in the amortization of deferred policy acquisition, or DAC, and other costs.
(2)

Amounts reflect (charges) or benefits for reserve (increases) or decreases, respectively, related to the guaranteed minimum death and income benefit, or GMDB / GMIB, features of our variable annuity products.

(3)

As discussed below, market performance related adjustments were recognized quarterly beginning in the fourth quarter of 2008. Amounts for 2008 include adjustment recognized as part of our annual reviews in the third quarter of 2008.

These adjustments primarily reflect the market conditions that existed in the respective periods, and the estimated impact of those market conditions on contractholder behavior, and are discussed individually in more detail below. Partially offsetting the net benefit from these adjustments was $76.1 million of mark-to-market losses related to derivative positions associated with our capital hedging program. In the second quarter of 2009, we began a hedging program to include a portion of the market exposure related to the overall capital position of our variable annuity business. These capital hedges primarily consist of equity-based total return swaps, which are designed to partially offset changes in our capital position resulting from market driven changes in certain living and death benefit features of our variable annuity products. In 2009, favorable market conditions resulted in an overall improvement in our capital position, which was partially offset by mark-to-market losses on the capital hedges.

The $134.8 million of benefits in 2009 relating to the quarterly market performance adjustments shown in the table above are attributable to changes to our estimate of total gross profits to reflect actual fund performance in 2009. The following table shows the actual quarterly rate of return on variable annuity account values for each of the quarters in 2009 compared to our previously expected quarterly rate of return used in our estimate of total gross profits.

	First Quarter 2009	Second Quarter 2009	Third Quarter 2009	Fourth Quarter 2009
Actual rate of return	(3.5)%	11.5%	10.2%	2.5%
Expected rate of return	2.5%	2.5%	1.8%	1.7%

The overall better than expected market returns in 2009 increased our estimates of total gross profits and decreased our estimate of future expected claims costs associated with the guaranteed minimum death and income benefit features of our variable annuity products, by establishing a new, higher starting point for the variable annuity account values used in estimating those items for future periods. The previously expected rates of return for 2009, for most contract groups, was based upon our maximum future rate of return assumption under the reversion to the mean approach, as discussed below. The increase in our estimate of total gross profits and decrease in our estimate of future expected claims costs results in a lower required rate of amortization and lower required reserve provisions, which are applied to all prior periods. The resulting cumulative adjustment to prior amortization and reserve provisions are recognized in the current period. In addition, the lower rate of amortization and reserve provisions will also be applied in calculating amortization and the provision for reserves in future periods. The $282.6 million charge in 2008 is attributable to a similar but opposite impact on gross profits of market value decreases in the underlying assets associated with our variable annuity products, reflecting financial market conditions during the period.

As shown in the table above, results for both periods include the impact of the annual reviews of the assumptions used in the reserve for the guaranteed minimum death and income benefit features of our variable annuity products and in our estimate of total gross profits used as a basis for amortizing deferred policy acquisition and other costs. The year ended December 31, 2009 included $4.5 million of charges from these annual reviews, primarily related to reductions in the future rate of return assumptions applied to the underlying assets associated with our variable annuity products. Partially offsetting the impact of the updated future rate of return assumptions were benefits related to the impact of lower mortality and higher investment spread assumptions. Income from operations for 2008 included $81.2 million of charges from these annual reviews, primarily reflecting increased cost of expected income and death benefit claims due to lower expected lapse rates for policies where the current policyholder account value is below the guaranteed minimum death benefit.

As mentioned above, we derive our near-term future rate of return assumptions using a reversion to the mean approach, a common industry practice. Under this approach, we consider actual returns over a period of time and initially adjust future projected returns over a four year period so that the assets grow at the long-term expected rate of return for the entire period. However, beginning in the fourth quarter of 2008 and continuing through 2009, the projected future annual rate of return calculated using the reversion to the mean approach for most contract groups was greater than our maximum future rate of return assumption across all asset types. In those cases, we utilize the maximum future rate of return over the four year period, thereby limiting the impact of the reversion to the mean on our estimate of total gross profits. As discussed above, the near-term maximum future rate of return under the reversion to the mean approach was reduced in 2009 from 10.5% to 9.5% as part of our annual reviews. Included in this revised blended maximum future rate are assumptions for returns on various asset classes, including a 13% annual maximum rate of return on equity investments. Further or continued market volatility could result in additional market value changes within our separate account assets and corresponding changes to our gross profits, as well as additional adjustments to the amortization of deferred policy acquisition and other costs, and the costs relating to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products. Given that the estimates of future gross profits are based upon our maximum future rate of return assumption for most contract groups, all else being equal, future rates of return higher or lower than 2.3% per quarter, or 9.5% per annum, will result in decreases or increases in the amortization of deferred policy acquisition and other costs, and the costs relating to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products. Including the offsetting impact of certain contract groups relating to business issued in 2009, our weighted average expected rate of return across all contract groups is 7.2% per annum as of December 31, 2009.

The quarterly adjustments for current period experience shown in the table above reflect the impact of differences between actual gross profits for the period and the previously estimated expected gross profits for the period, as well as an update for current and future expected claims costs associated with the guaranteed minimum death and income benefit features of our variable annuity products. To the extent each period’s actual experience differs from the previous estimate for that period, the assumed level of total gross profits may change, and a cumulative adjustment to previous periods’ amortization, referred to as an adjustment for current period experience, may be required in the current period. This adjustment to previous periods’ amortization is in addition to the direct impact of actual gross profits on current period amortization and the market performance related adjustment to our estimates of gross profits for future periods. The adjustments for deferred policy acquisition and other costs in 2009 reflect a reduction in amortization due to better than expected gross profits, resulting primarily from the favorable variance in the mark-to-market of embedded derivatives and related hedge positions associated with our living benefit features and better than expected contract persistency experience. The adjustment for the reserves for the guaranteed minimum death and income benefit features of our variable annuity products in 2009 primarily reflects higher than expected fee income due to favorable market performance, partially offset by higher than expected actual contract guarantee claims costs due to lower than expected lapses. Less favorable than expected gross profits in 2008 were primarily due to lower than expected fee income, the unfavorable variance in the mark-to-market of embedded derivatives and related hedge positions associated with our living benefit features, and higher actual contract guarantee claims costs in 2008, primarily driven by unfavorable financial market conditions.

Income from operations for the twelve months ended December 31, 2009 also included $135.8 million of amortization of deferred policy acquisition and other costs from a decrease in the reinsured liability for living benefit embedded derivatives and its impact on actual gross profits resulting from the impact of the change in non-performance risk in the valuation of embedded derivatives. We are required to incorporate our own risk of non-performance in the valuation of the embedded derivatives associated with our living benefit features. In light of recent developments, including rating agency downgrades to our claims-paying ratings beginning in the first quarter of 2009, we incorporated an additional spread over LIBOR into the discount rate used in the valuation of the embedded derivative liabilities to reflect an increase in our market perceived non-performance risk, thereby reducing the value of the embedded derivative liabilities. We amortize deferred policy acquisition and other costs over the expected lives of the contracts based on the level and timing of gross profits on the underlying product. In calculating gross profits, we consider mortality, persistency, and other elements as well as rates of return on investments associated with these contracts and include profits and losses related to these contracts that are reported in affiliated legal entities other than the Company as a result of, for example, reinsurance agreements with those affiliated entities.

Absent the impact of the quarterly adjustments, assumption updates, the capital hedge program, and the change in non-performance risk in the valuation of embedded derivatives under the authoritative guidance for fair value measurements and disclosures, as previously discussed, income from operations before income taxes for the twelve months ended December 31, 2009 decreased $359.4 million from the twelve months ended December 31, 2008, primarily relating to a decrease in policy charges and fee income and asset administration fees and other income of $239.7 million primarily from the market value adjustments related to the Company’s MVA option driven by market conditions and transfer of assets back to the separate account due to the automatic rebalancing element. Additionally, policy charges and fee income and asset administration fees and other income were lower driven by lower average variable annuity asset balances invested in separate accounts. The declines in average separate account assets were due to market depreciation and transfers of balances to fixed income investments backed by our general account. The transfer of balances to fixed income investments backed by our general account relates to an automatic rebalancing element in some of our optional living benefit features, which, as part of the overall product design, transferred approximately $9.5 billion out of the separate accounts and into fixed income investments backed by our general account from January 1, 2008 through March 31, 2009, due to equity market declines. Subsequently in 2009, approximately $3.8 billion of assets was transferred from fixed income investments backed by our general account to the separate accounts by operation of the automatic rebalancing element due to market improvements. Also contributing to the decrease was higher amortization of deferred policy acquisition and other costs of $257.5 million due to higher levels of actual gross profits primarily from positive embedded derivative breakage. Additionally, interest credited to policyholder account balances increased $72.4 million primarily due to the aforementioned general account transfers. Lastly, reserves related to the guaranteed minimum death and income benefit features of our variable annuity products increased by $25.7 million primarily driven by higher actual and expected contract guarantee claim. Partially offsetting the unfavorable variances in pre-tax net income was higher net investment income of $174.6 million primarily due to aforementioned transfers of balances to fixed income investments backed by our general account.

Revenues

Revenues decreased $80.5 million, from $1,216.1 million for the twelve months ended December 31, 2008 to $1,135.6 million for the twelve months ended December 31, 2009. Premiums decreased $7.0 million, from $20.4 million for the twelve months December 31, 2008 to $13.4 million for the twelve months December 31, 2009, reflecting a decrease in funds from customers electing to enter into the payout phase of their annuity contracts.

Policy charges and fee income decreased $239.7 million, from $632.4 million for the twelve months ended December 31, 2008 to $392.7 million for the twelve months ended December 31, 2009 driven by a decrease of $210.7 million from market value adjustments related to the Company’s MVA option driven by market conditions and transfer of assets back to the separate account due to the automatic rebalancing element. Additionally, policy charges and fee income decreased from lower mortality and expense (“M&E”) fees of $33.1 million and a decrease in optional benefit charges on our living and death benefit features of $11.1 million, primarily driven by lower average variable annuity asset balances invested in separate accounts. The declines in average separate account assets were due to market depreciation and transfers of balances to fixed income investments backed by our general account, as previously discussed. The decrease in optional benefit charges was primarily offset in realized investment gains, net because these features are reinsured with affiliates.

Net investment income increased $174.6 million from $320.1 million for the twelve months ended December 31, 2008 to $494.7 million for the twelve months ended December 31, 2009 as a result of higher transfers of balances to fixed income investments backed by our general account, as previously discussed,

Realized investment gains, net, decreased by $9.1 million from $46.0 million for the twelve months ended December 31, 2008 to $36.9 million for the twelve months ended December 31, 2009. This decrease was driven by $76.1 million of mark-to-market losses related to derivative positions associated with our capital hedging program, as previously discussed. This was partially offset by increased investment gains on our MVA and general account portfolios of $37.5 million primarily driven by dispositions to fund outflows in a declining rate environment and an increase in embedded derivative breakage of $29.5 million driven by increasing interest rates in 2009. This represents the embedded derivative breakage on non-reinsured living benefit liabilities

Benefits and Expenses

Benefits and expenses decreased $131.9 million, from $1,235.3 million for the twelve months ended December 31, 2008 to $1,103.4 million for the twelve months ended December 31, 2009.

Policyholders’ benefits decreased $324.9 million, from $329.3 million for the twelve months ended December 31, 2008 to $4.4 million for the twelve months ended December 31, 2009, primarily driven by the impact of the adjustments to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products.

Interest credited to policyholders’ account balances increased $129.3 million, from $279.7 million for the twelve months ended December 31, 2008 to $409.0 million for the twelve months ended December 31, 2009, primarily due to an increase in deferred sales inducements (“DSI”) amortization of $110.0 million driven by higher levels of actual gross profits and the impact of the change in non-performance risk in the valuation of embedded derivatives under the authoritative guidance for fair value measurements and disclosures, as previously discussed. Also contributing to the increase was an increase in interest credited to policyholders’ account balances of $72.4 million primarily reflecting higher average annuity account values invested in our general account resulting from transfers relating to an automatic rebalancing element in some of our optional living benefit features. Partially offsetting the above increases was a benefit of $56.6 million from the impact of the adjustments to our estimate of total gross profits used as a basis for amortizing DSI, as previously discussed.

Amortization of deferred policy acquisition costs (“DAC”) increased by $91.0 million, from $228.8 million for the twelve months ended December 31, 2008 to $319.8 million for the twelve months ended December 31, 2009 primarily due to an increase in DAC amortization of $292.7 million driven by higher level of actual gross profits and the impact of the change in non-performance risk in the valuation of embedded derivatives under the authoritative guidance for fair value measurements and disclosures, as previously discussed. Partially offsetting the above increases was a benefit of $201.8 million from the impact of the adjustments to our estimate of total gross profits used as a basis for amortizing DAC, as previously discussed.

General, administrative and other expenses decreased by $27.3 million, from $370.2 million for the twelve months ended December 31, 2008 to $397.5 million for the twelve months ended December 31, 2009, primarily due to $32.8 million of lower interest expense driven by the repayment of debt. Also contributing to the decrease was $21.3 million impact of the adjustments to our estimate of total gross profits used as a basis for amortizing value of business acquired (“VOBA”). Partially offsetting the above decreases was $30.6 of higher implied trail commission expenses driven by higher sales.

As discussed above, the overall $131.9 million decrease in benefits and expenses included a benefit of $622.6 million related to the adjustments to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products and to our estimate of total gross profits used as a basis for amortizing deferred policy acquisition and other costs, as previously discussed. Benefits and expenses also included $135.8 million of higher amortization of deferred acquisition cost and other cost related to the impact of the change in non-performance risk in the valuation of embedded derivatives under the authoritative guidance for fair value measurements and disclosures, as previously discussed. Absent the effect of the quarterly adjustments and assumption updates, and the change in non-performance risk in the valuation of embedded derivatives under the authoritative guidance for fair value measurements and disclosures, benefits and expenses for the twelve months ended December 31, 2009 increased $355.0 million from the twelve months ended December 31, 2008.

Income Taxes

Shown below is reconciliation between our income tax provision for the years ended December 31, 2008, 2007 and 2006, to the income tax provision that would have resulted from application of the statutory 35% federal income tax rate in each of these periods.

	2009	2008	2007
	(in millions)
Tax provision	$(51.4)	$(39.2)	$10.4
Impact of:
Non taxable investment income	56.9	24.4	95.0
Tax credits	6.1	8.4	7.4
Prior year adjustments	-	-	(5.5)
State income taxes, net of federal benefit	(1.7)	0.3	(0.2)
Other	1.3	(0.6)	(0.4)

Tax provision at statutory rate	$11.2	$(6.7)	$106.7

We adopted the revised authoritative guidance for accounting for uncertainty in income taxes on January 1, 2007.

The impact of non-taxable investment income on the total tax provision decreased in 2009 as compared to 2008 and 2007, primarily due to an increase in the dividends received deduction, or DRD.

For additional information regarding income taxes, see Note 8 to the Financial Statements.

Liquidity and Capital Resources

Overview

The disruptions in the capital markets that began in the second half of 2007, initially due to concerns over sub-prime mortgage holdings of financial institutions, accelerated to unprecedented levels in the latter half of 2008 and continued into 2009, resulting in failure, consolidation, or U.S. federal government intervention on behalf of several significant financial institutions. These disruptions resulted in significant market volatility and adversely impacted the availability and cost of credit and capital. However, certain markets have shown marked improvement since mid-2009. Equity markets have appreciated, with less volatility, and bond spreads have tightened significantly.

Prudential Financial and the Company continue to operate with significant cash and short-term investments on the balance sheet and have access to alternate sources of liquidity. However, should the recent improvements in the capital markets prove temporary and the severity of prior markets return, such market disruptions could potentially adversely affect our ability to access sources of liquidity, as well as threaten to reduce our capital below a level that is consistent with our existing credit ratings objectives. We may take additional actions, especially in the event of such disruptions, which may include but are not limited to: (1) further access external sources of capital, including the debt or equity markets; (2) limit or curtail sales of certain products and/or restructure existing products; and (3) seek temporary or permanent changes to regulatory rules. Certain of these actions may require regulatory approval and/or agreement of counterparties which are outside of our control or have economic costs associated with them. In the event that market conditions were to deteriorate, Prudential Financial may also be required to make further capital contributions to its regulated domestic or international subsidiaries, including the Company.

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

Cash Flow

The principal sources of the Company’s liquidity are annuity considerations, investment and fee income, and investment maturities and sales, as well as internal borrowings. The principal uses of that liquidity include benefits, claims, and payments to policyholders and contractholders in connection with surrenders, withdrawals and net policy loan activity. Other uses of liquidity include commissions, general and administrative expenses, purchases of investments, and payments in connection with financing activities.

We believe that the cash flows from our operations are adequate to satisfy the current liquidity requirements of these operations, including under reasonably foreseeable stress scenarios. The continued adequacy of this liquidity will depend upon factors such as future securities market conditions, changes in interest rate levels, policyholder perceptions of our financial strength, and the relative safety of competing products (including those with enhancements under government-sponsored programs), each of which could lead to reduced cash inflows or increased cash outflows. In addition, market volatility can impact the level of capital required to support our businesses. Our cash flows from investment activities result from repayments of principal, proceeds from maturities and sales of invested assets, net of amounts reinvested. The primary liquidity risks with respect to these cash flows are the risk of default by debtors or bond insurers, our counterparties’ willingness to extend repurchase and/or securities lending arrangements, commitments to invest and market volatility. We closely manage these risks through our credit risk management process and regular monitoring of our liquidity position.

In managing our liquidity, we also consider the risk of policyholder and contractholder withdrawals of funds earlier than our assumptions when selecting assets to support these contractual obligations. We use surrender charges and other contract provisions to mitigate the extent, timing and profitability impact of withdrawals of funds by customers from annuity contracts and deposit liabilities.

Liquid Assets

Liquid assets include cash, cash equivalents, short-term investments, most fixed maturities that are not designated as held to maturity and public equity securities. As of December 31, 2009 and December 31, 2008, the Company had liquid assets of $7.3 billion and $10.2 billion, respectively, which includes a portion financed with asset-based financing. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $0.8 billion and $0.3 billion as of December 31, 2009 and December 31, 2008, respectively. We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in calculating internal liquidity measures in order to evaluate the adequacy of our operations’ liquidity under a variety of stress scenarios. We believe that the liquidity profile of our assets is sufficient to satisfy current liquidity requirements, including under foreseeable stress scenarios.

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

Our liquidity is managed through access to substantial investment portfolios as well as a variety of instruments available for funding and/or managing cash flow mismatches, including from time to time those arising from claim levels in excess of projections. To the extent we need to pay claims in excess of projections, we may borrow temporarily or sell investments sooner than anticipated to pay these claims, which may result in increased borrowing costs or realized investment gains or losses affecting results of operations.

We believe that borrowing temporarily or selling investments earlier than anticipated will not have a material impact on our liquidity. Payment of claims and sale of investments earlier than anticipated would have an impact on the reported level of cash flow from operating and investing activities, respectively, in our financial statements.

Prudential Funding, LLC

Prudential Funding, LLC, or Prudential Funding, a wholly owned subsidiary of Prudential Insurance, serves as an additional source of financing to meet our working capital needs up to limits established with the Connecticut Insurance Department. Prudential Funding borrows funds in the capital markets primarily through the direct issuance of commercial paper.

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

The level of statutory capital of the Company can be materially impacted by interest rate and equity market fluctuations, changes in the values of derivatives, the level of impairments recorded, credit quality migration of investment portfolio, among other items. Further, the recapture of business subject to reinsurance arrangements due to defaults by, or credit quality migration affecting, the reinsurers could result in higher required statutory capital levels. The level of statutory capital of the Company is also affected by statutory accounting rules which are subject to change by insurance regulators.

The implementation of VACARVM, a new statutory reserve methodology for variable annuities with guaranteed benefits, effective December 31, 2009 had an impact of approximately $61 million benefit on the statutory surplus of the Company. As discussed above, market conditions during 2008 negatively impacted the level of our capital. In order to address these impacts on our capital, Prudential Financial made capital contributions to certain domestic insurance subsidiaries, including the Company, which was subsequently used to repay portions of our outstanding loans with Prudential Financial.

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

With respect to our fixed rate options in our variable annuity products, the Company incurs market risk primarily in the form of interest rate risk. The Company manages this risk through asset/liability management strategies that seek to closely approximate the interest rate sensitivity, but not necessarily the exact cash flow characteristics, of the assets with the estimated interest rate sensitivity of the product liabilities. The Company also mitigates this risk through a MVA provision on the Company’s fixed investment option. This MVA provision limits interest rate risk when a contractholder withdraws funds or transfers funds to variable investment options before the end of the guarantee period. The Company’s overall objective in these strategies is to limit the net change in value of assets and liabilities arising from interest rate movements. While it is more difficult to measure the interest sensitivity of the Company’s insurance liabilities than that of the related assets, to the extent the Company can measure such sensitivities the Company believes that interest rate movements will generate asset value changes that substantially offset changes in the value of the liabilities relating to the underlying products. Certain products supported by general account investments also expose us to the risk that changes in interest rates will reduce the spread between the amounts that we are required to pay under the contracts and the rate of return we are able to earn on our general account investments supporting the contracts.

For variable annuities, excluding the fixed rate options in these products, we are exposed to the risk that asset-based fees may decrease as a result of declines in assets under management due to changes in investment prices. The risk of decreased asset based and asset administration fees could also impact our estimates of total gross profits used as a basis for amortizing deferred policy acquisition and other costs. While a decrease in our estimates of total gross profits would accelerate amortization and decrease net income in a given period, it would not affect our cash flow or liquidity position.

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

For variable annuity products with minimum guaranteed death benefits and variable annuity products with living benefits such as guaranteed minimum income, withdrawal, and accumulation benefits, we also face the risk that declines in the value of underlying investments as a result of interest rate, equity market, or market volatility changes may increase our net exposure to the guarantees under these contracts. As part of our risk management strategy, we utilize product design elements such as asset allocation requirements, an automatic rebalancing element and minimum purchase age requirements, in addition to externally purchased hedging instruments and affiliated reinsurance arrangements to limit our market risk exposure to the benefit features of certain of our variable annuity contracts. See Note 11 to the Financial Statements for a discussion of our use of interest rate and equity based derivatives. See Note 6 to our Financial Statements for additional information about the guaranteed minimum death benefits associated with our variable annuity contracts, and the guaranteed minimum income, withdrawal, and accumulation benefits associated with the variable annuity contracts we issue.

For risk management purposes we perform stress scenario testing to monitor the impact of extreme, but realistic adverse market events on our capital adequacy and liquidity. This testing allows us to assess the sensitivity of our business to market factors and identify any concentrations of risk. The regulatory capital levels and liquidity of the Company in particular are closely monitored to ensure they remain consistent with our rating objectives. Changes to these ratings could impact Prudential Financial’s borrowing costs, our ability to access alternative sources of liquidity, and our ability to market certain products. For additional information regarding our liquidity and capital resources see “Management’s Discussion and Analysis of Financial Results of Operations—Liquidity and Capital Resources.” Market fluctuations or changes in market conditions could also cause a change in consumer sentiment adversely affecting our sales and persistency. For additional information regarding the potential impacts of interest rate and other market fluctuations as well as general economic and market conditions on our businesses and profitability see Item 1A. “Risk Factors.”

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

We use duration and convexity analyses to measure price sensitivity to interest rate changes. Duration measures the relative sensitivity of the fair value of a financial instrument to changes in interest rates. Convexity measures the rate of change of duration with respect to changes in interest rates. We seek to manage our interest rate exposure by legal entity by matching the relative sensitivity of asset and liability values to interest rate changes, or controlling “duration mismatch” of assets and liabilities. We have target duration mismatch constraints by segment for each entity. As of December 31, 2009 and 2008, the difference between the pre-tax duration of assets and the target duration of liabilities in our duration managed portfolios was within our constraint limits. We consider risk-based capital implications in our asset/liability management strategies.

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

Market Risk Related to Interest Rate Risk

Fluctuations in interest rates can potentially impact the Company’s profitability and cash flows. At December 31, 2009, 86% of assets held under management by the Company are in non-guaranteed separate accounts for which the Company’s interest rate and equity market exposure is not significant, as the contractholder assumes substantially all of the investment risk. Of the remaining 14% of assets, the interest rate risk from contracts that carry interest rate exposure is managed through an asset/liability matching program which takes into account estimates of the risk variables of the insurance liabilities supported by the assets.

At December 31, 2009, the Company held fixed maturity investments in its general account that are sensitive to changes in interest rates. These securities are held in support of the Company’s fixed immediate annuities, fixed supplementary contracts, the fixed investment option offered in its variable life insurance contracts, and in support of the Company’s target solvency capital.

The Company assesses interest rate sensitivity for its financial assets, financial liabilities and derivatives using hypothetical test scenarios which assume both upward and downward 100 basis point parallel shifts in the yield curve from prevailing interest rates. The following tables set forth the potential loss in fair value from a hypothetical 100 basis point upward shift at December 31, 2009 and 2008, because this scenario results in the greatest net exposure to interest rate risk of the hypothetical scenarios tested at those dates. While the test scenario is for illustrative purposes only and does not reflect management’s expectations regarding future interest rates or the performance of fixed income markets, it is a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These test scenarios do not measure the changes in value that could result from non-parallel shifts in the yield curve, which would be expected to produce different changes in discount rates for different maturities. As a result, the actual loss in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations.

	December 31, 2009
	Notional	Fair Value	Hypothetical Fair Value After + 100 Basis Point Parallel Yield Curve Shift	Hypothetical Change in Fair Value
		(in millions)
Financial Assets with Interest Rate Risk:
Financial Assets:
Fixed maturities, available for sale		$6,494	$6,233	$(261)
Commercial loans		373	358	(15)
Policy Loans		13	13	-
Derivatives (1):
Swaps	1,716	(13)	(57)	(44)
Options	40	4	4	-

Total Estimated Potential Loss				$(320)

(1) Excludes variable annuity optional living benefits accounted for as embedded derivatives as the Company has generally entered into reinsurance agreements to transfer the risk related to these optional living benefits to an affiliate as part of its risk management strategy.

	December 31, 2008
	Notional	Fair Value	Hypothetical Fair Value After + 100 Basis Point Parallel Yield Curve Shift	Hypothetical Change in Fair Value
		(in millions)
Financial Assets with Interest Rate Risk:
Financial Assets:
Fixed maturities, available for sale		$9,869	$9,506	$(363)
Commercial loans		372	358	(14)
Policy Loans		13	22	9
Derivatives (1):
Swaps	1,367	35	(27)	(62)

Total Estimated Potential Loss				$(430)

(1) Excludes variable annuity optional living benefits accounted for as embedded derivatives as the Company has generally entered into reinsurance agreements to transfer the risk related to these optional living benefits to an affiliate as part of its risk management strategy.

The tables above do not include approximately $7.2 billion of insurance reserve and deposit liabilities as of December 31, 2009 and $10.6 billion as of December 31, 2008 which are not considered financial liabilities. We believe that the interest rate sensitivities of these insurance liabilities offset, in large measure, the interest rate risk of the financial assets set forth in these tables.

The estimated changes in fair values of the financial assets shown above relate to assets invested in support of the Company’s insurance liabilities, but do not include separate account assets associated with products for which investment risk is borne primarily by the separate account contractholders rather than the Company.

The Company’s deferred annuity products offer a fixed investment option which subjects the Company to interest rate risk. The fixed option guarantees a fixed rate of interest for a period of time selected by the contractholder. Guarantee period options available range from one to ten years. Withdrawal of funds or transfer of funds to variable investment options, before the end of the guarantee period subjects the contractholder to an MVA, with respect to the Company’s fixed investment options that provide for assessment of an MVA. In the event of rising interest rates, which generally make the fixed maturity securities underlying the guarantee less valuable, the MVA could be negative. In the event of declining interest rates, which generally make the fixed maturity securities underlying the guarantee more valuable, the MVA could be positive. The resulting increase or decrease in the value of the fixed option, from calculation of the MVA, should substantially offset the decrease or increase in the market value of the securities underlying the guarantee. However, the Company still takes on the default risk for the underlying securities and the interest rate risk of reinvestment of interest payments.

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

For equity investments within the separate accounts, the investment risk is borne primarily by the separate account contractholder rather than by the Company.

In addition, we expanded our hedging program in the second quarter of 2009 to include a portion of the market exposure related to our overall capital position of our variable annuity business, including the impact of certain statutory reserve exposures. These capital hedges primarily consist of equity-based total return swaps that are designed to partially offset changes in our capital position resulting from market driven changes in certain living and death benefit features of our variable annuity products. Our estimated equity price risk associated with these capital hedges as of December 31, 2009 was a $31 million benefit, estimated based on a hypothetical 10% decline in equity benchmark market levels, which would partially offset an overall decline in our capital position related to the equity market decline.

Item 8. Financial Statements and Supplementary Data

Information required with respect to this Item 8 regarding Financial Statements and Supplementary Data is set forth commencing on page F-3 hereof. See Index to Financial Statements elsewhere in this Annual Report.

Item 9. Changes in and Disagreements with Independent Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Annual Report on Internal Control Over Financial Reporting on the effectiveness of internal control over financial reporting as of December 31, 2009 are included in Part II, Item 8 of this Annual Report on Form 10-K.

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of December 31, 2009. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2009, our disclosure controls and procedures were effective. No change in the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) and 15d-15(f) occurred during the quarter ended December 31, 2009 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 14. Principal Accountant Fees and Services

The Audit Committee of the Board of Directors of Prudential Financial has appointed PricewaterhouseCoopers LLP as the independent auditor of Prudential Financial and certain of its domestic and international subsidiaries, including the Company. The Audit Committee has established a policy requiring its pre-approval of all audit and permissible non-audit services provided by the independent auditor. The specific information called for by this item is hereby incorporated by reference to the section entitled “Item 2 – Ratification of the Appointment of Independent Auditors” in Prudential Financial’s definitive proxy statement for the Annual Meeting of Shareholders to be held on May 11, 2009, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2009.

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

10.

The following redacted agreements, pertaining to the General Services Agreement dated as of March 8, 2004, and as subsequently amended, between The Prudential Insurance Company of America (“Prudential”) and ExlService Holdings, Inc. (“Vendor”) (“Agreement”):

a. Engagement schedule for Prudential Annuities Transaction Processing; and

b. Statement of Work, to be performed under Engagement Schedule Number 6 dated as of January 25, 2010 to the General Services Agreement dated March 8, 2004 (“Agreement”); and

c. Statement of Work, to be performed under Engagement Schedule Number 7 dated as of January 25, 2010 to the General Services Agreement dated March 8, 2004 (“Agreement”).

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

SIGNATURES

Pursuant to the requirements of Section 13, or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Shelton, and state of Connecticut on the 12th day of March 2010.

PRUDENTIAL ANNUITIES LIFE ASSURANCE CORPORATION

(Registrant)

By:	/s/ Thomas J. Diemer
Thomas J. Diemer
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 12, 2010.

Name	Title

*James J. Avery, Jr	Director
James J. Avery, Jr.

* Bernard J. Jacob	Director
Bernard J. Jacob

* Helen M. Galt	Director
Helen M. Galt

* Thomas J. Diemer	Chief Financial Officer and Director
Thomas J. Diemer

/s/ Stephen Pelletier	Chief Executive Officer, President and Director
Stephen Pelletier

* By: /s/ Thomas J. Diemer
Thomas J. Diemer
(Attorney-in-Fact)

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT

PRUDENTIAL ANNUITIES LIFE ASSURANCE CORPORATION

Financial Statements and

Report of Independent Registered Public Accounting Firm

Years Ended December 31, 2009 and 2008

PRUDENTIAL ANNUITIES LIFE ASSURANCE CORPORATION

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Prudential Annuities Life Assurance Corporation (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an assessment of the effectiveness, as of December 31, 2009, of the Company’s internal control over financial reporting, based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment under that framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm, PricewaterhouseCoopers LLP, regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

March 12, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of

Prudential Annuities Life Assurance Corporation:

In our opinion, the accompanying statements of financial position and the related statements of operations and comprehensive income, of stockholder’s equity and of cash flows present fairly, in all material respects, the financial position of Prudential Annuities Life Assurance Corporation (an indirect, wholly owned subsidiary of Prudential Financial, Inc.) at December 31, 2009 and December 31, 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2 of the financial statements, the Company changed its method of determining and recording other-than-temporary impairment for debt securities on January 1, 2009. Also, the Company adopted a framework for measuring fair value on January 1, 2008 and changed its method of accounting for uncertainty in income taxes, and for deferred acquisition costs in connection with modifications or exchanges of insurance contracts on January 1, 2007.

/s/    PRICEWATERHOUSECOOPERS LLP

New York, New York

March 12, 2010

Prudential Annuities Life Assurance Corporation

Statements of Financial Position

December 31, 2009 and 2008 (in thousands, except share amounts)

	2009	2008
ASSETS
Fixed maturities available for sale,
at fair value (amortized cost, 2009: $6,056,960 2008: $9,893,430)	$6,493,887	$9,869,342
Trading account assets, at fair value	79,892	51,422
Equity securities available for sale, at fair value (cost, 2009:$17,085 2008: $12,024)	18,612	10,119
Commercial mortgage and other loans	373,080	371,744
Policy loans	13,067	13,419
Short-term investments	705,846	254,046
Other long-term investments	2,995	37,529

Total investments	$7,687,379	$10,607,621

Cash and cash equivalents	71,548	26,549
Deferred policy acquisition costs	1,411,571	1,247,131
Accrued investment income	77,004	91,301
Reinsurance recoverable	40,597	2,110,264
Income taxes receivable	230,427	259,541
Valuation of business acquired	52,596	78,382
Deferred sales inducements	801,876	726,314
Receivables from parent and affiliates	119,300	65,151
Investment receivable on open trades	7,984	26,541
Other assets	7,056	52,461
Separate account assets	41,448,712	24,259,992

TOTAL ASSETS	$51,956,050	$39,551,248

LIABILITIES AND STOCKHOLDER’S EQUITY
LIABILITIES
Policyholders’ account balances	$6,894,651	$10,261,698
Future policy benefits and other policyholder liabilities	292,921	2,486,584
Payables to parent and affiliates	76,439	54,107
Cash collateral for loaned securities	263,617	269,461
Short-term borrowing	54,585	186,268
Long-term borrowing	775,000	179,547
Other liabilities	242,216	153,016
Separate account liabilities	41,448,712	24,259,992

TOTAL LIABILITIES	$50,048,141	$37,850,673

Commitments and Contingent Liabilities (See Note 12)

STOCKHOLDER’S EQUITY
Common stock, $100 par value; 25,000 shares, authorized, issued and outstanding	$2,500	$2,500
Additional paid-in capital	974,921	974,921
Retained earnings	798,170	729,100
Accumulated other comprehensive income (loss)	132,318	(5,946)

Total stockholder’s equity	$1,907,909	$1,700,575

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$51,956,050	$39,551,248

See Notes to Financial Statements

Prudential Annuities Life Assurance Corporation

Statements of Operations and Comprehensive Income

Years ended December 31, 2009, 2008, and 2007 (in thousands)

	2009	2008	2007

REVENUES

Premiums	$13,431	$20,391	$28,201
Policy charges and fee income	392,753	632,440	707,366
Net investment income	494,733	320,088	74,625
Asset administration fees and other income	197,672	197,114	224,388
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(23,497)	(25,771)	-
Other-than-temporary impairments on fixed maturity securities transferred to Other	-	-	-
Comprehensive Income	11,890	-	-
Other realized investment gains (losses), net	48,574	71,824	(40,972)
Total realized investment gains (losses), net	36,967	46,053	(40,972)

Total revenues	$1,135,556	$1,216,086	$993,608

BENEFITS AND EXPENSES

Policyholders’ benefits	4,414	329,295	67,350
Interest credited to policyholders’ account balances	409,057	279,744	92,088
Amortization of deferred policy acquisition costs	319,806	228,836	156,506
General, administrative and other expenses	370,162	397,477	372,710

Total benefits and expenses	$1,103,439	$1,235,352	$688,654

Income (loss) from operations before income taxes	$32,117	$(19,266)	$304,954

Income taxes:
Current	(239,796)	-	-
Deferred	188,355	(39,224)	10,359

Income tax (benefit) expense	$(51,441)	$(39,224)	$10,359

NET INCOME	$83,558	$19,958	$294,595

Change in net unrealized investment gains (losses), net of taxes	146,971	(8,483)	(2,840)

COMPREHENSIVE INCOME	$230,529	$11,475	$291,755

See Notes to Financial Statements

Prudential Annuities Life Assurance Corporation

Statements of Stockholder’s Equity

Years ended December 31, 2009, 2008, and 2007 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity

Balance, December 31, 2006	$2,500	$334,096	$534,899	$5,377	$876,872
Net income	-	-	294,595	-	294,595
Cumulative effect of change in accounting principles, net of taxes	-	-	(8,153)	-	(8,153)
Distribution from(to) parent	-	100,000	(112,199)	-	(12,199)
Change in net unrealized investment gains (losses), net of taxes	-	-	-	(2,840)	(2,840)

Balance, December 31, 2007	$2,500	$434,096	$709,142	$2,537	$1,148,275

Net income	-	-	19,958	-	19,958
Distribution from parent	-	540,825	-	-	540,825
Change in net unrealized investment gains (losses), net of taxes	-	-	-	(8,483)	(8,483)

Balance, December 31, 2008	$2,500	$974,921	$729,100	$(5,946)	$1,700,575

Net income	-	-	83,558	-	83,558
Impact of adoption of new guidance for other-than-temporary impairments of debt securities, net of taxes	-	-	8,707	(8,707)	-
Distribution from /(to) parent	-	-	(23,195)	-	(23,195)
Change in net unrealized investment gains (losses), net of taxes	-	-	-	146,971	146,971

Balance, December 31, 2009	$2,500	$974,921	$798,170	$132,318	$1,907,909

See Notes to Financial Statements

Prudential Annuities Life Assurance Corporation

Statements of Cash Flows

Years ended December 31, 2009, 2008, and 2007 (in thousands)

	2009	2008	2007
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$83,558	$19,958	$294,595
Adjustments to reconcile net income to net cash from operating activities:

Realized investment (gains)losses, net	(36,967)	(46,053)	40,972
Amortization and depreciation	(12,874)	36,463	33,191
Interest credited to policyholders’ account balances	507,958	226,909	67,650
Change in:
Future policy benefit reserves	(2,163,091)	2,257,299	143,716
Accrued investment income	14,698	(78,671)	(1,081)
Trading account assets	(9,721)	(35,108)	1,830
Net receivable (payable) to affiliates	(34,208)	12,914	24,596
Deferred sales inducements	(147,163)	(167,493)	(202,582)
Deferred policy acquisition costs	(335,045)	(188,629)	(285,758)
Income taxes payable (receivable)	(51,660)	(39,202)	10,251
Reinsurance recoverable	2,069,667	(2,006,181)	(104,083)
Other, net	(142,642)	23,663	(94,948)

Cash Flows From (Used In) Operating Activities	$(257,490)	$15,869	$(71,651)

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Proceeds from the sale/maturity of:
Fixed maturities, available for sale	7,208,289	9,744,227	2,163,531
Shares in equities, available for sale	13,900	35	5,000
Commercial mortgage and other loans	57,393	7,249	2,866
Trading account assets	9,733	-	-
Policy loans	45	3,723	2,426
Other long-term investments	445	-	3,922
Short term investments	5,566,265	15,500,254	4,090,907
Payments for the purchase/origination of:
Fixed maturities, available for sale	(3,090,497)	(18,330,076)	(2,313,080)
Shares in equities, available for sale	(19,636)	-	-
Commercial mortgage and other loans	(61,445)	(340,523)	(675)
Trading account assets	(24,061)	-	-
Policy loans	(319)	(4,177)	(2,753)
Other long-term investments	(14,428)	-	(4,401)
Short-term investments	(6,017,771)	(15,608,847)	(4,174,001)

Cash Flows From (Used in) Investing Activities	$3,627,913	$(9,028,135)	$(226,258)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Capital contribution from (to) Parent	(23,195)	540,825	100,000
Dividend to parent	-	-	(112,199)
Decrease in future fees payable to PAI, net	(749)	(11,422)	(36,360)
Cash collateral for loaned securities	(5,843)	215,384	14,115
Securities sold under agreement to repurchase	602	-	-
Proceeds from the issuance of debt (maturities longer than 90 days)	600,000	-	350,000
Repayments of debt (maturities longer than 90 days)	(4,547)	(500,453)	(75,000)
Net increase (decrease) in short-term borrowing	(131,683)	(9,012)	35,734
Drafts outstanding	4,017	(24,834)	(27,853)
Policyholders’ account balances
Deposits	3,364,812	12,971,413	1,801,795
Withdrawals	(7,128,838)	(4,143,783)	(1,752,290)

Cash Flows From (Used in) Financing Activities	$(3,325,424)	$9,038,118	$297,942

Net increase in cash and cash equivalents	44,999	25,852	33
Cash and cash equivalents, beginning of period	26,549	697	664

CASH AND CASH EQUIVALENTS, END OF PERIOD	$71,548	$26,549	$697

SUPPLEMENTAL CASH FLOW INFORMATION

Income taxes paid (received)	$(11)	$(42)	$106

Interest paid	$11,608	$56,916	$83,717

See Notes to Financial Statements

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

1.	BUSINESS

Prudential Annuities Life Assurance Corporation (the “Company”, “we”, or “our”), formerly known as American Skandia Life Assurance Corporation, with its principal offices in Shelton, Connecticut, is an indirect wholly-owned subsidiary of Prudential Financial, Inc. (“Prudential Financial”), a New Jersey corporation. The Company is a wholly-owned subsidiary of Prudential Annuities, Inc., (“PAI”), formerly known as American Skandia, Inc., which in turn is an indirect wholly-owned subsidiary of Prudential Financial. On December 19, 2002, Skandia Insurance Company Ltd. (publ) (“Skandia”), an insurance company organized under the laws of the Kingdom of Sweden, and the ultimate parent company of the Company prior to May 1, 2003, entered into a definitive purchase agreement (the “Acquisition Agreement”) with Prudential Financial whereby Prudential Financial would acquire the Company and certain of its affiliates (the “Acquisition”) and would be authorized to use the American Skandia name through April, 2008. On May 1, 2003, the Acquisition was consummated. Thus, the Company is now an indirect wholly owned subsidiary of Prudential Financial. During 2007, the Company began the process of changing its name and names of various legal entities that include the “American Skandia” name, as required by the terms of the Acquisition. The Company’s name was changed effective January 1, 2008.

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

PAI intends to make additional capital contributions to the Company, as needed, to enable it to comply with its reserve requirements and fund expenses in connection with its business. The Company has complied with the National Association of Insurance Commissioner’s (“NAIC”) Risk-Based Capital (“RBC”) reporting requirements and has total adjusted capital well above required capital. Generally, PAI is under no obligation to make such contributions and its assets do not back the benefits payable under the Company’s policyholder contracts. During 2009 PAI made no capital contributions to the Company. During 2008 and 2007, PAI made capital contributions of $540.8 million and $100 million, respectively to the Company.

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

The most significant estimates include those used in determining deferred policy acquisition costs and related amortization; valuation of business acquired and its amortization; amortization of sales inducements; valuation of investments including derivatives and the recognition of other-than-temporary impairments; future policy benefits including guarantees; provision for income taxes and valuation of deferred tax assets; reserves for contingent liabilities, including reserves for losses in connection with unresolved legal matters.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Investments and Investment-Related Liabilities

The Company’s principal investments are fixed maturities; trading account assets; equity securities; commercial mortgage and other loans; policy loans; other long-term investments, including joint ventures , limited partnerships; and short-term investments. Investments and investment-related liabilities also include securities repurchase and resale agreements and securities lending transactions. The accounting policies related to each are as follows:

Fixed maturities are comprised of bonds, notes and redeemable preferred stock. Fixed maturities classified as “available for sale” are carried at fair value. See Note 10 for additional information regarding the determination of fair value. The amortized cost of fixed maturities is adjusted for amortization of premiums and accretion of discounts to maturity. Interest income, as well as the related amortization of premium and accretion of discount is included in “Net investment income” under the effective yield method. For mortgage-backed and asset-backed securities, the effective yield is based on estimated cash flows, including prepayment assumptions based on data from widely accepted third-party data sources or internal estimates. In addition to prepayment assumptions, cash flow estimates vary based on assumptions regarding the underlying collateral including default rates and changes in value. These assumptions can significantly impact income recognition and the amount of other-than-temporary impairments recognized in other comprehensive income. For high credit quality mortgage-backed and asset-backed securities (those rated AA or above), cash flows are provided quarterly, and the amortized cost and effective yield of the security are adjusted as necessary to reflect historical prepayment experience and changes in estimated future prepayments. The adjustments to amortized cost are recorded as a charge or credit to net investment income in accordance with the retrospective method. For asset-backed and mortgage-backed securities rated below AA, the effective yield is adjusted prospectively for any changes in estimated cash flows. See the discussion below on realized investment gains and losses for a description of the accounting for impairments as well as the impact of the Company’s adoption of new authoritative guidance for the recognition and presentation of other-than-temporary impairments for debt securities. Unrealized gains and losses on fixed maturities classified as “available for sale,” net of tax, and the effect on deferred policy acquisition costs, valuation of business acquired, deferred sales inducements, future policy benefits and policyholders’ dividends that would result from the realization of unrealized gains and losses, are included in “Accumulated other comprehensive income (loss).”

Trading account assets, at fair value, represents the equity securities held in support of a deferred compensation plan and investments. These instruments are carried at fair value. Realized and unrealized gains and losses on trading account assets are reported in “Asset administration fees and other income.” Interest and dividend income from these investments are reported in “Net investment income.”

Equity securities, available for sale are comprised of common stock, and non-redeemable preferred stock, and are carried at fair value. The associated unrealized gains and losses, net of tax, and the effect on deferred policy acquisition costs, deferred sales inducements, valuation of business acquired, and future policy benefits that would result from the realization of unrealized gains and losses, are included in “Accumulated other comprehensive income (loss)”. The cost of equity securities is written down to fair value when a decline in value is considered to be other than temporary. See the discussion below on realized investment gains and losses for a description of the accounting for impairments. Dividends from these investments are recognized in “Net investment income” when declared.

Commercial mortgage and other loans, originated and held for investment, are generally carried at unpaid principal balance, net of unamortized premiums or discounts and an allowance for losses. Interest income, as well as prepayment fees and the amortization of related premiums or discounts, is included in “Net investment income.” The allowance for losses provides for the risk of credit losses inherent in the lending process and includes a loan specific reserve for each non-performing loan that has a specifically identified loss and a portfolio reserve for probable incurred but not specifically identified losses. Non-performing loans that have a specifically identified loss include those loans for which it is probable that amounts due according to the contractual terms of the loan agreement will not all be collected. The allowances for losses on these loans are determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or at the fair value of the collateral if the loan is collateral dependent. Interest received on non-performing loans, including loans that were previously modified in a troubled debt restructuring, is either applied against the principal or reported as net investment income based on the Company’s assessment as to the collectability of the principal. The Company discontinues accruing interest on non-performing loans after the loans are 90 days delinquent as to principal or interest, or earlier when the Company has doubts about collectability. When a loan is deemed as non-performing, any accrued but uncollectible interest is charged to interest income in the period the loan is deemed non-performing. Generally, a loan is restored to accrual status only after all delinquent interest and principal are brought current and, in the case of loans where the payment of interest has been interrupted for a substantial period, a regular payment performance has been established. The portfolio reserve for incurred but not specifically identified losses considers the current credit composition of the portfolio based on an internal quality rating, as well as property type diversification, the Company’s past loan experience and other relevant factors. Together with historical credit migration and default statistics, the internal quality ratings are used to determine a default probability by loan. Historical

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

loss severity statistics by property type are then applied to arrive at an estimate for incurred but not specifically identified losses. Historical credit migration, default and loss severity statistics are updated each quarter based on the Company’s actual loan experience, and are considered together with other relevant qualitative factors in making the final portfolio reserve calculations. The allowance for losses on commercial mortgage and other loans can increase or decrease from period to period based on these factors. The gains and losses from the sale of loans, which are recognized when the Company relinquishes control over the loans, as well as, the changes in the allowance for loan losses, are reported in “Realized investment gains (losses), net.”

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

Securities repurchase and resale agreements that satisfy certain criteria are treated as collateralized financing arrangements. These agreements are carried at the amounts at which the securities will be subsequently resold or reacquired, as specified in the respective agreements. For securities purchased under agreements to resell, the Company’s policy is to take possession or control of the securities and to value the securities daily. Securities to be resold are the same, or substantially the same, as the securities received. For securities sold under agreements to repurchase, the market value of the securities to be repurchased is monitored, and additional collateral is obtained where appropriate, to protect against credit exposure. Securities to be repurchased are the same, or substantially the same as those sold. Income and expenses related to these transactions executed within the insurance subsidiary used to earn spread income are reported as “Net investment income,” however, for transactions used to borrow funds, the associated borrowing cost is reported as interest expense (included in “General and administrative expenses”).

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

Other long-term investments consist of the Company’s investments in joint ventures and limited partnerships, as well as wholly-owned investment real estate and other investments. Joint venture and partnership interests are generally accounted for using the equity method of accounting. In certain instances in which the Company’s partnership interest is so minor (generally less than 3%) that it exercises virtually no influence over operating and financial policies, the Company applies the cost method of accounting. The Company’s income from investments in joint ventures and partnerships accounted for using the equity method or cost method, is included in “Net investment income.” The carrying value of these investments is written down, or impaired, to fair value when a decline in value is considered to be other-than-temporary. In applying the equity method or the cost method (including assessment for other-than-temporary impairment), the Company uses financial information provided by the investee, which is generally received on a one quarter lag.

Realized investment gains (losses) are computed using the specific identification method. Realized investment gains and losses are generated from numerous sources, including the sale of fixed maturity securities, equity securities, investments in joint ventures and limited partnerships and other types of investments, as well as adjustments to the cost basis of investments for net other than temporary impairments recognize in earnings. Realized investment gains and losses are also generated from prepayment premiums received on private fixed maturity securities, provisions for losses on commercial mortgage and other loans, and fair value changes on embedded derivatives and free-standing derivatives that do not qualify for hedge accounting treatment.

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

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In addition, in April 2009, the Financial Accounting Standards Board (FASB) revised the authoritative guidance for the recognition and presentation of other-than-temporary impairments for debt securities. The Company early adopted this guidance on January 1, 2009. Prior to the adoption of this guidance the Company was required to record an other-than-temporary impairment for a debt security unless it could assert that it had both the intent and ability to hold the security for a period of time sufficient to allow for a recovery in its’ fair value to its amortized cost basis. This revised guidance indicates that an other-than-temporary impairment must be recognized in earnings for a debt security in an unrealized loss position when an entity either (a) has the intent to sell the debt security or (b) more likely than not will be required to sell the debt security before its anticipated recovery. Prior to the adoption of this guidance the Company was required to record an other-than-temporary impairment for a debt security unless it could assert that it had both the intent and ability to hold the security for a period of time sufficient to allow for a recovery in its’ fair value to its amortized cost basis. For all debt securities in unrealized loss positions that do not meet either of these two criteria, the guidance requires that the Company analyze its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the debt security prior to impairment. The Company may use the estimated fair value of collateral as a proxy for the net present value if it believes that the security is dependent on the liquidation of collateral for recovery of its investment. If the net present value is less than the amortized cost of the investment, the difference is recorded as an other-than-temporary impairment.

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

For debt securities, the split between the amount of an other-than-temporary impairment recognized in other comprehensive income and the net amount recognized in earnings is driven principally by assumptions regarding the amount and timing of projected cash flows. For mortgage-backed and asset-backed securities, cash flow estimates consider the payment term of the underlying assets backing a particular security, including prepayment assumptions, are based on data from widely accepted third-party data sources or internal estimates. In addition to prepayment assumptions, cash flow estimates include assumptions regarding the underlying collateral including default rates and recoveries which vary based on the asset type and geographic location, as well as the vintage year of the security. For structured securities, the payment priority within the tranche structure is also considered. For all other debt securities, cash flow estimates are driven by assumptions regarding probability of default and estimates regarding timing and amount of recoveries associated with a default. The Company has developed these estimates using information based on its historical experience as well as using market observable data, such as industry analyst reports and forecasts, sector credit ratings and other data relevant to the collectability of a security such as the general payment term of the security and the security’s position within the capital structure of the issuer.

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

Derivative Financial Instruments

Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices or the values of securities. Derivative financial instruments we generally use include swaps, options, and futures and may be exchange-traded or contracted in the over-the-counter market. Derivative positions are carried at fair value, generally by obtaining quoted market prices or through the use of valuation models. Values can be affected by changes in interest rates, foreign exchange rates, credit spreads, market volatility and liquidity. Values can also be affected by changes in estimates and assumptions including those related to counterparty behavior nonperformance risk used in valuation models.

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

Derivatives are recorded as assets, within “Other long-term investments,” or as liabilities, within “Other liabilities,” in the Statements of Financial Position, except for embedded derivatives, which are recorded in the Statements of Financial Position with the associated host contract. The Company nets the fair value of all derivative financial instruments with counterparties for which a master netting arrangement has been executed. As discussed in detail below and in Note 11, all realized and unrealized changes in fair value of derivatives, with the exception of the effective portion of cash flow hedges, are recorded in current earnings. Cash flows from these derivatives are reported in the operating and investing activities sections in the Statements of Cash Flows.

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

The Company is a party to financial instruments that contain derivative instruments that are “embedded” in the financial instruments, the identification of which involves judgment. At inception, the Company assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the financial instrument (i.e., the host contract) and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that (1) the embedded

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and changes in its fair value are included in “Realized investment gains (losses), net.” For certain financial instruments that contain an embedded derivative that otherwise would need to be bifurcated and reported at fair value, the Company may elect to classify the entire instrument as a trading account asset and report it within “Trading account assets,” at fair value. The Company has entered into reinsurance agreements to transfer the risk related to the embedded derivatives contained in certain insurance product to affiliates. These reinsurance agreements are derivatives and have been accounted in the same manner as the embedded derivative.

Cash and cash equivalents

Cash and cash equivalents include cash on hand, money market instruments, and other debt instruments with maturities of three months or less when purchased, other than cash equivalents that are included in “Trading account assets, at fair value.” The Company also engages in overnight borrowing and lending of funds with Prudential Financial and affiliates which are considered cash and cash equivalents.

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

Deferred policy acquisition costs

Costs that vary with and that are related primarily to the production of new insurance and annuity business are deferred to the extent such costs are deemed recoverable from future profits. Such DAC costs include commissions, costs of policy issuance and underwriting, and variable field office expenses that are incurred in producing new business. In each reporting period, capitalized DAC is amortized, net of the accrual of imputed interest on DAC balances. DAC is subject to recoverability testing at the end of each reporting period to ensure that the capitalized amounts do not exceed the present value of anticipated gross profits, anticipated gross margins, or premiums less benefits and maintenance expenses, as applicable. DAC, for applicable products, is adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in “Accumulated other comprehensive income (loss).”

Deferred acquisition costs are amortized over the expected life of the contracts (approximately 25 years) in proportion to estimated gross profits arising principally from investment results, mortality and expense margins, surrender charges and the performance of hedging programs for embedded derivative features, based on historical and anticipated future experience, which is updated periodically. The Company uses a reversion to the mean approach to derive the future rate of return assumptions. However, if the projected future rate of return calculated using this approach is greater than the maximum future rate of return assumption, the maximum future rate of return is utilized. The effect of changes to estimated gross profits on unamortized deferred acquisition costs is reflected in the period such estimated gross profits are revised.

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

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Separate account assets and liabilities

Separate account assets are reported at fair value and represent segregated funds that are invested for certain policyholders. “Separate account assets” are predominantly shares in Advanced Series Trust formerly known as American Skandia Trust co-managed by AST Investment Services, Incorporated (“ASISI”) formerly known as American Skandia Investment Services, Incorporated and Prudential Investments LLC, which utilizes various fund managers as sub-advisors. The remaining assets are shares in other mutual funds, which are managed by independent investment firms. The contractholder has the option of directing funds to a wide variety of investment options, most of which invest in mutual funds. The investment risk on the variable portion of a contract is borne by the contractholder, except to the extent of minimum guarantees by the Company, which are not separate account liabilities. The assets of each account are legally segregated and are generally not subject to claims that arise out of any other business of the Company. The investment income and gains or losses for separate accounts generally accrue to the policyholders and are not included in the Company’s results of operations and Comprehensive Income. Mortality, policy administration and surrender charges on the accounts are included in “Policy charges and fee income”. Asset administration fees calculated on account assets are included in “Asset administration fees.” Separate account liabilities primarily represent the contractholder’s account balance in separate account assets.

Deferred sales inducements

The Company provides sales inducements to contractholders, which primarily reflect an up-front bonus added to the contractholder’s initial deposit for certain annuity contracts. These costs are deferred and recognized in “Deferred sales inducements”. They are amortized using the same methodology and assumptions used to amortize DAC. Sales inducements balances are subject to recoverability testing at the end of each reporting period to ensure that the capitalized amounts do not exceed the present value of anticipated gross profits. The Company records amortization of deferred sales inducements in “Interest credited to policyholders’ account balances.”

Other assets and other liabilities

“Other assets” consist primarily of accruals for asset administration fees. “Other assets” also consist of state insurance licenses. Licenses to do business in all states have been capitalized and reflected at the purchase price of $4.0 million. Due to the adoption of authoritative guidance on accounting for Goodwill and Other Intangible Assets, the cost of the licenses is no longer being amortized but is subjected to an annual impairment test. As of December 31, 2009, the Company estimated the fair value of the state insurance licenses to be in excess of book value and, therefore, no impairment charge was required.

“Other liabilities” consist primarily of accrued expenses, technical overdrafts and a liability to the participants of a deferred compensation plan.

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

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Insurance revenue and expense recognition

Revenues for variable deferred annuity contracts consist of charges against contractholder account values or separate accounts for mortality and expense risks, administration fees, surrender charges and an annual maintenance fee per contract. Revenues for mortality and expense risk charges and administration fees are recognized as assessed against the contractholder. Surrender charge revenue is recognized when the surrender charge is assessed against the contractholder at the time of surrender. Benefit reserves for the variable investment options on annuity contracts represent the account value of the contracts and are included in “Separate account liabilities.”

Revenues for variable immediate annuity and supplementary contracts with life contingencies consist of certain charges against contractholder account values including mortality and expense risks and administration fees. These charges and fees are recognized as revenue when assessed against the contractholder. Benefit reserves for variable immediate annuity contracts represent the account value of the contracts and are included in “Separate account liabilities.”

Revenues for fixed immediate annuity and fixed supplementary contracts with and without life contingencies consist of net investment income. In addition, revenues for fixed immediate annuity contracts with life contingencies also consist of single premium payments recognized as annuity considerations when received. Benefit reserves for these contracts are based on applicable actuarial standards with assumed interest rates that vary by contract year. Reserves for contracts without life contingencies are included in “Policyholders’ account balances” while reserves for contracts with life contingencies are included in “future policy benefits and other policyholder liabilities.” Assumed interest rates ranged from 1.09% to 8.25% at December 31, 2009, and from 1.22% to 8.25% at December 31, 2008.

Revenues for variable life insurance contracts consist of charges against contractholder account values or separate accounts for mortality and expense risk fees, administration fees, cost of insurance fees, taxes and surrender charges. Certain contracts also include charges against premium to pay state premium taxes. All of these charges are recognized as revenue when assessed against the contractholder. Benefit reserves for variable life insurance contracts represent the account value of the contracts and are included in “Separate account liabilities.”

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

Income taxes

The Company is a member of the consolidated federal income tax return of Prudential Financial and primarily files separate company state and local tax returns. Pursuant to the tax allocation arrangement with Prudential Financial, total federal income tax expense is determined on a separate company basis. Members with losses record tax benefits to the extent such losses are recognized in the consolidated federal tax provision.

Deferred income taxes are recognized, based on enacted rates, when assets and liabilities have different values for financial statement and tax reporting purposes. A valuation allowance is recorded to reduce a deferred tax asset to the amount expected to be realized.

Future fees payable to PAI

In a series of transactions with PAI, the Company sold certain rights to receive a portion of future fees and contract charges expected to be realized on designated blocks of deferred annuity contracts. The proceeds from the sales were recorded as a

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

liability and were being amortized over the remaining surrender charge period of the designated contracts using the interest method. As of December 31, 2009, the proceeds have been fully amortized into income and the liability has been extinguished.

Adoption of New accounting pronouncements

In September 2009, the FASB issued updated guidance for the fair value measurement of investments in certain entities that calculate net asset value per share including certain alternative investments. This guidance allows companies to determine the fair value of such investments using net asset value (“NAV”) if the fair value of the investment is not readily determinable and the investee entity issues financial statements in accordance with measurement principles for investment companies. Use of this practical expedient is prohibited if it is probable the investment will be sold at something other than NAV. This guidance also requires new disclosures for each major category of alternative investments. This guidance does not apply to the Company’s investments in joint ventures and limited partnerships that are generally accounted for under the equity method or cost method. It is effective for the first annual or interim reporting period ending after December 15, 2009. The Company’s adoption of this guidance effective December 31, 2009 did not have a material effect on the Company’s financial position, results of operations, or financial statement disclosures.

In August 2009, the FASB issued updated guidance for the fair value measurement of liabilities. This guidance provides clarification on how to measure fair value in circumstances in which a quoted price in an active market for the identical liability is not available. This guidance also clarifies that restrictions preventing the transfer of a liability should not be considered as a separate input or adjustment in the measurement of fair value. The Company will adopt this guidance effective with the annual reporting period ended December 31, 2009. The Company is currently assessing the impact of this guidance on the Company’s financial position, results of operations, and financial statement disclosures.

In June 2009, the FASB issued authoritative guidance for the FASB’s Accounting Standards Codification TM as the source of authoritative U.S. GAAP. The Codification is not intended to change U.S. GAAP but is a new structure which organizes accounting pronouncements by accounting topic. This guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company’s adoption of this guidance effective with the interim reporting period ending September 30, 2009 impacts the way the Company references U.S. GAAP standards in the financial statements.

In April 2009, the FASB revised the authoritative guidance for disclosures about fair value of financial instruments. This new guidance requires disclosures about fair value of financial instruments for interim reporting periods similar to those included in annual financial statements. This guidance is effective for interim reporting periods ending after June 15, 2009. The Company adopted this guidance effective with the interim period ending June 30, 2009.

In April 2009, the FASB revised the authoritative guidance for the recognition and presentation of other-than-temporary impairments. This new guidance amends the other-than-temporary impairment guidance for debt securities and expands the presentation and disclosure requirements of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance also requires that the required annual disclosures for debt and equity securities be made for interim reporting periods. This guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This guidance is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this guidance effective on January 1, 2009, which resulted in a net after-tax increase to retained earnings and decrease to accumulated other comprehensive income (loss) of $8.7 million, as of January 1, 2009. The disclosures required by this new guidance are provided in Note 3. See “Realized investment gains (losses)” above for more information.

In April 2009, the FASB revised the authoritative guidance for fair value measurements and disclosures to provide guidance on (1) estimating the fair value of an asset or liability if there was a significant decrease in the volume and level of trading activity for these assets or liabilities, and (2) identifying transactions that are not orderly. Further, this new guidance requires additional disclosures about fair value measurements in interim and annual periods. This guidance is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The Company’s early adoption of this guidance effective January 1, 2009 did not have a material effect on the Company’s financial position or results of operations. The disclosures required by this revised guidance are provided in Note 10.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In January 2009, the FASB issued new authoritative guidance that revised other-than-temporary-impairment guidance for beneficial interests in securitized financial assets that are within the scope of the original guidance. The new guidance is effective for interim and annual reporting periods ending after December 15, 2008. The Company’s adoption of this new guidance effective December 31, 2008, did not have a material effect on the Company’s financial position or results of operations. The required disclosures are provided in Note 3.

In December 2008, the FASB revised the authoritative guidance for disclosures by public entities (enterprises) about transfers of financial assets and interests in variable interest entities (“VIE’s”). This new guidance requires enhanced disclosures about transfers of financial assets and interests in VIE’s. This guidance is effective for interim and annual reporting periods ending after December 15, 2008. The Company adopted this guidance effective December 31, 2008. Since this guidance requires only additional disclosures concerning transfers of financial assets and interests in VIE’s, adoption of the guidance did not affect the Company’s financial position or results of operations.

In October 2008, the FASB revised the authoritative guidance on determining the fair value of a financial asset when the market for that asset is not active. This guidance clarifies the application of fair value measurements in a market that is not active and applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements. The guidance was effective upon issuance, including prior periods for which financial statements had not been issued. The Company’s adoption of this guidance effective September 30, 2008 did not have a material effect on the Company’s financial position or results of operations.

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

In March 2008, the FASB issued authoritative guidance for derivative instruments and hedging activities which amends and expands the disclosure requirements for derivative instruments and hedging activities by requiring companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for , and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Company’s adoption of this guidance effective January 1, 2009 did not have a material effect on the Company’s financial position or results of operations. The required disclosure is included in Note 11.

In February 2008, the FASB revised the authoritative guidance for the accounting for transfers of financial assets and repurchase financing transactions. The new guidance provides recognition and derecognition guidance for a repurchase financing transaction, which is a repurchase agreement that relates to a previously transferred financial asset between the same counterparties, that is entered into contemporaneously with or in contemplation of, the initial transfer. The guidance is effective

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

for fiscal years beginning after November 15, 2008. The Company’s adoption of this guidance on a prospective basis effective January 1, 2009 did not have a material effect on the Company’s financial position or results of operations.

In February 2008, the FASB revised the authoritative guidance which delays the effective date of the authoritative guidance related to fair value measurements and disclosures for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company’s adoption of this guidance effective January 1, 2009 did not have a material effect on the Company’s financial position or results of operations.

In April 2007, the FASB revised the authoritative guidance for offsetting of amounts related to certain contracts. The new guidance permits companies to offset cash collateral receivables or payables with net derivative positions under certain circumstances. This guidance is effective for fiscal years beginning after November 15, 2007 and is required to be applied retrospectively to financial statements for all periods presented. The Company’s adoption of this guidance effective January 1, 2008 did not have a material effect on the Company’s financial position or results of operations.

In February 2007, the FASB issued authoritative guidance on the fair value option for financial assets and financial liabilities. This guidance provides companies with an option to report selected financial assets and liabilities at fair value, with the associated changes in fair value reflected in the Statements of Operations. The Company adopted this guidance effective January 1, 2008.

In September 2006, the FASB issued authoritative guidance on fair value measurements. This guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This guidance does not change which assets and liabilities are required to be recorded at fair value, but the application of this guidance could change practices in determining fair value. The Company adopted this guidance effective January 1, 2008. See Note 10 for more information on fair value measurements guidance.

In June 2006, the FASB revised the authoritative guidance for accounting for uncertainty in income taxes. See Note 8 for details regarding the adoption of this new guidance on January 1, 2007.

In March 2006, the FASB issued authoritative guidance on accounting for servicing of financial assets.” This guidance requires that servicing assets or liabilities be initially measured at fair value, with subsequent changes in value reported based on either a fair value or amortized cost approach for each class of servicing assets or liabilities. Under previous guidance, such servicing assets or liabilities were initially measured at historical cost and the amortized cost method was required for subsequent reporting. The Company adopted this guidance effective January 1, 2007, and elected to continue reporting subsequent changes in value using the amortized cost approach. Adoption of this guidance had no material effect on the Company’s financial position or results of operations.

In February 2006, the FASB issued authoritative guidance on accounting for certain hybrid instruments. This guidance eliminates an exception from the requirement to bifurcate an embedded derivative feature from beneficial interests in securitized financial assets. The Company has used this exception for investments the Company has made in securitized financial assets in the normal course of operations, and thus previous to the adoption of this standard has not had to consider whether such investments contain an embedded derivative. The new requirement to identify embedded derivatives in beneficial interests will be applied on a prospective basis only to beneficial interests acquired, issued, or subject to certain remeasurement conditions after the adoption of the guidance. This statement also provides an election, on an instrument by instrument basis, to measure at fair value an entire hybrid financial instrument that contains an embedded derivative requiring bifurcation, rather than measuring only the embedded derivative on a fair value basis. If the fair value election is chosen, changes in unrealized gains and losses are reflected in the Statements of Operations. The Company’s adoption of this guidance effective January 1, 2007 did not have a material effect on the Company’s financial position or results of operations.

In September 2005, the Accounting Standards Executive Committee (“AcSEC”) of the American Institute of Certified Public Accountants issued authoritative guidance on accounting by insurance enterprises for deferred acquisition costs in connection with modifications or exchanges of insurance contracts. This guidance tells insurance enterprises how to account for deferred acquisition costs, including deferred policy acquisition costs, valuation of business acquired and deferred sales inducements, on internal replacements of certain insurance and investment contracts. The guidance defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract, and was effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company adopted this guidance on January 1, 2007. The effect of initially adopting this guidance was a charge to the opening balance of retained earnings of $14.7 million before tax, $9.5 million net of taxes, which was reported as a “Cumulative effect of a change in accounting principle, net of taxes” in the Statement of Stockholder’s Equity for the year ended December 31, 2007.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Future Adoption of New Accounting Pronouncements

In June 2009, the FASB issued authoritative guidance which changes the analysis required to determine whether or not an entity is a variable interest entity (“VIE”). In addition, the guidance changes the determination of the primary beneficiary of a VIE from a quantitative to a qualitative model. Under the new qualitative model, the primary beneficiary must have both the ability to direct the activities of the VIE and the obligation to absorb either losses or gains that could be significant to the VIE. This guidance also changes when reassessment is needed, as well as requires enhanced disclosures, including the effects of a company’s involvement with a VIE on its financial statements. This guidance is effective for interim and annual reporting periods beginning after November 15, 2009. The Company’s adoption of this guidance effective January 1, 2010 is not expected to have a material effect on the Company’s financial position, results of operations, and financial statement disclosures.

In June 2009, the FASB issued authoritative guidance which changes the accounting for transfers of financial assets, and is effective for transfers of financial assets occurring in interim and annual reporting periods beginning after November 15, 2009. It removes the concept of a qualifying special-purpose entity (“QSPE”) from the guidance for transfers of financial assets and removes the exception from applying the guidance for consolidation of variable interest entities to qualifying special-purpose entities. It changes the criteria for achieving sale accounting when transferring a financial asset and changes the initial recognition of retained beneficial interests. The guidance also defines “participating interest” to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale. Disclosure provisions will be applied to transfers that occurred both before and after January 1, 2010. The Company’s adoption of this guidance effective January 1, 2010 is not expected to have a material effect on the Company’s financial position, results of operations, and financial statement disclosures.

Reclassifications

Certain amounts in the prior years have been reclassified to conform to the current year presentation.

3.	INVESTMENTS

Fixed Maturities and Equity Securities

The following tables provide additional information relating to fixed maturities and equity securities (excluding investments classified as trading) as of December 31:

	2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary impairments in AOCI (3)
	(in thousands)
Fixed maturities, available for sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$271,796	$647	$9,964	$262,479	$-
Obligations of U.S. states and their political subdivisions	68,764	5,352	-	74,116	-
Foreign government bonds	124,134	10,866	-	135,000	-
Corporate securities	4,466,408	395,682	6,788	4,855,302	(236)
Asset-backed securities (1)	206,996	17,245	10,402	213,839	(14,452)
Commercial mortgage-backed securities	541,409	15,102	7,929	548,582	-
Residential mortgage-backed securities (2)	377,453	27,193	77	404,569	(88)

Total fixed maturities, available for sale	$6,056,960	$472,087	$35,160	$6,493,887	$(14,776)

Equity securities, available for sale	$17,085	$1,997	$470	$18,612	$-

(1)	Includes credit tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(3)

Represents the amount of other-than-temporary impairment losses in “Accumulated other comprehensive income (loss),” or “AOCI,” which, from January 1, 2009, were not included in earnings under new authoritative accounting guidance. Amount excludes $6.2 million of net unrealized gains on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

3.	INVESTMENTS (continued)

	2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Fixed maturities, available for sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$931,416	$29,907	$28,130	$933,193
Obligations of U.S. states and their political subdivisions	33,389	3,407	34	36,762
Foreign government bonds	36,730	357	1,797	35,290
Corporate securities	4,403,655	155,085	96,492	4,462,248
Asset-backed securities (1)	229,212	318	22,212	207,318
Commercial mortgage-backed securities	937,129	482	167,173	770,438
Residential mortgage-backed securities (2)	3,321,899	102,503	309	3,424,093

Total fixed maturities, available for sale	$9,893,430	$292,059	$316,147	$9,869,342

Equity securities, available for sale	$12,024	$111	$2,016	$10,119

(1)	Includes credit tranched securities collateralized by auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.

The amortized cost and fair value of fixed maturities by contractual maturities at December 31, 2009 is shown below:

	Available for sale
	Amortized Cost	Fair value
	(in thousands)

Due in one year or less	$116,443	$118,928
Due after one year through five years	2,845,137	3,115,285
Due after five years through ten years	1,409,796	1,483,862
Due after ten years	559,726	608,822
Commercial mortgage backed securities	541,409	548,582
Residential mortgage-backed securities	377,453	404,569
Assets backed securities	206,996	213,839

Total	$6,056,960	$6,493,887

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

The following table depicts the sources of fixed maturity proceeds and related gross investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

	2009	2008	2007
	(in thousands)
Fixed maturities, available for sale:
Proceeds from sales	$6,471,090	$9,664,156	$2,131,667
Proceeds from maturities/repayments	710,653	68,993	63,627
Gross investment gains from sales, prepayments and maturities	230,208	69,587	13,325
Gross investment losses from sales and maturities	(1,731)	(38,664)	(4,248)

Fixed maturity and equity security impairments:
Net writedowns for other-than-temporary impairment losses on fixed maturities recognized in earnings(1)	$(11,607)	$(25,771)	$-
Writedowns for other-than-temporary impairment losses on equity securities	(1,936)	(452)	(1,010)

(1)

Effective with the adoption of new authoritative guidance on January 1, 2009, excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

3.	INVESTMENTS (continued)

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

Credit losses recognized in earnings on fixed maturity securities held by the Company for which a portion of the OTTI loss was recognized in OCI	Year Ended December 31, 2009
(in thousands)
Balance, beginning of period	$-
Credit losses remaining in retained earnings related to adoption of new authoritative guidance on January 1, 2009	6,397
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(3,227)
Credit loss impairments previously recognized on securities impaired to fair value during the period (1)	-
Credit loss impairment recognized in the current period on securities not previously impaired	2,156
Additional credit loss impairments recognized in the current period on securities previously impaired	7,223
Increases due to the passage of time on previously recorded credit losses	702
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(213)

Balance, December 31, 2009	$13,038

(1)    Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

Trading Account Assets

The following table sets forth the composition of the Company’s trading account assets as of the dates indicated:

	2009		2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Short-term investments and cash equivalents	$-	$-	$50	$50
Fixed maturities:
Asset-backed securities	63,410	70,199	42,196	41,199

Total fixed maturities	$63,410	$70,199	$42,196	$41,199
Equity securities	9,603	9,693	12,418	10,173

Total trading account assets	$73,013	$79,892	$54,664	$51,422

The net change in unrealized gains (losses) from trading account assets still held at period end, recorded within “Asset administration fees and other income” were $10.1 million, $5.4 million and $0.2 million during year ended December 31, 2009, 2008 and 2007, respectively.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

3.	INVESTMENTS (continued)

Commercial mortgage and other loans

The following table provides the breakdown of the gross carrying values of commercial mortgage loans by property type as of December 31:

	2009		2008

	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage and other loans by property type
Office buildings	$51,167	13.6%	$73,310	19.7%
Retail stores	64,528	17.1%	84,574	22.7%
Apartment complexes	98,732	26.3%	102,206	27.5%
Industrial Buildings	120,594	32.1%	74,657	20.1%
Agricultural properties	32,342	8.6%	26,077	7.0%
Hospitality	8,614	2.3%	11,138	3.0%

Subtotal commercial mortgage loans	$375,977	100.0%	$371,962	100.0%

Valuation allowance	($2,897)		($218)

Total commercial mortgage and other loans	$373,080		$371,744

The commercial mortgage and other loans are geographically dispersed throughout the United States, Canada and Asia with the largest concentrations in New York (23%), California (21%), Ohio (13%), and New Hampshire (7%) at December 31, 2009.

Activity in the allowance for losses for all commercial loans, for the years ended December 31, is as follows:

	2009	2008	2007
	(in thousands)
Allowance for losses, beginning of year	$218	$168	$-
Addition of allowance for losses	2,679	50	168

Allowance for losses, end of year	$2,897	$218	$168

Other Long-Term Investments

The following table provides information relating to other long-term investments as of December 31:

2009
(in thousands)

Joint ventures and limited partnerships	$2,995
Derivatives	-

Total other long- term investments	$2,995

2008
(in thousands)
Joint ventures and limited partnerships	$2,173
Derivatives	35,356

Total other long- term investments	$37,529

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

3.	INVESTMENTS (continued)

Investment Income and Investment Gains and Losses

Net investment income arose from the following sources for 2009, 2008, and 2007:

	2009	2008	2007
	(in thousands)
Fixed maturities, available for sale	$476,096	$298,506	$67,273
Equity securities, available for sale	858	867	1,226
Policy loans	626	809	742
Short-term investments and cash equivalents	2,628	23,145	6,345
Other long-term investments	344	(676)	321
Trading Account Assets	3,634	1,033	1,198
Commercial mortgage and other loans	20,863	4,394	2,605

Gross investment income	505,049	328,078	79,710
Less investment expenses	(10,316)	(7,990)	(5,085)

Net investment income	$494,733	$320,088	$74,625

Realized investment gains (losses), net including charges for other than temporary impairments in value, for year ended December 31, 2009, year ended December 31, 2008, and year ended December 31, 2007 were from the following sources:

	2009	2008	2007
	(in thousands)
Fixed maturities	$218,639	$5,151	$9,078
Equity securities	(675)	(452)	(1,010)
Derivatives	(178,444)	38,062	(48,872)
Commercial mortgage and other loans	(2,679)	(50)	(168)
Other	126	3,342	-

Realized investment gains (losses), net	$36,967	$46,053	$(40,972)

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

3.	INVESTMENTS (continued)

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

Net Unrealized Investment Gains and Losses on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs, Deferred Sales Inducements and Valuation of Business Acquired	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2008	$-	$-	$-	$-
Cumulative impact of the adoption of new authoritative guidance on January 1, 2009	(18,191)	510	6,259	(11,422)
Net investment gains (losses) on investments arising during the period	7,958	-	(2,817)	5,141
Reclassification adjustment for (gains) losses included in net income (1)	6,685	-	(2,367)	4,318
Reclassification adjustment for OTTI losses excluded from net income (2)	(4,995)	-	1,769	(3,226)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs, deferred sales inducements and valuation of business acquired	-	3,831	(1,356)	2,475
Impact of net unrealized investment (gains) losses on future policy benefits	-	-	-	-

Balance, December 31, 2009	$(8,543)	$4,341	$1,488	$(2,714)

(1)	OTTI losses are included in net income upon sale or maturity of the security, if the Company intends to sell the security, or if more likely that not the Company will be required to sell the security.
(2)	Transfers in related to the portion of OTTI losses recognized during the period that were not recognized in earnings.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

3.	INVESTMENTS (continued)

All Other Net Unrealized Investment Gains and Losses in AOCI

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs, Deferred Sales Inducements and Valuation of Business Acquired	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)

Balance, December 31, 2006	$12,876	$(4,551)	$(2,948)	$5,377
Net investment gains (losses) on investments arising during the period	(15,184)	-	-	(15,184)
Reclassification adjustment for losses (gains) included in net income	8,068	-	-	8,068
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and valuation of business acquired	-	2,720	1,556	4,276
Impact of net unrealized investment (gains) losses on future policy benefits	-	-	-	-

Balance, December 31, 2007	$5,760	$(1,831)	$(1,392)	$2,537
Net investment gains (losses) on investments arising during the period	(36,452)	-	-	(36,452)
Reclassification adjustment for losses (gains) included in net income	4,699	-	-	4,699
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and valuation of business acquired	-	18,620	4,650	23,270
Impact of net unrealized investment (gains) losses on future policy benefits	-	-	-	-

Balance, December 31, 2008	$(25,993)	$16,789	$3,258	$(5,946)
Cumulative impact of the adoption of new authoritative guidance on January 1, 2009	4,312	(109)	(1,488)	2,715
Net investment gains (losses) on investments arising during the period	692,928	-	(245,297)	447,631
Reclassification adjustment for (gains) losses included in net income	(224,363)	-	79,424	(144,939)
Reclassification adjustment for OTTI losses excluded from net income (1)	4,995	-	(1,768)	3,227
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs, deferred sales inducements and valuation of business acquired	-	(259,520)	91,864	(167,656)
Impact of net unrealized investment (gains) losses on future policy benefits	-	-	-	-

Balance, December 31, 2009	$451,879	$(242,840)	$(74,007)	$135,032

(1)	Transfers out related to the portion of OTTI losses recognized during the period that were not recognized in earnings.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

3.	INVESTMENTS (continued)

The table below presents net unrealized gains (losses) on investments by asset class at December 31:

	2009	2008	2007
	(in thousands)
Fixed maturity securities on which an OTTI loss has been recognized	$(8,543)	$-	$-
Fixed maturity securities, available for sale – all other	445,470	(24,088)	6,637
Equity securities, available for sale	1,527	(1,905)	(877)
Affiliated Notes	5,522	-	-
Derivatives designated as Cash Flow Hedges (1)	(640)	-	-

Unrealized gains (losses) on investments and Derivatives	$443,336	$(25,993)	$5,760

    (1) See Note 11 for more information on cash flow hedges.

Duration of Gross Unrealized Loss Positions for Fixed Maturities and Equity Securities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturities and equity securities have been in a continuous unrealized loss position, as of December 31, 2009 and 2008:

	2009
	Less than twelve months (1)		Twelve months or more (1)		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Fixed maturities
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$240,337	$9,911	$1,648	$53	$241,985	$9,964
Corporate securities	101,915	1,727	114,094	5,061	216,009	6,788
Commercial mortgage-backed securities	5,104	25	128,593	7,904	133,697	7,929
Asset-backed securities	9,886	4,979	37,384	5,423	47,270	10,402
Residential mortgage-backed securities	646	77	-	-	646	77

Total	$357,888	$16,719	$281,719	$18,441	$639,607	$35,160

Equity securities, available for sale	$5,090	$375	$698	$95	$5,788	$470

(1) The month count for aging of unrealized losses was reset back to historical unrealized loss month counts for securities impacted by the adoption of new authoritative guidance related to other-than-temporary impairments of debt securities on January 1, 2009.

	2008
	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Fixed maturities
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$18,957	$13	$-	$-	$18,957	$13
Obligations of U.S. states and their political subdivisions	1,573	34	-	-	1,573	34
Foreign government bonds	22,200	1,797	-	-	22,200	1,797
Corporate securities	1,835,328	108,372	71,771	16,238	1,907,099	124,609
Commercial mortgage-backed securities	646,878	139,941	116,685	27,232	763,563	167,173
Asset-backed securities	178,309	17,908	17,646	4,304	195,955	22,212
Residential mortgage-backed securities	616	308	-	-	616	309

Total	$2,703,861	$268,373	$206,102	$47,774	$2,909,963	$316,147

Equity securities, available for sale	$4,393	$1,277	$3,495	$739	$7,888	$2,016

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

3. INVESTMENTS (continued)

As of December 31, 2009 and December 31, 2008, unrealized gains (losses) on fixed maturities and equity securities were comprised of $35.6 million and $318.2 million of gross unrealized losses and $474.1 million and $292.2 million of gross unrealized gains. Gross unrealized losses includes $18.5 million of gross losses that have been in such a position for twelve months or greater. In accordance with its policy described in Note 2, the Company concluded that an adjustment to earnings for other-than-temporary impairments for these securities was not warranted at December 31, 2009 or December 31, 2008. These conclusions are based on a detailed analysis of the underlying credit and cash flows on each security. The gross unrealized losses are primarily attributable to credit spread widening and increased liquidity discounts. At December 31, 2009, the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before the anticipated recovery of their remaining amortized cost basis.

As of December 31, 2009 and December 31, 2008, equity securities with fair value of $0.7 million $3.5 million and gross unrealized losses of $0.1 million and $0.7 million that have been in a continuous unrealized loss position for twelve months or more represent perpetual preferred securities, which have characteristics of both debt and equity securities. Since an impairment model similar to fixed maturity securities is applied to these securities, an other-than-temporary impairment has not been recognized on certain perpetual preferred securities that have been in a continuous unrealized loss position for twelve months or more as of December 31, 2009 and 2008. In accordance with its policy described in Note 2, the Company concluded that an adjustment for other-than-temporary impairments for these equity securities was not warranted at December 31, 2009 or 2008.

Securities Pledged and Special Deposits

The Company pledges as collateral investment securities it owns to unaffiliated parties through certain transactions, including securities lending, securities sold under agreements to repurchase and future contracts. At December 31, the carrying value of investments pledged to third parties as reported in the Statements of Financial Position included the following:

	2009	2008
	( in thousands)
Fixed maturity securities, available for sale – all other	$249,360	$-
Other trading account assets	3,971	-

Total securities pledged	$253,331	$-

As of December 31, 2009, the carrying amount of the associated liabilities supported by the pledged collateral was $264.2 million. Of this amount, $0.6 million was “Securities sold under agreements to repurchase” and $263.6 million was “Cash collateral for loaned securities.

Fixed maturities of $4.8 million and $5.1 million at December 31, 2009 and 2008, respectively, were on deposit with governmental authorities or trustees as required by certain insurance laws.

4.	DEFERRED POLICY ACQUISITION COSTS

The balances of and changes in DAC as of and for the years ended December 31, 2009, 2008 and 2007, are as follows (in thousands):

	2009	2008	2007
Balance, beginning of year	$1,247,131	$1,042,823	$766,277
Capitalization of commissions, sales and issue expenses	654,851	417,465	442,265
Amortization	(319,806)	(228,836)	(156,507)
Changes in unrealized investment gains and losses	(170,605)	15,679	323
Impact of adoption of guidance on accounting for deferred acquisition costs in connection with modifications or exchanges of insurance contracts	-	-	(9,535)
Balance, end of year	$1,411,571	$1,247,131	$1,042,823

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

5.	VALUATION OF BUSINESS ACQUIRED

Details of VOBA and related interest and gross amortization for the years ended December 31, 2009, 2008, and 2007 is as follows (in thousands):

	2009	2008	2007

Balance, beginning of year	$78,382	$118,566	$152,650
Amortization(1)	(16,037)	(48,955)	(41,260)
Interest(2)	3,735	5,830	7,743
Change in unrealized gains/losses	(13,083)	2,941	2,397
Impact of adoption of guidance on accounting for deferred acquisition costs in connection with modifications or exchanges of insurance contracts	(401)	-	(2,964)

Balance, end of year	$52,596	$78,382	$118,566

(1)	The weighted average remaining expected life of VOBA was approximately 4.49 years from the date of acquisition.
(2)	The interest accrual rate for the VOBA related to the businesses acquired was 5.24%, 5.72% and 5.78% for years ended December 31, 2009, 2008, and 2007.

The following table provides estimated future amortization, net of interest, for the periods indicated (in thousands):

2010	$12,768
2011	9,536
2012	7,025
2013	4,725
2014	3,559
2015 and thereafter	14,983

Total	$52,596

6.	CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS

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

The assets supporting the variable portion of both traditional variable annuities and certain variable contracts with guarantees are carried at fair value and reported as “Separate account assets” with an equivalent amount reported as “Separate account liabilities.” Amounts assessed against the contractholders for mortality, administration, and other services are included within revenue in “Policy charges and fee income” and changes in liabilities for minimum guarantees are generally included in “Policyholders’ benefits”. In 2009, 2008 and 2007, there were no gains or losses on transfers of assets from the general account to a separate account.

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

The Company’s contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed may not be mutually exclusive. The liabilities related to the net amount at risk are reflected within “Future policy benefits.” As of December 31, 2009 and 2008, the Company had the following guarantees associated with its contracts, by product and guarantee type:

	December 31, 2009		December 31, 2008

	In the Event of Death	At Annuitization/ Accumulation (1)	In the Event of Death	At Annuitization/ Accumulation (1)
Variable Annuity Contracts	(in thousands)

Return of Net Deposits

Account value	$39,399,293	N/A	$27,827,823	N/A

Net amount at risk	$2,306,298	N/A	$5,148,579	N/A

Average attained age of contractholders	61.1 years	N/A	60.6 years	N/A

Minimum return or contract value

Account value	$8,443,796	$36,337,463	$6,257,485	$22,880,901

Net amount at risk	$1,588,270	$2,028,026	$2,465,883	$3,172,674

Average attained age of contractholders	$62.8 years	60.6 years	62.7 years	60.6 years

Average period remaining until expected annuitization	N/A	2.94 years	N/A	3.9 years

(1) Includes income and withdrawal benefits described herein

	December 31, 2009		December 31, 2008
	Unadjusted Value	Adjusted Value	Unadjusted Value	Adjusted Value
Market value adjusted annuities
Account value	$4,231,507	$4,467,477	$7,776,593	$7,264,251

Account balances of variable annuity contracts with guarantees were invested in separate account investment options as follows:

	December 31, 2009	December 31, 2008
	(in thousands)	(in thousands)

Equity funds	$11,719,496	$6,628,564
Bond funds	5,798,810	5,151,177
Balanced funds	20,034,342	8,592,304
Money market funds	2,377,505	2,702,098
Specialty funds	1,253,124	949,003

Total	$41,183,277	$24,023,146

In addition to the above mentioned amounts invested in separate account investment options, $6.7 billion and $10.1 million of account balances of variable annuity contracts with guarantees, inclusive of contracts with MVA features, were invested in general account investment options as of December 31, 2009 and 2008, respectively.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

6.	CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS (continued)

Liabilities for Guarantee Benefits

The table below summarizes the changes in general account liabilities for guarantees on variable contracts. The liabilities for guaranteed minimum death benefits (“GMDB”) and guaranteed minimum income benefits (“GMIB”) are included in “Future policy benefits” and the related changes in the liabilities are included in “Policyholders’ benefits.” Guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”), and guaranteed minimum income and withdrawal benefits (“GMIWB”) features are considered to be bifurcated embedded derivatives and are recorded at fair value. Changes in the fair value of these derivatives, including changes in the Company’s own risk of non-performance, along with any fees attributed or payments made relating to the derivative are recorded in “Realized investment gains (losses), net.” See Note 10 for additional information regarding the methodology used in determining the fair value of these embedded derivatives. The liabilities for GMAB, GMWB, and GMIWB are included in “Future policy benefits.” As discussed below, the Company maintains a portfolio of derivative investments that serve as a partial economic hedge of the risks associated with these products, for which the changes in fair value are also recorded in “Realized investment gains (losses), net.” This portfolio of derivatives investments does not qualify for hedge accounting treatment under U.S. GAAP.

	GMDB	GMAB/ GMWB/ GMIWB	GMIB	Totals
	Variable Annuity

	(in thousands)

Balance as of January 1, 2007	$44,422	$(33,102)	$4,348	$15,668

Incurred guarantee benefits (1)	28,837	137,011	(2,025)	163,823
Paid guarantee benefits	(30,411)	-	-	(30,411)

Balance as of December 31, 2007	42,848	103,909	2,323	149,080

Incurred guarantee benefits (1)	292,412	2,007,332	9,303	2,309,047
Paid guarantee benefits	(55,310)	-	-	(55,310)

Balance as of December 31, 2008	279,950	2,111,241	11,626	2,402,817

Incurred guarantee benefits (1)	(12,679)	(2,100,367)	(4,543)	(2,117,589)
Paid guarantee benefits	(86,076)	-	-	(86,076)

Balance as of December 31, 2009	$181,195	$10,874	$7,083	$199,152

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

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

6.    CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS (continued)

The GMIWB features, taken collectively, provide a contractholder two optional methods to receive guaranteed minimum payments over time, a “withdrawal” option or an “income” option. The withdrawal option (which is available under only one of the Company’s GMIWBs) guarantees that a contract holder can withdraw an amount each year until the cumulative withdrawals reach a total guaranteed balance. The income option (which varies among the Company’s GMIWBs) in general guarantees the contract holder the ability to withdraw an amount each year for life (or for joint lives, in the case of any spousal version of the benefit) where such amount is equal to a percentage of a protected value under the benefit. The contractholder also has the potential to increase this annual amount, based on certain subsequent increases in account value that may occur. Certain GMIWB features include an automatic rebalancing element that reduces the Company’s exposure to these guarantees. The GMIWB liability is calculated as the present value of future expected payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature.

As part of its risk management strategy, the Company limits its exposure to these risks through a combination of product design elements, such as an automatic rebalancing element, and affiliated reinsurance agreements. The automatic rebalancing element included in the design of certain optional living benefits transfers assets between the variable investments selected by the annuity contractholder and, depending on the benefit feature, fixed income investments backed by the Company’s general account or a separate account bond portfolio. The transfers are based on a static mathematical formula which considers on a number of factors, including the performance of the contractholder-selected investments. In general, negative investment performance results in transfers to fixed income investments backed by the Company’s general account or a separate account bond portfolio and positive investment performance results in transfers back to contractholder-selected investments. Other product design elements utilized for certain products to manage these risks include asset allocation and minimum purchase age requirements. For risk management purposes the Company segregates the variable annuity living benefit features into those that include the automatic rebalancing element including certain GMIWB riders and certain GMAB riders that feature the GRO policyholder benefits; and those that do not include the automatic rebalancing element, including certain legacy GMIWB, GMWB, GMAB and GMIB riders. Living benefit riders that include the automatic rebalancing element also may include GMDB riders, and as such the GMDB risk in these riders also benefits from the automatic investment rebalancing element.

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

Sales Inducements
(in thousands)
Balance as of January 1, 2007	$ 359,815
Capitalization	263,992
Amortization	(64,986)
Changes in unrealized investment gains and losses	-

Balance as of December 31, 2007	$ 558,821

Capitalization	260,268
Amortization	(92,775)
Changes in unrealized investment gains and losses	-

Balance as of December 31, 2008	$ 726,314

Capitalization	293,388
Amortization	(146,225)
Changes in unrealized investment gains and losses	(71,601)

Balance as of December 31, 2009	$ 801,876

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

On its affiliated arrangements, the Company uses automatic coinsurance reinsurance arrangements. These agreements cover all significant risks under features of the policies reinsured. The Company is not relieved of its primary obligation to the policyholder as a result of these reinsurance transactions. These affiliated agreements include the reinsurance of the Company’s GMWB, GMIWB, and GMAB features. These features are considered to be embedded derivatives, and changes in the fair value of the embedded derivative are recognized through “Realized investment gains (losses), net.” Please see Note 13 for further details around the affiliated reinsurance agreements.

The effect of reinsurance for the years ended December 31, 2009, 2008, 2007, was as follows (in thousands):

	Gross	Unaffiliated Ceded	Affiliated Ceded	Net
2009

Policy charges and fee income	$406,043	$(13,290)	$-	$392,753
Realized investment (losses) gains, net	$2,232,850	$-	$(2,195,883)	$36,967
Policyholders’ benefits	$4,414	$-	$-	$4,414
General, administrative and other expenses	$374,509	$(2,337)	$(2,010)	$370,162

2008

Policy charges and fee income	$660,517	$(28,077)	$-	$632,440
Realized investment (losses) gains, net	$(1,861,957)	$-	$1,908,010	$46,053
Policyholders’ benefits	$329,724	$(429)	$-	$329,295
General, administrative and other expenses	$632,361	$(4,231)	$(1,817)	$626,313

2007

Policy charges and fee income	$736,064	$(28,698)	$-	$707,366
Realized investment (losses) gains, net	$(94,469)	$-	$53,497	$(40,972)
Policyholders’ benefits	$68,212	$(862)	$-	$67,350
General, administrative and other expenses	$535,947	$(5,560)	$(1,171)	$529,216

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

7.    REINSURANCE (continued)

The Company’s Statements of Financial Position also included reinsurance recoverables from Pruco Reinsurance, LTD (“Pruco Re”) and Prudential Insurance Company of America (“Prudential Insurance”) of $40.1 million at December 31, 2009 and $2.1 billion at December 31, 2008.

8.    INCOME TAXES

The components of income tax expense (benefit) for the years ended December 31, were as follows:

	2009	2008	2007
	(in thousands)
Current tax expense:
U.S.	$(239,798)	$-	$-
State and local	$2	$-	$-

Total	$(239,796)	$-	$-

Deferred tax expense:
U.S.	$185,760	$(38,770)	$10,056
State and local	2,595	(454)	303

Total	$188,355	$(39,224)	$10,359

Total income tax expense (benefit) on income from operations	$(51,441)	$(39,224)	$10,359
Income Tax reported in stockholders’ equity related to:
Other comprehensive income (loss)	75,773	(4,649)	(1,556)
Cumulative effect of changes in accounting policy	4,772	-	(6,617)
Stock based compensation programs	-	(21)	-

Total income tax expense (benefit)	$29,104	$(43,894)	$2,186

The Company’s income (loss) from operations before income taxes includes income (loss) from domestic operations of $32,117 thousand, $(19,266) thousand, and $304,954 thousand, and no income from foreign operations for years ended December 31, 2009, 2008, and 2007, respectively.

The Company’s actual income tax expense (benefit) on operations for the years ended December 31, differs from the expected amount computed by applying the statutory federal income tax rate of 35% to income from operations before income taxes for the following reasons:

	2009	2008	2007
	(in thousands)

Expected federal income tax expense (benefit)	$11,241	$(6,743)	$106,734
Non taxable investment income	(56,870)	(24,418)	(95,053)
Tax credits	(6,150)	(8,407)	(7,367)
Prior year adjustments	-	-	5,518
State income taxes, net of federal benefit	1,688	(294)	197
Other	(1,350)	638	330

Total income tax expense (benefit)	$(51,441)	$(39,224)	$10,359

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

8.    INCOME TAXES (continued)

Deferred tax assets and liabilities at December 31, resulted from the items listed in the following table:

	2009	2008
	(in thousands)
Deferred tax assets
Insurance reserves	$538,978	$256,815
Net operating loss carryforwards	-	339,621
Tax credit carryforwards	-	40,935
Compensation reserves	4,720	5,958
Net unrealized losses	-	9,202
Income taxed in advance	-	1,684
Other	1,308	1,621

Deferred tax assets	$545,006	$656,836

Deferred tax liabilities
VOBA and deferred acquisition cost	$399,498	$398,610
Net unrealized gains	157,181	-

Deferred tax liabilities	$556,679	$398,610

Net deferred tax asset	$(11,673)	$257,226

The application of U.S. GAAP requires the Company to evaluate the recoverability of deferred tax assets and establish a valuation allowance if necessary to reduce the deferred tax asset to an amount that is more likely than not to be realized. Considerable judgment is required in determining whether a valuation allowance is necessary, and if so, the amount of such valuation allowance. In evaluating the need for a valuation allowance the Company considers many factors, including: (1) the nature of the deferred tax assets and liabilities; (2) whether they are ordinary or capital; (3) in which tax jurisdictions they were generated and the timing of their reversal; (4) taxable income in prior carryback years as well as projected taxable earnings exclusive of reversing temporary differences and carryforwards; (5) the length of time that carryovers can be utilized in the various taxing jurisdictions; (6) any unique tax rules that would impact the utilization of the deferred tax assets; and (7) any tax planning strategies that the Company would employ to avoid a tax benefit from expiring unused. Although realization is not assured, management believes it is more likely than not that the deferred tax assets, net of valuation allowances, will be realized. The Company had no valuation allowance as of December 31, 2009 and 2008.

Beginning in 2009, the Company is included in a consolidated federal income tax return, as such, the Company was able to utilize all the net operating and capital loss carryforwards and tax credit carryforwards. At December 31, 2009 and 2008, respectively, the Company had federal net operating and capital loss carryforwards of $0 million and $959 million. At December 31, 2009 and 2008, respectively, the Company had tax credit carryforwards of $0 million and $41 million.

On January 1, 2007, the Company adopted the revised authoritative guidance for Income Tax Uncertainties which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. Adoption of this new guidance resulted in a decrease to the Company’s income tax liability and an increase to retained earnings of $1.4 million as of January 1, 2007.

The Company had no unrecognized tax benefits as of the date of adoption of FIN No. 48 and as of December 31, 2009 and 2008.

The Company classifies all interest and penalties related to tax uncertainties as income tax expense. In 2009 and 2008, the Company recognized nothing in the statement of operations and recognized no liabilities in the statement of financial position for tax-related interest and penalties.

The Company is not currently under audit by the IRS or any state or local jurisdiction.

In August 2007, the IRS released Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the DRD related to variable life insurance and annuity contracts. In September 2007, the IRS released

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

8.    INCOME TAXES (continued)

Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54 and informed taxpayers that the U.S. Treasury Department and the IRS intend to address through new regulations the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts. On May 11, 2009, the Obama Administration released the “General Explanations of the Administration’s Revenue Proposals.” Although the Administration has not released proposed statutory language, one proposal would change the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through regulation or legislation, could increase actual tax expense and reduce the Company’s consolidated net income. These activities had no impact on the Company’s 2007, 2008 or 2009 results.

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

Statutory net income (loss) of the Company amounted to $266.6 million, $(322.6) million, and $106.0 million, for the years ended December 31, 2009, 2008, and 2007, respectively. Statutory surplus of the Company amounted to $881.0 million and $633.3 million at December 31, 2009 and 2008, respectively.

Without prior approval of its domiciliary commissioner, dividends to shareholders are limited by the laws of the Company’s state of incorporation, Connecticut. The State of Connecticut restricts dividend payments to the greater of 10% of the prior year’s surplus or net gain from operations from the prior year. Net gain from operations is defined as income after taxes but prior to realized capital gains, as reported on the Summary of Operations. Based on 2009 results, there is the potential capacity to pay a dividend of $170.3 million without additional approval.

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

Level 1 – Fair value is based on unadjusted quoted prices in active markets that are accessible to the Company for identical assets or liabilities. These generally provide the most reliable evidence and are used to measure fair value whenever available. Active markets are defined as having the following characteristics for the measured asset/liability: (i) many transactions, (ii) current prices, (iii) price quotes not varying substantially among market makers, (iv) narrow bid/ask spreads and (v) most information publicly available. The Company’s Level 1 assets and liabilities primarily include certain cash equivalents and short term investments, equity securities and derivative contracts that are traded in an active exchange market. Prices are obtained from readily available sources for market transactions involving identical assets or liabilities.

Level 2 – Fair value is based on significant inputs, other than Level 1 inputs, that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability through corroboration with observable market data. Level 2 inputs include quoted market prices in active markets for similar assets and liabilities, quoted market prices in markets that are not active for identical or similar assets or liabilities and other market observable inputs. The Company’s Level 2 assets and liabilities include: fixed maturities (corporate public and private bonds, most government securities, certain asset- and mortgage-backed securities, etc.), certain equity securities, short-term investments and certain cash equivalents (primarily commercial paper) and certain over-the-counter derivatives. Valuations are generally obtained from third party pricing services for identical or comparable assets or liabilities, or through the use of valuation methodologies using observable market inputs. Prices from services are validated through comparison to trade data and internal estimates of current fair value, generally developed using market observable inputs and economic indicators.

Level 3 – Fair value is based on at least one or more significant unobservable inputs for the asset or liability. These inputs reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability. The Company’s Level 3 assets and liabilities primarily include: asset-backed securities collateralized by sub-prime mortgages as

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

10.  FAIR VALUE OF ASSETS AND LIABILITIES (continued)

discussed below, certain private fixed maturities and equity securities, certain manually priced public equity securities and fixed maturities, certain highly structured over-the-counter derivative contracts, and embedded derivatives resulting from certain products with guaranteed benefits. Prices are determined using valuation methodologies such as option pricing models, discounted cash flow models and other similar techniques. Non-binding broker quotes, which are utilized when pricing service information is not available, are reviewed for reasonableness based on the Company’s understanding of the market, and are generally considered Level 3. Under certain conditions, based on its observations of transactions in active markets, the Company may conclude the prices received from independent third party pricing services or brokers are not reasonable or reflective of market activity. In those instances, the Company may choose to over-ride the third-party pricing information or quotes received and apply internally developed values to the related assets or liabilities. To the extent the internally developed valuations use significant unobservable inputs, they are classified as Level 3. As of December 31, 2009 and 2008 these over-rides on a net basis were not material.

Inactive Markets - During 2009, the Company observed that the volume and level of activity in the market for asset-backed securities collateralized by sub-prime mortgages remained at historically low levels. This stood in particular contrast to the markets for other structured products with similar cash flow and credit profiles, which experienced an increase in the level of activity beginning in the second quarter of 2009. The Company also observed significant implied relative liquidity risk premiums, yields, and weighting of “worst case” cash flows for asset-backed securities collateralized by sub-prime mortgages in comparison with our own estimates for such securities. In contrast, the liquidity of other spread-based asset classes, such as corporate bonds, high yield and consumer asset-backed securities, such as those collateralized by credit cards or autos, which were previously more correlated with sub-prime securities, improved beginning in the second of 2009. Based on this information, the Company concluded as of June 30, 2009 and continuing through December 31, 2009, that the market for asset-backed securities collateralized by sub-prime mortgages was inactive and also determined the pricing quotes it received were based on limited market transactions, calling into question their representation of observable fair value.

Based on this conclusion, in determining the fair value of certain asset-backed securities collateralized by sub-prime mortgages, the Company considered both third-party pricing information, and an internally developed price, based on a discounted cash flow model. The discount rate used in the model was based on observed spreads for other similarly structured credit markets which were active and dominated by observable orderly transactions. The Company also applied additional risk premiums to the discount rate to reflect the relative illiquidity and asset specific cash flow uncertainty associated with asset-backed securities collateralized by sub-prime mortgages. This combined security specific additional spread reflects the Company’s judgment of what an investor would demand for taking on such risks in an orderly transaction under current market conditions and is significantly higher than would be indicative of historical spread differences between structured credit asset classes when all asset classes had active markets dominated with orderly transactions. The Company believes these estimated spreads are reflective of current market conditions in the sub-prime mortgage market and these spread estimates are further supported by their relationship to recent observations of limited transactions in sub-prime securities. Using this discount rate, valuations were developed based on the expected future cash flows of the assets. In determining how much weight to place on the third-party pricing information versus our discounted cash flow valuation, the Company considered the level of inactivity and the amount of observable information. The Company weighted third-party pricing information as little as 30% where it had little observable market information and as much as 100% where more observable information was available. As a result, as of December 31, 2009, the Company reported fair values for these sub-prime securities which were net $4.7 million higher than the estimated fair values received from independent third party pricing services or brokers. The adjusted fair value of these securities was $20.7 million, which was reflected within Level 3 in the fair value hierarchy as of December 31, 2009, based on the unobservable inputs used in the discounted cash flow model and the limited observable market activity.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

10.  FAIR VALUE OF ASSETS AND LIABILITIES (continued)

Asset and Liabilities by Hierarchy Level -The tables below present the balances of assets and liabilities measured at fair value on a recurring basis, as of the dates indicated.

	As of December 31, 2009

	Level 1	Level 2	Level 3	Total

	(in thousands)
Fixed maturities, available for sale:
Corporate Securities	$-	$4,791,668	$63,634	$4,855,302
Foreign government securities	-	133,781	1,219	135,000
Asset-backed securities	-	170,045	43,794	213,839
Residential mortgage-backed securities	-	404,569	-	404,569
Commercial mortgage-backed securities	-	548,582	-	548,582
U.S. government securities	-	262,479	-	262,479
State and municipal securities	-	74,116	-	74,116

Sub-total	$-	$6,385,240	$108,647	$6,493,887

Trading account assets:
Asset backed securities	$-	$70,198	$-	$70,198
Equity Securities	9,694	-	-	9,694

Sub-total	$9,694	$70,198	$-	$79,892

Equity securities, available for sale	$17,230	$1,382	$-	$18,612
Short term investments	393,163	312,683	-	705,846
Cash and cash equivalents unaffiliated	17	68,581	-	68,598
Reinsurance recoverable	-	-	40,351	40,351
Other Assets	-	33,133	-	33,133

Sub-total excluding separate account assets	$420,104	$6,871,217	$148,998	$7,440,319

Separate account assets (1)	29,031,264	12,417,448	-	41,448,712

Total assets	$29,451,368	$19,288,665	$148,998	$48,889,031

Future policy benefits	$-	$-	$10,874	$10,874
Other liabilities	-	(8,384)	(53)	(8,437)

Total liabilities	$-	$(8,384)	$10,821	$2,437

(1)

Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts.

	As of December 31, 2008

	Level 1	Level 2	Level 3	Total
	(in thousands)
Fixed maturities, available for sale	$-	$9,778,618	$90,724	$9,869,342
Trading account assets	10,223	41,199	-	51,422
Equity securities, available for sale	9,219	900	-	10,119
Other long-term investments	-	36,852	(1,496)	35,356
Short term investments	254,046	-	-	254,046
Reinsurance recoverable	-	-	2,110,146	2,110,146

Sub-total excluding separate account assets	$273,488	$9,857,569	$2,199,374	$12,330,431

Separate account assets (1)	13,884,682	10,375,310	-	24,259,992

Total assets	$14,158,170	$20,232,879	$2,199,374	$36,590,423

Future policy benefits	$-	$-	$2,111,241	$2,111,241

Total liabilities	$-	$-	$2,111,241	$2,111,241

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

If the Company ultimately concludes that pricing information received from the independent pricing service is not reflective of market activity, non-binding broker quotes are used, if available. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may over-ride the information from the pricing service or broker with an internally developed valuation. As of December 31, 2009 and 2008 over-rides on a net basis were not material. Internally developed valuations or non-binding broker quotes are also used to determine fair value in circumstances where vendor pricing is not available. These estimates may use significant unobservable inputs, which reflect our own assumptions about the inputs market participants would use in pricing the asset. Circumstances where observable market data are not available may include events such as market illiquidity and credit events related to the security. Pricing service over-rides, internally developed valuations and non-binding broker quotes are generally included in Level 3 in our fair value hierarchy.

The fair value of private fixed maturities, which are primarily comprised of investments in private placement securities, originated by internal private asset managers, are primarily determined using a discounted cash flow model. In certain cases these models primarily use observable inputs with a discount rate based upon the average of spread surveys collected from private market intermediaries who are active in both primary and secondary transactions, taking into account, among other factors, the credit quality and industry sector of the issuer and the reduced liquidity associated with private placements. Generally, these securities have been reflected within Level 2. For certain private fixed maturities, the discounted cash flow model may also incorporate significant unobservable inputs, which reflect the Company’s own assumptions about the inputs market participants would use in pricing the asset. Accordingly, these securities have been reflected within Level 3. Significant unobservable inputs used include: issue specific credit adjustments, material non-public financial information, management judgment, estimation of future earnings and cash flows, default rate assumptions, and liquidity assumptions. These inputs are usually considered unobservable, as not all market participants will have access to this data.

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

Trading Account Assets –Consist primarily of asset-backed securities, public corporate bonds, treasuries and equity securities whose fair values are determined consistent with similar instruments described above under “Fixed Maturity Securities” and below under “Equity Securities.”

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

Derivative Instruments - Derivatives are recorded at fair value either as assets, within “Other long-term investments,” or as liabilities, within “Other liabilities,” except for embedded derivatives which are recorded with the associated host contract. The fair values of derivative contracts are determined based on quoted prices in active exchanges or through the use of valuation models. The fair values of derivative contracts can be affected by changes in interest rates, foreign exchange rates, credit spreads, market volatility, expected returns, non-performance risk and liquidity as well as other factors. Liquidity valuation adjustments are made to reflect the cost of exiting significant risk positions, and consider the bid-ask,

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

10.  FAIR VALUE OF ASSETS AND LIABILITIES (continued)

and other specific attributes of the underlying derivative position. Fair values can also be affected by changes in estimates and assumptions including those related to counterparty behavior used in valuation models.

The majority of the Company’s derivative positions is traded in the OTC derivative market and is classified within Level 2 in the fair value hierarchy. OTC derivatives classified within Level 2 are valued using models generally accepted in the financial services industry that use actively quoted or observable market input values from external market data providers, non-binding broker-dealer quotations, third-party pricing vendors and/or recent trading activity. The fair values of most OTC derivatives, including interest rate swaps, cross currency swaps and single name credit default swaps are determined using discounted cash flow models. These models’ key assumptions include the contractual terms of the respective contract, along with significant observable inputs, including interest rates, currency rates, credit spreads, yield curves, index dividend yields and nonperformance risk and volatility.

Most OTC derivative contracts have bid and ask prices that are actively quoted or can be readily obtained from external market data providers. The Company’s policy is to use mid-market pricing in determining its best estimate of fair value.

Derivatives classified as Level 3 include first-to-default credit basket swaps, look-back equity options and other structured products. These derivatives are valued based upon models with some significant unobservable market inputs or inputs from less actively traded markets. The fair values of first-to-default credit basket swaps are derived from relevant observable inputs such as: individual credit default spreads, interest rates, recovery rates and unobservable model-specific input values such as correlation between different credits within the same basket. Level 3 methodologies are validated through periodic comparison of the Company’s fair values to broker-dealer values.

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

Reinsurance Recoverables - Reinsurance recoverables carried at fair value include the reinsurance of our living benefit guarantees on certain of our variable annuities. These guarantees are described further below in “Future Policy Benefits”. The reinsurance agreements covering these guarantees are derivatives and are accounted for in the same manner as an embedded derivative.

Future Policy Benefits – The liability for future policy benefits includes general account liabilities for guarantees on variable annuity contracts, including GMAB, GMWB and GMIWB, accounted for as embedded derivatives. The fair values of the GMAB, GMWB and GMIWB liabilities are calculated as the present value of future expected benefit payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The determination of these risk premiums requires the use of management judgment.

The Company is also required to incorporate its own risk of non-performance in the valuation of the embedded derivatives associated with the optional living benefit features. Since insurance liabilities are senior to debt, the Company believes that reflecting the claims-paying ratings of the Company in the valuation of the liability appropriately takes into consideration the Company’s own risk of non-performance. Historically, the expected cash flows were discounted using forward LIBOR interest rates, which were commonly viewed as being consistent with AA quality claims-paying ratings. However, in light of first quarter of 2009 developments, including rating agency downgrades to the claims-paying ratings of the Company, the Company determined that forward LIBOR interest rates were no longer indicative of a market participant’s view of the Company’s claims-paying ability. As a result, beginning in the first quarter of 2009, to reflect the market’s perception of its non-performance risk, the Company incorporated an additional spread over LIBOR into the discount rate used in the valuations of the embedded derivatives associated with its optional living benefit features, thereby increasing the discount rate and reducing the fair value of the embedded derivative liabilities. The additional spread over LIBOR is determined taking into consideration publicly available information relating to the claims-paying ability of the Company, as indicated by the credit spreads associated with funding agreements issued by an affiliated company. The Company adjusts these credit spreads to remove any liquidity risk premium. The additional spread over LIBOR incorporated into the discount rate as of December 31, 2009 generally ranged from 75 to 150 basis points for the portion of the interest rate curve most relevant to these liabilities.

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

Changes in Level 3 assets and liabilities - The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the year ended December 31, 2009, as well as the portion of gains or losses included in income for the year ended December 31, 2009 attributable to unrealized gains or losses related to those assets and liabilities still held at December 31, 2009.

	Year Ended December 31, 2009

	Fixed Maturities, Available For Sale – Foreign Government Bonds	Fixed Maturities, Available For Sale – Corporate Securities	Fixed Maturities, Available For Sale – Asset-Backed Securities	Reinsurance Recoverable	Other Liabilities (4)

	(in thousands)
Fair value, beginning of period	$977	$68,559	$21,188	$2,110,146	$(1,496)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	-	(449)	(5,173)	(2,162,496)	1,443
Included in other comprehensive income (loss)	243	(8,063)	17,767	-	-
Net investment income	(1)	3,637	156	-	-
Purchases, sales, issuances, and settlements	-	(963)	(1,411)	92,701	-
Transfers into (out of) Level 3 (1)	-	913	11,267	-	-

Fair value, end of period	$1,219	$63,634	$43,794	$40,351	$(53)

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$-	$(433)	$(4,894)	$(2,092,458)	$1,444
Asset management fees and other income	$-	$-	$-	$-	$-
Included in other comprehensive income (loss)	$243	$(8,025)	$17,767	$-	$-

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

10.  FAIR VALUE OF ASSETS AND LIABILITIES (continued)

	Year Ended December 31, 2009
	Future Policy Benefits	Separate Account Assets(3)
	(in thousands)
Fair value, beginning of period	$(2,111,241)	$-
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	2,195,856	-
Interest Credited to Policyholder Account Balances (SA Only)	-	(3,279)
Purchases, sales, issuances, and settlements	(95,489)	53,746
Transfers into (out of) Level 3 (1)	-	(50,467)

Fair value, end of period	$(10,874)	$-

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$2,125,409	$-
Interest credited to policyholder account	$-	$(3,279)
Included in other comprehensive income (loss)	$-	$-

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

(4) Derivative instruments classified as Other Long-term Investments at December 31, 2008 were reclassified Other Liabilities at December 31, 2009 as they were in a net liability position.

Transfers – Transfers into Level 3 for Fixed Maturities Available for Sale - Asset-Backed include $14.4 million for the year ended December 31, 2009, resulting from the Company’s conclusion that the market for asset-backed securities collateralized by sub-prime mortgages was an inactive market, as discussed in detail above. In addition to these sub-prime securities, transfers into Level 3 for Fixed Maturities Available for Sale – Corporate Securities and Asset-Backed Securities included transfers resulting from the use of unobservable inputs within valuation methodologies and the use of broker quotes (that could not be validated) when previously, information from third party pricing services (that could be validated) or models with observable inputs were utilized.

Transfers out of level 3 for Fixed Maturities Available for Sale – Asset-Backed Securities and – Corporate Securities were primarily due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company was able to validate.

Transfers out of level 3 for Separate Account Assets were primarily due to the reclassification of the underlying investment within the mutual funds as these funds had less exposure to Level 3 securities since the funds switched to vendor prices.

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

	Twelve Months Ended December 31, 2008
	Fixed Maturities, Available For Sale	Other Long- term Investments	Reinsurance Recoverable	Future Policy Benefits
	(in thousands)
Fair value, beginning of period	$9,502	$(56)	$103,909	$(103,909)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	414	(1,440)	1,949,030	(1,950,125)
Asset administration fees and other income	-	-	-	-
Included in other comprehensive income (loss)	243	-	-	-
Net investment income	250	-	-	-
Purchases, sales, issuances, and settlements	96,995	-	57,207	(57,207)
Foreign currency translation	-	-	-	-
Transfers into (out of) level 3 (1)	(16,680)	-	-	-

Fair value, end of period	$90,724	$(1,496)	$2,110,146	$(2,111,241)

Unrealized gains (losses) relating to those level 3 assets that were still held by the Company at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$-	$(1,439)	$1,956,405	$(1,957,501)
Asset administration fees and other income	$-	$-	$-	$-
Interest credited to policyholder account	$-	$-	$-	$-
Included in other comprehensive income (loss)	$240	$-	$-	$-

(1)Transfers into or out of level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.

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

The following table discloses the Company’s financial instruments where the carrying amounts and fair values may differ:

	2009		2008

	Carrying value	Fair value	Carrying value	Fair value
	(in thousands)
Assets:
Commercial Mortgage and other Loans	$373,080	$381,557	$371,744	$335,150
Policy loans	$13,067	$14,796	$13,419	$26,478
Liabilities:
Investment Contracts - Policyholders’ Account Balances	$53,599	$52,960	$59,284	$60,179

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

Investment Contracts – Policyholders’ Account Balances

Only the portion of policyholders’ account balances related to products that are investment contracts (those without significant mortality or morbidity risk) are reflected in the table above. For payout annuities and other similar contracts without life contingencies, fair values are derived using discounted projected cash flows based on interest rates that are representative of the Company’s claims paying ratings, and hence reflects the Company’s own nonperformance risk.

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

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

11.    DERIVATIVE INSTRUMENTS (continued)

The Company sells variable annuity products, which contain embedded derivatives. The Company has entered into reinsurance agreements to transfer the risk related to the embedded derivatives to affiliates. These embedded derivatives are marked to market through “Realized investment gains (losses), net” based on the change in value of the underlying contractual guarantees, which are determined using valuation models. In the affiliates, the Company maintains a portfolio of derivative instruments that is intended to economically hedge many of the risks related to the above products’ features. The derivatives may include, but are not limited to equity options, total return swaps, interest rate swap options, caps, floors, and other instruments. Also, some variable annuity products feature an automatic rebalancing element to minimize risks inherent in the Company’s guarantees which reduces the need for hedges. In addition to the hedging of guaranteed risks by Pruco Re, the Company started hedging a portion of the market exposure related to the overall capital position of our variable annuity business.

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

	December 31, 2009			December 31, 2008
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Assets	Liabilities		Assets	Liabilities
Qualifying Hedge Relationships	(in thousands)
Currency/Interest Rate	$5,058	$-	$(642)	$-	$-	$-

Total Qualifying Hedge Relationships	$5,058	$-	$(642)	$-	$-	$-

Non-qualifying Hedge Relationships
Interest Rate	$978,700	$28,741	$(18,083)	$1,034,800	$49,529	$(3,444)
Currency	-	-	-	1,500	-	(77)
Credit	358,350	3,428	(3,995)	330,500	106	(10,757)
Currency/Interest Rate	78,553	426	(7,784)	-	-	-
Equity	335,411	4,273	(14,802)	-	-	-

Total Non-qualifying Hedge Relationships	$1,751,014	$36,868	$(44,664)	$1,366,800	$49,635	$(14,278)

Total Derivatives (1)	$1,756,072	$36,868	$(45,306)	$1,366,800	$49,635	$(14,278)

(1) Excludes embedded derivatives which contain multiple underlyings. The fair value of these embedded derivatives was a liability of $14.0 million as of December 31, 2009 and a liability of $2,116 million as of December 31, 2008, included in “Future policy benefits” and “Fixed maturities available for sale.”

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

The following table provides the financial statement classification and impact of derivatives used in qualifying and non-qualifying hedge relationships, excluding the offset of the hedged item in an effective hedge relationship:

	Year Ended December 31,
	2009	2008	2007

	(in thousands)
Qualifying Cash Flow Hedges
Currency /Interest Rate
Net Investment Income	$3	$-	$-
Other Income	(10)	-	-

Accumulated Other Comprehensive Income (Loss)(1)	(640)	-	-

	$(647)	$-	$-

Non- qualifying hedges
Realized investment gains (losses), net
Interest Rate	$(108,177)	$92,774	$(5,624)
Currency/Interest Rate	(4,321)	98	(252)
Credit	10,630	(8,968)	(93)
Equity	(78,391)	-	-
Embedded Derivatives (Interest/Equity/Credit)	1,815	(45,842)	(42,903)

Total non-qualifying hedges	$(178,444)	$38,062	$(48,872)

Total Derivative Impact	$(179,091)	$38,062	$(48,872)

(1) Amounts deferred in Equity

For the years ended December 31, 2009, 2008 and 2007 the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations and there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.

Presented below is a roll forward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in thousands)
Balance, December 31, 2008	$-
Net deferred losses on cash flow hedges from January 1 to December 31, 2009	(643)
Amount reclassified into current period earnings	3

Balance, December 31, 2009	$(640)

As of December 31, 2009, the Company does not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 7 years. Income amounts deferred in “Accumulated other comprehensive income (loss)” as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” in the Statements of Equity.

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

		December 31, 2009
		Single Name		First To Default Basket		Total
NAIC Designation (1)	Rating Agency Equivalent	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
		(in thousands)

1	Aaa, Aa, A	$295,000	$2,868	$1,000	$(4)	$296,000	$2,864
2	Baa	25,000	541	-	-	25,000	541

	Subtotal Investment Grade	$320,000	$3,409	$1,000	$(4)	$321,000	$3,405

3	Ba	-	-	3,500	(49)	3,500	(49)

	Subtotal Below Investment Grade	-	-	3,500	(49)	3,500	(49)

Total		$320,000	$3,409	$4,500	$(53)	$324,500	$3,356

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

	December 31, 2009		December 31, 2008
Industry	Notional	Fair Value	Notional	Fair Value
	(in thousands)
Corporate Securities:
Manufacturing	$40,000	$395	$40,000	$(1,179)
Services	20,000	130	20,000	(10)
Energy	20,000	290	20,000	(754)
Transportation	30,000	270	30,000	(944)
Retail and Wholesale	20,000	248	20,000	(351)
Other	190,000	2,076	190,000	(5,917)
First to Default Baskets(1)	4,500	(53)	10,500	(1,496)

Total Credit Derivatives	$324,500	$3,356	$330,500	$(10,651)

(1)	Credit default baskets may include various industry categories.

The Company writes credit derivatives under which the Company is obligated to pay the counterparty the referenced amount of the contract and receive in return the defaulted security or similar security. The Company’s maximum amount at risk under these credit derivatives, assuming the value of the underlying referenced securities become worthless, is $324.5 million notional of credit default swap (“CDS”) selling protection at December 31, 2009. These credit derivatives generally have maturities of five years or less.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

11.    DERIVATIVE INSTRUMENTS (continued)

The Company holds certain externally-managed investments in the European market which contain embedded derivatives whose fair value are primarily driven by changes in credit spreads. These investments are medium term notes that are collateralized by investment portfolios primarily consisting of investment grade European fixed income securities, including corporate bonds and asset-backed securities, and derivatives, as well as varying degrees of leverage. The notes have a stated coupon and provide a return based on the performance of the underlying portfolios and the level of leverage. The Company invests in these notes to earn a coupon through maturity, consistent with its investment purpose for other debt securities. The notes are accounted for under U.S. GAAP as available for sale fixed maturity securities with bifurcated embedded derivatives (total return swaps). Changes in the value of the fixed maturity securities are reported in Stockholders’ Equity under the heading “Accumulated Other Comprehensive Income” and changes in the market value of the embedded total return swaps are included in current period earnings in “Realized investment gains (losses), net.” The Company’s maximum exposure to loss from these investments was $7.0 million and $5.2 million at December 31, 2009 and December 31, 2008, respectively.

In addition to selling credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of December 31, 2009 the Company had $33.8 million of outstanding notional amounts, reported at fair value as an asset of $3.9 million.

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

The Company manages credit risk by entering into over-the-counter derivative contracts with an affiliate Prudential Global Funding, LLC, see Note 13.

The Company incorporates the market’s perception of non-performance risk in determining the fair value of its OTC derivative assets and liabilities. Credit spreads are applied to the derivative fair values on a net basis by counterparty. To reflect the Company’s own credit spread a proxy based on relevant debt spreads is applied to OTC derivative net liability positions. Similarly, the Company’s counterparty’s credit spread is applied to OTC derivative net asset positions.

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

Litigation and Regulatory Matters

The Company is subject to legal and regulatory actions in the ordinary course of our businesses, including class action lawsuits. Our pending legal and regulatory actions include proceedings specific to the Company and proceedings generally applicable to business practices in the industry in which we operate. We may be subject to class action lawsuits and other litigation alleging, among other things, that we made improper or inadequate disclosures in connection with the sale of annuity products or charged excessive or impermissible fees on these products, recommended unsuitable products to customers, mishandled customer accounts or breached fiduciary duties to customers. We are also subject to litigation arising out of our general business activities, such as our investments and contracts, and could be exposed to claims or litigation concerning certain business or process patents. Regulatory authorities from time to time make inquiries and conduct investigations and examinations relating particularly to us and our products. In addition, we, along with other participants in the business in which we engage, may be subject from time to time to investigations, examinations and inquiries, in some cases industry-wide, concerning issues or matters upon which such regulators have determined to focus. In some of our pending legal and regulatory actions, parties are seeking large and/or indeterminate amounts, including punitive or exemplary damages. The outcome of a litigation or regulatory matter, and the amount or range of potential loss at any particular time, is often inherently uncertain. The following is a summary of certain pending proceedings:

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

12.    CONTINGENT LIABILITIES AND LITIGATION (continued)

Commencing in 2003, the Company received formal requests for information from the SEC and the New York Attorney General’s Office (“NYAG”) relating to market timing in variable annuities by certain American Skandia entities. In connection with these investigations, with the approval of Skandia, an offer was made by American Skandia to the SEC and NYAG, to settle these matters by paying restitution and a civil penalty. In April 2009, AST Investment Services, Inc., formerly named American Skandia Investment Services, Inc. (“ASISI”), reached a resolution of these previously disclosed investigations by the SEC and the NYAG into market timing related misconduct involving certain variable annuities. The settlements relate to conduct that generally occurred between January 1998 and September 2003. Prudential Financial, Inc. acquired ASISI from Skandia Insurance Company Ltd (publ) (“Skandia”) in May 2003. Subsequent to the acquisition, the Company implemented controls, procedures and measures designed to protect customers from the types of activities involved in these investigations. These settlements resolve the investigations by the above named authorities into these matters, subject to the settlement terms. Under the terms of the settlements, ASISI has paid a total of $34 million in disgorgement and an additional $34 million as a civil money penalty into a Fair Fund administered by the SEC to compensate those harmed by the market timing related activities. Pursuant to the settlements, ASISI has retained, at its ongoing cost and expense, the services of an Independent Distribution consultant acceptable to the Staff of the SEC to develop a proposed plan for the distribution of Fair Fund amounts according to a methodology developed in consultation with and acceptable to the Staff. As part of these settlements, ASISI hired an independent third party which conducted a compliance review and issued a report of its findings and recommendations to ASISI’s Board of Directors, the Audit Committee of the Advanced Series Trust Board of Trustees and the Staff of the SEC. In addition, ASISI has agreed, among other things, to continue to cooperate with the SEC and NYAG in any litigation, ongoing investigations or other proceedings relating to or arising from their investigations into these matters. Under the terms of the Acquisition Agreement pursuant to which the Company acquired ASISI from Skandia, the Company was indemnified for the settlements.

The Company has substantially completed a remediation program to correct errors in the administration of approximately 11,000 annuity contracts issued by the Company. The owners of these contracts did not receive notification that the contracts were approaching or past their designated annuitization date or default annuitization date (both dates referred to as the “contractual annuity date”) and the contracts were not annuitized at their contractual annuity dates. Some of these contracts also were affected by data integrity errors resulting in incorrect contractual annuity dates. The lack of notice and the data integrity errors, as reflected on the annuities administrative system, all occurred before the Acquisition. The Company previously advised Skandia that the remediation and administrative costs of the remediation program are subject to the indemnification provisions of the Acquisition Agreement. The Company resolved its indemnification claims with Skandia.

During the third quarter of 2004, the Company identified a system-generated calculation error in its annuity contract administration system that existed prior to the Acquisition. This error related to the calculation of amounts due to customers for certain transactions subject to a market value adjustment upon the surrender or transfer of monies out of their annuity contract’s fixed allocation options. The error resulted in an underpayment to policyholders, as well as additional anticipated costs to the Company associated with remediation, breakage and other losses. The Company’s consultants have developed the systems functionality to compute remediation amounts and are in the process of running the computations on affected contracts. The Company contacted state insurance regulators and commenced Phase I of its outreach to customers on November 12, 2007. Phase II commenced on June 6, 2008. Phase III commenced December 5, 2008. Phase IV commenced June 12, 2009. Contracts requiring manual calculations will be remediated in smaller batches through the 4th quarter. The Company is exploring alternate methodologies for approximately 1,000 remaining contracts. The Company previously advised Skandia that a portion of the remediation and related administrative costs are subject to the indemnification provisions of the Acquisition Agreement. The Company resolved its indemnification claims with Skandia.

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

The Company is charged for its share of employee benefits expenses. These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Some of these benefits are based on earnings and length of service. Other benefits are based on an account balance, which takes into consideration age, service and earnings during career. The Company’s share of net expense for the pension plans was $5.6 million, $6.0 million and $3.9 million for the twelve months ended December 31, 2009, twelve months ended December 31, 2008, and twelve months ended December 31, 2007, respectively.

Prudential Insurance sponsors voluntary savings plan for the Company’s employees (401(k) plans). The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The expense charged the Company for the matching contribution to the plans was $3.0 million, $2.8 million, and $1.9 million in 2009, 2008, and 2007, respectively.

Affiliated Asset Administration Income

In accordance with an agreement with ASISI, the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust. Income received from ASISI related to this agreement was $148.3 million, $159.6 million, and $178.5 million, for the year ended December 31 2009, year ended December 31, 2008, and year ended December 31, 2007, respectively. These revenues are recorded as “Asset administration fees and other income” in the Statements of Operations and Comprehensive Income.

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

Allocated lease expense was $4.3 million, $5.2 million, and $5.3 million, for the year ended December 31, 2009, year ended December 31, 2008, and year ended December 31, 2007, respectively. Allocated sub-lease rental income, recorded as a reduction to lease expense was $3.9 million, $4.5 million, and $3.9 million, for the year ended December 31, 2009, year ended December 31, 2008, and year ended December 31, 2007, respectively. Assuming that the written service agreement between PALAC and PAIST continues indefinitely, PALAC’s allocated future minimum lease payments and sub-lease receipts per year and in aggregate as of December 31, 2009 are as follows (in thousands):

	Lease	Sub-Lease
2010	$8,482	$3,633
2011	8,482	3,631
2012	7,743	2,622
2013	7,373	2,223
2014	4,944	1,106
2015 and thereafter	-	-

Total	$37,024	$13,215

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

13.    RELATED PARTY TRANSACTIONS (continued)

The Company pays commissions and certain other fees to PAD in consideration for PAD’s marketing and underwriting of the Company’s products. Commissions and fees are paid by PAD to unaffiliated broker-dealers who sell the Company’s products. Commissions and fees paid by the Company to PAD during the year ended December 31, 2009, year ended December 31, 2008, and year ended December 31, 2007 were $722.6 million, $464.1 million, and $498.1 million, respectively.

Reinsurance Agreements

During 2009, the Company entered into two new reinsurance agreements with an affiliate as part of its risk management and capital management strategies. Effective August 24, 2009, the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Highest Daily Lifetime 6 Plus (“HD6 Plus”) and Spousal Highest Daily Lifetime 6 Plus (“SHD6 Plus”) benefit features sold on certain of its annuities. Fees ceded on this agreement, included in “Realized investments (losses) gains, net” on the financial statements, were $513 thousand for the year ended December 31, 2009. Effective June 30, 2009, the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Highest Daily Lifetime 7 Plus (“HD7 Plus”) and Spousal Highest Daily Lifetime 7 Plus (“SHD7 Plus”) benefit features sold on certain of its annuities. Fees ceded on this agreement, included in “Realized investments (losses) gains, net” on the financial statements, were $20.4 million for the year ended December 31, 2009.

During 2008, the Company entered into three reinsurance agreements with an affiliate as part of its risk management and capital management strategies. Effective January 28, 2008, the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Highest Daily Lifetime Seven (“HD7”) and Spousal Highest Daily Lifetime Seven (“SHD7”) benefit features sold on certain of its annuities. Fees ceded on this agreement, included in “Realized investments (losses) gains, net” on the financial statements, were $32.9 million for the year ended December 31, 2009 and $12.7 million for the year ended December 31, 2008. Effective January 28, 2008, the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Guaranteed Return Option Plus (“GRO Plus”) benefit feature sold on certain of its annuities. Fees ceded on this agreement, included in “Realized investments (losses) gains, net” on the financial statements, were $5.5 million for the year ended December 31, 2009 and $590 thousand for the year ended December 31, 2008. Effective January 28, 2008 the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Highest Daily Guaranteed Return Option (“HD GRO”) benefit feature sold on certain of its annuities. Fees ceded on this agreement, included in “Realized investments (losses) gains. net” on the financial statements, were $ 2.4 million for the year ended December 31, 2009 and $702 thousand for the year ended December 31, 2008.

During 2007, the Company amended the reinsurance agreements it entered into in 2005 covering its Lifetime Five benefit (“LT5”). The coinsurance agreement entered into with Prudential Insurance in 2005 provided for the 100% reinsurance of its LT5 feature sold on new business prior to May 6, 2005. This agreement was recaptured effective August 1, 2007. Effective July 1, 2005, the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its LT5 feature sold on new business after May 5, 2005 as well as for riders issued on or after March 15, 2005 forward on business in-force before March 15, 2005. This agreement was amended effective August 1, 2007 to include the reinsurance of business sold prior to May 6, 2005 that was previously reinsured to Prudential Insurance. Fees ceded under these agreements, included in “Realized investments (losses) gains, net” on the financial statements, were $32.9 million, $40.2 million and $38.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Effective November 20, 2006, the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Highest Daily Lifetime Five benefit (“HDLT5”) feature. Fees ceded on this agreement, included in “Realized investments (losses) gains, net” on the financial statements, were $14.8 million, $16.6 million and $7.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Effective March 20, 2006, the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Spousal Lifetime Five benefit (“SLT5”) feature. Fees ceded on this agreement, included in “Realized Investments (losses) gains, net” on the financial statements, were $9.8 million, $11.9 million and $9.5 for the years ended December 31, 2009, 2008 and 2007, respectively.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

13.    RELATED PARTY TRANSACTIONS (continued)

During 2004, the Company entered into two reinsurance agreements with affiliates as part of our risk management and capital management strategies. We entered into a 100% coinsurance agreement with Prudential Insurance providing for the reinsurance of its GMWB. Fees ceded on this agreement, included in “Realized investments (losses) gains, net” on the financial statements, were $2.2 million, $3.0 million and $3.5 million for the years ended December 31, 2009, 2008 and 2007, respectively. The Company also entered into a 100% coinsurance agreement with Pruco Re providing for the reinsurance of its guaranteed return option (“GRO”). In prior years, the Company entered into reinsurance agreements to provide additional capacity for growth in supporting the cash flow strain from the Company’s variable annuity and variable life insurance business. Fees ceded on this agreement, included in “Realized investments (losses) gains, net” on the financial statements, were $4.8 million, $12.6 million and $23.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Debt Agreements

Short-term and Long-term borrowings

On December 29, 2009, the Company entered into a $600 million loan with Prudential Financial. This loan has an interest rate of 4.49% and matures on December 29, 2014. The total related interest expense to the Company was $150 thousand for the year ended December 31, 2009. The accrued interest payable was $150 thousand as of December 31, 2009.

On January 11, 2008, the Company entered into a $350 million long-term loan with Prudential Financial. The original lender under this loan was Prudential Funding, LLC (“Pru Funding”), with an original issue date of 12/31/07 and was transferred to Prudential Financial on January 11, 2008. This loan had an interest rate of 5.26% and a maturity date of January 15, 2013. This loan was subsequently paid off on December 29, 2008 with the proceeds received from a capital contribution from PAI. The total related interest expense to the Company for the year ended December 31, 2008 was $18.3 million.

On December 14, 2006, the Company entered into a $300 million loan with Prudential Financial. This loan has an interest rate of 5.18% and matures on December 14, 2011. A partial payment was made to reduce this loan to $179.5 million on December 29, 2008 with the proceeds received from a capital contribution from PAI. On March 27, 2009, a partial payment of $4.5 million was paid to further reduce this loan to $175 million. The total related interest expense to the Company was $9.1 million for the year ended December 31, 2009 and $15.5 million for the year ended December 31, 2008. The accrued interest payable was $428 thousand as of December 31, 2009, $699 thousand as of December 31, 2008, and $777 thousand as of December 31, 2007.

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

On May 1, 2004, the Company entered into a $500 million credit facility agreement with Prudential Funding LLC. During 2009, the credit facility agreement was increased to $900 million. As of December 31, 2009 and 2008, $54.6 million and $186.3 million, respectively, was outstanding under this credit facility. Interest paid related to these borrowings was $0.0 million, $0.0 million, and $2.8 million for the years ended December 31, 2009, 2008 and 2007, respectively. Accrued interest payable was $2 thousand and $873 thousand as of December 31, 2009 and 2008, respectively.

Future fees payable to PAI

In a series of transactions with Prudential Annuities, Inc. (formerly ASI), the Company sold certain rights to receive a portion of future fees and contract charges expected to be realized on designated blocks of deferred annuity contracts.

The proceeds from the sales were recorded as a liability and were being amortized over the remaining surrender charge period of the designated contracts using the interest method. The Company did not sell the right to receive future fees and charges after the expiration of the surrender charge period. As of December 31, 2009, the proceeds have been fully amortized into income and liability has been extinguished.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

13.    RELATED PARTY TRANSACTIONS (continued)

In connection with these sales, Prudential Annuities, Inc. (formerly ASI), through special purpose trusts, issued collateralized notes in private placements, which were secured by the rights to receive future fees and charges purchased from the Company. As part of the Acquisition, the notes issued by Prudential Annuities, Inc. (formerly ASI) were repaid.

Under the terms of the securitization purchase agreements, the rights sold provide for Prudential Annuities Inc. (formerly ASI) to receive a percentage (60%, 80% or 100% depending on the underlying commission option) of future mortality and expense charges and contingent deferred sales charges, after reinsurance, expected to be realized over the remaining surrender charge period of the designated contracts (generally 6 to 8 years). As a result of purchase accounting, the liability was reduced to reflect the discounted estimated future payments to be made and has been subsequently reduced by amortization according to a revised schedule. If actual mortality and expense charges and contingent deferred sales charges are less than those projected in the original amortization schedules, calculated on a transaction by transaction basis, Prudential Annuities, Inc. (formerly ASI) has no recourse against the Company.

The Company has determined, using assumptions for lapses, mortality, free withdrawals and a long-term fund growth rate of 8% on the Company’s assets under management, that the discounted estimated future payments to Prudential Annuities, Inc. (formerly ASI) would be $0 and $0.75 million as of December 31, 2009 and 2008, respectively.

Payments, representing fees and charges in the aggregate amount, of $0.8 million, $13.6 million and $46.7 million, were made by the Company to Prudential Annuities, Inc. (formerly ASI) during the year ended December 31, 2009, year ended December 31, 2008, and the year ended December 31, 2007 respectively. Related expense of $0.1 million, $2.2 million, and $10.4 million, has been included in the Statements of Operations and Comprehensive Income for the year ended December 31, 2009, year ended December 31, 2008, and year ended December 31, 2007, respectively.

The Commissioner of the State of Connecticut has approved the transfer of future fees and charges; however, in the event that the Company becomes subject to an order of liquidation or rehabilitation, the Commissioner has the ability to restrict the payments due to Prudential Annuities, Inc. (formerly ASI), into a restricted account, under the Purchase Agreement subject to certain terms and conditions.

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

Purchase/sale of fixed maturities and commercial loans from/to an affiliate

In September 2009, the Company sold fixed maturities securities to an affiliated company, Prudential Insurance. These securities were recorded at an amortized cost of $294.5 million and a fair value of $294.2 million. The net difference between historic amortized cost and the fair value was $0.3 million and was recorded as a capital distribution on the Company’s financial statements and cashflows.

In July 2009, the Company purchased commercial loans from an affiliated company, Prudential Insurance. These securities were recorded at an amortized cost of $27.4 million and a fair value of $27.4 million. No adjustment was necessary to the Company’s financial statements and cashflows as the amortized cost and fair value were equal.

In June 2009, the Company purchased fixed maturities securities from an affiliated company, Prudential Insurance. These securities were recorded at an amortized cost of $662.0 million and a fair value of $680.4 million. The net difference between historic amortized cost and the fair value was $18.4 million and was recorded as a capital distribution on the Company’s financial statements and cashflows.

In June 2009, the Company sold commercial mortgage to an affiliated company, Prudential Insurance. These securities were recorded at an amortized cost of $71.9 million and a fair value of $67.4 million. The net difference between historic amortized cost and the fair value was $4.5 million and was recorded as a capital distribution on the Company’s financial statements and cashflows.

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

14.    LEASES

The Company entered into an eleven-year lease agreement for office space in Westminster, Colorado, effective January 1, 2001. Lease expense for the year ended December 31, 2009, year ended December 31, 2008-, and year ended December 31 2007, was $3.9 million, $3.5 million, and $4.0 million, respectively. Sub-lease rental income was $1.5 million, $1.2 million, and $1.0 million for the year ended December 31, 2009, year ended December 31, 2008, and year ended December 31 2007. Future minimum lease payments and sub-lease receipts per year and in aggregate as of December 31, 2009 are as follows (in thousands):

	Lease	Sub-Lease
2010	$3,375	$1,479
2011	3,094	1,741
2012	-	-
2013	-	-
2014	-	-
2015 and thereafter	-	-

Total	$6,469	$3,220

15.    CONTRACT WITHDRAWAL PROVISIONS

Approximately 99% of the Company’s separate account liabilities are subject to discretionary withdrawal by contractholders at market value or with market value adjustment. Separate account assets, which are carried at fair value, are adequate to pay such withdrawals, which are generally subject to surrender charges ranging from 9% to 1% for contracts held less than 10 years.

16.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The unaudited quarterly results of operations for the years ended December 31, 2009 and 2008 are summarized in the table below:

	Three months ended
	March 31	June 30	September 30	December 31
	(in thousands)
2009
Total revenues	$303,512	$275,715	$225,873	$330,456
Total benefits and expenses	948,237	(143,073)	151,640	146,635
Income (loss) from operations before income taxes and cumulative effect of accounting change	(644,725)	418,788	74,233	183,821
Net income (loss)	($382,942)	$248,881	$79,158	$138,461

	Three months ended
	March 31	June 30	September 30	December 31
	(in thousands)
2008
Total revenues	$277,365	$241,607	$271,450	$425,664
Total benefits and expenses	192,813	206,432	414,635	421,472
Income (loss) from operations before income taxes and cumulative effect of accounting change	84,552	35,175	(143,185)	4,192
Net income (loss)	$76,058	$35,216	($103,700)	$12,384