Form 10-Q
period 2010-03-31
PRUDENTIAL ANNUITIES LIFE ASSURANCE CORP/CT
filed 2010-05-14
CIK 881453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 14, 2010, 25,000 shares of the registrant’s Common Stock (par value $100) consisting of 100 voting shares and 24,900 non-voting shares, were outstanding. As of such date, Prudential Annuities, Inc. formerly known as American Skandia, Inc., an indirect wholly owned subsidiary of Prudential Financial, Inc., a New Jersey corporation, owned all of the registrant’s Common Stock.

Prudential Annuities Life Assurance Corporation meets the conditions set forth in General Instruction (H) (1) (a) and (b) on Form 10-Q and

is therefore filing this Form 10-Q in the reduced disclosure format.

FORWARD LOOKING STATEMENTS

Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Prudential Annuities Life Assurance Corporation. There can be no assurance that future developments affecting Prudential Annuities Life Assurance Corporation will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial markets; (2) the availability and cost of external financing for our operations, which has been affected by the stress experienced by the global financial markets; (3) interest rate fluctuations; (4) reestimates of our reserves for future policy benefits and claims; (5) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates, or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (6) changes in our assumptions related to deferred policy acquisition costs, valuation of business acquired; (7) changes in our claims-paying or credit ratings; (8) investment losses, defaults and counterparty non-performance; (9) competition in our product lines and for personnel; (10) changes in tax law; (11) regulatory or legislative changes, including government actions in response to the stress experienced by the global financial markets; (12) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities; (13) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (14) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (15) effects of acquisitions, divestitures and restructurings, including possible difficulties in integrating and realizing the projected results of acquisitions; (16) changes in statutory or U.S. GAAP accounting principles, practices or policies; and (17) changes in assumptions for retirement expense. The foregoing risks are even more pronounced in severe adverse market and economic conditions such as those that began in the second half of 2007 and continued into 2009. Prudential Annuities Life Assurance Corporation does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2009 for a discussion of certain risks relating to our businesses and investment in our securities.

PART I-FINANCIAL INFORMATION

ITEM 1. Financial Statements

Prudential Annuities Life Assurance Corporation

Unaudited Interim Statements of Financial Position

As of March 31, 2010 and December 31, 2009 (in thousands, except share amounts)

	March 31, 2010	December 31, 2009
ASSETS
Fixed maturities available for sale, at fair value (amortized cost, 2010: $5,998,097; 2009: $6,056,960 )	$6,514,104	$6,493,887
Trading account assets, at fair value	80,608	79,892
Equity securities available for sale, at fair value (cost, 2010:$17,086; 2009: $17,085)	19,421	18,612
Commercial mortgage and other loans	369,313	373,080
Policy loans	13,297	13,067
Short-term investments	442,904	705,846
Other long-term investments	3,748	2,995

Total investments	7,443,395	7,687,379

Cash and cash equivalents	292,011	71,548
Deferred policy acquisition costs	1,495,920	1,411,571
Accrued investment income	79,565	77,004
Reinsurance recoverable	-	40,597
Income taxes receivable	-	230,427
Valuation of business acquired	43,554	52,596
Deferred sales inducements	817,078	801,876
Receivables from parent and affiliates	65,259	119,300
Investment receivable on open trades	22	7,984
Other assets	8,074	7,056
Separate account assets	45,313,034	41,448,712

TOTAL ASSETS	$55,557,912	$51,956,050

LIABILITIES AND STOCKHOLDER’S EQUITY

LIABILITIES
Policyholders’ account balances	$6,526,330	$6,894,651
Future policy benefits and other policyholder liabilities	123,525	292,921
Payables to parent and affiliates	92,136	76,439
Cash collateral for loaned securities	335,534	263,617
Income Tax Payable	5,717	-
Short-term borrowing	5,418	54,585
Long-term borrowing	775,000	775,000
Investment payable on open trades	75,965	11
Other liabilities	309,398	242,205
Separate account liabilities	45,313,034	41,448,712

TOTAL LIABILITIES	$53,562,057	$50,048,141

Commitments and Contingent Liabilities (See Note 4)

STOCKHOLDER’S EQUITY
Common stock, $100 par value; 25,000 shares, authorized, issued and outstanding	$2,500	$2,500
Additional paid-in capital	985,876	974,921
Retained earnings	830,216	798,170
Accumulated other comprehensive income	177,263	132,318

Total stockholder’s equity	$1,995,855	$1,907,909

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$55,557,912	$51,956,050

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation

Unaudited Interim Statements of Operations and Comprehensive Income

Three Months and Ended March 31, 2010 and 2009 (in thousands)

	Three Months Ended March 31,
	2010	2009
REVENUES

Premiums	$7,406	$3,108
Policy charges and fee income	184,164	106,183
Net investment income	98,560	146,188
Asset administration fees and other income	69,089	35,503
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(11,327)	(15,340)
Other-than-temporary impairments on fixed maturity securities transferred to Other Comprehensive Income	10,671	11,933
Other realized investment gains (losses), net	(6,201)	15,937

Total realized investment gains (losses), net	(6,857)	12,530

Total revenues	$352,362	$303,512

BENEFITS AND EXPENSES

Policyholders’ benefits	(1,956)	82,182
Interest credited to policyholders’ account balances	121,688	260,403
Amortization of deferred policy acquisition costs	92,229	518,771
General administrative and other expenses	113,008	86,881

Total benefits and expenses	$324,969	$948,237

Income (loss) from operations before income taxes	$27,393	$(644,725)

Income tax (benefit) expense	(4,653)	(261,783)

NET INCOME (LOSS)	$32,046	$(382,942)

Change in net unrealized investment gains (losses), net of taxes (1)	44,945	28,471

COMPREHENSIVE INCOME (LOSS)	$76,991	$(354,471)

(1) Amounts are net of tax benefits (expense) of $(24.6) million and $(15.6) million for the three months ended March 31, 2010 and 2009.

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation

Unaudited Interim Statement of Equity

Three Months Ended March 31, 2010 and 2009 (in thousands)

	Common Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total equity

Balance, December 31, 2009	$2,500	$974,921	$798,170	$132,318	$1,907,909
Net income	-	-	32,046	-	32,046
Distribution from/(to) parent	-	10,955	-	-	10,955
Other comprehensive income, net of taxes	-	-	-	44,945	44,945

Balance, March 31, 2010	$2,500	$985,876	$830,216	$177,263	$1,995,855

	Common Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total equity

Balance, December 31, 2008	$2,500	$974,921	$729,100	$(5,946)	$1,700,575
Net loss	-	-	(382,942)	-	(382,942)
Impact of adoption of new guidance for other-than-temporary impairments of debt securities, net of taxes	-	-	8,706	(8,706)	-
Other comprehensive income, net of taxes	-	-	-	28,471	28,471

Balance, March 31, 2009	$2,500	$974,921	$354,864	$13,819	$1,346,104

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation

Unaudited Interim Statements of Cash Flows

Three Months Ended March 31, 2010 and 2009 (in thousands)

	Three months ended March 31, 2010	Three months ended March 31, 2009
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$32,046	$(382,942)

Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment (gains) losses, net	6,857	(12,530)
Amortization and depreciation	(4,211)	3,962
Interest credited to policyholders’ account balances	100,893	99,675
Change in:
Future policy benefit reserves	22,153	(892,894)
Accrued investment income	(2,841)	(17,299)
Trading account assets	(250)	(2,905)
Net receivable (payable) to affiliates	69,847	74
Deferred sales inducements	(9,667)	133,036
Deferred policy acquisition costs	(93,524)	431,032
Income taxes payable (receivable)	211,416	(261,776)
Reinsurance recoverable	(46)	941,946
Other, net	(94,165)	(17,876)

Cash Flows From Operating Activities	$238,508	$21,503

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Proceeds from the sale/maturity of:
Fixed maturities, available for sale	$222,141	$1,850,216
Shares in equities, available for sale	4,633	35
Commercial mortgage and other loans	3,979	2,084
Trading account assets	719	525
Policy loans	-	44
Other long-term investments	68	-
Short-term investments	1,096,466	1,341,867
Payments for the purchase/origination of:
Fixed maturities, available for sale	(80,814)	(1,593,204)
Shares in equities, available for sale	(5,000)	(17,500)
Commercial mortgage and other loans	-	(447)
Trading account assets	(508)	(20,074)
Policy loans	(332)	-
Other long-term investments	(1,354)	-
Short-term investments	(833,484)	(1,570,371)
Notes receivable from parent and affiliates, net	7,912	-

Cash Flows From (Used in) Investing Activities	$414,426	$(6,825)

CASH FLOWS (USED IN) FROM FINANCING ACTIVITIES:
Capital contribution from (to) Parent	$10,955	$-
Decrease in future fees payable to PAI, net	-	(573)
Cash collateral for loaned securities	71,917	30,251
Securities sold under agreement to repurchase	(2)	-
Repayments of debt (maturities longer than 90 days)	-	(4,547)
Net increase (decrease) in short-term borrowing	(49,167)	(186,268)
Drafts outstanding	7,798	1,059
Policyholders’ account balances
Deposits	864,399	1,366,466
Withdrawals	(1,338,371)	(1,247,474)

Cash Flows Used in Financing Activities	$(432,471)	$(41,086)

Net increase (decrease) in cash and cash equivalents	220,463	(26,408)
Cash and cash equivalents, beginning of period	71,548	26,549

CASH AND CASH EQUIVALENTS, END OF PERIOD	$292,011	$141

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

1.	BUSINESS

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

The Company develops long-term savings and retirement products, which are distributed through its affiliated broker/dealer company, Prudential Annuities Distributors, Incorporated (“PAD”), formerly known as American Skandia Marketing, which is a wholly owned subsidiary of PAI. The Company currently issues variable and fixed deferred and immediate annuities for individuals and groups in the United States of America.

The Company is engaged in a business that is highly competitive because of the large number of stock and mutual life insurance companies and other entities engaged in marketing insurance products, and individual and group annuities.

In March 2010, with very limited exceptions, the Company has ceased offering its existing variable annuity products (and where offered, the companion market value adjustment option) to new investors upon the launch of a new product in each of Pruco Life Insurance Company and Pruco Life Insurance Company of New Jersey (which are affiliates of the Company within the Prudential Annuities business unit). In general, the new product line offers the same optional living benefits and optional death benefits as offered by the Company's existing variable annuities. However, subject to applicable contractual provisions and administrative rules, the Company will continue to accept purchase payments on inforce contracts under existing annuity products. These initiatives are being implemented to create operational and administrative efficiencies by offering a single product line of annuity products from a more limited group of legal entities. In addition, by limiting its variable annuity offerings to a single product line sold through one insurer (and its affiliate, for New York sales), Prudential Annuities expects to convey a more focused, cohesive image in the marketplace.

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

These interim financial statements are unaudited but reflect all adjustments that, in the opinion of management, are necessary to provide a fair presentation of the results of operations and financial condition of the Company for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results that may be expected for the full year. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

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

During the first quarter of 2010, policy charges and fee income included a $19 million benefit related to an unaffiliated reinsurance payable recorded in prior periods.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

3.	ACCOUNTING POLICIES AND ACCOUNTING PRONOUNCEMENTS

Investments in Debt and Equity Securities

The Company’s investments in debt and equity securities include fixed maturities; trading account assets; equity securities; and short-term investments. The accounting policies related to these are as follows:

Fixed maturities are comprised of bonds, notes and redeemable preferred stock. Fixed maturities classified as “available for sale” are carried at fair value. See Note 7 for additional information regarding the determination of fair value. The amortized cost of fixed maturities is adjusted for amortization of premiums and accretion of discounts to maturity. Interest income, as well as the related amortization of premium and accretion of discount is included in “Net investment income” under the effective yield method. For mortgage-backed and asset-backed securities, the effective yield is based on estimated cash flows, including prepayment assumptions based on data from widely accepted third-party data sources or internal estimates. In addition to prepayment assumptions, cash flow estimates vary based on assumptions regarding the underlying collateral including default rates and changes in value. These assumptions can significantly impact income recognition and the amount of other-than-temporary impairments recognized in other comprehensive income. For high credit quality mortgage-backed and asset-backed securities (those rated AA or above), cash flows are provided quarterly, and the amortized cost and effective yield of the security are adjusted as necessary to reflect historical prepayment experience and changes in estimated future prepayments. The adjustments to amortized cost are recorded as a charge or credit to net investment income in accordance with the retrospective method. For asset-backed and mortgage-backed securities rated below AA, the effective yield is adjusted prospectively for any changes in estimated cash flows. See the discussion below on realized investment gains and losses for a description of the accounting for impairments as well as the impact of the Company’s adoption on January 1, 2009 of new authoritative guidance for the recognition and presentation of other-than-temporary impairments for debt securities. Unrealized gains and losses on fixed maturities classified as “available for sale,” net of tax, and the effect on deferred policy acquisition costs, valuation of business acquired, deferred sales inducements, future policy benefits and policyholders’ dividends that would result from the realization of unrealized gains and losses, are included in “Accumulated other comprehensive income (loss).”

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

Realized investment gains (losses) are computed using the specific identification method. Realized investment gains and losses are generated from numerous sources, including the sale of fixed maturity securities, equity securities, investments in joint ventures and limited partnerships and other types of investments, as well as adjustments to the cost basis of investments for net other than temporary impairments recognized in earnings. Realized investment gains and losses are also generated from prepayment premiums received on private fixed maturity securities, provisions for losses on commercial mortgage and other loans, and fair value changes on embedded derivatives and free-standing derivatives that do not qualify for hedge accounting treatment.

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

In addition, in April 2009, the Financial Accounting Standards Board (FASB) revised the authoritative guidance for the recognition and presentation of other-than-temporary impairments for debt securities. The Company early adopted this guidance on January 1, 2009. Prior to the adoption of this guidance the Company was required to record an other-than-temporary impairment for a debt security unless it could assert that it had both the intent and ability to hold the security for a period of time sufficient to allow for a recovery in its’ fair value to its amortized cost basis. This revised guidance indicates that an other-than-temporary impairment must be recognized in earnings for a debt security in an unrealized loss position when an entity either (a) has the intent to sell the debt security or (b) more likely than not will be

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

3. ACCOUNTING POLICIES AND ACCOUNTING PRONOUNCEMENTS (continued)

required to sell the debt security before its anticipated recovery. For all debt securities in unrealized loss positions that do not meet either of these two criteria, the guidance requires that the Company analyze its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the debt security prior to impairment. The Company may use the estimated fair value of collateral as a proxy for the net present value if it believes that the security is dependent on the liquidation of collateral for recovery of its investment. If the net present value is less than the amortized cost of the investment, the difference is recorded as an other-than-temporary impairment.

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

Derivative Financial Instruments

Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices or the values of securities. Derivative financial instruments we generally use include swaps, options, and futures and may be exchange-traded or contracted in the over-the-counter market. Derivative positions are carried at fair value, generally by obtaining quoted market prices or through the use of valuation models. Values can be affected by changes in interest rates, foreign exchange rates, credit spreads, market volatility and liquidity. Values can also be affected by changes in estimates and assumptions including those related to counterparty behavior and non-performance risk used in valuation models.

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

Derivatives are recorded as assets, within “Other long-term investments, at fair value” or as liabilities, within “Other liabilities,” except for embedded derivatives, which are recorded with the associated host contract. The Company nets the fair value of all derivative financial instruments with counterparties for which a master netting arrangement has been executed. As discussed in detail below and in Note 8, all realized and unrealized changes in fair value of derivatives, with the exception of the effective portion of cash flow hedges, are recorded in current earnings. Cash flows from these derivatives are reported in the operating and investing activities sections in the Unaudited Interim Statements of Cash Flows.

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

If it is determined that a derivative no longer qualifies as an effective cash flow hedge or management removes the hedge designation, the derivative will continue to be carried on the balance sheet at its fair value, with changes in fair value recognized currently in “Realized investment gains (losses), net.” The asset or liability under a fair value hedge will no longer be adjusted for changes in fair value and the existing basis adjustment is amortized to the income statement line associated with the asset or liability. The component of “Accumulated other comprehensive income (loss)” related to discontinued cash flow hedges is amortized to the income statement line associated with the hedged cash flows consistent with the earnings impact of the original hedged cash flows.

When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, or because it is probable that the forecasted transaction will not occur by the end of the specified time period, the derivative will continue to be carried on the balance sheet at its fair value, with changes in fair value recognized currently in “Realized investment gains (losses), net.” Any asset or liability that was recorded pursuant to recognition of the firm commitment is removed from the balance sheet and recognized currently in “Realized investment gains (losses), net.” Gains and losses that were in “Accumulated other comprehensive income (loss)” pursuant to the hedge of a forecasted transaction are recognized immediately in “Realized investment gains (losses), net.”

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

Adoption of New Accounting Pronouncements

In January 2010, the FASB issued updated guidance that requires new fair value disclosures about significant transfers between Level 1 and 2 measurement categories and separate presentation of purchases, sales, issuances, and settlements within the roll forward of Level 3 activity. Also, this updated fair value guidance clarifies the disclosure requirements about level of disaggregation and valuation techniques and inputs. This new guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of Level 3 activity, which are effective for interim and annual reporting periods beginning after December 15, 2010. The Company adopted this guidance effective January 1, 2010. The required disclosures are provided in Note 7.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

3. ACCOUNTING POLICIES AND ACCOUNTING PRONOUNCEMENTS (continued)

In June 2009, the FASB issued authoritative guidance which changes the analysis required to determine whether or not an entity is a variable interest entity (“VIE”). In addition, the guidance changes the determination of the primary beneficiary of a VIE from a quantitative to a qualitative model. Under the new qualitative model, the primary beneficiary must have both the ability to direct the activities of the VIE and the obligation to absorb either losses or gains that could be significant to the VIE. This guidance also changes when reassessment is needed, as well as requires enhanced disclosures, including the effects of a company’s involvement with a VIE on its financial statements. This guidance is effective for interim and annual reporting periods beginning after November 15, 2009. In February 2010, the FASB issued updated guidance which defers, except for disclosure requirements, the impact of this guidance for entities that (1) possess the attributes of an investment company, (2) do not require the reporting entity to fund losses, and (3) are not financing vehicles or entities that were formerly classified as qualified special purpose entities (“QSPE’s”). The Company’s adoption of this guidance effective January 1, 2010 did not have a material effect on the Company’s financial position, results of operations, and financial statement disclosures.

In June 2009, the FASB issued authoritative guidance which changes the accounting for transfers of financial assets, and is effective for transfers of financial assets occurring in interim and annual reporting periods beginning after November 15, 2009. It removes the concept of a QSPE from the guidance for transfers of financial assets and removes the exception from applying the guidance for consolidation of variable interest entities to qualifying special-purpose entities. It changes the criteria for achieving sale accounting when transferring a financial asset and changes the initial recognition of retained beneficial interests. The guidance also defines “participating interest” to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale. The Company’s adoption of this guidance effective January 1, 2010 did not have a material effect on the Company’s financial position, results of operations, and financial statement disclosures.

Future Adoption of New Accounting Pronouncements

In April 2010, the FASB issued guidance that amends the accounting for modification of loans that are part of a pool accounted for as a single asset. Under this guidance, modification of loans accounted for within a pool under provisions for loans acquired with deteriorated credit quality, does not result in removal of such loans from the pool even if the modification would otherwise be considered a troubled debt restructuring. An entity must continue to consider whether the pool of assets in which the modified loan is included is impaired if expected cash flows for the pool change. This guidance does not affect the accounting for loans acquired with deteriorated credit quality that are not accounted for within a pool. Loans accounted for individually that were acquired with deteriorated credit quality continue to be subject to the accounting provisions for troubled debt restructuring by creditors. This amended guidance is effective for modifications of loans accounted for within a pool that occur in the first interim or annual reporting period ending on or after July 15, 2010. The amended guidance is to be applied prospectively, with early application permitted. The Company will adopt this guidance effective July 1, 2010, and is currently assessing the impact of the guidance on the Company’s financial position, results of operations, and financial statement disclosures.

In April 2010, the FASB issued guidance clarifying that an insurance entity should not consider any separate account interests in an investment held for the benefit of policyholders to be the insurer’s interests, and should not combine those interests with its general account interest in the same investment when assessing the investment for consolidation, unless the separate account interests are held for a related party policyholder, whereby consolidation of such interests must be considered under applicable variable interest guidance. This guidance is effective for interim and annual periods beginning after December 15, 2010 and retrospectively to all prior periods upon the date of adoption, with early adoption permitted. The Company will adopt this guidance effective January 1, 2011. The Company is currently assessing the impact of this guidance on the Company’s financial position, results of operations, and financial statement disclosures.

In March 2010, the FASB issued updated guidance that amends and clarifies the accounting for credit derivatives embedded in interests in securitized financial assets. This new guidance eliminates the scope exception for embedded credit derivatives (except for those that are created solely by subordination) and provides new guidance on how the evaluation of embedded credit derivatives is to be performed. This new guidance is effective for the first interim reporting period beginning after June 15, 2010, with early adoption permitted. The Company will adopt this guidance effective with the interim reporting period ending September 30, 2010. The Company is currently assessing the impact of this guidance on the Company’s financial position, results of operations, and financial statement disclosures.

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

Commencing in 2003, the Company received formal requests for information from the SEC and the New York Attorney General’s Office (“NYAG”) relating to market timing in variable annuities by certain American Skandia entities. In connection with these investigations, with the approval of Skandia, an offer was made by American Skandia to the SEC and NYAG, to settle these matters by paying restitution and a civil penalty. In April 2009, AST Investment Services, Inc., formerly named American Skandia Investment Services, Inc. (“ASISI”), reached a resolution of these previously disclosed investigations by the SEC and the NYAG into market timing related misconduct involving certain variable annuities. The settlements relate to conduct that generally occurred between January 1998 and September 2003. Prudential Financial acquired ASISI from Skandia Insurance Company Ltd (publ) (“Skandia”) in May 2003. Subsequent to the acquisition, the Company implemented controls, procedures and measures designed to protect customers from the types of activities involved in these investigations. These settlements resolve the investigations by the above named authorities into these matters, subject to the settlement terms. Under the terms of the settlements, ASISI has paid a total of $34 million in disgorgement and an additional $34 million as a civil money penalty into a Fair Fund administered by the SEC to compensate those harmed by the market timing related activities. Pursuant to the settlements, ASISI has retained, at its ongoing cost and expense, the services of an Independent Distribution consultant acceptable to the Staff of the SEC to develop a proposed plan for the distribution of Fair Fund amounts according to a methodology developed in consultation with and acceptable to the Staff. As part of these settlements, ASISI hired an independent third party which conducted a compliance review and issued a report of its findings and recommendations to ASISI’s Board of Directors, the Audit Committee of the Advanced Series Trust Board of Trustees and the Staff of the SEC. In addition, ASISI has agreed, among other things, to continue to cooperate with the SEC and NYAG in any litigation, ongoing investigations or other proceedings relating to or arising from their investigations into these matters. Under the terms of the Acquisition Agreement pursuant to which Prudential Financial acquired ASISI from Skandia, Prudential Financial was indemnified for the settlements.

During the third quarter of 2004, the Company identified a system-generated calculation error in its annuity contract administration system that existed prior to the Acquisition. This error related to the calculation of amounts due to customers for certain transactions subject to a market value adjustment upon the surrender or transfer of monies out of their annuity contract’s fixed allocation options. The error resulted in an underpayment to policyholders, as well as additional anticipated costs to the Company associated with remediation, breakage and other losses. The Company's consultants have developed the systems functionality to compute remediation amounts and are in the process of running the computations on affected contracts. The Company contacted state insurance regulators and commenced Phase I of its outreach to customers on November 12, 2007. Phase II commenced on June 6, 2008. Phase III commenced December 5, 2008. Phase IV commenced June 12, 2009. Remaining contracts will require manual calculations and we expect these to be remediated by end of year. Prudential Financial previously advised Skandia that a portion of the remediation and related administrative costs are subject to the indemnification provisions of the Acquisition Agreement. The Company resolved its indemnification claims with Skandia.

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

The Company is charged for its share of employee benefits expenses. These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Some of these benefits are based on earnings and length of service. Other benefits are based on an account balance, which takes into consideration age, service and earnings during career. The Company’s share of net expense for the pension plans was $1.4 million and $1.3 million for the three months ended March 31, 2010 and 2009, respectively.

Prudential Insurance sponsors voluntary savings plans for the Company’s employees (“401(k) plans”). The 401(k) plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The expense charged to the Company for the matching contribution to the 401(k) plans was $0.7 million and $0.7 million for the three months ended March 31, 2010 and 2009, respectively.

Debt Agreements

Short-term and Long-term borrowings

On December 29, 2009, the Company obtained a $600 million loan from Prudential Financial. This loan has an interest rate of 4.49% and matures on December 29, 2014.

On December 14, 2006, the Company obtained a $300 million loan from Prudential Financial. This loan has an interest rate of 5.18% and matures on December 14, 2011. A partial payment was made to reduce this loan to $179.5 million on December 29, 2008 with the proceeds received from a capital contribution from PAI. On March 27, 2009, a partial payment of $4.5 million was paid to further reduce this loan to $175 million.

On May 1, 2004, the Company entered into a $500 million credit facility agreement with Prudential Funding, LLC, as the lender. During 2009, the credit facility agreement was increased to $900 million. As of March 31, 2010 and December 31, 2009, $5.4 million and $54.6 million, respectively, was outstanding under this credit facility.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

5. RELATED PARTY TRANSACTIONS (continued)

Reinsurance Agreements

The Company uses reinsurance as part of its risk management and capital management strategies for certain of its optional living benefit features.

During 2009, the Company entered into two new reinsurance agreements with an affiliate as part of its risk management and capital management strategies. Effective August 24, 2009, the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Highest Daily Lifetime 6 Plus (“HD6 Plus”) and Spousal Highest Daily Lifetime 6 Plus (“SHD6 Plus”) benefit features sold on certain of its annuities. Fees ceded on this agreement, included in “Realized investments (losses) gains, net” on the financial statements, were $5.1 million for the three months ended March 31, 2010. Effective June 30, 2009, the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Highest Daily Lifetime 7 Plus (“HD7 Plus”) and Spousal Highest Daily Lifetime 7 Plus (“SHD7 Plus”) benefit features sold on certain of its annuities. Fees ceded on this agreement, included in “Realized investments (losses) gains, net" on the financial statements, were $15.8 million for the three months ended March 31, 2010.

During 2008, the Company entered into three reinsurance agreements with an affiliate as part of its risk management and capital management strategies. Effective January 28, 2008, the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Highest Daily Lifetime Seven (“HD7”) and Spousal Highest Daily Lifetime Seven (“SHD7”) benefit features sold on certain of its annuities. Fees ceded on this agreement, included in “Realized investments (losses) gains, net” on the financial statements, were $9.0 million and $7.1 million for the three months ended March 31, 2010 and 2009, respectively. Effective January 28, 2008, the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Guaranteed Return Option Plus (“GRO Plus”) benefit feature sold on certain of its annuities. Fees ceded on this agreement, included in “Realized investments (losses) gains, net” on the financial statements, were $3.0 million and $365 thousand for the three months ended March 31, 2010 and 2009, respectively. Effective January 28, 2008 the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Highest Daily Guaranteed Return Option (“HD GRO”) benefit feature sold on certain of its annuities. Fees ceded on this agreement, included in “Realized investments (losses) gains. net” on the financial statements, were $1.1 million and $393 thousand for the three months ended March 31, 2010 and 2009, respectively.

During 2007, the Company amended the reinsurance agreements it entered into in 2005 covering its Lifetime Five benefit (“LT5”). The coinsurance agreement entered into with Prudential Insurance in 2005 provided for the 100% reinsurance of its LT5 feature sold on new business prior to May 6, 2005. This agreement was recaptured effective August 1, 2007. Effective July 1, 2005, the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its LT5 feature sold on new business after May 5, 2005 as well as for riders issued on or after March 15, 2005 forward on business in-force before March 15, 2005. This agreement was amended effective August 1, 2007 to include the reinsurance of business sold prior to May 6, 2005 that was previously reinsured to Prudential Insurance. Fees ceded under these agreements, included in “Realized investments (losses) gains, net” on the financial statements, were $9.0 million and $7.3 million for the three months ended March 31, 2010 and 2009, respectively.

During 2006, the Company entered into two new reinsurance agreements with Pruco Re as part of its risk management and capital management strategies. Effective November 20, 2006, the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Highest Daily Lifetime Five benefit (“HDLT5”) feature. Fees ceded on this agreement, included in “Realized investments (losses) gains, net” on the financial statements, were $3.7 million and $3.7 million for the three months ended March 31, 2010 and 2009, respectively. Effective March 20, 2006, the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Spousal Lifetime Five benefit (“SLT5”) feature. Fees ceded on this agreement, included in “Realized Investments (losses) gains, net” on the financial statements, were $2.7 million and $2.2 million for the three months ended March 31, 2010 and 2009, respectively.

During 2004, the Company entered into two reinsurance agreements with affiliates as part of our risk management and capital management strategies. We entered into a 100% coinsurance agreement with Prudential Insurance providing for the reinsurance of its GMWB. Fees ceded on this agreement, included in “Realized investments (losses) gains, net” on the financial statements, were $580 thousand, and $527 thousand for the three months ended March 31, 2010 and 2009, respectively. The Company also entered into a 100% coinsurance agreement with Pruco Re providing for the reinsurance of its guaranteed return option (“GRO”). In prior years, the Company entered into reinsurance agreements to provide additional capacity for growth in supporting the cash flow strain from the Company’s variable annuity and variable life insurance business. Fees ceded on this agreement, included in “Realized investments (losses) gains, net” on the financial statements, were $1.7 million and $473 thousand for the three months ended March 31, 2010 and 2009, respectively.

Affiliated Asset Administration Fee Income

In accordance with an agreement with AST Investment Services, Inc., formerly known as American Skandia Investment Services, Inc, the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust, formerly known as American Skandia Trust. Income received from AST Investment Services, Inc. related to this agreement was $56.0 million and $24.8 million, for the three months ended March 31, 2010 and 2009, respectively. These revenues are recorded as “Asset administration fees” in the Unaudited Interim Statements of Operations and Comprehensive Income.

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

Sale of Fixed Maturities to an Affiliate

In March 2010, the Company sold fixed maturity securities to Prudential Insurance. These securities were recorded at an amortized cost of $143.8 million and a fair value of $154.8 million. The net difference between historic amortized cost and the fair value was $11.0 million and was recorded as a capital contribution on the Company's financial statements and cashflows.

6.	INVESTMENTS

Fixed Maturities and Equity Securities

The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) as of the dates indicated:

	March 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary impairments in AOCI (3)
		(in thousands)
Fixed maturities, available for sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$307,288	$566	$8,939	$298,915	$-
Obligations of U.S. states and their political subdivisions	69,299	6,103	-	75,402	-
Foreign government bonds	123,903	12,762	-	136,665	-
Corporate securities	4,380,499	446,128	2,122	4,824,505	(236)
Asset-backed securities (1)	203,642	18,131	11,615	210,158	(14,527)
Commercial mortgage-backed securities	488,453	30,009	2,300	516,162	-
Residential mortgage-backed securities (2)	425,013	27,753	469	452,297	(80)

Total fixed maturities, available for sale	$5,998,097	$541,452	$25,445	$6,514,104	$(14,843)

Equity securities, available for sale	$17,086	$2,374	$39	$19,421	$-

(1)	Includes credit tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(3)

Represents the amount of other-than-temporary impairment losses in “Accumulated other comprehensive income (loss),” or “AOCI,” which were not included in earnings. Amount excludes $4.6 million of net unrealized gains on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

6. INVESTMENTS (continued)

	December 31, 2009
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
(3)

Represents the amount of other-than-temporary impairment losses in “Accumulated other comprehensive income (loss),” or “AOCI,” which were not included in earnings. Amount excludes $6.2 million of net unrealized gains on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

The amortized cost and fair value of fixed maturities by contractual maturities at March 31, 2010 are as follows:

	Available for sale
	Amortized Cost	Fair value
	(in thousands)

Due in one year or less	$333,574	$347,797
Due after one year through five years	2,774,362	3,063,493
Due after five years through ten years	1,230,722	1,315,016
Due after ten years	542,331	609,181
Asset backed securities	203,642	210,158
Commercial mortgage backed securities	488,453	516,162
Residential mortgage-backed securities	425,013	452,297

Total	$5,998,097	$6,514,104

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

The following table depicts the sources of fixed maturity proceeds and related gross investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Fixed maturities, available for sale:

Proceeds from sales	$2,714	$1,612,926
Proceeds from maturities/repayments	75,471	226,215
Gross investment gains from sales, prepayments and maturities	1,210	48,332
Gross investment losses from sales and maturities	(593)	(34)

Fixed maturity and equity security impairments:
Net writedowns for other-than-temporary impairment losses on fixed maturities recognized in earnings(1)	$(656)	$(3,407)
Writedowns for impairments on equity securities	$-	$(1,311)

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

Credit losses recognized in earnings on fixed maturity securities held by the Company for which a portion of the OTTI loss was recognized in OCI	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Balance, December 31, 2009	$13,038	$-
Credit losses remaining in retained earnings related to adoption of new authoritative guidance on January 1, 2009	-	6,397
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(369)	-
Credit loss impairments previously recognized on securities impaired to fair value during the period (1)	-	-
Credit loss impairment recognized in the current period on securities not previously impaired	-	1,093
Additional credit loss impairments recognized in the current period on securities previously impaired	656	2,313
Increases due to the passage of time on previously recorded credit losses	245	-
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(7)	(54)

Balance, March 31, 2010	$13,563	$9,749

(1)

Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

Trading Account Assets

The following table sets forth the composition of the Company’s trading account assets as of the dates indicated:

	March 31, 2010		December 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)		(in thousands)
Fixed maturities:
Asset-backed securities	$64,087	$70,802	$63,410	$70,199

Total fixed maturities	$64,087	$70,802	$63,410	$70,199
Equity securities	9,434	9,806	9,603	9,693

Total trading account assets	$73,521	$80,608	$73,013	$79,892

The net change in unrealized gains (losses) from trading account assets still held at period end, recorded within “Asset administration fees and other income” was $0.3 million and $3.1 million during the three months ended March 31, 2010 and 2009, respectively.

Net Investment Income

Net investment income for the three months ended March 31, 2010 and 2009 was from the following sources:

	Three Months Ended March 31,
	2010	2009
		(in thousands)

Fixed maturities, available for sale	$92,107	$140,666
Equity securities, available for sale	206	217
Policy loans	110	123
Short-term investments and cash equivalents	379	1,156
Other long-term investments	387	27
Trading account assets	807	897
Commercial mortgage and other loans	6,704	6,068

Gross investment income	100,700	149,154
Less investment expenses	(2,140)	(2,966)

Net investment income	$98,560	$146,188

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

6.   INVESTMENTS (continued)

Realized Investment Gains (Losses), Net

Realized investment gains (losses), net, for the three months ended March 31, 2010 and 2009 were from the following sources:

	Three Months Ended March 31,
	2010	2009
		(in thousands)
Fixed maturities	$(38)	$44,891
Equity securities	(368)	(1,311)
Derivatives	(6,700)	(26,952)
Commercial mortgage and other loans	235	(4,155)
Other	14	57

Realized investment gains (losses), net	$(6,857)	$12,530

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

Net Unrealized Investment Gains and Losses on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs, Deferred Sales Inducements and Valuation of Business Acquired	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2009	$(8,543)	$4,341	$1,488	$(2,714)
Net investment gains (losses) on investments arising during the period	(2,632)	-	932	(1,700)
Reclassification adjustment for (gains) losses included in net income	996	-	(353)	643
Reclassification adjustment for OTTI losses excluded from net income (1)	(11)	-	4	(7)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs, deferred sales inducements and valuation of business acquired	-	522	(185)	337

Impact of net unrealized investment (gains) losses on future policy benefits	-	-	-	-
Impact of net unrealized investment (gains) losses on policyholders’ dividends	-	-	-	-

Balance, March 31, 2010	$(10,190)	$4,863	$1,886	$(3,441)

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

6.   INVESTMENTS (continued)

All Other Net Unrealized Investment Gains and Losses in AOCI

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs, Deferred Sales Inducements and Valuation of Business Acquired	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2009	$451,879	$(242,840)	$(74,007)	$135,032
Net investment gains (losses) on investments arising during the period	81,954	-	(29,012)	52,942
Reclassification adjustment for (gains) losses included in net income	(590)	-	209	(381)
Reclassification adjustment for OTTI losses excluded from net income (1)	11	-	(4)	7
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs, deferred sales inducements and valuation of business acquired	-	(10,673)	3,776	(6,897)
Impact of net unrealized investment (gains) losses on future policy benefits	-	-	-	-
Impact of net unrealized investment (gains) losses on policyholders’ dividends	-	-	-	-

Balance, March 31, 2010	$533,254	$(253,513)	$(99,038)	$180,703

(1)	Represents “transfers out” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

The table below presents net unrealized gains (losses) on investments by asset class as of the dates indicated:

	March 31, 2010	December 31, 2009
		(in thousands)
Fixed maturity securities on which an OTTI loss has been recognized	$(10,190)	$(8,543)
Fixed maturity securities, available for sale – all other	526,197	445,470
Equity securities, available for sale	2,335	1,527
Affiliated Notes	5,631	5,522
Derivatives designated as Cash Flow Hedges (1)	(909)	(640)

All other net unrealized gains (losses) on investments	$523,064	$443,336

(1)	See Note 8 for more information on cash flow hedges.

Duration of Gross Unrealized Loss Positions for Fixed Maturities and Equity Securities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities and equity securities have been in a continuous unrealized loss position, as of the dates indicated:

	March 31, 2010
	Less than twelve months		Twelve months or more			Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
		(in thousands)
Fixed maturities
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$276,872	$8,901	$1,652	$38	$278,524	$8,939
Corporate securities	71,135	417	48,272	1,705	119,407	2,122
Commercial mortgage-backed securities	-	-	43,089	2,300	43,089	2,300
Asset-backed securities	11	11	41,003	11,604	41,014	11,615
Residential mortgage-backed securities	75,397	402	633	67	76,030	469

Total	$423,415	$9,731	$134,649	$15,714	$558,064	$25,445

Equity securities, available for sale	$-	$-	$754	$39	$754	$39

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

6.   INVESTMENTS (continued)

	December 31, 2009
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

The gross unrealized losses, related to fixed maturities at March 31, 2010 and December 31, 2009 are composed of $20.5 million and $30.6 million related to high or highest quality securities based on NAIC or equivalent rating and $5.0 million and $4.5 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. At March 31, 2010, $10.3 million of the gross unrealized losses represented declines in value of greater than 20%, $6.1 million of which had been in that position for less than six months, as compared to $7.3 million at December 31, 2009 that represented declines in value of greater than 20%, $0.4 million of which had been in that position for less than six months. At March 31, 2010, the $15.7 million of gross unrealized losses of twelve months or more were concentrated in asset backed securities, and in the manufacturing, finance, and services sectors of the Company’s corporate securities. At December 31, 2009, the $18.4 million of gross unrealized losses of twelve months or more were concentrated in asset backed securities, and in the manufacturing and finance sectors of the Company’s corporate securities. In accordance with its policy described in Note 2, the Company concluded that an adjustment to earnings for other-than-temporary impairments for these securities was not warranted at March 31, 2010 or December 31, 2009. These conclusions are based on a detailed analysis of the underlying credit and cash flows on each security. The gross unrealized losses are primarily attributable to credit spread widening and increased liquidity discounts. At March 31, 2010, the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before the anticipated recovery of its remaining amortized cost basis.

At March 31, 2010 and December 31, 2009, there were no gross unrealized losses, related to equity securities that represented declines of greater than 20%. Perpetual preferred securities have characteristics of both debt and equity securities. Since an impairment model similar to fixed maturity securities is applied to these securities, an other-than-temporary impairment has not been recognized on certain perpetual preferred securities that have been in a continuous unrealized loss position for twelve months or more as of March 31, 2010 and December 31, 2009. In accordance with its policy described in Note 2, the Company concluded that an adjustment for other-than-temporary impairments for these equity securities was not warranted at March 31, 2010 or December 31, 2009.

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

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

7.   FAIR VALUE OF ASSETS AND LIABILITIES (continued)

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

Level 3 – Fair value is based on at least one or more significant unobservable inputs for the asset or liability. These inputs reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability. The Company’s Level 3 assets and liabilities primarily include: asset-backed securities collateralized by sub-prime mortgages as discussed below, certain private fixed maturities and equity securities, certain manually priced public equity securities and fixed maturities, certain highly structured over-the-counter derivative contracts, and embedded derivatives resulting from certain products with guaranteed benefits. Prices are determined using valuation methodologies such as option pricing models, discounted cash flow models and other similar techniques. Non-binding broker quotes, which are utilized when pricing service information is not available, are reviewed for reasonableness based on the Company’s understanding of the market, and are generally considered Level 3. Under certain conditions, based on its observations of transactions in active markets, the Company may conclude the prices received from independent third party pricing services or brokers are not reasonable or reflective of market activity. In those instances, the Company may choose to over-ride the third-party pricing information or quotes received and apply internally developed values to the related assets or liabilities. To the extent the internally developed valuations use significant unobservable inputs, they are classified as Level 3. As of March 31, 2010 and December 31, 2009 these over-rides on a net basis were not material.

Inactive Markets - During 2009 and continuing through March 31, 2010, the Company observed that the volume and level of activity in the market for asset-backed securities collateralized by sub-prime mortgages remained at historically low levels. This stood in particular contrast to the markets for other structured products with similar cash flow and credit profiles, which experienced an increase in the level of activity beginning in the second quarter of 2009. The Company also observed significant implied relative liquidity risk premiums, yields, and weighting of “worst case” cash flows for asset-backed securities collateralized by sub-prime mortgages in comparison with our own estimates for such securities. In contrast, the liquidity of other spread-based asset classes, such as corporate bonds, high yield and consumer asset-backed securities, such as those collateralized by credit cards or autos, which were previously more correlated with sub-prime securities, improved beginning in the second quarter of 2009. Based on this information, the Company concluded as of June 30, 2009 and continuing through March 31, 2010, that the market for asset-backed securities collateralized by sub-prime mortgages was inactive and also determined the pricing quotes it received were based on limited market transactions, calling into question their representation of observable fair value.

Based on this conclusion, in determining the fair value of certain asset-backed securities collateralized by sub-prime mortgages, the Company considered both third-party pricing information, and an internally developed price, based on a discounted cash flow model. The discount rate used in the model was based on observed spreads for other similarly structured credit markets which were active and dominated by observable orderly transactions. The Company also applied additional risk premiums to the discount rate to reflect the relative illiquidity and asset specific cash flow uncertainty associated with asset-backed securities collateralized by sub-prime mortgages. This combined security specific additional spread reflects the Company’s judgment of what an investor would demand for taking on such risks in an orderly transaction under current market conditions and is significantly higher than would be indicative of historical spread differences between structured credit asset classes when all asset classes had active markets dominated with orderly transactions. The Company believes these estimated spreads are reflective of current market conditions in the sub-prime mortgage market and these spread estimates are further supported by their relationship to recent observations of limited transactions in sub-prime securities. Using this discount rate, valuations were developed based on the expected future cash flows of the assets. In determining how much weight to place on the third-party pricing information versus our discounted cash flow valuation, the Company considered the level of inactivity and the amount of observable information. As of March 31, 2010, the Company weighted third-party pricing information 75% for low rated categories where it had less observable market information, and 100% for all other ratings where more observable information was available. As a result, as of March 31, 2010, the Company reported fair values for these asset-backed securities collateralized by sub-prime securities which were net $2.6 million higher than the estimated fair values received from independent third party pricing services or brokers. The adjusted fair value of these securities was $17.4 million, which was reflected within Level 3 in the fair value hierarchy as of March 31, 2010, based on the unobservable inputs used in the discounted cash flow model and the limited observable market activity.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

7.   FAIR VALUE OF ASSETS AND LIABILITIES (continued)

Asset and Liabilities by Hierarchy Level -The tables below present the balances of assets and liabilities measured at fair value on a recurring basis, as of the dates indicated.

	As of March 31, 2010
	Level 1	Level 2	Level 3	Total

	(in thousands)
Fixed maturities, available for sale:
Corporate Securities	$-	$4,759,767	$64,738	$4,824,505
Foreign government securities	-	135,462	1,203	136,665
Asset-backed securities	-	169,144	41,014	210,158
Residential mortgage-backed securities	-	452,297	-	452,297
Commercial mortgage-backed securities	-	516,162	-	516,162
U.S. government securities	-	298,915	-	298,915
State and municipal securities	-	75,402	-	75,402

Sub-total	$-	$6,407,149	$106,955	$6,514,104

Trading account assets:
Asset backed securities	-	70,802	-	70,802
Equity Securities	9,806	-	-	9,806

Sub-total	$9,806	$70,802	$-	$80,608

Equity securities, available for sale	17,952	1,469	-	19,421

Short term investments	253,555	189,349	-	442,904
Cash equivalents unaffiliated	-	291,572	-	291,572
Other Assets	-	33,242	-	33,242

Sub-total excluding separate account assets	$281,313	$6,993,583	$106,955	$7,381,851

Separate account assets (1)	30,735,417	14,577,617	-	45,313,034

Total assets	$31,016,730	$21,571,200	$106,955	$52,694,885

Future policy benefits	-	-	(135,920)	(135,920)
Other liabilities		661	103,481	104,142

Total liabilities	$-	$661	$(32,439)	$(31,778)

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

7.   FAIR VALUE OF ASSETS AND LIABILITIES (continued)

		As of December 31, 2009

	Level 1	Level 2	Level 3	Total
	(in thousands)
Fixed maturities, available for sale:
Corporate Securities	$-	$4,791,668	$63,634	$4,855,302
Foreign government securities	-	133,781	1,219	135,000
Asset-backed securities	-	170,045	43,794	213,839
Residential mortgage-backed securities	-	404,569	-	404,569
Commercial mortgage-backed securities	-	548,582	-	548,582
U.S. government securities	-	262,479	-	262,479
State and municipal securities	-	74,116	-	74,116

Sub-total	$-	$6,385,240	$108,647	$6,493,887

Trading account assets:
Asset backed securities	$-	$70,198	$-	$70,198
Equity Securities	9,694	-	-	9,694

Sub-total	$9,694	$70,198	$-	$79,892

Equity securities, available for sale	$17,230	$1,382	$-	$18,612

Short term investments	393,163	312,683	-	705,846
Cash equivalents unaffiliated	17	68,581	-	68,598
Reinsurance recoverable	-	-	40,351	40,351
Other Assets	-	33,133	-	33,133

Sub-total excluding separate account assets	$420,104	$6,871,217	$148,998	$7,440,319

Separate account assets (1)	29,031,264	12,417,448	-	41,448,712

Total assets	$29,451,368	$19,288,665	$148,998	$48,889,031

Future policy benefits	$-	$-	$10,874	$10,874
Other liabilities	-	8,384	53	8,437

Total liabilities	$-	$8,384	$10,927	$19,311

(1)

Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts.

The methods and assumptions the Company uses to estimate fair value of assets and liabilities measured at fair value on a recurring basis are summarized below. Information regarding Separate Account Assets is excluded as the risk of assets for these categories is ultimately borne by our customers and policyholders.

Fixed Maturity Securities - The fair values of the Company’s public fixed maturity securities are generally based on prices obtained from independent pricing services. Prices from pricing services are sourced from multiple vendors, and a vendor hierarchy is maintained by asset type based on historical pricing experience and vendor expertise. The Company generally receives prices from multiple pricing services for each security, but ultimately uses the price from the pricing service highest in the vendor hierarchy based on the respective asset type. To validate reasonability, prices are reviewed by internal asset managers through comparison with directly observed recent market trades and internal estimates of current fair value, developed using market observable inputs and economic indicators. Consistent with the fair value hierarchy described above, securities with validated quotes from pricing services are generally reflected within Level 2, as they are primarily based on observable pricing for similar assets and/or other market observable inputs. If the pricing information received from third party pricing services is not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process with the pricing service. If the pricing service updates the price to be more consistent in comparison to the presented market observations, the security remains within Level 2.

If the Company ultimately concludes that pricing information received from the independent pricing service is not reflective of market activity, non-binding broker quotes are used, if available. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may over-ride the information from the pricing service or broker with an internally developed valuation. As of March 31, 2010 and December 31, 2009 over-rides on a net basis were not material. Internally developed valuations or non-binding broker quotes are also used to determine fair value in circumstances where vendor pricing is not available. These estimates may use significant unobservable inputs, which reflect our own assumptions about the inputs market participants would use in pricing the asset. Circumstances where observable market data are not available may include events such as market illiquidity and credit events related to the security. Pricing service over-rides, internally developed valuations and non-binding broker quotes are generally included in Level 3 in our fair value hierarchy.

The fair value of private fixed maturities, which are primarily comprised of investments in private placement securities, originated by internal private asset managers, are primarily determined using a discounted cash flow model. In certain cases these models primarily

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

7.   FAIR VALUE OF ASSETS AND LIABILITIES (continued)

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

Trading Account Assets – Consist primarily of asset-backed securities, public corporate bonds, treasuries and equity securities whose fair values are determined consistent with similar instruments described above under “Fixed Maturity Securities” and below under “Equity Securities.”

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

Derivative Instruments - Derivatives are recorded at fair value either as assets, within “Other long-term investments,” or as liabilities, within “Other liabilities,” except for embedded derivatives which are recorded with the associated host contract. The fair values of derivative contracts are determined based on quoted prices in active exchanges or through the use of valuation models. The fair values of derivative contracts can be affected by changes in interest rates, foreign exchange rates, credit spreads, market volatility, expected returns, non-performance risk and liquidity as well as other factors. Liquidity valuation adjustments are made to reflect the cost of exiting significant risk positions, and consider the bid-ask, spread, maturity, complexity, and other specific attributes of the underlying derivative position. Fair values can also be affected by changes in estimates and assumptions including those related to counterparty behavior used in valuation models.

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

To reflect the market’s perception of its non-performance risk, the Company incorporates an additional spread over London Interbank Offered Rate (“LIBOR”) into the discount rate used in determining the fair value of OTC derivative assets and liabilities that are uncollateralized. Most OTC derivative contracts have bid and ask prices that are actively quoted or can be readily obtained from external market data providers. The Company’s policy is to use mid-market pricing in determining its best estimate of fair value.

Level 3 includes OTC derivatives where the bid-ask spreads are generally wider than derivatives classified within Level 2 thus requiring more judgment in estimating the mid-market price of such derivatives. Derivatives classified as Level 3 include first-to-default credit basket swaps, look-back equity options and other structured products. These derivatives are valued based upon models with some significant unobservable market inputs or inputs from less actively traded markets. The fair values of first-to-default credit basket swaps are derived from relevant observable inputs such as: individual credit default spreads, interest rates, recovery rates and unobservable model-specific input values such as correlation between different credits within the same basket. Look-back equity options and other structured options and derivatives are valued using simulation models such as the Monte Carlo technique. The input values for look-back equity options are derived from observable market indices such as interest rates, dividend yields, equity indices as well as unobservable model-specific input values such as certain volatility parameters. Level 3 methodologies are validated through periodic comparison of the Company’s fair values to broker-dealer values.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

7.   FAIR VALUE OF ASSETS AND LIABILITIES (continued)

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

Future Policy Benefits – Future policy benefits includes embedded derivatives related to guarantees on variable annuity contracts, including GMAB, GMWB and GMIWB. The fair values of the GMAB, GMWB and GMIWB liabilities are calculated as the present value of future expected benefit payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature and could result in an embedded derivative asset or liability. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The determination of these risk premiums requires the use of management judgment.

The Company is also required to incorporate its own risk of non-performance in the valuation of the embedded derivatives associated with the optional living benefit features. Since insurance liabilities are senior to debt, the Company believes that reflecting the financial strength ratings of the Company in the valuation of the liability appropriately takes into consideration the Company’s own risk of non-performance. Historically, the expected cash flows were discounted using forward LIBOR interest rates, which were commonly viewed as being consistent with AA quality financial strength. However, in light of first quarter of 2009 developments, including rating agency downgrades to the claims-paying ratings of the Company, the Company determined that forward LIBOR interest rates were no longer indicative of a market participant’s view of the Company’s financial strength. As a result, beginning in the first quarter of 2009, to reflect the market’s perception of its non-performance risk, the Company incorporated an additional spread over LIBOR into the discount rate used in the valuations of the embedded derivatives associated with its optional living benefit features, thereby increasing the discount rate and reducing the fair value of the embedded derivative liabilities. The additional spread over LIBOR is determined taking into consideration publicly available information relating to the financial strength of the Company, as indicated by the credit spreads associated with funding agreements issued by an affiliated company. The Company adjusts these credit spreads to remove any liquidity risk premium. The additional spread over LIBOR incorporated into the discount rate as of March 31, 2010 generally ranged from 75 to 150 basis points for the portion of the interest rate curve most relevant to these liabilities.

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

Other Liabilities - Include reinsurance liabilities carried at fair value related to the reinsurance of our living benefit guarantees on certain of our variable annuities. These guarantees are described further below in "Future Policy Benefits". The reinsurance agreements covering these guarantees are derivatives and are accounted for in the same manner as an embedded derivative.

Transfers between Levels 1 and 2 – During the three months ended March 31, 2010, there were no transfers between Level 1 and Level 2.

Changes in Level 3 assets and liabilities - The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the three months ended March 31, 2010, as well as the portion of gains or losses included in income for the three months ended March 31, 2010 attributable to unrealized gains or losses related to those assets and liabilities still held at March 31, 2010.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

7.   FAIR VALUE OF ASSETS AND LIABILITIES (continued)

	Three Months Ended March 31, 2010
	Fixed Maturities, Available For Sale – Corporate Securities	Fixed Maturities, Available For Sale – Foreign Government Bonds	Fixed Maturities, Available For Sale – Asset-Backed Securities

	(in thousands)
Fair value, beginning of period	$63,634	$1,219	$43,795
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	-	-	(1,247)
Purchases, sales, issuances, and settlements	-	-	-
Included in other comprehensive income (loss)	280	(16)	(1,215)
Net investment income	951	-	(204)
Purchases, sales, issuances, and settlements	(127)	-	(115)
Transfers into Level 3 (1)	-	-	-
Transfers out of Level 3 (1)	-	-	-

Fair value, end of period	$64,738	$1,203	$41,014

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$-	$-	$(654)
Asset management fees and other income	$-	$-	$-
Included in other comprehensive income (loss)	$280	$(16)	$(1,215)

	Three Months Ended March 31, 2010
	Future Policy Benefits	Other Liabilities (3)

	(in thousands)
Fair value, beginning of period	$(10,874)	$40,298
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	191,549	(186,508)
Purchases, sales, issuances, and settlements	(44,755)	42,729
Transfers into Level 3 (1)	-	-
Transfers out of Level 3 (1)	-	-

Fair value, end of period	$135,920	$(103,481)

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$192,678	$(187,161)
Interest credited to policyholder account	$-	$-
Included in other comprehensive income (loss)	$-	$-

(1)	Transfers into or out of level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(2)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(3)	Reinsurance Liabilities classified as Reinsurance Recoverable at December 31, 2009 were reclassified to Other Liabilities at March 31, 2010 as they were in a net liability position.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

7.   FAIR VALUE OF ASSETS AND LIABILITIES (continued)

The following table provides a summary of the changes in fair value of Level 3 assets and liabilities for the three months ended March 31, 2009, as well as the portion of gains or losses included in income for three months ended March 31, 2009 attributable to unrealized gains or losses related to those assets and liabilities still held at March 31, 2009.

	Three Months Ended March 31, 2009
	Fixed Maturities, Available For Sale-Corporate Securities	Fixed Maturities, Available For Sale-Foreign Government Bonds	Fixed Maturities, Available For Sale-Asset Backed Securities	Other Long- term Investments

	(in thousands)

Fair value, beginning of period	$68,559	$977	$21,188	$(1,496)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(423)	-	-	(273)
Included in other comprehensive income (loss)	(8,233)	18	598	-
Net investment income	885	-	(14)	-
Purchases, sales, issuances, and settlements	-	-	-	-
Foreign currency translation	-	-	-	-
Transfers into level 3 (1)	-	-	-	-

Transfers out of level 3 (1)	-	-	-	-

Fair value, end of period	$60,788	$995	$21,772	$(1,769)

Unrealized gains (losses) relating to those level 3 assets that were still held by the Company at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$(423)	$-	$-	$(274)
Interest credited to policyholder account	$-	$-	$-	$-
Included in other comprehensive income (loss)	$(8,233)	$18	$598	$-

	Three Months Ended March 31, 2009
	Future Policy Benefits	Separate Account Assets	Reinsurance Recoverable

		(in thousands)
Fair value, beginning of period	$(2,111,242)	-	$2,110,146
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	960,992	-	(957,171)
Included in other comprehensive income (loss)	-	-	-
Net investment income	-	-	-
Purchases, sales, issuances, and settlements	(15,522)	55,477	15,222
Foreign currency translation	-	-	-
Transfers into level 3 (1)	-	-	-
Transfers out of level 3 (1)	-	-	-

Fair value, end of period	$(1,165,772)	$55,477	$1,168,197

Unrealized gains (losses) relating to those level 3 assets that were still held by the Company at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$936,839	$-	$(932,970)
Interest credited to policyholder account	$-	$-	$-
Included in other comprehensive income (loss)	$-	$-	$-

(1)	Transfers into or out of level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(2)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

7.   FAIR VALUE OF ASSETS AND LIABILITIES (continued)

Fair Value of Financial Instruments – The Company is required to disclose the fair value of certain financial instruments including those that are not carried at fair value. For the following financial instruments the carrying amount equals or approximates fair value: fixed maturities classified as available for sale, trading account assets, equity securities, short-term investments, cash and cash equivalents, separate account assets and long-term and short-term borrowing.

The following table discloses the Company’s financial instruments where the carrying amounts and fair values may differ:

	March 31, 2010		December 31, 2009
	Carrying value	Fair value	Carrying value	Fair value
(in thousands)
Assets:
Commercial Mortgage and other Loans	$ 369,313	$ 389,756	$ 373,080	$ 381,557
Policy loans	$ 13,297	$ 12,390	$ 13,067	$ 14,796
Liabilities:
Investment Contracts - Policyholders’ Account Balances	$ 53,247	$ 52,821	$ 53,599	$ 52,960

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

Investment Contracts – Policyholders’ Account Balances

Only the portion of policyholders’ account balances related to products that are investment contracts (those without significant mortality or morbidity risk) are reflected in the table above. For payout annuities and other similar contracts without life contingencies, fair values are derived using discounted projected cash flows based on interest rates that are representative of the Company’s financial strength ratings, and hence reflects the Company’s own non-performance risk.

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

Notes to Financial Statements

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

The Company has sold and in certain limited instances continues to sell variable annuity products, which contain embedded derivatives. The Company has entered into reinsurance agreements to transfer the risk related to the embedded derivatives to affiliates. These embedded derivatives are marked to market through “Realized investment gains (losses), net” based on the change in value of the underlying contractual guarantees, which are determined using valuation models. The affiliates maintain a portfolio of derivative instruments that is intended to economically hedge many of the risks related to the above products’ features. The derivatives may include, but are not limited to equity options, total return swaps, interest rate swap options, caps, floors, and other instruments. Also, some variable annuity products’ optional living benefits feature an automatic rebalancing element, also referred as an asset transfer feature, to minimize risks inherent in the Company’s guarantees which reduces the need for hedges. In addition to the hedging of guaranteed risks by its affiliate, Pruco Re, the Company started hedging a portion of the market exposure related to the overall capital position of its variable annuity business.

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

	March 31, 2010			December 31, 2009
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Assets	Liabilities		Assets	Liabilities
Qualifying Hedge Relationships	(in thousands)
Currency/Interest Rate	18,866	-	(903)	5,058	-	(642)

Total Qualifying Hedge Relationships	$18,866	$-	$(903)	$5,058	$-	$(642)

Non-qualifying Hedge Relationships
Interest Rate	$978,700	$38,082	$(17,316)	$978,700	$28,741	$(18,083)
Currency	-	-	-	-	-	-
Credit	358,350	2,785	(3,522)	358,350	3,428	(3,995)
Currency/Interest Rate	66,964	581	(6,232)	78,553	426	(7,784)
Equity	336,057	3,103	(17,270)	335,411	4,273	(14,802)

Total Non-qualifying Hedge Relationships	$1,740,071	$44,551	$(44,340)	$1,751,014	$36,868	$(44,664)

Total Derivatives (1)	$1,758,937	$44,551	$(45,243)	$1,756,072	$36,868	$(45,306)

(1) Excludes embedded derivatives which contain multiple underlyings. The fair value of these embedded derivatives was an asset of $133.4 million as of March 31, 2010 and a liability of $14.0 million as of December 31, 2009, included in “Future policy benefits” and “Fixed maturities available for sale.”

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

The following table provides the financial statement classification and impact of derivatives used in qualifying and non-qualifying hedge relationships, excluding the offset of the hedged item in an effective hedge relationship:

	Three Months ended March 31,
	2010	2009

	(in thousands)
Qualifying
Cash Flow Hedges
Currency /Interest Rate

Net Investment Income	$7	$-
Other Income	(2)	-
Accumulated Other Comprehensive Income (Loss)(1)	(269)	-

Total Cash Flow Hedges	$(264)	$-

Non- qualifying hedges
Realized investment gains (losses), net
Interest Rate	$11,982	$(27,386)
Currency/Interest Rate	530	26
Credit	(39)	3,974
Equity	(15,719)	-
Embedded Derivatives (Interest/Equity/Credit)	(3,454)	(3,566)

Total non-qualifying hedges	$(6,700)	$(26,952)

Total Derivative Impact	$(6,964)	$(26,952)

(1) Amounts deferred in Equity

For the period ending March 31, 2010 the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations and there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.

Presented below is a roll forward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in thousands)
Balance, December 31, 2009	$(640)
Net deferred losses on cash flow hedges from January 1 to March 31, 2010	(276)
Amount reclassified into current period earnings	7

Balance, March 31, 2010	$(909)

As of March 31, 2010, the Company does not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 7 years. Income amounts deferred in “Accumulated other comprehensive income (loss)” as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” in the Statements of Equity.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

8.   DERIVATIVE INSTRUMENTS (continued)

Credit Derivatives Written

The following tables set forth the Company’s exposure from credit derivatives where the Company has written credit protection, excluding embedded derivatives contained in externally-managed investments in European markets, by NAIC rating of the underlying credits as of the dates indicated.

NAIC Designation (1)	Rating Agency Equivalent	March 31, 2010
		Single Name		First To Default Basket		Total
		Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
		(in thousands)
1	Aaa, Aa, A	$295,000	$2,248	$1,000	$(2)	$296,000	$2,246
2	Baa	25,000	471	-	-	25,000	471

	Subtotal Investment Grade	$320,000	$2,719	$1,000	$(2)	$321,000	$2,717

3	Ba	$-	$-	$3,500	$(29)	$3,500	$(29)

	Subtotal Below Investment Grade	$-	$-	$3,500	$(29)	$3,500	$(29)

Total		$320,000	$2,719	$4,500	$(31)	$324,500	$2,688

(1)  First-to-default credit swap baskets, which may include credits of varying qualities, are grouped above based on the lowest credit in the basket. However, such basket swaps may entail greater credit risk than the rating level of the lowest credit.

NAIC Designation (1)	Rating Agency Equivalent	December 31, 2009
		Single Name		First To Default Basket		Total
		Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
		(in thousands)
1	Aaa, Aa, A	$295,000	$2,868	$1,000	$(4)	$296,000	$2,864
2	Baa	25,000	541	-	-	25,000	541

	Subtotal Investment Grade	$320,000	$3,409	$1,000	$(4)	$321,000	$3,405

3	Ba	$-	$-	$3,500	$(49)	$3,500	$(49)

	Subtotal Below Investment Grade	$-	$-	$3,500	$(49)	$3,500	$(49)

Total		$320,000	$3,409	$4,500	$(53)	$324,500	$3,356

(1)  First-to-default credit swap baskets, which may include credits of varying qualities, are grouped above based on the lowest credit in the basket. However, such basket swaps may entail greater credit risk than the rating level of the lowest credit.

The following table sets forth the composition of the Company’s credit derivatives where it has written credit protection, excluding embedded derivatives contained in externally-managed investments in European markets, by industry category as of the dates indicated.

	March 31, 2010		December 31, 2009
Industry	Notional	Fair Value	Notional	Fair Value
	(in thousands)
Corporate Securities:
Manufacturing	$40,000	$317	$40,000	$395
Services	20,000	43	20,000	130
Energy	20,000	248	20,000	290
Transportation	30,000	206	30,000	270
Retail and Wholesale	20,000	213	20,000	248
Other	190,000	1,692	190,000	2,076
First to Default Baskets(1)	4,500	(31)	4,500	(53)

Total Credit Derivatives	$324,500	$2,688	$324,500	$3,356

(1) Credit default baskets may include various industry categories.

The Company writes credit derivatives under which the Company is obligated to pay a related party counterparty the referenced amount of the contract and receive in return the defaulted security or similar security. The Company’s maximum amount at risk under these credit derivatives, assuming the value of the underlying referenced securities become worthless, is $324.5 million notional of credit default swap (“CDS”) selling protection at March 31, 2010. These credit derivatives generally have maturities of five years or less.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

8. DERIVATIVE INSTRUMENTS (continued)

The Company holds certain externally-managed investments in the European market which contain embedded derivatives whose fair value are primarily driven by changes in credit spreads. These investments are medium term notes that are collateralized by investment portfolios primarily consisting of investment grade European fixed income securities, including corporate bonds and asset-backed securities, and derivatives, as well as varying degrees of leverage. The notes have a stated coupon and provide a return based on the performance of the underlying portfolios and the level of leverage. The Company invests in these notes to earn a coupon through maturity, consistent with its investment purpose for other debt securities. The notes are accounted for under U.S. GAAP as available for sale fixed maturity securities with bifurcated embedded derivatives (total return swaps). Changes in the value of the fixed maturity securities are reported in Stockholders’ Equity under the heading “Accumulated Other Comprehensive Income” and changes in the market value of the embedded total return swaps are included in current period earnings in “Realized investment gains (losses), net.” The Company’s maximum exposure to loss from these investments was $7.5 million and $7.0 million at March 31, 2010 and December 31, 2009, respectively.

In addition to selling credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of March 31, 2010 the Company had $33.8 million of outstanding notional amounts reported at fair value as an asset of $3.4 million.

Credit Risk

The Company is exposed to credit-related losses in the event of non-performance by counterparties to financial derivative transactions. Generally, the credit exposure of the Company’s over-the-counter (OTC) derivative transactions is represented by the contracts with a positive fair value (market value) at the reporting date after taking into consideration the existence of netting agreements.

The Company manages credit risk by entering into over-the-counter derivative contracts with an affiliate, Prudential Global Funding, LLC, see Note 5.

Under fair value measurements, the Company incorporates the market’s perceptions of its own and the counterparty’s non-performance risk in determining the fair value of the portion of its OTC derivative assets and liabilities that are uncollateralized. Credit spreads are applied to the derivative fair values on a net basis by counterparty. To reflect the Company’s own credit spread a proxy based on relevant debt spreads is applied to OTC derivative net liability positions. Similarly, the Company’s counterparty’s credit spread is applied to OTC derivative net asset positions.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Prudential Annuities Life Assurance Corporation meets the conditions set forth in General Instruction H(1)(a) and (b) on Form 10-Q and is therefore filing this form with the reduced disclosure format.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Prudential Annuities Life Assurance Corporation (“PALAC” or the “Company”), formerly known as American Skandia Life Assurance Corporation, as of March 31, 2010 compared with December 31, 2009, and its results of operations for the three months ended March 31, 2010 and 2009. You should read the following analysis of our financial condition and results of operations in conjunction with the audited Financial Statements, the “Risk Factors” section included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, the statements under “Forward Looking Statements”, and the Interim Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Products

The Company has sold and, as discussed below, in certain limited instances continues to offer a wide array of annuities, including deferred and immediate variable annuities that are registered with the United States Securities and Exchange Commission (the “SEC”), which may include (1) fixed interest rate allocation options, subject to a market value adjustment, and registered with the SEC, and (2) fixed rate allocation options not subject to a market value adjustment and not registered with the SEC. In addition, the Company has a relatively small in force block of variable life insurance policies, but it no longer actively sells such policies.

In March 2010, with very limited exceptions, the Company has ceased offering its existing variable annuity products (and where offered, the companion market value adjustment option) to new investors upon the launch of a new product in each of Pruco Life Insurance Company and Pruco Life Insurance Company of New Jersey (which are affiliates of the Company within Prudential Financial Inc.’s (“Prudential Financial”) Prudential Annuities business unit). In general, the new product line offers the same optional living benefits and optional death benefits as offered by the Company’s existing variable annuities. However, subject to applicable contractual provisions, regulatory requirements and administrative rules, the Company will continue to accept purchase payments on inforce contracts under existing annuity products. These initiatives are being implemented to create operational and administrative efficiencies by offering a single product line of annuity products from a more limited group of legal entities. In addition, by limiting its variable annuity offerings to a single product line sold through one insurer (and its affiliate, for New York sales), Prudential Annuities expects to convey a more focused, cohesive image in the marketplace.

The Company’s variable annuities provide its customers with tax-deferred asset accumulation together with a base death benefit and a full suite of optional guaranteed death and living benefits. The benefit features contractually guarantee the contractholder a return of no less than (1) total deposits made to the contract less any partial withdrawals (“return of net deposits”), (2) total deposits made to the contract less any partial withdrawals plus a minimum return (“minimum return”), and/or (3) the highest contract value on a specified date minus any withdrawals (“contract value”), including a highest daily contract value in certain of our latest optional living benefits. These guarantees may include benefits that are payable in the event of death, annuitization or at specified dates during the accumulation period and withdrawal and income benefits payable during specified periods. This highest daily guaranteed contract value offered with certain optional living benefits is generally accessible through periodic withdrawals for the life of the contractholder, and not as a lump-sum surrender value.

Our variable annuity investment options provide our customers with the opportunity to invest in proprietary and non-proprietary mutual funds, frequently under asset allocation portfolios, and fixed-rate options. The investments made by customers in the proprietary and non-proprietary mutual funds generally represent separate account interests that provide a return linked to an underlying investment portfolio. The investments made in the fixed rate options backed by our general account are credited with interest at rates we determine, subject to certain minimums. We also offer fixed annuities that provide a guarantee of principal and interest credited at rates we determine, subject to certain contractual minimums. Certain investments made in the fixed-rate options of our variable annuities and certain fixed annuities impose a market value adjustment if the invested amount is not held to maturity. Based on the contractual terms the market value adjustment can be positive, resulting in an additional amount for the contractholder, or negative, resulting in a deduction from the contractholder’s account value or redemption proceeds.

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

The automatic rebalancing element, included in the design of certain optional living benefits, transfers assets between the variable investments selected by the annuity contractholder and, depending on the benefit feature, fixed income investments backed by our general account or a separate account bond portfolio. The transfers are based on a static mathematical formula which considers a number of factors, including the impact of investment performance on the contractholders’ account value. In general, negative investment performance results in transfers to fixed income investments backed by our general account or a separate account bond portfolio, and positive investment performance results in transfers back to contractholder-selected investments. Overall, the automatic rebalancing element is designed to help limit our exposure, and the exposure of the contractholders’ account value, to equity market risk and market volatility. Beginning in 2009, our offerings of optional living benefit features associated with variable annuity products all include an automatic rebalancing element, and in 2009 we discontinued any new sales of optional living benefit features without an automatic rebalancing element. Other product design elements we utilize for certain products to manage these risks include asset allocation and minimum issuance age requirements. As of March 31, 2010 approximately $30.9 billion or 78% of variable annuity account values with living benefit features included an automatic rebalancing element in the product design, compared to $27.6 billion or 76% as of December 31, 2009. As of March 31, 2010 approximately $8.8 billion or 22% of variable annuity account values with living benefit features did not include an automatic rebalancing element in the product design, compared to $8.7 billion or 24% as of December 31, 2009.

As mentioned above, in addition to our automatic rebalancing element, we also manage certain risks associated with our variable annuity products through hedging programs and affiliated reinsurance arrangements. In the reinsurance affiliate, we manage the risks associated with our optional living benefits through purchases of equity options and futures as well as interest rate derivatives, which hedge certain optional living benefit features accounted for as embedded derivatives against changes in equity markets, interest rates, and market volatility. In the second quarter of 2009, we began the expansion of our hedging program to include a portion of the market exposure related to our overall capital position, including the impact of certain statutory reserve exposures. These capital hedges primarily consist of equity-based total return swaps, as well as interest rate derivatives, that are designed to partially offset changes in our capital position resulting from market driven changes in certain living and death benefit features of our variable annuity products. We assess the composition of the hedging program on an ongoing basis.

Marketing and Distribution

The Company has sold and, as discussed above, in certain limited instances continues to sell its annuity products through multiple distribution channels, including (1) independent broker-dealer firms and financial planners; (2) broker-dealers that are members of the New York Stock Exchange, including “wirehouse” and regional broker-dealer firms; and (3) broker-dealers affiliated with banks or that specialize in marketing to customers of banks. Although the Company has sold in each of those distribution channels, the majority of the Company’s sales have come from the independent broker-dealer firms and financial planners. The Company has selling agreements with over eight hundred broker-dealer firms and financial institutions.

The Company’s Changes in Financial Position and Results of Operations are described below.

Significant Accounting Policies

For information on the Company’s significant accounting policies, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Changes in Financial Position

2010 versus 2009

Total assets increased by $3.6 billion, from $51.9 billion at December 31, 2009 to $55.5 billion at March 31, 2010. Separate account assets increased by $3.9 billion, primarily driven by market appreciation during the current year, positive net flows, and transfers of balances from fixed income investments backed by our general account to the separate accounts as a result of the automatic rebalancing element in certain of our optional living benefit features, as discussed above. Additionally, deferred policy acquisition costs (“DAC”) increased by $84.3 million due to sales driving higher capitalized costs. Partially offsetting the above increase was a decrease in short term investments of $263.0 million driven by lower general account balances due to the aforementioned automatic rebalancing element and $230.4 million of lower income tax receivable.

During the period, total liabilities increased by $3.5 billion, from $50.1 billion at December 31, 2009 to $53.6 billion at March 31, 2010. Separate account liabilities increased by $3.9 billion offsetting the increase in separate accounts assets above. Partially offsetting the above increases was a decrease in policyholders’ account balances of $368.3 million driven by transfers of customer account values to the separate account variable investment options from the fixed income investments backed by our general account due to the automatic rebalancing element in certain of our optional living benefit riders. Additionally, future policy benefits and other policyholder liabilities decreased by $169.4 million driven by a decrease in the liability for living benefit embedded derivatives resulting from a decrease in the underlying base reserve primarily due to an increase in LIBOR and improving equity markets conditions. Also contributing to the decrease were updates to the inputs used in the valuation of the embedded derivatives.

Results of Operations

2010 versus 2009

Net Income

Net income increased $414.9 million from a loss $382.9 million for the three months ended March 31, 2009 to income of $32.0 million for the three months ended March 31, 2010. This is driven by a $672.1 million increase in income from operations before income taxes, as discussed below, partially offset by a $257.2 million increase in income tax expense.

Income from operations for the three months ended March 31, 2010 included a $563.5 million favorable variance in the amortization of deferred policy acquisition and other costs from the impact of updates to the inputs used in the valuation of the reinsured liability for living benefit embedded derivatives and its impact on actual gross profits. Beginning in the first quarter of 2009, in light of developments including rating agency downgrades to the financial strength ratings of the Company, we incorporated an additional spread over LIBOR into the discount rate used in the valuation of the embedded derivative liabilities to reflect an increase in the market perceived risk of our non-performance, thereby reducing the value of the embedded derivative liabilities. The decrease in the benefit from our market perceived non-performance risk in the first quarter of 2010 compared to the first quarter of 2009 is due to a decrease in the fair value of the embedded derivative liabilities reflecting a decrease in future expected benefit payments, resulting from an increase in policyholder account balances due to equity market appreciation, and a decrease in the additional spread over LIBOR, reflecting general credit spread tightening. We amortize deferred policy acquisition and other costs over the expected lives of the contracts based on the level and timing of gross profits on the underlying product. In calculating gross profits, we consider mortality, persistency, and other elements as well as rates of return on investments associated with these contracts and include profits and losses related to these contracts that are reported in affiliated legal entities other than the Company as a result of, for example, reinsurance agreements with those affiliated entities.

Income from operations for the three months ended March 31, 2010 also included a $34.1 million of benefits related to adjustments to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products and to our estimate of total gross profits used as a basis for amortizing deferred policy acquisition and other costs, compared to $73.7 million of charges included in the three months ended March 31, 2009, resulting in a $107.8 million favorable variance, as shown in the table below. This variance primarily reflects the market conditions that existed in the respective periods and are discussed individually in more detail below.

	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
	Amortization of DAC and Other Costs (1)	Reserves for GMDB / GMIB (2)	Total	Amortization of DAC and Other Costs (1)	Reserves for GMDB / GMIB (2)	Total
Quarterly market performance adjustment	$6,839	$5,531	$12,370	$(32,541)	$(40,031)	$(72,572)
Quarterly adjustment for current period experience	4,160	17,595	21,755	16,218	(17,341)	(1,123)

Total	$10,999	$23,126	$34,125	$(16,323)	$(57,372)	$(73,695)

(1)	Amounts reflect (charges) or benefits for (increases) or decreases, respectively, in the amortization of deferred policy acquisition, or DAC, and other costs.
(2)

Amounts reflect (charges) or benefits for reserve (increases) or decreases, respectively, related to the guaranteed minimum death and income benefit, or GMDB / GMIB, features of our variable annuity products.

Also included within the increase in income from operations before income taxes was an increase in policy charges and fee income and asset administration fees and other income of $111.6 million driven by higher average variable annuity asset balances invested in separate accounts which includes a $25.0 million benefit in the three months ended March 31, 2010 from refinements based on review and settlement of unaffiliated reinsurance contracts. The increase in average separate account asset balances was due to net market appreciation, positive net flows, and the transfer of balances from fixed income investments backed by our general account relating to an automatic rebalancing element in some of our optional living benefit features, which, as part of the overall product design, transferred approximately $3.7 billion out of the fixed income investments backed by our general account to the separate accounts from April 1, 2009 through March 31, 2010 due to market improvements. Partially offsetting the favorable variances in pre-tax net income was higher amortization of deferred policy acquisition and other costs of $46.5 million due to higher levels of actual gross profits primarily from higher fee income, an increase of $21.4 million in commission expense, net of capitalization, driven by higher asset based commission from higher average variable annuity asset balances invested in separate accounts and higher variable annuity sales, a decrease in net investment income less interest credited of $16.7 million due to lower average annuity account values in investments backed by our general account resulting from the aforementioned transfers and an increase in general administrative and other expenses of $13.3 million driven by primarily by increased borrowings. Also serving as a partial offset to the increase in income from operations were $13.0 million of mark-to-market losses related to derivative positions associated with our capital hedging program. In the second quarter of 2009, we began the expansion of our hedging program to include a portion of the market exposure related to the overall capital position of our variable annuity business, including the impact of certain statutory reserve exposures. These capital hedges primarily consist of equity-based total return swaps, as well as interest rate derivatives, which are designed to partially offset changes in our capital position resulting from market driven changes in certain living and death benefit features of our variable annuity products.

The $12.4 million of benefits in the three months ended March 31, 2010 relating to the quarterly market performance adjustments shown in the table above are attributable to changes to our estimate of total gross profits to reflect actual fund performance. The actual rate of return on annuity account values for the three months ended March 31, 2010 was 2.5% compared to our expected rate of return of 1.8%. The better than expected market returns increased our estimates of total gross profits and decreased our estimate of future expected claims costs associated with the guaranteed minimum death and income benefit features of our variable annuity products, by establishing a new, higher starting point for the variable annuity account values used in estimating those items for future periods. The expected rates of return for the three months ended March 31, 2010, for some contract groups was based upon our maximum future rate of return assumption under the reversion to the mean approach, as discussed below. The increase in our estimate of total gross profits and decrease in our estimate of future expected claims costs results in a lower required rate of amortization and lower required reserve provisions, which are applied to all prior periods. The resulting cumulative adjustment to prior amortization and reserve provisions are recognized in the current period. In addition, the lower rate of amortization and reserve provisions will also be applied in calculating amortization and the provision for reserves in future periods.

The $72.6 million charge in the three months ended March 31, 2009 is attributable to a similar but opposite impact on gross profits of market value decreases in the underlying assets associated with our variable annuity products, reflecting financial market conditions during the period. The actual rate of return on variable annuity account values for the three months ended March 31, 2009 was (3.3)% compared to our expected rate of return of 2.5%.

As mentioned above, we derive our near-term future rate of return assumptions using a reversion to the mean approach, a common industry practice. Under this approach, we consider actual returns over a period of time and initially adjust future projected returns over a four year period so that the assets grow at the long-term expected rate of return for the entire period. The future projected return across all contract groups is 7.2% per annum as of March 31, 2010. Beginning in the fourth quarter of 2008 and continuing through the first quarter of 2010, the projected future annual rate of return calculated using the reversion to the mean approach for some contract groups was greater than our maximum future rate of return assumption across all asset types for this business. In those cases, we utilize the maximum future rate of return over the four year period, thereby limiting the impact of the reversion to the mean on our estimate of total gross profits. The near-term blended maximum future rate of return under the reversion to the mean approach is 9.5% for the first quarter of 2010. Included in the blended maximum future rate are assumptions for returns on various asset classes, including a 13% annual maximum rate of return on equity investments. Further or continued market volatility could result in additional market value changes within our separate account assets and corresponding changes to our gross profits, as well as additional adjustments to the amortization of deferred policy acquisition and other costs, and the costs relating to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products. Given that the estimates of future gross profits are based upon our maximum future rate of return assumption for some contract groups, all else being equal, future rates of return higher than the above mentioned future projected four year return of 7.2%, but less than the maximum future rate of return of 9.5%, may still result in increases in the amortization of deferred policy acquisition and other costs, and the costs relating to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products.

The quarterly adjustments for current period experience shown in the table above reflect the impact of differences between actual gross profits for the period and the previously estimated expected gross profits for the period, as well as an update for current and future expected claims costs associated with the guaranteed minimum death and income benefit features of our variable annuity products. To the extent each period’s actual experience differs from the previous estimate for that period, the assumed level of total gross profits may change, and a cumulative adjustment to previous periods’ amortization, also referred to as an experience true-up adjustment, may be required in the current period. This adjustment to previous periods’ amortization is in addition to the direct impact of actual gross profits on current period amortization and the market performance related adjustment to our estimates of gross profits for future periods. The experience true-up adjustments for deferred policy acquisition and other costs in the three months ended March 31, 2010 reflect a reduction in amortization due to better than expected gross profits, resulting primarily from the net benefit in the mark-to-market of embedded derivatives and related hedge positions associated with our living benefit features. The experience true-up adjustment for the reserves for the guaranteed minimum death and income benefit features of our variable annuity products in the three months ended March 31, 2010 primarily reflects a reserve release for a large group of inforce contracts where the death benefit guarantee expired in the current quarter. The experience true-up adjustments for deferred policy acquisition and other costs in the three months ended March 31, 2009 reflects a reduction in amortization due to better than expected gross profits, resulting primarily from the net benefit in the mark-to-market of embedded derivatives and related hedge positions associated with our living benefit features offset by lower than expected fee income. The experience true-up adjustment for the reserves for the guaranteed minimum death and income benefit features of our variable annuity products in the three months ended March 31, 2009 primarily reflects lower than expected fee income and lower than expected lapses, as well as higher actual contract guarantee claims costs.

Revenues

Revenues increased $48.8 million, from $303.5 million for the three months ended March 31, 2009 to $352.3 million for the three months ended March 31, 2010. Premiums increased $4.3 million, from $3.1 million for the three months March 31, 2009 to $7.4 million for the three months March 31, 2010, reflecting an increase in funds from customers electing to enter into the payout phase of their annuity contracts.

Policy charges and fee income increased $78.0 million, from $106.2 million for the three months ended March 31, 2009 to $184.2 million for the three months ended March 31, 2010 driven by higher mortality and expense (“M&E”) fees of $75.8 million and an increase in optional benefit charges on our living and death benefit features of $5.7 million, primarily driven by higher average variable annuity asset balances invested in separate accounts. The increase in average separate account asset balances was due to net market appreciation, positive net flows, and the transfer of balances from the fixed income investments backed by our general account to the separate accounts relating to an automatic rebalancing element in some of our optional living benefit features, as discussed above. The increase in optional benefit charges was primarily offset in realized investment gains, net as these features are reinsured with affiliates. Policy charges and fee income also included a $19 million benefit related to an unaffiliated reinsurance payable recorded in prior period and $7.3 million related to the recapture of certain unaffiliated reinsurance agreements. Partially offsetting the above increases was a decrease of $37.4 million from market value adjustments related to the Company’s market value adjusted investment option (the “MVA option”) driven by market conditions and transfer of assets back to the separate account due to the automatic rebalancing element.

Net investment income decreased $47.6 million from $146.2 million for the three months ended March 31, 2009 to $98.6 million for the three months ended March 31, 2010 as a result of lower average annuity account values in investments backed by our general account, as previously discussed.

Realized investment gains, net, decreased by $19.4 million from gains of $12.5 million for the three months ended March 31, 2009 to losses of $6.9 million for the three months ended March 31, 2010. This decrease was driven by $13.0 million of mark-to-market losses related to derivative positions associated with our capital hedging program, as previously discussed. Additionally, realized investment gains decreased driven by decreased gains on our MVA and general account portfolios of $4.2 million and a decrease in embedded derivative breakage of $2.0 million driven by impact of the non-performance risk in the valuation of embedded derivatives. This represents the embedded derivative breakage on non-reinsured living benefit liabilities

Benefits and Expenses

Benefits and expenses decreased $623.3 million, from $948.2 million for the three months ended March 31, 2009 to $324.9 million for the three months ended March 31, 2010.

Policyholders’ benefits decreased $84.1 million, from an expense of $82.2 million for the three months ended March 31, 2009 to a benefit of $1.9 million for the three months ended March 31, 2010, primarily driven by the impact of the adjustments to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products, as previously discussed.

Interest credited to policyholders’ account balances decreased $138.7 million, from $260.4 million for the three months ended March 31, 2009 to $121.7 million for the three months ended March 31, 2010, primarily due to a benefit of $129.7 million from lower deferred sales inducements (“DSI”) amortization from the impact of the change in non-performance risk in the valuation of embedded derivatives, as previously discussed. Also contributing to the decrease was a decrease in interest credited to policyholders’ account balances of $30.4 million driven by lower average annuity account values in investments backed by our general account and a benefit of $9.1 million relating the impact of the adjustments to our estimate of total gross profits used as a basis for amortizing DSI, as discussed above. Partially offsetting the above decreases was an increase in DSI amortization of $29.6 million driven by higher levels of actual gross profits.

Amortization of deferred policy acquisition costs decreased by $426.5 million, from $518.7 million for the three months ended March 31, 2009 to $92.2 million for the three months ended March 31, 2010, primarily due to a benefit of $432.6 million from lower DAC amortization from the impact of the change in non-performance risk in the valuation of embedded derivatives and a benefit of $10.0 million from the impact of the adjustments to our estimate of total gross profits used as a basis for amortizing DAC, as previously discussed. Partially offsetting the above decreases was an increase in DAC amortization of $16.1 million driven by higher level of actual gross profits.

General, administrative and other expenses increased by $26.1 million, from $86.9 million for the three months ended March 31, 2009 to $113.0 million for the three months ended March 31, 2010, primarily due to $21.4 million of higher commission expense, net of capitalization, driven by higher asset based commission from higher average variable annuity asset balances invested in separate accounts and higher variable annuity sales, $7.7 million of higher administrative expenses and $5.6 million of higher interest expense driven by increased borrowings. Partially offsetting the above increases was a benefit of $8.2 million from the impact of the adjustments to our estimate of total gross profits used as a basis for amortizing value of business acquired (“VOBA”), as previously discussed.

As discussed above, the overall $623.3 million decrease in benefits and expenses included $563.5 million of lower amortization of deferred acquisition cost and other cost related to the impact of the change in non-performance risk in the valuation of embedded derivatives, as previously discussed. Benefits and expenses also included a benefit of $107.8 million related to the adjustments to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products and to our estimate of total gross profits used as a basis for amortizing deferred policy acquisition and other costs, as previously discussed. Absent the effect of the change in non-performance risk in the valuation of embedded derivatives and the quarterly adjustments and assumption updates, benefits and expenses for the three months ended March 31, 2010 increased $48.1 million from the three months ended March 31, 2009.

Income Taxes

Our income tax provision amounted to an income tax benefit of $4.7 million for the three months ended March 31, 2010 compared to income tax benefit of $261.2 million for the three months ended March 31, 2009. The decline in income tax benefit was primarily driven by the increase in pretax income, as discussed above.

The dividends received deduction (“DRD”) reduces the amount of dividend income subject to U.S. tax and is a significant component of the difference between the Company’s effective tax rate and the federal statutory tax rate of 35%. The DRD for the current period was estimated using information from 2009, current year results, and was adjusted to take into account the current year’s equity market performance. The actual current year DRD can vary from the estimate based on factors such as, but not limited to, changes in the amount of dividends received that are eligible for the DRD, changes in the amount of distributions received from mutual fund investments, changes in the account balances of variable life and annuity contracts, and the Company’s taxable income before the DRD.

In August 2007, the IRS released Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the DRD related to variable life insurance and annuity contracts. In September 2007, the IRS released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54 and informed taxpayers that the U.S. Treasury Department and the IRS intend to address through new regulations the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts. On February 1, 2010, the Obama Administration released the “General Explanations of the Administration’s Revenue Proposals.” Although the Administration has not released proposed statutory language, one proposal would change the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through regulation or legislation, could increase actual tax expense and reduce the Company’s consolidated net income. These activities had no impact on the Company’s 2009 or first quarter 2010 results.

Liquidity and Capital Resources

Overview

Liquidity refers to the ability to generate sufficient cash resources to meet the payment obligations of the Company. Capital refers to the long term financial resources available to support the operation of our business, fund business growth, and provide a cushion to withstand adverse circumstances. The ability to generate and maintain sufficient liquidity and capital depends on the profitability of our business, general economic conditions and our access to the capital markets through our affiliates as described herein.

Management monitors the liquidity of Prudential Financial, Prudential Insurance and the Company on a daily basis and projects borrowing and capital needs over a multi-year time horizon through our quarterly planning process. We believe that cash flows from the sources of funds presently available to us are sufficient to satisfy the current liquidity requirements, of Prudential Financial, Prudential Insurance and the Company, including reasonably foreseeable contingencies.

    General Liquidity

Our liquidity is managed to ensure stable, reliable and cost-effective sources of cash flows to meet all of our obligations. Liquidity is provided by a variety of sources, as described more fully below, including portfolios of liquid assets. Our investment portfolios are integral to the overall liquidity of our operations. We segment our investment portfolios and employ an asset/liability management approach specific to the requirements of our product lines. This enhances the discipline applied in managing the liquidity, as well as the interest rate and credit risk profiles, of each portfolio in a manner consistent with the unique characteristics of the product liabilities. We use a projection process for cash flows from operations to ensure sufficient liquidity to meet projected cash outflows, including claims. The impact of Prudential Funding, LLC’s financing capacity on liquidity (as described below) is considered in the internal liquidity measures of the Company.

Liquidity is measured against internally developed benchmarks that take into account the characteristics of both the asset portfolio and the liabilities that they support. The results are affected substantially by the overall asset type and quality of our investments.

    Cash Flow

The principal sources of the Company’s liquidity are annuity considerations, investment and fee income, and investment maturities and sales, as well as internal borrowings. The principal uses of that liquidity include benefits, claims, and payments to policyholders and contractholders in connection with surrenders, withdrawals and net policy loan activity. Other uses of liquidity include commissions, general and administrative expenses, purchases of investments, and payments in connection with financing activities. As discussed above, in March 2010, with very limited exceptions, the Company has ceased offering its existing variable annuity products to new investors upon the launch of a new product by certain affiliates. Therefore, the Company expects its overall level of cash flows to decrease going forward.

We believe that the cash flows from our operations are adequate to satisfy our current liquidity requirements including under reasonably foreseeable stress scenarios. The continued adequacy of this liquidity will depend upon factors such as future securities market conditions, changes in interest rate levels, policyholder perceptions of our financial strength, and the relative safety of competing products (including those with enhancements under government-sponsored programs), each of which could lead to reduced cash inflows or increased cash outflows. In addition, market volatility can impact the level of capital required to support our businesses. Our cash flows from investment activities result from repayments of principal, proceeds from maturities and sales of invested assets, net of amounts reinvested. The primary liquidity risks with respect to these cash flows are the risk of default by debtors or bond insurers, our counterparties’ willingness to extend repurchase and/or securities lending arrangements, commitments to invest and market volatility. We closely manage these risks through our credit risk management process and regular monitoring of our liquidity position.

In managing our liquidity, we also consider the risk of policyholder and contractholder withdrawals of funds earlier than our assumptions when selecting assets to support these contractual obligations. We use surrender charges and other contract provisions to mitigate the extent, timing and profitability impact of withdrawals of funds by customers from annuity contracts and deposit liabilities.

Liquid Assets

Liquid assets include cash, cash equivalents, short-term investments, most fixed maturities that are not designated as held to maturity and public equity securities. As of March 31, 2010 and December 31, 2009, the Company had liquid assets of $7.3 billion and $7.3 billion, respectively, which includes a portion financed with asset-based financing. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $0.7 billion and $0.8 billion as of March 31, 2010 and December 31, 2009, respectively. We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in calculating internal liquidity measures in order to evaluate the adequacy of our operations’ liquidity under a variety of stress scenarios. We believe that the liquidity profile of our assets is sufficient to satisfy current liquidity requirements, including under foreseeable stress scenarios.

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

The implementation of VACARVM, a new statutory reserve methodology for variable annuities with guaranteed benefits, effective December 31, 2009 had an impact of approximately $61 million benefit on the statutory surplus of the Company. Certain of the Company’s statutory reserves are ceded to an affiliated offshore captive reinsurance company. A reinsurance trust is established by the affiliated offshore captive reinsurance company to satisfy reinsurance reserve credit requirements. These reserve credits allow the Company to reduce the level of statutory capital it is required to hold. The reinsurance reserve credit requirements and the value of the reinsurance trust assets are reviewed on a quarterly basis. Since the exact requirements cannot be known for certain until after the close of the accounting period, the reserve credit requirements are estimated to determine if the value of the reinsurance trust assets are expected to be sufficient. If it is determined that the value of the reinsurance trust assets are not sufficient to meet the reinsurance reserve credit requirements, we expect Prudential Financial would satisfy those additional needs through a combination of funding the reinsurance credit trusts with available cash, certain hedge assets, and loans from Prudential Financial and/or affiliates. Prudential Financial also continues to evaluate other options to address reserve credit needs such as obtaining letters of credit.

Item 4.  Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, or the “Exchange Act”, as of March 31, 2010. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2010, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

The Company is an indirectly owned subsidiary of Prudential Financial. You should carefully consider the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009. These risks could materially affect Prudential Financial’s and/or the Company’s business, results of operations or financial condition or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 6.  Exhibits

10	General Services Agreement between the Prudential Insurance Company of America and Ex/Service Holdings, Inc.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

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

By: /s/ Thomas J. Diemer
Thomas J. Diemer
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

May 14, 2010

Exhibit Index

Exhibit Number and Description

10	General Services Agreement between the Prudential Insurance Company of America and ExlService Holdings, Inc.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.