Form 10-Q
period 2010-06-30
PRUDENTIAL ANNUITIES LIFE ASSURANCE CORP/CT
filed 2010-08-13
CIK 881453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 13, 2010, 25,000 shares of the registrant’s Common Stock (par value $100) consisting of 100 voting shares and 24,900 non-voting shares, were outstanding. As of such date, Prudential Annuities, Inc. formerly known as American Skandia, Inc., an indirect wholly owned subsidiary of Prudential Financial, Inc., a New Jersey corporation, owned all of the registrant’s Common Stock.

Prudential Annuities Life Assurance Corporation meets the conditions set forth in General Instruction (H) (1) (a) and (b) on Form 10-Q and

is therefore filing this Form 10-Q in the reduced disclosure format.

FORWARD LOOKING STATEMENTS

Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Prudential Annuities Life Assurance Corporation. There can be no assurance that future developments affecting Prudential Annuities Life Assurance Corporation will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial markets; (2) the availability and cost of external financing for our operations, which has been affected by the stress experienced by the global financial markets; (3) interest rate fluctuations; (4) reestimates of our reserves for future policy benefits and claims; (5) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates, or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (6) changes in our assumptions related to deferred policy acquisition costs or valuation of business acquired; (7) changes in our claims-paying or credit ratings; (8) investment losses, defaults and counterparty non-performance; (9) competition in our product lines and for personnel; (10) changes in tax law; (11) regulatory or legislative changes, including the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act; (12) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities; (13) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (14) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (15) effects of acquisitions, divestitures and restructurings, including possible difficulties in integrating and realizing the projected results of acquisitions; (16) changes in statutory or U.S. GAAP accounting principles, practices or policies; and (17) changes in assumptions for retirement expense. The foregoing risks are even more pronounced in severe adverse market and economic conditions such as those that began in the second half of 2007 and continued into 2009. Prudential Annuities Life Assurance Corporation does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2009 and in this Quarterly Report on Form 10-Q for a discussion of certain risks relating to our businesses and investment in our securities.

PART I-FINANCIAL INFORMATION

ITEM 1. Financial Statements

Prudential Annuities Life Assurance Corporation

Unaudited Interim Statements of Financial Position

As of June 30, 2010 and December 31, 2009 (in thousands, except share amounts)

	June 30, 2010	December 31, 2009
ASSETS
Fixed maturities available for sale, at fair value (amortized cost, 2010: $5,937,904; 2009: $6,056,960)	$6,551,233	$6,493,887
Trading account assets, at fair value	78,517	79,892
Equity securities available for sale, at fair value (cost, 2010:$17,086; 2009: $17,085)	19,623	18,612
Commercial mortgage and other loans	366,212	373,080
Policy loans	13,020	13,067
Short-term investments	493,321	705,846
Other long-term investments	100,619	2,995

Total investments	7,622,545	7,687,379

Cash and cash equivalents	111,263	71,548
Deferred policy acquisition costs	1,158,695	1,411,571
Accrued investment income	73,117	77,004
Reinsurance recoverable	677,455	40,597
Income taxes receivable	128,154	230,427
Valuation of business acquired	39,127	52,596
Deferred sales inducements	649,006	801,876
Receivables from parent and affiliates	59,825	119,300
Investment receivable on open trades	1,382	7,984
Other assets	8,252	7,056
Separate account assets	42,698,943	41,448,712

TOTAL ASSETS	$53,227,764	$51,956,050

LIABILITIES AND STOCKHOLDER’S EQUITY

LIABILITIES
Policyholders’ account balances	$6,566,674	$6,894,651
Future policy benefits and other policyholder liabilities	965,183	292,921
Payables to parent and affiliates	75,161	76,439
Cash collateral for loaned securities	139,808	263,617
Short-term borrowing	28,000	54,585
Long-term borrowing	775,000	775,000
Investment payable on open trades	14,011	11
Other liabilities	145,839	242,205
Separate account liabilities	42,698,943	41,448,712

TOTAL LIABILITIES	$51,408,619	$50,048,141

Commitments and Contingent Liabilities (See Note 4)

STOCKHOLDER’S EQUITY
Common stock, $100 par value; 25,000 shares, authorized, issued and outstanding	$2,500	$2,500
Additional paid-in capital	992,027	974,921
Retained earnings	638,574	798,170
Accumulated other comprehensive income	186,044	132,318

Total stockholder’s equity	$1,819,145	$1,907,909

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$53,227,764	$51,956,050

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation

Unaudited Interim Statements of Operations and Comprehensive Income

Three Months and Six Months Ended June 30, 2010 and 2009 (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
REVENUES

Premiums	$7,530	$3,729	$14,936	$6,837
Policy charges and fee income	188,954	76,504	373,118	182,687
Net investment income	94,343	130,693	192,903	276,881
Asset administration fees and other income	69,990	43,183	139,079	78,686
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(13,087)	(6,419)	(24,414)	(21,759)
Other-than-temporary impairments on fixed maturity securities transferred to Other Comprehensive Income	11,654	3,596	22,325	15,529
Other realized investment gains (losses), net	59,775	24,429	53,574	40,366

Total realized investment gains (losses), net	58,342	21,606	51,485	34,136

Total revenues	$419,159	$275,715	$771,521	$579,227

BENEFITS AND EXPENSES

Policyholders’ benefits	54,071	(44,016)	52,115	38,166
Interest credited to policyholders’ account balances	234,500	18,181	356,187	278,584
Amortization of deferred policy acquisition costs	349,786	(206,108)	442,015	312,663
General administrative and other expenses	100,200	88,870	213,208	175,751

Total benefits and expenses	$738,557	$(143,073)	$1,063,525	$805,164

Income (loss) from operations before income taxes	$(319,398)	$418,788	$(292,004)	$(225,937)

Income tax (benefit) expense	(127,755)	169,907	(132,408)	(91,876)

NET INCOME (LOSS)	$(191,643)	$248,881	$(159,596)	$(134,061)

Change in net unrealized investment gains (losses), net of taxes (1)	8,781	29,184	53,726	57,654

COMPREHENSIVE INCOME (LOSS)	$(182,862)	$278,065	$(105,870)	$(76,407)

(1)

Amounts are net of tax benefits (expense) of $(4.8) million and $(16.0) million for the three months ended June 30, 2010 and 2009, respectively; and $(29.4) and $(31.6) million for the six months ended June 30, 2010 and 2009, respectively.

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation

Unaudited Interim Statement of Equity

Six Months Ended June 30, 2010 and 2009 (in thousands)

	Common Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total equity

Balance, December 31, 2009	$2,500	$974,921	$798,170	$132,318	$1,907,909
Net loss	—	—	(159,596)	—	(159,596)
Distribution from/(to) parent	—	17,106	—	—	17,106
Other comprehensive income, net of taxes	—	—	—	53,726	53,726

Balance, June 30, 2010	$2,500	$992,027	$638,574	$186,044	$1,819,145

	Common Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total equity

Balance, December 31, 2008	$2,500	$974,921	$729,100	$(5,946)	$1,700,575
Net loss	—	—	(134,061)	—	(134,061)
Impact of adoption of new guidance for other-than-temporary impairments of debt securities, net of taxes	—	—	8,706	(8,706)	—

Distribution from/(to) parent	—	—	(10,258)	—	(10,258)
Other comprehensive income, net of taxes	—	—	—	57,654	57,654

Balance, June 30, 2009	$2,500	$974,921	$593,487	$43,002	$1,613,910

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation

Unaudited Interim Statements of Cash Flows

Six Months Ended June 30, 2010 and 2009 (in thousands)

	Six months ended June 30, 2010	Six months ended June 30, 2009
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net loss	$(159,596)	$(134,061)
Adjustments to reconcile net income to net cash provided by operating activities:
Policy charges and fee income	41,983	57,051
Realized investment (gains) losses, net	(51,485)	(34,136)
Amortization and depreciation	(2,665)	(3,139)
Interest credited to policyholders’ account balances	136,100	174,437
Change in:
Future policy benefit reserves	106,327	19,887
Accrued investment income	3,117	(2,558)
Trading account assets	1,015	(8,097)
Net receivable (payable) to affiliates	58,126	(38,773)
Deferred sales inducements	130,048	18,184
Deferred policy acquisition costs	182,207	88,871
Income taxes payable (receivable)	72,826	(78,888)
Reinsurance recoverable	(105,038)	(45,126)
Other, net	(39,797)	(65,438)

Cash Flows From (Used In) Operating Activities	$373,168	$(51,786)

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Proceeds from the sale/maturity of:
Fixed maturities, available for sale	$670,176	$5,099,594
Equity Securities, available for sale	4,633	11,588
Commercial mortgage and other loans	6,824	75,916
Trading account assets	4,192	4,595
Policy loans	822	44
Other long-term investments	347	326
Short-term investments	2,936,759	3,166,498
Payments for the purchase/origination of:
Fixed maturities, available for sale	(530,631)	(3,067,469)
Equity Securities, available for sale	(5,000)	(17,500)
Commercial mortgage and other loans	—	(447)
Trading account assets	(2,475)	(22,656)
Policy loans	(333)	(207)
Other long-term investments	(29,405)	(542)
Short-term investments	(2,724,392)	(3,373,654)
Notes receivable from parent and affiliates, net	17,143	—

Cash Flows From Investing Activities	$348,660	$1,876,086

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Capital contribution from (to) Parent	$17,106	$(10,258)
Decrease in future fees payable to PAI, net	—	(691)
Cash collateral for loaned securities	(123,809)	143,329
Securities sold under agreement to repurchase	(602)	—
Repayments of debt (maturities longer than 90 days)	—	(4,547)
Net increase (decrease) in short-term borrowing	(26,585)	(175,511)
Drafts outstanding	22,045	49,611
Policyholders’ account balances
Deposits	1,865,603	2,102,145
Withdrawals	(2,435,871)	(3,902,614)

Cash Flows Used in Financing Activities	$(682,113)	$(1,798,536)

Net increase in cash and cash equivalents	39,715	25,764
Cash and cash equivalents, beginning of period	71,548	26,549

CASH AND CASH EQUIVALENTS, END OF PERIOD	$111,263	$52,313

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

The Company develops long-term savings and retirement products, which are distributed through its affiliated broker/dealer company, Prudential Annuities Distributors, Incorporated (“PAD”), formerly known as American Skandia Marketing, Inc., which is a wholly owned subsidiary of PAI. The Company currently issues variable and fixed deferred and immediate annuities for individuals and groups in the United States of America.

The Company is engaged in a business that is highly competitive because of the large number of stock and mutual life insurance companies and other entities engaged in marketing insurance products, and individual and group annuities.

Beginning in March 2010, with very limited exceptions, the Company has ceased offering its existing variable annuity products (and where offered, the companion market value adjustment option) to new investors upon the launch of a new product in each of Pruco Life Insurance Company and Pruco Life Insurance Company of New Jersey (which are affiliates of the Company within the Prudential Annuities business unit of Prudential Financial). In general, the new product line offers the same optional living benefits and optional death benefits as offered by the Company’s existing variable annuities. However, subject to applicable contractual provisions and administrative rules, the Company will continue to accept purchase payments on inforce contracts under existing annuity products. These initiatives are being implemented to create operational and administrative efficiencies by offering a single product line of annuity products from a more limited group of legal entities. In addition, by limiting its variable annuity offerings to a single product line sold through one insurer (and its affiliate, for New York sales), the Prudential Annuities business unit of Prudential Financial expects to convey a more focused, cohesive image in the marketplace.

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

Fixed maturities are comprised of bonds, notes and redeemable preferred stock. Fixed maturities classified as “available for sale” are carried at fair value. See Note 7 for additional information regarding the determination of fair value. The amortized cost of fixed maturities is adjusted for amortization of premiums and accretion of discounts to maturity. Interest income, as well as the related amortization of premium and accretion of discount is included in “Net investment income” under the effective yield method. For mortgage-backed and asset-backed securities, the effective yield is based on estimated cash flows, including prepayment assumptions based on data from widely accepted third-party data sources or internal estimates. In addition to prepayment assumptions, cash flow estimates vary based on assumptions regarding the underlying collateral including default rates and changes in value. These assumptions can significantly impact income recognition and the amount of other-than-temporary impairments recognized in earnings and other comprehensive income. For high credit quality mortgage-backed and asset-backed securities (those rated AA or above), cash flows are provided quarterly, and the amortized cost and effective yield of the security are adjusted as necessary to reflect historical prepayment experience and changes in estimated future prepayments. The adjustments to amortized cost are recorded as a charge or credit to net investment income in accordance with the retrospective method. For asset-backed and mortgage-backed securities rated below AA, the effective yield is adjusted prospectively for any changes in estimated cash flows. See the discussion below on realized investment gains and losses for a description of the accounting for impairments as well as the impact of the Company’s adoption on January 1, 2009 of new authoritative guidance for the recognition and presentation of other-than-temporary impairments for debt securities. Unrealized gains and losses on fixed maturities classified as “available for sale,” net of tax, and the effect on deferred policy acquisition costs, valuation of business acquired, deferred sales inducements and policyholders’ dividends that would result from the realization of unrealized gains and losses, are included in “Accumulated other comprehensive income (loss).”

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

The Company’s available for sale securities with unrealized losses are reviewed quarterly to identify other-than-temporary impairments in value. In evaluating whether a decline in value is other-than-temporary, the Company considers several factors including, but not limited to the following: (1) the extent and the duration of the decline; (2) the reasons for the decline in value (credit event, currency or interest-rate related, including general credit spread widening); and (3) the financial condition of and near-term prospects of the issuer. With regard to available-for-sale equity securities, the Company also considers the ability and intent to hold the investment for a period of time to allow for a recovery of value. When it is determined that a decline in value of an equity security is other-than-temporary, the carrying value of the equity security is reduced to its fair value, with a corresponding charge to earnings.

In addition, in April 2009, the Financial Accounting Standards Board (FASB) revised the authoritative guidance for the recognition and presentation of other-than-temporary impairments for debt securities. The Company early adopted this guidance on January 1, 2009. Prior to the adoption of this guidance the Company was required to record an other-than-temporary impairment for a debt security unless it could assert that it had both the intent and ability to hold the security for a period of time sufficient to allow for a recovery in its fair value to its amortized cost basis. This revised guidance indicates that an other-than-temporary impairment must be recognized in earnings for a debt security in an unrealized loss position when an entity either (a) has the intent to sell the debt security or (b) more likely than not will be

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

3. ACCOUNTING POLICIES AND ACCOUNTING PRONOUNCEMENTS (continued)

required to sell the debt security before its anticipated recovery. For all debt securities in unrealized loss positions that do not meet either of these two criteria, the guidance requires that the Company analyze its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the debt security prior to impairment. The Company may use the estimated fair value of collateral as a proxy for the net present value if it believes that the security is dependent on the liquidation of collateral for recovery of its investment. If the net present value is less than the amortized cost of the investment, the difference is recorded as an other-than-temporary impairment. In addition to the above mentioned circumstances, the Company also recognizes an other-than-temporary impairment in earnings when a foreign currency denominated security in an unrealized loss position approaches maturity.

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

For debt securities, the split between the amount of an other-than-temporary impairment recognized in other comprehensive income and the net amount recognized in earnings is driven principally by assumptions regarding the amount and timing of projected cash flows. For mortgage-backed and asset-backed securities, cash flow estimates consider the payment terms of the underlying assets backing a particular security, including prepayment assumptions, and are based on data from widely accepted third-party data sources or internal estimates. In addition to prepayment assumptions, cash flow estimates include assumptions regarding the underlying collateral including default rates and recoveries which vary based on the asset type and geographic location, as well as the vintage year of the security. For structured securities, the payment priority within the tranche structure is also considered. For all other debt securities, cash flow estimates are driven by assumptions regarding probability of default and estimates regarding timing and amount of recoveries associated with a default. The Company has developed these estimates using information based on its historical experience as well as using market observable data, such as industry analyst reports and forecasts, sector credit ratings and other data relevant to the collectability of a security, such as the general payment terms of the security and the security’s position within the capital structure of the issuer.

The new cost basis of an impaired security is not adjusted for subsequent increases in estimated fair value. In periods subsequent to the recognition of an other-than-temporary impairment, the impaired security is accounted for as if it had been purchased on the measurement date of the impairment. For debt securities, the discount (or reduced premium) based on the new cost basis may be accreted into net investment income in future periods, including increases in cash flow on a prospective basis.

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

When hedge accounting is discontinued because it is probable that the forecasted transaction will not occur by the end of the specified time period, the derivative will continue to be carried on the balance sheet at its fair value, with changes in fair value recognized currently in “Realized investment gains (losses), net.” Gains and losses that were in “Accumulated other comprehensive income (loss)” pursuant to the hedge of a forecasted transaction are recognized immediately in “Realized investment gains (losses), net.”

If a derivative does not qualify for hedge accounting, all changes in its fair value, including net receipts and payments, are included in “Realized investment gains (losses), net” without considering changes in the fair value of the economically associated assets or liabilities.

The Company is a party to financial instruments that contain derivative instruments that are “embedded” in the financial instruments, the identification of which involves judgment. At inception, the Company assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the financial instrument (i.e., the host contract) and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and changes in its fair value are included in “Realized investment gains (losses), net.” For certain financial instruments that contain an embedded derivative that otherwise would need to be bifurcated and reported at fair value, the Company may elect to classify the entire instrument as a trading account asset and report it within “Trading account assets,” at fair value. The Company has sold and in certain limited instances continues to sell variable annuity products, which may include guaranteed benefit features that are accounted for as embedded derivatives. The Company has entered into reinsurance agreements to transfer the risk related to the embedded derivatives contained in certain insurance product to affiliates. These reinsurance agreements are derivatives and have been accounted in the same manner as the embedded derivative.

Adoption of New Accounting Pronouncements

In January 2010, the FASB issued updated guidance that requires new fair value disclosures about significant transfers between Level 1 and 2 measurement categories and separate presentation of purchases, sales, issuances, and settlements within the roll forward of Level 3 activity. Also, this updated fair value guidance clarifies the disclosure requirements about level of disaggregation and valuation techniques and inputs. This new guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of Level 3 activity, which are effective for interim and annual reporting periods beginning after December 15, 2010. The Company adopted the effective portions of this guidance on January 1, 2010. The required disclosures are provided in Note 7 and Note 8.

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

Future Adoption of New Accounting Pronouncements

In July 2010, the FASB issued updated guidance that requires enhanced disclosures related to the allowance for credit losses and the credit quality of a company’s financing receivable portfolio. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company is currently assessing the impact of this guidance on the Company’s financial statement disclosures.

In April 2010, the FASB issued guidance that amends the accounting for modification of loans that are part of a pool accounted for as a single asset. Under this guidance, modification of loans accounted for within a pool under provisions for loans acquired with deteriorated credit quality, does not result in removal of such loans from the pool even if the modification would otherwise be considered a troubled debt restructuring. An entity must continue to consider whether the pool of assets in which the modified loan is included is impaired if expected cash flows for the pool change. This guidance does not affect the accounting for loans acquired with deteriorated credit quality that are not accounted for within a pool. Loans accounted for individually that were acquired with deteriorated credit quality continue to be subject to the accounting provisions for troubled debt restructuring by creditors. This amended guidance is effective for modifications of loans accounted for within a pool that occur in the first interim or annual reporting period ending on or after July 15, 2010. The amended guidance is to be applied prospectively, with early application permitted. The Company’s adoption of this guidance effective July 1, 2010, is not expected to have a material effect on the Company’s financial position, results of operations, and financial statement disclosures.

In April 2010, the FASB issued guidance clarifying that an insurance entity should not consider any separate account interests in an investment held for the benefit of policyholders to be the insurer’s interests, and should not combine those interests with its general account interest in the same investment when assessing the investment for consolidation, unless the separate account interests are held for a related party policyholder, whereby consolidation of such interests must be considered under applicable variable interest guidance. This guidance is effective for interim and annual reporting periods beginning after December 15, 2010 and retrospectively to all prior periods upon the date of adoption, with early adoption permitted. The Company’s adoption of this guidance effective January 1, 2011 is not expected to have a material effect on the Company’s financial position, results of operations, and financial statement disclosures.

In March 2010, the FASB issued updated guidance that amends and clarifies the accounting for credit derivatives embedded in interests in securitized financial assets. This new guidance eliminates the scope exception for embedded credit derivatives (except for those that are created solely by subordination) and provides new guidance on how the evaluation of embedded credit derivatives is to be performed. This new guidance is effective for the first interim reporting period beginning after June 15, 2010, with early adoption permitted. The Company’s adoption of this guidance effective with the interim reporting period ending September 30, 2010 is not expected to have a material effect on the Company’s financial position, results of operations, and financial statement disclosures.

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

During the third quarter of 2004, the Company identified a system-generated calculation error in its annuity contract administration system that existed prior to the Acquisition. This error related to the calculation of amounts due to customers for certain transactions subject to a market value adjustment upon the surrender or transfer of monies out of their annuity contract’s fixed allocation options. The error resulted in an underpayment to policyholders, as well as additional anticipated costs to the Company associated with remediation, breakage and other losses. The Company’s consultants have developed the systems functionality to compute remediation amounts and are in the process of running the computations on affected contracts. The Company contacted state insurance regulators and commenced Phase I of its outreach to customers on November 12, 2007. Phase II commenced on June 6, 2008. Phase III commenced December 5, 2008. Phase IV commenced June 12, 2009. Phase V commenced July 9, 2010. Remaining contracts will require manual calculations and we expect these to be remediated by end of year. Prudential Financial previously advised Skandia that a portion of the remediation and related administrative costs are subject to the indemnification provisions of the Acquisition Agreement. The Company resolved its indemnification claims with Skandia.

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

The Company is charged for its share of employee benefits expenses. These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Some of these benefits are based on earnings and length of service. Other benefits are based on an account balance, which takes into consideration age, service and earnings during career. The Company’s share of net expense for the pension plans was $1.4 million and $1.4 million for the three months ended June 30, 2010 and 2009, respectively and $2.7 million and $2.7 million for the six months ended June 30, 2010 and 2009, respectively.

Prudential Insurance sponsors voluntary savings plans for the Company’s employees (“401(k) plans”). The 401(k) plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The expense charged to the Company for the matching contribution to the 401(k) plans was $0.7 million and $0.8 million for the three months ended June 30, 2010 and 2009, respectively and $1.3 million and $1.5 million for the six months ended June 30, 2010 and 2009, respectively.

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

On May 1, 2004, the Company entered into a $500 million credit facility agreement with Prudential Funding, LLC, as the lender. During 2009, the credit facility agreement was increased to $900 million. As of June 30, 2010 and December 31, 2009, $28.0 million and $54.6 million, respectively, was outstanding under this credit facility.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

5. RELATED PARTY TRANSACTIONS (continued)

Reinsurance Agreements

The Company uses reinsurance as part of its risk management and capital management strategies for certain of its optional living benefit features.

During 2009, the Company entered into two reinsurance agreements with an affiliate as part of its risk management and capital management strategies. Effective August 24, 2009, the Company entered into a coinsurance agreement with Pruco Reinsurance, Ltd (“Pruco Re”) providing for the 100% reinsurance of its Highest Daily Lifetime 6 Plus (“HD6 Plus”) and Spousal Highest Daily Lifetime 6 Plus (“SHD6 Plus”) benefit features sold on certain of its annuities. Fees ceded on this agreement, included in “Realized investments (losses) gains, net” on the financial statements, were $11.1 million and $16.2 million for the three and six months ended June 30, 2010. Effective June 30, 2009, the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Highest Daily Lifetime 7 Plus (“HD7 Plus”) and Spousal Highest Daily Lifetime 7 Plus (“SHD7 Plus”) benefit features sold on certain of its annuities. Fees ceded on this agreement, included in “Realized investments (losses) gains, net" on the financial statements, were $16.6 million and $1.0 for the three months ended June 30, 2010 and 2009, respectively; and $32.4 million and $1.0 million for the six months ended June 30, 2010 and 2009 respectively.

During 2008, the Company entered into three reinsurance agreements with an affiliate as part of its risk management and capital management strategies. Effective January 28, 2008, the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Highest Daily Lifetime Seven (“HD7”) and Spousal Highest Daily Lifetime Seven (“SHD7”) benefit features sold on certain of its annuities. Fees ceded on this agreement, included in “Realized investments (losses) gains, net” on the financial statements, were $9.2 million and $8.3 million for the three months ended June 30, 2010 and 2009, respectively; and $18.3 million and $15.3 million for the six months ended June 30, 2010 and 2009 respectively. Effective January 28, 2008, the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Guaranteed Return Option Plus (“GRO Plus”) benefit feature sold on certain of its annuities. This agreement was amended effective January 1, 2010 to include a form of the GRO Plus benefit feature (“GRO Plus II”) on business issued after November 16, 2009. Fees ceded on this agreement, included in “Realized investments (losses) gains, net” on the financial statements, were $3.0 million and $641 thousand for the three months ended June 30, 2010 and 2009, respectively; and $6.0 million and $1.0 million for the six months ended June 30, 2010 and 2009 respectively. Effective January 28, 2008 the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Highest Daily Guaranteed Return Option (“HD GRO”) benefit feature sold on certain of its annuities. This agreement was amended effective January 1, 2010 to include a form of the HD GRO benefit feature (“HD GRO II”) on business issued after November 16, 2009. Fees ceded on this agreement, included in “Realized investments (losses) gains. net” on the financial statements, were $1.3 million and $483 thousand for the three months ended June 30, 2010 and 2009, respectively; and $2.4 million and $873 thousand for the six months ended June 30, 2010 and 2009 respectively.

During 2007, the Company amended the reinsurance agreements it entered into in 2005 covering its Lifetime Five benefit (“LT5”). The coinsurance agreement entered into with Prudential Insurance in 2005 provided for the 100% reinsurance of its LT5 feature sold on business prior to May 6, 2005. This agreement was recaptured effective August 1, 2007. Effective July 1, 2005, the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its LT5 feature sold on business after May 5, 2005 as well as for riders issued on or after March 15, 2005 forward on business in-force before March 15, 2005. This agreement was amended effective August 1, 2007 to include the reinsurance of business sold prior to May 6, 2005 that was previously reinsured to Prudential Insurance. Fees ceded under these agreements, included in “Realized investments (losses) gains, net” on the financial statements, were $8.9 million and $7.9 million for the three months ended June 30, 2010 and 2009, respectively; and $17.9 million and $15.3 million for the six months ended June 30, 2010 and 2009 respectively.

During 2006, the Company entered into two reinsurance agreements with Pruco Re as part of its risk management and capital management strategies. Effective November 20, 2006, the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Highest Daily Lifetime Five benefit (“HDLT5”) feature. Fees ceded on this agreement, included in “Realized investments (losses) gains, net” on the financial statements, were $3.5 million and $3.7 million for the three months ended June 30, 2010 and 2009, respectively; and $7.2 million and $7.4 million for the six months ended June 30, 2010 and 2009 respectively. Effective March 20, 2006, the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Spousal Lifetime Five benefit (“SLT5”) feature. Fees ceded on this agreement, included in “Realized Investments (losses) gains, net” on the financial statements, were $2.7 million and $2.3 million for the three months ended June 30, 2010 and 2009, respectively; and $5.4 million and $4.5 million for the six months ended June 30, 2010 and 2009 respectively.

During 2004, the Company entered into two reinsurance agreements with affiliates as part of our risk management and capital management strategies. We entered into a 100% coinsurance agreement with Prudential Insurance providing for the reinsurance of its GMWB. Fees ceded on this agreement, included in “Realized investments (losses) gains, net” on the financial statements, were $563 thousand, and $551 thousand for the three months ended June 30, 2010 and 2009, respectively; and $1.1 million and $1.1 million for the six months ended

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

5. RELATED PARTY TRANSACTIONS (continued)

June 30, 2010 and 2009, respectively. The Company also entered into a 100% coinsurance agreement with Pruco Re providing for the reinsurance of its guaranteed return option (“GRO”). In prior years, the Company entered into reinsurance agreements to provide additional capacity for growth in supporting the cash flow strain from the Company’s variable annuity and variable life insurance business. Fees ceded on this agreement, included in “Realized investments (losses) gains, net” on the financial statements, were $1.1 million and $870 thousand for the three months ended June 30, 2010 and 2009, respectively; and $2.7 million and $1.3 million for the six months ended June 30, 2010 and 2009 respectively.

Affiliated Asset Administration Fee Income

In accordance with an agreement with AST Investment Services, Inc., formerly known as American Skandia Investment Services, Inc, the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust, formerly known as American Skandia Trust. Income received from AST Investment Services, Inc. related to this agreement was $59.1 million and $30.8 million, for the three months ended June 30, 2010 and 2009, respectively; and $115.1 million and $55.6 million for the six months ended June 30, 2010 and 2009 respectively. These revenues are recorded as “Asset administration fees” in the Unaudited Interim Statements of Operations and Comprehensive Income.

Derivative Trades

In the ordinary course of business, the Company enters into over-the-counter (“OTC”) derivative contracts with an affiliate, Prudential Global Funding, LLC. For these OTC derivative contracts, Prudential Global Funding, LLC has a substantially equal and offsetting position with an external counterparty.

Sale of Fixed Maturities to an Affiliate

In March 2010, the Company sold fixed maturity securities to Prudential Insurance. These securities were recorded at an amortized cost of $222.4 million and a fair value of $239.5 million. The net difference between historic amortized cost and the fair value was $17.1 million and was recorded as a capital contribution on the Company’s financial statements.

6. INVESTMENTS

Fixed Maturities and Equity Securities

The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) as of the dates indicated:

	June 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary impairments in AOCI (3)
	(in thousands)
Fixed maturities, available for sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$311,406	$6,190	$—	$317,596	$—
Obligations of U.S. states and their political subdivisions	69,843	8,053	—	77,896	—
Foreign government bonds	123,725	15,493	—	139,218	—
Corporate securities	4,244,680	513,937	2,303	4,756,314	(236)
Asset-backed securities (1)	180,318	16,239	12,518	184,039	(13,480)
Commercial mortgage-backed securities	523,604	35,838	1,393	558,049	—
Residential mortgage-backed securities (2)	484,328	33,835	42	518,121	(80)

Total fixed maturities, available for sale	$5,937,904	$629,585	$16,256	$6,551,233	$(13,796)

Equity securities, available for sale	$17,086	$2,735	$198	$19,623	$—

(1)	Includes credit tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(3)

Represents the amount of other-than-temporary impairment losses in “Accumulated other comprehensive income (loss),” or “AOCI,” which were not included in earnings. Amount excludes $2.8 million of net unrealized gains on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

6. INVESTMENTS (continued)

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary impairments in AOCI (3)
	(in thousands)
Fixed maturities, available for sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$271,796	$647	$9,964	$262,479	$—
Obligations of U.S. states and their political subdivisions	68,764	5,352	—	74,116	—
Foreign government bonds	124,134	10,866	—	135,000	—
Corporate securities	4,466,408	395,682	6,788	4,855,302	(236)
Asset-backed securities (1)	206,996	17,245	10,402	213,839	(14,452)
Commercial mortgage-backed securities	541,409	15,102	7,929	548,582	—
Residential mortgage-backed securities (2)	377,453	27,193	77	404,569	(88)

Total fixed maturities, available for sale	$6,056,960	$472,087	$35,160	$6,493,887	$(14,776)

Equity securities, available for sale	$17,085	$1,997	$470	$18,612	$—

(1)	Includes credit tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(3)

Represents the amount of other-than-temporary impairment losses in “Accumulated other comprehensive income (loss),” or “AOCI,” which were not included in earnings. Amount excludes $6.2 million of net unrealized gains on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

The amortized cost and fair value of fixed maturities by contractual maturities at June 30, 2010 are as follows:

	Available for sale
	Amortized Cost	Fair value
	(in thousands)
Due in one year or less	$297,915	$308,540
Due after one year through five years	2,921,203	3,230,005
Due after five years through ten years	1,037,733	1,174,712
Due after ten years	492,803	577,767
Asset backed securities	180,318	184,039
Commercial mortgage backed securities	523,604	558,049
Residential mortgage-backed securities	484,328	518,121

Total	$5,937,904	$6,551,233

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

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

6. INVESTMENTS (continued)

The following table depicts the sources of fixed maturity proceeds and related gross investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Fixed maturities, available for sale:
Proceeds from sales	$479,170	$3,192,876	$320,489	$4,805,802
Proceeds from maturities/repayments	135,470	217,781	210,942	443,996
Gross investment gains from sales, prepayments and maturities	7,231	93,746	8,441	142,078
Gross investment losses from sales and maturities	(830)	(1,172)	(1,423)	(1,206)

Fixed maturity and equity security impairments:
Net writedowns for other-than-temporary impairment losses on fixed maturities recognized in earnings(1)	$(1,433)	$(2,823)	$(2,089)	$(6,230)
Writedowns for impairments on equity securities	$—	$(533)	$—	$(1,844)

(1)

Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

As discussed in Note 3, a portion of certain other-than-temporary impairment, (“OTTI”) losses on fixed maturity securities are recognized in “Other comprehensive income (loss),” (“OCI”). For these securities the net amount recognized in earnings (“credit loss impairments”) represents the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. Any remaining difference between the fair value and amortized cost is recognized in OCI. The following table sets forth the amount of pretax credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts.

Credit losses recognized in earnings on fixed maturity securities held by the Company for which a portion of the OTTI loss was recognized in OCI	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
	(in thousands)
Balance, beginning of period	$13,562	$13,038
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(249)	(618)
Credit loss impairments previously recognized on securities impaired to fair value during the period (1)	—	—
Credit loss impairment recognized in the current period on securities not previously impaired	—	—
Additional credit loss impairments recognized in the current period on securities previously impaired	640	1,296
Increases due to the passage of time on previously recorded credit losses	120	365
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(162)	(170)

Balance, June 30, 2010	$13,911	$13,911

(1)

Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

Credit losses recognized in earnings on fixed maturity securities held by the Company for which a portion of the OTTI loss was recognized in OCI	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
	(in thousands)
Balance, beginning of period	$9,749	$—
Credit losses remaining in retained earnings related to adoption of new authoritative guidance on January 1, 2009	—	6,397
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(161)	(161)
Credit loss impairments previously recognized on securities impaired to fair value during the period (1)	—	—
Credit loss impairment recognized in the current period on securities not previously impaired	544	1,638
Additional credit loss impairments recognized in the current period on securities previously impaired	50	2,363
Increases due to the passage of time on previously recorded credit losses	263	263
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	—	(55)

Balance, June 30, 2009	$10,445	$10,445

(1)

Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

6. INVESTMENTS (continued)

Trading Account Assets

The following table sets forth the composition of the Company’s trading account assets as of the dates indicated:

	June 30, 2010		December 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)		(in thousands)
Fixed maturities:
Asset-backed securities	$64,767	$70,813	$63,410	$70,198

Total fixed maturities	64,767	70,813	63,410	70,198
Equity securities	8,098	7,704	9,603	9,694

Total trading account assets	$72,865	$78,517	$73,013	$79,892

The net change in unrealized gains (losses) from trading account assets still held at period end, recorded within “Asset administration fees and other income” was $0.8 million and $5.7 million during the three months ended June 30, 2010 and 2009, respectively, and $1.1 million and $8.8 million during the six months ended June 30, 2010 and 2009, respectively.

Net Investment Income

Net investment income for the three and six months ended June 30, 2010 and 2009 was from the following sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Fixed maturities, available for sale	$89,246	$127,790	$181,353	$268,455
Equity securities, available for sale	206	217	411	434
Policy loans	(539)	193	(429)	315
Short-term investments and cash equivalents	385	748	764	1,904
Other long-term investments	(5)	57	383	85
Trading account assets	822	970	1,628	1,867
Commercial mortgage and other loans	6,322	3,528	13,027	9,595

Gross investment income	96,437	133,503	197,137	282,655
Less investment expenses	(2,094)	(2,810)	(4,234)	(5,774)

Net investment income	$94,343	$130,693	$192,903	$276,881

Realized Investment Gains (Losses), Net

Realized investment gains (losses), net, for the three and six months ended June 30, 2010 and 2009 were from the following sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Fixed maturities	$4,968	$89,751	$4,930	$134,643
Equity securities	—	1,054	(368)	(257)
Derivatives	53,586	(66,606)	46,886	(93,557)
Commercial mortgage and other loans	(232)	(2,657)	2	(6,812)
Other	20	64	35	119

Realized investment gains (losses), net	$58,342	$21,606	$51,485	$34,136

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

6. INVESTMENTS (continued)

Net Unrealized Investment Gains (Losses)

Net unrealized investment gains and losses on securities classified as “available for sale” and certain other long-term investments and other assets are included in the Statements of Financial Position as a component of “Accumulated other comprehensive income (loss),” or “AOCI.” Changes in these amounts include reclassification adjustments to exclude from OCI those items that are included as part of “Net income” for a period that had been part of OCI in earlier periods. The amounts for the periods indicated below, split between amounts related to fixed maturity securities on which an OTTI loss has been recognized, and all other net unrealized investment gains and losses, are as follows:

Net Unrealized Investment Gains and Losses on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs, Deferred Sales Inducements and Valuation of Business Acquired	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2009	$(8,543)	$4,341	$1,488	$(2,714)
Net investment gains (losses) on investments arising during the period	(4,195)	—	1,485	(2,710)
Reclassification adjustment for (gains) losses included in net income	1,738	—	(615)	1,123
Reclassification adjustment for OTTI losses excluded from net income (1)	(11)	—	4	(7)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs, deferred sales inducements and valuation of business acquired	—	1,666	(590)	1,076
Impact of net unrealized investment (gains) losses on future policy benefits	—	—	—	—
Impact of net unrealized investment (gains) losses on policyholders’ dividends	—	—	—	—

Balance, June 30, 2010	$(11,011)	$6,007	$1,772	$(3,232)

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

6. INVESTMENTS (continued)

All Other Net Unrealized Investment Gains and Losses in AOCI

	Net Unrealized Gains (Losses) on Investments (2)	Deferred Policy Acquisition Costs, Deferred Sales Inducements and Valuation of Business Acquired	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
		(in thousands)
Balance, December 31, 2009	$451,879	$(242,840)	$(74,007)	$135,032
Net investment gains (losses) on investments arising during the period	189,011	—	(66,910)	122,101
Reclassification adjustment for (gains) losses included in net income	(6,301)	—	2,230	(4,071)
Reclassification adjustment for OTTI losses excluded from net income (1)	11	—	(4)	7
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs, deferred sales inducements and valuation of business acquired	—	(98,748)	34,955	(63,793)
Impact of net unrealized investment (gains) losses on future policy benefits	—	—	—	—
Impact of net unrealized investment (gains) losses on policyholders’ dividends	—	—	—	—

Balance, June 30, 2010	$634,600	$(341,588)	$(103,736)	$189,276

(1)	Represents “transfers out” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.
(2)	Includes cash flow hedges. See Note 8 to the Unaudited Interim Financial Statements included herein for additional discussion of our cash flow hedges.

The table below presents net unrealized gains (losses) on investments by asset class as of the dates indicated:

	June 30, 2010	December 31, 2009
	(in thousands)
Fixed maturity securities on which an OTTI loss has been recognized	$(11,011)	$(8,543)
Fixed maturity securities, available for sale – all other	624,340	445,470
Equity securities, available for sale	2,537	1,527
Affiliated Notes	6,172	5,522
Derivatives designated as Cash Flow Hedges (1)	1,551	(640)

Total net unrealized gains (losses) on investments	$623,589	$443,336

(1)	See Note 8 for more information on cash flow hedges.

Duration of Gross Unrealized Loss Positions for Fixed Maturities and Equity Securities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities and equity securities have been in a continuous unrealized loss position, as of the dates indicated:

	June 30, 2010
	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Fixed maturities
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$—	$—	$—	$—	$—
Corporate securities	57,263	1,441	30,928	862	88,191	2,303
Asset-backed securities	4,284	3	38,929	12,515	43,213	12,518
Commercial mortgage-backed securities	—	—	44,019	1,393	44,019	1,393
Residential mortgage-backed securities	—	—	642	42	642	42

Total	$61,547	$1,444	$114,518	$14,812	$176,065	$16,256

Equity securities, available for sale	$2,034	$125	$720	$73	$2,754	$198

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

6. INVESTMENTS (continued)

	December 31, 2009
	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Fixed maturities
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$240,337	$9,911	$1,648	$53	$241,985	$9,964
Corporate securities	101,915	1,727	114,094	5,061	216,009	6,788
Asset-backed securities	9,886	4,979	37,384	5,423	47,270	10,402
Commercial mortgage-backed securities	5,104	25	128,593	7,904	133,697	7,929
Residential mortgage-backed securities	646	77	—	—	646	77

Total	$357,888	$16,719	$281,719	$18,441	$639,607	$35,160

Equity securities, available for sale	$5,090	$375	$698	$95	$5,788	$470

The gross unrealized losses, related to fixed maturities at June 30, 2010 and December 31, 2009 are composed of $10.5 million and $30.6 million related to high or highest quality securities based on NAIC or equivalent rating and $5.8 million and $4.5 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. At June 30, 2010, $11.2 million of the gross unrealized losses represented declines in value of greater than 20%, $7.1 million of which had been in that position for less than six months, as compared to $7.3 million at December 31, 2009 that represented declines in value of greater than 20%, $0.4 million of which had been in that position for less than six months. At June 30, 2010, the $14.8 million of gross unrealized losses of twelve months or more were concentrated in asset backed securities and commercial mortgage-backed securities. At December 31, 2009, the $18.4 million of gross unrealized losses of twelve months or more were concentrated in asset backed securities, and in the manufacturing and finance sectors of the Company’s corporate securities. In accordance with its policy described in Note 3, the Company concluded that an adjustment to earnings for other-than-temporary impairments for these securities was not warranted at June 30, 2010 or December 31, 2009. These conclusions are based on a detailed analysis of the underlying credit and cash flows on each security. The gross unrealized losses are primarily attributable to credit spread widening and increased liquidity discounts. At June 30, 2010, the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before the anticipated recovery of its remaining amortized cost basis.

At June 30, 2010 and December 31, 2009, there were no gross unrealized losses, related to equity securities that represented declines of greater than 20%. Perpetual preferred securities have characteristics of both debt and equity securities. Since an impairment model similar to fixed maturity securities is applied to these securities, an other-than-temporary impairment has not been recognized on certain perpetual preferred securities that have been in a continuous unrealized loss position for twelve months or more as of June 30, 2010 and December 31, 2009. In accordance with its policy described in Note 3, the Company concluded that an adjustment for other-than-temporary impairments for these equity securities was not warranted at June 30, 2010 or December 31, 2009.

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

Level 2 – Fair value is based on significant inputs, other than Level 1 inputs, that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability through corroboration with observable market data. Level 2 inputs include quoted market prices in active markets for similar assets and liabilities, quoted market prices in markets that are not

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

7. FAIR VALUE OF ASSETS AND LIABILITIES (continued)

active for identical or similar assets or liabilities and other market observable inputs. The Company’s Level 2 assets and liabilities include: fixed maturities (corporate public and private bonds, most government securities, certain asset- and mortgage-backed securities, etc.), certain equity securities, short-term investments and certain cash equivalents (primarily commercial paper), and certain over-the-counter derivatives. Valuations are generally obtained from third party pricing services for identical or comparable assets or liabilities or through the use of valuation methodologies using observable market inputs. Prices from services are validated through comparison to trade data and internal estimates of current fair value, generally developed using market observable inputs and economic indicators.

Level 3 – Fair value is based on at least one or more significant unobservable inputs for the asset or liability. These inputs reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability. The Company’s Level 3 assets and liabilities primarily include: certain private fixed maturities and equity securities, certain manually priced public equity securities and fixed maturities, certain highly structured over-the-counter derivative contracts, and embedded derivatives resulting from certain products with guaranteed benefits. Prices are determined using valuation methodologies such as option pricing models, discounted cash flow models and other similar techniques. Non-binding broker quotes, which are utilized when pricing service information is not available, are reviewed for reasonableness based on the Company’s understanding of the market, and are generally considered Level 3. Under certain conditions, based on its observations of transactions in active markets, the Company may conclude the prices received from independent third party pricing services or brokers are not reasonable or reflective of market activity. In those instances, the Company may choose to over-ride the third-party pricing information or quotes received and apply internally developed values to the related assets or liabilities. To the extent the internally developed valuations use significant unobservable inputs, they are classified as Level 3. As of June 30, 2010 and December 31, 2009 these over-rides on a net basis were not material.

Inactive Markets – During 2009 and continuing through the first quarter of 2010, the Company observed that the volume and level of activity in the market for asset-backed securities collateralized by sub-prime mortgages remained at historically low levels. This stood in particular contrast to the markets for other structured products with similar cash flow and credit profiles. The Company also observed significant implied relative liquidity risk premiums, yields, and weighting of “worst case” cash flows for asset-backed securities collateralized by sub-prime mortgages in comparison with its own estimates for such securities. In contrast, the liquidity of other spread-based asset classes, such as corporate bonds, high yield and consumer asset-backed securities, such as those collateralized by credit cards or autos, which were previously more correlated with sub-prime securities, improved beginning in the second quarter of 2009. Based on this information, the Company concluded as of June 30, 2009 and continuing through March 31, 2010 that the market for asset-backed securities collateralized by sub-prime mortgages was inactive and also determined the pricing quotes it received were based on limited market transactions, calling into question their representation of observable fair value. As a result, we considered both third-party pricing information and an internally developed price based on a discounted cash flow model in determining the fair value of certain of these securities as of June 30, 2009 through March 31, 2010. Based on the unobservable inputs used in the discounted cash flow model and the limited observable market activity, the Company classified these securities within Level 3 as of June 30, 2009 through March 31, 2010.

In the second quarter of 2010, the Company observed an increasingly active market, as evidence of orderly transactions in asset-backed securities collateralized by sub-prime mortgages became more apparent. Additionally, the valuation based on the pricing the Company received from independent pricing services was not materially different from its internal estimates of current market value for these securities. As a result, where third party pricing information based on observable inputs was used to fair value the security, and based on the assessment that the market has been becoming increasingly active, the Company reported fair values for these asset-backed securities collateralized by sub-prime mortgages in Level 2 beginning with the second quarter of 2010. As of June 30, 2010, the fair value of these securities included in Level 2 was $15.3 million included in Fixed Maturities Available for Sale – Asset-Backed Securities.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

7. FAIR VALUE OF ASSETS AND LIABILITIES (continued)

Asset and Liabilities by Hierarchy Level - The tables below present the balances of assets and liabilities measured at fair value on a recurring basis, as of the dates indicated.

	As of June 30, 2010
	Level 1	Level 2	Level 3	Total
	(in thousands)
Fixed maturities, available for sale:
U.S. government securities	$—	$317,596	$—	$317,596
State and municipal securities	—	77,896	—	77,896
Foreign government securities	—	138,012	1,206	139,218
Corporate Securities	—	4,681,626	74,688	4,756,314
Asset-backed securities	—	156,172	27,867	184,039
Commercial mortgage-backed securities	—	558,049	—	558,049
Residential mortgage-backed securities	—	518,121	—	518,121

Sub-total	$—	$6,447,472	$103,761	$6,551,233
Trading account assets:
Asset backed securities	—	70,813	—	70,813
Equity Securities	7,704	—	—	7,704

Sub-total	$7,704	$70,813	$—	$78,517

Equity securities, available for sale	18,182	1,441	—	19,623
Short term investments	292,984	200,337	—	493,321
Cash equivalents	—	109,788	—	109,788
Other Long Term Investments	—	80,209	—	80,209
Reinsurance Recoverable	—	—	677,171	677,171
Other Assets	—	33,780		33,780

Sub-total excluding separate account assets	$318,870	$6,943,840	$780,932	$8,043,642

Separate account assets (1)	1,151,247	41,547,696	—	42,698,943

Total assets	$1,470,117	$48,491,536	$780,932	$50,742,585

Future policy benefits	—	—	669,596	669,596
Other liabilities	—	—	52	52

Total liabilities	$—	$—	$669,648	$669,648

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

7. FAIR VALUE OF ASSETS AND LIABILITIES (continued)

	As of December 31, 2009(2)
	Level 1	Level 2	Level 3	Total
	(in thousands)
Fixed maturities, available for sale:
U.S. government securities	$—	$262,479	$—	$262,479
State and municipal securities	—	74,116	—	74,116
Foreign government securities	—	133,781	1,219	135,000
Corporate Securities	—	4,791,668	63,634	4,855,302

Asset-backed securities	—	170,045	43,794	213,839
Commercial mortgage-backed securities	—	548,582	—	548,582
Residential mortgage-backed securities	—	404,569	—	404,569

Sub-total	$—	$6,385,240	$108,647	$6,493,887
Trading account assets:
Asset backed securities	$—	$70,198	$—	$70,198
Equity Securities	9,694	—	—	9,694

Sub-total	$9,694	$70,198	$—	$79,892

Equity securities, available for sale	$17,230	$1,382	$—	$18,612
Short term investments	393,163	312,683	—	705,846
Cash equivalents	17	68,581	—	68,598
Reinsurance recoverable	—	—	40,351	40,351
Other Assets	—	33,133	—	33,133

Sub-total excluding separate account assets	$420,104	$6,871,217	$148,998	$7,440,319

Separate account assets (1)	1,008,077	40,440,635	—	41,448,712

Total assets	$1,428,181	$47,311,852	$148,998	$48,889,031

Future policy benefits	$—	$—	$10,874	$10,874
Other liabilities	—	8,384	53	8,437

Total liabilities	$—	$8,384	$10,927	$19,311

(1)

Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts.

(2)	Includes reclassifications to conform to current period presentation.

The methods and assumptions the Company uses to estimate fair value of assets and liabilities measured at fair value on a recurring basis are summarized below. Information regarding Separate Account Assets is excluded as the risk of assets for these categories is ultimately borne by our customers and policyholders.

Fixed Maturity Securities – The fair values of the Company’s public fixed maturity securities are generally based on prices obtained from independent pricing services. Prices from pricing services are sourced from multiple vendors, and a vendor hierarchy is maintained by asset type based on historical pricing experience and vendor expertise. The Company generally receives prices from multiple pricing services for each security, but ultimately uses the price from the pricing service highest in the vendor hierarchy based on the respective asset type. To validate reasonability, prices are reviewed by internal asset managers through comparison with directly observed recent market trades and internal estimates of current fair value, developed using market observable inputs and economic indicators. Consistent with the fair value hierarchy described above, securities with validated quotes from pricing services are generally reflected within Level 2, as they are primarily based on observable pricing for similar assets and/or other market observable inputs. If the pricing information received from third party pricing services is not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process with the pricing service. If the pricing service updates the price to be more consistent in comparison to the presented market observations, the security remains within Level 2.

If the Company ultimately concludes that pricing information received from the independent pricing service is not reflective of market activity, non-binding broker quotes are used, if available. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may over-ride the information from the pricing service or broker with an internally developed valuation. As of June 30, 2010 and December 31, 2009 over-rides on a net basis were not material. Internally developed valuations or non-binding broker quotes are also used to determine fair value in circumstances where vendor pricing is not available. These estimates may use significant unobservable inputs, which reflect our own assumptions about the inputs market participants would use in pricing the asset. Circumstances where observable market data are not available may include events such as market illiquidity and credit events related to the security. Pricing service over-rides, internally developed valuations and non-binding broker quotes are generally included in Level 3 in our fair value hierarchy.

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

Trading Account Assets – Consist primarily of asset-backed and equity securities whose fair values are determined consistent with similar instruments described under “Fixed Maturity Securities” and under “Equity Securities.”

Equity Securities – Consist principally of investments in common and preferred stock of publicly traded companies. The fair values of most publicly traded equity securities are based on quoted market prices in active markets for identical assets and are classified within Level 1 in the fair value hierarchy. The fair values of preferred equity securities are based on prices obtained from independent pricing services and, in order to validate reasonability, are compared with directly observed recent market trades. Accordingly, these securities are generally classified within Level 2 in the fair value hierarchy.

Derivative Instruments – Derivatives are recorded at fair value either as assets, within “Other long-term investments,” or as liabilities, within “Other liabilities,” except for embedded derivatives which are recorded with the associated host contract. The fair values of derivative contracts are determined based on quoted prices in active exchanges or through the use of valuation models. The fair values of derivative contracts can be affected by changes in interest rates, foreign exchange rates, credit spreads, market volatility, expected returns, non-performance risk and liquidity as well as other factors. Liquidity valuation adjustments are made to reflect the cost of exiting significant risk positions, and consider the bid-ask, spread, maturity, complexity, and other specific attributes of the underlying derivative position. Fair values can also be affected by changes in estimates and assumptions including those related to counterparty behavior used in valuation models.

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

To reflect the market’s perception of its non-performance risk, the Company incorporates an additional spread over London Interbank Offered Rate (“LIBOR”) into the discount rate used in determining the fair value of OTC derivative assets and liabilities which are uncollateralized. Most OTC derivative contracts have bid and ask prices that are actively quoted or can be readily obtained from external market data providers. The Company’s policy is to use mid-market pricing in determining its best estimate of fair value.

Level 3 includes OTC derivatives where the bid-ask spreads are generally wider than derivatives classified within Level 2 thus requiring more judgment in estimating the mid-market price of such derivatives. Derivatives classified as Level 3 include first-to-default credit basket swaps and other structured products. These derivatives are valued based upon models with some significant unobservable market inputs or inputs from less actively traded markets. The fair values of first-to-default credit basket swaps are derived from relevant observable inputs such as: individual credit default spreads, interest rates, recovery rates and unobservable model-specific input values such as correlation between different credits within the same basket. Other structured options and derivatives are valued using simulation models such as the Monte Carlo technique. The input values for look-back equity options are derived from observable market indices such as interest rates, dividend yields, equity indices as well as unobservable model-specific input values such as certain volatility parameters. Level 3 methodologies are validated through periodic comparison of the Company’s fair values to broker-dealer values. As of June 30, 2010, there were derivatives with the fair value of $52 thousand classified within Level 3, and all other derivatives were classified within Level 2. See Note 8 for more details on the fair value of derivative instruments by primary underlying.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

7. FAIR VALUE OF ASSETS AND LIABILITIES (continued)

Cash Equivalents and Short-Term Investments – Include money market instruments, commercial paper and other highly liquid debt instruments. Money market instruments are generally valued using unadjusted quoted prices in active markets that are accessible for identical assets and are primarily classified as Level 1. The remaining instruments in the Cash Equivalents and Short-term Investments category are typically not traded in active markets; however, their fair values are based on market observable inputs and, accordingly, these investments have been classified within Level 2 in the fair value hierarchy.

Other Assets – Other assets carried at fair value include affiliated bonds within our legal entity whose fair value are determined consistent with similar securities described above under “Fixed Maturity Securities” managed by affiliated asset managers.

Reinsurance Recoverables – Reinsurance recoverables carried at fair value include the reinsurance of our living benefit guarantees on certain of our variable annuities. These guarantees are considered embedded derivatives and are described below in “Future Policy Benefits”. The reinsurance agreements covering these guarantees are derivatives with fair value determined in the same manner as the embedded derivative guarantee.

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

The Company is also required to incorporate the market perceived risk of it’s own non-performance in the valuation of the embedded derivatives associated with the optional living benefit features. Since insurance liabilities are senior to debt, the Company believes that reflecting the financial strength ratings of the Company in the valuation of the liability appropriately takes into consideration the Company’s own risk of non-performance. The Company incorporates an additional spread over LIBOR into the discount rate used in the valuations of the embedded derivatives associated with its optional living benefit features. The additional spread over LIBOR is determined taking into consideration publicly available information relating to the financial strength of the Company, as indicated by the credit spreads associated with funding agreements issued by an affiliated company. The Company adjusts these credit spreads to remove any liquidity risk premium. The additional spread over LIBOR incorporated into the discount rate as of June 30, 2010 generally ranged from 100 to 200 basis points for the portion of the interest rate curve most relevant to these liabilities.

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

Transfers between Levels 1 and 2 – During the three and six months ended June 30, 2010, there were no material transfers between Level 1 and Level 2.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

7. FAIR VALUE OF ASSETS AND LIABILITIES (continued)

Changes in Level 3 assets and liabilities – The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the three and six months ended June 30, 2010, as well as the portion of gains or losses included in income for the three and six months ended June 30, 2010 attributable to unrealized gains or losses related to those assets and liabilities still held at June 30, 2010.

	Three Months Ended June 30, 2010
	Fixed Maturities, Available For Sale – Corporate Securities	Fixed Maturities, Available For Sale – Foreign Government Bonds	Fixed Maturities, Available For Sale – Asset- Backed Securities	Reinsurance Recoverable (3)
	(in thousands)
Fair value, beginning of period	$64,738	$1,203	$41,014	$(103,450)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	—	—	734,795
Included in other comprehensive income (loss)	3,766	4	—	—
Net investment income	973	(1)	—	—
Purchases, sales, issuances, and settlements	—	—	4,275	45,826
Transfers into Level 3 (1)	5,211	—	—	—
Transfers out of Level 3 (1)	—	—	(17,422)	—

Fair value, end of period	$74,688	$1,206	$27,867	$677,171

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$—	$—	$—	$705,955
Asset administration fees and other income	$—	$—	$—	$—
Included in other comprehensive income (loss)	$3,766	$4	$—	$—

	Three Months Ended June 30, 2010
	Future Policy Benefits	Other Liabilities
	(in thousands)
Fair value, beginning of period	$135,920	$(31)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(757,484)	(21)
Purchases, sales, issuances, and settlements	(48,032)	—
Transfers into Level 3 (1)	—	—
Transfers out of Level 3 (1)	—	—

Fair value, end of period	$(669,596)	$(52)

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$(728,659)	$(20)
Interest credited to policyholders’ account balances	$—	$—
Included in other comprehensive income (loss)	$—	$—

(1)	Transfers into or out of level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(2)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(3)	Reinsurance Recoverable classified as Other Liabilities at March 31, 2010 were reclassified to Other Assets-Reinsurance Recoverable at June 30, 2010 as they were in a net asset position.

Transfers – Transfers out of Level 3 for Fixed Maturities Available for Sale – Asset-Backed Securities includes $17.4 million for the three months ended June 30, 2010 resulting from the Company’s conclusion that the market for asset-backed securities collateralized by sub-prime mortgage has been becoming increasingly active, as evidenced by orderly

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

7. FAIR VALUE OF ASSETS AND LIABILITIES (continued)

transactions. The pricing received from independent pricing services could be validated by the Company, as discussed in detail above. Other transfers out of Level 3 were typically due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company was able to validate. Transfers into Level 3 were primarily the result of unobservable inputs utilized within valuation methodologies and the use of broker quotes (that could not be validated) when previously, information from third party pricing services (that could be validated) was utilized.

	Six Months Ended June 30, 2010
	Fixed Maturities, Available For Sale – Corporate Securities	Fixed Maturities, Available For Sale – Foreign Government Bonds	Fixed Maturities, Available For Sale – Asset- Backed Securities	Reinsurance Recoverable
	(in thousands)
Fair value, beginning of period	$63,634	$1,219	$43,795	$40,351
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	—	(1,247)	548,265
Included in other comprehensive income (loss)	4,046	(12)	(1,215)	—
Net investment income	1,924	(1)	(203)	—
Purchases, sales, issuances, and settlements	(127)	—	4,159	88,555
Transfers into Level 3 (1)	5,211	—	—	—
Transfers out of Level 3 (1)	—	—	(17,422)	—

Fair value, end of period	$74,688	$1,206	$27,867	$677,171

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$—	$—	$(654)	$548,398
Asset administration fees and other income	$—	$—	$—	$—
Included in other comprehensive income (loss)	$4,046	$(12)	$(1,215)	$—

	Six Months Ended June 30, 2010
	Future Policy Benefits	Other Liabilities
	(in thousands)
Fair value, beginning of period	$(10,874)	$(53)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(565,935)	1
Purchases, sales, issuances, and settlements	(92,787)	—
Transfers into Level 3 (1)	—	—
Transfers out of Level 3 (1)	—	—

Fair value, end of period	$(669,596)	$(52)

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$(565,298)	$1
Interest credited to policyholders’ account balances	$—	$—
Included in other comprehensive income (loss)	$—	$—

(1)	Transfers into or out of level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(2)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

Transfers – Transfers out of Level 3 for Fixed Maturities Available for Sale – Asset-Backed Securities includes $17.4 million for the six months ended June 30, 2010 resulting from the Company’s conclusion that the market for asset-backed securities collateralized by sub-prime mortgages has been becoming increasingly active, as evidenced by orderly transactions. The pricing received from independent pricing services could be validated by the Company, as discussed in detail above. Other transfers out of Level 3 were

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

7. FAIR VALUE OF ASSETS AND LIABILITIES (continued)

typically due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company was able to validate. Transfers into Level 3 were primarily the result of unobservable inputs utilized within valuation methodologies and the use of broker quotes (that could not be validated) when previously, information from third party pricing services (that could be validated) was utilized.

The following table provides a summary of the changes in fair value of Level 3 assets and liabilities for the three and six months ended June 30, 2009, as well as the portion of gains or losses included in income for three and six months ended June 30, 2009 attributable to unrealized gains or losses related to those assets and liabilities still held at June 30, 2009.

	Three Months Ended June 30, 2009
	Fixed Maturities, Available For Sale – Foreign Government Bonds	Fixed Maturities, Available For Sale – Corporate Securities	Fixed Maturities, Available For Sale – Asset- Backed Securities	Other Long- Term Investments	Reinsurance Recoverable
	(in thousands)
Fair value, beginning of period	$995	$60,788	$21,772	$(1,769)	$1,168,198
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net:	—	(10)	—	933	(684,187)
Included in other comprehensive income (loss)	149	438	1,666	—	—
Net investment income	—	900	(14)	—	—
Purchases, sales, issuances, and settlements	—	—	—	—	19,988
Transfers into Level 3 (1)	—	4,459	—	—	—
Transfers out of Level 3 (1)	—	—	—	—	—

Fair value, end of period	$1,144	$66,575	$23,424	$(836)	$503,999

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net:	$—	$—	$—	$934	$(638,223)
Asset administration fees and other income	—	—	—	—	—
Included in other comprehensive income (loss)	$149	$438	$1,666	$—	$—

Three Months Ended June 30, 2009
Future Policy Benefits
(in thousands)
Fair value, beginning of period	$(1,165,772)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net:	693,029
Purchases, sales, issuances, and settlements	(20,255)
Transfers into Level 3 (1)	—
Transfers out of Level 3 (1)	—

Fair value, end of period	$(492,998)

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net:	$641,209
Interest credited to policyholders’ account balances	$—
Included in other comprehensive income (loss)	$—

(1)	Transfers into or out of level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(2)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

Transfers – Transfers into level 3 for Fixed Maturities Available for Sale – Corporate securities for the three months ended June 30, 2009 was primarily due to use of unobservable inputs within valuation methodologies when previously, a discounted cash flow model with observable inputs was utilized.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

7. FAIR VALUE OF ASSETS AND LIABILITIES (continued)

	Six Months Ended June 30, 2009
	Fixed Maturities, Available For Sale – Foreign Government Bonds	Fixed Maturities, Available For Sale – Corporate Securities	Fixed Maturities, Available For Sale – Asset- Backed Securities	Other Long- Term Investments	Reinsurance Recoverable
	(in thousands)
Fair value, beginning of period	$977	$68,559	$21,188	$(1,496)	$2,110,146
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net:		(433)		660	(1,641,358)
Included in other comprehensive income (loss)	168	(7,794)	2,264	—	—
Net investment income	(1)	1,784	(28)	—	—
Purchases, sales, issuances, and settlements	—	—	—	—	35,211
Transfers into Level 3 (1)	—	4,459	—	—	—
Transfers out of Level 3 (1)	—	—	—	—	—

Fair value, end of period	$1,144	$66,575	$23,424	$(836)	$503,999

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net:	$—	$433	$—	$660	$(1,602,771)
Asset administration fees and other income	$—	$—	$—	$—	$—
Included in other comprehensive income (loss)	$168	$(7,794)	$2,264	$—	$—

Six Months Ended June 30, 2009
Future Policy Benefits
(in thousands)
Fair value, beginning of period	$(2,111,242)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net:	1,654,021
Purchases, sales, issuances, and settlements	(35,777)
Transfers into Level 3 (1)	—
Transfers into (out of) Level 3 (1)	—

Fair value, end of period	$(492,998)

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net:	$1,614,269
Interest credited to policyholders’ account balances	$—
Included in other comprehensive income (loss)	$—

(1)	Transfers into or out of level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(2)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

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

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

7. FAIR VALUE OF ASSETS AND LIABILITIES (continued)

The following table discloses the Company’s financial instruments where the carrying amounts and fair values may differ:

	June 30, 2010		December 31, 2009
	Carrying value	Fair value	Carrying value	Fair value
	(in thousands)
Assets:
Commercial Mortgage and other Loans	$366,212	$394,886	$373,080	$381,557
Policy loans	$13,020	$16,533	$13,067	$14,796
Liabilities:
Investment Contracts - Policyholders’ Account Balances	$56,421	$56,353	$53,599	$52,960

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

Equity index options are contracts which will settle in cash based on differentials in the underlying indices at the time of exercise and the strike price. The Company uses combinations of purchases and sales of equity index options to hedge the effects of adverse changes in equity indices within a predetermined range. These hedges do not qualify for hedge accounting.

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

The Company has sold and in certain limited instances continues to sell variable annuity products, which may include guaranteed benefit features that are accounted for as embedded derivatives. The Company has entered into reinsurance agreements to transfer the risk related to the embedded derivatives to affiliates. These embedded derivatives are marked to market through “Realized investment gains (losses), net” based on the change in value of the underlying contractual guarantees, which are determined using valuation models. The affiliates maintain a portfolio of derivative instruments that is intended to economically hedge many of the risks related to the above products’ features. The derivatives may include, but are not limited to equity options, total return swaps, interest rate swap options, caps, floors, and other instruments. Also, some variable annuity products’ optional living benefits feature an automatic rebalancing element, also referred as an asset transfer feature, to minimize risks inherent in the Company’s guarantees which reduces the need for hedges.

In the second quarter of 2009, the Company began the expansion of our hedging program to include a portion of the market exposure related to our overall capital position including the impact of certain statutory reserve exposures. These capital hedges primarily consisted of equity-based total return swaps that were designed to partially offset changes in our capital position resulting from market driven changes in certain living and death benefit features of our variable annuity products. During the second quarter of 2010, we terminated the capital hedge program in lieu of a new program managed at the Prudential Financial level that more broadly addresses equity market exposure of the overall statutory capital of Prudential Financial and its subsidiaries, as a whole. A portion of the derivatives related to the new program were purchased by the Company.

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

	June 30, 2010			December 31, 2009
	Notional	Fair Value		Notional	Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	(in thousands)
Qualifying Hedge Relationships
Currency/Interest Rate	33,389	2,015	(395)	5,058	—	(642)

Total Qualifying Hedge Relationships	$33,389	$2,015	$(395)	$5,058	$—	$(642)

Non-qualifying Hedge Relationships
Interest Rate	$1,068,700	$64,864	$(3,929)	$978,700	$28,741	$(18,083)
Currency	—	—	—	—	—	—
Credit	353,350	2,099	(3,192)	358,350	3,428	(3,995)
Currency/Interest Rate	66,964	4,993	(3,687)	78,553	426	(7,784)
Equity	4,019,857	71,909	(54,520)	335,411	4,273	(14,802)

Total Non-qualifying Hedge Relationships	$5,508,871	$143,865	$(65,328)	$1,751,014	$36,868	$(44,664)

Total Derivatives (1)	$5,542,260	$145,880	$(65,723)	$1,756,072	$36,868	$(45,306)

(1)

Excludes embedded derivatives which contain multiple underlyings. The fair value of these embedded derivatives was a liability of $672.6 million as of June 30, 2010 and a liability of $14.0 million as of December 31, 2009, included in “Future policy benefits” and “Fixed maturities available for sale.”

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

The following table provides the financial statement classification and impact of derivatives used in qualifying and non-qualifying hedge relationships, excluding the offset of the hedged item in an effective hedge relationship:

	Three Months ended June 30,
	2010	2009
	(in thousands)
Qualifying Cash Flow Hedges
Currency /Interest Rate
Net Investment Income	$17	$4
Other Income	26	(1)
Accumulated Other Comprehensive Income (Loss)(1)	2,460	(63)

Total Cash Flow Hedges	$2,503	$(60)

Non- qualifying hedges
Realized investment gains (losses), net
Interest Rate	$47,870	$(76,764)
Currency/Interest Rate	6,881	2,361
Credit	(183)	4,343
Equity	34,367	(509)
Embedded Derivatives (Interest/Equity/Credit)	(35,349)	3,963

Total non-qualifying hedges	$53,586	$(66,606)

Total Derivative Impact	$56,089	$(66,666)

(1)	Amounts deferred in Equity

	Six Months ended June 30,
	2010	2009
	(in thousands)
Qualifying Cash Flow Hedges
Currency /Interest Rate
Net Investment Income	$24	$4
Other Income	24	(1)
Accumulated Other Comprehensive Income (Loss)(1)	2,191	(63)

Total Cash Flow Hedges	$2,239	$(60)

Non- qualifying hedges
Realized investment gains (losses), net
Interest Rate	$59,852	$(104,150)
Currency/Interest Rate	7,411	2,387
Credit	(222)	8,316
Equity	18,648	(509)
Embedded Derivatives (Interest/Equity/Credit)	(38,803)	399

Total non-qualifying hedges	$46,886	$(93,557)

Total Derivative Impact	$49,125	$(93,617)

(1)	Amounts deferred in Equity

For the period ending June 30, 2010 the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations and there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

8. DERIVATIVE INSTRUMENTS (continued)

Presented below is a roll forward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in thousands)
Balance, December 31, 2009	$(640)
Net deferred gains on cash flow hedges from January 1 to June 30, 2010	2,167
Amount reclassified into current period earnings	24

Balance, June 30, 2010	$1,551

As of June 30, 2010, the Company does not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 7 years. Income amounts deferred in “Accumulated other comprehensive income (loss)” as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” in the Statements of Equity.

Credit Derivatives Written

The following tables set forth the Company’s exposure from credit derivatives where the Company has written credit protection, excluding embedded derivatives contained in externally-managed investments in European markets, by NAIC rating of the underlying credits as of the dates indicated.

		June 30, 2010
		Single Name		First To Default Basket		Total
NAIC Designation (1)	Rating Agency Equivalent	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
		(in thousands)
1	Aaa, Aa, A	$290,000	$1,631	$1,000	$(6)	$291,000	$1,625
2	Baa	25,000	429	—	—	25,000	429

	Subtotal Investment Grade	$315,000	$2,060	$1,000	$(6)	$316,000	$2,054

3	Ba	$—	$—	$3,500	$(46)	$3,500	$(46)

	Subtotal Below Investment Grade	$—	$—	$3,500	$(46)	$3,500	$(46)

Total		$315,000	$2,060	$4,500	$(52)	$319,500	$2,008

(1)

First-to-default credit swap baskets, which may include credits of varying qualities, are grouped above based on the lowest credit in the basket. However, such basket swaps may entail greater credit risk than the rating level of the lowest credit.

		December 31, 2009
		Single Name		First To Default Basket		Total
NAIC Designation (1)	Rating Agency Equivalent	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
		(in thousands)
1	Aaa, Aa, A	$295,000	$2,868	$1,000	$(4)	$296,000	$2,864
2	Baa	25,000	541	—	—	25,000	541

	Subtotal Investment Grade	$320,000	$3,409	$1,000	$(4)	$321,000	$3,405

3	Ba	$—	$—	$3,500	$(49)	$3,500	$(49)

	Subtotal Below Investment Grade	$—	$—	$3,500	$(49)	$3,500	$(49)

Total		$320,000	$3,409	$4,500	$(53)	$324,500	$3,356

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

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

8. DERIVATIVE INSTRUMENTS (continued)

	June 30, 2010		December 31, 2009
Industry	Notional	Fair Value	Notional	Fair Value
	(in thousands)
Corporate Securities:
Manufacturing	$40,000	$251	$40,000	$395
Services	20,000	67	20,000	130
Energy	20,000	28	20,000	290
Transportation	25,000	176	30,000	270
Retail and Wholesale	20,000	158	20,000	248
Other	190,000	1,380	190,000	2,076
First to Default Baskets(1)	4,500	(52)	4,500	(53)

Total Credit Derivatives	$319,500	$2,008	$324,500	$3,356

(1)	Credit default baskets may include various industry categories.

The Company writes credit derivatives under which the Company is obligated to pay a related party counterparty the referenced amount of the contract and receive in return the defaulted security or similar security. The Company’s maximum amount at risk under these credit derivatives, assuming the value of the underlying referenced securities become worthless, is $319.5 million notional of credit default swap (“CDS”) selling protection at June 30, 2010. These credit derivatives generally have maturities of five years or less.

The Company holds certain externally-managed investments in the European market which contain embedded derivatives whose fair value are primarily driven by changes in credit spreads. These investments are medium term notes that are collateralized by investment portfolios primarily consisting of investment grade European fixed income securities, including corporate bonds and asset-backed securities, and derivatives, as well as varying degrees of leverage. The notes have a stated coupon and provide a return based on the performance of the underlying portfolios and the level of leverage. The Company invests in these notes to earn a coupon through maturity, consistent with its investment purpose for other debt securities. The notes are accounted for under U.S. GAAP as available for sale fixed maturity securities with bifurcated embedded derivatives (total return swaps). Changes in the value of the fixed maturity securities are reported in Stockholders’ Equity under the heading “Accumulated Other Comprehensive Income” and changes in the market value of the embedded total return swaps are included in current period earnings in “Realized investment gains (losses), net.” The Company’s maximum exposure to loss from these investments was $7.0 million and $7.0 million at June 30, 2010 and December 31, 2009, respectively.

In addition to selling credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of June 30, 2010 the Company had $33.8 million of outstanding notional amounts reported at fair value as an asset of $3.1 million.

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

The Company has credit risk exposure to an affiliate, Prudential Global Funding, LLC related to its over-the-counter derivative transactions. Prudential Global Funding, LLC manages credit risk with external counterparties by entering into derivative transactions with highly rated major international financial institutions and other creditworthy counterparties, and by obtaining collateral where appropriate, see Note 5.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Prudential Annuities Life Assurance Corporation (“PALAC” or the “Company”), formerly known as American Skandia Life Assurance Corporation, as of June 30, 2010 compared with December 31, 2009, and its results of operations for the three and six months ended June 30, 2010 and 2009. You should read the following analysis of our financial condition and results of operations in conjunction with the audited Financial Statements, and the “Risk Factors” section included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, and “Risk Factors”, the statements under “Forward Looking Statements”, and the Unaudited Interim Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

General

The Company was established in 1988 and has been a significant provider of variable annuity contracts for the individual market in the United States. The Company’s products have been sold primarily to individuals to provide for long-term savings and retirement needs and to address the economic impact of premature death, estate planning concerns and supplemental retirement income. The investment performance of the registered investment companies supporting the variable annuity contracts, which is principally correlated to equity market performance, can significantly impact the market for the Company’s products.

Products

The Company has sold and, as discussed below, in certain limited instances continues to sell a wide array of annuities, including deferred and immediate variable annuities that are registered with the United States Securities and Exchange Commission (the “SEC”), which may include (1) fixed interest rate allocation options, subject to a market value adjustment, and registered with the SEC, and (2) fixed rate allocation options not subject to a market value adjustment and not registered with the SEC. In addition, the Company has a relatively small in force block of variable life insurance policies, but it no longer actively sells such policies.

Beginning in March 2010, with very limited exceptions, the Company has ceased offering its existing variable annuity products (and where offered, the companion market value adjustment option) to new investors upon the launch of a new product in each of Pruco Life Insurance Company and Pruco Life Insurance Company of New Jersey (which are affiliates of the Company within Prudential Financial, Inc.’s (“Prudential Financial”) Annuities business unit). In general, the new product line offers the same optional living benefits and optional death benefits as offered by the Company’s existing variable annuities. However, subject to applicable contractual provisions, regulatory requirements and administrative rules, the Company will continue to accept purchase payments on inforce contracts under existing annuity products. These initiatives are being implemented to create operational and administrative efficiencies by offering a single product line of annuity products from a more limited group of legal entities. In addition, by limiting its variable annuity offerings to a single product line sold through one insurer (and its affiliate, for New York sales), the Prudential Annuities business unit of Prudential Financial expects to convey a more focused, cohesive image in the marketplace.

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

Our variable annuity investment options provide our customers with the opportunity to invest in proprietary and non-proprietary mutual funds, frequently under asset allocation portfolios, and fixed-rate options. The investments made by customers in the proprietary and non-proprietary mutual funds generally represent separate account interests that provide a return linked to an underlying investment portfolio. The investments made in the general account are credited with interest at rates we determine, subject to certain minimums. We also offer fixed annuities that provide a guarantee of principal and interest credited at rates we determine, subject to certain contractual minimums. Certain investments made in the fixed-rate options of our variable annuities and certain fixed annuities impose a market value adjustment if the invested amount is not held to maturity. Based on the contractual terms the market value adjustment can be positive, resulting in an additional amount for the contractholder, or negative, resulting in a deduction from the contractholder’s account value or redemption proceeds.

The primary risk exposures of our variable annuity contracts relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including equity market returns, interest rates, market volatility, timing of annuitization and withdrawals, contract lapses and contractholder mortality. The rate of return we realize from our variable annuity contracts will vary based on the extent of the differences between our actual experience and the assumptions used in the original pricing of these products. As part of our risk management strategy we hedge or limit our exposure to certain of these risks primarily through a combination of product design elements, such as an automatic rebalancing element, also referred to as an asset transfer feature, externally purchased hedging instruments and affiliated reinsurance arrangements with Pruco Reinsurance, Ltd. (“Pruco Re”) and The Prudential Insurance Company of America (“Prudential Insurance”). Our returns can also vary by contract based on our risk management strategy, including the impact of affiliated reinsurance arrangements, and the impact on that portion of our variable annuity contracts that benefit from the automatic rebalancing element.

The automatic rebalancing element, included in the design of certain optional living benefits, may transfer assets between the variable investments selected by the annuity contractholder and, depending on the benefit feature, to either the general account or a separate account bond portfolio. The potential transfers are based on a static mathematical formula which considers a number of factors, including the impact of investment performance on the contractholders’ account value. In general, negative investment performance may result in transfers to fixed income investments backed by our general account or a separate account bond portfolio, and positive investment performance may result in transfers back to contractholder-selected investments. Overall, the automatic rebalancing element is designed to help limit our exposure, and the exposure of the contractholders’ account value, to equity market risk and market volatility. Beginning in 2009, our offerings of optional living benefit features associated with variable annuity products all include an automatic rebalancing element, and in 2009 we discontinued any new sales of optional living benefit features without an automatic rebalancing element. Other product design elements we utilize for certain products to manage these risks include investment option restrictions and minimum issuance age requirements. As of June 30, 2010 approximately $30.3 billion or 79% of variable annuity account values with living benefit features included an automatic rebalancing element in the product design, compared to $27.6 billion or 76% as of December 31, 2009. As of June 30, 2010 approximately $8.1 billion or 21% of variable annuity account values with living benefit features did not include an automatic rebalancing element in the product design, compared to $8.7 billion or 24% as of December 31, 2009.

As mentioned above, in addition to our automatic rebalancing element, we also manage certain risks associated with our variable annuity products through hedging programs and affiliated reinsurance arrangements. In the reinsurance affiliate, we manage the risks associated with our optional living benefits through purchases of equity options and futures as well as interest rate derivatives, which hedge certain optional living benefit features accounted for as embedded derivatives against changes in equity markets, interest rates, and market volatility. In the second quarter of 2009, we began the expansion of our hedging program to include a portion of the market exposure related to our overall capital position including the impact of certain statutory reserve exposures. These capital hedges primarily consist of equity-based total return swaps that are designed to partially offset changes in our capital position resulting from market driven changes in certain living and death benefit features of our variable annuity products. During the second quarter of 2010, we terminated the capital hedge program in lieu of a new program managed at the Prudential Financial level that more broadly addresses equity market exposure of the overall statutory capital of Prudential Financial and its subsidiaries, as whole as discussed further under “—Liquidity and Capital Resources— General Liquidity”. A portion of the derivatives related to the new program were purchased by the Company.

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

Changes in Financial Position

2010 versus 2009

Total assets increased by $1.3 billion, from $51.9 billion at December 31, 2009 to $53.2 billion at June 30, 2010. Separate account assets increased by $1.3 billion, primarily driven by positive net flows and transfers of balances from the general account to the separate accounts primarily as a result of transfers from a customer elected dollar cost averaging (“DCA”) program partially offset by decreases in market value. Additionally, reinsurance recoverables increased by $636.9 million driven by an increase in the reinsured liability for living benefit embedded derivatives reflecting an increase in the present value of future expected benefit payments, resulting from a decrease in policyholder account balances due to unfavorable market conditions, partially offset by a benefit related to updates of the inputs used in the valuation of the embedded derivatives for the market perceived risk of our non-performance. Partially offsetting the above increases was a decrease in short term investments of $212.5 million driven by lower general account balances due to the aforementioned DCA transfers. Also, deferred policy acquisition costs (“DAC”) and deferred sales inducements (“DSI”) decreased from December 31, 2009 to June 30, 2010 by $252.9 million and $152.9 million, respectively, mainly due to increased amortization resulting from the aforementioned impact of the change in non-performance risk in the valuation of embedded derivatives.

During the period, total liabilities increased by $1.3 billion, from $50.1 billion at December 31, 2009 to $51.4 billion at June 30, 2010. Separate account liabilities increased by $1.3 billion offsetting the increase in separate accounts assets above. Additionally, future policy benefits and other policyholder liabilities increased by $672.3 million driven by an increase in the liability for living benefit embedded derivatives, as discussed above. Partially offsetting the above increases was a decrease in policyholders’ account balances of $328.0 million primarily driven by transfers of customer account values to the separate account from the general account as a result of transfers from a customer elected DCA program.

Results of Operations

2010 versus 2009 Three Month Comparison

Net Income

Net income decreased $440.5 million from a gain of $248.9 million for the three months ended June 30, 2009 to a loss of $191.6 million for the three months ended June 30, 2010. The loss is driven by a $738.2 million decrease in income from operations before income taxes, as discussed below, partially offset by a $297.7 million decrease in income tax expense.

The loss from operations for the three months ended June 30, 2010 included a $727.2 million unfavorable variance in the amortization of deferred policy acquisition and other costs from the impact of updates to the inputs used in the valuation of the reinsured liability for living benefit embedded derivatives and its impact on actual gross profits. Beginning in the first quarter of 2009, in light of developments including rating agency downgrades to the financial strength ratings of our insurance subsidiaries, we incorporated an additional spread over LIBOR into the discount rate used in the valuation of the embedded derivative liabilities to reflect an increase in the market-perceived risk of our non-performance, thereby reducing the value of the embedded derivative liabilities. The three months ended June 30, 2010 includes a benefit related to this update primarily resulting from an increase in the fair value of embedded derivative liabilities reflecting an increase in the present value of future expected benefit payments resulting from a decrease in policyholder account balances due to unfavorable market conditions in the three months ended June 30, 2010, as well as an increase in the additional spread over LIBOR, reflecting general credit spread widening. The amortization of deferred policy acquisition and other costs for the three months ended June 30, 2010 related to this benefit was a $393.7 million charge. The three months ended June 30, 2009 included an increase in the embedded derivative liability related to this update resulting from an overall lower level of embedded derivative liabilities, resulting from the impact of improved market conditions as well as a decrease in the additional spread over LIBOR. The amortization of deferred policy acquisition and other costs for the three months ended June 30, 2009 related to this charge was a $333.5 million benefit. We amortize deferred policy acquisition and other costs over the expected lives of the contracts based on the level and timing of gross profits on the underlying product. In calculating gross profits, we consider mortality, persistency, and other elements as well as rates of return on investments associated with these contracts and include profits and losses related to these contracts that are reported in affiliated legal entities other than the Company as a result of, for example, reinsurance agreements with those affiliated entities.

The loss from operations for the three months ended June 30, 2010 also included $82.3 million of charges related to adjustments to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products and to our estimate of total gross profits used as a basis for amortizing deferred policy acquisition and other costs, compared to $139.0 million of benefits included in the three months ended June 30, 2009, resulting in a $221.4 million unfavorable variance, as shown in the table below. This variance primarily reflects the market conditions that existed in the respective periods and are discussed individually in more detail below.

	Three months Ended June 30, 2010			Three months Ended June 30, 2009
	Amortization of DAC and Other Costs (1)	Reserves for GMDB / GMIB (2)	Total	Amortization of DAC and Other Costs (1)	Reserves for GMDB / GMIB (2)	Total
Quarterly market performance adjustment	$(48,211)	$(39,955)	$(88,166)	$49,807	$56,755	$106,562
Annual review / assumption updates	—	—	—	—	—	—
Quarterly adjustment for current period experience	(4,897)	10,725	5,828	19,312	13,165	32,477

Total	$(53,108)	$(29,230)	$(82,338)	$69,119	$69,920	$139,039

(1)	Amounts reflect (charges) or benefits for (increases) or decreases, respectively, in the amortization of deferred policy acquisition, or DAC, and other costs.
(2)

Amounts reflect (charges) or benefits for reserve (increases) or decreases, respectively, related to the guaranteed minimum death and income benefit, or GMDB / GMIB, features of our variable annuity products.

Also included within the decrease in income from operations before income taxes was lower net investment income less interest credited of $9.9 million due to lower average annuity account values in the general account resulting from both transfers from a customer elected DCA program and from the automatic rebalancing element. Partially offsetting the decrease in pre-tax income was an increase in policy charges and fee income and asset administration fees and other income of $139.3 million driven by higher average variable annuity asset balances invested in separate accounts. The increase in average separate account assets was due to positive net flows, net market appreciation, and net transfers of balances from the general account to the separate accounts between June 30, 2009 and June 30, 2010. The net transfer of balances from the general account to the separate accounts relates to both transfers from a customer elected DCA program of approximately $1.1 billion and transfers from the automatic rebalancing element in some of our optional living benefit features, which, as part of the overall product design, transferred approximately $1.5 billion out of the general account to the separate accounts from July 1, 2009 through June 30, 2010 due to overall market improvements. Also serving as a partial offset to the decrease in income from operations were lower amortization of deferred policy acquisition and other costs of $41.1 million due to lower levels of actual gross profits primarily from unfavorable variance in embedded derivative breakage and a $30.7 million favorable variance in the mark-to-market on derivative positions associated with our capital hedging program. In the second quarter of 2009, we began the expansion of our hedging program to include a portion of the market exposure related to our overall capital position including the impact of certain statutory reserve exposures. These capital hedges primarily consist of equity-based total return swaps that are designed to partially offset changes in our capital position resulting from market driven changes in certain living and death benefit features of our variable annuity products. During the second quarter of 2010, we terminated the capital hedge program in lieu of a new program managed at the Prudential Financial level that more broadly addresses equity market exposure of the overall statutory capital of Prudential Financial and its subsidiaries, as whole as discussed further under “—Liquidity and Capital Resources— General Liquidity”. A portion of the derivatives related to the new program were purchased by the Company.

The $88.2 million of charges in the three months ended June 30, 2010 relating to the quarterly market performance adjustments shown in the table above are attributable to changes to our estimate of total gross profits to reflect actual fund performance. The actual rate of return on annuity account values for the three months ended June 30, 2010 was a decrease of 4.6% compared to our expected rate of return of 1.8%. The lower than expected market returns decreased our estimates of total gross profits and increased our estimate of future expected claims costs associated with the guaranteed minimum death and income benefit features of our variable annuity products, by establishing a new, lower starting point for the variable annuity account values used in estimating those items for future periods. The expected rates of return for the three months ended June 30, 2010, for some contract groups, was based upon our maximum future rate of return assumption under the reversion to the mean approach, as discussed below. The decrease in our estimate of total gross profits and increase in our estimate of future expected claims costs results in a higher required rate of amortization and higher required reserve provisions, which are applied to all prior periods. The resulting cumulative adjustment to prior amortization and reserve provisions are recognized in the current period. In addition, the higher rate of amortization and reserve provisions will also be applied in calculating amortization and the provision for reserves in future periods.

The $106.6 million benefit in the three months ended June 30, 2009 is attributable to a similar but opposite impact on gross profits of market value increases in the underlying assets associated with our variable annuity products, reflecting financial market conditions during that period. The actual rate of return on annuity account values for the three months ended June 30, 2009 was 12.7% compared to our previously expected rate of return of 2.5%.

As mentioned above, we derive our near-term future rate of return assumptions using a reversion to the mean approach, a common industry practice. Under this approach, we consider actual returns over a period of time and initially adjust future projected returns over a four year period so that the assets grow at the long-term expected rate of return for the entire period. The near-term future projected return across all contract groups is 8.4% per annum as of June 30, 2010. Beginning in the fourth quarter of 2008 and continuing through the second quarter of 2010, the projected near-term future annual rate of return calculated using the reversion to the mean approach for some contract groups was greater than our maximum future rate of return assumption across all asset types for this business. In those cases, we utilize the maximum future rate of return over the four year period, thereby limiting the impact of the reversion to the mean on our estimate of total gross profits. The near-term blended maximum future rate of return, for these impacted contract groups, under the reversion to the mean approach is 9.5% at the end of the second quarter of 2010. Included in the blended maximum future rate are assumptions for returns on various asset classes, including a 13% annual maximum rate of return on equity investments. Further or continued market volatility could result in additional market value changes within our separate account assets and corresponding changes to our gross profits, as well as additional adjustments to the amortization of deferred policy acquisition and other costs, and the costs relating to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products. Given that the estimates of future gross profits are based upon our maximum future rate of return assumption for some contract groups, all else being equal, future rates of return higher than the above mentioned future projected four year return of 8.4%, but less than the maximum future rate of return of 9.5%, may still result in increases in the amortization of deferred policy acquisition and other costs, and the costs relating to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products.

The quarterly adjustments for current period experience shown in the table above primarily reflect the impact of differences between actual gross profits for the period and the previously estimated expected gross profits for the period, as well as an update for current and future expected claims costs associated with the guaranteed minimum death and income benefit features of our variable annuity products. To the extent each period’s actual experience differs from the previous estimate for that period, the assumed level of total gross profits may change, and a cumulative adjustment to previous periods’ amortization and reserve provisions, also referred to as an experience true-up adjustment, may be required in the current period. This adjustment to previous periods’ amortization is in addition to the direct impact of actual gross profits on current period amortization and the market performance related adjustment to our estimates of gross profits for future periods. The experience true-up adjustments for deferred policy acquisition and other costs in the three months ended June 30, 2010 reflect an increase in amortization due to less favorable than expected gross profits, resulting primarily from the charges related to the mark-to-market of embedded derivatives and related hedge positions associated with our living benefit features. The experience true-up adjustment for the reserves for the guaranteed minimum death and income benefit features of our variable annuity products in the three months ended June 30, 2010 primarily reflects a reserve release for a large group of inforce contracts where the death benefit guarantee expired in the current quarter. The experience true-up adjustments for deferred policy acquisition and other costs in the three months ended June 30, 2009 reflect a reduction in amortization due to better than expected gross profits, resulting primarily from the net benefit in the mark-to-market of embedded derivatives and related hedge positions associated with our living benefit features excluding the adjustment for non-performance risk as discussed above, and better than expected lapses. The experience true-up adjustment for the reserves for the guaranteed minimum death and income benefit features of our variable annuity products in the three months ended June 30, 2009 primarily reflects higher than expected fee income as well as lower than expected actual contract guarantee claims costs.

Revenues

Revenues increased $143.5 million, from $275.7 million for the three months ended June 30, 2009 to $419.2 million for the three months ended June 30, 2010. Premiums increased $3.8 million, from $3.7 million for the three months June 30, 2009 to $7.5 million for the three months June 30, 2010, reflecting an increase in funds from customers electing to enter into the payout phase of their annuity contracts.

Policy charges and fee income increased $112.5 million, from $76.5 million for the three months ended June 30, 2009 to $189.0 million for the three months ended June 30, 2010 driven by higher mortality and expense (“M&E”) fees of $69.7 million and an increase in optional benefit charges on our living and death benefit features of $11.0 million, primarily driven by higher average variable annuity asset balances invested in separate accounts. The increase in average separate account assets was due to positive net flows, net market appreciation, and net transfers of balances from the general account to the separate accounts between the three months ended June 30, 2009 and the three months ended June 30, 2010, as discussed above. The increase in optional benefit charges was primarily offset in realized investment gains, net as these features are reinsured with affiliates. Also included in the above increases was an increase of $21.7 million from market value adjustments related to the Company’s market value adjusted investment option (the “MVA option”) driven by market conditions and transfer of assets to the separate account primarily due to the automatic rebalancing element.

Net investment income decreased $36.4 million from $130.7 million for the three months ended June 30, 2009 to $94.3 million for the three months ended June 30, 2010 as a result of lower average annuity account values in our general account, as previously discussed.

Asset administration fees and other income increased $26.8 million, from $43.2 million for the three months ended June 30, 2009 to $70.0 million for the three months ended June 30, 2010 as a result of higher average variable annuity asset balances invested in separate accounts, as discussed above.

Realized investment gains, net, increased by $36.7 million from $21.6 million for the three months ended June 30, 2009 to $58.3 million for the three months ended June 30, 2010. This increase was primarily driven by $30.7 million of favorable variance in the mark-to-market on derivative positions associated with our capital hedging program. Additionally, realized investment gains increased driven by increased gains on our MVA and general account portfolios of $7.4 million.

Benefits and Expenses

Benefits and expenses increased $881.7 million from a benefit of $143.1 million for the three months ended June 30, 2009 to an expense $738.6 million for the three months ended June 30, 2010. The overall increase in benefits and expenses included $727.2 million of higher amortization of deferred acquisition cost and other cost related to the impact of the change in non-performance risk in the valuation of embedded derivatives, as previously discussed. The overall increase in benefits and expenses also included a charge of $221.4 million related to the adjustments to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products and to our estimate of total gross profits used as a basis for amortizing deferred policy acquisition and other costs, as previously discussed. Absent the effect of the change in non-performance risk in the valuation of embedded derivatives and the quarterly adjustments and assumption updates, benefits and expenses for the three months ended June 30, 2010 decreased $67.0 million from the three months ended June 30, 2009.

Policyholders’ benefits increased $98.1 million, from a benefit of $44.0 million for the three months ended June 30, 2009 to an expense of $54.1 million for the three months ended June 30, 2010, primarily driven by the impact of the adjustments to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products, as previously discussed.

Interest credited to policyholders’ account balances increased $216.3 million, from $18.2 million for the three months ended June 30, 2009 to $234.5 million for the three months ended June 30, 2010, primarily due to $209.3 million from higher DSI amortization from the impact of the change in non-performance risk in the valuation of embedded derivatives, as previously discussed. Also contributing to the increase was $32.6 million relating the impact of the adjustments to our estimate of total gross profits used as a basis for amortizing DSI, as discussed above. Partially offsetting the above increases was a decrease in interest credited to policyholders’ account balances of $26.5 million driven by lower average annuity account values in our general account, as previously discussed.

Amortization of deferred policy acquisition costs increased by $555.9 million, from a benefit of $206.1 million for the three months ended June 30, 2009 to an expense of $349.8 million for the three months ended June 30, 2010, primarily due to an increase of $517.1 million from higher DAC amortization from the impact of the change in non-performance risk in the valuation of embedded derivatives and an increase of $84.0 million from the impact of the adjustments to our estimate of total gross profits used as a basis for amortizing DAC, as previously discussed. Partially offsetting the above increases was a decrease in DAC amortization of $45.2 million driven by lower level of actual gross profits from an unfavorable variance in embedded derivative breakage.

General, administrative and other expenses increased by $11.3 million, from $88.9 million for the three months ended June 30, 2009 to $100.2 million for the three months ended June 30, 2010, primarily due to $6.7 million of higher interest expense driven by increased borrowings to fund new business sales, and an increase of $5.7 million from the impact of the adjustments to our estimate of total gross profits used as a basis for amortizing value of business acquired (“VOBA”), as previously discussed. Also contributing to the increase was $5.0 million of higher commission expense, net of capitalization, driven by higher asset based commission from higher average variable annuity asset balances invested in separate accounts. Partially offsetting the above increases were lower general administrative expenses resulting from lower allocation of sales to the Company due to the launch of a new single product line in each of Pruco Life Insurance Company and Pruco Life Insurance Company of New Jersey, as previously discussed.

2010 versus 2009 Six Month Comparison

Net Income

Net loss increased $25.5 million from a loss of $134.1 million for the six months ended June 30, 2009 to a loss of $159.6 million for the six months ended June 30, 2010. The greater loss is driven by a $66.0 million increase in loss from operations before income taxes, as discussed below, partially offset by a $40.5 million increase in income tax benefit.

The loss from operations for the six months ended June 30, 2010 included a $163.7 million unfavorable variance in the amortization of deferred policy acquisition and other costs from the impact of updates to the inputs used in the valuation of the reinsured liability for living benefit embedded derivatives and its impact on actual gross profits Beginning in the first quarter of 2009, in light of developments including rating agency downgrades to the financial strength ratings of our insurance subsidiaries, we incorporated an additional spread over LIBOR into the discount rate used in the valuation of the embedded derivative liabilities to reflect an increase in the market-perceived risk of our non-performance, thereby reducing the value of the embedded derivative liabilities. The first six months of 2010 includes a benefit related to this update primarily driven by an increase in the fair value of the embedded derivative liabilities reflecting an increase in the present value of future expected benefit payments, resulting from a decrease in policyholder account balances due to unfavorable markets, as well as an increase in the additional spread over LIBOR, reflecting general spread widening. The amortization of deferred policy acquisition and other costs for the six months ended June 30, 2010 related to this benefit was a $414.1 million charge. The decrease in the embedded derivative liability for the first six months of 2009 included a benefit from an increase in the market-perceived risk of our non-performance and a benefit driven by an update of the equity volatility assumption to better match the actual equity indices referenced. The amortization of deferred policy acquisition and other costs for the six months ended June 30, 2009 related to this benefit was a $250.4 million charge. We amortize deferred policy acquisition and other costs over the expected lives of the contracts based on the level and timing of gross profits on the underlying product. In calculating gross profits, we consider mortality, persistency, and other elements as well as rates of return on investments associated with these contracts and include profits and losses related to these contracts that are reported in affiliated legal entities other than the Company as a result of, for example, reinsurance agreements with those affiliated entities.

The loss from operations for the six months ended June 30, 2010 also included $48.2 million of charges related to adjustments to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products and to our estimate of total gross profits used as a basis for amortizing deferred policy acquisition and other costs, compared to $65.3 million of benefits included in the six months ended June 30, 2009, resulting in a $113.5 million unfavorable variance, as shown in the table below. This variance primarily reflects the market conditions that existed in the respective periods and are discussed individually in more detail below.

	Six months Ended June 30, 2010			Six months Ended June 30, 2009
	Amortization of DAC and Other Costs (1)	Reserves for GMDB /GMIB (2)	Total	Amortization of DAC and Other Costs (1)	Reserves for GMDB / GMIB (2)	Total
Quarterly market performance adjustment	$(41,372)	$(34,424)	$(75,796)	$17,266	$16,724	$33,990
Annual review / assumption updates	—	—	—	—	—	—
Quarterly adjustment for current period experience	(737)	28,320	27,583	35,530	(4,176)	31,354

Total	$(42,109)	$(6,104)	$(48,213)	$52,796	$12,548	$65,344

(1)	Amounts reflect (charges) or benefits for (increases) or decreases, respectively, in the amortization of deferred policy acquisition, or DAC, and other costs.
(2)

Amounts reflect (charges) or benefits for reserve (increases) or decreases, respectively, related to the guaranteed minimum death and income benefit, or GMDB / GMIB, features of our variable annuity products.

Also included within the increase in loss from operations before income taxes was lower net investment income less interest credited of $27.1 million due to lower average annuity account values in the general account resulting from both transfers from a customer elected DCA program and from the automatic rebalancing element and $26.4 million of higher commission expense, net of capitalization, driven by higher asset based commission from higher average variable annuity asset balances invested in separate accounts and higher sales. Partially offsetting the increases in pre-tax loss was an increase in policy charges and fee income and asset administration fees and other income of $250.8 million driven by higher average variable annuity asset balances invested in separate accounts. The increase in average separate account assets was due to positive net flows, net market appreciation, and net transfers of balances from the general account to the separate accounts between June 30, 2009 and June 30, 2010. The transfer of balances from the general account relates to both transfers from a customer elected DCA program of approximately $1.1 billion and transfers from the automatic rebalancing element, also referred to as an asset transfer feature, in some of our optional living benefit features, which, as part of the overall product design, transferred approximately $1.5 billion out of the general account to the separate accounts from July 1, 2009 through June 30, 2010 due to market improvements. In addition, results for the first six months of 2010 include a net benefit of $25 million from refinements based on review and settlement of unaffiliated reinsurance contracts and a $16.6 million favorable variance in the mark-to-market on derivative positions associated with our capital hedging program. In the second quarter of 2009, we began the expansion of our hedging program to include a portion of the market exposure related to our overall capital position including the impact of certain statutory reserve exposures. These capital hedges primarily consist of equity-based total return swaps that are designed to partially offset changes in our capital position resulting from market driven changes in certain living and death benefit features of our variable annuity products. During the second quarter of 2010, we terminated the capital hedge program in lieu of a new program managed at the Prudential Financial level that more broadly addresses equity market exposure of the overall statutory capital of Prudential Financial and its subsidiaries, as whole. A portion of the derivatives related to the new program were purchased by the Company as discussed further under “—Liquidity and Capital Resources— General Liquidity”

The $75.8 million of charges for the six months ended June 30, 2010 relating to the quarterly market performance adjustments shown in the table above are attributable to changes to our estimate of total gross profits to reflect actual fund performance. The actual rates of return on annuity account values was 3.3% for the three months ended March 31, 2010 and a decline of 4.6% for the three months ended June 30, 2010 compared to our expected rates of return of 1.8% for the three months ended March 31, 2010 and 1.8% for the three months ended June 30, 2010. The overall lower than expected market returns for the six months ended June 30, 2010 decreased our estimates of total gross profits and increased our estimate of future expected claims costs associated with the guaranteed minimum death and income benefit features of our variable annuity products, by establishing a new, lower starting point for the variable annuity account values used in estimating those items for future periods. The expected rates of return for the first and second quarters of 2010, for some contract groups, was based upon our maximum future rate of return assumption under the reversion to the mean approach. The decrease in our estimate of total gross profits and increase in our estimate of future expected claims costs results in a higher required rate of amortization and higher required reserve provisions, which are applied to all prior periods. The resulting cumulative adjustment to prior amortization and reserve provisions are recognized in the current period. In addition, the higher rate of amortization and reserve provisions will also be applied in calculating amortization and the provision for reserves in future periods.

The $34.0 million of benefits in the six months ended June 30, 2009 is attributable to a similar but opposite impact of market value increases in the underlying assets associated with our variable annuity products, reflecting financial market conditions during the period. Market value appreciation in the six months ended June 30, 2009 increased our estimates of total gross profits by establishing a new, higher starting point for the annuity account values used in estimating gross profits for future periods. The increase in our estimate of total gross profits resulted in a lower required rate of amortization, which was applied to all prior periods’ gross profits.

The $27.6 million benefit for the six months ended June 30, 2010 and the $31.4 million benefit for the six months ended June 30, 2009 for the quarterly adjustments for current period experience and other updates shown in the table above primarily reflect the impact of differences between actual gross profits for the period and the previously estimated expected gross profits for the period, as well as an update for current and future expected claims costs associated with the guaranteed minimum death and income benefit features of our variable annuity products. To the extent each period’s actual experience differs from the previous estimate for that period, the assumed level of total gross profits may change, and a cumulative adjustment to previous periods’ amortization and reserve provisions, also referred to as an experience true-up adjustment, may be required in the current period. This adjustment to previous periods’ amortization is in addition to the direct impact of actual gross profits on current period amortization and the market performance related adjustment to our estimates of gross profits for future periods. The experience true-up adjustments for deferred policy acquisition and other costs in the six months ended June 30, 2010 reflect an increase in amortization due to less favorable than expected gross profits, resulting primarily from the charges related to the mark-to-market of embedded derivatives and related hedge positions associated with our living benefit features. The experience true-up adjustment for the reserves for the guaranteed minimum death and income benefit features of our variable annuity products in the six months ended June 30, 2010 primarily reflects a reserve release for a large group of inforce contracts where the death benefit guarantee expired in the current quarter. The experience true-up adjustment for deferred policy acquisition and other costs for the six months ended June 30, 2009 reflect a reduction in amortization due to better than expected gross profits, resulting primarily from a net benefit in the mark-to-market of embedded derivatives and related hedge positions associated with our living benefit features and better than expected lapse experience. The adjustment for the reserves for the guaranteed minimum death and income benefit features of our variable annuity products primarily reflects higher than expected actual contract guarantee claims costs in the six months ended June 30, 2009 due to lower than expected lapses, partially offset by higher than expected fee income.

Revenues

Revenues increased $192.3 million, from $579.2 million for the six months ended June 30, 2009 to $771.5 million for the six months ended June 30, 2010. Premiums increased $8.1 million, from $6.8 million for the six months June 30, 2009 to $14.9 million for the six months June 30, 2010, reflecting an increase in funds from customers electing to enter into the payout phase of their annuity contracts.

Policy charges and fee income increased $190.4 million, from $182.7 million for the six months ended June 30, 2009 to $373.1 million for the six months ended June 30, 2010 driven by higher mortality and expense (“M&E”) fees of $145.5 million and an increase in optional benefit charges on our living and death benefit features of $16.7 million, primarily driven by higher average variable annuity asset balances invested in separate accounts. The increase in average separate account asset balances was due to positive net flows, net market appreciation, and net transfers of balances from the general account to the separate accounts over the past twelve months relating to both a customer elected dollar cost averaging program and an automatic rebalancing element in some of our optional living benefit features. The increase in optional benefit charges was primarily offset in realized investment gains, net as these features are reinsured with affiliates. Also included in the above increases was a $27 million benefit in the six months ended June 30, 2010 from refinements based on review and settlement of reinsurance contracts. Partially offsetting the above increases was $15.6 million of higher charges from market value adjustments related to the Company’s market value adjusted investment option (the “MVA option”) driven by market conditions and transfer of assets to the separate account primarily due to the automatic rebalancing element.

Net investment income decreased $84.0 million from $276.9 million for the six months ended June 30, 2009 to $192.9 million for the six months ended June 30, 2010 as a result of lower average annuity account values in the general account, as previously discussed.

Asset administration fees and other income increased $60.4 million, from $78.7 million for the six months ended June 30, 2009 to $139.1 million for the six months ended June 30, 2010 as a result of higher average variable annuity asset balances invested in separate accounts, as discussed above.

Realized investment gains, net, increased by $17.4 million from $34.1 million for the six months ended June 30, 2009 to $51.5 million for the six months ended June 30, 2010. This increase was primarily driven by a favorable variance in the mark-to-market on derivative positions associated with our capital hedging program.

Benefits and Expenses

Benefits and expenses increased $258.3 million from $805.2 million for the six months ended June 30, 2009 to $1,063.5 million for the six months ended June 30, 2010. The overall increase in benefits and expenses included $163.7 million of higher amortization of deferred acquisition cost and other cost related to the impact of the change in non-performance risk in the valuation of embedded derivatives, as previously discussed. The overall increase in benefits and expenses also included a charge of $113.5 million related to the adjustments to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products and to our estimate of total gross profits used as a basis for amortizing deferred policy acquisition and other costs, as previously discussed. Absent the effect of the change in non-performance risk in the valuation of embedded derivatives and the quarterly adjustments and assumption updates, benefits and expenses for the six months ended June 30, 2010 decreased $18.9 million from the six months ended June 30, 2009.

Policyholders’ benefits increased $13.9 million, from $38.2 million for the six months ended June 30, 2009 to $52.1 million for the six months ended June 30, 2010, primarily driven by the impact of the adjustments to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products, as previously discussed.

Interest credited to policyholders’ account balances increased $77.6 million, from $278.6 million for the six months ended June 30, 2009 to $356.2 million for the six months ended June 30, 2010, primarily due to $79.6 million from higher DSI amortization from the impact of the change in non-performance risk in the valuation of embedded derivatives, as previously discussed. Also contributing to the increase was $23.5 million relating the impact of the adjustments to our estimate of total gross profits used as a basis for amortizing DSI, as discussed above. Additionally, DSI amortization increased by $30.6 driven by higher level of actual gross profits. Partially offsetting the above increases was a decrease in interest credited to policyholders’ account balances of $56.9 million driven by lower average annuity account values in the general account.

Amortization of deferred policy acquisition costs increased by $129.4 million, from $312.7 million for the six months ended June 30, 2009 to $442.0 million for the six months ended June 30, 2010, primarily due to an increase of $84.5 million from higher DAC amortization from the impact of the change in non-performance risk in the valuation of embedded derivatives and an increase of $73.9 million from the impact of the adjustments to our estimate of total gross profits used as a basis for amortizing DAC, as previously discussed. Partially offsetting the above increases was a decrease in DAC amortization of $29.0 million driven by lower level of actual gross profits from an unfavorable variance in embedded derivative breakage

General, administrative and other expenses increased by $37.5 million, from $175.7 million for the six months ended June 30, 2009 to $213.2 million for the six months ended June 30, 2010, primarily due to $26.4 million of higher commission expense, net of capitalization, driven by higher asset based commission from higher average variable annuity asset balances invested in separate accounts and higher sales. Also contributing to the increase was $12.3 million of higher interest expense driven by increased borrowings.

Income Taxes

The Company determines its interim tax provision using the annual effective tax rate methodology as required by Accounting Standards Codification 740-270. The Company has utilized a discrete effective tax rate method to calculate taxes for the second quarter and first 6 months of 2010. The Company believes that, at this time, the use of this discrete method is more appropriate than the full year effective tax rate method applied in the first quarter. As a result of the forecasted level of pre-tax earnings the full year effective tax rate is unreliable.

Our income tax provision amounted to an income tax benefit of $132.4 million for the six months ended June 30, 2010 compared to income tax benefit of $91.9 million for the six months ended June 30, 2009. The increase in income tax benefit was primarily driven by the decrease in pretax income, as discussed above.

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

In August 2007, the IRS released Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the DRD related to variable life insurance and annuity contracts. In September 2007, the IRS released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54 and informed taxpayers that the U.S. Treasury Department and the IRS intend to address through new regulations the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts. On February 1, 2010, the Obama Administration released the “General Explanations of the Administration’s Revenue Proposals.” Although the Administration has not released proposed statutory language, one proposal would change the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through regulation or legislation, could increase actual tax expense and reduce the Company’s consolidated net income. The IRS recently issued an Industry Director Directive (“IDD”) stating that the methodology for calculating the DRD set forth in Revenue Ruling 2007-54 should not be followed. The IDD also confirmed that the IRS guidance issued before Revenue Ruling 2007-54, which guidance the Company relied upon in calculating its DRD, should be used to determine the DRD. These activities had no impact on the Company’s 2009 or the first six months of 2010 results.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010, could result in the imposition of new capital, liquidity and other requirements on Prudential Financial and the Company. See “Risk Factors” in Part II, Item IA for information regarding the potential effects of the Dodd-Frank bill on the Company and its affiliates.

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

We believe that the cash flows from our operations are adequate to satisfy our current liquidity requirements including under reasonably foreseeable stress scenarios. The continued adequacy of this liquidity will depend upon factors such as future securities market conditions, changes in interest rate levels, policyholder perceptions of our financial strength, and the relative safety of competing products, each of which could lead to reduced cash inflows or increased cash outflows. In addition, market volatility can impact the level of capital required to support our businesses. Our cash flows from investment activities result from repayments of principal, proceeds from maturities and sales of invested assets, net of amounts reinvested. The primary liquidity risks with respect to these cash flows are the risk of default by debtors or bond insurers, our counterparties’ willingness to extend repurchase and/or securities lending arrangements, commitments to invest and market volatility. We closely manage these risks through our credit risk management process and regular monitoring of our liquidity position.

In managing our liquidity, we also consider the risk of policyholder and contractholder withdrawals of funds earlier than our assumptions when selecting assets to support these contractual obligations. We use surrender charges and other contract provisions to mitigate the extent, timing and profitability impact of withdrawals of funds by customers from annuity contracts and deposit liabilities.

Liquid Assets

Liquid assets include cash, cash equivalents, short-term investments, most fixed maturities that are not designated as held to maturity and public equity securities. As of June 30, 2010 and December 31, 2009, the Company had liquid assets of $7.2 billion and $7.3 billion, respectively, which includes a portion financed with asset-based financing. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $0.6 billion and $0.8 billion as of June 30, 2010 and December 31, 2009, respectively. We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in calculating internal liquidity measures in order to evaluate the adequacy of our operations’ liquidity under a variety of stress scenarios. We believe that the liquidity profile of our assets is sufficient to satisfy current liquidity requirements, including under foreseeable stress scenarios.

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

Prudential Financial recently changed the focus of its capital hedge program from the equity price risk associated with the annuities business to a broader view of equity market exposure of the statutory capital of Prudential Financial and its subsidiaries, as a whole. In the second quarter of 2010, the capital hedge program was terminated as described under “—Results of Operations” and equity index-linked derivative transactions were entered into that are designed to mitigate the overall impact on statutory capital of a severe equity market stress event on Prudential Financial and its subsidiaries, as whole. A portion of the derivatives related to the new program were purchased by the Company. The program now focuses on tail risk rather than general equity market declines in order to protect statutory capital in a more cost-effective manner under stress scenarios. Prudential Financial assesses the composition of the hedging program on an ongoing basis and may change it from time to time based on an evaluation of its risk position or other factors.

The implementation of VACARVM, a new statutory reserve methodology for variable annuities with guaranteed benefits, effective December 31, 2009 had an impact of approximately $61 million benefit on the statutory surplus of the Company. Certain of the Company’s statutory reserves are ceded to an affiliated offshore captive reinsurance company. A reinsurance trust is established by the affiliated offshore captive reinsurance company to satisfy reinsurance reserve credit requirements. These reserve credits allow the Company to reduce the level of statutory capital it is required to hold. The reinsurance reserve credit requirements and the value of the reinsurance trust assets are reviewed on a quarterly basis. Since the exact requirements cannot be known for certain until after the close of the accounting period, the reserve credit requirements are estimated to determine if the value of the reinsurance trust assets are expected to be sufficient. If it is determined that the value of the reinsurance trust assets are not sufficient to meet the reinsurance reserve credit requirements, we expect Prudential Financial would satisfy those additional needs through a combination of funding the reinsurance credit trusts with available cash, certain hedge assets, and loans from Prudential Financial and/or affiliates. Prudential Financial also continues to evaluate other options to address reserve credit needs such as obtaining letters of credit. In 2009, we satisfied the reinsurance reserve credit requirement through a combination of funding statutory reserve credit trusts with available cash of the captive reinsurer and cash proceeds from an inter-company loan to the captive reinsurer from Prudential Insurance. For the second quarter of 2010, we provided additional funding to the reinsurance trusts of $178 million to meet increased reserve credit requirements due to unfavorable market conditions.

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, or the “Exchange Act”, as of June 30, 2010. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2010, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The following should be read in conjunction with and supplements and amends the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009. These risks could materially affect our business, results of operations or financial condition or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q.

The enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act will subject the Company, our parent and our affiliates to substantial additional federal regulation and we cannot predict the effect on our business, results of operations, cash flows or financial condition.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), which effects comprehensive changes to the regulation of financial services in the United States and will subject the Company, our parent and our affiliates to substantial additional federal regulation. Dodd-Frank directs existing and newly-created government agencies and bodies to promulgate regulations implementing the law, a process anticipated to occur over the next few years. We cannot predict with any certainty the requirements of the regulations ultimately adopted or how Dodd-Frank and such regulations will affect the financial markets generally or impact our business, financial strength ratings, results of operations, cash flows or financial condition.

Key aspects we have identified to date of Dodd-Frank’s potential impact on the Company, our parent and our affiliates include:

•

Prudential Financial, Inc. will become subject, as a savings and loan holding company, to the examination, enforcement and supervisory authority of the Board of Governors of the Federal Reserve System (“FRB”) after the transfer to the FRB of the existing authority of the Office of Thrift Supervision (expected to occur within a year of Dodd-Frank’s enactment). The FRB will have authority to impose capital requirements on Prudential Financial and its subsidiaries (including the Company) after the transfer date. Pursuant to the “Collins Amendment” included in Dodd-Frank, the FRB must establish minimum leverage and risk-based capital requirements for savings and loan holding companies (including Prudential Financial, Inc.) and other institutions that are not less than those applicable to insured depository institutions. These requirements will become generally applicable to Prudential Financial, Inc. five years after Dodd-Frank’s enactment except, for purposes of calculating Tier 1 capital, new issuances of debt and equity capital will be immediately subject to the requirements. We cannot predict what capital regulations the FRB will promulgate under these authorizations, either generally or as applicable to insurance-based organizations. We cannot predict how the FRB will exercise general supervisory authority over Prudential Financial and its subsidiaries (including the Company) as to business practices.

•

Dodd-Frank establishes a Financial Stability Oversight Council (“Council”) which is authorized to subject non-bank financial companies such as Prudential Financial, Inc. to stricter prudential standards (a “Designated Financial Company”) if the Council determines that material financial distress at the company or the scope of the company’s activities could pose a threat to financial stability of the U.S. If so designated, Prudential Financial, Inc. and/or its subsidiaries (including the Company) would become subject to unspecified stricter prudential standards, including stricter requirements and limitations relating to risk-based capital, leverage, liquidity and credit exposure, as well as overall risk management requirements, management interlock prohibitions and a requirement to maintain a plan for rapid and orderly dissolution in the event of severe financial distress. The “Collins Amendment” capital requirements referred to above would apply when adopted by the FRB (i.e., the 5-year grandfathering would no longer be available). The FRB could also require the issuance of capital securities automatically convertible to equity in the event of financial distress, require enhanced public disclosures to support market evaluation of risk profile and impose short-term debt limits. If Prudential Financial, Inc. or a subsidiary (such as the Company) were so designated, failure to meet defined measures of financial condition could result in: limits on capital distributions, acquisitions and/or asset growth; requirements for a capital restoration plan and capital raising, limitations on transactions with affiliates, management changes and asset sales; and, if the FRB and the Council determined Prudential Financial, Inc. (or the designated subsidiary) posed a grave threat to the financial stability of the U.S., further limits on acquisitions or combinations, restrictions on product offerings and/or requirements to sell assets. We cannot predict whether Prudential Financial, Inc. or a subsidiary will be designated as a Designated Financial Company.

•

Prudential Financial, Inc. will become, as a savings and loan holding company (and if designated, as a Designated Financial Company), subject to stress tests to be promulgated by the FRB in consultation with the newly-created Federal Insurance Office (discussed below) to determine whether, on a consolidated basis, Prudential Financial, Inc. has the capital necessary to absorb losses as a result of adverse economic conditions. We cannot predict how the stress tests will be designed or conducted or whether the results thereof will cause Prudential Financial, Inc. or a subsidiary (such as the Company) to alter business practices or affect the perceptions of regulators, rating agencies, customers, counterparties or investors of our financial strength.

•

The Council may recommend that state insurance regulators or other regulators apply new or heightened standards and safeguards for activities or practices we and other insurers or other financial services companies engage in that could create or increase the risk that significant liquidity, credit or other problems spread among financial companies. We cannot predict whether any such recommendations will be made or their effect on our business, results of operations, cash flows or financial condition.

•

As a savings and loan holding company, Prudential Financial, Inc. and its subsidiaries will become subject to the “Volcker Rule” provisions of Dodd-Frank prohibiting, subject to the rule’s exceptions, “proprietary trading” and the sponsorship of, and investment in funds referred to in Dodd-Frank as hedge funds or private equity funds that rely on certain exceptions from the Investment Company Act of 1940 as amended. The Council is to provide recommendations on the implementation of the Volcker Rule within six months of Dodd-Frank’s enactment, and the FRB is to promulgate regulations thereunder within nine months thereafter, and substantial uncertainty as to the rule’s application to our business may exist over this period. The rule becomes effective on the earlier of one year after adoption of regulations or two years after Dodd-Frank’s enactment, and activities and investments must be brought into compliance within two years thereafter, subject to exceptions. We presently believe that the “permitted activities” exceptions to the rule should be interpreted in a manner that does not require us to materially alter our securities trading or investing practices, but there can be no assurance that the regulations promulgated will so provide.

•

Dodd-Frank creates a new framework for regulation of the over-the-counter (“OTC”) derivatives markets which could impact various activities of our affiliate Prudential Global Funding, LLC (“PGF”), Prudential Financial, Inc. and its insurance subsidiaries (including the Company), which use derivatives for various purposes (including hedging interest rate, foreign currency and equity market exposures). Dodd-Frank generally requires swaps, subject to a determination by the CFTC or SEC as to which swaps are covered, with all counterparties except non-financial end users to be executed through a centralized exchange or regulated facility and to be cleared through a regulated clearinghouse. Swap dealers and major swap participants (“MSPs”) are subject to capital and margin (i.e., collateral) requirements that will be imposed by the applicable prudential regulator or the CFTC or SEC, as well as business conduct rules and reporting requirements. While we believe Prudential Financial, Inc. and PGF should not be considered dealers or MSPs subject to the capital and margin requirements, the final regulations adopted could provide otherwise, which could substantially increase the cost of hedging and the related operations. A determination by the Secretary of the Treasury not to exclude foreign currency swaps and forwards from the foregoing requirements also could have that result. PGF intermediates swaps between Prudential entities and third parties, and it is possible that PGF’s standardized intra-Company transactions might be required to be executed through an exchange, clear centrally and post margin, potentially defeating PGF’s key function; if so, Prudential entities, including the Company, might directly enter into swaps with third parties, potentially increasing the economic costs of hedging. The SEC and CFTC are required to determine whether and how “stable value contracts” should be treated as swaps and, although we believe otherwise, various other insurance products might be treated as swaps; if regulated as swaps, we cannot predict how the rules would be applied to such products or the effect on their profitability or attractiveness to our clients. Finally, the new regulatory scheme imposed on all market participants may increase the costs of hedging generally and banking institutions (with which we enter into a substantial portion of our derivatives) may be required to conduct at least a portion of their OTC derivatives businesses outside their depositary institutions. The affiliates through which these institutions will conduct their OTC derivatives businesses might be less creditworthy than the depository institutions themselves, and “netting” of counterparty exposures with non-banks will not be allowed, potentially affecting the credit risk these counterparties pose to us and the degree to which we are able to enter into transactions with these counterparties. We cannot predict the effect of the foregoing on our hedging costs, our hedging strategy or implementation thereof or whether we will need or choose to increase and/or change the composition of the risks we do not hedge.

•

Dodd-Frank establishes a Federal Insurance Office within the Department of the Treasury to be headed by a director appointed by the Secretary of the Treasury. While not having a general supervisory or regulatory authority over the business of insurance, the director of this office will perform various functions with respect to insurance (other than health insurance), including serving as a non-voting member of the Council and making recommendations to the Council regarding insurers to be designated for stricter regulation. The director is also required to conduct a study on how to modernize and improve the system of insurance regulation in the United States, including by increased national uniformity through either a federal charter or effective action by the states.

•

Title II of Dodd-Frank provides that a financial company may be subject to a special orderly liquidation process outside the federal bankruptcy code, administered by the FDIC as receiver, upon a determination (with the approval of the director of the Federal Insurance Office if – as is true with respect to Prudential Financial, Inc. – the largest United States subsidiary is an insurer) that the company is in default or in danger of default and presents a systemic risk to U.S. financial stability. Were Prudential Financial, Inc. subject to such a proceeding, the Company would remain subject to rehabilitation and liquidation proceedings under state law, although the FDIC has discretion and authority to initiate resolution of an insurer under state law if its state insurance regulator has not filed the appropriate judicial action within 60 days of a systemic risk determination. We cannot predict how our creditors or creditors of Prudential Financial, Inc. or its other insurance and non-insurance subsidiaries, including the holders of Prudential Financial debt, will evaluate this potential or whether it will impact the Company’s or its affiliates’ financing or hedging costs.

•

Dodd-Frank establishes the Bureau of Consumer Financial Protection (“BCFP”) as an independent agency within the FRB to regulate consumer financial products and services offered primarily for personal, family or household purposes, with rule-making and enforcement authority over unfair, deceptive or abusive practices. Insurance products and services are not within the BCFP’s general jurisdiction, and broker-dealers and investment advisers are not subject to the BCFP’s jurisdiction when acting in their registered capacity. Retirement service providers (which may include certain of our affiliates) could become subject to the BCFP’s jurisdiction, but only if the Department of Labor and the Department of the Treasury agree. Otherwise, we believe that the Company and its affiliates offer a very limited number of products subject to BCFP regulation and the impact of Dodd-Frank on their operations in this regard should not be material; however, it is possible that the regulations promulgated by the BCFP will assert jurisdiction more expansively than we anticipate.

•	Dodd-Frank includes various securities law reforms that may affect business practices of the Company and its affiliates and the liabilities and/or exposures associated therewith, including:

¡

The SEC is to conduct a study and may impose on registered broker-dealers that provide retail investors personalized investment advice about securities a new standard of conduct the same or similar as the overall standard for investment advisers (i.e., a fiduciary standard). The SEC may also require broker-dealers selling proprietary or a limited range of products to make certain disclosures and obtain customer consents or acknowledgements.

•

Dodd-Frank imposes various assessments on financial companies, including (as applicable to Prudential Financial, Inc. and its subsidiaries) ex-post assessments to provide funds necessary to repay any borrowing and to cover the costs of any special resolution of a financial company conducted under Title II (although the FDIC is to take into account assessments otherwise imposed under state insurance guaranty funds); if Prudential Financial, Inc. and/or one of its subsidiaries (such as the Company) were to become a Designated Financial Company, assessments to fund a newly-created Office of Financial Research which, among other things, assists the Council; and the costs of the new regulation by the FRB. We are unable to estimate these costs at this time.

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

August 13, 2010

Exhibit Index

Exhibit Number and Description

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.