Form 10-Q
period 2010-09-30
PRUDENTIAL ANNUITIES LIFE ASSURANCE CORP/CT
filed 2010-11-12
CIK 881453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 12, 2010, 25,000 shares of the registrant’s Common Stock (par value $100) consisting of 100 voting shares and 24,900 non-voting shares, were outstanding. As of such date, Prudential Annuities, Inc. formerly known as American Skandia, Inc., an indirect wholly owned subsidiary of Prudential Financial, Inc., a New Jersey corporation, owned all of the registrant’s Common Stock.

Prudential Annuities Life Assurance Corporation meets the conditions set forth in General Instruction (H) (1) (a) and (b) on Form 10-Q and

is therefore filing this Form 10-Q in the reduced disclosure format.

FORWARD LOOKING STATEMENTS

Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Prudential Annuities Life Assurance Corporation. There can be no assurance that future developments affecting Prudential Annuities Life Assurance Corporation will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial markets; (2) the availability and cost of additional debt or equity capital or external financing for our operations; (3) interest rate fluctuations or prolonged periods of low interest rates; (4) the degree to which we choose not to hedge risks, or the potential ineffectiveness or insufficiency of hedging or risk management strategies we do implement, with regard to variable annuity or other product guarantees; (5) any inability to access our credit facilities; (6) reestimates of our reserves for future policy benefits and claims; (7) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates, or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (8) changes in our assumptions related to deferred policy acquisition costs or valuation of business acquired; (9) changes in our financial strength or credit ratings; (10) investment losses, defaults and counterparty non-performance; (11) competition in our product lines and for personnel; (12) difficulties in marketing and distributing products through current or future distribution channels; (13) changes in tax law; (14) regulatory or legislative changes, including the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act; (15) inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (16) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities; (17) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (18) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (19) interruption in telecommunication, information technology or other operational systems or failure to maintain the security, confidentiality or privacy of sensitive data on such systems; and (20) changes in statutory or U.S. GAAP accounting principles, practices or policies . Prudential Annuities Life Assurance Corporation does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in this Quarterly Report on Form 10-Q for a discussion of certain risks relating to our businesses and investment in our securities.

PART I-FINANCIAL INFORMATION

ITEM 1. Financial Statements

Prudential Annuities Life Assurance Corporation

Unaudited Interim Statements of Financial Position

As of September 30, 2010 and December 31, 2009 (in thousands, except share amounts)

	September 30, 2010	December 31, 2009

ASSETS
Fixed maturities available for sale, at fair value (amortized cost, 2010: $5,731,662; 2009: $6,056,960 )	$6,435,207	$6,493,887
Trading account assets, at fair value	79,092	79,892
Equity securities available for sale, at fair value (cost, 2010:$14,950; 2009: $17,085)	18,597	18,612
Commercial mortgage and other loans	398,427	373,080
Policy loans	13,559	13,067
Short-term investments	305,028	705,846
Other long-term investments	141,277	2,995

Total investments	7,391,187	7,687,379

Cash and cash equivalents	2,346	71,548
Deferred policy acquisition costs	1,245,487	1,411,571
Accrued investment income	75,350	77,004
Reinsurance recoverable	979,373	40,597
Income taxes receivable	10,007	230,427
Valuation of business acquired	52,144	52,596
Deferred sales inducements	677,680	801,876
Receivables from parent and affiliates	54,794	119,300
Investment receivable on open trades	227	7,984
Other assets	8,290	7,056
Separate account assets	46,314,941	41,448,712

TOTAL ASSETS	$56,811,826	$51,956,050

LIABILITIES AND STOCKHOLDER’S EQUITY

LIABILITIES
Policyholders’ account balances	$5,691,258	$6,894,651
Future policy benefits and other policyholder liabilities	1,245,971	292,921
Payables to parent and affiliates	113,933	76,439
Cash collateral for loaned securities	192,938	263,617
Short-term borrowing	188,892	54,585
Long-term borrowing	775,000	775,000
Other liabilities	190,079	242,216
Separate account liabilities	46,314,941	41,448,712

TOTAL LIABILITIES	$54,713,012	$50,048,141

Commitments and Contingent Liabilities (See Note 4)

STOCKHOLDER’S EQUITY
Common stock, $100 par value; 25,000 shares, authorized, issued and outstanding	$2,500	$2,500
Additional paid-in capital	1,009,255	974,921
Retained earnings	873,166	798,170
Accumulated other comprehensive income	213,893	132,318

Total stockholder’s equity	$2,098,814	$1,907,909

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$56,811,826	$51,956,050

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation

Unaudited Interim Statements of Operations and Comprehensive Income

Three Months and Nine Months Ended September 30, 2010 and 2009 (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

REVENUES

Premiums	$8,422	$3,862	$23,358	$10,699
Policy charges and fee income	179,672	80,212	552,790	262,899
Net investment income	95,806	116,525	288,709	393,406
Asset administration fees and other income	72,350	52,605	211,429	131,291
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(8,150)	(1,730)	(32,564)	(23,489)
Other-than-temporary impairments on fixed maturity securities transferred to Other Comprehensive Income	7,757	(3,393)	30,082	12,136
Other realized investment gains (losses), net	(3,982)	(22,208)	49,591	18,158

Total realized investment gains (losses), net	(4,375)	(27,331)	47,109	6,805

Total revenues	$351,875	$225,873	$1,123,395	$805,100

BENEFITS AND EXPENSES

Policyholders’ benefits	(12,055)	(39,886)	40,060	(1,720)
Interest credited to policyholders’ account balances	22,754	72,237	378,941	350,821
Amortization of deferred policy acquisition costs	(97,621)	19,554	344,394	332,217
General administrative and other expenses	90,426	99,735	303,634	275,486

Total benefits and expenses	$3,504	$151,640	$1,067,029	$956,804

Income (loss) from operations before income taxes	$348,371	$74,233	$56,366	$(151,704)

Income tax (benefit) expense	113,778	(4,925)	(18,630)	(96,801)

NET INCOME (LOSS)	$234,593	$79,158	$74,996	$(54,903)

Change in net unrealized investment gains (losses), net of taxes (1)	27,849	110,593	81,575	168,248

COMPREHENSIVE INCOME	$262,442	$189,751	$156,571	$113,345

(1)

Amounts are net of tax benefits (expense) of $(15.3) million and $(60.6) million for the three months ended September 30, 2010 and 2009, respectively; and $(44.7) million and $(92.2) million for the nine months ended September 30, 2010 and 2009, respectively.

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation

Unaudited Interim Statement of Equity

Nine Months Ended September 30, 2010 and 2009 (in thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total equity

Balance, December 31, 2009	$2,500	$974,921	$798,170	$132,318	$1,907,909
Net income	-	-	74,996	-	74,996
Contribution from/(to) parent	-	34,334	-	-	34,334
Other comprehensive income, net of taxes	-	-	-	81,575	81,575

Balance, September 30, 2010	$2,500	$1,009,255	$873,166	$213,893	$2,098,814

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total equity

Balance, December 31, 2008	$2,500	$974,921	$729,100	$(5,946)	$1,700,575
Net loss	-	-	(54,903)	-	(54,903)
Impact of adoption of new guidance for other-than-temporary impairments of debt securities, net of taxes	-	-	8,707	(8,707)	-
Distribution from/(to) parent	-	-	(23,192)	-	(23,192)
Other comprehensive income, net of taxes	-	-	-	168,248	168,248

Balance, September 30, 2009	$2,500	$974,921	$659,712	$153,595	$1,790,728

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation

Unaudited Interim Statements of Cash Flows

Nine Months Ended September 30, 2010 and 2009 (in thousands)

	Nine months ended September 30, 2010	Nine months ended September 30, 2009
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income/(loss)	$74,996	$(54,903)
Adjustments to reconcile net income to net cash provided by operating activities:
Policy charges and fee income	65,016	126,252
Realized investment (gains) losses, net	(47,109)	(6,805)
Amortization and depreciation	(12,149)	(9,501)
Interest credited to policyholders’ account balances	186,094	257,239
Change in:
Future policy benefit reserves	125,656	(17,681)
Accrued investment income	1,431	6,293
Trading account assets	1,179	(9,920)
Net receivable (payable) to affiliates	97,225	29,457
Deferred sales inducements	84,378	(67,131)
Deferred policy acquisition costs	56,839	(120,530)
Income taxes payable (receivable)	175,712	(85,575)
Reinsurance recoverable	(165,822)	(76,277)
Other, net	(50,044)	(84,969)

Cash Flows From (Used In) Operating Activities	$593,402	$(114,051)

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Proceeds from the sale/maturity of:
Fixed maturities, available for sale	$1,012,756	$6,020,101
Equity Securities, available for sale	6,978	11,624
Commercial mortgage and other loans	10,516	52,051
Trading account assets	5,161	5,722
Policy loans	822	45
Other long-term investments	401	374
Short-term investments	4,009,698	4,635,665
Payments for the purchase/origination of:
Fixed maturities, available for sale	(663,814)	(2,932,061)
Equity Securities, available for sale	(5,000)	(17,500)
Commercial mortgage and other loans	(36,892)	(10,495)
Trading account assets	(3,464)	(23,191)
Policy loans	(1,970)	(238)
Other long-term investments	(48,580)	(11,436)
Short-term investments	(3,609,078)	(4,609,670)
Notes receivable from parent and affiliates, net	13,712	-
Other, net	(457)	-

Cash Flows From Investing Activities	$690,789	$3,120,991

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Capital contribution from (to) Parent	$34,334	$(23,192)
Decrease in future fees payable to PAI, net	-	(734)
Cash collateral for loaned securities	(70,679)	185,214
Securities sold under agreement to repurchase	(602)	-
Repayments of debt (maturities longer than 90 days)	-	(4,547)
Net increase (decrease) in short-term borrowing	134,307	(183,267)
Drafts outstanding	4,710	3,702
Policyholders’ account balances
Deposits	2,263,765	2,754,641
Withdrawals	(3,719,228)	(5,761,928)

Cash Flows Used in Financing Activities	$(1,353,393)	$(3,030,111)

Net increase in cash and cash equivalents	(69,202)	(23,171)
Cash and cash equivalents, beginning of period	71,548	26,549

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,346	$3,378

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

1.	BUSINESS

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

The Company develops long-term savings and retirement products, which are distributed through its affiliated broker/dealer, Prudential Annuities Distributors, Incorporated (“PAD”), formerly known as American Skandia Marketing, Inc., which is a wholly owned subsidiary of PAI. The Company currently issues variable and fixed deferred and immediate annuities for individuals and groups in the United States of America.

The Company is engaged in a business that is highly competitive because of the large number of stock and mutual life insurance companies and other entities engaged in marketing long-term savings and retirement products, including insurance products, and individual and group annuities.

Beginning in March 2010, with very limited exceptions, the Company has ceased offering its existing variable annuity products (and where offered, the companion market value adjustment option) to new investors upon the launch of a new product in each of Pruco Life Insurance Company and Pruco Life Insurance Company of New Jersey (which are affiliates of the Company within the Prudential Annuities business unit of Prudential Financial). In general, the new product line offers the same optional living benefits and optional death benefits as offered by the Company’s existing variable annuities. However, subject to applicable contractual provisions and administrative rules, the Company will continue to accept subsequent purchase payments on inforce contracts under existing annuity products. These initiatives are being implemented to create operational and administrative efficiencies by offering a single product line of annuity products from a more limited group of legal entities. In addition, by limiting its variable annuity offerings to a single product line sold through one insurer (and its affiliate, for New York sales), the Prudential Annuities business unit of Prudential Financial expects to convey a more focused, cohesive image in the marketplace.

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

Fixed maturities are comprised of bonds, notes and redeemable preferred stock. Fixed maturities classified as “available for sale” are carried at fair value. See Note 7 for additional information regarding the determination of fair value. The amortized cost of fixed maturities is adjusted for amortization of premiums and accretion of discounts to maturity. Interest income, as well as the related amortization of premium and accretion of discount is included in “Net investment income” under the effective yield method. For mortgage-backed and asset-backed securities, the effective yield is based on estimated cash flows, including prepayment assumptions based on data from widely accepted third-party data sources or internal estimates. In addition to prepayment assumptions, cash flow estimates vary based on assumptions regarding the underlying collateral including default rates and changes in value. These assumptions can significantly impact income recognition and the amount of other-than-temporary impairments recognized in earnings and other comprehensive income. For high credit quality mortgage-backed and asset-backed securities (those rated AA or above), cash flows are provided quarterly, and the amortized cost and effective yield of the security are adjusted as necessary to reflect historical prepayment experience and changes in estimated future prepayments. The adjustments to amortized cost are recorded as a charge or credit to net investment income in accordance with the retrospective method. For asset-backed and mortgage-backed securities rated below AA, the effective yield is adjusted prospectively for any changes in estimated cash flows. See the discussion below on realized investment gains and losses for a description of the accounting for impairments as well as the impact of the Company’s adoption on January 1, 2009 of new authoritative guidance for the recognition and presentation of other-than-temporary impairments for debt securities. Unrealized gains and losses on fixed maturities classified as “available for sale,” net of tax, and the effect on deferred policy acquisition costs, valuation of business acquired, deferred sales inducements and future policy benefits that would result from the realization of unrealized gains and losses, are included in “Accumulated other comprehensive income (loss).”

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

Derivative Financial Instruments

Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices or the values of securities. Derivative financial instruments we generally use include swaps, options, and futures and may be exchange-traded or contracted in the over-the-counter market. Derivative positions are carried at fair value, generally by obtaining quoted market prices or through the use of valuation models. Values can be affected by changes in interest rates, foreign exchange rates, equity risks, credit spreads, market volatility and liquidity. Values can also be affected by changes in estimates and assumptions including those related to counterparty behavior and non-performance risk used in valuation models.

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

Derivatives are recorded as assets, within “Other long-term investments or as liabilities, within “Other liabilities,” except for embedded derivatives, which are recorded with the associated host contract. The Company nets the fair value of all derivative financial instruments with counterparties for which a master netting arrangement has been executed. As discussed in detail below and in Note 8, all realized and unrealized changes in fair value of derivatives, with the exception of the effective portion of cash flow hedges, are recorded in current earnings. Cash flows from these derivatives are reported in the operating and investing activities sections in the Unaudited Interim Statements of Cash Flows.

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

Adoption of New Accounting Pronouncements

In March 2010, the FASB issued updated guidance that amends and clarifies the accounting for credit derivatives embedded in interests in securitized financial assets. This new guidance eliminates the scope exception for embedded credit derivatives (except for those that are created solely by subordination) and provides new guidance on how the evaluation of embedded credit derivatives is to be performed. This new guidance is effective for the first interim reporting period beginning after June 15, 2010. The Company’s adoption of this guidance effective with the interim reporting period ending September 30, 2010 did not have a material effect on the Company’s financial position, results of operations, and financial statement disclosures.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

3.	ACCOUNTING POLICIES AND ACCOUNTING PRONOUNCEMENTS (continued)

In January 2010, the FASB issued updated guidance that requires new fair value disclosures about significant transfers between Level 1 and 2 measurement categories and separate presentation of purchases, sales, issuances, and settlements within the roll forward of Level 3 activity. Also, this updated fair value guidance clarifies the disclosure requirements about level of disaggregation and valuation techniques and inputs. This new guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of Level 3 activity, which are effective for interim and annual reporting periods beginning after December 15, 2010. The Company adopted the effective portions of this guidance on January 1, 2010. The required disclosures are provided in Note 7 and Note 8. The Company will provide the required disclosures about purchases, sales, issuances, and settlements in the roll forward of Level 3 activity in the interim reporting period ending March 31, 2011.

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

Future Adoption of New Accounting Pronouncements

In October 2010, the FASB issued guidance to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. Under the new guidance acquisition costs are to include only those costs that are directly related to the acquisition or renewal of insurance contracts by applying a model similar to the accounting for loan origination costs. An entity may defer incremental direct costs of contract acquisition that are incurred in transactions with independent third parties or employees as well as the portion of employee compensation costs related to underwriting, policy issuance and processing, medical inspection, and contract selling for successfully negotiated contracts. Additionally, an entity may capitalize as a deferred acquisition cost only those advertising costs meeting the capitalization criteria for direct-response advertising. This change is effective for fiscal years beginning after December 15, 2011 and interim periods within those years. Early adoption as of the beginning of a fiscal year is permitted. The guidance is to be applied prospectively upon the date of adoption, with retrospective application permitted, but not required. The Company will adopt this guidance effective January 1, 2012. The Company is currently assessing the impact of the guidance on the Company’s consolidated financial position, results of operations, and financial statement disclosures.

In July 2010, the FASB issued updated guidance that requires enhanced disclosures related to the allowance for credit losses and the credit quality of a company’s financing receivable portfolio. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The Company will provide the required disclosures in the annual reporting period ending December 31, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning after December 15, 2010. The Company will provide these required disclosures in the interim reporting period ending March 31, 2011.

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

Commencing in 2003, the Company received formal requests for information from the SEC and the New York Attorney General’s Office (“NYAG”) relating to market timing in variable annuities by certain American Skandia entities. In connection with these investigations, with the approval of Skandia, an offer was made by American Skandia to the SEC and NYAG, to settle these matters by paying restitution and a civil penalty. In April 2009, AST Investment Services, Inc., formerly named American Skandia Investment Services, Inc. (“ASISI”), reached a resolution of these previously disclosed investigations by the SEC and the NYAG into market timing related misconduct involving certain variable annuities. The settlements relate to conduct that generally occurred between January 1998 and September 2003. Prudential Financial acquired ASISI from Skandia Insurance Company Ltd (publ) (“Skandia”) in May 2003. Subsequent to the acquisition, the Company implemented controls, procedures and measures designed to protect customers from the types of activities involved in these investigations. These settlements resolve the investigations by the above named authorities into these matters, subject to the settlement terms. Under the terms of the settlements, ASISI has paid a total of $34 million in disgorgement and an additional $34 million as a civil money penalty into a Fair Fund administered by the SEC to compensate those harmed by the market timing related activities. Pursuant to the settlements, ASISI has retained, at its ongoing cost and expense, the services of an Independent Distribution consultant acceptable to the Staff of the SEC to develop a proposed plan for the distribution of Fair Fund amounts according to a methodology developed in consultation with and acceptable to the Staff. As part of these settlements, ASISI hired an independent third party which conducted a compliance review and issued a report of its findings and recommendations to ASISI’s Board of Directors, the Audit Committee of the Advanced Series Trust Board of Trustees and the Staff of the SEC. In addition, ASISI has agreed, among other things, to continue to cooperate with the SEC and NYAG in any litigation, ongoing investigations or other proceedings relating to or arising from their investigations into these matters. Under the terms of the Acquisition Agreement pursuant to which Prudential Financial acquired ASISI from Skandia, Prudential Financial was indemnified for the settlements. In August 2010, the SEC approved the plan of distribution.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

4.	CONTINGENT LIABILITIES AND LITIGATION (continued)

During the third quarter of 2004, the Company identified a system-generated calculation error in its annuity contract administration system that existed prior to the Acquisition. This error related to the calculation of amounts due to customers for certain transactions subject to a market value adjustment upon the surrender or transfer of monies out of their annuity contract’s fixed allocation options. The error resulted in an underpayment to policyholders, as well as additional anticipated costs to the Company associated with remediation, breakage and other losses. The Company’s consultants have developed the systems functionality to compute remediation amounts and are in the process of running the computations on affected contracts. The Company contacted state insurance regulators and commenced its outreach to customers on November 12, 2007. The final group of remaining contracts will require manual calculations and we expect these to be remediated by end of the first quarter 2011. Prudential Financial previously advised Skandia that a portion of the remediation and related administrative costs are subject to the indemnification provisions of the Acquisition Agreement. The Company resolved its indemnification claims with Skandia.

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

The Company is charged for its share of employee benefits expenses. These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Some of these benefits are based on earnings and length of service. Other benefits are based on an account balance, which takes into consideration age, service and earnings during career. The Company’s share of net expense for the pension plans was $1.0 million and $1.4 million for the three months ended September 30, 2010 and 2009, respectively and $3.8 million and $4.2 million for the nine months ended September 30, 2010 and 2009, respectively.

Prudential Insurance sponsors voluntary savings plans for the Company’s employees (“401(k) plans”). The 401(k) plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The expense charged to the Company for the matching contribution to the 401(k) plans was $0.5 million and $0.8 million for the three months ended September 30, 2010 and 2009, respectively and $1.8 million and $2.2 million for the nine months ended September 30, 2010 and 2009, respectively.

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

On May 1, 2004, the Company entered into a $500 million credit facility agreement with Prudential Funding, LLC, as the lender. During 2009, the credit facility agreement was increased to $900 million. As of September 30, 2010 and December 31, 2009, $188.9 million and $54.6 million, respectively, was outstanding under this credit facility.

Reinsurance Agreements

The Company uses reinsurance as part of its risk management and capital management strategies for certain of its optional living benefit features.

During 2009, the Company entered into two reinsurance agreements with an affiliate as part of its risk management and capital management strategies. Effective August 24, 2009, the Company entered into a coinsurance agreement with Pruco Reinsurance, Ltd (“Pruco Re”) providing for the 100% reinsurance of its Highest Daily Lifetime 6 Plus (“HD6 Plus”) and Spousal Highest Daily Lifetime 6 Plus (“SHD6 Plus”) benefit features sold on certain of its annuities. Fees ceded on this agreement, included in “Realized investments (losses) gains, net” on the financial statements, were $13.6 million and $29.9 million for the three and nine months ended September 30, 2010. Effective June 30, 2009, the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Highest Daily Lifetime 7 Plus (“HD7 Plus”) and Spousal Highest Daily Lifetime 7 Plus (“SHD7 Plus”) benefit features sold on certain of its annuities. Fees ceded on this agreement, included in “Realized investments (losses) gains, net” on the financial statements, were $17.3 million and $5.5 for the three months ended September 30, 2010 and 2009, respectively; and $49.7 million and $6.6 million for the nine months ended September 30, 2010 and 2009 respectively.

During 2008, the Company entered into three reinsurance agreements with an affiliate as part of its risk management and capital management strategies. Effective January 28, 2008, the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Highest Daily Lifetime Seven (“HD7”) and Spousal Highest Daily Lifetime Seven (“SHD7”) benefit features sold on certain of its annuities. Fees ceded on this agreement, included in “Realized investments (losses) gains, net” on the financial statements, were $9.3 million and $8.7 million for the three months ended September 30, 2010 and 2009, respectively; and $27.6 million and $23.9 million for the nine months ended September 30, 2010 and 2009 respectively. Effective January 28, 2008, the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Guaranteed Return Option Plus (“GRO Plus”) benefit feature sold on certain of its annuities. This agreement was amended effective January 1, 2010 to include a form of the GRO Plus benefit feature (“GRO Plus II”) on business issued after November 16, 2009. Fees ceded on this agreement, included in “Realized investments (losses) gains, net” on the financial statements, were $3.0 million and $1.7 million for the three months ended September 30, 2010 and 2009, respectively; and $9.0 million and $2.7 million for the nine months ended September 30, 2010 and 2009 respectively. Effective January 28, 2008 the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Highest Daily Guaranteed Return Option (“HD GRO”) benefit feature sold on certain of its annuities. This agreement was amended effective January 1, 2010 to include a form of the HD GRO benefit feature (“HD GRO II”) on business issued after November 16, 2009. Fees ceded on this agreement, included in “Realized investments (losses) gains. net” on the financial statements, were $1.4 million and $617 thousand for the three months ended September 30, 2010 and 2009, respectively; and $3.8 million and $1.5 million for the nine months ended September 30, 2010 and 2009 respectively.

During 2007, the Company amended the reinsurance agreements it entered into in 2005 covering its Lifetime Five benefit (“LT5”). The coinsurance agreement entered into with Prudential Insurance in 2005 provided for the 100% reinsurance of its LT5 feature sold on business prior to May 6, 2005. This agreement was recaptured effective August 1, 2007. Effective July 1, 2005, the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its LT5 feature sold on business after May 5, 2005 as well as for riders issued on or after March 15, 2005 forward on business in-force before March 15, 2005. This agreement was amended effective August 1, 2007 to include the reinsurance of business sold prior to May 6, 2005 that was previously reinsured to Prudential Insurance. Fees ceded under these agreements, included in “Realized investments (losses) gains, net” on the financial statements, were $8.7 million and $8.6 million for the three months ended September 30, 2010 and 2009, respectively; and $26.6 million and $23.9 million for the nine months ended September 30, 2010 and 2009 respectively.

During 2006, the Company entered into two reinsurance agreements with Pruco Re as part of its risk management and capital management strategies. Effective November 20, 2006, the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Highest Daily Lifetime Five benefit (“HDLT5”) feature. Fees ceded on this agreement, included in “Realized investments (losses) gains, net” on the financial statements, were $3.6 million and $3.7 million for the three months ended September 30, 2010 and 2009, respectively; and $10.8 million and $11.1 million for the nine months ended September 30, 2010 and 2009 respectively. Effective March 20, 2006, the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Spousal Lifetime Five benefit (“SLT5”) feature. Fees ceded on this agreement, included in “Realized Investments (losses) gains, net” on the financial statements, were $2.6 million and $2.6 million for the three months ended September 30, 2010 and 2009, respectively; and $8.0 million and $7.1 million for the nine months ended September 30, 2010 and 2009 respectively.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

5.	RELATED PARTY TRANSACTIONS (continued)

During 2004, the Company entered into two reinsurance agreements with affiliates as part of our risk management and capital management strategies. We entered into a 100% coinsurance agreement with Prudential Insurance providing for the reinsurance of its GMWB. Fees ceded on this agreement, included in “Realized investments (losses) gains, net” on the financial statements, were $537 thousand, and $582 thousand for the three months ended September 30, 2010 and 2009, respectively; and $1.7 million and $1.7 million for the nine months ended September 30, 2010 and 2009, respectively. The Company also entered into a 100% coinsurance agreement with Pruco Re providing for the reinsurance of its guaranteed return option (“GRO”). In prior years, the Company entered into reinsurance agreements to provide additional capacity for growth in supporting the cash flow strain from the Company’s variable annuity and variable life insurance business. Fees ceded on this agreement, included in “Realized investments (losses) gains, net” on the financial statements, were $1.7 million and $1.6 million for the three months ended September 30, 2010 and 2009, respectively; and $4.5 million and $3.0 million for the nine months ended September 30, 2010 and 2009 respectively.

Affiliated Asset Administration Fee Income

In accordance with an agreement with AST Investment Services, Inc., formerly known as American Skandia Investment Services, Inc, the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust, formerly known as American Skandia Trust. Income received from AST Investment Services, Inc. related to this agreement was $59.0 million and $41.1 million, for the three months ended September 30, 2010 and 2009, respectively; and $174.1 million and $96.8 million for the nine months ended September 30, 2010 and 2009 respectively. These revenues are recorded as “Asset administration fees” in the Unaudited Interim Statements of Operations and Comprehensive Income.

Derivative Trades

In the ordinary course of business, the Company enters into over-the-counter (“OTC”) derivative contracts with an affiliate, Prudential Global Funding, LLC. For these OTC derivative contracts, Prudential Global Funding, LLC has a substantially equal and offsetting position with an external counterparty.

Sale of Fixed Maturities to an Affiliate

During 2010, the Company sold fixed maturity securities to Prudential Insurance and Pruco Re. These securities were recorded at an amortized cost of $402.5 million and a fair value of $436.8 million. The net difference between historic amortized cost and the fair value was $34.3 million and was recorded as a capital contribution on the Company’s financial statements.

6.	INVESTMENTS

Fixed Maturities and Equity Securities

The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) as of the dates indicated:

	September 30, 2010

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary impairments in AOCI (3)
	(in thousands)
Fixed maturities, available for sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$286,447	$16,235	$-	$302,682	$-
Obligations of U.S. states and their political subdivisions	70,394	10,678	-	81,072	-
Foreign government bonds	123,491	19,240	-	142,731	-
Corporate securities	4,126,833	581,617	912	4,707,538	(236)
Asset-backed securities (1)	209,003	15,751	11,226	213,528	(12,805)
Commercial mortgage-backed securities	459,614	41,587	-	501,201	-
Residential mortgage-backed securities (2)	455,880	30,587	12	486,455	(78)

Total fixed maturities, available for sale	$5,731,662	$715,695	$12,150	$6,435,207	$(13,119)

Equity securities, available for sale	$14,950	$3,673	$26	$18,597	$-

(1)	Includes credit tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(3)

Represents the amount of other-than-temporary impairment losses in “Accumulated other comprehensive income (loss),” or “AOCI,” which were not included in earnings. Amount excludes $3.6 million of net unrealized gains on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

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

The amortized cost and fair value of fixed maturities by contractual maturities at September 30, 2010 are as follows:

	Available for sale
	Amortized Cost	Fair value
	(in thousands)
Due in one year or less	$257,382	$266,016
Due after one year through five years	2,797,074	3,128,512
Due after five years through ten years	1,059,996	1,235,675
Due after ten years	492,713	603,820
Asset backed securities	209,003	213,528
Commercial mortgage backed securities	459,614	501,201
Residential mortgage-backed securities	455,880	486,455

Total	$5,731,662	$6,435,207

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

The following table depicts the sources of fixed maturity proceeds and related gross investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Fixed maturities, available for sale:
Proceeds from sales	$276,733	$890,425	$755,903	$5,696,227
Proceeds from maturities/repayments	83,806	149,572	294,748	593,568
Gross investment gains from sales, prepayments and maturities	1,017	36,509	9,458	178,588
Gross investment losses from sales and maturities	-	(223)	(1,423)	(1,429)

Fixed maturity and equity security impairments:
Net writedowns for other-than-temporary impairment losses on fixed maturities recognized in earnings(1)	$(393)	$(5,123)	$(2,482)	$(11,353)
Writedowns for impairments on equity securities	$-	$(22)	$-	$(1,866)

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

Credit losses recognized in earnings on fixed maturity securities held by the Company for which a portion of the OTTI loss was recognized in OCI	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
	(in thousands)
Balance, beginning of period	$13,911	$13,038
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(192)	(809)
Credit loss impairments previously recognized on securities impaired to fair value during the period (1)	-	-
Credit loss impairment recognized in the current period on securities not previously impaired	-	-
Additional credit loss impairments recognized in the current period on securities previously impaired	394	1,688
Increases due to the passage of time on previously recorded credit losses	126	491
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(140)	(309)

Balance, September 30, 2010	$14,099	$14,099

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

Trading Account Assets

The following table sets forth the composition of the Company’s trading account assets as of the dates indicated:

	September 30, 2010		December 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)		(in thousands)
Fixed maturities:
Asset-backed securities	$65,487	$70,908	$63,410	$70,198

Total fixed maturities	65,487	70,908	63,410	70,198
Equity securities	8,061	8,184	9,603	9,694

Total trading account assets	$73,548	$79,092	$73,013	$79,892

The net change in unrealized gains (losses) from trading account assets still held at period end, recorded within “Asset administration fees and other income” was $(0.1) million and $1.7 million during the three months ended September 30, 2010 and 2009, respectively, and $(1.3) million and $10.5 million during the nine months ended September 30, 2010 and 2009, respectively.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

6.	INVESTMENTS (continued)

Net Investment Income

Net investment income for the three and nine months ended September 30, 2010 and 2009 was from the following sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

	(in thousands)		(in thousands)
Fixed maturities, available for sale	$87,839	$111,824	$269,192	$380,279
Equity securities, available for sale	206	216	617	650
Policy loans	1,105	170	676	485
Short-term investments and cash equivalents	309	406	1,099	2,310
Other long-term investments	856	120	1,213	206
Trading account assets	883	895	2,511	2,761
Commercial mortgage and other loans	6,667	5,214	19,694	14,809

Gross investment income	97,865	118,845	295,002	401,500
Less investment expenses	(2,059)	(2,320)	(6,293)	(8,094)

Net investment income	$95,806	$116,525	$288,709	$393,406

Realized Investment Gains (Losses), Net

Realized investment gains (losses), net, for the three and nine months ended September 30, 2010 and 2009 were from the following sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

	(in thousands)		(in thousands)
Fixed maturities	$622	$31,163	$5,552	$165,806
Equity securities	210	(22)	(158)	(278)
Derivatives	(4,247)	(63,701)	42,638	(157,258)
Commercial mortgage and other loans	(963)	5,224	(961)	(1,589)
Other	3	5	38	124

Realized investment gains (losses), net	$(4,375)	$(27,331)	$47,109	$6,805

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

6.	INVESTMENTS (continued)

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

Net Unrealized Investment Gains and Losses on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs, Deferred Sales Inducements and Valuation of Business Acquired	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2009	$(8,543)	$4,341	$1,488	$(2,714)
Net investment gains (losses) on investments arising during the period	(3,178)	-	1,126	(2,052)
Reclassification adjustment for (gains) losses included in net income	2,232	-	(792)	1,440
Reclassification adjustment for OTTI losses excluded from net income (1)	(11)	-	4	(7)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs, deferred sales inducements and valuation of business acquired	-	829	(293)	536
Impact of net unrealized investment (gains) losses on future policy benefits	-	-	-	-
Impact of net unrealized investment (gains) losses on policyholders’ dividends	-	-	-	-

Balance, September 30, 2010	$(9,500)	$5,170	$1,533	$(2,797)

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

All Other Net Unrealized Investment Gains and Losses in AOCI

	Net Unrealized Gains (Losses) on Investments (2)	Deferred Policy Acquisition Costs, Deferred Sales Inducements and Valuation of Business Acquired	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2009	$451,879	$(242,840)	$(74,007)	$135,032
Net investment gains (losses) on investments arising during the period	277,273	-	(98,155)	179,118
Reclassification adjustment for (gains) losses included in net income	(7,627)	-	2,700	(4,927)
Reclassification adjustment for OTTI losses excluded from net income (1)	11	-	(4)	7
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs, deferred sales inducements and valuation of business acquired	-	(143,247)	50,708	(92,539)
Impact of net unrealized investment (gains) losses on future policy benefits	-	-	-	-
Impact of net unrealized investment (gains) losses on policyholders’ dividends	-	-	-	-

Balance, September 30, 2010	$721,536	$(386,087)	$(118,758)	$216,691

(1)	Represents “transfers out” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.
(2)	Includes cash flow hedges. See Note 8 to the Unaudited Interim Financial Statements included herein for additional discussion of our cash flow hedges.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

6.    INVESTMENTS (continued)

The table below presents net unrealized gains (losses) on investments by asset class as of the dates indicated:

	September 30, 2010	December 31, 2009
	(in thousands)
Fixed maturity securities on which an OTTI loss has been recognized	$(9,500)	$(8,543)
Fixed maturity securities, available for sale – all other	713,045	445,470
Equity securities, available for sale	3,647	1,527
Affiliated Notes	6,548	5,522
Derivatives designated as Cash Flow Hedges (1)	(1,704)	(640)

Total net unrealized gains (losses) on investments	$712,036	$443,336

(1)	See Note 8 for more information on cash flow hedges.

Duration of Gross Unrealized Loss Positions for Fixed Maturities and Equity Securities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities and equity securities have been in a continuous unrealized loss position, as of the dates indicated:

	September 30, 2010
	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)

Fixed maturities, available for sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$-	$-	$-	$-	$-	$-
Corporate securities	10,098	560	2,903	352	13,001	912
Asset-backed securities	27,826	279	39,755	10,947	67,581	11,226
Commercial mortgage-backed securities	-	-	-	-	-	-
Residential mortgage-backed securities	-	-	648	12	648	12

Total	$37,924	$839	$43,306	$11,311	$81,230	$12,150

Equity securities, available for sale	$-	$-	$767	$26	$767	$26

	December 31, 2009
	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Fixed maturities, available for sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$240,337	$9,911	$1,648	$53	$241,985	$9,964
Corporate securities	101,915	1,727	114,094	5,061	216,009	6,788
Asset-backed securities	9,886	4,979	37,384	5,423	47,270	10,402
Commercial mortgage-backed securities	5,104	25	128,593	7,904	133,697	7,929
Residential mortgage-backed securities	646	77	-	-	646	77

Total	$357,888	$16,719	$281,719	$18,441	$639,607	$35,160

Equity securities, available for sale	$5,090	$375	$698	$95	$5,788	$470

The gross unrealized losses, related to fixed maturities at September 30, 2010 and December 31, 2009 are composed of $9.4 million and $30.6 million related to high or highest quality securities based on NAIC or equivalent rating and $2.7 million and $4.5 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. At September 30, 2010, $9.0 million of the gross unrealized losses represented declines in value of greater than 20%, $2 thousand of which had been in that position for less than six months, as compared to $7.3 million at December 31, 2009 that represented declines in value of greater than 20%, $0.4 million of which had been in that position for less than six months. At September 30, 2010, the $ 11.3 million of gross unrealized losses of twelve months or more were concentrated in asset backed securities and corporate securities. At December 31, 2009, the $18.4 million of gross unrealized losses of twelve months or more were concentrated in asset backed securities, and in the manufacturing services and finance sectors of the Company’s corporate securities. In accordance with its policy described in Note 3, the Company concluded that an adjustment to earnings for other-than-temporary impairments for these securities was not warranted at September 30, 2010 or December 31, 2009. These conclusions are based on a detailed analysis of the underlying credit and cash flows on each security. The gross unrealized losses are primarily attributable to credit spread widening and increased liquidity discounts. At September 30, 2010, the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before the anticipated recovery of its remaining amortized cost basis.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

6.	INVESTMENTS (continued)

At September 30, 2010 and December 31, 2009, there were no gross unrealized losses, related to equity securities that represented declines of greater than 20%. Perpetual preferred securities have characteristics of both debt and equity securities. Since an impairment model similar to fixed maturity securities is applied to these securities, an other-than-temporary impairment has not been recognized on certain perpetual preferred securities that have been in a continuous unrealized loss position for twelve months or more as of September 30, 2010 and December 31, 2009. In accordance with its policy described in Note 3, the Company concluded that an adjustment for other-than-temporary impairments for these equity securities was not warranted at September 30, 2010 or December 31, 2009.

7.    FAIR VALUE OF ASSETS AND LIABILITIES

Fair Value Measurement – Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The authoritative guidance around fair value established a framework for measuring fair value that includes a hierarchy used to classify the inputs used in measuring fair value. The hierarchy prioritizes the inputs to valuation techniques into three levels. The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. The levels of the fair value hierarchy are as follows:

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

Level 2 – Fair value is based on significant inputs, other than Level 1 inputs, that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability through corroboration with observable market data. Level 2 inputs include quoted market prices in active markets for similar assets and liabilities, quoted market prices in markets that are not active for identical or similar assets or liabilities and other market observable inputs. The Company’s Level 2 assets and liabilities include: fixed maturities (corporate public and private bonds, most government securities, certain asset- and mortgage-backed securities, etc.), certain equity securities (mutual funds, which do not actively trade and are priced based on a net asset value), short-term investments and certain cash equivalents (primarily commercial paper), and certain over-the-counter derivatives. Valuations are generally obtained from third party pricing services for identical or comparable assets or liabilities or through the use of valuation methodologies using observable market inputs. Prices from services are validated through comparison to trade data and internal estimates of current fair value, generally developed using market observable inputs and economic indicators.

Level 3 – Fair value is based on at least one or more significant unobservable inputs for the asset or liability. These inputs reflect the Company’s assumptions about the inputs market participants would use in pricing the asset or liability. The Company’s Level 3 assets and liabilities primarily include: certain private fixed maturities and equity securities, certain manually priced public equity securities and fixed maturities, certain highly structured over-the-counter derivative contracts, and embedded derivatives resulting from certain products with guaranteed benefits. Prices are determined using valuation methodologies such as option pricing models, discounted cash flow models and other similar techniques. Non-binding broker quotes, which are utilized when pricing service information is not available, are reviewed for reasonableness based on the Company’s understanding of the market, and are generally considered Level 3. Under certain conditions, based on its observations of transactions in active markets, the Company may conclude the prices received from independent third party pricing services or brokers are not reasonable or reflective of market activity. In those instances, the Company may choose to over-ride the third-party pricing information or quotes received and apply internally developed values to the related assets or liabilities. To the extent the internally developed valuations use significant unobservable inputs, they are classified as Level 3. As of September 30, 2010 and December 31, 2009 these over-rides on a net basis were not material.

Inactive Markets - During 2009 and continuing through the first quarter of 2010, the Company observed that the volume and level of activity in the market for asset-backed securities collateralized by sub-prime mortgages remained at historically low levels. This stood in particular contrast to the markets for other structured products with similar cash flow and credit profiles. The Company also observed significant implied relative liquidity risk premiums, yields, and weighting of “worst case” cash flows for asset-backed securities collateralized by sub-prime mortgages in comparison with its own estimates for such securities. In contrast, the liquidity of other spread-based asset classes, such as corporate bonds, high yield and consumer asset-backed securities, such as those collateralized by credit cards or autos, which were previously more correlated with sub-prime securities, improved beginning in the

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

7.  FAIR VALUE OF ASSETS AND LIABILITIES (continued)

second quarter of 2009. Based on this information, the Company concluded as of June 30, 2009 and continuing through March 31, 2010 that the market for asset-backed securities collateralized by sub-prime mortgages was inactive and also determined the pricing quotes it received were based on limited market transactions, calling into question their representation of observable fair value. As a result, the Company considered both third-party pricing information and an internally developed price based on a discounted cash flow model in determining the fair value of certain of these securities as of June 30, 2009 through March 31, 2010. Based on the unobservable inputs used in the discounted cash flow model and the limited observable market activity, the Company classified these securities within Level 3 as of June 30, 2009 through March 31, 2010.

Beginning in the second quarter of 2010, the Company observed an increasingly active market, as evidence of orderly transactions in asset-backed securities collateralized by sub-prime mortgages became more apparent. Additionally, the valuation based on the pricing the Company received from independent pricing services was not materially different from its internal estimates of current market value for these securities. As a result, where third party pricing information based on observable inputs was used to fair value the security, and based on the assessment that the market has been becoming increasingly active, the Company has reported fair values for these asset-backed securities collateralized by sub-prime mortgages in Level 2 since June 30, 2010. As of September 30, 2010, the fair value of these securities included in Level 2 was $16.0 million included in Fixed Maturities Available for Sale – Asset-Backed Securities.

Asset and Liabilities by Hierarchy Level -The tables below present the balances of assets and liabilities measured at fair value on a recurring basis, as of the dates indicated.

	As of September 30, 2010

	Level 1	Level 2	Level 3	Total

	(in thousands)
Fixed maturities, available for sale:
U.S. government securities	$-	$302,682	$-	$302,682
State and municipal securities	-	81,072	-	81,072
Foreign government securities	-	142,731	-	142,731
Corporate Securities	-	4,630,195	77,343	4,707,538
Asset-backed securities	-	159,941	53,587	213,528
Commercial mortgage-backed securities	-	501,201	-	501,201
Residential mortgage-backed securities	-	486,455	-	486,455

Sub-total	$-	$6,304,277	$130,930	$6,435,207
Trading account assets:
Asset backed securities	-	70,908	-	70,908
Equity Securities	8,184	-	-	8,184

Sub-total	$8,184	$70,908	$-	$79,092

Equity securities, available for sale	17,095	1,502	-	18,597
Short term investments	305,028	-	-	305,028
Cash equivalents	-	-	-	-
Other Long Term Investments	-	119,411	-	119,411
Reinsurance Recoverable	-	-	979,056	979,056
Other Assets	-	34,157	-	34,157

Sub-total excluding separate account assets	$330,307	$6,530,255	$1,109,986	$7,970,548

Separate account assets (1)	1,374,578	44,940,363	-	46,314,941

Total assets	$1,704,885	$51,470,618	$1,109,986	$54,285,489

Future policy benefits	-	-	982,707	982,707
Other liabilities	-	-	12	12

Total liabilities	$-	$-	$982,719	$982,719

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

7.   FAIR VALUE OF ASSETS AND LIABILITIES (continued)

	As of December 31, 2009(2)

	Level 1	Level 2	Level 3	Total

	(in thousands)
Fixed maturities, available for sale:
U.S. government securities	$-	$262,479	$-	$262,479
State and municipal securities	-	74,116	-	74,116
Foreign government securities	-	133,781	1,219	135,000
Corporate Securities	-	4,791,668	63,634	4,855,302

Asset-backed securities	-	170,045	43,794	213,839
Commercial mortgage-backed securities	-	548,582	-	548,582
Residential mortgage-backed securities	-	404,569	-	404,569

Sub-total	$-	$6,385,240	$108,647	$6,493,887
Trading account assets:
Asset backed securities	-	70,198	-	70,198
Equity Securities	9,694	-	-	9,694

Sub-total	$9,694	$70,198	$-	$79,892

Equity securities, available for sale	17,230	1,382	-	18,612
Short term investments	393,163	312,683	-	705,846
Cash equivalents	17	68,581	-	68,598
Reinsurance recoverable	-	-	40,351	40,351
Other Assets	-	33,133	-	33,133

Sub-total excluding separate account assets	$420,104	$6,871,217	$148,998	$7,440,319

Separate account assets (1)	1,008,077	40,440,635	-	41,448,712

Total assets	$1,428,181	$47,311,852	$148,998	$48,889,031

Future policy benefits	-	-	10,874	10,874
Other liabilities	-	8,384	53	8,437

Total liabilities	$-	$8,384	$10,927	$19,311

(1)

Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts.

(2)	Includes reclassifications to conform to current period presentation.

The methods and assumptions the Company uses to estimate fair value of assets and liabilities measured at fair value on a recurring basis are summarized below. Information regarding Separate Account Assets is excluded as the risk of assets for these categories is primarily borne by our customers and policyholders.

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

If the Company ultimately concludes that pricing information received from the independent pricing service is not reflective of market activity, non-binding broker quotes are used, if available. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may over-ride the information from the pricing service or broker with an internally developed valuation. As of September 30, 2010 and December 31, 2009 over-rides on a net basis were not material. Internally developed valuations or non-binding broker quotes are also used to determine fair value in circumstances where vendor pricing is not available. These estimates may use significant unobservable inputs, which reflect our own assumptions about the inputs market participants would use in pricing the asset. Circumstances where observable market data are not available may include events such as market illiquidity and credit events related to the security. Pricing service over-rides, internally developed valuations and non-binding broker quotes are generally included in Level 3 in our fair value hierarchy.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

7.  FAIR VALUE OF ASSETS AND LIABILITIES (continued)

The fair value of private fixed maturities, which are primarily comprised of investments in private placement securities, originated by internal private asset managers, are primarily determined using a discounted cash flow model. In certain cases these models primarily use observable inputs with a discount rate based upon the average of spread surveys collected from private market intermediaries who are active in both primary and secondary transactions, taking into account, among other factors, the credit quality and industry sector of the issuer and the reduced liquidity associated with private placements. Generally, these securities have been reflected within Level 2. For certain private fixed maturities, the discounted cash flow model may also incorporate significant unobservable inputs, which reflect the Company’s own assumptions about the inputs market participants would use in pricing the asset. To the extent management determines that such unobservable inputs are not significant to the price of a security, a Level 2 classification is made. Otherwise, a Level 3 classification is used.

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

Trading Account Assets – Trading account assets consist primarily of asset-backed and equity securities whose fair values are determined consistent with similar instruments described under “Fixed Maturity Securities” and under “Equity Securities.”

Equity Securities - Equity Securities consist principally of investments in common and preferred stock of publicly traded companies. The fair values of most publicly traded equity securities are based on quoted market prices in active markets for identical assets and are classified within Level 1 in the fair value hierarchy. The fair values of preferred equity securities are based on prices obtained from independent pricing services and, in order to validate reasonability, are compared with directly observed recent market trades. Accordingly, these securities are generally classified within Level 2 in the fair value hierarchy.

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

The majority of the Company’s derivative positions is traded in the OTC derivative market and is classified within Level 2 in the fair value hierarchy. OTC derivatives classified within Level 2 are valued using models generally accepted in the financial services industry that use actively quoted or observable market input values from external market data providers, third-party pricing vendors and/or recent trading activity. The fair values of most OTC derivatives, including interest rate swaps, cross currency swaps and single name credit default swaps are determined using discounted cash flow models. These models’ key assumptions include the contractual terms of the respective contract, along with significant observable inputs, including interest rates, currency rates, credit spreads, yield curves, index dividend yields and nonperformance risk and volatility and are classified as Level 2.

To reflect the market’s perception of its non-performance risk, the Company incorporates an additional spread over London Interbank Offered Rate (“LIBOR”) into the discount rate used in determining the fair value of OTC derivative assets and liabilities which are uncollateralized. Most OTC derivative contracts have bid and ask prices that are actively quoted or can be readily obtained from external market data providers. The Company’s policy is to use mid-market pricing in determining its best estimate of fair value and classify these derivative contracts as Level 2.

Derivatives classified as Level 3 include first-to-default credit basket swaps and other structured products. These derivatives are valued based upon models with some significant unobservable market inputs or inputs from less actively traded markets. The fair values of first-to-default credit basket swaps are derived from relevant observable inputs such as: individual credit default spreads, interest rates, recovery rates and unobservable model-specific input values such as correlation between different credits within the same basket. Other structured options and derivatives are valued using simulation models such as the Monte Carlo technique. The input values for look-back equity options are derived from observable market indices such as interest rates, dividend yields, equity indices as well as unobservable model-specific input values such as certain volatility parameters. Level 3 methodologies are validated through periodic comparison of the Company’s fair values to broker-dealer values. As of September 30, 2010, there were derivatives with the fair value of $12 thousand classified within Level 3, and all other derivatives were classified within Level 2. See Note 8 for more details on the fair value of derivative instruments by primary underlying.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

7.  FAIR VALUE OF ASSETS AND LIABILITIES (continued)

Cash Equivalents and Short-Term Investments - Cash equivalents and short-term investments include money market instruments, commercial paper and other highly liquid debt instruments. Money market instruments are generally valued using unadjusted quoted prices in active markets that are accessible for identical assets and are primarily classified as Level 1. The remaining instruments in the Cash Equivalents and Short-term Investments category are typically not traded in active markets; however, their fair values are based on market observable inputs and, accordingly, these investments have been classified within Level 2 in the fair value hierarchy.

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

Future Policy Benefits - Future policy benefits includes embedded derivatives related to guarantees on variable annuity contracts, including GMAB, GMWB and GMIWB. The fair values of the GMAB, GMWB and GMIWB liabilities are calculated as the present value of future expected benefit payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature and could result in an embedded derivative asset or liability. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The determination of these risk premiums requires the use of management judgment.

The Company is also required to incorporate the market perceived risk of its own non-performance in the valuation of the embedded derivatives associated with the optional living benefit features. Since insurance liabilities are senior to debt, the Company believes that reflecting the financial strength ratings of the Company in the valuation of the liability appropriately takes into consideration the Company’s own risk of non-performance. The Company incorporates an additional spread over LIBOR into the discount rate used in the valuations of the embedded derivatives associated with its optional living benefit features. The additional spread over LIBOR is determined taking into consideration publicly available information relating to the financial strength of the Company, as indicated by the credit spreads associated with funding agreements issued by an affiliated company. The Company adjusts these credit spreads to remove any liquidity risk premium. The additional spread over LIBOR incorporated into the discount rate as of September 30, 2010 generally ranged from 100 to 200 basis points for the portion of the interest rate curve most relevant to these liabilities.

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

Transfers between Levels 1 and 2 – During the three and nine months ended September 30, 2010, there were no material transfers between Level 1 and Level 2.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

7.  FAIR VALUE OF ASSETS AND LIABILITIES (continued)

Changes in Level 3 assets and liabilities - The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the three and nine months ended September 30, 2010, as well as the portion of gains or losses included in income for the three and nine months ended September 30, 2010 attributable to unrealized gains or losses related to those assets and liabilities still held at September 30, 2010.

	Three Months Ended September 30, 2010

	Fixed Maturities, Available For Sale – Corporate Securities	Fixed Maturities, Available For Sale – Foreign Government Bonds	Fixed Maturities, Available For Sale – Asset- Backed Securities	Reinsurance Recoverable

	(in thousands)
Fair value, beginning of period	$74,688	$1,206	$27,867	$677,171
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	-	-	-	252,547
Included in other comprehensive income (loss)	3,863	-	(16)	-
Net investment income	1,059	-	95	-
Purchases, sales, issuances, and settlements	(2,266)	-	25,641	49,338
Transfers into Level 3 (1)	-	-	-	-
Transfers out of Level 3 (1)	(1)	(1,206)	-	-

Fair value, end of period	$77,343	$0	$53,587	$979,056

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$-	$-	$-	$256,962
Asset administration fees and other income	$-	$-	$-	$-
Included in other comprehensive income (loss)	$3,730	$-	$(16)	$-

	Three Months Ended September 30, 2010

	Future Policy Benefits	Other Liabilities

	(in thousands)
Fair value, beginning of period	$(669,596)	$(52)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(261,460)	40
Purchases, sales, issuances, and settlements	(51,651)	-
Transfers into Level 3 (1)	-	-
Transfers out of Level 3 (1)	-	-

Fair value, end of period	$(982,707)	$(12)

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$(265,819)	$40
Interest credited to policyholders’ account balances	$-	$-
Included in other comprehensive income (loss)	$-	$-

(1)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(2)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

Transfers – Transfers out of Level 3 were typically due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company was able to validate. Transfers into Level 3 were primarily the result of unobservable inputs utilized within valuation methodologies and the use of broker quotes (that could not be validated) when previously, information from third party pricing services (that could be validated) was utilized.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

7.  FAIR VALUE OF ASSETS AND LIABILITIES (continued)

	Nine Months Ended September 30, 2010

	Fixed Maturities, Available For Sale – Corporate Securities	Fixed Maturities, Available For Sale – Foreign Government Bonds	Fixed Maturities, Available For Sale – Asset- Backed Securities	Reinsurance Recoverable

	(in thousands)
Fair value, beginning of period	$63,634	$1,219	$43,795	$40,351
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	-	-	(1,247)	800,812
Included in other comprehensive income (loss)	7,909	(12)	(1,231)	-
Net investment income	2,983	(1)	(108)	-
Purchases, sales, issuances, and settlements	(2,393)	-	29,800	137,893
Transfers into Level 3 (1)	5,210	-	-	-
Transfers out of Level 3 (1)	-	(1,206)	(17,422)	-

Fair value, end of period	$77,343	$0	$53,587	$979,056

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$-	$-	$(654)	$803,553
Asset administration fees and other income	$-	$-	$-	$-
Included in other comprehensive income (loss)	$7,775	$(13)	$(1,231)	$-

	Nine Months Ended September 30, 2010

	Future Policy Benefits	Other Liabilities

	(in thousands)
Fair value, beginning of period	$(10,874)	$(53)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(827,395)	41
Purchases, sales, issuances, and settlements	(144,438)	-
Transfers into Level 3 (1)	-	-
Transfers out of Level 3 (1)	-	-

Fair value, end of period	$(982,707)	$(12)

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$(829,535)	$41
Interest credited to policyholders’ account balances	$-	$-
Included in other comprehensive income (loss)	$-	$-

(1)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(2)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

Transfers – Transfers out of Level 3 for Fixed Maturities Available for Sale – Asset-Backed Securities includes $17.4 million for the nine months ended September 30, 2010 resulting from the Company’s conclusion that the market for asset-backed securities collateralized by sub-prime mortgages has been becoming increasingly active, as evidenced by orderly transactions. The pricing received from independent pricing services could be validated by the Company, as discussed in detail above. Other transfers out of Level 3 were typically due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company was able to validate. Transfers into Level 3 were primarily the result of unobservable inputs utilized within valuation methodologies and the use of broker quotes (that could not be validated) when previously, information from third party pricing services (that could be validated) was utilized.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

7.  FAIR VALUE OF ASSETS AND LIABILITIES (continued)

The following table provides a summary of the changes in fair value of Level 3 assets and liabilities for the three and nine months ended September 30, 2009, as well as the portion of gains or losses included in income for three and nine months ended September 30, 2009 attributable to unrealized gains or losses related to those assets and liabilities still held at September 30, 2009.

	Three Months Ended September 30, 2009
	Fixed Maturities, Available For Sale – Foreign Government Bonds	Fixed Maturities, Available For Sale – Corporate Securities	Fixed Maturities, Available For Sale – Asset- Backed Securities	Other Long- Term Investments	Reinsurance Recoverable
	(in thousands)
Fair value, beginning of period	$1,144	$66,575	$23,424	$(836)	$503,999
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net:	-	(16)	(4,656)	641	(34,348)
Included in other comprehensive income (loss)	74	1,777	12,525	-	-
Net investment income	-	918	10	-	-
Purchases, sales, issuances, and settlements	-	(986)	(947)	-	23,580
Transfers into Level 3 (1)	-	-	14,393	-	-
Transfers out of Level 3 (1)	-	(4,942)	-	-	-

Fair value, end of period	$1,218	$63,326	$44,749	$(195)	$493,231

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net:	$-	$-	$(4,656)	$641	$(13,570)
Asset administration fees and other income	$-	$-	$-	-	$-
Included in other comprehensive income (loss)	$74	$1,792	$12,525	$-	$-

Three Months Ended

September 30, 2009

Future Policy Benefits

(in thousands)
Fair value, beginning of period	$(492,998)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net:	31,193
Purchases, sales, issuances, and settlements	(24,600)
Transfers into Level 3 (1)	-
Transfers out of Level 3 (1)	-

Fair value, end of period	$(486,405)

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net:	$11,564
Interest credited to policyholders’ account balances	$-
Included in other comprehensive income (loss)	$-

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

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

7.  FAIR VALUE OF ASSETS AND LIABILITIES (continued)

	Nine Months Ended September 30, 2009

	Fixed Maturities, Available For Sale – Foreign Government Bonds	Fixed Maturities, Available For Sale – Corporate Securities	Fixed Maturities, Available For Sale – Asset- Backed Securities	Other Long- Term Investments	Reinsurance Recoverable
			(in thousands)
Fair value, beginning of period	$977	$68,559	$21,188	$(1,496)	$2,110,146
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net:	-	(449)	(4,656)	1,301	(1,675,706)
Included in other comprehensive income (loss)	241	(6,017)	14,789	-	-
Net investment income	-	2,702	(17)	-	-
Purchases, sales, issuances, and settlements	-	(986)	(948)	-	58,791
Transfers into Level 3 (1)	-	4,459	14,393	-	-
Transfers out of Level 3 (1)	-	(4,942)	-	-	-

Fair value, end of period	$1,218	$63,326	$44,749	$(195)	$493,231

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net:	$-	$(433)	$(4,656)	$1,301	$(1,622,025)
Asset administration fees and other income	$-	$-	$-	$-	$-
Included in other comprehensive income (loss)	$242	$(6,002)	$14,789	$-	$-

Nine Months Ended

September 30, 2009

Future Policy Benefits

(in thousands)
Fair value, beginning of period	$(2,111,242)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net:	1,685,214
Purchases, sales, issuances, and settlements	(60,377)
Transfers into Level 3 (1)	-
Transfers into (out of) Level 3 (1)	-

Fair value, end of period	$(486,405)

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net:	$1,630,309
Interest credited to policyholders’ account balances	$-
Included in other comprehensive income (loss)	$-

(1)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(2)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

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

The following table discloses the Company’s financial instruments where the carrying amounts and fair values may differ:

	September 30, 2010		December 31, 2009
	Carrying value	Fair value	Carrying value	Fair value
(in thousands)
Assets:
Commercial Mortgage and other Loans	$ 398,427	$ 437,315	$ 373,080	$ 381,557
Policy loans	$ 13,559	$ 18,025	$ 13,067	$ 14,796
Liabilities:
Investment Contracts - Policyholders’ Account Balances	$ 56,793	$ 57,743	$ 53,599	$ 52,960

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

The Company has sold and in certain limited instances continues to sell variable annuity products, which may include guaranteed benefit features that are accounted for as embedded derivatives. The Company has entered into reinsurance agreements to transfer the risk related to the embedded derivatives to affiliates. These embedded derivatives are marked to market through “Realized investment gains (losses), net” based on the change in value of the underlying contractual guarantees, which are determined using valuation models. The affiliates maintain a portfolio of derivative instruments that is intended to economically hedge many of the risks related to the above products’ features. The derivatives may include, but are not limited to equity options, total return swaps, interest rate swap options, caps, floors, and other instruments. Also, some variable annuity products’ optional living benefits feature an asset transfer feature to minimize risks inherent in the Company’s guarantees which reduces the need for hedges.

As mentioned above, in addition to our asset transfer feature, the Company also manages certain risks associated with our variable annuity products through hedging programs and affiliated reinsurance arrangements. In the reinsurance affiliate, the Company manages the risks associated with our optional living benefits through purchases of equity options and futures as well as interest rate derivatives, which hedge certain optional living benefit features accounted for as embedded derivatives against changes in equity markets, interest rates, and market volatility. Historically, our hedging strategy sought to generally match the sensitivities of the embedded derivative liability as defined by GAAP, excluding the impact of the market-perceived risk of our own non-performance, which the Company believes is generally consistent with how similar risks are valued in the capital markets. In the third quarter of 2010, we revised our hedging strategy as, in the current interest rate environment, the Company does not believe the GAAP value of the embedded derivative liability to be an appropriate measure for determining the hedge target. Our new hedge target continues to be grounded in a GAAP/capital markets valuation framework but incorporates a modification to the risk-free return assumption to account for the fact that the underlying customer separate account funds which support these living benefits are invested in risk assets. Consistent with sound risk management practices, the Company will evaluate hedge levels versus our target given overall capital considerations of the Prudential Financial parent company. This new strategy will result in differences each period between the change in the value of the embedded derivative liability as defined by GAAP and the change in the value of the hedge positions, potentially increasing volatility in GAAP earnings in the reinsurance affiliate, and increasing volatility in the amortization of deferred acquisition and other costs of the Company.

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

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

8.  DERIVATIVE INSTRUMENTS (continued)

	September 30, 2010			December 31, 2009
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Assets	Liabilities		Assets	Liabilities
Qualifying Hedge Relationships		(in thousands)
Currency/Interest Rate	44,961	407	(2,108)	5,058	-	(642)

Total Qualifying Hedge Relationships	$44,961	$407	$(2,108)	$5,058	$-	$(642)

Non-qualifying Hedge Relationships
Interest Rate	$1,028,700	$106,047	$(5,002)	$978,700	$28,741	$(18,083)
Currency	-	-	-	-	-	-
Credit	353,550	2,581	(3,015)	358,350	3,428	(3,995)
Currency/Interest Rate	66,964	1,959	(5,166)	78,553	426	(7,784)
Equity	10,339,055	89,200	(65,504)	335,411	4,273	(14,802)

Total Non-qualifying Hedge Relationships	$11,788,269	$199,787	$(78,687)	$1,751,014	$36,868	$(44,664)

Total Derivatives (1)	$11,833,230	$200,194	$(80,795)	$1,756,072	$36,868	$(45,306)

(1) Excludes embedded derivatives which contain multiple underlyings. The fair value of these embedded derivatives was a liability of $985.3 million as of June 30, 2010 and a liability of $14.0 million as of December 31, 2009, included in “Future policy benefits” and “Fixed maturities available for sale.”

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

	(in thousands)

Qualifying
Cash Flow Hedges
Currency /Interest Rate

Net Investment Income	$19	$2
Other Income	(23)	(8)
Accumulated Other Comprehensive Income (Loss)(1)	(3,255)	(404)

Total Cash Flow Hedges	$(3,259)	$(410)

Non- qualifying hedges
Realized investment gains (losses), net
Interest Rate	$32,143	$7,282
Currency/Interest Rate	(4,544)	(4,650)
Credit	847	2,057
Equity	(11,653)	(56,143)
Embedded Derivatives (2)	(21,040)	(12,247)

Total non-qualifying hedges	$(4,247)	$(63,701)

Total Derivative Impact	$(7,506)	$(64,111)

(1)	Amounts deferred in Equity
(2)	Includes primarily changes in “Future policy benefits and other policy holder liabilities” of $313.1 million offset by changes in “Reinsurance recoverables” of $301.9 million.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

8.   DERIVATIVE INSTRUMENTS (continued)

	Nine Months ended September 30,
	2010	2009

	(in thousands)

Qualifying
Cash Flow Hedges
Currency /Interest Rate

Net Investment Income	$43	$6
Other Income	1	(9)

Accumulated Other Comprehensive Income (Loss)(1)	(1,064)	(467)

Total Cash Flow Hedges	$(1,020)	$(470)

Non- qualifying hedges
Realized investment gains (losses), net
Interest Rate	$91,995	$(96,269)
Currency/Interest Rate	2,866	(2,263)
Credit	625	10,373
Equity	6,995	(57,251)
Embedded Derivatives	(59,843)	(11,848)

Total non-qualifying hedges	$42,638	$(157,258)

Total Derivative Impact	$41,618	$(157,728)

(1)	Amounts deferred in Equity
(2)	Includes primarily changes in “Future policy benefits and other policy holder liabilities” of $971.8 million offset by changes in “Reinsurance recoverables” of $938.7 million.

For the period ending September 30, 2010 the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations and there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.

Presented below is a roll forward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in thousands)
Balance, December 31, 2009	$(640)
Net deferred gains on cash flow hedges from January 1 to September 30, 2010	(1,020)
Amount reclassified into current period earnings	(44)

Balance, September 30, 2010	$(1,704)

As of September 30, 2010, the Company does not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 7 years. Income amounts deferred in “Accumulated other comprehensive income (loss)” as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” in the Statements of Equity.

Credit Derivatives Written

The following tables set forth the Company’s exposure from credit derivatives where the Company has written credit protection, excluding embedded derivatives contained in externally-managed investments in European markets, by NAIC rating of the underlying credits as of the dates indicated.

		September 30, 2010
		Single Name		First To Default Basket		Total
NAIC Designation (1)	Rating Agency Equivalent	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
		(in thousands)
1	Aaa, Aa, A	$290,000	$1,958	$-	$-	$290,000	$1,958
2	Baa	25,000	394	-	-	25,000	394

	Subtotal Investment Grade	$315,000	$2,352	$-	$-	$315,000	$2,352

3	Ba	$-	$-	$3,500	$(12)	$3,500	$(12)

	Subtotal Below Investment Grade	$-	$-	$3,500	$(12)	$3,500	$(12)

Total		$315,000	$2,352	$3,500	$(12)	$318,500	$2,340

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

	September 30, 2010		December 31, 2009
Industry	Notional	Fair Value	Notional	Fair Value
	(in thousands)
Corporate Securities:
Manufacturing	$40,000	$254	$40,000	$395
Services	20,000	97	20,000	130
Energy	20,000	176	20,000	290
Transportation	25,000	182	30,000	270
Retail and Wholesale	20,000	159	20,000	248
Other	190,000	1,484	190,000	2,076
First to Default Baskets(1)	3,500	(12)	4,500	(53)

Total Credit Derivatives	$318,500	$2,340	$324,500	$3,356

(1) Credit default baskets may include various industry categories.

The Company writes credit derivatives under which the Company is obligated to pay a related party counterparty the referenced amount of the contract and receive in return the defaulted security or similar security. The Company’s maximum amount at risk under these credit derivatives, assuming the value of the underlying referenced securities become worthless, is $318.5 million notional of credit default swap (“CDS”) selling protection at September 30, 2010. These credit derivatives generally have maturities of five years or less.

The Company holds certain externally-managed investments in the European market which contain embedded derivatives whose fair value are primarily driven by changes in credit spreads. These investments are medium term notes that are collateralized by investment portfolios primarily consisting of investment grade European fixed income securities, including corporate bonds and asset-backed securities, and derivatives, as well as varying degrees of leverage. The notes have a stated coupon and provide a return based on the performance of the underlying portfolios and the level of leverage. The Company invests in these notes to earn a coupon through maturity, consistent with its investment purpose for other debt securities. The notes are accounted for under U.S. GAAP as available for sale fixed maturity securities with bifurcated embedded derivatives (total return swaps). Changes in the value of the fixed maturity securities are reported in Stockholders’ Equity under the heading “Accumulated Other Comprehensive Income” and changes in the market value of the embedded total return swaps are included in current period earnings in “Realized investment gains (losses), net.” The Company’s maximum exposure to loss from these investments was $7.4 million and $7.0 million at September 30, 2010 and December 31, 2009, respectively.

In addition to selling credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of September 30, 2010 the Company had $35.0 million of outstanding notional amounts reported at fair value as an asset of $2.8 million.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Prudential Annuities Life Assurance Corporation (“PALAC” or the “Company”), formerly known as American Skandia Life Assurance Corporation, as of September 30, 2010 compared with December 31, 2009, and its results of operations for the three and nine months ended September 30, 2010 and 2009. You should read the following analysis of our financial condition and results of operations in conjunction with the audited Financial Statements, and the “Risk Factors” section included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, and “Risk Factors”, the statements under “Forward Looking Statements”, and the Unaudited Interim Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Products

The Company has sold and, as discussed below, in certain limited instances continues to sell a wide array of annuities, including deferred and immediate variable annuities that are registered with the United States Securities and Exchange Commission (the “SEC”), which may also include (1) fixed interest rate allocation options, subject to a market value adjustment, and registered with the SEC, and (2) fixed rate allocation options not subject to a market value adjustment and not registered with the SEC. In addition, the Company has a relatively small in force block of variable life insurance policies, but it no longer actively sells such policies.

Beginning in March 2010, with very limited exceptions, the Company has ceased offering its existing variable annuity products (and where offered, the companion market value adjustment option) to new investors upon the launch of a new product in each of Pruco Life Insurance Company and Pruco Life Insurance Company of New Jersey (which are affiliates of the Company within Prudential Financial, Inc.’s (“Prudential Financial”) Annuities business unit). In general, the new product line offers the same optional living benefits and optional death benefits as offered by the Company’s existing variable annuities. However, subject to applicable contractual provisions, regulatory requirements and administrative rules, the Company will continue to accept subsequent purchase payments on inforce contracts under existing annuity products. These initiatives are being implemented to create operational and administrative efficiencies by offering a single product line of annuity products from a more limited group of legal entities. In addition, by limiting its variable annuity offerings to a single product line sold through one insurer (and its affiliate, for New York sales), the Prudential Annuities business unit of Prudential Financial expects to convey a more focused, cohesive image in the marketplace.

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

The primary risk exposures of our variable annuity contracts relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including equity market returns, interest rates, market volatility, timing of annuitization and withdrawals, contract lapses and contractholder mortality. The rate of return we realize from our variable annuity contracts will vary based on the extent of the differences between our actual experience and the assumptions used in the original pricing of these products. As part of our risk management strategy we hedge or limit our exposure to certain of these risks primarily through a combination of product design elements, such as an asset transfer featureexternally purchased hedging instruments and affiliated reinsurance arrangements with Pruco Reinsurance, Ltd. (“Pruco Re”) and The Prudential Insurance Company of America (“Prudential Insurance”). Our returns can also vary by contract based on our risk management strategy, including the impact of affiliated reinsurance arrangements, and the impact on that portion of our variable annuity contracts that benefit from the asset transfer feature.

The asset transfer feature, included in the design of certain optional living benefits, may transfer assets between the variable investments selected by the annuity contractholder and, depending on the benefit feature, to either the general account or a separate account bond portfolio. The potential transfers are based on a static mathematical formula which considers a number of factors, including the impact of investment performance on the contractholders’ account value. In general, subject to certain contract limitations, negative investment performance may result in transfers to fixed income investments backed by our general account or a separate account bond portfolio, and positive investment performance may result in transfers back to contractholder-selected investments. Overall, the asset transfer feature is designed to help limit our exposure, and the exposure of the contractholders’ account value, to equity market risk and market volatility. Beginning in 2009, our offerings of optional living benefit features associated with variable annuity products all include an asset transfer feature, and in 2009 we discontinued any new sales of optional living benefit features without an asset transfer feature. Other product design elements we utilize for certain products to manage these risks include investment option restrictions and minimum issuance age requirements. As of September 30, 2010 approximately $32.0 billion or 79% of variable annuity account values with living benefit features included an asset transfer feature in the product design, compared to $27.6 billion or 76% as of December 31, 2009. As of September 30, 2010 approximately $8.6 billion or 21% of variable annuity account values with living benefit features did not include an asset transfer feature in the product design, compared to $8.7 billion or 24% as of December 31, 2009.

As mentioned above, in addition to our asset transfer feature, we also manage certain risks associated with our variable annuity products through hedging programs and affiliated reinsurance arrangements. In the reinsurance affiliate, we manage the risks associated with our optional living benefits through purchases of equity options and futures as well as interest rate derivatives, which hedge certain optional living benefit features accounted for as embedded derivatives against changes in equity markets, interest rates, and market volatility. Historically, our hedging strategy sought to generally match the sensitivities of the embedded derivative liability as defined by GAAP, excluding the impact of the market-perceived risk of our own non-performance, which we believe is generally consistent with how similar risks are valued in the capital markets. In the third quarter of 2010, we revised our hedging strategy as, in the current low interest rate environment, we do not believe the GAAP value of the embedded derivative liability to be an appropriate measure for determining the hedge target. Our new hedge target continues to be grounded in a GAAP/capital markets valuation framework but incorporates modifications to the risk-free return assumption to account for the fact that the underlying customer separate account funds which support these living benefits are invested in risk assets. Consistent with sound risk management practices, we will evaluate hedge levels versus our target given overall capital considerations of the Prudential Financial parent company. This new strategy will result in differences each period between the change in the value of the embedded derivative liability as defined by GAAP and the change in the value of the hedge positions, potentially increasing volatility in GAAP earnings in the reinsurance affiliate, and increasing volatility in the amortization of deferred acquisition and other costs of the Company.

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

Changes in Financial Position

2010 versus 2009

Results of Operations

Total assets increased by $4.9 billion, from $51.9 billion at December 31, 2009 to $56.8 billion at September 30, 2010. Separate account assets increased by $4.9 billion, primarily driven by market appreciation, positive net flows and transfers of balances from the general account to the separate accounts primarily as a result of transfers from a customer elected dollar cost averaging (“DCA”) program. Additionally, reinsurance recoverables increased by $938.8 million driven by an increase in the reinsured liability for living benefit embedded derivatives primarily driven by an increase in the present value of future expected benefit payments driven by adverse changes to significant capital market inputs as well as a updates of the inputs used in the valuation of the embedded derivatives. The reinsured liability increased related to an update to reduce expected lapse rate assumption based on actual experience, partially offset by a benefit related to updates to the market perceived risk of our non-performance resulting from the increase in the fair value of embedded derivative liabilities. Partially offsetting the above increases was a decrease in short term investments of $400.8 million driven by lower general account balances due to the aforementioned DCA transfers. Also serving as a partial offset was lower income tax receivable of $220.4 million as well as a decrease in deferred policy acquisition costs (“DAC”) and deferred sales inducements (“DSI”) of $166.1 million and $124.2 million, respectively, mainly due to increased amortization resulting from the aforementioned impact of the change in non-performance risk.

During the period, total liabilities increased by $4.6 billion, from $50.1 billion at December 31, 2009 to $54.7 billion at September 30, 2010. Separate account liabilities increased by $4.9 billion offsetting the increase in separate accounts assets above. Additionally, future policy benefits and other policyholder liabilities increased by $953.1 million driven by an increase in the liability for living benefit embedded derivatives, as discussed above. Partially offsetting the above increases was a decrease in policyholders’ account balances of $1.2 billion primarily driven by transfers of customer account values to the separate account from the general account as a result of transfers from a customer elected DCA program.

Results of Operations

2010 versus 2009 Three Month Comparison

Net Income

Net income increased $155.4 million from $79.2 million for the three months ended September 30, 2009 to $234.6 million for the three months ended September 30, 2010. The gain is driven by a $274.1 million increase in income from operations before income taxes, as discussed below, partially offset by a $118.7 million increase in income tax expense.

The increase in income from operations before income taxes was driven by decreases in amortization of deferred policy acquisition and other costs and decreases in reserves for guaranteed minimum death and income benefits, primarily resulting from the impact of an annual review and update of the assumptions used in estimating the profitability of our business. Results for both periods include the impact of these annual reviews as well as the impacts to the estimated profitability of the business of our quarterly adjustments to reflect current period experience and market performance. These items are discussed in more detail below. Lower amortization of deferred policy acquisition and other costs is also driven by the net impact on actual gross profits of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions, as discussed below. Additionally, policy charges and fee income and asset administration fees and other income increased primarily due to higher average variable annuity asset balances invested in separate accounts. The increase in separate account balances was due to positive net flows, net market appreciation, and net transfers of balances from the general account to the separate accounts over the past twelve months. The transfer of balances from the general account relates to both transfers from a customer elected dollar cost averaging program of approximately $1.5 billion and approximately $0.5 billion of net transfers primarily from the asset transfer feature in some of our optional living benefit features, which, as part of the overall product design, and as a result of market improvements, transferred balances out of the fixed rate option in our general account to the separate accounts from October 1, 2009 through September 30, 2010. Also included within the increase in income from operations before income taxes was a $52.1 million favorable variance primarily related to mark-to-market losses in the third quarter of 2009 on derivative positions associated with our capital hedging program. During the second quarter of 2010, we terminated the capital hedge program in lieu of a new program managed at the Prudential Financial level that more broadly addresses equity market exposure of the overall statutory capital of Prudential Financial and its subsidiaries, as whole. A portion of the derivatives related to the new program were purchased by the Company as discussed further under “—Liquidity and Capital Resources— General Liquidity”.

As shown in the following table, pretax income from operations for the three months ended September 30, 2010 included $189.7 million of benefits related to adjustments to our estimate of total gross profits used as a basis for amortizing deferred policy acquisition and other costs and to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products, compared to $62.0 million of benefits included in the third quarter of 2009, resulting in a $127.7 million favorable variance.

	Three Months Ended September 30, 2010			Three Months Ended September 30, 2009
	Amortization of DAC and Other Costs (1)	Reserves for GMDB / GMIB (2)	Total	Amortization of DAC and Other Costs (1)	Reserves for GMDB / GMIB (2)	Total
Quarterly market performance adjustment	$36,513	$28,118	$64,631	$43,797	$41,356	$85,153
Annual review / assumption updates	113,333	(5,114)	108,219	(19,008)	14,493	(4,515)
Quarterly adjustment for current period experience	2,850	14,024	16,874	(28,284)	9,687	(18,597)

Total	$152,696	$37,028	$189,724	$(3,495)	$65,536	$62,041

(1)	Amounts reflect (charges) or benefits for (increases) or decreases, respectively, in the amortization of deferred policy acquisition, or DAC, and other costs.
(2)

Amounts reflect (charges) or benefits for reserve (increases) or decreases, respectively, related to the guaranteed minimum death and income benefit, or GMDB / GMIB, features of our variable annuity products.

As discussed and shown in the table above, results for both periods include the impact of the annual reviews of the assumptions used in the reserve for the guaranteed minimum death and income benefit features of our variable annuity products and in our estimate of total gross profits used as a basis for amortizing deferred policy acquisition and other costs. The three months ended September 30, 2010 included $108.2 million of benefits from these annual reviews, primarily related to reductions in lapse rate assumptions and more favorable assumptions relating to future expected fee income. The three months ended September 30, 2009 included $4.5 million of charges from these annual reviews, primarily related to reductions in the future rate of return assumptions applied to the underlying assets associated with our variable annuity products. Partially offsetting the impact of the updated future rate of return assumptions in the third quarter of 2009 were benefits related to the impact of lower mortality and higher investment spread margin assumptions.

The $64.6 million of benefits in the three months ended September 30, 2010 relating to the quarterly market performance adjustments shown in the table above are attributable to changes to our estimate of total gross profits to reflect actual fund performance. The actual rate of return on annuity account values for the three months ended September 30, 2010 was 8.1% compared to our expected rate of return of 2.0%. The higher than expected market returns increased our estimates of total gross profits and decreased our estimate of future expected claims costs associated with the guaranteed minimum death and income benefit features of our variable annuity products, by establishing a new, higher starting point for the variable annuity account values used in estimating those items for future periods. The expected rates of return for the three months ended September 30, 2010, for some contract groups, was based upon our maximum future rate of return assumption under the reversion to the mean approach, as discussed below. The increase in our estimate of total gross profits and decrease in our estimate of future expected claims costs results in a lower required rate of amortization and lower required reserve provisions, which are applied to all prior periods. The resulting cumulative adjustment to prior amortization and reserve provisions are recognized in the current period. In addition, the lower rate of amortization and reserve provisions will also be applied in calculating amortization and the provision for reserves in future periods.

The $85.2 million benefit in the three months ended September 30, 2009 is attributable to a similar impact on gross profits of market value increases in the underlying assets associated with our variable annuity products, reflecting financial market conditions during that period. The actual rate of return on annuity account values for the three months ended September 30, 2009 was 10.2% compared to our previously expected rate of return of 2.1%.

We derive our near-term future rate of return assumptions using a reversion to the mean approach, a common industry practice. Under this approach, we consider actual returns over a period of time and initially adjust future projected returns over a four year period so that the assets grow at the long-term expected rate of return for the entire period. The near-term future projected return across all contract groups is 6.9% per annum as of September 30, 2010. Beginning in the fourth quarter of 2008 and continuing through the three months ended September 30, 2010, the projected near-term future annual rate of return calculated using the reversion to the mean approach for some contract groups was greater than our maximum future rate of return assumption across all asset types for those contract groups. In those cases, we utilize the maximum future rate of return over the four year period, thereby limiting the impact of the reversion to the mean on our estimate of total gross profits. The near-term blended maximum future rate of return, for these impacted contract groups, under the reversion to the mean approach is 9.3% at the end of the three months September 30, 2010. Included in the blended maximum future rate are assumptions for returns on various asset classes, including a

5.7% annual weighted average rate of return on fixed income investments and a 13% annual maximum rate of return on equity investments. Further or continued market volatility could result in additional market value changes within our separate account assets and corresponding changes to our gross profits, as well as additional adjustments to the amortization of deferred policy acquisition and other costs, and the costs relating to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products. Given that the estimates of future gross profits are based upon our maximum future rate of return assumption for some contract groups, all else being equal, future rates of return higher than the above mentioned future projected four year return of 6.9%, but less than the maximum future rate of return of 9.3%, may still result in increases in the amortization of deferred policy acquisition and other costs, and the costs relating to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products.

The $16.9 million benefit in the three months ended September 30, 2010 and the $18.6 million charge in three months ended September 30, 2009 for the quarterly adjustments for current period experience and other updates shown in the table above primarily reflect the impact of differences between actual gross profits for the period and the previously estimated expected gross profits for the period, as well as an update for current and future expected claims costs associated with the guaranteed minimum death and income benefit features of our variable annuity products. To the extent each period’s actual experience differs from the previous estimate for that period, the assumed level of total gross profits may change, and a cumulative adjustment to previous periods’ amortization, also referred to as an experience true-up adjustment, may be required in the current period. This adjustment to previous periods’ amortization is in addition to the direct impact of actual gross profits on current period amortization and the market performance related adjustment to our estimates of gross profits for future periods. The experience true-up adjustments for deferred policy acquisition and other costs in three months ended September 30, 2010 reflect a reduction in amortization due to better than expected gross profits, resulting primarily from higher than expected fee income as discussed above. The experience true-up adjustment for the reserves for the guaranteed minimum death and income benefit features of our variable annuity products in the three months ended September 30, 2010 primarily reflects a reserve decrease driven by lower than expected actual contract guarantee claim costs, more favorable lapse experience, and higher than expected fee income. The experience true-up adjustments for deferred policy acquisition and other costs in the three months ended September 30, 2009 reflect an increase in amortization due to less favorable than expected gross profits, resulting primarily from net charges from the mark-to-market of embedded derivatives and related hedge positions associated with our living benefit features. The experience true-up adjustment for the reserves for the guaranteed minimum death and income benefit features of our variable annuity products in three months ended September 30, 2009 primarily reflects higher than expected fee income as well as lower than expected actual contract guarantee claims costs.

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

As mentioned above the change in income from operations before income taxes also included a $42.6 million favorable variance in the amortization of deferred policy acquisition and other costs related to the net impact on actual gross profits of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions. This impact primarily related to updates to the inputs used in the valuation of the reinsured liability for living benefit embedded derivatives. Included in this favorable variance is $229.5 million of lower amortization of deferred policy acquisition and other costs primarily related to increases to the embedded derivative liability due to reductions in the expected lapse rate assumption based on actual experience. Partially offsetting this amount was $186.9 million of higher amortization of deferred policy acquisition and other costs related to the impact of a change in our market-perceived non-performance risk (“NPR”). We incorporate the market-perceived risk of non-performance of our affiliates’ in the valuation of the embedded derivatives associated with our living benefit features on our variable annuity contracts. Beginning in the first quarter of 2009, in light of developments including rating agency downgrades to the financial strength ratings of the Company, we incorporated an additional spread over LIBOR into the discount rate used in the valuation of the embedded derivative liabilities to reflect an increase in the market perceived risk of our non-performance, thereby reducing the value of the embedded derivative liabilities. The increase in amortization from our market perceived non-performance risk in the three months ended September 30, 2010 compared to the three months ended September 30, 2009 is due to an increase in the fair value of embedded derivative liabilities reflecting an increase in the present value of future expected benefit payments resulting primarily from the reduction in the expected lapse rate assumption discussed above.

Revenues

Revenues increased $126.0 million, from $225.9 million for the three months ended September 30, 2009 to $351.9 million for the three months ended September 30, 2010. Premiums increased $4.5 million, from $3.9 million for the three months September 30, 2009 to $8.4 million for the three months September 30, 2010, reflecting an increase in funds from customers electing to enter into the payout phase of their annuity contracts.

Policy charges and fee income increased $99.5 million, from $80.2 million for the three months ended September 30, 2009 to $179.7 million for the three months ended September 30, 2010 primarily driven by higher mortality and expense (“M&E”) fees of $45.0 million and an increase in optional benefit charges on our living and death benefit features of $6.6 million, primarily driven by higher average variable annuity asset balances invested in separate accounts. The increase in average separate account asset balances was due to positive net flows, net market appreciation, and net transfers of balances from the fixed rate option in the general account to the separate accounts over the past twelve months relating to both a customer elected dollar cost averaging program and an asset transfer feature in some of our optional living benefit features, as discussed above. The increase in optional benefit charges was primarily offset in realized investment gains, net as these features are reinsured with affiliates. Also included in the above increases was an increase of $40.2 million from market value adjustments related to the Company’s market value adjusted investment option (the “MVA option”) driven by market conditions and transfer of assets to the separate account primarily due to the asset transfer feature.

Net investment income decreased $20.7 million from $116.5 million for the three months ended September 30, 2009 to $95.8 million for the three months ended September 30, 2010 as a result of lower average annuity account values in the general account resulting from transfers from the fixed rate option in the general account to the separate accounts, as discussed above.

Asset administration fees and other income increased $19.7 million, from $52.6 million for the three months ended September 30, 2009 to $72.3 million for the three months ended September 30, 2010 as a result of higher average variable annuity asset balances invested in separate accounts, as discussed above.

Realized investment losses, net, decreased by $23.0 million from $27.3 million for the three months ended September 30, 2009 to $4.3 million for the three months ended September 30, 2010. This decrease in losses was primarily driven by $52.1 million of favorable variance primarily related to higher net losses in the third quarter of 2009 on derivative positions associated with our capital hedging program, as discussed above. Partially offsetting this favorable variance was a decrease in net realized investment gains of $30.5 million on fixed maturities primarily on our MVA portfolio.

Benefits and Expenses

Benefits and expenses decreased $148.1 million from $151.6 million for the three months ended September 30, 2009 to $3.5 million for the three months ended September 30, 2010. Absent the net $127.7 million decrease related to the adjustments to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products and to our estimate of total gross profits used as a basis for amortizing deferred policy acquisition and other costs, as discussed above, and the net impact of $42.6 million of lower amortization of deferred policy acquisition and other costs on actual gross profits of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions, as discussed above, benefits and expenses increased $22.2 million from the three months ended September 30, 2009.

Policyholders’ benefits increased $27.8 million, from a benefit of $39.9 million for the three months ended September 30, 2009 to a benefit of $12.1 million for the three months ended September 30, 2010, primarily driven by the impact of the adjustments to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products, as previously discussed.

Interest credited to policyholders’ account balances decreased $49.5 million, from $72.2 million for the three months ended September 30, 2009 to $22.7 million for the three months ended September 30, 2010, primarily due to lower DSI amortization of $51.2 million relating the impact of the adjustments to our estimate of total gross profits used as a basis for amortizing DSI, as discussed above, and $21.5 million decrease in interest credited to policyholders’ account balances due to lower average annuity account values in the fixed rate option of the general account. Also contributing to the decrease was lower DSI amortization of $11.9 million on actual gross profits of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions, as discussed above. Partially offsetting the above decreases was an increase of $34.6 million in DSI amortization primarily driven by the impact of higher gross profits primarily from fee income.

Amortization of deferred policy acquisition costs decreased by $117.2 million, from an expense of $19.6 million for the three months ended September 30, 2009 to a benefit of $97.6 million for the three months ended September 30, 2010, primarily due to a decrease of $101.9 million from the impact of the adjustments to our estimate of total gross profits used as a basis for amortizing DAC, as previously discussed and lower amortization of $30.4 million from the net impact on actual gross profits of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions, as discussed above. Partially offsetting the above decreases was an increase of $15.2 million in DAC amortization primarily driven by the impact of higher gross profits primarily from fee income.

General, administrative and other expenses decreased by $9.3 million, from $99.7 million for the three months ended September 30, 2009 to $90.4 million for the three months ended September 30, 2010, primarily due to a decrease of $11.6 million in commission expense, net of capitalization, resulting from lower sales due to the launch of a new single product line in each of Pruco Life Insurance Company and Pruco Life Insurance Company of New Jersey, as previously discussed. Also contributing to the decrease was $3.1 million lower amortization of value of business acquired (“VOBA”) from the impact of the adjustments to our estimate of total gross profits used as a basis for amortizing VOBA, as previously discussed. Partially offsetting the above decreases was $6.9 million of higher interest expense driven by increased borrowings.

2010 versus 2009 Nine Month Comparison

Net Income

Net income increased $129.9 million from a loss of $54.9 million for the nine months ended September 30, 2009 to income of $75.0 million for the nine months ended September 30, 2010. The increase is driven by a $208.1 million increase in income from operations before income taxes, as discussed below, partially offset by a $78.2 million decrease in income tax benefit.

The increase in income from operations before taxes was driven by an increase in fee income, net of higher distribution costs, driven by higher average variable annuity asset balances invested in separate accounts. The increase in average separate account assets was due to positive net flows, net market appreciation, and net transfers of balances from the general account to the separate accounts between the third quarter of 2009 and the third quarter of 2010. The transfer of balances from the general account relates to both transfers from a customer elected dollar cost averaging program of approximately $1.5 billion and approximately $0.5 billion of net transfers primarily from the asset transfer feature in some of our optional living benefit features, which, as part of the overall product design, and as a result of market improvements, transferred balances out of the fixed rate option in our general account to the separate accounts from October 1, 2009 through September 30, 2010. Also included within the increase was a $68.0 million favorable variance in the mark-to-market on derivative positions associated with our capital hedging program. The first nine months of 2009 included $57.3 million of mark-to-market losses on these capital hedges driven by favorable market conditions during the quarter which resulted in an increase in our capital position offsetting the hedge loss. The first nine months of 2010 included $10.7 million of mark-to-market gains on these capital hedges. As discussed above, during the second quarter of 2010, we terminated the capital hedge program in lieu of a new program managed at the Prudential Financial level. Partially offsetting the increase in income from operation before income taxes was higher amortization of deferred policy acquisition and other costs of $142.3 million driven by the impact of higher gross profits primarily from fee income, and $34.0 million from the net impact on actual gross profits of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions, as discussed below.

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

As mentioned above, income from operations before income taxes for the nine months ended September 30, 2010 included a $34.0 million unfavorable variance in the amortization of deferred policy acquisition and other costs related to the net impact on actual gross profits of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions. This impact primarily related to updates to the inputs used in the valuation of the reinsured liability for living benefit embedded derivatives. Included in this unfavorable variance is $350.6 million of higher amortization of deferred policy acquisition and other costs related to the impact of a change in our market-perceived NPR. We incorporate the market-perceived risk of non-performance of our affiliates’ in the valuation of the embedded derivatives associated with our living benefit features on our variable annuity contracts, as previously discussed. The increase in amortization is due to a larger benefit from our adjustment for market perceived non-performance risk in the nine months ended September 30, 2010 driven by an increase in the fair value of the reinsured embedded derivative liabilities reflecting an increase in the present value of future expected benefit payments resulting from adverse changes to significant capital market inputs as well as a reduction in the expected lapse rate assumption. Partially offsetting the higher amortization from the change in our market-perceived NPR was $316.5 million of lower amortization of deferred policy acquisition and other costs primarily related to increases to the reinsured embedded derivative liability due to reductions in the expected lapse rate assumption based on actual experience.

As shown in the following table, pretax income for the nine months ended September 30, 2010 included $141.5 million of benefits related to adjustments to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products and to our estimate of total gross profits used as a basis for amortizing deferred policy acquisition and other costs, compared to $127.4 million of benefits included in the nine months ended September 30, 2009, resulting in a favorable variance of $14.1 million. This variance is discussed in more detail below.

	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009
	Amortization of DAC and Other Costs (1)	Reserves for GMDB / GMIB (2)	Total	Amortization of DAC and Other Costs (1)	Reserves for GMDB / GMIB (2)	Total
Quarterly market performance adjustment (3)	$(4,859)	$(6,306)	$(11,165)	$61,063	$58,080	$119,143
Annual review / assumption updates.	113,333	(5,114)	108,219	(19,008)	14,493	(4,515)
Quarterly adjustment for current period experience	2,114	42,344	44,458	7,246	5,511	12,757

Total	$110,588	$30,924	$141,512	$49,301	$78,084	$127,385

(1)	Amounts reflect (charges) or benefits for (increases) or decreases, respectively, in the amortization of deferred policy acquisition, or DAC, and other costs.
(2)

Amounts reflect (charges) or benefits for reserve (increases) or decreases, respectively, related to the guaranteed minimum death and income benefit, or GMDB / GMIB, features of our variable annuity products.

As shown in the table above, results for both periods include the impact of the annual reviews of the assumptions used in the reserve for the guaranteed minimum death and income benefit features of our variable annuity products and in our estimate of total gross profits used as a basis for amortizing deferred policy acquisition and other costs. The nine months ended September 30, 2010 included $108.2 million of benefits from these annual reviews, primarily related to reductions in lapse rate assumptions and more favorable assumptions relating to fee income. The nine months September 30, 2009 included $4.5 million of charges from these annual reviews, primarily related to reductions in the future rate of return assumptions applied to the underlying assets associated with our variable annuity products. Partially offsetting the impact of the updated future rate of return assumptions in the third quarter of 2009 were benefits related to the impact of lower mortality and higher investment spread assumptions.

The $11.2 million of charges for the nine months ended September 30, 2010 relating to the quarterly market performance adjustments shown in the table above are attributable to changes to our estimate of total gross profits to reflect actual fund performance. The following table shows the actual quarterly rate of return on variable annuity account values for the first three quarters of 2010 compared to our previously expected quarterly rate of return used in our estimate of total gross profits.

	First Quarter 2010	Second Quarter 2010	Third Quarter 2010
Actual rate of return	3.3%	(4.6)%	8.1%
Expected rate of return	1.8%	1.8%	2.0%

As shown in the table above, overall market returns were relatively flat to expected returns on a blended three quarter basis. However, during the nine months ended September 30, 2010 the expected rates of return for some contract groups were based upon our maximum future rate of return assumption under the reversion to the mean approach thereby limiting the offsetting impact of the reversion to the mean, in particular during the second quarter of 2010 when market returns were negative. The lower than expected returns for these contract groups resulted in a decrease in our estimates of total gross profits and an increase our estimate of future expected claims costs associated with the guaranteed minimum death and income benefit features of our variable annuity products. The decrease in our estimate of total gross profits and increase in our estimate of future expected claims costs results in a higher required rate of amortization and higher required reserve provisions, which are applied to all prior periods. The resulting cumulative adjustment to prior amortization and reserve provisions was an $11.2 million net charge for the nine months ended September 30, 2010.

The $119.1 million of benefits in the nine months ended September 30, 2009 is attributable to a similar but opposite impact of market value increases in the underlying assets associated with our variable annuity products, reflecting financial market conditions during the period. Market value appreciation in the nine months ended September 30, 2009 increased our estimates of total gross profits by establishing a new, higher starting point for the annuity account values used in estimating gross profits for future periods. The increase in our estimate of total gross profits resulted in a lower required rate of amortization, which was applied to all prior periods’ gross profits.

The $44.5 million benefit for the first nine months of 2010 and the $12.8 million benefit for the nine months ended September 30, 2009 for the quarterly adjustments for current period experience and other updates shown in the table above primarily reflect the impact of differences between actual gross profits for the period and the previously estimated expected gross profits for the period, as well as an update for current and future expected claims costs associated with the guaranteed minimum death and income benefit features of our variable annuity products as discussed above. The experience true-up adjustments for deferred policy acquisition and other costs for the nine months ended September 30, 2010 reflect a reduction in amortization due to better than expected gross profits, resulting primarily from higher than expected fee income. The adjustment for the reserves for the guaranteed minimum death and income benefit features of our variable annuity products in the first nine months of 2010 primarily reflects a reserve decrease driven by lower than expected actual contract guarantee claim costs, more favorable lapse experience, and higher than expected fee income. The experience true-up adjustments for deferred policy acquisition and other costs for the nine months ended September 30, 2009 reflect a reduction in amortization due to better than expected gross profits. The adjustment for the reserves for the guaranteed minimum death and income benefit features of our variable annuity products in the nine months ended September 30, 2009 primarily reflects higher than expected fee income due to market value increases, partially offset by higher than expected actual contract guarantee claims costs due to lower than expected lapses.

Revenues

Revenues increased $318.3 million, from $805.1 million for the nine months ended September 30, 2009 to $1,123.4 million for the nine months ended September 30, 2010. Premiums increased $12.6 million, from $10.7 million for the nine months September 30, 2009 to $23.3 million for the nine months September 30, 2010, reflecting an increase in funds from customers electing to enter into the payout phase of their annuity contracts.

Policy charges and fee income increased $289.9 million, from $262.9 million for the nine months ended September 30, 2009 to $552.8 million for the nine months ended September 30, 2010 driven by higher mortality and expense (“M&E”) fees of $190.4 million and an increase in optional benefit charges on our living and death benefit features of $23.3 million, primarily driven by an increase in fee income resulting from higher average variable annuity asset balances invested in separate accounts. The increase in average separate account asset balances was due to positive net flows, net market appreciation, and net transfers of balances from the fixed rate option in the general account to the separate accounts over the past twelve months relating to both a customer elected dollar cost averaging program and an asset transfer feature in some of our optional living benefit features. The increase in optional benefit charges was primarily offset in realized investment gains, net as these features are reinsured with affiliates. Also included in the above increases was a $27 million benefit in the nine months ended September 30, 2010 from refinements based on review and settlement of reinsurance contracts and $24.5 million of lower charges from market value adjustments related to the Company’s MVA option driven by market conditions and transfer of assets to the separate account primarily due to the asset transfer feature.

Net investment income decreased $104.7 million from $393.4 million for the nine months ended September 30, 2009 to $288.7 million for the nine months ended September 30, 2010 as a result lower average annuity account values in the general account also resulting from transfers from the fixed rate option in the general account to the separate accounts, as discussed above.

Asset administration fees and other income increased $80.1 million, from $131.1 million for the nine months ended September 30, 2009 to $211.4 million for the nine months ended September 30, 2010 as a result of higher average variable annuity asset balances invested in separate accounts, as discussed above.

Realized investment gains, net, increased by $40.3 million from $6.8 million for the nine months ended September 30, 2009 to $47.1 million for the nine months ended September 30, 2010. This increase was driven by a favorable variance primarily related to mark-to-market losses in the first nine months of 2009 on derivative positions associated with our capital hedging program. This variance was partially offset by a decrease in net realized investment gains on fixed maturities primarily in our MVA and general account portfolios.

Benefits and Expenses

Benefits and expenses increased $110.2 million from $956.8 million for the nine months ended September 30, 2009 to $1,067.0 million for the nine months ended September 30, 2010.

Policyholders’ benefits increased $41.8 million, from a benefit of $1.7 million for the nine months ended September 30, 2009 to a charge of $40.1 million for the nine months ended September 30, 2010, primarily driven by the impact of the adjustments to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products, as previously discussed.

Interest credited to policyholders’ account balances increased $28.1 million, from $350.8 million for the nine months ended September 30, 2009 to $378.1 million for the nine months ended September 30, 2010, due to $81.8 million from higher DSI amortization primarily driven by the impact of higher gross profits primarily from fee income and the net impact of $51.0 million on actual gross profits of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions, as discussed above. Partially offsetting the above increases was lower interest credited to policyholders’ account balances of $78.3 driven by lower average annuity account values in the fixed rate option of the general account and a decrease in DSI amortization of $27.7 million relating the impact of the adjustments to our estimate of total gross profits used as a basis for amortizing DSI, as discussed above.

Amortization of deferred policy acquisition costs increased by $12.2 million, from $332.2 million for the nine months ended September 30, 2009 to $344.4 million for the nine months ended September 30, 2010. Amortization increased $56.2 million due to the impact of higher gross profits primarily related to higher fee income. Partially offsetting this increase was lower amortization of $28.0 million relating the impact of the adjustments to our estimate of total gross profits used as a basis for amortizing DAC, as discussed above, and $16.0 million relating to the net impact on actual gross profits of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions, as discussed above.

General, administrative and other expenses increased by $28.1 million, from $275.5 million for the nine months ended September 30, 2009 to $303.6 million for the nine months ended September 30, 2010, primarily due to $19.0 million of higher interest expense driven by increased borrowings and $14.8 million of higher commission expense, net of capitalization, driven by higher asset based commission from higher average variable annuity asset balances invested in separate accounts. Partially offsetting the above increases was lower VOBA amortization of $5.6 million from the impact of the adjustments to our estimate of total gross profits used as a basis for amortizing VOBA, as previously discussed.

Income Taxes

The Company determines its interim tax provision using the annual effective tax rate methodology as required by Accounting Standards Codification 740-270. The Company utilized a discrete effective tax rate method to calculate taxes for the second quarter and first 6 months of 2010. The Company believed that, at that time, the use of this discrete method was more appropriate than the full year effective tax rate method applied in the first quarter. As a result of the forecasted level of pre-tax earnings the full year effective tax rate was unreliable at that time. For the third quarter and first 9 months of 2010, because we determined that the forecasted full year effective tax rate was no longer unreliable, we changed back to the annual effective tax rate methodology used in the first quarter.

Our income tax provision amounted to an income tax benefit of $18.6 million for the nine months ended September 30, 2010 compared to income tax benefit of $96.8 million for the nine months ended September 30, 2009. The decrease in income tax benefit was primarily driven by the increase in pretax income, as discussed above.

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

In August 2007, the IRS released Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the DRD related to variable life insurance and annuity contracts. In September 2007, the IRS released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54 and informed taxpayers that the U.S. Treasury Department and the IRS intend to address through new regulations the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts. On February 1, 2010, the Obama Administration released the “General Explanations of the Administration’s Revenue Proposals.” Although the Administration has not released proposed statutory language, one proposal would change the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through regulation or legislation, could increase actual tax expense and reduce the Company’s consolidated net income. The IRS recently issued an Industry Director Directive (“IDD”) stating that the methodology for calculating the DRD set forth in Revenue Ruling 2007-54 should not be followed. The IDD also confirmed that the IRS guidance issued before Revenue Ruling 2007-54, which guidance the Company relied upon in calculating its DRD, should be used to determine the DRD. These activities had no impact on the Company’s 2009 or the first nine months of 2010 results.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010, could result in the imposition of new capital, liquidity and other requirements on Prudential Financial and the Company. See “Risk Factors” in Part II, Item IA for information regarding the potential effects of the Dodd-Frank Act on the Company and its affiliates.

In the second quarter of 2010, the Company has requested the prior approval of the Connecticut Department of Insurance for the payment of ordinary and extraordinary dividends to Prudential Financial in an aggregate amount of $470 million. However, there is no assurance that Department will approve the extraordinary dividend, and the actual payment of any dividend is subject to declaration by the Company’s Board of Directors and could be impacted by market conditions and other factors.

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

  Liquid Assets

Liquid assets include cash, cash equivalents, short-term investments, most fixed maturities that are not designated as held to maturity and public equity securities. As of September 30, 2010 and December 31, 2009, the Company had liquid assets of $6.7 billion and $7.3 billion, respectively, which includes a portion financed with asset-based financing. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $0.3 billion and $0.8 billion as of September 30, 2010 and December 31, 2009, respectively. We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in calculating internal liquidity measures in order to evaluate the adequacy of our operations’ liquidity under a variety of stress scenarios. We believe that the liquidity profile of our assets is sufficient to satisfy current liquidity requirements, including under foreseeable stress scenarios.

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

  Prudential Funding, LLC

Prudential Funding, LLC, or Prudential Funding, a wholly owned subsidiary of Prudential Insurance, serves as an additional source of financing to meet our working capital needs up to limits established with the applicable insurance regulators. Prudential Funding borrows funds in the capital markets primarily through the direct issuance of commercial paper.

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

The implementation of VACARVM, a new statutory reserve methodology for variable annuities with guaranteed benefits, effective December 31, 2009 had an impact of approximately $61 million benefit on the statutory surplus of the Company. Certain of the Company’s statutory reserves are ceded to an affiliated offshore captive reinsurance company. A reinsurance trust is established by the affiliated offshore captive reinsurance company to satisfy reinsurance reserve credit requirements. These reserve credits allow the Company to reduce the level of statutory capital it is required to hold. The reinsurance reserve credit requirements and the value of the reinsurance trust assets are reviewed on a quarterly basis. Since the exact requirements cannot be known for certain until after the close of the accounting period, the reserve credit requirements are estimated to determine if the value of the reinsurance trust assets are expected to be sufficient. If it is determined that the value of the reinsurance trust assets are not sufficient to meet the reinsurance reserve credit requirements, we expect Prudential Financial would satisfy those additional needs through a combination of funding the reinsurance credit trusts with available cash, certain hedge assets or collateral associated with the hedge positions, and loans from Prudential Financial and/or affiliates. Prudential Financial also continues to evaluate other options to address reserve credit needs such as obtaining letters of credit. In 2009, the affiliated offshore captive reinsurance company satisfied the reinsurance reserve credit requirement through a combination of funding statutory reserve credit trusts with available cash and cash proceeds from an inter-company loan to the captive reinsurer from Prudential Insurance. Additional funding was provided to the captive reinsurance trusts of $178 million for the second quarter of 2010 to meet increased reserve credit requirements due to unfavorable market conditions and an additional $334 million was provided for the third quarter of 2010 due to an update of actuarial assumptions based on an annual review, most notably a decrease in expected future lapse rates, partially offset by favorable equity market conditions.

Item 4.  Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, or the “Exchange Act”, as of September 30, 2010. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2010, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In August 2010, the SEC approved the plan of distribution of the Fair Fund in the ASISI matter.

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

Item 1A.  Risk Factors

You should carefully consider the following risks. These risks could materially affect our business, results of operations or financial condition or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q and our 2009 Annual Report on Form 10-K.

The Company is indirectly owned by Prudential Financial. It is possible that we may need to rely on our parent company to meet our capital, liquidity and other needs in the future.

Market fluctuations and general economic, market and political conditions may adversely affect our business and profitability.

Our business and our results of operations were materially adversely affected by adverse conditions in the global financial markets and adverse economic conditions generally that began in the second half of 2007. While conditions in the global financial markets have improved, with favorable results for our business, our business, results of operations and financial condition may be adversely affected, possibly materially, if these conditions recur.

Even under relatively favorable market conditions, our insurance and annuities products, as well as our investment returns and our access to and cost of financing, are sensitive to fixed income, equity, real estate and other market fluctuations and general economic, market and political conditions. These fluctuations and conditions could adversely affect our results of operations, financial position and liquidity, including in the following respects:

•

The profitability of many of our insurance and annuities products depends in part on the value of the separate accounts supporting these products, which fluctuate substantially depending on the foregoing conditions.

•

A change in market conditions, including prolonged periods of high inflation, could cause a change in consumer sentiment adversely affecting sales and persistency of our long-term savings and protection products. A prolonged period of low interest rates could cause persistency of these products to vary from that anticipated and adversely affect profitability (as further described below). Similarly, changing economic conditions and unfavorable public perception of financial institutions can influence customer behavior, including but not limited to increasing claims or surrenders in certain product lines.

•

Lapses and surrenders of variable life and annuity products and withdrawals of assets from other investment products may increase if a market downturn, increased market volatility or other market conditions result in customers becoming dissatisfied with their investments or products.

•

A market decline could further result in guaranteed minimum benefits contained in many of our variable annuity products being higher than current account values or our pricing assumptions would support, requiring us to materially increase reserves for such products and may cause customers to retain contracts in force in order to benefit from the guarantees, thereby increasing their cost to us. Any increased cost may or may not be more than offset by the favorable impact of greater persistency from prolonged fee streams. Our valuation of the liabilities for the minimum benefits contained in many of our variable annuity products requires us to consider the market perception of our risk of non-performance, and a decrease in our own credit spreads resulting from ratings upgrades or other events or market conditions could cause the recorded value of these liabilities to increase, which in turn could adversely affect our results of operations and financial position.

•

Market conditions determine the availability and cost of the reinsurance protection we purchase. Accordingly, we may be forced to incur additional expenses for reinsurance or may not be able to obtain sufficient reinsurance on acceptable terms which could adversely affect the profitability of future business or our willingness to write future business.

•

Hedging instruments we hold to manage product and other risks might not perform as intended or expected resulting in higher realized losses and unforeseen cash needs. Market conditions can limit availability of hedging instruments and also further increase the cost of executing product related hedges and such costs may not be recovered in the pricing of the underlying products being hedged. Our hedging strategies rely on the performance of counterparties to such hedges. These counterparties may fail to perform for various reasons resulting in unhedged exposures and losses on uncollateralized positions.

•

We have significant investment and derivative portfolios, including but not limited to corporate and asset-backed securities, equities and commercial real estate. Economic conditions as well as adverse capital market conditions, including but not limited to a lack of buyers in the marketplace, volatility, credit spread changes, benchmark interest rate changes, changes in foreign currency exchange rates and declines in value of underlying collateral will impact the credit quality, liquidity and value of our investments and derivatives, potentially resulting in higher capital charges and unrealized or realized losses, the latter especially if we were to need to sell a significant amount of investments under such conditions. For example, a widening of credit spreads increases the net unrealized loss position of our investment portfolio and may ultimately result in increased realized losses. Values of our investments and derivatives can also be impacted by reductions in price transparency, changes in assumptions or inputs we use in estimating fair value and changes in investor confidence and preferences, potentially resulting in higher realized or unrealized losses. Volatility can make it difficult to value certain of our securities if trading becomes less frequent. Valuations may include assumptions or estimates that may have significant period to period changes which could have a material adverse effect on our results of operations or financial condition and in certain cases under U.S. GAAP such period to period changes in the value of investments are not recognized in our results of operations or consolidated statements of financial condition.

•

Opportunities for investment of available funds at appropriate returns may be limited, including due to the current low interest rate environment, a diminished securitization market or other factors, with a possible negative impact on our overall results. The consequences of holding cash for long periods of time may result in increased purchase of derivatives for duration management purposes. The increased use of derivatives may increase the volatility of our U.S. GAAP results and our statutory capital.

•

Regardless of market conditions, certain investments we hold, including private bonds and commercial mortgages, are relatively illiquid. If we needed to sell these investments, we may have difficulty doing so in a timely manner at a price that we could otherwise realize.

•	Fluctuations in our operating results and the impact on our investment portfolio may impact the Company’s tax profile and its ability to optimally utilize tax attributes.

Adverse capital market conditions have in the past, and could in the future, significantly affect our ability to meet liquidity needs, our access to capital and our cost of capital.

Adverse capital market conditions have affected and may affect in the future the availability and cost of borrowed funds and could impact our ability to refinance existing borrowings, thereby ultimately impacting our profitability and ability to support or grow our businesses. We need liquidity to pay our operating expenses and interest on our debt and replace certain maturing debt obligations. Without sufficient liquidity, we could be forced to curtail our operations, and our business could suffer. The principal sources of our liquidity are insurance premiums, annuity considerations, and cash flow from our investment portfolio and assets, consisting mainly of cash or assets that are readily convertible into cash. Sources of liquidity in normal markets also include debt instruments, including securities lending and repurchase agreements and commercial paper.

Disruptions, uncertainty and volatility in the financial markets limited and, to the extent they persist or recur, may limit in the future our access to capital required to operate our business. These market conditions may in the future limit our ability to replace, in a timely manner, maturing debt obligations and access the capital necessary to grow our business or replace capital withdrawn by customers. As a result, under such conditions we may be forced to delay accessing capital, which could decrease our profitability and significantly reduce our financial flexibility. Actions we might take to access financing may in turn cause rating agencies to reevaluate our ratings. Our ability to borrow funds from our affiliates through their commercial paper borrowings or otherwise may also be dependent upon market conditions. Our internal sources of liquidity may prove to be insufficient.

The Risk Based Capital, or RBC, ratio is a primary measure by which we and state insurance regulators evaluate our capital adequacy. We have managed the Company’s RBC ratio to a level consistent with a “AA” ratings objective; however, rating agencies take into account a variety of factors in assigning ratings in addition to RBC levels. RBC is determined by statutory rules that consider risks related to the type and quality of the invested assets, insurance-related risks associated with our products, interest rate risks and general business risks. The RBC ratio calculations are intended to assist insurance regulators in measuring the adequacy of our statutory capitalization. Our failure to meet applicable RBC requirements or minimum statutory capital and surplus requirements could subject us to further examination or corrective action by state insurance regulators. Our failure to maintain our RBC ratio at desired levels could also adversely impact our competitive position. In addition, RBC ratios may impact our credit and claims paying ratings.

Disruptions in the capital markets could adversely affect our ability to access sources of liquidity, as well as threaten to reduce our capital below a level that is consistent with our existing ratings objectives. Therefore, we may need to take actions, which may include but are not limited to: (1) undertake capital management activities, including reinsurance transactions; (2) limit or curtail sales of certain products and/or restructure existing products; (3) undertake further asset sales or internal asset transfers; (4) seek temporary or permanent changes to regulatory rules; and (5) maintain greater levels of cash balances or for longer periods thereby reducing investment returns. Certain of these actions may require regulatory approval and/or agreement of counterparties which are outside of our control or have economic costs associated with them.

Interest rate fluctuations or prolonged periods of low interest rates could adversely affect our business and profitability and require us to increase reserves and statutory capital.

Our insurance and annuities products and our investment returns, are sensitive to interest rate fluctuations, and changes in interest rates could adversely affect our investment returns and results of operations, including in the following respects:

•

Some of our products expose us to the risk that changes in interest rates will reduce the spread between the amounts that we are required to pay under the contracts and the rate of return we are able to earn on our general account investments supporting the contracts. When interest rates decline, we have to reinvest the cash income from our investments in lower yielding instruments, potentially reducing net investment income. Since many of our policies and contracts have guaranteed minimum interest or crediting rates or limit the resetting of interest rates, the spreads could decrease and potentially become negative. When interest rates rise, we may not be able to replace the assets in our general account as quickly with the higher yielding assets needed to fund the higher crediting rates necessary to keep these products and contracts competitive.

•

When interest rates rise, policy loans and surrenders and withdrawals of life insurance policies and annuity contracts may increase as policyholders seek to buy products with perceived higher returns, requiring us to sell investment assets potentially resulting in realized investment losses, or requiring us to accelerate the amortization of DAC (as defined below).

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

•

Our mitigation efforts with respect to interest rate risk are primarily focused on maintaining an investment portfolio with diversified maturities that has a weighted average duration that is approximately equal to the duration of our estimated liability cash flow profile. However, our estimate of the liability cash flow profile may turn out to be inaccurate. Due to these and other factors we may need to liquidate investments prior to maturity at a loss in order to satisfy liabilities or be forced to reinvest funds in a lower rate environment. Although we take measures to manage the economic risks of investing in a changing interest rate environment, we may not be able to effectively mitigate, and we may sometimes choose based on economic considerations and other factors not to fully mitigate, the interest rate risk of our assets relative to our liabilities.

•

For certain of our products, a delay between the time we make changes in interest rate and other assumptions used for product pricing and the time we are able to reflect these assumptions in products available for sale could negatively impact the long-term profitability of products sold during the intervening period.

Recent periods have been characterized by low interest rates. A prolonged period during which interest rates remain at levels lower than those anticipated may result in greater costs associated with certain of our product features with guarantee death benefits or income streams for stated periods or for life; higher costs for derivative instruments used to hedge certain of our product risks; or shortfalls in investment income on assets supporting policy obligations, each of which may require us to record charges to increase reserves. In addition to compressing spreads and reducing net investment income, such an environment may cause policies to remain in force for longer periods than we anticipated in our pricing, potentially resulting in greater claims costs than we expected and resulting in lower overall returns on business in force. In addition, certain statutory capital requirements are based on formulas or models that consider interest rates, and a prolonged period of low interest rates may increase the statutory capital we are required to hold as well as the amount of assets we must maintain to support statutory reserves.

Guarantees within certain of our products that protect policyholders may decrease our earnings or increase the volatility of our results of operations or financial position under U.S. GAAP if our hedging or risk management strategies prove ineffective or insufficient.

Certain of our products, including especially our variable annuity products, include guarantees of income streams for stated periods or for life. Downturns in equity markets, increased equity volatility, or (as discussed above) reduced interest rates could result in an increase in the valuation of liabilities associated with such products, resulting in increases in reserves and reductions in net income. We use a variety of hedging and risk management strategies, including product features, to mitigate these risks in part. These strategies may, however, not be fully effective. We may also choose not to fully hedge these risks. Hedging instruments may not effectively offset the costs of guarantees or may otherwise be insufficient in relation to our obligations. Hedging instruments also may not change in value correspondingly with associated liabilities due to equity market or interest rate conditions or other reasons. We may choose to hedge these risks on a basis that does not correspond to their anticipated or actual impact upon our results of operations or financial position under U.S. GAAP. For example, during the third quarter of 2010 we have begun to hedge certain risks associated with our variable annuity products on a basis that does not fully correspond to the associated U.S. GAAP liability. Changes from period to period in the valuation of these policy benefits, and in the amount of our obligations effectively hedged, will result in volatility in our results of operations and financial position under U.S. GAAP. Estimates and assumptions we make in connection with hedging activities may fail to reflect or correspond to our actual long-term exposure in respect of our guarantees. Further, the risk of increases in the costs of our guarantees not covered by our hedging and other capital and risk management strategies may become more significant due to changes in policyholder behavior driven by market conditions or other factors. The above factors, individually or collectively, may have a material adverse effect on our results of operations, financial condition or liquidity.

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

Issuers and borrowers whose securities or loans we hold, customers, vendors, trading counterparties, counterparties under swaps and other derivative contracts, reinsurers, clearing agents, exchanges, clearing houses and other financial intermediaries and guarantors, including bond insurers, may default on their obligations to us or be unable to perform service functions that are significant to our business due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud or other reasons. Such defaults, instances of which have occurred in recent periods, could have an adverse effect on our results of operations and financial condition. A downgrade in the ratings of bond insurers could also result in declines in the value of our fixed maturity investments supported by guarantees from bond insurers.

In addition, we use derivative instruments to hedge various risks, including certain guaranteed minimum benefits contained in many of our variable annuity products. We enter into a variety of derivative instruments, including options, forwards, interest rate, credit default and currency swaps with a number of counterparties. Amounts that we expect to collect under current and future contracts, including, but not limited to reinsurance contracts, are subject to counterparty risk. Our obligations under our products are not changed by our hedging activities and we are liable for our obligations even if our derivative counterparties, including reinsurers, do not pay us. This is a more pronounced risk to us in view of the recent stresses suffered by financial institutions. Such defaults could have a material adverse effect on our financial condition and results of operations.

Under state insurance guaranty association laws, we are subject to assessments, based on the share of business we write in the relevant jurisdiction, for certain obligations of insolvent insurance companies to policyholders and claimants.

Our profitability may decline if mortality rates, morbidity rates or persistency rates differ significantly from our pricing expectations.

We set prices for many of our insurance and annuity products based upon expected claims and payment patterns, using assumptions for mortality rates, or likelihood of death, and morbidity rates, or likelihood of sickness, of our policyholders. In addition to the potential effect of natural or man-made disasters, significant changes in mortality or morbidity could emerge gradually over time, due to changes in the natural environment, the health habits of the insured population, treatment patterns and technologies for disease or disability, the economic environment, or other factors. Pricing of our insurance and deferred annuity products are also based in part upon expected persistency of these products, which is the probability that a policy or contract will remain in force from one period to the next. Persistency may be significantly impacted by the value of guaranteed minimum benefits contained in many of our variable annuity products being higher than current account values in light of poor equity market performance or extended periods of low interest rates as well as other factors. Persistency could be adversely affected generally by developments affecting client perception of us, including perceptions arising from adverse publicity. Results may also vary based on differences between actual and expected premium deposits and withdrawals for these products. The development of a secondary market for life insurance, including life settlements or “viaticals” and investor owned life insurance, and third-party investor strategies in the annuities business, could adversely affect the profitability of existing business and our pricing assumptions for new business. Significant deviations in actual experience from our pricing assumptions could have an adverse effect on the profitability of our products. Although some of our products permit us to increase premiums or adjust other charges and credits during the life of the policy or contract, the adjustments permitted under the terms of the policies or contracts may not be sufficient to maintain profitability. Many of our products do not permit us to increase premiums or adjust other charges and credits or limit those adjustments during the life of the policy or contract. Even if permitted under the policy or contract, we may not be able or willing to raise premiums or adjust other charges sufficiently, or at all, for regulatory or competitive reasons.

If our reserves for future policyholder benefits and claims are inadequate, we may be required to increase our reserves, which would adversely affect our results of operations and financial condition.

We establish and carry reserves to pay future policyholder benefits and claims. Our reserves do not represent an exact calculation of liability, but rather are actuarial or statistical estimates based on data and models that include many assumptions and projections which are inherently uncertain and involve the exercise of significant judgment, including as to the levels of and/or timing of receipt or payment of premiums, benefits, claims, expenses, interest credits, investment results (including equity market returns), retirement, mortality, morbidity and persistency. We cannot determine with precision the ultimate amounts that we will pay for, or the timing of payment of, actual benefits, claims and expenses or whether the assets supporting our policy liabilities, together with future premiums, will be sufficient for payment of benefits and claims. If we conclude that our reserves, together with future premiums, are insufficient to cover future policy benefits and claims, we would be required to increase our reserves and incur income statement charges for the period in which we make the determination, which would adversely affect our results of operations and financial condition.

For certain of our products, market performance and interest rates (as well as the regulatory environment, as discussed further below) impact the level of statutory reserves and statutory capital we are required to hold, and may have an adverse effect on returns on capital associated with these products. For example, equity market declines in the fourth quarter of 2008 caused a significant increase in the level of statutory reserves and statutory capital we are required to hold. Marketplace capacity for reserve funding structures may be limited as a result of market conditions generally. Our ability to efficiently manage capital and economic reserve levels may be impacted, thereby impacting profitability and return on capital.

We may be required to accelerate the amortization of deferred policy acquisition costs, or DAC, or be required to establish a valuation allowance against deferred income tax assets, either of which could adversely affect our results of operations and financial condition.

Deferred policy acquisition costs, or DAC, represent the costs that vary with and are related primarily to the acquisition of new and renewal insurance and annuity contracts, and we amortize these costs over the expected lives of the contracts. Management, on an ongoing basis, tests the DAC recorded on our balance sheet to determine if the amount is recoverable under current assumptions. In addition, we regularly review the estimates and assumptions underlying DAC for those products for which we amortize DAC in proportion to gross profits or gross margins. Given changes in facts and circumstances, these tests and reviews could lead to reductions in DAC that could have an adverse effect on the results of our operations and our financial condition. Significant or sustained equity market declines as well as investment losses could result in acceleration of amortization of the DAC related to variable annuity and variable universal life contracts, resulting in a charge to income. As discussed earlier, the amortization of DAC is also sensitive to changes in interest rates.

Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Deferred tax assets are assessed periodically by management to determine if they are realizable. Factors in management’s determination include the performance of the business including the geographic and legal entity source of our income, the ability to generate capital gains from a variety of sources, and tax planning strategies. If based on available information, it is more likely than not that the deferred income tax asset will not be realized then a valuation allowance must be established with a corresponding charge to net income. Such charges could have a material adverse effect on our results of operations or financial position.

Our valuation of fixed maturity, equity and trading securities may include methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect our results of operations or financial condition.

During periods of market disruption, it may be difficult to value certain of our securities, such as sub-prime mortgage backed securities, if trading becomes less frequent and/or market data becomes less observable. There may be cases where certain asset classes that were in active markets with significant observable data become inactive or for which data becomes unobservable due to the current financial environment or market conditions. As a result, valuations may include inputs and assumptions that are less observable or require greater estimation and judgment as well as valuation methods which are more complex. These values may not be ultimately realizable in a market transaction, and such values may change very rapidly as market conditions change and valuation assumptions are modified. Decreases in value may have a material adverse effect on our results of operations or financial condition.

The decision on whether to record an other-than-temporary impairment or write-down is determined in part by management's assessment of the financial condition and prospects of a particular issuer, projections of future cash flows and recoverability of the particular security. Management's conclusions on such assessments are highly judgmental and include assumptions and projections of future cash flows which may ultimately prove to be incorrect as assumptions, facts and circumstances change.

We have experienced and may experience additional downgrades in our financial strength or credit ratings. A downgrade or potential downgrade in our financial strength or credit ratings could limit our ability to market products, increase the number or value of policies being surrendered, increase our borrowing costs and/or hurt our relationships with creditors or trading counterparties.

Financial strength ratings, which are sometimes referred to as “claims-paying” ratings, represent the opinions of rating agencies regarding the financial ability of an insurance company to meet its obligations under an insurance policy, and are important factors affecting public confidence in an insurer and its competitive position in marketing products. Credit ratings represent the opinions of rating agencies regarding an entity’s ability to repay its indebtedness. A downgrade in our financial strength or credit ratings could potentially, among other things, limit our ability to market products, reduce our competitiveness, increase the number or value of policy surrenders and withdrawals, increase our borrowing costs and potentially make it more difficult to borrow funds, adversely affect the availability of financial guarantees, such as letters of credit, cause additional collateral requirements or other required payments under certain agreements, allow counterparties to terminate derivative agreements, and/or hurt our relationships with creditors, distributors or trading counterparties thereby potentially negatively affecting our profitability, liquidity and/or capital. In addition, we consider our own risk of non-performance in determining the fair value of our liabilities, including insurance liabilities that are classified as embedded derivatives under U.S. GAAP. Therefore, changes in our credit or financial strength ratings may affect the fair value of our liabilities.

Further, a downgrade in our credit or financial strength ratings could result in additional collateral requirements or other required payments under certain agreements, including derivative agreements, which are eligible to be satisfied in cash or by posting securities held by the parties to the agreements.

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

In each of our businesses we face intense competition from domestic and foreign insurance companies, asset managers and diversified financial institutions, both for the ultimate customers for our products and, in many businesses, for distribution through non-affiliated distribution channels. We compete based on a number of factors including brand recognition, reputation, quality of service, quality of investment advice, investment performance of our products, product features, scope of distribution and distribution arrangements, price, perceived financial strength and claims-paying and credit ratings. A decline in our competitive position as to one or more of these factors could adversely affect our profitability and assets under management. Many of our competitors are large and well established and some have greater market share or breadth of distribution, offer a broader range of products, services or features, assume a greater level of risk, have lower profitability expectations or have higher claims-paying or credit ratings than we do. The proliferation and growth of non-affiliated distribution channels puts pressure on our captive sales channels to increase their productivity and reduce their costs in order to remain competitive, and we run the risk that the marketplace will make a more significant or rapid shift to non-affiliated or direct distribution alternatives than we anticipate or are able to achieve ourselves, potentially adversely affecting our market share and results of operations.

Competition for personnel in all of our businesses is intense, including for executive officers and management personnel, face-to-face sales personnel, desirable non-affiliated distribution channels and our investment managers. We devote significant efforts to talent management and development and are subject to the risk that executive, management and other personnel will be hired or recruited by competitors. The loss of personnel could have an adverse effect on our business and profitability.

The adverse market and economic conditions that began in the second half of 2007 have resulted in changes in the competitive landscape. For example, the financial distress experienced by certain financial services industry participants as a result of such conditions, including government mandated sales of certain businesses, may lead to additional favorable acquisition opportunities, although our ability or that of our competitors to pursue such opportunities may be limited due to lower earnings, reserve increases, and a lack of access to debt capital markets and other sources of financing. Such conditions may also lead to changes by us or our competitors in product offerings, product pricing and business mix that could affect our and their relative sales volumes, market shares and profitability. Additionally, the competitive landscape in which we operate may be further affected by the government sponsored programs in the U.S. in response to the dislocations in financial markets. Competitors receiving governmental financing or other assistance or subsidies, including governmental guarantees of their obligations, may obtain pricing or other competitive advantages.

We may experience difficulty in marketing and distributing products through our current and future distribution channels.

Although we distribute our products through a wide variety of distribution channels, we do maintain relationships with certain key distributors. We periodically negotiate the terms of these relationships, and there can be no assurance that such terms will remain acceptable to us or such third parties. An interruption in certain key relationships could materially affect our ability to market our products and could have a material adverse effect on our business, operating results and financial condition. Distributors may elect to reduce or terminate their distribution relationships with us, including for such reasons as adverse developments in our business, adverse rating agency actions or concerns about market-related risks. We are also at risk that key distribution partners may merge, change their business models in ways that affect how our products are sold, or terminate their distribution contracts with us. An increase in bank and broker-dealer consolidation activity could increase competition for access to distributors, result in greater distribution expenses and impair our ability to market products through these channels. Consolidation of distributors and/or other industry changes may also increase the likelihood that distributors will try to renegotiate the terms of any existing selling agreements to terms less favorable to us.

When our products are distributed through unaffiliated firms, we may not be able to monitor or control the manner of their distribution despite our training and compliance programs. If our products are distributed by such firms in an inappropriate manner, or to customers for whom they are unsuitable, we may suffer reputational and other harms to our business.

Our business is heavily regulated and changes in regulation may reduce our profitability.

Our business is subject to comprehensive regulation and supervision. The purpose of this regulation is primarily to protect our customers. Many of the laws and regulations to which we are subject are regularly re-examined, and existing or future laws and regulations may become more restrictive or otherwise adversely affect our operations. The financial market dislocations we have experienced have produced, and are expected to continue to produce, extensive changes in existing laws and regulations, and regulatory frameworks, applicable to our business.

The Company is subject to the rules and regulations of the SEC relating to public reporting and disclosure, and corporate governance matters. The Sarbanes-Oxley Act of 2002 and rules and regulations adopted in furtherance of that Act have substantially increased the requirements in these and other areas for the Company, and certain of our affiliates.

Many insurance regulatory and other governmental or self-regulatory bodies have the authority to review our products and business practices and those of our agents and employees and to bring regulatory or other legal actions against us if, in their view, our practices, or those of our agents or employees, are improper. These actions can result in substantial fines, penalties or prohibitions or restrictions on our business activities and could adversely affect our business, reputation, results of operations or financial condition. For a discussion of material pending litigation and regulatory matters, see “Contingent Liabilities and Regulatory Matters” in the Notes to Financial Statements included in this Quarterly Report on Form 10-Q.

Insurance regulators have begun to implement significant changes in the way in which industry participants must determine statutory reserves and statutory capital, particularly for products with embedded options and guarantees such as variable annuities, and are considering further potentially significant changes in these requirements. Regulatory capital requirements based on scenario testing have already gone into effect for variable annuity products, and new reserving requirements for these products were implemented as of the end of 2009. The timing and extent of further changes to the statutory reporting framework are uncertain.

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

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), which effects comprehensive changes to the regulation of financial services in the United States and will subject the

Company, our parent and our affiliates to substantial additional federal regulation. Dodd-Frank directs existing and newly-created government agencies and bodies to promulgate regulations implementing the law, a process anticipated to occur over the next few years. We cannot predict with any certainty the requirements of the regulations ultimately adopted or how Dodd-Frank and such regulations will affect the financial markets generally, impact our business, credit or financial strength ratings, results of operations, cash flows or financial condition.

Key aspects we have identified to date of Dodd-Frank’s potential impact on the Company, our parent and our affiliates include:

•

Prudential Financial will become subject, as a savings and loan holding company, to the examination, enforcement and supervisory authority of the Board of Governors of the Federal Reserve System (“FRB”) after the transfer to the FRB of the existing authority of the Office of Thrift Supervision (expected to occur within a year of Dodd-Frank’s enactment). The FRB will have authority to impose capital requirements on Prudential Financial and its subsidiaries (including the Company) after the transfer date. Pursuant to the “Collins Amendment” included in Dodd-Frank, the FRB must establish minimum leverage and risk-based capital requirements for savings and loan holding companies (including Prudential Financial) and other institutions that are not less than those applicable to insured depository institutions. These requirements will become generally applicable to Prudential Financial five years after Dodd-Frank’s enactment except, for purposes of calculating Tier 1 capital, new issuances of debt and equity capital will be immediately subject to the requirements. We cannot predict what capital regulations the FRB will promulgate under these authorizations, either generally or as applicable to insurance-based organizations. We cannot predict how the FRB will exercise general supervisory authority over Prudential Financial and its subsidiaries (including the Company) as to their business practices.

•

Dodd-Frank establishes a Financial Stability Oversight Council (“Council”) which is authorized to subject non-bank financial companies such as Prudential Financial to stricter prudential standards (a “Designated Financial Company”) if the Council determines that material financial distress at the company or the scope of the company’s activities could pose a threat to financial stability of the U.S. If so designated, Prudential Financial and/or its subsidiaries (including the Company) would become subject to unspecified stricter prudential standards, including stricter requirements and limitations relating to risk-based capital, leverage, liquidity and credit exposure, as well as overall risk management requirements, management interlock prohibitions and a requirement to maintain a plan for rapid and orderly dissolution in the event of severe financial distress. The “Collins Amendment” capital requirements referred to above would apply when adopted by the FRB (i.e., the 5-year grandfathering would no longer be available). The FRB could also require the issuance of capital securities automatically convertible to equity in the event of financial distress, require enhanced public disclosures to support market evaluation of risk profile and impose short-term debt limits. If Prudential Financial or a subsidiary (such as the Company) were so designated, failure to meet defined measures of financial condition could result in: limits on capital distributions, acquisitions and/or asset growth; requirements for a capital restoration plan and capital raising, limitations on transactions with affiliates, management changes and asset sales; and, if the FRB and the Council determined Prudential Financial (or the designated subsidiary) posed a grave threat to the financial stability of the U.S., further limits on acquisitions or combinations, restrictions on product offerings and/or requirements to sell assets. We cannot predict whether Prudential Financial or a subsidiary will be designated as a Designated Financial Company.

•

Prudential Financial will become, as a savings and loan holding company (and if designated, as a Designated Financial Company), subject to stress tests to be promulgated by the FRB in consultation with the newly-created Federal Insurance Office (discussed below) to determine whether, on a consolidated basis, Prudential Financial has the capital necessary to absorb losses as a result of adverse economic conditions. We cannot predict how the stress tests will be designed or conducted or whether the results thereof will cause Prudential Financial or a subsidiary (such as the Company) to alter its business practices or affect the perceptions of regulators, rating agencies, customers, counterparties or investors of its financial strength.

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

•

As a savings and loan holding company, Prudential Financial and its subsidiaries will become subject to the “Volcker Rule” provisions of Dodd-Frank prohibiting, subject to the rule’s exceptions, “proprietary trading” and the sponsorship of, and investment in, funds (referred to in Dodd-Frank as hedge funds or private equity funds) that rely on certain exemptions from the Investment Company Act of 1940, as amended. The Council is to provide recommendations on the implementation of the Volcker Rule within six months of Dodd-Frank’s enactment, and the FRB is to promulgate regulations thereunder within nine months thereafter, and substantial uncertainty as to the rule’s application to our business may exist over this period. The rule becomes effective on the earlier of one year after adoption of regulations or two years after Dodd-Frank’s enactment, and activities and investments must be brought into compliance within two years thereafter, subject to exceptions. We presently believe that the “permitted activities” exceptions to the rule should be interpreted in a manner that does not require us to materially alter our securities trading or investing practices, but there can be no assurance that the regulations promulgated will so provide.

•

Dodd-Frank creates a new framework for regulation of the over-the-counter (“OTC”) derivatives markets which could impact various activities of our affiliate Prudential Global Funding, LLC (“PGF”), Prudential Financial and its insurance subsidiaries (including the Company), which use derivatives for various purposes (including hedging interest rate, foreign currency and equity market exposures). Dodd-Frank generally requires swaps, subject to a determination by the CFTC or SEC as to which swaps are covered, with all counterparties except non-financial end users to be executed through a centralized exchange or regulated facility and to be cleared through a regulated clearinghouse. Swap dealers and major swap participants (“MSPs”) are subject to capital and margin (i.e., collateral) requirements that will be imposed by the applicable prudential regulator or the CFTC or SEC, as well as business conduct rules and reporting requirements. While we believe Prudential Financial and PGF should not be considered dealers or MSPs subject to the capital and margin requirements, the final regulations adopted could provide otherwise, which could substantially increase the cost of hedging and the related operations. A determination by the Secretary of the Treasury not to exclude foreign currency swaps and forwards from the foregoing requirements also could have that result. PGF intermediates swaps between Prudential entities and third parties, and it is possible that PGF’s standardized intra-Company transactions might be required to be executed through an exchange, clear centrally and post margin, potentially defeating PGF’s key function; if so, Prudential entities (including the Company) might directly enter into swaps with third parties, potentially increasing the economic costs of hedging. The SEC and CFTC are required to determine whether and how “stable value contracts” should be treated as swaps and, although we believe otherwise, various other insurance products offered by us might be treated as swaps; if regulated as swaps, we cannot predict how the rules would be applied to such products or the effect on their profitability or attractiveness to our clients. Finally, the new regulatory scheme imposed on all market participants may increase the costs of hedging generally and banking institutions (with which we enter into a substantial portion of our derivatives) may be required to conduct at least a portion of their OTC derivatives businesses outside their depositary institutions. The affiliates through which these institutions will conduct their OTC derivatives businesses might be less creditworthy than the depository institutions themselves, and “netting” of counterparty exposures with non-banks will not be allowed, potentially affecting the credit risk these counterparties pose to us and the degree to which we are able to enter into transactions with these counterparties. We cannot predict the effect of the foregoing on our hedging costs, our hedging strategy or implementation thereof or whether we will need or choose to increase and/or change the composition of the risks we do not hedge.

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

•

Title II of Dodd-Frank provides that a financial company may be subject to a special orderly liquidation process outside the federal bankruptcy code, administered by the FDIC as receiver, upon a determination (with the approval of the director of the Federal Insurance Office if – as is true with respect to Prudential Financial – the largest United States subsidiary is an insurer) that the company is in default or in danger of default and presents a systemic risk to U.S. financial stability. Were Prudential Financial subject to such a proceeding, the Company would remain subject to rehabilitation and liquidation proceedings under state law, although the FDIC has discretion and authority to initiate resolution of an insurer under state law if its state insurance regulator has not filed the appropriate judicial action within 60 days of a systemic risk determination. We cannot predict how our creditors or creditors of Prudential Financial or its insurance and non-insurance subsidiaries, including the holders of Prudential Financial debt, will evaluate this potential or whether it will impact the Company’s or our affiliates’ financing or hedging costs.

•

Dodd-Frank establishes the Bureau of Consumer Financial Protection (“BCFP”) as an independent agency within the FRB to regulate consumer financial products and services offered primarily for personal, family or household purposes, with rule-making and enforcement authority over unfair, deceptive or abusive practices. Insurance products and services are not within the BCFP’s general jurisdiction, and broker-dealers and investment advisers are not subject to the BCFP’s jurisdiction when acting in their registered capacity. Retirement service providers (which may include certain of our affiliates) could become subject to the BCFP’s jurisdiction, but only if the Department of Labor and the Department of the Treasury agree. Otherwise, we believe that the insurance subsidiaries of Prudential Financial, Inc. (including the Company) offer a very limited number of products subject to BCFP regulation and the impact of Dodd-Frank on their operations in this regard should not be material; however, it is possible that the regulations promulgated by the BCFP will assert jurisdiction more expansively than we anticipate.

•	Dodd-Frank includes various securities law reforms that may affect the business practices of the Company and its affiliates and the liabilities and/or exposures associated therewith, including:

•

The SEC is to conduct a study and may impose on registered broker-dealers that provide retail investors personalized investment advice about securities a new standard of conduct the same or similar as the overall standard for investment advisers (i.e. a fiduciary standard). The SEC may also require broker-dealers selling proprietary or a limited range of products to make certain disclosures and obtain customer consents or acknowledgements.

•

Dodd-Frank imposes various assessments on financial companies, including (as applicable Prudential Financial and its subsidiaries) ex-post assessments to provide funds necessary to repay any borrowing and to cover the costs of any special resolution of a financial company conducted under Title II (although the FDIC is to take into account assessments otherwise imposed under state insurance guaranty funds); if Prudential Financial and//or one of its subsidiaries (such as the Company) were to become a Designated Financial Company, assessments to fund a newly-created Office of Financial Research which, among other things, assists the Council; and the costs of the new regulation by the FRB. We are unable to estimate these costs at this time.

Changes in U.S. federal income tax law could make some of our products less attractive to consumers and increase our tax costs.

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

Under current law, the estate tax is completely eliminated for 2010. Thereafter, the tax is reinstated using the exclusion limit and rates in effect in 2001. It is unclear if Congress will keep current law in place or take action to reinstate the estate tax, possibly retroactively to the beginning of 2010. This uncertainty makes estate planning difficult and may impact sales of our products.

Congress, as well as state and local governments, also considers from time to time legislation that could increase the amount of corporate taxes we pay. For example, changes in the law relating to tax reserving methodologies for term life or universal life insurance policies with secondary guarantees or other products could result in higher corporate taxes. If such legislation were adopted, our consolidated net income could decline.

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

On February 1, 2010, the Obama Administration released the “General Explanations of the Administration’s Revenue Proposals.” Although the Administration has not released proposed statutory language, the Revenue Proposals include proposals which, if enacted, would affect the taxation of life insurance companies and certain life insurance products. The proposals would change the method used to determine the amount of dividend income received by a life insurance company on assets held in separate accounts used to support products, including variable life insurance and variable annuity contracts that are eligible for the DRD. If proposals of this type were enacted, the Company’s sale of variable annuities and variable life insurance products could be adversely affected and the Company’s actual tax expense could increase, thereby reducing earnings.

The large federal deficit, as well as the budget constraints faced by many states and localities, increases the likelihood that Congress and state and local governments will raise revenue by enacting legislation increasing the taxes paid by individuals and corporations. This can be accomplished either by raising rates or otherwise changing the tax rules. While higher tax rates increase the benefits of tax deferral on the build-up of value of annuities and life insurance, making our products more attractive to consumers, legislation that reduces or eliminates deferral would have a potential negative effect on our products. In addition, changes in the tax rules that result in higher corporate taxes will increase the Company’s actual tax expense, thereby reducing earnings.

The products we sell have different tax characteristics, in some cases generating tax deductions. The level of profitability of certain of our products is significantly dependent on these characteristics and our ability to continue to generate taxable income, which is taken into consideration when pricing products and is a component of our capital management strategies. Accordingly, changes in tax law, our ability to generate taxable income, or other factors impacting the availability or value of the tax characteristics generated by our products, could impact product pricing and returns or require us to reduce our sales of these products or implement other actions that could be disruptive to our businesses.

Legal and regulatory actions are inherent in our business and could adversely affect our results of operations or financial position or harm our business or reputation.

We are, and in the future may be, subject to legal and regulatory actions in the ordinary course of our business. Some of these proceedings have been brought on behalf of various alleged classes of complainants. In certain of these matters, the plaintiffs are seeking large and/or indeterminate amounts, including punitive or exemplary damages. Legal liability or adverse publicity in respect of these or future legal or regulatory actions could have an adverse affect on us or cause us reputational harm, which in turn could harm our business prospects.

Material pending litigation and regulatory matters affecting us, and certain risks to our businesses presented by such matters, are discussed under “Contingent Liabilities and Regulatory Matters” in the Notes to Financial Statements included in this Quarterly Report on Form 10-Q. Our litigation and regulatory matters are subject to many uncertainties, and given their complexity and scope, their outcome cannot be predicted. Our reserves for litigation and regulatory matters may prove to be inadequate. It is possible that our results of operations or cash flow in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation and regulatory matters depending, in part, upon the results of operations or cash flow for such period. In light of the unpredictability of the Company’s litigation and regulatory matters, it is also possible that in certain cases an ultimate unfavorable resolution of one or more pending litigation or regulatory matters could have a material adverse effect on the Company’s financial position.

We may not be able to protect our intellectual property and may be subject to infringement claims.

We rely on a combination of contractual rights with third parties and copyright, trademark, patent and trade secret laws to establish and protect our intellectual property. Although we endeavor to protect our rights, third parties may infringe or misappropriate our intellectual property. We may have to litigate to enforce and protect our copyrights, trademarks, patents, trade secrets and know-how or to determine their scope, validity or enforceability. This would represent a diversion of resources that may be significant and our efforts may not prove successful. The inability to secure or protect our intellectual property assets could have a material adverse effect on our business and our ability to compete.

We may be subject to claims by third parties for (i) patent, trademark or copyright infringement, (ii) breach of copyright, trademark or license usage rights, or (iii) misappropriation of trade secrets. Any such claims and any resulting litigation could result in significant expense and liability for damages. If we were found to have infringed or misappropriated a third-party patent or other intellectual property right, we could in some circumstances be enjoined from providing certain products or services to our customers or from utilizing and benefiting from certain methods, processes, copyrights, trademarks, trade secrets or licenses. Alternatively, we could be required to enter into costly licensing arrangements with third parties or implement a costly work around. Any of these scenarios could have a material adverse effect on our business and results of operations.

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

Climate change, and its regulation, may affect the prospects of companies and other entities whose securities we hold and other counterparties, including reinsurers, and affect the value of investments, including real estate investments that we hold. Our current evaluation is that the near term effects of climate change and climate change regulation on the Company are not material, but we cannot predict the long term impacts on us from climate change or its regulation.

Our risk management policies and procedures may leave us exposed to unidentified or unanticipated risk, which could adversely affect our businesses or result in losses.

Our policies, procedures and controls to monitor and manage risks, including hedging programs that utilize derivative financial instruments, may not be fully effective in achieving their purposes and may leave us exposed to unidentified and unanticipated risks. The Company uses models in its hedging programs and many other aspects of its operations, including but not limited to the estimation of actuarial reserves, the amortization of deferred acquisition costs and the value of business acquired, and the valuation of certain other assets and liabilities. These models rely on assumptions and projections that are inherently uncertain. Management of operational, legal and regulatory risks requires, among other things, policies, procedures and controls to record properly and verify a large number of transactions and events, and these policies, procedures and controls may not be fully effective.

Past or future misconduct by our employees or employees of our vendors could result in violations of law by us, regulatory sanctions and/or serious reputational or financial harm and the precautions we take to prevent and detect this activity may not be effective in all cases. Although we employ controls and procedures designed to monitor associates’ business decisions and prevent us from taking excessive or inappropriate risks, there can be no assurance that these controls and procedures are or may be effective. We review our compensation policies and practices as part of our overall risk management program, but it is possible that our compensation policies and practices could inadvertently incentivize excessive or inappropriate risk taking. If our associates take excessive or inappropriate risks, those risks could harm our reputation and have a material adverse effect on our results of operations or financial condition.

Interruption in telecommunication, information technology and other operational systems, or a failure to maintain the security, confidentiality or privacy of sensitive data residing on such systems, could harm our business.

We depend heavily on our telecommunication, information technology and other operational systems and on the integrity and timeliness of data we use to run our businesses and service our customers. These systems may fail to operate properly or become disabled as a result of events or circumstances wholly or partly beyond our control. Further, we face the risk of operational and technology failures by others, including clearing agents, exchanges and other financial intermediaries and of vendors and parties to which we outsource the provision of services or business operations. If these parties do not perform as anticipated, we may experience operational difficulties, increased costs and other adverse effects on our business. These risks are heightened by our offering of increasingly complex products, such as those that feature automatic asset transfer or re-allocation strategies, and by our employment of complex investment, trading and hedging programs.

Despite our implementation of a variety of security measures, our information technology and other systems could be subject to physical or electronic break-ins, unauthorized tampering or other security breaches, resulting in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to customers.

Interruption in telecommunication, information technology and other operational systems, or a failure to maintain the security, confidentiality or privacy of sensitive data residing on such systems, whether due to actions by us or others, could delay or disrupt our ability to do business and service our customers, harm our reputation, subject us to regulatory sanctions and other claims, lead to a loss of customers and revenues and otherwise adversely affect our business.

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

November 12, 2010

Exhibit Index

Exhibit Number and Description

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.