Form 10-K
period 2010-12-31
PRUDENTIAL ANNUITIES LIFE ASSURANCE CORP/CT
filed 2011-03-15
CIK 881453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

Indicate the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant:

Voting: NONE    Non-voting: NONE

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

As of March 15, 2011, 25,000 shares of the registrant’s Common Stock (par value $100) consisting of 100 voting shares and 24,900 non-voting shares, were outstanding. As of such date, Prudential Annuities, Inc., formerly known as American Skandia, Inc., an indirect wholly owned subsidiary of Prudential Financial, Inc., a New Jersey corporation, owned all of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

THE INFORMATION REQUIRED TO BE FURNISHED PURSUANT TO PART III OF THIS FORM 10-K IS SET FORTH IN, AND IS HEREBY INCORPORATED BY REFERENCE HEREIN FROM, THE DEFINITIVE PROXY STATEMENT OF PRUDENTIAL FINANCIAL, INC. FOR THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON MAY 10, 2011, TO BE FILED BY PRUDENTIAL FINANCIAL, INC. WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION 14A NOT LATER THAN 120 DAYS AFTER DECEMBER 31, 2010.

Prudential Annuities Life Assurance Corporation meets the conditions set forth in General Instruction (I) (1) (a) and (b) on Form 10-K and

is therefore filing this Form 10-K with the reduced disclosure format.

Forward-Looking Statements

Certain of the statements included in this Annual Report on Form 10-K, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Prudential Annuities Life Assurance Corporation. There can be no assurance that future developments affecting Prudential Annuities Life Assurance Corporation will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial markets; (2) the availability and cost of additional debt or equity capital or external financing for our operations; (3) interest rate fluctuations or prolonged periods of low interest rates; (4) the degree to which we choose not to hedge risks, or the potential ineffectiveness or insufficiency of hedging or risk management strategies we do implement, with regard to variable annuity or other product guarantees; (5) any inability to access our credit facilities; (6) reestimates of our reserves for future policy benefits and claims; (7) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates, or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (8) changes in our assumptions related to deferred policy acquisition costs or valuation of business acquired; (9) changes in our financial strength or credit ratings; (10) investment losses, defaults and counterparty non-performance; (11) competition in our product lines and for personnel; (12) changes in tax law; (13) regulatory or legislative changes, including the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act; (14) inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (15) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities; (16) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (17) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (18) interruption in telecommunication, information technology or other operational systems or failure to maintain the security, confidentiality or privacy of sensitive data on such systems; and (19) changes in statutory or U.S. GAAP accounting principles, practices or policies . Prudential Annuities Life Assurance Corporation does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in this Annual Report on Form 10-K for a discussion of certain risks relating to our businesses and investment in our securities.

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

PAI, the direct parent of the Company, may make additional capital contributions to the Company, as needed, to enable the Company to comply with its reserve requirements and fund expenses in connection with its business. Generally, PAI is under no obligation to make such contributions and its assets do not back the benefits payable under the Company’s annuity contracts and life insurance. During 2010 and 2009, PAI made no capital contributions to the Company. During 2008, PAI made capital contribution of $540.8 million to the Company.

Products

The Company has sold a wide array of annuities, including deferred and immediate variable annuities that are registered with the United States Securities and Exchange Commission (the “SEC”), which may also include (1) fixed interest rate allocation options, subject to a market value adjustment, and registered with the SEC, and (2) fixed-rate allocation options not subject to a market value adjustment and not registered with the SEC. In addition, the Company has a relatively small in force block of variable life insurance policies, but it no longer actively sells such policies.

Beginning in March 2010, the Company ceased offering its existing variable annuity products (and where offered, the companion market value adjustment option) to new investors upon the launch of a new product in each of Pruco Life Insurance Company and Pruco Life Insurance Company of New Jersey (which are affiliates of the Company within the Prudential Annuities business unit of Prudential Financial). In general, the new product line offers the same optional living benefits and optional death benefits as offered by the Company’s existing variable annuities. However, subject to applicable contractual provisions and administrative rules, the Company will continue to accept subsequent purchase payments on inforce contracts under existing annuity products. These initiatives were implemented to create operational and administrative efficiencies by offering a single product line of annuity products from a more limited group of legal entities. In addition, by limiting its variable annuity offerings to a single product line sold through one insurer (and its affiliate, for New York sales), the Prudential Annuities business unit of Prudential Financial expects to convey a more focused, cohesive brand in the marketplace.

The Company’s variable annuities provide its customers with tax-deferred asset accumulation together with a base death benefit and a suite of optional guaranteed death and living benefits. The benefit features contractually guarantee the contractholder a return of no less than (1) total deposits made to the contract less any partial withdrawals (“return of net deposits”), (2) total deposits made to the contract less any partial withdrawals plus a minimum return (“minimum return”), and/or (3) the highest contract value on a specified date minus any withdrawals (“contract value”). These guarantees may include benefits that are payable in the event of death, annuitization or at specified dates during the accumulation period and withdrawal and income benefits payable during specified periods. Our latest optional living benefits guarantee, among other features, the ability to make withdrawals based on the highest daily contract value plus a minimum return, credited for a period of time. This highest daily guaranteed contract value is accessible through periodic withdrawals for the life of the contractholder, and not as a lump-sum surrender value.

Our variable annuity investment options provide our customers with the opportunity to invest in proprietary and non-proprietary mutual funds, frequently under asset allocation programs, and fixed-rate accounts. The investments made by customers in the proprietary and non-proprietary mutual funds generally represent separate account interests that provide a return linked to an underlying investment portfolio. The general account investments made in the fixed-rate accounts are credited with interest at rates we determine, subject to certain minimums. We also offer fixed annuities that provide a guarantee of principal and interest credited at rates we determine, subject to certain contractual minimums. Certain investments made in the fixed-rate accounts of our variable annuities and certain fixed annuities impose a market value adjustment if the invested amount is not held to maturity. Based on the contractual terms the market value adjustment can be positive, resulting in an additional amount for the contractholder, or negative, resulting in a deduction from the contractholder’s account value or redemption proceeds.

The primary risk exposures of our variable annuity contracts relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including equity market returns, interest rates, market volatility, timing of annuitization and withdrawals, contract lapses and contractholder mortality. The rate of return we realize from our variable annuity contracts will vary based on the extent of the differences between our actual experience and the assumptions used in the original pricing of these products. As part of our risk management strategy we hedge or limit our exposure to certain of these risks primarily through a combination of product design elements, such as an asset transfer feature, externally purchased hedging instruments and affiliated reinsurance arrangements with Pruco Reinsurance, Ltd. (“Pruco Re”) and The Prudential Insurance Company of America (“Prudential Insurance”). Our returns can also vary by contract based on our risk management strategy, including the impact of any capital markets movements that we may hedge in the affiliate, the impact on that portion of our variable annuity contracts that benefit from the asset transfer feature and the impact of risks that are not able to be hedged.

As of December 31, 2010 approximately $42.1 billion or 79% of total variable annuity account values contain a living benefit feature, compared to approximately $36.3 billion or 76% as of December 31, 2009. As of December 31, 2010 approximately $29.0 billion or 69% of variable annuity account values with living benefit features included an asset transfer feature in the product design, compared to approximately $21.6 billion or 59% as of December 31, 2009. The asset transfer feature, included in the design of certain optional living benefits, transfers assets between the variable investments selected by the annuity contractholder and, depending on the benefit feature, a fixed rate account in the general account or a bond portfolio within the separate account. The potential transfers are based on the static mathematical formula used with the particular optional benefit which considers a number of factors, including the impact of investment performance on the contractholder’s total account value. In general, negative investment performance may result in transfers to either a fixed rate account in the general account or a bond portfolio within the separate account, and positive investment performance may result in transfers back to contractholder-selected investments. Overall, the asset transfer feature is designed to help mitigate our exposure to equity market risk and market volatility. Beginning in 2009, our offerings of optional living benefit features associated with variable annuity products all include an asset transfer feature, and in 2009 we discontinued any new sales of optional living benefit features without an asset transfer feature. Other product design elements we utilize for certain products to manage these risks include investment option restrictions and minimum issuance age requirements.

As mentioned above, in addition to our asset transfer feature, we also manage certain risks associated with our variable annuity products through hedging programs and affiliated reinsurance arrangements. Primarily in the reinsurance affiliates, we purchase equity options and futures as well as interest rate derivatives are purchased to hedge certain optional living benefit features accounted for as embedded derivatives against changes in equity markets, interest rates, and market volatility. Historically, the hedging strategy sought to generally match the sensitivities of the embedded derivative liability as defined by GAAP, excluding the impact of the market-perceived risk of non-performance, with capital market derivatives and options. In the third quarter of 2010, the hedging strategy was revised as, in the current low interest rate environment, management of the company and reinsurance affiliates does not believe the GAAP value of the embedded derivative liability to be an appropriate measure for determining the hedge target. The new hedge target continues to be grounded in a GAAP/capital markets valuation framework but incorporates modifications to the risk-free return assumption to account for the fact that the underlying customer separate account funds which support these living benefits are invested in assets that contain risk. Consistent with sound risk management practices, management of the company and reinsurance affiliates evaluates hedge levels versus the target given the overall capital considerations of our ultimate parent Company, Prudential Financial Inc., and prevailing capital market conditions and may decide to temporarily hedge to an amount that differs from the hedge target definition. This new strategy will result in differences each period between the change in the value of the embedded derivative liability as defined by GAAP and the change in the value of the hedge positions, potentially increasing volatility in GAAP earnings in the reinsurance affiliate, and increasing volatility in the amortization of deferred acquisition and other costs of the Company as a result of the gross profit impact.

In the second quarter of 2009, we began the expansion of our hedging program to include a portion of the market exposure related to the overall capital position of our variable annuity business, including the impact of certain statutory reserve exposures. These capital hedges primarily consisted of equity-based total return swaps that were designed to partially offset changes in our capital position resulting from market driven changes in certain living and death benefit features of our variable annuity products. During the second quarter of 2010, we terminated the capital hedge program in lieu of a new program managed at the Prudential Financial parent company level that more broadly addresses equity market exposure of the overall statutory capital of Prudential Financial as a whole, under stress scenarios.

Marketing and Distribution

The Company has sold its annuity products through multiple distribution channels, including (1) independent broker-dealer firms and financial planners; (2) broker-dealers that are members of the New York Stock Exchange, including “wirehouse” and regional broker-dealer firms; and (3) broker-dealers affiliated with banks or that specialize in marketing to customers of banks. Although the Company has sold in each of those distribution channels, the majority of the Company’s sales have come from the independent broker-dealer firms and financial planners. The Company has selling agreements with over eight hundred broker-dealer firms and financial institutions.

Underwriting and Pricing

We earn asset administration fees and other fees determined as a percentage of the average assets of the proprietary mutual funds in our variable annuity products. We also earn mortality and expense fees and other fees for various insurance-related options and features, including optional guaranteed death and living benefit features, based on the average daily net asset value of the annuity separate accounts or the amount of guaranteed value under the optional living benefit, as applicable. We also receive fees from certain affiliated and unaffiliated underlying non-proprietary mutual funds (or their affiliates) for administrative services that we perform. We priced our variable annuities, including optional guaranteed death and living benefits, based on an evaluation of the risks assumed and considering applicable hedging costs. We priced our fixed annuities as well as the fixed-rate accounts of our variable annuities based on assumptions as to investment returns, expenses and persistency. Competition also influences our pricing. We seek to maintain a spread between the return on our general account invested assets and the interest we credit on our fixed annuities and the fixed-rate accounts of our variable annuities. For assets transferred to a fixed rate account in the general account pursuant to the asset transfer feature discussed above, we earn a spread for the difference between the return on our general account invested assets and the interest credited, similar to our fixed annuities. To encourage persistency, most of our variable and fixed annuities have surrender or withdrawal charges for a specified number of years.

Reserves

We establish and carry as liabilities actuarially-determined reserves for future policy benefits that we believe will meet our future obligations for our in force annuity contracts, including the death benefit and living benefit guarantee features associated with some of these contracts. We base these reserves on assumptions we believe to be appropriate for investment yield, persistency, expenses, withdrawal rates, mortality rates, as well as margins for adverse deviation. Certain of the living benefit guarantee features on variable annuity contracts are accounted for as embedded derivatives and are carried at fair value. The fair values of these benefit features are calculated as the present value of future expected benefit payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature, and are based on management’s expectation of how a market participant would value these embedded derivative liabilities. These features are generally reinsured with an affiliated company. We establish liabilities for policyholders’ account balances that represent cumulative gross premium payments plus credited interest and/or fund performance, less withdrawals, and all applicable mortality and expense charges.

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

During 2008, the Company entered into three reinsurance agreements with an affiliate as part of its risk management and capital management strategies. Effective January 28, 2008, the Company entered into a coinsurance agreement with an affiliate, Pruco Re providing for the 100% reinsurance of its Highest Daily Lifetime Seven (“HD7”) and Spousal Highest Daily Lifetime Seven (“SHD7”) benefit features sold on certain of its annuities. Effective January 28, 2008, the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Guaranteed Return Option Plus (“GRO Plus”) benefit feature sold on certain of its annuities. This agreement was amended effective January 1, 2010 to include a form of the GRO Plus benefit feature (“GRO Plus II”) on business issued after November 16, 2009. Effective January 28, 2008 the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Highest Daily Guaranteed Return Option (“HD GRO”) benefit feature sold on certain of its annuities. This agreement was amended effective January 1, 2010 to include a form of the HD GRO benefit feature (“HD GRO II”) on business issued after November 16, 2009.

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

State Securities Regulation

Certain states may deem our variable annuity products as “securities” within the meaning of state securities laws. As securities, variable annuities may be subject certain requirements. Also, sales activities with respect to these products generally are subject to state securities regulation. Such regulation may affect sales and related activities for these products.

Federal Regulation

Our variable annuity products and our registered market value adjustment options, generally are “securities” within the meaning of federal securities laws, registered under the federal securities laws and subject to regulation by the SEC and FINRA. Although the federal government does not comprehensively regulate the business of insurance, federal legislation and administrative policies in several areas, including financial services regulation, taxation and pension and welfare benefits regulation, can significantly affect the insurance industry. Congress also periodically considers and is considering laws affecting privacy of information and genetic testing that could significantly and adversely affect the insurance industry.

In view of recent events involving certain financial institutions, it is possible that the U.S. federal government will heighten its oversight of companies in the financial services industry such as us, including possibly through a federal system of insurance regulation. Indeed, the Dodd-Frank Act establishes a Federal Insurance Office within the Department of the Treasury to be headed by a director appointed by the Secretary of the Treasury. While not having a general supervisory or regulatory authority over the business of insurance, the director of this office will perform various functions with respect to insurance (other than health insurance), including serving as a non-voting member of the Financial Stability Oversight Council (the “Council”) and making recommendations to the Council regarding insurers to be designated for stricter regulation. The director is also required to conduct a study on how to modernize and improve the system of insurance regulation in the United States, including by increased national uniformity through either a federal charter or effective action by the states.

U.S Tax Legislation

Current U.S. federal income tax laws generally permit certain holders to defer taxation on the build-up of value of annuities and life insurance products until payments are actually made to the policyholder or other beneficiary and to exclude from taxation the death benefit paid under a life insurance contract. Congress from time to time considers legislation that could make our products less attractive to consumers, including legislation that would reduce or eliminate the benefit of this deferral on some annuities and insurance products, as well as other types of changes that could reduce or eliminate the attractiveness of annuities and life insurance products to consumers such as changes to estate tax. The estate tax was completely eliminated for 2010, but modified carryover basis rules applied for property acquired from decedent’s dying in that year. The estate tax has been reinstated through 2012 with a five million individual exemption, a 35% maximum rate and step-up in basis rules for property acquired from a decedent. Estates of decedents who died in 2010 can choose between the rules that were in effect in 2010 or the new rules. It is unclear what Congress will do with respect to the estate tax after 2012.

Legislative or regulatory changes could also impact the amount of taxes that we pay, thereby affecting our consolidated net income. For example, the U.S. Treasury Department and the Internal Revenue Service intend to address through regulations the methodology to be followed in determining the dividends received deduction, or DRD, related to variable life insurance and annuity contracts. The DRD reduces the amount of dividend income subject to U.S. tax and is a significant component of the difference between our actual tax expense and expected tax amount determined using the federal statutory tax rate of 35%. On February 14, 2011, the Obama Administration released the “General Explanations of the Administration’s Revenue Proposals.” Although the Administration has not released proposed statutory language, one proposal would change the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through regulation or legislation, could increase actual tax expense and reduce our net income.

There is generally uncertainty regarding US taxes both for individuals and corporations in light of the fact that many provisions recently enacted or extended will sunset by the end of 2012. In addition, the recommendations made by the President’s bipartisan National Commission on Fiscal Responsibility and Reform and other deficit reduction panels suggest the need to reform the US Tax Code. In addition, Congress plans to hold a number of hearings during 2011 devoted to tax reform. It is unclear whether or when Congress may take up overall tax reform and what would be the impact of reform on the Company and its products.

For additional discussion of possible tax legislative and regulatory risks that could affect our business, see “Risk Factors.”

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

Legislative and Regulatory Reforms

Federal and state regulators are devoting substantial attention to the variable annuity business. As a result of publicity relating to widespread perceptions of industry abuses, numerous legislative and regulatory reforms have been proposed or adopted with respect to sales practices, disclosure, arbitrations, and other issues. It is difficult to predict at this time whether changes resulting from new laws and regulations will affect our product offerings and, if so, to what degree.

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

Holding Company Regulation

We are subject to the Connecticut insurance holding company law which requires us to register with the insurance department and to furnish annually financial and other information about the operations of the Company. Generally, all transactions with affiliates that affect the Company must be fair and reasonable and, if material, require prior notice and approval or non-disapproval by the Connecticut insurance department.

Most states, including the states in which our U.S. insurance companies are domiciled, have insurance laws that require regulatory approval of a direct or indirect change of control of an insurer or an insurer’s holding company. Laws such as these that apply to us prevent any person from acquiring control of Prudential Financial or of our insurance subsidiaries unless that person has filed a statement with specified information with the insurance regulators and has obtained their prior approval. Under most states’ statutes, acquiring 10% or more of the voting stock of an insurance company or its parent company is presumptively considered a change of control, although such presumption may be rebutted. Accordingly, any person who acquires 10% or more of the voting securities of Prudential Financial without the prior approval of the insurance regulators of the states in which our U.S. insurance companies are domiciled will be in violation of these states’ laws and may be subject to injunctive action requiring the disposition or seizure of those securities by the relevant insurance regulator or prohibiting the voting of those securities and to other actions determined by the relevant insurance regulator.

Currently, there are several proposals to amend state insurance holding company laws to increase the scope of regulation of insurance holding companies (such as Prudential Financial). The International Association of Insurance Supervisors (the “IAIS) and the National Association of Insurance Commissioners (the “NAIC”) have promulgated model laws for adoption internationally and in the United States that would provide for “group wide” supervision of Prudential Financial as an insurance holding company in addition to the current regulation of Prudential Financial’s insurance subsidiaries. While the timing of their adoption and content will vary by jurisdiction, we have identified the following areas of focus in these model laws: (1) uniform standards for insurer corporate governance; (2) group-wide supervision of insurance holding companies; (3) adjustments to risk-based capital calculations to account for group-wide risks; and (4) additional regulatory and disclosure requirements for insurance holding companies. At this time, we cannot predict with any degree of certainty what additional capital requirements, compliance costs or other burdens these requirements may impose on Prudential Financial.

In addition, many state insurance laws require prior notification of state insurance departments of a change in control of a non-domiciliary insurance company doing business in that state. While these pre-notification statutes do not authorize the state insurance departments to disapprove the change in control, they authorize regulatory action in the affected state if particular conditions exist such as undue market concentration. Any future transactions that would constitute a change in control of Prudential Financial may require prior notification in those states that have adopted pre-acquisition notification laws.

Other

We are subject to the laws and regulations of states and other jurisdictions concerning the identification, reporting and escheatment of unclaimed or abandoned funds, and we are subject to audit and examination for compliance with these requirements. We are currently being examined by a third party auditor on behalf of 30 U.S. jurisdictions for compliance with the unclaimed property laws of these jurisdictions.

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), which effects comprehensive changes to the regulation of financial services in the United States and subjects us to substantial additional federal regulation. Dodd-Frank directs existing and newly-created government agencies and bodies to conduct certain studies and promulgate regulations implementing the law, a process anticipated to occur over the next few years. We cannot predict with any certainty the results of the studies or the requirements of the regulations ultimately adopted or how Dodd-Frank and such regulations will affect the financial markets generally, impact our business, credit or financial strength ratings, results of operations, cash flows or financial condition or make it advisable or require us to hold or raise additional capital.

Key aspects we have identified to date of Dodd-Frank’s potential impact on us include:

•

Prudential Financial will become subject, as a savings and loan holding company, to the examination, enforcement and supervisory authority of the Board of Governors of the Federal Reserve System (“FRB”) after the transfer to the FRB of the existing authority of the Office of Thrift Supervision (expected to occur July 21, 2011). The FRB will have authority, among other powers, to impose capital requirements on Prudential Financial after the transfer date. Pursuant to the “Collins Amendment” included in Dodd-Frank, the FRB must establish minimum leverage and risk-based capital requirements for savings and loan holding companies (including Prudential Financial) and other institutions that are not less than those applicable to insured depository institutions. These requirements will become generally applicable to Prudential Financial on July 21, 2015 (five years after Dodd-Frank’s enactment) except, for purposes of calculating Tier 1 capital, new issuances of debt and equity capital will be immediately subject to the requirements. The risk-based capital requirements currently applicable to most bank holding companies and insured depository institutions are based on the 1988 Capital Accord (“Basel I”) of the Basel Committee on Banking Supervision (the “Basel Committee”); U.S. federal bank regulatory agencies have also adopted new risk-based capital guidelines for large, internationally active banking organizations based on revisions to Basel I issued by the Basel Committee in 2004 (“Basel II”). In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation (“Basel III”). Basel III, when implemented by U.S. regulation and fully phased-in, will require bank holding companies and insured depository institutions to maintain substantially more capital, with a greater emphasis on common equity, and to comply with liquidity coverage and net stable funding standards, including the imposition of a counter-cyclical capital buffer. The “Collins Amendment” requires the FRB to adopt regulations imposing a continuing “floor” of the Basel I-based capital requirements in cases where the Basel II-based capital requirements and any changes in capital regulations resulting from Basel III otherwise would permit lower requirements. In December 2010, the FRB published for comment proposed regulations implementing this requirement, including a proposal to permit flexibility in the application of certain capital requirements imposed by Dodd-Frank to non-bank financial companies such as Prudential Financial. We cannot predict what capital regulations the FRB will promulgate under these authorizations, either generally or as applicable to insurance-based organizations. We cannot predict how the FRB will exercise general supervisory authority over us as to the Company’s business practices.

•

Dodd-Frank establishes a Financial Stability Oversight Council (“Council”) which is authorized to subject non-bank financial companies such as Prudential Financial to stricter prudential standards (a “Designated Financial Company”) if the Council determines that material financial distress at Prudential Financial or the scope of Prudential Financial’s activities could pose a threat to financial stability of the U.S. If so designated, Prudential Financial would become subject to unspecified stricter prudential standards, including stricter requirements and limitations relating to risk-based capital, leverage, liquidity and credit exposure, as well as overall risk management requirements, management interlock prohibitions and a requirement to maintain a plan for rapid and orderly dissolution in the event of severe financial distress. The “Collins Amendment” capital requirements referred to above would apply when adopted by the FRB (i.e., the 5-year grandfathering would no longer be available). The FRB could also require the issuance of capital securities automatically convertible to equity in the event of financial distress, require enhanced public disclosures to support market evaluation of risk profile and impose short-term debt limits. If Prudential Financial or a subsidiary were so designated, failure to meet defined measures of financial condition could result in: limits on capital distributions, acquisitions and/or asset growth; requirements for a capital restoration plan and capital raising; limitations on transactions with affiliates; management changes and asset sales; and, if the FRB and the Council determined Prudential Financial (or the designated subsidiary) posed a grave threat to the financial stability of the U.S., further limits on acquisitions or combinations, restrictions on product offerings and/or requirements to sell assets. In January 2011, the Council published for comment proposed regulations setting forth the criteria by which it will determine Designated Financial Companies. We cannot predict whether Prudential Financial or a subsidiary will be designated as a Designated Financial Company.

•

Prudential Financial will become, as a savings and loan holding company (and if designated as a Designated Financial Company), subject to stress tests to be promulgated by the FRB in consultation with the newly-created Federal Insurance Office (discussed below) to determine whether, on a consolidated basis, Prudential Financial has the capital necessary to absorb losses as a result of adverse economic conditions. We cannot predict how the stress tests will be designed or conducted or whether the results thereof will cause us to alter our business practices or affect the perceptions of regulators, rating agencies, customers, counterparties or investors of our financial strength.

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

•

As a savings and loan holding company, Prudential Financial will become subject to the “Volcker Rule” provisions of Dodd-Frank prohibiting, subject to the rule’s exceptions, “proprietary trading” and the sponsorship of, and investment in, funds (referred to in Dodd-Frank as hedge funds or private equity funds) that rely on certain exemptions from the Investment Company Act of 1940, as amended (collectively, “covered funds”). In January 2011, the Council provided recommendations on the implementation of the Volcker Rule, and the FRB is to promulgate regulations thereunder within nine months thereafter. The rule becomes effective on the earlier of one year after adoption of regulations or July 21, 2012 (two years after Dodd-Frank’s enactment), and activities and investments must be brought into compliance within two years thereafter, subject to exceptions. We presently believe that the “permitted activities” exceptions to the rule should be interpreted in a manner that does not require our insurance subsidiaries to materially alter their securities trading or investing practices, but there can be no assurance that the regulations promulgated will so provide. The Council recommendations expressly direct the FRB and other agencies to consider whether the “permitted activities” exception should apply to separate account investments. Further, the Council stated that the agencies will need to consider a process to assess insurance company investment laws since the Volcker Rule’s “permitted activities” for insurers are conditioned on the banking agencies, after consultation with the Council and state insurance regulators, not having jointly determined a state’s laws insufficient to protect the insurer’s safety and soundness or the financial stability of the U.S. If the Volcker Rule were interpreted to prohibit insurance company investments in covered funds, or to apply the aggregate limit of 3% of Tier 1 capital to Prudential Financial’s coinvestment in covered funds sponsored by our Prudential Real Estate Investors (PREI), Prudential Investment Management (PIM) or other operations, our insurance subsidiaries could be required to dispose of covered fund investments. Furthermore, our PREI and PIM investment covered funds in which we coinvest (in both insurance and non-insurance subsidiaries) which are directly affected by the Volcker Rule prohibitions which, among other things, limit permanent investment by a sponsoring company in any one fund to no more than 3% of fund capital, limit covered fund marketing except to bona fide trust, fiduciary or investment advisory customers, prohibit covered transactions between a fund and the sponsoring company and prohibit the use of the sponsoring company’s name in the fund’s name. It is possible that regulations with respect to the foregoing provisions could require us to dispose of covered fund investments, significantly alter our business practices in these operations and/or diminish the attractiveness of our covered fund products to clients. If Prudential Financial were a Designated Financial Company but not a savings and loan holding company, the foregoing prohibitions would not apply but Prudential Financial could be subject, pursuant to future FRB rulemaking, to additional capital requirements for, and quantitative limits on, proprietary trading and sponsorship of, and investment in, covered funds. In addition, actions taken by other financial entities in response to the Volcker Rule could potentially negatively affect the market for, returns from or liquidity of Prudential Financial’s investments in covered funds affiliated with such other financial entities.

•

Dodd-Frank creates a new framework for regulation of the over-the-counter (“OTC”) derivatives markets which could impact various activities of Prudential Global Funding (“PGF”), Prudential Financial and its insurance subsidiaries, which use derivatives for various purposes (including hedging interest rate, foreign currency and equity market exposures). Dodd-Frank generally requires swaps, subject to a determination by the Commodity Futures Trading Commission (“CFTC”) or SEC as to which swaps are covered, with all counterparties except non-financial end users to be executed through a centralized exchange or regulated facility and to be cleared through a regulated clearinghouse. Swap dealers and major swap participants (“MSPs”) are subject to capital and margin (i.e., collateral) requirements that will be imposed by the applicable prudential regulator or the CFTC or SEC, as well as business conduct rules and reporting requirements. While we believe Prudential Financial and PGF and our insurance subsidiaries should not be considered dealers or MSPs subject to the capital and margin requirements, the final regulations adopted could provide otherwise, which could substantially increase the cost of hedging and the related operations. A determination by the Secretary of the Treasury not to exclude foreign currency swaps and forwards from the foregoing requirements also could have that result. PGF intermediates swaps between Prudential entities (other than PFI) and third parties, and it is possible that PGF’s standardized intra-Company transactions might be required to be executed through an exchange, cleared centrally with posted margin, potentially defeating PGF’s key function; if so, Prudential entities might directly enter into swaps with third parties, potentially increasing the economic costs of hedging. The SEC and CFTC are required to determine whether and how “stable value contracts” should be treated as swaps and, although we believe otherwise, various other products offered by our insurance subsidiaries might be treated as swaps; if regulated as swaps, we cannot predict how the rules would be applied to such products or the effect on their profitability or attractiveness to our clients. Finally, the new regulatory scheme imposed on all market participants may increase the costs of hedging generally and banking institutions (with which we enter into a substantial portion of our derivatives) will be required to conduct at least a portion of their OTC derivatives businesses outside their depositary institutions. The affiliates through which these institutions will conduct their OTC derivatives businesses might be less creditworthy than the depository institutions themselves, and “netting” of counterparty exposures with non-banks will not be allowed, potentially affecting the credit risk these counterparties pose to us and the degree to which we or an affiliate are able to enter into transactions with these counterparties. We cannot predict the effect of the foregoing on our hedging costs, our hedging strategy or implementation thereof or whether we will need or choose to increase and/or change the composition of the risks we do not hedge.

•

Dodd-Frank establishes a Federal Insurance Office within the Department of the Treasury to be headed by a director appointed by the Secretary of the Treasury. While not having a general supervisory or regulatory authority over the business of insurance, the director of this office will perform various functions with respect to insurance (other than health insurance), including serving as a non-voting member of the Council and making recommendations to the Council regarding insurers (potentially including the Company) to be designated for stricter regulation. The director is also required to conduct a study on how to modernize and improve the system of insurance regulation in the United States, including by increased national uniformity through either a federal charter or effective action by the states.

•

Dodd-Frank authorizes the FRB to require a savings and loan holding company or a Designated Financial Company to place its financial activities in an intermediate holding company separate from non-financial activities (as defined for purposes of the Bank Holding Company Act) and imposes restrictions on transactions between the two businesses. While our non-financial activities are relatively minor, the imposition of such a requirement on us could be burdensome and costly to implement. Dodd-Frank directs the U.S. Government Accountability Office to study and report to Congressional committees within eighteen months of Dodd-Frank’s enactment regarding the adequacy of the federal regulatory framework which permits savings and loan holding companies to engage in non-financial activities and the consequence of prohibiting such activities.

•

Title II of Dodd-Frank provides that a financial company may be subject to a special orderly liquidation process outside the federal bankruptcy code, administered by the FDIC as receiver, upon a determination (with the approval of the director of the Federal Insurance Office if – as is true with respect to Prudential Financial – the largest United States subsidiary is an insurer) that the company is in default or in danger of default and presents a systemic risk to U.S. financial stability. Were Prudential Financial subject to such a proceeding, our U.S. insurance subsidiaries would remain subject to rehabilitation and liquidation proceedings under state law, although the FDIC has discretion and authority to initiate resolution of an insurer under state law if its state insurance regulator has not filed the appropriate judicial action within 60 days of a systemic risk determination. However, our non-insurance U.S. subsidiaries engaged in financial activities would be subject to any special orderly liquidation process so commenced. We cannot predict how creditors of Prudential Financial or its insurance and non-insurance subsidiaries, including the holders of Prudential Financial debt, will evaluate this potential or whether it will impact our financing or hedging costs.

•

Dodd-Frank establishes the Bureau of Consumer Financial Protection (“CFPB”) as an independent agency within the FRB to regulate consumer financial products and services offered primarily for personal, family or household purposes, with rule-making and enforcement authority over unfair, deceptive or abusive practices. Insurance products and services are not within the CFPB’s general jurisdiction, and broker-dealers and investment advisers are not subject to the CFPB’s jurisdiction when acting in their registered capacity. Retirement service providers such as us could become subject to the CFPB’s jurisdiction, but only if the Department of Labor and the Department of the Treasury agree. Otherwise, we believe we offer a very limited number of products subject to CFPB regulation and the impact of Dodd-Frank on our operations in this regard should not be material; however, it is possible that the regulations promulgated by the CFPB will assert jurisdiction more expansively than we anticipate.

•	Dodd-Frank includes various securities law reforms that may affect our business practices and the liabilities and/or exposures associated therewith, including:

•

In January 2011, the SEC staff issued a study that recommends that the SEC adopt a uniform federal fiduciary standard of conduct for registered broker-dealers and investment advisers that provide retail investors personalized investment advice about securities, consider harmonization of the regulation applicable to investment advisers and broker dealers functions taking into account the best elements of each regime and conduct rulemakings or provide guidance to facilitate the implementation of a federal fiduciary standard of care. The SEC staff study acknowledges that Dodd-Frank provides that the offering of proprietary products would not be a per se violation of any new standard of care and that broker-dealers selling proprietary or a limited range of products could be permitted to make certain disclosures about their limited product offerings and obtain customer consents or acknowledgements.

•

The SEC and other regulators are required to promulgate regulations requiring the securitizer, and possibly the originator, of certain asset-backed securities to retain at least 5% of the credit risk of securities sold, which may apply to activities of our investment management segment if the regulations promulgated treat us as a securitizer or an originator.

•

Dodd-Frank imposes various assessments on financial companies, including: ex-post assessments to provide funds necessary to repay any borrowing and to cover the costs of any special resolution of a financial company conducted under Title II (although the FDIC is to take into account assessments otherwise imposed under state insurance guaranty funds); if Prudential Financial were to become a Designated Financial Company, assessments to fund a newly-created Office of Financial Research which, among other things, assists the Council; and assessments for the costs of new regulation by the FRB. We are unable to estimate these costs at this time.

We cannot predict with any certainty whether these possible outcomes will occur or the effect they may have on the financial markets or on our business, results of operations, cash flows and financial condition.

Segments

The Company currently operates as one reporting segment. Revenues, net income and total assets for this segment can be found on the Company’s Statements of Financial Position as of December 31, 2010 and 2009 and Statements of Operations and Comprehensive Income for the year ended December 31, 2010, year ended December 31, 2009, and year ended December 31, 2008. The Company’s total assets as of December 31, 2010, 2009, and 2008 were $57.3 billion, $51.9 billion, and $39.6 billion, respectively. Revenues and assets generated from the Company’s variable life and qualified plan product offerings have been insignificant in comparison to the revenues and assets generated from the Company’s core product, variable annuities.

Employees

The Company has no employees. As of November 2008, the Company’s employees were transferred to Prudential Insurance.

Item 1A. Risk Factors

You should carefully consider the following risks. These risks could materially affect our business, results of operations or financial condition or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks described elsewhere in this Annual Report on Form 10-K.

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

•

A change in market conditions, including prolonged periods of high inflation, could cause a change in consumer sentiment adversely affecting persistency of our long-term savings and protection products. A prolonged period of low interest rates could cause persistency of these products to vary from that anticipated and adversely affect profitability (as further described below). Similarly, changing economic conditions and unfavorable public perception of financial institutions can influence customer behavior, including but not limited to increasing claims or surrenders.

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

•

Hedging instruments we and our affiliates hold to manage product and other risks might not perform as intended or expected resulting in higher realized losses and unforeseen cash needs. Market conditions can limit availability of hedging instruments and also further increase the cost of executing product related hedges and such costs may not be recovered in the pricing of the underlying products being hedged. We execute our hedges through an affiliate that, in turn, may execute hedges with unaffiliated counterparties. Accordingly, our hedging strategies depend on the performance of this affiliate and on the performance of its unaffiliated counterparties to such hedges. These unaffiliated counterparties may fail to perform for various reasons resulting in unhedged exposures and losses on uncollateralized positions.

•

We have significant investment portfolios, including but not limited to corporate and asset-backed securities, equities and commercial real estate. Economic conditions as well as adverse capital market conditions, including but not limited to a lack of buyers in the marketplace, volatility, credit spread changes, benchmark interest rate changes and declines in value of underlying collateral will impact the credit quality, liquidity and value of our investments, potentially resulting in higher capital charges and unrealized or realized losses, the latter especially if we were to need to sell a significant amount of investments under such conditions. For example, a widening of credit spreads increases the net unrealized loss position of our investment portfolio and may ultimately result in increased realized losses. Values of our investments can also be impacted by reductions in price transparency, changes in assumptions or inputs we use in estimating fair value and changes in investor confidence and preferences, potentially resulting in higher realized or unrealized losses. Volatility can make it difficult to value certain of our securities if trading becomes less frequent. Valuations may include assumptions or estimates that may have significant period to period changes which could have a material adverse effect on our results of operations or financial condition, and in certain cases under U.S. GAAP such period to period changes in the value of investments are not recognized in our results of operations or consolidated statements of financial condition.

•

Opportunities for investment of available funds at appropriate returns may be limited, including due to the current low interest rate environment. or other factors, with a possible negative impact on our overall results. The consequences of holding cash for long periods of time may result in increased purchase of derivatives for duration management purposes. The increased use of derivatives may increase the volatility of our U.S. GAAP results and our statutory capital.

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

Adverse capital market conditions have affected and may affect in the future the availability and cost of borrowed funds and could impact our ability to refinance existing borrowings, thereby ultimately impacting our profitability and ability to support or grow our businesses. We need liquidity to pay our operating expenses and interest on our debt and replace certain maturing debt obligations. The principal sources of our liquidity are insurance premiums, annuity considerations cash flow from our investment portfolio, and fees from separate account assets. Sources of liquidity in normal markets also include debt instruments, including securities lending, repurchase agreements and commercial paper.

Disruptions, uncertainty and volatility in the financial markets limited and, to the extent they persist or recur, may limit in the future our access to capital required to operate our business. These market conditions may in the future limit our ability to replace, in a timely manner, maturing debt obligations and access the capital necessary to grow our business, or replace capital withdrawn by customers. As a result, under such conditions we may be forced to delay raising capital, bear an unattractive cost of capital or be unable to access capital at any price, which could decrease our profitability and significantly reduce our financial flexibility. Actions we might take to access financing may in turn cause rating agencies to reevaluate our ratings. Our ability to borrow funds from our affiliates through their commercial paper borrowings or otherwise may also be dependent upon market conditions. Our internal sources of liquidity may prove to be insufficient.

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

Disruptions in the capital markets could adversely affect our ability to access sources of liquidity, as well as threaten to reduce our capital below a level that is consistent with our existing ratings objectives. Therefore, we may need to take actions, which may include but are not limited to: (1) further access sources of capital; (2) undertake capital management activities, including reinsurance transactions; (3) undertake further asset sales or internal asset transfers; (4) seek temporary or permanent changes to regulatory rules; and (5) maintain greater levels of cash balances or for longer periods thereby reducing investment returns. Certain of these actions may require regulatory approval and/or agreement of counterparties which are outside of our control or have economic costs associated with them.

We have experienced and may experience additional downgrades in our financial strength or credit ratings. A downgrade or potential downgrade in our financial strength or credit ratings could increase the number or value of policies being surrendered, increase our borrowing costs and/or hurt our relationships with creditors or trading counterparties.

Financial strength ratings, which are sometimes referred to as “claims-paying” ratings, represent the opinions of rating agencies regarding the financial ability of an insurance company to meet its obligations under an insurance policy, and are important factors affecting public confidence in an insurer and its competitive position in marketing products. Credit ratings represent the opinions of rating agencies regarding an entity’s ability to repay its indebtedness. A downgrade in our financial strength or credit ratings could potentially, among other things, limit our ability to market products, reduce our competitiveness, increase the number or value of policy surrenders and withdrawals, increase our borrowing costs and potentially make it more difficult to borrow funds, adversely affect the availability of financial guarantees, such as letters of credit, cause additional collateral requirements or other required payments under certain agreements, allow counterparties to terminate derivative agreements with our affiliated derivatives counterparty, and/or hurt our relationships with creditors, distributors or trading counterparties thereby potentially negatively affecting our profitability, liquidity and/or capital. In addition, we consider our own risk of non-performance in determining the fair value of our liabilities, including insurance liabilities that are classified as embedded derivatives under U.S. GAAP. Therefore, changes in our credit or financial strength ratings may affect the fair value of our liabilities.

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

Our insurance and annuities products and our investment returns are sensitive to interest rate fluctuations, and changes in interest rates could adversely affect our investment returns and results of operations, including in the following respects:

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

Recent periods have been characterized by low interest rates. A prolonged period during which interest rates remain at levels lower than those anticipated may result in greater costs associated with certain of our product features which guarantee death benefits or income streams for stated periods or for life; higher costs for derivative instruments used to hedge certain of our product risks; or shortfalls in investment income on assets supporting policy obligations, each of which may require us to record charges to increase reserves. In addition to compressing spreads and reducing net investment income, such an environment may cause policies to remain in force for longer periods than we anticipated in our pricing, potentially resulting in greater claims costs than we expected and resulting in lower overall returns on business in force. In addition, certain statutory capital requirements are based on formulas or models that consider interest rates, and a prolonged period of low interest rates may increase the statutory capital we are required to hold as well as the amount of assets we must maintain to support statutory reserves.

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

Issuers and borrowers whose securities or loans we hold, customers, vendors, trading counterparties, counterparties under swaps and other derivative contracts with us or our affiliates, reinsurers, clearing agents, exchanges, clearing houses and other financial intermediaries and guarantors, including bond insurers, may default on their obligations to us or be unable to perform service functions that are significant to our business due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud or other reasons. Such defaults, instances of which have occurred in recent periods, could have an adverse effect on our results of operations and financial condition. A downgrade in the ratings of bond insurers could also result in declines in the value of our fixed maturity investments supported by guarantees from bond insurers.

In addition, we and our affiliates use derivative instruments to hedge various risks, including certain guaranteed minimum benefits contained in many of our variable annuity products. We and our affiliates enter into a variety of derivative instruments, including options, forwards, interest rate, credit default and currency swaps with a number of counterparties. Amounts that we expect to collect under current and future contracts, including, but not limited to reinsurance contracts, are subject to counterparty risk. Our obligations under our products are not changed by our hedging activities and we are liable for our obligations even if these derivative counterparties, including reinsurers, do not pay us or our affiliates. This is a more pronounced risk to us in view of the recent stresses suffered by financial institutions. Such defaults could have a material adverse effect on our financial condition and results of operations.

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

Certain of our products, including especially our variable annuity products, include guarantees of income streams for stated periods or for life. Downturns in equity markets, increased equity volatility, or (as discussed above) reduced interest rates could result in an increase in the valuation of liabilities associated with such products, resulting in increases in reserves and reductions in net income. We use a variety of affiliated reinsurance, hedging and risk management strategies, including product features, to mitigate these risks in part. These strategies may, however, not be fully effective. We and our affiliates may also choose not to fully hedge these risks. Hedging instruments may not effectively offset the costs of guarantees or may otherwise be insufficient in relation to our obligations. Hedging instruments also may not change in value correspondingly with associated liabilities due to equity market or interest rate conditions or other reasons. We sometimes choose to hedge these risks on a basis that does not correspond to their anticipated or actual impact upon our results of operations or financial position under U.S. GAAP. For example, during the third quarter of 2010 we and our affiliates have begun to hedge certain risks associated with variable annuity products on a basis that does not fully correspond to the associated U.S. GAAP liability. Changes from period to period in the valuation of these policy benefits, and in the amount of our obligations effectively hedged, will result in volatility in our results of operations and financial position under U.S. GAAP. Estimates and assumptions we make in connection with hedging activities may fail to reflect or correspond to our actual long-term exposure in respect of our guarantees. Further, the risk of increases in the costs of our guarantees not covered by our hedging and other capital and risk management strategies may become more significant due to changes in policyholder behavior driven by market conditions or other factors. The above factors, individually or collectively, may have a material adverse effect on our results of operations, financial condition or liquidity.

Our profitability may decline if mortality rates, morbidity rates or persistency rates differ significantly from our pricing expectations.

We set prices for many of our insurance and annuity products based upon expected claims and payment patterns, using assumptions for mortality rates, or likelihood of death, and morbidity rates, or likelihood of sickness, of our policyholders. In addition to the potential effect of natural or man-made disasters, significant changes in mortality or morbidity could emerge gradually over time, due to changes in the natural environment, the health habits of the insured population, treatment patterns and technologies for disease or disability, the economic environment, or other factors. Pricing of our insurance and deferred annuity products are also based in part upon expected persistency of these products, which is the probability that a policy or contract will remain in force from one period to the next. Persistency may be significantly impacted by the value of guaranteed minimum benefits contained in many of our variable annuity products being higher than current account values in light of poor equity market performance or extended periods of low interest rates as well as other factors. Persistency could be adversely affected generally by developments affecting client perception of us, including perceptions arising from adverse publicity. Results may also vary based on differences between actual and expected premium deposits and withdrawals for these products. The development of a secondary market for life insurance, including life settlements or “viaticals” and investor owned life insurance, and third-party investor strategies in the annuities business, could adversely affect the profitability of existing business and our pricing assumptions for new business. Significant deviations in actual experience from our pricing assumptions could have an adverse effect on the profitability of our products. Although some of our products permit us to increase premiums or adjust other charges and credits during the life of the policy or contract, the adjustments permitted under the terms of the policies or contracts may not be sufficient to maintain profitability. Some of our products do not permit us to increase premiums or adjust other charges and credits or limit those adjustments during the life of the policy or contract. Even if permitted under the policy or contract, we may not be able or willing to raise premiums or adjust other charges sufficiently, or at all, for regulatory or competitive reasons.

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

For certain of our products, market performance and interest rates (as well as the regulatory environment, as discussed further below) impact the level of statutory reserves and statutory capital we are required to hold, and may have an adverse effect on returns on capital associated with these products. For example, equity market declines in the fourth quarter of 2008 caused a significant increase in the level of statutory reserves and statutory capital we were required to hold.

We may be required to accelerate the amortization of deferred policy acquisition costs, or DAC, or be required to establish a valuation allowance against deferred income tax assets, either of which could adversely affect our results of operations and financial condition.

Deferred policy acquisition costs, or DAC, represent the costs that vary with and are related primarily to the acquisition of new and renewal insurance and annuity contracts, and we amortize these costs over the expected lives of the contracts. Management, on an ongoing basis, tests the DAC recorded on our balance sheet to determine if the amount is recoverable under current assumptions. In addition, we regularly review the estimates and assumptions underlying DAC for those products for which we amortize DAC in proportion to gross profits or gross margins. Given changes in facts and circumstances, these tests and reviews could lead to reductions in DAC that could have an adverse effect on the results of our operations and our financial condition. Significant or sustained equity market declines as well as investment losses could result in acceleration of amortization of the DAC related to variable annuity and variable life contracts, resulting in a charge to income. As discussed earlier, the amortization of DAC is also sensitive to changes in interest rates.

Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Deferred tax assets are assessed periodically by management to determine if they are realizable. Factors in management’s determination include the performance of the business the ability to generate capital gains from a variety of sources, and tax planning strategies. If based on available information, it is more likely than not that the deferred income tax asset will not be realized then a valuation allowance must be established with a corresponding charge to net income. Such charges could have a material adverse effect on our results of operations or financial position.

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

Our business is subject to comprehensive regulation and supervision, the primary purpose of which is to protect our customers. Many of the laws and regulations to which we are subject are regularly re-examined, and existing or future laws and regulations may become more restrictive or otherwise adversely affect our operations. The financial market dislocations we have experienced have produced, and are expected to continue to produce, extensive changes in existing laws and regulations, and regulatory frameworks, applicable to our business. We are subject to the rules and regulations of the SEC relating to public reporting and disclosure and corporate governance matters. The Sarbanes-Oxley Act of 2002 and rules and regulations adopted in furtherance of that Act have substantially increased the requirements in these and other areas for the Company and certain of our affiliates.

Many insurance regulatory and other governmental or self-regulatory bodies have the authority to review our products and business practices and those of our agents and employees and to bring regulatory or other legal actions against us if, in their view, our practices, or those of our agents or employees, are improper. These actions can result in substantial fines, penalties or prohibitions or restrictions on our business activities and could adversely affect our business, reputation, results of operations or financial condition. For a discussion of material pending litigation and regulatory matters, see “Contingent Liabilities and Regulatory Matters” in the Notes to Financial Statements included in this Annual Report on Form 10-K.

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

Currently, there are several proposals to amend state insurance holding company laws to increase the scope of the regulation of insurance holding companies (such as Prudential Financial). These proposals include imposing standards for insurer corporate governance, group-wide supervision of insurance holding companies, adjustments to risk-based capital calculations to account for group-wide risks, and additional regulatory and disclosure requirements for insurance holding companies. In addition, state insurance regulators have focused attention on

U.S. insurance solvency regulation pursuant to the NAIC’s “Solvency Modernization Initiative.” At this time, we cannot predict with any degree of certainty what additional capital requirements, compliance costs or other burdens these requirements may impose on us or on Prudential Financial.

Compliance with applicable laws and regulations is time consuming and personnel-intensive, and changes in these laws and regulations may materially increase our direct and indirect compliance and other expenses of doing business, thus having a material adverse effect on our financial condition or results of operations.

See “Business—Regulation” for further discussion of the impact of regulations on our business.

The enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act will subject Prudential Financial and its subsidiaries (including the Company) to substantial additional federal regulation and we cannot predict the effect on our business, results of operations, cash flows or financial condition.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), which effects comprehensive changes to the regulation of financial services in the United States and subjects Prudential Financial and its subsidiaries (including the Company) to substantial additional federal regulation. Dodd-Frank directs existing and newly-created government agencies and bodies to promulgate regulations implementing the law, a process anticipated to occur over the next few years. We cannot predict with any certainty the requirements of the regulations ultimately adopted or how Dodd-Frank and such regulations will affect the financial markets generally, impact our business, credit or financial strength ratings, results of operations, cash flows or financial condition or advise or require us, Prudential Financial or other affiliates to hold or raise additional capital. Key aspects we have identified to date of Dodd-Frank’s potential impact on Prudential Financial and its subsidiaries (including the Company) include:

•

Prudential Financial will become subject, as a savings and loan holding company, to regulation by the Board of Governors of the Federal Reserve System (“FRB”), which will have authority, among other powers, to impose capital requirements on it and its subsidiaries. We cannot predict what capital regulations the FRB will promulgate or how the FRB will exercise general supervisory authority over Prudential Financial or its subsidiaries (such as the Company).

•

If designated by the newly established Financial Stability Oversight Council (“Council”) as a systemically significant company, Prudential Financial (including potentially its subsidiaries) would become subject to unspecified stricter prudential standards, including stricter requirements and limitations relating to risk-based capital, leverage, liquidity and credit exposure, as well as overall risk management requirements, management interlock prohibitions and a requirement to maintain a plan for rapid and orderly dissolution in the event of severe financial distress. Failure to meet defined measures of financial condition could result in substantial restrictions on their businesses. We cannot predict whether Prudential Financial or a subsidiary (such as the Company) will be so designated.

•

Prudential Financial will become subject, as a savings and loan holding company (and if designated as a systemically significant company) to stress tests to be promulgated by the FRB which could cause it to alter its business practices or affect the perceptions of regulators, rating agencies, customers, counterparties or investors of its financial strength.

•

The Council could recommend new or heightened standards and safeguards for activities or practices Prudential Financial and other financial services companies engage in. We cannot predict whether any such recommendations will be made or their effect on the business, results of operations, cash flows or financial condition of Prudential Financial and its subsidiaries (including the Company).

•

As a savings and loan holding company, Prudential Financial and its subsidiaries will become subject to the “Volcker Rule” provisions of Dodd-Frank prohibiting, subject to the rule’s exceptions, “proprietary trading” and the sponsorship of, and investment in, funds (referred to in Dodd-Frank as hedge funds or private equity funds) that rely on certain exemptions from the Investment Company Act of 1940, as amended (collectively, “covered funds”). It is possible that regulations could require Prudential Financial and its subsidiaries to dispose of covered fund investments, significantly alter their business practices in these operations and/or diminish the attractiveness of their covered fund products to clients. In addition, actions taken by other financial entities in response to the Volcker Rule could potentially negatively affect the market for, returns from or liquidity of our investments in covered funds affiliated with such other financial entities.

•

Dodd-Frank creates a new framework for regulation of the over-the-counter (“OTC”) derivatives markets which could impact various activities of Prudential Global Funding (“PGF”), Prudential Financial, the Company and our insurance affiliates, which use derivatives for various purposes (including hedging interest rate, foreign currency and equity market exposures). Final regulations adopted could substantially increase the cost of hedging and related operations, affect the profitability of our products or their attractiveness to our clients or cause us to alter our hedging strategy or implementation thereof or increase and/or change the composition of the risks we do not hedge.

•

Dodd-Frank establishes a Federal Insurance Office within the Department of the Treasury which will perform various functions with respect to insurance and will conduct a study on how to modernize and improve the system of insurance regulation in the United States, including by increased national uniformity through either a federal charter or effective action by the states.

•

The FRB could require Prudential Financial to legally separate its financial and non-financial activities. While its non-financial activities are relatively minor, the imposition of such a requirement on it could be burdensome and costly to implement.

•

Title II of Dodd-Frank provides that a financial company such as Prudential Financial may be subject to a special orderly liquidation process outside the federal bankruptcy code, administered by the FDIC as receiver, upon a determination that the company is in default or in danger of default and presents a systemic risk to U.S. financial stability. We cannot predict how creditors of Prudential Financial or its subsidiaries (such as the Company) will evaluate this potential or whether it will impact their financing or hedging costs.

•	Dodd-Frank includes various securities law reforms that may affect Prudential Financial’ and its subsidiaries’ business practices and the liabilities and/or exposures associated therewith.

•	Dodd-Frank will and could impose various assessments on Prudential Financial and its subsidiaries, which we are unable to estimate at this time.

See “Business—Regulation” for further discussion of the impact of Dodd-Frank on the businesses of Prudential Financial and its subsidiaries.

Changes in U.S. federal income tax law could make some of our products less attractive to consumers and increase our tax costs.

Current U.S. federal income tax laws generally permit certain holders to defer taxation on the build-up of value of annuities and life insurance products until payments are actually made to the policyholder or other beneficiary and to exclude from taxation the death benefit paid under a life insurance contract. Congress from time to time considers legislation that could make our products less attractive to consumers, including legislation that would reduce or eliminate the benefit of this deferral on some annuities and insurance products, such as a reduction in income tax rates, as well as other types of changes that could reduce or eliminate the attractiveness of annuities and life insurance products to consumers, such as changes to the estate tax.

For example, the estate tax was completely eliminated for 2010, but modified carryover basis rules applied for property acquired from decedent’s dying in that year. The estate tax has been reinstated through 2012 with a $5 million individual exemption, a 35% maximum rate and step-up in basis rules for property acquired from a decedent. Estates of decedents who died in 2010 can choose between the rules that were in effect in 2010 or the new rules. It is unclear what Congress will do with respect to the estate tax after 2012. This uncertainty makes estate planning difficult and may impact sales of our products.

Congress, as well as state and local governments, also considers from time to time legislation that could increase the amount of corporate taxes we pay.

The U.S. Treasury Department and the Internal Revenue Service have indicated that they intend to address through regulations the methodology to be followed in determining the dividends received deduction, or DRD, related to variable life insurance and annuity contracts. The DRD reduces the amount of dividend income subject to tax and is a significant component of the difference between our actual tax expense and the expected tax amount determined using the federal statutory tax rate of 35%. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through regulations or legislation, could increase our actual tax expense and reduce our net income.

On February 14, 2011, the Obama Administration released the “General Explanations of the Administration’s Revenue Proposals.” Although the Administration has not released proposed statutory language, the Revenue Proposals include proposals which, if enacted, would affect the taxation of life insurance companies and certain life insurance products. The proposals would also change the method used to determine the amount of dividend income received by a life insurance company on assets held in separate accounts used to support products, including variable life insurance and variable annuity contracts that are eligible for the DRD. If proposals of this type were enacted, the Company’s sale of variable products could be adversely affected and the Company’s actual tax expense could increase, thereby reducing earnings.

There is generally uncertainty regarding U.S. taxes both for individuals and corporations in light of the fact that many tax provisions recently enacted or extended will sunset by the end of 2012. In addition, the recommendations made by the President’s bipartisan National Commission on Fiscal Responsibility and Reform and other deficit reduction panels suggest the need to reform the U.S. Tax Code. In addition, Congress plans to hold a number of hearings during 2011 devoted to tax reform. It is unclear whether or when Congress may take up overall tax reform and what would be the impact of reform on the Company and its products. However even in the absence of overall tax reform, the large federal deficit, as well as the budget constraints faced by many states and localities, increases the likelihood that Congress and state and local governments will raise revenue by enacting legislation increasing the taxes paid by individuals and corporations. This can be accomplished either by raising rates or otherwise changing the tax rules. While higher tax rates increase the benefits of tax deferral on the build-up of value of annuities and life insurance, making our products more attractive to consumers, legislation that reduces or eliminates deferral would have a potential negative effect on our products. In addition, changes in the tax rules that result in higher corporate taxes will increase the Company’s actual tax expense, thereby reducing earnings.

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

Material pending litigation and regulatory matters affecting us, and certain risks to our businesses presented by such matters, are discussed under “Contingent Liabilities and Regulatory Matters” in the Notes to Financial Statements included in this Annual Report on Form 10-K. Our litigation and regulatory matters are subject to many uncertainties, and given their complexity and scope, their outcome cannot be predicted. Our reserves for litigation and regulatory matters may prove to be inadequate. It is possible that our results of operations or cash flow in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation and regulatory matters depending, in part, upon the results of operations or cash flow for such period. In light of the unpredictability of the Company’s litigation and regulatory matters, it is also possible that in certain cases an ultimate unfavorable resolution of one or more pending litigation or regulatory matters could have a material adverse effect on the Company’s financial position.

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

Our risk management policies and procedures may leave us exposed to unidentified or unanticipated risk, which could adversely affect our business or result in losses.

Our policies, procedures and controls to monitor and manage risks, including hedging programs through which we and our affiliates utilize derivative financial instruments, may not be fully effective in achieving their purposes and may leave us and our affiliates exposed to unidentified and unanticipated risks. The Company and its affiliates use models in these hedging programs and many other aspects of their operations, including but not limited to the estimation of actuarial reserves, the amortization of deferred acquisition costs and the valuation of business acquired, and the valuation of certain other assets and liabilities. These models rely on assumptions and projections that are inherently uncertain. Management of operational, legal and regulatory risks requires, among other things, policies, procedures and controls to record properly and verify a large number of transactions and events, and these policies, procedures and controls may not be fully effective.

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

Summary

The Company’s litigation and regulatory matters are subject to many uncertainties, and given their complexity and scope, their outcome cannot be predicted. It is possible that results of operations or cash flow of the Company in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation and regulatory matters depending, in part, upon the results of operations or cash flow for such period. In light of the unpredictability of the Company’s litigation and regulatory matters, it is also possible that in certain cases an ultimate unfavorable resolution of one or more pending litigation or regulatory matters could have a material adverse effect on the Company’s financial position. Management believes, however, that, based on information currently known to it, the ultimate outcome of all pending litigation and regulatory matters, after consideration of applicable reserves and rights to indemnification, is not likely to have a material adverse effect on the Company’s financial position. See Note 12 to Financial Statements included herein for additional discussion of our litigation and regulatory matters.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company is a wholly owned subsidiary of PAI. There is no public market for the Company’s common stock.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations, or “MD&A”, is omitted pursuant to General Instruction I(2)(a) of Form 10-K. The management narrative for Prudential Annuities Life Assurance Corporation (“PALAC”), that follows should be read in conjunction with the Forward-Looking Statements and related notes included below the Table of Contents, “Risk Factors”, and the Financial Statements and related notes included in this Annual Report on Form 10-K.

This Management’s narrative addresses the financial condition of PALAC, formerly known as American Skandia Life Assurance Corporation as of December 31, 2010, compared with December 31, 2009, and its results of operations for the years ended December 31, 2010 and 2009.

Overview

The Company has sold a wide array of annuities, including (1) deferred and immediate variable annuities that are registered with the SEC, including fixed interest rate allocation options that are offered in certain of our variable annuities and are registered because of their market value adjustment feature and (2) fixed-rate allocation options in certain of our variable and fixed annuities that are not registered with the SEC. In addition, the Company has in force a relatively small block of variable life insurance policies, but it no longer actively sells such policies. The markets in which the Company operates are subject to regulatory oversight with particular emphasis placed on company solvency and sales practices. These markets are also subject to increasing competitive pressure as the legal barriers that have historically segregated the markets of the financial services industry, have been changed through both legislative and judicial processes. Regulatory changes have opened the insurance industry to competition from other financial institutions, particularly banks and mutual funds that are positioned to deliver competing investment products through large, stable distribution channels.

Beginning in March 2010, the Company ceased offering its existing variable annuity products (and where offered, the companion market value adjustment option) to new investors upon the launch of a new product in each of Pruco Life Insurance Company and Pruco Life Insurance Company of New Jersey (which are affiliates of the Company within the Prudential Annuities business unit of Prudential Financial). In general, the new product line offers the same optional living benefits and optional death benefits as offered by the Company’s existing variable annuities. However, subject to applicable contractual provisions and administrative rules, the Company will continue to accept subsequent purchase payments on inforce contracts under existing annuity products. These initiatives were implemented to create operational and administrative efficiencies by offering a single product line of annuity products from a more limited group of legal entities. In addition, by limiting its variable annuity offerings to a single product line sold through one insurer (and its affiliate, for New York sales), the Prudential Annuities business unit of Prudential Financial expects to convey a more focused, cohesive brand in the marketplace.

In addition to policy charges and fee income, the Company earns revenues from asset administration fees calculated on the average separate account fund balances. The Company’s operating expenses principally consist of insurance benefits provided, general business expenses, commissions and other costs of selling and servicing the various products it sold.

The Company’s profitability depends principally on its ability to price and manage risk on insurance products, to attract and retain customer assets, and to manage expenses. Specific drivers of our profitability include:

•	our ability to price our products at a level that enables us to earn a margin over the cost of providing benefits and the expense of acquiring customers and administering those products;

•	our mortality and morbidity experience on annuity products;

•	our persistency experience, which affects our ability to recover the cost of acquiring new business over the lives of the contracts;

•	our cost of administering insurance contracts

•	our ability to manage and control our operating expenses, including overhead;

•	our returns on invested assets, including the impact of credit losses, net of the amounts we credit to policyholders’ accounts;

•	the amount of assets under management and changes in their fair value, which affect the amount of asset administration fees we receive;

•	our ability to generate favorable investment results through asset liability management and strategic and tactical asset allocation;

•	our ability to maintain our financial strength ratings; and

•	our, and our reinsurance affiliates’ ability to manage risk and exposures, including the degree to which, and the effectiveness of, hedging these risks and exposures.

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

The following sections discuss the accounting policies applied in preparing our financial statements that management believes are most dependent on the application of estimates and assumptions and require management’s most difficult, subjective, or complex judgements.

Deferred Policy Acquisition and Other Costs

We capitalize costs that vary with and are related primarily to the acquisition of new and renewal annuity contracts. These costs primarily include commissions, costs of policy issuance and other variable expenses that are incurred in producing new business. In addition, we also defer costs associated with sales inducements related to our variable annuity contracts. Sales inducements are amounts that are credited to the policyholder’s account balance as an inducement to purchase the contract. For additional information about sales inducements, see Note 6 to the Financial Statements. We amortize these deferred policy acquisition costs, or DAC, and deferred sales inducements (“DSI”), over the expected lives of the contracts, based on our estimates of the level and timing of gross profits. As described in more detail below, in calculating DAC and DSI amortization we are required to make assumptions about investment returns, mortality, persistency, and other items that impact our estimates of the level and timing of gross profits. As of December 31, 2010, DAC and DSI were $1,540 million and $796.5 million, respectively.

Amortization methodologies

DAC and DSI are amortized over the expected life of the policy in proportion to estimated gross profits. DAC and DSI are also subject to recoverability testing which we perform at the end of each reporting period to ensure that each balance does not exceed the present value of estimated gross profits. In calculating gross profits, we consider mortality, persistency, and other elements as well as rates of return on investments associated with these contracts and the cost related to our guaranteed minimum death and guaranteed minimum income benefits. In addition, in calculating gross profits, we include the profits and losses related to contracts issued by the Company that are reported in affiliated legal entities other than the Company as a result of, for example, reinsurance agreements with those affiliated entities. The Company is an indirect subsidiary of Prudential Financial (an SEC registrant) and has extensive transactions and relationships with other subsidiaries of Prudential Financial, including reinsurance agreements, as discussed in Note 13 to the Consolidated Financial Statements. Incorporating all product-related profits and losses in gross profits, including those that are reported in affiliated legal entities, produces a DAC amortization pattern representative of the economics of the products. For a further discussion of the amortization of DAC, see “—Results of Operations.”

Total gross profits include both actual experience and estimates of gross profits for future periods. We regularly evaluate and adjust the related DAC and DSI balances with a corresponding charge or credit to current period earnings for the effects of our actual gross profits and changes in our assumptions regarding estimated future gross profits. Adjustments to the DAC and DSI balances include the impact to our estimate of total gross profits of the annual review of assumptions, our quarterly adjustments for current period experience, and our quarterly adjustments for market performance. Each of these adjustments is further discussed below in “- Annual assumptions review and quarterly adjustments.”

In addition to the gross profit components mentioned above, we also include the impact of the embedded derivatives associated with certain of the optional living benefit features of our variable annuity contracts and related hedging activities in actual gross profits used as the basis for calculating current period amortization, including any impacts that are recorded in the reinsurance affiliate. Historically, we also included the impact of these embedded derivatives and related hedging activities, excluding the impact of the market-perceived risk of our own non-performance, in our estimate of total gross profits used to determine the DAC and DSI amortization rates. In the third quarter of 2010, the hedging strategy of the Company and reinsurance affiliates was revised, which resulted in a change in how certain gross profit components are used to determine the DAC and DSI amortization rates. For additional information regarding the change in hedging strategy see “Item 1. Business – Products”. As of the third quarter of 2010, management’s best estimate of the total gross profits associated with these optional living benefit features and related hedge positions is based on the updated hedge target definition. However, total gross profits for these purposes includes the difference between the value of the hedge target liability and asset value only to the extent this net amount is determined by management to be other than temporary, as well as the impact of assumption updates on the valuation of the hedge target liability. The determination of whether the difference between the value of the hedge target liability and asset value is other-than-temporary is based on an evaluation of the effectiveness of the hedge program. Management generally expects differences between the value of the hedge target liability and asset value to be temporary and to reverse over time. Such differences would not be included in total gross profits for purposes of determining the amortization rates. However, based on the effectiveness of the hedge program, management may determine that the difference between the value of the hedge target liability and the asset value is other-than-temporary and would include that amount in management’s best estimate of total gross profits for setting the DAC and DSI amortization rates. Management may also decide to temporarily hedge to an amount that differs from the target hedge definition, given overall capital considerations of our ultimate parent, Prudential Financial and its subsidiaries, as a whole, and prevailing market conditions. The impact from temporarily hedging to an amount that differs from the hedge target definition, as well as the results of the capital hedge program we began in the second quarter of 2009 and modified in 2010, are not considered in calculating total gross profits used to determine amortization rates nor included in actual gross profits used in calculating current period amortization.

Annual assumptions review and quarterly adjustments

Annually, during the third quarter, we perform a comprehensive review of the assumptions used in estimating gross profits for future periods. Although we review these assumptions on an ongoing basis throughout the year, we generally only update these assumptions and adjust the DAC and DSI balances during the third quarter, unless a material change that we feel is indicative of a long term trend is observed in an interim period. Over the last several years, the Company’s most significant assumption updates resulting in a change to expected future gross profits and the amortization of DAC and DSI have been related to lapse experience and other contractholder behavior assumptions, mortality, and revisions to expected future rates of returns on investments. We expect these assumptions to be the ones most likely to cause potential significant changes in the future. The impact on our results of operations of changes in these assumptions can be offsetting and we are unable to predict their movement or offsetting impact over time.

The quarterly adjustments for current period experience referred to above reflect the impact of differences between actual gross profits for a given period and the previously estimated expected gross profits for that period. To the extent each period’s actual experience differs from the previous estimate for that period, the assumed level of total gross profits may change. In these cases, we recognize a cumulative adjustment to all previous periods’ amortization, also referred to as an experience true-up adjustment.

The quarterly adjustments for market performance referred to above reflect the impact of changes to our estimate of total gross profits to reflect actual fund performance. A significant portion of gross profits for our variable annuity contracts are dependent upon the total rate of return on assets held in separate account investment options. This rate of return influences the fees we earn, costs we incur associated with the guaranteed minimum death and guaranteed minimum income benefit features related to our variable annuity contracts, as well as other sources of profit. Returns that are higher than our expectations for a given period produce higher than expected account balances, which increase the fees we earn and decrease the costs we incur associated with the guaranteed minimum death and guaranteed minimum income benefit features related to our variable annuity contracts, resulting in higher expected future gross profits and lower DAC and DSI amortization for the period. The opposite occurs when returns are lower than our expectations.

The near-term future rate of return assumptions used in evaluating DAC and DSI are derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider actual returns over a period of time and initially adjust future projected returns over a four year period so that the assets grow at the long-term expected rate of return for the entire period. If the projected future rate of return over a four year period is greater than our maximum future rate of return, we use our maximum future rate of return. As of December 31, 2010, our long-term expected rates of return across all asset types for variable annuity products is 7.4% per annum, and reflect among other assumptions, an expected rate of return of 9.3% per annum for equity type assets including a 5.7% annual weighted average rate of return on fixed income investments. Unless there is a sustained interim deviation, our long-term expected rate of return assumptions generally are not impacted by short-term market fluctuations. As of December 31, 2010, our near-term maximum future rate of return under the reversion to the mean approach for variable annuities contracts was 9.3% per annum. Included in this blended maximum future rate are assumptions for returns on various asset classes, including a 13% per annum maximum rate of return on equity investments including a 5.7% annual weighted average rate of return on fixed income investments.

We update the projected future rate of return and our estimate of total gross profits each quarter to reflect the result of the reversion to the mean approach. These market performance related adjustments to our estimate of total gross profits result in cumulative adjustments to prior amortization, reflecting the application of the new required rate of amortization to all prior periods’ gross profits. The new required rate of amortization is also applied prospectively to future gross profits in calculating amortization in future periods. As of December 31, 2010, our expected rate of return for the next four years across all asset types is 6.1% per annum. These rates represent a weighted average of our expected rates of return across all contract groups. For some contract groups, our expected rate of return for the next four years equals our current maximum future rates of return, as the near-term projected future rate of return under the reversion to the mean approach is greater than our maximum future rate of return. For certain contract groups relating to variable annuities issued in 2009 and 2010, the expected rate of return over the next four years is under 6.1% per annum, reflecting the impact of more favorable markets in 2009 and 2010 and the reversion to the mean approach.

Sensitivity

DAC and DSI are more sensitive to changes in our future rate of return assumptions due primarily to the significant portion of gross profits that is dependent upon the total rate of return on assets held in separate account investment options, and the shorter average life of the contracts.

The following table provides a demonstration of the sensitivity of each of these balances relative to our future rate of return assumptions by quantifying the adjustments to each balance that would be required assuming both an increase and a decrease in our future rate of return by 100 basis points. The sensitivity includes an increase and decrease of 100 basis points to both the near-term future rate of return assumptions used over the next four years, and the long-term expected rate of return used thereafter. While the information below is for illustrative purposes only and does not reflect our expectations regarding future rate of return assumptions, it is a near-term, reasonably likely hypothetical change that illustrates the potential impact of such a change. The information provided in the table below considers only the direct effect of changes in our future rate of return on the DAC and DSI balances and not changes in any other assumptions such as persistency, mortality, or expenses included in our evaluation of DAC. Further, this information does not reflect changes in reserves, such as the reserves for the guaranteed minimum death and optional living benefit features of our variable annuity products, or the impact that changes in such reserves may have on the DAC and DSI balances.

	December 31, 2010
	Increase/ (Reduction) in DAC	Increase/ (Reduction) in DSI
	(in millions)
Increase in future rate of return by 100 basis points	$32	$13
Decrease in future rate of return by 100 basis points	$(32)	$(13)

For a discussion of our actual DAC and DSI adjustments for the years ended December 31, 2010 and 2009 , see “—Results of Operations”

Valuation of Business Acquired

In addition to DAC and DSI, we also recognize an asset for valuation of business acquired (“VOBA”). As of December 31, 2010, VOBA balance was $32.5 million. VOBA represents the present value of future profits embedded in acquired businesses, and is determined by estimating the net present value of future cash flows from the contracts in force at the date of acquisition. VOBA is amortized over the effective life of the acquired contracts. For additional information about VOBA including its bases for amortization, see Note 5 of the financial statements. VOBA is also subject to recoverability testing at the end of each reporting period to ensure that balance does not exceed the present value of total anticipated gross profits.

Valuation of Investments, Including Derivatives, and the Recognition of Other-than-Temporary Impairments

Our investment portfolio consists of public and private fixed maturity securities, commercial mortgage and other loans, equity securities, derivative financial instruments, and other long-term investments. Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices or the values of securities. Derivative financial instruments we generally use include swaps, options, and futures and may be exchange-traded or contracted over-the-counter with an affiliate. We are also party to financial instruments that contain derivative instruments that are “embedded” in the financial instruments. Management believes the following accounting policies related to investments, including derivatives, are most dependent on the application of estimates and assumptions. Each of these policies is discussed further within other relevant disclosures related to the investments and derivatives, as referenced below.

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

Future policy benefits

The Company’s liability for future policy benefits is primarily comprised liabilities for guarantee benefits related to certain nontraditional long-duration life and annuity contracts, which are discussed more fully in Note 6. These reserves represent reserves for the guaranteed minimum death and optional living benefit features on our variable annuity products. The optional living benefits are primarily accounted for as embedded derivatives, with fair values calculated as the present value of future expected benefit payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature. For additional information regarding the valuation of these optional living benefit features, see Note 10 to the financial statements.

In establishing reserves for guaranteed minimum death and income benefits related to variable annuity contracts, we must make estimates and assumptions about the timing of annuitization, contract lapses and contractholder mortality, as well as interest rates and equity market returns. Assumptions relating to contractholder behavior, such as the timing of annuitization and contract lapses, are based on our experience by contract group, and vary by product type and year of issuance. Our dynamic lapse rate assumption applies a different lapse rate on a contract by contract basis based on a comparison of the guaranteed minimum death or income benefit and the current policyholder account value as well as other factors such as the applicability of any surrender charges. In-the-money contracts are those with a guaranteed minimum benefit in excess of the current policyholder account value. Since in-the-money contracts are less likely to lapse, we apply a lower lapse rate assumption to these contracts. As an example, the lapse rate assumptions for contracts that are not in-the-money and out of their surrender charge period average between 10% and 20% per year, and the lapse rate assumptions for contracts that are in-the-money and out of their surrender charge period average between 0% and 20% per year. Mortality assumptions are generally based on our historical experience or standard industry tables, and also vary by contract group. Unless a material change in contractholder behavior or mortality experience that we feel is indicative of a long term trend is observed in an interim period, we generally update assumptions related to contractholder behavior and mortality in the third quarter of each year by considering the actual results that have occurred during the period from the most recent update to the expected amounts. Over the last several years, the Company’s most significant assumption updates that have resulted in changes to our reserves for guaranteed minimum death and income benefits have been related to lapse experience and other contractholder behavior assumptions and revisions to expected future rates of returns on investments. The Company expects these assumptions to be the ones most likely to cause significant changes in the future. Changes in these assumptions can be offsetting and can also impact our DAC and other balances as discussed above. Generally, we do not expect our actual mortality trends to change significantly in the short-term, and to the extent these trends may change we expect such changes to be gradual over the long-term.

The future rate of return assumptions used in establishing reserves for guaranteed minimum death and income benefits related to variable annuities contracts are derived using a reversion to the mean approach, a common industry practice. For additional information regarding our future expected rate of return assumptions and our reversion to the mean approach see, “—Deferred Policy Acquisition and Other Costs.” The following table provides a demonstration of the sensitivity of the reserves for guaranteed minimum death benefit (“GMDB”) and guaranteed minimum income benefit (“GMIB”) related to variable annuity contracts relative to our future rate of return assumptions by quantifying the adjustments to the reserves that would be required assuming both a 100 basis point increase and decrease in our future rate of return. The sensitivity includes an increase and decrease of 100 basis points to both the near-term future rate of return assumptions used over the next four years, and the long-term expected rate of return used thereafter. While the information below is for illustrative purposes only and does not reflect our expectations regarding future rate of return assumptions, it is a near-term, reasonably likely change that illustrates the potential impact of such a change. This information considers only the direct effect of changes in our future rate of return on operating results due to the change in the reserve balance and not changes in any other assumptions such as persistency, mortality, or expenses included in our evaluation of the reserves, or any changes on DAC or other balances, discussed above in “—Deferred Policy Acquisition and Other Costs.”

December 31, 2010
Increase/(Reduction) in
GMDB/GMIB Reserves
(in millions)
Decrease in future rate of return by 100 basis points	$31
Increase in future rate of return by 100 basis points	$(24)

For a discussion of adjustments to the reserves for guaranteed minimum death and income benefits for the years ended December 31, 2010 and 2009 , see “—Results of Operations”.

The Company’s liability for future policy benefits also includes reserves based on the present value of estimated future payments to or on behalf of policyholders related to contracts that have annuitized, where the timing and amount of payment depends on policyholder mortality, less the present value of future net premiums. Expected mortality is generally based on the Company’s historical experience or standard industry tables. Interest rate assumptions are based on factors such as market conditions and expected investment returns. Although mortality and interest rate assumptions are “locked-in” upon the issuance of new insurance or annuity business with fixed and guaranteed terms, significant changes in experience or assumptions may require the Company to provide for expected future losses on a product by establishing premium deficiency reserves.

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

Our accounting represents management’s best estimate of future events that can be appropriately reflected in the accounting estimates. Certain changes or future events, such as changes in tax legislation, geographic mix of earnings and completion of tax audits could have an impact on our estimates and effective tax rate. For example, the dividends received deduction, or DRD, reduces the amount of dividend income subject to tax and is a significant component of the difference between our actual tax expense and the expected amount determined using the federal statutory tax rate of 35%. The U.S. Treasury Department and the Internal Revenue Service, or IRS, intend to address through regulations the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts. On February 14, 2011, the Obama Administration released the “General Explanations of the Administration’s Revenue Proposals.” Although the Administration has not released proposed statutory language, one proposal would change the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through regulation or legislation, could increase our actual tax expense and reduce our net income.

U.S. GAAP prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on tax returns. The application of this guidance is a two-step process, the first step being recognition. We determine whether it is more likely than not, based on the technical merits, that the tax position will be sustained upon examination. If a tax position does not meet the more likely than not recognition threshold, the benefit of that position is not recognized in the financial statements. The second step is measurement. We measure the tax position as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate resolution with a taxing authority that has full knowledge of all relevant information. This measurement considers the amounts and probabilities of the outcomes that could be realized upon ultimate settlement using the facts, circumstances, and information available at the reporting date.

An increase or decrease in our effective tax rate by one percent would have resulted in an increase or decrease in consolidated income from continuing operations in 2010 of $5.4 million.

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

Accounting Pronouncements Adopted and Recently Issued Pronouncements

See Note 2 to the Financial Statements for a discussion of adopted and newly issued accounting pronouncements.

The Company’s Changes in Financial Position and Results of Operations are described below.

Changes in Financial Position

2010 versus 2009

Total assets increased by $5.3 billion, from $51.9 billion at December 31, 2009 to $57.2 billion at December 31, 2010. Separate account assets increased by $6.8 billion, primarily driven by market appreciation, positive net flows and transfers of balances from the general account to the separate accounts primarily as a result of transfers from a customer elected dollar cost averaging (“DCA”) program and the asset transfer feature embedded, in some of our optional living benefit features, as discussed above. Additionally, reinsurance recoverables increased by $146.5 million driven by an increase in the reinsured liability for living benefit embedded derivatives primarily driven by an increase in the present value of future expected benefit payments driven by lower interest rates as well as a updates of the inputs used in the valuation of the embedded derivatives. The reinsured liability increased related to an update to reduce expected lapse rate assumption based on evolving experience, partially offset by updates to the market perceived risk of our non-performance resulting from the increase in the fair value of embedded derivative liabilities. Also contributing to the increase in total assets was an increase in deferred policy acquisition costs (“DAC”) of $128.5 million mainly due to capitalized costs on new business sales, partially offset by amortization on current year gross profits. Partially offsetting the above increases in total assets were decreases in fixed maturities and short term investments of $1.0 billion and $477.5 million, respectively, driven by lower general account balances due to the aforementioned transfers related to the DCA program and the asset transfer feature. Also serving as a partial offset was lower income tax receivable of $230.4 million.

During the period, total liabilities increased by $5.3 billion, from $50.0 billion at December 31, 2009 to $55.3 billion at December 31, 2010. Separate account liabilities increased by $6.8 billion offsetting the increase in separate accounts assets above. Additionally, future policy benefits and other policyholder liabilities increased by $120.0 million driven by an increase in the liability for living benefit embedded derivatives, as discussed above. Partially offsetting the above increases in total liabilities was a decrease in policyholders’ account balances of $1.6 billion primarily driven by transfers of customer account values to the separate account from the general account as a result of transfers from a customer elected DCA program and the asset transfer feature.

Results of Operations

2010 versus 2009 Comparison

Net Income

Net income increased $338.0 million from $83.6 million in 2009 to $421.6 million in 2010. The gain is driven by a $513.1 million increase in income from operations before income taxes, as discussed below, partially offset by a $175.1 million increase in income tax expense.

The increase in income from operations before taxes was driven by an increase in fee income, net of higher distribution costs, due to higher average variable annuity asset balances invested in separate accounts. The increase in average separate account asset balances was due to positive net flows, net market appreciation, and net transfers of balances from the general account to the separate accounts during 2010. The transfer of balances from the general account were approximately $1.4 billion, primarily related to both transfers from the DCA program and net transfers from the asset transfer feature, in some of our optional living benefit features. The asset transfer feature is part of the overall product design, and as a result of market improvements, transferred balances out of the fixed-rate account in our general account to the separate accounts during 2010. Also included within the increase was an $80.3 million favorable variance in the mark-to-market on derivative positions associated with our capital hedging program. Results for 2009 included $76.1 million of mark-to-market losses on these capital hedges driven by favorable market conditions during the year. Results for 2010 included $4.2 million of mark-to-market gains on these capital hedges. During the second quarter of 2010, we terminated the capital hedge program in lieu of a new program managed at the Prudential Financial level that more broadly addresses equity market exposure of the overall statutory capital of Prudential Financial as a whole and its subsidiaries, under stress scenarios. Additionally, the above increase in income from operation before income taxes included a favorable variance from lower amortization of deferred policy acquisition and other costs, and more favorable adjustments to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products, as discussed in more detail below.

We amortize deferred policy acquisition and other costs over the expected lives of the contracts based on the level and timing of gross profits on the underlying product. In calculating gross profits, we consider mortality, persistency, and other elements as well as rates of return on investments associated with these contracts and include profits and losses related to these contracts that are reported in affiliated legal entities other than the Company as a result of, for example, reinsurance agreements with those affiliated entities. The Company is an indirect subsidiary of Prudential Financial (an SEC registrant) and has extensive transactions and relationships with other subsidiaries of Prudential Financial, including reinsurance agreements, as discussed in Note 13 to the Financial Statements. Incorporating all product-related profits and losses in gross profits, including those that are reported in affiliated legal entities, produces a DAC amortization pattern representative of the economics of the products.

Included in the favorable variance from lower amortization of deferred policy acquisition and other costs mentioned above, was a $137.8 million favorable variance in amortization related to the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions. This impact primarily relates to updates to the inputs used in the valuation of the reinsured liability for living benefit embedded derivatives, primarily due to reductions in the expected lapse rate assumption based on actual experience in 2010. Also contributing to lower deferred policy acquisition and other costs amortization is the impact of a change in our market-perceived non-performance risk (“NPR”), and lower amortization rates used as a basis for amortizing deferred policy acquisition and other costs, as discussed below. We incorporate the market-perceived risk of non-performance of our affiliates’ in the valuation of the embedded derivatives associated with our living benefit features on our variable annuity contracts. Beginning in the first quarter of 2009, in light of developments including rating agency downgrades to the financial strength ratings of the Company, we incorporated an additional spread over LIBOR into the discount rate used in the valuation of the embedded derivative liabilities to reflect an increase in the market perceived risk of our non-performance, thereby reducing the value of the embedded derivative liabilities. Partially offsetting this favorable variance was higher amortization of deferred policy acquisition and other costs due to higher gross profits, primarily from the higher fee income, as discussed above.

As shown in the following table, pretax income for the year ended December 31, 2010 included $150.7 million of benefits related to adjustments to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products and to our estimate of total gross profits used as a basis for amortizing deferred policy acquisition and other costs, compared to $132.1 million of benefits included in the year ended December 31, 2009, resulting in a favorable variance of $18.6 million. This variance is discussed in more detail below.

	Year Ended December 31, 2010			Year Ended December 31, 2009
	Amortization of DAC and Other Costs (1)	Reserves for GMDB / GMIB (2)	Total	Amortization of DAC and Other Costs (1)	Reserves for GMDB / GMIB (2)	Total
	(in thousands)
Quarterly market performance adjustments	$18,552	$12,324	$30,876	$68,675	$66,085	$134,760
Annual review / assumption updates	113,333	(5,114)	108,219	(19,008)	14,493	(4,515)
Quarterly adjustments for current period experience	(36,290)	47,914	11,624	(12,069)	13,931	1,862

Total	$95,595	$55,124	$150,719	$37,598	$94,509	$132,107

(1)	Amounts reflect (charges) or benefits for (increases) or decreases, respectively, in the amortization of deferred policy acquisition, or DAC, and other costs.
(2)

Amounts reflect (charges) or benefits for reserve (increases) or decreases, respectively, related to the guaranteed minimum death and income benefit, or GMDB / GMIB, features of our variable annuity products.

As shown in the table above, results for both periods include the impact of the annual reviews of the assumptions used in the reserve for the guaranteed minimum death and income benefit features of our variable annuity products and in our estimate of total gross profits used as a basis for amortizing deferred policy acquisition and other costs. The year ended December 31, 2010 included a $108.2 million of benefits from these annual reviews, primarily related to reductions in lapse rate assumptions and more favorable assumptions relating to fee income. The year ended December 31, 2009 included $4.5 million of charges from these annual reviews, primarily related to reductions in the future rate of return assumptions applied to the underlying assets associated with our variable annuity products. Partially offsetting the impact of the updated future rate of return assumptions for 2009 were benefits related to the impact of lower mortality and higher investment spread assumptions.

The $30.9 million of benefits for 2010 relating to the quarterly market performance adjustments shown in the table above are attributable to changes to our estimate of total gross profits to reflect actual fund performance. The following table shows the actual quarterly rate of return on variable annuity account values for the four quarters of 2010 compared to our previously expected quarterly rate of return used in our estimate of total gross profits.

	First Quarter 2010	Second Quarter 2010	Third Quarter 2010	Fourth Quarter 2010
Actual rate of return	3.3%	(4.6)%	8.1%	5.9%
Expected rate of return	1.8%	1.8%	2.0%	1.7%

Actual returns exceeded our expected returns for 2010 which increased our estimates of total gross profits and decreased our estimate of future expected claims costs associated with the guaranteed minimum death and income benefit features of our variable annuity products, by establishing a new, higher starting point for the variable annuity account values used in estimating those items for future periods. The expected rates of return in 2010 for some contract groups was based upon our maximum future rate of return under the reversion to the mean approach, as discussed below. The overall increase in our estimate of total gross profits and decrease in our estimate of future expected claims costs results in a lower required rate of amortization and lower required reserve provisions, which are applied to all prior periods. The resulting cumulative adjustment to prior amortization and reserve provisions was a $30.9 million benefit for 2010 as shown in the table above.

The $134.8 million of benefits for 2009 relating to the quarterly market performance adjustments is attributable to a similar impact on gross profits of market value increases in the underlying assets associated with our variable annuity products, reflecting financial market conditions during the period. The benefit in 2009 is higher than that in 2010 due to a greater difference in 2009 between the actual rates of return and the expected rates of return, which are detailed further below.

As mentioned above, we derive our near-term future rate of return assumptions using a reversion to the mean approach, a common industry practice. Under this approach, we consider actual returns over a period of time and initially adjust future projected returns over a four year period so that the assets are projected to grow at the long-term expected rate of return for the entire period. The near-term future projected return across all contract groups is 6.1% per annum as of December 31, 2010, or 1.5% per quarter. Beginning in the fourth quarter of 2008 and continuing through the fourth quarter of 2010, the projected near-term future annual rate of return calculated using the reversion to the mean approach for some contract groups was greater than our maximum future rate of return assumption across all asset types for this business. In those cases, we utilize the maximum future rate of return over the four year period, thereby limiting the impact of the reversion to the mean on our estimate of total gross profits. The near-term blended maximum future rate of return, for these impacted contract groups, under the reversion to the mean approach is 9.3% at the end of 2010. Included in the blended maximum future rate are assumptions for returns on various asset classes, including a 5.7% annual weighted average rate of return on fixed income investments and a 13% annual maximum rate of return on equity investments.

The $11.6 million benefit for the year ended December 31, 2010 and the $1.8 million benefit for the year ended December 31, 2009 for the quarterly adjustments for current period experience and other updates shown in the table above primarily reflect the impact of differences between actual gross profits for the period and the previously estimated expected gross profits for the period, as well as an update for current and future expected claims costs associated with the guaranteed minimum death and income benefit features of our variable annuity products. To the extent each period’s actual experience differs from the previous estimate for that period, the assumed level of total gross profits may change, and a cumulative adjustment to previous periods’ amortization, also referred to as an experience true-up adjustment, may be required in the current period. This adjustment to previous periods’ amortization is in addition to the direct impact of actual gross profits on current period amortization and the market performance related adjustment to our estimates of gross profits for future periods. The experience true-up adjustments for deferred policy acquisition and other costs for the year ended December 31, 2010 reflect an increase in amortization due to less favorable than expected gross profits, resulting primarily from the charges related to the mark-to-market of embedded derivatives and related hedge positions associated with our living benefit features. The adjustment for the reserves for the guaranteed minimum death and income benefit features of our variable annuity products in the year ended December 31, 2010 primarily reflects a reserve decrease driven by lower than expected actual contract guarantee claim costs, more favorable lapse experience, and higher than expected fee income. The experience true-up adjustments for deferred policy acquisition and other costs for the year ended December 31, 2009 reflect an increase in amortization due to lower than expected realized gains activity. The adjustment for the reserves for the guaranteed minimum death and income benefit features of our variable annuity products in the year ended December 31, 2009 primarily reflects higher than expected fee income due to market value increases, partially offset by higher than expected contract guaranteed claims due to lower than expected lapses.

Revenues

Revenues increased $438.5 million, from $1,136.5 million for the year ended December 31, 2009 to $1,574.0 million for the year ended December 31, 2010. Premiums increased $16.0 million, from $13.4 million for the year ended December 31, 2009 to $29.4 million for the year ended December 31, 2010, reflecting an increase in funds from customers electing to enter into the payout phase of their annuity contracts.

Policy charges and fee income increased $348.4 million, from $392.8 million for the year ended December 31, 2009 to $741.2 million for the year ended December 31, 2010 driven by higher fee income primarily driven by an increase in average variable annuity asset balances invested in separate accounts. The increase in average separate account asset balances was due to positive net flows, net market appreciation, and net transfers of balances from the fixed-rate option in the general account to the separate accounts over the past twelve months relating to both a customer elected dollar cost averaging program and an asset transfer feature in some of our optional living benefit features. The increase in optional benefit charges was primarily offset in realized investment gains, net as these features are reinsured with affiliates. Also included in the above increases was a $27.0 million benefit in the year ended December 31, 2010 from refinements based on review and settlement of reinsurance contracts and $40.8 million of lower charges from market value adjustments related to the Company’s MVA option driven by market conditions and transfer of assets to the separate account primarily due to the asset transfer feature.

Net investment income decreased $117.6 million from $494.7 million for the year ended December 31, 2009 to $377.1 million for the year ended December 31, 2010 as a result lower average annuity account values in the general account also resulting from transfers from the fixed-rate option in the general account to the separate accounts, as discussed above.

Asset administration fees and other income increased $92.5 million, from $197.7 million for the year ended December 31, 2009 to $290.2 million for the year ended December 31, 2010 as a result of higher average variable annuity asset balances invested in separate accounts, as discussed above.

Realized investment gains, net, increased by $99.0 million from $37.0 million for the year ended December 31, 2009 to $136.0 million for the year ended December 31, 2010. This increase was driven by an increase in net realized investment gains on fixed maturities primarily in our MVA and general account portfolios, driven by the sale of assets in a low interest rate environment. Also contributing to above increase was a favorable variance primarily related to mark-to-market losses in 2009 on derivative positions associated with our capital hedging program. This variance was partially offset by an unfavorable variance in the mark-to-market of embedded derivatives and related hedge positions associated with our non-reinsured living benefit features of our variable annuity products, including the impact of our market-perceived non-performance risk.

Benefits and Expenses

Benefits and expenses decreased $74.7 million from $1,103.4 million for the year ended December 31, 2009 to $1,028.7 million for the year ended December 31, 2010.

Policyholders’ benefits increased $36.5 million, from a benefit of $4.4 million for the year ended December 31, 2009 to a charge of $40.9 million for the year ended December 31, 2010, primarily driven by the impact of the adjustments to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products, as previously discussed.

Interest credited to policyholders’ account balances decreased $37.3 million, from $409.1 million for the year ended December 31, 2009 to $371.8 million for the year ended December 31, 2010, due to lower interest credited to policyholders’ account balances of $94.6 driven by lower average annuity account values in the fixed-rate option of the general account. Also contributing to the decrease was a decrease in deferred sales inducements (“DSI”) amortization of $35.6 million relating the impact of the adjustments to our estimate of total gross profits used as a basis for amortizing DSI and the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions, as discussed above. Partially offsetting the above decreases was $89.4 million of higher DSI amortization primarily driven by the impact of higher gross profits primarily from fee income.

Amortization of deferred policy acquisition costs decreased by $117.2 million, from $319.8 million for the year ended December 31, 2009 to $202.6 million for the year ended December 31, 2010, due to lower amortization of $158.8 relating to the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions, and the impact of the adjustments to our estimate of total gross profits used as a basis for amortizing DAC, as discussed above. Partially offsetting the above decreases was higher amortization of $41.5 million due to the impact of higher gross profits primarily related to higher fee income.

General, administrative and other expenses increased by $43.3 million, from $370.2 million for the year ended December 31, 2009 to $413.5 million for the year ended December 31, 2010, primarily due to $25.6 million of higher interest expense driven by increased borrowings at the end of 2009, primarily to fund new business sales, and $20.6 million of higher commission expense, net of capitalization, primarily driven by higher asset based commission from higher average variable annuity asset balances invested in separate accounts.

Income Taxes

Shown below is our income tax provision for the years ended December 31, 2010, 2009 and 2008, separately reflecting the impact of certain significant items. Also presented below is the income tax provision that would have resulted from application of the statutory 35% federal income tax rate in each of these periods.

	2010	2009	2008
	(in millions)
Tax provision	$123.7	$(51.4)	$(39.2)
Impact of:
Non taxable investment income	55.7	56.9	24.4
Tax credits	11.1	6.1	8.4
Prior year adjustments	-	-	-
State income taxes, net of federal benefit	0.6	(1.7)	0.3
Other	(0.3)	1.3	(0.6)

Tax provision at statutory rate	$190.8	$11.2	$(6.7)

Our income tax provision amounted to an income tax expense of $123.7 million in 2010 compared to a benefit of $51.4 million in 2009. The increase in income tax expense primarily reflects the increase in pre-tax income from continuing operations for the year ended December 31, 2010.

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

We continue to refine our metrics for capital management. These refinements to the current framework, which is primarily based on statutory risk based capital measures, are designed to more appropriately reflect risks associated with our businesses on a consistent basis across the Company. In addition, we continue to use an economic capital framework for making certain business decisions. Similar to our planning and management process for liquidity, we also use a disciplined framework to ensure the availability of adequate capital under reasonably foreseeable contingencies.

The Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010, could result in the imposition of new capital, liquidity and other requirements on Prudential Financial and the Company. See Item 1. Business -”Regulatory Environment” for information regarding the potential effects of the Dodd-Frank Act on the Company and its affiliates.

On November 23, 2010, the Company paid an ordinary dividend of $330 million and an extraordinary dividend of $140 million to Prudential Financial.

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

Cash Flow

The principal sources of the Company’s liquidity are annuity considerations, investment and fee income, and investment maturities and sales, as well as internal borrowings. The principal uses of that liquidity include benefits, claims, and payments to policyholders and contractholders in connection with surrenders, withdrawals and net policy loan activity. Other uses of liquidity include commissions, general and administrative expenses, purchases of investments, and payments in connection with financing activities. As discussed above, in March 2010, the Company ceased offering its existing variable annuity products to new investors upon the launch of a new product by certain affiliates. Therefore, the Company expects its overall level of cash flows to decrease going forward.

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

Liquid Assets

Liquid assets include cash, cash equivalents, short-term investments, most fixed maturities that are not designated as held to maturity and public equity securities. As of December 31, 2010 and December 31, 2009, the Company had liquid assets of $5.8 billion and $7.4 billion, respectively, which includes a portion financed with asset-based financing. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $0.2 billion and $0.8 billion as of December 31, 2010 and December 31, 2009, respectively. We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in calculating internal liquidity measures in order to evaluate the adequacy of our operations’ liquidity under a variety of stress scenarios. We believe that the liquidity profile of our assets is sufficient to satisfy current liquidity requirements, including under foreseeable stress scenarios.

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

Capital

The Risk Based Capital, or RBC, ratio is a primary measure by which we evaluate the capital adequacy of the Company. Prudential Financial manages its domestic insurance subsidiaries’ RBC ratios to a level that is consistent with the ratings targets for those subsidiaries and in excess of the minimum levels required by applicable insurance regulations. RBC is determined by statutory guidelines and formulas that consider, among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products, interest rate risks and general business risks. The RBC ratio calculations are intended to assist insurance regulators in measuring the adequacy of an insurer’s statutory capitalization. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities.

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

In addition to hedging the equity market exposure as mentioned above, we also manage certain risks associated with our variable annuity products through hedging programs and affiliated reinsurance arrangements. Primarily in the reinsurance affiliate, we purchase equity options and futures as well as interest rate derivatives are purchased to hedge certain optional living benefit features accounted for as embedded derivatives against changes in equity markets, interest rates, and market volatility. Historically, the hedging strategy sought to generally match the sensitivities of the embedded derivative liability as defined by GAAP, excluding the impact of the market-perceived risk of non-performance, with capital market derivatives and options. In the third quarter of 2010, the hedging strategy was revised as, in the current low interest rate environment, management of the company and reinsurance affiliates does not believe the GAAP value of the embedded derivative liability to be an appropriate measure for determining the hedge target. For additional information regarding the change in hedging strategy see “Item 1. Business – Products”.

Certain of the Company’s statutory reserves are ceded to an affiliated offshore captive reinsurance company. A reinsurance trust is established by the affiliated offshore captive reinsurance company to satisfy reinsurance reserve credit requirements. These reserve credits allow the Company to reduce the level of statutory capital it is required to hold. Reinsurance credit reserve requirements can move materially in either direction due to changes in equity markets and interest rates, actuarial assumptions and other factors. Higher reinsurance credit reserve requirements would necessitate depositing additional assets in the statutory reserve credit trusts, while lower reinsurance credit reserve requirements would allow assets to be removed from the statutory reserve credit trusts. We expect Prudential Financial would satisfy those additional needs through a combination of funding the reinsurance credit trusts with available cash, certain hedge assets or collateral associated with the hedge positions, and loans from Prudential Financial and/or affiliates. Prudential Financial also continues to evaluate other options to address reserve credit needs such as obtaining letters of credit. Funding was provided to the captive reinsurance trusts of $178 million for the second quarter of 2010 to meet increased reserve credit requirements due to unfavorable equity market conditions and lower interest rates, and an additional $334 million was provided for the third quarter of 2010 due to an update of actuarial assumptions based on an annual review, most notably a decrease in expected future lapse rates, partially offset by favorable equity market conditions. Due to favorable equity market conditions and higher interest rates in the fourth quarter of 2010, our need to fund the captive reinsurance trusts has declined by $907 million.

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

With respect to our fixed-rate accounts in our variable annuity products, the Company incurs market risk primarily in the form of interest rate risk. The Company manages this risk through asset/liability management strategies that seek to closely approximate the interest rate sensitivity, but not necessarily the exact cash flow characteristics, of the assets with the estimated interest rate sensitivity of the product liabilities. The Company also mitigates this risk through a MVA provision on the Company’s fixed investment option. This MVA provision limits interest rate risk when a contractholder withdraws funds or transfers funds to variable investment options before the end of the guarantee period. The Company’s overall objective in these strategies is to limit the net change in value of assets and liabilities arising from interest rate movements. While it is more difficult to measure the interest sensitivity of the Company’s insurance liabilities than that of the related assets, to the extent the Company can measure such sensitivities the Company believes that interest rate movements will generate asset value changes that substantially offset changes in the value of the liabilities relating to the underlying products. Certain products supported by general account investments also expose us to the risk that changes in interest rates will reduce the spread between the amounts that we are required to pay under the contracts and the rate of return we are able to earn on our general account investments supporting the contracts. In a declining or sustained low interest rate environment, our ability to achieve desired spreads can become limited by minimum guaranteed crediting rates associated with some of our variable annuity products.

For variable annuities, excluding the fixed-rate accounts associated in these products, we are exposed to the risk that asset-based fees may decrease as a result of declines in assets under management due to changes in investment prices. The risk of decreased asset based and asset administration fees could also impact our estimates of total gross profits used as a basis for amortizing deferred policy acquisition and other costs. While a decrease in our estimates of total gross profits would accelerate amortization and decrease net income in a given period, it would not affect our cash flow or liquidity position.

For variable annuity products with minimum guaranteed death benefits and variable annuity products with living benefits such as guaranteed minimum income, withdrawal, and accumulation benefits, we also face the risk that declines in the value of underlying investments as a result of interest rate, equity market, or market volatility changes may increase our net exposure to the guarantees under these contracts. As part of our risk management strategy, we utilize product design elements such as asset allocation restriction, an asset transfer feature and minimum purchase age requirements, in addition to externally purchased hedging instruments and affiliated reinsurance arrangements to limit our market risk exposure to the benefit features of certain of our variable annuity contracts. See Note 11 to the Financial Statements for a discussion of our use of interest rate and equity based derivatives. See Note 6 to our Financial Statements for additional information about the guaranteed minimum death benefits associated with our variable annuity contracts, and the guaranteed minimum income, withdrawal, and accumulation benefits associated our variable annuity contracts.

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

Asset/Liability Management

The Company’s asset/liability management strategies seek to match the interest rate sensitivity of the assets to that of the underlying liabilities and to construct asset mixes consistent with product features, such as interest crediting strategies. The Company seeks to maintain interest rate and equity exposures within established ranges, which are periodically adjusted, based on market conditions and the design of related insurance products sold to customers. The Company’s risk managers, who work with portfolio and asset managers but under separate management, establish investment risk limits for exposures to any issuer, or type of security and oversee efforts to manage risk within policy constraints set by management and approved by the Board of Directors of our ultimate parent Company, Prudential Financial.

We use duration and convexity analyses to measure price sensitivity to interest rate changes. Duration measures the relative sensitivity of the fair value of a financial instrument to changes in interest rates. Convexity measures the rate of change of duration with respect to changes in interest rates. We seek to manage our interest rate exposure by matching the relative sensitivity of asset and liability values to interest rate changes, or controlling “duration mismatch” of assets and liabilities. We have target duration mismatch constraints. As of December 31, 2010 and 2009, the difference between the pre-tax duration of assets and the target duration of liabilities in our duration managed portfolios was within our constraint limits. We consider risk-based capital implications in our asset/liability management strategies.

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

Market Risk Related to Interest Rate Risk

Fluctuations in interest rates can potentially impact the Company’s profitability and cash flows. At December 31, 2010, 88% of assets held under management by the Company are in non-guaranteed separate accounts for which the Company’s interest rate and equity market exposure is not significant, as the contractholder assumes substantially all of the investment risk. Of the remaining 12% of assets, the interest rate risk from contracts that carry interest rate exposure is managed through an asset/liability matching program which takes into account estimates of the risk variables of the insurance liabilities supported by the assets.

At December 31, 2010, the Company held fixed maturity investments in its general account that are sensitive to changes in interest rates. These securities are held in support of the Company’s fixed immediate annuities, fixed supplementary contracts, the fixed investment option offered in its variable life insurance contracts, and in support of the Company’s target solvency capital.

The Company assesses interest rate sensitivity for its financial assets, financial liabilities and derivatives using hypothetical test scenarios which assume both upward and downward 100 basis point parallel shifts in the yield curve from prevailing interest rates. The following tables set forth the potential loss in fair value from a hypothetical 100 basis point upward shift at December 31, 2010 and 2009, because this scenario results in the greatest net exposure to interest rate risk of the hypothetical scenarios tested at those dates. While the test scenario is for illustrative purposes only and does not reflect management’s expectations regarding future interest rates or the performance of fixed income markets, it is a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These test scenarios do not measure the changes in value that could result from non-parallel shifts in the yield curve, which would be expected to produce different changes in discount rates for different maturities. As a result, the actual loss in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations.

	December 31, 2010
	Notional	Fair Value	Hypothetical Fair Value After + 100 Basis Point Parallel Yield Curve Shift	Hypothetical Change in Fair Value
		(in millions)
Financial Assets with Interest Rate Risk:
Financial Assets:
Fixed maturities, available for sale		$5,536	$5,347	$(188)
Commercial loans		431	415	(17)
Policy Loans		14	16	2
Derivatives (1):
Swaps	$ 1,425	34	(5)	(39)
Options	10,310	12	9	(3)

Total Estimated Potential Loss				$(245)

(1) Excludes variable annuity optional living benefits accounted for as embedded derivatives as the Company has generally entered into reinsurance agreements to transfer the risk related to these optional living benefits to an affiliate as part of its risk management strategy.

	December 31, 2009
	Notional	Fair Value	Hypothetical Fair Value After + 100 Basis Point Parallel Yield Curve Shift	Hypothetical Change in Fair Value
		(in millions)
Financial Assets with Interest Rate Risk:
Financial Assets:
Fixed maturities, available for sale		$6,494	$6,233	$(261)
Commercial loans		373	358	(15)
Policy Loans		13	13	-
Derivatives (1):
Swaps	$ 1,716	(13)	(57)	(44)
Options	40	4	4	-

Total Estimated Potential Loss				$(320)

(1) Excludes variable annuity optional living benefits accounted for as embedded derivatives as the Company has generally entered into reinsurance agreements to transfer the risk related to these optional living benefits to an affiliate as part of its risk management strategy.

The tables above do not include approximately $5.7 billion of insurance reserve and deposit liabilities as of December 31, 2010 and $7.2 billion as of December 31, 2009 which are not considered financial liabilities. We believe that the interest rate sensitivities of these insurance liabilities offset, in large measure, the interest rate risk of the financial assets set forth in these tables.

The estimated changes in fair values of the financial assets shown above relate to assets invested in support of the Company’s insurance liabilities, but do not include separate account assets associated with products for which investment risk is borne primarily by the separate account contractholders rather than the Company.

The Company’s deferred annuity products offer a fixed investment option which subjects the Company to interest rate risk. The fixed option guarantees a fixed-rate of interest for a period of time selected by the contractholder. Guarantee period options available range from one to ten years. Withdrawal of funds or transfer of funds to variable investment options, before the end of the guarantee period subjects the contractholder to an MVA, with respect to the Company’s fixed investment options that provide for assessment of an MVA. In the event of rising interest rates, which generally make the fixed maturity securities underlying the guarantee less valuable, the MVA could be negative. In the event of declining interest rates, which generally make the fixed maturity securities underlying the guarantee more valuable, the MVA could be positive. The resulting increase or decrease in the value of the fixed option, from calculation of the MVA, should substantially offset the decrease or increase in the market value of the securities underlying the guarantee. However, the Company still takes on the default risk for the underlying securities and the interest rate risk of reinvestment of interest payments.

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

For equity investments within the separate accounts, the investment risk is borne primarily by the separate account contractholder rather than by the Company. As part of its risk management strategy the Company generally reinsures to affiliates the risks related to variable annuity optional living benefits accounted for as embedded derivatives. In addition to the hedging program in the reinsurance affiliates, we expanded our hedging program in the second quarter of 2009 to include a portion of the market exposure related to our overall capital position of our variable annuity business, including the impact of certain statutory reserve exposures. These capital hedges primarily consisted of equity-based total return swaps that are designed to partially offset changes in our capital position resulting from market driven changes in certain living and death benefit features of our variable annuity products. Our estimated equity price risk associated with these capital hedges as of December 31, 2009 was a $31 million benefit, estimated based on a hypothetical 10% decline in equity benchmark market levels, which would partially offset an overall decline in our capital position related to the equity market decline. In 2010, Prudential Financial changed the focus of its capital hedge program from the equity price risk associated with the annuities business to a broader view of equity market exposure of the statutory capital of Prudential Financial and its subsidiaries, as a whole. In the second quarter of 2010, the capital hedge program was terminated and equity index-linked derivative transactions were entered into that are designed to mitigate the overall impact on statutory capital of a severe equity market stress event on Prudential Financial and its subsidiaries, as a whole. A portion of the derivatives related to the new program were purchased by the Company. The program now focuses on tail risk rather than general equity market declines in order to protect statutory capital in a more cost-effective manner under stress scenarios. Prudential Financial assesses the composition of the hedging program on an ongoing basis and may change it from time to time based on an evaluation of its risk position or other factors. Our estimated equity price risk associated with these capital hedges as of December 31, 2010 was a $2 million benefit, estimated based on a hypothetical 10% decline in equity benchmark market levels, which would partially offset an overall decline in our capital position related to the equity market decline.

Item 8. Financial Statements and Supplementary Data

Information required with respect to this Item 8 regarding Financial Statements and Supplementary Data is set forth commencing on page F-3 hereof. See Index to Financial Statements elsewhere in this Annual Report.

Item 9. Changes in and Disagreements with Independent Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Annual Report on Internal Control Over Financial Reporting as of December 31, 2010 is included in Part II, Item 8 of this Annual Report on Form 10-K.

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of December 31, 2010. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2010, our disclosure controls and procedures were effective. No change in the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) and 15d-15(f) occurred during the year ended December 31, 2010 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 14. Principal Accountant Fees and Services

The Audit Committee of the Board of Directors of Prudential Financial has appointed PricewaterhouseCoopers LLP as the independent auditor of Prudential Financial and certain of its domestic and international subsidiaries, including the Company. The Audit Committee has established a policy requiring its pre-approval of all audit and permissible non-audit services provided by the independent auditor. The specific information called for by this item is hereby incorporated by reference to the section entitled “Item 2 – Ratification of the Appointment of Independent Auditors” in Prudential Financial’s definitive proxy statement for the Annual Meeting of Shareholders to be held on May 10, 2011, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2010.

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

4.

As of March 15, 2011, 25,000 shares of the registrant’s Common Stock (par value $100) consisting of 100 voting shares and 24,900 non-voting shares, were outstanding. As of such date, Prudential Annuities, Inc. formerly known as American Skandia, Inc., an indirect wholly owned subsidiary of Prudential Financial, Inc., a New Jersey corporation, owned all of the registrant’s Common Stock. In addition to that Common Stock, the registrant has issued market-value adjusted annuities from its general account, which are registered under the Securities Act of 1933. See, e.g., 333-136996.

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

SIGNATURES

Pursuant to the requirements of Section 13, or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Shelton, and state of Connecticut on the 11th day of March 2011.

PRUDENTIAL ANNUITIES LIFE ASSURANCE CORPORATION

(Registrant)

By:	/s/ Thomas J. Diemer
Thomas J. Diemer
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 15, 2011.

Name	Title

*Richard Vaccaro	Director
Richard Vaccaro

* Bernard J. Jacob	Director
Bernard J. Jacob

* George Gannon	Director
George Gannon

* Robert Falzon	Director
Robert Falzon

* Daniel Kane	Director
Daniel Kane

* Thomas J. Diemer	Chief Financial Officer and Director
Thomas J. Diemer

/s/ Stephen Pelletier	Chief Executive Officer, President and Director
Stephen Pelletier

* By: /s/ Thomas J. Diemer
Thomas J. Diemer
(Attorney-in-Fact)

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT

PRUDENTIAL ANNUITIES LIFE ASSURANCE CORPORATION

Financial Statements and

Report of Independent Registered Public Accounting Firm

Years Ended December 31, 2010 and 2009

PRUDENTIAL ANNUITIES LIFE ASSURANCE CORPORATION

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Prudential Annuities Life Assurance Corporation (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an assessment of the effectiveness, as of December 31, 2010, of the Company’s internal control over financial reporting, based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment under that framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

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

This Annual Report does not include an attestation report of the Company’s registered public accounting firm, PricewaterhouseCoopers LLP, regarding the internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

March 15, 2011

HOLD FOR PWC OPINION LETTER

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of

Prudential Annuities Life Assurance Corporation:

In our opinion, the accompanying statements of financial position and the related statements of operations and comprehensive income, of stockholder’s equity and of cash flows present fairly, in all material respects, the financial position of Prudential Annuities Life Assurance Corporation (an indirect, wholly owned subsidiary of Prudential Financial, Inc.) at December 31, 2010 and December 31, 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2 of the financial statements, the Company changed its method of determining and recording other-than-temporary impairment for debt securities on January 1, 2009.

New York, New York

March 15, 2011

Prudential Annuities Life Assurance Corporation

Statements of Financial Position

December 31, 2010 and 2009 (in thousands, except share amounts)

	2010	2009
ASSETS
Fixed maturities available for sale, at fair value (amortized cost, 2010: $4,964,264 2009: $6,056,960)	$5,456,221	$6,493,887
Trading account assets, at fair value	79,605	79,892
Equity securities available for sale, at fair value (cost, 2010:$14,484 2009: $17,085)	17,587	18,612
Commercial mortgage and other loans	431,432	373,080
Policy loans	13,905	13,067
Short-term investments	228,383	705,846
Other long-term investments	75,476	2,995

Total investments	6,302,609	7,687,379

Cash and cash equivalents	487	71,548
Deferred policy acquisition costs	1,540,028	1,411,571
Accrued investment income	62,392	77,004
Reinsurance recoverable	187,062	40,597
Income taxes receivable	-	230,427
Valuation of business acquired	32,497	52,596
Deferred sales inducements	796,507	801,876
Receivables from parent and affiliates	51,221	119,300
Investment receivable on open trades	8,435	7,984
Other assets	10,355	7,056
Separate account assets	48,275,343	41,448,712

TOTAL ASSETS	$57,266,936	$51,956,050

LIABILITIES AND STOCKHOLDER’S EQUITY
LIABILITIES
Policyholders’ account balances	$5,319,359	$6,894,651
Future policy benefits and other policyholder liabilities	412,872	292,921
Payables to parent and affiliates	127,502	76,439
Cash collateral for loaned securities	87,210	263,617
Income Tax Payable	132,455	-
Short-term borrowing	205,054	54,585
Long-term borrowing	600,000	775,000
Other liabilities	198,757	242,216
Separate account liabilities	48,275,343	41,448,712

TOTAL LIABILITIES	$55,358,552	$50,048,141

Commitments and Contingent Liabilities (See Note 12)

STOCKHOLDER’S EQUITY
Common stock, $100 par value; 25,000 shares, authorized, issued and outstanding	$2,500	$2,500
Additional paid-in capital	974,921	974,921
Retained earnings	749,751	798,170
Accumulated other comprehensive income (loss)	181,212	132,318

Total stockholder’s equity	$1,908,384	$1,907,909

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$57,266,936	$51,956,050

See Notes to Financial Statements

Prudential Annuities Life Assurance Corporation

Statements of Operations and Comprehensive Income

Years ended December 31, 2010, 2009, and 2008 (in thousands)

	2010	2009	2008

REVENUES

Premiums	$29,477	$13,431	$20,391
Policy charges and fee income	741,190	392,753	632,440
Net investment income	377,109	494,733	320,088
Asset administration fees and other income	290,210	197,672	197,114
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(42,228)	(23,497)	(25,771)
Other-than-temporary impairments on fixed maturity securities transferred to Other Comprehensive Income	39,224	11,890	-
Other realized investment gains (losses), net	139,043	48,574	71,824
Total realized investment gains (losses), net	136,039	36,967	46,053

Total revenues	$1,574,025	$1,135,556	$1,216,086

BENEFITS AND EXPENSES

Policyholders’ benefits	40,911	4,414	329,295
Interest credited to policyholders’ account balances	371,798	409,057	279,744
Amortization of deferred policy acquisition costs	202,568	319,806	228,836
General, administrative and other expenses	413,466	370,162	397,477

Total benefits and expenses	$1,028,743	$1,103,439	$1,235,352

Income (loss) from operations before income taxes	$545,282	$32,117	$(19,266)

Income taxes:
Current	(28,619)	(239,796)	-
Deferred	152,320	188,355	(39,224)

Income tax (benefit) expense	123,701	(51,441)	(39,224)

NET INCOME	$421,581	$83,558	$19,958

Change in net unrealized investment gains (losses), net of taxes	48,894	146,971	(8,483)

COMPREHENSIVE INCOME	$470,475	$230,529	$11,475

See Notes to Financial Statements

Prudential Annuities Life Assurance Corporation

Statements of Stockholder’s Equity

Years ended December 31, 2010, 2009, and 2008 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity

Balance, December 31, 2007	$2,500	$434,096	$709,142	$2,537	$1,148,275
Net income	-	-	19,958	-	19,958
Distribution from/(to) parent	-	540,825	-	-	540,825
Other comprehensive income, net of taxes	-	-	-	(8,483)	(8,483)

Balance, December 31, 2008	$2,500	$974,921	$729,100	$(5,946)	$1,700,575

Net income	-	-	83,558	-	83,558
Impact of adoption of new guidance for other-than-temporary impairments of debt securities, net of taxes	-	-	8,707	(8,707)	-
Distribution from/(to) parent	-	-	(23,195)	-	(23,195)
Other comprehensive income, net of taxes	-	-	-	146,971	146,971

Balance, December 31, 2009	$2,500	$974,921	$798,170	$132,318	$1,907,909

Net income	-	-	421,581	-	421,581
Dividends to Parent			(470,000)		(470,000)
Other comprehensive income, net of taxes	-	-	-	48,894	48,894

Balance, December 31, 2010	$2,500	$974,921	$749,751	$181,212	$1,908,384

See Notes to Financial Statements

Prudential Annuities Life Assurance Corporation

Statements of Cash Flows

Years ended December 31, 2010, 2009, and 2008 (in thousands)

	2010	2009	2008
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$421,581	$83,558	$19,958
Adjustments to reconcile net income to net cash from operating activities:

Policy charges and fee income	91,816	171,087	(12,088)
Realized investment (gains) losses, net	(136,039)	(36,967)	(46,055)
Amortization and depreciation	(16,328)	(12,874)	36,463
Interest credited to policyholders’ account balances	231,522	333,043	237,392
Change in:
Future policy benefit reserves	165,209	2,192	308,268
Accrued investment income	13,816	14,698	(78,671)
Trading account assets	1,425	(9,721)	(35,108)
Net receivable (payable) to affiliates	109,411	(34,208)	12,914
Deferred sales inducements	17,273	(147,163)	(167,493)
Deferred policy acquisition costs	(108,633)	(335,045)	(188,629)
Income taxes payable (receivable)	336,553	(51,660)	(39,202)
Reinsurance recoverable	(229,099)	(117,214)	(99,274)
Other, net	(41,695)	(117,216)	67,394

Cash Flows From (Used In) Operating Activities	$856,812	$(257,490)	$15,869

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Proceeds from the sale/maturity of:
Fixed maturities, available for sale	$1,917,959	$7,208,289	$9,744,227
Equity securities, available for sale	7,478	13,900	35
Commercial mortgage and other loans	14,018	57,393	7,249
Trading account assets	6,230	9,733	-
Policy loans	822	45	3,723
Other long-term investments	589	445	-
Short term investments	5,097,995	5,566,265	15,500,254
Payments for the purchase/origination of:
Fixed maturities, available for sale	(676,652)	(3,090,497)	(18,330,076)
Equity securities, available for sale	(5,000)	(19,636)	-
Commercial mortgage and other loans	(72,504)	(61,445)	(340,523)
Trading account assets	(4,574)	(24,061)	-
Policy loans	(2,620)	(319)	(4,177)
Other long-term investments	(48,979)	(14,428)	-
Short-term investments	(4,620,729)	(6,017,771)	(15,608,847)
Notes receivable from parent and affiliates, net	10,906	-	-
Other, net	(663)	-	-

Cash Flows From (Used in) Investing Activities	$1,624,276	$3,627,913	$(9,028,135)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Capital contribution from/(Distribution to) Parent	$(470,000)	$(23,195)	$540,825
Decrease in future fees payable to PAI, net	-	(749)	(11,422)
Cash collateral for loaned securities	(176,407)	(5,843)	215,384
Securities sold under agreement to repurchase	(602)	602	-
Proceeds from the issuance of debt (maturities longer than 90 days)	-	600,000	-
Repayments of debt (maturities longer than 90 days)	(175,000)	(4,547)	(500,453)
Net increase (decrease) in short-term borrowing	150,469	(131,683)	(9,012)
Drafts outstanding	16,158	4,017	(24,834)
Policyholders’ account balances
Deposits	2,767,101	3,364,812	12,971,413
Withdrawals	(4,663,868)	(7,128,838)	(4,143,783)

Cash Flows From (Used in) Financing Activities	$(2,552,149)	$(3,325,424)	$9,038,118

Net increase in cash and cash equivalents	(71,061)	44,999	25,852
Cash and cash equivalents, beginning of period	71,548	26,549	697

CASH AND CASH EQUIVALENTS, END OF PERIOD	$487	$71,548	$26,549

SUPPLEMENTAL CASH FLOW INFORMATION

Income taxes paid (received)	$(212,852)	$(11)	$(42)

Interest paid	$36,554	$11,608	$56,916

See Notes to Financial Statements

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

1.	BUSINESS

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

The Company develops long-term savings and retirement products, which are distributed through its affiliated broker/dealer company, Prudential Annuities Distributors, Incorporated. (“PAD”), formerly known as American Skandia Marketing, Incorporated. The Company issued variable deferred and immediate annuities for individuals and groups in the United States of America and its territories.

Beginning in March 2010, the Company ceased offering its existing variable annuity products (and where offered, the companion market value adjustment option) to new investors upon the launch of a new product in each of Pruco Life Insurance Company and Pruco Life Insurance Company of New Jersey (which are affiliates of the Company within the Prudential Annuities business unit of Prudential Financial). In general, the new product line offers the same optional living benefits and optional death benefits as offered by the Company’s existing variable annuities. However, subject to applicable contractual provisions and administrative rules, the Company will continue to accept subsequent purchase payments on inforce contracts under existing annuity products.

The Company is engaged in a business that is highly competitive because of the large number of stock and mutual life insurance companies and other entities engaged in marketing insurance products, and individual and group annuities.

PAI intends to make additional capital contributions to the Company, as needed, to enable it to comply with its reserve requirements and fund expenses in connection with its business. The Company has complied with the National Association of Insurance Commissioner’s (“NAIC”) Risk-Based Capital (“RBC”) reporting requirements and has total adjusted capital well above required capital. Generally, PAI is under no obligation to make such contributions and its assets do not back the benefits payable under the Company’s policyholder contracts. During 2010 and 2009, PAI made no capital contributions to the Company. During 2008, PAI made capital contribution of $540.8 million to the Company.

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

Notes to Financial Statements

2. SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

Investments and Investment-Related Liabilities

The Company’s principal investments are fixed maturities; trading account assets; equity securities; commercial mortgage and other loans; policy loans; other long-term investments, including joint ventures, limited partnerships; and short-term investments. Investments and investment-related liabilities also include securities repurchase and resale agreements and securities lending transactions. The accounting policies related to each are as follows:

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

Commercial mortgage and other loans consist of commercial mortgage loans and agricultural loans. Commercial mortgage loans are broken down by class which is based on property type (industrial properties, retail, office, multi-family/apartment, hospitality, and other).

Commercial mortgage and other loans originated and held for investment are generally carried at unpaid principal balance, net of unamortized premiums or discounts and an allowance for losses.

Interest income, as well as prepayment fees and the amortization of the related premiums or discounts, related to commercial mortgage and other loans, are included in “Net investment income.”

Impaired loans include those loans for which it is probable that amounts due according to the contractual terms of the loan agreement will not all be collected. The Company defines “past due” as principal or interest not collected at least 30 days past the scheduled contractual due date. Interest received on impaired loans, including loans that were previously modified in a troubled debt restructuring, is either applied against the principal or reported as net investment income based on the Company’s assessment as to the collectability of the principal. See Note 3 for additional information about the Company’s past due loans.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

2. SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS (continued)

The Company discontinues accruing interest on impaired loans after the loans become 90 days delinquent as to principal or interest payments, or earlier when the Company has doubts about collectability. When a loan is deemed to be impaired, any accrued but uncollectible interest on the impaired loan and other loans backed by the same collateral, if any, is charged to interest income in the period the loan is deemed to be impaired. Generally, a loan is restored to accrual status only after all delinquent interest and principal are brought current and, in the case of loans where the payment of interest has been interrupted for a substantial period, a regular payment performance has been established.

The Company reviews the performance and credit quality of the commercial mortgage and other loan portfolio on an on-going basis. Loans are placed on watch list status based on a predefined set of criteria and are assigned one of three categories. Loans are placed on “early warning” status in cases where, based on the Company’s analysis of the loan’s collateral, the financial situation of the borrower or tenants or other market factors, it is believed a loss of principal or interest could occur. Loans are classified as “closely monitored” when it is determined that there is a collateral deficiency or other credit events that may lead to a potential loss of principal or interest. Loans “not in good standing” are those loans where the Company has concluded that there is a high probability of loss of principal, such as when the loan is delinquent or in the process of foreclosure. As described below, in determining our allowance for losses, the Company evaluates each loan on the watch list to determine if it is probable that amounts due according to the contractual terms of the loan agreement will not be collected.

Loan-to-value and debt service coverage ratios are measures commonly used to assess the quality of commercial mortgage loans. The loan-to-value ratio compares the amount of the loan to the fair value of the underlying property collateralizing the loan, and is commonly expressed as a percentage. Loan-to-value ratios greater than 100% indicate that the loan amount exceeds the collateral value. A smaller loan-to-value ratio indicates a greater excess of collateral value over the loan amount. The debt service coverage ratio compares a property’s net operating income to its debt service payments. Debt service coverage ratios less than 1.0 times indicate that property operations do not generate enough income to cover the loan’s current debt payments. A larger debt service coverage ratio indicates a greater excess of net operating income over the debt service payments. The values utilized in calculating these ratios are developed as part of the Company’s periodic review of the commercial mortgage loan and agricultural loan portfolio, which includes an internal appraisal of the underlying collateral value. The Company’s periodic review also includes a quality re-rating process, whereby the internal quality rating originally assigned at underwriting is updated based on current loan, property and market information using a proprietary quality rating system. The loan-to-value ratio is the most significant of several inputs used to establish the internal credit rating of a loan which in turn drives the allowance for losses. Other key factors considered in determining the internal credit rating include debt service coverage ratios, amortization, loan term, estimated market value growth rate and volatility for the property type and region. See Note 3 for additional information related to the loan-to-value ratios and debt service coverage ratios related to the Company’s commercial mortgage and agricultural loan portfolios.

The allowance for losses includes a loan specific reserve for each impaired loan that has a specifically identified loss and a portfolio reserve for probable incurred but not specifically identified losses. For impaired commercial mortgage and other loans the allowances for losses are determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or based upon the fair value of the collateral if the loan is collateral dependent. The portfolio reserves for probable incurred but not specifically identified losses in the commercial mortgage and agricultural loan portfolio segments considers the current credit composition of the portfolio based on an internal quality rating, (as described above). The portfolio reserves are determined using past loan experience, including historical credit migration, default probability and loss severity factors by property type. Historical credit migration, default and loss severity factors are updated each quarter based on the Company’s actual loan experience, and are considered together with other relevant qualitative factors in making the final portfolio reserve calculations.

The allowance for losses on commercial mortgage and other loans can increase or decrease from period to period based on the factors noted above. “Realized investment gains (losses), net” includes changes in the allowance for losses. “Realized investment gains (losses), net” also includes gains and losses on sales, certain restructurings, and foreclosures.

When a commercial mortgage or other loan is deemed to be uncollectible, any specific valuation allowance associated with the loan is reversed and a direct write down to the carrying amount of the loan is made. The carrying amount of the loan is not adjusted for subsequent recoveries in value.

Policy loans are carried at unpaid principal balances. Interest income on policy loans is recognized in net investment income at the contract interest rate when earned. Policy loans are fully collateralized by the cash surrender value of the associated insurance policies.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

2. SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS (continued)

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

Other long-term investments consist of the Company’s investments in joint ventures and limited partnerships, as well as wholly-owned investment real estate and other investments. Joint venture and partnership interests are generally accounted for using the equity method of accounting. In certain instances in which the Company’s partnership interest is so minor (generally less than 3%) that it exercises virtually no influence over operating and financial policies, the Company applies the cost method of accounting. The Company’s income from investments in joint ventures and partnerships accounted for using the equity method or cost method is included in “Net investment income.” The carrying value of these investments is written down, or impaired, to fair value when a decline in value is considered to be other-than-temporary. In applying the equity method or the cost method (including assessment for other-than-temporary impairment), the Company uses financial information provided by the investee, which is generally received on a one quarter lag.

Realized investment gains (losses) are computed using the specific identification method. Realized investment gains and losses are generated from numerous sources, including the sale of fixed maturity securities, equity securities, investments in joint ventures and limited partnerships and other types of investments, as well as adjustments to the cost basis of investments for net other than temporary impairments recognized in earnings. Realized investment gains and losses are also generated from prepayment premiums received on private fixed maturity securities, allowance for losses on commercial mortgage and other loans, and fair value changes on embedded derivatives and free-standing derivatives that do not qualify for hedge accounting treatment.

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

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

2. SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS (continued)

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

Derivative Financial Instruments

Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices or the values of securities. Derivative financial instruments generally used by the Company include swaps, options, and futures and may be exchange-traded or contracted in the over-the-counter market. Derivative positions are carried at fair value, generally by obtaining quoted market prices or through the use of valuation models. Values can be affected by changes in interest rates, foreign exchange rates, equity risks, credit spreads, market volatility and liquidity. Values can also be affected by changes in estimates and assumptions including those related to counterparty behavior and non-performance risk used in valuation models.

Derivatives are used to manage the characteristics of the Company’s asset/liability mix, and to manage the interest rate and currency characteristics of assets or liabilities. Additionally, derivatives may be used to seek to reduce exposure to interest rate, credit, and foreign currency, and equity risks associated with assets held or expected to be purchased or sold, and liabilities incurred or expected to be incurred.

Derivatives are recorded either as assets, within “Other long-term investments” or as liabilities, within “Other liabilities,” except for embedded derivatives, which are recorded with the associated host contract. The Company nets the fair value of all derivative financial instruments with its counterparty for which a master netting arrangement has been executed. As discussed below and in Note 11, all realized and unrealized changes in fair value of derivatives, with the exception of the effective portion of cash flow hedges, are recorded in current earnings. Cash flows from these derivatives are reported in the operating and investing activities sections in the Statements of Cash Flows.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

2. SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS (continued)

The Company designates derivatives as either (1) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge), or (2) a derivative that does not qualify for hedge accounting.

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

The Company formally documents at inception all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives designated as cash flow hedges to specific assets and liabilities on the balance sheet or to specific forecasted transactions.

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

The Company is a party to financial instruments that contain derivative instruments that are “embedded” in the financial instruments. At inception, the Company assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the financial instrument (i.e., the host contract) and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is either separated from the host contract, carried at fair value, and changes in its fair value are included in “Realized investment gains (losses), net” or the Company may elect to classify the entire instrument as a trading account asset and report it within “Other trading account assets, at fair value.” The Company has sold variable annuity products, which may include guaranteed benefit features that are accounted for as embedded derivatives. The Company has entered into reinsurance agreements to transfer the risk related to the embedded derivatives contained in certain insurance product to affiliates. These reinsurance agreements are derivatives and have been accounted in the same manner as the embedded derivative.

Cash and cash equivalents

Cash and cash equivalents include cash on hand, money market instruments, and other debt instruments with maturities of three months or less when purchased, other than cash equivalents that are included in “Trading account assets, at fair value.” The

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

2. SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS (continued)

Company also engages in overnight borrowing and lending of funds with Prudential Financial and affiliates which are considered cash and cash equivalents.

Valuation of business acquired

As a result of purchase accounting, the Company reports a financial asset representing the VOBA. VOBA is determined by estimating the net present value of future cash flows from contracts in force in the acquired business at the date of acquisition. VOBA balances are subject to recoverability testing, in the manner in which it was acquired, at the end of each reporting period to ensure that the balance does not exceed the present value of anticipated gross profits. Future positive cash flows generally include fees and other charges assessed to the contracts as long as they remain in force as well as fees collected upon surrender, if applicable, while future negative cash flows include costs to administer contracts and benefit payments. The Company amortizes VOBA over the effective life of the acquired contracts. VOBA is amortized in proportion to estimated gross profits arising from the contracts and anticipated future experience, which is evaluated regularly. The effect of changes in estimated gross profits on unamortized VOBA is reflected in “General and administrative expenses” in the period such estimates of expected future profits are revised.

Deferred policy acquisition costs

Costs that vary with and that are related primarily to the production of new insurance and annuity business are deferred to the extent such costs are deemed recoverable from future profits. Such DAC costs include commissions, costs of policy issuance and underwriting, and variable field office expenses that are incurred in producing new business. In each reporting period, capitalized DAC is amortized to “Amortization of deferred policy acquisition costs,” net of the accrual of imputed interest on DAC balances. DAC is subject to recoverability testing at the end of each reporting period to ensure that the balance does not exceed the present value of anticipated gross profits, less benefits and maintenance expenses,. DAC, for applicable products, is adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in “Accumulated other comprehensive income (loss).”

Policy acquisition costs are deferred and amortized over the expected life of the contracts (approximately 25 years) in proportion to gross profits arising principally from investment results, mortality and expense margins, and surrender charges, based on historical and anticipated future experience, which is updated periodically. The Company uses a reversion to the mean approach to derive the future rate of return assumptions. However, if the projected future rate of return calculated using this approach is greater than the maximum future rate of return assumption, the maximum future rate of return is utilized. In addition to the gross profit components previously mentioned, we also include the impact of the embedded derivatives associated with certain optional living benefit features of the Company’s variable annuity contracts and related hedging activities in actual gross profits used as the basis for calculating current period amortization, regardless of which affiliated legal entity this activity occurs. In calculating gross profits, profits and losses related to contracts issued by the Company that are reported in affiliated legal entities other than the Company as a result of, for example, reinsurance agreement with those affiliated entities, are also included. Incorporating all product-related profits and losses in gross profits, including those that are reported in affiliated legal entities, produces a DAC amortization pattern representative of the economics of the products. The effect of changes to estimated gross profits on unamortized deferred acquisition costs is reflected in the period such estimated gross profits are revised.

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

Notes to Financial Statements

2. SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS (continued)

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

Other assets and other liabilities

“Other assets” consist primarily of accruals for asset administration fees. “Other assets” also consist of state insurance licenses. Licenses to do business in all states have been capitalized and reflected at the purchase price of $4.0 million. Due to the adoption of authoritative guidance on accounting for Goodwill and Other Intangible Assets, the cost of the licenses is no longer being amortized but is subjected to an annual impairment test. As of December 31, 2010, the Company estimated the fair value of the state insurance licenses to be in excess of book value and, therefore, no impairment charge was required.

“Other liabilities” consist primarily of accrued expenses, technical overdrafts and a liability to the participants of a deferred compensation plan. Other liabilities may also include derivative instruments in a net liability position. Derivative instruments normally classified as other long term investments were reclassified as other liabilities at December 31, 2009 as they were in a net liability position.

Future policy benefits

The Company’s liability for future policy benefits is primarily comprised of liabilities for guarantee benefits related to certain nontraditional long-duration life and annuity contracts, which are discussed more fully in Note 6. These reserves represent reserves for the guaranteed minimum death and optional living benefit features on our variable annuity products. The optional living benefits are primarily accounted for as embedded derivatives, with fair values calculated as the present value of future expected benefit payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature. For additional information regarding the valuation of these optional living benefit features, see Note 10 to the financial statements.

The Company’s liability for future policy benefits also includes reserves based on the present value of estimated future payments to or on behalf of policyholders related to contracts that have annuitized, where the timing and amount of payment depends on policyholder mortality, less the present value of future net premiums. Expected mortality is generally based on the Company’s historical experience or standard industry tables. Interest rate assumptions are based on factors such as market conditions and expected investment returns. Although mortality and interest rate assumptions are “locked-in” upon the issuance of new insurance or annuity business with fixed and guaranteed terms, significant changes in experience or assumptions may require the Company to provide for expected future losses on a product by establishing premium deficiency reserves.

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

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

2. SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS (continued)

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

Revenues for fixed immediate annuity and fixed supplementary contracts with and without life contingencies consist of net investment income. In addition, revenues for fixed immediate annuity contracts with life contingencies also consist of single premium payments recognized as annuity considerations when received. Benefit reserves for these contracts are based on applicable actuarial standards with assumed interest rates that vary by contract year. Reserves for contracts without life contingencies are included in “Policyholders’ account balances” while reserves for contracts with life contingencies are included in “future policy benefits and other policyholder liabilities.” Assumed interest rates ranged from 1.00% to 8.25% at December 31, 2010, and from 1.09% to 8.25% at December 31, 2009.

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

Certain individual annuity contracts provide the holder a guarantee that the benefit received upon death or annuitization will be no less than a minimum prescribed amount. These benefits are accounted for as insurance contracts and are discussed in further detail in Note 6. The Company also provides contracts with certain living benefits that are treated as embedded derivatives from an accounting perspective. These contracts are discussed in further detail in Note 6.

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

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

2. SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS (continued)

Deferred income taxes are recognized, based on enacted rates, when assets and liabilities have different values for financial statement and tax reporting purposes. A valuation allowance is recorded to reduce a deferred tax asset to the amount expected to be realized.

Future fees payable to PAI

In a series of transactions with PAI, the Company sold certain rights to receive a portion of future fees and contract charges expected to be realized on designated blocks of deferred annuity contracts. The proceeds from the sales were recorded as a liability and were being amortized over the remaining surrender charge period of the designated contracts using the interest method. As of December 31, 2009, the proceeds were fully amortized into income and the liability was extinguished.

Adoption of New accounting pronouncements

In July 2010, the FASB issued updated guidance that requires enhanced disclosures related to the allowance for credit losses and the credit quality of a company’s financing receivable portfolio. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The Company adopted this guidance effective December 31, 2010. The required disclosures are included above and in Note 3. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning after December 15, 2010. The Company will provide these required disclosures in the interim reporting period ending March 31, 2011. In January 2011, the FASB deferred the disclosures required by this guidance related to troubled debt restructurings. The disclosures will be effective, and the Company will provide these disclosures, concurrent with the effective date of proposed guidance for determining what constitutes a troubled debt restructuring.

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

In January 2010, the FASB issued updated guidance that requires new fair value disclosures about significant transfers between Level 1 and 2 measurement categories and separate presentation of purchases, sales, issuances, and settlements within the roll forward of Level 3 activity. Also, this updated fair value guidance clarifies the disclosure requirements about level of disaggregation and valuation techniques and inputs. This new guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of Level 3 activity, which are effective for interim and annual reporting periods beginning after December 15, 2010. The Company adopted the effective portions of this guidance on January 1, 2010. The required disclosures are provided in Note 10 and Note 11. The Company will provide the required disclosures about purchases, sales, issuances, and settlements in the roll forward of Level 3 activity in the interim reporting period ending March 31, 2011.

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

Notes to Financial Statements

2. SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS (continued)

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

Notes to Financial Statements

2. SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS (continued)

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

Future Adoption of New Accounting Pronouncements

In October 2010, the FASB issued authoritative guidance to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. Under the new guidance acquisition costs are to include only those costs that are directly related to the acquisition or renewal of insurance contracts by applying a model similar to the accounting for loan origination costs. An entity may defer incremental direct costs of contract acquisition that are incurred in transactions with independent third parties or employees as well as the portion of employee compensation costs related to underwriting, policy issuance and processing, medical inspection, and contract selling for successfully negotiated contracts. Additionally, an entity may capitalize as a deferred acquisition cost only those advertising costs meeting the capitalization criteria for direct-response advertising. This change is effective for fiscal years beginning after December 15, 2011 and interim periods within those years. Early adoption as of the beginning of a fiscal year is permitted. The guidance is to be applied prospectively upon the date of adoption, with retrospective application permitted, but not required. The Company will adopt this guidance effective January 1, 2012. The Company is currently assessing the impact of the guidance on the Company’s consolidated financial position, results of operations, and financial statement disclosures.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

2. SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS (continued)

In April 2010, the FASB issued authoritative guidance clarifying that an insurance entity should not consider any separate account interests in an investment held for the benefit of policyholders to be the insurer’s interests, and should not combine those interests with its general account interest in the same investment when assessing the investment for consolidation, unless the separate account interests are held for a related party policyholder, whereby consolidation of such interests must be considered under applicable variable interest guidance. This guidance is effective for interim and annual reporting periods beginning after December 15, 2010 and retrospectively to all prior periods upon the date of adoption, with early adoption permitted. The Company’s adoption of this guidance effective January 1, 2011 is not expected to have a material effect on the Company’s financial position, results of operations, and financial statement disclosures.

Reclassifications

Certain amounts in the prior years have been reclassified to conform to the current year presentation.

3.	INVESTMENTS

Fixed Maturities and Equity Securities

The following tables provide additional information relating to fixed maturities and equity securities (excluding investments classified as trading) as of December 31:

	2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary impairments in AOCI (3)
	(in thousands)
Fixed maturities, available for sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$187,394	$5,911	$-	$193,305	$-
Obligations of U.S. states and their political subdivisions	69,567	7,949	-	77,516	-
Foreign government bonds	122,152	14,361	-	136,513	-
Corporate securities	3,554,569	396,747	366	3,950,950	(235)
Asset-backed securities (1)	207,373	14,387	7,790	213,970	(12,200)
Commercial mortgage-backed securities	455,972	34,597	-	490,569	-
Residential mortgage-backed securities (2)	367,237	26,161	-	393,398	(76)

Total fixed maturities, available for sale	$4,964,264	$500,113	$8,156	$5,456,221	$(12,511)

Equity securities, available for sale	$14,484	$3,150	$47	$17,587	$-

(1)	Includes credit tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(3)

Represents the amount of other-than-temporary impairment losses in “Accumulated other comprehensive income (loss),” or “AOCI,” which were not included in earnings. Amount excludes $6.0 million of net unrealized gains on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

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

The amortized cost and fair value of fixed maturities by contractual maturities at December 31, 2010 is shown below:

	Available for sale
	Amortized Cost	Fair value
	(in thousands)

Due in one year or less	$208,441	$213,806
Due after one year through five years	2,435,880	2,684,523
Due after five years through ten years	829,259	926,490
Due after ten years	460,102	533,465
Commercial mortgage backed securities	455,972	490,569
Residential mortgage-backed securities	367,237	393,398
Asset-backed securities	207,373	213,970

Total	$4,964,264	$5,456,221

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

The following table depicts the sources of fixed maturity proceeds and related gross investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

	2010	2009	2008
	(in thousands)
Fixed maturities, available for sale:
Proceeds from sales	$1,422,218	$6,471,090	$9,664,156
Proceeds from maturities/repayments	497,378	710,653	68,993
Gross investment gains from sales, prepayments and maturities	131,492	231,977	69,587
Gross investment losses from sales and maturities	(1,801)	(1,731)	(38,664)

Fixed maturity and equity security impairments:
Net writedowns for other-than-temporary impairment losses on fixed maturities recognized in earnings (1)	$(3,004)	$(11,607)	$(25,771)
Writedowns for other-than-temporary impairment losses on equity securities	-	(1,936)	(452)

(1)

Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

3.	INVESTMENTS (continued)

As discussed in Note 2, a portion of certain other-than-temporary impairment, (“OTTI”) losses on fixed maturity securities are recognized in “Other comprehensive income (loss),” (“OCI”). For these securities the net amount recognized in earnings (“credit loss impairments”) represents the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. Any remaining difference between the fair value and amortized cost is recognized in OCI. The following table sets forth the amount of pretax credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts.

Credit losses recognized in earnings on fixed maturity securities held by the Company for which a portion of the OTTI loss was recognized in OCI	Year Ended December 31, 2010	Year Ended December 31, 2009
	(in thousands)	(in thousands)
Balance, beginning of period	$13,038	$-
Credit losses remaining in retained earnings related to adoption of new authoritative guidance on January 1, 2009	-	6,397
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(1,027)	(3,227)
Credit loss impairments previously recognized on securities impaired to fair value during the period (1)	-	-
Credit loss impairment recognized in the current period on securities not previously impaired	-	2,156
Additional credit loss impairments recognized in the current period on securities previously impaired	2,029	7,223
Increases due to the passage of time on previously recorded credit losses	609	702
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(501)	(213)

Balance, December 31, 2010	$14,148	$13,038

(1)     Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

Trading Account Assets

The following table sets forth the composition of the Company’s trading account assets as of the dates indicated:

	2010		2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities:
Asset-backed securities	66,205	70,831	63,410	70,199

Total fixed maturities	$66,205	$70,831	$63,410	$70,199
Equity securities	8,132	8,774	9,603	9,693

Total trading account assets	$74,337	$79,605	$73,013	$79,892

The net change in unrealized gains (losses) from trading account assets still held at period end, recorded within “Asset administration fees and other income” were $1.6 million, $10.1 million and $5.4 million during year ended December 31, 2010, 2009 and 2008 respectively.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

3.	INVESTMENTS (continued)

Commercial mortgage and other loans

The following table provides the breakdown of the gross carrying values of commercial mortgage and other loans by property type as of December 31:

	2010		2009

	Amount	% of Total	Amount	% of Total
	($ in thousands)
Commercial mortgage and other loans by property type
Office buildings	$49,248	11.3%	$51,167	13.6%
Retail stores	62,078	14.3%	64,528	17.1%
Apartment complexes	124,709	28.7%	98,732	26.3%
Industrial Buildings	142,003	32.7%	120,594	32.1%
Hospitality	8,524	2.0%	8,614	2.3%

Total commercial mortgage loans	386,562	89.0%	343,635	91.4%
Agricultural property loans	47,850	11.0%	32,342	8.6%

Total commercial mortgage and other loans	434,412	100.0%	375,977	100.0%
Valuation allowance	(2,980)		(2,897)

Total net commercial mortgage and other loans	$431,432		$373,080

The commercial mortgage and other loans are geographically dispersed throughout the United States, Canada and Asia with the largest concentrations California (22%), New York (20%), Ohio (11%), and New Hampshire (6%) at December 31, 2010.

Activity in the allowance for losses for all commercial loans, for the years ended December 31, is as follows:

	2010	2009	2008
	(in thousands)
Allowance for losses, beginning of year	$2,897	$218	$168
Addition to / (release of) allowance for losses	83	2,679	50

Allowance for losses, end of year	$2,980	$2,897	$218

The following table sets forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans as of December 31, 2010:

	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for Credit Losses:
Ending Balance: individually evaluated for impairment	$416	$-	$416
Ending Balance: collectively evaluated for impairment	2,410	154	2,564

Total Ending Balance	$2,826	$154	$2,980
Recorded Investment: (1)
Ending Balance: individually evaluated for impairment	$3,782	$-	$3,782
Ending Balance: collectively evaluated for impairment	382,780	47,850	430,630

Total Ending Balance	$386,562	$47,850	$434,412

(1)	Recorded investment reflects the balance sheet carrying value gross of related allowance

Impaired loans include those loans for which it is probable that amounts due according to the contractual terms of the loan agreement will not all be collected. Impaired commercial mortgage and other loans identified in management’s specific review of probable loan losses and the related allowance for losses at December 31, 2010 had a recorded investment of $3.8 million and a related allowance of $0.4 million, all related to the hospitality property type.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

3.     INVESTMENTS (continued)

The following tables set forth the credit quality indicators as of December 31, 2010 based upon the recorded investment gross allowance for credit losses:

Commercial mortgage loans

	Debt Service Coverage Ratio
	Greater than 2.0X	1.8X to 2.0X	1.5X to <1.8X	1.2X to <1.5X	1.0X to <1.2X	Less than 1.0X	Grand Total
Loan-to-Value Ratio	(in thousands)
0%-49.99%	$36,868	$12,127	$30,407	$3,750	$74,144	$23,736	$181,032
50%-59.99%	6,795	-	-	11,186	1,495	-	19,476
60%-69.99%	-	-	6,680	55,286	4,864	2,137	68,967
70%-79.99%	-	-	24,362	5,030	-	14,782	44,174
80%-89.99%	-	-	-	-	-	54,175	54,175
90%-100%	-	-	-	-	-	10,000	10,000
Greater than 100%	-	-	-	3,782	-	4,956	8,738

Total Commercial Mortgage and Other Loans	$43,663	$12,127	$61,449	$79,034	$80,503	$109,786	$386,562

Other mortgage loans - agricultural properties

	Debt Service Coverage Ratio
	Greater than 2.0X	1.8X to 2.0X	1.5X to <1.8X	1.2X to <1.5X	1.0X to <1.2X	Less than 1.0X	Grand Total
Loan-to-Value Ratio	(in thousands)
0%-49.99%	$9,418	$-	$480	$10,371	$12,610	$-	$32,879
50%-59.99%	-	12.091	2,880	-	-	-	14,971
60%-69.99%	-	-	-	-	-	-	-
70%-79.99%	-	-	-	-	-	-	-
80%-89.99%	-	-	-	-	-	-	-
90%-100%	-	-	-	-	-	-	-
Greater than 100%	-	-	-	-	-	-	-

Total Agricultural	$9,418	$12,091	$3,360	$10,371	$12,610	$-	$47,850

Total commercial mortgage and other loans

	Debt Service Coverage Ratio
	Greater than 2.0X	1.8X to 2.0X	1.5X to <1.8X	1.2X to <1.5X	1.0X to <1.2X	Less than 1.0X	Grand Total
Loan-to-Value Ratio	(in thousands)
0%-49.99%	$46,286	$12,127	$30,887	$14,121	$86,754	$23,736	$213,911
50%-59.99%	6,795	12,091	2,880	11,186	1,495	-	34,447
60%-69.99%	-	-	6,680	55,286	4,864	2,137	68,967
70%-79.99%	-	-	24,362	5,030	-	14,782	44,174
80%-89.99%	-	-	-	-	-	54,175	54,175
90%-100%	-	-	-	-	-	10,000	10,000
Greater than 100%	-	-	-	3,782	-	4,956	8,738

Total Commercial Mortgage and Agricultural	$53,081	$24,218	$64,809	$89,405	$93,113	$109,786	$434,412

See Note 2 for further discussion regarding the credit quality of other loans.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

3.     INVESTMENTS (continued)

As of December 31, 2010, all commercial mortgage and other loans were in current status including $5.0 million of office loans and $3.8 million of hospitality loans in non-accrual status.

Other Long-Term Investments

The following table provides information relating to other long-term investments as of December 31:

	2010	2009
	(in thousands)

Joint ventures and limited partnerships	$24,476	$2,995
Derivatives (1)	51,000	-

Total other long-term investments	$75,476	$2,995

(1)	Derivative instruments classified as Other Long-term Investments at December 31, 2008 were reclassified Other Liabilities at December 31, 2009 as they were in a net liability position.

Investment Income and Investment Gains and Losses

Net investment income arose from the following sources for 2010, 2009, and 2008

	2010	2009	2008
	(in thousands)
Fixed maturities, available for sale	$349,906	$476,096	$298,506
Equity securities, available for sale	932	858	867
Trading Account Assets	3,378	3,634	1,033
Commercial mortgage and other loans	26,665	20,863	4,394
Policy loans	986	626	809
Short-term investments and cash equivalents	1,334	2,628	23,145
Other long-term investments	2,101	344	(676)

Gross investment income	385,302	505,049	328,078
Less investment expenses	(8,193)	(10,316)	(7,990)

Net investment income	$377,109	$494,733	$320,088

Realized investment gains (losses), net including charges for other than temporary impairments in value, for the years ended December 31, 2010, 2009, and 2008 were from the following sources:

	2010	2009	2008
	(in thousands)
Fixed maturities	$126,687	$218,639	$5,151
Equity securities	(123)	(675)	(452)
Commercial mortgage and other loans	(84)	(2,679)	(50)
Derivatives	9,508	(178,444)	38,062
Other	51	126	3,342

Realized investment gains (losses), net	$136,039	$36,967	$46,053

Net Unrealized Investment Gains (Losses)

Net unrealized investment gains and losses on securities classified as “available for sale” and certain other long-term investments and other assets are included in the Statements of Financial Position as a component of “Accumulated other comprehensive income (loss),” or “AOCI.” Changes in these amounts include reclassification adjustments to exclude from “Other comprehensive income (loss)” those items that are included as part of “Net income” for a period that had been part of “Other comprehensive income (loss)” in earlier periods. The amounts for the periods indicated below, split between amounts related to fixed maturity securities on which an OTTI loss has been recognized, and all other net unrealized investment gains and losses, are as follows:

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

3.     INVESTMENTS (continued)

Net Unrealized Investment Gains and Losses on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs, Deferred Sales Inducements and Valuation of Business Acquired	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)

Balance, December 31, 2008	$-	$-	$-	$-
Cumulative impact of the adoption of new authoritative guidance on January 1, 2009	(18,191)	510	6,259	(11,422)
Net investment gains (losses) on investments arising during the period	7,958	-	(2,817)	5,141
Reclassification adjustment for (gains) losses included in net income (1)	6,685	-	(2,367)	4,318
Reclassification adjustment for OTTI losses excluded from net income	(4,995)	-	1,769	(3,226)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs, deferred sales inducements and valuation of business acquired	-	3,831	(1,356)	2,475
Impact of net unrealized investment (gains) losses on future policy benefits	-	-	-	-

Balance, December 31, 2009	$(8,543)	$4,341	$1,488	$(2,714)
Net investment gains (losses) on investments arising during the period	(646)	-	229	(417)
Reclassification adjustment for (gains) losses included in net income	2,640	-	(935)	1,705
Reclassification adjustment for OTTI losses excluded from net income (1)	(11)	-	4	(7)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs, deferred sales inducements and valuation of business acquired	-	(1,489)	527	(962)
Impact of net unrealized investment (gains) losses on future policy benefits	-	-	-	-

Balance, December 31, 2010	$(6,560)	$2,852	$1,313	$(2,395)

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

3.     INVESTMENTS (continued)

All Other Net Unrealized Investment Gains and Losses in AOCI

	Net Unrealized Gains (Losses) on Investments (2)	Deferred Policy Acquisition Costs, Deferred Sales Inducements and Valuation of Business Acquired	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)

Balance, December 31, 2008	$(25,993)	$16,789	$3,258	$(5,946)
Cumulative impact of the adoption of new authoritative guidance on January 1, 2009	4,312	(109)	(1,488)	2,715
Net investment gains (losses) on investments arising during the period	692,928	-	(245,297)	447,631
Reclassification adjustment for (gains) losses included in net income	(224,363)	-	79,424	(144,939)
Reclassification adjustment for OTTI losses excluded from net income (1)	4,995	-	(1,768)	3,227
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs, deferred sales inducements and valuation of business acquired	-	(259,520)	91,864	(167,656)
Impact of net unrealized investment (gains) losses on future policy benefits	-	-	-	-

Balance, December 31, 2009	$451,879	$(242,840)	$(74,007)	$135,032
Net investment gains (losses) on investments arising during the period	87,097	-	(30,485)	56,612
Reclassification adjustment for (gains) losses included in net income	(34,323)	-	12,013	(22,310)
Reclassification adjustment for OTTI losses excluded from net income (1)	11	-	(4)	7
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs, deferred sales inducements and valuation of business acquired	-	21,942	(7,680)	14,262
Impact of net unrealized investment (gains) losses on future policy benefits	-	-	-	-

Balance, December 31, 2010	$504,664	$(220,898)	$(100,163)	$183,603

(1)	Represents “transfers out” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.
(2)	Includes cash flow hedges. See Note 11 for additional information on cash flow hedges.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

3.	INVESTMENTS (continued)

The table below presents net unrealized gains (losses) on investments by asset class at December 31:

	2010	2009	2008
	(in thousands)
Fixed maturity securities on which an OTTI loss has been recognized	$(6,560)	$(8,543)	$-
Fixed maturity securities, available for sale – all other	498,517	445,470	(24,088)
Equity securities, available for sale	3,103	1,527	(1,905)
Affiliated Notes	5,511	5,522	-
Derivatives designated as Cash Flow Hedges (1)	(2,462)	(640)	-
Other Long Term Investment	(5)	-	-

Unrealized gains (losses) on investments and Derivatives	$498,104	$443,336	$(25,993)

    (1) See Note 11 for more information on cash flow hedges.

Duration of Gross Unrealized Loss Positions for Fixed Maturities and Equity Securities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturities and equity securities have been in a continuous unrealized loss position, as of December 31, 2010 and 2009:

	2010
	Less than twelve months (1)		Twelve months or more (1)		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Fixed maturities
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$-	$-	$-	$-	$-	$-
Corporate securities	50,071	366	62	-	50,133	366
Commercial mortgage-backed securities	4,992	-	-	-	4,992	-
Asset-backed securities	25,905	199	42,402	7,591	68,307	7,790
Residential mortgage-backed securities	-	-	-	-	-	-

Total	$80,968	$565	$42,464	$7,591	$123,432	$8,156

Equity securities, available for sale	$-	$-	$746	$47	$746	$47

	2009
	Less than twelve months (1)		Twelve months or more (1)		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Fixed maturities
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$240,337	$9,911	$1,648	$53	$241,985	$9,964
Corporate securities	101,915	1,727	114,094	5,061	216,009	6,788
Commercial mortgage-backed securities	5,104	25	128,593	7,904	133,697	7,929
Asset-backed securities	9,886	4,979	37,384	5,423	47,270	10,402
Residential mortgage-backed securities	646	77	-	-	646	77

Total	$357,888	$16,719	$281,719	$18,441	$639,607	$35,160

Equity securities, available for sale	$5,090	$375	$698	$95	$5,788	$470

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

3.	INVESTMENTS (continued)

The gross unrealized losses, related to fixed maturities at December 31, 2010 and December 31, 2009 are composed of $6.1 million and $30.6 million related to high or highest quality securities based on NAIC or equivalent rating and $2.0 million and $4.5 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. At December 31, 2010, $4.7 million of the gross unrealized losses represented declines in value of greater than 20%, $916 thousand of which had been in that position for less than six months as compared to $7.3 million at December 31, 2009 that represented declines in value of greater than 20%, none of which had been in that position for less than six months. At December 31, 2010, the $7.6 million of gross unrealized losses of twelve months or more were concentrated in asset backed securities. At December 31, 2009, the $18.4 million of gross unrealized losses of twelve months or more were concentrated in asset backed securities, and in the manufacturing services and finance sectors of the Company’s corporate securities. In accordance with its policy described in Note 2, the Company concluded that an adjustment to earnings for other-than-temporary impairments for these securities was not warranted at December 31, 2010 or December 31, 2009. These conclusions are based on a detailed analysis of the underlying credit and cash flows on each security. The gross unrealized losses are primarily attributable to credit spread widening and increased liquidity discounts. At December 31, 2010 the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before the anticipated recovery of its remaining amortized cost basis.

At December 31, 2010 and December 31, 2009, there were no gross unrealized losses, related to equity securities that represented declines of greater than 20%. Perpetual preferred securities have characteristics of both debt and equity securities. Since an impairment model similar to fixed maturity securities is applied to these securities, an other-than-temporary impairment has not been recognized on certain perpetual preferred securities that have been in a continuous unrealized loss position for twelve months or more as of December 31, 2010 and December 31, 2009. In accordance with its policy described in Note 2, the Company concluded that an adjustment for other-than-temporary impairments for these equity securities was not warranted at December 31, 2010 or December 31, 2009.

Securities Pledged and Special Deposits

The Company pledges as collateral investment securities it owns to unaffiliated parties through certain transactions, including securities lending, securities sold under agreements to repurchase and future contracts. At December 31, the carrying value of investments pledged to third parties as reported in the Statements of Financial Position included the following:

	2010	2009
	( in thousands)
Fixed maturity securities, available for sale – all other	$84,248	$249,360
Other trading account assets	-	3,971

Total securities pledged	$84,248	$253,331

The carrying amount of the associated liabilities supported by the pledged collateral was $87.2 million and $264.2 million at December 31, 2010 and December 31, 2009, respectively, which was “Cash collateral for loaned securities”.

Fixed maturities of $5.0 million and $4.9 million at December 31, 2010 and 2009, respectively, were on deposit with governmental authorities or trustees as required by certain insurance laws.

4.	DEFERRED POLICY ACQUISITION COSTS

The balances of and changes in DAC as of and for the years ended December 31, 2010, 2009 and 2008, are as follows (in thousands):

	2010	2009	2008
Balance, beginning of year	$1,411,571	$1,247,131	$1,042,823
Capitalization of commissions, sales and issue expenses	311,201	654,851	417,465
Amortization – Impact of assumption and experience unlocking and true-ups	64,645	32,681	(143,368)
Amortization – All Other	(267,212)	(352,487)	(85,468)
Changes in unrealized investment gains and losses	19,823	(170,605)	15,679
Balance, end of year	$1,540,028	$1,411,571	$1,247,131

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

5.	VALUATION OF BUSINESS ACQUIRED

Details of VOBA and related interest and gross amortization for the years ended December 31, 2010, 2009, and 2008 is as follows (in thousands):

	2010	2009	2008

Balance, beginning of year	$52,596	$78,382	$118,566
Amortization – Impact of assumption and experience unlocking and true-ups (1)	(1,494)	(2,020)	(16,938)
Amortization – All other (1)	(10,295)	(14,017)	(32,017)
Interest(2)	2,965	3,735	5,830
Change in unrealized gains/losses	(11,275)	(13,083)	2,941
Impact of adoption of SOP 05-01	-	(401)	-

Balance, end of year	$32,497	$52,596	$78,382

(1)	The weighted average remaining expected life of VOBA was approximately 4.29 years from the date of acquisition.
(2)	The interest accrual rate for the VOBA related to the businesses acquired was 4.97%, 5.24% and 5.72% for years ended December 31, 2010, 2009, and 2008.

The following table provides estimated future amortization, net of interest, for the periods indicated (in thousands):

2011	$7,844
2012	5,663
2013	3,889
2014	2,939
2015	2,306
2016 and thereafter	9,856

Total	$32,497

6.	CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS

The Company has issued traditional variable annuity contracts through its separate accounts for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contractholder. The Company has also issued variable annuity contracts with general and separate account options where the Company contractually guarantees to the contractholder a return of no less than (1) total deposits made to the contract less any partial withdrawals (“return of net deposits”), (2) total deposits made to the contract less any partial withdrawals plus a minimum return (“minimum return”), or (3) the highest contract value on a specified date minus any withdrawals (“contract value”). These guarantees include benefits that are payable in the event of death, annuitization or at specified dates during the accumulation period and withdrawal and income benefits payable during specified periods. The Company has also issued annuity contracts with market value adjusted investment options (“MVAs”), which provide for a return of principal plus a fixed-rate of return if held to maturity, or, alternatively, a “market adjusted value” if surrendered prior to maturity or if funds are allocated to other investment options. The market value adjustment may result in a gain or loss to the Company, depending on crediting rates or an indexed rate at surrender, as applicable.

The assets supporting the variable portion of both traditional variable annuities and certain variable contracts with guarantees are carried at fair value and reported as “Separate account assets” with an equivalent amount reported as “Separate account liabilities.” Amounts assessed against the contractholders for mortality, administration, and other services are included within revenue in “Policy charges and fee income” and changes in liabilities for minimum guarantees are generally included in “Policyholders’ benefits”. In 2010, 2009 and 2008, there were no gains or losses on transfers of assets from the general account to a separate account.

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

The Company’s contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed may not be mutually exclusive. The liabilities related to the net amount at risk are reflected within “Future policy benefits.” As of December 31, 2010 and 2009, the Company had the following guarantees associated with its contracts, by product and guarantee type:

	December 31, 2010		December 31, 2009

	In the Event of Death	At Annuitization/ Accumulation (1)	In the Event of Death	At Annuitization/ Accumulation (1)
Variable Annuity Contracts	(in thousands)

Return of Net Deposits

Account value	$43,815,528	N/A	$39,399,293	N/A

Net amount at risk	$976,802	N/A	$2,306,298	N/A

Average attained age of contractholders	62 years	N/A	61 years	N/A

Minimum return or contract value

Account value	$9,218,554	$42,097,269	$8,443,796	$36,337,463

Net amount at risk	$1,238,415	$1,568,201	$1,588,270	$2,028,026

Average attained age of contractholders	63 years	61 years	63 years	61 years

Average period remaining until expected annuitization	N/A	2 years	N/A	3 years

(1) Includes income and withdrawal benefits described herein

	December 31, 2010		December 31, 2009
	Unadjusted Value	Adjusted Value	Unadjusted Value	Adjusted Value
Market value adjusted annuities
Account value	$3,111,568	$3,314,734	$4,231,507	$4,467,477

Account balances of variable annuity contracts with guarantees were invested in separate account investment options as follows:

	December 31, 2010	December 31, 2009
	(in thousands)	(in thousands)

Equity funds	$27,923,398	$24,269,051
Bond funds	15,396,934	10,245,173
Money market funds	4,682,136	6,669,055

Total	$48,002,468	$41,183,279

In addition to the above mentioned amounts invested in separate account investment options, $5.0 billion and $6.7 million of account balances of variable annuity contracts with guarantees, inclusive of contracts with MVA features, were invested in general account investment options as of December 31, 2010 and 2009, respectively.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

6.	CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS (continued)

Liabilities for Guarantee Benefits

The table below summarizes the changes in general account liabilities for guarantees on variable contracts. The liabilities for guaranteed minimum death benefits (“GMDB”) and guaranteed minimum income benefits (“GMIB”) are included in “Future policy benefits” and the related changes in the liabilities are included in “Policyholders’ benefits.” Guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”), and guaranteed minimum income and withdrawal benefits (“GMIWB”) features are considered to be bifurcated embedded derivatives and are recorded at fair value. Changes in the fair value of these derivatives, including changes in the Company’s own risk of non-performance, along with any fees attributed or payments made relating to the derivative are recorded in “Realized investment gains (losses), net.” See Note 10 for additional information regarding the methodology used in determining the fair value of these embedded derivatives. The liabilities for GMAB, GMWB, and GMIWB are included in “Future policy benefits.” As discussed below, the Company maintains a portfolio of derivative investments that serve as a partial hedge of the risks associated with these products, for which the changes in fair value are also recorded in “Realized investment gains (losses), net.” This portfolio of derivatives investments does not qualify for hedge accounting treatment under U.S. GAAP.

	GMDB	GMAB/ GMWB/ GMIWB	GMIB	Totals
	Variable Annuity

	(in thousands)

Balance as of January 1, 2008	$42,848	$103,909	$2,323	$149,080
Incurred guarantee benefits - Impact of assumption and experience unlocking and true-ups (1)	240,093	-	8,368	248,461
Incurred guarantee benefits (1)	52,319	2,007,332	935	2,060,586
Paid guarantee benefits	(55,310)	-	-	(55,310)

Balance as of December 31, 2008	279,950	2,111,241	11,626	2,402,817

Incurred guarantee benefits - Impact of assumption and experience unlocking and true-ups (1)	(87,363)	-	(7,146)	(94,509)
Incurred guarantee benefits (1)	74,684	(2,100,367)	2,603	(2,023,080)
Paid guarantee benefits	(86,076)	-	-	(86,076)

Balance as of December 31, 2009	181,195	10,874	7,083	199,152

Incurred guarantee benefits - Impact of assumption and experience unlocking and true-ups (1)	(56,363)	-	1,238	(55,125)
Incurred guarantee benefits (1)	52,890	153,408	5,056	211,354
Paid guarantee benefits	(47,232)	-	-	(47,232)

Balance as of December 31, 2010	$130,490	$164,282	$13,377	$308,149

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

The GMAB features provide the contractholder with a guaranteed return of initial account value or an enhanced value if applicable. The most significant of the Company’s GMAB features are the guaranteed return option (“GRO”) features, which includes an asset transfer feature that reduces the Company’s exposure to these guarantees. The GMAB liability is calculated as the present value of future expected payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature.

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

The GMIWB features, taken collectively, provide a contractholder two optional methods to receive guaranteed minimum payments over time, a “withdrawal” option or an “income” option. The withdrawal option (which is available under only one of the Company’s GMIWBs) guarantees that a contract holder can withdraw an amount each year until the cumulative withdrawals reach a total guaranteed balance. The income option (which varies among the Company’s GMIWBs) in general guarantees the contract holder the ability to withdraw an amount each year for life (or for joint lives, in the case of any spousal version of the benefit) where such amount is equal to a percentage of a protected value under the benefit. The contractholder also has the potential to increase this annual amount, based on certain subsequent increases in account value that may occur. Certain GMIWB features include an asset transfer feature that reduces the Company’s exposure to these guarantees. The GMIWB liability is calculated as the present value of future expected payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature.

As part of its risk management strategy, the Company limits its exposure to these risks through a combination of product design elements, such as an asset transfer feature, and affiliated reinsurance agreements. The asset transfer feature included in the design of certain optional living benefits, transfers assets between the variable investments selected by the annuity contractholder and, depending on the benefit feature, a fixed rate account in the general account or a bond portfolio within the separate account. The transfers are based on the static mathematical formula, used with the particular optional benefit, which considers a number of factors, including the impact of investment performance of the contractholder total account value. In general, negative investment performance may result in transfers to a fixed-rate account in the general account or a bond portfolio within the separate account , and positive investment performance may result in transfers back to contractholder-selected investments. Other product design elements utilized for certain products to manage these risks include asset allocation restrictions and minimum purchase age requirements. For risk management purposes the Company segregates the variable annuity living benefit features into those that include the asset transfer feature including certain GMIWB riders and certain GMAB riders that feature the GRO policyholder benefits; and those that do not include the asset transfer feature, including certain legacy GMIWB, GMWB, GMAB and GMIB riders. Living benefit riders that include the asset transfer feature also include GMDB riders, and as such the GMDB risk in these riders also benefits from the asset transfer feature.

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

Sales Inducements
(in thousands)
Beginning Balance as of January 1, 2008	$ 558,821
Capitalizationt	260,268
Amortization - Impact of assumption and experience unlocking and true-ups	(42,133)
Amortization - All other	(50,642)

Balance as of December 31, 2008	726,314

Capitalization	293,388
Amortization - Impact of assumption and experience unlocking and true-ups	6,938
Amortization - All other	(153,163)
Change in unrealized gains/losses	(71,601)

Balance as of December 31, 2009	801,876

Capitalization	182,823
Amortization - Impact of assumption and experience unlocking and true-ups	32,445
Amortization - All other	(232,542)
Change in unrealized gains/losses	11,905

Balance as of December 31, 2010	$ 796,507

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

The effect of reinsurance for the years ended December 31, 2010, 2009, and 2008, was as follows (in thousands):

	Gross	Unaffiliated Ceded	Affiliated Ceded	Net
2010

Policy charges and fee income	$719,263	$21,927	$-	$741,190
Realized investment (losses) gains, net	$216,875	$-	$(80,836)	$136,039
Policyholders’ benefits	$41,908	$(997)	$-	$40,911
General, administrative and other expenses	$418,130	$(1,232)	$(3,432)	$413,466

2009

Policy charges and fee income	$406,043	$(13,290)	$-	$392,753
Realized investment (losses) gains, net	$2,232,850	$-	$(2,195,883)	$36,967
Policyholders’ benefits	$4,414	$-	$-	$4,414
General, administrative and other expenses	$374,509	$(2,337)	$(2,010)	$370,162

2008

Policy charges and fee income	$660,517	$(28,077)	$-	$632,440
Realized investment (losses) gains, net	$(1,861,957)	$-	$1,908,010	$46,053
Policyholders’ benefits	$329,724	$(429)	$-	$329,295
General, administrative and other expenses	$632,361	$(4,231)	$(1,817)	$626,313

The Company’s Statements of Financial Position also included reinsurance recoverables from Pruco Reinsurance, LTD (“Pruco Re”) and Prudential Insurance Company of America (“Prudential Insurance”) of $187.1 million at December 31, 2010 and $40.7 billion at December 31, 2009.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

8.    INCOME TAXES

The components of income tax expense (benefit) for the years ended December 31, were as follows:

	2010	2009	2008
	(in thousands)
Current tax expense:
U.S.	$(27,926)	$(239,798)	$-
State and local	(693)	2	-

Total	$(28,619)	$(239,796)	$-

Deferred tax expense:
U.S.	$152,557	$185,760	$(38,770)
State and local	(237)	2,595	(454)

Total	$152,320	$188,355	$(39,224)

Total income tax expense (benefit) on income from operations	$123,701	$(51,441)	$(39,224)
Income Tax reported in stockholders’ equity related to:
Other comprehensive income (loss)	26,328	75,773	(4,649)
Cumulative effect of changes in accounting policy	-	4,772	-
Stock based compensation programs	-	-	(21)

Total income tax expense (benefit)	$150,029	$29,104	$(43,894)

The Company’s income (loss) from continuing operations before income taxes includes income (loss) from domestic operations of $545.3 million, $32.1 million and ($19.3) million, and no income from foreign operations for the years ended December 31, 2010, 2009 and 2008, respectively.

The Company’s actual income tax expense on continuing operations for the years ended December 31, differs from the expected amount computed by applying the statutory federal income tax rate of 35% to income from continuing operations before income taxes and equity in earnings of operating joint ventures for the following reasons:

	2010	2009	2008
	(in thousands)

Expected federal income tax expense (benefit)	$190,848	$11,241	$(6,743)
Non taxable investment income	(55,665)	(56,870)	(24,418)
Tax credits	(11,136)	(6,150)	(8,407)
State income taxes, net of federal benefit	(604)	1,688	(294)
Other	258	(1,350)	638

Total income tax expense (benefit)	$123,701	$(51,441)	$(39,224)

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

8.    INCOME TAXES (continued)

Deferred tax assets and liabilities at December 31, resulted from the items listed in the following table:

	2010	2009
	(in thousands)
Deferred tax assets
Insurance reserves	$301,829	$415,115
Investments	108,698	139,761
Compensation reserves	4,401	4,714

Deferred tax assets	$414,928	$559,590

Deferred tax liabilities
VOBA and deferred acquisition cost	$417,800	$365,998
Net unrealized gains	175,199	155,392
Other	12,251	49,873

Deferred tax liabilities	$605,250	$571,263

Net deferred tax asset (liability)	$(190,322)	$(11,673)

The application of U.S. GAAP requires the Company to evaluate the recoverability of deferred tax assets and establish a valuation allowance if necessary to reduce the deferred tax asset to an amount that is more likely than not expected to be realized. Considerable judgment is required in determining whether a valuation allowance is necessary, and if so, the amount of such valuation allowance. In evaluating the need for a valuation allowance the Company considers many factors, including: (1) the nature of the deferred tax assets and liabilities; (2) whether they are ordinary or capital; (3) in which tax jurisdictions they were generated and the timing of their reversal; (4) taxable income in prior carryback years as well as projected taxable earnings exclusive of reversing temporary differences and carryforwards; (5) the length of time that carryovers can be utilized in the various taxing jurisdictions; (6) any unique tax rules that would impact the utilization of the deferred tax assets; and (7) any tax planning strategies that the Company would employ to avoid a tax benefit from expiring unused. Although realization is not assured, management believes it is more likely than not that the deferred tax assets, net of valuation allowances, will be realized. The company had no valuation allowance as of December 31, 2010, and 2009.

Management believes that based on its historical pattern of taxable income, the Company will produce sufficient income in the future to realize its deferred tax assets. Adjustments to the valuation allowance will be made if there is a change in management’s assessment of the amount of deferred tax asset that is realizable.

The Company had no unrecognized tax benefits as of December 31, 2010 and 2009.

The Company classifies all interest and penalties related to tax uncertainties as income tax expense. In 2010 and 2009, the Company recognized nothing in the statement of operations and recognized no liabilities in the statement of financial position for tax-related interest and penalties.

The dividends received deduction (“DRD”) reduces the amount of dividend income subject to U.S. tax and is the primary component of the non-taxable investment income shown in the table above, and, as such, is a significant component of the difference between the Company’s effective tax rate and the federal statutory tax rate of 35%. The DRD for the current period was estimated using information from 2009, current year results, and was adjusted to take into account the current year’s equity market performance. The actual current year DRD can vary from the estimate based on factors such as, but not limited to, changes in the amount of dividends received that are eligible for the DRD, changes in the amount of distributions received from mutual fund investments, changes in the account balances of variable life and annuity contracts, and the Company’s taxable income before the DRD.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

8.    INCOME TAXES (continued)

In August 2007, the IRS released Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the DRD related to variable life insurance and annuity contracts. In September 2007, the IRS released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54 and informed taxpayers that the U.S. Treasury Department and the IRS intend to address through new regulations the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts. On February 14, 2011, the Obama Administration released the “General Explanations of the Administration’s Revenue Proposals.” Although the Administration has not released proposed statutory language, one proposal would change the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through regulation or legislation, could increase actual tax expense and reduce the Company’s net income. These activities had no impact on the Company’s 2008, 2009 or 2010 results.

The Company is not currently under audit by the IRS or any state or local jurisdiction for the years prior to 2009.

In 2009, the Company joined in filing the consolidated federal tax return with its parent, Prudential Financial. For tax years 2009 through 2010, the Company is participating in the IRS’s Compliance Assurance Program (“CAP”). Under CAP, the IRS assigns an examination team to review completed transactions contemporaneously during these tax years in order to reach agreement with the Company on how they should be reported in the tax returns. If disagreements arise, accelerated resolutions programs are available to resolve the disagreements in a timely manner before the tax returns are filed. It is management’s expectation this program will shorten the time period between the filing of the Company’s federal income tax returns and the IRS’s completion of its examination of the returns.

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

Statutory net income (loss) of the Company amounted to $348.4 million, $266.6 million, and $(322.6) million, for the years ended December 31, 2010, 2009, and 2008, respectively. Statutory surplus of the Company amounted to $936.0 million and $881.0 million at December 31, 2010 and 2009, respectively.

Without prior approval of its domiciliary commissioner, dividends to shareholders are limited by the laws of the Company’s state of incorporation, Connecticut. The State of Connecticut restricts dividend payments to the greater of 10% of the prior year’s surplus or net gain from operations from the prior year. Net gain from operations is defined as income after taxes but prior to realized capital gains, as reported on the Summary of Operations. Based on 2010 results, there is the potential capacity to pay a dividend of $365.6 million without additional approval.

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

Level 2 – Fair value is based on significant inputs, other than Level 1 inputs, that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability through corroboration with observable market data. Level 2 inputs include quoted market prices in active markets for similar assets and liabilities, quoted market prices in markets that are not active for identical or similar assets or liabilities and other market observable inputs. The Company’s Level 2 assets and liabilities include: fixed maturities (corporate public and private bonds, most government securities, certain asset-backed and mortgage-backed securities, etc.), certain equity securities (mutual funds, which do not actively trade and are priced based on a net asset value), short-term investments and certain cash equivalents (primarily commercial paper), and certain over-the-counter derivatives. Valuations are generally obtained from third party pricing services for identical or comparable assets or liabilities or through the use of valuation methodologies using observable market inputs. Prices from services are validated through comparison to trade data and internal estimates of current fair value, generally developed using market observable inputs and economic indicators.

Level 3 – Fair value is based on at least one or more significant unobservable inputs for the asset or liability. These inputs reflect the Company’s assumptions about the inputs market participants would use in pricing the asset or liability. The Company’s Level 3 assets and liabilities primarily include: certain private fixed maturities and equity securities, certain manually priced public equity securities and fixed maturities, certain highly structured over-the-counter derivative contracts, and embedded derivatives resulting from certain products with guaranteed benefits. Prices are determined using valuation methodologies such as option pricing models, discounted cash flow models and other similar techniques. Non-binding broker quotes, which are utilized when pricing service information is not available, are reviewed for reasonableness based on the Company’s understanding of the market, and are generally considered Level 3. Under certain conditions, based on its observations of transactions in active markets, the Company may conclude the prices received from independent third party pricing services or brokers are not reasonable or reflective of market activity. In those instances, the Company may choose to over-ride the third-party pricing information or quotes received and apply internally developed values to the related assets or liabilities. To the extent the internally developed valuations use significant unobservable inputs, they are classified as Level 3. As of December 31, 2010 and 2009 these over-rides on a net basis were not material.

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

Beginning in the second quarter of 2010, the Company observed an increasingly active market, as evidence of orderly transactions in asset-backed securities collateralized by sub-prime mortgages became more apparent. Additionally, the valuation

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

10.    FAIR VALUE OF ASSETS AND LIABILITIES (continued)

based on the pricing the Company received from independent pricing services was not materially different from its internal estimates of current market value for these securities. As a result, where third party pricing information based on observable inputs was used to fair value the security, and based on the assessment that the market has been becoming increasingly active, the Company reported fair values for these asset-backed securities collateralized by sub-prime mortgages in Level 2 since June 30, 2010. As of December 31, 2010, the fair value of these securities included in Level 2 was $18.3 million included in Fixed Maturities Available for Sale – Asset-Backed Securities.

Asset and Liabilities by Hierarchy Level -The tables below present the balances of assets and liabilities measured at fair value on a recurring basis, as of the dates indicated.

	As of December 31, 2010

	Level 1	Level 2	Level 3	Total

	(in thousands)
Fixed maturities, available for sale:
U.S. government securities	$-	$193,305	$-	$193,305
State and municipal securities	-	77,516	-	77,516
Foreign government securities	-	136,513	-	136,513
Corporate Securities	-	3,876,695	74,255	3,950,950
Asset-backed securities	-	160,113	53,857	213,970
Commercial mortgage-backed securities	-	490,569	-	490,569
Residential mortgage-backed securities	-	393,398	-	393,398

Sub-total	$-	$5,328,109	$128,112	$5,456,221

Trading account assets:
Asset backed securities	-	70,831	-	70,831
Equity Securities	8,774	-	-	8,774

Sub-total	$8,774	$70,831	$-	$79,605

Equity securities, available for sale	16,611	976	-	17,587
Short term investments	228,383	-	-	228,383
Cash equivalents	-	-	-	-
Other long-term investments	-	51,000	-	51,000
Reinsurance Recoverable	-	-	186,735	186,735
Other Assets	-	29,201	-	29,201

Sub-total excluding separate account assets	$253,768	$5,480,117	$314,847	$6,048,732

Separate account assets (1)	1,488,369	46,786,974	-	48,275,343

Total assets	$1,742,137	$52,267,091	$314,847	$54,324,075

Future policy benefits	-	-	164,283	164,283

Total liabilities	$-	$-	$164,283	$164,283

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

10.    FAIR VALUE OF ASSETS AND LIABILITIES (continued)

	As of December 31, 2009(2)

	Level 1	Level 2	Level 3	Total
	(in thousands)
Fixed maturities, available for sale:
U.S. government securities	$-	$262,479	$-	$262,479
State and municipal securities	-	74,116	-	74,116
Foreign government securities	-	133,781	1,219	135,000
Corporate Securities	-	4,791,668	63,634	4,855,302
Asset-backed securities	-	170,045	43,794	213,839

Commercial mortgage-backed securities	-	548,582	-	548,582
Residential mortgage-backed securities	-	404,569	-	404,569

Sub-total	$-	$6,385,240	$108,647	$6,493,887
Trading account assets:
Asset backed securities	-	70,198	-	70,199
Equity Securities	9,694	-	-	9,693

Sub-total	$9,694	$70,198	$-	$79,892

Equity securities, available for sale	17,230	1,382	-	18,612
Short term investments	393,163	312,683	-	705,846
Cash equivalents	17	68,581	-	68,598
Reinsurance recoverable	-	-	40,351	40,351
Other Assets	-	33,133	-	33,133

Sub-total excluding separate account assets	$420,104	$6,871,217	$148,998	$7,440,319

Separate account assets (1)	1,008,077	40,440,635	-	41,448,712

Total assets	$1,428,181	$47,311,852	$148,998	$48,889,031

Future policy benefits	-	-	10,874	10,874
Other liabilities	-	8,384	53	8,437

Total liabilities	$-	$8,384	$10,927	$19,311

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

If the Company ultimately concludes that pricing information received from the independent pricing service is not reflective of market activity, non-binding broker quotes are used, if available. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may over-ride the information from the pricing service or broker with an internally developed valuation. As of December 31, 2010 and 2009 over-rides on a net basis were not material. Internally developed valuations or non-binding broker quotes are also used to determine fair value in circumstances where vendor pricing is not available. These estimates may use significant unobservable inputs, which reflect our own assumptions about the inputs market participants would use in pricing the asset. Circumstances where observable market data are not available may include events such as market illiquidity and credit events related to the security. Pricing service

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

10.     FAIR VALUE OF ASSETS AND LIABILITIES (continued)

over-rides, internally developed valuations and non-binding broker quotes are generally included in Level 3 in our fair value hierarchy.

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

Trading Account Assets - Trading account assets consist primarily of asset-backed and equity securities whose fair values are determined consistent with similar instruments described under “Fixed Maturity Securities” and under “Equity Securities.”

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

The majority of the Company’s derivative positions are traded in the over the counter (OTC) derivative market and are classified within Level 2 in the fair value hierarchy. OTC derivatives classified within Level 2 are valued using models generally accepted in the financial services industry that use actively quoted or observable market input values from external market data providers, third-party pricing vendors and/or recent trading activity. The fair values of most OTC derivatives, including interest rate and cross currency swaps and single name credit default swaps are determined using discounted cash flow models. These models’ key assumptions include the contractual terms of the respective contract, along with significant observable inputs, including interest rates, currency rates, credit spreads, equity prices, index dividend yields non-performance risk and volatility, and are classified as Level 2.

To reflect the market’s perception of its own and the counterparty’s non-performance risk, the Company incorporates an additional spread over London Interbank Offered Rate (“LIBOR”) into the discount rate used in determining the fair value of OTC derivative assets and liabilities which are uncollateralized. Most OTC derivative contract inputs have bid and ask prices that are actively quoted or can be readily obtained from external market data providers. The Company’s policy is to use mid-market pricing in determining its best estimate of fair value and classify these derivative contracts as Level 2.

Derivatives classified as Level 3 include first-to-default credit basket swaps and other structured products. These derivatives are valued based upon models with some significant unobservable market inputs or inputs from less actively traded markets. The fair values of first-to-default credit basket swaps are derived from relevant observable inputs such as: individual credit default spreads, interest rates, recovery rates and unobservable model-specific input values such as correlation between different credits within the same basket. Other structured options and derivatives are valued using simulation models such as the Monte Carlo technique. Level 3 methodologies are validated through periodic comparison of the Company’s fair values to broker-dealer values. As of

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

10.    FAIR VALUE OF ASSETS AND LIABILITIES (continued)

December 31, 2010, all derivatives were classified within Level 2. See Note 11 for more details on the fair value of derivative instruments by primary underlying.

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

Future Policy Benefits - Future policy benefits includes embedded derivatives related to guarantees on variable annuity contracts, including GMAB, GMWB and GMIWB. The fair values of the GMAB, GMWB and GMIWB liabilities are calculated as the present value of future expected benefit payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature. This methodology could result in either a liability or contra-liability balance, given change capital market conditions and various policyholder behavior assumptions. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The determination of these risk premiums requires the use of management judgment.

The Company is also required to incorporate the market perceived risk of its own non-performance in the valuation of the embedded derivatives associated with the optional living benefit features. Since insurance liabilities are senior to debt, the Company believes that reflecting the financial strength ratings of the Company in the valuation of the liability appropriately takes into consideration the Company’s own risk of non-performance. To reflect the market’s perception of its non-performance risk, the Company incorporates an additional spread over LIBOR into the discount rate used in the valuations of the embedded derivatives associated with its optional living benefit features. The additional spread over LIBOR is determined taking into consideration publicly available information relating to the financial strength of the Company, as indicated by the credit spreads associated with funding agreements issued by an affiliated company. The Company adjusts these credit spreads to remove any liquidity risk premium. The additional spread over LIBOR incorporated into the discount rate as of December 31, 2010 generally ranged from 50 to 150 basis points for the portion of the interest rate curve most relevant to these liabilities. This additional spread is applied at an individual contract level and only to those embedded derivatives in a liability position and not to those in a contra-liability position.

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

Transfers between Levels 1 and 2 - During the year ended December 31, 2010, there were no material transfers between Level 1 and Level 2.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

10.    FAIR VALUE OF ASSETS AND LIABILITIES (continued)

Changes in Level 3 assets and liabilities - The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the twelve months ended December 31, 2010, as well as the portion of gains or losses included in income for the twelve months ended December 31, 2010 attributable to unrealized gains or losses related to those assets and liabilities still held at December 31, 2010.

	Year Ended December 31, 2010
	Fixed Maturities, Available For Sale – Corporate Securities	Fixed Maturities, Available For Sale – Foreign Government Bonds	Fixed Maturities, Available For Sale – Asset-Backed Securities	Reinsurance Recoverable

	(in thousands)
Fair value, beginning of period	$63,634	$1,219	$43,794	$40,351
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	1,083	-	(1,247)	(43,339)
Included in other comprehensive income (loss)	3,072	(12)	(963)	-
Net investment income	4,195	(1)	17	-
Purchases, sales, issuances, and settlements	(10,830)	-	29,676	189,723
Transfers into Level 3 (1)	13,101	-	-	-
Transfers out of Level 3 (1)	-	(1,206)	(17,420)	-

Fair value, end of period	$74,255	$-	$53,857	$186,735

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$-	$-	$(654)	$(40,069)
Asset administration fees and other income	$-	$-	$-	$-
Included in other comprehensive income (loss)	$3,773	$(13)	$(963)	$-

	Year Ended December 31, 2010
	Future Policy Benefits	Other Liabilities
	(in thousands)
Fair value, beginning of period	$(10,874)	$(53)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	45,258	53
Purchases, sales, issuances, and settlements	(198,667)	-
Transfers into Level 3 (1)	-	-
Transfers out of Level 3 (1)	-	-

Fair value, end of period	$(164,283)	$-

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$42,759	$-
Interest credited to policyholders’ account balances	$-	$-
Included in other comprehensive income (loss)	$-	$-

(1) Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.

(2) Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

(3) Derivative instruments classified as Other Long-term Investments at December 31, 2008 were reclassified Other Liabilities at December 31, 2009 as they were in a net liability position.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

10.    FAIR VALUE OF ASSETS AND LIABILITIES (continued)

Transfers – Transfers out of Level 3 for Fixed Maturities Available for Sale – Asset-Backed Securities includes $17.4 million for the year ended December 31, 2010 resulting from the Company’s conclusion that the market for asset-backed securities collateralized by sub-prime mortgages has been becoming increasingly active, as evidenced by orderly transactions. The pricing received from independent pricing services could be validated by the Company, as discussed in detail above. Other transfers out of Level 3 were typically due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company was able to validate. Transfers into Level 3 were primarily the result of unobservable inputs utilized within valuation methodologies and the use of broker quotes (that could not be validated) when previously, information from third party pricing services (that could be validated) was utilized.

The following table provides a summary of the changes in fair value of Level 3 assets and liabilities for the year ended December 31, 2009, as well as the portion of gains or losses included in income for the year ended December 31, 2009 attributable to unrealized gains or losses related to those assets and liabilities still held at December 31, 2009.

	Year Ended December 31, 2009

	Fixed Maturities, Available For Sale – Foreign Government Bonds	Fixed Maturities, Available For Sale – Corporate Securities	Fixed Maturities, Available For Sale – Asset-Backed Securities	Reinsurance Recoverable	Other Liabilities (3)

	(in thousands)
Fair value, beginning of period	$977	$68,559	$21,188	$2,110,146	$(1,496)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	-	(449)	(5,173)	(2,162,496)	1,443
Included in other comprehensive income (loss)	243	(8,063)	17,767	-	-
Net investment income	(1)	3,637	156	-	-
Purchases, sales, issuances, and settlements	-	(963)	(1,411)	92,701	-
Transfers into (out of) Level 3 (1)	-	913	11,267	-	-

Fair value, end of period	$1,219	$63,634	$43,794	$40,351	$(53)

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$-	$(433)	$(4,894)	$(2,092,458)	$1,444
Asset management fees and other income	$-	$-	$-	$-	$-
Included in other comprehensive income (loss)	$243	$(8,025)	$17,767	$-	$-

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

10.     FAIR VALUE OF ASSETS AND LIABILITIES (continued)

Year Ended December 31, 2009
Future Policy Benefits
(in thousands)
Fair value, beginning of period	$(2,111,241)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	2,195,856
Interest Credited to Policyholder Account Balances (SA Only)	-
Purchases, sales, issuances, and settlements	(95,489)
Transfers into (out of) Level 3 (1)	-

Fair value, end of period	$(10,874)

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$2,125,409
Interest credited to policyholder account	$-
Included in other comprehensive income (loss)	$-

(1) Transfers into or out of level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.

(2) Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

(3) Derivative instruments classified as Other Long-term Investments at December 31, 2008 were reclassified Other Liabilities at December 31, 2009 as they were in a net liability position.

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

	Year Ended December 31, 2008
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

The following table discloses the Company’s financial instruments where the carrying amounts and fair values may differ:

	December 31, 2010		December 31, 2009

	Carrying value	Fair value	Carrying value	Fair value
	(in thousands)
Assets:
Commercial Mortgage and other Loans	$431,432	$465,099	$373,080	$381,557
Policy loans	$13,905	$18,374	$13,067	$14,796
Liabilities:
Investment Contracts - Policyholders’ Account Balances	$58,549	$58,679	$53,599	$52,960

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

11.     DERIVATIVE INSTRUMENTS

Types of Derivative Instruments and Derivative Strategies

Interest rate swaps are used by the Company to manage interest rate exposures arising from mismatches between assets and liabilities (including duration mismatches) and to hedge against changes in the value of assets it anticipates acquiring and other anticipated transactions and commitments. Swaps may be attributed to specific assets or liabilities or may be used on a portfolio basis. Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating rate interest amounts calculated by reference to an agreed upon notional principal amount. Generally, no cash is exchanged at the outset of the contract and no principal payments are made by either party. These transactions are entered into pursuant to a master agreement that provides for a single net payment to be made by one counterparty at each due date.

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

Currency swaps are used by the Company to reduce risks from changes in currency exchange rates with respect to investments denominated in foreign currencies that the Company either holds or intends to acquire or sell. Under currency swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between one currency and another at an exchange rate and calculated by reference to an agreed principal amount. Generally, the principal amount of each currency is exchanged at the beginning and termination of the currency swap by each party. These transactions are entered into pursuant to a master agreement that provides for a single net payment to be made by one counterparty for payments made in the same currency at each due date.

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

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

11.     DERIVATIVE INSTRUMENTS (continued)

The Company has sold variable annuity products, which may include guaranteed benefit features that are accounted for as embedded derivatives. The Company has entered into reinsurance agreements to transfer the risk related to the embedded derivatives to affiliates. These embedded derivatives are marked to market through “Realized investment gains (losses), net” based on the change in value of the underlying contractual guarantees, which are determined using valuation models. The affiliates maintain a portfolio of derivative instruments that is intended to hedge many of the risks related to the above products’ features. The derivatives may include, but are not limited to equity options, total return swaps, interest rate swap options, caps, floors, and other instruments. Also, some variable annuity products’ optional living benefits feature an asset transfer feature to minimize risks inherent in the Company’s guarantees which reduces the need for hedges.

As mentioned above, in addition to our asset transfer feature, we also manage certain risks associated with our variable annuity products through hedging programs and affiliated reinsurance arrangements. Primarily in the reinsurance affiliate, we purchase equity options and futures as well as interest rate derivatives are purchased to hedge certain optional living benefit features accounted for as embedded derivatives against changes in equity markets, interest rates, and market volatility. Historically, the hedging strategy sought to generally match the sensitivities of the embedded derivative liability as defined by GAAP, excluding the impact of the market-perceived risk of non-performance, with capital market derivatives and options. In the third quarter of 2010, the hedging strategy was revised as, in the current low interest rate environment, management of the company and reinsurance affiliates does not believe the GAAP value of the embedded derivative liability to be an appropriate measure for determining the hedge target. The new hedge target continues to be grounded in a GAAP/capital markets valuation framework but incorporates modifications to the risk-free return assumption to account for the fact that the underlying customer separate account funds which support these living benefits are invested in assets that contain risk. Consistent with sound risk management practices, management of the company and reinsurance affiliates evaluates hedge levels versus the target given the overall capital considerations of our ultimate parent Company, Prudential Financial Inc., and prevailing capital market conditions and may decide to temporarily hedge to an amount that differs from the hedge target definition. This new strategy will result in differences each period between the change in the value of the embedded derivative liability as defined by GAAP and the change in the value of the hedge positions, potentially increasing volatility in GAAP earnings in the reinsurance affiliate, and increasing volatility in the amortization of deferred acquisition and other costs of the Company.

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

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

11.     DERIVATIVE INSTRUMENTS (continued)

	December 31, 2010			December 31, 2009
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Assets	Liabilities		Assets	Liabilities
Qualifying Hedge Relationships	(in thousands)
Currency/Interest Rate	$36,072	$152	$(2,606)	$5,058	$-	$(642)

Total Qualifying Hedge Relationships .	$36,072	$152	$(2,606)	$5,058	$-	$(642)

Non-qualifying Hedge Relationships
Interest Rate	$913,700	$56,896	$(6,727)	$978,700	$28,741	$(18,083)
Credit	350,050	2,810	(3,104)	358,350	3,428	(3,995)
Currency/Interest Rate	60,439	1,622	(6,829)	78,553	426	(7,784)
Equity	10,374,514	30,278	(21,492)	335,411	4,273	(14,802)

Total Non-qualifying Hedge Relationships	$11,698,703	$91,606	$(38,152)	$1,751,014	$36,868	$(44,664)

Total Derivatives (1)	$11,734,775	$91,758	$(40,758)	$1,756,072	$36,868	$(45,306)

(1) Excludes embedded derivatives which contain multiple underlyings. The fair value of these embedded derivatives was a liability of $166.8 million as of June 30, 2010 and a liability of $14.0 million as of December 31, 2009, included in “Future policy benefits” and “Fixed maturities available for sale.”

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

The following table provides the financial statement classification and impact of derivatives used in qualifying and non-qualifying hedge relationships, excluding the offset of the hedged item in an effective hedge relationship:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Qualifying Cash Flow Hedges
Currency /Interest Rate
Net Investment Income	$61	$3	$-
Other Income	(26)	(10)	-

Accumulated Other Comprehensive Income (Loss)(1)	(1,822)	(640)	-

	$(1,787)	$(647)	$-

Non- qualifying hedges
Realized investment gains (losses), net
Interest Rate	$53,077	$(108,177)	$92,774
Currency/Interest Rate	1,105	(4,321)	98
Credit	873	10,630	(8,968)
Equity	(10,865)	(78,391)	-
Embedded Derivatives (2)	(34,682)	1,815	(45,842)

Total non-qualifying hedges	9,508	(178,444)	38,062

Total Derivative Impact	$7,721	$(179,091)	$38,062

(1) Amounts deferred in Equity

(2)    Primarily includes the following: 1) mark-to-market on embedded derivatives of $153.4 million; 2) fees ceded of $227.2 million; offset by 3) change in reinsurance recoverable of $146.3 million; and 4) fees attributed to embedded derivative of $198.7 million as of December 31, 2010.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

11.     DERIVATIVE INSTRUMENTS (continued)

For the years ended December 31, 2010, 2009 and 2008 the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations and there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.

Presented below is a roll forward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in thousands)
Balance, December 31, 2009	$(640)
Net deferred losses on cash flow hedges from January 1 to December 31, 2010	(1,260)
Amount reclassified into current period earnings	(562)

Balance, December 31, 2010	$(2,462)

As of December 31, 2010, the Company does not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 7 years. Income amounts deferred in “Accumulated other comprehensive income (loss)” as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” in the Statements of Equity.

Credit Derivatives Written

The following tables set forth the Company’s exposure from credit derivatives where the Company has written credit protection, excluding embedded derivatives contained in externally-managed investments in European markets, by NAIC rating of the underlying credits as of the dates indicated.

		December 31, 2010
		Single Name		First To Default Basket		Total
NAIC Designation (1)	Rating Agency Equivalent	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
		(in thousands)

1	Aaa, Aa, A	$290,000	$2,297	$-	$-	$290,000	$2,297
2	Baa	25,000	374	-	-	25,000	374

	Subtotal Investment Grade	$315,000	$2,671	$-	$-	$315,000	$2,671

3	Ba	$-	$-	$-	$-	$-	$-

	Subtotal Below Investment Grade	$-	$-	$-	$-	$-	$-

Total		$315,000	$2,671	$-	$-	$315,000	$2,671

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

	December 31, 2010		December 31, 2009
Industry	Notional	Fair Value	Notional	Fair Value
	(in thousands)
Corporate Securities:
Manufacturing	$40,000	$249	$40,000	$395
Services	20,000	101	20,000	130
Energy	20,000	220	20,000	290
Transportation	25,000	203	30,000	270
Retail and Wholesale	20,000	189	20,000	248
Other	190,000	1,709	190,000	2,076
First to Default Baskets(1)	-	-	4,500	(53)

Total Credit Derivatives	$315,000	$2,671	$324,500	$3,356

(1)	Credit default baskets may include various industry categories.

The Company writes credit derivatives under which the Company is obligated to pay a related party counterparty the referenced amount of the contract and receive in return the defaulted security or similar security. The Company’s maximum amount at risk under these credit derivatives, assuming the value of the underlying referenced securities become worthless, is $315.0 million notional of credit default swap (“CDS”) selling protection at December 31, 2010. These credit derivatives generally have maturities of five years or less.

The Company holds certain externally-managed investments in the European market which contain embedded derivatives whose fair value are primarily driven by changes in credit spreads. These investments are medium term notes that are collateralized by investment portfolios primarily consisting of investment grade European fixed income securities, including corporate bonds and asset-backed securities, and derivatives, as well as varying degrees of leverage. The notes have a stated coupon and provide a return based on the performance of the underlying portfolios and the level of leverage. The Company invests in these notes to earn a coupon through maturity, consistent with its investment purpose for other debt securities. The notes are accounted for under U.S. GAAP as available for sale fixed maturity securities with bifurcated embedded derivatives (total return swaps). Changes in the value of the fixed maturity securities are reported in Stockholders’ Equity under the heading “Accumulated Other Comprehensive Income” and changes in the market value of the embedded total return swaps are included in current period earnings in “Realized investment gains (losses), net.” The Company’s maximum exposure to loss from these investments was $7.5 million and $7.0 million at December 31, 2010 and December 31, 2009, respectively.

In addition to selling credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of December 31, 2010 the Company had $35.0 million of outstanding notional amounts reported at fair value as an asset of $3.0 million.

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

The Company has credit risk exposure to an affiliate, Prudential Global Funding, LLC related to its over-the-counter derivative transactions. Prudential Global Funding, LLC manages credit risk with external counterparties by entering into derivative transactions with highly rated major international financial institutions and other creditworthy counterparties, and by obtaining collateral where appropriate, see Note 13.

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

The Company is charged for its share of employee benefits expenses. These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Some of these benefits are based on earnings and length of service. Other benefits are based on an account balance, which takes into consideration age, service and earnings during career. The Company’s share of net expense for the pension plans was $4.8 million, $5.6 million and $6.0 million for the twelve months ended December 31, 2010, 2009, and 2008, respectively.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

13.    RELATED PARTY TRANSACTIONS (continued)

Prudential Insurance sponsors voluntary savings plans for the Company’s employees (“401(k) plans”). The 401(k) plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The expense charged to the Company for the matching contribution to the 401(k) plans was $2.4 million, $3.0 and $2.8 million in 2010, 2009, and 2008, respectively.

Affiliated Asset Administration Income

In accordance with an agreement with ASISI, the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust. Income received from ASISI related to this agreement was $238.2 million, $148.3 million, and $159.6 million, for the years ended December 31 2010, 2009, and 2008, respectively. These revenues are recorded as “Asset administration fees and other income” in the Statements of Operations and Comprehensive Income.

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

Allocated lease expense was $4.1 million, $4.3 million, and $5.2 million, for the years ended December 31, 2010, 2009, and 2008, respectively. Allocated sub-lease rental income, recorded as a reduction to lease expense was $3.8 million, $3.9 million, and $4.5 million, for the years ended December 31, 2010, 2009, and 2008, respectively. Assuming that the written service agreement between PALAC and PAIST continues indefinitely, PALAC’s allocated future minimum lease payments and sub-lease receipts per year and in aggregate as of December 31, 2010 are as follows (in thousands):

	Lease	Sub-Lease
2011	$9,259	$3,581
2012	8,637	2,698
2013	8,175	2,305
2014	6,732	1,144
2015	5,277	-
2016 and thereafter	20,668	-

Total	$58,748	$9,728

The Company pays commissions and certain other fees to PAD in consideration for PAD’s marketing and underwriting of the Company’s products. Commissions and fees are paid by PAD to unaffiliated broker-dealers who sell the Company’s products. Commissions and fees paid by the Company to PAD were $408.9 million, $722.6 million, and $464.1 million during the years ended December 31, 2010, 2009, and 2008, respectively.

Reinsurance Agreements

The Company uses reinsurance as part of its risk management and capital management strategies for certain of its optional living benefit features.

Effective August 24, 2009, the Company entered into a coinsurance agreement with Pruco Reinsurance, Ltd (“Pruco Re”) providing for the 100% reinsurance of its Highest Daily Lifetime 6 Plus (“HD6 Plus”) and Spousal Highest Daily Lifetime 6 Plus (“SHD6 Plus”) benefit features sold on certain of its annuities. Fees ceded on this agreement, included in “Realized investments (losses) gains, net” on the financial statements, were $44.7 million and $513 thousand for the years ended December 31, 2010 and 2009, respectively.

Effective June 30, 2009, the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Highest Daily Lifetime 7 Plus (“HD7 Plus”) and Spousal Highest Daily Lifetime 7 Plus (“SHD7 Plus”) benefit features sold on certain of its annuities. Fees ceded on this agreement, included in “Realized investments (losses) gains, net” on the financial statements, were $67.6 million and $20.4 for the years ended December 31, 2010 and 2009, respectively.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

13.    RELATED PARTY TRANSACTIONS (continued)

Effective January 28, 2008, the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Highest Daily Lifetime Seven (“HD7”) and Spousal Highest Daily Lifetime Seven (“SHD7”) benefit features sold on certain of its annuities. Fees ceded on this agreement, included in “Realized investments (losses) gains, net” on the financial statements, were $36.9 million, $32.9 million and $12.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Effective January 28, 2008, the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Guaranteed Return Option Plus (“GRO Plus”) benefit feature sold on certain of its annuities. This agreement was amended effective January 1, 2010 to include a form of the GRO Plus benefit feature (“GRO Plus II”) on business issued after November 16, 2009. Fees ceded on this agreement, included in “Realized investments (losses) gains, net” on the financial statements, were $3.8 million, $5.5 million and $590 thousand for the years ended December 31, 2010, 2009 and 2008, respectively.

Effective January 28, 2008 the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Highest Daily Guaranteed Return Option (“HD GRO”) benefit feature sold on certain of its annuities. This agreement was amended effective January 1, 2010 to include a form of the HD GRO benefit feature (“HD GRO II”) on business issued after November 16, 2009. Fees ceded on this agreement, included in “Realized investments (losses) gains. net” on the financial statements, were $5.4 million, $2.4 million and $702 thousand for the years ended December 31, 2010, 2009 and 2008, respectively.

Since 2006, the Company has in place two coinsurance agreements with Pruco Re providing for the 100% reinsurance of its Highest Daily Lifetime Five (“HDLT5”) benefit feature and its Spousal Lifetime Five (“SLT5”) benefit feature. Fees ceded on the HDLT5 agreement, included in “Realized investments (losses) gains, net” on the financial statements, were $14.4 million, $14.8 million and $16.6 million for the years ended December 31, 2010, 2009 and 2008, respectively. Fees ceded on the SLT5 agreement, included in “Realized Investments (losses) gains, net” on the financial statements, were $10.7 million, $9.8 million and $11.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Since 2005, the Company reinsures 100% of the risk on its Lifetime Five (“LT5”) benefit feature sold on certain of its annuities through an automatic coninsurance agreement with Pruco Re. Fees ceded under the LT5 agreement, included in “Realized investments (losses) gains, net” on the financial statements, were $35.8 million, $32.9 million and $40.2 million for the years ended December 31, 2010, 2009 and 2008 respectively.

Since 2004, the Company reinsures 100% of the risk on its Guaranteed Minimum Withdrawal Benefit (“GMWB”) feature sold on certain of its annuities through an automatic coninsurance agreement with Prudential Insurance. Fees ceded on this agreement, included in “Realized investments (losses) gains, net” on the financial statements, were $2.2 million, $2.2 million and $3.0 million for the years ended December 31, 2010, 2009 and 2008, respectively. The Company also entered into a 100% coinsurance agreement with Pruco Re providing for the reinsurance of its guaranteed return option (“GRO”). In prior years, the Company entered into reinsurance agreements to provide additional capacity for growth in supporting the cash flow strain from the Company’s variable annuity and variable life insurance business. Fees ceded on this agreement, included in “Realized investments (losses) gains, net” on the financial statements, were $5.7 million, $4.8 million and $12.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Debt Agreements

Short-term and Long-term borrowings

On December 29, 2009, the Company obtained a $600 million loan from Prudential Financial. This loan has an interest rate of 4.49% and matures on December 29, 2014. The total related interest expense to the Company was $27 million for the year ended December 31, 2010 and $150 thousand for the year ended December 31, 2009. The accrued interest payable was $150 thousand as of December 31, 2010 and $150 thousand as of December 31, 2009.

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

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

13.    RELATED PARTY TRANSACTIONS (continued)

On December 14, 2006, the Company obtained a $300 million loan from Prudential Financial. This loan has an interest rate of 5.18% and matures on December 14, 2011. A partial payment was made to reduce this loan to $179.5 million on December 29, 2008 with the proceeds received from a capital contribution from PAI. On March 27, 2009, a partial payment of $4.5 million was paid to further reduce this loan to $175 million. The total related interest expense to the Company was $9.1 million for the year ended December 31, 2010 and $9.1 million for the year ended December 31, 2009. The accrued interest payable was $428 thousand as of December 31, 2010, and $428 thousand as of December 31, 2009.

On March 10, 2005, the Company entered into a $30 million loan with Prudential Funding, LLC. This loan has an interest rate of 5.52% and matured on March 11, 2008. The total related interest expense to the Company was $322 thousand for the year ended December 31, 2008.

On May 1, 2004, the Company entered into a $500 million credit facility agreement with Prudential Funding, LLC, as the lender. During 2009, the credit facility agreement was increased to $900 million. As of December 31, 2010 and December 31, 2009, $30.1 million and $54.6 million, respectively, was outstanding under this credit facility. Accrued interest payable was $4 thousand and $2 thousand as of December 31, 2010 and 2009, respectively.

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

Purchase/sale of fixed maturities and commercial loans from/to an affiliate

During 2010, the Company sold fixed maturity securities to affiliated companies in various transactions. These securities were recorded at an amortized cost of $818.8 million and a fair value of $913.2 million. The net difference between historic amortized cost and the fair value was $94.8 million and was recorded as a realized investment gain on the Company’s financial statements.

In September 2009, the Company sold fixed maturities securities to an affiliated company, Prudential Insurance. These securities were recorded at an amortized cost of $294.5 million and a fair value of $294.2 million. The net difference between historic amortized cost and the fair value was $0.3 million and was recorded as a capital distribution on the Company’s financial statements.

In July 2009, the Company purchased commercial loans from an affiliated company, Prudential Insurance. These securities were recorded at an amortized cost of $27.4 million and a fair value of $27.4 million. No adjustment was necessary to the Company’s financial statements as the amortized cost and fair value were equal.

In June 2009, the Company purchased fixed maturities securities from an affiliated company, Prudential Insurance. These securities were recorded at an amortized cost of $662.0 million and a fair value of $680.4 million. The net difference between historic amortized cost and the fair value was $18.4 million and was recorded as a capital distribution on the Company’s financial statements.

In June 2009, the Company sold commercial mortgage to an affiliated company, Prudential Insurance. These securities were recorded at an amortized cost of $71.9 million and a fair value of $67.4 million. The net difference between historic amortized cost and the fair value was $4.5 million and was recorded as a capital distribution on the Company’s financial statements.

During 2008, the Company purchased fixed maturities securities from an affiliated company, Prudential Insurance. These securities were recorded at an amortized cost of $1,190 million and a fair value of $1,124 million. The net difference between historic amortized cost and the fair value was $66 million and was recorded as a capital contribution on the Company’s financial statements.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

14.    LEASES

The Company entered into an eleven-year lease agreement for office space in Westminster, Colorado, effective January 1, 2001. Lease expense for the years ended December 31, 2010, 2009, and 2008, was $4.0 million, $3.9 million, and $3.5 million, respectively. Sub-lease rental income was $1.9 million, $1.5 million, and $1.2 million for the years ended December 31, 2010, 2009, and 2008, respectively.

Future minimum lease payments and sub-lease receipts per year and in aggregate as of December 31, 2010 are as follows (in thousands):

	Lease	Sub-Lease
2011	$3,483	$1,337
2012	-	-
2013	-	-
2014	-	-
2015	-	-
2016 and thereafter	-	-

Total	$3,483	$1,337

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

16.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The unaudited quarterly results of operations for the years ended December 31, 2010 and 2009 are summarized in the table below:

	Three months ended
	March 31	June 30	September 30	December 31
	(in thousands)
2010
Total revenues	$352,362	$419,159	$351,875	$450,629
Total benefits and expenses	324,969	738,557	3,504	(38,287)
Income (loss) from operations before income taxes and cumulative effect of accounting change	27,393	(319,398)	348,371	488,916
Net income (loss)	$32,046	$(191,643)	$234,593	$346,585

	Three months ended
	March 31	June 30	September 30	December 31
	(in thousands)
2009
Total revenues	$303,512	$275,715	$225,873	$330,456
Total benefits and expenses	948,237	(143,073)	151,640	146,635
Income (loss) from operations before income taxes and cumulative effect of accounting change	(644,725)	418,788	74,233	183,821
Net income (loss)	$(382,942)	$248,881	$79,158	$138,461