Form 10-Q
period 2011-03-31
PRUDENTIAL ANNUITIES LIFE ASSURANCE CORP/CT
filed 2011-05-13
CIK 881453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 13, 2011, 25,000 shares of the registrant’s Common Stock (par value $100) consisting of 100 voting shares and 24,900 non-voting shares, were outstanding. As of such date, Prudential Annuities, Inc. formerly known as American Skandia, Inc., an indirect wholly owned subsidiary of Prudential Financial, Inc., a New Jersey corporation, owned all of the registrant’s Common Stock.

Prudential Annuities Life Assurance Corporation meets the conditions set forth in General Instruction (H) (1) (a) and (b) on Form 10-Q and

is therefore filing this Form 10-Q in the reduced disclosure format.

FORWARD LOOKING STATEMENTS

Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Prudential Annuities Life Assurance Corporation. There can be no assurance that future developments affecting Prudential Annuities Life Assurance Corporation will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial markets; (2) the availability and cost of additional debt or equity capital or external financing for our operations; (3) interest rate fluctuations or prolonged periods of low interest rates; (4) the degree to which we choose not to hedge risks, or the potential ineffectiveness or insufficiency of hedging or risk management strategies we do implement, with regard to variable annuity or other product guarantees; (5) any inability to access our credit facilities; (6) reestimates of our reserves for future policy benefits and claims; (7) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates, or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (8) changes in our assumptions related to deferred policy acquisition costs or value of business acquired; (9) changes in our financial strength or credit ratings; (10) investment losses, defaults and counterparty non-performance; (11) competition in our product lines and for personnel; (12) changes in tax law; (13) regulatory or legislative changes, including the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act; (14) inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (15) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities; (16) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (17) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (18) interruption in telecommunication, information technology or other operational systems or failure to maintain the security, confidentiality or privacy of sensitive data on such systems; and (19) changes in statutory or U.S. GAAP accounting principles, practices or policies. Prudential Annuities Life Assurance Corporation does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2010 for a discussion of certain risks relating to our businesses and investment in our securities.

PART I-FINANCIAL INFORMATION

ITEM 1. Financial Statements

Prudential Annuities Life Assurance Corporation

Unaudited Interim Statements of Financial Position

As of March 31, 2011 and December 31, 2010 (in thousands, except share amounts)

	March 31, 2011	December 31, 2010
ASSETS
Fixed maturities available for sale, at fair value (amortized cost, 2011: $4,629,998; 2010: $4,964,264)	$5,072,323	$5,456,221
Trading account assets, at fair value	40,465	79,605
Equity securities available for sale, at fair value (cost, 2011:$16,984; 2010: $14,484)	20,191	17,587
Commercial mortgage and other loans, net of valuation allowance	433,763	431,432
Policy loans	13,899	13,905
Short-term investments	378,949	228,383
Other long-term investments	66,442	75,476

Total investments	6,026,032	6,302,609

Cash and cash equivalents	2,087	487
Deferred policy acquisition costs	1,503,733	1,540,028
Accrued investment income	62,854	62,392
Reinsurance recoverable	-	187,062
Valuation of business acquired	39,727	32,497
Deferred sales inducements	795,666	796,507
Receivables from parent and affiliates	51,393	51,221
Investment receivable on open trades	308	8,435
Other assets	11,104	10,355
Separate account assets	49,296,096	48,275,343

TOTAL ASSETS	$57,789,000	$57,266,936

LIABILITIES AND STOCKHOLDER’S EQUITY

Policyholders’ account balances	$4,846,551	$5,319,359
Future policy benefits and other policyholder liabilities	199,439	412,872
Payables to parent and affiliates	116,720	127,502
Cash collateral for loaned securities	38,447	87,210
Securities sold under agreements to repurchase	59,249	-
Income Tax Payable	188,501	132,455
Short-term borrowing	244,687	205,054
Long-term borrowing	600,000	600,000
Other liabilities	205,099	198,757
Separate account liabilities	49,296,096	48,275,343

TOTAL LIABILITIES	55,794,789	55,358,552

Commitments and Contingent Liabilities (See Note 4)

STOCKHOLDER’S EQUITY
Common stock, $100 par value; 25,000 shares, authorized, issued and outstanding	2,500	2,500
Additional paid-in capital	974,921	974,921
Retained earnings	868,924	749,751
Accumulated other comprehensive income	147,866	181,212

Total stockholder’s equity	1,994,211	1,908,384

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$57,789,000	$57,266,936

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation

Unaudited Interim Statements of Operations and Comprehensive Income

Three Months Ended March 31, 2011 and 2010 (in thousands)

	Three Months Ended March 31,

	2011	2010
REVENUES

Premiums	$8,512	$7,406
Policy charges and fee income	204,502	184,164
Net investment income	81,131	98,560
Asset administration fees and other income	78,576	69,089
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(9,085)	(11,327)
Other-than-temporary impairments on fixed maturity securities transferred to Other Comprehensive Income	8,926	10,671
Other realized investment gains (losses), net	(1,700)	(6,201)

Total realized investment gains (losses), net	(1,859)	(6,857)

Total revenues	370,862	352,362

BENEFITS AND EXPENSES

Policyholders’ benefits	14,192	(1,956)
Interest credited to policyholders’ account balances	66,484	121,688
Amortization of deferred policy acquisition costs	30,162	92,229
General administrative and other expenses	106,293	113,008

Total benefits and expenses	217,131	324,969

Income from operations before income taxes	153,731	27,393

Income tax (benefit) expense	34,558	(4,653)

NET INCOME	$119,173	$32,046

Change in net unrealized investment gains (losses), net of taxes (1)	(33,346)	44,945

COMPREHENSIVE INCOME	$85,827	$76,991

(1)	Amounts are net of tax benefits (expense) of $18.0 million and $(24.6) million for the three months ended March 31, 2011 and 2010, respectively.

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation

Unaudited Interim Statement of Equity

Three Months Ended March 31, 2011 and 2010 (in thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total equity
Balance, December 31, 2010	$ 2,500	$974,921	$749,751	$181,212	$1,908,384
Net income	-	-	119,173	-	119,173
Other comprehensive income (loss), net of taxes	-	-	-	(33,346)	(33,346)

Balance, March 31, 2011	$2,500	$974,921	$868,924	$147,866	$1,994,211

	Common Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total equity
Balance, December 31, 2009	$2,500	$974,921	$798,170	$132,318	$1,907,909
Net income	-	-	32,046	-	32,046
Contribution from/parent	-	10,955	-	-	10,955
Other comprehensive income (loss), net of taxes	-	-	-	44,945	44,945

Balance, March 31, 2010	$2,500	$985,876	$830,216	$177,263	$1,995,855

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation

Unaudited Interim Statements of Cash Flows

Three Months Ended March 31, 2011 and 2010 (in thousands)

	Three months ended March 31, 2011	Three months ended March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$119,173	$32,046
Adjustments to reconcile net income to net cash provided by operating activities:
Policy charges and fee income	18,618	29,589
Realized investment (gains) losses, net	1,859	6,857
Amortization and depreciation	(1,052)	(4,211)
Interest credited to policyholders’ account balances	35,928	71,304
Change in:
Future policy benefit reserves	54,139	22,153
Accrued investment income	(805)	(2,841)
Trading account assets	184	(250)
Net receivable (payable) to affiliates	(11,321)	69,847
Deferred sales inducements	12,489	(9,667)
Deferred policy acquisition costs	14,921	(93,524)
Income taxes payable	74,003	211,416
Reinsurance recoverable	(55,921)	(47,994)
Other, net	(18,358)	(46,216)

Cash Flows From Operating Activities	$243,857	$238,509

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity of:
Fixed maturities, available for sale	$404,338	$222,141
Equity Securities, available for sale	-	4,633
Commercial mortgage and other loans	19,971	3,979
Trading account assets	40,301	719
Policy loans	83	-
Other long-term investments	165	68
Short-term investments	837,188	1,096,466
Payments for the purchase/origination of:
Fixed maturities, available for sale	(33,276)	(80,814)
Equity Securities, available for sale	(2,500)	(5,000)
Commercial mortgage and other loans	(22,800)	-
Trading account assets	(760)	(508)
Policy loans	(188)	(332)
Other long-term investments	(2,313)	(1,354)
Short-term investments	(987,754)	(833,484)
Notes receivable from parent and affiliates, net	6,726	7,912
Other, net	(103)	-

Cash Flows From Investing Activities	$259,078	$414,426

CASH FLOWS USED IN FINANCING ACTIVITIES:
Capital contribution from/(Distribution to) Parent	$-	$10,955
Cash collateral for loaned securities	(48,763)	71,917
Securities sold under agreement to repurchase	59,249	(2)
Net increase (decrease) in short-term borrowing	39,633	(49,167)
Drafts outstanding	(7,488)	7,798
Policyholders’ account balances
Deposits	329,901	864,399
Withdrawals	(873,867)	(1,338,371)

Cash Flows Used in Financing Activities	$(501,335)	$(432,471)

Net increase in cash and cash equivalents	1,600	220,463
Cash and cash equivalents, beginning of period	487	71,548

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,087	$292,011

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

1.	BUSINESS

Prudential Annuities Life Assurance Corporation (the “Company”, “we”, or “our”), formerly known as American Skandia Life Assurance Corporation, with its principal offices in Shelton, Connecticut, is an indirect wholly-owned subsidiary of Prudential Financial, Inc. (“Prudential Financial”), a New Jersey corporation. The Company is a wholly owned subsidiary of Prudential Annuities, Inc. (“PAI”), formerly known as American Skandia, Inc., which in turn is an indirect wholly owned subsidiary of Prudential Financial. On December 19, 2002, Skandia Insurance Company Ltd. (publ) (“Skandia”), an insurance company organized under the laws of the Kingdom of Sweden, and the ultimate parent company of the Company prior to May 1, 2003, entered into a definitive purchase agreement (the “Acquisition Agreement”) with Prudential Financial, whereby Prudential Financial would acquire the Company and certain of its affiliates (the “Acquisition”) and would be authorized to use the American Skandia name through April, 2008. On May 1, 2003, the Acquisition was consummated. Thus, the Company is now an indirect wholly owned subsidiary of Prudential Financial. During 2007, the Company began the process of changing its name and names of various legal entities that include the “American Skandia” name, as required by the terms of the Acquisition agreement. The Company’s name was changed effective January 1, 2008.

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

These interim financial statements are unaudited but reflect all adjustments that, in the opinion of management, are necessary to provide a fair presentation of the results of operations and financial condition of the Company for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results that may be expected for the full year. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

The most significant estimates include those used in determining deferred policy acquisition costs and related amortization; value of business acquired and its amortization; amortization of sales inducements; valuation of investments including derivatives and the recognition of other-than-temporary impairments; future policy benefits including guarantees; provision for income taxes and valuation of deferred tax assets; and reserves for contingent liabilities, including reserves for losses in connection with unresolved legal matters.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

3.	ACCOUNTING POLICIES AND PRONOUNCEMENTS

Investments in Debt and Equity Securities and Commercial Mortgage and Other Loans

The Company’s investments in debt and equity securities include fixed maturities; trading account assets; equity securities; and short-term investments. The accounting policies related to these as well as commercial mortgage and other loans are as follows:

Fixed maturities are comprised of bonds, notes and redeemable preferred stock. Fixed maturities classified as “available for sale” are carried at fair value. See Note 7 for additional information regarding the determination of fair value. The amortized cost of fixed maturities is adjusted for amortization of premiums and accretion of discounts to maturity. Interest income, as well as the related amortization of premium and accretion of discount is included in “Net investment income” under the effective yield method. For mortgage-backed and asset-backed securities, the effective yield is based on estimated cash flows, including prepayment assumptions based on data from widely accepted third-party data sources or internal estimates. In addition to prepayment assumptions, cash flow estimates vary based on assumptions regarding the underlying collateral including default rates and changes in value. These assumptions can significantly impact income recognition and the amount of other-than-temporary impairments recognized in earnings and other comprehensive income. For high credit quality mortgage-backed and asset-backed securities (those rated AA or above), cash flows are provided quarterly, and the amortized cost and effective yield of the security are adjusted as necessary to reflect historical prepayment experience and changes in estimated future prepayments. The adjustments to amortized cost are recorded as a charge or credit to net investment income in accordance with the retrospective method. For asset-backed and mortgage-backed securities rated below AA, the effective yield is adjusted prospectively for any changes in estimated cash flows. See the discussion below on realized investment gains and losses for a description of the accounting for impairments. Unrealized gains and losses on fixed maturities classified as “available for sale,” net of tax, and the effect on deferred policy acquisition costs, value of business acquired, deferred sales inducements and future policy benefits that would result from the realization of unrealized gains and losses, are included in “Accumulated other comprehensive income (loss).”

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

Equity securities, available for sale are comprised of common stock, and non-redeemable preferred stock, and are carried at fair value. The associated unrealized gains and losses, net of tax, and the effect on deferred policy acquisition costs, value of business acquired, deferred sales inducements, and future policy benefits that would result from the realization of unrealized gains and losses, are included in “Accumulated other comprehensive income (loss)”. The cost of equity securities is written down to fair value when a decline in value is considered to be other than temporary. See the discussion below on realized investment gains and losses for a description of the accounting for impairments. Dividends from these investments are recognized in “Net investment income” when declared.

Commercial mortgage and other loans consist of commercial mortgage loans and agricultural loans. Commercial mortgage loans are broken down by class which is based on property type (industrial properties, retail, office, multi-family/apartment, hospitality, and other).

Commercial mortgage and other loans are originated and held for investment and are generally carried at unpaid principal balance, net of unamortized premiums or discounts, deferred loan origination fees and expenses, and an allowance for losses.

Interest income, as well as prepayment fees and the amortization of the related premiums or discounts, related to commercial mortgage and other loans, are included in “Net investment income.”

Impaired loans include those loans for which it is probable that amounts due according to the contractual terms of the loan agreement will not all be collected. The Company defines “past due” as principal or interest not collected at least 30 days past the scheduled contractual due date. Interest received on loans that are past due, including impaired and non-impaired loans, as well as, loans that were previously modified in a troubled debt restructuring, is either applied against the principal or reported as net investment income based on the Company’s assessment as to the collectability of the principal. See Note 6 for additional information about the Company’s past due loans.

The Company discontinues accruing interest on loans after the loans become 90 days delinquent as to principal or interest payments, or earlier when the Company has doubts about collectability. When the Company discontinues accruing interest on a loan, any accrued but uncollectible interest on the loan and other loans backed by the same collateral, if any, is charged to interest income in the same period. Generally, a loan is restored to accrual status only after all delinquent interest and principal are brought current and, in the case of loans where the payment of interest has been interrupted for a substantial period, or the loan has been modified, a regular payment performance has been established.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

3.	ACCOUNTING POLICIES AND PRONOUNCEMENTS (continued)

The Company reviews the performance and credit quality of the commercial mortgage and other loan portfolio on an on-going basis. Loans are placed on watch list status based on a predefined set of criteria and are assigned one of three categories. Loans are placed on “early warning” status in cases where, based on the Company’s analysis of the loan’s collateral, the financial situation of the borrower or tenants or other market factors, it is believed a loss of principal or interest could occur. Loans are classified as “closely monitored” when it is determined that there is a collateral deficiency or other credit events that may lead to a potential loss of principal or interest. Loans “not in good standing” are those loans where the Company has concluded that there is a high probability of loss of principal, such as when the loan is delinquent or in the process of foreclosure. As described below, in determining the allowance for losses, the Company evaluates each loan on the watch list to determine if it is probable that amounts due according to the contractual terms of the loan agreement will not be collected.

Loan-to-value and debt service coverage ratios are measures commonly used to assess the quality of commercial mortgage loans. The loan-to-value ratio compares the amount of the loan to the fair value of the underlying property collateralizing the loan, and is commonly expressed as a percentage. Loan-to-value ratios greater than 100% indicate that the loan amount exceeds the collateral value. A smaller loan-to-value ratio indicates a greater excess of collateral value over the loan amount. The debt service coverage ratio compares a property’s net operating income to its debt service payments. Debt service coverage ratios less than 1.0 times indicate that property operations do not generate enough income to cover the loan’s current debt payments. A larger debt service coverage ratio indicates a greater excess of net operating income over the debt service payments. The values utilized in calculating these ratios are developed as part of the Company’s periodic review of the commercial mortgage loan and agricultural loan portfolio, which includes an internal appraisal of the underlying collateral value. The Company’s periodic review also includes a quality re-rating process, whereby the internal quality rating originally assigned at underwriting is updated based on current loan, property and market information using a proprietary quality rating system. The loan-to-value ratio is the most significant of several inputs used to establish the internal credit rating of a loan which in turn drives the allowance for losses. Other key factors considered in determining the internal credit rating include debt service coverage ratios, amortization, loan term, estimated market value growth rate and volatility for the property type and region. See Note 6 for additional information related to the loan-to-value ratios and debt service coverage ratios related to the Company’s commercial mortgage and agricultural loan portfolios.

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

Realized investment gains (losses) are computed using the specific identification method. Realized investment gains and losses are generated from numerous sources, including the sale of fixed maturity securities, equity securities, investments in joint ventures and limited partnerships and other types of investments, as well as adjustments to the cost basis of investments for net other than temporary impairments recognized in earnings. Realized investment gains and losses are also generated from prepayment premiums received on private fixed maturity securities, recoveries of principal on previously impaired securities, allowance for losses on commercial mortgage and other loans, and fair value changes on embedded derivatives and free-standing derivatives that do not qualify for hedge accounting treatment.

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

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

3.	ACCOUNTING POLICIES AND PRONOUNCEMENTS (continued)

security is other-than-temporary, the carrying value of the equity security is reduced to its fair value, with a corresponding charge to earnings.

Under the authoritative guidance for the recognition and presentation of other-than-temporary impairments for debt securities another-than-temporary impairment must be recognized in earnings for a debt security in an unrealized loss position when an entity either (a) has the intent to sell the debt security or (b) more likely than not will be required to sell the debt security before its anticipated recovery. For all debt securities in unrealized loss positions that do not meet either of these two criteria, the guidance requires that the Company analyze its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the debt security prior to impairment. The Company may use the estimated fair value of collateral as a proxy for the net present value if it believes that the security is dependent on the liquidation of collateral for recovery of its investment. If the net present value is less than the amortized cost of the investment, the difference is recorded as an other-than-temporary impairment.

Under the authoritative guidance for the recognition and presentation of other-than-temporary impairments, when an other-than-temporary impairment of a debt security has occurred, the amount of the other-than-temporary impairment recognized in earnings depends on whether the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis. If the debt security meets either of these two criteria, the other-than-temporary impairment recognized in earnings is equal to the entire difference between the security’s amortized cost basis and its fair value at the impairment measurement date. For other-than-temporary impairments of debt securities that do not meet these criteria, the net amount recognized in earnings is equal to the difference between the amortized cost of the debt security and its net present value calculated as described above. Any difference between the fair value and the net present value of the debt security at the impairment measurement date is recorded in “Other comprehensive income (loss).” Unrealized gains or losses on securities for which an other-than-temporary impairment has been recognized in earnings is tracked as a separate component of “Accumulated other comprehensive income (loss).”

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

Derivative Financial Instruments

Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices or the values of securities, credit spreads, market volatility, expected returns, and liquidity. Values can also be affected by changes in estimates and assumptions, including those related to counterparty behavior and non performance risk used in valuation models. Derivative financial instruments generally used by the Company include swaps, options, and futures and may be exchange-traded or contracted in the over-the-counter market. Derivative positions are carried at fair value, generally by obtaining quoted market prices or through the use of valuation models.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

3.	ACCOUNTING POLICIES AND PRONOUNCEMENTS (continued)

Derivatives are used to manage the characteristics of the Company’s asset/liability mix, and to manage the interest rate and currency characteristics of assets or liabilities. Additionally, derivatives may be used to seek to reduce exposure to interest rate, credit, and foreign currency, and equity risks associated with assets held or expected to be purchased or sold, and liabilities incurred or expected to be incurred. As discussed below and in Note 8, all realized and unrealized changes in fair value of derivatives, with the exception of the effective portion of cash flow hedges, are recorded in current earnings. Cash flows from these derivatives are reported in the operating and investing activities sections in the Statements of Cash Flows.

Derivatives are recorded either as assets, within “Other long-term investments” or as liabilities, within “Other liabilities,” except for embedded derivatives, which are recorded with the associated host contract. The Company nets the fair value of all derivative financial instruments with its affiliated counterparty Prudential Global Funding, LLC, with which a master netting arrangement has been executed.

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

If it is determined that a derivative no longer qualifies as an effective cash flow hedge or management removes the hedge designation, the derivative will continue to be carried on the balance sheet at its fair value, with changes in fair value recognized currently in “Realized investment gains (losses), net.” The asset or liability under a fair value hedge will no longer be adjusted for changes in fair value and the existing basis adjustment is amortized to the income statement line associated with the asset or liability. The component of “Accumulated other comprehensive income (loss)” related to discontinued cash flow hedges is reclassified to the income statement line associated with the hedged cash flows consistent with the earnings impact of the original hedged cash flows.

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

The Company is a party to financial instruments that contain derivative instruments that are “embedded” in the financial instruments. At inception, the Company assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the financial instrument (i.e., the host contract) and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and changes in its fair value are included in “Realized investment gains (losses), net”. For certain financial instruments that contain an embedded derivative that otherwise would need to be bifurcated and reported at fair value, the Company may elect to classify the entire instrument as a trading account asset and report it within “Other trading account assets, at fair value.” The Company has sold variable annuity products, which may include guaranteed benefit features that are accounted for as embedded derivatives. The Company has entered into reinsurance agreements to transfer the risk related to the embedded derivatives contained in certain insurance product to affiliates. These reinsurance agreements are derivatives and have been accounted in the same manner as the embedded derivative.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

3.	ACCOUNTING POLICIES AND PRONOUNCEMENTS (continued)

Adoption of New accounting pronouncements

In July 2010, the FASB issued updated guidance that requires enhanced disclosures related to the allowance for credit losses and the credit quality of a company’s financing receivable portfolio. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The Company adopted this guidance effective December 31, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning after December 15, 2010. The required disclosures are included above and in Note 6. In January 2011, the FASB deferred the disclosures required by this guidance related to troubled debt restructurings. The disclosures will be effective for the first interim or annual reporting period beginning on or after June 15, 2011, concurrent with the effective date of guidance for determining what constitutes a troubled debt restructuring.

In April 2010, the FASB issued authoritative guidance clarifying that an insurance entity should not consider any separate account interests in an investment held for the benefit of policyholders to be the insurer’s interests, and should not combine those interests with its general account interest in the same investment when assessing the investment for consolidation, unless the separate account interests are held for a related party policyholder, whereby consolidation of such interests must be considered under applicable variable interest guidance. This guidance is effective for interim and annual reporting periods beginning after December 15, 2010 and retrospectively to all prior periods upon the date of adoption, with early adoption permitted. The Company’s adoption of this guidance effective January 1, 2011 did not have a material effect on the Company’s financial position, results of operations, and financial statement disclosures.

In January 2010, the FASB issued updated guidance that requires new fair value disclosures about significant transfers between Level 1 and 2 measurement categories and separate presentation of purchases, sales, issuances, and settlements within the roll forward of Level 3 activity. Also, this updated fair value guidance clarifies the disclosure requirements about level of disaggregation and valuation techniques and inputs. This new guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of Level 3 activity, which are effective for interim and annual reporting periods beginning after December 15, 2010. The Company adopted the guidance effective for interim and annual reporting periods beginning after December 15, 2009 on January 1, 2010. The Company adopted this guidance effective for interim and annual reporting periods beginning after December 15, 2010 on January 1, 2011. The required disclosures are provided in Note 7 and Note 8.

Future Adoption of New Accounting Pronouncements

In May 2011, the FASB issued updated guidance clarifying fair value measurement and disclosure requirements. It is intended to bring consistency to the fair value measurement and disclosure requirements of United States GAAP and International Accounting Standards. This new guidance is effective for interim or annual reporting period beginning after December 15, 2011 and should be applied prospectively. In the period of adoption the Company will be required to disclose a change, if any, in valuation technique and related inputs resulting from the application of the amendments. The Company is currently assessing the impact of the guidance on the Company’s financial position, results of operations, and financial statement disclosures.

In April 2011, the FASB issued updated guidance clarifying which restructurings constitute troubled debt restructurings. It is intended to assist creditors in their evaluation of whether conditions exist that constitute a troubled debt restructuring. This new guidance is effective for the first interim or annual reporting period beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual reporting period of adoption. The Company is currently assessing the impact of the guidance on the Company’s financial position, results of operations, and financial statement disclosures.

In April 2011, the FASB issued updated guidance regarding the assessment of effective control for repurchase agreements. This new guidance is effective for the first interim or annual reporting period beginning on or after December 15, 2011 and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. The Company is currently assessing the impact of the guidance on the Company’s consolidated financial position, results of operations, and financial statement disclosures.

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

We are subject to the laws and regulations of states and other jurisdictions concerning the identification, reporting and escheatment of unclaimed or abandoned funds, and we are subject to audit and examination for compliance with these requirements. We are currently being examined by a third party auditor on behalf of 33 U.S. jurisdictions for compliance with the unclaimed property laws of these jurisdictions. It is possible that this audit may result in additional payments of abandoned funds to U.S. jurisdictions and to changes in our practices and procedures for the identification of escheatable funds, which could impact claim payments and reserves, among other consequences.

Litigation and Regulatory Matters

The Company is subject to legal and regulatory actions in the ordinary course of our businesses, including class action lawsuits. Our pending legal and regulatory actions include proceedings specific to the Company and proceedings generally applicable to business practices in the industry in which we operate. We may be subject to class action lawsuits and other litigation alleging, among other things, that we made improper or inadequate disclosures in connection with the sale of annuity products or charged excessive or impermissible fees on these products, recommended unsuitable products to customers, mishandled customer accounts or breached fiduciary duties to customers. We are also subject to litigation arising out of our general business activities, such as our investments and contracts, and could be exposed to claims or litigation concerning certain business or process patents. Regulatory authorities from time to time make inquiries and conduct investigations and examinations relating particularly to us and our products. In addition, we, along with other participants in the business in which we engage, may be subject from time to time to investigations, examinations and inquiries, in some cases industry-wide, concerning issues or matters upon which such regulators have determined to focus. In some of our pending legal and regulatory actions, parties are seeking large and/or indeterminate amounts, including punitive or exemplary damages. The outcome of litigation or regulatory matter, and the amount or range of potential loss at any particular time, is often inherently uncertain.

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

The Company is charged for its share of employee benefits expenses. These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Some of these benefits are based on earnings and length of service. Other benefits are based on an account balance, which takes into consideration age, service and earnings during career. The Company’s share of net expense for the pension plans was $0.7 million and $1.4 million for the three months ended March 31, 2011 and 2010, respectively.

Prudential Insurance sponsors voluntary savings plans for the Company’s employees (“401(k) plans”). The 401(k) plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The expense charged to the Company for the matching contribution to the 401(k) plans was $0.3 million and $0.7 million for the three months ended March 31, 2011 and 2010, respectively.

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

On May 1, 2004, the Company entered into a $500 million credit facility agreement with Prudential Funding, LLC, as the lender. During 2009, the credit facility agreement was increased to $900 million. As of March 31, 2011 and December 31, 2010, $69.7 million and $30.1 million, respectively, was outstanding under this credit facility.

Reinsurance Agreements

The Company uses reinsurance as part of its risk management and capital management strategies for certain of its optional living benefit features. Fees ceded under these agreements are included in “Realized investment (losses) gains, net” on the financial statements.

Effective August 24, 2009, the Company entered into a coinsurance agreement with Pruco Reinsurance, Ltd (“Pruco Re”) providing for the 100% reinsurance of its Highest Daily Lifetime 6 Plus (“HD6 Plus”) and Spousal Highest Daily Lifetime 6 Plus (“SHD6 Plus”) benefit features sold on certain of its annuities. Fees ceded on this agreement were $15.7 million and $5.1 million for the three months ended March 31, 2011 and 2010, respectively.

Effective June 30, 2009, the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Highest Daily Lifetime 7 Plus (“HD7 Plus”) and Spousal Highest Daily Lifetime 7 Plus (“SHD7 Plus”) benefit features sold on certain of its annuities. Fees ceded on this agreement were $18.4 million and $15.8 million for the three months ended March 31, 2011 and 2010, respectively.

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

annuities. Fees ceded on this agreement were $9.5 million and $9.0 million for the three months ended March 31, 2011 and 2010, respectively.

Effective March 17, 2008, the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Guaranteed Return Option Plus (“GRO Plus”) benefit feature sold on certain of its annuities. This agreement was amended effective January 1, 2010 to include a form of the GRO Plus benefit feature (“GRO Plus II”) on business issued after November 16, 2009. Fees ceded on this agreement were $2.0 million and $3.0 million for the three months ended March 31, 2011 and 2010, respectively.

Effective March 17, 2008, the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Highest Daily Guaranteed Return Option (“HD GRO”) benefit feature sold on certain of its annuities. This agreement was amended effective January 1, 2010 to include a form of the HD GRO benefit feature (“HD GRO II”) on business issued after November 16, 2009. Fees ceded on this agreement were $1.6 million and $1.1 million for the three months ended March 31, 2011 and 2010, respectively.

Since 2006, the Company reinsures 100% of the risk on its Highest Daily Lifetime Five (“HDLT5”) benefit feature and its Spousal Lifetime Five (“SLT5”) benefit feature sold on certain of its annuities through an automatic coinsurance agreement with Pruco Re. Fees ceded on the HDLT5 agreement were $3.6 million and $3.7 million for the three months ended March 31, 2011 and 2010, respectively. Fees ceded on the SLT5 agreement were $2.9 million and $2.7 million for the three months ended March 31, 2011 and 2010, respectively.

Since 2005, the Company reinsures 100% of the risk on its Lifetime Five (“LT5”) benefit feature sold on certain of its annuities through an automatic coinsurance agreement with Pruco Re. Fees ceded under the LT5 agreement were $9.5 million and $9.0 million for the three months ended March 31, 2011 and 2010, respectively.

Since 2004, the Company reinsures 100% of the risk on its Guaranteed Minimum Withdrawal Benefit (“GMWB”) feature sold on certain of its annuities through an automatic coinsurance agreement with Prudential Insurance. Fees ceded on this agreement were $.5 million and $.6 million for the three months ended March 31, 2011 and 2010, respectively. The Company also reinsures 100% of the risk on its guaranteed return option (“GRO”) benefit feature sold on certain of its annuities through an automatic coinsurance agreement with Pruco Re. Fees ceded on this agreement were $1.2 million and $1.7 million for the three months ended March 31, 2011 and 2010, respectively.

Affiliated Asset Administration Fee Income

In accordance with an agreement with AST Investment Services, Inc., formerly known as American Skandia Investment Services, Inc, the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust, formerly known as American Skandia Trust. Income received from AST Investment Services, Inc. related to this agreement was $64.6 million and $56.0 million, for the three months ended March 31, 2011 and 2010, respectively. These revenues are recorded as “Asset administration fees and other income” in the Unaudited Interim Statements of Operations and Comprehensive Income.

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

Fixed Maturities and Equity Securities

The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) as of the dates indicated:

	March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value	Other-than- temporary impairments in AOCI (3)
			(in thousands	)
Fixed maturities, available for sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$125,913	$3,649	$-		$129,562	$-
Obligations of U.S. states and their political subdivisions	70,165	6,346	-		76,511	-
Foreign government bonds	121,915	13,213	-		135,128	-
Corporate securities	3,497,948	366,092	639		3,863,401	(236)
Asset-backed securities (1)	176,827	13,044	6,075		183,796	(11,799)
Commercial mortgage-backed securities	433,546	30,163	-		463,709	-
Residential mortgage-backed securities (2)	203,684	16,556	24		220,216	(62)

Total fixed maturities, available for sale	$4,629,998	$449,063	$6,738		$5,072,323	$(12,097)

Equity securities, available for sale	$16,984	$3,267	$60		$20,191	$-

(1)	Includes credit tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(3)

Represents the amount of other-than-temporary impairment losses in “Accumulated other comprehensive income (loss),” or “AOCI,” which were not included in earnings. Amount excludes $6.7 million of net unrealized gains on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value	Other-than- temporary impairments in AOCI (3)
			(in thousands	)
Fixed maturities, available for sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$187,394	$5,911	$-		$193,305	$-
Obligations of U.S. states and their political subdivisions	69,567	7,949	-		77,516	-
Foreign government bonds	122,152	14,361	-		136,513	-
Corporate securities	3,554,569	396,747	366		3,950,950	(235)
Asset-backed securities (1)	207,373	14,387	7,790		213,970	(12,200)
Commercial mortgage-backed securities	455,972	34,597	-		490,569	-
Residential mortgage-backed securities (2)	367,237	26,161	-		393,398	(76)

Total fixed maturities, available for sale	$4,964,264	$500,113	$8,156		$5,456,221	$(12,511)

Equity securities, available for sale	$14,484	$3,150	$47		$17,587	$-

(1)	Includes credit tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(3)

Represents the amount of other-than-temporary impairment losses in “Accumulated other comprehensive income (loss),” or “AOCI,” which were not included in earnings. Amount excludes $6.0 million of net unrealized gains on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

6.	INVESTMENTS (continued)

The amortized cost and fair value of fixed maturities available for sale by contractual maturities at March 31, 2011 are as follows:

	Available for sale
	Amortized
	Cost	Fair value
	(in thousands)
Due in one year or less	$650,582	$687,735
Due after one year through five years	2,057,097	2,273,633
Due after five years through ten years	667,684	736,476
Due after ten years	440,578	506,758
Asset-backed securities	176,827	183,796
Commercial mortgage-backed securities	433,546	463,709
Residential mortgage-backed securities	203,684	220,216

Total	$4,629,998	$5,072,323

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

The following table depicts the sources of fixed maturity proceeds and related gross investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

	Three Months Ended March 31,
	2011	2010

	(in thousands)
Fixed maturities, available for sale:
Proceeds from sales	$251,714	$146,566
Proceeds from maturities/repayments	151,224	75,471
Gross investment gains from sales, prepayments and maturities	15,724	1,210
Gross investment losses from sales and maturities	-	(592)

Fixed maturity and equity security impairments:
Net writedowns for other-than-temporary impairment losses on fixed maturities recognized in earnings(1)	$(159)	$(656)
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

Credit losses recognized in earnings on fixed maturity securities held by the Company for which a portion of the OTTI loss was recognized in OCI	Three Months Ended March 31,
	2011	2010
	(in thousands)
Balance, beginning of period	$14,148	$13,038
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(157)	(369)
Credit loss impairments previously recognized on securities impaired to fair value during the period (1)	-	-
Credit loss impairment recognized in the current period on securities not previously impaired	-	-
Additional credit loss impairments recognized in the current period on securities previously impaired	159	656
Increases due to the passage of time on previously recorded credit losses	132	245
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(165)	(7)

Balance, end of period	$14,117	$13,563

(1)

Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

6.	INVESTMENTS (continued)

Trading Account Assets

The following table sets forth the composition of the Company’s trading account assets as of the dates indicated:

	March 31, 2011		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)		(in thousands)
Fixed maturities:
Asset-backed securities	$29,759	$31,610	$66,205	$70,831
Equity securities	7,981	8,855	8,132	8,774

Total trading account assets	$37,740	$40,465	$74,337	$79,605

The net change in unrealized gains (losses) from trading account assets still held at period end, recorded within “Asset administration fees and other income” was $(2.5) million and $0.3 million during the three months ended March 31, 2011 and 2010, respectively.

Commercial mortgage and other loans

The Company’s commercial mortgage and other loans are comprised as follows as of the dates indicated:

	March 31, 2011		December 31, 2010

	Amount	% of Total	Amount	% of Total
Commercial mortgage and other loans by property type	(in thousands)

Office buildings	$36,811	8.4%	$49,248	11.3%
Retail	61,520	14.1%	62,078	14.3%
Apartments/Multi-Family	130,705	29.9%	124,709	28.7%
Industrial Buildings	150,725	34.5%	142,003	32.7%
Hospitality	8,487	1.9%	8,524	2.0%

Total commercial mortgage loans	388,248	88.8%	386,562	89.0%
Agricultural property loans	48,971	11.2%	47,850	11.0%

Total commercial mortgage and other loans	437,219	100.0%	434,412	100.0%
Valuation allowance	(3,456)		(2,980)

Total net commercial mortgage and other loans by property type	$433,763		$431,432

The commercial mortgage and agricultural property loans are geographically dispersed throughout the United States, Canada and Asia with the largest concentrations California (23%), New York (20%), Ohio (11%), and New Jersey (6%) at March 31, 2011.

Activity in the allowance for losses for all commercial mortgage and other loans, as of the dates indicated, is as follows:

	March 31, 2011	December 31, 2010
	(in thousands)
Allowance for losses, beginning of year	$2,980	$2,897
Addition to allowance for losses	476	83

Total Ending Balance (1)	$3,456	$2,980

(1)	Agricultural loans represent $0.1 million of the ending allowance at March 31, 2011 and December 31, 2010.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

6.	INVESTMENTS (continued)

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans as of dates indicated.

	March 31, 2011
	Commercial	Agricultural
	Mortgage	Property
	Loans	Loans	Total

		(in thousands)
Allowance for Credit Losses:
Ending Balance: individually evaluated for impairment	$386	$-	$386
Ending Balance: collectively evaluated for impairment	2,922	148	3,070

Total Ending Balance	$3,308	$148	$3,456

Recorded Investment: (1)
Ending Balance: individually evaluated for impairment	$3,763	$-	$3,763
Ending Balance: collectively evaluated for impairment	384,485	48,971	433,456

Total ending balance, gross of reserves	$388,248	$48,971	$437,219

(1)	Recorded investment reflects the balance sheet carrying value gross of related allowance

	December 31, 2010
	Commercial	Agricultural
	Mortgage	Property
	Loans	Loans	Total

	(in thousands)
Allowance for Credit Losses:
Ending Balance: individually evaluated for impairment	$416	$-	$416
Ending Balance: collectively evaluated for impairment	2,410	154	2,564

Total Ending Balance	$2,826	$154	$2,980

Recorded Investment: (1)
Ending Balance: individually evaluated for impairment	$3,782	$-	$3,782
Ending Balance: collectively evaluated for impairment	382,780	47,850	430,630

Total ending balance, gross of reserves	$386,562	$47,850	$434,412

(1)	Recorded investment reflects the balance sheet carrying value gross of related allowance

Impaired loans include those loans for which it is probable that amounts due according to the contractual terms of the loan agreement will not all be collected. As shown in the table above, impaired commercial mortgage and other loans identified in management’s specific review of probable loan losses and the related allowance for losses at March 31, 2011 and December 31, 2010 had a recorded investment of $3.8 million and a related allowance of $0.4 million for both periods, all of which related to the hospitality property type. The average recorded investment in these impaired loans before allowance for losses was $3.8 million at March 31, 2011 and December 31, 2010. Net investment income recognized on these loans totaled $43 thousand for the three months ended March 31, 2011 and $266 thousand for the year ended December 31, 2010. See Note 2 for information regarding the Company’s accounting policies for non-performing loans.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

6.	INVESTMENTS (continued)

Impaired commercial mortgage and other loans with no allowance for losses are loans in which the fair value of the collateral or the net present value of the loans’ expected future cash flows equals or exceeds the recorded investment. The Company had no such loans at March 31, 2011 or December 31, 2010.

The following tables set forth the credit quality indicators as of March 31, 2011, based upon the recorded investment gross of allowance for credit losses.

Commercial mortgage loans
	Debt Service Coverage Ratio – March 31, 2011
	Greater than 2.0X	1.8X to 2.0X	1.5X to <1.8X	1.2X to <1.5X	1.0X to <1.2X	Less than 1.0X	Grand Total
Loan-to-Value Ratio	(in thousands)
0%-49.99%	$32,417	$-	$40,377	$3,750	$74,375	$23,381	$174,300
50%-59.99%	6,766	-	10,918	5,976	-	-	23,660
60%-69.99%	9,833	-	35,937	45,108	4,846	16,830	112,554
70%-79.99%	-	-	-	5,004	-	4,844	9,848
80%-89.99%	-	-	-	-	-	49,161	49,161
90%-100%	-	-	-	-	-	10,000	10,000
Greater than 100%	-	-	3,763	-	-	4,962	8,725

Total commercial mortgage	$49,016	$-	$90,995	$59,838	$79,221	$109,178	$388,248

Agricultural property loans

	Debt Service Coverage Ratio – March 31, 2011
	Greater than 2.0X	1.8X to 2.0X	1.5X to <1.8X	1.2X to <1.5X	1.0X to <1.2X	Less than 1.0X	Grand Total
Loan-to-Value Ratio	(in thousands)
0%-49.99%	$9,193	$-	$5,475	$17,981	$-	$-	$32,649
50%-59.99%	-	-	14,912	-	-	-	14,912
60%-69.99%	-	-	1,410	-	-	-	1,410
70%-79.99%	-	-	-	-	-	-	-
80%-89.99%	-	-	-	-	-	-	-
90%-100%	-	-	-	-	-	-	-
Greater than 100%	-	-	-	-	-	-	-

Total agricultural	$9,193	$-	$21,797	$17,981	$-	$-	$48,971

Total commercial mortgage and other loans
	Debt Service Coverage Ratio – March 31, 2011
	Greater than 2.0X	1.8X to 2.0X	1.5X to <1.8X	1.2X to <1.5X	1.0X to <1.2X	Less than 1.0X	Grand Total
Loan-to-Value Ratio	(in thousands)
0%-49.99%	$41,610	$-	$45,852	$21,731	$74,375	$23,381	$206,949
50%-59.99%	6,766	-	25,830	5,976	-	-	38,572
60%-69.99%	9,833	-	37,347	45,108	4,846	16,830	113,964
70%-79.99%	-	-	-	5,004	-	4,844	9,848
80%-89.99%	-	-	-	-	-	49,161	49,161
90%-100%	-	-	-	-	-	10,000	10,000
Greater than 100%	-	-	3,763	-	-	4,962	8,725

Total commercial mortgage and other loans	$58,209	$-	$112,792	$77,819	$79,221	$109,178	$437,219

See Note 2 for further discussion regarding the credit quality of other loans.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

6.	INVESTMENTS (continued)

The following tables set forth the credit quality indicators as of December 31, 2010 based upon the recorded investment gross of allowance for credit losses.

Commercial mortgage loans
	Debt Service Coverage Ratio – December 31, 2010

	Greater than 2.0X	1.8X to 2.0X	1.5X to <1.8X	1.2X to <1.5X	1.0X to <1.2X	Less than 1.0X	Grand Total
Loan-to-Value Ratio	(in thousands)
0%-49.99%	$36,868	$12,127	$30,407	$3,750	$74,144	$23,736	$181,032
50%-59.99%	6,795	-	-	11,186	1,495	-	19,476
60%-69.99%	-	-	6,680	55,286	4,864	2,137	68,967
70%-79.99%	-	-	24,362	5,030	-	14,782	44,174
80%-89.99%	-	-	-	-	-	54,175	54,175
90%-100%	-	-	-	-	-	10,000	10,000
Greater than 100%	-	-	-	3,782	-	4,956	8,738

Total commercial mortgage	$43,663	$12,127	$61,449	$79,034	$80,503	$109,786	$386,562

Agricultural property loans

	Debt Service Coverage Ratio – December 31, 2010

	Greater than 2.0X	1.8X to 2.0X	1.5X to <1.8X	1.2X to <1.5X	1.0X to <1.2X	Less than 1.0X	Grand Total
Loan-to-Value Ratio	(in thousands)
0%-49.99%	$9,418	$-	$480	$10,371	$12,610	$-	$32,879
50%-59.99%	-	12,091	2,880	-	-	-	14,971
60%-69.99%	-	-	-	-	-	-	-
70%-79.99%	-	-	-	-	-	-	-
80%-89.99%	-	-	-	-	-	-	-
90%-100%	-	-	-	-	-	-	-
Greater than 100%	-	-	-	-	-	-	-

Total agricultural	$9,418	$12,091	$3,360	$10,371	$12,610	$-	$47,850

Total commercial mortgage and other loans
	Debt Service Coverage Ratio – December 31, 2010

	Greater than 2.0X	1.8X to 2.0X	1.5X to <1.8X	1.2X to <1.5X	1.0X to <1.2X	Less than 1.0X	Grand Total
Loan-to-Value Ratio	(in thousands)
0%-49.99%	$46,286	$12,127	$30,887	$14,121	$86,754	$23,736	$213,911
50%-59.99%	6,795	12,091	2,880	11,186	1,495	-	34,447
60%-69.99%	-	-	6,680	55,286	4,864	2,137	68,967
70%-79.99%	-	-	24,362	5,030	-	14,782	44,174
80%-89.99%	-	-	-	-	-	54,175	54,175
90%-100%	-	-	-	-	-	10,000	10,000
Greater than 100%	-	-	-	3,782	-	4,956	8,738

Total commercial mortgage and other loans	$53,081	$24,218	$64,809	$89,405	$93,113	$109,786	$434,412

See Note 2 for further discussion regarding the credit quality of other loans.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

6.	INVESTMENTS (continued)

As of March 31, 2011 and December 31, 2010, all commercial mortgage and other loans were in current status including $5.0 million of office loans and $3.8 million of hospitality loans in non-accrual status at the end of both periods.

For the quarter ended March 31, 2011, there were no commercial mortgage and other loans sold or acquired.

Net Investment Income

Net investment income for the three months ended March 31, 2011 and 2010 was from the following sources:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Fixed maturities, available for sale	$72,970	$92,107
Equity securities, available for sale	195	206
Trading account assets	701	807
Commercial mortgage and other loans	8,309	6,704
Policy loans	111	110
Short-term investments and cash equivalents	120	379
Other long-term investments	445	387

Gross investment income	82,851	100,700
Less investment expenses	(1,720)	(2,140)

Net investment income	$81,131	$98,560

Realized Investment Gains (Losses), Net

Realized investment gains (losses), net, for the three months ended March 31, 2011 and 2010 were from the following sources:

	Three Months Ended March 31
	2011	2010
	(in thousands)
Fixed maturities	$15,565	$(38)
Equity securities	-	(368)
Commercial mortgage and other loans	(476)	235
Derivatives	(16,948)	(6,700)
Other	-	14

Realized investment gains (losses), net	$(1,859)	$(6,857)

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

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

6.	INVESTMENTS (continued)

Net Unrealized Investment Gains and Losses on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs, Deferred Sales Inducements and Valuation of Business Acquired	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2010	$(6,560)	$2,852	$1,313	$(2,395)
Net investment gains (losses) on investments arising during the period	953	-	(334)	619
Reclassification adjustment for (gains) losses included in net income	225	-	(79)	146
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs, deferred sales inducements and valuation of business acquired	-	(186)	65	(121)

Balance, March 31, 2011	$(5,382)	$2,666	$965	$(1,751)

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

All Other Net Unrealized Investment Gains and Losses in AOCI

	Net Unrealized Gains (Losses) on Investments (2)	Deferred Policy Acquisition Costs, Deferred Sales Inducements and Valuation of Business Acquired	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2010	$504,664	$(220,898)	$(100,163)	$183,603
Net investment gains (losses) on investments arising during the period	(36,333)	-	12,717	(23,616)
Reclassification adjustment for (gains) losses included in net income	(15,790)	-	5,530	(10,260)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs, deferred sales inducements and valuation of business acquired	-	(171)	60	(111)

Balance, March 31, 2011	$452,541	$(221,069)	$(81,856)	$149,616

(1)	Represents “transfers out” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.
(2)	Includes cash flow hedges. See Note 8 to the Unaudited Interim Financial Statements included herein for additional discussion of our cash flow hedges.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

6.	INVESTMENTS (continued)

The table below presents net unrealized gains (losses) on investments by asset class as of the dates indicated:

	March 31, 2011		December 31, 2010
	(in thousands)
Fixed maturity securities on which an OTTI loss has been recognized	$	(5,382)	$	(6,560)
Fixed maturity securities, available for sale – all other		447,707		498,517
Equity securities, available for sale		3,207		3,103
Affiliated notes		5,144		5,511
Derivatives designated as cash flow hedges (1)		(3,526)		(2,462)
Other long term investments		9		(5)

Unrealized gains (losses) on investments and Derivatives	$	447,159	$	498,104

(1)	See Note 8 for more information on cash flow hedges.

Duration of Gross Unrealized Loss Positions for Fixed Maturities and Equity Securities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities and equity securities have been in a continuous unrealized loss position, as of the dates indicated:

	March 31, 2011
	Less than twelve months				Twelve months or more				Total
	Fair Value		Unrealized Losses		Fair Value		Unrealized Losses		Fair Value		Unrealized Losses
	(in thousands)
Fixed maturities, available for sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$	-	$	-	$	-	$	-	$	-	$	-
Corporate securities		77,296		639		-		-		77,296		639
Commercial mortgage-backed securities		-		-		-		-		-		-
Asset-backed securities		4,253		62		43,516		6,013		47,769		6,075
Residential mortgage-backed securities		597		24		-		-		597		24

Total	$	82,146	$	725	$	43,516	$	6,013	$	125,662	$	6,738

Equity securities, available for sale	$	2,485	$	15	$	747	$	45	$	3,232	$	60

	December 31, 2010
	Less than twelve months				Twelve months or more				Total
	Fair Value		Unrealized Losses		Fair Value		Unrealized Losses		Fair Value		Unrealized Losses
	(in thousands)
Fixed maturities
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$	-	$	-	$	-	$	-	$	-	$	-
Corporate securities		50,071		366		62		-		50,133		366
Commercial mortgage-backed securities		4,992		-		-		-		4,992		-
Asset-backed securities		25,905		199		42,402		7,591		68,307		7,790
Residential mortgage-backed securities		-		-		-		-		-		-

Total	$	80,968	$	565	$	42,464	$	7,591	$	123,432	$	8,156

Equity securities, available for sale	$	-	$	-	$	746	$	47	$	746	$	47

The gross unrealized losses, related to fixed maturities at March 31, 2011 and December 31, 2010 are composed of $5.5 million and $6.1 million related to high or highest quality securities based on NAIC or equivalent rating and $1.2 million and $2.0 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. At March 31, 2011, $5.5 million of the gross unrealized losses represented declines in value of greater than 20%, $3.0 million of which had been in that position for less than six months, as compared to $4.7 million at December 31, 2010 that represented declines in value of greater than 20%, $.9 million of which had been in that position for less than six months. At March 31, 2011, the $ 6.0 million of gross unrealized losses of twelve months or more were concentrated in asset backed securities. At December 31, 2010, the $7.6 million of gross unrealized losses of twelve months or more were concentrated in asset backed securities.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

6.	INVESTMENTS (continued)

In accordance with its policy described in Note 3, the Company concluded that an adjustment to earnings for other-than-temporary impairments for these securities was not warranted at March 31, 2011 or December 31, 2010. These conclusions are based on a detailed analysis of the underlying credit and cash flows on each security. The gross unrealized losses are primarily attributable to credit spread widening and increased liquidity discounts. At March 31, 2011, the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before the anticipated recovery of its remaining amortized cost basis.

At March 31, 2011 and December 31, 2010, there were no gross unrealized losses, related to equity securities that represented declines of greater than 20%. Perpetual preferred securities have characteristics of both debt and equity securities. Since an impairment model similar to fixed maturity securities is applied to these securities, an other-than-temporary impairment has not been recognized on certain perpetual preferred securities that have been in a continuous unrealized loss position for twelve months or more as of March 31, 2011 and December 31, 2010. In accordance with its policy described in Note 3, the Company concluded that an adjustment for other-than-temporary impairments for these equity securities was not warranted at March 31, 2011 or December 31, 2010.

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

Level 3 – Fair value is based on at least one or more significant unobservable inputs for the asset or liability. These inputs reflect the Company’s assumptions about the inputs market participants would use in pricing the asset or liability. The Company’s Level 3 assets and liabilities primarily include: certain private fixed maturities and equity securities, certain manually priced public equity securities and fixed maturities, certain highly structured over-the-counter derivative contracts, and embedded derivatives resulting from certain products with guaranteed benefits. Prices are determined using valuation methodologies such as option pricing models, discounted cash flow models and other similar techniques. Non-binding broker quotes, which are utilized when pricing service information is not available, are reviewed for reasonableness based on the Company’s understanding of the market, and are generally considered Level 3. Under certain conditions, based on its observations of transactions in active markets, the Company may conclude the prices received from independent third party pricing services or brokers are not reasonable or reflective of market activity. In those instances, the Company may choose to over-ride the third-party pricing information or quotes received and apply internally developed values to the related assets or liabilities. To the extent the internally developed valuations use significant unobservable inputs, they are classified as Level 3. As of March 31, 2011 and December 31, 2010 these over-rides on a net basis were not material.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

7. FAIR VALUE OF ASSETS AND LIABILITIES (continued)

Asset and Liabilities by Hierarchy Level -The tables below present the balances of assets and liabilities measured at fair value on a recurring basis, as of the dates indicated.

	As of March 31, 2011

	Level 1	Level 2	Level 3	Total

	(in thousands)
Fixed maturities, available for sale:
U.S. government securities	$-	$129,562	$-	$129,562
State and municipal securities	-	76,511	-	76,511
Foreign government securities	-	135,128	-	135,128
Corporate Securities	-	3,761,816	101,585	3,863,401
Asset-backed securities	-	129,280	54,516	183,796
Commercial mortgage-backed securities	-	463,709	-	463,709
Residential mortgage-backed securities	-	220,216	-	220,216

Sub-total	-	4,916,222	156,101	5,072,323
Trading account assets:
Asset backed securities	-	31,610	-	31,610
Equity Securities	8,855	-	-	8,855

Sub-total	8,855	31,610	-	40,465

Equity securities, available for sale	19,214	-	977	20,191
Short term investments	378,949	-	-	378,949
Cash equivalents	35	-	-	35
Other Long Term Investments	-	39,364	244	39,608
Other Assets	-	28,834	-	28,834

Sub-total excluding separate account assets	407,053	5,016,030	157,322	5,580,405

Separate account assets (1)	1,562,804	47,733,292	-	49,296,096

Total assets	$1,969,857	$52,749,322	$157,322	$54,876,501

Future policy benefits	$-	$-	$(48,529)	$(48,529)
Other liabilities	-	-	19,884	19,884

Total liabilities	$-	$-	$(28,645)	$(28,645)

(1)

Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

7. FAIR VALUE OF ASSETS AND LIABILITIES (continued)

	As of December 31, 2010

	Level 1	Level 2	Level 3	Total

	(in thousands)
Fixed maturities, available for sale:
U.S. government securities	$-	$193,305	$-	$193,305
State and municipal securities	-	77,516	-	77,516
Foreign government securities	-	136,513	-	136,513
Corporate Securities	-	3,876,695	74,255	3,950,950
Asset-backed securities	-	160,113	53,857	213,970
Commercial mortgage-backed securities	-	490,569	-	490,569
Residential mortgage-backed securities	-	393,398	-	393,398

Sub-total	-	5,328,109	128,112	5,456,221
Trading account assets:
Asset backed securities	-	70,831	-	70,831
Equity Securities	8,774	-	-	8,774

Sub-total	8,774	70,831	-	79,605

Equity securities, available for sale	16,611	976	-	17,587
Short term investments	228,383	-	-	228,383
Cash equivalents	-	-	-	-
Other long-term investments	-	51,000	-	51,000
Reinsurance Recoverable	-	-	186,735	186,735
Other Assets	-	29,201	-	29,201

Sub-total excluding separate account assets	253,768	5,480,117	314,847	6,048,732

Separate account assets (1)	1,488,369	46,786,974	-	48,275,343

Total assets	$1,742,137	$52,267,091	$314,847	$54,324,075

Future policy benefits	$-	$-	$164,283	$164,283

Total liabilities	$-	$-	$164,283	$164,283

(1)

Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts

The methods and assumptions the Company uses to estimate fair value of assets and liabilities measured at fair value on a recurring basis are summarized below. Information regarding Separate Account Assets is excluded as the risk of assets for these categories is primarily borne by the customers and policyholders.

Fixed Maturity Securities - The fair values of the Company’s public fixed maturity securities are generally based on prices obtained from independent pricing services. Prices from pricing services are sourced from multiple vendors, and a vendor hierarchy is maintained by asset type based on historical pricing experience and vendor expertise. The Company generally receives prices from multiple pricing services for each security, but ultimately uses the price from the pricing service highest in the vendor hierarchy based on the respective asset type. To validate for reasonableness, prices are reviewed by internal asset managers through comparison with directly observed recent market trades and internal estimates of current fair value, developed using market observable inputs and economic indicators. Consistent with the fair value hierarchy described above, securities with validated quotes from pricing services are generally reflected within Level 2, as they are primarily based on observable pricing for similar assets and/or other market observable inputs. If the pricing information received from third party pricing services is not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process with the pricing service. If the pricing service updates the price to be more consistent in comparison to the presented market observations, the security remains within Level 2.

If the Company ultimately concludes that pricing information received from the independent pricing service is not reflective of market activity, non-binding broker quotes are used, if available. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may over-ride the information from the pricing service or broker with an internally developed valuation. As of March 31, 2011 and December 31, 2010 over-rides on a net basis were not material. Internally developed valuations or non-binding broker quotes are also used to determine fair value in circumstances where vendor pricing is not available. These estimates may use significant unobservable inputs, which reflect the Company’s own assumptions about the inputs market participants would use in pricing the asset. Circumstances where observable market data are not available may include events such as market illiquidity and credit events related to the security. Pricing service over-rides, internally developed valuations and non-binding broker quotes are generally included in Level 3 in the fair value hierarchy.

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

Equity Securities - Equity Securities consist principally of investments in common and preferred stock of publicly traded companies. The fair values of most publicly traded equity securities are based on quoted market prices in active markets for identical assets and are classified within Level 1 in the fair value hierarchy. The fair values of preferred equity securities are based on prices obtained from independent pricing services and, in order to validate for reasonableness, are compared with directly observed recent market trades. Accordingly, these securities are generally classified within Level 2 in the fair value hierarchy.

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

Derivatives classified as Level 3 include first-to-default credit basket swaps and other structured products. These derivatives are valued based upon models with some significant unobservable market inputs or inputs from less actively traded markets. The fair values of first-to-default credit basket swaps are derived from relevant observable inputs such as: individual credit default spreads, interest rates, recovery rates and unobservable model-specific input values such as correlation between different credits within the same basket. Other structured options and derivatives are valued using simulation models such as the Monte Carlo technique. Level 3 methodologies are validated through periodic comparison of the Company’s fair values to broker-dealer values. As of March 31, 2011, there were derivatives with the fair value of $244 thousand classified within Level 3, and all other derivatives were classified within Level 2. See Note 8 for more details on the fair value of derivative instruments by primary underlying.

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

Future Policy Benefits – The liability for future policy benefits includes general account liabilities for guarantees on variable annuity contracts, including guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”), accounted for as embedded derivatives. The fair values of the GMAB, GMWB and GMIWB liabilities are calculated as the present value of future expected benefit payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature. This methodology could result in either a liability or asset balance, given changing capital market conditions and various policyholder behavior assumptions. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The determination of these risk premiums requires the use of management judgment.

The Company is also required to incorporate the market perceived risk of its own non-performance in the valuation of the embedded derivatives associated with its optional living benefit features. Since insurance liabilities are senior to debt, the Company believes that reflecting the financial strength ratings of the Company in the valuation of the liability or asset appropriately takes into consideration the Company’s own risk of non-performance. To reflect the market’s perception of its non-performance risk, the Company incorporates an additional spread over LIBOR into the discount rate used in the valuations of the embedded derivatives associated with its optional living benefit features. The additional spread over LIBOR is determined taking into consideration publicly available information relating to the financial strength of the Company, as indicated by the credit spreads associated with funding agreements issued by an affiliated company. The Company adjusts these credit spreads to remove any liquidity risk premium. The additional spread over LIBOR incorporated into the discount rate as of March 31, 2011 generally ranged from 50 to 150 basis points for the portion of the interest rate curve most relevant to these liabilities. This additional spread is applied at an individual contract level and only to those embedded derivatives in a liability position and not to those in an asset position.

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

Transfers between Levels 1 and 2 – During the three months ended March 31, 2011, there were no material transfers between Level 1 and Level 2.

Changes in Level 3 assets and liabilities - The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the three months ended March 31, 2011, as well as the portion of gains or losses included in income for the three months ended March 31, 2011 attributable to unrealized gains or losses related to those assets and liabilities still held at March 31, 2011.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

7. FAIR VALUE OF ASSETS AND LIABILITIES (continued)

	Three Months Ended March 31, 2011

	Fixed Maturities, Available For Sale – Corporate Securities	Fixed Maturities, Available For Sale – Asset- Backed Securities	Equity Securities, Available For Sale	Other Long Term Investments

Fair value, beginning of period assets/(liabilities)	$74,255	$53,858	$-	$-
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	26	-	-	244
Included in other comprehensive income (loss)	(1,244)	763	1	-
Net investment income	1,113	118	-	-
Purchases	950	-	-	-
Settlements	(741)	(223)	-	-
Transfers into Level 3 (1)	27,226	-	976	-
Transfers out of Level 3 (1)	-	-	-	-

Fair value, end of period assets/(liabilities)	$101,585	$54,516	$977	$244

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$-	$-	$-	$219
Asset administration fees and other income	$-	$-	$-	$-
Included in other comprehensive income (loss)	$(1,251)	$763	$1	$-

	Three Months Ended March 31, 2011

	Future Policy Benefits	Other Liabilities(3)

	(in thousands)
Fair value beginning of period assets/(liabilities),	$(164,283)	$186,735
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	267,573	(258,893)
Purchases	(54,761)	52,274
Settlements	-	-
Transfers into Level 3 (1)	-	-
Transfers out of Level 3 (1)	-	-

Fair value, end of period assets/(liabilities)	$48,529	$(19,884)

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$265,376	$(256,598)
Interest credited to policyholders’ account balances	$-	$-
Included in other comprehensive income (loss)	$-	$-

(1)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(2)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(3)	Reinsurance Liabilities classified as Reinsurance Recoverable at December 31, 2010 were reclassified to Other Liabilities at March 31, 2011 as they were in a net liability position.

Transfers – As a part of an ongoing assessment of pricing inputs to ensure appropriateness of the level classification in the fair value hierarchy the Company may reassign level classification from time to time. As a result of such a review, it was determined that the pricing inputs for perpetual preferred stocks provided by third party pricing services were primarily based on non-binding broker quotes which could not always be verified against directly observable market information. Consequently, perpetual preferred stocks were transferred into Level 3 within the fair value hierarchy. This represents the majority of the transfers into Level 3 for Equity Securities Available for Sale, Trading Account Assets Supporting Insurance Liabilities – Equity Securities and Other Trading Account Assets – Equity Securities. Other transfers into Level 3 were primarily the result of unobservable inputs utilized within valuation methodologies and the use of broker quotes (that could not be validated) when previously, information from third party

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

7. FAIR VALUE OF ASSETS AND LIABILITIES (continued)

pricing services (that could be validated) was utilized. Transfers out of Level 3 were primarily due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company was able to validate.

The following table provides a summary of the changes in fair value of Level 3 assets and liabilities for the three months ended March 31, 2010, as well as the portion of gains or losses included in income for three months ended March 31, 2010 attributable to unrealized gains or losses related to those assets and liabilities still held at March 31, 2010.

	Three Months Ended March 31, 2010

	Fixed Maturities, Available For Sale – Corporate Securities	Fixed Maturities, Available For Sale – Foreign Government Bonds	Fixed Maturities, Available For Sale – Asset- Backed Securities

	(in thousands)
Fair value beginning of period assets/(liabilities),	$63,634	$1,219	$43,795
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	-	-	(1,247)
Purchases, sales, issuances, and settlements	-	-	-
Included in other comprehensive income (loss)	280	(16)	(1,215)
Net investment income	951	-	(204)
Purchases, sales, issuances, and settlements	(127)	-	(115)
Transfers into Level 3 (1)	-	-	-
Transfers out of Level 3 (1)	-	-	-

Fair value, end of period assets/(liabilities)	$64,738	$1,203	$41,014

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$-	$-	$(654)
Asset management fees and other income	$-	$-	$-
Included in other comprehensive income (loss)	$280	$(16)	$(1,215)

	Three Months Ended March 31, 2010

	Future Policy Benefits	Other Liabilities (3)

	(in thousands)
Fair value beginning of period assets/(liabilities),	$(10,874)	$40,298
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	191,549	(186,508)
Purchases, sales, issuances, and settlements	(44,755)	42,729
Transfers into Level 3 (1)	-	-
Transfers out of Level 3 (1)	-	-

Fair value, end of period assets/(liabilities)	$135,920	$(103,481)

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$192,678	$(187,161)
Interest credited to policyholder account	$-	$-
Included in other comprehensive income (loss)	$-	$-

(1)	Transfers into or out of level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(2)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(3)	Reinsurance Liabilities classified as Reinsurance Recoverable at December 31, 2009 were reclassified to Other Liabilities at March 31, 2010 as they were in a net liability position.

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

The following table discloses the Company’s financial instruments where the carrying amounts and fair values may differ:

	March 31, 2011		December 31, 2010

	Carrying value	Fair value	Carrying value	Fair value
(in thousands)
Assets:
Commercial Mortgage and other Loans	$ 433,763	$ 464,509	$ 431,432	$ 465,099
Policy loans	$ 13,899	$ 13,401	$ 13,905	$ 18,374
Liabilities:
Investment Contracts - Policyholders’ Account Balances	$ 62,066	$ 61,733	$ 58,549	$ 58,679

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

The Company has sold variable annuity contracts that include certain optional living benefit features that are treated as embedded derivatives. The Company has reinsurance agreements to transfer the risk related to certain of these embedded derivatives to an affiliate, Pruco Reinsurance Ltd. (“Pruco Re”). The embedded derivatives related to the living benefit features and the related reinsurance agreements are carried at fair value. Mark-to-market changes in the fair value of the underlying contractual guarantees are determined using valuation models as described in Note 7, and are recorded in “Realized investment gains/(losses), net.”

The fair value of the living benefit feature embedded derivatives included in “Future policy benefits” was an asset of $48.5 million as of March 31, 2011 and liability of $164.3 million as of December 31, 2010. The fair value of the embedded derivatives related to the reinsurance of certain of these benefits to Pruco Re included in “Reinsurance Recoverable” was a contra-asset of $19.9 million as of March 31, 2011 and an asset of $186.7 million as of December 31, 2010

Primarily in the reinsurance affiliate, equity options and futures as well as interest rate derivatives are purchased to the living benefit features accounted for as embedded derivatives against changes in equity markets, interest rates, and market volatility. Prior to the third quarter of 2010, the hedging strategy sought to generally match the sensitivities of the embedded derivative liability as defined by GAAP, excluding the impact of the market-perceived risk of non-performance, with capital market derivatives. In the third quarter of 2010, the hedging strategy was revised as, in a low interest rate environment, management of the company and reinsurance affiliates does not believe the GAAP value of the embedded derivative liability to be an appropriate measure for determining the hedge target. The new hedge target is grounded in a GAAP/capital markets valuation framework but incorporates modifications to the risk-free return assumption to account for the fact that the underlying customer separate account funds which support these living benefits are invested in assets that contain risk. The modifications include the removal of a volatility risk margin embedded in the valuation technique used to fair value the embedded derivative liability under GAAP, and the inclusion of a credit spread over the risk-free rate used to estimate future growth of bond investments in the customer separate account funds. This new strategy will result in differences each period between the change in the value of the embedded derivative liability as defined by GAAP and the change in the value of the hedge positions, potentially increasing volatility in GAAP earnings in the Company and the reinsurance affiliate, and increasing volatility in the amortization of deferred acquisition and other costs of the Company as a result of the gross profits impact. In addition, consistent with sound risk management practices, management of the Company and reinsurance affiliates evaluates hedge levels versus the target given the overall capital considerations of our ultimate parent Company, Prudential Financial Inc., and prevailing capital market conditions and may decide to temporarily hedge to an amount that differs from the hedge target definition.

In the second quarter of 2009, the Company began the expansion of our hedging program to include a portion of the market exposure related to our overall capital position including the impact of certain statutory reserve exposures. These capital hedges primarily consisted of equity-based total return swaps that were designed to partially offset changes in our capital position resulting from market driven changes in certain living and death benefit features of our variable annuity products. During the second quarter of

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

8. DERIVATIVE INSTRUMENTS (continued)

2010, the capital hedge program was terminated in lieu of a new program managed at the Prudential Financial level that more broadly addresses equity market exposure of the overall statutory capital of Prudential Financial and its subsidiaries, as a whole under stress scenarios. A portion of the derivatives related to the new program were purchased by the Company.

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

	March 31, 2011			December 31, 2010
	Notional	Fair Value		Notional		Fair Value
	Amount	Assets	Liabilities	Amount		Assets	Liabilities
	(in thousands)
Qualifying Hedge Relationships
Currency/Interest Rate	$36,071	$-	$(3,538)	$	36,072	$152	$(2,606)

Total Qualifying Hedge Relationships	$36,071	$-	$(3,538)	$	36,072	$152	$(2,606)

Non-qualifying Hedge Relationships
Interest Rate	$1,609,200	$55,166	$(9,963)	$	913,700	$56,896	$(6,727)
Credit	399,050	2,776	(2,942)		350,050	2,810	(3,104)
Currency/Interest Rate	58,150	574	(6,312)		60,439	1,622	(6,829)
Equity	10,379,219	10,941	(7,094)		10,374,514	30,278	(21,492)

Total Non-qualifying Hedge Relationships	$12,445,619	$69,457	$(26,311)	$	11,698,703	$91,606	$(38,152)

Total Derivatives (1)	$12,481,690	$69,457	$(29,849)	$	11,734,775	$91,758	$(40,758)

(1)

Excludes embedded derivatives which contain multiple underlyings. The fair value of these embedded derivatives was an asset of $46.3 million as of March 31, 2011 and a liability of $166.8 million as of December 31, 2010, included in “Future policy benefits” and “Fixed maturities available for sale.”

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

The following table provides the financial statement classification and impact of derivatives used in qualifying and non-qualifying hedge relationships, excluding the offset of the hedged item in an effective hedge relationship:

	Three Months ended March 31,
	2011	2010

	(in thousands)
Qualifying
Cash Flow Hedges
Currency /Interest Rate
Net Investment Income	$(8)	$7
Other Income	(36)	(2)
Accumulated Other Comprehensive Income (Loss)(1)	(1,064)	(269)

Total Cash Flow Hedges	$(1,108)	$(264)

Non- qualifying hedges
Realized investment gains (losses), net
Interest Rate	$(2,164)	$11,982
Currency/Interest Rate	(1,776)	530
Credit	288	(39)
Equity	(9,605)	(15,719)
Embedded Derivatives (2)	(3,691)	(3,454)

Total non-qualifying hedges	$(16,948)	$(6,700)

Total Derivative Impact	$(18,056)	$(6,964)

(1)	Amounts deferred in Equity
(2)

Primarily includes the following: 1) mark-to-market on embedded derivatives of $(212.8) million; 2) fees ceded of $56.4 million; offset by 3) change in reinsurance recoverable of $(206.6) million; and 4) fees attributed to embedded derivative of $54.8 million as of March 31, 2011.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

8. DERIVATIVE INSTRUMENTS (continued)

For the period ending March 31, 2011 the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations and there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.

Presented below is a roll forward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in thousands)
Balance, December 31, 2010	$(2,462)
Net deferred gains on cash flow hedges from January 1 to March 31, 2011	(1,108)
Amount reclassified into current period earnings	44

Balance, March 31, 2011	$(3,526)

As of March 31, 2011, the Company does not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 6 years. Income amounts deferred in “Accumulated other comprehensive income (loss)” as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” in the Statements of Equity.

Credit Derivatives Written

The following tables set forth the Company’s exposure from credit derivatives where the Company has written credit protection, excluding embedded derivatives contained in externally-managed investments in European markets, by NAIC rating of the underlying credits as of the dates indicated.

		March 31, 2011
		Single Name		First To Default Basket		Total
NAIC Designation (1)	Rating Agency Equivalent	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
		(in thousands)
1	Aaa, Aa, A	$344,000	$2,368	$-	$-	$344,000	$2,368
2	Baa	25,000	328	-	-	25,000	328

	Subtotal Investment Grade	$369,000	$2,696	$-	$-	$369,000	$2,696

3	Ba	$-	$-	$-	$-	$-	$-

	Subtotal Below Investment Grade	$-	$-	$-	$-	$-	$-

Total		$369,000	$2,696	$-	$-	$369,000	$2,696

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

	March 31, 2011				December 31, 2010
Industry	Notional		Fair Value		Notional		Fair Value
	(in thousands)
Corporate Securities:
Manufacturing	$	40,000	$	249	$	40,000	$	249
Finance		54,000		244		-		-
Services		20,000		93		20,000		101
Energy		20,000		205		20,000		220
Transportation		25,000		187		25,000		203
Retail and Wholesale		20,000		166		20,000		189
Other		190,000		1,552		190,000		1,709
First to Default Baskets(1)		-		-		-		-

Total Credit Derivatives	$	369,000	$	2,696	$	315,000	$	2,671

(1)	Credit default baskets may include various industry categories.

The Company writes credit derivatives under which the Company is obligated to pay a related party counterparty the referenced amount of the contract and receive in return the defaulted security or similar security. The Company’s maximum amount at risk under these credit derivatives, assuming the value of the underlying referenced securities become worthless, is $369.0 million notional of credit default swap (“CDS”) selling protection at March 31, 2011. These credit derivatives generally have maturities of five years or less.

The Company holds certain externally-managed investments in the European market which contain embedded derivatives whose fair value are primarily driven by changes in credit spreads. These investments are medium term notes that are collateralized by investment portfolios primarily consisting of investment grade European fixed income securities, including corporate bonds and asset-backed securities, and derivatives, as well as varying degrees of leverage. The notes have a stated coupon and provide a return based on the performance of the underlying portfolios and the level of leverage. The Company invests in these notes to earn a coupon through maturity, consistent with its investment purpose for other debt securities. The notes are accounted for under U.S. GAAP as available for sale fixed maturity securities with bifurcated embedded derivatives (total return swaps). Changes in the value of the fixed maturity securities are reported in Stockholders’ Equity under the heading “Accumulated Other Comprehensive Income” and changes in the market value of the embedded total return swaps are included in current period earnings in “Realized investment gains (losses), net.” The Company’s maximum exposure to loss from these investments was $7.7 million and $7.5 million at March 31, 2011 and December 31, 2010, respectively.

In addition to selling credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of March 31, 2011 the Company had $30.0 million of outstanding notional amounts reported at fair value as a liability of $2.9 million.

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

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Prudential Annuities Life Assurance Corporation (“PALAC” or the “Company”), formerly known as American Skandia Life Assurance Corporation, as of March 31, 2011 compared with December 31, 2010, and its results of operations for the three months ended March 31, 2011 and 2010. You should read the following analysis of our financial condition and results of operations in conjunction with the audited Financial Statements, and the “Risk Factors” section included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, the statements under “Forward Looking Statements”, and the Unaudited Interim Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

The asset transfer feature, included in the design of certain optional living benefits, transfers assets between the variable investments selected by the annuity contractholder and, depending on the benefit feature, a fixed rate account in the general account or a bond portfolio within the separate account. The potential transfers are based on the static mathematical formula used with the particular optional benefit which considers a number of factors, including the impact of investment performance on the contractholder’s total account value. In general, negative investment performance may result in transfers to either a fixed rate account in the general account or a bond portfolio within the separate account, and positive investment performance may result in transfers back to contractholder-selected investments. Overall, the asset transfer feature is designed to help mitigate our exposure to equity market risk and market volatility. Beginning in 2009, our offerings of optional living benefit features associated with variable annuity products all include an asset transfer feature, and in 2009 we discontinued any new sales of optional living benefit features without an asset transfer feature. Other product design elements we utilize for certain products to manage these risks include investment option restrictions and minimum issuance age requirements. As of March 31, 2011 approximately $42.7 billion or 80% of total variable annuity account values contain a living benefit feature, compared to approximately $42.1billion or 79% as of December 31, 2010. As of March 31, 2011 approximately $30.8 billion or 72% of variable annuity account values with living benefit features included an asset transfer feature in the product design, compared to approximately $29.0 billion or 69% as of December 31, 2010.

As mentioned above, in addition to our asset transfer feature, we also manage certain risks associated with our variable annuity products through hedging programs and affiliated reinsurance arrangements. Primarily in the reinsurance affiliate, equity options and futures as well as interest rate derivatives are purchased to hedge certain living benefit features accounted for as embedded derivatives against changes in equity markets, interest rates, and market volatility. Prior to the third quarter of 2010, the hedging strategy sought to generally match the sensitivities of the embedded derivative liability as defined by GAAP, excluding the impact of the market-perceived risk of non-performance, with capital market derivatives. In the third quarter of 2010, the hedging strategy was revised as, in a low interest rate environment, management of the Company and reinsurance affiliates does not believe the GAAP value of the embedded derivative liability to be an appropriate measure for determining the hedge target. The new hedge target is grounded in a GAAP/capital markets valuation framework but incorporates modifications to the risk-free return assumption to account for the fact that the underlying customer separate account funds which support these living benefits are invested in assets that contain risk. The modifications include the removal of a volatility risk margin embedded in the valuation technique used to fair value the embedded derivative liability under GAAP, and the inclusion of a credit spread over the risk-free rate used to estimate future growth of bond investments in the customer separate account funds. This new strategy will result in differences each period between the change in the value of the embedded derivative liability as defined by GAAP and the change in the value of the hedge positions, potentially increasing volatility in GAAP earnings in the Company and the reinsurance affiliate, and increasing volatility in the amortization of deferred acquisition and other costs of the Company as a result of the gross profits impact. In addition, consistent with sound risk management practices, management of the company and reinsurance affiliates evaluates hedge levels versus the target given the overall capital considerations of our ultimate parent Company, Prudential Financial Inc., and prevailing capital market conditions and may decide to temporarily hedge to an amount that differs from the hedge target definition.

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

Significant Accounting Policies

For information on the Company’s significant accounting policies, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The Company’s Changes in Financial Position and Results of Operations are described below.

Changes in Financial Position

2011 versus 2010

Total assets increased by $522 million, from $57.3 billion at December 31, 2010 to $57.8 billion at March 31, 2011. Separate account assets increased by $1.0 billion, primarily driven by market appreciation and transfers of balances from the general account to the separate accounts primarily as a result of the asset transfer feature embedded, in some of our optional living benefit features, as discussed above and transfers from a customer elected dollar cost averaging (“DCA”) program. Partially offsetting the above increase in total assets was a decrease in fixed maturities of $384 million driven by the aforementioned transfers related to the asset transfer feature and DCA program. Additionally, reinsurance recoverables decreased by $187 million driven by mark-to-market decreases in the reinsured liability for living benefit embedded derivatives primarily resulting from a decrease in the present value of future expected benefit payments driven by favorable market conditions.

During the period, total liabilities increased by $436 million, from $55.4 billion at December 31, 2010 to $55.8 billion at March 31, 2011. Separate account liabilities increased by $1.0 billion offsetting the increase in separate accounts assets above. Partially offsetting the above increase in total liabilities was a decrease in policyholders’ account balances of $472 million primarily driven by transfers of customer account values to the separate account from the general account as a result of the asset transfer feature embedded in some of our optional living benefit features, and transfers from the DCA program. Additionally, future policy benefits and other policyholder liabilities decreased by $213 million driven by a decrease in the liability for living benefit embedded derivatives, as discussed above.

Results of Operations

2011 versus 2010 Comparison

Net Income

Net income increased $87 million from $32 million in the first quarter of 2010 to $119 million in the first quarter of 2011. The gain is driven by a $126 million increase in income from operations before income taxes, as discussed below, partially offset by a $39 million increase in income tax expense.

The increase in income from operations before taxes was driven by a favorable variance from lower amortization of deferred policy acquisition (“DAC”) and other costs primarily related to the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions, as discussed in more detail below. Also contributing to the increase was an increase in fee income, net of higher distribution costs, due to higher average separate account balances, net market appreciation and net transfers of balances from the general account to the separate accounts over the past twelve months. The transfer of balances from the general account relates to both transfers from a customer-elected dollar cost averaging program of approximately $589 million and approximately $551 million of net transfers primarily from the asset transfer feature, in some of our optional living benefit features. The asset transfer feature is part of the overall product design, and as a result of market improvements, transferred balances out of the fixed-rate account in our general account to the separate accounts from April 1, 2010 through March 31, 2011. Partially offsetting these items was an unfavorable variance related to adjustments to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products and to our estimate of total gross profits used as a basis for amortizing deferred policy acquisition and other costs. These adjustments are discussed in more detail below.

We amortize DAC and other costs over the expected lives of the contracts based on the level and timing of gross profits on the underlying product. In calculating gross profits, we consider mortality, persistency, and other elements as well as rates of return on investments associated with these contracts and include profits and losses related to these contracts that are reported in affiliated legal entities other than the Company as a result of, for example, reinsurance agreements with those affiliated entities. The Company is an indirect subsidiary of Prudential Financial (an SEC registrant) and has extensive transactions and relationships with other subsidiaries of Prudential Financial, including reinsurance agreements, as discussed in Note 5 to the Unaudited Interim Financial Statements. Incorporating all product-related profits and losses in gross profits, including those that are reported in affiliated legal entities, produces a DAC and other costs amortization pattern representative of the economics of the products.

As mentioned above, included in the favorable variance from lower amortization of DAC and other costs, was a $102 million favorable variance in amortization related to the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions. This impact primarily relates to changes in the market perceived risk of non-performance (“NPR”) in the valuation of the reinsured living benefit liabilities. We incorporate the market-perceived risk of non-performance of our affiliates’ in the valuation of the embedded derivatives associated with our living benefit features on our variable annuity contracts. To reflect the market’s perception of our own risk of non-performance, we incorporate an additional spread over LIBOR into the discount rate used in the valuation of the embedded derivative liabilities. In the first quarter of 2011, a negative adjustment for the market’s perception of NPRs in the reinsurance affiliate, were driven by decreases in the reinsured living benefit liabilities due to favorable market conditions. These losses resulted in a favorable variance from lower amortization of DAC and other costs.

As shown in the following table, income from operations for the first quarter of 2011 included $13 million of benefits related to adjustments to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products and to our estimate of total gross profits used as a basis for amortizing DAC and other costs, compared to $22 million of benefits included in the first quarter of 2010, resulting in a $9 million unfavorable variance.

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
	Amortization of DAC and Other Costs (1)	Reserves for GMDB / GMIB (2)	Total	Amortization of DAC and Other Costs (1)	Reserves for GMDB / GMIB (2)	Total
	(in thousands)
Quarterly market performance adjustment	$10,570	$7,222	$17,792	$6,839	$5,531	$12,370
Quarterly adjustment for current period experience	(9,099)	4,831	(4,268)	(7,828)	17,595	9,767

Total	$1,471	$12,053	$13,524	$(989)	$23,126	$22,137

(1)	Amounts reflect (charges) or benefits for (increases) or decreases, respectively, in the amortization of deferred policy acquisition, or DAC, and other costs.
(2)

Amounts reflect (charges) or benefits for reserve (increases) or decreases, respectively, related to the guaranteed minimum death and income benefit, or GMDB / GMIB, features of our variable annuity products.

As shown in the table above, results for both periods include quarterly updates for the impact of fund performance on our amortization of DAC and other costs and GMDB/GMIB reserves for our variable annuity products. Results for the first quarter of 2011 included $18 million of benefits associated with these quarterly updates due to overall favorable market performance. The actual rates of return on annuity account values for the first quarter of 2011 was 3.6% compared to our expected rate of return of 1.5%. The first quarter of 2010 updates resulted in benefits of $12 million due to favorable market performance. The actual rate of return on annuity account values for the first quarter of 2010 was 3.3% compared to our previously expected rate of return of 1.8%.

We derive our near-term future rate of return assumptions using a reversion to the mean approach, a common industry practice. Under this approach, we consider actual returns over a period of time and initially adjust future projected returns over a four year period so that the assets are projected to grow at the long-term expected rate of return for the entire period. The near-term future projected return across all contract groups is 5.8% per annum as of March 31, 2011, or approximately 1.4% per quarter. Beginning in the fourth quarter of 2008 and continuing through the first quarter of 2011, the projected near-term future annual rate of return calculated using the reversion to the mean approach for some contract groups was greater than our maximum future rate of return assumption across all asset types for this business. In those cases, we utilize the maximum future rate of return over the four year period, thereby limiting the impact of the reversion to the mean on our estimate of total gross profits. The near-term blended maximum future rate of return, for these impacted contract groups, under the reversion to the mean approach is 9.3% at the end of the first quarter of 2011. Included in the blended maximum future rate are assumptions for returns on various asset classes, including a 5.7% annual weighted average rate of return on fixed income investments and a 13% annual maximum rate of return on equity investments.

The $4 million charge in the first quarter of 2011 and the $10 million benefit in the first quarter of 2010 for the quarterly adjustments for current period experience shown in the table above primarily reflect the impact of differences between actual gross profits for the period and the previously estimated expected gross profits for the period, as well as an update for current and future expected claims costs associated with the guaranteed minimum death and income benefit features of our variable annuity products. The unfavorable variance related to the amortization DAC and other costs was primarily driven by differences in market conditions in first quarter of 2010 compared to first quarter of 2011. The unfavorable variance related to the adjustment to the GMDB/GMIB reserves was primarily driven by differences in actual lapse experience and contract guarantee claim costs in first quarter of 2010 compared to first quarter of 2011.

Revenues

Revenues increased $19 million, from $352 million in the first quarter of 2010 to $371 million in the first quarter of 2011. Premiums increased $1.1 million, from $7.4 million in the first quarter of 2010 to $8.5 million in the first quarter of 2011, reflecting an increase in funds from customers electing to enter into the payout phase of their annuity contracts.

Policy charges and fee income increased $20 million, from $184 million in the first quarter of 2010 to $204 million in the first quarter of 2011 driven by higher fee income primarily driven by an increase in average variable annuity asset balances invested in separate accounts as discussed above. Also included in the above increases was a favorable variance of $13 million from lower market value adjustments related to the Company’s market value adjusted investment option (the “MVA option”) driven by market conditions and transfer of assets to the separate account primarily due to the asset transfer feature. Partially offsetting the above increases was a $27 million benefit in fee income in the prior year quarter from refinements based on a review and settlement of reinsurance contracts related to acquired business.

Net investment income decreased $17 million from $98 million in the first quarter 2010 to $81 million in the first quarter of 2011 as a result of lower average annuity account values in the general account also resulting from transfers from the fixed-rate option in the general account to the separate accounts, as discussed above.

Asset administration fees and other income increased $10 million, from $69 million in the first quarter of 2010 to $79 million in the first quarter of 2011 as a result of higher average variable annuity asset balances invested in separate accounts, as discussed above.

Realized investment gains/losses, net, increased by $5.0 million from a loss of $7 million in the first quarter of 2010 to a loss $2 million in the first quarter of 2011. This increase was driven by favorable variance related to losses in first quarter 2010 from derivative positions associated with our terminated capital hedging program, as discussed above.

Benefits and Expenses

Benefits and expenses decreased $108 million from $325 million in the first quarter of 2010 to $217 million in the first quarter of 2011.

Policyholders’ benefits increased $16 million, from a benefit of $2 million in the first quarter of 2010 to a charge of $14 million in the first quarter of 2011, primarily due to the adjustments to the reserves for the GMDB/GMIB reserves benefit features of our variable annuity products related to our quarterly adjustments to reflect current period experience and market performance, as discussed above.

Interest credited to policyholders’ account balances decreased $55 million, from $122 million in the first quarter of 2010 to $67 million in the first quarter of 2011, due to lower deferred sales inducements (“DSI”) amortization primarily related to the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions, as discussed above. Also contributing to the decrease was lower interest credited to policyholders’ account balances due to lower average annuity account values in the fixed-rate option of the general account.

Amortization of deferred policy acquisition costs decreased by $62 million, from $92 million in the first quarter of 2010 to $30 million in the first quarter of 2011, primarily due to lower DAC amortization related to the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions, as discussed above.

General, administrative and other expenses decreased by $7 million, from $113 million in the first quarter of 2010 to $106 million in the first quarter of 2011, primarily driven by lower expenses due to the launch of the new product line in March 2010 in Pruco Life Insurance Company and Pruco Life Insurance Company of New Jersey.

Income Taxes

Our income tax provision amounted to an income tax expense of $35 million for the three months ended March 31, 2011 compared to income tax benefit of $5 million for the three months ended March 31, 2010. The increase in income tax expense was primarily driven by the increase in pretax income.

The Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by the Internal Revenue Service (“IRS”) or other taxing authorities. Audit periods remain open for review until the statute of limitations has passed. Generally, for tax years which produce net operating losses, capital losses or tax credit carryforwards (“tax attributes”), the statute of limitations does not close, to the extent of these tax attributes, until the expiration of the statute of limitations for the tax year in which they are fully utilized. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the liability for income taxes. The statute of limitations for the 2002 tax year expired on April 30, 2009. The statute of limitations for the 2003 tax year expired on July 31, 2009. The statute of limitations for the 2004 through 2007 tax years will expire in February 2012, unless extended. Tax years 2008 through 2010 are still open for IRS examination. The Company does not anticipate any significant changes within the next 12 months to its total unrecognized tax benefits related to tax years for which the statute of limitations has not expired.

The dividends received deduction (“DRD”) reduces the amount of dividend income subject to U.S. tax and is a significant component of the difference between the Company’s effective tax rate and the federal statutory tax rate of 35%. The DRD for the current period was estimated using information from 2010, current year results, and was adjusted to take into account the current year’s equity market performance. The actual current year DRD can vary from the estimate based on factors such as, but not limited to, changes in the amount of dividends received that are eligible for the DRD, changes in the amount of distributions received from mutual fund investments, changes in the account balances of variable life and annuity contracts, and the Company’s taxable income before the DRD.

In August 2007, the IRS released Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the DRD related to variable life insurance and annuity contracts. In September 2007, the IRS released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54 and informed taxpayers that the U.S. Treasury Department and the IRS intend to address through new regulations the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts. On February 14, 2011, the Obama Administration released the “General Explanations of the Administration’s Revenue Proposals.” Although the Administration has not released proposed statutory language, one proposal would change the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through regulation or legislation, could increase actual tax expense and reduce the Company’s consolidated net income. These activities had no impact on the Company’s 2010 or first quarter 2011 results.

In December 2006, the IRS completed all fieldwork with respect to its examination of the consolidated federal income tax returns for tax years 2002 and 2003. The final report was initially submitted to the Joint Committee on Taxation for their review in April 2007. The final report was resubmitted in March 2008 and again in April 2008. The Joint Committee returned the report to the IRS for additional review of an industry issue regarding the methodology for calculating the DRD related to variable life insurance and annuity contracts. The IRS completed its review of the issue and proposed an adjustment with respect to the calculation of the DRD. In order to expedite receipt of an income tax refund related to the 2002 and 2003 tax years, the Company agreed to such adjustment. The report, with the adjustment to the DRD, was submitted to the Joint Committee on Taxation in October 2008. The Company was advised on January 2, 2009 that the Joint Committee completed its consideration of the report and took no exception to the conclusions reached by the IRS. Accordingly, the final report was processed and a $157 million refund was received by the Company’s parent, Prudential Financial, in February 2009. The Company believed that its return position with respect to the calculation of the DRD is technically correct. Therefore, the Company filed protective refund claims on October 1, 2009 to recover the taxes associated with the agreed upon adjustment. The IRS issued an Industry Director Directive (“IDD”) in May 2010 stating that the methodology for calculating the DRD set forth in Revenue Ruling 2007-54 should not be followed. The IDD also confirmed that the IRS guidance issued before Revenue Ruling 2007-54, which guidance the Company relied upon in calculating its DRD, should be used to determine the DRD. The Company’s parent, Prudential Financial, has received a refund of approximately $3 million which represents the taxes associated with the previously agreed upon DRD adjustment plus interest. These activities had no impact on the Company’s 2010 or first quarter 2011 results.

In January 2007, the IRS began an examination of tax years 2004 through 2006. For tax years 2007 through 2010, the Company is participating in the IRS’s Compliance Assurance Program (“CAP”). Under CAP, the IRS assigns an examination team to review completed transactions contemporaneously during these tax years in order to reach agreement with the Company on how they should be reported in the tax returns. If disagreements arise, accelerated resolutions programs are available to resolve the disagreements in a timely manner before the tax returns are filed. It is management’s expectation this program will shorten the time period between the filing of the Company’s federal income tax returns and the IRS’s completion of its examination of the returns.

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

Similar to our planning and management process for liquidity, we use a Capital Protection Framework to ensure the availability of adequate capital under reasonably foreseeable contingencies. The Capital Protection Framework is used to assess potential capital needs arising from severe market related distress and sources of capital available to us to meet those needs. Potential sources include on-balance sheet capital, equity derivatives and other contingent sources of capital.

The Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010, could result in the imposition of new capital, liquidity and other requirements on Prudential Financial and the Company. See Item 1. Business -“Regulatory Environment” in our 2010 Annual Report on Form 10-K for information regarding the potential effects of the Dodd-Frank Act on the Company and its affiliates.

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

  Liquid Assets

Liquid assets include cash, cash equivalents, short-term investments, most fixed maturities that are not designated as held to maturity and public equity securities. As of March 31, 2011 and December 31, 2010, the Company had liquid assets of $5.5 billion and $5.8 billion, respectively, which includes a portion financed with asset-based financing. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $0.4 billion and $0.2 billion as of March 31, 2011 and December 31, 2010, respectively. We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in calculating internal liquidity measures in order to evaluate the adequacy of our operations’ liquidity under a variety of stress scenarios. We believe that the liquidity profile of our assets is sufficient to satisfy current liquidity requirements, including under foreseeable stress scenarios.

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

  Capital

The Risk Based Capital, or RBC, ratio is a primary measure by which we evaluate the capital adequacy of the Company. Prudential Financial manages its domestic insurance subsidiaries’ RBC ratios including the Company’s to a level that is consistent with the ratings targets for those subsidiaries and in excess of the minimum levels required by applicable insurance regulations. RBC is determined by statutory guidelines and formulas that consider, among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products, interest rate risks and general business risks. The RBC ratio calculations are intended to assist insurance regulators in measuring the adequacy of an insurer’s statutory capitalization. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities.

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

During 2010, as part of its Capital Protection Framework, Prudential Financial developed a broad view of the impact of market distress on the statutory capital of Prudential Financial and its subsidiaries, as a whole. In the second quarter of 2010, the capital hedge program was terminated as described under “—Products” and equity index-linked derivative transactions were entered into that are designed to mitigate the impact of a severe equity market stress event on the statutory capital of Prudential Financial and its subsidiaries, as whole. A portion of the derivatives related to the new program were purchased by the Company. The program focuses on tail risk in order to protect statutory capital in a cost-effective manner under stress scenarios. Prudential Financial assesses the composition of the hedging program on an ongoing basis and may change it from time to time based on an evaluation of its risk position or other factors.

In addition to hedging the equity market exposure as mentioned above, we also manage certain risks associated with our variable annuity products through hedging programs and affiliated reinsurance arrangements. Primarily in the reinsurance affiliate, we purchase equity options and futures as well as interest rate derivatives are purchased to hedge certain optional living benefit features accounted for as embedded derivatives against changes in equity markets, interest rates, and market volatility. Historically, the hedging strategy sought to generally match the sensitivities of the embedded derivative liability as defined by GAAP, excluding the impact of the market-perceived risk of non-performance, with capital market derivatives. In the third quarter of 2010, the hedging strategy was revised as, in a low interest rate environment, management of the Company and reinsurance affiliates does not believe the GAAP value of the embedded derivative liability to be an appropriate measure for determining the hedge target. For additional information regarding the change in hedging strategy see “Products”.

Certain of the Company’s living benefit guarantees are ceded to an affiliated offshore captive reinsurance company. A reinsurance trust is established by the affiliated offshore captive reinsurance company to satisfy reinsurance reserve credit requirements. These reserve credits allow the Company to reduce the level of statutory capital it is required to hold. Reinsurance credit reserve requirements can move materially in either direction due to changes in equity markets and interest rates, actuarial assumptions and other factors. Higher reinsurance credit reserve requirements would necessitate depositing additional assets in the statutory reserve credit trusts, while lower reinsurance credit reserve requirements would allow assets to be removed from the statutory reserve credit trusts. We expect Prudential Financial would satisfy those additional needs through a combination of funding the reinsurance credit trusts with available cash, certain hedge assets or collateral associated with the hedge positions, and loans from Prudential Financial and/or affiliates. Prudential Financial also continues to evaluate other options to address reserve credit needs such as obtaining letters of credit. Favorable equity market conditions and higher interest rates in the first quarter of 2011 led to a decline in the need to fund the captive reinsurance trusts by an the amount of $66 million.

Item 4.  Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, or the “Exchange Act”, as of March 31, 2011. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2011, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to legal and regulatory actions in the ordinary course of our businesses, including class action lawsuits. Our pending legal and regulatory actions include proceedings specific to the Company and proceedings generally applicable to business practices in the industry in which we operate. We may be subject to class action lawsuits and other litigation alleging, among other things, that we made improper or inadequate disclosures in connection with the sale of annuity products or charged excessive or impermissible fees on these products, recommended unsuitable products to customers, mishandled customer accounts or breached fiduciary duties to customers. We are also subject to litigation arising out of our general business activities, such as our investments and contracts, and could be exposed to claims or litigation concerning certain business or process patents. Regulatory authorities from time to time make inquiries and conduct investigations and examinations relating particularly to us and our products. In addition, we, along with other participants in the business in which we engage, may be subject from time to time to investigations, examinations and inquiries, in some cases industry-wide, concerning issues or matters upon which such regulators have determined to focus. In some of our pending legal and regulatory actions, parties are seeking large and/or indeterminate amounts, including punitive or exemplary damages. The outcome of litigation or regulatory matter, and the amount or range of potential loss at any particular time, is inherently uncertain.

Summary

The Company’s litigation and regulatory matters are subject to many uncertainties, and given their complexity and scope, their outcome cannot be predicted. It is possible that results of operations or cash flow of the Company in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation and regulatory matters depending, in part, upon the results of operations or cash flow for such period. In light of the unpredictability of the Company’s litigation and regulatory matters, it is also possible that in certain cases an ultimate unfavorable resolution of one or more pending litigation or regulatory matters could have a material adverse effect on the Company’s financial position. Management believes, however, that, based on information currently known to it, the ultimate outcome of all pending litigation and regulatory matters, after consideration of applicable reserves and rights to indemnification, is not likely to have a material adverse effect on the Company’s financial position. See Note 4 to Financial Statements included herein for additional discussion of our litigation and regulatory matters.

Item 1A. Risk Factors

The Company is an indirectly owned subsidiary of Prudential Financial. You should carefully consider the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010. These risks could materially affect Prudential Financial’s and/or the Company’s business, results of operations or financial condition or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

May 13, 2011

Exhibit Index

Exhibit Number and Description

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.