Form 10-Q
period 2011-06-30
PRUDENTIAL ANNUITIES LIFE ASSURANCE CORP/CT
filed 2011-08-12
CIK 881453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 12, 2011, 25,000 shares of the registrant’s Common Stock (par value $100) consisting of 100 voting shares and 24,900 non-voting shares, were outstanding. As of such date, Prudential Annuities, Inc. formerly known as American Skandia, Inc., an indirect wholly owned subsidiary of Prudential Financial, Inc., a New Jersey corporation, owned all of the registrant’s Common Stock.

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

See Notes to Unaudited Interim Financial Statements

PART I-FINANCIAL INFORMATION

ITEM 1. Financial Statements

Prudential Annuities Life Assurance Corporation

Unaudited Interim Statements of Financial Position

As of June 30, 2011 and December 31, 2010 (in thousands, except share amounts)

	June 30,	December 31,
	2011	2010
ASSETS
Fixed maturities available for sale, at fair value (amortized cost, 2011: $4,442,638; 2010: $4,964,264 )	$4,887,194	$5,456,221
Trading account assets, at fair value	38,792	79,605
Equity securities available for sale, at fair value (cost, 2011:$16,335; 2010: $14,484)	19,717	17,587
Commercial mortgage and other loans, net of valuation allowance	397,969	431,432
Policy loans	14,193	13,905
Short-term investments	285,594	228,383
Other long-term investments	82,684	75,476

Total investments	5,726,143	6,302,609

Cash and cash equivalents	4,120	487
Deferred policy acquisition costs	1,393,177	1,540,028
Accrued investment income	56,188	62,392
Reinsurance recoverable	119,152	187,062
Valuation of business acquired	38,234	32,497
Deferred sales inducements	742,565	796,507
Receivables from parent and affiliates	50,154	51,221
Investment receivable on open trades	1,201	8,435
Other assets	10,294	10,355
Separate account assets	48,566,524	48,275,343

TOTAL ASSETS	$56,707,752	$57,266,936

LIABILITIES AND EQUITY
Policyholders’ account balances	$4,589,050	$5,319,359
Future policy benefits and other policyholder liabilities	355,090	412,872
Payables to parent and affiliates	105,658	127,502
Cash collateral for loaned securities	129,871	87,210
Securities sold under agreements to repurchase	40,644	—
Income tax payable	162,476	132,455
Short-term debt	197,580	205,054
Long-term debt	600,000	600,000
Other liabilities	201,255	198,757
Separate account liabilities	48,566,524	48,275,343

TOTAL LIABILITIES	54,948,148	55,358,552

Commitments and Contingent Liabilities (See Note 4)

EQUITY
Common stock, $100 par value; 25,000 shares, authorized, issued and outstanding	2,500	2,500
Additional paid-in capital	974,921	974,921
Retained earnings	623,980	749,751
Accumulated other comprehensive income	158,203	181,212

Total equity	1,759,604	1,908,384

TOTAL LIABILITIES AND EQUITY	$56,707,752	$57,266,936

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation

Unaudited Interim Statements of Operations

Three Months and Six Months Ended June 30, 2011 and 2010 (in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
REVENUES

Premiums	$6,934	$7,530	$15,446	$14,936
Policy charges and fee income	211,071	188,954	415,573	373,118
Net investment income	76,587	94,343	157,718	192,903
Asset administration fees and other income	78,453	69,990	157,029	139,079
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(6,243)	(13,087)	(15,328)	(24,414)
Other-than-temporary impairments on fixed maturity securities transferred to
Other Comprehensive Income	6,104	11,654	15,029	22,325
Other realized investment gains (losses), net	30,013	59,775	28,313	53,574

Total realized investment gains (losses), net	29,874	58,342	28,014	51,485

Total revenues	402,919	419,159	773,780	771,521

BENEFITS AND EXPENSES

Policyholders’ benefits	27,277	54,071	41,469	52,115
Interest credited to policyholders’ account balances	104,127	234,500	170,611	356,187
Amortization of deferred policy acquisition costs	132,096	349,786	162,258	442,015
General administrative and other expenses	108,499	100,200	214,792	213,208

Total benefits and expenses	371,999	738,557	589,130	1,063,525

Income (loss) from operations before income taxes	30,920	(319,398)	184,650	(292,004)

Income tax (benefit) expense	5,863	(127,755)	40,421	(132,408)

NET INCOME/ (LOSS)	$25,057	$(191,643)	$144,229	$(159,596)

Change in net unrealized investment gains (losses), net of taxes (1)	10,337	8,781	(23,009)	53,726

COMPREHENSIVE INCOME/(LOSS)	$35,394	$(182,862)	$121,220	$(105,870)

(1)

Amounts are net of tax benefits (expense) of $(5.6) million and $(4.8) million for the three months ended June 30, 2011 and 2010, respectively and $12.4 million and $(29.4) million for the six months ended June 30, 2011 and 2010, respectively.

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation

Unaudited Interim Statements of Equity

Six Months Ended June 30, 2011 and 2010 (in thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total equity

Balance, December 31, 2010	$2,500	$974,921	$749,751	$181,212	$1,908,384
Net income	—	—	144,229	—	144,229
Distribution from/(to) parent	—	—	(270,000)	—	(270,000)
Other comprehensive income (loss), net of taxes	—	—	—	(23,009)	(23,009)

Balance, June 30, 2011	$2,500	$974,921	$623,980	$158,203	$1,759,604

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total equity

Balance, December 31, 2009	$2,500	$974,921	$798,170	$132,318	$1,907,909
Net loss	—	—	(159,596)	—	(159,596)
Contribution from/(to) parent	—	17,106	—	—	17,106
Other comprehensive income (loss), net of taxes	—	—	—	53,726	53,726

Balance, June 30, 2010	$2,500	$992,027	$638,574	$186,044	$1,819,145

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation

Unaudited Interim Statements of Cash Flows

Six Months Ended June 30, 2011 and 2010 (in thousands)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net lncome (Loss)	$144,229	$(159,596)
Adjustments to reconcile net income to net cash provided by operating activities:
Policy charges and fee income	35,621	41,983
Realized investment (gains) losses, net	(28,014)	(51,485)
Amortization and depreciation	(3,101)	(2,665)
Interest credited to policyholders’ account balances	65,836	136,100
Change in:
Future policy benefit reserves	121,976	106,327
Accrued investment income	4,871	3,117
Trading account assets	463	1,015
Net receivable (payable) to affiliates	(20,990)	58,126
Deferred sales inducements	68,362	130,048
Deferred policy acquisition costs	134,658	182,207
Income taxes payable	42,411	72,826
Reinsurance recoverable	(122,212)	(105,038)
Other, net	(23,001)	(39,797)

Cash Flows From Operating Activities	$421,109	$373,168

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity of:
Fixed maturities, available for sale	$782,515	$670,176
Equity securities, available for sale	750	4,633
Commercial mortgage and other loans	80,631	6,824
Trading account assets	43,629	4,192
Policy loans	585	822
Other long-term investments	1,499	347
Short-term investments	2,222,012	2,936,759
Payments for the purchase/origination of:
Fixed maturities, available for sale	(166,461)	(530,631)
Equity securities, available for sale	(2,644)	(5,000)
Commercial mortgage and other loans	(42,539)	—
Trading account assets	(2,352)	(2,475)
Policy loans	(569)	(333)
Other long-term investments	(9,397)	(29,405)
Short-term investments	(2,279,223)	(2,724,392)
Notes receivable from parent and affiliates, net	6,727	17,143
Other, net	(217)	—

Cash Flows From Investing Activities	$634,946	$348,660

CASH FLOWS USED IN FINANCING ACTIVITIES:
Capital contribution from/(Distribution to) Parent	$(270,000)	$17,106
Cash collateral for loaned securities	42,661	(123,809)
Securities sold under agreement to repurchase	40,644	(602)
Net decrease in short-term borrowing	(7,474)	(26,585)
Drafts outstanding	(16,231)	22,045
Policyholders’ account balances
Deposits	719,496	1,865,603
Withdrawals	(1,561,518)	(2,435,871)

Cash Flows Used in Financing Activities	$(1,052,422)	$(682,113)

Net increase in cash and cash equivalents	3,633	39,715
Cash and cash equivalents, beginning of period	487	71,548

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,120	$111,263

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

1.	BUSINESS

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

Beginning in March 2010, the Company ceased offering its existing variable annuity products (and where offered, the companion market value adjustment option) to new investors upon the launch of a new product line in each of Pruco Life Insurance Company and Pruco Life Insurance Company of New Jersey (which are affiliates of the Company within the Prudential Annuities business unit of Prudential Financial). In general, the new product line offers the same optional living benefits and optional death benefits as offered by the Company’s existing variable annuities. However, subject to applicable contractual provisions and administrative rules, the Company will continue to accept subsequent purchase payments on inforce contracts under existing annuity products.

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

Trading account assets, at fair value, represents the equity securities held in support of a deferred compensation plan and other fixed maturity securities. These instruments are carried at fair value. Realized and unrealized gains and losses on trading account assets are reported in “Asset administration fees and other income.” Interest and dividend income from these investments is reported in “Net investment income.”

Equity securities available for sale are comprised of common stock, and non-redeemable preferred stock, and are carried at fair value. The associated unrealized gains and losses, net of tax, and the effect on deferred policy acquisition costs, value of business acquired, deferred sales inducements, and future policy benefits that would result from the realization of unrealized gains and losses, are included in “Accumulated other comprehensive income (loss)”. The cost of equity securities is written down to fair value when a decline in value is considered to be other-than-temporary. See the discussion below on realized investment gains and losses for a description of the accounting for impairments. Dividends from these investments are recognized in “Net investment income” when declared.

Commercial mortgage and other loans consist of commercial mortgage loans and agricultural loans. Commercial mortgage loans are broken down by class which is based on property type (industrial properties, retail, office, multi-family/apartment, hospitality, and other).

Commercial mortgage and other loans originated and held for investment are generally carried at unpaid principal balance, net of unamortized deferred loan origination fees and expenses, and net of an allowance for losses.

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

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

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

The allowance for losses includes a loan specific reserve for each impaired loan that has a specifically identified loss and a portfolio reserve for probable incurred but not specifically identified losses. For impaired commercial mortgage and other loans the allowances for losses are determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or based upon the fair value of the collateral if the loan is collateral dependent. The portfolio reserves for probable incurred but not specifically identified losses in the commercial mortgage and agricultural loan portfolio segments considers the current credit composition of the portfolio based on an internal quality rating, (as described above). The portfolio reserves are determined using past loan experience, including historical credit migration, loss probability and loss severity factors by property type. Historical credit migration, loss rates and loss severity factors are updated each quarter based on the Company’s actual loan experience, and are considered together with other relevant qualitative factors in making the final portfolio reserve calculations.

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

Realized investment gains (losses) are computed using the specific identification method. Realized investment gains and losses are generated from numerous sources, including the sale of fixed maturity securities, equity securities, investments in joint ventures and limited partnerships and other types of investments, as well as adjustments to the cost basis of investments for net other-than-temporary impairments recognized in earnings. Realized investment gains and losses are also generated from prepayment premiums received on private fixed maturity securities, recoveries of principal on previously impaired securities, allowance for losses on commercial mortgage and other loans, and fair value changes on embedded derivatives and free-standing derivatives that do not qualify for hedge accounting treatment.

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

Under the authoritative guidance for the recognition and presentation of other-than-temporary impairments for debt securities an other-than-temporary impairment must be recognized in earnings for a debt security in an unrealized loss position when an entity either (a) has the intent to sell the debt security or (b) more likely than not will be required to sell the debt security before its anticipated recovery. For all debt securities in unrealized loss positions that do not meet either of these two criteria, the guidance requires that the Company analyze its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the debt security prior to impairment. The Company may use the estimated fair value of collateral as a proxy for the net present value if it believes that the security is dependent on the liquidation of collateral for recovery of its investment. If the net present value is less than the amortized cost of the investment, the difference is recorded as an other-than-temporary impairment.

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

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

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

Derivatives are used to manage the characteristics of the Company’s asset/liability mix, and to manage the interest rate and currency characteristics of assets or liabilities. Additionally, derivatives may be used to seek to reduce exposure to interest rate, credit, foreign currency, and equity risks associated with assets held or expected to be purchased or sold, and liabilities incurred or expected to be incurred. As discussed below and in Note 8, all realized and unrealized changes in fair value of derivatives, with the exception of the effective portion of cash flow hedges, are recorded in current earnings. Cash flows from these derivatives are reported in the operating and investing activities sections in the Statements of Cash Flows based on the nature and purpose of the derivative.

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

The Company is a party to financial instruments that contain derivative instruments that are “embedded” in the financial instruments. At inception, the Company assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

of the remaining component of the financial instrument (i.e., the host contract) and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and changes in its fair value are included in “Realized investment gains (losses), net”. For certain financial instruments that contain an embedded derivative that otherwise would need to be bifurcated and reported at fair value, the Company may elect to classify the entire instrument as a trading account asset and report it within “Other trading account assets, at fair value.” The Company has sold variable annuity products, which may include guaranteed benefit features that are accounted for as embedded derivatives. The Company has entered into reinsurance agreements to transfer the risk related to the embedded derivatives contained in certain insurance product to affiliates. These reinsurance agreements are derivatives and have been accounted in the same manner as the guaranteed benefit feature.

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

Future Adoption of New Accounting Pronouncements

In June 2011, the FASB issued updated guidance regarding the presentation of comprehensive income. The updated guidance eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. Under the updated guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance does not change the items that are reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This new guidance is effective for the first interim or annual reporting period beginning after December 15, 2011 and should be applied retrospectively. The Company expects this guidance to have a significant impact on its financial statement presentation but no impact on the Company’s financial position or results of operations.

In May 2011, the FASB issued updated guidance regarding the fair value measurements and disclosure requirements. The updated guidance clarifies existing guidance related to the application of fair value measurement methods and requires expanded disclosures. This new guidance is effective for the first interim or annual reporting period beginning after December 15, 2011 and should be applied prospectively. The Company expects this guidance to have a significant impact on its financial statement disclosures but limited if any, impact on the Company’s financial position or results of operations.

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

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

In October 2010, the FASB issued authoritative guidance to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. Under the new guidance acquisition costs are to include only those costs that are directly related to the acquisition or renewal of insurance contracts by applying a model similar to the accounting for loan origination costs. An entity may defer incremental direct costs of contract acquisition that are incurred in transactions with independent third parties or employees as well as the portion of employee compensation and other costs directly related to underwriting, policy issuance and processing, medical inspection, and contract selling for successfully negotiated contracts. Additionally, an entity may capitalize as a deferred acquisition cost only those advertising costs meeting the capitalization criteria for direct-response advertising. The new guidance is expected to result in a lower level of costs relating to the acquisition of new or renewal insurance contracts qualifying for deferral than would have qualified under the prior guidance. This change is effective for fiscal years beginning after December 15, 2011 and interim periods within those years. Early adoption as of the beginning of a fiscal year is permitted. The guidance is to be applied prospectively upon the date of adoption, with retrospective application permitted, but not required. The Company will adopt this guidance effective January 1, 2012. If the Company chooses to adopt the new guidance through retrospective application, upon adoption, the amount of the “deferred policy acquisition costs” asset would be reduced with a corresponding reduction to retained earnings (and total equity), on an after-tax basis, as a result of acquisition costs previously deferred that are not eligible for deferral under the new guidance. The Company is currently assessing the impact of the guidance on the Company’s financial position, results of operations, and financial statement disclosures.

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

The Company is subject to the laws and regulations of states and other jurisdictions concerning the identification, reporting and escheatment of unclaimed or abandoned funds, and is subject to audit and examination for compliance with these requirements. The Company is currently being examined by a third party auditor on behalf of 33 U.S. jurisdictions for compliance with the unclaimed property laws of these jurisdictions. Significant attention has been focused on life insurance companies’ processes and procedures used to identify unreported death claims and whether life insurance companies use the Social Security Master Death File (“SSMDF”) to identify deceased policy and contract holders. The Company is one of several companies subpoenaed by the New York Attorney General regarding its unclaimed property procedures. Additionally, the New York Department of Insurance (“NYDOI”) has requested that 172 life insurers (including the Company) provide data to the NYDOI regarding use of the SSMDF. The New York Office of Unclaimed Funds recently notified the Company that it intends to conduct an audit of the Company’s compliance with New York’s unclaimed property laws. The Company has received market conduct exam notices and additional inquiries from insurance regulators in states not participating in the third party audit described above. Additionally, regulators and state legislators are considering proposals that would require life insurance companies to take additional steps to identify unreported deceased policy and contract holders. If implemented, the proposals under consideration and any escheatable property identified as a result of the audits will result in: (1) additional payments of previously unreported death claims; (2) the payment of abandoned funds to U.S. jurisdictions; and (3) changes in the Company’s practices and procedures for the identification of escheatable funds, which will impact claim payments and reserves, among other consequences. There does not appear to be a consensus among state insurance regulators and state unclaimed property administrators regarding a life insurer’s obligations in connection with identifying unreported deaths of its policy and contract holders.

It is possible that the results of operations or the cash flow of the Company in a particular quarterly or annual period could be materially affected as a result of payments in connection with the matters discussed above or other matters depending, in part, upon the results of operations or cash flow for such period. Management believes, however, that ultimate payments in connection with these matters, after consideration of applicable reserves and rights to indemnification, should not have a material adverse effect on the Company’s financial position.

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

As discussed under “Contingent Liabilities” above, the Company is subject to audits and inquiries concerning its handling of unclaimed property.

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

The Company is charged for its share of employee benefits expenses. These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Some of these benefits are based on earnings and length of service. Other benefits are based on an account balance, which takes into consideration age, service and earnings during career. The Company’s share of net expense for the pension plans was $0.8 million and $1.4 million for the three months ended June 30, 2011 and 2010, respectively and $1.5 million and $2.7 million for the six months ended June 30, 2011 and 2010, respectively.

Prudential Insurance sponsors voluntary savings plans for the Company’s employees (“401(k) plans”). The 401(k) plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The expense charged to the Company for the matching contribution to the 401(k) plans was $0.4 million and $0.7 million for the three months ended June 30, 2011 and 2010, respectively and $0.7 million and $1.3 million for the six months ended June 30, 2011 and 2010, respectively.

Debt Agreements

Short-term and Long-term borrowings

On December 29, 2009, the Company obtained a $600 million loan from Prudential Financial. This loan has a fixed interest rate of 4.49% and matures on December 29, 2014.

On December 14, 2006, the Company obtained a $300 million loan from Prudential Financial. This loan has a fixed interest rate of 5.18% and matures on December 14, 2011. A partial payment was made to reduce this loan to $179.5 million on December 29, 2008 with the proceeds received from a capital contribution from PAI. On March 27, 2009, a partial payment of $4.5 million was paid to further reduce this loan to $175 million.

On May 1, 2004, the Company entered into a $500 million credit facility agreement with Prudential Funding, LLC, as the lender. During 2009, the credit facility agreement was increased to $900 million. As of June 30, 2011 and December 31, 2010, $22.6 million and $30.1 million, respectively, were outstanding under this credit facility.

Reinsurance Agreements

The Company uses reinsurance as part of its risk management and capital management strategies for certain of its optional living benefit features. Fees ceded under these agreements are included in “Realized investment (losses) gains, net” on the financial statements.

Effective August 24, 2009, the Company entered into a coinsurance agreement with Pruco Reinsurance, Ltd (“Pruco Re”) providing for the 100% reinsurance of its Highest Daily Lifetime 6 Plus (“HD6 Plus”) and Spousal Highest Daily Lifetime 6 Plus (“SHD6 Plus”) benefit features sold on certain of its annuities. Fees ceded on this agreement were $17.8 million and $11.1 million for the three months ended June 30, 2011 and 2010, respectively and $33.4 million and $16.2 million for the six months ended June 30, 2011 and 2010, respectively.

Effective June 30, 2009, the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Highest Daily Lifetime 7 Plus (“HD7 Plus”) and Spousal Highest Daily Lifetime 7 Plus (“SHD7 Plus”) benefit features sold on certain of its annuities. Fees ceded on this agreement were $19.6 million and $16.6 million for the three months ended June 30, 2011 and 2010, respectively and $38.0 million and $32.4 million for the six months ended June 30, 2011 and 2010, respectively.

Effective March 17, 2008, the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Highest Daily Lifetime Seven (“HD7”) and Spousal Highest Daily Lifetime Seven (“SHD7”) benefit features sold on certain of its annuities. Fees ceded on this agreement were $9.6 million and $9.2 million for the three months ended June 30, 2011 and 2010, respectively and $19.1 million and $18.3 million for the six months ended June 30, 2011 and 2010, respectively.

Effective March 17, 2008, the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Guaranteed Return Option Plus (“GRO Plus”) benefit feature sold on certain of its annuities. This agreement was amended effective January 1, 2010 to include a

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

form of the GRO Plus benefit feature (“GRO Plus II”) on business issued after November 16, 2009. Fees ceded on this agreement were $2.3 million and $3.0 million for the three months ended June 30, 2011 and 2010, respectively and $4.3 million and $6.0 million for the six months ended June 30, 2011 and 2010, respectively.

Effective March 17, 2008, the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Highest Daily Guaranteed Return Option (“HD GRO”) benefit feature sold on certain of its annuities. This agreement was amended effective January 1, 2010 to include a form of the HD GRO benefit feature (“HD GRO II”) on business issued after November 16, 2009. Fees ceded on this agreement were $1.7 million and $1.3 million for the three months ended June 30, 2011 and 2010, respectively and $3.4 million and $2.4 million for the six months ended June 30, 2011 and 2010, respectively.

Since 2006, the Company reinsures 100% of the risk on its Highest Daily Lifetime Five (“HDLT5”) benefit feature and its Spousal Lifetime Five (“SLT5”) benefit feature sold on certain of its annuities through an automatic coinsurance agreement with Pruco Re. Fees ceded on the HDLT5 agreement were $3.5 million and $3.5 million for the three months ended June 30, 2011 and 2010, respectively, and $7.1 million and $7.2 million for the six months ended June 30, 2011 and 2010, respectively. Fees ceded on the SLT5 agreement were $2.9 million and $2.7 million for the three months ended June 30, 2011 and 2010, respectively and $5.8 million and $5.4 million for the six months ended June 30, 2011 and 2010, respectively.

Since 2005, the Company reinsures 100% of the risk on its Lifetime Five (“LT5”) benefit feature sold on certain of its annuities through an automatic coinsurance agreement with Pruco Re. Fees ceded under the LT5 agreement were $9.5 million and $8.9 million for the three months ended June 30, 2011 and 2010, respectively and $19.0 million and $17.9 million for the six months ended June 30, 2011 and 2010, respectively.

Since 2004, the Company reinsures 100% of the risk on its Guaranteed Minimum Withdrawal Benefit (“GMWB”) feature sold on certain of its annuities through an automatic coinsurance agreement with Prudential Insurance. Fees ceded on this agreement were $.5 million and $.6 million for the three months ended June 30, 2011 and 2010, respectively and $1.0 million and $1.1 million for the six months ended June 30, 2011 and 2010, respectively. The Company also reinsures 100% of the risk on its guaranteed return option (“GRO”) benefit feature sold on certain of its annuities through an automatic coinsurance agreement with Pruco Re. Fees ceded on this agreement were $1.2 million and $1.1 million for the three months ended June 30, 2011 and 2010, respectively and $2.5 million and $2.7 million for the six months ended June 30, 2011 and 2010, respectively.

Affiliated Asset Administration Fee Income

In accordance with an agreement with AST Investment Services, Inc., formerly known as American Skandia Investment Services, Inc, the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust, formerly known as American Skandia Trust. Income received from AST Investment Services, Inc. related to this agreement was $64.9 million and $59.1 million, for the three months ended June 30, 2011 and 2010, respectively; and $129.5 and $115.1 for the six months ended June 30, 2011 and 2010, respectively. These revenues are recorded as “Asset administration fees and other income” in the Unaudited Interim Statements of Operations and Comprehensive Income.

Derivative Trades

In its ordinary course of business, the Company enters into over-the-counter (“OTC”) derivative contracts with an affiliate, Prudential Global Funding, LLC. For these OTC derivative contracts, Prudential Global Funding, LLC has a substantially equal and offsetting position with an external counterparty.

Purchase/sale of fixed maturities and commercial mortgage loans from/to an affiliate

In March 2010, the Company sold fixed maturity securities to Prudential Insurance. These securities had an amortized cost of $222.4 million and a fair value of $239.5 million. The net difference between historic amortized cost and the fair value was $17.1 million and was recorded as a capital contribution on the Company’s financial statements.

In May 2011, the Company sold fixed maturity securities to an affiliated company in various transactions. These securities had an amortized cost of $68.3 million and a fair value of $75.7 million. The net difference between historic amortized cost and the fair value was $7.4 million and was recorded as a realized investment gain on the Company’s financial statements. The Company also sold commercial mortgage loans to an affiliated company. These securities had an amortized cost of $48.9 million and a fair value of $54.2 million. The net difference between historic amortized cost and the fair value was $5.3 million and was recorded as a realized gain on the Company’s financial statements.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

6.	INVESTMENTS

Fixed Maturities and Equity Securities

The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) as of the dates indicated:

	June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary impairments in AOCI (3)
	(in thousands)

Fixed maturities, available for sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$124,947	$5,927	$—	$130,874	$—
Obligations of U.S. states and their political subdivisions	78,772	8,384	—	87,156	—
Foreign government bonds	121,725	14,106	—	135,831	—
Corporate securities	3,296,879	363,304	1,781	3,658,402	(236)
Asset-backed securities (1)	201,388	13,177	5,610	208,955	(8,596)
Commercial mortgage-backed securities	407,960	29,591	133	437,418	—
Residential mortgage-backed securities (2)	210,967	17,639	48	228,558	(60)

Total fixed maturities, available for sale	$4,442,638	$452,128	$7,572	$4,887,194	$(8,892)

Equity securities, available for sale	$16,335	$3,384	$2	$19,717	$—

(1)	Includes credit tranched securities collateralized by sub-prime mortgages, credit cards, education loans, and other asset types.
(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(3)

Represents the amount of other-than-temporary impairment losses in “Accumulated other comprehensive income (loss),” or “AOCI,” which were not included in earnings. Amount excludes $4.0 million of net unrealized gains on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

	December 31, 2010
					Other-than-
		Gross	Gross		temporary
	Amortized	Unrealized	Unrealized	Fair	impairments
	Cost	Gains	Losses	Value	in AOCI (3)
	(in thousands)

Fixed maturities, available for sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$187,394	$5,911	$—	$193,305	$—
Obligations of U.S. states and their political subdivisions	69,567	7,949	—	77,516	—
Foreign government bonds	122,152	14,361	—	136,513	—
Corporate securities	3,554,569	396,747	366	3,950,950	(235)
Asset-backed securities (1)	207,373	14,387	7,790	213,970	(12,200)
Commercial mortgage-backed securities	455,972	34,597	—	490,569	—
Residential mortgage-backed securities (2)	367,237	26,161	—	393,398	(76)

Total fixed maturities, available for sale	$4,964,264	$500,113	$8,156	$5,456,221	$(12,511)

Equity securities, available for sale	$14,484	$3,150	$47	$17,587	$—

(1)	Includes credit tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, educational loans, and other asset types.
(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(3)

Represents the amount of other-than-temporary impairment losses in “Accumulated other comprehensive income (loss),” or “AOCI,” which were not included in earnings. Amount excludes $6.0 million of net unrealized gains on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

The amortized cost and fair value of fixed maturities by contractual maturities at June 30, 2011 are as follows:

	Available for sale
	Amortized	Fair
	Cost	Value
	(in thousands)
Due in one year or less	$624,640	$654,884
Due after one year through five years	1,873,167	2,077,174
Due after five years through ten years	712,860	793,341
Due after ten years	411,656	486,864
Asset-backed securities	201,388	208,955
Commercial mortgage-backed securities	407,960	437,418
Residential mortgage-backed securities	210,967	228,558

Total	$4,442,638	$4,887,194

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

The following table depicts the sources of fixed maturity proceeds and related gross investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands)

Fixed maturities, available for sale
Proceeds from sales	$300,188	$313,941	$551,902	$460,507
Proceeds from maturities/repayments	78,882	135,470	230,106	210,942
Gross investment gains from sales, prepayments, and maturities	30,240	7,231	45,964	8,441
Gross investment losses from sales and maturities	—	(830)	—	(1,423)

Fixed maturity and equity security impairments
Writedowns for other-than-temporary impairment losses on fixed maturities recognized in earnings (1)	$(140)	$(1,433)	$(299)	$(2,089)
Writedowns for impairments on equity security	$750	$—	$750	$—

(1)

Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

As discussed in Note 3, a portion of certain other-than-temporary impairment, (“OTTI”) losses on fixed maturity securities are recognized in “Other comprehensive income (loss),” (“OCI”). For these securities the net amount recognized in earnings (“credit loss impairments”) represents the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. Any remaining difference between the fair value and amortized cost is recognized in OCI. The following tables set forth the amount of pre-tax credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts.

The following tables depict credit losses recognized in earnings on fixed maturity securities held by the Company for which a portion of the OTTI loss was recognized in OCI.

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2011	2011
	(in thousands)
Balance, beginning of period	$14,117	$14,148
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(3,057)	(3,214)
Additional credit loss impairments recognized in the current period on securities previously impaired	140	299
Increases due to the passage of time on previously recorded credit losses	130	262
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(129)	(294)

Balance, end of period	$11,201	$11,201

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2010	2010
	(in thousands)
Balance, beginning of period	$13,562	$13,038
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(249)	(618)
Additional credit loss impairments recognized in the current period on securities previously impaired	640	1,296
Increases due to the passage of time on previously recorded credit losses	120	365
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(162)	(170)

Balance, end of period	$13,911	$13,911

Trading Account Assets

The following table sets forth the composition of the Company’s trading account assets as of the dates indicated:

	June 30, 2011		December 31, 2010
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(in thousands)
Fixed maturities:
Asset-backed securities	$30,101	$31,616	$66,205	$70,831
Equity securities	6,425	7,176	8,132	8,774

Total trading account assets	$36,526	$38,792	$74,337	$79,605

The net change in unrealized gains and losses from trading account assets still held at period end, recorded within “Asset administration fees and other income” was $(0.5) million and $0.8 million during the three months ended June 30, 2011 and 2010, respectively and $(2.7) million and $1.1 million during the six months ended June 30, 2011 and 2010, respectively .

Commercial Mortgage and Other Loans

The Company’s commercial mortgage and other loans are comprised as follows, as of the dates indicated:

	June 30, 2011		December 31, 2010
		% of		% of
	Amount	Total	Amount	Total
	(in thousands)		(in thousands)
Commercial mortgage and other loans by property type:
Office buildings	$39,360	9.8%	$49,248	11.3%
Retail	38,253	9.5%	62,078	14.3%
Apartments/Multi-Family	120,228	29.9%	124,709	28.7%
Industrial buildings	146,059	36.4%	142,003	32.7%
Hospitality	8,456	2.1%	8,524	2.0%

Total commercial mortgage loans	352,356	87.7%	386,562	89.0%
Agricultural property loans	49,307	12.3%	47,850	11.0%

Total commercial mortgage and other loans	401,663	100.0%	434,412	100.0%
Valuation allowance	(3,694)		(2,980)

Total net commercial mortgage and other loans by property type	$397,969		$431,432

The commercial mortgage and agricultural property loans are geographically dispersed throughout the United States, Canada and Asia with the largest concentrations in California (24%), New York (19%) and Ohio (12%) at June 30, 2011.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

Activity in the allowance for losses for all commercial mortgage and other loans, as of the dates indicated, is as follows:

	June 30, 2011	December 31, 2010
	(in thousands)
Allowance for losses, beginning of year	$2,980	$2,897
Addition to allowance for losses	714	83

Total Ending Balance (1)	$3,694	$2,980

(1)	Agricultural loans represent $0.1 million of the ending allowance at both June 30, 2011 and December 31, 2010.

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans as of dates indicated:

	June 30, 2011	December 31, 2010
	Total Loans	Total Loans
	(in thousands)
Allowance for Credit Losses:
Ending Balance: individually evaluated for impairment (2)	$473	$416
Ending Balance: collectively evaluated for impairment (3)	3,221	2,564

Total ending balance	$3,694	$2,980

Recorded Investment: (1)
Ending Balance: individually evaluated for impairment (2)	$3,751	$3,782
Ending Balance: collectively evaluated for impairment (3)	397,912	430,630

Total ending balance, gross of reserves	$401,663	$434,412

(1)	Recorded investment reflects the balance sheet carrying value gross of related allowance.
(2)	There were no agricultural loans individually evaluated for impairments at June 30, 2011 and December 31, 2010.
(3)

Agricultural loans collectively evaluated for impairment had a recorded investment of $49.0 and $48.0 million and related allowance of $0.1 million and $0.2 million at June 30, 2011 and December 31, 2010, respectively.

Impaired loans include those loans for which it is probable that amounts due according to the contractual terms of the loan agreement will not all be collected. As shown in the table above, impaired commercial mortgage and other loans identified in management’s specific review of probable loan losses and the related allowance for losses at June 30, 2011 and December 31, 2010 had a recorded investment of $3.8 million and a related allowance of $0.4 million for both periods, all of which related to the hospitality property type. The average recorded investment in impaired loans with an allowance recorded, before the allowance for losses, was $3.8 million at June 30, 2011 and December 31, 2010. Net investment income recognized on these loans totaled $84 thousand for the six months ended June 30, 2011 and $266 thousand for the year ended December 31, 2010. See Note 2 for information regarding the Company’s accounting policies for non-performing loans.

Impaired commercial mortgage and other loans with no allowance for losses are loans in which the fair value of the collateral or the net present value of the loans’ expected future cash flows equals or exceeds the recorded investment. The Company had no such loans at June 30, 2011 or December 31, 2010.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

The following table sets forth the credit quality indicators as of June 30, 2011, based upon the recorded investment gross of allowance for credit losses:

Total commercial mortgage and other loans

	Debt Service Coverage Ratio - June 30, 2011
	Greater than 2.0X	1.8X to 2.0X	1.5X to <1.8X	1.2X to <1.5X	1.0X to <1.2X	Less than 1.0X	Grand Total
	(in thousands)
Loan-to-Value Ratio
0%-49.99%	$41,633	$15,650	$30,642	$19,894	$64,481	$23,020	$195,320
50%-59.99%	14,000	18,831	1,447	5,904	—	—	40,182
60%-69.99%	4,290	4,975	12,874	29,357	34,075	2,081	87,652
70%-79.99%	1,000	—	—	4,964	—	4,827	10,791
80%-89.99%	—	—	—	—	49,005	—	49,005
90%-100%	—	—	—	4,962	—	10,000	14,962
Greater than 100%	—	3,751	—	—	—	—	3,751

Total commercial mortgage and other loans (1)	$60,923	$43,207	$44,963	$65,081	$147,561	$39,928	$401,663

(1)

Agricultural loans had a recorded investment of $49.0 million at June 30, 2011, none of which had a loan to value ratio greater than 100% or debt service payments less than 1.0 times the property’s net operating income.

See Note 2 for further discussion regarding the credit quality of commercial mortgage and other loans.

The following tables set forth the credit quality indicators as of December 31, 2010, based upon the recorded investment gross of allowance for credit losses:

Total commercial mortgage and other loans

	Debt Service Coverage Ratio - December 31, 2010
	Greater than 2.0X	1.8X to 2.0X	1.5X to <1.8X	1.2X to <1.5X	1.0X to <1.2X	Less than 1.0X	Grand Total
	(in thousands)
Loan-to-Value Ratio
0%-49.99%	$46,286	$12,127	$30,887	$14,121	$86,754	$23,736	$213,911
50%-59.99%	6,795	12,091	2,880	11,186	1,495	—	34,447
60%-69.99%	—	—	6,680	55,286	4,864	2,137	68,967
70%-79.99%	—	—	24,362	5,030	—	14,782	44,174
80%-89.99%	—	—	—	—	—	54,175	54,175
90%-100%	—	—	—	—	—	10,000	10,000
Greater than 100%	—	—	—	3,782	—	4,956	8,738

Total commercial mortgage and other loans (1)	$53,081	$24,218	$64,809	$89,405	$93,113	$109,786	$434,412

(1)

Agricultural loans had a recorded investment of $48.0 million at December 31, 2010, none of which had a loan to value ratio greater than 100% or debt service payments less than 1.0 times the property’s net operating income.

See Note 2 for further discussion regarding the credit quality of commercial mortgage and other loans.

As of June 30, 2011 and December 31, 2010, all commercial mortgage and other loans were in current status including $5.0 million of office loans and $3.8 million of hospitality loans in non-accrual status at the end of both periods.

For the quarter ended June 30, 2011, there were no commercial mortgage and other loans sold or acquired.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

Net Investment Income

Net investment income for the three and six months ended June 30, 2011 and 2010 was from the following sources:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands)
Fixed maturities, available for sale	$69,750	$89,246	$142,720	$181,353
Equity securities, available for sale	263	206	458	411
Trading account assets	411	822	1,112	1,628
Commercial mortgage and other loans	6,835	6,322	15,144	13,027
Policy loans	295	(539)	406	(429)
Short-term investments and cash equivalents	193	385	313	764
Other long-term investments	567	(5)	1,012	383

Gross investment income	78,314	96,437	161,165	197,137
Less investment expenses	(1,727)	(2,094)	(3,447)	(4,234)

Net investment income	$76,587	$94,343	$157,718	$192,903

Realized Investment Gains (Losses), Net

Realized investment gains (losses), net, for the three and six months ended June 30, 2011 and 2010 were from the following sources:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands)
Fixed maturities	$30,100	$4,968	$45,665	$4,930
Equity securities	(43)	—	(43)	(368)
Commercial mortgage and other loans	5,149	(232)	4,673	2
Derivatives	(5,332)	53,586	(22,281)	46,886
Other	—	20	—	35

Realized investment gains (losses), net	$29,874	$58,342	$28,014	$51,485

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

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

Net Unrealized Investment Gains and Losses on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs, Deferred Sales Inducements and Valuation of Business Acquired	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2010	$(6,560)	$2,852	$1,313	$(2,395)
Net investment gains (losses) on investments arising during the period	(377)	—	132	(245)
Reclassification adjustment for (gains) losses included in net income	1,967	—	(687)	1,280
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs, deferred sales inducements and valuation of business acquired	—	(608)	213	(395)

Balance, June 30, 2011	$(4,970)	$2,244	$971	$(1,755)

All Other Net Unrealized Investment Gains and Losses in AOCI

	Net Unrealized Gains/(Losses) on Investments (1)	Deferred Policy Acquisition Costs, Deferred Sales Inducements and Valuation of Business Acquired	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2010	$504,664	$(220,898)	$(100,163)	$183,603
Net investment gains (losses) on investments arising during the period	(3,057)	—	1,070	(1,987)
Reclassification adjustment for (gains) losses included in net income	(47,589)	—	16,659	(30,930)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs, deferred sales inducements and valuation of business acquired	—	14,266	(4,993)	9,273

Balance, June 30, 2011	$454,018	$(206,632)	$(87,427)	$159,959

(1)	Includes cash flow hedges. See Note 8 to the Unaudited Interim Financial Statements included herein for additional discussion of our cash flow hedges.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

The table below presents net unrealized gains (losses) on investments by asset class as of the dates indicated:

	June 30,	December 31,
	2011	2010
	(in thousands)
Fixed maturity securities on which an OTTI loss has been recognized	$(4,970)	$(6,560)
Fixed maturity securities, available for sale - all other	449,526	498,517
Equity securities, available for sale	3,382	3,103
Affiliated notes	5,299	5,511
Derivatives designated as cash flow hedges (1)	(4,200)	(2,462)
Other long-term investments	11	(5)

Unrealized gains (losses) on investments and derivatives	$449,048	$498,104

(1)	See Note 8 for more information on cash flow hedges.

Duration of Gross Unrealized Loss Positions for Fixed Maturities and Equity Securities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities and equity securities have been in a continuous unrealized loss position, as of the dates indicated:

	June 30, 2011
	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Fixed maturities, available for sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$—	$—	$—	$—	$—
Corporate securities	64,402	1,781	—	—	64,402	1,781
Commercial mortgage-backed securities	2,123	133	—	—	2,123	133
Asset-backed securities	18,461	224	37,645	5,386	56,106	5,610
Residential mortgage-backed securities	548	48	—	—	548	48

Total	$85,534	$2,186	$37,645	$5,386	$123,179	$7,572

Equity securities, available for sale	$142	$2	$—	$—	$142	$2

	December 31, 2010
	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Fixed maturities, available for sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$—	$—	$—	$—	$—
Corporate securities	50,071	366	62	—	50,133	366
Commercial mortgage-backed securities	4,992	—	—	—	4,992	—
Asset-backed securities	25,905	199	42,402	7,591	68,307	7,790
Residential mortgage-backed securities	—	—	—	—	—	—

Total	$80,968	$565	$42,464	$7,591	$123,432	$8,156

Equity securities, available for sale	$—	$—	$746	$47	$746	$47

The gross unrealized losses, related to fixed maturities at June 30, 2011 and December 31, 2010 are composed of $5.9 million and $6.1 million related to high or highest quality securities based on NAIC or equivalent rating and $1.7 million and $2.0 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. At June 30, 2011, $5.1 million of the gross unrealized losses represented declines in value of greater than 20%, $2.6 million of which had been in that position for less than six months, as compared to $4.7 million at December 31, 2010 that represented declines in value of greater than 20%, $.9 million of which had been in that position for less than six months. At June 30, 2011, the $ 5.4 million of gross unrealized losses of twelve months or more were concentrated in asset backed securities. At December 31, 2010, the $7.6 million of gross unrealized losses of twelve months or more were concentrated in asset backed securities.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

In accordance with its policy described in Note 3, the Company concluded that an adjustment to earnings for other-than-temporary impairments for these securities was not warranted at June 30, 2011 or December 31, 2010. These conclusions are based on a detailed analysis of the underlying credit and cash flows on each security. The gross unrealized losses are primarily attributable to credit spread widening and increased liquidity discounts. At June 30, 2011, the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before the anticipated recovery of its remaining amortized cost basis.

At June 30, 2011 and December 31, 2010, there were no gross unrealized losses, related to equity securities that represented declines of greater than 20%. Perpetual preferred securities have characteristics of both debt and equity securities. Since an impairment model similar to fixed maturity securities is applied to these securities, an other-than-temporary impairment has not been recognized on certain perpetual preferred securities that have been in a continuous unrealized loss position for twelve months or more as of June 30, 2011 and December 31, 2010. In accordance with its policy described in Note 3, the Company concluded that an adjustment for other-than-temporary impairments for these equity securities was not warranted at June 30, 2011 or December 31, 2010.

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

Level 2 – Fair value is based on significant inputs, other than Level 1 inputs, that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability through corroboration with observable market data. Level 2 inputs include quoted market prices in active markets for similar assets and liabilities, quoted market prices in markets that are not active for identical or similar assets or liabilities, and other market observable inputs. The Company’s Level 2 assets and liabilities include: fixed maturities (corporate public and private bonds, most government securities, certain asset-backed and mortgage-backed securities, etc.), and certain over-the-counter derivatives. Valuations are generally obtained from third party pricing services for identical or comparable assets or liabilities or through the use of valuation methodologies using observable market inputs. Prices from services are validated through comparison to trade data and internal estimates of current fair value, generally developed using market observable inputs and economic indicators.

Level 3 – Fair value is based on at least one or more significant unobservable inputs for the asset or liability. These inputs reflect the Company’s assumptions about the inputs market participants would use in pricing the asset or liability. The Company’s Level 3 assets and liabilities primarily include: certain private fixed maturities and equity securities, certain manually priced public equity securities and fixed maturities, certain highly structured over-the-counter derivative contracts, and embedded derivatives resulting from certain products with guaranteed benefits. Prices are determined using valuation methodologies such as option pricing models, discounted cash flow models and other similar techniques. Non-binding broker quotes, which are utilized when pricing service information is not available, are reviewed for reasonableness based on the Company’s understanding of the market, and are generally considered Level 3. Under certain conditions, based on its observations of transactions in active markets, the Company may conclude the prices received from independent third party pricing services or brokers are not reasonable or reflective of market activity. In those instances, the Company may choose to over-ride the third-party pricing information or quotes received and apply internally developed values to the related assets or liabilities. To the extent the internally developed valuations use significant unobservable inputs, they are classified as Level 3. As of June 30, 2011 and December 31, 2010 these over-rides on a net basis were not material.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

Asset and Liabilities by Hierarchy Level -The tables below present the balances of assets and liabilities measured at fair value on a recurring basis, as of the dates indicated.

	As of June 30, 2011
	Level 1	Level 2	Level 3	Total
	(in thousands)
Fixed maturities, available for sale:
U.S. government securities	$—	$130,874	$—	$130,874
State and municipal securities	—	87,156	—	87,156
Foreign government securities	—	135,831	—	135,831
Corporate securities	—	3,564,702	93,700	3,658,402
Asset-backed securities	—	155,066	53,889	208,955
Commercial mortgage-backed securities	—	437,418	—	437,418
Residential mortgage-backed securities	—	228,558	—	228,558

Sub-total	—	4,739,605	147,589	4,887,194
Trading account assets:
Asset-backed securities	—	31,616	—	31,616
Equity securities	7,176	—	—	7,176

Sub-total	7,176	31,616	—	38,792

Equity securities, available for sale	19,487	—	230	19,717
Short-term investments	285,594	—	—	285,594
Cash equivalents	3,611	—	—	3,611
Other long term investments	—	53,883	186	54,069
Reinsurance recoverable	—	—	118,635	118,635
Other assets	—	28,988	—	28,988

Sub-total excluding separate account assets	315,868	4,854,092	266,640	5,436,600
Separate account assets (1)	1,570,886	46,995,638	—	48,566,524

Total assets	$1,886,754	$51,849,730	$266,640	$54,003,124

Future policy benefits	$—	$—	$95,603	$95,603

Total liabilities	$—	$—	$95,603	$95,603

(1)

Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

	As of December 31, 2010
	Level 1	Level 2	Level 3	Total
	(in thousands)
Fixed maturities, available for sale:
U.S. government securities	$—	$193,305	$—	$193,305
State and municipal securities	—	77,516	—	77,516
Foreign government securities	—	136,513	—	136,513
Corporate Securities	—	3,876,695	74,255	3,950,950
Asset-backed securities	—	160,113	53,857	213,970
Commercial mortgage-backed securities	—	490,569	—	490,569
Residential mortgage-backed securities	—	393,398	—	393,398

Sub-total	—	5,328,109	128,112	5,456,221
Trading account assets:
Asset backed securities	—	70,831	—	70,831
Equity Securities	8,774	—	—	8,774

Sub-total	8,774	70,831	—	79,605

Equity securities, available for sale	16,611	976	—	17,587
Short-term investments	228,383	—	—	228,383
Cash equivalents	—	—	—	—
Other long-term investments	—	51,000	—	51,000
Reinsurance recoverable	—	—	186,735	186,735
Other assets	—	29,201	—	29,201

Sub-total excluding separate account assets	253,768	5,480,117	314,847	6,048,732
Separate account assets (1)	1,488,369	46,786,974	—	48,275,343

Total assets	$1,742,137	$52,267,091	$314,847	$54,324,075

Future policy benefits	$—	$—	$164,283	$164,283

Total liabilities	$—	$—	$164,283	$164,283

(1)

Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts.

The methods and assumptions the Company uses to estimate the fair value of assets and liabilities measured at fair value on a recurring basis are summarized below. Information regarding separate account assets is excluded as the risk associated with these assets is primarily borne by the customers and policyholders.

Fixed Maturity Securities - The fair values of the Company’s public fixed maturity securities are generally based on prices obtained from independent pricing services. Prices from pricing services are sourced from multiple vendors, and a vendor hierarchy is maintained by asset type based on historical pricing experience and vendor expertise. The Company generally receives prices from multiple pricing services for each security, but ultimately uses the price from the pricing service highest in the vendor hierarchy based on the respective asset type. To validate reasonableness, prices are reviewed by internal asset managers through comparison with directly observed recent market trades and internal estimates of current fair value, developed using market observable inputs and economic indicators. Consistent with the fair value hierarchy described above, securities with validated quotes from pricing services are generally reflected within Level 2, as they are primarily based on observable pricing for similar assets and/or other market observable inputs. If the pricing information received from third party pricing services is not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process with the pricing service. If the pricing service updates the price to be more consistent in comparison to the presented market observations, the security remains within Level 2.

If the Company ultimately concludes that pricing information received from the independent pricing service is not reflective of market activity, non-binding broker quotes are used, if available. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may over-ride the information from the pricing service or broker with an internally developed valuation. As of June 30, 2011 and December 31, 2010 over-rides on a net basis were not material. Internally developed valuations or non-binding broker quotes are also used to determine fair value in circumstances where vendor pricing is not available. These estimates may use significant unobservable inputs, which reflect the Company’s own assumptions about the inputs market participants would use in pricing the asset. Circumstances where observable market data are not available may include events such as market illiquidity and credit events related to the security. Pricing service over-rides, internally developed valuations and non-binding broker quotes are generally included in Level 3 in the fair value hierarchy.

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

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

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

Equity Securities - Equity securities consist principally of investments in common and preferred stock of publicly traded companies. The fair values of most publicly traded equity securities are based on quoted market prices in active markets for identical assets and are classified within Level 1 in the fair value hierarchy. The fair values of preferred equity securities are based on prices obtained from independent pricing services. These prices are then validated for reasonableness against recently traded market prices. Accordingly, these securities are generally classified within Level 2 in the fair value hierarchy.

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

The majority of the Company’s derivative positions are traded in the over-the-counter (“OTC”) derivative market and are classified within Level 2 in the fair value hierarchy. OTC derivatives classified within Level 2 are valued using models generally accepted in the financial services industry that use actively quoted or observable market input values from external market data providers, third-party pricing vendors and/or recent trading activity. The fair values of most OTC derivatives, including interest rate and cross currency swaps and single name credit default swaps are determined using discounted cash flow models. These models’ key assumptions include the contractual terms of the respective contract, along with significant observable inputs, including interest rates, currency rates, credit spreads, equity prices, index dividend yields non-performance risk and volatility, and are classified as Level 2.

To reflect the market’s perception of its own and the counterparty’s non-performance risk, the Company incorporates additional spreads over London Interbank Offered Rate (“LIBOR”) into the discount rate used in determining the fair value of OTC derivative assets and liabilities which are uncollateralized. Most OTC derivative contract inputs have bid and ask prices that are actively quoted or can be readily obtained from external market data providers. The Company’s policy is to use mid-market pricing in determining its best estimate of fair value and classify these derivative contracts as Level 2.

Derivatives classified as Level 3 include first-to-default credit basket swaps and other structured products. These derivatives are valued based upon models with some significant unobservable market inputs or inputs from less actively traded markets. The fair values of first-to-default credit basket swaps are derived from relevant observable inputs such as: individual credit default spreads, interest rates, recovery rates and unobservable model-specific input values such as correlation between different credits within the same basket. Other structured options and derivatives are valued using simulation models such as the Monte Carlo technique. Level 3 methodologies are validated through periodic comparison of the Company’s fair values to broker-dealer values. As of June 30, 2011 and December 31, 2010, there were derivatives with the fair value of $186 thousand and $0 classified within Level 3, and all other derivatives were classified within Level 2. See Note 8 for more details on the fair value of derivative instruments by primary underlying.

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

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

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

The Company is also required to incorporate the market perceived risk of its own non-performance in the valuation of the embedded derivatives associated with its optional living benefit features. Since insurance liabilities are senior to debt, the Company believes that reflecting the financial strength ratings of the Company in the valuation of the liability or asset appropriately takes into consideration the Company’s own risk of non-performance. To reflect the market’s perception of its non-performance risk, the Company incorporates an additional spread over LIBOR into the discount rate used in the valuations of the embedded derivatives associated with its optional living benefit features. The additional spread over LIBOR is determined taking into consideration publicly available information relating to the financial strength of the Company, as indicated by the credit spreads associated with funding agreements issued by an affiliated company. The Company adjusts these credit spreads to remove any liquidity risk premium. The additional spread over LIBOR incorporated into the discount rate as of June 30, 2011 generally ranged from 60 to 200 basis points for the portion of the interest rate curve most relevant to these liabilities. This additional spread is applied at an individual contract level and only to those embedded derivatives in a liability position and not to those in an asset position.

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

Transfers between Levels 1 and 2 – During the three and six months ended June 30, 2011 and 2010, there were no material transfers between Level 1 and Level 2.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

Changes in Level 3 assets and liabilities - The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the three and six months ended June 30, 2011, as well as the portion of gains or losses included in income for the three and six months ended June 30, 2011 attributable to unrealized gains or losses related to those assets and liabilities still held at June 30, 2011.

	Three Months Ended June 30, 2011
	Fixed Maturities Available For Sale - Corporate Securities	Fixed Maturities Available For Sale - Asset Backed Securities	Equity Securities - Available For Sale	Other Long- Term Investments	Reinsurance Recoverable (3)
	(in thousands)
Fair value, beginning of period assets/(liabilities)	$101,585	$54,515	$977	$244	$(19,884)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	10	—	—	(58)	84,761
Included in other comprehensive income (loss)	1,785	369	(1)	—	—
Net investment income	1,124	124	—	—	—
Purchases	7,302	—	—	—	53,758
Sales	—	—	(746)		—
Settlements	(902)	(1,119)	—	—	—
Transfers into Level 3 (1)	4,308	—	—	—	—
Transfers out of Level 3 (1)	(21,512)	—	—	—	—

Fair value, end of period assets/(liabilities)	$93,700	$53,889	$230	$186	$118,635

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$—	$—	$—	$(56)	$85,394
Asset administration fees and other income	$—	$—	$—	$—	$—
Included in other comprehensive income (loss)	$1,785	$369	$(1)	$—	$—

	Three Months Ended June 30, 2011
	Future Policy Benefits
	(in thousands)
Fair value, beginning of period assets/(liabilities)	$48,529
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(87,815)
Purchases	(56,317)
Sales
Settlements	—
Transfers into Level 3 (1)	—
Transfers out of Level 3 (1)	—

Fair Value, end of period assets/(liabilities)	$(95,603)

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$(88,232)
Interest credited to policyholders’ account balances	$—
Included in other comprehensive income (loss)	$—

(1)	Transfers into or out of level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(2)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(3)	Reinsurance Recoverable classified as Other Liabilities at March 31, 2011 were reclassified to Other Assets-Reinsurance Recoverable at June 30, 2011 as they were in a net asset position.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

Transfers –Transfers out of Level 3 were typically due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company was able to validate. Transfers into Level 3 were primarily the result of unobservable inputs utilized within valuation methodologies and the use of broker quotes (that could not be validated) when previously, information from third party pricing services (that could be validated) was utilized.

	Six Months Ended June 30, 2011
	Fixed Maturities Available For Sale - Corporate Securities	Fixed Maturities Available For Sale - Asset Backed Securities	Equity Securities - Available For Sale	Other Long- Term Investments	Reinsurance Recoverable
	(in thousands)
Fair value, beginning of period assets/(liabilities)	$74,255	$53,858	$—	$—	$186,735
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	35	—	—	186	(174,132)
Included in other comprehensive income (loss)	540	1,132	1	—	—
Net investment income	2,237	241	—	—	—
Purchases	8,252	—	—	—	106,032
Sales	—	—	(747)		—
Settlements	(1,644)	(1,342)	—	—	—
Transfers into Level 3 (1)	31,537	—	976	—	—
Transfers out of Level 3 (1)	(21,512)	—	—	—	—

Fair value, end of period assets/(liabilities)	$93,700	$53,889	$230	$186	$118,635

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$—	$—	$—	$162	$(169,271)
Asset administration fees and other income	$—	$—	$—	$—	$—
Included in other comprehensive income (loss)	$534	$1,132	$1	$—	$—

	Six Months Ended June 30, 2011
	Future Policy Benefits
	(in thousands)
Fair value, beginning of period assets/(liabilities)	$(164,283)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	179,758
Purchases	(111,078)
Sales
Settlements	—
Transfers into Level 3 (1)	—
Transfers out of Level 3 (1)	—

Fair Value, end of period assets/(liabilities)	$(95,603)

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$175,186
Interest credited to policyholders’ account balances	$—
Included in other comprehensive income (loss)	$—

(1)	Transfers into or out of level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(2)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

Transfers – As a part of an ongoing assessment of pricing inputs to ensure appropriateness of the level classification in the fair value hierarchy the Company may reassign level classification from time to time. As a result of such a review in the first quarter of 2011, it was determined that the pricing inputs for perpetual preferred stocks provided by third party pricing services were primarily based on non-binding broker quotes which could not always be verified against directly observable market information. Consequently, perpetual preferred stocks were transferred into Level 3 within the fair value hierarchy. This represents the majority of the transfers into Level 3 for Equity Securities Available for Sale. Other transfers into Level 3 were primarily the result of unobservable inputs utilized within valuation methodologies and the use of broker quotes (that could not be validated) when previously, information from third party pricing services (that could be validated) was utilized. Transfers out of Level 3 were primarily due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company was able to validate.

The following table provides a summary of the changes in fair value of Level 3 assets and liabilities for the three and six months ended June 30, 2010, as well as the portion of gains or losses included in income for three and six months ended June 30, 2010 attributable to unrealized gains or losses related to those assets and liabilities still held at June 30, 2010.

	Three Months Ended June 30, 2010
	Fixed Maturities Available For Sale - Corporate Securities	Fixed Maturities Available For Sale - Foreign Government Bonds	Fixed Maturities Available For Sale - Asset- Backed Securities	Reinsurance Recoverable (3)
	(in thousands)
Fair value, beginning of period assets/(liabilities)	$64,738	$1,203	$41,014	$(103,450)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	—	—	734,795
Included in other comprehensive income (loss)	3,766	4	—	—
Net investment income	973	(1)	—	—
Purchases, sales, issuances and settlements	—	—	4,275	45,826
Transfers into Level 3 (1)	5,211	—	—	—
Transfers out of Level 3 (1)	—	—	(17,422)	—

Fair value, end of period assets/(liabilities)	$74,688	$1,206	$27,867	$677,171

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$—	$—	$—	$705,955
Asset management fees and other income	$—	$—	$—	$—
Included in other comprehensive income (loss)	$3,766	$4	$—	$—

	Three Months Ended June 30, 2010
	Future Policy Benefits	Other Liabilities
	(in thousands)
Fair value, beginning of period assets/(liabilities)	$135,920	$(31)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(757,484)	(21)
Purchases, sales, issuances and settlements	(48,032)	—
Transfers into Level 3 (1)	—	—
Transfers out of Level 3 (1)	—	—

Fair value, end of period assets/(liabilities)	$(669,596)	$(52)

Unrealized gains (losses) for the period relating to Level 3 assets that were still held by the Company at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$(728,659)	$(20)
Interest credited to policyholders’ account balances	$—	$—
Included in other comprehensive income (loss)	$—	$—

(1)	Transfers into or out of level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(2)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(3)	Reinsurance Recoverable classified as Other Liabilities at March 31, 2010 were reclassified to Other Assets-Reinsurance Recoverable at June 30, 2010 as they were in a net asset position.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

	Six Months Ended June 30, 2010
	Fixed Maturities Available For Sale - Corporate Securities	Fixed Maturities Available For Sale - Foreign Government Bonds	Fixed Maturities Available For Sale - Asset- Backed Securities	Reinsurance Recoverable
	(in thousands)
Fair value, beginning of period assets/(liabilities)	$63,634	$1,219	$43,795	$40,351
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	—	(1,247)	548,265
Included in other comprehensive income (loss)	4,046	(12)	(1,215)	—
Net investment income	1,924	(1)	(203)	—
Purchases, sales, issuances and settlements	(127)	—	4,159	88,555
Transfers into Level 3 (1)	5,211	—	—	—
Transfers out of Level 3 (1)	—	—	(17,422)	—

Fair value, end of period assets/(liabilities)	$74,688	$1,206	$27,867	$677,171

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$—	$—	$(654)	$548,398
Asset management fees and other income	$—	$—	$—	$—
Included in other comprehensive income (loss)	$4,046	$(12)	$(1,215)	$—

	Six Months Ended June 30, 2010
	Future Policy Benefits	Other Liabilities
	(in thousands)
Fair value, beginning of period assets/(liabilities)	$(10,874)	$(53)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(565,935)	1
Purchases, sales, issuances and settlements	(92,787)	—
Transfers into Level 3 (1)	—	—
Transfers out of Level 3 (1)	—	—

Fair value, end of period assets/(liabilities)	$(669,596)	$(52)

Unrealized gains (losses) for the period relating to Level 3 assets that were still held by the Company at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$(565,298)	$1
Interest credited to policyholders’ account balances	$—	$—
Included in other comprehensive income (loss)	$—	$—

(1)	Transfers into or out of level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(2)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

Fair Value of Financial Instruments – The Company is required by US GAAP to disclose the fair value of certain financial instruments including those that are not carried at fair value. For the following financial instruments the carrying amount equals or approximates fair value: fixed maturities classified as available for sale, trading account assets, equity securities, short-term investments, cash and cash equivalents, separate account assets and long-term and short-term borrowing.

The following table discloses the Company’s financial instruments where the carrying amounts and fair values may differ:

	June 30, 2011		December 31, 2010
	Carrying value	Fair value	Carrying value	Fair value
	(in thousands)
Assets:
Commercial mortgage and other loans	$397,969	$431,419	$431,432	$465,099
Policy loans	$14,193	$18,324	$13,905	$18,374
Liabilities:
Investment Contracts - Policyholders’ Account Balances	$63,880	$63,775	$58,549	$58,679

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

Interest Rate Contracts

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

Equity Contracts

Equity index options are contracts which will settle in cash based on differentials in the underlying indices at the time of exercise and the strike price. The Company uses combinations of purchases and sales of equity index options to hedge the effects of adverse changes in equity indices within a predetermined range. These hedges do not qualify for hedge accounting.

Foreign Exchange Contracts

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

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

party. These transactions are entered into pursuant to a master agreement that provides for a single net payment to be made by one counterparty for payments made in the same currency at each due date.

Credit Contracts

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

Embedded Derivatives

The Company has sold variable annuity contracts that include certain optional living benefit features that are treated, for accounting purposes, as embedded derivatives. The Company has affiliated reinsurance agreements with Pruco Reinsurance, Ltd. (“Pruco Re”) and The Prudential Insurance Company of America (“Prudential Insurance”) to transfer the risk related to certain of these embedded derivatives. The embedded derivatives related to the living benefit features and the related reinsurance agreements are carried at fair value. Mark-to-market changes in the fair value of the underlying contractual guarantees are determined using valuation models as described in Note 7, and are recorded in “Realized investment gains/(losses), net.”

The fair value of the living benefit feature embedded derivatives included in “Future policy benefits” was a liability of $95.6 million as of June 30, 2011 and liability of $164.3 million as of December 31, 2010. The fair value of the embedded derivatives related to the reinsurance of certain of these benefits to Pruco Re included in “Reinsurance Recoverable” was an asset of $118.6 million as of June 30, 2011 and an asset of $186.7 million as of December 31, 2010.

Primarily in the reinsurance affiliate, equity options and futures as well as interest rate derivatives are purchased to hedge the living benefit features accounted for as embedded derivatives against changes in equity markets, interest rates, and market volatility. Prior to the third quarter of 2010, the hedging strategy sought to generally match the sensitivities of the embedded derivative liability as defined by GAAP, excluding the impact of the market-perceived risk of non-performance, with capital market derivatives. In the third quarter of 2010, the hedging strategy was revised as, in a low interest rate environment, management of the company and reinsurance affiliates does not believe the GAAP value of the embedded derivative liability to be an appropriate measure for determining the hedge target. The new hedge target is grounded in a GAAP/capital markets valuation framework but incorporates modifications to the risk-free return assumption to account for the fact that the underlying customer separate account funds which support these living benefits are invested in assets that contain risk. The modifications include the removal of a volatility risk margin embedded in the valuation technique used to fair value the embedded derivative liability under GAAP, and the inclusion of a credit spread over the risk-free rate used to estimate future growth of bond investments in the customer separate account funds. This new strategy will result in differences each period between the change in the value of the embedded derivative liability as defined by GAAP and the change in the value of the hedge positions, potentially increasing volatility in GAAP earnings in the Company and the reinsurance affiliate, and increasing volatility in the amortization of deferred acquisition and other costs of the Company as a result of the gross profits impact. In addition, management of the Company and reinsurance affiliates evaluates hedge levels versus the target given the overall capital considerations of our ultimate parent Company, Prudential Financial Inc., and prevailing capital market conditions and may decide to temporarily hedge to an amount that differs from the hedge target definition.

In the second quarter of 2009, the Company began the expansion of our hedging program to include a portion of the market exposure related to our overall capital position including the impact of certain statutory reserve exposures. These capital hedges primarily consisted of equity-based total return swaps that were designed to partially offset changes in our capital position resulting from market driven changes in certain living and death benefit features of our variable annuity products. During the second quarter of 2010, the capital hedge program was terminated in lieu of a new program managed at the Prudential Financial level that more broadly addresses equity market exposure of the overall statutory capital of Prudential Financial and its subsidiaries, as a whole under stress scenarios. A portion of the derivatives related to the new program were purchased by the Company.

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

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

	June 30, 2011			December 31, 2010
	Notional	Fair Value		Notional	Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	(in thousands)
Qualifying Hedge Relationships
Currency/Interest Rate	$36,071	$—	$(4,223)	$36,072	$152	$(2,606)

Total Qualifying Hedge Relationships	$36,071	$—	$(4,223)	$36,072	$152	$(2,606)

Non-qualifying Hedge Relationships
Interest Rate	$1,685,450	$70,557	$(14,060)	$913,700	$56,896	$(6,727)
Credit	399,050	2,547	(2,688)	350,050	2,810	(3,104)
Currency/Interest Rate	58,150	72	(6,825)	60,439	1,622	(6,829)
Equity	13,142,043	27,435	(18,746)	10,374,514	30,278	(21,492)

Total Non-Qualifying Hedge Relationships	$15,284,693	$100,611	$(42,319)	$11,698,703	$91,606	$(38,152)

Total Derivatives (1)	$15,320,764	$100,611	$(46,542)	$11,734,775	$91,758	$(40,758)

(1)

Excludes embedded derivatives which contain multiple underlyings. The fair value of these embedded derivatives was a liability of $97.8 million as of June 30, 2011 and a liability of $166.8 million as of December 31, 2010 included in “Future policy benefits” and “Fixed maturities available for sale.”

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

The following table provides the financial statement classification and impact of derivatives used in qualifying and non-qualifying hedge relationships, excluding the offset of the hedged item in an effective hedge relationship:

	Three Months Ended
	June 30,
	2011	2010
	(in thousands)
Qualifying
Cash Flow Hedges
Currency/Interest Rate
Net investment income	$(31)	$17
Other income	(15)	26
Accumulated other comprehensive income (loss) (1)	(674)	2,460

Total cash flow hedges	$(720)	$2,503

Non-qualifying hedges
Realized investment gains (losses), net
Interest Rate	$17,592	$47,870
Currency/Interest Rate	(1,019)	6,881
Credit	323	(183)
Equity	(4,311)	34,367
Embedded Derivatives (2)	(17,917)	(35,349)

Total non-qualifying hedges	$(5,332)	$53,586

Total Derivative Impact	$(6,052)	$56,089

(1)	Amounts deferred in Equity
(2)

Primarily includes the following: 1) mark-to-market on embedded derivatives of $144.1 million; 2) fees ceded of $68.7 million; offset by 3) change in reinsurance recoverable of $138.5 million; and 4) fees attributed to embedded derivative of $56.3 million as of June 30, 2011.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

	Six Months Ended June 30,
	2011	2010
	(in thousands)
Qualifying
Cash Flow Hedges
Currency/Interest Rate
Net investment income	$(39)	$24
Other income	(51)	24
Accumulated other comprehensive income (loss) (1)	(1,738)	2,191

Total cash flow hedges	$(1,828)	$2,239

Non-qualifying hedges
Realized investment gains (losses), net
Interest Rate	$15,428	$59,852
Currency/Interest Rate	(2,795)	7,411
Credit	611	(222)
Equity	(13,916)	18,648
Embedded Derivatives (2)	(21,608)	(38,803)

Total non-qualifying hedges	$(22,280)	$46,886

Total Derivative Impact	$(24,108)	$49,125

(1)	Amounts deferred in Equity
(2)

Primarily includes the following: 1) mark-to-market on embedded derivatives of $(68.7) million; 2) fees ceded of $125.1 million; offset by 3) change in reinsurance recoverable of $(68.1) million; and 4) fees attributed to embedded derivative of $111.1 million as of June 30, 2011.

For the three and six months ended June 30, 2011 the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations and there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.

Presented below is a roll forward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in thousands)

Balance, December 31, 2010	$(2,462)

Net deferred gains on cash flow hedges from January 1 to June 30, 2011	(1,828)

Amount reclassified into current period earnings	90

Balance, June 30, 2011	$(4,200)

As of June 30, 2011, the Company does not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 6 years. Income amounts deferred in “Accumulated Other Comprehensive Income (Loss))” as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” in the Statements of Equity.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

Credit Derivatives Written

The following tables set forth the Company’s exposure from credit derivatives where the Company has written credit protection, excluding embedded derivatives contained in externally-managed investments in European markets, by NAIC rating of the underlying credits as of the dates indicated.

NAIC Designation (1)	Rating Agency Equivalent	June 30, 2011
		Single Name
		Notional	Fair Value
		(in thousands)
1	Aaa, Aa, A	$344,000	$2,223
2	Baa	25,000	310

	Subtotal Investment Grade	369,000	2,533

3	Ba	—	—
4	B	—	—
5	C and Lower	—	—
6	In or near default	—	—

	Subtotal Below Investment Grade	—	—

	Total	$369,000	$2,533

(1)

First-to-default credit swap baskets, which may include credits of varying qualities, are grouped above based on the lowest credit in the basket. However, such basket swaps may entail greater credit risk than the rating level of the lowest credit.

NAIC Designation (1)	Rating Agency Equivalent	December 31, 2010
		Single Name
		Notional	Fair Value
		(in thousands)
1	Aaa, Aa, A	$290,000	$2,297
2	Baa	25,000	374

	Subtotal Investment Grade	315,000	2,671

3	Ba	—	—
4	B	—	—
5	C and Lower	—	—
6	In or near default	—	—

	Subtotal Below Investment Grade	—	—

	Total	$315,000	$2,671

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

	June 30, 2011		December 31, 2010
Industry	Notional	Fair Value	Notional	Fair Value
	(in thousands)
Corporate Securities:
Manufacturing	$40,000	$258	$40,000	$249
Finance	54,000	186	—	—
Services	20,000	96	20,000	101
Energy	20,000	186	20,000	220
Transportation	25,000	157	25,000	203
Retail and Wholesale	20,000	162	20,000	189
Other	190,000	1,488	190,000	1,709
First to Default Baskets (1)	—	—	—	—

Total Credit Derivatives	$369,000	$2,533	$315,000	$2,671

(1)	Credit default baskets may include various industry categories.

The Company writes credit derivatives under which the Company is obligated to pay a related party counterparty the referenced amount of the contract and receive in return the defaulted security or similar security. The Company’s maximum amount at risk under these credit derivatives, assuming the value of the underlying referenced securities become worthless, is $369.0 million notional of credit default swap (“CDS”) selling protection at June 30, 2011. These credit derivatives generally have maturities of five years or less.

The Company holds certain externally-managed investments in the European market which contain embedded derivatives whose fair value are primarily driven by changes in credit spreads. These investments are medium term notes that are collateralized by investment portfolios primarily consisting of investment grade European fixed income securities, including corporate bonds and asset-backed securities, and derivatives, as well as varying degrees of leverage. The notes have a stated coupon and provide a return based on the performance of the underlying portfolios and the level of leverage. The Company invests in these notes to earn a coupon through maturity, consistent with its investment purpose for other debt securities. The notes are accounted for under U.S. GAAP as available for sale fixed maturity securities with bifurcated embedded derivatives (total return swaps). Changes in the value of the fixed maturity securities are reported in Stockholders’ Equity under the heading “Accumulated Other Comprehensive Income (Loss)” and changes in the market value of the embedded total return swaps are included in current period earnings in “Realized investment gains (losses), net.” The Company’s maximum exposure to loss from these investments was $7.8 million and $7.5 million at June 30, 2011 and December 31, 2010, respectively.

In addition to selling credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of June 30, 2011 the Company had $30.0 million of outstanding notional amounts reported at fair value as a liability of $2.7 million.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Prudential Annuities Life Assurance Corporation (“PALAC” or the “Company”), formerly known as American Skandia Life Assurance Corporation, as of June 30, 2011 compared with December 31, 2010, and its results of operations for the three months and six months ended June 30, 2011 and 2010. You should read the following analysis of our financial condition and results of operations in conjunction with the audited Financial Statements, and the “Risk Factors” section included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, the statements under “Forward Looking Statements”, and the Unaudited Interim Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Beginning in March 2010, the Company ceased offering its existing variable annuity products (and where offered, the companion market value adjustment option) to new investors upon the launch of a new product line in each of Pruco Life Insurance Company and Pruco Life Insurance Company of New Jersey (which are affiliates of the Company within the Prudential Annuities business unit of Prudential Financial). In general, the new product line offers the same optional living benefits and optional death benefits as offered by the Company’s existing variable annuities. However, subject to applicable contractual provisions and administrative rules, the Company will continue to accept subsequent purchase payments on inforce contracts under existing annuity products. These initiatives were implemented to create operational and administrative efficiencies by offering a single product line of annuity products from a more limited group of legal entities. In addition, by limiting its variable annuity offerings to a single product line sold through one insurer (and its affiliate, for New York sales), the Prudential Annuities business unit of Prudential Financial expects to convey a more focused, cohesive brand in the marketplace.

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

Our variable annuity investment options provide our customers with the opportunity to invest in proprietary and non-proprietary mutual funds, frequently under asset allocation programs, and fixed-rate accounts. The investments made by customers in the proprietary and non-proprietary mutual funds generally represent separate account interests that provide a return linked to an underlying investment portfolio. The general account investments made in the fixed-rate accounts are credited with interest at rates we determine, subject to certain minimums. We also have offered fixed annuities that provide a guarantee of principal and interest credited at rates we determine, subject to certain contractual minimums. Certain investments made in the fixed-rate accounts of our variable annuities and certain fixed annuities impose a market value adjustment if the invested amount is not held to maturity. Based on the contractual terms the market value adjustment can be positive, resulting in an additional amount for the contractholder, or negative, resulting in a deduction from the contractholder’s account value or redemption proceeds.

The primary risk exposures of our variable annuity contracts relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including equity market returns, interest rates, market volatility, timing of annuitization and withdrawals, contract lapses and contractholder mortality. The rate of return we realize from our variable annuity contracts will vary based on the extent of the differences between our actual experience and the assumptions used in the original pricing of these products. As part of our risk management strategy we hedge or limit our exposure to certain of these risks primarily through a combination of product design elements, such as an asset transfer feature, externally purchased hedging instruments and affiliated reinsurance arrangements with Pruco Reinsurance, Ltd. (“Pruco Re”) and The Prudential Insurance Company of America (“Prudential Insurance”). Our returns can also vary by contract based on our risk management strategy, including the impact of any capital markets movements that we may hedge in the affiliate, the impact on that portion of our variable annuity contracts that benefit from an asset transfer feature and the impact of risks that are not able to be hedged.

The asset transfer feature, included in the design of certain optional living benefits, transfers assets between the variable investments selected by the annuity contractholder and, depending on the benefit feature, a fixed rate account in the general account or a bond portfolio within the separate account. The potential transfers are based on the static mathematical formula used with the particular optional benefit which considers a number of factors, including the impact of investment performance on the contractholder’s total account value. In general, negative investment performance may result in transfers to either a fixed rate account in the general account or a bond portfolio within the separate account, and positive investment performance may result in transfers back to contractholder-selected investments. Overall, the asset transfer feature is designed to help mitigate our exposure to equity market risk and market volatility. Beginning in 2009, our offerings of optional living benefit features associated with variable annuity products all included an asset transfer feature, and in 2009 we discontinued any new sales of optional living benefit features without an asset transfer feature. Other product design elements we utilize for certain products to manage these risks include investment option restrictions and minimum issuance age requirements. As of June 30, 2011 approximately $42.2 billion or 80% of total variable annuity account values contain a living benefit feature, compared to approximately $42.1billion or 79% as of December 31, 2010. As of June 30, 2011 approximately $30.8 billion or 73% of variable annuity account values with living benefit features included an asset transfer feature in the product design, compared to approximately $29.0 billion or 69% as of December 31, 2010.

As mentioned above, in addition to our asset transfer feature, we also manage certain risks associated with our variable annuity products through hedging programs and affiliated reinsurance arrangements. Primarily in the reinsurance affiliate, equity options and futures as well as interest rate derivatives are purchased to hedge certain living benefit features accounted for as embedded derivatives against changes in equity markets, interest rates, and market volatility. Prior to the third quarter of 2010, the hedging strategy sought to generally match the sensitivities of the embedded derivative liability as defined by GAAP, excluding the impact of the market-perceived risk of non-performance (“NPR”), with capital market derivatives. In the third quarter of 2010, the hedging strategy was revised as, in a low interest rate environment, management of the Company and reinsurance affiliates does not believe the GAAP value of the embedded derivative liability to be an appropriate measure for determining the hedge target. The new hedge target is grounded in a GAAP/capital markets valuation framework but incorporates modifications to the risk-free return assumption to account for the fact that the underlying customer separate account funds which support these living benefits are invested in assets that contain risk. The modifications include the removal of a volatility risk margin embedded in the valuation technique used to fair value the embedded derivative liability under GAAP, and the inclusion of a credit spread over the risk-free rate used to estimate future growth of bond investments in the customer separate account funds. This new strategy will result in differences each period between the change in the value of the embedded derivative liability as defined by GAAP and the change in the value of the hedge positions, potentially increasing volatility in GAAP earnings in the Company and the reinsurance affiliate, and increasing volatility in the amortization of deferred acquisition and other costs of the Company as a result of the gross profits impact. In addition, management of the company and reinsurance affiliates evaluates hedge levels versus the target given the overall capital considerations of our ultimate parent Company, Prudential Financial Inc., and prevailing capital market conditions and may decide to temporarily hedge to an amount that differs from the hedge target definition.

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

The Company’s Changes in Financial Position and Results of Operations are described below.

Changes in Financial Position

2011 versus 2010

Total assets decreased by $559 million, from $57.3 billion at December 31, 2010 to $56.7 billion at June 30, 2011. Total investments decreased $576 million primarily driven by transfers of balances from the general account to the separate accounts primarily as a result of the asset transfer feature embedded, in some of our optional living benefit features, as discussed above and transfers from customer elected dollar cost averaging (“DCA”) program. In addition, the Company issued a $270 million dividend to Prudential Financial in the second quarter of 2011. Deferred policy acquisition costs (“DAC”) and Deferred sales inducements (“DSI”) decreased by $147 million and $54 million, respectively, primarily due to expected amortization. Additionally, reinsurance recoverables decreased by $68 million driven by mark-to-market decreases in the reinsured liability for living benefit embedded derivatives primarily resulting from a decrease in the present value of future expected benefit payments driven by favorable market conditions. Partially offsetting the above decreases, separate account assets increased by $291 million, primarily driven by market appreciation and the aforementioned transfers related to the asset transfer feature and DCA program, partially offset by net outflows driven by the change in sales strategy discussed above.

During the period, total liabilities decreased by $410 million, from $55.4 billion at December 31, 2010 to $54.9 billion at June 30, 2011. Policyholders’ account balances decreased $730 million primarily driven by transfers of customer account values to the separate account from the general account as discussed above. Additionally, future policy benefits and other policyholder liabilities decreased by $58 million primarily driven by a decrease in the liability for living benefit embedded derivatives, as discussed above. Partially offsetting the above decreases, separate account liabilities increased by $291 million offsetting the increase in separate accounts assets above.

Results of Operations

2011 versus 2010 Three Month Comparison

Net Income

Net income increased $217 million from a loss of $192 million in the second quarter of 2010 to income of $25 million in the second quarter of 2011. The gain is driven by a $350 million increase in income from operations before income taxes, as discussed below, partially offset by a $134 million increase in income tax expense.

The increase in income from operations before taxes was driven by a favorable variance from lower amortization of DAC and other costs primarily related to the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions, as discussed in more detail below. Also contributing to the increase was a favorable variance related to adjustments to the reserves for the guaranteed minimum death (“GMDB”) and income benefit (“GMIB”) features of our variable annuity products and to the increase in our deferred policy acquisition and other costs. These adjustments are discussed in more detail below. Additionally, fee income, net of higher distribution costs, increased due to higher average separate account balances driven by net market appreciation and net transfers of balances from the general account to the separate accounts over the past twelve months. Partially offsetting these items was an unfavorable variance related to $30 million in mark-to-market gains in the second quarter of 2010 from derivative positions associated with our capital hedging program. As discussed above, the capital hedging program was terminated at the end of the second quarter of 2010.

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

As mentioned above, included in the favorable variance from lower amortization of DAC and other costs, was a $279 million favorable variance in amortization related to the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions. This impact primarily relates to changes in NPR in the valuation of the reinsured living benefit liabilities. We incorporate the NPR of our affiliates’ in the valuation of the embedded derivatives associated with our living benefit features on our variable annuity contracts. To reflect NPR in the valuation of the embedded derivative liabilities, we incorporate an additional spread over LIBOR into the discount rate used. In the second quarter of both 2010 and 2011, positive NPR adjustments in the reinsurance affiliate, were driven by increases in the reinsured living benefit liabilities due to unfavorable market conditions and widening of the NPR spreads. The NPR gain was smaller in the second quarter of 2011 compared to the second quarter of 2010 due to smaller market and interest rate declines resulting in a favorable variance from lower amortization of DAC and other costs.

As shown in the following table, income from operations for the second quarter of 2011 included $20 million of losses related to adjustments to the GMDB and GMIB reserves and amortization of DAC and other costs, compared to losses of $86 million included in the second quarter of 2010, resulting in a $66 million favorable variance.

	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010
	Amortization of DAC and Other Costs (1)	Reserves for GMDB / GMIB (2)	Total	Amortization of DAC and Other Costs (1)	Reserves for GMDB / GMIB (2)	Total
	(in thousands)

Quarterly market performance adjustment	$(7,588)	$(2,387)	$(9,975)	$(48,211)	$(39,955)	$(88,166)

Quarterly adjustment for current period experience	(9,615)	(231)	(9,846)	(8,453)	10,725	2,272

Total	$(17,203)	$(2,618)	$(19,821)	$(56,664)	$(29,230)	$(85,894)

(1)	Amounts reflect (charges) or benefits for (increases) or decreases, respectively, in the amortization of deferred policy acquisition, or DAC, and other costs.
(2)

Amounts reflect (charges) or benefits for reserve (increases) or decreases, respectively, related to the guaranteed minimum death and income benefit, or GMDB / GMIB, features of our variable annuity products.

As shown in the table above, results for both periods include quarterly updates for the impact of fund performance on our amortization of DAC and other costs and GMDB/GMIB reserves for our variable annuity products. Results for the second quarter of 2011 included $10 million of losses associated with these quarterly updates due to overall less favorable than expected market performance. The actual rates of return on annuity account values for the second quarter of 2011 was 0.8% compared to our expected rate of return of 1.5%. The second quarter of 2010 updates resulted in losses of $88 million of losses due to unfavorable market performance. The actual rate of return on annuity account values for the second quarter of 2010 was (4.6)% compared to our previously expected rate of return of 1.8%.

We derive our near-term future rate of return assumptions using a reversion to the mean approach, a common industry practice. Under this approach, we consider actual returns over a period of time and initially adjust future projected returns over a four year period so that the assets are projected to grow at the long-term expected rate of return for the entire period. The near-term future projected return across all contract groups is 6.0% per annum as of June 30, 2011, or approximately 1.5% per quarter.

For some contract groups, the projected near-term future annual rate of return calculated using the reversion to the mean approach was greater than our maximum future rate of return assumption across all asset types for this business. In those cases, we utilize the maximum future rate of return over the four year period, thereby limiting the impact of the reversion to the mean on our estimate of total gross profits. The near-term blended maximum future rate of return, for these impacted contract groups, under the reversion to the mean approach is 9.3% as of June 30, 2011. Included in the blended maximum future rate are assumptions for returns on various asset classes, including a 5.7% annual weighted average rate of return on fixed income investments and a 13% annual maximum rate of return on equity investments.

The $10 million charge in the second quarter of 2011 and the $3 million benefit in the second quarter of 2010 shown in the table above, reflect the quarterly adjustments for current period experience, also referred to as experience true-up adjustments. The unfavorable variance related to the adjustment to the GMDB/GMIB reserves was primarily driven by differences in actual lapse experience and contract guarantee claim costs in second quarter of 2010 compared to second quarter of 2011.

Revenues

Revenues decreased $16 million, from $419 million in the second quarter of 2010 to $403 million in the second quarter of 2011.

Policy charges and fee income increased $22 million, from $189 million in the second quarter of 2010 to $211 million in the second quarter of 2011 driven by higher fee income primarily driven by an increase in average variable annuity asset balances invested in separate accounts as discussed above.

Net investment income decreased $17 million from $94 million in the second quarter 2010 to $77 million in the second quarter of 2011 as a result of lower average annuity account values in the general account primarily resulting from transfers from the fixed-rate option in the general account to the separate accounts relating to the asset transfer feature and DCA program, as discussed above.

Asset administration fees and other income increased $8 million, from $70 million in the second quarter of 2010 to $78 million in the second quarter of 2011 as a result of higher average variable annuity asset balances invested in separate accounts, as discussed above.

Realized investment gains/losses, net, decreased by $29 million from $58 million in the second quarter of 2010 to $29 million in the second quarter of 2011. This decrease was driven by a $30 million unfavorable variance in the mark-to-market gains in the second quarter of 2010 from derivative positions associated with our terminated capital hedging program. As discussed above, the capital hedging program was terminated at the end of the second quarter of 2010.

Benefits and Expenses

Benefits and expenses decreased $368 million from $739 million in the second quarter of 2010 to $371 million in the second quarter of 2011.

Policyholders’ benefits decreased $27 million, from $54 million in the second quarter of 2010 to $27 million in the second quarter of 2011, primarily due to the adjustments to the reserves for the GMDB/GMIB features of our variable annuity products related to our quarterly adjustments to reflect current period experience and market performance, as discussed above.

Interest credited to policyholders’ account balances decreased $131 million, from $235 million in the second quarter of 2010 to $104 million in the second quarter of 2011, due to lower DSI amortization primarily related to the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions and quarterly adjustments to reflect current period experience and market performance, as discussed above. Also contributing to the decrease was lower interest credited to policyholders’ account balances due to lower average annuity account values in the fixed-rate option of the general account, primarily due to the asset transfer feature and DCA program discussed above.

Amortization of deferred policy acquisition costs decreased by $218 million, from $350 million in the second quarter of 2010 to $132 million in the second quarter of 2011, primarily due to lower DAC amortization related to the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions and quarterly adjustments to reflect current period experience and market performance, as discussed above.

General, administrative and other expenses increased $8 million, from $100 million in the second quarter of 2010 to $108 million in the second quarter of 2011, primarily driven by higher asset based commissions due to higher average separate account asset values.

2011 versus 2010 Six Month Comparison

Net Income

Net income increased $304 million from a loss of $160 million for the six months ended June 30, 2010 to income of $144 million for the six months ended June 30, 2011. The increase is driven by a $477 million higher income from operations before income taxes, as discussed below, partially offset by a $174 million increase in income tax expense.

The increase in income from operations before taxes was driven by a favorable variance from lower amortization of DAC and other costs primarily related to the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions, as discussed in more detail below. Also contributing to the increase was a favorable variance related to adjustments to the reserves for the guaranteed minimum death (“GMDB”) and income benefit (“GMIB”) features of our variable annuity products and to the increase in our deferred policy acquisition and other costs. These adjustments are discussed in more detail below. Additionally, fee income, net of higher distribution costs, increased due to higher average separate account balances driven by net market appreciation and net transfers of balances from the general account to the separate accounts over the past twelve months.

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

As mentioned above, included in the favorable variance from lower amortization of DAC and other costs, was a $382 million favorable variance in amortization related to the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions. This impact primarily relates to changes in NPR in the valuation of the reinsured living benefit liabilities. In both 2010 and 2011, positive NPR adjustments in the reinsurance affiliate, were driven by increases in the reinsured living benefit liabilities due to unfavorable market conditions and widening of the NPR spreads. The NPR gain was smaller for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 due to smaller market and interest rate declines resulting in a favorable variance from lower amortization of DAC and other costs.

As shown in the following table, income from operations for the six months ended June 30, 2011 included $6 million of losses related to adjustments to the GMDB and GMIB reserves and amortization of DAC and other costs, compared to losses of $64 million for the six months ended June 30, 2010, resulting in a $58 million favorable variance.

	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
	Amortization of DAC and Other Costs (1)	Reserves for GMDB / GMIB (2)	Total	Amortization of DAC and Other Costs (1)	Reserves for GMDB / GMIB (2)	Total

	(in thousands)
Quarterly market performance adjustment	$2,982	$4,835	$7,817	$(41,372)	$(34,424)	$(75,796)

Quarterly adjustment for current period experience	(18,714)	4,600	(14,114)	(16,281)	28,320	12,039

Total	$(15,732)	$9,435	$(6,297)	$(57,653)	$(6,104)	$(63,757)

(1)	Amounts reflect (charges) or benefits for (increases) or decreases, respectively, in the amortization of deferred policy acquisition, or DAC, and other costs.
(2)

Amounts reflect (charges) or benefits for reserve (increases) or decreases, respectively, related to the guaranteed minimum death and income benefit, or GMDB / GMIB, features of our variable annuity products.

As shown in the table above, results for both periods include quarterly updates for the impact of fund performance on our amortization of DAC and other costs and GMDB/GMIB reserves for our variable annuity products. Results for the six months ended June 30, 2011 included $7 million of benefits associated with these quarterly updates due to favorable market performance. Results for the six months ended June 30, 2010 resulted in losses of $75 million due to unfavorable market performance. The following table shows the actual quarterly rates of return on variable annuity account values compared to our previously expected quarterly rates of return used in our estimate of total gross profits for the periods indicated.

	2011		2010
	First Quarter	Second Quarter	First Quarter	Second Quarter

Actual rate of return	3.6%	0.8%	3.3%	(4.6)%

Expected rate of return	1.5%	1.5%	1.8%	1.8%

The $14 million charge for the six months ended June 30, 2011 and the $12 million benefit for the six months ended June 30, 2010 shown in the table above reflect the quarterly adjustments for current period experience, also referred to as actual experience true-up adjustments. The unfavorable variance related to the adjustment to the GMDB/GMIB reserves was primarily driven by differences in actual lapse experience and contract guarantee claim costs in the six months ended June 30, 2011 compared to the six months ended June 30, 2010.

Revenues

Revenues increased $2 million, from $772 million for the six months ended June 30, 2010 to $774 million for the six months ended June 30, 2011.

Policy charges and fee income increased $42 million, from $373 million for the six months ended June 30, 2010 to $415 million for the six months ended June 30, 2011 driven by higher fee income primarily driven by an increase in average variable annuity asset balances invested in separate accounts as discussed above. Also included in the above increases was a favorable variance of $14 million from lower market value adjustments related to the Company’s market value adjusted investment option (the “MVA option”) driven by differences in market conditions and transfers of assets to the separate account primarily due to the asset transfer feature. Partially offsetting the above increases was a $27 million benefit in fee income in the prior year from refinements based on a review and settlement of reinsurance contracts related to acquire business.

Net investment income decreased $35 million from $193 million for the six months ended June 30, 2010 to $158 million for the six months ended June 30, 2011 as a result of lower average annuity account values in the general account primarily resulting from transfers from the fixed-rate option in the general account to the separate accounts relating to the asset transfer feature and DCA program, as discussed above.

Asset administration fees and other income increased $18 million, from $139 million for the six months ended June 30, 2010 to $157 million for the six months ended June 30, 2011 as a result of higher average variable annuity asset balances invested in separate accounts, as discussed above.

Realized investment gains/losses, net, decreased by $23 million from $51 million for the six months ended June 30, 2010 to $28 million for the six months ended June 30, 2010. This decrease was driven by a $17 million unfavorable variance in the mark-to-market gains for the six months ended 2010 from derivative positions associated with our terminated capital hedging program. As discussed above, the capital hedging program was terminated at the end of the second quarter of 2010.

Benefits and Expenses

Benefits and expenses decreased $474 million from $1,063 million for the six months ended June 30, 2010 to $589 million for the six months ended June 30, 2011.

Policyholders’ benefits decreased $11 million, from $52 million for the six months ended June 30, 2010 to $41 million for the six months ended June 30, 2011, primarily due to the adjustments to the reserves for the GMDB/GMIB benefit features of our variable annuity products related to our quarterly adjustments to reflect current period experience and market performance, as discussed above.

Interest credited to policyholders’ account balances decreased $185 million, from $356 million for the six months ended June 30, 2010 to $171 million for the six months ended June 30, 2011, due to lower DSI amortization primarily related to the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions and quarterly adjustments to reflect current period experience and market performance, as discussed above. Also contributing to the decrease was lower interest credited to policyholders’ account balances due to lower average annuity account values in the fixed-rate option of the general account, primarily due to the asset transfer feature and DCA program discussed above.

Amortization of deferred policy acquisition costs decreased by $280 million, from $442 million for the six months ended June 30, 2010 to $162 million for the six months ended June 30, 2011, primarily due to lower DAC amortization related to the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions and quarterly adjustments to reflect current period experience and market performance, as discussed above.

General, administrative and other expenses increased $2 million, from $213 million for the six months ended June 30, 2010 to $215 million for the six months ended June 30, 2011, primarily driven by higher asset based commissions due to higher average separate account asset values.

Income Taxes

Our income tax provision amounted to an income tax expense of $40.4 million for the six months ended June 30, 2011 compared to income tax benefit of $132.4 million for the six months ended June 30, 2010. The increase in income tax expense was primarily driven by the increase in pretax income.

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

In August 2007, the IRS released Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the DRD related to variable life insurance and annuity contracts. In September 2007, the IRS released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54 and informed taxpayers that the U.S. Treasury Department and the IRS intend to address through new regulations the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts. On February 14, 2011, the Obama Administration released the “General Explanations of the Administration’s Revenue Proposals.” Although the Administration has not released proposed statutory language, one proposal would change the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through regulation or legislation, could increase actual tax expense and reduce the Company’s consolidated net income. These activities had no impact on the Company’s 2010 or second quarter 2011 results.

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

Similar to our planning and management process for liquidity, we use a Capital Protection Framework to ensure the availability of adequate capital under reasonably foreseeable stress scenarios. The Capital Protection Framework is used to assess potential capital needs arising from severe market related distress and sources of capital available to us to meet those needs. Potential sources include on-balance sheet capital, equity derivatives and other contingent sources of capital.

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

On June 30, 2011, the Company paid an extra-ordinary dividend of $270 million to Prudential Financial.

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

Cash Flow

The principal sources of the Company’s liquidity are investment and fee income, and investment maturities and sales, as well as internal borrowings. The principal uses of that liquidity include benefits, claims, and payments to policyholders and contractholders in connection with surrenders, withdrawals and net policy loan activity. Other uses of liquidity include commissions, general and administrative expenses, purchases of investments, and payments in connection with financing activities. As discussed above, in March 2010, the Company ceased offering its existing variable annuity products to new investors upon the launch of a new product line by certain affiliates. Therefore, the Company expects its overall level of cash flows to decrease going forward.

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

Liquid Assets

Liquid assets include cash, cash equivalents, short-term investments, most fixed maturities that are not designated as held to maturity and public equity securities. As of June 30, 2011 and December 31, 2010, the Company had liquid assets of $5.3 billion and $5.8 billion, respectively, which includes a portion financed with asset-based financing. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $0.3 billion and $0.2 billion as of June 30, 2011 and December 31, 2010, respectively. We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in calculating internal liquidity measures in order to evaluate the adequacy of our operations’ liquidity under a variety of stress scenarios. We believe that the liquidity profile of our assets is sufficient to satisfy current liquidity requirements, including under reasonably foreseeable stress scenarios.

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

In addition to hedging the equity market exposure as mentioned above, we also manage certain risks associated with our variable annuity products through hedging programs and affiliated reinsurance arrangements. Primarily in the reinsurance affiliate, we purchase equity options and futures as well as interest rate derivatives are purchased to hedge certain optional living benefit features accounted for as embedded derivatives against changes in equity markets, interest rates, and market volatility. Historically, the hedging strategy sought to generally match the sensitivities of the embedded derivative liability as defined by GAAP, excluding the impact of the market-perceived risk of non-performance, with capital market derivatives. In the third quarter of 2010, the hedging strategy was revised as, in a low interest rate environment, management of the Company and reinsurance affiliates does not believe the GAAP value of the embedded derivative liability is an appropriate measure for determining the hedge target. For additional information regarding the change in hedging strategy see “Products”.

Certain of the Company’s living benefit guarantees are ceded to an affiliated offshore captive reinsurance company, Pruco Re. A reinsurance trust is established by Pruco Re to satisfy reinsurance reserve credit requirements. These reserve credits allow the Company to reduce the level of statutory capital it is required to hold. As of July 1, 2011 Pruco Re was redomiciled from Bermuda to Arizona. At this time, Pruco Re continues to maintain the statutory reserve credit trust for business reinsured from the Company.

Reinsurance credit reserve requirements can move materially in either direction due to changes in equity markets and interest rates, actuarial assumptions and other factors. Higher reinsurance credit reserve requirements would necessitate depositing additional assets in the statutory reserve credit trusts, while lower reinsurance credit reserve requirements would allow assets to be removed from the statutory reserve credit trusts. We expect Prudential Financial would satisfy those additional needs through a combination of funding the reinsurance credit trusts with available cash, certain hedge assets or collateral associated with the hedge positions, and loans from Prudential Financial and/or affiliates. Prudential Financial also continues to evaluate other options to address reserve credit needs such as obtaining letters of credit. Lower interest rates in the second quarter of 2011 led to an increase in the need to fund the captive reinsurance trusts by an amount of $53 million.

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, or the “Exchange Act”, as of June 30, 2011 .. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2011, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Summary

The Company’s litigation and regulatory matters are subject to many uncertainties, and given their complexity and scope, their outcome cannot be predicted. It is possible that results of operations or cash flow of the Company in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation and regulatory matters depending, in part, upon the results of operations or cash flow for such period. In light of the unpredictability of the Company’s litigation and regulatory matters, it is also possible that in certain cases an ultimate unfavorable resolution of one or more pending litigation or regulatory matters could have a material adverse effect on the Company’s financial position. Management believes, however, that, based on information currently known to it, the ultimate outcome of all pending litigation and regulatory matters, after consideration of applicable reserves and rights to indemnification, is not likely to have a material adverse effect on the Company’s financial position. See Note 4 to Financial Statements included herein for additional discussion of our litigation and regulatory matters and audits and inquiries concerning the Company’s handling of unclaimed property.

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

Item 6. Exhibits

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

101.INS - XBRL	Instance Document.

101.SCH - XBRL	Taxonomy Extension Schema Document.

101.CAL - XBRL	Taxonomy Extension Calculation Linkbase Document.

101.LAB - XBRL	Taxonomy Extension Label Linkbase Document.

101.PRE - XBRL	Taxonomy Extension Presentation Linkbase Document.

101.DEF - XBRL	Taxonomy Extension Definition Linkbase Document.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to the Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
Thomas J. Diemer
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

August 12, 2011

Exhibit Index

Exhibit Number and Description

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.