Form 10-Q
period 2011-09-30
PRUDENTIAL ANNUITIES LIFE ASSURANCE CORP/CT
filed 2011-11-14
CIK 881453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 14, 2011, 25,000 shares of the registrant’s Common Stock (par value $100) consisting of 100 voting shares and 24,900 non-voting shares, were outstanding. As of such date, Prudential Annuities, Inc. formerly known as American Skandia, Inc., an indirect wholly owned subsidiary of Prudential Financial, Inc., a New Jersey corporation, owned all of the registrant’s Common Stock.

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

PART I-FINANCIAL INFORMATION

ITEM  1. Financial Statements

Prudential Annuities Life Assurance Corporation

Unaudited Interim Statements of Financial Position

As of September 30, 2011 and December 31, 2010 (in thousands, except share amounts)

	September 30, 2011	December 31, 2010
ASSETS
Fixed maturities available for sale, at fair value (amortized cost, 2011: $5,021,304; 2010: $4,964,264)	$5,486,674	$5,456,221
Trading account assets, at fair value	38,218	79,605
Equity securities available for sale, at fair value (cost, 2011: $3,316; 2010: $14,484)	3,940	17,587
Commercial mortgage and other loans, net of valuation allowance	403,822	431,432
Policy loans	14,200	13,905
Short-term investments	413,999	228,383
Other long-term investments	218,937	75,476

Total investments	6,579,790	6,302,609

Cash and cash equivalents	232,574	487
Deferred policy acquisition costs	721,202	1,540,028
Accrued investment income	60,832	62,392
Reinsurance recoverable	1,838,573	187,062
Income tax receivable	151,519	—
Valuation of business acquired	27,491	32,497
Deferred sales inducements	423,227	796,507
Receivables from parent and affiliates	61,285	51,221
Investment receivable on open trades	813	8,435
Other assets	10,084	10,355
Separate account assets	41,757,142	48,275,343

TOTAL ASSETS	$51,864,532	$57,266,936

LIABILITIES AND EQUITY
Policyholders’ account balances	$5,311,368	$5,319,359
Future policy benefits and other policyholder liabilities	2,206,348	412,872
Payables to parent and affiliates	105,277	127,502
Cash collateral for loaned securities	159,525	87,210
Income tax payable	—	132,455
Short-term debt	228,921	205,054
Long-term debt	600,000	600,000
Other liabilities	239,650	198,757
Separate account liabilities	41,757,142	48,275,343

TOTAL LIABILITIES	50,608,231	55,358,552

Commitments and Contingent Liabilities (See Note 4)
EQUITY
Common stock, $100 par value; 25,000 shares, authorized, issued and outstanding	2,500	2,500
Additional paid-in capital	974,921	974,921
Retained earnings (deficit)	134,778	749,751
Accumulated other comprehensive income (loss)	144,102	181,212

Total stockholder’s equity	1,256,301	1,908,384

TOTAL LIABILITIES AND EQUITY	$51,864,532	$57,266,936

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation

Unaudited Interim Statements of Operations and Comprehensive Income

Three Months and Nine Months Ended September 30, 2011 and 2010 (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
REVENUES
Premiums	$6,325	$8,422	$21,771	$23,358
Policy charges and fee income	209,247	179,672	624,820	552,790
Net investment income	72,987	95,806	230,705	288,709
Asset administration fees and other income	69,329	72,350	226,358	211,429
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(4,295)	(8,150)	(19,623)	(32,564)
Other-than-temporary impairments on fixed maturity securities transferred to Other Comprehensive Income	3,736	7,757	18,765	30,082
Other realized investment gains (losses), net	56,620	(3,982)	84,934	49,591

Total realized investment gains (losses), net	56,061	(4,375)	84,076	47,109

Total revenues	413,949	351,875	1,187,730	1,123,395

BENEFITS AND EXPENSES
Policyholders' benefits	93,346	(12,055)	134,815	40,060
Interest credited to policyholders' account balances	345,624	22,754	516,235	378,941
Amortization of deferred policy acquisition costs	653,448	(97,621)	815,706	344,394
General administrative and other expenses	115,374	90,426	330,166	303,634

Total benefits and expenses	1,207,792	3,504	1,796,922	1,067,029

Income (loss) income from operations before income taxes	(793,843)	348,371	(609,192)	56,366

Income tax (benefit) expense	(304,640)	113,778	(264,219)	(18,630)

NET INCOME (LOSS)	$(489,203)	$234,593	$(344,973)	$74,996

Change in net unrealized investment gains (losses), net of taxes (1)	(14,101)	27,849	(37,110)	81,575

COMPREHENSIVE INCOME (LOSS)	$(503,304)	$262,442	$(382,083)	$156,571

(1)	Amounts are net of tax benefits (expense) of $7.6 million and $(15.3) million for the three months ended September 30, 2011 and 2010, respectively and $20.0 million and $(44.7) million for the nine months ended September 30, 2011 and 2010, respectively.

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation

Unaudited Interim Statements of Equity

Nine Months Ended September 30, 2011 and 2010 (in thousands)

	Common stock	Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total equity
Balance, December 31, 2010	$2,500	$974,921	$749,751	$181,212	$1,908,384
Net loss	—	—	(344,973)	—	(344,973)
Distribution to parent	—	—	(270,000)	—	(270,000)
Other comprehensive loss, net of taxes	—	—	—	(37,110)	(37,110)

Balance, September 30, 2011	$2,500	$974,921	$134,778	$144,102	$1,256,301

	Common stock	Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total equity
Balance, December 31, 2009	$2,500	$974,921	$798,170	$132,318	$1,907,909
Net income	—	—	74,996	—	74,996
Contribution from parent	—	34,334	—	—	34,334
Other comprehensive income, net of taxes	—	—	—	81,575	81,575

Balance, September 30, 2010	$2,500	$1,009,255	$873,166	$213,893	$2,098,814

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation

Unaudited Interim Statements of Cash Flows

Nine Months Ended September 30, 2011 and 2010 (in thousands)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(344,973)	$74,996
Adjustments to reconcile net income to net cash provided by operating activities:
Policy charges and fee income	39,709	65,016
Realized investment (gains) losses, net	(84,076)	(47,109)
Amortization and depreciation	(263)	(12,149)
Interest credited to policyholders’ account balances	88,246	186,094
Change in:
Future policy benefit reserves	250,459	125,656
Accrued investment income	782	1,431
Trading account assets	1,608	1,179
Net receivable (payable) to affiliates	(32,379)	97,225
Deferred sales inducements	375,322	84,378
Deferred policy acquisition costs	777,838	56,839
Income taxes (receivable) payable	(263,991)	175,712
Reinsurance recoverable	(190,487)	(165,822)
Other, net	(23,618)	(50,044)

Cash Flows From Operating Activities	$594,177	$593,402

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity of:
Fixed maturities, available for sale	$940,218	$1,012,756
Equity securities, available for sale	10,054	6,978
Commercial mortgage and other loans	89,303	10,516
Trading account assets	44,504	5,161
Policy loans	873	822
Other long-term investments	1,589	401
Short-term investments	3,974,912	4,009,698
Payments for the purchase/origination of:
Fixed maturities, available for sale	(797,405)	(663,814)
Equity securities, available for sale	(2,643)	(5,000)
Commercial mortgage and other loans	(56,646)	(36,892)
Trading account assets	(2,491)	(3,464)
Policy loans	(649)	(1,970)
Other long-term investments	(20,017)	(48,580)
Short-term investments	(4,160,525)	(3,609,078)
Notes receivable from parent and affiliates, net	6,727	13,712
Other, net	(911)	(457)

Cash Flows From Investing Activities	$26,893	$690,789

CASH FLOWS USED IN FINANCING ACTIVITIES:
(Distribution to) Capital contribution from Parent	$(270,000)	$34,334
Cash collateral for loaned securities	72,315	(70,679)
Securities sold under agreement to repurchase	—	(602)
Net increase in short-term borrowing	23,867	134,307
Drafts outstanding	(29,468)	4,710
Policyholders’ account balances
Deposits	1,981,861	2,263,765
Withdrawals	(2,167,558)	(3,719,228)
Cash Flows Used in Financing Activities	$(388,983)	$(1,353,393)

Net increase in cash and cash equivalents	232,087	(69,202)

Cash and cash equivalents, beginning of period	487	71,548

CASH AND CASH EQUIVALENTS, END OF PERIOD	$232,574	$2,346

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

1.	BUSINESS

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

The Company develops long-term savings and retirement products, which are distributed through its affiliated broker/dealer company, Prudential Annuities Distributors, Incorporated (“PAD”), formerly known as American Skandia Marketing, Incorporated. The Company issued variable deferred and immediate annuities for individuals and groups in the United States of America and its territories.

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

The most significant estimates include those used in determining deferred policy acquisition costs and related amortization; value of business acquired and its amortization; amortization of sales inducements; valuation of investments including derivatives and the recognition of other-than-temporary impairments (“OTTI”); future policy benefits including guarantees; provision for income taxes and valuation of deferred tax assets; and reserves for contingent liabilities, including reserves for losses in connection with unresolved legal matters.

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

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

Fixed maturities are comprised of bonds, notes and redeemable preferred stock. Fixed maturities classified as “available for sale” are carried at fair value. See Note 7 for additional information regarding the determination of fair value. The amortized cost of fixed maturities is adjusted for amortization of premiums and accretion of discounts to maturity. Interest income, as well as the related amortization of premium and accretion of discount is included in “Net investment income” under the effective yield method. For mortgage-backed and asset-backed securities, the effective yield is based on estimated cash flows, including prepayment assumptions based on data from widely accepted third-party data sources or internal estimates. In addition to prepayment assumptions, cash flow estimates vary based on assumptions regarding the underlying collateral including default rates and changes in value. These assumptions can significantly impact income recognition and the amount of other-than-temporary impairments recognized in earnings and other comprehensive income. For high credit quality mortgage-backed and asset-backed securities (those rated AA or above), cash flows are provided quarterly, and the amortized cost and effective yield of the security are adjusted as necessary to reflect historical prepayment experience and changes in estimated future prepayments. The adjustments to amortized cost are recorded as a charge or credit to net investment income in accordance with the retrospective method. For asset-backed and mortgage-backed securities rated below AA, the effective yield is adjusted prospectively for any changes in estimated cash flows. See the discussion below on realized investment gains and losses for a description of the accounting for impairments. Unrealized gains and losses on fixed maturities classified as “available for sale,” net of tax, and the effect on deferred policy acquisition costs, value of business acquired, deferred sales inducements and future policy benefits that would result from the realization of unrealized gains and losses, are included in “Accumulated other comprehensive income (loss),” or “AOCI.”

Trading account assets, at fair value, represents equity securities held in support of a deferred compensation plan and other fixed maturity securities carried at fair value. Realized and unrealized gains and losses on trading account assets are reported in “Asset administration fees and other income.” Interest and dividend income from these investments is reported in “Net investment income.”

Equity securities available for sale are comprised of common stock, and non-redeemable preferred stock and are carried at fair value. The associated unrealized gains and losses, net of tax, and the effect on deferred policy acquisition costs, value of business acquired, deferred sales inducements, and future policy benefits that would result from the realization of unrealized gains and losses, are included in “Accumulated other comprehensive income (loss)”. The cost of equity securities is written down to fair value when a decline in value is considered to be other-than-temporary. See the discussion below on realized investment gains and losses for a description of the accounting for impairments. Dividends from these investments are recognized in “Net investment income” when declared.

Commercial mortgage and other loans consist of commercial mortgage loans and agricultural loans. Commercial mortgage loans are broken down by class which is based on property type (industrial properties, retail, office, multi-family/apartment, hospitality, and other).

Commercial mortgage and other loans originated and held for investment are generally carried at unpaid principal balance, net of unamortized deferred loan origination fees and expenses, and net of an allowance for losses. Commercial mortgage loans originated within the Company’s commercial mortgage operations include loans held for investment which are reported at amortized cost net of unamortized deferred loan origination fees and expenses and net of an allowance for losses. Commercial mortgage and other loans acquired, including those related to the acquisition of a business, are recorded at fair value when purchased, reflecting any premiums or discounts to unpaid principal balances.

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

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

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

Commercial mortgage and other loans are occasionally restructured in a troubled debt restructuring. These restructurings generally include one or more of the following: full or partial payoffs outside of the original contract terms: changes to interest rates; extensions of maturity; or additions or modifications to covenants. Additionally, the Company may accept assets in full or partial satisfaction of the debt as part of a troubled debt restructuring. When restructurings occur, they are evaluated individually to determine whether the restructuring or modification constitutes a “troubled debt restructuring” as defined by authoritative accounting guidance. If the borrower is experiencing financial difficulty and the Company has granted a concession, the restructuring, including those that involve a partial payoff or the receipt of assets in full satisfaction of the debt is deemed to be a troubled debt restructuring. Based on the Company’s credit review process described above, these loans generally would have been deemed impaired prior to the troubled debt restructuring, and specific allowances for losses would have been established prior to the determination that a troubled debt restructuring has occurred.

In a troubled debt restructuring where the Company receives assets in full satisfaction of the debt, any specific valuation allowance is reversed and a direct write down of the loan is recorded for the amount of the allowance, and any additional loss, net of recoveries, or any gain is recorded for the difference between the fair value of the assets received and the recorded investment in the loan. When assets are received in partial settlement, the same process is followed, and the remaining loan is evaluated prospectively for impairment based on the credit review process noted above. When a loan is restructured in a troubled debt restructuring, the impairment of the loan is remeasured using the modified terms and the loan’s original effective yield, and the allowance for loss is adjusted accordingly. Subsequent to the modification, income is recognized prospectively based on the modified terms of the loans in accordance with the income recognition policy noted above. Additionally, the loan continues to be subject to the credit review process noted above.

In situations where a loan has been restructured in a troubled debt restructuring and the loan has subsequently defaulted, this factor is considered when evaluating the loan for a specific allowance for losses in accordance with the credit review process noted above.

See Note 6 for additional information about commercial mortgage and other loans that have been restructured in a troubled debt restructuring.

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

The Company’s available for sale securities with unrealized losses are reviewed quarterly to identify other-than-temporary impairments in value. In evaluating whether a decline in value is other-than-temporary, the Company considers several factors including, but not limited to the following: (1) the extent and the duration of the decline; (2) the reasons for the decline in value (credit event, currency or interest-rate related, including general credit spread widening); and (3) the financial condition of and near-term prospects of the issuer. With regard to available for sale equity securities, the Company also considers the ability and intent to hold the investment for a period of time to allow for a recovery of value. When it is determined

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

that a decline in value of an equity security is other-than-temporary, the carrying value of the equity security is reduced to its fair value, with a corresponding charge to earnings.

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

Under the authoritative guidance for the recognition and presentation of other-than-temporary impairments, when an other-than-temporary impairment of a debt security has occurred, the amount of the other-than-temporary impairment recognized in earnings depends on whether the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis. If the debt security meets either of these two criteria, the other-than-temporary impairment recognized in earnings is equal to the entire difference between the security’s amortized cost basis and its fair value at the impairment measurement date. For other-than-temporary impairments of debt securities that do not meet these criteria, the net amount recognized in earnings is equal to the difference between the amortized cost of the debt security and its net present value calculated as described above. Any difference between the fair value and the net present value of the debt security at the impairment measurement date is recorded in “Other comprehensive income (loss)” (“OCI”). Unrealized gains or losses on securities for which an other-than-temporary impairment has been recognized in earnings is tracked as a separate component of “Accumulated other comprehensive income (loss).”

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

Derivatives are used to manage the characteristics of the Company’s asset/liability mix, and to manage the interest rate and currency characteristics of assets or liabilities. Additionally, derivatives may be used to seek to reduce exposure to interest rate, credit, foreign currency, and equity risks associated with assets held or expected to be purchased or sold, and liabilities incurred or expected to be incurred. As discussed below and in Note 8, all realized and unrealized changes in fair value of derivatives, with the exception of the effective portion of cash flow hedges, are recorded in current earnings. Cash flows from derivatives are reported in the operating and investing activities sections in the Unaudited Interim Statements of Cash Flows based on the nature and purpose of the derivative.

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

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

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

Adoption of New accounting pronouncements

In April 2011, the Financial Accounting Standards Board (“FASB”) issued updated guidance clarifying which restructurings constitute troubled debt restructurings. It is intended to assist creditors in their evaluation of whether conditions exist that constitute a troubled debt restructuring. This new guidance is effective for the first interim or annual reporting period beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual reporting period of adoption. The Company’s adoption of this guidance in the third quarter of 2011 did not have a material effect on the Company’s financial position, results of operations, or financial statement disclosures.

In July 2010, the FASB issued updated guidance that requires enhanced disclosures related to the allowance for credit losses and the credit quality of a company’s financing receivable portfolio. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The Company adopted this guidance effective December 31, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning after December 15, 2010. The required disclosures are included above and in Note 6. In January 2011, the FASB deferred the disclosures required by this guidance related to troubled debt restructurings. These disclosures are effective for the first interim or annual reporting period beginning on or after June 15, 2011, concurrent with the effective date of guidance for determining what constitutes a troubled debt restructuring. The disclosures required by this guidance related to troubled debt restructurings were adopted in the third quarter of 2011 and are included above and in Note 6.

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

Future Adoption of New Accounting Pronouncements

In June 2011, the FASB issued updated guidance regarding the presentation of comprehensive income. The updated guidance eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. Under the updated guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance does not change the items that are reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. In October 2011, the FASB proposed a deferral of the requirement to separately present reclassifications from the components of other comprehensive income to the components of net income on the face of the financial statements. If the deferral is effective, companies would still be required to adopt the other requirements of the updated guidance. This updated guidance is effective for the first interim or annual reporting period beginning after December 15, 2011 and should be applied retrospectively. The Company expects this guidance to impact its financial statement presentation but not to impact the Company’s financial position or results of operations.

In May 2011, the FASB issued updated guidance regarding the fair value measurements and disclosure requirements. The updated guidance clarifies existing guidance related to the application of fair value measurement methods and requires expanded disclosures. This new guidance is effective for the first interim or annual reporting period beginning after December 15, 2011 and should be applied prospectively. The Company expects this guidance to have an impact on its financial statement disclosures but limited, if any, impact on the Company’s financial position or results of operations.

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

In October 2010, the FASB issued authoritative guidance to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. The Company will adopt this guidance effective January 1, 2012, and expects to apply the retrospective method of adoption as discussed below. Under the amended guidance, acquisition costs are to include only those costs that are directly related to the acquisition or renewal of insurance contracts. The amended guidance uses a model similar to the accounting for loan origination costs in that regard. Included as part of the acquisition costs that may be deferred are the incremental direct costs of contract acquisition with independent third parties or employees, that are essential to the contract transaction, as well as the portion of employee compensation, including payroll fringe benefits and other costs directly related to underwriting, policy issuance and processing, medical inspection, and contract selling for successfully negotiated contracts. This amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and permits, but does not require, retrospective application. The Company will adopt this guidance effective January 1, 2012, and expects to apply the retrospective method of adoption. Accordingly upon adoption, “Deferred policy acquisition costs” will be reduced with a corresponding reduction, net of taxes, to “Retained earnings” (and “Total equity”), as a result of acquisition costs previously deferred that are not eligible for deferral under the amended guidance. The Company estimates if the amended guidance were adopted as of September 30, 2011, retrospective adoption would reduce “Deferred policy acquisition costs” by approximately $75 million to $125 million, and reduce “Total equity” by approximately $55 million to $95 million. The estimated impact of adoption at September 30, 2011 is based upon the “Deferred policy acquisition cost” balance at that date; the actual impact at adoption will vary based upon the “Deferred policy acquisition cost” balance at January 1, 2012. Since the Company ceased offering its existing VA products in March 2010, subsequent to the adoption of this guidance the lower level of cost qualifying for deferral will have a minimal impact on earnings in future periods. The initial “Deferred policy acquisition cost” write-off will result in a lower level of amortization going forward and increase earnings in future periods. While the adoption of this amended guidance changes the timing of when certain costs are reflected in the Company’s results of operations, it has no effect on the total acquisition costs to be recognized over time and will have no impact on the Company’s cash flows.

Income Taxes

The Company determines its interim tax provision using the annual effective tax rate methodology as required by ASC 740, Income Taxes (“ASC 740”). However, as the Company’s year-to-date ordinary loss for the nine months ended September 30, 2011 exceeds the anticipated ordinary loss for the full year, the tax benefit recognized for the year-to-date 2011 is limited to the amount that would be recognized if the year-to-date ordinary loss were the anticipated ordinary loss for the full year.

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

The Company is subject to the laws and regulations of states and other jurisdictions concerning the identification, reporting and escheatment of unclaimed or abandoned funds, and is subject to audit and examination for compliance with these requirements. The Company is currently being examined by a third party auditor on behalf of 33 U.S. jurisdictions for compliance with the unclaimed property laws of these jurisdictions. Significant attention has been focused on life insurance companies’ processes and procedures used to identify unreported death claims and whether life insurance companies use the Social Security Master Death File (“SSMDF”) to identify deceased policy and contract holders. The Company is one of several companies subpoenaed by the New York Attorney General regarding its unclaimed property procedures. Additionally, the New York Department of Insurance (“NYDOI”) has requested that 172 life insurers (including the Company) provide data to the NYDOI regarding use of the SSMDF. The New York Office of Unclaimed Funds recently notified the Company that it intends to conduct an audit of the Company’s compliance with New York’s unclaimed property laws. The Company is the subject of a multi-state market conduct exam in connection with use of the SSMDF and insurance claims settlement practices and has received additional inquiries and requests from states not participating in the third party audit described above. Additionally, regulators and state legislators are considering proposals that would require life insurance companies to take additional steps to identify unreported deceased policy and contract holders. If implemented, the proposals under consideration and any escheatable property identified as a result of the audits could result in: (1) additional payments of previously unreported death claims; (2) the payment of abandoned funds to U.S. jurisdictions; and (3) changes in the Company’s practices and procedures for the identification of escheatable funds, which would impact claim payments and reserves, among other consequences. There does not appear to be a consensus among state insurance regulators and state unclaimed property administrators regarding a life insurer’s obligations in connection with identifying unreported deaths of its policy and contract holders.

The audit described above seeks to use the SSMDF to identify deceased insureds and contract holders where a valid claim has not been made. The Company has historically used the SSMDF to identify deceased insureds and contract holders and then confirmed the information on the SSMDF through other sources or obtained a death certificate. During the third quarter of 2011, the Company increased reserves by $3 million for certain policies and contracts active at any time since January 1, 1992, in respect of which the Company expects a death benefit (including delayed claim interest) to be payable based upon the application of new SSMDF matching criteria and an assumption of death without receipt of a valid claim by or on behalf of a beneficiary or other claim documentation.

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

As discussed under “Contingent Liabilities” above, the Company is subject to audits and inquiries concerning its handling of unclaimed property. During the third quarter of 2011, the Company increased reserves by $3 million for certain policies and contracts active since January 1, 1992, with respect to which the Company expects a death benefit (including delayed claim interest) to be payable based upon the application of new SSMDF matching criteria and an assumption of death without receipt of a valid claim by or on behalf of a beneficiary or other claim documentation.

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

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

office space are provided by Prudential Insurance. Since 2003, general and administrative expenses also include allocations of stock compensation expenses related to a stock option program and a deferred compensation program sponsored by Prudential Financial.

The Company is charged for its share of employee benefits expenses. These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Some of these benefits are based on earnings and length of service. Other benefits are based on an account balance, which takes into consideration age, service and earnings during career. The Company’s share of net expense for the pension plans was $0.8 million and $1.0 million for the three months ended September 30, 2011 and 2010, respectively and $2.3 million and $3.8 million for the nine months ended September 30, 2011 and 2010, respectively.

Prudential Insurance sponsors voluntary savings plans for the Company’s employees (“401(k) plans”). The 401(k) plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The expense charged to the Company for the matching contribution to the 401(k) plans was $0.4 million and $0.5 million for the three months ended September 30, 2011 and 2010, respectively and $1.0 million and $1.8 million for the nine months ended September 30, 2011 and 2010, respectively.

Debt Agreements

Short-term and Long-term Debt

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

On May 1, 2004, the Company entered into a $500 million credit facility agreement with Prudential Funding, LLC, as the lender. During 2009, the credit facility agreement was increased to $900 million. As of September 30, 2011 and December 31, 2010, $53.9 million and $30.1 million, respectively, were outstanding under this credit facility.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

Reinsurance Agreements

The Company uses reinsurance as part of its risk management and capital management strategies for certain of its optional living benefit features.

The following table provides information relating to fees ceded under these agreements which are included in “Realized investment gains (losses), net” on the Unaudited Interim Statement of Operations and Comprehensive Income for the dates indicated:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
	(in thousands)
Pruco Reinsurance
Effective August 29, 2009
Highest Daily Lifetime 6 Plus (“HD6 Plus”)	$11,758	$9,605	$35,160	$21,097
Spousal Highest Daily Lifetime 6 Plus (“SHD6”)	5,060	4,041	15,024	8,776
Effective June 30, 2009
Highest Daily Lifetime 7 Plus (“HD7 Plus”)	12,577	11,407	37,521	32,817
Spousal Highest Daily Lifetime 7 Plus (“SHD7 Plus”)	6,599	5,892	19,661	16,905
Effective March 17, 2008
Highest Daily Lifetime 7 (“HD7”)	7,337	7,104	21,961	21,090
Spousal Highest Daily Lifetime 7 (“SHD7”)	2,257	2,178	6,722	6,471
Guaranteed Return Option Plus (“GRO Plus” & “GRO Plus II”) (1)	2,261	3,056	6,596	9,046
Highest Daily Guaranteed Return Option (“HD GRO”) (1)	850	920	2,591	2,730
Highest Daily Guaranteed Return Option (“HD GRO II”) (1)	837	485	2,468	1,099
Effective Since 2006
Highest Daily Lifetime Five (“HDLT5”)	3,441	3,559	10,574	10,762
Spousal Lifetime Five (“SLT5”)	2,688	2,618	8,427	7,980
Effective Since 2005
Lifetime Five (“LT5”)	8,817	8,713	27,865	26,623
Guaranteed Return Option (“GRO”)	909	1,705	3,362	4,454

Total Fees Ceded to Pruco Reinsurance	$65,391	$61,283	$197,932	$169,850

Prudential Insurance
Effective Since 2004	442	538	1,499	1,681

Guaranteed Minimum Withdrawal Benefit (“GMWB”)	$442	$538	$1,499	$1,681

Total Fees Ceded	$65,833	$61,821	$199,431	$171,531

(1)	GRO Plus and HD GRO were amended effective January 1, 2010 to include an amended version of the GRO Plus and HD GRO benefit features (GRO Plus II and HD GRO II).

The Company’s reinsurance recoverables related to the above product reinsurance agreements were $1,839 million and $187 million as of September 30, 2011 and December 31, 2010, respectively. Realized losses ceded related to the mark-to-market on the reinsurance recoverables were $1,654 million and $240 million in the third quarter of 2011 and 2010, respectively. Realized losses were $1,460 million and $767 million for the nine months ended September 30, 2011 and 2010, respectively. Changes in realized losses ceded for the 2011 and 2010 periods were primarily due to changes in market conditions. The underlying asset is reflected in “Reinsurance recoverables” in the Company’s Unaudited Interim Statements of Financial Position.

Affiliated Asset Administration Fee Income

In accordance with an agreement with AST Investment Services, Inc., formerly known as American Skandia Investment Services, Inc, the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust, formerly known as American Skandia Trust. Income received from AST Investment Services, Inc. related to this agreement was $59.2 million and $59.0 million, for the three months ended September 30, 2011 and 2010, respectively; and $188.7 million and $174.1 million for the nine months ended September 30, 2011 and 2010, respectively. These revenues are recorded as “Asset administration fees and other income” in the Unaudited Interim Statements of Operations and Comprehensive Income.

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

In May 2011, the Company sold fixed maturity securities to an affiliated company in various transactions. These securities had an amortized cost of $68.3 million and a fair value of $75.7 million. The net difference between historic amortized cost and the fair value was $7.4 million and was recorded as a realized investment gain on the Company’s financial statements. The Company also sold commercial mortgage loans to an affiliated company. These securities had an amortized cost of $48.9 million and a fair value of $54.2 million. The net difference between historic amortized cost and the fair value was $5.3 million and was recorded as a realized gain on the Company’s Unaudited Interim Statement of Operations and Comprehensive Income.

6.	INVESTMENTS

Fixed Maturities and Equity Securities

The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) as of the dates indicated:

	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary impairments in AOCI (3)
	(in thousands)
Fixed maturities, available for sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$164,660	$14,210	$110	$178,760	$—
Obligations of U.S. states and their political subdivisions	90,435	9,216	—	99,651	—
Foreign government bonds	120,489	14,872	—	135,361	—
Corporate securities	3,427,633	378,975	6,645	3,799,963	(236)
Asset-backed securities (1)	188,801	11,693	4,756	195,738	(3,746)
Commercial mortgage-backed securities	440,788	24,844	229	465,403	—
Residential mortgage-backed securities (2)	588,498	23,545	245	611,798	(58)

Total fixed maturities, available for sale	$5,021,304	$477,355	$11,985	$5,486,674	$(4,040)

Equity securities, available for sale	$3,316	$624	$—	$3,940	$—

(1)	Includes credit tranched securities collateralized by sub-prime mortgages, credit cards, education loans, and other asset types.
(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in “Accumulated other comprehensive income (loss),” or “AOCI,” which were not included in earnings. Amount excludes $2.4 million of net unrealized gains on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary impairments in AOCI (3)
	(in thousands)
Fixed maturities, available for sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$187,394	$5,911	$—	$193,305	$—
Obligations of U.S. states and their political subdivisions	69,567	7,949	—	77,516	—
Foreign government bonds	122,152	14,361	—	136,513	—
Corporate securities	3,554,569	396,747	366	3,950,950	(235)
Asset-backed securities (1)	207,373	14,387	7,790	213,970	(12,200)
Commercial mortgage-backed securities	455,972	34,597	—	490,569	—
Residential mortgage-backed securities (2)	367,237	26,161	—	393,398	(76)

Total fixed maturities, available for sale	$4,964,264	$500,113	$8,156	$5,456,221	$(12,511)

Equity securities, available for sale	$14,484	$3,150	$47	$17,587	$—

(1)	Includes credit tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in “Accumulated other comprehensive income (loss),” or “AOCI,” which were not included in earnings. Amount excludes $6.0 million of net unrealized gains on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

The amortized cost and fair value of fixed maturities by contractual maturities at September 30, 2011 are as follows:

	Available for Sale
	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$576,021	$596,234
Due after one year through five years	1,915,199	2,087,196
Due after five years through ten years	839,871	948,599
Due after ten years	472,126	581,706
Asset-backed securities	188,801	195,738
Commercial mortgage-backed securities	440,788	465,403
Residential mortgage-backed securities	588,498	611,798

Total	$5,021,304	$5,486,674

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

The following table depicts the sources of fixed maturity proceeds and related gross investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Fixed maturities, available for sale
Proceeds from sales	$10,700	$276,733	$562,602	$755,903
Proceeds from maturities/repayments	146,615	83,806	376,721	294,748
Gross investment gains from sales, prepayments, and maturities	7,734	1,017	53,698	9,458
Gross investment losses from sales and maturities	(216)	—	(216)	(1,423)

Fixed maturity and equity security impairments
Writedowns for other-than-temporary impairment losses on fixed maturities recognized in earnings (1)	$(559)	$(393)	$(858)	$(2,482)
Writedowns for impairments on equity securities	$3,500	$—	$4,250	$—

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

As discussed in Note 3, a portion of certain OTTI losses on fixed maturity securities are recognized in OCI. For these securities the net amount recognized in earnings (“credit loss impairments”) represents the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. Any remaining difference between the fair value and amortized cost is recognized in OCI. The following tables set forth the amount of pretax credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts.

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011

	(in thousands)
Balance, beginning of period	$11,201	$14,148
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(8,206)	(11,420)
Additional credit loss impairments recognized in the current period on securities previously impaired	558	857
Increases due to the passage of time on previously recorded credit losses	55	317
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(76)	(370)

Balance, end of period	$3,532	$3,532

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010

	(in thousands)
Balance, beginning of period	$13,911	$13,038
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(192)	(809)
Additional credit loss impairments recognized in the current period on securities previously impaired	394	1,688
Increases due to the passage of time on previously recorded credit losses	126	491
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(140)	(309)

Balance, end of period	$14,099	$14,099

Trading Account Assets

The following table sets forth the composition of the Company’s trading account assets as of the dates indicated:

	September 30, 2011		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities:
Asset-backed securities	$30,448	$31,587	$66,205	$70,831
Equity securities	6,606	6,631	8,132	8,774

Total trading account assets	$37,054	$38,218	$74,337	$79,605

The net change in unrealized gains and losses from trading account assets still held at period end, recorded within “Asset administration fees and other income” was $(1.1) million and $(0.1) million during the three months ended September 30, 2011 and 2010, respectively and $(3.9) million and $(1.3) million during the nine months ended September 30, 2011 and 2010, respectively.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

Commercial Mortgage and Other Loans

The Company’s commercial mortgage and other loans are comprised as follows, as of the dates indicated:

	September 30, 2011		December 31, 2010
	Amount	% of Total	Amount	% of Total
	(in thousands)		(in thousands)
Commercial mortgage and other loans by property type:
Office buildings	$48,976	12.0%	$49,248	11.3%
Retail	39,305	9.7%	62,078	14.3%
Apartments/Multi-Family	113,748	28.0%	124,709	28.7%
Industrial buildings	145,292	35.7%	142,003	32.7%
Hospitality	9,952	2.4%	8,524	2.0%

Total commercial mortgage loans	357,273	87.8%	386,562	89.0%
Agricultural property loans	49,803	12.2%	47,850	11.0%

Total commercial mortgage and other loans	407,076	100.0%	434,412	100.0%
Valuation allowance	(3,254)		(2,980)

Total net commercial mortgage and other loans by property type	$403,822		$431,432

The commercial mortgage and agricultural property loans are geographically dispersed throughout the United States, Canada and Asia with the largest concentrations in California (26%), New York (19%) and Ohio (12%) at September 30, 2011.

Activity in the allowance for losses for all commercial mortgage and other loans, as of the dates indicated, is as follows:

	September 30, 2011	December 31, 2010
	(in thousands)
Allowance for losses, beginning of year	$2,980	$2,897
Addition to allowance for losses	274	83

Total Ending Balance (1)	$3,254	$2,980

(1)	Agricultural loans represent $0.1 million of the ending allowance at September 30, 2011 and December 31, 2010.

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans as of dates indicated:

	September 30, 2011 Total Loans	December 31, 2010 Total Loans
	(in thousands)
Allowance for Credit Losses:
Ending Balance: individually evaluated for impairment (1)	$473	$416
Ending Balance: collectively evaluated for impairment (2)	2,781	2,564

Total ending balance	$3,254	$2,980
Recorded Investment: (3)
Ending Balance: individually evaluated for impairment (1)	$3,751	$3,782
Ending Balance: collectively evaluated for impairment (2)	403,325	430,630

Total ending balance, gross of reserves	$407,076	$434,412

(1)	There were no agricultural loans individually evaluated for impairments at September 30, 2011 and December 31, 2010.
(2)	Agricultural loans collectively evaluated for impairment had a recorded investment of $50.0 million and $48.0 million and related allowance of $0.1 million and $0.2 million at September 30, 2011 and December 31, 2010, respectively.
(3)	Recorded investment reflects the balance sheet carrying value gross of related allowance.

Impaired loans include those loans for which it is probable that amounts due according to the contractual terms of the loan agreement will not all be collected. As shown in the table above, impaired commercial mortgage and other loans identified in management’s specific review of probable loan losses and the related allowance for losses at September 30, 2011 had a recorded investment of $3.8 million and a related allowance of $0.5 million and a recorded investment of $3.8 million and related allowance of $0.4 million at December 31, 2010, all of which related to the hospitality property

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

type. The average recorded investment in impaired loans with an allowance recorded, before the allowance for losses, was $3.8 million at September 30, 2011 and December 31, 2010. Net investment income recognized on these loans totaled $84 thousand for the nine months ended September 30, 2011 and $266 thousand for the year ended December 31, 2010. See Note 3 for information regarding the Company’s accounting policies for non-performing loans.

Impaired commercial mortgage and other loans with no allowance for losses are loans in which the fair value of the collateral or the net present value of the loans’ expected future cash flows equals or exceeds the recorded investment. The Company had no such loans at September 30, 2011 or December 31, 2010.

The following tables set forth the credit quality indicators as of September 30, 2011 and December 31, 2010, based upon the recorded investment gross of allowance for credit losses:

Total commercial mortgage and other loans

	Debt Service Coverage Ratio - September 30, 2011
	Greater than 2.0X	1.8X to 2.0X	1.5X to <1.8X	1.2X to <1.5X	1.0X to <1.2X	Less than 1.0X	Grand Total
	(in thousands)
Loan-to-Value Ratio
0%-49.99%	$34,941	$15,683	$27,518	$27,785	$84,755	$2,570	$193,252
50%-59.99%	20,663	12,091	6,252	11,032	19,688	—	69,726
60%-69.99%	9,115	4,956	1,410	30,702	16,255	6,610	69,048
70%-79.99%	1,000	1,550	—	4,924	—	—	7,474
80%-89.99%	—	—	—	—	48,846	—	48,846
90%-100%	—	—	—	4,979	—	10,000	14,979
Greater than 100%	—	3,751	—	—	—	—	3,751

Total commercial mortgage and other loans (1)	$65,719	$38,031	$35,180	$79,422	$169,544	$19,180	$407,076

(1)	Agricultural loans had a recorded investment of $50.0 million at September 30, 2011, none of which had a loan-to-value ratio greater than 100% or debt service payments less than 1.0 times the property’s net operating income.

See Note 3 for further discussion regarding the credit quality of commercial mortgage and other loans.

Total commercial mortgage and other loans

	Debt Service Coverage Ratio - December 31, 2010
	Greater than 2.0X	1.8X to 2.0X	1.5X to <1.8X	1.2X to <1.5X	1.0X to <1.2X	Less than 1.0X	Grand Total
	(in thousands)
Loan-to-Value Ratio
0%-49.99%	$46,286	$12,127	$30,887	$14,121	$86,754	$23,736	$213,911
50%-59.99%	6,795	12,091	2,880	11,186	1,495	—	34,447
60%-69.99%	—	—	6,680	55,286	4,864	2,137	68,967
70%-79.99%	—	—	24,362	5,030	—	14,782	44,174
80%-89.99%	—	—	—	—	—	54,175	54,175
90%-100%	—	—	—	—	—	10,000	10,000
Greater than 100%	—	—	—	3,782	—	4,956	8,738

Total commercial mortgage and other loans (1)	$53,081	$24,218	$64,809	$89,405	$93,113	$109,786	$434,412

(1)	Agricultural loans had a recorded investment of $48.0 million at December 31, 2010, none of which had a loan-to-value ratio greater than 100% or debt service payments less than 1.0 times the property’s net operating income.

See Note 3 for further discussion regarding the credit quality of commercial mortgage and other loans.

As of September 30, 2011 and December 31, 2010, all commercial mortgage and other loans were in current status except for $3.8 million of hospitality loans in non-accrual status at the end of both periods.

For the quarter ended September 30, 2011, there were no commercial mortgage and other loans sold or acquired.

The Company’s commercial mortgage and other loans involved in a trouble debt restructuring consisted solely of Office building loans as of September 30, 2011. The pre-modification outstanding recorded investment has been adjusted for any partial payoffs and is recorded at carrying value, gross of reserves of $4.9 million as of September 30, 2011. The post-modification outstanding recorded investment is recorded at carrying

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

value, gross of reserves and had a balance of $5.0 million as of September 30, 2011. During the nine months of 2011, the Company did not receive any default payments during the current period, does not have a reserve established for the above mentioned commercial mortgage loans and has not recognized any gain/loss on reserves. See Note 3 for additional information relating to the accounting for troubled debt restructurings. The Company had no payment defaults during the period on commercial mortgage and other loans that were modified as a troubled debt restructuring within the last 12 months.

As of September 30, 2011 the Company has not committed to provide additional funds to borrowers that have been involved in a troubled debt restructuring.

Net Investment Income

Net investment income for the three and nine months ended September 30, 2011 and 2010 was from the following sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Fixed maturities, available for sale	$68,351	$87,839	$211,147	$269,192
Equity securities, available for sale	(10)	206	333	617
Trading account assets	412	883	1,563	2,511
Commercial mortgage and other loans	6,300	6,667	21,444	19,694
Policy loans	158	1,105	564	676
Short-term investments and cash equivalents	186	309	499	1,099
Other long-term investments	(760)	856	252	1,213

Gross investment income	74,637	97,865	235,802	295,002
Less investment expenses	(1,650)	(2,059)	(5,097)	(6,293)

Net investment income	$72,987	$95,806	$230,705	$288,709

Realized Investment Gains (Losses), Net

Realized investment gains (losses), net, for the three and nine months ended September 30, 2011 and 2010 were from the following sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Fixed maturities	$6,959	$622	$52,624	$5,552
Equity securities	2,039	210	1,996	(158)
Commercial mortgage and other loans	439	(963)	5,114	(961)
Derivatives	46,731	(4,247)	24,451	42,638
Other	(107)	3	(109)	38

Realized investment gains (losses), net	$56,061	$(4,375)	$84,076	$47,109

Net Unrealized Investment Gains (Losses)

Net unrealized investment gains and losses on securities classified as “available for sale” and certain other long-term investments and other assets are included in the Unaudited Interim Statements of Financial Position as a component of “Accumulated other comprehensive income (loss).” Changes in these amounts include reclassification adjustments to exclude from OCI those items that are included as part of “Net income” for a period that had been part of OCI in earlier periods. The amounts for the periods indicated below, split between amounts related to fixed maturity securities on which an OTTI loss has been recognized, and all other net unrealized investment gains and losses, are as follows:

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

Net Unrealized Investment Gains and Losses on Fixed Maturity Securities an which on OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs, Deferred Sales Inducements and Valuation of Business Acquired	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2010	$(6,560)	$2,852	$1,313	$(2,395)
Net investment (losses) gains on investments arising during the period	(1,258)	—	440	(818)
Reclassification adjustment for gains (losses) included in net income	6,203	—	(2,171)	4,032
Impact of net unrealized investment (losses) gains on deferred policy acquisition costs, deferred sales inducements and valuation of business acquired	—	(2,049)	717	(1,332)

Balance, September 30, 2011	$(1,615)	$803	$299	$(513)

All Other Net Unrealized Investment Gains and Losses in AOCI

	Net Unrealized Gains/(Losses) on Investments (1)	Deferred Policy Acquisition Costs, Deferred Sales Inducements and Valuation of Business Acquired	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2010	$504,664	$(220,898)	$(100,163)	$183,603
Net investment gains (losses) on investments arising during the period	27,858	—	(9,750)	18,108
Reclassification adjustment for (losses) gains included in net income	(60,823)	—	21,291	(39,532)
Impact of net unrealized investment (losses) gains on deferred policy acquisition costs, deferred sales inducements and valuation of business acquired	—	(27,022)	9,458	(17,564)

Balance, September 30, 2011	$471,699	$(247,920)	$(79,164)	$144,615

(1)	Includes cash flow hedges. See Note 8 to the Unaudited Interim Financial Statements included herein for additional discussion of our cash flow hedges.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

The table below presents net unrealized gains (losses) on investments by asset class, as of the dates indicated:

	September 30, 2011	December 31, 2010
	(in thousands)
Fixed maturity securities on which an OTTI loss has been recognized	$(1,615)	$(6,560)
Fixed maturity securities, available for sale - all other	466,985	498,517
Equity securities, available for sale	624	3,103
Affiliated notes	5,422	5,511
Derivatives designated as cash flow hedges (1)	(1,340)	(2,462)
Other long-term investments	8	(5)

Unrealized gains (losses) on investments and derivatives	$470,084	$498,104

(1)	See Note 8 for more information on cash flow hedges.

Duration of Gross Unrealized Loss Positions for Fixed Maturities and Equity Securities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities and equity securities have been in a continuous unrealized loss position, as of the dates indicated:

	September 30, 2011
	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Fixed maturities, available for sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$39,737	$110	$—	$—	$39,737	$110
Corporate securities	206,453	6,406	1,020	239	207,473	6,645
Commercial mortgage-backed securities	31,600	229	—	—	31,600	229
Asset-backed securities	47,031	1,100	28,938	3,656	75,969	4,756
Residential mortgage-backed securities	59,818	245	—	—	59,818	245

Total	$384,639	$8,090	$29,958	$3,895	$414,597	$11,985

Equity securities, available for sale	$—	$—	$—	$—	$—	$—

	December 31, 2010
	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Fixed maturities, available for sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$—	$—	$—	$—	$—
Corporate securities	50,071	366	62	—	50,133	366
Commercial mortgage-backed securities	4,992	—	—	—	4,992	—
Asset-backed securities	25,905	199	42,402	7,591	68,307	7,790
Residential mortgage-backed securities	—	—	—	—	—	—

Total	$80,968	$565	$42,464	$7,591	$123,432	$8,156

Equity securities, available for sale	$—	$—	$746	$47	$746	$47

The gross unrealized losses, related to fixed maturities at September 30, 2011 and December 31, 2010 are composed of $6.1 million and $6.1 million, respectively, related to high or highest quality securities based on NAIC or equivalent rating and $5.9 million and $2.0 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. At September 30, 2011, $3.9 million of the gross unrealized losses represented declines in value of greater than 20%, $1.2 million of which had been in that position for less than six months, as compared to $4.7 million at December 31, 2010 that represented declines in value of greater than 20%, $0.9 million of which had been in that position for less than six months. At September 30, 2011, the $3.9 million of gross unrealized losses of twelve months or more were concentrated in asset backed securities and manufacturing sector of the Company’s corporate securities. At December 31, 2010, the $7.6 million of gross unrealized losses of twelve months or more were concentrated in asset backed securities.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

In accordance with its policy described in Note 3, the Company concluded that an adjustment to earnings for other-than-temporary impairments for these securities was not warranted at September 30, 2011 or December 31, 2010. These conclusions are based on a detailed analysis of the underlying credit and cash flows on each security. The gross unrealized losses are primarily attributable to credit spread widening and increased liquidity discounts. At September 30, 2011, the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before the anticipated recovery of its remaining amortized cost basis.

At September 30, 2011 and December 31, 2010, there were no gross unrealized losses, related to equity securities that represented declines of greater than 20%. Perpetual preferred securities, which the Company invested in at December 31, 2010, have characteristics of both debt and equity securities. Since an impairment model similar to fixed maturity securities is applied to these securities, an other-than-temporary impairment has not been recognized on certain perpetual preferred securities that have been in a continuous unrealized loss position for twelve months or more as of December 31, 2010. In accordance with its policy described in Note 3, the Company concluded that an adjustment for other-than-temporary impairments for these equity securities was not warranted at December 31, 2010. At September 30, 2011, the Company no longer holds these investments.

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

Level 1 – Fair value is based on unadjusted quoted prices in active markets that are accessible to the Company for identical assets or liabilities. These generally provide the most reliable evidence and are used to measure fair value whenever available. Active markets are defined as having the following characteristics for the measured asset/liability: (i) many transactions, (ii) current prices, (iii) price quotes not varying substantially among market makers, (iv) narrow bid/ask spreads and (v) most information publicly available. The Company’s Level 1 assets and liabilities primarily include certain cash equivalents and short term investments, equity securities, and corporate securities that are traded in an active exchange market. Prices are obtained from readily available sources for market transactions involving identical assets or liabilities.

Level 2 – Fair value is based on significant inputs, other than Level 1 inputs, that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability through corroboration with observable market data. Level 2 inputs include quoted market prices in active markets for similar assets and liabilities, quoted market prices in markets that are not active for identical or similar assets or liabilities, and other market observable inputs. The Company’s Level 2 assets and liabilities primarily include: fixed maturities (corporate public and private bonds, most government securities, certain asset-backed and mortgage-backed securities, etc.), and certain over-the-counter derivatives. Valuations are generally obtained from third party pricing services for identical or comparable assets or liabilities or through the use of valuation methodologies using observable market inputs. Prices from services are validated through comparison to trade data and internal estimates of current fair value, generally developed using market observable inputs and economic indicators.

Level 3 – Fair value is based on at least one or more significant unobservable inputs for the asset or liability. These inputs reflect the Company’s assumptions about the inputs market participants would use in pricing the asset or liability. The Company’s Level 3 assets and liabilities primarily include: certain private fixed maturities and equity securities, certain manually priced public equity securities and fixed maturities, certain highly structured over-the-counter derivative contracts, and embedded derivatives resulting from certain products with guaranteed benefits. Prices are determined using valuation methodologies such as option pricing models, discounted cash flow models and other similar techniques. Non-binding broker quotes, which are utilized when pricing service information is not available, are reviewed for reasonableness based on the Company’s understanding of the market, and are generally considered Level 3. Under certain conditions, based on its observations of transactions in active markets, the Company may conclude the prices received from independent third party pricing services or brokers are not reasonable or reflective of market activity. In those instances, the Company may choose to over-ride the third-party pricing information or quotes received and apply internally developed values to the related assets or liabilities. To the extent the internally developed valuations use significant unobservable inputs, they are classified as Level 3. As of September 30, 2011 and December 31, 2010 these over-rides on a net basis were not material.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

Asset and Liabilities by Hierarchy Level – The tables below present the balances of assets and liabilities measured at fair value on a recurring basis, as of the dates indicated.

	As of September 30, 2011
	Level 1	Level 2	Level 3	Total
	(in thousands)
Fixed maturities, available for sale:
U.S. government securities	$—	$178,760	$—	$178,760
State and municipal securities	—	99,651	—	99,651
Foreign government securities	—	135,361	—	135,361
Corporate securities	5,740	3,683,400	110,823	3,799,963
Asset-backed securities	—	144,023	51,715	195,738
Commercial mortgage-backed securities	—	465,403	—	465,403
Residential mortgage-backed securities	—	611,798	—	611,798

Sub-total	5,740	5,318,396	162,538	5,486,674
Trading account assets:
Asset-backed securities	—	31,587	—	31,587
Equity securities	6,400	—	231	6,631

Sub-total	6,400	31,587	231	38,218

Equity securities, available for sale	3,940	—	—	3,940
Short-term investments	410,929	3,070	—	413,999
Cash equivalents	9,713	—	—	9,713
Other long term investments - PFI	—	183,522	251	183,773
Other long term investments - Unaffiliated	—	—	163	163
Reinsurance recoverable	—	—	1,838,129	1,838,129
Other assets	—	29,111	—	29,111

Sub-total excluding separate account assets	436,722	5,565,686	2,001,312	8,003,720
Separate account assets (1)	911,885	40,845,257	—	41,757,142

Total assets	$1,348,607	$46,410,943	$2,001,312	$49,760,862

Future policy benefits	$—	$—	$1,874,527	$1,874,527

Total liabilities	$—	$—	$1,874,527	$1,874,527

(1)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

	As of December 31, 2010
	Level 1	Level 2	Level 3	Total
	(in thousands)
Fixed maturities, available for sale:
U.S. government securities	$—	$193,305	$—	$193,305
State and municipal securities	—	77,516	—	77,516
Foreign government securities	—	136,513	—	136,513
Corporate Securities	—	3,876,695	74,255	3,950,950
Asset-backed securities	—	160,113	53,857	213,970
Commercial mortgage-backed securities	—	490,569	—	490,569
Residential mortgage-backed securities	—	393,398	—	393,398

Sub-total	—	5,328,109	128,112	5,456,221
Trading account assets:
Asset backed securities	—	70,831	—	70,831
Equity Securities	8,774	—	—	8,774

Sub-total	8,774	70,831	—	79,605

Equity securities, available for sale	16,611	976	—	17,587
Short-term investments	228,383	—	—	228,383
Other long-term investments	—	51,000	—	51,000
Reinsurance recoverable	—	—	186,735	186,735
Other assets	—	29,201	—	29,201

Sub-total excluding separate account assets	253,768	5,480,117	314,847	6,048,732
Separate account assets (1)	1,488,369	46,786,974	—	48,275,343

Total assets	$1,742,137	$52,267,091	$314,847	$54,324,075

Future policy benefits	$—	$—	$164,283	$164,283

Total liabilities	$—	$—	$164,283	$164,283

(1)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts.

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

If the Company ultimately concludes that pricing information received from the independent pricing service is not reflective of market activity, non-binding broker quotes are used, if available. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may over-ride the information from the pricing service or broker with an internally developed valuation. As of September 30, 2011 and December 31, 2010 over-rides on a net basis were not material. Internally developed valuations or non-binding broker quotes are also used to determine fair value in circumstances where vendor pricing is not available. These estimates may use significant unobservable inputs, which reflect the Company’s own assumptions about the inputs market participants would use in pricing the asset. Circumstances where observable market data are not available may include events such as market illiquidity and credit events related to the security. Pricing service over-rides, internally developed valuations and non-binding broker quotes are generally included in Level 3 in the fair value hierarchy.

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

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

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

Equity Securities – Equity securities consist principally of investments in common, and non-redeemable preferred stock of publicly traded companies . The fair values of most publicly traded equity securities are based on quoted market prices in active markets for identical assets and are classified within Level 1 in the fair value hierarchy. The fair values of preferred equity securities are based on prices obtained from independent pricing services. These prices are then validated for reasonableness against recently traded market prices. Accordingly, these securities are generally classified within Level 2 in the fair value hierarchy.

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

The majority of the Company’s derivative positions are traded in the OTC derivative market and are classified within Level 2 in the fair value hierarchy. OTC derivatives classified within Level 2 are valued using models generally accepted in the financial services industry that use actively quoted or observable market input values from external market data providers, third-party pricing vendors and/or recent trading activity. The fair values of most OTC derivatives, including interest rate and cross currency swaps and single name credit default swaps are determined using discounted cash flow models. These models’ key assumptions include the contractual terms of the respective contract, along with significant observable inputs, including interest rates, currency rates, credit spreads, equity prices, index dividend yields non-performance risk and volatility, and are classified as Level 2.

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

Derivatives classified as Level 3 include first-to-default credit basket swaps and other structured products. These derivatives are valued based upon models with some significant unobservable market inputs or inputs from less actively traded markets. The fair values of first-to-default credit basket swaps are derived from relevant observable inputs such as: individual credit default spreads, interest rates, recovery rates and unobservable model-specific input values such as correlation between different credits within the same basket. Other structured options and derivatives are valued using simulation models such as the Monte Carlo technique. Level 3 methodologies are validated through periodic comparison of the Company’s fair values to broker-dealer values. As of September 30, 2011 and December 31, 2010, there were derivatives with the fair value of $251 thousand and $0 classified within Level 3, and all other derivatives were classified within Level 2. See Note 8 for more details on the fair value of derivative instruments by primary underlying.

Cash Equivalents and Short-Term Investments – Cash equivalents and short-term investments include money market instruments, commercial paper and other highly liquid debt instruments. Money market instruments are generally valued using unadjusted quoted prices in active markets that are accessible for identical assets and are primarily classified as Level 1. The remaining instruments in the short-term investments category are typically not traded in active markets; however, their fair values are based on market observable inputs and, accordingly, these investments have been classified within Level 2 in the fair value hierarchy.

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

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

calculated using internally developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The determination of these risk premiums requires the use of management judgment.

The Company is also required to incorporate the market perceived risk of its own non-performance in the valuation of the embedded derivatives associated with its optional living benefit features. Since insurance liabilities are senior to debt, the Company believes that reflecting the financial strength ratings of the Company in the valuation of the liability or asset appropriately takes into consideration the Company’s own risk of non-performance. To reflect the market’s perception of its non-performance risk, the Company incorporates an additional spread over LIBOR into the discount rate used in the valuations of the embedded derivatives associated with its optional living benefit features. The additional spread over LIBOR is determined taking into consideration publicly available information relating to the financial strength of the Company, as indicated by the credit spreads associated with funding agreements issued by an affiliated company. The Company adjusts these credit spreads to remove any liquidity risk premium. The additional spread over LIBOR incorporated into the discount rate as of September 30, 2011 generally ranged from 125 to 250 basis points for the portion of the interest rate curve most relevant to these liabilities. This additional spread is applied at an individual contract level and only to those embedded derivatives in a liability position and not to those in an asset position.

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

Significant declines in interest rates and the impact of equity market declines on account values in 2011 drove increases in the embedded derivative liabilities associated with the optional living benefit features of the Company’s variable annuity products as of September 30, 2011. These factors, as well as widening of the spreads used in valuing non-performance risk (“NPR”), also drove offsetting increases in the adjustment to incorporate the market-perceived risk of non-performance in the valuation of the embedded derivative. As of September 30, 2011, the fair value of the embedded derivatives associated with the optional living benefit features, before the adjustment for NPR, was a net liability of $4,449 million. This net liability was comprised of $4,472 million of embedded derivative liabilities net of $23 million of assets. At September 30, 2011, our adjustment for NPR resulted in a $2,574 million cumulative decrease to the embedded derivative liability. As described in Note 5, the Company uses affiliated reinsurance as part of its risk and capital management strategies for certain of these optional living benefit features. As a result, the increases in these embedded derivative liabilities are largely offset by corresponding increases in reinsurance recoverable associated with the affiliated reinsurance agreements.

Transfers between Levels 1 and 2 – During the three and nine months ended September 30, 2011 and 2010, there were no material transfers between Level 1 and Level 2.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

Changes in Level 3 assets and liabilities – The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the three and nine months ended September 30, 2011, as well as the portion of gains or losses included in income for the three and nine months ended September 30, 2011 attributable to unrealized gains or losses related to those assets and liabilities still held at September 30, 2011.

	Three Months Ended September 30, 2011
	Fixed Maturities Available For Sale - Corporate Securities	Fixed Maturities Available For Sale - Asset Backed Securities	Equity Securities - Available For Sale	Other Long- Term Investments - PFI	Reinsurance Recoverable	Other Trading Securities - Equity	Other Long Term Investments - Unaffiliated
	(in thousands)
Fair value, beginning of period assets/(liabilities)	$93,700	$53,890	$230	$186	$118,635	—	—
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	—	—	65	1,665,947	—	—
Asset management fees and other income	—	—	—	—	—	1	(56)
Included in other comprehensive income (loss)	4,794	(834)	—	—	—	—	—
Net investment income	1,157	92	—	—	—	—	—
Purchases	450	—	—	—	53,547	—	219
Sales	—	—	—	—	—	—	—
Settlements	(749)	(1,433)	—	—	—	—	—
Transfers into Level 3 (1)	19,600	—	—	—	—	—	—
Transfers out of Level 3 (1)	(8,129)	—	—	—	—	—	—
Other (3)	—	—	(230)	—	—	230	—

Fair value, end of period assets/(liabilities)	$110,823	$51,715	$—	$251	$1,838,129	$231	$163

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$—	$—	$—	$64	$1,667,836	—	—
Asset administration fees and other income	$—	$—	$—	$—	$—	2	(27)
Included in other comprehensive income (loss)	$4,794	$(834)	$—	$—	$—	—	—

	Three Months Ended September 30, 2011
	Future Policy Benefits
	(in thousands)
Fair value, beginning of period assets/(liabilities)	$(95,603)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(1,722,775)
Purchases	(56,149)
Sales	—
Settlements	—
Transfers into Level 3 (1)	—
Transfers out of Level 3 (1)	—

Fair Value, end of period assets/(liabilities)	$(1,874,527)

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$(1,724,423)
Interest credited to policyholders’ account balances	$—
Included in other comprehensive income (loss)	$—

(1)	Transfers into or out of level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(2)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(3)	Other primarily represents reclasses of certain assets between reporting categories.

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

	Nine Months Ended September 30, 2011
	Fixed Maturities Available For Sale - Corporate Securities	Fixed Maturities Available For Sale - Asset Backed Securities	Equity Securities - Available For Sale	Other Long- Term Investments - PFI	Reinsurance Recoverable	Other Trading Securities - Equity	Other Long Termr Investments - Unaffiliated
	(in thousands)
Fair value, beginning of period assets/(liabilities)	$74,255	$53,857	$—	$—	$186,735	—	—
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	35	—	—	251	1,491,815	—	—
Asset Management fees and other income	—	—	—	—	—	1	(56)
Included in other comprehensive income (loss)	5,334	297	—	—	—	—	—
Net investment income	3,394	333	—	—	—	—	—
Purchases	8,703	—	—	—	159,579	—	219
Sales	—	—	(746)	—	—	—	—
Settlements	(2,392)	(2,772)	—	—	—	—	—
Transfers into Level 3 (1)	51,134	—	976	—	—	—	—
Transfers out of Level 3 (1)	(29,640)	—		—	—	—	—
Other (3)	—	—	(230)	—	—	230	—

Fair value, end of period assets/(liabilities)	$110,823	$51,715	$—	$251	$1,838,129	$231	$163

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$—	$—	$—	$226	$1,498,922	—	—
Asset administration fees and other income	$—	$—	$—	$—	$—	2	(56)
Included in other comprehensive income (loss)	$5,327	$297	$1	$—	$—	—	—

	Nine Months Ended September 30, 2011
	Future Policy Benefits
	(in thousands)
Fair value, beginning of period assets/(liabilities)	$(164,283)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(1,543,017)
Purchases	(167,227)
Sales	—
Settlements	—
Transfers into Level 3 (1)	—
Transfers out of Level 3 (1)	—

Fair Value, end of period assets/(liabilities)	$(1,874,527)

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$(1,549,569)
Interest credited to policyholders’ account balances	$—
Included in other comprehensive income (loss)	$—

(1)	Transfers into or out of level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(2)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(3)	Other primarily represents reclasses of certain assets between reporting categories.

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

The following table provides a summary of the changes in fair value of Level 3 assets and liabilities for the three and nine months ended September 30, 2010, as well as the portion of gains or losses included in income for three and nine months ended September 30, 2010 attributable to unrealized gains or losses related to those assets and liabilities still held at September 30, 2010.

	Three Months Ended September 30, 2010
	Fixed Maturities Available For Sale - Corporate Securities	Fixed Maturities Available For Sale - Foreign Government Bonds	Fixed Maturities Available For Sale - Asset- Backed Securities	Reinsurance Recoverable
	(in thousands)
Fair value, beginning of period assets/(liabilities)	$74,688	$1,206	$27,867	$677,171
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	—	—	252,547
Included in other comprehensive income (loss)	3,863	—	(16)	—
Net investment income	1,059	—	95	—
Purchases, sales, issuances and settlements	(2,266)	—	25,641	49,338
Transfers into Level 3 (1)	—	—	—	—
Transfers out of Level 3 (1)	(1)	(1,206)	—	—

Fair value, end of period assets/(liabilities)	$77,343	$—	$53,587	$979,056

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held by the
Company at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$—	$—	$—	$256,962
Asset management fees and other income	$—	$—	$—	$—
Included in other comprehensive income (loss)	$3,730	$—	$(16)	$—

	Three Months Ended September 30, 2010
	Future Policy Benefits	Other Liabilities
	(in thousands)
Fair value, beginning of period assets/(liabilities)	$(669,596)	$(52)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(261,460)	40
Purchases, sales, issuances and settlements	(51,651)	—
Transfers into Level 3 (1)	—	—
Transfers out of Level 3 (1)	—	—

Fair value, end of period assets/(liabilities)	$(982,707)	$(12)

Unrealized gains (losses) for the period relating to Level 3 assets that were still held by the Company at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$(265,819)	$40
Interest credited to policyholders’ account balances	$—	$—
Included in other comprehensive income (loss)	$—	$—

(1)	Transfers into or out of level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(2)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

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

	Nine Months Ended September 30, 2010
	Fixed Maturities Available For Sale - Corporate Securities	Fixed Maturities Available For Sale - Foreign Government Bonds	Fixed Maturities Available For Sale - Asset- Backed Securities	Reinsurance Recoverable
	(in thousands)
Fair value, beginning of period assets/(liabilities)	$63,634	$1,219	$43,795	$40,351
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	—	(1,247)	800,812
Included in other comprehensive income (loss)	7,909	(12)	(1,231)	—
Net investment income	2,983	(1)	(108)	—
Purchases, sales, issuances and settlements	(2,393)	—	29,800	137,893
Transfers into Level 3 (1)	5,210	—	—	—
Transfers out of Level 3 (1)	—	(1,206)	(17,422)	—

Fair value, end of period assets/(liabilities)	$77,343	$—	$53,587	$979,056

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held by the
Company at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$—	$—	$(654)	$803,553
Asset management fees and other income	$—	$—	$—	$—
Included in other comprehensive income (loss)	$7,775	$(13)	$(1,231)	$—

	Nine Months Ended September 30, 2010
	Future Policy Benefits	Other Liabilities
	(in thousands)
Fair value, beginning of period assets/(liabilities)	$(10,874)	$(53)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(827,395)	41
Purchases, sales, issuances and settlements	(144,438)	—
Transfers into Level 3 (1)	—	—
Transfers out of Level 3 (1)	—	—

Fair value, end of period assets/(liabilities)	$(982,707)	$(12)

Unrealized gains (losses) for the period relating to Level 3 assets that were still held by the Company at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$(829,535)	$41
Interest credited to policyholders’ account balances	$—	$—
Included in other comprehensive income (loss)	$—	$—

(1)	Transfers into or out of level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(2)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

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

Fair Value of Financial Instruments –The Company is required to disclose the fair value of certain financial instruments including those that are not carried at fair value. For the following financial instruments the carrying amount equals or approximates fair value: fixed maturities classified as available for sale, trading account assets, equity securities, short-term investments, cash and cash equivalents and separate account assets.

The following table discloses the Company’s financial instruments where the carrying amounts and fair values may differ:

	September 30, 2011		December 31, 2010
	Carrying value	Fair value	Carrying value	Fair value
	(in thousands)
Assets:
Commercial mortgage and other loans	$403,822	$442,719	$431,432	$465,099
Policy loans	$14,200	$20,050	$13,905	$18,374
Liabilities:
Investment Contracts – Policyholders’ Account Balances	$68,038	$67,991	$58,549	$58,679
Short-Term and Long – Term Debt	$828,921	$854,757	$805,054	$846,169

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

Short-Term and Long-Term Debt

The fair value of short-term and long-term debt is generally determined by either prices obtained from independent pricing services, which are validated by the Company, or discounted cash flow models. These fair values consider the Company’s own non-performance risk. Discounted cash flow models predominately use market observable inputs such as the borrowing rates currently available to the Company for debt and financial instruments with similar terms and remaining maturities. For commercial paper issuances and other debt with a maturity of less than 90 days, the carrying value approximates fair value.

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

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

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

Embedded Derivatives

The Company has sold variable annuity contracts that include certain optional living benefit features that are treated as embedded derivatives. The Company has affiliated reinsurance agreements with Pruco Reinsurance, Ltd. (“Pruco Re”) and The Prudential Insurance Company of America to transfer the risk related to certain of these embedded derivatives. The embedded derivatives related to the living benefit features and the related reinsurance agreements are carried at fair value. Mark-to-market changes in the fair value of the underlying contractual guarantees are determined using valuation models as described in Note 7, and are recorded in “Realized investment gains/(losses), net.”

The fair value of the living benefit feature embedded derivatives included in “Future policy benefits” was a liability of $1,874 million as of September 30, 2011 and liability of $164 million as of December 31, 2010. The fair value of the embedded derivatives related to the reinsurance of certain of these benefits to Pruco Re included in “Reinsurance Recoverable” was an asset of $1,838 million as of September 30, 2011 and an asset of $187 million as of December 31, 2010.

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

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

	September 30, 2011			December 31, 2010
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Assets	Liabilities		Assets	Liabilities
	(in thousands)
Qualifying Hedge Relationships
Currency/Interest Rate	$36,071	$262	$(1,603)	$36,072	$152	$(2,606)

Total Qualifying Hedge Relationships	$36,071	$262	$(1,603)	$36,072	$152	$(2,606)

Non-qualifying Hedge Relationships
Interest Rate	$1,827,950	$162,994	$(12,801)	$913,700	$56,896	$(6,727)
Credit	399,050	2,284	(2,178)	350,050	2,810	(3,104)
Currency/Interest Rate	58,150	2,542	(3,922)	60,439	1,622	(6,829)
Equity	13,162,374	96,931	(60,736)	10,374,514	30,278	(21,492)

Total Non-Qualifying Hedge Relationships	$15,447,524	$264,751	$(79,637)	$11,698,703	$91,606	$(38,152)

Total Derivatives (1)	$15,483,595	$265,013	$(81,240)	$11,734,775	$91,758	$(40,758)

(1)	Excludes embedded derivatives which contain multiple underlyings. The fair value of these embedded derivatives was a liability of $1,877.4 million as of September 30, 2011 and a liability of $166.8 million as of December 31, 2010 included in “Future policy benefits” and “Fixed maturities available for sale.”

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
	(in thousands)
Qualifying
Cash Flow Hedges
Currency/Interest Rate
Net investment income	$(31)	$19
Other income	23	(23)
Accumulated other comprehensive income (loss) (1)	2,860	(3,255)

Total cash flow hedges	$2,852	$(3,259)

Non-qualifying hedges
Realized investment gains (losses), net
Interest Rate	$88,278	$32,143
Currency/Interest Rate	5,251	(4,544)
Credit	544	847
Equity	22,293	(11,653)
Embedded Derivatives (2)	(69,635)	(21,040)

Total non-qualifying hedges	$46,731	$(4,247)

Total Derivative Impact	$49,583	$(7,506)

(1)	Amounts deferred in Equity
(2)	Primarily includes the following: 1) mark-to-market on embedded derivatives of $1,778.9 million; 2) fees ceded of $65.8 million; offset by 3) change in reinsurance recoverable of $1,719.5 million; and 4) fees attributed to embedded derivative of $56.1 million as of September 30, 2011.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

	Nine Months Ended September 30,
	2011	2010
	(in thousands)
Qualifying
Cash Flow Hedges
Currency/Interest Rate
Net investment income	$(70)	$43
Other income	(28)	1
Accumulated other comprehensive income (loss) (1)	1,122	(1,064)

Total cash flow hedges	$1,024	$(1,020)

Non-qualifying hedges
Realized investment gains (losses), net
Interest Rate	$103,706	$91,995
Currency/Interest Rate	2,456	2,866
Credit	1,155	625
Equity	8,377	6,995

Embedded Derivatives (2)	(91,243)	(59,843)

Total non-qualifying hedges	$24,451	$42,638

Total Derivative Impact	$25,475	$41,618

(1)	Amounts deferred in Equity
(2)	Primarily includes the following: 1) mark-to-market on embedded derivatives of $1,710.2 million; 2) fees ceded of $190.9 million; offset by 3) change in reinsurance recoverable of $1,651.4 million; and 4) fees attributed to embedded derivative of $167.2 million as of September 30, 2011.

For the three and nine months ended September 30, 2011 the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations and there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.

Presented below is a roll forward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in thousands)
Balance, December 31, 2010	$(2,462)
Net deferred gains on cash flow hedges from January 1 to September 30, 2011	1,024
Amount reclassified into current period earnings	98

Balance, September 30, 2011	$(1,340)

As of September 30, 2011, the Company does not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 6 years. Income amounts deferred in “Accumulated Other Comprehensive Income (Loss)” as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” in the Unaudited Interim Statements of Equity.

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

NAIC Designation (1)	Rating Agency Equivalent	September 30, 2011
		Single Name
		Notional	Fair Value
		(in thousands)
1	Aaa, Aa, A	$344,000	$1,622
2	Baa	25,000	240

	Subtotal Investment Grade	369,000	1,862

3	Ba	—	—
4	B	—	—
5	C and Lower	—	—
6	In or near default	—	—

	Subtotal Below Investment Grade	—	—

	Total	$369,000	$1,862

(1)	First-to-default credit swap baskets, which may include credits of varying qualities, are grouped above based on the lowest credit in the basket. However, such basket swaps may entail greater credit risk than the rating level of the lowest credit.

NAIC Designation (1)	Rating Agency Equivalent	December 31, 2010
		Single Name
		Notional	Fair Value
		(in thousands)
1	Aaa, Aa, A	$290,000	$2,297
2	Baa	25,000	374

	Subtotal Investment Grade	315,000	2,671

3	Ba	—	—
4	B	—	—
5	C and Lower	—	—
6	In or near default	—	—

	Subtotal Below Investment Grade	—	—

	Total	$315,000	$2,671

(1)	First-to-default credit swap baskets, which may include credits of varying qualities, are grouped above based on the lowest credit in the basket. However, such basket swaps may entail greater credit risk than the rating level of the lowest credit.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

The following table sets forth the composition of the Company’s credit derivatives where it has written credit protection, excluding embedded derivatives contained in externally-managed investments in European markets, by industry category as of the dates indicated.

	September 30, 2011		December 31, 2010
Industry	Notional	Fair Value	Notional	Fair Value
	(in thousands)
Corporate Securities:
Manufacturing	$40,000	$146	$40,000	$249
Finance	54,000	250	—	—
Food/Beverage	55,000	354	55,000	479
Aerospace/Defense	50,000	223	50,000	345
Chemical	40,000	251	40,000	468
Other	130,000	638	130,000	1,130

Total Credit Derivatives	$369,000	$1,862	$315,000	$2,671

The Company writes credit derivatives under which the Company is obligated to pay a related party counterparty the referenced amount of the contract and receive in return the defaulted security or similar security. The Company’s maximum amount at risk under these credit derivatives, assuming the value of the underlying referenced securities become worthless, is $369 million notional of credit default swap (“CDS”) selling protection at September 30, 2011. These credit derivatives generally have maturities of 10 years or less.

The Company holds certain externally-managed investments in the European market which contain embedded derivatives whose fair value are primarily driven by changes in credit spreads. These investments are medium term notes that are collateralized by investment portfolios primarily consisting of investment grade European fixed income securities, including corporate bonds and asset-backed securities, and derivatives, as well as varying degrees of leverage. The notes have a stated coupon and provide a return based on the performance of the underlying portfolios and the level of leverage. The Company invests in these notes to earn a coupon through maturity, consistent with its investment purpose for other debt securities. The notes are accounted for under U.S. GAAP as available for sale fixed maturity securities with bifurcated embedded derivatives (total return swaps). Changes in the value of the fixed maturity securities are reported in Stockholders’ Equity under the heading “Accumulated Other Comprehensive Income (Loss)” and changes in the market value of the embedded total return swaps are included in current period earnings in “Realized investment gains (losses), net.” The Company’s maximum exposure to loss from these investments was $7 million and $8 million at September 30, 2011 and December 31, 2010, respectively.

In addition to selling credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of September 30, 2011 and December 31, 2010 the Company had $30 million and $35 million, respectively, of outstanding notional amounts reported at fair value as a liability of $1.8 million and fair value as an asset of $3.0 million, respectively.

Credit Risk

The Company is exposed to credit-related losses in the event of non-performance by counterparties to financial derivative transactions. Generally, the credit exposure of the Company’s OTC derivative transactions is represented by the contracts with a positive fair value (market value) at the reporting date after taking into consideration the existence of netting agreements.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Prudential Annuities Life Assurance Corporation (“PALAC” or the “Company”), formerly known as American Skandia Life Assurance Corporation, as of September 30, 2011compared with December 31, 2010, and its results of operations for the three months and nine months ended September 30, 2011 and 2010. You should read the following analysis of our financial condition and results of operations in conjunction with the audited Financial Statements, and the “Risk Factors” section included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, the statements under “Forward Looking Statements”, and the Unaudited Interim Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

The asset transfer feature, included in the design of certain optional living benefits, transfers assets between the variable investments selected by the annuity contractholder and, depending on the benefit feature, a fixed rate account in the general account or a bond portfolio within the separate account. The potential transfers are based on the static mathematical formula used with the particular optional benefit which considers a number of factors, including the impact of investment performance on the contractholder’s total account value. Our asset transfer feature occurs at the contract level, rather than at the fund level, which we believe enhances our risk management capabilities. In general, negative investment performance may result in transfers to either a fixed rate account in the general account or a bond portfolio within the separate account, and positive investment performance may result in transfers back to contractholder-selected investments. Overall, the asset transfer feature is designed to help mitigate our exposure to equity market risk and market volatility. Beginning in 2009, our offerings of optional living benefit features associated with variable annuity products all included an asset transfer feature, and in 2009 we discontinued any new sales of optional living benefit features without an asset transfer feature. Other product design elements we utilize for certain products to manage these risks include investment option restrictions and minimum issuance age requirements. As of September 30, 2011 approximately $37.6 billion or 81% of total variable annuity account values contain a living benefit feature, compared to approximately $42.1 billion or 79% as of December 31, 2010. As of September 30, 2011 approximately $27.7 billion or 74% of variable annuity account values with living benefit features included an asset transfer feature in the product design, compared to approximately $29.0 billion or 69% as of December 31, 2010.

As mentioned above, in addition to our asset transfer feature, we also manage certain risks associated with our variable annuity products through hedging programs and affiliated reinsurance agreements. Primarily in the reinsurance affiliate, interest rate swaps, swaptions, floors and caps as well as equity options and futures are purchased to hedge certain living benefit features accounted for as embedded derivatives, against changes in equity markets, interest rates, and market volatility. Prior to the third quarter of 2010, the hedging strategy sought to generally match the sensitivities of the embedded derivative liability as defined by GAAP, excluding the impact of the market’s perception of non-performance risk (“NPR”), with capital market derivatives. In the third quarter of 2010, the hedging strategy was revised as, in a low interest rate environment, management of the Company and the reinsurance affiliate does not believe that the GAAP value of the embedded derivative liability is an appropriate measure for determining the hedge target. The new hedge target is grounded in a GAAP/capital markets valuation framework but incorporates two modifications to the GAAP valuation assumptions, which include a credit spread to the GAAP risk-free rate of return assumption used to estimate future growth of bond investments in the customer separate account funds to account for the fact that the underlying customer separate account funds which support these living benefits are invested in assets that contain risk. The volatility assumption is also adjusted to remove certain risk margins embedded in the valuation technique used to fair value the embedded derivative liability under GAAP, as the increase in the liability driven by these margins is temporary and does not reflect the economic value of the liability. This hedging strategy results in differences each period between the change in the value of the embedded derivative liability as defined by GAAP and the change in the value of the hedge positions, potentially increasing volatility in GAAP earnings in the Company and the reinsurance affiliate. In addition, management of the Company and reinsurance affiliate evaluate hedge levels versus the target given overall capital considerations of our ultimate parent Company, Prudential Financial, Inc. and prevailing capital market conditions, and may decide to temporarily hedge to an amount that differs from the hedge target definition.

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

The Company’s Changes in Financial Position and Results of Operations are described below.

Changes in Financial Position

2011 versus 2010

Total assets decreased by $5.6 billion, from $57.3 billion at December 31, 2010 to $51.7 billion at September 30, 2011. Separate account assets decreased $6.5 billion primarily driven by market depreciation and net outflows driven by the change in sales strategy discussed above. Deferred policy acquisition costs (“DAC”) and Deferred sales inducements (“DSI”) decreased by $819 million and $373 million, respectively, resulting from the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions, as discussed below. Partially offsetting the above decreases was a $1.7 billion mark-to-market increase in the reinsurance recoverable related to the reinsured liability for living benefit embedded derivatives primarily resulting from an increase in the present value of future expected benefit payments driven by unfavorable market conditions. Total investments increased $277 million and cash equivalents increased $232 million primarily driven by positive cash flows from operations due to the decline in acquisition expenses related to the change in sales strategy discussed above, partially offset by a $270 million dividend to Prudential Financial.

During the period, total liabilities decreased by $4.8 billion, from $55.4 billion at December 31, 2010 to $50.6 billion at September 30, 2011. Separate account liabilities decreased by $6.5 million offsetting the decrease in separate accounts assets above. Partially offsetting the above decrease was a $1.8 billion increase in future policy benefits and other policyholder liabilities driven by an increase in the liability for living benefit embedded derivatives, as described above.

Results of Operations

2011 versus 2010 Three Month Comparison

Net Income (Loss)

Net income decreased $724 million from income of $235 million in the third quarter of 2010 to a loss of $489 million in the third quarter of 2011. The loss is driven by a $1.1 billion decrease in income from operations before income taxes, as discussed below, partially offset by a $418 million decrease in income tax expense.

The decrease in income from operations before taxes was primarily driven by an unfavorable variance from the amortization of DAC and other costs primarily related to the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions, as discussed below. Also contributing to the decrease was an unfavorable variance related to adjustments to the amortization of DAC and other costs, and the reserves for the guaranteed minimum death (“GMDB”) and income benefit (“GMIB”) features of our variable annuity products driven by the impact of current period market performance and experience, as well as the annual review and update of the assumptions, on the estimated profitability of our business. Results for both periods include the impact of these items which are discussed in more detail below.

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

As mentioned above, included in the unfavorable variance from higher amortization of DAC and other costs, was a $793 million unfavorable variance in amortization related to the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions. This impact primarily relates to changes in the valuation of the reinsured living benefit liabilities related to NPR and other differences between the valuation of the living benefit embedded derivative liability as defined by GAAP and the valuation of the hedge target liability, which we and the reinsurance affiliate believe to be non-economic, and choose not to hedge, as discussed above.

To reflect the NPR of our affiliates in the valuation of the embedded derivative liabilities, we incorporate an additional spread over LIBOR into the discount rate used in the valuation. In the third quarter of both 2010 and 2011 positive NPR adjustments were primarily driven by a higher base living benefit embedded derivative liability in the reinsurance affiliate. Significant declines in risk-free interest rates and the impact of equity market declines on account values drove increases in the reinsured living benefit embedded derivative liability base in the third quarter of 2011, while reductions in the expected lapse rate assumption drove the increases in the third quarter of 2010. Additionally, the spreads used in valuing NPR widened in the third quarter of 2011, contributing to the increase in the adjustment while a tightening of these spreads partially offset the increase in the third quarter of 2010. The NPR gains in the reinsurance affiliate were larger in the third quarter of 2011 compared to the third quarter of 2010 resulting in an unfavorable variance from higher amortization of DAC and other costs.

As shown in the following table, income from operations for the third quarter of 2011 included a $233 million of charge related to adjustments to the GMDB and GMIB reserves and amortization of DAC and other costs, compared to $190 million of benefits included in the third quarter of 2010, resulting in a $423 million unfavorable variance.

	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010
	Amortization of DAC and Other Costs (1)	Reserves for GMDB / GMIB (2)	Total	Amortization of DAC and Other Costs (1)	Reserves for GMDB / GMIB (2)	Total
	(in thousands)
Quarterly market performance adjustment	$(83,703)	$(67,308)	$(151,011)	$36,513	$28,118	$64,631
Annual Review/assumption update	(30,718)	5,649	(25,069)	113,333	(5,114)	108,219
Quarterly adjustment for current period experience	(54,536)	(2,428)	(56,964)	(7,415)	14,024	6,609

Total	$(168,957)	$(64,087)	$(233,044)	$142,431	$37,028	$179,459

(1)	Amounts reflect (charges) or benefits for (increases) or decreases, respectively, in the amortization of deferred policy acquisition, or DAC, and other costs.
(2)	Amounts reflect (charges) or benefits for reserve (increases) or decreases, respectively, related to the guaranteed minimum death and income benefit, or GMDB / GMIB, features of our variable annuity products.

As shown in the table above, results for both periods include quarterly updates for the impact of fund performance on our amortization of DAC and other costs and GMDB/GMIB reserves for our variable annuity products. Results for the third quarter of 2011 included $151 million of charges associated with these quarterly updates due to less favorable than expected market performance. The actual rates of return on annuity account values for the third quarter of 2011 was (9.2) % compared to our expected rate of return of 1.5%. The third quarter of 2010 updates resulted in a $65 million benefit due to favorable market performance. The actual rate of return on annuity account values for the third quarter of 2010 was 8.1% compared to our previously expected rate of return of 2.0%.

We derive our near-term future rate of return assumptions using a reversion to the mean approach, a common industry practice. Under this approach, we consider actual returns over a period of time and initially adjust future projected returns over a four year period so that the assets are projected to grow at the long-term expected rate of return for the entire period. The near-term future projected return across all contract groups is 8.2% per annum as of September 30, 2011, or approximately 2.0% per quarter, and includes the impact of those contract groups whose near-term future projected returns are based on our near-term blended maximum future rate of return assumption, as discussed below.

Due to the market decline in the third quarter of 2011, for the majority of contract groups, the near-term future projected annual rate of return calculated using the reversion to the mean approach was greater than our maximum future rate of return assumption across all asset types for this business as of September 30, 2011. In those cases, we utilize the maximum future rate of return over the four year period, thereby limiting the impact of the reversion to the mean on our estimate of total gross profits. The near-term blended maximum future rate of return under the reversion to the mean approach is 9.6% as of September 30, 2011. Included in the near-term blended maximum future rate are assumptions for returns on various asset classes, including a 4.3% annual weighted average rate of return on fixed income investments, and a 13% maximum annual rate of return on equity investments.

As discussed and shown in the table above, results for both periods include the impact of the annual reviews of the assumptions used in the reserves for the GMDB and GMIB features of our variable annuity products and in our estimate of total gross profits used as a basis for amortizing DAC and other costs. The third quarter of 2011 included $25 million of charges from these annual reviews, primarily related to a reduction of the weighted average future fixed rate of return assumption to 4.3%, partially offset by a reduction of the assumption of the percentage of contracts with a GMIB feature that will annuitize based on the guaranteed value. The reduction in the weighted average future fixed rate of return assumption was driven by a refinement to our rate-setting methodology to reflect a lower interest rate assumption for the next five years to reflect current market conditions, and use the long-term assumed rate thereafter in determining the blended future fixed rate of return. The third quarter of 2010 included $108 million of benefits from these annual reviews, primarily related to reductions in lapse rate assumptions and more favorable assumptions relating to fee income.

The $57 million charge in the third quarter of 2011 and the $17 million benefit in the third quarter of 2010 shown in the table above, reflect the quarterly adjustments for current period experience, also referred to as experience true-up adjustments. The experience true-up adjustments for the third quarter of 2011 include an increase in the amortization of DAC and other costs primarily driven by the determination that the difference in the change of the fair value of the hedge target liability and the change in the fair value of the hedge assets in the reinsurance affiliate, was other-than-temporary resulting in its inclusion into our best estimate of total gross profits for setting the amortization rate for DAC and other costs . For additional details on our policy for amortizing DAC and other costs, discussed above, refer to the “Accounting Policies and Pronouncements” section of our Annual Report on Form 10-K, for the year ended December 31, 2010. The experience true-up adjustments for the third quarter of 2010 include a reduction in the amortization of DAC and other costs driven by higher than expected gross profits primarily from higher than expected fee income. The unfavorable variance related to the adjustment to the GMDB/GMIB reserves was primarily driven by differences in actual lapse experience and contract guarantee claim costs in third quarter of 2010 compared to third quarter of 2011.

As noted previously, the quarterly adjustments to reflect current period market performance and experience, and the annual review and update of assumptions impact the estimated profitability of our business. Therefore, in addition to the current period impacts discussed above, these items will also drive changes in our GMDB and GMIB reserves and the amortization of DAC and other costs in future periods.

Revenues

Revenue increased $62 million, from $352 million in the third quarter of 2010 to $414 million in the third quarter of 2011.

Policy charges and fee income increased $29 million, from $180 million in the third quarter of 2010 to $209 million in the third quarter of 2011 driven by lower market value adjustments paid to contractholders related to the Company’s market value adjusted investment option (the “MVA option”) driven by lower transfers of assets to the separate account in the third quarter of 2011 primarily due to the impact of unfavorable markets and the asset transfer feature.

Realized investment gains/losses, net, increased by $60 million from a loss of $4 million in the third quarter of 2010 to a gain of $56 million in the third quarter of 2011 driven by a favorable variance related to the mark-to-market of the embedded derivatives associated with our non-reinsured living benefit features of our variable annuity products and related hedges. Also contributing to the increase was mark-to-market gains in the third quarter of 2011 from derivative positions associated with our portion of the capital hedge managed at the Prudential Financial parent company level driven by unfavorable market conditions.

Partially offsetting the increases in revenue was a decrease in net investment income of $23 million from $96 million in the third quarter 2010 to $73 million in the third quarter of 2011 as a result of lower average annuity account values in the general account primarily resulting from transfers over the past year, due to net favorable markets, and the resulting transfers from the fixed-rate option in the general account to the separate accounts relating to the asset transfer feature as well as transfers from a customer elected dollar cost averaging (“DCA”) program. Also contributing to the above decrease were lower yields due to asset reinvestments in the low interest rate environment.

Benefits and Expenses

Benefits and expenses increased $1,204 million from $4 million in the third quarter of 2010 to $1,208 million in the third quarter of 2011.

Policyholders’ benefits increased $105 million, from a benefit of $12 million in the third quarter of 2010 to a charge of $93 million in the third quarter of 2011, primarily due to the adjustments to the reserves for the GMDB/GMIB features of our variable annuity products related to our adjustments to reflect current period experience and market performance as well as our annual assumption update, as discussed above.

Interest credited to policyholders’ account balances increased $323 million, from $23 million in the third quarter of 2010 to $346 million in the third quarter of 2011, due to higher DSI amortization primarily related to the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions and the impact of our quarterly adjustments to reflect current period experience and market performance as well as our annual assumption update, as discussed above. Partially offsetting the above increases was lower interest credited to policyholders’ account balances due to lower average annuity account values in the fixed-rate option of the general account, primarily due to the asset transfer feature and DCA program discussed above.

Amortization of deferred policy acquisition costs increased by $751 million, from a benefit of $98 million in the third quarter of 2010 to a charge of $653 million in the third quarter of 2011, primarily due to higher DAC amortization related to the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions and the impact of our quarterly adjustments to reflect current period experience and market performance as well as our annual assumption update, as discussed above.

General, administrative and other expenses increased $25 million, from $90 million in the third quarter of 2010 to $115 million in the third quarter of 2011, primarily driven by higher asset based trail commissions due to higher contractual trail commission rates which are applied to in force business as it ages.

2011 versus 2010

Nine Month Comparison

Net Income (Loss)

Net income decreased $420 million from income of $75 million for the nine months ended September 30, 2010 to a loss of $345 million for the nine months ended September 30, 2011. The loss is driven by $665 million decrease in income from operations before income taxes, as discussed below, partially offset by a $246 million decrease in income tax expense.

The decrease in income from operations before taxes was primarily driven by an unfavorable variance from the amortization of DAC and other costs related to the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions, as discussed below. Also contributing to the decrease was an unfavorable variance related to adjustments to the amortization of DAC and other costs, and the reserves for the guaranteed minimum death (“GMDB”) and income benefit (“GMIB”) features of our variable annuity products driven by the impact of current period market performance and experience, as well as the annual review and update of the assumptions, on the estimated profitability of our business. Results for both periods include the impact of these items which are discussed in more detail below.

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

As mentioned above, included in the unfavorable variance from higher amortization of DAC and other costs, was a $411 million unfavorable variance in amortization primarily related to the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions. This impact primarily relates to changes in the valuation of the reinsured living benefit liabilities related to NPR and other differences between the valuation of the living benefit embedded derivative liability as defined by GAAP and the valuation of the hedge target liability, which we and the reinsurance affiliate believe to be non-economic, and choose not to hedge, as discussed above.

To reflect the NPR of our affiliates in the valuation of the embedded derivative liabilities, we incorporate an additional spread over LIBOR into the discount rate used in the valuation. For the nine months ended September 30, 2010 and 2011, positive NPR adjustments were primarily driven by a higher base living benefit embedded derivative liability in the reinsurance affiliate. Significant declines in risk-free interest rates and the impact of equity market declines on account values drove increases in the reinsured living benefit embedded derivative liability base for the nine months ended September 30, 2011, while reductions in the expected lapse rate assumption drove the increases for the nine months ended September 30, 2010. Additionally, the spreads used in valuing NPR widened for the nine months ended September 30, 2011, contributing to the increase in the adjustment The NPR gains in the reinsurance affiliate were larger for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 resulting in an unfavorable variance from higher amortization of DAC and other costs.

As shown in the following table, income from operations for the nine months ended September 30, 2011 included a $239 million charge related to adjustments to the GMDB and GMIB reserves and amortization of DAC and other costs, compared to a benefit of $142 million for the nine months ended September 30, 2010, resulting in a $381 million unfavorable variance.

	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010
	Amortization of DAC and Other Costs (1)	Reserves for GMDB / GMIB (2)	Total	Amortization of DAC and Other Costs (1)	Reserves for GMDB / GMIB (2)	Total
	(in thousands)
Quarterly market performance adjustment	$(80,797)	$(62,473)	$(143,270)	$(4,859)	$(6,306)	$(11,165)
Annual Review/assumption Update	(30,718)	5,649	(25,069)	113,333	(5,114)	108,219
Quarterly adjustment for current period experience	(73,250)	2,172	(71,078)	(23,695)	42,344	18.649

Total	$(184,765)	$(54,652)	$(239,417)	$84,779	$30,924	$115,703

(1)	Amounts reflect (charges) or benefits for (increases) or decreases, respectively, in the amortization of deferred policy acquisition, or DAC, and other costs.
(2)	Amounts reflect (charges) or benefits for reserve (increases) or decreases, respectively, related to the guaranteed minimum death and income benefit, or GMDB / GMIB, features of our variable annuity products.

As shown in the table above, results for both periods include quarterly updates for the impact of fund performance on our amortization of DAC and other costs and GMDB/GMIB reserves for our variable annuity products. Results for the nine months ended September 30, 2011 and 2010 included a $143 million and $11 million charge associated with these quarterly updates due to overall net unfavorable fund performance. The following table shows the actual quarterly rates of return on variable annuity account values compared to our previously expected quarterly rates of return used in our estimate of total gross profits for the periods indicated.

	2011			2010
	First Quarter	Second Quarter	Third Quarter	First Quarter	Second Quarter	Third Quarter
Actual rate of return	3.6%	0.8%	(9.2)%	3.3%	(4.6)%	8.1%
Expected rate of return	1.5%	1.5%	1.5%	1.8%	1.8%	2.0%

As discussed and shown in the table above, results for both periods include the impact of the annual reviews performed in the third quarter of the assumptions used in the reserves for the GMDB and GMIB features of our variable annuity products and in our estimate of total gross profits used as a basis for amortizing DAC and other costs. The third quarter of 2011 included $25 million of charges from these annual reviews, primarily related to a reduction of the weighted average future fixed rate of return assumption to 4.3%, partially offset by a reduction of the assumption of the percentage of contracts with a GMIB feature that will annuitize based on the guaranteed value. The third quarter of 2010 included a $108 million benefit from these annual reviews, primarily related to reductions in lapse rate assumptions and more favorable assumptions relating to fee income.

The $71 million charge for the nine months ended September 30, 2011 and the $44 million benefit for the nine months ended September 30, 2010 shown in the table above reflect the quarterly adjustments for current period experience, also referred to as actual experience true-up adjustments.

The experience true-up adjustments for the nine months ended September 30, 2011 include an increase in the amortization of DAC and other costs primarily driven by the determination that the difference in the change of the fair value of the hedge target liability and the change in the fair value of the hedge assets in the reinsurance affiliate, was other-than-temporary resulting in its inclusion into our best estimate of total gross profits for setting the amortization rate for DAC and other costs . For additional details on our policy for amortizing DAC and other costs, discussed above, refer to the “Accounting Policies and Pronouncements” section of our Annual Report on Form 10-K, for the year ended December 31, 2010. The experience true-up adjustments for the nine months ended September 30, 2010 include a reduction in the amortization of DAC and other costs driven by higher than expected gross profits primarily from higher than expected fee income. The unfavorable variance related to the adjustment to the GMDB/GMIB reserves was primarily driven by differences in actual lapse experience and contract guarantee claim for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2011.

Revenues

Revenues increased $65 million, from $1.123 billion for the nine months ended September 30, 2010 to $1.188 billion for the nine months ended September 30, 2011.

Policy charges and fee income increased $72 million, from $553 million for the nine months ended September 30, 2010 to $625 million for the nine months ended September 30, 2011 driven by lower market value adjustments paid to contractholders related to the Company’s MVA option driven by differences in market conditions and transfers of assets to the separate account primarily due to the asset transfer feature. Also included in the above increases were higher fee income primarily driven by an increase in average variable annuity asset balances invested in separate accounts due to net market appreciation over the past year. Partially offsetting the above increases was a $27 million benefit in fee income in the prior year from refinements based on a review and settlement of reinsurance contracts related to acquired business.

Realized investment gains/losses, net, increased by $37 million from $47 million for the nine months ended September 30, 2010 to $84 million for the nine months ended September 30, 2011. This increase was primarily driven by higher general account gains due to timing of trades.

Asset administration fees and other income increased $15 million, from $211 million for the nine months ended September 30, 2010 to $226 million for the nine months ended September 30, 2011 as a result of higher average variable annuity asset balances invested in separate accounts, as discussed above.

Partially offsetting the increases in revenue was a decrease in net investment income of $58 million from $289 million for the nine months ended September 30, 2010 to $231 million for the nine months ended September 30, 2011 as a result of lower average annuity account values in the general account primarily resulting from transfers over the past year from the fixed-rate option in the general account to the separate accounts relating to the asset transfer feature and transfers from customer elected DCA program, as discussed above.

Benefits and Expenses

Benefits and expenses increased $730 million from $1.067 billion for the nine months ended September 30, 2010 to $1.797 billion for the nine months ended September 30, 2011.

Policyholders’ benefits increased $95 million, from $40 million for the nine months ended September 30, 2010 to $135 million for the nine months ended September 30, 2011, primarily due to the adjustments to the reserves for the GMDB/GMIB benefit features of our variable annuity products to reflect current period experience and market performance, as well as our annual assumption update, as discussed above.

Interest credited to policyholders’ account balances increased $137 million, from $379 million for the nine months ended September 30, 2010 to $516 million for the nine months ended September 30, 2011, due to higher DSI amortization primarily related to the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions and the impact of our quarterly adjustments to reflect current period experience and market performance, as well as our assumption update, as discussed above. Partially offsetting the above increases was lower interest credited to policyholders’ account balances due to lower average annuity account values in the fixed-rate option of the general account, primarily due to the transfers over the past year related to asset transfer feature and DCA program as discussed above.

Amortization of deferred policy acquisition costs increased by $472 million, from $344 million for the nine months ended September 30, 2010 to $816 million for the nine months ended September 30, 2011, primarily due to higher DAC amortization related to the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions and the impact of our quarterly adjustments to reflect current period experience and market performance, as well as our annual assumption update, as discussed above.

General, administrative and other expenses increased $26 million, from $304 million for the nine months ended September 30, 2010 to $330 million for the nine months ended September 30, 2011, primarily driven by higher asset based trail commissions due to higher average separate account asset values, as discussed above, and higher contractual trail commission rates which are applied to in force business as it ages.

Income Taxes

Our income tax provision amounted to an income tax benefit of $264 million and $19 million for the nine months ended September 30, 2011 and 2010, respectively, or an effective tax rate of 43.3% and -33.1%, respectively. The increase in income tax benefit and change in the effective tax rate was primarily driven by the year-to-date 2011 pre-tax loss. In addition, as the Company’s year-to-date ordinary loss for the nine months ended September 30, 2011 exceeds the anticipated ordinary loss for the full year, the tax benefit recognized for the year-to-date 2011 is limited to the amount that would be recognized if the year to date ordinary loss were the anticipated ordinary loss for the full year. For the nine months ended September 30, 2010, the Company’s projected permanent book-tax difference exceeded projected pre-tax income, resulting in a projected effective tax rate of -33.1%.

Our income tax provision amounted to an income tax benefit of $305 million and income tax expense of $114 million for the three months ended September 30, 2011 and 2010, respectively, or an effective tax rate of 38.5% and 32.7%, respectively. The increase in income tax benefit and change in effective tax rate was primarily driven by the increase in pre-tax loss for the quarter ended September 30, 2011 versus the gain incurred in the quarter ended September 30, 2010 and the limitation applied to the year-to-date ordinary loss as of September 30, 2011 versus the use of the effective tax rate method for the quarter ended September 30, 2010.

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

Similar to our planning and management process for liquidity, we use a Capital Protection Framework to ensure the availability of adequate capital under reasonably foreseeable stress scenarios. The Capital Protection Framework is used to assess potential capital needs arising from severe market related distress and sources of capital available to us to meet those needs. Potential sources include on-balance sheet capital, derivatives and other contingent sources of capital.

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

On June 30, 2011, the Company paid an extra-ordinary dividend of $270 million to Prudential Financial. In October 2011, the Company requested the prior approval of the Connecticut Department of Insurance for the payment of an extraordinary dividend of up to $342 million. However, there is no assurance that the insurance regulator will approve the extraordinary dividends, and the actual payment of any dividends is subject to declaration by the applicable Boards of Directors and could be impacted by market conditions and other factors.

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

Cash Flow

The principal sources of the Company’s liquidity are investment and fee income, and investment maturities and sales, as well as internal borrowings. The principal uses of that liquidity include benefits, claims, and payments to policyholders and contractholders in connection with surrenders, withdrawals and net policy loan activity. Other uses of liquidity include commissions, general and administrative expenses, purchases of investments, and payments in connection with financing activities. As discussed above, in March 2010, the Company ceased offering its existing variable annuity products to new investors upon the launch of a new product line by certain affiliates. Therefore, the Company expects its overall level of cash flows to decrease going forward as the book of business runs off.

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

Liquid Assets

Liquid assets include cash, cash equivalents, short-term investments, most fixed maturities that are not designated as held to maturity and public equity securities. As of September 30, 2011 and December 31, 2010, the Company had liquid assets of $6.2 billion and $5.8 billion, respectively, which includes a portion financed with asset-based financing. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $0.6 billion and $0.2 billion as of September 30, 2011 and December 31, 2010, respectively. We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in calculating internal liquidity measures in order to evaluate the adequacy of our operations’ liquidity under a variety of stress scenarios. We believe that the liquidity profile of our assets is sufficient to satisfy current liquidity requirements, including under reasonably foreseeable stress scenarios.

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

Capital

The Risk Based Capital, or RBC, ratio is a primary measure by which we evaluate the capital adequacy of the Company. Prudential Financial manages its domestic insurance subsidiaries’ RBC ratios including the Company’s to a level that is consistent with the ratings targets for those subsidiaries and in excess of the minimum levels required by applicable insurance regulations. RBC is determined by statutory guidelines and formulas that consider, among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products, interest rate risks and general business risks. The RBC ratio calculations are intended to assist insurance regulators in measuring the adequacy of an insurer’s statutory capitalization. The RBC ratio is an annual calculation, however, based upon September 30, 2011 amounts, management of the Company and Prudential Financial, Inc. estimate that the RBC ratio for the Company would exceed the minimum level required by applicable insurance regulations. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities.

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

During 2010, as part of its Capital Protection Framework, Prudential Financial developed a broad view of the impact of market distress on the statutory capital of Prudential Financial and its subsidiaries, as a whole. In the second quarter of 2010, the capital hedge program was terminated as described under “—Products” and equity index-linked derivative transactions were entered into that are designed to mitigate the impact of a severe equity market stress event on the statutory capital of Prudential Financial and its subsidiaries, as whole. A portion of the derivatives related to the new program were purchased by the Company. The program focuses on tail risk to protect statutory capital in a cost-effective manner under stress scenarios. Prudential Financial assesses the composition of the hedging program on an ongoing basis and may change it from time to time based on an evaluation of its risk position or other factors.

In addition to hedging equity market exposure, we also manage certain risks associated with our variable annuity products through hedging programs and affiliated reinsurance arrangements. Primarily in the reinsurance affiliate, interest rate derivatives and equity options and futures are purchased to hedge certain optional living benefit features accounted for as embedded derivatives against changes in equity markets, interest rates, and market volatility. Prior to third quarter of 2010, the hedging strategy sought to generally match the sensitivities of the embedded derivative liability as defined by GAAP, excluding the impact of the market-perceived risk of non-performance, with capital market derivatives. In the third quarter of 2010, the hedging strategy was revised as, in a low interest rate environment, management of the Company and reinsurance affiliates does not believe the GAAP value of the embedded derivative liability is an appropriate measure for determining the hedge target. For additional information regarding the change in hedging strategy see “Products”.

Certain of the Company’s living benefit guarantees are ceded to an affiliated captive reinsurance company, Pruco Re. A reinsurance trust is established by Pruco Re to satisfy reinsurance reserve credit requirements. These reserve credits allow the Company to reduce the level of statutory capital it is required to hold. As of July 1, 2011 Pruco Re was redomiciled from Bermuda to Arizona. At this time, Pruco Re continues to maintain the statutory reserve credit trust for business reinsured from the Company.

Reinsurance credit reserve requirements can move materially in either direction due to changes in equity markets and interest rates, actuarial assumptions and other factors. Higher reinsurance credit reserve requirements would necessitate depositing additional assets in the statutory reserve credit trusts, while lower reinsurance credit reserve requirements would allow assets to be removed from the statutory reserve credit trusts. We expect Prudential Financial would satisfy those additional needs through a combination of funding the reinsurance credit trusts with available cash, certain hedge assets or collateral associated with the hedge positions, and loans from Prudential Financial and/or affiliates. Prudential Financial also continues to evaluate other options to address reserve credit needs such as obtaining letters of credit. Lower equity markets and interest rates in the third quarter of 2011 led to an increase in the need to fund the captive reinsurance trusts by an amount of $1,038 million.

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, or the “Exchange Act”, as of September 30, 2011. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2011, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As discussed under “Contingent Liabilities” above, the Company is subject to audits and inquiries concerning its handling of unclaimed property. During the third quarter of 2011, the Company increased reserves by $3 million for certain policies and contracts active at any time since January 1, 1992, in respect of which the Company expects a death benefit (including delayed claim interest) to be payable based upon the application of new SSMDF matching criteria and an assumption of death without receipt of a valid claim by or on behalf of a beneficiary or other claim documentation.

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

101.INS – XBRL Instance Document.

101.SCH – XBRL Taxonomy Extension Schema Document.

101.CAL – XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB – XBRL Taxonomy Extension Label Linkbase Document.

101.PRE – XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF – XBRL Taxonomy Extension Definition Linkbase Document.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to the Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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

November 14, 2011

Exhibit Index

Exhibit Number and Description

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

101.INS – XBRL Instance Document.

101.SCH – XBRL Taxonomy Extension Schema Document.

101.CAL – XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB – XBRL Taxonomy Extension Label Linkbase Document.

101.PRE – XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF – XBRL Taxonomy Extension Definition Linkbase Document.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to the Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or Exchange Act, except as shall be expressly set forth by specific reference in such filing.