Form 10-K
period 2011-12-31
PRUDENTIAL ANNUITIES LIFE ASSURANCE CORP/CT
filed 2012-03-09
CIK 881453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of the Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of March 9, 2012, 25,000 shares of the registrant’s Common Stock (par value $100) consisting of 100 voting shares and 24,900 non-voting shares, were outstanding. As of such date, Prudential Annuities, Inc., formerly known as American Skandia, Inc., an indirect wholly owned subsidiary of Prudential Financial, Inc., a New Jersey corporation, owned all of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

THE INFORMATION REQUIRED TO BE FURNISHED PURSUANT TO PART III OF THIS FORM 10-K IS SET FORTH IN, AND IS HEREBY INCORPORATED BY REFERENCE HEREIN FROM, THE DEFINITIVE PROXY STATEMENT OF PRUDENTIAL FINANCIAL, INC. FOR THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON MAY 8, 2012, TO BE FILED BY PRUDENTIAL FINANCIAL, INC. WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION 14A NOT LATER THAN 120 DAYS AFTER DECEMBER 31, 2011.

Prudential Annuities Life Assurance Corporation meets the conditions set forth in General Instruction (I) (1) (a) and (b) on Form 10-K and

is therefore filing this Form 10-K with the reduced disclosure format.

FORWARD-LOOKING STATEMENTS

Certain of the statements included in this Annual Report on Form 10-K, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Prudential Annuities Life Assurance Corporation. There can be no assurance that future developments affecting Prudential Annuities Life Assurance Corporation will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial markets; (2) the availability and cost of additional debt or equity capital or external financing for our operations; (3) interest rate fluctuations or prolonged periods of low interest rates; (4) the degree to which we choose not to hedge risks, or the potential ineffectiveness or insufficiency of hedging or risk management strategies we do implement, with regard to variable annuity or other product guarantees; (5) any inability to access our credit facilities; (6) reestimates of our reserves for future policy benefits and claims; (7) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates, or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (8) changes in our assumptions related to deferred policy acquisition costs or value of business acquired; (9) changes in our financial strength or credit ratings; (10) investment losses, defaults and counterparty non-performance; (11) competition in our product lines and for personnel; (12) changes in tax law; (13) regulatory or legislative changes, including the Dodd-Frank Wall Street Reform and Consumer Protection Act; (14) inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (15) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities; (16) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (17) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (18) interruption in telecommunication, information technology or other operational systems or failure to maintain the security, confidentiality or privacy of sensitive data on such systems; and (19) changes in statutory or U.S. GAAP accounting principles, practices or policies. Prudential Annuities Life Assurance Corporation does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in this Annual Report on Form 10-K for a discussion of certain risks relating to our businesses and investment in our securities.

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

PAI, the direct parent of the Company, may make additional capital contributions to the Company, as needed, to enable the Company to comply with its reserve requirements and fund expenses in connection with its business. Generally, PAI is under no obligation to make such contributions and its assets do not back the benefits payable under the Company’s annuity contracts and life insurance. During 2011, 2010 and 2009, PAI made no capital contributions to the Company. During 2008, PAI made capital contribution of $540.8 million to the Company.

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

Beginning in March 2010, the Company ceased offering its existing variable and fixed annuity products (and where offered, the companion market value adjustment option) to new investors upon the launch of a new product in each of Pruco Life Insurance Company and Pruco Life Insurance Company of New Jersey (which are affiliates of the Company within the Prudential Annuities business unit of Prudential Financial). In general, the new product line offers the same optional living benefits and optional death benefits as offered by the Company’s existing variable annuities. However, subject to applicable contractual provisions and administrative rules, the Company will continue to accept subsequent purchase payments on inforce contracts under existing annuity products. These initiatives were implemented to create operational and administrative efficiencies by offering a single product line of annuity products from a more limited group of legal entities. In addition, by limiting its variable annuity offerings to a single product line sold through one insurer (and its affiliate, for New York sales), the Prudential Annuities business unit of Prudential Financial expects to convey a more focused, cohesive brand in the marketplace.

The Company’s variable annuities provide its customers with tax-deferred asset accumulation together with a base death benefit and a suite of optional guaranteed death and living benefits. The benefit features contractually guarantee the contractholder a return of no less than (1) total deposits made to the contract less any partial withdrawals (“return of net deposits”), (2) total deposits made to the contract less any partial withdrawals plus a minimum return (“minimum return”), and/or (3) the highest contract value on a specified date minus any withdrawals (“contract value”). These guarantees may include benefits that are payable in the event of death, annuitization or at specified dates during the accumulation period and withdrawal and income benefits payable during specified periods. Our optional living benefits guarantee, among other features, the ability to make withdrawals based on the highest daily contract value plus a minimum return, credited for a period of time. This highest daily guaranteed contract value is a notional amount that forms the basis for determination of periodic withdrawals for the life of the contractholder, and cannot be accessed as a lump-sum surrender value.

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

The primary risk exposures of our variable annuity contracts relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including equity market returns, interest rates, market volatility, timing of annuitization and withdrawals, contract lapses and contractholder mortality. The rate of return we realize from our variable annuity contracts will vary based on the extent of the differences between our actual experience and the assumptions used in the original pricing of these products. As part of our risk management strategy we hedge or limit our exposure to certain of these risks primarily through a combination of product design elements, such as an asset transfer feature externally purchased hedging instruments and affiliated reinsurance arrangements with Pruco Reinsurance, Ltd. (“Pruco Re”) and The Prudential Insurance Company of America (“Prudential Insurance”). Our returns can also vary by contract based on our risk management strategy, including the impact of any capital markets movements that we may hedge in the affiliate, the impact on that portion of our variable annuity contracts that benefit from the asset transfer feature, the impact of risks we have deemed suitable to retain and the impact of risks that are not able to be hedged.

As of December 31, 2011 approximately $38.6 billion or 81% of total variable annuity account values contain a living benefit feature, compared to approximately $42.1 billion or 79% as of December 31, 2010. As of December 31, 2011 approximately $30.6 billion or 79% of variable annuity account values with living benefit features included an asset transfer feature in the product design, compared to approximately $33.1 billion or 79% as of December 31, 2010. The asset transfer feature, included in the design of certain optional living benefits, transfers assets between certain variable investments selected by the annuity contractholder and, depending on the benefit feature, a fixed rate account in the general account or a bond portfolio within a separate account. The asset transfer feature associated with the most recently sold products transfers assets between certain variable investments selected by the annuity contractholder and a designated bond portfolio within the separate account. The transfers are based on the static mathematical formula used with the particular optional benefit which considers a number of factors, including the impact of investment performance on the contractholder’s total account value. In general, negative investment performance may result in transfers to either a fixed rate account in the general account or a bond portfolio within the separate account, and positive investment performance may result in transfers back to contractholder-selected variable investments. Overall, the asset transfer feature helps to mitigate our exposure to equity market risk and market volatility. Beginning in 2009, our offerings of optional living benefit features associated with variable annuity products all include an asset transfer feature, and in 2009 we discontinued any new sales of optional living benefit features without an asset transfer feature. Other product design elements we utilize for certain products to manage these risks include asset allocation restrictions and minimum issuance age requirements.

As mentioned above, in addition to our asset transfer feature, we also manage certain risks associated with our variable annuity products through hedging programs and affiliated reinsurance agreements. Primarily in the reinsurance affiliate, interest rate swaps, swaptions, floors and caps as well as equity options and futures are purchased to hedge certain living benefit features accounted for as embedded derivatives, against changes in equity markets, interest rates, and market volatility. Historically, the hedging strategy sought to generally match certain capital market sensitivities of the embedded derivative liability as defined by accounting principles generally accepted in the United States (“U.S. GAAP”), excluding the impact of the market’s perception of non-performance risk (“NPR”), with capital market derivatives and options. In the third quarter of 2010, the hedging strategy was revised as, in a low interest rate environment, management of the Company and the reinsurance affiliate does not believe that the U.S. GAAP value of the embedded derivative liability is an appropriate measure for determining the hedge target. The hedge target continues to be grounded in a U.S GAAP/capital markets valuation framework but incorporates two modifications to the U.S. GAAP valuation assumptions. A credit spread is added to the U.S GAAP risk-free rate of return assumption used to estimate future growth of bond investments in the customer separate account funds to account for the fact that the underlying customer separate account funds which support these living benefits are invested in assets that contain risk. The volatility assumption is also adjusted to remove certain risk margins embedded in the valuation technique used to fair value the embedded derivative liability under U.S GAAP, as the increase in the liability driven by these margins is temporary and does not reflect the economic value of the liability. In addition, management of the Company and reinsurance affiliate evaluate hedge levels versus the hedge target given overall capital considerations of our ultimate parent Company, Prudential Financial, Inc. and prevailing capital market conditions, and may decide to temporarily hedge to an amount that differs from the hedge target definition.

In the second quarter of 2009, we began the expansion of our hedging program to include a portion of the market exposure related to the overall capital position of our variable annuity business, including the impact of certain statutory reserve exposures. These capital hedges primarily consisted of equity-based total return swaps that were designed to partially offset changes in our capital position resulting from market driven changes in certain living and death benefit features of our variable annuity products. During the second quarter of 2010, we removed the equity component of our capital hedge by terminating the equity-based total return swaps, in lieu of a new program managed at the Prudential Financial parent company level that more broadly addresses equity market exposure of the overall statutory capital of Prudential Financial as a whole, under stress scenarios. A portion of the derivatives related to the new program were purchased by the Company. The program focuses on tail risk in order to protect statutory capital in a cost-effective manner under stress scenarios. Prudential Financial assesses the composition of the hedging program on an ongoing basis and may change it from time to time based on an evaluation of its risk position or other factors.

Marketing

The Company has sold its annuity products through multiple distribution channels, including (1) independent broker-dealer firms and financial planners; (2) broker-dealers that are members of the New York Stock Exchange, including “wirehouse” and regional broker-dealer firms; and (3) broker-dealers affiliated with banks or that specialize in marketing to customers of banks. Although the Company has sold in each of those distribution channels, the majority of the Company’s sales have come from the independent broker-dealer firms and financial planners. The Company has selling agreements with over seven hundred broker-dealer firms and financial institutions.

Underwriting and Pricing

We earn asset management fees and other fees determined as a percentage of the average assets of the proprietary mutual funds in our variable annuity products, net of subadvisory expenses. Additionally, we earn mortality and expense fees and other fees for various insurance-related options and features, including optional guaranteed death and living benefit features, based on the average daily net asset value of the annuity separate accounts or the amount of guaranteed value under the optional living benefit, as applicable. We also receive administrative service fees from certain affiliated and unaffiliated underlying non-proprietary mutual funds (or their affiliates) for administrative services that we perform.

We priced our variable annuities, including optional guaranteed death and living benefits, based on an evaluation of the risks assumed and considering applicable hedging costs. Our pricing is also influenced by competition and by assumptions regarding policyholder behavior, including persistency, and benefit utilization and withdrawal rates for contracts with living benefit features, as well as other assumptions. Significant deviations in actual experience from our pricing assumptions could have an adverse effect on the profitability of our products. To encourage persistency, most of our variable and fixed annuities have surrender or withdrawal charges for a specified number of years, In addition, the living benefit features of our variable annuity products encourage persistency because the potential value of the living benefit is fully realized only if the contract persists.

We price our fixed annuities as well as the fixed-rate accounts of our variable annuities based on assumptions as to investment returns, expenses, competition and persistency. We seek to maintain a spread between the return on our general account invested assets and the interest we credit on our fixed annuities and the fixed-rate accounts of our variable annuities. For assets transferred to a fixed rate account in the general account pursuant to the asset transfer feature discussed above, we earn a spread for the difference between the return on our general account invested assets and the interest credited, similar to our fixed annuities.

Reserves

We establish and carry as liabilities actuarially-determined reserves for future policy benefits that we believe will meet our future obligations for our in force annuity contracts, including the death benefit and living benefit guarantee features associated with some of these contracts. We base these reserves on assumptions we believe to be appropriate for investment yield, persistency, expenses, withdrawal rates and mortality rates. Certain of the living benefit guarantee features on variable annuity contracts are accounted for as embedded derivatives and are carried at fair value. The fair values of these benefit features are calculated as the present value of future expected benefit payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature, and are based on management’s expectation of how a market participant would value these embedded derivative liabilities. These features are generally reinsured with an affiliated company. We establish liabilities for policyholders’ account balances that represent cumulative gross premium payments plus credited interest and/or fund performance, less withdrawals, and all applicable mortality and expense charges.

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

Changes in statutory capital requirements for our variable annuity products under the National Association of Insurance Commissioners, or the NAIC initiative known as “C-3 Phase II” became effective as of December 31, 2005.

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

Finally, although the Company itself is not registered as a broker-dealer with the SEC or the Financial Industry Regulatory Authority (“FINRA”), those who sell the Company’s variable annuities generally are subject to FINRA and SEC regulations. Additionally, certain affiliates that distribute and sell the Company’s variable annuities are subject to FINRA and SEC regulations. Of particular note, FINRA adopted Rule 2330, which establishes sales practices standards and supervisory requirements specifically targeted to variable annuities. Rule 2330 represents additional FINRA regulation of variable annuities, and does not replace existing FINRA rules. Such regulations may have a significant impact on the Company’s variable annuity business.

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

U.S Tax Legislation

There is uncertainty regarding U.S. taxes both for individuals and corporations in light of the fact that many tax provisions recently enacted or extended began to sunset at the end of 2011. In addition, the recommendations made by the President’s bipartisan National Commission on Fiscal Responsibility and Reform and other deficit reduction panels suggest the need to reform the U.S. Tax Code. Congress has held a number of hearings devoted to tax reform. Some of those hearings have discussed lowering the tax rates and broadening the base by reducing or eliminating certain tax expenditures. Reducing or eliminating certain tax expenditures could make our products less attractive to customers. It is unclear whether or when Congress may take up overall tax reform and what would be the impact of reform on the Company and its products.

Current U.S. federal income tax laws generally permit certain holders to defer taxation on the build-up of value of annuities and life insurance products until payments are actually made to the policyholder or other beneficiary and to exclude from taxation the death benefit paid under a life insurance contract. Congress from time to time considers legislation that could make our products less attractive to consumers, including legislation that would reduce or eliminate the benefit of this deferral on some annuities and insurance products. Other legislative changes, such as changes to the estate tax, also could reduce or eliminate the attractiveness of annuities and life insurance products to consumers. The estate tax was completely eliminated for 2010, but modified carryover basis rules applied for property acquired from decedents dying in that year. The estate tax has been reinstated through 2012 with a $5 million individual exemption, a 35% maximum rate and step-up in basis rules for property acquired from a decedent. Estates of decedents who died in 2010 can choose between the rules that were in effect in 2010 or the new rules. On February 13, 2012, the Obama Administration released the “General Explanations of the Administration’s Revenue Proposals,” or Revenue Proposals. The Revenue Proposals include a provision that would make permanent a $3.5 million individual exemption and a 45% maximum estate tax rate. It is unclear what Congress will do with respect to the estate tax after 2012.

Additionally, legislative or regulatory changes could also impact the amount of taxes that we pay, thereby affecting our net income. For example, the U.S. Treasury Department and the Internal Revenue Service intend to address through guidance the methodology to be followed in determining the dividends received deduction, or DRD, related to variable life insurance and annuity contracts. The DRD reduces the amount of dividend income subject to U.S. tax and is a significant component of the difference between our actual tax expense and expected tax amount determined using the federal statutory tax rate of 35%. The Revenue Proposals include a proposal to change the method used to determine the amount of the DRD. A similar proposal was included in the President’s deficit reduction recommendations that were released to Congress.

For additional discussion of possible tax legislative and regulatory risks that could affect our business, see “Risk Factors.”

USA Patriot Act

The USA Patriot Act of 2001, enacted in response to the terrorist attacks on September 11, 2001, contains anti-money laundering and financial transparency laws applicable to broker-dealers and other financial services companies, including insurance companies. The Patriot Act seeks to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. Anti-money laundering laws outside of the U.S. contain provisions that may be different, conflicting or more rigorous. The increased obligations of financial institutions to identify their customers, watch for and report suspicious transactions, respond to requests for information by regulatory authorities and law enforcement agencies, and share information with other financial institutions require the implementation and maintenance of internal practices, procedures and controls.

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

Privacy Regulation

Federal and state law and regulation require financial institutions and other businesses to protect the security and confidentiality of personal information, including health-related and customer information and to notify customers and other individuals about their policies and practices relating to their collection and disclosure of health-related and customer information and their practices relating to protecting the security and confidentiality of that information. State laws regulate use and disclosure of social security numbers. Federal and state laws require notice to affected individuals, law enforcement, regulators and others if there is a breach of the security of certain personal information, including social security numbers, and require holders of certain personal information to protect the security of the data. Federal regulations require financial institutions and creditors to implement effective programs to detect, prevent, and mitigate identity theft. Federal and state laws and regulations regulate the ability of financial institutions to make telemarketing calls and to send unsolicited e-mail or fax messages to consumers and customers. Federal law and regulation regulate the permissible uses of certain personal information, including consumer report information. Federal and state governments and regulatory bodies may be expected to consider additional or more detailed regulation regarding these subjects and the privacy and security of personal information.

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

Most states, have insurance laws that require regulatory approval of a direct or indirect change of control of an insurer or an insurer’s holding company. Laws such as these that apply to us prevent any person from acquiring control of Prudential Financial or its insurance subsidiaries unless that person has filed a statement with specified information with the insurance regulators and has obtained their prior approval. Under most states’ statutes, acquiring 10% or more of the voting stock of an insurance company or its parent company is presumptively considered a change of control, although such presumption may be rebutted. Accordingly, any person who acquires 10% or more of the voting securities of Prudential Financial without the prior approval of the insurance regulators of the states in which its U.S. insurance companies are domiciled will be in violation of these states’ laws and may be subject to injunctive action requiring the disposition or seizure of those securities by the relevant insurance regulator or prohibiting the voting of those securities and to other actions determined by the relevant insurance regulator.

Currently, there are several proposals to amend state insurance holding company laws to increase the scope of regulation of insurance holding companies (such as Prudential Financial). The International Association of Insurance Supervisors or the IAIS and the NAIC have promulgated model laws for adoption internationally and in the United States that would provide for “group wide” supervision of Prudential Financial as an insurance holding company in addition to the current regulation of Prudential Financial’s insurance subsidiaries. While the timing of their adoption and content will vary by jurisdiction, we have identified the following areas of focus in these model laws: (1) uniform standards for insurer corporate governance; (2) group-wide supervision of insurance holding companies; (3) adjustments to risk-based capital calculations to account for group-wide risks; and (4) additional regulatory and disclosure requirements for insurance holding companies. At this time, we cannot predict with any degree of certainty what additional capital requirements, compliance costs or other burdens these requirements may impose on Prudential Financial.

In addition, many state insurance laws require prior notification to state insurance departments of a change in control of a non-domiciliary insurance company doing business in that state. While these pre-notification statutes do not authorize the state insurance departments to disapprove the change in control, they authorize regulatory action in the affected state if particular conditions exist such as undue market concentration. Any future transactions that would constitute a change in control of Prudential Financial may require prior notification in those states that have adopted pre-acquisition notification laws.

Unclaimed Property Laws

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), which effects comprehensive changes to the regulation of financial services in the United States and subjects us to substantial additional federal regulation. Dodd-Frank directs existing and newly-created government agencies and bodies to conduct certain studies and promulgate regulations implementing the law, a process that is underway and expected to continue over the next few years. We cannot predict with any certainty the results of the studies or the requirements of the regulations not yet adopted or how Dodd-Frank and such regulations will affect the financial markets generally, impact our business, credit or financial strength ratings, results of operations, cash flows or financial condition or make it advisable or require us to hold or raise additional capital.

Key aspects we have identified to date of Dodd-Frank’s potential impact on us include:

•

Dodd-Frank establishes a Financial Stability Oversight Council (“Council”) which is authorized to subject non-bank financial companies such as Prudential Financial to stricter prudential standards (a “Designated Financial Company”) if the Council determines that material financial distress at the company or the scope of the company’s activities could pose a threat to the financial stability of the U.S. In October 2011, the Council published for comment proposed regulations setting forth the criteria by which it will designate Designated Financial Companies in a three stage process. Based on the stage 1 criteria, which include having at least $50 billion in assets and meeting one of five additional quantitative measures, Prudential Financial would be subject to stage 2 consideration. We cannot predict whether Prudential Financial or a subsidiary will ultimately be designated as a Designated Financial Company. If so designated, we would become subject to stricter prudential standards that are the subject of ongoing rule-making, including stricter requirements and limitations relating to risk-based capital, leverage, liquidity and credit exposure, as well as overall risk management requirements, management interlock prohibitions and a requirement to submit to the Board of Governors of the Federal Reserve System (“FRB”) (and periodically update) a plan for rapid and orderly dissolution in the event of severe financial distress. In December 2011, the FRB published for comment proposed rules implementing certain of these standards, including requirements and limitations relating to risk-based capital, leverage, liquidity, stress testing (discussed further below), and counterparty credit exposure, as well as overall corporate risk management requirements. Under the proposed rules, a Designated Financial Company would be required to calculate its minimum risk-based capital and leverage requirements as if it were a bank holding company and be subject to a minimum Tier 1 risk-based capital ratio of 4%, a total risk-based capital ratio of 8% and a Tier 1 leverage ratio of 4%. Designated Financial Companies with $50 billion or more in total consolidated assets would be required to submit annual capital plans to the FRB demonstrating their ability to satisfy the required capital ratios under baseline and stressed conditions. The FRB has indicated that it intends to issue, in addition to such capital requirements, a proposal requiring a risk-based capital surcharge for such companies, or a subset thereof, consistent with the Basel III framework discussed below. The proposed rules also include enhanced liquidity requirements (which may in the future be supplemented with specific quantitative liquidity requirements based on Basel III liquidity ratios), which would require Designated Financial Companies to produce, and regularly stress-test, comprehensive cash flow projections and maintain a liquidity buffer of highly liquid unencumbered assets sufficient to meet projected cash flows under such stress-testing, and would further require such companies to establish and maintain a contingency funding plan and concentration and other exposure limits to address liquidity needs and risk. Under the proposed rules, a Designated Financial Company would be required to limit its credit exposure to any unaffiliated company to no more than 25% of its consolidated capital stock and surplus (or, in a case of a designated financial company having total consolidated assets of $500 billion or more, such as Prudential Financial, to no more than 10% with respect to any “major counterparty”, which includes any Designated Financial Company or bank holding company with more than $500 billion of total consolidated assets). The proposed rules implement, as required by Dodd-Frank, the establishment of an “early remediation” regime, whereby failure to meet defined measures of financial condition (including exceeding certain capital and leverage ratios or market indicator thresholds, the occurrence of adverse stress test results or other financial triggers) would result in remedial action by the FRB. Depending on the degree of financial distress, such remedial action could result in: heightened FRB supervisory review; limitations or prohibitions on capital distributions, acquisitions and/or asset growth; requirements to raise additional capital or take other actions to improve capital adequacy; limitations or restrictions on executive compensation; requirements to elect new directors or hire new executive officers; limitations on transactions with affiliates; restrictions on product offerings and/or requirements to sell assets; or recommendation for resolution under the special orderly liquidation process discussed further below. The proposed rules would require that a Designated Financial Company, upon a determination by the Council that such company poses a grave threat to financial stability of the U.S., maintain a debt-to-equity ratio of no more than 15-to-1 until such time as the Council determines the limitation is no longer necessary. We cannot predict the form in which these proposed regulations ultimately will be adopted. Dodd-Frank authorizes the FRB to tailor its application of enhanced prudential standards to different companies on an individual basis or by category, taking into consideration financial activities involved and other factors. We cannot predict how the FRB will apply these prudential standards to insurance-based financial services organizations such as ourselves if we are designated as a Designated Financial Company. In addition to the foregoing, if we were designated as a Designated Financial Company, the “Collins Amendment” capital requirements referred to below would apply when adopted by the FRB (i.e., the 5-year grandfathering referred to below would no longer be available). The FRB could also require the issuance of capital securities automatically convertible to equity in the event of financial distress, require enhanced public disclosures to support market evaluation of risk profile and impose short-term debt limits.

•

Until deregistration as a savings and loan holding company is effective, Prudential Financial is subject in that capacity to the examination, enforcement and supervisory authority of the FRB. Pursuant to the “Collins Amendment” included in Dodd-Frank, the FRB must establish minimum leverage and risk-based capital requirements for savings and loan holding companies (including Prudential Financial) and other institutions that are not less than those applicable to insured depository institutions. These requirements would become generally applicable to Prudential Financial, as a savings and loan holding company on July 21, 2015 (five years after Dodd-Frank’s enactment) except, for purposes of calculating Tier 1 capital, new issuances of debt and equity capital will be immediately subject to the requirements. The risk-based capital requirements currently applicable to most bank holding companies and insured depository institutions are based on the 1988 Capital Accord (“Basel I”) of the Basel Committee on Banking Supervision (the “Basel Committee”); U.S. federal bank regulatory agencies have also adopted new risk-based capital guidelines for large, internationally active banking organizations based on revisions to Basel I issued by the Basel Committee in 2004 (“Basel II”). In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation (“Basel III”). Basel III, when implemented by U.S. regulation and fully phased-in, will require bank holding companies and insured depository institutions to maintain substantially more capital, with a greater emphasis on common equity, and to comply with liquidity coverage and net stable funding standards, including the imposition of a counter-cyclical capital buffer. The “Collins Amendment” requires the FRB to adopt regulations imposing a continuing “floor” of the Basel I-based capital requirements in cases where the Basel II-based capital requirements and any changes in capital regulations resulting from Basel III otherwise would permit lower requirements. Regulations that have been adopted to date to implement these requirements include a modification to the general risk-based capital rules in order to address appropriate capital requirements for low-risk assets held by non-bank financial companies such as Prudential Financial, and would permit flexibility in the application of certain capital requirements imposed by Dodd-Frank to non-bank financial companies. We cannot predict what capital regulations the FRB will promulgate under these authorizations, either generally or as applicable to insurance-based organizations. If designated as “a Designated Financial Company” and until deregistration as a savings and loan holding company Prudential Financial will be subject to stress tests to be promulgated by the FRB in consultation with the newly-created Federal Insurance Office (discussed below) to determine whether, on a consolidated basis, Prudential Financial has the capital necessary to absorb losses as a result of adverse economic conditions. Under the proposed rules published for comment in December 2011, if designated as a Designated Financial Company Prudential Financial would be required to submit to annual stress tests conducted by the FRB and to conduct internal annual and semi-annual stress tests to be provided to the FRB to assess its capital adequacy and identify potential risks. Under the proposed rules, to the extent the Prudential Financial remains a savings and loan holding company but are not designated as a Designated Financial Company, it would be subject to the same stress test requirements as above except that it would not be required to conduct the internal semi-annual stress tests. Summary results of such stress tests would be required to be publicly disclosed. Prudential Financial cannot predict whether the proposed rules will be adopted in their current form or the manner in which the stress tests will ultimately be designed, conducted and disclosed for insurance-based Designated Financial Companies or savings and loan holding companies, and it cannot predict whether the results thereof will cause us to alter its business practices or affect the perceptions of regulators, rating agencies, customers, counterparties or investors of its financial strength.

•

The Council may recommend that state insurance regulators or other regulators apply new or heightened standards and safeguards for activities or practices Prudential Financial and other insurers or other financial services companies engage in that could create or increase the risk that significant liquidity, credit or other problems spread among financial companies. Prudential Financial cannot predict whether any such recommendations will be made or their effect on our business, results of operations, cash flows or financial condition.

•

Absent Prudential Financial’s intended conversion of its federal thrift to a trust-only operation, Prudential Financial would become subject to the “Volcker Rule” provisions of Dodd-Frank prohibiting, subject to the rule’s exceptions, “proprietary trading” and the sponsorship of, and investment in, funds (referred to in Dodd-Frank as hedge funds or private equity funds) that rely on certain exemptions from the Investment Company Act of 1940, as amended (collectively, “covered funds”). The Volcker Rule will become effective on July 21, 2012 and compliance with the rule will be phased in through July 2014, subject to various extensions and exceptions. In October 2011, the federal banking agencies issued a joint notice of proposed rulemaking to implement the Volcker Rule. Under the proposed rules, the “proprietary trading” prohibition would not materially alter Prudential Financial’s securities trading practices as trading by its domestic and foreign insurance subsidiaries for their separate accounts or for their general accounts are “permitted activities” so long as such trading complies with applicable state or foreign insurance company investment laws and regulations. However, if the proposed rules were adopted in their current form and were interpreted to prohibit insurance company investments in covered funds, or to apply the aggregate limit of 3% of Tier 1 capital to

Prudential Financial’s coinvestment in covered funds sponsored by our Prudential Real Estate Investors (“PREI”), Prudential Investment Management (“PIM”) or other operations, its insurance subsidiaries would be required to dispose of covered fund investments. Furthermore, the PREI and PIM investment management operations sponsor covered funds in which Prudential Financial coinvests (in both insurance and non-insurance subsidiaries) that are directly affected by the Volcker Rule prohibitions which, among other things, limit permanent investment by a sponsoring company in any one fund to no more than 3% of fund capital, limit covered fund marketing except to bona fide trust, fiduciary or investment advisory customers, prohibit covered transactions between a fund and the sponsoring company and prohibit the use of the sponsoring company’s name in the fund’s name. Absent Prudential Financial’s conversion to a trust-only bank, adoption of the proposed regulations in their current form would require Prudential Financial to dispose of some covered fund investments, significantly alter its business practices in these operations and/or diminish the attractiveness of its covered fund products to clients. Assuming Prudential Financial completes the conversion to a trust-only bank prior to July 21, 2012, but is designated as a Designated Financial Company the Volcker Rule prohibitions would not apply but Prudential Financial could be subject, pursuant to future FRB rulemaking, to additional capital requirements for, and quantitative limits on, proprietary trading and sponsorship of, and investment in, covered funds. In addition, actions taken by other financial entities in response to the Volcker Rule could potentially negatively affect the market for, returns from or liquidity of Prudential Financial’s investments in covered funds affiliated with such other financial entities.

•

Dodd-Frank creates a new framework for regulation of the over-the-counter (“OTC”) derivatives markets which could impact various activities of Prudential Global Funding (“PGF”), Prudential Financial and its insurance subsidiaries, which use derivatives for various purposes (including hedging interest rate, foreign currency and equity market exposures). Dodd-Frank generally requires swaps, subject to a determination by the Commodity Futures Trading Commission (“CFTC”) or SEC as to which swaps are covered, with all counterparties except non-financial end users to be executed through a centralized exchange or regulated facility and to be cleared through a regulated clearinghouse. Swap dealers and major swap participants (“MSPs”) are subject to capital and margin (i.e., collateral) requirements that will be imposed by the applicable prudential regulator or the CFTC or SEC, as well as business conduct rules and reporting requirements. While we believe Prudential Financial, PGF and its insurance subsidiaries should not be considered dealers or MSPs subject to registration and the capital and margin requirements, the final regulations adopted could provide otherwise, which could substantially increase the cost of hedging and the related operations. A determination by the Secretary of the Treasury not to exclude foreign currency swaps and forwards from the foregoing requirements also could have that result. PGF intermediates swaps between Prudential entities (other than PFI) and third parties, and it is possible that PGF’s standardized intra-Company transactions might be required to be executed through an exchange, and to be cleared centrally with posted margin, potentially defeating PGF’s key function; if so, Prudential entities might directly enter into swaps with third parties, potentially increasing the economic costs of hedging. The SEC and CFTC are required to determine whether and how “stable value contracts” should be treated as swaps and, although we believe otherwise, various other products offered by Prudential Financial’s insurance subsidiaries might be treated as swaps; if regulated as swaps, we cannot predict how the rules would be applied to such products or the effect on their profitability or attractiveness to clients. Finally, the new regulatory scheme imposed on all market participants may increase the costs of hedging generally and banking institutions (with which we enter into a substantial portion of our derivatives) will be required to conduct at least a portion of their OTC derivatives businesses outside their depositary institutions. The affiliates through which these institutions will conduct their OTC derivatives businesses might be less creditworthy than the depository institutions themselves, and “netting” of counterparty exposures with non-banks will not be allowed, potentially affecting the credit risk these counterparties pose to us and the degree to which we or an affiliate are able to enter into transactions with these counterparties. We cannot predict the effect of the foregoing on our hedging costs, our hedging strategy or implementation thereof or whether we will need or choose to increase and/or change the composition of the risks we do not hedge.

•

Dodd-Frank establishes a Federal Insurance Office within the Department of the Treasury headed by a director appointed by the Secretary of the Treasury. While not having a general supervisory or regulatory authority over the business of insurance, the director of this office performs various functions with respect to insurance (other than health insurance), including serving as a non-voting member of the Council and making recommendations to the Council regarding insurers (potentially including the Company) to be designated for stricter regulation and coordinating with the FRB in the application of any stress tests required to be conducted with respect to an insurer. The Federal Insurance Office is authorized to require an insurer or its affiliates to submit data and information that the office reasonably requires to carry out its functions. The director is also required to conduct a study on how to modernize and improve the system of insurance regulation in the United States, including by increased national uniformity through either a federal charter or effective action by the states. Although the study was to be completed in January 2012, it has not yet been released.

•

Dodd-Frank authorizes the FRB to require a Designated Financial Company or a savings and loan holding company to place its financial activities in an intermediate holding company separate from non-financial activities (as defined for purposes of the Bank Holding Company Act) and imposes restrictions on transactions between the two businesses. While our non-financial activities are minor, the imposition of such a requirement on us could be burdensome and costly to implement.

•

Title II of Dodd-Frank provides that a financial company may be subject to a special orderly liquidation process outside the federal bankruptcy code, administered by the FDIC as receiver, upon a determination (with the approval of the director of the Federal Insurance Office if – as is true with respect to Prudential Financial – the largest United States subsidiary is an insurer) that the company is in default or in danger of default and presents a systemic risk to U.S. financial stability. Were Prudential Financial subject to such a proceeding, its U.S. insurance subsidiaries would remain subject to rehabilitation and liquidation proceedings under state law, although the FDIC has discretion and authority to initiate resolution of an insurer under state law if its state insurance regulator has not filed the appropriate judicial action within 60 days of a systemic risk determination. However, Prudential Financial’s non-insurance U.S. subsidiaries engaged in financial activities would be subject to any special orderly liquidation process so commenced. We cannot predict how creditors of Prudential Financial or its insurance and non-insurance subsidiaries, including the holders of Prudential Financial debt, will evaluate this potential or whether it will impact our financing or hedging costs.

•

Dodd-Frank establishes the Bureau of Consumer Financial Protection (“CFPB”) as an independent agency within the FRB to regulate consumer financial products and services offered primarily for personal, family or household purposes, with rule-making and enforcement authority over unfair, deceptive or abusive practices. Insurance products and services are not within the CFPB’s general jurisdiction, and broker-dealers and investment advisers are not subject to the CFPB’s jurisdiction when acting in their registered capacity. Retirement service providers such as us could become subject to the CFPB’s jurisdiction, but only if the Department of Labor and the Department of the Treasury agree. Otherwise, Prudential Financial believes it offers a very limited number of products subject to CFPB regulation and the impact of Dodd-Frank on its operations in this regard should not be material; however, it is possible that the regulations promulgated by the CFPB will assert jurisdiction more expansively than we anticipate.

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

•

In March 2011, the SEC and other regulators published for comment proposed regulations, as required by Dodd-Frank, requiring the securitizer, and possibly the originator, of certain asset-backed securities to retain at least 5% of the credit risk of securities sold. Depending on how the final rule is implemented, these requirements may apply to certain activities of Prudential Financial’s retirement and investment management segments if they are treated as a securitizer or an originator.

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

Item 1A. Risk Factors

You should carefully consider the following risks. These risks could materially affect our business, results of operations or financial condition, or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our business described elsewhere in this Annual Report on Form 10-K.

The Company is indirectly owned by Prudential Financial. It is possible that we may need to rely on our parent company to meet our capital, liquidity and other needs in the future.

Market fluctuations and general economic, market and political conditions may adversely affect our business and profitability.

Our business and our results of operations were materially adversely affected by adverse conditions in the global financial markets and adverse economic conditions in recent years. Our business, results of operations and financial condition may be adversely affected, possibly materially, if these conditions persist or recur.

Uncertainty and concerns with respect to market, economic and financial conditions in Europe intensified in the latter part of 2011. These concerns have given rise to a perceived risk of default on the government securities of certain European countries, including, Greece, Ireland, Italy, Portugal and Spain, and fears of a contagion that could lead to the insolvency of, or defaults by, other countries as well as financial institutions with significant direct or indirect exposure to the government securities of affected countries. The credit ratings of most European countries have been downgraded by certain of the major rating agencies. Yields on the government securities of most European Union member states have been volatile. The European Union, the European Central Bank and the International Monetary Fund have implemented or proposed programs to address these conditions. We cannot predict with any certainty whether these programs will be successful or the effect that continuing adverse European market, economic and financial conditions or such programs may have on the future viability of the euro or the European Monetary Union. Adverse European market, economic and financial conditions have had, and are likely to continue to have, a negative impact on global economic activity and financial markets. These conditions, should they persist or worsen, could adversely affect our investment results, results of operations and financial position.

Even under relatively favorable market conditions, our insurance and annuities products, as well as our investment returns and our access to and cost of financing, are sensitive to fixed income, equity, real estate and other market fluctuations and general economic, market and political conditions. These fluctuations and conditions could adversely affect our results of operations, financial position and liquidity, including in the following respects:

•

The profitability of many of our insurance and annuity products depends in part on the value of the separate accounts supporting these products, which fluctuate substantially depending on the foregoing conditions.

•

A change in market conditions, including prolonged periods of high inflation, could cause a change in consumer sentiment and behavior adversely affecting persistency of our long-term savings and protection products. A prolonged period of low interest rates could cause persistency of these products to vary from that anticipated and adversely affect profitability (as further described below). Similarly, changing economic conditions and unfavorable public perception of financial institutions can influence customer behavior, including increasing claims or surrenders in certain product lines.

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

•

We have significant investment portfolios, including but not limited to corporate and asset-backed securities, equities and commercial real estate. Economic conditions as well as adverse capital market conditions, including a lack of buyers in the marketplace, volatility, credit spread changes, benchmark interest rate changes and declines in value of underlying collateral will impact the credit quality, liquidity and value of our investments, potentially resulting in higher capital charges and unrealized or realized losses, the latter especially if we were to need to sell a significant amount of investments under such conditions. For example, a widening of credit spreads increases the net unrealized loss position of our investment portfolio and may ultimately result in increased realized losses. Values of our investments can also be impacted by reductions in price transparency, changes in assumptions or inputs we use in estimating fair value and changes in investor confidence and preferences, potentially resulting in higher realized or unrealized losses. Volatility can make it difficult to value certain of our securities if trading becomes less frequent. Valuations may include assumptions or estimates that may have significant period to period changes which could have a material adverse effect on our results of operations or financial condition, and in certain cases under U.S. GAAP such period to period changes in the value of investments are not recognized in our results of operations or statements of financial position.

•

Opportunities for investment of available funds at appropriate returns may be limited, including due to the current low interest rate environment, a diminished securitization market, or other factors, with a possible negative impact on our overall results. The consequences of holding cash for long periods of time may necessitate increased purchase of derivatives for duration management purposes. The increased use of derivatives may increase the volatility of our U.S. GAAP results and our statutory capital.

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

Adverse capital market conditions have affected and may affect in the future the availability and cost of borrowed funds and could impact our ability to refinance existing borrowings, thereby ultimately impacting our profitability and ability to support or grow our businesses. We need liquidity to pay our operating expenses and interest on our debt and replace certain maturing debt obligations. Without sufficient liquidity we could be forced to curtail certain of our operations, and our business could suffer. The principal sources of our liquidity are insurance premiums, annuity considerations, cash flow from our investment portfolio, and fees from separate account assets. Sources of liquidity in normal markets also include debt instruments, including securities lending, repurchase agreements and commercial paper.

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

The Risk Based Capital, or RBC, ratio is a primary measure by which we and state insurance regulators evaluate our capital adequacy. We have managed the Company’s RBC ratio to a level consistent with its rating objectives; however, rating agencies take into account a variety of factors in assigning ratings in addition to RBC levels. RBC is determined by statutory rules that consider risks related to the type and quality of the invested assets, insurance-related risks associated with our products, interest rate risks and general business risks. The RBC ratio calculations are intended to assist insurance regulators in measuring the adequacy of our statutory capitalization. Our failure to meet applicable RBC requirements or minimum statutory capital and surplus requirements could subject us to further examination or corrective action by state insurance regulators. Our failure to maintain our RBC ratio at desired levels could also adversely impact our competitive position. In addition, RBC ratios may impact our credit and claims paying ratings.

Disruptions in the capital markets could adversely affect our ability to access sources of liquidity, as well as threaten to reduce our capital below a level that is consistent with our existing ratings objectives. Therefore, we may need to take actions, which may include but are not limited to: (1) undertake capital management activities, including reinsurance transactions; (2) undertake further asset sales or internal asset transfers; (3) seek temporary or permanent changes to regulatory rules; and (4) maintain greater levels of cash balances or for longer periods thereby reducing investment returns. Certain of these actions may require regulatory approval and/or agreement of counterparties which are outside of our control or have economic costs associated with them.

We have experienced and may experience additional downgrades in our financial strength or credit ratings. A downgrade or potential downgrade in our financial strength or credit ratings could increase the number or value of policies being surrendered, increase our borrowing costs and/or hurt our relationships with creditors or trading counterparties.

Financial strength ratings, which are sometimes referred to as “claims-paying” ratings, represent the opinions of rating agencies regarding the financial ability of an insurance company to meet its obligations under an insurance policy, and are important factors affecting public confidence in an insurer and its competitive position in marketing products. Credit ratings represent the opinions of rating agencies regarding an entity’s ability to repay its indebtedness. A downgrade in our financial strength or credit ratings could potentially, among other things, limit our ability to market products, reduce our competitiveness, increase the number or value of policy surrenders and withdrawals, increase our borrowing costs and potentially make it more difficult to borrow funds, adversely affect the availability of financial guarantees, such as letters of credit, cause additional collateral requirements or other required payments under certain agreements, allow our affiliated counterparty to terminate derivative agreements, and/or hurt our relationships with creditors, distributors or trading counterparties thereby potentially negatively affecting our profitability, liquidity and/or capital. In addition, we consider our own risk of non-performance in determining the fair value of our liabilities, including insurance liabilities that are classified as embedded derivatives under U.S. GAAP. Therefore, changes in our credit or financial strength ratings may affect the fair value of our liabilities.

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

Our insurance and annuity products and our investment returns are sensitive to interest rate fluctuations, and changes in interest rates could adversely affect our investment returns and results of operations, including in the following respects:

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

•

When interest rates rise, policy loans and surrenders and withdrawals of life insurance policies and annuity contracts may increase as policyholders seek to buy products with perceived higher returns, requiring us to sell investment assets potentially resulting in realized investment losses, or requiring us to accelerate the amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired (as defined below).

•

A decline in interest rates accompanied by unexpected prepayments of certain investments could result in reduced investments and a decline in our profitability. An increase in interest rates accompanied by unexpected extensions of certain lower yielding investments could result in a decline in our profitability.

•	Changes in interest rates coupled with accelerated client withdrawals for certain products can result in increased costs associated with our guarantees.

•	Changes in the relationship between long-term and short-term interest rates could adversely affect the profitability of some of our products.

•

Our mitigation efforts with respect to interest rate risk are primarily focused on maintaining an investment portfolio with diversified maturities that has a weighted average duration that is approximately equal to the duration of our estimated liability cash flow profile. However, our estimate of the liability cash flow profile may turn out to be inaccurate. In addition, there are practical and capital market limitations on our ability to accomplish this matching. Due to these and other factors we may need to liquidate investments prior to maturity at a loss in order to satisfy liabilities or be forced to reinvest funds in a lower rate environment. Although we take measures to manage the economic risks of investing in a changing interest rate environment, we may not be able to effectively mitigate, and we may sometimes choose based on economic considerations and other factors not to fully mitigate, the interest rate risk of our assets relative to our liabilities.

•

For certain of our products, a delay between the time we make changes in interest rate and other assumptions used for product pricing and the time we are able to reflect these assumptions in products available-for-sale could negatively impact the long-term profitability of products sold during the intervening period.

Recent periods have been characterized by low interest rates. A prolonged period during which interest rates remain at levels lower than those anticipated in our pricing may result in greater costs associated with certain of our product features which guarantee death benefits or income streams for stated periods or for life; higher costs for derivative instruments used to hedge certain of our product risks; or shortfalls in investment income on assets supporting policy obligations, each of which may require us to record charges to increase reserves. In addition to compressing spreads and reducing net investment income, such an environment may cause policies to remain in force for longer periods than we anticipated in our pricing, potentially resulting in greater claims costs than we expected and resulting in lower overall returns on business in force. Reflecting these impacts in recoverability and loss recognition testing under U.S. GAAP may require us to accelerate the amortization of deferred policy acquisition costs, or DAC, as well as to increase required reserves for future policyholder benefits. In addition, certain statutory capital and reserve requirements are based on formulas or models that consider interest rates, and a prolonged period of low interest rates may increase the statutory capital we are required to hold as well as the amount of assets we must maintain to support statutory reserves.

Guarantees within certain of our products that protect policyholders may decrease our earnings or increase the volatility of our results of operations or financial position under U.S. GAAP if our hedging or risk management strategies prove ineffective or insufficient.

Certain of our products, particularly our variable annuity products include guarantees of income streams for stated periods or for life. Downturns in equity markets, increased equity volatility, or (as discussed above) reduced interest rates could result in an increase in the valuation of liabilities associated with such products, resulting in increases in reserves and reductions in net income. We use a variety of affiliated reinsurance hedging and risk management strategies, including product features, to mitigate these risks in part. These strategies may, however, not be fully effective. We and our reinsurance affiliates may also choose not to fully hedge these risks. Hedging instruments may not effectively offset the costs of guarantees or may otherwise be insufficient in relation to our obligations. Hedging instruments also may not change in value correspondingly with associated liabilities due to equity market or interest rate conditions or other reasons. We and our reinsurance affiliate sometimes choose to hedge these risks on a basis that does not correspond to their anticipated or actual impact upon our results of operations or financial position under U.S. GAAP. For example, during the third quarter of 2010 we and our reinsurance affiliate began to hedge certain risks associated with variable annuity products on a basis that does not fully correspond to the associated U.S. GAAP liability. Changes from period to period in the valuation of these policy benefits, and in the amount of our obligations effectively hedged, will result in volatility in our results of operations and financial position under U.S. GAAP. Estimates and assumptions we make in connection with hedging activities may fail to reflect or correspond to our actual long-term exposure in respect of our guarantees. Further, the risk of increases in the costs of our guarantees not covered by our hedging and other capital and risk management strategies may become more significant due to changes in policyholder behavior driven by market conditions or other factors. The above factors, individually or collectively, may have a material adverse effect on our and our reinsurance affiliates results of operations, financial condition or liquidity.

Losses due to defaults by others, including issuers of investment securities or reinsurance, bond insurers and our derivative instrument counterparty, downgrades in the ratings of securities we hold or of bond insurers, insolvencies of insurers in jurisdictions where we write business and other factors affecting our counterparties or the value of their securities could adversely affect the value of our investments, the realization of amounts contractually owed to us, result in assessments or additional statutory capital requirements or reduce our profitability or sources of liquidity.

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

In addition, we and our reinsurance affiliate use derivative instruments to hedge various risks, including certain guaranteed minimum benefits contained in many of our variable annuity products. We and our reinsurance affiliate enter into a variety of derivative instruments, including options, forwards, interest rate, credit default and currency swaps with an affiliate. Amounts that we expect to collect under current and future contracts, including, but not limited to reinsurance contracts, are subject to counterparty risk. Our obligations under our products are not changed by our hedging activities and we are liable for our obligations even if these derivative counterparties, including reinsurers, do not pay us. This is a more pronounced risk to us in view of the recent stresses suffered by financial institutions. Such defaults could have a material adverse effect on our financial condition and results of operations.

Under state insurance guaranty association laws, we are subject to assessments, based on the share of business we write in the relevant jurisdiction, for certain obligations of insolvent insurance companies to policyholders and claimants.

Our profitability may decline if mortality rates, morbidity rates or persistency rates differ significantly from our pricing expectations.

We set prices for many of our insurance and annuity products based upon expected claims and payment patterns, using assumptions for mortality (including longevity) rates, or likelihood of death, and morbidity rates, or likelihood of sickness or disability, of our policyholders. In addition to the potential effect of natural or man-made disasters, significant changes in mortality or morbidity could emerge gradually over time, due to changes in the natural environment, the health habits of the insured population, treatment patterns and technologies for disease or disability, the economic environment, or other factors. Pricing of our insurance and deferred annuity products are also based in part upon expected persistency of these products, which is the probability that a policy or contract will remain in force from one period to the next. Persistency may be significantly impacted by the value of guaranteed minimum benefits contained in many of our variable annuity products being higher than current account values in light of poor equity market performance or extended periods of low interest rates as well as other factors. Persistency could be adversely affected generally by developments affecting client perception of us, including perceptions arising from adverse publicity. Many of our products also provide our customers with wide flexibility with respect to the amount and timing of premium deposits and/or the amount and timing of withdrawals from the policy’s value. Results may vary based on differences between actual and expected premium deposits and withdrawals for these products especially if these product features are relatively new to the marketplace. The development of a secondary market for life insurance, including life settlements or “viaticals” and investor owned life insurance, and third-party investor strategies in the annuities business, could adversely affect the profitability of existing business and our pricing assumptions for new business. Significant deviations in actual experience from our pricing assumptions could have an adverse effect on the profitability of our products. Although some of our products permit us to increase premiums or adjust other charges and credits during the life of the policy or contract, the adjustments permitted under the terms of the policies or contracts may not be sufficient to maintain profitability or may cause policyholders to lapse. Many of our products do not permit us to increase premiums or adjust other charges and credits or limit those adjustments during the life of the policy or contract. Even if permitted under the policy or contract, we may not be able or willing to raise premiums or adjust other charges sufficiently, or at all, for regulatory or competitive reasons.

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

We may be required to accelerate the amortization of deferred policy acquisition costs, or DAC, deferred sales inducements, or DSI, or value of business acquired, or VOBA, or be required to establish a valuation allowance against deferred income tax assets, either of which could adversely affect our results of operations and financial condition.

Deferred policy acquisition costs, or DAC, represent the costs that vary with and are related primarily to the acquisition of new and renewal insurance and annuity contracts, and we amortize these costs over the expected lives of the contracts. Deferred sales inducements, or DSI, represent amounts that are credited to a policyholder’s account balance as an inducement to purchase the contract, and we amortize these costs over the expected lives of the contracts. Value of business acquired, or VOBA, represents the present value of future profits embedded in acquired annuity-type contracts and is amortized over the expected effective lives of the acquired contracts. Management, on an ongoing basis, tests the DAC, DSI and VOBA recorded on our balance sheet to determine if these amounts are recoverable under current assumptions. In addition, we regularly review the estimates and assumptions underlying DAC, DSI and VOBA for those products for which we amortize DAC, DSI and VOBA in proportion to gross profits or gross margins. Given changes in facts and circumstances, these tests and reviews could lead to reductions in DAC, DSI and VOBA that could have an adverse effect on the results of our operations and our financial condition. Significant or sustained equity market declines as well as investment losses could result in acceleration of amortization of the DAC, DSI and VOBA related to variable annuity and variable life contracts, resulting in a charge to income. As discussed earlier, the amortization of DAC, DSI and VOBA is also sensitive to changes in interest rates.

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

Insurance regulators have implemented significant changes in the way in which industry participants must determine statutory reserves and statutory capital, particularly for products with embedded options and guarantees such as variable annuities, and are considering further potentially significant changes in these requirements. The timing and the effect of these changes are still uncertain.

Currently, there are several proposals to amend state insurance holding company laws to increase the scope of the regulation of insurance holding companies (such as Prudential Financial). These proposals include imposing standards for insurer corporate governance, risk management, group-wide supervision of insurance holding companies, adjustments to risk-based capital calculations to account for group-wide risks, and additional regulatory and disclosure requirements for insurance holding companies. In addition, state insurance regulators have focused attention on U.S. insurance solvency regulation pursuant to the NAIC’s “Solvency Modernization Initiative”, including regulatory review of companies’ risk management practices and analyses. At this time, we cannot predict with any degree of certainty what additional capital requirements, compliance costs or other burdens these requirements may impose on Prudential Financial or its subsidiaries.

Compliance with applicable laws and regulations is time consuming and personnel-intensive, and changes in these laws and regulations may materially increase our direct and indirect compliance and other expenses of doing business, thus having a material adverse effect on our financial condition or results of operations.

The enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act will subject the Company, our parent and our affiliates, to substantial additional federal regulation and we cannot predict the effect on our business, results of operations, cash flows or financial condition.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), which effects comprehensive changes to the regulation of financial services in the United States and will subject the Company, our parent and our affiliates to substantial additional federal regulation. Dodd-Frank directs existing and newly-created government agencies and bodies to promulgate regulations implementing the law, a process that is underway and expected to continue over the next few years. We cannot predict with any certainty the requirements of the regulations not yet adopted or how Dodd-Frank and such regulations will affect the financial markets generally, impact our business, credit or financial strength ratings, results of operations, cash flows or financial condition or advise or require us, Prudential Financial or other affiliates to hold or raise additional capital. Key aspects we have identified to date of Dodd-Frank’s potential impact on the Company, our parent and our affiliates include:

•

If designated by the newly established Financial Stability Oversight Council (“Council”) as a systemically significant company, Prudential Financial would become subject to stricter prudential standards, including stricter requirements and limitations relating to risk-based capital, leverage, liquidity and credit exposure, as well as overall risk management requirements, management interlock prohibitions and a requirement to maintain a plan for rapid and orderly dissolution in the event of severe financial distress. Failure to meet defined measures of financial condition could result in substantial restrictions on Prudential Financial’s business and capital distributions. Prudential Financial would also become subject to stress tests to be promulgated by the Board of Governors of the Federal Reserve System (“FRB”) which could cause us to alter our business practices or affect the perceptions of regulators, rating agencies, customers, counterparties or investors of our financial strength. We cannot predict whether Prudential Financial or a subsidiary will be designated as a systemically significant company.

•

Until Prudential Financial’s intended deregistration as a savings and loan holding company in 2012 is effective, Prudential Financial is also subject as a savings and loan holding company to regulation by the FRB, which has authority, among other powers, to impose capital requirements on Prudential Financial as well as stress testing.

•

The Council could recommend new or heightened standards and safeguards for activities or practices Prudential Financial and other financial services companies engage in. We cannot predict whether any such recommendations will be made or their effect on the business, results of operations, cash flows or financial condition of Prudential Financial and its subsidiaries (including the Company).

•

Absent Prudential Financial’s intended conversion of its federal thrift to a trust only operation, we would become subject to the “Volcker Rule” provisions of Dodd-Frank prohibiting, subject to the rule’s exceptions, “proprietary trading” and the sponsorship of, and investment in, funds (referred to in Dodd-Frank as hedge funds or private equity funds) that rely on certain exemptions from the Investment Company Act of 1940, as amended (collectively, “covered funds”). Absent Prudential Financial’s conversion to a trust-only bank, proposed regulations would require Prudential Financial and its subsidiaries (including the Company) to dispose of covered fund investments, significantly alter our business practices in these operations and/or diminish the attractiveness of our covered fund products to clients. In addition, actions taken by other financial entities in response to the Volcker Rule could potentially negatively affect the market for, returns from or liquidity of our investments in covered funds affiliated with such other financial entities.

•

Dodd-Frank creates a new framework for regulation of the over-the-counter (“OTC”) derivatives markets which could impact various activities of Prudential Global Funding (“PGF”), Prudential Financial and its insurance subsidiaries (including the Company), which use derivatives for various purposes (including hedging interest rate, and equity market exposures). Final regulations adopted could substantially increase the cost of hedging and related operations, affect the profitability of our products or their attractiveness to our clients or cause us to alter our hedging strategy or implementation thereof or increase and/or change the composition of the risks we do not hedge.

•

Dodd-Frank establishes a Federal Insurance Office within the Department of the Treasury which performs various functions with respect to insurance and is required to conduct a study on how to modernize and improve the system of insurance regulation in the United States, including by increased national uniformity through either a federal charter or effective action by the states.

•

Until deregistration as a savings and loan holding company is effective, and thereafter if Prudential Financial is designated as a systemically significant company, the FRB could require Prudential Financial to legally separate its financial and non-financial activities. While Prudential Financial’s non-financial activities are minor, the imposition of such a requirement on us could be burdensome and costly to implement.

•

Title II of Dodd-Frank provides that a financial company such as Prudential Financial may be subject to a special orderly liquidation process outside the federal bankruptcy code, administered by the FDIC as receiver, upon a determination that the company is in default or in danger of default and presents a systemic risk to U.S. financial stability. We cannot predict how creditors of Prudential Financial or its insurance and non-insurance subsidiaries including the holders of Prudential Financial debt will evaluate this potential or whether it will impact our financing or hedging costs.

•	Dodd-Frank includes various securities law reforms that may affect our business practices and the liabilities and/or exposures associated therewith.

•	Dodd-Frank will and could impose various assessments on us, which we are unable to estimate at this time.

Changes in accounting requirements could negatively impact our reported results of operations and our reported financial position.

Accounting standards are continuously evolving and subject to change. For example, the SEC is considering requiring companies like Prudential Financial to report financial results in accordance with International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board rather than U.S. GAAP. Regardless of whether the SEC requires IFRS, U.S. GAAP may undergo extensive changes as a result of current standard setting initiatives of the Financial Accounting Standards Board. These and other changes in accounting standards may impose special demands on issuers in areas such as corporate governance, internal controls and disclosure. Changes in accounting standards, or their interpretation, may negatively affect our reported results of operations and our reported financial condition.

Changes in U.S. federal, state or income tax laws could make some of our products less attractive to consumers and increase our tax costs.

There is uncertainty regarding U.S. taxes both for individuals and corporations in light of the fact that many tax provisions recently enacted or extended began to sunset at the end of 2011. In addition, the recommendations made by the President’s bipartisan National Commission on Fiscal Responsibility and Reform and other deficit reduction panels suggest the need to reform the U.S. Tax Code. Congress has held a number of hearings devoted to tax reform. Some of those hearings have discussed lowering the tax rates and broadening the base by reducing or eliminating certain tax expenditures. Reducing or eliminating certain tax expenditures could make our products less attractive to customers. It is unclear whether or when Congress may take up overall tax reform and what would be the impact of reform on the Company and its products.

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

Current U.S. federal income tax laws generally permit certain holders to defer taxation on the build-up of value of annuities and life insurance products until payments are actually made to the policyholder or other beneficiary and to exclude from taxation the death benefit paid under a life insurance contract. Congress from time to time considers legislation that could make our products less attractive to consumers, including legislation that would reduce or eliminate the benefit of this deferral on some annuities and insurance products, such as a reduction in income tax rates. Other legislative changes such as changes to the estate tax, also could reduce or eliminate the attractiveness of annuities and life insurance products to consumers.

For example, the estate tax was completely eliminated for the year 2010; however, certain carryover basis rules applied for property acquired from decedent’s dying in that year. The estate tax has been reinstated through 2012 with a $5 million individual exemption, a 35% maximum rate and step-up in basis rules. Estates of decedents who died in 2010 can choose between the rules that were in effect in 2010 or the new rules. On February 13, 2012, the Obama Administration released the “General Explanations of the Administration’s Revenue Proposals,” or Revenue Proposals. The Revenue Proposals include a provision that would make permanent a $3.5 million individual exemption and a 45% maximum estate tax rate. It is unclear what Congress will do after 2012. This uncertainty makes estate planning difficult and may impact sales of our products.

Congress, as well as state and local governments, also considers from time to time legislation that could increase the amount of corporate taxes we pay.

The U.S. Treasury Department and the Internal Revenue Service have indicated that they intend to address through guidance the methodology to be followed in determining the dividends received deduction, or DRD, related to variable life insurance and annuity contracts. The DRD reduces the amount of dividend income subject to tax and is a significant component of the difference between our actual tax expense and the expected tax amount determined using the federal statutory tax rate of 35%. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through guidance or legislation, could increase our actual tax expense and reduce our net income.

The Revenue Proposals include proposals which, if enacted, would affect the taxation of life insurance companies and certain life insurance products. The proposals would also change the method used to determine the amount of dividend income received by a life insurance company on assets held in separate accounts used to support products, including variable life insurance and variable annuity contracts that are eligible for the DRD. If proposals of this type were enacted, the Company’s actual tax expense could increase, thereby reducing earnings.

The products we sell have different tax characteristics, in some cases generating tax deductions. The level of profitability of certain of our products is significantly dependent on these characteristics and our ability to continue to generate taxable income, which is taken into consideration when pricing products and is a component of our capital management strategies. Accordingly, changes in tax law, our ability to generate taxable income, or other factors impacting the availability or value of the tax characteristics generated by our products, could impact product pricing and returns or require us to reduce our sales of these products or implement other actions that could be disruptive to our businesses. In addition, the adoption of “principles based” approaches for statutory reserves may lead to significant changes to the way tax reserves are determined and thus reduce future tax deductions.

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

The occurrence of natural or man-made disasters could adversely affect our operations, results of operations and financial condition.

The occurrence of natural disasters, including hurricanes, floods, earthquakes, tsunamis, tornadoes, fires, explosions, pandemic disease and man-made disasters, including acts of terrorism and military actions, could adversely affect our operations, results of operations or financial condition, including in the following respects:

•

Catastrophic loss of life due to natural or man-made disasters could cause us to pay benefits at higher levels and/or materially earlier than anticipated and could lead to unexpected changes in persistency rates.

•

A natural or man-made disaster could result in disruptions in our operations, losses in our investment portfolio or the failure of our counterparties to perform, or cause significant volatility in global financial markets.

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

Climate change, and its regulation, may affect the prospects of companies and other entities whose securities we hold and other counterparties, including reinsurers, and affect the value of investments, including real estate investments we hold. Our current evaluation is that the near term effects of climate change and climate change regulation on the Company are not material, but we cannot predict the long term impacts on us from climate change or its regulation.

Our risk management policies and procedures may leave us exposed to unidentified or unanticipated risk, which could adversely affect our business or result in losses.

Our policies, procedures and controls to monitor and manage risks, including hedging programs through which we and our affiliates utilize derivative financial instruments, may not be fully effective in achieving their purposes and may leave us exposed to unidentified and unanticipated risks. The Company and the reinsurance affiliate use models in its hedging programs and many other aspects of its operations, including but not limited to the estimation of actuarial reserves, the amortization of deferred acquisition costs and the value of business acquired, and the valuation of certain other assets and liabilities. These models rely on assumptions and projections that are inherently uncertain. Management of operational, legal and regulatory risks requires, among other things, policies, procedures and controls to record properly and verify a large number of transactions and events, and these policies, procedures and controls may not be fully effective.

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

Despite our implementation of a variety of security measures, our information technology and other systems could be subject to physical or electronic break-ins, unauthorized tampering or other security breaches, resulting in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to customers or in the misappropriation of our intellectual property or proprietary information.

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

Item 3. Legal Proceedings

We are subject to legal and regulatory actions in the ordinary course of our business. Our pending legal and regulatory actions include proceedings specific to the Company and proceedings generally applicable to business practices in the industry in which we operate. We may be subject to class action lawsuits and other litigation alleging, among other things, that we made improper or inadequate disclosures in connection with the sale of assets and annuity and investment products or charged excessive or impermissible fees on these products, recommended unsuitable products to customers, mishandled customer accounts or breached fiduciary duties to customers. We are also subject to litigation arising out of our general business activities, such as our investments contracts, and could be exposed to claims or litigation concerning certain business or process patents. Regulatory authorities from time to time make inquiries and conduct investigations and examinations relating particularly to us and our products. In addition, we, along with other participants in the business in which we engage, may be subject from time to time to investigations, examinations and inquiries, in some cases industry-wide, concerning issues or matters upon which such regulators have determined to focus. In some of our pending legal and regulatory actions, parties are seeking large and/or indeterminate amounts, including punitive or exemplary damages. The outcome of a litigation or regulatory matter, and the amount or range of potential loss at any particular time, is often inherently uncertain.

Material pending litigation and regulatory matters affecting us, and certain risks to our business presented by such matters, are discussed within Note 12 to the Financial Statements included in this Annual Report on Form 10-K, under “– Litigation and Regulatory Matters.”

Our litigation and regulatory matters are subject to many uncertainties, and given their complexity and scope, their outcome cannot be predicted. It is possible that our results of operations or cash flow in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation or regulatory matters depending, in part, upon the results of operations or cash flow for such period. In light of the unpredictability of the Company’s litigation and regulatory matters, it is also possible that in certain cases an ultimate unfavorable resolution of one or more pending litigation or regulatory matters could have a material adverse effect on our financial position. Management believes, however, that based on information currently known to it, the ultimate outcome of all pending litigation and regulatory matters, after consideration of applicable reserves and rights to indemnification, is not likely to have a material adverse effect on our financial position. See Note 12 to Financial Statements included herein for additional discussion of our litigation and regulatory matters and audits and inquiries concerning the Company’s handling of unclaimed property.

Item 4. Mine Safety Disclosures

Not Applicable

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company is a wholly owned subsidiary of PAI. There is no public market for the Company’s common stock.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations, or “MD&A”, is omitted pursuant to General Instruction I(2)(a) of Form 10-K. The management narrative for Prudential Annuities Life Assurance Corporation (“PALAC”), that follows should be read in conjunction with the Forward-Looking Statements included below the Table of Contents, “Risk Factors”, and the Financial Statements and related notes included in this Annual Report on Form 10-K.

Management’s narrative addresses the financial condition of PALAC, formerly known as American Skandia Life Assurance Corporation as of December 31, 2011, compared with December 31, 2010, and its results of operations for the years ended December 31, 2011 and 2010.

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

Revenues and Expenses

The Company earns revenues from policy charges, fee income and asset administration fees calculated on the average separate account fund balances. The Company’s operating expenses principally consist of insurance benefits provided, general business expenses, commissions and other costs of selling and servicing the various products it sold.

Profitability

The Company’s profitability depends principally on its ability to manage risk on insurance and annuity products, to attract and retain customer assets, and to manage expenses. Specific drivers of our profitability include:

•	our mortality and morbidity experience on annuity products;

•

our actual policyholder behavior experience, including persistency, and benefit utilization and withdrawal rates for our variable annuity contracts, which could deviate significantly from our pricing assumptions;

•	our persistency experience, which affects our ability to recover the cost of acquiring new business over the lives of the contracts;

•	our cost of administering insurance contracts and providing asset management products and services;

•	our ability to manage and control our operating expenses, including overhead expenses;

•	our returns on invested assets, including the impact of credit losses, net of the amounts we credit to policyholders’ accounts;

•	our assumptions with respect to rates of return;

•	the amount of our separate account assets and changes in their fair value, which affect the amount of fee income we receive;

•

our ability to generate favorable investment results through asset/liability management and strategic and tactical asset allocation; and where available and appropriate, our ability to take timely crediting rate actions to maintain investment spread margins;

•	our credit and financial strength ratings;

•	our ability to effectively utilize our tax capacity; and

•	our reinsurance affiliates’ ability to manage risk and exposures, including the degree to which, and the effectiveness of, hedging these risks and exposures.

In addition, factors such as credit and market conditions, regulation, interest rates, taxes, market fluctuations and general economic, market and political conditions affect the Company’s profitability.

See “Risk Factors” for a discussion of risks that have materially affected and may affect in the future the Company’s business, results of operations or financial condition, or cause the Company’s actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company.

Application of Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or U.S GAAP, requires the application of accounting policies that often involve a significant degree of judgment. Management, on an ongoing basis, reviews estimates and assumptions used in the preparation of financial statements. If management determines that modifications in assumptions and estimates are appropriate given current facts and circumstances, results of operations and financial position as reported in the Financial Statements could change significantly.

The following sections discuss the accounting policies applied in preparing our Financial Statements that management believes are most dependent on the application of estimates and assumptions and require management’s most difficult, subjective, or complex judgments.

Deferred Policy Acquisition and Other Costs

We capitalize costs that vary with and are related primarily to the acquisition of new and renewal annuity contracts. These costs primarily include commissions, costs of policy issuance and underwriting, and variable field office expenses that are incurred in producing new business. See Note 2 to our Financial Statements for a discussion of the new authoritative guidance adopted effective January 1, 2012, regarding which costs relating to the acquisition of new or renewal contracts qualify for deferral. We also defer costs associated with sales inducements related to our variable and fixed annuity contracts. Sales inducements are amounts that are credited to the policyholder’s account balance as an inducement to purchase the contract. For additional information about sales inducements, see Note 6 to the Financial Statements. We amortize these deferred policy acquisition costs, or DAC, and deferred sales inducements, or DSI, over the expected lives of the contracts, based on our estimates of the level and timing of gross profits. As described in more detail below, in calculating DAC and DSI amortization we are required to make assumptions about investment returns, mortality, persistency, and other items that impact our estimates of the level and timing of gross profits. As of December 31, 2011, DAC and DSI were $757.2 million and $445.8 million, respectively.

Amortization methodologies

DAC and DSI are amortized over the expected life of the policy in proportion to total gross profits. DAC and DSI are also subject to recoverability testing which we perform at the end of each reporting period to ensure that each balance does not exceed the present value of estimated gross profits. In calculating gross profits, we consider mortality, persistency, and other elements as well as rates of return on investments associated with these contracts and the cost related to our guaranteed minimum death and guaranteed minimum income benefits. In addition, in calculating gross profits, we include the profits and losses related to contracts issued by the Company that are reported in affiliated legal entities other than the Company as a result of, for example, reinsurance agreements with those affiliated entities. The Company is an indirect subsidiary of Prudential Financial (an SEC registrant) and has extensive transactions and relationships with other subsidiaries of Prudential Financial, including reinsurance agreements, as discussed in Note 13 to the Financial Statements. Incorporating all product-related profits and losses in gross profits, including those that are reported in affiliated legal entities, produces a DAC amortization pattern representative of the total economics of the products. For a further discussion of the amortization of DAC and DSI, see “– Results of Operations.”

Total gross profits include both actual experience and estimates of gross profits for future periods. We regularly evaluate and adjust the related DAC and DSI balances with a corresponding charge or credit to current period earnings for the effects of our actual gross profits and changes in our assumptions regarding estimated future gross profits. Adjustments to the DAC and DSI balances include the impact to our estimate of total gross profits of the annual review of assumptions, our quarterly adjustments for current period experience, and our quarterly adjustments for market performance. Each of these adjustments is further discussed below in “Annual assumptions review and quarterly adjustments.”

In addition to the gross profit components mentioned above, we also include the impact of the embedded derivatives associated with certain of the optional living benefit features of our variable annuity contracts and related hedging activities in actual gross profits used as the basis for calculating current period amortization, including any impacts that are recorded in the reinsurance affiliate. Prior to the third quarter of 2010, we also included the impact of these embedded derivatives and related hedging activities, excluding the impact of the market-perceived risk of the non-performance of the Company’s reinsurance affiliate, in our estimate of total gross profits used to determine the DAC and DSI amortization rates. In the third quarter of 2010, the hedging strategy of the Company and our reinsurance affiliate was revised, which resulted in a change in how certain gross profit components are used to determine the DAC and DSI amortization rates.

Prior to the third quarter of 2010 the hedging strategy sought to generally match the sensitivities of the embedded derivative liability as defined by U.S GAAP, excluding the impact of the market-perceived risk of the non-performance of the reinsurance affiliate, with capital market derivatives. Under the current hedging strategy, the hedge target continues to be grounded in a U.S. GAAP/capital markets valuation framework but incorporates two modifications to the GAAP valuation assumptions. A credit spread is added to the U.S. GAAP risk-free rate of return assumption used to estimate future growth of bond investments in the customer separate account funds to account for the fact that the underlying customer separate account funds which support these living benefits are invested in assets that contain risk. The volatility assumption is also adjusted to remove certain risk margins embedded in the valuation technique used to determine the fair value of the embedded derivative liability under U.S. GAAP, the Company and reinsurance affiliate believe the increase in the liability driven by these margins is temporary and does not reflect the economic value of the liability. For further discussion on the change in the hedging strategy refer to “Item 1. Business – Products.”

As mentioned above, this change in the hedging strategy also led to a change in the components included in our estimate of total gross profits used to determine the DAC and DSI amortization rates. Beginning in the third quarter of 2010, management’s best estimate of the total gross profits associated with these optional living benefit features and related hedge positions is based on the updated hedge target definition as described above. However, total gross profits for these purposes includes the difference between the change in the value of the hedge target liability and the change in the asset value only to the extent this net amount is determined by management to be other-than-temporary, as well as the impact of assumption updates on the valuation of the hedge target liability. The determination of whether the difference between the change in the value of the hedge target liability and the change in the asset value is other-than-temporary is based on an evaluation of the effectiveness of the hedge program. Management generally expects differences between the change in the value of the hedge target liability and the change in the asset value to be temporary and to reverse over time. Such differences would not be included in total gross profits for purposes of determining the amortization rates. However, based on the effectiveness of the hedge program, management may determine that the difference between the change in the value of the hedge target liability and the change in the asset value is other-than-temporary and would include that amount in our best estimate of total gross profits for setting the DAC and DSI amortization rates.

Management may also decide to temporarily hedge to an amount that differs from the hedge target definition, given overall capital considerations of our ultimate parent Company, Prudential Financial and its subsidiaries, and prevailing market conditions. The impact from temporarily hedging to an amount that differs from the hedge target definition, as well as the results of the capital hedge program we began in the second quarter of 2009 and modified in 2010, are not considered in calculating total gross profits used to determine amortization rates nor included in actual gross profits used in calculating current period amortization as these items are related to capital considerations and are not directly related to product profits.

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

The quarterly adjustments for market performance referred to above reflect the impact of changes to our estimate of total gross profits to reflect actual fund performance. A significant portion of gross profits for our variable annuity contracts are dependent upon the total rate of return on assets held in separate account investment options. This rate of return influences the fees we earn, costs we incur associated with the guaranteed minimum death and guaranteed minimum income benefit features related to our variable annuity contracts, as well as other sources of profit. Returns that are higher than our expectations for a given period produce higher than expected account balances, which increase the fees we earn and decrease the costs we incur associated with the guaranteed minimum death and guaranteed minimum income benefit features related to our variable annuity contracts. The impact of increased fees results in higher expected future gross profits and lower DAC and DSI amortization for the period. The opposite occurs when returns are lower than our expectations. The changes in future expected gross profits are used to recognize a cumulative adjustment to all prior periods’ amortization.

The near-term future rate of return assumptions used in evaluating DAC and DSI are derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider actual returns over a period of time and initially adjust future projected returns over the next four years (the “near-term”) so that the assets are projected to grow at the long-term expected rate of return for the entire period. Unless there is a sustained interim deviation, our long-term expected rate of return assumptions are generally not impacted by short-term market fluctuations. If the near-term projected future rate of return is greater than our near-term maximum future rate of return, we use our maximum future rate of return. The following table sets forth the weighted average rate of return on fixed income investments as of December 31, 2011.

Variable
Annuities
Long-term equity expected rate of return	9.3%
Fixed income expected rate of return(1)	4.3%
Long-term blended expected rate of return	7.3%

Near-term maximum equity future rate of return	13.0%
Fixed income future rate of return(1)	4.3%
Blended future rate of return	9.6%

Near-term reversion blended future rate of return(2)	7.8%

(1)	Fixed income expected rate of return for our variable annuities business is a levelized rate, blending current rates and long-term expected returns. Fixed income expected rate of return for our variable life insurance business is the long-term expected return, as a blend does not materially affect results due to the long duration of the liability.
(2)	Blend is based on the long-term expected distribution of funds between equity and fixed income funds.

We update the rates of return and our estimate of total gross profits each quarter to reflect the result of the reversion to the mean approach. These market performance related adjustments to our estimate of total gross profits result in cumulative adjustments to prior amortization, reflecting the application of the new required rate of amortization to all prior periods’ gross profits. The new required rate of amortization is also applied prospectively to future gross profits in calculating amortization in future periods

Sensitivity

For variable annuity contracts, DAC and DSI are sensitive to changes in our future rate of return assumptions due primarily to the significant portion of gross profits that is dependent upon the total rate of return on assets held in separate account investment options, and the shorter average life of the contracts.

The following table provides a demonstration of the sensitivity of each of these balances relative to our future rate of return assumptions by quantifying the adjustments to each balance that would be required assuming both an increase and decrease in our future rate of return by 100 basis points. The sensitivity includes an increase and decrease of 100 basis points to both the near-term future rate of return assumptions used over the next four years, and the long-term expected rate of return used thereafter. While the information below is for illustrative purposes only and does not reflect our expectations regarding future rate of return assumptions, it is a near-term, reasonably likely hypothetical change that illustrates the potential impact of such a change. This information considers only the direct effect of changes in our future rate of return on the DAC and DSI balances and not changes in any other assumptions such as persistency, mortality, or expenses included in our evaluation of DAC and DSI. Further, this information does not reflect changes in reserves, such as the reserves for the guaranteed minimum death and optional living benefit features of our variable annuity products, or the impact that changes in such reserves may have on the DAC and DSI balance.

	December 31, 2011
	Increase/(Reduction) in DAC (1)	Increase/(Reduction) in DSI
	(in millions)

Increase in future rate of return by 100 basis points	$32	$17
Decrease in future rate of return by 100 basis points	$(33)	$(17)

(1)	The sensitivity balances reflected in the table are based on DAC accounting guidance as of December 31, 2011. As noted previously, new authoritative guidance was adopted effective January 1, 2012, which will reduce our DAC balances and corresponding sensitivities.

See “Results of Operations” for a discussion of the impact of DAC and DSI amortization.

Value of Business Acquired

In addition to DAC and DSI, we also recognize an asset for value of business acquired or VOBA. VOBA includes an explicit adjustment to reflect the cost of capital attributable to the acquired insurance contracts, and represents an adjustment to the stated value of inforce insurance contract liabilities to present them at fair value, determined as of the acquisition date. As of December 31, 2011, VOBA was $29.0 million. VOBA is amortized over the effective life of the acquired contracts. For additional information about VOBA including its bases for amortization, see Note 5 of the Financial Statements. VOBA is also subject to recoverability testing at the end of each reporting period to ensure that balance does not exceed the present value of anticipated gross profits.

Valuation of Investments, Including Derivatives, and the Recognition of Other-than-Temporary Impairments

Our investment portfolio consists of public and private fixed maturity securities, commercial mortgage and other loans, equity securities, other invested assets and derivative financial instruments. Derivatives are financial instruments whose values are derived from interest rates, foreign currency exchange rates, financial indices or the values of securities. Derivative financial instruments we generally use include swaps, and options. We are also party to financial instruments that contain derivative instruments that are “embedded” in the financial instruments. Management believes the following accounting policies related to investments, including derivatives, are most dependent on the application of estimates and assumptions. Each of these policies is discussed further within other relevant disclosures related to the investments and derivatives, as referenced below.

•	Valuation of investments, including derivatives

•	Recognition of other-than-temporary impairments

•	Determination of the valuation allowance for losses on commercial mortgage and other loans

We present our investments classified as available-for-sale, including fixed maturity and equity securities, our investments classified as trading, our derivatives, and our embedded derivatives at fair value in the Statements of Financial Position. For additional information regarding the key estimates and assumptions surrounding the determination of fair value of fixed maturity and equity securities, as well as derivative instruments, embedded derivatives and other investments, see Note 10 to the Financial Statements.

For our investments classified as available-for-sale, the impact of changes in fair value is recorded as an unrealized gain or loss in “Accumulated other comprehensive income (loss), net,” a separate component of equity. For our investments classified as trading, the impact of changes in fair value is recorded within “Asset administration fees and other income.” In addition, investments classified as available-for-sale are subject to impairment reviews to identify when a decline in value is other-than-temporary. For a discussion of our policies regarding other-than-temporary declines in investment value and the related methodology for recording other-than-temporary impairments of fixed maturity and equity securities, see Note 2 to the Financial Statements.

Commercial mortgage and other loans are carried primarily at unpaid principal balances, net of unamortized deferred loan origination fees and expenses and unamortized premiums or discounts and a valuation allowance for losses. For a discussion of our policies regarding the valuation allowance for commercial mortgage and other loans see Note 2 to the Financial Statements.

Future Policy Benefit Reserves

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

In establishing reserves for guaranteed minimum death (“GMDBs”) and guaranteed minimum income (“GMIB”) benefits related to variable annuity contracts, we must make estimates and assumptions about the timing of annuitization, contract lapses and contractholder mortality, as well as interest rates and equity market returns. Assumptions relating to contractholder behavior, such as the timing of annuitization and contract lapses, are based on our experience by contract group, and vary by product type and year of issuance. Our dynamic lapse rate assumption applies a different lapse rate on a contract by contract basis based on a comparison of the GMDB or GMIB and the current policyholder account value as well as other factors such as the applicability of any surrender charges. In-the-money contracts are those with a GMDB or GMIB in excess of the current policyholder account value. Since in-the-money contracts are less likely to lapse, we apply a lower lapse rate assumption to these contracts. As an example, the lapse rate assumptions for contracts that are not in-the-money and out of their surrender charge period average between 7% and 15% per year, and the lapse rate assumptions for contracts that are in-the-money and out of their surrender charge period average between 0% and 15% per year. Mortality assumptions are generally based on our historical experience or standard industry tables, and also vary by contract group. Unless a material change in contractholder behavior or mortality experience that we feel is indicative of a long term trend is observed in an interim period, we generally update assumptions related to contractholder behavior and mortality in the third quarter of each year by considering the actual results that have occurred during the period from the most recent update to the expected amounts. Over the last several years, the Company’s most significant assumption updates that have resulted in changes to our reserves for GMDBs and GMIBs have been related to lapse experience and other contractholder behavior assumptions and revisions to expected future rates of returns on investments. The Company expects these assumptions to be the ones most likely to cause significant changes in the future. Changes in these assumptions can be offsetting and can also impact our DAC and other balances as discussed above. Generally, we do not expect our actual mortality trends to change significantly in the short-term, and to the extent these trends may change we expect such changes to be gradual over the long-term.

The future rate of return assumptions used in establishing reserves for GMDBs and GMIBs related to variable annuity contracts are derived using a reversion to the mean approach, a common industry practice. For additional information regarding our future expected rate of return assumptions and our reversion to the mean approach see, “ – Deferred Policy Acquisition and Other Costs.” The following table provides a demonstration of the sensitivity of the reserves for GMDBs and GMIBs related to variable annuity contracts relative to our future rate of return assumptions by quantifying the adjustments to these reserves that would be required assuming both a 100 basis point increase and decrease in our future rate of return. The sensitivity includes an increase and decrease of 100 basis points to both the near-term future rate of return assumptions used over the next four years, and the long-term expected rate of return used thereafter. While the information below is for illustrative purposes only and does not reflect our expectations regarding future rate of return assumptions, it is a near-term, reasonably likely change that illustrates the potential impact of such a change. This information considers only the direct effect of changes in our future rate of return on operating results due to the change in the reserve balance and not changes in any other assumptions such as persistency, mortality, or expenses included in our evaluation of the reserves, or any changes on DAC or other balances, discussed above in “ – Deferred Policy Acquisition and Other Costs.”

December 31, 2011
Increase/(Reduction) in GMDB/GMIB Reserves
(in millions)
Decrease in future rate of return by 100 basis points	$37
Increase in future rate of return by 100 basis points	$(30)

For a discussion of adjustments to the reserves for GMDBs and GMIBs for the years ended December 31, 2011 and 2010, see “ – Results of Operations”.

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

Tax regulations require items to be included in the tax return at different times from when the items are reflected in the financial statements. As a result, the effective tax rate reflected in the financial statements is different than the actual rate applied on the tax return. Some of these differences are permanent such as expenses that are not deductible in our tax return, and some differences are temporary, reversing over time, such as valuation of insurance reserves. Temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in future years for which we have already recorded the tax benefit in our income statement. Deferred tax liabilities generally represent tax expense recognized in our Financial Statements for which payment has been deferred, or expenditures for which we have already taken a deduction in our tax return but have not yet been recognized in our Financial Statements.

The application of U.S. GAAP requires us to evaluate the recoverability of our deferred tax assets and establish a valuation allowance if necessary to reduce our deferred tax assets to an amount that is more likely than not to be realized. Considerable judgment is required in determining whether a valuation allowance is necessary, and if so, the amount of such valuation allowance. In evaluating the need for a valuation allowance we consider many factors, including: (1) the nature of the deferred tax assets and liabilities; (2) whether they are ordinary or capital; (3) in which tax jurisdictions they were generated and the timing of their reversal; (4) taxable income in prior carryback years as well as projected taxable earnings exclusive of reversing temporary differences and carryforwards; (5) the length of time that carryovers can be utilized in the various taxing jurisdictions; (6) any unique tax rules that would impact the utilization of the deferred tax assets; and (7) any tax planning strategies that we would employ to avoid a tax benefit from expiring unused. Although realization is not assured, management believes it is more likely than not that the deferred tax assets, net of valuation allowances, will be realized.

An increase or decrease in our effective tax rate by one percent would have resulted in an increase or decrease in income from continuing operations in 2011 of $4.1 million.

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

Reserves for Contingencies

A contingency is an existing condition that involves a degree of uncertainty that will ultimately be resolved upon the occurrence of future events. Under U.S. GAAP, reserves for contingencies are required to be established when the future event is probable and its impact can be reasonably estimated, such as in connection with an unresolved legal matter. The initial reserve reflects management’s best estimate of the probable cost of ultimate resolution of the matter and is revised accordingly as facts and circumstances change and, ultimately, when the matter is brought to closure.

Adoption of New Accounting Pronouncements

See Note 2 to the Financial Statements for a discussion of adopted accounting pronouncements, including the adoption of revised authorative guidance for disclosing fair value of financial instruments, the recognition and presentation of other-than-temporary impairments and fair value measurements and disclosures.

Future Adoption of New Accounting Pronouncements

In October 2010, the FASB issued authoritative guidance to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. Under the amended guidance, acquisition costs are to include only those costs that are directly related to the acquisition or renewal of insurance contracts by applying a model similar to the accounting for loan origination costs. An entity may defer incremental direct costs of contract acquisition with independent third parties or employees, that are essential to the contract transaction, as well as the portion of employee compensation, including payroll fringe benefits and other costs directly related to underwriting, policy issuance and processing, medical inspection, and contract selling for successfully negotiated contracts. This amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and permits, but does not require, retrospective application. The Company will adopt this guidance effective January 1, 2012, and will apply the retrospective method of adoption. Accordingly upon adoption, “Deferred policy acquisition costs” will be reduced with a corresponding reduction, net of taxes, to “Retained earnings” (and “Total equity”), as a result of acquisition costs previously deferred that are not eligible for deferral under the amended guidance. The Company estimates if the amended guidance were adopted as of December 31, 2011, retrospective adoption would reduce “Deferred policy acquisition costs” by approximately $90 million to $110 million, and reduce “Total equity” by approximately $67 million to $81 million. Since the Company ceased offering its existing variable annuity products in March 2010, the lower level of cost qualifying for deferral under this guidance will have a minimal impact on earnings in future periods. The initial “Deferred policy acquisition cost” write-off will result in a lower level of amortization going forward and increase earnings in future periods. While the adoption of this amended guidance changes the timing of when certain costs are reflected in the Company’s results of operations, it has no effect on the total acquisition costs to be recognized over time and will have no impact on the Company’s cash flows.

See Note 2 to our Financial Statements for a complete discussion of newly issued accounting pronouncements, including further discussion of the new authoritative guidance addressing which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. The Company’s Changes in Financial Position and Results of Operations are described below.

Changes in Financial Position

2011 versus 2010

Total assets decreased by $5.0 billion, from $57.3 billion at December 31, 2010 to $52.3 billion at December 31, 2011. Separate account assets decreased $5.3 billion primarily driven by net outflows as a result of the discontinuation of sales by the Company in March 2010 as discussed in “Item 1 – Business”. DAC and DSI decreased by $783 million and $351 million, respectively, resulting from the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions, as discussed below. Total investments decreased $94 million mainly due to asset sales related to policyholder liability surrenders. Partially offsetting the above decreases was a $1.6 billion mark-to-market increase in the reinsurance recoverable related to the reinsured liability for living benefit embedded derivatives primarily resulting from an increase in the present value of future expected benefit payments driven by lower interest rates. In addition, income taxes receivable increased $70 million due to current year pre-tax losses.

During the period, total liabilities decreased by $4.2 billion, from $55.4 billion at December 31, 2010 to $51.2 billion at December 31, 2011. Separate account liabilities decreased by $5.3 billion offsetting the decrease in separate accounts assets above. Short-term borrowing decreased $177 million mainly driven by the repayment of long-term debt with PFI, income tax payable decreased $132 million due to the current year pre-tax loss and policyholder account balances decreased by $130 million driven by account value run off due to the change in sales strategy discussed above. Partially offsetting the above decrease was a $1.7 billion increase in future policy benefits and other policyholder liabilities driven by an increase in the liability for living benefit embedded derivatives, as described above.

Total equity decreased by $829 million from $1,908 million at December 31, 2010 to $1,079 million at December 31, 2011. The decrease in total equity was primarily driven by dividends to PFI for the year of $587 million and the Company’s net loss of $212 million.

Results of Operations

2011 versus 2010 Annual Comparison

Net Income (Loss)

Net income decreased $634 million from income of $422 million for the year ended December 31, 2010 to a loss of $212 million for the year ended December 31, 2011. The loss is driven by $956 million decrease in income from operations before income taxes, as discussed below, partially offset by a $322 million decrease in income tax expense.

The decrease in income from operations before taxes was primarily driven by higher amortization of DAC and DSI primarily related to the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions, as discussed below. Also contributing to the decrease was an unfavorable variance related to adjustments to the amortization of DAC and DSI, and to the reserves for the GMDB and GMIB features of our variable annuity products, primarily driven by the impact to the estimated profitability of the business of quarterly adjustments to reflect current period market performance and experience, as well as the impact of annual reviews and updates of the assumptions used in estimating the profitability of our business. Results for both years include the impact of these items which are discussed in more detail below.

We amortize DAC and other costs over the expected lives of the contracts based on the level and timing of gross profits on the underlying product. In calculating gross profits, we consider mortality, persistency, and other elements as well as rates of return on investments associated with these contracts and include profits and losses related to these contracts that are reported in affiliated legal entities other than the Company as a result of, for example, reinsurance agreements with those affiliated entities. The Company is an indirect subsidiary of Prudential Financial (an SEC registrant) and has extensive transactions and relationships with other subsidiaries of Prudential Financial, including reinsurance agreements, as discussed in Note 13 to the Financial Statements. Incorporating all product-related profits and losses in gross profits, including those that are reported in affiliated legal entities, produces a DAC and other costs amortization pattern representative of the total economics of the products.

As mentioned above, included in the unfavorable variance from higher amortization of DAC and DSI, was $587 million of higher amortization primarily related to the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions. Higher amortization primarily relates to changes in the valuation of the reinsured living benefit liabilities in 2011 related to NPR gains, which we and the reinsurance affiliate believe to be non-economic, and choose not to hedge, as discussed above, partially offset by losses driven by differences between the change in the fair value of the hedge target liability and the change in the fair value of the hedge assets in the reinsurance affiliate due to significant capital markets volatility in 2011.

To reflect the NPR of our affiliates in the valuation of the embedded derivative liabilities, we incorporate an additional spread over LIBOR into the discount rate used in the valuation. Positive NPR adjustments in the reinsurance affiliate in 2011 were primarily driven by a higher base of embedded derivative liabilities. Significant declines in risk-free interest rates and the impact of account value performance, drove increases in the embedded derivative liability base in 2011. The NPR gains in the reinsurance affiliate were larger for 2011 compared to 2010 resulting in an unfavorable variance from higher amortization of DAC and DSI.

As shown in the following table, the loss from operations for 2011 included $209 million of charges from adjustments to the amortization of DAC/DSI and the reserves for the GMDB and GMIB features of our variable annuity products compared to $151 million of benefits included in income from operations in 2010, resulting in a $360 million unfavorable variance.

	Year Ended December 31, 2011			Year Ended December 31, 2010
	Amortization of DAC and Other Costs (1)	Reserves for GMDB / GMIB (2)	Total	Amortization of DAC and Other Costs (1)	Reserves for GMDB / GMIB (2)	Total
	(in thousands)
Quarterly market performance adjustment	$(57,968)	$(34,292)	$(92,260)	$18,552	$12,324	$30,876
Annual Review/assumption update	(30,718)	5,649	(25,069)	113,333	(5,114)	108,219
Quarterly adjustment for current period experience (3)	(97,115)	4,996	(92,119)	(36,290)	47,914	11,624

Total	$(185,801)	$(23,647)	$(209,448)	$95,595	$55,124	$150,719

(1)	Amounts reflect (charges) or benefits for (increases) or decreases, respectively, in the amortization of DAC, and other costs.
(2)	Amounts reflect (charges) or benefits for reserve (increases) or decreases, respectively, related to the GMDB and GMIB features of our variable annuity products.
(3)	Represents the impact of differences between actual gross profits for the period and the previously estimated expected gross profits for the period, as well as updates for current and future expected claims costs associated with the GMDB/GMIB features of our variable annuity products.

The $92 million of charges and $31 million of benefits in 2011 and 2010, respectively, relating to the quarterly market performance adjustments shown in the table above are attributable to changes to our estimate of total gross profits to reflect actual fund performance. The following table shows the actual quarterly rates of return on variable annuity account values compared to our previously expected quarterly rates of return used in our estimate of total gross profits for the periods indicated.

	2011				2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Actual rate of return	3.6%	0.8%	(9.2)%	4.9%	3.3%	(4.6)%	8.1%	5.9%

Expected rate of return	1.5%	1.5%	1.5%	2.0%	1.8%	1.8%	2.0%	1.7%

Overall lower than expected returns in 2011 decreased our estimate of total gross profits used as a basis for amortizing DAC and other costs and increased our estimate of future expected claims costs associated with the GMDB and GMIB features of our variable annuity products, by establishing a new, lower starting point for the variable annuity account values used in estimating those items for future periods. This change results in a higher required rate of amortization and higher required reserve provisions, which are applied to all prior periods. The resulting cumulative adjustment to prior amortization and reserve provisions are recognized in the current period. Overall higher than expected returns in 2010 had opposite impacts, resulting in a lower required rate of amortization and lower required reserve provisions, which were applied to all prior periods.

As discussed and shown in the table above, results for both years include the impact of the annual reviews performed in the third quarter of the assumptions used in the reserves for the GMDB and GMIB features of our variable annuity products and in our estimate of total gross profits used as a basis for amortizing DAC and other costs. The third quarter of 2011 included $25 million of charges from these annual reviews, primarily related to a reduction of the weighted average future fixed rate of return assumption to 4.5%, partially offset by a reduction of the assumption of the percentage of contracts with a GMIB feature that will annuitize based on the guaranteed value. The reduction in the weighted average future fixed rate of return assumption was driven by a refinement to our rate-setting methodology to reflect a lower interest rate assumption for the next five years to reflect current market conditions, and use the long-term assumed rate thereafter in determining the blended future fixed rate of return. The third quarter of 2010 included $108 million of benefits from these annual reviews, primarily related to reductions in lapse rate assumptions and more favorable assumptions relating to fee income. For a further discussion of the assumptions, including our current near-term and long-term projected rates of return, used in estimating total gross profits used as the basis for amortizing DAC and other costs, and for estimating future expected claims costs associated with the GMDB and GMIB features of our variable annuity products, see “ – Accounting Policies and Pronouncements – Application of Critical Accounting Estimates.”

The $92 million charge for 2011 and the $12 million benefit for 2010 shown in the table above reflect the quarterly adjustments for current period experience, also referred to as actual experience true-up adjustments. The experience true-up adjustments for 2011 include an increase in the amortization of DAC/DSI primarily driven by the determination that the difference in the change of the fair value of the hedge target liability and the change in the fair value of the hedge assets in the reinsurance affiliate, was other-than-temporary resulting in its inclusion into our best estimate of total gross profits used for setting amortization rates. The experience true-up adjustments for 2010 reflects higher than expected MVA adjustments paid to contractholders in 2010. The unfavorable variance related to the adjustment to the GMDB/GMIB reserves was primarily driven by differences in actual lapse experience and contract guarantee claim costs in 2010 compared to 2011.

As noted previously, the quarterly adjustments to reflect current period market performance and experience, and the annual review and update of assumptions impact the estimated the profitability of our business. Therefore, in addition to the current period impacts discussed above, these items will also drive changes in our GMDB and GMIB reserves and the amortization of DAC/DSI in future periods.

Revenues

Revenues decreased $51 million, from $1.574 billion for the year ended December 31, 2010 to $1.523 billion for the year ended December 31, 2011.

Net investment income decreased $71 million from $377 million for the year ended December 31, 2010 to $306 million for the year ended December 31, 2011 as a result of lower average annuity account values in the general account primarily resulting from net transfers in 2011 and 2010 from the fixed-rate option in the general account to the separate accounts relating to the asset transfer feature and transfers from customer elected dollar cost averaging (“DCA”) program.

Realized investment gains/losses, net, decreased by $64 million from $136 million for the year ended December 31, 2010 to $72 million for the year ended December 31, 2011. This decrease was primarily driven by gains from the sale of surplus assets in 2010 to support dividend payments.

Partially offsetting the deceases in revenue was an increase in policy charges and fee income of $84 million, from $741 million for the year ended December 31, 2010 to $825 million for the year ended December 31, 2011 driven by lower market value adjustments paid to contractholders related to the Company’s market value adjusted investments option (“MVA”) option primarily due to differences in market conditions and transfers of assets related to the asset transfer feature. Also included in the above increases were higher fee income primarily driven by an increase in average variable annuity asset balances invested in separate accounts due to net market appreciation over the past year. Partially offsetting the above increases was a $27 million benefit in fee income in 2010 from refinements based on a review and settlement of reinsurance contracts related to acquired business.

Benefits and Expenses

Benefits and expenses increased $905 million from $1.029 billion for the year ended December 31, 2010 to $1.934 billion for the year ended December 31, 2011.

Amortization of deferred policy acquisition costs increased by $611 million, from $203 million for the year ended December 31, 2010 to $814 million for the year ended December 31, 2011, primarily due to higher DAC amortization related to the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions and the impact of our quarterly adjustments to reflect current period experience and market performance, as well as our annual assumption update, as discussed above.

Interest credited to policyholders’ account balances increased $182 million, from $372 million for the year ended December 31, 2010 to $554 million for the year ended December 31, 2011, due to higher DSI amortization primarily related to the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions and the impact of our quarterly adjustments to reflect current period experience and market performance, as well as our assumption update, as discussed above. Partially offsetting the above increases was lower interest credited to policyholders’ account balances due to lower average annuity account values in the fixed-rate option of the general account.

Policyholders’ benefits increased $87 million, from $41 million for the year ended December 31, 2010 to $128 million for the year ended December 31, 2011, primarily due to the adjustments to the reserves for the GMDB/GMIB benefit features of our variable annuity products to reflect current period experience and market performance, as well as our annual assumption update, as discussed above.

General, administrative and other expenses increased $23 million, from $414 million for the year ended December 31, 2010 to $437 million for the year ended December 31, 2011, primarily driven by higher asset based trail commissions due to higher average separate account asset values, as discussed above, and higher contractual trail commission rates which are applied to in force business as it ages.

Income Taxes

Shown below is our income tax provision for the years ended December 31, 2011, 2010 and 2009, separately reflecting the impact of certain significant items. Also presented below is the income tax provision that would have resulted from application of the statutory 35% federal income tax rate in each of these periods.

	2011	2010	2009
	(in millions)
Tax provision	$(198.8)	$123.7	$(51.4)
Impact of:
Non taxable investment income	47.5	55.5	56.9
Tax credits	7.5	11.3	6.1
State income taxes, net of federal benefit	—	0.6	(1.7)
Other	(0.1)	(0.3)	1.3

Tax provision at statutory rate	$(143.9)	$190.8	$11.2

Our income tax provision amounted to an income tax benefit of $198.8 million in 2011 compared to an expense of $123.7 million in 2010. The increase in income tax benefit primarily reflects the increase in pre-tax loss from continuing operations for the year ended December 31, 2011.

We employ various tax strategies, including strategies to minimize the amount of taxes resulting from realized capital gains.

For additional information regarding income taxes, see Note 8 to the Financial Statements.

Liquidity and Capital Resources

Overview

Liquidity refers to the ability to generate sufficient cash resources to meet the payment obligations of the Company. Capital refers to the long term financial resources available to support the operation of our business, fund business growth, and provide a cushion to withstand adverse circumstances. The ability to generate and maintain sufficient liquidity and capital depends on the profitability of our business, general economic conditions and our access to the capital markets through affiliates as described herein.

Management monitors the liquidity of Prudential Financial, Prudential Insurance and the Company on a daily basis and projects borrowing and capital needs over a multi-year time horizon through our quarterly planning process. We believe that cash flows from the sources of funds presently available to us are sufficient to satisfy the current liquidity requirements, of Prudential Financial, and the Company, including reasonably foreseeable contingencies.

Our ultimate parent company, Prudential Financial continues to refine its metrics for capital management. These refinements to the current framework, which is primarily based on statutory risk based capital measures, are designed to more appropriately reflect risks associated with its businesses on a consistent basis across the Prudential Financial and its subsidiaries. In addition, we continue to use an economic capital framework for making certain business decisions.

Similar to our planning and management process for liquidity, Prudential Financial uses a Capital Protection Framework to ensure the availability of adequate capital under reasonably foreseeable stress scenarios. The Capital Protection Framework is used to assess potential capital needs arising from severe market related distress and sources of capital available to meet those needs. Potential sources include on-balance sheet capital, derivatives and other contingent sources of capital.

The Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010, could result in the imposition of new capital, liquidity and other requirements on Prudential Financial and the Company. See Item 1. Business – “Regulatory Environment” in Part I for information regarding the potential effects of the Dodd-Frank Act on the Company and its affiliates.

On June 30, 2011, the Company paid an extra-ordinary dividend of $270 million to our ultimate parent, Prudential Financial. On November 30, 2011 the Company paid an ordinary dividend of $318 million to our ultimate parent, Prudential Financial. On November 23, 2010, the Company paid a dividend of $470 million of which $330 million was an ordinary dividend and $140 million was an extraordinary dividend to our ultimate parent, Prudential Financial.

General Liquidity

Our liquidity is managed to ensure stable, reliable and cost-effective sources of cash flows to meet all of our obligations. Liquidity is provided by a variety of sources, as described more fully below, including portfolios of liquid assets. Our investment portfolios are integral to the overall liquidity of the Company. We segment our investment portfolios and employ an asset/liability management approach specific to the requirements of our product lines. This enhances the discipline applied in managing the liquidity, as well as the interest rate and credit risk profiles, of each portfolio in a manner consistent with the unique characteristics of the product liabilities. We use a projection process for cash flows from operations to ensure sufficient liquidity to meet projected cash outflows, including claims. The impact of Prudential Funding, LLC’s financing capacity on liquidity (as described below) is considered in the internal liquidity measures of the Company.

Liquidity is measured against internally developed benchmarks that take into account the characteristics of both the asset portfolio and the liabilities that they support. The results are affected substantially by the overall asset type and quality of our investments.

Cash Flow

The principal sources of the Company’s liquidity are certain annuity considerations, investment and fee income, investment maturities and sales, as well as internal borrowings. The principal uses of that liquidity include benefits, claims, and payments to policyholders and contractholders in connection with surrenders, withdrawals and net policy loan activity. Other uses of liquidity include commissions, general and administrative expenses, purchases of investments, and payments in connection with financing activities. As discussed above, in March 2010, the Company ceased offering its existing variable annuity products to new investors upon the launch of a new product line by certain affiliates. While the Company expects to continue to see the gross level of cash flows to decrease going forward as the book of business runs off, we expect to generate positive new cash flows in the short term as the discontinuation of sales will limit payments of upfront commissions and other G&A.

We believe that the cash flows from our annuity operations are adequate to satisfy our current liquidity requirements including under reasonably foreseeable stress scenarios. The continued adequacy of this liquidity will depend upon factors such as future securities market conditions, changes in interest rate levels, customer behavior, policyholder perceptions of our financial strength, and the relative safety of competing products, each of which could lead to reduced cash inflows or increased cash outflows. In addition, market volatility can impact the level of capital required to support our businesses. Our cash flows from investment activities result from repayments of principal, proceeds from maturities and sales of invested assets and investment income, net of amounts reinvested. The primary liquidity risks with respect to these cash flows are the risk of default by debtors or bond insurers, our counterparties’ willingness to extend repurchase and/or securities lending arrangements, commitments to invest and market volatility. We closely manage these risks through our credit risk management process and regular monitoring of our liquidity position.

In managing our liquidity, we also consider the risk of policyholder and contractholder withdrawals of funds earlier than our assumptions when selecting assets to support these contractual obligations. We use surrender charges and other contract provisions to mitigate the extent, timing and profitability impact of withdrawals of funds by customers from annuity contracts and deposit liabilities.

Gross account withdrawals amounted to approximately $3.0 billion and $4.7 billion for the years ended December 31, 2011 and 2010, respectively. Because these withdrawals were consistent with our assumptions in asset/liability management, the associated cash outflows did not have a material adverse impact on our overall liquidity.

Liquid Assets

Liquid assets include cash, cash equivalents, short-term investments, fixed maturities that are not designated as held-to-maturity and public equity securities. As of December 31, 2011 and December 31, 2010, the Company had liquid assets of $5.6 billion and $5.8 billion, respectively, which includes a portion financed with asset-based financing. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $0.2 billion as of December 31, 2011 and December 31, 2010. We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in calculating internal liquidity measures in order to evaluate the adequacy of our operations’ liquidity under a variety of stress scenarios. We believe that the liquidity profile of our assets is sufficient to satisfy current liquidity requirements, including under foreseeable stress scenarios.

Given the size and liquidity profile of our investment portfolios, we believe that claims experience varying from our projections does not constitute a significant liquidity risk. Our asset/liability management process takes into account the expected maturity of investments and expected claim payments as well as the specific nature and risk profile of the liabilities. Historically, there has been no significant variation between the expected maturities of our investments and the payment of claims.

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

We believe that borrowing temporarily or selling investments earlier than anticipated will not have a material impact on the liquidity of the Company. Payment of claims and sale of investments earlier than anticipated would have an impact on the reported level of cash flow from operating and investing activities, respectively, in our Financial Statements.

Prudential Funding, LLC

Prudential Funding, LLC, or Prudential Funding, a wholly owned subsidiary of Prudential Insurance, serves as an additional source of financing to meet our working capital needs. Prudential Financial operates under a support agreement with Prudential Insurance whereby Prudential Insurance has agreed to maintain Prudential Funding positive tangible net worth at all times. Prudential Funding borrows funds in the capital markets primarily through the direct issuance of commercial paper.

Capital

The Risk Based Capital, or RBC, ratio is a primary measure by which we evaluate the capital adequacy of the Company. Prudential Financial manages its domestic insurance subsidiaries RBC ratios to a level that is consistent with the ratings targets for those subsidiaries and in excess of the minimum levels required by applicable insurance regulations. RBC is determined by statutory guidelines and formulas that consider, among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products, liabilities, interest rate risks and general business risks. The RBC ratio calculations are intended to assist insurance regulators in measuring the adequacy of an insurer’s statutory capitalization. As of December 31, 2011, management of the Company and Prudential Financial, Inc. estimate that the RBC ratios for the Company would exceed the minimum level required by applicable insurance regulations. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities.

The level of statutory capital of the Company can be materially impacted by interest rate and equity market fluctuations, changes in the values of derivatives, the level of impairments recorded credit quality migration of investment portfolio, among other items. Further, the recapture of business subject to reinsurance arrangements due to defaults by, or credit quality migration affecting, the reinsurers could result in higher required statutory capital levels. The level of statutory capital of the Company is also affected by statutory accounting rules which are subject to change by insurance regulators.

During 2010, as part of its Capital Protection Framework, Prudential Financial developed a broad view of the impact of market distress on the statutory capital of Prudential Financial and its subsidiaries, as a whole. In the second quarter of 2010, the capital hedge program was terminated as described under “ – Products” and equity index-linked derivative transactions were entered into that are designed to mitigate the impact of a severe equity market stress event on the statutory capital of Prudential Financial and its subsidiaries, as whole. The program focuses on tail risk to protect statutory capital in a cost-effective manner under stress scenarios. The Company purchased a portion of the derivative under this program in 2010. Prudential Financial assesses the composition of the hedging program on an ongoing basis and may change it from time to time based on an evaluation of its risk position or other factors.

In addition to hedging equity market exposure, we also manage certain risks associated with our variable annuity products through hedging programs and affiliated reinsurance arrangements. Primarily in the reinsurance affiliate, interest rate derivatives and equity options and futures are purchased to hedge certain optional living benefit features accounted for as embedded derivatives against changes in certain capital markets assumptions such as equity markets, interest rates, and market volatility. Prior to the third quarter of 2010, the hedging strategy sought to generally match the sensitivities of the embedded derivative liability as defined by U.S. GAAP, excluding the impact of the market-perceived risk of non-performance, with capital market derivatives. In the third quarter of 2010, the hedging strategy was revised as, in a low interest rate environment, management of the Company and reinsurance affiliates does not believe that the U.S GAAP value of the embedded derivative liability is an appropriate measure for determining the hedge target. For additional information regarding the change in hedging strategy see Item 1 – “Business.”

We reinsure variable annuity living benefit guarantees to a captive reinsurance company, Pruco Reinsurance, Ltd. (“Pruco Re”). The variable annuity living benefit hedging program described above is primarily executed within Pruco Re. Effective as of July 1, 2011, Pruco Re re-domiciled from Bermuda to Arizona. At this time, Pruco Re must continue to maintain a statutory reserve credit trust for business reinsured from the Company in order for the Company to claim reinsurance reserve credit for the business ceded.

Reinsurance credit reserve requirements can move materially in either direction due to changes in equity markets and interest rates, actuarial assumptions and other factors. Higher reinsurance credit reserve requirements would necessitate depositing additional assets in the statutory reserve credit trusts held by Pruco Re, while lower reinsurance credit reserve requirements would allow assets to be removed from the statutory reserve credit trusts. We expect Prudential Financial would satisfy those additional needs through a combination of funding the reinsurance credit trusts with available cash, certain hedge assets or collateral associated with the hedge positions, and loans from Prudential Financial and/or affiliates. Prudential Financial also continues to evaluate other options to address reserve credit needs such as obtaining letters of credit. Lower equity markets and interest rates in the third quarter of 2011 led to an increase in the need to fund the captive reinsurance trusts by an amount of $735 million.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Risk Management, Market Risk and Derivative Instruments

As an indirect wholly-owned subsidiary of Prudential Financial, the Company benefits from the risk management strategies implemented by its parent. Risk management includes the identification and measurement of various forms of risk, the establishment of acceptable risk thresholds and the creation of processes intended to maintain risks within these thresholds while optimizing returns on the underlying assets or liabilities. Prudential Financial considers risk management an integral part of managing its core businesses.

Market risk is the risk of change in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, the investment and trading activities supporting all of the Company’s products and services generate exposure to market risk. The market risk incurred and the strategies for managing these risks vary by product.

With respect to our fixed-rate accounts in our variable annuity products, the Company incurs market risk primarily in the form of interest rate risk. The Company manages this risk through asset/liability management strategies that seek to closely approximate the interest rate sensitivity, but not necessarily the exact cash flow characteristics, of the assets with the estimated interest rate sensitivity of the product liabilities. The Company also mitigates this risk through a MVA provision on the Company’s fixed investment option. This MVA provision limits interest rate risk when a contractholder withdraws funds or transfers funds to variable investment options before the end of the guarantee period. The Company’s overall objective in these strategies is to limit the net change in value of assets and liabilities arising from interest rate movements within the context of market conditions and other relative opportunities. While it is more difficult to measure the interest sensitivity of the Company’s insurance liabilities than that of the related assets, to the extent the Company can measure such sensitivities the Company believes that interest rate movements will generate asset value changes that substantially offset changes in the value of the liabilities relating to the underlying products. Certain products supported by general account investments also expose us to the risk that changes in interest rates will reduce the spread between the amounts that we are required to pay under the contracts and the rate of return we are able to earn on our general account investments supporting the contracts. In a declining or sustained low interest rate environment, our ability to achieve desired spreads can become limited by minimum guaranteed crediting rates associated with some of our variable annuity products.

For variable annuities, excluding the fixed-rate accounts associated with these products, we are exposed to the risk that asset-based fees may decrease as a result of declines in assets under management due to changes in investment values. The risk of decreased asset based and asset administration fees could also impact our estimates of total gross profits used as a basis for amortizing deferred policy acquisition and other costs. While a decrease in our estimates of total gross profits would accelerate amortization and decrease net income in a given period, it would not affect our cash flow or liquidity position.

For variable annuity products with minimum guaranteed death benefits and variable annuity products with living benefits such as guaranteed minimum income, withdrawal, and accumulation benefits, we also face the risk that declines in the value of underlying investments as a result of interest rate, equity market, or market volatility changes may increase our net exposure to the guarantees under these contracts. As part of our risk management strategy, we utilize product design elements such as asset allocation restrictions, an asset transfer feature and minimum purchase age requirements, in addition to externally purchased hedging instruments and affiliated reinsurance arrangements to limit our market risk exposure to the benefit features of certain of our variable annuity contracts. See Note 11 to the Financial Statements for a discussion of our use of interest rate and equity based derivatives. See Note 6 to our Financial Statements for additional information about the guaranteed minimum death benefits associated with our variable annuity contracts, and the guaranteed minimum income, withdrawal, and accumulation benefits associated our variable annuity contracts.

For risk management purposes we perform stress scenario testing to monitor the impact of extreme, but realistic adverse market events on our capital adequacy and liquidity. This testing allows us to assess the sensitivity of our business to market factors and identify any concentrations of risk. The regulatory capital levels and liquidity of the Company in particular are closely monitored to ensure they remain consistent with our rating objectives. Changes to these ratings could impact Prudential Financial’s borrowing costs, ability to access alternative sources of liquidity, and ability to market certain products. For additional information regarding our liquidity and capital resources see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.” Market fluctuations or changes in market conditions could also cause a change in consumer sentiment adversely affecting persistency. For additional information regarding the potential impacts of interest rate and other market fluctuations as well as general economic and market conditions on our businesses and profitability see Item 1A. “Risk Factors.”

Asset/Liability Management

The Company’s asset/liability management strategies seek to match the interest rate sensitivity of the assets to that of the underlying liabilities and to construct asset mixes consistent with product features, such as interest crediting strategies. The Company seeks to maintain interest rate and equity exposures within established ranges, which are periodically adjusted, based on market conditions and the design of related products sold to customers. The Company’s risk managers, who work with portfolio and asset managers but under separate management, establish investment risk limits for exposures to any issuer, geographic region, type of security or industry sector and oversee efforts to manage interest rate and equity exposure risk, as well as credit, liquidity and other risks, all within policy constraints set by management and approved by the Investment Committee and Board of Directors of our ultimate parent Company, Prudential Financial.

We use duration and convexity analyses to measure price sensitivity to interest rate changes. Duration measures the relative sensitivity of the fair value of a financial instrument to changes in interest rates. Convexity measures the rate of change of duration with respect to changes in interest rates. We use asset/liability management and derivative strategies to manage our interest rate exposure by matching the relative sensitivity of asset and liability values to interest rate changes, or controlling “duration mismatch” of assets and liabilities. We have target duration mismatch constraints. As of December 31, 2011 and 2010, the difference between the pre-tax duration of assets and the target duration of liabilities in our duration managed portfolios was within our constraint limits. We consider risk-based capital and tax implications as well as current market conditions in our asset/liability management strategies.

The Company also performs portfolio stress testing as part of its regulatory cash flow testing. In this testing, the Company evaluates the impact of altering its interest-sensitive assumptions under various adverse interest rate environments. These interest-sensitive assumptions relate to the timing and amounts of redemptions and pre-payments of fixed-income securities and lapses and surrenders of insurance products and the potential impact of any guaranteed minimum interest rates. The Company evaluates any shortfalls that this cash flow testing reveals to determine if there is a need to increase statutory reserves or adjust portfolio management strategies.

Market Risk Related to Interest Rates

Fluctuations in interest rates can potentially impact the Company’s profitability and cash flows. At December 31, 2011, 90% of assets held under management by the Company are in non-guaranteed separate accounts for which the Company’s direct interest rate and equity market exposure is not significant, as the contractholder assumes substantially all of the investment risk. Of the remaining 10% of assets, the interest rate risk from contracts that carry interest rate exposure is managed through an asset/liability matching program which takes into account estimates of the risk variables of the insurance liabilities supported by the assets.

At December 31, 2011, the Company held fixed maturity investments in its general account that are sensitive to changes in interest rates. These securities are held in support of the Company’s fixed immediate annuities, fixed supplementary contracts, the fixed investment option offered in its variable life insurance and annuity contracts, and in support of the Company’s target solvency capital.

The Company assesses interest rate sensitivity for its financial assets, financial liabilities and derivatives using hypothetical test scenarios that assume either upward or downward 100 basis point parallel shifts in the yield curve from prevailing interest rates, reflecting changes in either credit spreads or the risk-free rate. The following tables set forth the net estimated potential loss in fair value from a hypothetical 100 basis point upward shift at December 31, 2011 and 2010, because this scenario results in the greatest net exposure to interest rate risk of the hypothetical scenarios tested at those dates. While the test scenario is for illustrative purposes only and does not reflect our expectations regarding future interest rates or the performance of fixed income markets, it is a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These test scenarios do not measure the changes in value that could result from non-parallel shifts in the yield curve, which we would expect to produce different changes in discount rates for different maturities. As a result, the actual loss in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations.

	December 31, 2011
	Notional	Fair Value	Hypothetical Fair Value After + 100 Basis Point Parallel Yield Curve Shift	Hypothetical Change in Fair Value
	(in millions)
Financial Assets with Interest Rate Risk:
Financial Assets:
Fixed maturities		$5,305	$5,121	$(184)
Commercial loans		449	431	(18)
Policy Loans		14	14	—
Derivatives (1):
Swaps	2,461	147	71	(76)
Options	2,799	5	—	(5)

Total Estimated Potential Loss				$(283)

(1)	Excludes variable annuity optional living benefits accounted for as embedded derivatives as the Company has generally entered into reinsurance agreements to transfer the risk related to these optional living benefits to an affiliate as part of its risk management strategy.

	December 31, 2010
	Notional	Fair Value	Hypothetical Fair Value After + 100 Basis Point Parallel Yield Curve Shift	Hypothetical Change in Fair Value
	(in millions)
Financial Assets with Interest Rate Risk:
Financial Assets:
Fixed maturities		$5,527	$5,339	$(188)
Commercial loans		431	415	(16)
Policy Loans		14	16	2
Derivatives (1):
Swaps	1,425	34	(5)	(39)
Options	10,310	12	9	(3)

Total Estimated Potential Loss				$(244)

(1)	Excludes variable annuity optional living benefits accounted for as embedded derivatives as the Company has generally entered into reinsurance agreements to transfer the risk related to these optional living benefits to an affiliate as part of its risk management strategy.

The tables above do not include approximately $5.6 billion of insurance reserve and deposit liabilities as of December 31, 2011 and $5.7 billion as of December 31, 2010 which are not considered financial liabilities. We believe that the interest rate sensitivities of these insurance liabilities would serve as an offset to the net interest rate risk of the financial assets and liabilities, including investment contracts, which are set forth in these tables.

The estimated changes in fair values of the financial assets shown above relate primarily to assets invested in support of the Company’s insurance liabilities, but do not include separate account assets associated with products for which investment risk is borne primarily by the separate account contractholders rather than the Company.

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

For equity investments within the separate accounts, the investment risk is borne primarily by the separate account contractholder rather than by the Company. As part of its risk management strategy the Company generally reinsures to affiliates the risks related to variable annuity optional living benefits accounted for as embedded derivatives. In addition to the hedging program in the reinsurance affiliates, we expanded our hedging program in the second quarter of 2009 to include a portion of the market exposure related to our overall capital position of our variable annuity business, including the impact of certain statutory reserve exposures. In 2010, Prudential Financial changed the focus of its capital hedge program from the equity price risk associated with the annuities business to a broader view of equity market exposure of the statutory capital of Prudential Financial and its subsidiaries, as a whole. In the second quarter of 2010, the capital hedge program was terminated and equity index-linked derivative transactions were entered into that are designed to mitigate the impact of a severe equity market stress event on the statutory capital of Prudential Financial and its subsidiaries, as a whole. A portion of the derivatives related to the new program were purchased by the Company. The program now focuses on tail risk rather than general equity market declines in order to protect statutory capital in a more cost-effective manner under stress scenarios. Prudential Financial assesses the composition of the hedging program on an ongoing basis and may change it from time to time based on an evaluation of its risk position or other factors. Our estimated equity price risk associated with these capital hedges as of December 31, 2011 and 2010 was a $2 million benefit in both years, estimated based on a hypothetical 10% decline in equity benchmark market levels, which would partially offset an overall decline in our capital position related to the equity market decline.

Financial Derivatives

Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices, or the prices of securities. Derivative financial instruments may be contracted in the over-the-counter market and include swaps, futures, options and forward contracts. See Note 11 to the Financial Statements for a description of derivative activities as of December 31, 2011 and 2010. Under insurance statutes, insurance companies may use derivative financial instruments to hedge actual or anticipated changes in their assets or liabilities, to replicate cash market instruments or for certain income-generating activities. These statutes generally prohibit the use of derivatives for speculative purposes. The Company uses derivative financial instruments primarily to manage market risk from changes in interest rates or to alter interest rate exposures arising from mismatches between assets and liabilities.

Item 8. Financial Statements and Supplementary Data

Information required with respect to this Item 8 regarding Financial Statements and Supplementary Data is set forth commencing on page F-3 hereof. See Index to Financial Statements elsewhere in this Annual Report.

Item 9. Changes in and Disagreements with Independent Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Annual Report on Internal Control Over Financial Reporting as of December 31, 2011 is included in Part II, Item 8 of this Annual Report on Form 10-K.

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of December 31, 2011. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2011, our disclosure controls and procedures were effective. No change in the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) and 15d-15(f) occurred during the year ended December 31, 2011 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

We have adopted Prudential Financial’s code of business conduct and ethics known as “Making the Right Choices”. Making the Right Choices is posted at www.investor.prudential.com.

In addition, we have adopted Prudential Financial’s Corporate Governance Guidelines, which we refer to herein as the “Corporate Governance Principles and Practices.” Prudential Financial’s Corporate Governance Principles and Practices are available free of charge at www.investor.prudential.com.

Item 14. Principal Accountant Fees and Services

The Audit Committee of the Board of Directors of Prudential Financial has appointed PricewaterhouseCoopers LLP as the independent auditor of Prudential Financial and certain of its domestic and international subsidiaries, including the Company. The Audit Committee has established a policy requiring its pre-approval of all audit and permissible non-audit services provided by the independent auditor. The specific information called for by this item is hereby incorporated by reference to the section entitled “Item 2 – Ratification of the Appointment of Independent Auditors” in Prudential Financial’s definitive proxy statement for the Annual Meeting of Shareholders to be held on May 8, 2012 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2011.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)

(1) Financial Statements	Financial Statements of the Company are listed in the accompanying “Index to Financial Statements” on page F-1 hereof and are filed as part of this Report.

(2) Financial Statement Schedules None.*

(3) Exhibits

2.	None.

3.	(i)(a) Certificate Restating the Certificate of Incorporation of American Skandia Life Assurance Corporation, dated February 8, 1988 is incorporated by reference to the Company’s Form 10-K, Registration No. 33-44202, filed March 27, 2004.

(i)(b) Certificate of Amendment to the Restated Certificate of Incorporation of American Skandia Life Assurance Corporation, dated December 17, 1999 is incorporated by reference to the Company’s Form 10-K, Registration No. 33-44202, filed March 27, 2004.

(i)(c) Certificate of Amendment changing the name from American Skandia Life Assurance Corporation to Prudential Annuities Life Assurance Corporation, effective as of January 1, 2008, is incorporated by reference to the Company’s Form 10-K. Registration No 33-44202 filed March 15, 2011.

(ii)(a) By-Laws of American Skandia Life Assurance Corporation, as amended June 17, 1998, are incorporated by reference to the Company’s Form 10-K, Registration No. 33-44202, filed March 27, 2004.

(ii)(b) By-Laws of Prudential Annuities Life Assurance Corporation, as amended and restated effective January 1, 2008, are incorporated by reference to the Company’s Form 10-K Registration No 33-44202 filed March 15, 2011.

4.	As of March 9, 2012, 25,000 shares of the registrant’s Common Stock (par value $100) consisting of 100 voting shares and 24,900 non-voting shares, were outstanding. As of such date, Prudential Annuities, Inc. formerly known as American Skandia, Inc., an indirect wholly owned subsidiary of Prudential Financial, Inc., a New Jersey corporation, owned all of the registrant’s Common Stock. In addition to that Common Stock, the registrant has issued market-value adjusted annuities from its general account, which are registered under the Securities Act of 1933. See 333-177451, 333-177456, 333-177458, 333-177467, 333-177468, 333-177469, 333-177470, 333-177471, 333-177472, 333-177473, 333-177474 and 333-177475.

9.	None.

10.	None.

11.	Not applicable.

12.	Not applicable.

13.	Not applicable.

16.	None.

18.	None.

21.	Not applicable.

22.	None.

23.	Not applicable.

24.	Powers of Attorney are filed herewith.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

101.INS - XBRL	Instance Document.

101.SCH - XBRL	Taxonomy Extension Schema Document.

101.CAL - XBRL	Taxonomy Extension Calculation Linkbase Document.

101.LAB - XBRL	Taxonomy Extension Label Linkbase Document.

101.PRE - XBRL	Taxonomy Extension Presentation Linkbase Document.

101.DEF - XBRL	Taxonomy Extension Definition Linkbase Document.

*	Schedules are omitted because they are either not applicable or because the information required therein is included in the Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Shelton, and state of Connecticut on the 9th day of March 2012.

PRUDENTIAL ANNUITIES LIFE ASSURANCE CORPORATION

(Registrant)

By:	/s/ Stephen Pelletier
Stephen Pelletier
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 9, 2012.

Name	Title

* Bernard J. Jacob	Director
Bernard J. Jacob

* George Gannon	Director
George Gannon

* Robert Falzon	Director
Robert Falzon

* Daniel Kane	Director
Daniel Kane

/s/ Thomas J. Diemer	Executive Vice President and Chief Financial Officer
Thomas J. Diemer

/s/ Stephen Pelletier	Chief Executive Officer, President and Director
Stephen Pelletier

* By:	/s/ Joseph D. Emanuel
Joseph D. Emanuel
(Attorney-in-Fact)

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT

PRUDENTIAL ANNUITIES LIFE ASSURANCE CORPORATION

Financial Statements and

Report of Independent Registered Public Accounting Firm

Years Ended December 31, 2011 and 2010

PRUDENTIAL ANNUITIES LIFE ASSURANCE CORPORATION

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Prudential Annuities Life Assurance Corporation (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an assessment of the effectiveness, as of December 31, 2011, of the Company’s internal control over financial reporting, based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment under that framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

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

March 9, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of

Prudential Annuities Life Assurance Corporation:

In our opinion, the accompanying statements of financial position and the related statements of operations and comprehensive income, of equity and of cash flows present fairly, in all material respects, the financial position of Prudential Annuities Life Assurance Corporation (an indirect, wholly owned subsidiary of Prudential Financial, Inc.) at December 31, 2011 and December 31, 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2 of the financial statements, the Company changed its method of determining and recording other-than-temporary impairment for debt securities on January 1, 2009.

/s/ PricewaterhouseCoopers LLP

New York, New York

March 9, 2012

FINANCIAL INFORMATION

Prudential Annuities Life Assurance Corporation

Statements of Financial Position

December 31, 2011 and December 31, 2010 (in thousands, except share amounts)

	2011	2010
ASSETS
Fixed maturities available-for-sale, at fair value (amortized cost, 2011: $4,838,695; 2010: $4,964,264)	$5,273,767	$5,456,221
Trading account assets, at fair value	38,578	79,605
Equity securities available-for-sale, at fair value (cost, 2011: $2,510; 2010: $14,484)	3,071	17,587
Commercial mortgage and other loans, net of valuation allowance	449,359	431,432
Policy loans	14,316	13,905
Short-term investments	237,601	228,383
Other long-term investments	191,545	75,476

Total investments	6,208,237	6,302,609

Cash and cash equivalents	8,861	487
Deferred policy acquisition costs	757,183	1,540,028
Accrued investment income	59,033	62,392
Reinsurance recoverable	1,748,177	187,062
Income tax receivable	70,425	—
Value of business acquired	29,010	32,497
Deferred sales inducements	445,841	796,507
Receivables from parent and affiliates	24,968	51,221
Investment receivable on open trades	6,299	8,435
Other assets	12,232	10,355
Separate account assets	42,942,758	48,275,343

TOTAL ASSETS	$52,313,024	$57,266,936

LIABILITIES AND EQUITY
Policyholders’ account balances	$5,189,269	$5,319,359
Future policy benefits and other policyholder liabilities	2,092,694	412,872
Payables to parent and affiliates	73,587	127,502
Cash collateral for loaned securities	125,884	87,210
Income tax payable	—	132,455
Short-term debt	27,803	205,054
Long-term debt	600,000	600,000
Other liabilities	182,286	198,757
Separate account liabilities	42,942,758	48,275,343

TOTAL LIABILITIES	51,234,281	55,358,552

Commitments and Contingent Liabilities (See Note 12)

EQUITY
Common stock, $100 par value; 25,000 shares, authorized, issued and outstanding	2,500	2,500
Additional paid-in capital	882,670	974,921
Retained earnings (deficit)	41,881	749,751
Accumulated other comprehensive income (loss)	151,692	181,212

Total equity	1,078,743	1,908,384

TOTAL LIABILITIES AND EQUITY	$52,313,024	$57,266,936

See Notes to Financial Statements

Prudential Annuities Life Assurance Corporation

Statements of Operations and Comprehensive Income

Years Ended December 31, 2011, 2010 and 2009 (in thousands)

	2011	2010	2009
REVENUES

Premiums	$28,648	$29,477	$13,431
Policy charges and fee income	824,808	741,190	392,753
Net investment income	306,010	377,109	494,733
Asset administration fees and other income	291,629	290,210	197,672
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(23,624)	(42,228)	(23,497)
Other-than-temporary impairments on fixed maturity securities transferred to
Other Comprehensive Income	22,662	39,224	11,890
Other realized investment gains (losses), net	72,745	139,043	48,574

Total realized investment gains (losses), net	71,783	136,039	36,967

Total revenues	1,522,878	1,574,025	1,135,556

BENEFITS AND EXPENSES

Policyholders’ benefits	128,149	40,911	4,414
Interest credited to policyholders’ account balances	554,197	371,798	409,057
Amortization of deferred policy acquisition costs	814,131	202,568	319,806
General administrative and other expenses	437,457	413,466	370,162

Total benefits and expenses	1,933,934	1,028,743	1,103,439

Income (loss) from operations before income taxes	(411,056)	545,282	32,117

Income taxes:
Current	32,230	(28,619)	(239,796)
Deferred	(230,996)	152,320	188,355

Income tax (benefit) expense	(198,766)	123,701	(51,441)

NET INCOME	$(212,290)	$421,581	$83,558

Change in net unrealized investment gains (losses), net of taxes	(29,520)	48,894	146,971

COMPREHENSIVE INCOME (LOSS)	$(241,810)	$470,475	$230,529

See Notes to Financial Statements

Prudential Annuities Life Assurance Corporation

Statements of Equity

Years Ended December 31, 2011, 2010 and 2009 (in thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total equity
Balance, December 31, 2008	$2,500	$974,921	$729,100	$(5,946)	$1,700,575
Net income	—	—	83,558	—	83,558
Impact of adoption of new guidance for other-than-temporary impairments of debt securities, net of taxes	—	—	8,707	(8,707)	—
Distribution to parent	—	—	(23,195)	—	(23,195)
Other comprehensive income, net of taxes	—	—	—	146,971	146,971

Balance, December 31, 2009	$2,500	$974,921	$798,170	$132,318	$1,907,909

Net income	—	—	421,581	—	421,581
Distribution to parent	—	—	(470,000)	—	(470,000)
Other comprehensive income, net of taxes	—	—	—	48,894	48,894

Balance, December 31, 2010	$2,500	$974,921	$749,751	$181,212	$1,908,384

Net loss	—	—	(212,290)	—	(212,290)
Distribution to parent	—	(92,251)	(495,580)	—	(587,831)
Other comprehensive loss, net of taxes	—	—	—	(29,520)	(29,520)

Balance, December 31, 2011	$2,500	$882,670	$41,881	$151,692	$1,078,743

See Notes to Financial Statements

Prudential Annuities Life Assurance Corporation

Statements of Cash Flows

Years Ended December 31, 2011, 2010 and 2009 (in thousands)

	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net lncome (Loss)	$(212,290)	$421,581	$83,558
Adjustments to reconcile net income to net cash provided by operating activities:
Policy charges and fee income	40,573	91,816	171,087
Realized investment (gains) losses, net	(71,783)	(136,039)	(36,967)
Amortization and depreciation	(3,970)	(16,328)	(12,874)
Interest credited to policyholders’ account balances	554,197	371,798	409,057
Change in:
Future policy benefit reserves	283,546	165,209	2,192
Accrued investment income	1,412	13,816	14,698
Trading account assets	1,643	1,425	(9,721)
Net (payable) receivable to affiliates	(31,638)	109,411	(34,208)
Deferred sales inducements	(68,370)	(182,823)	(293,388)
Deferred policy acquisition costs	767,532	(108,633)	(335,045)
Income taxes (receivable) payable	(186,985)	336,553	(51,660)
Reinsurance recoverable	(264,470)	(229,099)	(117,214)
Other, net	(14,067)	18,125	(47,005)

Cash Flows From (Used in) Operating Activities	$795,330	$856,812	$(257,490)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity of:
Fixed maturities, available-for-sale	$1,668,465	$1,917,959	$7,208,289
Equity securities, available-for-sale	10,054	7,478	13,900
Commercial mortgage and other loans	98,940	14,018	57,393
Trading account assets	44,977	6,230	9,733
Policy loans	1,384	822	45
Other long-term investments	1,775	589	445
Short-term investments	6,323,322	5,097,995	5,566,265
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(1,414,340)	(676,652)	(3,090,497)
Equity securities, available-for-sale	(2,643)	(5,000)	(19,636)
Commercial mortgage and other loans	(110,069)	(72,504)	(61,445)
Trading account assets	(3,007)	(4,574)	(24,061)
Policy loans	(941)	(2,620)	(319)
Other long-term investments	(24,572)	(48,979)	(14,428)
Short-term investments	(6,332,538)	(4,620,729)	(6,017,771)
Notes receivable from parent and affiliates, net	4,346	10,906	—
Other, net	(1,020)	(663)	—

Cash Flows From Investing Activities	$264,133	$1,624,276	$3,627,913

CASH FLOWS USED IN FINANCING ACTIVITIES:
Distribution to Parent	$(587,831)	$(470,000)	$(23,195)
Decrease in future fees payable to Parent, net	—	—	(749)
Cash collateral for loaned securities	38,674	(176,407)	(5,843)
Securities sold under agreement to repurchase	—	(602)	602
Proceeds from the issuance of debt (maturities longer than 90 days)	—	—	600,000
Repayments of debt (maturities longer than 90 days)	(175,000)	—	(4,547)
Net (decrease) increase in short-term borrowing	(2,251)	(24,531)	(131,683)
Drafts outstanding	(22,376)	16,158	4,017
Policyholders’ account balances
Deposits	2,665,921	2,767,101	3,364,812
Withdrawals	(2,968,226)	(4,663,868)	(7,128,838)

Cash Flows Used in Financing Activities	$(1,051,089)	$(2,552,149)	$(3,325,424)

Net increase (decrease) in cash and cash equivalents	8,374	(71,061)	44,999
Cash and cash equivalents, beginning of period	487	71,548	26,549

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,861	$487	$71,548

SUPPLEMENTAL CASH FLOW INFORMATION

Income taxes (received) paid	$(11,781)	$(212,852)	$(11)

Interest paid	$35,913	$36,554	$11,608

See Notes to Financial Statements

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

1.	BUSINESS

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

The most significant estimates include those used in determining deferred policy acquisition costs and related amortization;; amortization of sales inducements; future policy benefits including guarantees; valuation of investments including derivatives and the recognition of other-than-temporary impairments (“OTTI”); provision for income taxes and valuation of deferred tax assets; and reserves for contingent liabilities, including reserves for losses in connection with unresolved legal matters.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

2.	ACCOUNTING POLICIES AND PRONOUNCEMENTS

Investments in Debt and Equity Securities and Commercial Mortgage and Other Loans

The Company’s principal investments are fixed maturities; trading account assets; equity securities; and short-term investments. The accounting policies related to each are as follows:

Fixed maturities are comprised of bonds, notes and redeemable preferred stock. Fixed maturities classified as “available-for-sale” are carried at fair value. See Note 10 for additional information regarding the determination of fair value. The amortized cost of fixed maturities is adjusted for amortization of premiums and accretion of discounts to maturity. Interest income, as well as the related amortization of premium and accretion of discount is included in “Net investment income” under the effective yield method. For mortgage-backed and asset-backed securities, the effective yield is based on estimated cash flows, including prepayment assumptions based on data from widely accepted third-party data sources or internal estimates. In addition to prepayment assumptions, cash flow estimates vary based on assumptions regarding the underlying collateral including default rates and changes in value. These assumptions can significantly impact income recognition and the amount of other-than-temporary impairments recognized in earnings and other comprehensive income. For high credit quality mortgage-backed and asset-backed securities (those rated AA or above), cash flows are provided quarterly, and the amortized cost and effective yield of the security are adjusted as necessary to reflect historical prepayment experience and changes in estimated future prepayments. The adjustments to amortized cost are recorded as a charge or credit to net investment income in accordance with the retrospective method. For asset-backed and mortgage-backed securities rated below AA, the effective yield is adjusted prospectively for any changes in estimated cash flows. See the discussion below on realized investment gains and losses for a description of the accounting for impairments. Unrealized gains and losses on fixed maturities classified as “available-for-sale,” net of tax, and the effect on deferred policy acquisition costs, value of business acquired, deferred sales inducements and future policy benefits that would result from the realization of unrealized gains and losses, are included in “Accumulated other comprehensive income (loss)” or (“AOCI”.)

Trading account assets, at fair value, represents equity securities held in support of a deferred compensation plan and other fixed maturity securities carried at fair value. Realized and unrealized gains and losses for these assets are reported in “Asset administration fees and other income.” Interest and dividend income from these investments is reported in “Net investment income.”

Equity securities, available-for-sale are comprised of common stock, and non-redeemable preferred stock, and are carried at fair value. The associated unrealized gains and losses, net of tax, and the effect on deferred policy acquisition costs, value of business acquired, deferred sales inducements, and future policy benefits that would result from the realization of unrealized gains and losses, are included in “Accumulated other comprehensive income (loss)”. The cost of equity securities is written down to fair value when a decline in value is considered to be other-than-temporary. See the discussion below on realized investment gains and losses for a description of the accounting for impairments. Dividends from these investments are recognized in “Net investment income” when declared.

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

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

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

The allowance for losses includes a loan specific reserve for each impaired loan that has a specifically identified loss and a portfolio reserve for probable incurred but not specifically identified losses. For impaired commercial mortgage and other loans the allowances for losses are determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or based upon the fair value of the collateral if the loan is collateral dependent. The portfolio reserves for probable incurred but not specifically identified losses in the commercial mortgage and agricultural loan portfolio segments considers the current credit composition of the portfolio based on an internal quality rating, (as described above). The portfolio reserves are determined using past loan experience, including historical credit migration, loss probability and loss severity factors by property type. These factors are reviewed each quarter and updated as appropriate.

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

Other long-term investments consist of the Company’s investments in joint ventures and limited partnerships, as well as wholly-owned investment real estate and other investments. Joint venture and partnership interests are generally accounted for using the equity method of accounting. In certain instances in which the Company’s partnership interest is so minor (generally less than 3%) that it exercises virtually no influence over operating and financial policies, the Company applies the cost method of accounting. The Company’s income from investments in joint ventures and partnerships accounted for using the equity method or cost method is included in “Net investment income.” The carrying value of these investments is written down, or impaired, to fair value when a decline in value is considered to be other-than-temporary. In applying the equity method or the cost method (including assessment for other-than-temporary impairment), the Company uses financial information provided by the investee, generally on a one to three month lag.

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

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

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

Under the authoritative guidance for the recognition and presentation of other-than-temporary impairments for debt securities an other-than-temporary impairment must be recognized in earnings for a debt security in an unrealized loss position when an entity either (a) has the intent to sell the debt security or (b) more likely than not will be required to sell the debt security before its anticipated recovery. For all debt securities in unrealized loss positions that do not meet either of these two criteria, the guidance requires that the Company analyze its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the debt security prior to impairment. The Company may use the estimated fair value of collateral as a proxy for the net present value if it believes that the security is dependent on the liquidation of collateral for recovery of its investment. If the net present value is less than the amortized cost of the investment an other-than-temporary impairment is recognized.

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

The new cost basis of an impaired security is not adjusted for subsequent increases in estimated fair value. In periods subsequent to the recognition of an other-than-temporary impairment, the impaired security is accounted for as if it had been purchased on the measurement date of the impairment. For debt securities, the discount (or reduced premium) based on the new cost basis may be accreted into net investment income in future periods, including increases in cash flow on a prospective basis. In certain cases where there are decreased cash flow expectations, the security is reviewed for further cash flow impairments.

Derivative Financial Instruments

Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices or the values of securities, credit spreads, market volatility, expected returns, and liquidity. Values can also be affected by changes in estimates and assumptions, including those related to counterparty behavior and non performance risk used in valuation models. Derivative financial instruments generally used by the Company include swaps and options. Derivative positions are carried at fair value, generally by obtaining quoted market prices or through the use of valuation models.

Derivatives are used to manage the characteristics of the Company’s asset/liability mix, and to manage the interest rate and currency characteristics of assets or liabilities. Additionally, derivatives may be used to seek to reduce exposure to interest rate, credit, foreign currency, and equity risks associated with assets held or expected to be purchased or sold, and liabilities incurred or expected to be incurred. As discussed below and in Note 10, all realized and unrealized changes in fair value of derivatives, with the exception of the effective portion of cash flow hedges, are recorded in current earnings. Cash flows from derivatives are reported in the operating and investing activities sections in the Unaudited Interim Statements of Cash Flows based on the nature and purpose of the derivative.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

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

If it is determined that a derivative no longer qualifies as an effective cash flow hedge or management removes the hedge designation, the derivative will continue to be carried on the balance sheet at its fair value, with changes in fair value recognized currently in “Realized investment gains (losses), net.” In this scenario, the hedged asset or liability under a fair value hedge will no longer be adjusted for changes in fair value and the existing basis adjustment is amortized to the income statement line associated with the asset or liability. The component of “Accumulated other comprehensive income (loss)” related to discontinued cash flow hedges is reclassified to the income statement line associated with the hedged cash flows consistent with the earnings impact of the original hedged cash flows.

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

The Company is a party to financial instruments that contain derivative instruments that are “embedded” in the financial instruments. At inception, the Company assesses whether the economic characteristics of the embedded instrument are clearly and closely related to the economic characteristics of the remaining component of the financial instrument (i.e., the host contract) and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that (1) the embedded instrument possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded instrument qualifies as an embedded derivative that is separated from the host contract, carried at fair value, and changes in its fair value are included in “Realized investment gains (losses), net”. For certain financial instruments that contain an embedded derivative that otherwise would need to be bifurcated and reported at fair value, the Company may elect to classify the entire instrument as a trading account asset and report it within “Other trading account assets, at fair value.” The Company has sold variable annuity products, which may include guaranteed benefit features that are accounted for as embedded derivatives. The Company has entered into reinsurance agreements to transfer the risk related to the embedded derivatives contained in certain insurance product to affiliates. These reinsurance agreements are derivatives and have been accounted in the same manner as the guaranteed benefit feature.

Cash and cash equivalents

Cash and cash equivalents include cash on hand, amounts due from banks, money market instruments, and other debt instruments with maturities of three months or less when purchased, other than cash equivalents that are included in “Trading account assets, at fair value.” The Company also engages in overnight borrowing and lending of funds with Prudential Financial and affiliates which are considered cash and cash equivalents.

Value of business acquired

As a result of certain acquisitions and the application of purchase accounting, the Company reports a financial asset representing the value of business acquired (“VOBA”). VOBA includes an explicit adjustment to reflect the cost of capital attributable to the acquired insurance contracts. VOBA represents an adjustment to the stated value of inforce insurance contract liabilities to present them at fair value, determined as of the acquisition date. VOBA balances are subject to recoverability testing, in the manner in which it was acquired, at the end of each reporting period to ensure that the balance does not exceed the present value of anticipated gross profits. The Company has established a VOBA asset primarily for its acquisition of American Skandia Life Assurance Corporation. For acquired annuity contracts, future positive cash flows generally include fees and other charges assessed to the contracts as long as they remain in force as well as fees collected upon surrender, if applicable, while future negative cash flows include costs to administer contracts and benefit payments. In addition, future cash flows with respect to acquired annuity business

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

include the impact of future cash flows expected from the guaranteed minimum death and income benefit provisions. For acquired annuity contracts, VOBA is amortized in proportion to estimated gross profits arising from the contracts and anticipated future experience, which is evaluated regularly. See Note 5 for additional information regarding value of business acquired.

Deferred policy acquisition costs

Costs that vary with and that are related primarily to the production of new insurance and annuity business are deferred to the extent such costs are deemed recoverable from future profits. Such DAC costs include commissions, costs of policy issuance and underwriting, and variable field office expenses that are incurred in producing new business. See below under “Future Adoption of New Accounting Pronouncements” for a discussion of the new authoritative guidance adopted effective January 1, 2012, regarding which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. In each reporting period, capitalized DAC is amortized to “Amortization of deferred policy acquisition costs,” net of the accrual of imputed interest on DAC balances. DAC is subject to recoverability testing at the end of each reporting period to ensure that the balance does not exceed the present value of anticipated gross profits, less benefits and maintenance expenses. DAC, for applicable products, is adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in “Accumulated other comprehensive income (loss).”

Policy acquisition costs are deferred and amortized over the expected life of the contracts (approximately 25 years) in proportion to gross profits arising principally from investment results, mortality and expense margins, and surrender charges, based on historical and anticipated future experience, which is updated periodically. The Company uses a reversion to the mean approach to derive the blended future rate of return assumptions. However, if the projected future rate of return calculated using this approach is greater than the maximum future rate of return assumption, the maximum future rate of return is utilized in deriving the blended future rate of return assumption. In addition to the gross profit components previously mentioned, the impact of the embedded derivatives associated with certain optional living benefit features of the Company’s variable annuity contracts and related hedging activities are also included in actual gross profits used as the basis for calculating current period amortization and, in certain instances, managements estimate of total gross profits used for setting the amortization rate, regardless of which affiliated legal entity this activity occurs. In calculating gross profits, profits and losses related to contracts issued by the Company that are reported in affiliated legal entities other than the Company as a result of, for example, reinsurance agreement with those affiliated entities, are also included. Incorporating all product-related profits and losses in gross profits, including those that are reported in affiliated legal entities, produces a DAC amortization pattern representative of the total economics of the products. The effect of changes to estimated gross profits on unamortized DAC is reflected in the amortization of deferred policy acquisition costs in the period such estimated gross profits are revised.

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

Separate account assets and liabilities

Separate account assets are reported at fair value and represent segregated funds that are invested for certain policyholders. “Separate account assets” are predominantly shares in Advanced Series Trust formerly known as American Skandia Trust co-managed by AST Investment Services, Incorporated (“ASISI”) formerly known as American Skandia Investment Services, Incorporated and Prudential Investments LLC, which utilizes various fund managers as sub-advisors. The remaining assets are shares in other mutual funds, which are managed by independent investment firms. The contractholder has the option of directing funds to a wide variety of investment options, most of which invest in mutual funds. The investment risk on the variable portion of a contract is borne by the contractholder, except to the extent of minimum guarantees by the Company, which are not separate account liabilities. The assets of each account are legally segregated and are generally not subject to claims that arise out of any other business of the Company. The investment income and gains or losses for separate accounts generally accrue to the policyholders and are not included in the Company’s results of operations and Comprehensive Income. Mortality, policy administration and surrender charges on the accounts are included in “Policy charges and fee income”. Asset administration fees calculated on account assets are included in “Asset administration fees.” Separate account liabilities primarily represent the contractholder’s account balance in separate account assets and will be equal and offsetting to total separate account assets.

Deferred sales inducements

The Company provides sales inducements to contractholders, which primarily reflect an up-front bonus added to the contractholder’s initial deposit for certain annuity contracts. These costs are deferred and recognized in “Deferred sales inducements”. They are amortized using the same methodology and assumptions used to amortize DAC. Sales inducements balances are subject to recoverability testing at the end of each reporting period to ensure that the capitalized amounts do not exceed the present value of anticipated gross profits. The Company records amortization of deferred sales inducements in “Interest credited to policyholders’ account balances.” See Note 6 for additional information regarding sales inducements.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

Other assets and other liabilities

“Other assets” consist primarily of accruals for asset administration fees. “Other assets” also consist of state insurance licenses. Licenses to do business in all states have been capitalized and reflected at the purchase price of $4.0 million. Due to the adoption of authoritative guidance on accounting for Goodwill and Other Intangible Assets, the cost of the licenses is no longer being amortized but is subjected to an annual impairment test. As of December 31, 2011, the Company estimated the fair value of the state insurance licenses to be in excess of book value and, therefore, no impairment charge was required. See “Value of Business Acquired” for additional information.

“Other liabilities” consist primarily of accrued expenses, technical overdrafts and a liability to the participants of a deferred compensation plan. Other liabilities may also include derivative instruments for which fair values are determined as described above under “Derivative Financial Instruments”.

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

Revenues for fixed immediate annuity and fixed supplementary contracts with and without life contingencies consist of net investment income. In addition, revenues for fixed immediate annuity contracts with life contingencies also consist of single premium payments recognized as annuity considerations when received. Benefit reserves for these contracts are based on applicable actuarial standards with assumed interest rates that vary by contract year. Reserves for contracts without life contingencies are included in “Policyholders’ account balances” while reserves for contracts with life contingencies are included in “future policy benefits and other policyholder liabilities.” Assumed interest rates ranged from 1.00% to 8.25% at December 31, 2011, and from 1.00% to 8.25% at December 31, 2010.

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

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

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

Income taxes

The Company is a member of the federal income tax return of Prudential Financial and primarily files separate company state and local tax returns. Pursuant to the tax allocation arrangement with Prudential Financial, total federal income tax expense is determined on a separate company basis. Members with losses record tax benefits to the extent such losses are recognized in the federal tax provision.

Deferred income taxes are recognized, based on enacted rates, when assets and liabilities have different values for financial statement and tax reporting purposes. A valuation allowance is recorded to reduce a deferred tax asset to the amount expected to be realized.

See Note 8 for additional information regarding income taxes.

Adoption of New accounting pronouncements

In April 2011, FASB issued updated guidance clarifying which restructurings constitute troubled debt restructurings. It is intended to assist creditors in their evaluation of whether conditions exist that constitute a troubled debt restructuring. This new guidance is effective for the first interim or annual reporting period beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual reporting period of adoption. The Company’s adoption of this guidance in the third quarter of 2011 did not have a material effect on the Company’s financial position, results of operations, or financial statement disclosures.

In July 2010, the FASB issued updated guidance that requires enhanced disclosures related to the allowance for credit losses and the credit quality of a company’s financing receivable portfolio. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The Company adopted this guidance effective December 31, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning after December 15, 2010. The required disclosures are included above and in Note 3. In January 2011, the FASB deferred the disclosures required by this guidance related to troubled debt restructurings. These disclosures are effective for the first interim or annual reporting period beginning on or after June 15, 2011, concurrent with the effective date of guidance for determining what constitutes a troubled debt restructuring. The disclosures required by this guidance related to troubled debt restructurings were adopted in the third quarter of 2011 and are included above and in Note 3.

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

In January 2010, the FASB issued updated guidance that requires new fair value disclosures about significant transfers between Level 1 and 2 measurement categories and separate presentation of purchases, sales, issuances, and settlements within the roll forward of Level 3 activity. Also, this updated fair value guidance clarifies the disclosure requirements about level of disaggregation and valuation techniques and inputs. This new guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of Level 3 activity, which are effective for interim and annual reporting periods beginning after December 15, 2010. The Company adopted the guidance effective for interim and annual reporting periods beginning after December 15, 2009 on January 1, 2010. The Company adopted this guidance effective for interim and annual reporting periods beginning after December 15, 2010 on January 1, 2011. The required disclosures are provided in Note 10.

Future Adoption of New Accounting Pronouncements

In December 2011, the FASB issued updated guidance regarding the disclosure of offsetting assets and liabilities. This new guidance requires an entity to disclose information on both a gross basis and net basis about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This new guidance is effective for annual

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

reporting periods beginning on or after January 1, 2013, and interim reporting periods within those years, and should be applied retrospectively for all comparative periods presented. The Company is currently assessing the impact of the guidance on the Company’s financial position, results of operations, and financial statement disclosures.

In June 2011, the FASB issued updated guidance regarding the presentation of comprehensive income. The updated guidance eliminates the option to present components of other comprehensive income as part of the Statement of Equity. Under the updated guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance does not change the items that are reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. In December 2011, the FASB issued updated guidance deferring the requirement to separately present reclassifications from the components of other comprehensive income to the components of net income on the face of the financial statements. Companies are still required to adopt the other requirements of the updated guidance. This updated guidance, with the exception of the requirement to separately present reclassifications from the components of other comprehensive income to the components of net income, is effective for the first interim or annual reporting period beginning after December 15, 2011 and should be applied retrospectively. The Company expects this guidance to impact its financial statement presentation but not to impact the Company’s financial position or results of operations.

In May 2011, the FASB issued updated guidance regarding the fair value measurements and disclosure requirements. The updated guidance clarifies existing guidance related to the application of fair value measurement methods and requires expanded disclosures. This new guidance is effective for the first interim or annual reporting period beginning after December 15, 2011 and should be applied prospectively. The Company expects this guidance to have an impact on its financial statement disclosures but limited if any, impact on the Company’s financial position or results of operations.

In April 2011, the FASB issued updated guidance regarding the assessment of effective control for repurchase agreements. This new guidance is effective for the first interim or annual reporting period beginning on or after December 15, 2011 and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. The Company’s adoption of this guidance effective January 1, 2012 is not expected to have a material effect on the Company’s financial position, result of operations and financial statement disclosures.

In October 2010, the FASB issued authoritative guidance to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. Under the amended guidance, acquisition costs are to include only those costs that are directly related to the acquisition or renewal of insurance contracts by applying a model similar to the accounting for loan origination costs. An entity may defer incremental direct costs of contract acquisition with independent third parties or employees, that are essential to the contract transaction, as well as the portion of employee compensation, including payroll fringe benefits and other costs directly related to underwriting, policy issuance and processing, medical inspection, and contract selling for successfully negotiated contracts. This amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and permits, but does not require, retrospective application. The Company will adopt this guidance effective January 1, 2012, and will apply the retrospective method of adoption. Accordingly upon adoption, “Deferred policy acquisition costs” will be reduced with a corresponding reduction, net of taxes, to “Retained earnings” (and “Total equity”), as a result of acquisition costs previously deferred that are not eligible for deferral under the amended guidance. The Company estimates if the amended guidance were adopted as of December 31, 2011, retrospective adoption would reduce “Deferred policy acquisition costs” by approximately $90 million to $110 million, and reduce “Total equity” by approximately $67 million to $81 million. Since the Company ceased offering its existing variable annuity products in March 2010, the lower level of cost qualifying for deferral under this guidance will have a minimal impact on earnings in future periods. The initial “Deferred policy acquisition cost” write-off will result in a lower level of amortization going forward and increase earnings in future periods. While the adoption of this amended guidance changes the timing of when certain costs are reflected in the Company’s results of operations, it has no effect on the total acquisition costs to be recognized over time and will have no impact on the Company’s cash flows.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

3.	INVESTMENTS

Fixed Maturities and Equity Securities

The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) as of the dates indicated:

	December 31, 2011
					Other-than-
		Gross	Gross		temporary
	Amortized	Unrealized	Unrealized	Fair	impairments
	Cost	Gains	Losses	Value	in AOCI (3)
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$85,196	$839	$—	$86,035	$—
Obligations of U.S. states and their political subdivisions	90,807	9,268	—	100,075	—
Foreign government bonds	120,361	14,449	—	134,810	—
Corporate securities	3,526,879	365,170	4,336	3,887,713	(236)
Asset-backed securities (1)	172,390	9,798	4,804	177,384	(3,906)
Commercial mortgage-backed securities	463,576	28,189	8	491,757	—
Residential mortgage-backed securities (2)	379,486	16,562	55	395,993	(55)

Total fixed maturities, available-for- sale	$4,838,695	$444,275	$9,203	$5,273,767	$(4,197)

Equity securities, available-for-sale
Common Stocks
Industrial, miscellaneous & other	2,510	561	—	3,071	—

Total equity securities, available-for-sale	$2,510	$561	$—	$3,071	$—

(1)	Includes credit tranched securities collateralized by sub-prime mortgages, credit cards, education loans, and other asset types.
(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in “Accumulated other comprehensive income (loss),” or “AOCI,” which were not included in earnings. Amount excludes $2.4 million of net unrealized gains on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

	December 31, 2010
					Other-than-
		Gross	Gross		temporary
	Amortized	Unrealized	Unrealized	Fair	impairments
	Cost	Gains	Losses	Value	in AOCI (3)
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$187,394	$5,911	$—	$193,305	$—
Obligations of U.S. states and their political Subdivisions	69,567	7,949	—	77,516	—
Foreign government bonds	122,152	14,361	—	136,513	—
Corporate securities	3,554,569	396,747	366	3,950,950	(235)
Asset-backed securities (1)	207,373	14,387	7,790	213,970	(12,200)
Commercial mortgage-backed securities	455,972	34,597	—	490,569	—
Residential mortgage-backed securities (2)	367,237	26,161	—	393,398	(76)

Total fixed maturities, available-for-sale	$4,964,264	$500,113	$8,156	$5,456,221	$(12,511)

Equity securities, available-for-sale
Common Stocks
Industrial, miscellaneous & other	5,000	542	—	5,542	—
Non-redeemable preferred stocks (4)	8,524	2,544	—	11,068	—
Perpetual preferred stocks (5)	960	64	47	977	—

Total equity securities, available-for-sale	$14,484	$3,150	$47	$17,587	$—

(1)	Includes credit tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in “Accumulated other comprehensive income (loss),” or “AOCI,” which were not included in earnings. Amount excludes $6.0 million of net unrealized gains on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.
(4)	$4.5 million of non-redeemable preferred stocks were sold in 2011. The remainder of the holdings deemed non-redeemable at year end were reclassified as redeemable and moved to fixed maturities.
(5)	Perpetual preferred stocks at year end were deemed Other Trading Account Assets in 2011.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

The amortized cost and fair value of fixed maturities by contractual maturities at December 31, 2011 are as follows:

	Available-for-Sale
	Amortized	Fair
	Cost	Value
	(in thousands)
Due in one year or less	$463,181	$475,192
Due after one year through five years	1,965,266	2,126,007
Due after five years through ten years	853,223	958,035
Due after ten years	541,573	649,399
Asset-backed securities	172,390	177,384
Commercial mortgage-backed securities	463,576	491,757
Residential mortgage-backed securities	379,486	395,993

Total	$4,838,695	$5,273,767

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

The following table depicts the sources of fixed maturity proceeds and related gross investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

	2011	2010	2009
	(in thousands)
Fixed maturities, available-for-sale
Proceeds from sales	$1,121,792	$1,422,218	$6,471,090
Proceeds from maturities/repayments	545,155	497,378	710,653
Gross investment gains from sales, prepayments, and maturities	75,580	131,492	231,977
Gross investment losses from sales and maturities	(223)	(1,801)	(1,731)

Fixed maturity and equity security impairments
Net writedowns for other-than-temporary impairment losses on fixed maturities recognized in earnings (1)	$(962)	$(3,004)	$(11,607)
Writedowns for impairments on equity securities	—	—	(1,936)

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

As discussed in Note 2, a portion of certain OTTI losses on fixed maturity securities are recognized in OCI. For these securities the net amount recognized in earnings (“credit loss impairments”) represents the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. Any remaining difference between the fair value and amortized cost is recognized in OCI. The following tables set forth the amount of pretax credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts.

	Year Ended December 31,	Year Ended December 31,
	2011	2010
	(in thousands)
Balance, beginning of period	$14,148	$13,038
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(11,446)	(1,027)
Credit loss impairments previously recognized on securities impaired to fair value during the period	—	—
Credit loss impairment recognized in the current period on securities not previously impaired	—	—
Additional credit loss impairments recognized in the current period on securities previously impaired	961	2,029
Increases due to the passage of time on previously recorded credit losses	340	609
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(461)	(501)

Balance, end of period	$3,542	$14,148

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

Trading Account Assets

The following table sets forth the composition of the Company’s “Trading account assets” as of the dates indicated:

	December 31, 2011		December 31, 2010
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(in thousands)
Fixed maturities:
Asset-backed securities	$30,800	$31,571	$66,205	$70,831
Equity securities	6,664	7,007	8,132	8,774

Total trading account assets	$37,464	$38,578	$74,337	$79,605

The net change in unrealized gains and losses from trading account assets still held at period end, recorded within “Asset administration fees and other income” was $(4.1) million, $1.6 million and $10.1 million during the years ended December 31, 2011, 2010 and 2009, respectively.

Commercial Mortgage and Other Loans

The Company’s commercial mortgage and other loans are comprised as follows, as of the dates indicated:

	December 31, 2011		December 31, 2010
		% of		% of
	Amount	Total	Amount	Total
	(in thousands)		(in thousands)
Commercial mortgage and other loans by property type:
Office buildings	$60,220	13.3%	$49,248	11.3%
Retail	68,369	15.1	62,078	14.3
Apartments/Multi-Family	114,900	25.5	124,709	28.7
Industrial buildings	144,513	32.1	142,003	32.7
Hospitality	9,289	2.1	8,524	2.0

Total commercial mortgage loans	397,291	88.1	386,562	89.0
Agricultural property loans	48,964	10.9	47,850	11.0
Other	4,605	1.0	—	0.0

Total commercial mortgage and other loans	450,860	100.0%	434,412	100.0%
Valuation allowance	(1,501)		(2,980)

Total net commercial mortgage and other loans by property type	$449,359		$431,432

The commercial mortgage and agricultural property loans are geographically dispersed throughout the United States, Canada and Asia with the largest concentrations in California (24%), New York (17%) and Ohio (11%) at December 31, 2011.

Activity in the allowance for losses for all commercial mortgage and other loans, as of the dates indicated, is as follows:

	December 31, 2011	December 31, 2010	December 31, 2009

Allowance for losses, beginning of year	$2,980	$2,897	$218
(Release of) addition to allowance for losses	(1,479)	83	2,679

Total Ending Balance (1)	$1,501	$2,980	$2,897

(1)	Agricultural loans represent $0.2 million, $0.2 million and $0.0 million of the ending allowance at December 31, 2011, 2010 and 2009, respectively.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans as of dates indicated:

	December 31, 2011	December 31, 2010
	Total Loans	Total Loans
	(in thousands)
Allowance for Credit Losses:
Ending Balance: individually evaluated for impairment (1)	$—	$416
Ending Balance: collectively evaluated for impairment (2)	1,501	2,564

Total ending balance	$1,501	$2,980

Recorded Investment: (3)
Ending Balance: individually evaluated for impairment (1)	$—	$3,782
Ending Balance: collectively evaluated for impairment (2)	450,860	430,630

Total ending balance, gross of reserves	$450,860	$434,412

(1)	There were no agricultural loans individually evaluated for impairments at December 31, 2011, 2010 and 2009, respectively.
(2)	Agricultural loans collectively evaluated for impairment had a recorded investment of $49.0 million and $48.0 million at December 31, 2011 and December 31, 2010, respectively and related allowance of $0.2 million for both periods.
(3)	Recorded investment reflects the balance sheet carrying value gross of related allowance.

Impaired loans include those loans for which it is probable that amounts due according to the contractual terms of the loan agreement will not all be collected. As shown in the table above, at December 31, 2011, there were no impaired commercial mortgage and other loans identified in management’s specific review of probable loan losses and related allowance. As of December 31, 2010 impaired loans identified in management’s specific review had a recorded investment of $3.8 million and related allowance of $0.4 million, all of which related to the hospitality property type. The average recorded investment in impaired loans with an allowance recorded, before the allowance for losses, was $3.0 million and $3.8 million at December 31, 2011 and December 31, 2010.

As of December 31, 2011 and, 2010 net investment income recognized on these loans totaled $0 million and $0.3 million. See Note 2 for information regarding the Company’s accounting policies for non-performing loans.

Impaired commercial mortgage and other loans with no allowance for losses are loans in which the fair value of the collateral or the net present value of the loans’ expected future cash flows equals or exceeds the recorded investment. The Company had no such loans at December 31, 2011 or December 31, 2010. See Note 2 for information regarding the Company’s accounting policies for non-performing loans.

As described in Note 2, loan-to-value and debt service coverage ratios are measures commonly used to assess the quality of commercial mortgage and other loans. As of December 31, 2011 and December 31, 2010, 85% or $384 million and 83% or $361 million of the recorded investment, respectively, had a loan-to-value ratio of less than 80%. As of December 31, 2011 and December 31, 2010, 96% and 74% of the recorded investment, respectively, had a debt service coverage ratio of 1.0X or greater. As of December 31, 2011, approximately $19 million or 4% of the recorded investment had a loan-to-value ratio greater than 100% or debt service coverage ratio less than 1.0X; none of which related to agricultural loans. As of December 31, 2010, approximately $113 million or 26% of the recorded investment had a loan-to-value ratio greater than 100% or debt service coverage ratio less than 1.0X; none of which related to agricultural loans.

All commercial mortgage and other loans were in current status including $3.1 million and $3.8 million of hospitality loans and $0 million and $5.0 million of office loans in non-accrual status at December 31, 2011 and 2010, respectively. See Note 2 for further discussion regarding nonaccrual status loans.

For the year ended December 31, 2011 the Company sold commercial mortgage loans to an affiliated company. See Note 13 for further discussion regarding related party transactions. There were no commercial mortgage and other loans sold or acquired in December 31, 2010

Commercial mortgage and other loans are occasionally restructured in a troubled debt restructuring. These restructurings generally include one or more of the following: full or partial payoffs outside of the original contract terms: changes to interest rates; extensions of maturity; or additions or modifications to covenants. Additionally, the Company may accept assets in full or partial satisfaction of the debt as part of a troubled debt restructuring. When restructurings occur, they are evaluated individually to determine whether the restructuring or modification constitutes a “troubled debt restructuring” as defined by authoritative accounting guidance. The Company’s outstanding investment related to commercial mortgage and other loans that have been restructured in a troubled debt restructuring is not material.

As of December 31, 2011 the Company has not committed to provide additional funds to borrowers that have been involved in a troubled debt restructuring.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

Other Long-term Investments

“Other long-term investments” are comprised as follows at December 31:

	2011	2010
	(in thousands)
Joint ventures and limited partnerships	$39,443	$24,476
Derivatives	152,102	51,000

Total other long-term investments	$191,545	$75,476

Net Investment Income

Net investment income for the years ended December 31, was from the following sources:

	2011	2010	2009
		(in thousands)
Fixed maturities, available-for-sale	$282,108	$349,906	$476,096
Equity securities, available-for-sale	278	932	858
Trading account assets	2,023	3,378	3,634
Commercial mortgage and other loans	28,044	26,665	20,863
Policy loans	902	986	626
Short-term investments and cash equivalents	724	1,334	2,628
Other long-term investments	1,016	2,101	344

Gross investment income	315,095	385,302	505,049
Less investment expenses	(9,085)	(8,193)	(10,316)

Net investment income	$306,010	$377,109	$494,733

Realized Investment Gains (Losses), Net

Realized investment gains (losses), net, for the years ended December 31, were from the following sources:

	2011	2010	2009
		(in thousands)
Fixed maturities	$74,395	$126,687	$218,639
Equity securities	1,996	(123)	(675)
Commercial mortgage and other loans	6,866	(84)	(2,679)
Derivatives	(11,366)	9,508	(178,444)
Other	(108)	51	126

Realized investment gains, net	$71,783	$136,039	$36,967

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

Net Unrealized Investment Gains (Losses)

Net unrealized investment gains and losses on securities classified as “available-for-sale” and certain other long-term investments and other assets are included in the Unaudited Interim Statements of Financial Position as a component of “Accumulated other comprehensive income (loss).” Changes in these amounts include reclassification adjustments to exclude from OCI those items that are included as part of “Net income” for a period that had been part of OCI in earlier periods. The amounts for the periods indicated below, split between amounts related to fixed maturity securities on which an OTTI loss has been recognized, and all other net unrealized investment gains and losses, are as follows:

Net Unrealized Investment Gains and Losses on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs, Deferred Sales Inducements and Value of Business Acquired	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2009	$(8,543)	$4,341	$1,488	$(2,714)
Net investment gains (losses) on investments arising during the period	(646)	—	229	(417)
Reclassification adjustment for (gains) losses included in net income	2,640	—	(935)	1,705
Reclassification adjustment for OTTI losses excluded from net income(1)	(11)	—	4	(7)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs, deferred sales inducements and value of business acquired	—	(1,489)	527	(962)

Balance, December 31, 2010	$(6,560)	$2,852	$1,313	$(2,395)

Net investment gains (losses) on investments arising during the period	(1,482)	—	519	(963)
Reclassification adjustment for (gains) losses included in net income	6,302	—	(2,206)	4,096
Reclassification adjustment for OTTI losses excluded from net income(1)	—	—	—	—
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs, deferred sales inducements and value of business acquired	—	(2,160)	756	(1,404)

Balance, December 31, 2011	$(1,740)	$692	$382	$(666)

(1)	Represents “transfers out” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

All Other Net Unrealized Investment Gains and Losses in AOCI

	Net Unrealized Gains/(Losses) on Investments (2)	Deferred Policy Acquisition Costs, Deferred Sales Inducements and Value of Business Acquired	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2009	$451,879	$(242,840)	$(74,007)	$135,032
Net investment gains (losses) on investments arising during the period	87,097	—	(30,485)	56,612
Reclassification adjustment for (gains) losses included in net income	(34,323)	—	12,013	(22,310)
Reclassification adjustment for OTTI losses excluded from net income(1)	11	—	(4)	7
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs, deferred sales inducements and value of business acquired	—	21,942	(7,680)	14,262

Balance, December 31, 2010	$504,664	$(220,898)	$(100,163)	$183,603

Net investment gains (losses) on investments arising during the period	19,706	—	(6,897)	12,809

Reclassification adjustment for (gains) losses included in net income	(82,693)	—	28,947	(53,746)
Reclassification adjustment for OTTI losses excluded from net income(1)	—	—	—	—
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs, deferred sales inducements and value of business acquired	—	14,911	(5,219)	9,692

Balance, December 31, 2011	$441,677	$(205,987)	$(83,332)	$152,358

(1)	Represents “transfers out” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.
(2)	Includes cash flow hedges. See Note 11 for additional information on cash flow hedges.

The table below presents net unrealized gains (losses) on investments by asset class as of the dates indicated:

	December 31, 2011	December 31, 2010	December 31, 2009
	(in thousands)
Fixed maturity securities on which an OTTI loss has been recognized	$(1,740)	$(6,560)	$(8,543)
Fixed maturity securities, available-for-sale - all other	436,812	498,517	445,470
Equity securities, available-for-sale	561	3,103	1,527
Affiliated notes	5,263	5,511	5,522
Derivatives designated as cash flow hedges (1)	(962)	(2,462)	(640)
Other long-term investments	3	(5)	—

Unrealized gains on investments and derivatives	$439,937	$498,104	$443,336

(1)	See Note 11 for more information on cash flow hedges.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

Duration of Gross Unrealized Loss Positions for Fixed Maturities and Equity Securities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities and equity securities have been in a continuous unrealized loss position, as of the dates indicated:

	December 31, 2011
	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$—	$—	$—	$—	$—
Corporate securities	129,881	4,010	1,130	326	131,011	4,336
Commercial mortgage-backed securities	7,014	8	—	—	7,014	8
Asset-backed securities	48,831	782	28,430	4,022	77,261	4,804
Residential mortgage-backed securities	484	55	—	—	484	55

Total	$186,210	$4,855	$29,560	$4,348	$215,770	$9,203

Equity securities, available-for-sale	$—	$—	$—	$—	$—	$—

	December 31, 2010
	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$—	$—	$—	$—	$—
Corporate securities	50,071	366	62	—	50,133	366
Commercial mortgage-backed securities	4,992	—	—	—	4,992	—
Asset-backed securities	25,905	199	42,402	7,591	68,307	7,790
Residential mortgage-backed securities	—	—	—	—	—	—

Total	$80,968	$565	$42,464	$7,591	$123,432	$8,156

Equity securities, available-for-sale	$—	$—	$746	$47	$746	$47

The gross unrealized losses, related to fixed maturities at December 31, 2011 and December 31, 2010 are composed of $5.4 million and $6.1 million, respectively, related to high or highest quality securities based on NAIC or equivalent rating and $3.8 million and $2.0 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. At December 31, 2011, $3.4 million of the gross unrealized losses represented declines in value of greater than 20%, $0.3 million of which had been in that position for less than six months, as compared to $4.7 million at December 31, 2010 that represented declines in value of greater than 20%, $0.9 million of which had been in that position for less than six months. At December 31, 2011, the $4.3 million of gross unrealized losses of twelve months or more were concentrated in asset backed securities, $1.7 million in services and $1.1 million in manufacturing sector of the Company’s corporate securities. At December 31, 2010, the $7.6 million of gross unrealized losses of twelve months or more were concentrated in asset backed securities.

In accordance with its policy described in Note 2, the Company concluded that an adjustment to earnings for other-than-temporary impairments for these securities was not warranted at December 31, 2011 or December 31, 2010. These conclusions are based on a detailed analysis of the underlying credit and cash flows on each security. The gross unrealized losses are primarily attributable to credit spread widening and increased liquidity discounts. At December 31, 2011, the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before the anticipated recovery of its remaining amortized cost basis.

At December 31, 2011 and December 31, 2010, there were no gross unrealized losses, related to equity securities that represented declines of greater than 20%. Perpetual preferred securities, which the Company invested in at December 31, 2010, have characteristics of both debt and equity securities. Since an impairment model similar to fixed maturity securities is applied to these securities, an other-than-temporary impairment has not been recognized on certain perpetual preferred securities that have been in a continuous unrealized loss position for twelve months or more as of December 31, 2010. In accordance with its policy described in Note 2, the Company concluded that an adjustment for other-than-temporary impairments for these equity securities was not warranted at December 31, 2010. At December 31, 2011, the Company no longer holds these investments.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

Securities Pledged and Special Deposits

The Company pledges as collateral investment securities it owns to unaffiliated parties through certain transactions, including securities lending, securities sold under agreements to repurchase and future contracts. At December 31, the carrying value of investments pledged to third parties as reported in the Statements of Financial Position included the following:

	2011	2010
	(in thousands)
Fixed maturity securities, available-for-sale - all other	$121,631	$84,248
Other trading account assets	—	—

Total securities pledged	$121,631	$84,248

The carrying amount of the associated liabilities supported by the pledged collateral was $125.9 million and $87.2 million at December 31, 2011 and December 31, 2010, respectively, which was “Cash collateral for loaned securities”.

Fixed maturities of $5.0 million at December 31, 2011 and 2010, respectively, were on deposit with governmental authorities or trustees as required by certain insurance laws.

4.	DEFERRED POLICY ACQUISITION COSTS

The balances of and changes in DAC as of and for the years ended December 31, are as follows:

	2011	2010	2009
	(in thousands)
Balance, beginning of year	$1,540,028	$1,411,571	$1,247,131
Capitalization of commissions, sales and issue expenses	46,599	311,201	654,851
Amortization - Impact of Assumption and experience unlocking and true-ups	(127,576)	64,645	32,681
Amortization - All Other	(686,555)	(267,212)	(352,487)
Changes in unrealized investment gains and losses	922	19,823	(170,605)
Other (1)	(16,235)	—	—

Balance, end of year	$757,183	$1,540,028	$1,411,571

(1)	Balance sheet reclassification between DAC and DSI relating to refinement in methodology for allocating DAC/DSI balances for cohorts with both DAC and DSI persistency credits. Refer to Footnote 6 for impact to DSI.

5.	VALUE OF BUSINESS ACQUIRED

Details of VOBA and related interest and gross amortization for the years ended December 31, are as follows:

	2011	2010	2009
	(in thousands)
Balance, beginning of period	$32,497	$52,596	$78,382
Amortization - Impact of assumption and experience unlocking and true-ups (1)	(1,489)	(1,494)	(2,020)
Amortization - All other (1)	(15,967)	(10,295)	(14,017)
Interest (2)	2,288	2,965	3,735
Change in unrealized gains/losses	11,681	(11,275)	(13,083)
Impact of adoption of SOP 05-01	—	—	(401)

Balance, end of year	$29,010	$32,497	$52,596

(1)	The weighted average remaining expected life of VOBA was approximately 4.32 years from the date of acquisition.
(2)	The interest accrual rate for the VOBA related to the businesses acquired was 4.81%, 4.97%, and 5.24% for years ended December 31, 2011, 2010, and 2009.

The following table provides estimated future amortization, net of interest, for the periods indicated (in thousands):

2012	$6,904
2013	4,692
2014	3,545
2015	2,724
2016	2,126
2017 and thereafter	9,019

Total	$29,010

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

6.	CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS

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

The assets supporting the variable portion of both traditional variable annuities and certain variable contracts with guarantees are carried at fair value and reported as “Separate account assets” with an equivalent amount reported as “Separate account liabilities.” Amounts assessed against the contractholders for mortality, administration, and other services are included within revenue in “Policy charges and fee income” and changes in liabilities for minimum guarantees are generally included in “Policyholders’ benefits”. In 2011, 2010 and 2009, there were no gains or losses on transfers of assets from the general account to a separate account.

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

The Company’s contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed may not be mutually exclusive. The liabilities related to the net amount at risk are reflected within “Future policy benefits.” As of December 31, 2011 and 2010, the Company had the following guarantees associated with its contracts, by product and guarantee type:

	December 31, 2011		December 31, 2010
	In the Event of Death	At Annuitization/ Accumulation (1)	In the Event of Death	At Annuitization/ Accumulation (1)
		(in thousands)
Variable Annuity Contracts

Return of net deposits
Account value	$39,351,144	N/A	$43,815,528	N/A
Net amount at risk	$1,082,996	N/A	$976,802	N/A
Average attained age of contractholders	62 years	N/A	62 years	N/A

Minimum return or contract value
Account value	$8,237,416	$38,565,164	$9,218,554	$42,097,269
Net amount at risk	$1,673,400	$2,870,646	$1,238,415	$1,568,201
Average attained age of contractholders	64 years	62 years	63 years	61 years
Average period remaining until expected annuitization	N/A	1 year	N/A	2 years

(1)	Includes income and withdrawal benefits described herein.

	December 31, 2011		December 31, 2010
	Unadjusted Value	Adjusted Value	Unadjusted Value	Adjusted Value
	(in thousands)
Variable Annuity Contracts
Market value adjusted annuities
Account value	$3,011,739	$3,099,583	$3,111,568	$3,314,734

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

Account balances of variable annuity contracts with guarantees were invested in separate account investment options as follows:

	December 31, 2011	December 31, 2010
	(in thousands)
Equity funds	$20,693,077	$27,923,398
Bond funds	18,290,156	15,396,934
Money market funds	3,707,408	4,682,136

Total	$42,690,641	$48,002,468

In addition to the above mentioned amounts invested in separate account investment options, $4.9 billion and $5.0 billion of account balances of variable annuity contracts with guarantees, inclusive of contracts with MVA features, were invested in general account investment options as of December 31, 2011 and 2010, respectively.

Liabilities for Guarantee Benefits

The table below summarizes the changes in general account liabilities for guarantees on variable contracts. The liabilities for guaranteed minimum death benefits (“GMDB”) and guaranteed minimum income benefits (“GMIB”) are included in “Future policy benefits” and the related changes in the liabilities are included in “Policyholders’ benefits.” Guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”), and guaranteed minimum income and withdrawal benefits (“GMIWB”) features are considered to be bifurcated embedded derivatives and are recorded at fair value. Changes in the fair value of these derivatives, including changes in the Company’s own risk of non-performance, along with any fees attributed or payments made relating to the derivative are recorded in “Realized investment gains (losses), net.” See Note 10 for additional information regarding the methodology used in determining the fair value of these embedded derivatives. The liabilities for GMAB, GMWB, and GMIWB are included in “Future policy benefits.” As discussed below, the Company and a reinsurance affiliate maintains a portfolio of derivative investments that serve as a partial hedge of the risks associated with these products, for which the changes in fair value are also recorded in “Realized investment gains (losses), net.” This portfolio of derivative investments does not qualify for hedge accounting treatment under U.S. GAAP.

	GMDB	GMAB/GMWB/ GMIWB	GMIB	Totals
		Variable Annuity
	(in thousands)
Beginning Balance as of December 31, 2008	$279,950	$2,111,241	$11,626	$2,402,817
Incurred guarantee benefits - Impact of assumption and experience unlocking and true-ups (1)	(87,363)	—	(7,146)	(94,509)
Incurred guarantee benefits (1)	74,684	(2,100,367)	2,603	(2,023,080)
Paid guarantee benefits	(86,076)	—	—	(86,076)

Beginning Balance as of December 31, 2009	181,195	10,874	7,083	199,152

Incurred guarantee benefits - Impact of assumption and experience unlocking and true-ups (1)	(56,363)	—	1,238	(55,125)
Incurred guarantee benefits (1)	52,890	153,408	5,056	211,354
Paid guarantee benefits	(47,232)	—	—	(47,232)

Beginning Balance as of December 31, 2010	130,490	164,282	13,377	308,149

Incurred guarantee benefits - Impact of assumption and experience unlocking and true-ups (1)	23,078	—	570	23,648
Incurred guarantee benefits (1)	60,428	1,619,312	504	1,680,244
Paid guarantee benefits	(36,278)	—	(74)	(36,352)

Balance as of December 31, 2011	$177,718	$1,783,594	$14,377	$1,975,689

(1)	Incurred guarantee benefits include the portion of assessments established as additions to reserve as well as changes in estimates affecting the reserves. Also includes changes in the fair value of features considered to be derivatives.

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

As part of its risk management strategy, the Company limits its exposure to these risks through a combination of product design elements, such as an asset transfer feature, and affiliated reinsurance agreements. The asset transfer feature included in the design of certain optional living benefits, transfers assets between certain variable investments selected by the annuity contractholder and, depending on the benefit feature, a fixed rate account in the general account or a bond portfolio within the separate accounts. The transfers are based on the static mathematical formula, used with the particular optional benefit, which considers a number of factors, including the impact of investment performance of the contractholder total account value. In general, negative investment performance may result in transfers to a fixed-rate account in the general account or a bond portfolio within the separate accounts, and positive investment performance may result in transfers back to contractholder-selected variable investments. Other product design elements utilized for certain products to manage these risks include asset allocation restrictions and minimum issuance age requirements. For risk management purposes the Company segregates the variable annuity living benefit features into those that include the asset transfer feature including certain GMIWB riders and certain GMAB riders that feature the GRO policyholder benefits; and those that do not include the asset transfer feature, including certain legacy GMIWB, GMWB, GMAB and GMIB riders. Living benefit riders that include the asset transfer feature also include GMDB riders, and as such the GMDB risk in these riders also benefits from the asset transfer feature.

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

Sales Inducements
(in thousands)
Beginning Balance as of December 31, 2008	$726,314
Capitalization	293,388
Amortization - Impact of assumption and experience unlocking and true-ups	6,938
Amortization - All other	(153,163)
Change in unrealized gains/losses	(71,601)

Balance as of December 31, 2009	801,876

Capitalization	182,823
Amortization - Impact of assumption and experience unlocking and true-ups	32,445
Amortization - All other	(232,542)
Change in unrealized gains/losses	11,905

Balance as of December 31, 2010	796,507

Capitalization	68,370
Amortization - Impact of assumption and experience unlocking and true-ups	(56,736)
Amortization - All other	(378,682)
Change in unrealized gains/losses	147
Other (1)	16,235

Balance as of December 31, 2011	$445,841

(1)	Balance sheet reclassification between DAC and DSI relating to refinement in methodology for allocating DAC/DSI balances for cohorts with both DAC and DSI persistency credits. Refer to Footnote 4 for impact to DAC.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

7.	REINSURANCE

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

The effect of reinsurance for the years ended December 31, 2011, 2010, and 2009, was as follows (in thousands):

	Gross	Unaffiliated Ceded	Affiliated Ceded	Net
2011
Policy charges and fee income - Life (1)	$3,711	$(439)	$—	$3,272
Policy charges and fee income - Annuity	825,000	(3,464)	—	821,536
Realized investment gains (losses), net	(1,224,770)	—	1,296,553	71,783
Policyholders’ benefits	128,873	(724)	—	128,149
General, administrative and other expenses	$442,185	$(924)	$(3,804)	$437,457

2010
Policy charges and fee income - Life (1)	$3,895	$(3,233)	$—	$662
Policy charges and fee income - Annuity	715,368	25,160	—	740,528
Realized investment gains (losses), net	216,875	—	(80,836)	136,039
Policyholders’ benefits	41,908	(997)	—	40,911
General, administrative and other expenses	$418,130	$(1,232)	$(3,432)	$413,466

2009
Policy charges and fee income - Life (1)	$4,086	$(1,328)	$—	$2,758
Policy charges and fee income - Annuity	401,957	(11,962)	—	389,995
Realized investment gains (losses), net	2,232,850	—	(2,195,883)	36,967
Policyholders’ benefits	4,414	—	—	4,414
General, administrative and other expenses	$374,509	$(2,337)	$(2,010)	$370,162

(1)	Life insurance inforce count at December 31, 2011, 2010 and 2009 was 2,118, 2,284 and 2,469, respectively.

The Company’s Statements of Financial Position also included reinsurance recoverables from Pruco Reinsurance, LTD (“Pruco Re”) and Prudential Insurance Company of America (“Prudential Insurance”) of $1,748.2 million at December 31, 2011 and $187.1 million at December 31, 2010.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

8.	INCOME TAXES

The components of income tax expense (benefit) for the years ended December 31, were as follows:

	2011	2010	2009
		(in thousands)
Current tax expense:
U.S.	$32,230	$(27,926)	$(239,798)
State and local	—	(693)	2

Total	$32,230	$(28,619)	$(239,796)

Deferred tax expense:
U.S.	(230,996)	152,557	185,760
State and local	—	(237)	2,595

Total	$(230,996)	$152,320	$188,355

Total income tax (benefit) expense on income from operations	(198,766)	123,701	(51,441)
Income Tax reported in equity related to:
Other comprehensive income (loss)	(15,895)	26,328	75,773
Cumulative effect of changes in accounting policy	—	—	4,772
Stock based compensation programs	—	—	—

Total income tax (benefit) expense	$(214,661)	$150,029	$29,104

The Company’s income (loss) from continuing operations before income taxes includes income (loss) from domestic operations of $(411.1) million, $545.3 million and $32.1 million, and no income from foreign operations for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company’s actual income tax expense on continuing operations for the years ended December 31, 2011, 2010, and 2009, differs from the expected amount computed by applying the statutory federal income tax rate of 35% to income from continuing operations before income taxes for the following reasons:

	2011	2010	2009
		(in thousands)
Expected federal income tax (benefit) expense	$(143,868)	$190,848	$11,241
Non taxable investment income	(47,451)	(55,497)	(56,870)
Tax credits	(7,517)	(11,290)	(6,150)
Prior year adjustments	—	—	—
State income taxes, net of federal benefit	—	(604)	1,688
Other	70	244	(1,350)

Total income tax (benefit) expense	$(198,766)	$123,701	$(51,441)

Deferred tax assets and liabilities at December 31, resulted from the items listed in the following table:

	2011	2010
	(in thousands)
Deferred tax assets

Insurance reserves	$470,084	$580,606
Investments	88,757	108,698
Compensation reserves	4,546	4,401
Other	1,695	—

Deferred tax assets	565,082	693,705

Deferred tax liabilities
VOBA and deferred acquisition cost	199,006	417,800
Net unrealized gains	154,314	175,199
Deferred annuity bonus	156,044	278,777
Other	—	12,251

Deferred tax liabilities	509,364	884,027

Net deferred tax asset (liability)	$55,718	$(190,322)

The application of U.S. GAAP requires the Company to evaluate the recoverability of deferred tax assets and establish a valuation allowance if necessary to reduce the deferred tax asset to an amount that is more likely than not expected to be realized. Considerable judgment is required in determining whether a valuation allowance is necessary, and if so, the amount of such valuation allowance. In evaluating the need for a valuation allowance the Company considers many factors, including: (1) the nature of the deferred tax assets and liabilities; (2) whether they are ordinary or

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

capital; (3) in which tax jurisdictions they were generated and the timing of their reversal; (4) taxable income in prior carryback years as well as projected taxable earnings exclusive of reversing temporary differences and carryforwards; (5) the length of time that carryovers can be utilized in the various taxing jurisdictions; (6) any unique tax rules that would impact the utilization of the deferred tax assets; and (7) any tax planning strategies that the Company would employ to avoid a tax benefit from expiring unused. Although realization is not assured, management believes it is more likely than not that the deferred tax assets, net of valuation allowances, will be realized. The company had no valuation allowance as of December 31, 2011, and 2010.

Management believes that based on its historical pattern of taxable income, the Company will produce sufficient income in the future to realize its deferred tax assets. Adjustments to the valuation allowance will be made if there is a change in management’s assessment of the amount of deferred tax asset that is realizable.

The Company had no unrecognized tax benefits as of December 31, 2011 and 2010.

The Company classifies all interest and penalties related to tax uncertainties as income tax expense. In December 31, 2011 and 2010, the Company recognized nothing in the statement of operations and recognized no liabilities in the statement of financial position for tax-related interest and penalties.

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

In August 2007, the IRS released Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the DRD related to variable life insurance and annuity contracts. In September 2007, the IRS released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54 and informed taxpayers that the U.S. Treasury Department and the IRS intend to address through new guidance the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts. On February 13, 2012, the Obama Administration released the “General Explanations of the Administration’s Revenue Proposals.” One proposal would change the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through guidance or legislation, could increase actual tax expense and reduce the Company’s net income. These activities had no impact on the Company’s 2009, 2010 or 2011 results.

The Company is not currently under audit by the IRS or any state or local jurisdiction for the years prior to 2009.

In 2009, the Company joined in filing the federal tax return with its ultimate parent, Prudential Financial. For tax years 2009 through 2011, the Company is participating in the IRS’s Compliance Assurance Program (“CAP”). Under CAP, the IRS assigns an examination team to review completed transactions contemporaneously during these tax years in order to reach agreement with the Company on how they should be reported in the tax returns. If disagreements arise, accelerated resolutions programs are available to resolve the disagreements in a timely manner before the tax returns are filed. It is management’s expectation this program will shorten the time period between the filing of the Company’s federal income tax returns and the IRS’s completion of its examination of the returns.

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

Statutory net income of the Company amounted to $177.0 million, $348.4 million, and $266.6 million, for the years ended December 31, 2011, 2010, and 2009, respectively. Statutory surplus of the Company amounted to $671.8 million and $936.0 million at December 31, 2011 and 2010, respectively.

Without prior approval of its domiciliary commissioner, dividends to shareholders are limited by the laws of the Company’s state of incorporation, Connecticut. The State of Connecticut restricts dividend payments to the greater of 10% of the prior year’s surplus or net gain from operations from the prior year. Net gain from operations is defined as income after taxes but prior to realized capital gains, as reported on the Summary of Operations. Based on 2011 net gain from operations, the Company is restricted to divided payments of $39.1 million in 2012 without prior approval. The Company received approval from the State of Connecticut for the 2011 and 2010 dividend payments to our ultimate parent, Prudential Financial.

On June 30, 2011, the Company paid an extra-ordinary dividend of $270 million to our ultimate parent, Prudential Financial. On November 30, 2011 the Company paid an ordinary dividend of $318 million to our ultimate parent, Prudential Financial. On November 23, 2010, the Company paid a dividend of $470 million of which $330 million was an ordinary dividend and $140 million was an extraordinary dividend to our ultimate parent, Prudential Financial.

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

Level 1 – Fair value is based on unadjusted quoted prices in active markets that are accessible to the Company for identical assets or liabilities. These generally provide the most reliable evidence and are used to measure fair value whenever available. Active markets are defined as having the following characteristics for the measured asset/liability: (i) many transactions, (ii) current prices, (iii) price quotes not varying substantially among market makers, (iv) narrow bid/ask spreads and (v) most information publicly available. The Company’s Level 1 assets and liabilities primarily include cash equivalents and certain short term investments, equity securities, and corporate securities that are traded in an active exchange market. Prices are obtained from readily available sources for market transactions involving identical assets or liabilities.

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

Level 3 – Fair value is based on at least one or more significant unobservable inputs for the asset or liability. These inputs reflect the Company’s assumptions about the inputs market participants would use in pricing the asset or liability. The Company’s Level 3 assets and liabilities primarily include: certain private fixed maturities and equity securities, certain manually priced public equity securities and fixed maturities, certain highly structured over-the-counter derivative contracts, and embedded derivatives resulting from certain products with guaranteed benefits. Prices are determined using valuation methodologies such as option pricing models, discounted cash flow models and other similar techniques. Non-binding broker quotes, which are utilized when pricing service information is not available, are reviewed for reasonableness based on the Company’s understanding of the market, and are generally considered Level 3. Under certain conditions, based on its observations of transactions in active markets, the Company may conclude the prices received from independent third party pricing services or brokers are not reasonable or reflective of market activity. In those instances, the Company may choose to over-ride the third-party pricing information or quotes received and apply internally developed values to the related assets or liabilities. To the extent the internally developed valuations use significant unobservable inputs, they are classified as Level 3. As of December 31, 2011 and December 31, 2010 these over-rides on a net basis were not material.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

Asset and Liabilities by Hierarchy Level – The tables below present the balances of assets and liabilities measured at fair value on a recurring basis, as of the dates indicated.

	As of December 31, 2011
	Level 1	Level 2	Level 3	Netting (2)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. government securities	$—	$86,035	$—	$—	$86,035
State and municipal securities	—	100,075	—	—	100,075
Foreign government securities	—	134,810	—	—	134,810
Corporate securities	6,705	3,791,350	89,658	—	3,887,713
Asset-backed securities	—	128,821	48,563	—	177,384
Commercial mortgage-backed securities	—	491,757	—	—	491,757
Residential mortgage-backed securities	—	395,993	—	—	395,993

Sub-total	6,705	5,128,841	138,221	—	5,273,767
Trading account assets:
Asset-backed securities	—	31,571	—	—	31,571
Equity securities	6,804	—	203	—	7,007

Sub-total	6,804	31,571	203	—	38,578

Equity securities, available-for-sale	3,071	—	—	—	3,071
Short-term investments	227,235	10,366	—	—	237,601
Cash equivalents	8,112	—	—	—	8,112
Other long term investments - PFI	—	191,144	970	(40,012)	152,102
Other long term investments - Unaffiliated	—	—	243	—	243
Reinsurance recoverable	—	—	1,747,757	—	1,747,757
Other assets	—	25,225	—	—	25,225

Sub-total excluding separate account assets	251,927	5,387,147	1,887,394	(40,012)	7,486,456
Separate account assets (1)	1,039,821	41,902,937	—	—	42,942,758

Total assets	$1,291,748	$47,290,084	$1,887,394	$(40,012)	$50,429,214

Future policy benefits	$—	$—	$1,783,595	$—	$1,783,595
Other liabilities	—	40,012	—	(40,012)	—

Total liabilities	$—	$40,012	$1,783,595	$(40,012)	$1,783,595

(1)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts.
(2)	“Netting” amounts represent the impact of offsetting asset and liability positions held with the same counterparty.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

	As of December 31, 2010
	Level 1	Level 2	Level 3	Netting (2)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. government securities	$—	$193,305	$—	$—	$193,305
State and municipal securities	—	77,516	—	—	77,516
Foreign government securities	—	136,513	—	—	136,513
Corporate Securities	—	3,876,695	74,255	—	3,950,950
Asset-backed securities	—	160,113	53,857	—	213,970
Commercial mortgage-backed securities	—	490,569	—	—	490,569
Residential mortgage-backed securities	—	393,398	—	—	393,398

Sub-total	—	5,328,109	128,112	—	5,456,221
Trading account assets:
Asset backed securities	—	70,831	—	—	70,831
Equity Securities	8,774	—	—	—	8,774

Sub-total	8,774	70,831	—	—	79,605

Equity securities, available-for-sale	16,611	976	—	—	17,587
Short-term investments	228,383	—	—	—	228,383
Other long-term investments	—	91,757	—	(40,757)	51,000
Reinsurance recoverable	—	—	186,735	—	186,735
Other assets	—	29,201	—	—	29,201

Sub-total excluding separate account assets	253,768	5,520,874	314,847	(40,757)	6,048,732
Separate account assets (1)	1,488,369	46,786,974	—	—	48,275,343

Total assets	$1,742,137	$52,307,848	$314,847	$(40,757)	$54,324,075

Future policy benefits	$—	$—	$164,283	$—	$164,283
Other liabilities	—	40,757	—	(40,757)	—

Total liabilities	$—	$40,757	$164,283	$(40,757)	$164,283

(1)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts.
(2)	Netting” amounts represent the impact of offsetting asset and liability positions held with the same counterparty.

The methods and assumptions the Company uses to estimate the fair value of assets and liabilities measured at fair value on a recurring basis are summarized below. Information regarding separate account assets is excluded as the risk associated with these assets is primarily borne by the Company’s customers and policyholders.

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

If the Company ultimately concludes that pricing information received from the independent pricing service is not reflective of market activity, non-binding broker quotes are used, if available. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may over-ride the information from the pricing service or broker with an internally developed valuation. As of December 31, 2011 and December 31, 2010 over-rides on a net basis were not material. Internally developed valuations or non-binding broker quotes are also used to determine fair value in circumstances where vendor pricing is not available. These estimates may use significant unobservable inputs, which reflect the Company’s own assumptions about the inputs market participants would use in pricing the asset. Circumstances where observable market data are not available may include events such as market illiquidity and credit events related to the security. Pricing service over-rides, internally developed valuations and non-binding broker quotes are generally included in Level 3 in the fair value hierarchy.

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

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

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

Equity Securities – Equity securities consist principally of investments in common, and non-redeemable preferred stock of publicly traded companies. The fair values of most publicly traded equity securities are based on quoted market prices in active markets for identical assets and are classified within Level 1 in the fair value hierarchy. The fair values of preferred equity securities are based on prices obtained from independent pricing services. These prices are then validated for reasonableness against recently traded market prices. Accordingly, these securities are generally classified within Level 2 in the fair value hierarchy.

Derivative Instruments – Derivatives are recorded at fair value either as assets, within “Other long-term investments,” or as liabilities, within “Other liabilities,” except for embedded derivatives which are recorded with the associated host contract. The fair values of derivative contracts are determined based on quoted prices in active exchanges or through the use of valuation models. The fair values of derivative contracts can be affected by changes in interest rates, foreign exchange rates, credit spreads, market volatility, expected returns, non-performance risk liquidity and other factors. Liquidity valuation adjustments are made to reflect the cost of exiting significant risk positions, and consider the bid-ask, spread, maturity, complexity, and other specific attributes of the underlying derivative position

The majority of the Company’s derivative positions are traded in the OTC derivative market and are classified within Level 2 in the fair value hierarchy. OTC derivatives classified within Level 2 are valued using models generally accepted in the financial services industry that use actively quoted or observable market input values from external market data providers, third-party pricing vendors and/or recent trading activity. The fair values of most OTC derivatives, including interest rate and cross currency swaps and single name credit default swaps are determined using discounted cash flow models. These models’ key assumptions include the contractual terms of the respective contract, along with significant observable inputs, including interest rates, currency rates, credit spreads, equity prices, index dividend yields non-performance risk and volatility, and are classified as Level 2.

To reflect the market’s perception of its own and the counterparty’s non-performance risk, the Company incorporates additional spreads over London Interbank Offered Rate (“LIBOR”) into the discount rate used in determining the fair value of OTC derivative assets and liabilities which are uncollateralized. The additional credit spread over LIBOR rates is determined taking into consideration publicly available information relating to the financial strength of the Company. The Company adjusts these credit spreads to remove any illiquidity risk premium, which is subject to a floor based on a percentage of the credit spread. Most OTC derivative contract inputs have bid and ask prices that are actively quoted or can be readily obtained from external market data providers. The Company’s policy is to use mid-market pricing in determining its best estimate of fair value.

Derivatives classified as Level 3 include first-to-default credit basket swaps and other structured products. These derivatives are valued based upon models with some significant unobservable market inputs or inputs from less actively traded markets. The fair values of first-to-default credit basket swaps are derived from relevant observable inputs (e.g. individual credit default spreads, interest rates and recovery rates), and unobservable model-specific input values such as correlation between different credits within the same basket. Other structured options and derivatives are valued using simulation models such as the Monte Carlo and other techniques. Level 3 methodologies are validated through periodic comparison of the Company’s fair values to broker-dealer values. As of December 31, 2011 and December 31, 2010, there were derivatives with the fair value of $970 thousand and $0 classified within Level 3, and all other derivatives were classified within Level 2. See Note 11 for more details on the fair value of derivative instruments by primary underlying.

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

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

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

The Company is also required to incorporate the market perceived risk of its own non-performance (“NPR”) in the valuation of the embedded derivatives associated with its optional living benefit features. Since insurance liabilities are senior to debt, the Company believes that reflecting the financial strength ratings of the Company in the valuation of the liability or contra-liability appropriately takes into consideration the Company’s own risk of non-performance. To reflect NPR, the Company incorporates an additional credit spread over LIBOR into the discount rate used in the valuations of the embedded derivatives associated with its optional living benefit features. The additional credit spread over LIBOR rates is determined taking into consideration publicly available information relating to the financial strength of the Company, as indicated by the credit spreads associated with funding agreements issued by an affiliated company. The Company adjusts these credit spreads to remove any illiquidity risk premium which is subject to a floor based on a percentage of the credit spread. The additional credit spread over LIBOR rates incorporated into the discount rate as of December 31, 2011 generally ranged from 150 to 250 basis points for the portion of the interest rate curve most relevant to these liabilities. This additional spread is applied at an individual contract level and only to individual living benefit contracts in a liability position and not to those in an contra-liability position.

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

Significant declines in interest rates and the impact of equity market declines on account values in 2011 drove increases in the embedded derivative liabilities associated with the optional living benefit features of the Company’s variable annuity products as of December 31, 2011. These factors, as well as widening of the spreads used in valuing non-performance risk NPR, also drove offsetting increases in the adjustment to incorporate the market-perceived risk of non-performance in the valuation of the embedded derivative. As of December 31, 2011, the fair value of the embedded derivatives associated with the optional living benefit features, before the adjustment for NPR, was a net liability of $4,162 million. This net liability was comprised of $4,188 million of individual living benefit contracts in a liability position net of $26 million of individual living benefit contracts in a contra-liability position. At December 31, 2011, our adjustment for NPR resulted in a $2,378 million cumulative decrease to the embedded derivative liability. As described in Note 5, the Company uses affiliated reinsurance as part of its risk and capital management strategies for certain of these optional living benefit features. As a result, the increases in these embedded derivative liabilities are largely offset by corresponding increases in reinsurance recoverable associated with the affiliated reinsurance agreements.

Transfers between Levels 1 and 2 – During the year ended December 31, 2011, there were no material transfers between Level 1 and Level 2.

Changes in Level 3 assets and liabilities – The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the year ended December 31, 2011, as well as the portion of gains or losses included in income for the year ended December 31, 2011 attributable to unrealized gains or losses related to those assets and liabilities still held at December 31, 2011.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

	Year Ended December 31, 2011
	Fixed Maturities Available-For- Sale - Corporate Securities	Fixed Maturities Available- For-Sale - Asset Backed Securities	Equity Securities - Available- For-Sale	Other Long- Term Investments - PFI	Reinsurance Recoverable	Other Trading Securities - Equity	Other Long Term Investments- Unaffiliated
	(in thousands)
Fair value, beginning of period assets/(liabilities)	$74,255	$53,857	$—	$—	$186,735	$—	$—
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	46	—	—	(1,285)	1,348,271	—	—
Asset management fees and other income	—	—	—	—	—	(27)	(19)
Included in other comprehensive income (loss)	5,472	206	1	—	—	—	—
Net investment income	4,579	430	—	—	—	—	—
Sales	—	—	(747)	—	—	—	—
Purchases	8,702	—	—	—	212,751	—	262
Settlements	(5,356)	(5,930)	—	—	—	—	—
Transfers into Level 3 (1)	51,135	—	976	2,255	—	—	—
Transfers out of Level 3 (1)	(49,175)	—	—	—	—	—	—
Other (3)	—	—	(230)	—	—	230	—

Fair value, end of period assets/(liabilities)	$89,658	$48,563	$—	$970	$1,747,757	$203	$243

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$—	$—	$—	$(1,311)	$1,356,358	$—	$—
Asset administration fees and other income	$—	$—	$—	$—	$—	$(27)	$(19)
Included in other comprehensive income (loss)	$15,215	$247	$1	$—	$—	$—	$—

Year Ended December 31, 2011
Future Policy Benefits
(in thousands)
Fair value, beginning of period assets/(liabilities)	$(164,283)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(1,396,276)
Purchases	—
Sales	—
Issuances	(223,036)
Settlements	—
Transfers into Level 3 (1)	—
Transfers out of Level 3 (1)	—

Fair Value, end of period	$(1,783,595)

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$(1,403,609)
Interest credited to policyholders’ account balances	$—
Included in other comprehensive income (loss)	$—

(1)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(2)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(3)	Other primarily represents reclasses of certain assets between reporting categories.

Transfers – As a part of an ongoing monitoring assessment of pricing inputs to ensure appropriateness of the level classification in the fair value hierarchy the Company may reassign level classification from time to time. As a result of such a review, in the first quarter of 2011, it was determined that the pricing inputs for perpetual preferred stocks provided by third party pricing services were primarily based on non-binding broker quotes which could not always be verified against directly observable market information. Consequently, perpetual preferred stocks were transferred into Level 3 within the fair value hierarchy. This represents the majority of the transfers into Level 3 for Equity Securities Available-for-Sale. Other transfers into Level 3 were primarily the result of unobservable inputs utilized within valuation methodologies and the use of broker quotes (that

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

could not be validated) when previously, information from third party pricing services (that could be validated) was utilized. Transfers out of Level 3 were primarily due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company was able to validate.

The following table provides a summary of the changes in fair value of Level 3 assets and liabilities for the year ended December 31, 2010, as well as the portion of gains or losses included in income for the year ended December 31, 2010 attributable to unrealized gains or losses related to those assets and liabilities still held at December 31, 2010.

	Year Ended December 31, 2010
	Fixed Maturities Available-For-Sale - Corporate Securities	Fixed Maturities Available-For- Sale - Foreign Government Bonds	Fixed Maturities Available-For-Sale - Asset-Backed Securities	Reinsurance Recoverable
	(in thousands)
Fair value, beginning of period assets/(liabilities)	$63,634	$1,219	$43,794	$40,351
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	1,083	—	(1,247)	(43,339)
Included in other comprehensive income (loss)	3,072	(12)	(963)	—
Net investment income	4,195	(1)	17	—
Purchases, sales, issuances and settlements	(10,830)	—	29,676	189,723
Transfers into Level 3 (1)	13,101	—	—	—
Transfers out of Level 3 (1)	—	(1,206)	(17,420)	—

Fair value, end of period assets/(liabilities)	$74,255	$—	$53,857	$186,735

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$—	$—	$(654)	$(40,069)
Asset management fees and other income	$—	$—	$—	$—
Included in other comprehensive income (loss)	$3,773	$(13)	$(963)	$—

	Year Ended December 31, 2010
	Future Policy Benefits	Other Liabilities
	(in thousands)
Fair value, beginning of period assets/(liabilities)	$(10,874)	$(53)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	45,258	53
Purchases, sales, issuances and settlements	(198,667)	—
Transfers into Level 3 (1)	—	—
Transfers out of Level 3 (1)	—	—

Fair value, end of period assets/(liabilities)	$(164,283)	$—

Unrealized gains (losses) for the period relating to Level 3 assets that were still held by the Company at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$42,759	$—
Interest credited to policyholders’ account balances	$—	$—
Included in other comprehensive income (loss)	$—	$—

(1)	Transfers into or out of level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(2)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

Transfers – Transfers out of Level 3 for Fixed Maturities Available-for-Sale – Asset-Backed Securities includes $17.4 million for the year ended December 31, 2010 resulting from the Company’s conclusion that the market for asset-backed securities collateralized by sub-prime mortgages has been becoming increasingly active, as evidenced by orderly transactions. The pricing received from independent pricing services could be validated by the Company, as discussed in detail above. Other transfers out of Level 3 were typically due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company was able to validate. Transfers into Level 3 were primarily the result of unobservable inputs utilized within valuation methodologies and the use of broker quotes (that could not be validated) when previously, information from third party pricing services (that could be validated) was utilized.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

The following table provides a summary of the changes in fair value of Level 3 assets and liabilities for the year ending December 31, 2009, as well as the portion of gains or losses included in income for twelve months ended December 31, 2009 attributable to unrealized gains or losses related to those assets and liabilities still held at December 31, 2009.

	Year Ended December 31, 2009
	Fixed Maturities Available-For- Sale - Foreign Government Bonds	Fixed Maturities Available- For-Sale - Corporate Securities	Fixed Maturities Available- For-Sale - Asset- Backed Securities	Reinsurance Recoverable	Other Liabilities (3)
	(in thousands)
Fair value, beginning of period	$977	$68,559	$21,188	$2,110,146	$(1,496)
Total gains (losses) (realized/unrealized)
Included in earnings:
Realized investment gains (losses), net	—	(449)	(5,173)	(2,162,496)	1,443
Included in other comprehensive income (loss)	243	(8,063)	17,767	—	—
Net investment income	(1)	3,637	156	—	—
Purchases, sales, issuances, and settlements	—	(963)	(1,411)	92,701	—
Transfers into (out of) level 3 (1)	—	913	11,267	—	—

Fair value, end of period of period assets/(liabilities)	$1,219	$63,634	$43,794	$40,351	$(53)

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$—	$(433)	$(4,894)	$(2,092,458)	$1,444
Asset management fees and other income	$—	$—	$—	$—	$—
Included in other comprehensive income (loss)	$243	$(8,025)	$17,767	$—	$—

Year Ended December 31, 2009
Future Policy Benefits
(in thousands)
Fair value, beginning of period of period assets/(liabilities)	$(2,111,241)
Total gains (losses) (realized/unrealized)
Included in earnings:
Realized investment gains (losses), net	2,195,856
Interest Credited to Policyholder Account Balances (SA Only)	—
Purchases, sales, issuances, and settlements	(95,489)
Transfers into (out of) level 3 (1)	—

Fair value, end of period of period assets/(liabilities)	$(10,874)

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$2,125,409
Interest credited to policyholder account	$—
Included in other comprehensive income (loss)	$—

(1)	Transfers into or out of level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(2)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(3)	Derivative instruments classified as Other Long-term Investments at December 31, 2008 were reclassified Other Liabilities at December 31, 2009 as they were in a net liability position.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

Transfers – Transfers into Level 3 for Fixed Maturities Available-for-Sale – Asset-Backed include $14.4 million for the year ended December 31, 2009, resulting from the Company’s conclusion that the market for asset-backed securities collateralized by sub-prime mortgages was an inactive market, as discussed in detail above. In addition to these sub-prime securities, transfers into Level 3 for Fixed Maturities Available-for-Sale – Corporate Securities and Asset-Backed Securities included transfers resulting from the use of unobservable inputs within valuation methodologies and the use of broker quotes (that could not be validated) when previously, information from third party pricing services (that could be validated) or models with observable inputs were utilized.

Transfers out of level 3 for Fixed Maturities Available-for-Sale – Asset-Backed Securities and – Corporate Securities were primarily due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company was able to validate.

Transfers out of level 3 for Separate Account Assets were primarily due to the reclassification of the underlying investment within the mutual funds as these funds had less exposure to Level 3 securities since the funds switched to vendor prices.

Fair Value of Financial Instruments – The Company is required to disclose the fair value of certain financial instruments including those that are not carried at fair value. For the following financial instruments the carrying amount equals or approximates fair value: fixed maturities classified as available-for-sale, trading account assets, equity securities, policy loans, short-term investments, cash and cash equivalents and separate accounts.

The following table discloses the Company’s financial instruments where the carrying amounts and fair values may differ:

	December 31, 2011		December 31, 2010
	Carrying value	Fair value	Carrying value	Fair value
	(in thousands)
Assets:
Commercial mortgage and other loans	$449,359	$490,151	$431,432	$465,099
Liabilities:
Investment Contracts - Policyholders’ Account Balances	$66,176	$66,659	$58,549	$58,679
Short-Term and Long-Term Debt	$627,803	$655,218	$805,054	$846,169

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

11.	DERIVATIVE INSTRUMENTS

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

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

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

Embedded Derivatives

The Company has sold variable annuity contracts that include certain optional living benefit features that are treated, for accounting purposes, as embedded derivatives. The Company has affiliated reinsurance agreements with Pruco Re and Prudential Insurance to transfer the risk related to certain of these embedded derivatives. The embedded derivatives related to the living benefit features and the related reinsurance agreements are carried at fair value. Mark-to-market changes in the fair value of the underlying contractual guarantees are determined using valuation models as described in Note 10, and are recorded in “Realized investment gains/(losses), net.”

The fair value of the living benefit feature embedded derivatives included in “Future policy benefits” was a liability of $1,784 million as of December 31, 2011 and liability of $164 million as of December 31, 2010. The fair value of the embedded derivatives related to the reinsurance of certain of these benefits to Pruco Re included in “Reinsurance Recoverable” was an asset of $1,748 million as of December 31, 2011 and an asset of $187 million as of December 31, 2010.

The Company invests in fixed maturities that, in addition to a stated coupon, provide a return based upon the results of an underlying portfolio of fixed income investments and related investment activity. The Company accounts for these investments as available-for-sale fixed maturities containing embedded derivatives. Such embedded derivatives are marked to market through “Realized investment gains (losses), net,” based upon the change in value of the underlying portfolio.

The table below provides a summary of the gross notional amount and fair value of derivatives contracts, excluding embedded derivatives which are recorded with the associated host, by the primary underlying. Many derivative instruments contain multiple underlyings.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

	December 31, 2011			December 31, 2010
	Notional	Fair Value		Notional	Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	(in thousands)
Qualifying Hedge Relationships
Currency/Interest Rate
Currency/Interest Rate	$47,702	$867	$(1,796)	$36,072	$152	$(2,606)

Total Qualifying Hedge Relationships	$47,702	$867	$(1,796)	$36,072	$152	$(2,606)

Non-qualifying Hedge Relationships
Interest Rate
Non Currency Swaps	$1,752,950	$162,428	$(8,546)	$913,700	$56,896	$(6,727)
Currency/Interest Rate
Foreign Currency Swaps	62,280	2,852	(4,975)	60,439	1,622	(6,829)
Credit
Credit Default Swaps	399,050	1,737	(2,165)	350,050	2,810	(3,104)
Equity
Equity Non Currency	199,446	1,067	(4,838)	10,310,187	30,278	(18,249)
Equity Options	2,798,732	23,161	(17.692)	64,327	—	(3,243)

Total Non-Qualifying Hedge Relationships	$5,212,458	$191,245	$(38,216)	$11,698,703	$91,606	$(38,152)

Total Derivatives (1)	$5,260,160	$192,112	$(40,012)	$11,734,775	$91,758	$(40,758)

(1)	Excludes embedded derivatives which contain multiple underlyings. The fair value of these embedded derivatives was a liability of $1,786.5 million as of December 31, 2011 and a liability of $166.8 million as of December 31, 2010 included in “Future policy benefits” and “Fixed maturities available-for-sale.”

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

The following table provides the financial statement classification and impact of derivatives used in qualifying and non-qualifying hedge relationships, excluding the offset of the hedged item in an effective hedge relationship:

	December 31, 2011
	Realized Investment Gains/(Losses)	Net Investment Income	Other Income	Accumulated Other Comprehensive Income
Cash flow hedges
Currency/Interest Rate	$—	$(89)	$1	$1,504

Total cash flow hedges	—	(89)	1	1,504

Non-qualifying hedges
Interest Rate	114,601	—	—	—
Currency/Interest Rate	1,281	—	—	—
Credit	915	—	—	—
Equity	(28,070)	—	—	—
Embedded Derivatives	(100,093)	—	—	—

Total non-qualifying hedges	(11,366)	—	—	—

Total	$(11,366)	$(89)	$1	$1,504

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

	December 31, 2010
	Realized Investment Gains/(Losses)	Net Investment Income	Other Income	Accumulated Other Comprehensive Income
Cash flow hedges
Currency/Interest Rate	$—	$61	$(26)	$(1,822)

Total cash flow hedges	—	61	(26)	(1,822)

Non-qualifying hedges
Interest Rate	53,077	—	—	—
Currency	—	—	—	—
Currency/Interest Rate	1,105	—	—	—
Credit	873	—	—	—
Equity	(10,865)	—	—	—
Embedded Derivatives	(34,682)	—	—	—

Total non-qualifying hedges	9,508	—	—	—

Total	$9,508	$61	$(26)	$(1,822)

	December 31, 2009
	Realized Investment Gains/(Losses)	Net Investment Income	Other Income	Accumulated Other Comprehensive Income
Cash flow hedges
Currency/Interest Rate	$—	$3	$(10)	$(640)

Total cash flow hedges	—	3	(10)	(640)

Non-qualifying hedges
Interest Rate	(108,177)	—	—	—
Currency	—	—	—	—
Currency/Interest Rate	(4,321)	—	—	—
Credit	10,630	—	—	—
Equity	(78,391)	—	—	—
Embedded Derivatives	1,815	—	—	—

Total non-qualifying hedges	(178,444)	—	—	—

Total	$(178,444)	$3	$(10)	$(640)

(1)	Amounts deferred in accumulated other comprehensive income (loss)
(2)	Primarily includes the following: 1) mark-to-market on embedded derivatives of $1,619.3 million; 2) fees ceded of $264 million; offset by 3) change in reinsurance recoverable of $1,561 million; and 4) fees attributed to embedded derivative of $223 million as of December 31, 2011.

For the years ended December 31, 2011, 2010 and 2009 the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations and there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.

Presented below is a roll forward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in thousands)

Balance, December 31, 2010	$(2,462)
Net deferred gains on cash flow hedges from January 1 to December 31, 2011	1,415
Amount reclassified into current period earnings	85

Balance, December 31, 2011	$(962)

As of December 31, 2011, the Company does not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 15 years. Income amounts deferred in “Accumulated Other Comprehensive Income (Loss)” as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” in the Unaudited Interim Statements of Equity.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

Credit Derivatives Written

The following table sets forth the composition of the Company’s credit derivatives where it has written credit protection, excluding embedded derivatives contained in externally-managed investments in European markets, by industry category as of the dates indicated.

	December 31, 2011		December 31, 2010
Industry	Notional	Fair Value	Notional	Fair Value
	(in thousands)
Corporate Securities:
Manufacturing	$40,000	$157	$40,000	$249
Finance	54,000	95	—	—
Food/Beverage	55,000	315	55,000	479
Aerospace/Defense	50,000	158	50,000	345
Chemical	40,000	248	40,000	468
Other	130,000	667	130,000	1,130

Total Credit Derivatives	$369,000	$1,640	$315,000	$2,671

The Company writes credit derivatives under which the Company is obligated to pay a related party counterparty the referenced amount of the contract and receive in return the defaulted security or similar security. The Company’s maximum amount at risk under these credit derivatives, assuming the value of the underlying referenced securities become worthless, is $369 million notional of credit default swap (“CDS”) selling protection at December 31, 2011. These credit derivatives generally have maturities of 10 years or less.

The Company holds certain externally-managed investments in the European market which contain embedded derivatives whose fair value are primarily driven by changes in credit spreads. These investments are medium term notes that are collateralized by investment portfolios primarily consisting of investment grade European fixed income securities, including corporate bonds and asset-backed securities, and derivatives, as well as varying degrees of leverage. The notes have a stated coupon and provide a return based on the performance of the underlying portfolios and the level of leverage. The Company invests in these notes to earn a coupon through maturity, consistent with its investment purpose for other debt securities. The notes are accounted for under U.S. GAAP as available-for-sale fixed maturity securities with bifurcated embedded derivatives (total return swaps). Changes in the value of the fixed maturity securities are reported in Equity under the heading “Accumulated Other Comprehensive Income (Loss)” and changes in the market value of the embedded total return swaps are included in current period earnings in “Realized investment gains (losses), net.” The Company’s maximum exposure to loss from these investments was $7 million and $8 million at December 31, 2011 and December 31, 2010, respectively.

In addition to writing credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of December 31, 2011 and December 31, 2010, the Company had $30 million and $35 million of outstanding notional amounts, respectively reported at fair value as a liability of $2 million and fair value as an asset of $3 million, respectively.

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

Under fair value measurements, the Company incorporates the market’s perception of its own and the counterparty’s non-performance risk in determining the fair value of the portion of its OTC derivative assets and liabilities that are uncollateralized. Credit spreads are applied to the derivative fair values on a net basis by counterparty. To reflect the Company’s own credit spread a proxy based on relevant debt spreads is applied to OTC derivative net liability positions. Similarly, the Company’s counterparty’s credit spread is applied to OTC derivative net asset positions.

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

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

The Company is subject to the laws and regulations of states and other jurisdictions concerning the identification, reporting and escheatment of unclaimed or abandoned funds, and is subject to audit and examination for compliance with these requirements. For additional discussion of these matters, see “Litigation and Regulatory Matters” below.

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

Litigation and Regulatory Matters

The Company is subject to legal and regulatory actions in the ordinary course of its business. Pending legal and regulatory actions include proceedings specific to the Company and proceedings generally applicable to business practices in the industry in which it operates. The Company is subject to class action lawsuits and other litigation involving a variety of issues and allegations involving sales practices, claims payments and procedures, premium charges, policy servicing and breach of fiduciary duty to customers. The Company is also subject to litigation arising out of its general business activities, such as its investments, contracts, leases and labor and employment relationships, including claims of discrimination and harassment, and could be exposed to claims or litigation concerning certain business or process patents. In some of the pending legal and regulatory actions, plaintiffs are seeking large and/or indeterminate amounts, including punitive or exemplary damages. In addition, the Company, along with other participants in the businesses in which it engages, may be subject from time to time to investigations, examinations and inquiries, in some cases industry-wide, concerning issues or matters upon which such regulators have determined to focus. In some of the Company’s pending legal and regulatory actions, parties are seeking large and/or indeterminate amounts, including punitive or exemplary damages. The outcome of litigation or a regulatory matter, and the amount or range of potential loss at any particular time, is often inherently uncertain. The following is a summary of certain pending proceedings.

In January 2012, a qui tam action on behalf of the State of Illinois, Total Asset Recovery Services v. Met Life Inc, et al., Prudential Financial, Inc., The Prudential Insurance Company of America, and Prudential Holdings, LLC, filed in the Circuit Court of Cook County, Illinois, was served on the Company. The complaint alleges that the Company failed to escheat life insurance proceeds to the State of Illinois in violation of the Illinois False Claims Whistleblower Reward and Protection Act and seeks injunctive relief, compensatory damages, civil penalties, treble damages, prejudgment interest, attorneys’ fees and costs. In March 2012, a qui tam action on behalf of the State of Minnesota, Total Asset Recovery v. MetLife Inc., et al., Prudential Financial Inc., The Prudential Insurance Company of America and Prudential Holdings, Inc., filed in the Fourth Judicial District, Hennepin County, in the State of Minnesota was served on the Company. The complaint alleges that the Company failed to escheat life insurance proceeds to the State of Minnesota in violation of the Minnesota False Claims Act and seeks injunctive relief, compensatory damages, civil penalties, treble damages, prejudgment interest, attorneys’ fees and costs.

In January 2012, a Global Resolution Agreement entered into by the Company and a third party auditor became effective upon its acceptance by the unclaimed property departments of 20 states and jurisdictions. Under the terms of the Global Resolution Agreement, the third party auditor acting on behalf of the signatory states will compare expanded matching criteria to the Social Security Master Death File (“SSMDF”) to identify deceased insureds and contract holders where a valid claim has not been made. In February 2012, a Regulatory Settlement Agreement entered into by the Company to resolve a multi-state market conduct examination regarding its adherence to state claim settlement practices became effective upon its acceptance by the insurance departments of 20 states and jurisdictions. The Regulatory Settlement Agreement applies prospectively and requires the Company to adopt and implement additional procedures comparing its records to the SSMDF to identify unclaimed death benefits and prescribes procedures for identifying and locating beneficiaries once deaths are identified. Other jurisdictions that are not signatories to the Regulatory Settlement Agreement are considering proposals that would apply prospectively and require life insurance companies to take additional steps to identify unreported deceased policy and contract holders. These prospective changes and any escheatable property identified as a result of the audits and inquiries could result in: (1) additional payments of previously unclaimed death benefits; (2) the payment of abandoned funds to U.S. jurisdictions; and (3) changes in the Company’s practices and procedures for the identification of escheatable funds and beneficiaries, which would impact claim payments and reserves, among other consequences.

The Company is one of several companies subpoenaed by the New York Attorney General regarding its unclaimed property procedures. Additionally, the New York Department of Insurance (“NYDOI”) has requested that 172 life insurers (including the Company) provide data to the NYDOI regarding use of the SSMDF. The New York Office of Unclaimed Funds recently notified the Company that it intends to conduct an audit of the Company’s compliance with New York’s unclaimed property laws. The Minnesota Attorney General has also requested information regarding the Company’s use of the SSMDF and its claim handling procedures and the Company is one of several companies subpoenaed by the Minnesota Department of Commerce, Insurance Division. In February 2012, the Massachusetts Office of the Attorney General requested information regarding the Company’s unclaimed property procedures.

The Company’s litigation and regulatory matters are subject to many uncertainties, and given their complexity and scope, their outcome cannot be predicted. It is possible that the Company’s results of operations or cash flow in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation and regulatory matters depending, in part, upon the results of operations or cash flow for such period. In light of the unpredictability of the Company’s litigation and regulatory matters, it is also possible that in certain cases an ultimate unfavorable resolution of one or more pending litigation or regulatory matters could have a material adverse effect on the Company’s financial position. Management believes, however, that, based on information currently known to it, the ultimate outcome of all pending litigation and regulatory matters, after consideration of applicable reserves and rights to indemnification, is not likely to have a material adverse effect on the Company’s financial position.

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

The Company is charged for its share of Prudential Insurance employee benefits expenses. These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Some of these benefits are based on earnings and length of service. Other benefits are based on an account balance, which takes into consideration age, service and earnings during career. The Company’s share of net expense for the pension plans was $3.1 million, $4.8 million and $5.6 million for the twelve months ended December 31, 2011, 2010, and 2009, respectively.

Prudential Insurance sponsors voluntary savings plans for its employees (“401(k) plans”). The 401(k) plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The expense charged to the Company for the matching contribution to the 401(k) plans was $1.4 million, $2.4 million and $3.0 million in 2011, 2010, and 2009, respectively.

Affiliated Asset Administration Fee Income

In accordance with an agreement with AST Investment Services, Inc., formerly known as American Skandia Investment Services, Inc., the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust, formerly known as American Skandia Trust. Income received from AST Investment Services, Inc. related to this agreement was $242.7 million, $238.2 million, and $148.3 million, for the years ended December 31, 2011, 2010, and 2009, respectively. These revenues are recorded as “Asset administration fees and other income” in the Unaudited Interim Statements of Operations and Comprehensive Income.

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

Allocated lease expense was $3.6 million, $4.1 million, and $4.3 million, for the years ended December 31, 2011, 2010, and 2009, respectively. Allocated sub-lease rental income, recorded as a reduction to lease expense was $1.5 million, $3.8 million, and $3.9 million, for the years ended December 31, 2011, 2010, and 2009, respectively. Assuming that the written service agreement between PALAC and PAIST continues indefinitely, PALAC’s allocated future minimum lease payments and sub-lease receipts per year and in aggregate as of December 31, 201110 are as follows (in thousands):

	Lease	Sub-Lease
2012	$6,137	$2,106
2013	5,974	1,802
2014	4,938	894
2015	3,894	—
2016	3,790	—
2017 and thereafter	10,838	—

Total	$35,571	$4,802

The Company pays commissions and certain other fees to PAD in consideration for PAD’s marketing and underwriting of the Company’s products. Commissions and fees are paid by PAD to unaffiliated broker-dealers who sell the Company’s products. Commissions and fees paid by the Company to PAD were $184.6 million, $408.96 million, and $722.6 million during the years ended December 31, 2011, 2010, and 2009, respectively.

Reinsurance Agreements

The Company uses reinsurance as part of its risk management and capital management strategies for certain of its optional living benefit features.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

The following table provides information relating to fees ceded under these agreements which are included in “Realized investment gains (losses), net” on the Unaudited Interim Statement of Operations and Comprehensive Income for the dates indicated:

	December 31, 2011	December 31, 2010	December 31, 2009
	(in thousands)
Pruco Reinsurance
Effective August 24, 2009
Highest Daily Lifetime 6 Plus (“HD6 Plus”)	$47,021	$31,412	$371
Spousal Highest Daily Lifetime 6 Plus (“SHD6”)	20,137	13,216	142
Effective June 30, 2009
Highest Daily Lifetime 7 Plus (“HD7 Plus”)	50,262	44,530	13,585
Spousal Highest Daily Lifetime 7 Plus (“SHD7 Plus”)	26,354	22,968	6,853
Effective March 17, 2008
Highest Daily Lifetime 7 (“HD7”)	29,274	28,271	25,218
Spousal Highest Daily Lifetime 7 (“SHD7”)	8,955	8,667	7,670
Guaranteed Return Option Plus (“GRO Plus”) (1)	3,645	1,172	5,456
Guaranteed Return Option Plus (“GRO Plus II”) (1)	5,112	2,657	—
Highest Daily Guaranteed Return Option (“HD GRO”) (1)	3,430	3,676	2,367
Highest Daily Guaranteed Return Option (“HD GRO II”) (1)	3,287	1,718	—
Effective Since 2006
Highest Daily Lifetime Five (“HDLT5”)	13,938	14,356	14,760
Spousal Lifetime Five (“SLT5”)	10,998	10,747	9,755
Effective Since 2005
Lifetime Five (“LT5”)	36,290	35,848	32,861
Effective December 31, 2004
Guaranteed Return Option (“GRO”)	3,873	5,750	4,801

Total Fees Ceded to Pruco Reinsurance	$262,576	$224,988	$123,839

Prudential Insurance
Effective Since 2004	1,895	2,232	2,248

Guaranteed Minimum Withdrawal Benefit (“GMWB”)	$1,895	$2,232	$2,248

Total Fees Ceded	$264,471	$227,220	$126,087

(1)	GRO Plus and HD GRO were amended effective January 1, 2010 to include an amended version of the GRO Plus and HD GRO benefit features (GRO Plus II and HD GRO II).

The Company’s reinsurance recoverables related to the above product reinsurance agreements were $1,748 million, $187 million and $41 million as of December 31, 2011, 2010 and 2009, respectively. Realized gains/losses related to the mark-to-market on the reinsurance recoverable were $1,297 million, $(81) million and $2,196 million for the years ended December 31, 2011, 2010 and 209, respectively. Changes in realized losses ceded for the 2011 and 2010 periods were primarily due to changes in market conditions. The underlying asset is reflected in “Reinsurance recoverables” in the Company’s Unaudited Interim Statements of Financial Position.

Debt Agreements

Short-term and Long-term Debt

On December 29, 2009, the Company obtained a $600 million loan from Prudential Financial. This loan has an interest rate of 4.49% and matures on December 29, 2014. The total related interest expense to the Company was $27 million, $27 million, and $0.2 million for the years ended December 31, 2011, 2010, and 2009, respectively. The accrued interest payable was $0.2 million as of December 31, 2011 and 2010.

On December 14, 2006, the Company obtained a $300 million loan from Prudential Financial. This loan had an interest rate of 5.18% and matured on December 14, 2011. A partial payment was made to reduce this loan to $179.5 million on December 29, 2008 with the proceeds received from a capital contribution from PAI. On March 27, 2009, a partial payment of $4.5 million was paid to further reduce this loan to $175 million. The remaining balance of this loan was paid off on December 14, 2011. The total related interest expense to the Company was $8.6 million, $9.1 million, and $9.1 million for the years ended December 31, 2011, 2010, and 2009, respectively.

As of December 31, 2011, the Company had a credit facility agreement of $900 million with Prudential Funding, LLC, as the lender. As of December 31, 2011 and December 31, 2010, $27.8 million and $30.1 million, respectively, were outstanding under this credit facility. Accrued interest payable was $5 thousand and $4 thousand as of December 31, 2011 and 2010, respectively. The total related interest expense to the Company was $263 thousand, $438 thousand and $1.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

During 2011, the Company sold fixed maturity securities to an affiliated company in various transactions. These securities had an amortized cost of $142.5 million and a fair value of $150.9 million. The net difference between historic amortized cost and the fair value was $8.4 million and was recorded as a realized investment gain on the Company’s Financial Statements. The Company also sold commercial mortgage loans to an affiliated company. These loans had an amortized cost of $48.9 million and a fair value of $54.2 million. The net difference between historic amortized cost and the fair value was $5.3 million and was recorded as a realized gain on the Company’s Unaudited Interim Statement of Operations and Comprehensive Income.

14.	LEASES

The Company entered into an eleven-year lease agreement for office space in Westminster, Colorado, effective January 1, 2001. Lease expense for the years ended December 31, 2011, 2010, and 2009, was $4.6 million, $4.0 million, and $3.9 million, respectively. Sub-lease rental income was $3.8 million, $1.9 million, and $1.5 million for the years ended December 31, 2011, 2010, and 2009, respectively.

The Company does not have future minimum lease payments and sub-lease receipts as of December 31, 2011 as the lease agreement expired on December 31, 2011.

15.	CONTRACT WITHDRAWAL PROVISIONS

Most of the Company’s separate account liabilities are subject to discretionary withdrawal by contractholders at market value or with market value adjustment. Separate account assets, which are carried at fair value, are adequate to pay such withdrawals, which are generally subject to surrender charges ranging from 9% to 1% for contracts held less than 10 years.

16.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The unaudited quarterly results of operations for the years ended December 31, 2011 and 2010 are summarized in the table below:

	0000000000	0000000000	0000000000	0000000000
	Three months ended
	March 31	June 30	September 30	December 31
	(in thousands)
2011
Total revenues	$370,862	$402,919	$413,949	$335,148
Total benefits and expenses	217,131	371,999	1,207,792	137,012
Income (loss) from operations before income taxes and cumulative effect of accounting change	153,731	30,920	(793,843)	198,136
Net income (loss)	$119,173	$25,057	$(489,203)	$132,683

	0000000000	0000000000	0000000000	0000000000
	Three months ended
	March 31	June 30	September 30	December 31
	(in thousands)
2010
Total revenues	$352,362	$419,159	$351,875	$450,629
Total benefits and expenses	324,969	738,557	3,504	(38,287)
Income (loss) from operations before income taxes and cumulative effect of accounting change	27,393	(319,398)	348,371	488,916
Net income (loss)	$32,046	$(191,643)	$234,593	$346,585