Form 10-Q
period 2012-03-31
PRUDENTIAL ANNUITIES LIFE ASSURANCE CORP/CT
filed 2012-05-11
CIK 881453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 11, 2012, 25,000 shares of the registrant’s Common Stock (par value $100) consisting of 100 voting shares and 24,900 non-voting shares, were outstanding. As of such date, Prudential Annuities, Inc. formerly known as American Skandia, Inc., an indirect wholly owned subsidiary of Prudential Financial, Inc., a New Jersey corporation, owned all of the registrant’s Common Stock.

Prudential Annuities Life Assurance Corporation meets the conditions set forth in General Instruction (H) (1) (a) and (b) on Form 10-Q and

is therefore filing this Form 10-Q in the reduced disclosure format.

FORWARD LOOKING STATEMENTS

Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Prudential Annuities Life Assurance Corporation. There can be no assurance that future developments affecting Prudential Annuities Life Assurance Corporation will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial markets; (2) the availability and cost of additional debt or equity capital or external financing for our operations; (3) interest rate fluctuations or prolonged periods of low interest rates; (4) the degree to which we choose not to hedge risks, or the potential ineffectiveness or insufficiency of hedging or risk management strategies we do implement, with regard to variable annuity or other product guarantees; (5) any inability to access our credit facilities; (6) reestimates of our reserves for future policy benefits and claims; (7) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates, or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (8) changes in our assumptions related to deferred policy acquisition costs or value of business acquired; (9) changes in our financial strength or credit ratings; (10) investment losses, defaults and counterparty non-performance; (11) competition in our product lines and for personnel; (12) changes in tax law; (13) regulatory or legislative changes, including the Dodd-Frank Wall Street Reform and Consumer Protection Act; (14) inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (15) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities; (16) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (17) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (18) interruption in telecommunication, information technology or other operational systems or failure to maintain the security, confidentiality or privacy of sensitive data on such systems; and (19) changes in statutory or U.S. GAAP accounting principles, practices or policies. Prudential Annuities Life Assurance Corporation does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2011 for discussion of certain risks relating to our businesses and investment in our securities.

PART I-FINANCIAL INFORMATION

ITEM 1. Financial Statements

Prudential Annuities Life Assurance Corporation

Unaudited Interim Statements of Financial Position

As of March 31, 2012 and December 31, 2011 (in thousands, except share amounts)

	March 31,	December 31,
	2012	2011
ASSETS
Fixed maturities available-for-sale, at fair value (amortized cost, 2012: $4,445,964; 2011: $4,838,695)	$4,841,278	$5,273,767
Trading account assets, at fair value	38,666	38,578
Equity securities available-for-sale, at fair value (cost, 2012: $2,510; 2011: $2,510)	3,003	3,071
Commercial mortgage and other loans, net of valuation allowance	457,713	449,359
Policy loans	14,166	14,316
Short-term investments	158,481	237,601
Other long-term investments	172,820	191,545

Total investments	5,686,127	6,208,237

Cash and cash equivalents	8,639	8,861
Deferred policy acquisition costs	919,163	666,764
Accrued investment income	58,517	59,033
Reinsurance recoverables	1,205,755	1,748,177
Income tax receivable	—	102,678
Valuation of business acquired	30,605	29,010
Deferred sales inducements	583,058	445,841
Receivables from parent and affiliates	25,151	24,968
Investment receivable on open trades	712	6,299
Other assets	12,104	12,232
Separate account assets	45,757,479	42,942,758

TOTAL ASSETS	$54,287,310	$52,254,858

LIABILITIES AND EQUITY
Policyholders’ account balances	$4,669,204	$5,189,269
Future policy benefits and other policyholder liabilities	1,504,944	2,092,694
Payables to parent and affiliates	117,158	73,587
Cash collateral for loaned securities	69,320	125,884
Income tax payable	54,107	—
Short-term debt	27,816	27,803
Long-term debt	600,000	600,000
Other liabilities	97,279	182,286
Separate account liabilities	45,757,479	42,942,758

TOTAL LIABILITIES	52,897,307	51,234,281

Commitments and Contingent Liabilities (See Note 4)

EQUITY
Common stock, $100 par value; 25,000 shares, authorized, issued and outstanding	2,500	2,500
Additional paid-in capital	893,311	882,670
Retained earnings (deficit)	347,042	(25,305)
Accumulated other comprehensive income (loss)	147,150	160,712

Total equity	1,390,003	1,020,577

TOTAL LIABILITIES AND EQUITY	$54,287,310	$52,254,858

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation

Unaudited Interim Statements of Operations and Comprehensive Income

Three Months Ended March 31, 2012 and 2011 (in thousands)

	Three Months Ended
	March 31,
	2012	2011
REVENUES

Premiums	$5,766	$8,512
Policy charges and fee income	201,624	204,502
Net investment income	73,893	81,131
Asset administration fees and other income	68,001	78,576
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(1,611)	(9,085)
Other-than-temporary impairments on fixed maturity securities transferred to other
Comprehensive Income	1,542	8,926
Other realized investment gains (losses), net	(36,014)	(1,700)

Total realized investment gains (losses), net	(36,083)	(1,859)

Total revenues	313,201	370,862

BENEFITS AND EXPENSES

Policyholders’ benefits	(9,257)	14,192
Interest credited to policyholders’ account balances	(87,455)	66,484
Amortization of deferred policy acquisition costs	(231,146)	22,188
General administrative and other expenses	109,860	107,420

Total benefits and expenses	(217,998)	210,284

Income from operations before income taxes	531,199	160,578

Income tax expense	158,852	39,057

NET INCOME	$372,347	$121,521

Other comprehensive income, before tax:
Foreign currency translation adjustments	$3	$—
Unrealized investment gains (losses) for the period	(13,789)	(35,991)
Reclassification adjustment for (gains) losses included in net income	(7,068)	(15,565)

Net unrealized investment gains (losses)	(20,857)	(51,556)

Other comprehensive income (loss), before tax:	(20,854)	(51,556)
Less: Income tax expense (benefit) related to items of other comprehensive income	(7,292)	(18,045)

Other comprehensive income (loss), net of taxes:	(13,562)	(33,511)

COMPREHENSIVE INCOME	$358,785	$88,010

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation

Unaudited Interim Statements of Equity

Three Months Ended March 31, 2012 and 2011 (in thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total equity

Balance, December 31, 2011	$2,500	$882,670	$(25,305)	$160,712	$1,020,577
Net income	—	—	372,347	—	372,347
Contributed capital - parent/child asset transfer	—	10,641	—	—	10,641
Other comprehensive loss, net of taxes	—	—	—	(13,562)	(13,562)

Balance, March 31, 2012	$2,500	$893,311	$347,042	$147,150	$1,390,003

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total equity

Balance, December 31, 2010	$2,500	$974,921	$621,831	$190,872	$1,790,124
Net income	—	—	121,521	—	121,521
Other comprehensive loss, net of taxes	—	—	—	(33,511)	(33,511)

Balance, March 31, 2011	$2,500	$974,921	$743,352	$157,361	$1,878,134

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation

Unaudited Interim Statements of Cash Flows

Three Months Ended March 31, 2012 and 2011 (in thousands)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$372,347	$121,521
Adjustments to reconcile net income to net cash provided by operating activities:
Policy charges and fee income	3,702	18,618
Realized investment (gains) losses, net	36,083	1,859
Amortization and depreciation	(2,394)	(1,052)
Interest credited to policyholders’ account balances	(87,455)	66,484
Change in:
Future policy benefit reserves	33,743	54,139
Accrued investment income	(585)	(805)
Trading account assets	(113)	184
Net receivable (payable) to affiliates	43,075	(11,321)
Deferred sales inducements	(15,951)	(22,196)
Deferred policy acquisition costs	(239,243)	8,074
Income taxes (receivable) payable	164,075	78,502
Reinsurance recoverable	(66,629)	(55,921)
Other, net	(28,606)	(14,229)

Cash Flows From Operating Activities	$212,049	$243,857

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity of:
Fixed maturities, available-for-sale	$432,461	$404,338
Commercial mortgage and other loans	4,047	19,971
Trading account assets	2,206	40,301
Policy loans	285	83
Other long-term investments	136	165
Short-term investments	764,353	837,188
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(61,262)	(33,276)
Equity securities, available-for-sale	—	(2,500)
Commercial mortgage and other loans	(12,957)	(22,800)
Trading account assets	(1,823)	(760)
Policy loans	(17)	(188)
Other long-term investments	(19,589)	(2,313)
Short-term investments	(685,233)	(987,754)
Notes receivable from parent and affiliates, net	5,980	6,726
Other, net	(839)	(103)

Cash Flows From Investing Activities	$427,748	$259,078

CASH FLOWS USED IN FINANCING ACTIVITIES:
Contributed capital (including parent/child asset transfer)	$10,641	$—
Cash collateral for loaned securities	(56,564)	(48,763)
Securities sold under agreement to repurchase	—	59,249
Net increase in short-term borrowing	13	39,633
Drafts outstanding	734	(7,488)
Policyholders’ account balances
Deposits	178,058	329,901
Withdrawals	(772,901)	(873,867)

Cash Flows Used in Financing Activities	$(640,019)	$(501,335)

Net (decrease) increase in cash and cash equivalents	(222)	1,600
Cash and cash equivalents, beginning of period	8,861	487

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,639	$2,087

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

1.	BUSINESS

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

The Company developed long-term savings and retirement products, which were distributed through its affiliated broker/dealer company, Prudential Annuities Distributors, Incorporated (“PAD”), formerly known as American Skandia Marketing, Incorporated. The Company issued variable deferred and immediate annuities for individuals and groups in the United States of America and its territories.

Beginning in March 2010, the Company ceased offering its then existing variable annuity products (and where offered, the companion market value adjustment option) to new investors upon the launch of a new product line in each of Pruco Life Insurance Company and Pruco Life Insurance Company of New Jersey (which are affiliates of the Company within the Prudential Annuities business unit of Prudential Financial). In general, the new product line offers the same optional living benefits and optional death benefits as offered by the Company’s existing variable annuities. However, subject to applicable contractual provisions and administrative rules, the Company continues to accept subsequent purchase payments on inforce contracts under existing annuity products.

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

These interim financial statements are unaudited but reflect all adjustments that, in the opinion of management, are necessary to provide a fair presentation of the results of operations and financial condition of the Company for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results that may be expected for the full year. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The Company has extensive transactions and relationships with Prudential Insurance and other affiliates, (as more fully described in Note 5). Due to these relationships, it is possible that the terms of these transactions are not the same as those that would result from transactions among unrelated parties. These financial statements should be read in conjunction with the Audited Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

3.	SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

Investments in Debt and Equity Securities and Commercial Mortgage and Other Loans

The Company’s principal investments are fixed maturities; equity securities; and short-term investments. The accounting policies related to each are as follows:

Fixed maturities are comprised of bonds, notes and redeemable preferred stock. Fixed maturities classified as “available-for-sale” are carried at fair value. See Note 7 for additional information regarding the determination of fair value. The amortized cost of fixed maturities is adjusted for amortization of premiums and accretion of discounts to maturity. Interest income, as well as the related amortization of premium and accretion of discount is included in “Net investment income” under the effective yield method. For mortgage-backed and asset-backed securities, the effective yield is based on estimated cash flows, including interest rate and prepayment assumptions based on data from widely accepted third-party data sources or internal estimates. In addition to interest rate and prepayment assumptions, cash flow estimates also vary based on other assumptions regarding the underlying collateral including default rates and changes in value. These assumptions can significantly impact income recognition and the amount of other-than-temporary impairments recognized in earnings and other comprehensive income. For high credit quality mortgage-backed and asset-backed securities (those rated AA or above), cash flows are provided quarterly, and the amortized cost and effective yield of the security are adjusted as necessary to reflect historical prepayment experience and changes in estimated future prepayments. The adjustments to amortized cost are recorded as a charge or credit to net investment income in accordance with the retrospective method. For asset-backed and mortgage-backed securities rated below AA, or those for which an other than temporary impairment has been recorded, the effective yield is adjusted prospectively for any changes in estimated cash flows. See the discussion below on realized investment gains and losses for a description of the accounting for impairments. Unrealized gains and losses on fixed maturities classified as “available-for-sale,” net of tax, and the effect on deferred policy acquisition costs, value of business acquired, deferred sales inducements and future policy benefits that would result from the realization of unrealized gains and losses, are included in “Accumulated other comprehensive income (loss)” or (“AOCI”).

Trading account assets, at fair value, represents equity securities held in support of a deferred compensation plan and other fixed maturity securities carried at fair value. Realized and unrealized gains and losses for these assets are reported in “Asset administration fees and other income.” Interest and dividend income from these investments is reported in “Net investment income.”

Equity securities, available-for-sale are comprised of common stock, and non-redeemable preferred stock, and are carried at fair value. The associated unrealized gains and losses, net of tax, and the effect on deferred policy acquisition costs, value of business acquired, deferred sales inducements, and future policy benefits that would result from the realization of unrealized gains and losses, are included in “Accumulated other comprehensive income (loss)”. The cost of equity securities is written down to fair value when a decline in value is considered to be other-than-temporary. See the discussion below on realized investment gains and losses for a description of the accounting for impairments. Dividends from these investments are recognized in “Net investment income.”

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

Notes to Unaudited Interim Financial Statements

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

Other long-term investments consist of the Company’s investments in joint ventures and limited partnerships, as well as wholly owned investment real estate and other investments. Joint venture and partnership interests are generally accounted for using the equity method of accounting. In certain instances in which the Company’s partnership interest is so minor (generally less than 3%) that it exercises virtually no influence over operating and financial policies, the Company applies the cost method of accounting. The Company’s income from investments in joint ventures and partnerships accounted for using the equity method or cost method is included in “Net investment income.” The carrying value of these investments is written down, or impaired, to fair value when a decline in value is considered to be other-than-temporary. In applying the equity method or the cost method (including assessment for other-than-temporary impairment), the Company uses financial information provided by the investee, generally on a one to three month lag.

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

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

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

For debt securities, the split between the amount of an other-than-temporary impairment recognized in other comprehensive income and the net amount recognized in earnings is driven principally by assumptions regarding the amount and timing of projected cash flows. For mortgage-backed and asset-backed securities, cash flow estimates consider the payment terms of the underlying assets backing a particular security, including interest rate and prepayment assumptions, based on data from widely accepted third-party data sources or internal estimates. In addition to interest rate and prepayment assumptions, cash flow estimates also include other assumptions regarding the underlying collateral including default rates and recoveries which vary based on the asset type and geographic location, as well as the vintage year of the security. For structured securities, the payment priority within the tranche structure is also considered. For all other debt securities, cash flow estimates are driven by assumptions regarding probability of default and estimates regarding timing and amount of recoveries associated with a default. The Company has developed these estimates using information based on its historical experience as well as using market observable data, such as industry analyst reports and forecasts, sector credit ratings and other data relevant to the collectability of a security, such as the general payment terms of the security and the security’s position within the capital structure of the issuer.

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

Asset Administration Fees

The Company receives asset administration fee income from policyholders’ account balances invested in the Advanced Series Trust Funds or “AST” (see Note 5), which are a portfolio of mutual fund investments related to the Company’s separate account products. In addition, the Company receives fees from policyholders’ account balances invested in funds managed by companies other than affiliates of Prudential Insurance. Asset administration fees are recognized as income when earned.

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

Derivatives are recorded either as assets, within “Other long-term investments” or as liabilities, within “Other liabilities,” except for embedded derivatives, which are recorded with the associated host contract. The Company nets the fair value of all derivative financial instruments with its affiliated counterparty Prudential Global Funding, LLC (“PGF”), with which a master netting arrangement has been executed.

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

Adoption of New accounting pronouncements

Effective January 1, 2012, the Company adopted, retrospectively, updated guidance regarding the presentation of comprehensive income. The updated guidance eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. Under the updated guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance does not change the items that are reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The Company opted to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in a single continuous statement of comprehensive income. The Unaudited Interim Financial Statements included herein reflect the adoption of this updated guidance.

Effective January 1, 2012, the Company adopted, prospectively, updated guidance regarding the fair value measurements and disclosure requirements. The updated guidance clarifies existing guidance related to the application of fair value measurement methods and requires expanded disclosures. The expanded disclosures required by this guidance are included in Note 7. Adoption of this guidance did not have a material effect on the Company’s financial position or results of operations.

Effective January 1, 2012, the Company adopted, prospectively, updated guidance regarding the assessment of effective control for repurchase agreements. The Company’s adoption of this guidance did not have a material effect on the Company’s financial position, results of operations, and financial statement disclosures.

Effective January 1, 2012, the Company adopted retrospectively new authoritative guidance to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. Under the amended guidance, acquisition costs are to include only those costs that are directly related to the acquisition or renewal of insurance contracts by applying a model

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

similar to the accounting for loan origination costs. An entity may defer incremental direct costs of contract acquisition with independent third parties or employees that are essential to the contract transaction, as well as the portion of employee compensation, including payroll fringe benefits, and other costs directly related to underwriting, policy issuance and processing, medical inspection, and contract selling for successfully negotiated contracts. Prior period financial information presented in these financial statements has been adjusted to reflect the retrospective adoption of the amended guidance. The impact of the retrospective adoption of this guidance on previously reported December 31, 2011 balances was a reduction in “Deferred policy acquisition costs” of $90.4 million and a reduction in “Total equity” of $58.2 million. The impact of the retrospective adoption of this guidance on previously reported income from continuing operations before income taxes for the three months ended March 31, 2011 was an increase of $6.8 million. The impact mainly reflects the initial “Deferred policy acquisition cost” write-off which resulted in a lower level of amortization. Since the Company ceased offering its existing variable annuity products in March 2010, the lower level of cost qualifying for deferral under this guidance will have a minimal impact on earnings. While the adoption of this amended guidance changes the timing of when certain costs are reflected in the Company’s results of operations, it has no effect on the total acquisition costs to be recognized over time and has no impact on the Company’s cash flows.

The following tables present amounts as previously reported in 2011, the effect of the change due to the retrospective adoption of the amended guidance related to the deferral of acquisition costs as described above, and the adjusted amounts that are reflected in the Unaudited Interim Financial Statements included herein.

Unaudited Interim Statements of Financial Position:

	December 31, 2011
	As Previously Reported	Effect of Change	As Currently Reported
	(in thousands)
Deferred policy acquisition costs	$757,183	$(90,419)	$666,764
Income tax receivable	70,425	32,253	102,678

TOTAL ASSETS	52,313,024	(58,166)	52,254,858

Total liabilities	51,234,281	—	51,234,281

Accumulated other comprehensive income (loss)	151,692	9,020	160,712
Retained earnings (deficit)	41,881	(67,186)	(25,305)
Total equity	1,078,743	(58,166)	1,020,577
TOTAL LIABILITIES AND EQUITY	$52,313,024	$(58,166)	$52,254,858

Unaudited Interim Statements of Operations and Comprehensive Income:

	Three Months Ended March 31, 2011
	As Previously Reported	Effect of Change	As Currently Reported
	(in thousands)
REVENUES
Total revenues	$370,862	$—	$370,862

BENEFITS AND EXPENSES
Amortization of deferred policy acquisition costs	30,162	(7,974)	22,188
General administrative and other expenses	106,293	1,127	107,420
Total benefits and expenses	217,131	(6,847)	210,284

INCOME FROM OPERATIONS BEFORE INCOME TAXES	153,731	6,847	160,578

Income tax expense	34,558	4,499	39,057

NET INCOME	$119,173	$2,348	$121,521

Unaudited Interim Statement of Cash Flows:

	Three Months Ended March 31, 2011
	As Previously Reported	Effect of Change	As Currently Reported
	(in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$119,173	$2,348	$121,521
Change in:
Deferred policy acquisition costs	14,921	(6,847)	8,074
Income tax payable	74,003	4,499	78,502
Cash flows from operating activities	$243,857	$—	$243,857

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

4.	CONTINGENT LIABILITIES AND LITIGATION

Commitments

The Company had made commitments to fund $8.2 million of commercial loans as of March 31, 2012.

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

In January 2012, a qui tam action on behalf of the State of Illinois, Total Asset Recovery Services v. Met Life Inc, et al., Prudential Financial, Inc., The Prudential Insurance Company of America, and Prudential Holdings, LLC, filed in the Circuit Court of Cook County, Illinois, was served on the Company. The complaint alleges that the Company failed to escheat life insurance proceeds to the State of Illinois in violation of the Illinois False Claims Whistleblower Reward and Protection Act and seeks injunctive relief, compensatory damages, civil penalties, treble damages, prejudgment interest, attorneys’ fees and costs. In April, 2012, the Company filed a motion to dismiss the complaint.

In January 2012, a Global Resolution Agreement entered into by the Company and a third party auditor became effective upon its acceptance by the unclaimed property departments of 20 states and jurisdictions. Under the terms of the Global Resolution Agreement, the third party auditor acting on behalf of the signatory states will compare expanded matching criteria to the Social Security Master Death File (“SSMDF”) to identify deceased insureds and contract holders where a valid claim has not been made. In February 2012, a Regulatory Settlement Agreement entered into by the Company to resolve a multi-state market conduct examination regarding its adherence to state claim settlement practices became effective upon its acceptance by the insurance departments of 20 states and jurisdictions. The Regulatory Settlement Agreement applies prospectively and requires the Company to adopt and implement additional procedures comparing its records to the SSMDF to identify unclaimed death benefits and proscribes

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

procedures for identifying and locating beneficiaries once deaths are identified. Other jurisdictions that are not signatories to the Regulatory Settlement Agreement are considering proposals that would apply prospectively and require life insurance companies to take additional steps to identify unreported deceased policy and contract holders. These prospective changes and any escheatable property identified as a result of the audits and inquiries could result in: (1) additional payments of previously unclaimed death benefits; (2) the payment of abandoned funds to U.S. jurisdictions; and (3) changes in the Company’s practices and procedures for the identification of escheatable funds and beneficiaries, which would impact claim payments and reserves, among other consequences.

The Company is one of several companies subpoenaed by the New York Attorney General regarding its unclaimed property procedures. Additionally, the New York Department of Financial Services (“NYDFS”) has requested that 172 life insurers (including the Company) provide data to the New York Department of Insurance (“NYDOI”) regarding use of the SSMDF. The New York Office of Unclaimed Funds recently notified the Company that it intends to conduct an audit of the Company’s compliance with New York’s unclaimed property laws. The Minnesota Attorney General has also requested information regarding the Company’s use of the SSMDF and its claim handling procedures and the Company is one of several companies subpoenaed by the Minnesota Department of Commerce, Insurance Division. In February 2012, the Massachusetts Office of the Attorney General requested information regarding the Company’s unclaimed property procedures.

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

The Company is charged for its share of employee benefits expenses. These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Some of these benefits are based on earnings and length of service. Other benefits are based on an account balance, which takes into consideration age, service and earnings during career. The Company’s share of net expense for the pension plans was $0.7 million for both the three months ended March 31, 2012 and 2011.

Prudential Insurance sponsors voluntary savings plans for the Company’s employees (“401(k) plans”). The 401(k) plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The expense charged to the Company for the matching contribution to the 401(k) plans was $0.3 million for both the three months ended March 31, 2012 and 2011.

Debt Agreements

Short-term and Long-term Debt

The Company is authorized to borrow funds up to $2 billion from Prudential Financial and its affiliates to meet its capital and other funding needs. The Company had $27.8 million of short-term debt outstanding with Prudential Funding, LLC as of March 31, 2012 and December 31, 2011, respectively. Total interest expense on short-term affiliated debt to the Company was $93 thousand and $78 thousand for the quarters ended March 31, 2012 and 2011, respectively.

The Company had long-term debt of $600 million outstanding with Prudential Financial as of March 31, 2012 and December 31, 2011. Total interest expense on affiliated long-term debt was $6.7 million and $9.0 million for the quarters ended March 31, 2012 and 2011, respectively.

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

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

The following table provides information relating to fees ceded under these agreements which are included in “Realized investment gains (losses), net” on the Unaudited Interim Statement of Operations and Comprehensive Income for the dates indicated:

	Three Months Ended
	March 31,	March 31,
	2012	2011
	(in thousands)
Pruco Reinsurance
Effective August 29, 2009
Highest Daily Lifetime 6 Plus (“HD6 Plus”)	$12,195	$10,999
Spousal Highest Daily Lifetime 6 Plus (“SHD6”)	5,284	4,681
Effective June 30, 2009
Highest Daily Lifetime 7 Plus (“HD7 Plus”)	13,009	12,076
Spousal Highest Daily Lifetime 7 Plus (“SHD7 Plus”)	6,838	6,286
Effective March 17, 2008
Highest Daily Lifetime 7 (“HD7”)	7,432	7,277
Spousal Highest Daily Lifetime 7 (“SHD7”)	2,274	2,224
Guaranteed Return Option Plus (“GRO Plus” & “GRO Plus II”) (1)	2,172	1,995
Highest Daily Guaranteed Return Option (“HD GRO”) (1)	848	867
Highest Daily Guaranteed Return Option (“HD GRO II”) (1)	846	781
Effective Since 2006
Highest Daily Lifetime Five (“HDLT5”)	3,352	3,585
Spousal Lifetime Five (“SLT5”)	2,674	2,856
Effective Since 2005
Lifetime Five (“LT5”)	8,759	9,501
Guaranteed Return Option (“GRO”)	561	1,231

Total Fees Ceded to Pruco Reinsurance	$66,244	$64,359

Prudential Insurance
Effective Since 2004	386	543

Guaranteed Minimum Withdrawal Benefit (“GMWB”)	$386	$543

Total Fees Ceded	$66,630	$64,902

(1)	GRO Plus and HD GRO were amended effective January 1, 2010 to include an amended version of the GRO Plus and HD GRO benefit features (GRO Plus II and HD GRO II).

The Company’s reinsurance recoverables related to the above product reinsurance agreements were $1,206 million and $1,748 million as of March 31, 2012 and December 31, 2011, respectively. Realized losses related to the mark-to-market on the reinsurance recoverables were $609 million and $272 million in the first quarter 2012 and 2011, respectively, primarily due to changes in market conditions. The underlying asset is reflected in “Reinsurance recoverables” in the Company’s Unaudited Interim Statements of Financial Position.

Affiliated Asset Administration Fee Income

In accordance with an agreement with AST Investment Services, Inc., formerly known as American Skandia Investment Services, Inc, the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust, formerly known as American Skandia Trust. Income received from AST Investment Services, Inc. related to this agreement was $57.1 million and $64.6 million, for the three months ended March 31, 2012 and 2011, respectively. These revenues are recorded as “Asset administration fees and other income” in the Unaudited Interim Statements of Operations and Comprehensive Income.

Derivative Trades

In its ordinary course of business, the Company enters into over-the-counter (“OTC”) derivative contracts with an affiliate, PGF. For these OTC derivative contracts, PGF has a substantially equal and offsetting position with an external counterparty.

Purchase/sale of fixed maturities and commercial mortgage loans from/to an affiliate

During the second and fourth quarters of 2011, the Company sold fixed maturity securities to an affiliated company in various transactions. These securities had an amortized cost of $142.5 million and a fair value of $150.9 million. The net difference between historic amortized cost and the fair value was $8.4 million and was recorded as a realized investment gain on the Company’s Unaudited Interim Statement of Operations and Comprehensive Income. The Company also sold commercial mortgage loans to an affiliated company. These loans had an amortized cost of $48.9 million and a fair value of $54.2 million. The net difference between historic amortized cost and the fair value was $5.3 million and was recorded as a realized gain on the Company’s Unaudited Interim Statement of Operations and Comprehensive Income.

During first quarter of 2012, the Company sold fixed maturity securities to PFI. These securities had an amortized cost of $123.1 million and a fair value of $141.0 million. The net difference between historic amortized cost and the fair value was accounted for as an increase of $10.6 million to additional paid-in capital, net of taxes.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

6.	INVESTMENTS

Fixed Maturities and Equity Securities

The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) as of the dates indicated:

	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary impairments in AOCI (3)
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$35,727	$168	$71	$35,824	$—
Obligations of U.S. states and their political subdivisions	91,438	9,417	14	100,841	—
Foreign government bonds	120,125	13,343	—	133,468	—
Corporate securities	3,241,530	322,834	3,928	3,560,436	(236)
Asset-backed securities (1)	165,442	9,798	2,735	172,505	(3,799)
Commercial mortgage-backed securities	437,484	31,870	1	469,353	—
Residential mortgage-backed securities (2)	354,218	14,679	46	368,851	(54)

Total fixed maturities, available-for-sale	$4,445,964	$402,109	$6,795	$4,841,278	$(4,089)

Equity securities, available-for-sale
Common Stocks
Industrial, miscellaneous & other	2,510	493	—	3,003	—

Total equity securities, available-for-sale	$2,510	$493	$—	$3,003	$—

(1)	Includes credit tranched securities collateralized by sub-prime mortgages, credit cards, education loans, and other asset types.
(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in “AOCI,” which were not included in earnings. Amount excludes $3.7 million of net unrealized gains on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary impairments in AOCI (3)
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$85,196	$839	$—	$86,035	$—
Obligations of U.S. states and their political subdivisions	90,807	9,268	—	100,075	—
Foreign government bonds	120,361	14,449	—	134,810	—
Corporate securities	3,526,879	365,170	4,336	3,887,713	(236)
Asset-backed securities (1)	172,390	9,798	4,804	177,384	(3,906)
Commercial mortgage-backed securities	463,576	28,189	8	491,757	—
Residential mortgage-backed securities (2)	379,486	16,562	55	395,993	(55)

Total fixed maturities, available-for-sale	$4,838,695	$444,275	$9,203	$5,273,767	$(4,197)

Equity securities, available-for-sale
Common Stocks
Industrial, miscellaneous & other	2,510	561	—	3,071	—

Total equity securities, available-for-sale	$2,510	$561	$—	$3,071	$—

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

(1)	Includes credit tranched securities collateralized by sub-prime mortgages, credit cards, education loans, and other asset types.
(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in AOCI, which were not included in earnings. Amount excludes $2.4 million of net unrealized gains on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

The amortized cost and fair value of fixed maturities by contractual maturities at March 31, 2012 are as follows:

	Available-for-Sale
	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$1,195,071	$1,257,869
Due after one year through five years	1,333,170	1,462,679
Due after five years through ten years	512,972	587,529
Due after ten years	447,607	522,492
Asset-backed securities	165,442	172,505
Commercial mortgage-backed securities	437,484	469,353
Residential mortgage-backed securities	354,218	368,851

Total	$4,445,964	$4,841,278

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

The following table depicts the sources of fixed maturity proceeds and related gross investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Fixed maturities, available-for-sale
Proceeds from sales	$283,320	$251,714
Proceeds from maturities/repayments	149,141	151,224
Gross investment gains from sales, prepayments, and maturities	7,138	15,724
Gross investment losses from sales and maturities	(1)	—

Fixed maturity and equity security impairments
Writedowns for other-than-temporary impairment losses on fixed maturities recognized in earnings (1)	$(69)	$(159)

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

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

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Balance, beginning of period	$3,542	$14,148
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(18)	(157)
Additional credit loss impairments recognized in the current period on securities previously impaired	69	159
Increases due to the passage of time on previously recorded credit losses	23	132
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(134)	(165)

Balance, end of period	$3,482	$14,117

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

Trading Account Assets

The following table sets forth the composition of the Company’s “trading account assets” as of the dates indicated:

	March 31, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
		(in thousands)
Fixed maturities:
Asset-backed securities	$31,158	$31,564	$30,800	$31,571
Equity securities	6,376	7,102	6,664	7,007

Total trading account assets	$37,534	$38,666	$37,464	$38,578

The net change in unrealized gains and losses from trading account assets still held at period end, recorded within “Asset administration fees and other income” was $0 million and $(2.5) million during the three months ended March 31, 2012 and 2011, respectively.

Commercial Mortgage and Other Loans

The Company’s commercial mortgage and other loans are comprised as follows, as of the dates indicated:

	March 31, 2012		December 31, 2011
	Amount	% of Total	Amount	% of Total
	(in thousands)		(in thousands)
Commercial mortgage and other loans by property type:
Office	$59,644	13.0%	$60,220	13.3%
Retail	77,865	16.9	68,369	15.1
Apartments/Multi-Family	114,800	25.0	114,900	25.5
Industrial	143,721	31.3	144,513	32.1
Hospitality	9,271	2.0	9,289	2.1

Total commercial mortgage loans	405,301	88.2	397,291	88.1
Agricultural property loans	49,863	10.8	48,964	10.9
Other	4,606	1.0	4,605	1.0

Total commercial mortgage and other loans	459,770	100.0%	450,860	100.0%
Valuation allowance	(2,057)		(1,501)

Total net commercial mortgage and other loans by property type	$457,713		$449,359

The commercial mortgage and agricultural property loans are geographically dispersed throughout the United States, Canada and Asia with the largest concentrations in California (24%), New York (16%) and Ohio (11%) at March 31, 2012.

Activity in the allowance for losses for all commercial mortgage and other loans, as of the dates indicated, is as follows:

	March 31, 2012	December 31, 2011
	(in thousands)
Allowance for losses, beginning of year	$1,501	$2,980
Addition to / (release of) allowance for losses	556	(1,479)

Total ending balance (1)	$2,057	$1,501

(1)	Agricultural loans represent $0.1 million and $0.2 million of the ending allowance at March 31, 2012 and December 31, 2011, respectively.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans as of dates indicated:

	March 31, 2012 Total Loans	December 31, 2011 Total Loans
	(in thousands)
Allowance for Credit Losses:
Ending Balance: individually evaluated for impairment (1)	$—	$—
Ending Balance: collectively evaluated for impairment (2)	2,057	1,501

Total ending balance	$2,057	$1,501

Recorded Investment (3):
Ending Balance: individually evaluated for impairment (1)	$—	$—
Ending Balance: collectively evaluated for impairment (2)	459,770	450,860

Total ending balance, gross of reserves	$459,770	$450,860

(1)	There were no agricultural loans individually evaluated for impairments at March 31, 2012 and December 31, 2011.
(2)	Agricultural loans collectively evaluated for impairment had a recorded investment of $49.8 million and $48.9 million and related allowance of $0.1 million and $0.2 million at March 31, 2012 and December 31, 2011, respectively.
(3)	Recorded investment reflects the balance sheet carrying value gross of related allowance.

Impaired loans include those loans for which it is probable that amounts due according to the contractual terms of the loan agreement will not all be collected. As shown in the table above, there were no impaired commercial mortgage and other loans identified in management’s specific review of probable loan losses and related allowance at March 31, 2012 and December 31, 2011. The average recorded investment in impaired loans with an allowance recorded, before the allowance for losses, was $0 million and $3.0 million at March 31, 2012 and December 31, 2011.

There was no net investment income recognized on these loans for the three months ended March 31, 2012 and for the year ended December 31, 2011. See Note 3 for information regarding the Company’s accounting policies for non-performing loans.

Impaired commercial mortgage and other loans with no allowance for losses are loans in which the fair value of the collateral or the net present value of the loans’ expected future cash flows equals or exceeds the recorded investment. The Company had no such loans at March 31, 2012 or December 31, 2011. See Note 3 for information regarding the Company’s accounting policies for non-performing loans.

As described in Note 3, loan-to-value and debt service coverage ratios are measures commonly used to assess the quality of commercial mortgage and other loans. As of March 31, 2012 and December 31, 2011, 86% or $393 million recorded investment and 85% or $384 million of the recorded investment, respectively, had a loan-to-value ratio of less than 80%. As of both March 31, 2012 and December 31, 2011, 96% of the recorded investment had a debt service coverage ratio of 1.0X or greater. As of both March 31, 2012 and December 31, 2011, approximately 4% or $19 million of the recorded investment had a loan-to-value ratio greater than 100% or debt service coverage ratio less than 1.0X, reflecting loans where the mortgage amount exceeds the collateral value or where current debt payments are greater than income from property operations; none of which related to agricultural loans.

All commercial mortgage and other loans were in current status including $0 million and $3.1 million of hospitality loans in non-accrual status at March 31, 2012, and December 31, 2011, respectively. See Note 3 for further discussion regarding nonaccrual status loans.

During 2011, the Company sold commercial mortgage loans to an affiliated company. See Note 5 for further discussion regarding related party transactions.

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

As of March 31, 2012 the Company has not committed to provide additional funds to borrowers that have been involved in a troubled debt restructuring.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

Net Investment Income

Net investment income for the three months ended March 31, 2012 and 2011, was from the following sources:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Fixed maturities, available-for-sale	$67,621	$72,970
Equity securities, available-for-sale	—	195
Trading account assets	444	701
Commercial mortgage and other loans	6,822	8,309
Policy loans	131	111
Short-term investments and cash equivalents	200	120
Other long-term investments	738	445

Gross investment income	75,956	82,851
Less investment expenses	(2,063)	(1,720)

Net investment income	$73,893	$81,131

Realized Investment Gains (Losses), Net

Realized investment gains (losses), net, for the three months ended March 31, 2012 and 2011, were from the following sources:

	Three Months Ended
	March 31,
	2012	2011
	(in thousands)
Fixed maturities	$7,068	$15,565
Equity securities	—	—
Commercial mortgage and other loans	(556)	(476)
Derivatives	(42,595)	(16,948)
Other	—	—

Realized investment gains (losses), net	$(36,083)	$(1,859)

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

Net Unrealized Investment Gains (Losses)

Net unrealized investment gains and losses on securities classified as “available-for-sale” and certain other long-term investments and other assets are included in the Unaudited Interim Statements of Financial Position as a component of AOCI. Changes in these amounts include reclassification adjustments to exclude from OCI those items that are included as part of “Net income” for a period that had been part of OCI in earlier periods. The amounts for the periods indicated below, split between amounts related to fixed maturity securities on which an OTTI loss has been recognized, and all other net unrealized investment gains and losses, are as follows:

Net Unrealized Investment Gains and Losses on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs, Deferred Sales Inducements and Valuation of Business Acquired	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
		(in thousands)
Balance, December 31, 2011	$(1,740)	$691	$367	$(682)
Net investment (losses) gains on investments arising during the period	1,416	—	(496)	920
Reclassification adjustment for gains (losses) included in net income	(32)	—	11	(21)
Impact of net unrealized investment (losses) gains on deferred policy acquisition costs, deferred sales inducements and valuation of business acquired	—	(698)	243	(455)

Balance, March 31, 2012	$(356)	$(7)	$125	$(238)

All Other Net Unrealized Investment Gains and Losses in AOCI

	Net Unrealized Gains/(Losses) on Investments (1)	Deferred Policy Acquisition Costs, Deferred Sales Inducements and Valuation of Business Acquired	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
		(in thousands)
Balance, December 31, 2011	$441,680	$(192,122)	$(88,164)	$161,394
Net investment gains (losses) on investments arising during the period	(35,663)	—	12,481	(23,182)
Reclassification adjustment for (losses) gains included in net income	(7,036)	—	2,461	(4,575)
Impact of net unrealized investment (losses) gains on deferred policy acquisition costs, deferred sales inducements and valuation of business acquired	—	21,157	(7,406)	13,751

Balance, March 31, 2012	$398,981	$(170,965)	$(80,628)	$147,388

(1)	Includes cash flow hedges. See Note 8 to the Unaudited Interim Financial Statements included herein for additional discussion of our cash flow hedges.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

The table below presents net unrealized gains (losses) on investments by asset class as of the dates indicated:

	March 31, 2012	December 31, 2011
	(in thousands)
Fixed maturity securities on which an OTTI loss has been recognized	$(356)	$(1,740)
Fixed maturity securities, available-for-sale - all other	395,670	436,812
Equity securities, available-for-sale	493	561
Affiliated notes	4,950	5,263
Derivatives designated as cash flow hedges (1)	(2,159)	(962)
Other long-term investments	27	3

Unrealized gains (losses) on investments and derivatives	$398,625	$439,937

(1)	See Note 8 for more information on cash flow hedges.

Duration of Gross Unrealized Loss Positions for Fixed Maturities and Equity Securities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities and equity securities have been in a continuous unrealized loss position, as of the dates indicated:

	March 31, 2012
	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$37,840	$85	$—	$—	$37,840	$85
Corporate securities	174,478	3,554	5,342	374	179,820	3,928
Commercial mortgage-backed securities	5,436	1	—	—	5,436	1
Asset-backed securities	23,782	487	30,096	2,248	53,878	2,735
Residential mortgage-backed securities	74,191	9	487	37	74,678	46

Total	$315,727	$4,136	$35,925	$2,659	$351,652	$6,795

Equity securities, available-for-sale	$—	$—	$—	$—	$—	$—

	December 31, 2011
	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$—	$—	$—	$—	$—
Corporate securities	129,881	4,010	1,130	326	131,011	4,336
Commercial mortgage-backed securities	7,014	8	—	—	7,014	8
Asset-backed securities	48,831	782	28,430	4,022	77,261	4,804
Residential mortgage-backed securities	484	55	—	—	484	55

Total	$186,210	$4,855	$29,560	$4,348	$215,770	$9,203

Equity securities, available-for-sale	$—	$—	$—	$—	$—	$—

The gross unrealized losses, related to fixed maturities at March 31, 2012 and December 31, 2011 are composed of $4.5 million and $5.4 million, respectively, related to high or highest quality securities based on National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $2.3 million and $3.8 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. At March 31, 2012, $1.3 million of the gross unrealized losses represented declines in value of greater than 20%, $0 million of which had been in that position for less than six months, as compared to $3.4 million at December 31, 2011 that represented declines in value of greater than 20%, $0.3 million of which had been in that position for less than six months. At March 31, 2012, the $2.7 million of gross unrealized losses of twelve months or more were concentrated in asset backed securities and manufacturing sector of the Company’s corporate securities. At December 31, 2011, $4.3 million of gross unrealized losses of twelve months or more were concentrated in asset backed securities, $1.7 million in services and $1.1 million in manufacturing sector of the Company’s corporate securities.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

In accordance with its policy described in Note 3, the Company concluded that an adjustment to earnings for other-than-temporary impairments for these securities was not warranted at March 31, 2012 or December 31, 2011. These conclusions are based on a detailed analysis of the underlying credit and cash flows on each security. The gross unrealized losses are primarily attributable to credit spread widening and increased liquidity discounts. At March 31, 2012, the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before the anticipated recovery of its remaining amortized cost basis.

At March 31, 2012 and December 31, 2011, there were no gross unrealized losses, related to equity securities that represented declines of greater than 20%.

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

Level 1 – Fair value is based on unadjusted quoted prices in active markets that are accessible to the Company for identical assets or liabilities. These generally provide the most reliable evidence and are used to measure fair value whenever available. Active markets are defined as having the following characteristics for the measured asset/liability: (i) many transactions, (ii) current prices, (iii) price quotes not varying substantially among market makers, (iv) narrow bid/ask spreads and (v) most information publicly available. The Company’s Level 1 assets and liabilities primarily include cash equivalents and certain short-term investments, equity securities, and corporate securities that are traded in an active exchange market. Prices are obtained from readily available sources for market transactions involving identical assets or liabilities.

Level 2 – Fair value is based on significant inputs, other than Level 1 inputs, that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability through corroboration with observable market data. Level 2 inputs include quoted market prices in active markets for similar assets and liabilities, quoted market prices in markets that are not active for identical or similar assets or liabilities, and other market observable inputs. The Company’s Level 2 assets and liabilities primarily include: fixed maturities (corporate public and private bonds, most government securities, certain asset-backed and mortgage-backed securities, etc.), certain short-term and long-term investments, separate accounts assets and over-the-counter derivatives. Valuations are generally obtained from third party pricing services for identical or comparable assets or liabilities or through the use of valuation methodologies using observable market inputs. Prices from services are validated through comparison to trade data and internal estimates of current fair value, generally developed using market observable inputs and economic indicators.

Level 3 – Fair value is based on at least one or more significant unobservable inputs for the asset or liability. These inputs reflect the Company’s assumptions about the inputs market participants would use in pricing the asset or liability. The Company’s Level 3 assets and liabilities primarily include: certain private fixed maturities and equity securities, certain manually priced public equity securities and fixed maturities, certain highly structured over-the-counter derivative contracts, and embedded derivatives resulting from certain products with guaranteed benefits. Prices are determined using valuation methodologies such as option pricing models, discounted cash flow models and other similar techniques. Non-binding broker quotes, which are utilized when pricing service information is not available, are reviewed for reasonableness based on the Company’s understanding of the market, and are generally considered Level 3. Under certain conditions, based on its observations of transactions in active markets, the Company may conclude the prices received from independent third party pricing services or brokers are not reasonable or reflective of market activity. In those instances, the Company may choose to over-ride the third-party pricing information or quotes received and apply internally developed values to the related assets or liabilities. To the extent the internally developed valuations use significant unobservable inputs, they are classified as Level 3. As of March 31, 2012 and December 31, 2011 these over-rides on a net basis were not material.

The Company has established policies and guidelines that require the establishment of valuation methodologies and consistent application of such methodologies. These policies and guidelines govern the use of inputs and price source hierarchies and provide controls around the valuation processes. These controls include appropriate review and analysis of prices against market activity or indicators of reasonableness, approval of price source changes, price overrides, methodology changes and classification of fair value hierarchy levels. The valuation policies and guidelines are reviewed and updated as appropriate.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

Asset and Liabilities by Hierarchy Level – The tables below present the balances of assets and liabilities measured at fair value on a recurring basis, as of the dates indicated.

	As of March 31, 2012
	Level 1	Level 2	Level 3	Netting (2)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. government securities	$—	$35,824	$—	$—	$35,824
State and municipal securities	—	100,841	—	—	100,841
Foreign government securities	—	133,468	—	—	133,468
Corporate securities	6,965	3,450,341	103,130	—	3,560,436
Asset-backed securities	—	125,805	46,700	—	172,505
Commercial mortgage-backed securities	—	469,353	—	—	469,353
Residential mortgage-backed securities	—	368,851	—	—	368,851

Sub-total	6,965	4,684,483	149,830	—	4,841,278
Trading account assets:
Asset-backed securities	—	31,564	—	—	31,564
Equity securities	6,901	—	201	—	7,102

Sub-total	6,901	31,564	201	—	38,666

Equity securities, available-for-sale	3,003	—	—	—	3,003
Short-term investments	147,262	11,219	—	—	158,481
Cash equivalents	8,218	—	—	—	8,218
Other long-term investments	—	175,740	256	(44,601)	131,395
Reinsurance recoverables	—	—	1,205,262	—	1,205,262
Other assets	—	24,912	—	—	24,912

Sub-total excluding separate account assets	172,349	4,927,918	1,355,549	(44,601)	6,411,215
Separate account assets (1)	1,401,874	44,355,605	—	—	45,757,479

Total assets	$1,574,223	$49,283,523	$1,355,549	$(44,601)	$52,168,694

Future policy benefits	$—	$—	$1,220,550	$—	$1,220,550
Other liabilities	—	44,601	—	(44,601)	—

Total liabilities	$—	$44,601	$1,220,550	$(44,601)	$1,220,550

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

	As of December 31, 2011
	Level 1	Level 2	Level 3	Netting (2)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. government securities	$—	$86,035	$—	$—	$86,035
State and municipal securities	—	100,075	—	—	100,075
Foreign government securities	—	134,810	—	—	134,810
Corporate securities	6,705	3,791,350	89,658	—	3,887,713
Asset-backed securities	—	128,821	48,563	—	177,384
Commercial mortgage-backed securities	—	491,757	—	—	491,757
Residential mortgage-backed securities	—	395,993	—	—	395,993

Sub-total	6,705	5,128,841	138,221	—	5,273,767
Trading account assets:
Asset-backed securities	—	31,571	—	—	31,571
Equity securities	6,804	—	203	—	7,007

Sub-total	6,804	31,571	203	—	38,578

Equity securities, available-for-sale	3,071	—	—	—	3,071
Short-term investments	227,235	10,366	—	—	237,601
Cash equivalents	8,112	—	—	—	8,112
Other long-term investments	—	191,144	1,213	(40,012)	152,345
Reinsurance recoverables	—	—	1,747,757	—	1,747,757
Other assets	—	25,225	—	—	25,225

Sub-total excluding separate account assets	251,927	5,387,147	1,887,394	(40,012)	7,486,456
Separate account assets (1)	1,039,821	41,902,937	—	—	42,942,758

Total assets	$1,291,748	$47,290,084	$1,887,394	$(40,012)	$50,429,214

Future policy benefits	$—	$—	$1,783,595	$—	$1,783,595
Other liabilities	—	40,012	—	(40,012)	—

Total liabilities	$—	$40,012	$1,783,595	$(40,012)	$1,783,595

(1)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Statements of Financial Position.
(2)	“Netting” amounts represent the impact of offsetting asset and liability positions held with the same counterparty.

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

If the Company ultimately concludes that pricing information received from the independent pricing service is not reflective of market activity, non-binding broker quotes are used, if available. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may over-ride the information from the pricing service or broker with an internally developed valuation. As of March 31, 2012 and December 31, 2011 over-rides on a net basis were not material. Internally developed valuations or non-binding broker quotes are also used to determine fair value in circumstances where vendor pricing is not available. These estimates may use significant unobservable inputs, which reflect the Company’s own assumptions about the inputs market participants would use in pricing the asset. Circumstances where observable market data are not available may include events such as market illiquidity and credit events related to the security. Pricing service over-rides, internally developed valuations and non-binding broker quotes are generally included in Level 3 in the fair value hierarchy.

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

Private fixed maturities also include debt investments in funds that, in addition to a stated coupon, pay a return based upon the results of the underlying portfolios. The fair values of these securities are determined by reference to the funds’ net asset value “NAV.” Since the NAV at which the funds trade can be observed by redemption and subscription transactions between third parties, the fair values of these investments have been reflected within Level 2 in the fair value hierarchy.

Trading Account Assets – Trading account assets consist primarily of asset-backed and equity securities whose fair values are determined consistent with similar instruments described above under “Fixed Maturity Securities” and below under “Equity Securities.”

Equity Securities – Equity securities consist principally of investments in common, and non-redeemable preferred stock of publicly traded companies. The fair values of most publicly traded equity securities are based on quoted market prices in active markets for identical assets and are classified within Level 1 in the fair value hierarchy. The fair values of preferred equity securities are based on prices obtained from independent pricing services. These prices are then validated for reasonableness against recently traded market prices. Accordingly, these securities are generally classified within Level 2 in the fair value hierarchy. Fair values of perpetual preferred stock based on observable market inputs are classified within Level 2. However, when prices from independent pricing services are based on non-binding broker quotes as the directly observable market inputs become unavailable, the fair value of perpetual preferred stock are classified as Level 3.

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

Derivatives classified as Level 3 include first-to-default credit basket swaps and other structured products. These derivatives are valued based upon models with some significant unobservable market inputs or inputs from less actively traded markets. The fair values of first-to-default credit basket swaps are derived from relevant observable inputs (e.g. individual credit default spreads, interest rates, and recovery rates) and unobservable model-specific input values such as correlation between different credits within the same basket. Other structured options and derivatives are valued using simulation models such as the Monte Carlo and other techniques. Level 3 methodologies are validated through periodic comparison of the Company’s fair values to broker-dealer values. As of March 31, 2012 and December 31, 2011, there were derivatives with the fair value of $0 and $970 thousand classified within Level 3, and all other derivatives were classified within Level 2. See Note 8 for more details on the fair value of derivative instruments by primary underlying.

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

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

Separate Account Assets – Separate Account Assets primarily include fixed maturity securities, treasuries, equity securities and real estate investments for which values are determined consistent with similar instruments described above under “Fixed Maturity Securities,” “Equity Securities” and “Other Long-Term Investments.”

Other Assets – Other assets carried at fair value include affiliated bonds within our legal entity whose fair value are determined consistent with similar securities described above under “Fixed Maturity Securities” managed by affiliated asset managers.

Reinsurance Recoverables – Reinsurance recoverables carried at fair value include the reinsurance of our living benefit guarantees on certain of our variable annuities. These guarantees are accounted for as embedded derivatives and are described below in “Future Policy Benefits.” The reinsurance agreements covering these guarantees are derivatives with fair value determined in the same manner as the embedded derivative guarantee.

Future Policy Benefits – The liability for future policy benefits primarily includes general account liabilities for guarantees on variable annuity contracts, including guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”), accounted for as embedded derivatives. The fair values of the GMAB, GMWB and GMIWB liabilities are calculated as the present value of future expected benefit payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature. This methodology could result in either a liability or contra-liability balance, given changing capital market conditions and various policyholder behavior assumptions. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The determination of these risk premiums requires the use of management judgment.

The significant inputs to the valuation models for the embedded derivatives associated with the optional living benefit features of the Company’s variable annuity products include capital market assumptions, such as interest rate and implied volatility assumptions, the Company’s market-perceived risk of its own non-performance (“NPR”), as well as various assumptions that are actuarially determined, including lapse rates, benefit utilization rates, withdrawal rates, and mortality rate. Since many of the assumptions utilized in the valuation of the embedded derivatives associated with the Company’s optional living benefit features are unobservable and are considered to be significant inputs to the liability valuation, the liability included in future policy benefits has been reflected within Level 3 in the fair value hierarchy.

Capital market inputs and actual policyholders’ account values are updated each quarter based on capital market conditions as of the end of the quarter, including interest rates, equity markets, and implied volatility. In the risk neutral valuation, interest rates are used to both grow the policyholders’ account values as well as discount all projected future cash flows. The Company’s discount rate assumption is based on the LIBOR swap curve, and is adjusted for NPR, as discussed below. Assuming all other assumptions remain unchanged, a decline in interest rates will generally cause account values to grow more slowly, increasing future expected benefit payments, as well as decreasing the discounting impact in the present value calculation, both of which would cause increases in the fair value of the liability. The opposite impacts occur as interest rates rise. Implied volatility also impacts the estimate of future expected benefit payments. An increase in implied volatility will generally increase future expected benefit payments, causing an increase in the fair value of the liability. The opposite impact occurs as implied volatility declines.

Actuarial assumptions are reviewed at least annually, and updated based upon historical experience giving consideration to any observable market data, including market transactions such as acquisitions and reinsurance transactions. Assumptions relating to contractholder behavior such as lapse, benefit utilization, withdrawal, and mortality rates, are based on experience by product type and/or year of contract issuance. Unless a material change in contractholder behavior or mortality experience that the Company feels is indicative of a long term trend is observed in an interim periods, assumptions related to contractholder behavior and mortality are generally updated in the third quarter of each year by considering the actual experience that has occurred during the period from the most recent update to the expected amounts. These assumptions require the use of management judgment and are discussed in further detail below.

Level 3 Assets and Liabilities by Price Source – The table below presents the balances of Level 3 assets and liabilities measured at fair value with their corresponding pricing sources.

	As of March 31, 2012
	Internal (1)	External (2)	Total
	(in thousands)
Corporate securities	$99,744	$3,386	$103,130
Asset-backed securities	—	46,700	46,700
Equity securities	—	201	201
Other long-term Investments	—	256	256
Reinsurance recoverables	1,205,262	—	1,205,262

Total assets	$1,305,006	$50,543	$1,355,549

Future policy benefits	1,220,550	—	1,220,550

Total liabilities	$1,220,550	$—	$1,220,550

(1)	Represents valuations reflecting both internally-derived and market inputs, as well as third-party pricing information or quotes. See below for additional information related to internally-developed valuation for significant items in the above table.
(2)	Represents unadjusted prices from independent pricing services and independent non-binding broker quotes where pricing inputs are not readily available.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

Quantitative Information Regarding Internally Priced Level 3 Assets and Liabilities – The table below represents quantitative information on significant internally priced Level 3 assets and liabilities.

As of March 31 2012
	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
(in thousands)
Assets:
Corporate securities	$99,744	Discounted cash flow	Discount rate	4.2% - 23.5% (4.81%)

		Cap at call price	Call price	100% (100%)

Reinsurance recoverables	$1,205,262	Fair values are determined in the same manner as future policy benefits

Liabilities:
Future policy benefits	$1,220,550	Discounted cash flow	Lapse rate	0% - 15%
			NPR spread	0.4% - 2%
			Utilization rate	60% - 90%
			Withdrawal rate	90% - 100%
			Mortality rate (1)	0% - 10%
			Equity Volatility curve	18% - 30%

(1)	Range reflects the mortality rate for the vast majority of business with living benefits, with policyholders ranging from 35 to 90 years old. While the majority of living benefits have a minimum age requirement, certain benefits do not have an age restriction. This results in contractholders for certain benefits with mortality rates approaching 0%.

Corporate Securities – Internally priced corporate securities classified in Level 3 include certain below investment grade watchlist and distressed fixed maturity securities. For securities where discounted cash flows are used, the primary unobservable input is the internally developed discount rate. Significant increases in the discount rate would result in a significantly lower fair value, with the reverse being true for decreases in the discount rate. In isolation, an increase in the value of these inputs would result in an increase in fair value, with the reverse being true for decreases in the value of these inputs.

Reinsurance Recoverables – Reinsurance recoverables carried at fair value include the reinsurance of our living benefit guarantees on certain of our variable annuities. These guarantees are accounted for as embedded derivatives and are described below in “Future Policy Benefits.” The reinsurance agreements covering these guarantees are derivatives with fair value determined in the same manner as the embedded derivative guarantee.

Future Policy Benefits – Future policy benefits classified as Level 3 are calculated using internally-developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. As described above, the significant unobservable inputs to the valuation models for the embedded derivatives associated with the optional living benefit features of the Company’s variable annuity products include various assumptions that are actuarially determined, including lapse rates, benefit utilization rates, withdrawal rates and mortality rates as well as volatility assumptions and assumptions used to reflect NPR.

The Company’s dynamic lapse rate assumption adjusts the base lapse rate at the contract level based on a comparison of the actuarially calculated guaranteed amount and the current policyholder account value as well as other factors, such as the applicability of any surrender charges. The dynamic lapse adjustment reduces the base lapse rate based on the magnitude of the difference between the guaranteed amount and the account value. In-the-money contracts are those with a guaranteed benefit in excess of the current policyholder account value. Since in-the-money contracts are less likely to lapse, the dynamic lapse adjustment will reduce the lapse rate assumption for these contracts. All else being equal, contracts having a larger difference between the guaranteed amount and the account value will have a smaller lapse rate after applying the dynamic lapse rate adjustment. For less in the money contracts, the lapse rate assumption will be closer to the base lapse rate. Lapse rates are also generally assumed to be lower for the period where surrender charges apply. A lower base lapse rate is applied to contracts in the surrender charge period. A higher base lapse rate is applied to contracts in the year the surrender charge period expires.

To reflect NPR, the Company incorporates an additional spread over LIBOR into the discount rate used in the valuations of the embedded derivatives associated with its optional living benefit features. Since insurance liabilities are senior to debt, the Company believes that reflecting the financial strength ratings of the Company’s insurance subsidiaries in the valuation of the liability or asset appropriately takes into consideration NPR. The additional spread over LIBOR is determined taking into consideration publicly available information relating to the financial strength of the Company’s insurance subsidiaries, as indicated by the credit spreads associated with funding agreements issued by these subsidiaries. The Company adjusts these credit spreads to remove any illiquidity risk premium, which is subject to a floor based on a percentage of the credit spread. This additional spread, as mentioned in the table above, is applied at an individual contract level and only to those individual living benefit contracts in a liability position and generally not to those in a contra-liability position. An increase in the spread over LIBOR increases the discounting impact in the present value calculation and will generally cause a decrease in the fair value of the liability.

The Company’s benefit utilization rate assumption estimates the percentage of contracts that will utilize the benefit during the contract duration, including the estimated timing of the first lifetime income withdrawal by the contractholder. These assumptions vary based on the product type, the age of the contractholder, and the age of the contract. The utilization rate varies by product, based on the availability of an enhanced guarantee after a certain waiting period. For example, the utilization rates for a product with the opportunity to double the guaranteed value after a 10, 12 or 20 year accumulation period are adjusted based on contractholder experience related to such enhancement. Generally, the Company assumes about 60-90% of contractholders that utilize the guaranteed benefit (depending on the product type, contractholder age and contract age) will begin lifetime withdrawals at various time intervals from contract inception with the remaining contractholders either beginning lifetime withdrawals immediately or never utilizing the benefit. The impact of changes in these assumptions is highly dependent on the contract type and age of the contractholder at the time of the sale and the timing of the first lifetime income withdrawal.

The Company’s withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the amount allowable under the contract. Larger differences in the withdrawal rate assumption compared to the contractual guaranteed income withdrawal percentage, either positive or negative, will generally result in a decrease in the fair value of the liability. Prior to the exhaustion of the contractholder’s total account value the Company assumes contractholders will withdraw a certain percentage of the maximum allowable amount under the contract and will withdraw the maximum once the contractholder account value is completely exhausted.

Based on historical experience the Company applies a mortality rate adjustment compared to standard industry tables. Overall mortality rates vary by contract group based on the age of the contractholder. Generally, the Company does not expect actual mortality trends to change significantly in the short-term, and to the extent these trends may change the Company expects such changes to be gradual over the long-term. Since the variable annuity living benefits generally provide for a minimum withdrawal benefit for life, increases in mortality rates will decrease the fair value of the liability, with the reverse being true with decreases in mortality rates.

Market volatility also impacts the estimate of future expected benefit payments. The Company uses an equity volatility curve based on third party inputs. The curve starts with first year implied volatility and grades to a long-term realized volatility. The first year implied volatility determines the overall slope of the equity volatility curve. An increase in implied volatility will generally increase future expected benefit payments, causing an increase in the fair value of the liability.

Transfers between Levels 1 and 2 – There were no transfers between Level 1 and Level 2 for the three months ended March 31, 2012 and 2011.

Changes in Level 3 assets and liabilities – The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the three months ended March 31, 2012, as well as the portion of gains or losses included in income for the three months ended March 31, 2012 attributable to unrealized gains or losses related to those assets and liabilities still held at March 31, 2012.

	Three Months Ended March 31, 2012
	Fixed Maturities Available-For- Sale - Corporate Securities	Fixed Maturities Available-For- Sale - Asset Backed Securities	Other Long- Term Investments	Reinsurance Recoverables	Other Trading Securities - Equity - Unaffiliated
	(in thousands)
Fair value, beginning of period assets/(liabilities)	$89,658	$48,563	$1,213	$1,747,757	203
Total gains or (losses) (realized/unrealized):
Included in earnings:
Total realized investment gains (losses), net	7	—	(977)	(598,252)	—
Asset management fees and other income	—	—	13	—	(2)
Included in other comprehensive income (loss)	(856)	862	—	—	—
Net investment income	1,228	158	—	—	—
Purchases	2,625	—	—	55,757	—
Sales	—	—	—	—	—
Issuances	2,775	—	—	—	—
Settlements	(4,298)	(2,883)	7	—	—
Transfers into Level 3 (1)	11,991	—	—	—	—
Transfers out of Level 3 (1)	—	—	—	—	—

Fair Value, end of period assets/(liabilities)	$103,130	$46,700	$256	$1,205,262	$201

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period (2):
Included in earnings:
Total realized investment gains (losses), net	$—	$—	$(874)	$(585,098)	—
Asset management fees and other income	$—	$—	$13	$—	(1)
Interest credited to policyholder account	$—	$—	$—	$—	—
Included in other comprehensive income (loss)	$(782)	$885	$—	$—	—

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

Three Months
Ended March 31,
2012
Future Policy
Benefits
(in thousands)
Fair value, beginning of period assets/(liabilities)	$(1,783,595)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Total realized investment gains (losses), net	621,492
Purchases	—
Sales	—
Issuances	(58,447)
Settlements	—
Transfers into Level 3 (1)	—
Transfers out of Level 3 (1)	—

Fair Value, end of period assets/(liabilities)	$(1,220,550)

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period (2):
Included in earnings:
Total realized investment gains (losses), net	$608,066
Interest credited to policyholders’ account balances	$—
Included in other comprehensive income (loss)	$—

(1)	Transfers into or out of level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(2)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

Transfers – Transfers into Level 3 were primarily the result of unobservable inputs utilized within valuation methodologies and the use of broker quotes (that could not be validated) when previously, information from third party pricing services (that could be validated) was utilized.

The following table provides a summary of the changes in fair value of Level 3 assets and liabilities for the three months ended March 31, 2011, as well as the portion of gains or losses included in income for three months ended March 31, 2011 attributable to unrealized gains or losses related to those assets and liabilities still held at March 31, 2011.

	Three Months Ended March 31, 2011
	Fixed Maturities Available-For-Sale - Corporate Securities	Fixed Maturities Available-For- Sale - Asset Backed Securities	Equity Securities - Available-For- Sale	Other Long-Term Investments
		(in thousands)
Fair value, beginning of period assets/(liabilities)	$74,255	$53,858	$—	$—
Total gains or (losses) (realized/unrealized):
Included in earnings:
Total realized investment gains (losses), net	26	—	—	244
Included in other comprehensive income (loss)	(1,244)	763	1	—
Net investment income	1,113	118	—	—
Purchases	950	—	—	—
Sales	—	—	—	—
Issuances	—	—	—	—
Settlements	(741)	(223)	—	—
Transfers into Level 3 (1)	27,226	—	976	—
Transfers out of Level 3 (1)	—	—	—	—

Fair value, end of period assets/(liabilities)	$101,585	$54,516	$977	$244

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$—	$—	$—	$219
Asset management fees and other income	$—	$—	$—	$—
Included in other comprehensive income (loss)	$(1,251)	$763	$1	$—

	Three Months Ended March 31, 2011
	Future Policy	Other
	Benefits	Liabilities (3)
	(in thousands)

Fair value, beginning of period assets/(liabilities)	$(164,283)	$186,735
Total gains or (losses) (realized/unrealized):
Included in earnings:
Total realized investment gains (losses), net	267,573	(258,893)
Purchases	—	52,274
Issuances	(54,761)	—
Transfers into Level 3 (1)	—	—
Transfers out of Level 3 (1)	—	—

Fair value, end of period assets/(liabilities)	$48,529	$(19,884)

Unrealized gains (losses) for the period relating to Level 3 assets that were still held by the Company at the end of the period (2):
Included in earnings:
Total realized investment gains (losses), net	$265,376	$(256,598)
Interest credited to policyholders’ account balances	$—	$—
Included in other comprehensive income (loss)	$—	$—

(1)	Transfers into or out of level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(2)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(3)	Reinsurance Liabilities classified as Reinsurance Recoverable at December 31, 2010 were reclassified to Other Liabilities at March 31, 2011 as they were in a net liability position.

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

Fair Value of Financial Instruments

The table below presents the carrying amount and fair value by fair value hierarchy level of certain financial instruments that are not reported at fair value. However, in some cases, as described below, the carrying amount equals or approximates fair value.

	March 31, 2012
	Fair Value				Carrying Amount (1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)

Assets:
Commercial mortgage and other loans	$—	$—	$500,532	$500,532	$457,713
Policy loans	—	—	14,166	14,166	14,166
Cash	421	—	—	421	421
Accrued investment income	—	58,517	—	58,517	58,517
Other assets	—	7,036	—	7,036	7,036

Total assets	$421	$65,553	$514,698	$580,672	$537,853

Liabilities:
Investment contracts - policyholders’ account balances	$—	$—	$68,558	$68,558	$67,316
Cash collateral for loaned securities	—	69,320	—	69,320	69,320
Short-term debt	—	27,816	—	27,816	27,816
Long-term debt	—	640,002	—	640,002	600,000
Other liabilities	—	198,966	—	198,966	198,966
Separate account liabilities - investment contracts	—	1,201	—	1,201	1,201

Total liabilities	$—	$937,305	$68,558	$1,005,863	$964,619

(1)	Carrying values presented herein differ from those in the Company’s Unaudited Interim Statement of Financial Position because certain items within the respective financial statement captions are not considered financial instruments or out of scope under authoritative guidance relating to disclosures of the fair value of financial instruments. Financial statement captions excluded from the above table are not considered financial instruments.

The fair values presented above for those financial instruments have been determined by using available market standard information and by applying market valuation methodologies, as described in more detail below.

Commercial Mortgage and Other Loans

The fair value of most commercial mortgage loans is based upon the present value of the expected future cash flows discounted at the appropriate U.S. Treasury rate plus an appropriate credit spread for similar quality loans. The quality ratings for these loans, a primary determinant of the credit spreads and a significant component of the pricing process, are based on an internally-developed methodology. Credit spreads take into account public corporate bond spreads of similar quality and maturity, commercial mortgage-backed security spreads, whole loan spreads and other relevant market information such as spread indications from market participants on new originations, as well as unobservable inputs such as specific adjustments for property types.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

Policy Loans

Policy Loans carrying value approximates fair value.

Cash

The Company monitors cash to ensure there is sufficient demand and maintenance of sufficient solvency in the depository institutions. As such, due to the short term maturities of cash, the Company believes that carrying value approximates fair value.

Accrued Investment Income

Due to the short term until settlement of accrued investment income, the Company believes that carrying value approximates fair value.

Other Assets

Other assets included in the table above reflect those assets that meet the definition of financial instruments. They include short-term receivables, such as unsettled trades and accounts receivable. Due to the short term until settlement of these assets, the Company believes that carrying value approximates fair value.

Investment Contracts – Policyholders’ Account Balances

Only the portion of policyholders’ account balances related to products that are investment contracts (those without significant mortality or morbidity risk) are reflected in the table above. For payout annuities and other similar contracts without life contingencies, fair values are derived using discounted projected cash flows based on interest rates that are representative of the Company’s financial strength ratings, and hence reflects the Company’s own non-performance risk. For those balances that can be withdrawn by the customer at any time without prior notice or penalty, the fair value is the amount estimated to be payable to the customer as of the reporting date, which is generally the carrying value.

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

Cash Collateral for Loaned Securities

This represents the collateral received or paid in connection with loaning or borrowing securities. The Company monitors the market value of the securities loaned on a daily basis with additional collateral obtained as necessary. For these transactions, the carrying value of the related asset/liability approximates fair value as they equal the amount of cash collateral received/paid.

Other Liabilities

Other liabilities are primarily short-term payables, such as unsettled trades, drafts, escrow deposits and accrued expense payables. Due to the short term until settlement of these liabilities, the Company believes that carrying value approximates fair value.

Separate Account Liabilities – Investment Contracts

Only the portion of separate account liabilities related to products that are investments contracts are reflected in the table above. Separate account liabilities are recorded at the amount credited to the contractholder, which equals contractholder deposits less withdrawals, plus the change in fair value of the corresponding separate account assets. Therefore, carrying value approximates fair value.

8.	DERIVATIVE INSTRUMENTS

Types of Derivative Instruments and Derivative Strategies

Interest Rate Contracts

Interest rate swaps are used by the Company to manage interest rate exposures arising from mismatches between assets and liabilities (including duration mismatches) and to hedge against changes in the value of assets it anticipates acquiring and other anticipated transactions and commitments. Swaps may be attributed to specific assets or liabilities or may be used on a portfolio basis. Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed upon notional principal amount. Generally, no cash is exchanged at the outset of the contract and no principal payments are made by either party. These transactions are entered into pursuant to master agreements that provide for a single net payment to be made by one counterparty at each due date.

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

Foreign Exchange Contracts

Currency derivatives, including currency swaps, are used by the Company to reduce risks from changes in currency exchange rates with respect to investments denominated in foreign currencies that the Company either holds or intends to acquire or sell.

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

Credit Contracts

Credit derivatives are used by the Company to enhance the return on the Company’s investment portfolio by creating credit exposure similar to an investment in public fixed maturity cash instruments. With credit derivatives the Company can sell credit protection on an identified name, or a basket of names in a first to default structure, and in return receive a quarterly premium. With single name credit default derivatives, this premium or credit spread generally corresponds to the difference between the yield on the referenced name’s public fixed maturity cash instruments and swap rates, at the time the agreement is executed. With first to default baskets, the premium generally corresponds to a high proportion of the sum of the credit spreads of the names in the basket. If there is an event of default by the referenced name or one of the referenced names in a basket, as defined by the agreement, then the Company is obligated to pay the counterparty the referenced amount of the contract and receive in return the referenced defaulted security or similar security. See credit derivatives written section for discussion of guarantees related to credit derivatives written. In addition to selling credit protection, the Company may purchase credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio.

Embedded Derivatives

The Company has sold variable annuity contracts that include certain optional living benefit features that are accounted for as embedded derivatives. The Company has reinsurance agreements to transfer the risk related to certain of these embedded derivatives to affiliates, Pruco Reinsurance, Ltd. and The Prudential Insurance Company of America. The embedded derivatives related to the living benefit features and the related reinsurance agreements are carried at fair value. Mark-to-market changes in the fair value of the underlying contractual guarantees are determined using valuation models as described in Note 7, and are recorded in “Realized investment gains (losses), net.”

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

The fair value of the living benefit feature embedded derivatives included in “Future policy benefits” was a liability of $1,221 million and $1,784 million as of March 31, 2012 and December 31, 2011, respectively. The fair value of the embedded derivatives related to the reinsurance of certain of these benefits to Pruco Re and Prudential Insurance included in “Reinsurance recoverables” was an asset of $1,206 million and $1,748 million as of March 31, 2012 and December 31, 2011, respectively.

The table below provides a summary of the gross notional amount and fair value of derivatives contracts, excluding embedded derivatives which are recorded with the associated host, by the primary underlying. Many derivative instruments contain multiple underlyings.

	March 31, 2012			December 31, 2011
	Notional	Fair Value		Notional	Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
			(in thousands)
Qualifying Hedges
Currency/Interest Rate
Currency/Interest Rate	$51,903	$188	$(2,370)	$47,702	$867	$(1,796)

Total Qualifying Hedges	$51,903	$188	$(2,370)	$47,702	$867	$(1,796)

Non-qualifying Hedges

Interest Rate
Non Currency Swaps	$1,752,950	$136,515	$(11,183)	$1,752,950	$162,428	$(8,546)

Currency/Interest Rate
Foreign Currency Swaps	55,861	1,765	(3,882)	62,280	2,852	(4,975)

Credit
Credit Default Swaps	345,050	1,497	(2,060)	399,050	1,737	(2,165)

Equity
Equity Non Currency	166,831	—	(4,609)	199,446	1,067	(4,838)
Equity Options	9,564,382	35,775	(20,497)	2,798,732	23,161	(17,692)

Total Non-Qualifying Hedges	$11,885,074	$175,552	$(42,231)	$5,212,458	$191,245	$(38,216)

Total Derivatives (1)	$11,936,977	$175,740	$(44,601)	$5,260,160	$192,112	$(40,012)

(1)	Excludes embedded derivatives which contain multiple underlyings. The fair value of these embedded derivatives was a liability of $1,223 million as of March 31, 2012 and a liability of $1,787 million as of December 31, 2011 included in “Future policy benefits” and “Fixed maturities, available-for-sale”, respectively.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

Cash Flow Hedges

The Company uses currency swaps in its cash flow hedge accounting relationships. This instrument is only designated for hedge accounting in instances where the appropriate criteria are met. The Company does not use futures, options, credit, and equity or embedded derivatives in any of its cash flow hedge accounting relationships.

The following tables provide the financial statement classification and impact of derivatives used in qualifying and non-qualifying hedge relationships, excluding the offset of the hedged item in an effective hedge relationship:

	Three Months Ended March 31, 2012
	Realized Investment Gains/(Losses)	Net Investment Income	Other Income	Accumulated Other Comprehensive Income (1)
Qualifying hedges
Cash flow hedges
Currency/Interest Rate	$—	$(41)	$2	$(1,201)

Total qualifying hedges	—	(41)	2	(1,201)

Non- qualifying hedges
Interest Rate	(21,375)	—	—	—
Currency/Interest Rate	(1,155)	—	(12)	—
Credit	98	—	—	—
Equity	(32,837)	—	—	—
Embedded Derivatives (2)	12,674	—	—	—

Total non-qualifying hedges	(42,595)	—	(12)	—

Total	$(42,595)	$(41)	$(10)	$(1,201)

	Three Months Ended March 31, 2011
	Realized Investment Gains/(Losses)	Net Investment Income	Other Income	Accumulated Other Comprehensive Income (1)
Qualifying hedges
Cash flow hedges
Currency/Interest Rate	$—	$(8)	$(36)	$(1,064)

Total cash flow hedges	—	(8)	(36)	(1,064)

Non- qualifying hedges
Interest Rate	(2,164)	—	—	—
Currency/Interest Rate	(1,776)	—	—	—
Credit	288	—	—	—
Equity	(9,605)	—	—	—
Embedded Derivatives (2)	(3,691)	—	—	—

Total non-qualifying hedges	(16,948)	—	—	—

Total	$(16,948)	$(8)	$(36)	$(1,064)

(1)	Amounts deferred in accumulated other comprehensive income (loss)
(2)	Primarily includes the following: 1) mark-to-market on embedded derivatives of $563 million; 2) fees ceded of $66 million; offset by 3) change in reinsurance recoverable of $542 million; and 4) fees attributed to embedded derivative of $58 million as of March 31, 2012.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

For the periods ending March 31, 2012 the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations and there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.

Presented below is a rollforward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in thousands)

Balance, December 31, 2011	$(962)
Net deferred gains on cash flow hedges from January 1 to March 31, 2012	(1,237)
Amount reclassified into current period earnings	40

Balance, March 31, 2012	$(2,159)

As of March 31, 2012, the Company did not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 15 years. Income amounts deferred in “Accumulated other comprehensive income (loss)” as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” in the Unaudited Interim Statements of Equity.

Credit Derivatives Written

The following table sets forth the composition of the Company’s credit derivatives where it has written credit protection, excluding embedded derivatives contained in externally-managed investments in European markets, by industry category as of the dates indicated.

	March 31, 2012		December 31, 2011
Industry	Notional	Fair Value	Notional	Fair Value
	(in thousands)
Corporate Securities:
Energy	$20,000	$97	$20,000	$101
Finance	—	—	54,000	95
Manufacturing	230,000	1,131	230,000	1,145
Retail	20,000	107	20,000	120
Services	20,000	69	20,000	72
Transportation	25,000	94	25,000	106

Total Credit Derivatives	$315,000	$1,498	$369,000	$1,640

The Company writes credit derivatives under which the Company is obligated to pay a related party counterparty the referenced amount of the contract and receive in return the defaulted security or similar security. The Company’s maximum amount at risk under these credit derivatives, assuming the value of the underlying referenced securities become worthless, is $315 million and $369 million notional of credit default swap (“CDS”) selling protection with an associated fair value of $1.5 million and $1.6 million, at March 31, 2012 and December 31, 2011, respectively. These credit derivatives generally have maturities of less than 10 years. At December 31, 2011, the underlying credits had NAIC designation ratings of 1 and 2.

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

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

The notes are accounted for under U.S. GAAP as available-for-sale fixed maturity securities with bifurcated embedded derivatives (total return swaps). Changes in the value of the fixed maturity securities are reported in Equity under the heading “Accumulated other comprehensive income (loss)” and changes in the market value of the embedded total return swaps are included in current period earnings in “Realized investment gains (losses), net.” The Company’s maximum exposure to loss from these interests was $7 million and $7 million at March 31, 2012 and December 31, 2011, respectively. The fair value of the embedded derivatives included in “Fixed maturities, available-for-sale” was a liability of $3 million at both March 31, 2012 and December 31, 2011.

In addition to writing credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of March 31, 2012 and December 31, 2011, the Company had $30 million of outstanding notional amounts, respectively reported at fair value as a liability of $2 million, respectively.

Credit Risk

The Company is exposed to credit-related losses in the event of non-performance by counterparties to financial derivative transactions. Generally, the credit exposure of the Company’s OTC derivative transactions is represented by the contracts with a positive fair value (market value) at the reporting date after taking into consideration the existence of netting agreements.

The Company has credit risk exposure to an affiliate, PGF related to its OTC derivative transactions. PGF manages credit risk with external counterparties by entering into derivative transactions with highly rated major international financial institutions and other creditworthy counterparties, and by obtaining collateral where appropriate, see Note 5.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Prudential Annuities Life Assurance Corporation (“PALAC” or the “Company”), formerly known as American Skandia Life Assurance Corporation, as of March 31, 2012 compared with December 31, 2011, and its results of operations for the three months ended March 31, 2012 and 2011. You should read the following analysis of our financial condition and results of operations in conjunction with the audited Financial Statements, and the “Risk Factors” section included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, the statements under “Forward Looking Statements”, and the Unaudited Interim Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Beginning in March 2010, the Company ceased offering its existing variable and fixed annuity products (and where offered, the companion market value adjustment option) to new investors upon the launch of a new product line in each of Pruco Life Insurance Company and Pruco Life Insurance Company of New Jersey (which are affiliates of the Company within the Prudential Annuities business unit of Prudential Financial, Inc. (“Prudential Financial”)). However, subject to applicable contractual provisions and administrative rules, the Company continues to accept subsequent purchase payments on inforce contracts under existing annuity products.

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

Our variable annuity investment options provide our customers with the opportunity to invest in proprietary and non-proprietary mutual funds, frequently under asset allocation programs, and fixed-rate accounts. The investments made by customers in the proprietary and non-proprietary mutual funds generally represent separate account interests that provide a return linked to an underlying investment portfolio. The general account investments made in the fixed-rate accounts are credited with interest at rates we determine, subject to certain minimums. We also offered fixed annuities that provide a guarantee of principal and interest credited at rates we determine, subject to certain contractual minimums. Certain investments made in the fixed-rate accounts of our variable annuities and certain fixed annuities impose a market value adjustment if the invested amount is not held to maturity. Based on the contractual terms the market value adjustment can be positive, resulting in an additional amount for the contractholder, or negative, resulting in a deduction from the contractholder’s account value or redemption proceeds.

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

As of March 31, 2012 approximately $40.5 billion or 81% of total variable annuity account values contain a living benefit feature, compared to approximately $38.6 billion or 81% as of December 31, 2011. As of March 31, 2012 approximately $32.0 billion or 79% of variable annuity account values with living benefit features included an asset transfer feature in the product design, compared to approximately $30.6 billion or 79% as of December 31, 2010. The asset transfer feature, included in the design of certain optional living benefits, transfers assets between certain variable investments selected by the annuity contractholder and, depending on the benefit feature, a fixed rate account in the general account or a bond portfolio within a separate account. The asset transfer feature associated with the most recently sold products transfers assets between certain variable investments selected by the annuity contractholder and a designated bond portfolio within the separate account. The transfers are based on the static mathematical formula used with the particular optional benefit which considers a number of factors, including the impact of investment performance on the contractholder’s total account value. In general, negative investment performance may result in transfers to either a fixed rate account in the general account or a bond portfolio within the separate account, and positive investment performance may result in transfers to contractholder-selected variable investments. Overall, the asset transfer feature helps to mitigate our exposure to equity market risk and market volatility. Other product design elements we utilize for certain products to manage these risks include asset allocation restrictions and minimum issuance age requirements.

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

The hedging strategy also includes a program managed at the Prudential Financial parent company level that more broadly addresses equity market exposure of the overall statutory capital of Prudential Financial as a whole, under stress scenarios. The Company owns a portion of the derivatives related to this program. The program focuses on tail risk in order to protect statutory capital in a cost-effective manner under stress scenarios. Prudential Financial assesses the composition of the hedging program on an ongoing basis and may change it from time to time based on an evaluation of its risk position or other factors.

Significant Accounting Policies

For information on the Company’s significant accounting policies, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Application of Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or U.S. GAAP, requires the application of accounting policies that often involve a significant degree of judgment. Management, on an ongoing basis, reviews estimates and assumptions used in the preparation of financial statements. If management determines that modifications in assumptions and estimates are appropriate given current facts and circumstances, results of operations and financial position as reported in the Unaudited Interim Financial Statements could change significantly.

Management believes the accounting policies relating to the following areas are most dependent on the application of estimates and assumptions and require management’s most difficult, subjective, or complex judgments:

•	Deferred policy acquisition and other costs, including value of business acquired;

•	Valuation of investments, including derivatives, and the recognition of other-than-temporary impairments;

•	Policyholder liabilities;

•	Taxes on income; and

•	Reserves for contingencies, including reserves for losses in connection with unresolved legal matters.

In the first quarter of 2012, we revised the treatment of the results of the living benefits hedging program in our best estimate of total gross profits used to calculate the amortization of deferred policy acquisition costs (“DAC”) and deferred sales inducements (“DSI”) associated with certain of our variable annuity contracts. In 2011, we included the results of the living benefits hedging program in the reinsurance affiliate, excluding any unhedged items, in our best estimate of gross profits used to determine amortization rates only to the extent this net amount was determined by management to be other-than-temporary. Beginning with the first quarter of 2012, we are including the results of the living benefits hedging program, excluding any unhedged items, in our best estimate of total gross profits used for determining amortization rates each quarter without regard to the permanence of the changes. Aside from this change, our policy for amortizing DAC and DSI remains as described in our Annual Report on Form 10-K for the year ended December 31, 2011, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Accounting Policies & Pronouncements – Application of Critical Accounting Estimates.”

A discussion of each of the additional critical accounting estimates listed above may also be found in our Annual Report on Form 10-K for the year ended December 31, 2011, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Accounting Policies & Pronouncements – Application of Critical Accounting Estimates.”

Changes in Financial Position

2012 versus 2011

Total assets increased by $2.0 billion, from $52.3 billion at December 31, 2011 to $54.3 billion at March 31, 2012. Separate account assets increased $2.8 billion primarily driven by market appreciation, partially offset by net outflows as a result of the discontinuation of new sales beginning in March 2010, discussed above. DAC and DSI increased by $252 million and $137 million, respectively, resulting from the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions, as discussed below. Partially offsetting the above increases was a $542 million mark-to-market decrease in the reinsurance recoverable related to the reinsured liability for living benefit embedded derivatives primarily resulting from a decrease in the present value of future expected benefit payments driven by favorable market conditions and higher interest rates. Total investments decreased $522 million primarily related to the asset transfer feature which moved customer account values to the separate account due to favorable markets in the first quarter of 2012 and policyholder liability surrenders.

Total liabilities increased by $1.7 billion, from $51.2 billion at December 31, 2011 to $52.9 billion at March 31, 2012. Separate account liabilities increased by $2.8 billion offsetting the increase in separate accounts assets above. Partially offsetting the above increase was a $588 million decrease in future policy benefits and other policyholder liabilities driven by a decrease in the liability for living benefit embedded derivatives, as described above. Policyholder’s account balance decreased $520 million driven by the asset transfer feature which moved customer account values to the separate account due to favorable markets and account value run off due to the discontinuation of new sales as discussed above.

Stockholder’s equity increased by $369 million from $1,021 million at December 31, 2011 to $1,390 million at March 31, 2012. The increase in stockholder’s equity was primarily driven by a $372 million increase in retained earnings as a result of net income.

Results of Operations

2012 versus 2011 Three Month Comparison

Net Income

Net income increased $250 million from $122 million for the first quarter of 2011 to $372 million for the first quarter of 2012. The increase is driven by $370 million increase in income from operations before income taxes, as discussed below, partially offset by a $120 million increase in income tax expense.

The increase in income from operations before taxes was primarily driven by lower amortization of DAC and DSI primarily related to the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions, as discussed below. Also contributing to the increase was a favorable variance related to adjustments to the amortization of DAC and DSI, and to the reserves for the GMDB and GMIB features of our variable annuity products, primarily driven by the impact to the estimated profitability of the business of quarterly adjustments to reflect current period market performance and experience. Results for both years include the impact of these items which are discussed in more detail below.

Excluding items discussed above, income from operations before taxes decreased $56 million compared to first quarter of 2011 primarily driven by a decline in fees driven by lower average annuity account values invested in the separate account driven by negative net flows as a result of contractholder surrenders. There are limited offsetting inflows due to the discontinuation of new sales.

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

As mentioned above, included in the favorable variance from lower amortization of DAC and DSI, was $355 million of lower amortization primarily related to the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions. This impact primarily relates to changes in the valuation of the reinsured living benefit liabilities in the first quarter of 2012 related to NPR losses, which we and the reinsurance affiliate believe to be non-economic, and choose not to hedge, as discussed above, partially offset by gains driven by differences between the change in fair value of the hedge target liability and the change in the fair value of the hedge assets in the reinsurance affiliate due to favorable market conditions in the first quarter of 2012.

To reflect the NPR of our affiliates in the valuation of the embedded derivative liabilities, we incorporate an additional spread over LIBOR into the discount rate used in the valuation. Negative NPR adjustments in the reinsurance affiliate in 2012 were primarily driven by a lower base of embedded derivative liabilities. Increases in risk-free interest rates and the impact of favorable account value performance, drove decreases in the embedded derivative liability base in the first quarter of 2012. The NPR losses in the reinsurance affiliate were larger in the first quarter of 2012 compared to the first quarter of 2011 resulting in a favorable variance from lower amortization of DAC and DSI.

As shown in the following table, the gain from operations for the first quarter 2012 included $92 million of benefits from adjustments to the amortization of DAC/DSI and the reserves for the GMDB and GMIB features of our variable annuity products compared to $13 million of benefits in the first quarter of 2011.

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	Amortization of DAC and Other Costs (1)	Reserves for GMDB / GMIB (2)	Total	Amortization of DAC and Other Costs (1)	Reserves for GMDB / GMIB (2)	Total
	(in thousands)
Quarterly market performance adjustment	$31,142	$31,075	$62,217	$9,252	$7,222	$16,474

Quarterly adjustment for current period experience (3)	26,175	3,589	29,764	(7,837)	4,831	(3,006)

Total	$57,317	$34,664	$91,981	$1,415	$12,053	$13,468

(1)	Amounts reflect (charges) or benefits for (increases) or decreases, respectively, in the amortization of deferred policy acquisition, or DAC, and other costs.
(2)	Amounts reflect (charges) or benefits for reserve (increases) or decreases, respectively, related to the guaranteed minimum death and income benefit, or GMDB / GMIB, features of our variable annuity products.
(3)	Represents the impact of differences between actual gross profits for the period and the previously estimated expected gross profits for the period, as well as updates for current and future expected claims costs associated with the GMDB/GMIB features of our variable annuity products.

The $62 million and $16 million of net benefits in the first quarter of 2012 and 2011, respectively, shown in the table above, relating to the quarterly market performance adjustments are attributable to changes to our estimate of total gross profits to reflect actual fund performance. The following table shows the actual quarterly rates of return on variable annuity account values compared to our previously expected quarterly rates of return used in our estimate of total gross profits for the periods indicated.

	First Quarter 2012	First Quarter 2011
Actual rate of return	7.5%	3.6%
Expected rate of return	1.9%	1.5%

Higher than expected returns in the first quarter of 2012 increased our estimate of total gross profits used as a basis for amortizing DAC and other costs and decreased our estimate of future expected claims costs associated with the GMDB and GMIB features of our variable annuity products, by establishing a new, higher starting point for the variable annuity account values used in estimating those items for future periods. This change results in a lower required rate of amortization and lower required reserve provisions, which are applied to all prior periods. The resulting cumulative adjustment to prior amortization and reserve provisions are recognized in the current period. Higher than expected returns in the first quarter of 2011 had similar, but less significant impacts due to a lesser variance between actual and expected returns.

We derive our near-term future rate of return assumptions using a reversion to the mean approach, a common industry practice. Under this approach, we consider actual returns over a period of time and initially adjust projected returns over the next four years (the “near-term”) so that the assets are projected to grow at the long-term expected rate of return for the entire period. The near-term future projected blended rate of return across all contract groups is 6.6% per annum as of March 31, 2012, or approximately 1.7% per quarter, and includes the impact of those contract groups whose near-term future projected returns are based on our near-term blended maximum future rate of return assumption, as discussed below.

The $30 million net benefit and $3 million net charge in the first quarter of 2012 and 2011, respectively, shown in the table above, reflect the quarterly adjustments for current period experience and other updates, also referred to as experience true-up adjustments. The favorable variance related to the amortization of DAC and other costs was primarily driven by the difference in the change of the fair value of the hedge target liability and the change in the fair value of the hedge assets in the reinsurance affiliate, as discussed above.

As noted previously, the quarterly adjustments to reflect current period market performance and experience impact the estimated profitability of our business. Therefore, in addition to the current period impacts discussed above, these items will also drive changes in our GMDB and GMIB reserves and the amortization of DAC/DSI in future periods.

Revenues

Revenues decreased $58 million, from $371 million for the first quarter of 2011 to $313 million for the first quarter of 2012.

Realized investment gains/losses, net, decreased by $34 million from a loss of $2 million for first quarter of 2011 to a loss of $36 million for the first quarter of 2012. This decrease was primarily driven by an unfavorable variance related to higher than prior year quarter NPR losses due to the mark-to-market of the non-reinsured living benefit embedded derivative liabilities and higher realized losses due to increased trading activity due to market conditions and transfers of assets due to the asset transfer feature.

Asset management fees, commissions and other decreased by $11 million from $79 million for the first quarter of 2011 to $68 million for the first quarter of 2012. The decrease was primarily driven by a lower average variable annuity asset balances in the first quarter of 2012 invested in the separate accounts due to negative net flows as a result of contractholder surrenders. There are limited offsetting inflows due to the discontinuation of new sales.

Net investment income decreased $7 million from $81 million for the first quarter of 2011 to $74 million for the first quarter of 2012 as a result of lower average annuity account values in the general account primarily resulting from account value run off due to the discontinuation of new sales.

Policy charges and fee income decreased $3 million, from $205 million for the first quarter of 2011 to $202 million for the first quarter of 2012 driven by lower average variable annuity separate account asset balances in the first quarter of 2012 partially offset by lower market value adjustments paid to contractholders related to the Company’s market value adjusted investments option (“MVA”) driven by differences in market conditions and transfers of assets due to the asset transfer feature.

Benefits and Expenses

Benefits and expenses decreased $428 million from an expense of $210 million for first quarter of 2011 to a benefit of $218 million for the first quarter of 2012.

Amortization of deferred policy acquisition costs decreased by $253 million, from an expense of $22 million for the first quarter of 2011 to a benefit of $231 million for first quarter of 2012, primarily due to lower DAC amortization related to the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions and the impact of our quarterly adjustments to reflect current period experience and market performance, as discussed above.

Interest credited to policyholders’ account balances decreased $153 million, from an expense of $66 million for the first quarter of 2011 to a benefit of $87 million for first quarter of 2012, due to lower DSI amortization primarily related to the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions and the impact of our quarterly adjustments to reflect current period experience and market performance as discussed above. Also, interest credited to policyholders’ account balances decreased due to lower average crediting rates and lower average annuity account values in the fixed-rate option of the general account resulting from account value run off due to the discontinuation of new sales.

Policyholders’ benefits decreased $23 million, from an expense of $14 million for the first quarter of 2011 to a benefit of $9 million for the first quarter of 2012, primarily due to the adjustments to the reserves for the GMDB/GMIB benefit features of our variable annuity products to reflect current period experience and market performance, as discussed above.

Income Taxes

The income tax provision amounted to an expense of $159 million and $39 million for the three months ended March 31, 2012 and 2011, respectively. The increase in income tax expense is primarily driven by the increase in pretax income.

The Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by the Internal Revenue Service (“IRS”) or other taxing authorities. Audit periods remain open for review until the statute of limitations has passed. Generally, for tax years which produce net operating losses, capital losses or tax credit carryforwards (“tax attributes”), the statute of limitations does not close, to the extent of these tax attributes, until the expiration of the statute of limitations for the tax year in which they are fully utilized. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the liability for income taxes. Tax years 2009 through 2011 are still open for IRS examination. The Company does not anticipate any significant changes within the next 12 month to its total unrecognized tax benefits related to tax years for which the statute of limitations has not expired.

The dividends received deduction (“DRD”) reduces the amount of dividend income subject to U.S. tax and is a significant component of the difference between the Company’s effective tax rate and the federal statutory tax rate of 35%. The DRD for the current period was estimated using information from 2011, current year results, and was adjusted to take into account the current year’s equity market performance. The actual current year DRD can vary from the estimate based on factors such as, but not limited to, changes in the amount of dividends received that are eligible for the DRD, changes in the amount of distributions received from mutual fund investments, changes in the account balances of variable life and annuity contracts, and the Company’s taxable income before the DRD.

In August 2007, the IRS released Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the DRD related to variable life insurance and annuity contracts. In September 2007, the IRS released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54 and informed taxpayers that the U.S. Treasury Department and the IRS intend to address through new guidance the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts. On February 13, 2012, the Obama Administration released the “General Explanations of the Administration’s Revenue Proposals.” One proposal would change the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through guidance or legislation, could increase actual tax expense and reduce the Company’s consolidated net income. These activities had no impact on the Company’s 2011 or first quarter 2012 results.

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

Management monitors the liquidity of Prudential Financial, Prudential Insurance and the Company on a daily basis and projects borrowing and capital needs over a multi-year time horizon through our quarterly planning process. We believe that cash flows from the sources of funds presently available to us are sufficient to satisfy the current liquidity requirements, of Prudential Financial, and the Company, including reasonably foreseeable stress scenarios.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010, could result in the imposition of new capital, liquidity and other requirements on Prudential Financial and the Company. See Item 1. Business -”Regulatory Environment” in Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for information regarding the potential effects of the Dodd-Frank Act on the Company and its affiliates.

On June 30, 2011, the Company paid an extra-ordinary dividend of $270 million to our ultimate parent, Prudential Financial. On November 30, 2011 the Company paid an extra-ordinary dividend of $318 million to our ultimate parent, Prudential Financial.

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

Cash Flow

The principal sources of the Company’s liquidity are certain annuity considerations, investment and fee income, investment maturities, as well as internal borrowings. The principal uses of that liquidity include benefits, claims, and payments to policyholders and contractholders in connection with surrenders, withdrawals and net policy loan activity. Other uses of liquidity include commissions, general and administrative expenses, purchases of investments, and payments in connection with financing activities. As discussed above, in March 2010, the Company ceased offering its existing variable annuity products to new investors upon the launch of a new product line by certain affiliates. Therefore, the Company expects to continue to see the overall level of cash flows to decrease going forward as the book of business runs off.

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

Gross account withdrawals amounted to approximately $773 million and $874 million as of March 31, 2012 and 2011, respectively. Because these withdrawals were consistent with our assumptions in asset/liability management, the associated cash outflows did not have a material adverse impact on our overall liquidity.

Liquid Assets

Liquid assets include cash, cash equivalents, short-term investments, fixed maturities that are not designated as held-to-maturity and public equity securities. As of March 31, 2012 and December 31, 2011, the Company had liquid assets of $5.1 billion and $5.6 billion, respectively, which includes a portion financed with asset-based financing. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $0.2 billion as of March 31, 2012 and December 31, 2011. We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in calculating internal liquidity measures in order to evaluate the adequacy of our operations’ liquidity under a variety of stress scenarios. We believe that the liquidity profile of our assets is sufficient to satisfy current liquidity requirements, including under reasonably foreseeable stress scenarios.

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

Capital

The Risk Based Capital, or RBC, ratio is a primary measure by which we evaluate the capital adequacy of the Company. Prudential Financial manages its domestic insurance subsidiaries RBC ratios to a level that is consistent with the ratings targets for those subsidiaries. RBC is determined by statutory guidelines and formulas that consider among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. The RBC ratio calculations are intended to assist insurance regulators in measuring the adequacy of an insurer’s statutory capitalization. The RBC ratio is an annual calculation, however, as of March 31, 2012 amounts, we estimate that the RBC ratios for the Company would exceed the minimum level required by applicable insurance regulations. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities.

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

As part of its Capital Protection Framework, Prudential Financial developed a broad view of the impact of market distress on the statutory capital of Prudential Financial and its subsidiaries, as a whole. The framework includes programs designed to mitigate the impact of a severe equity market stress event on the statutory capital of Prudential Financial and its subsidiaries, as whole. The program focuses on tail risk to protect statutory capital in a cost-effective manner under stress scenarios. The Company purchased a portion of the derivative under this program in 2010. Prudential Financial assesses the composition of the hedging program on an ongoing basis and may change it from time to time based on an evaluation of its risk position or other factors.

In addition to hedging equity market exposure, we also manage certain risks associated with our variable annuity products through affiliated reinsurance arrangements. We reinsure variable annuity living benefit guarantees to a captive reinsurance company, Pruco Reinsurance, Ltd. (“Pruco Re”). Effective as of July 1, 2011, Pruco Re domiciled from Bermuda to Arizona. At this time, Pruco Re continues to maintain the statutory reserve credit trust for business reinsured from the Company.

Reinsurance credit reserve requirements can move materially in either direction due to changes in equity markets and interest rates, actuarial assumptions and other factors. Higher reinsurance credit reserve requirements would necessitate depositing additional assets in the statutory reserve credit trusts held by Pruco Re, while lower reinsurance credit reserve requirements would allow assets to be removed from the statutory reserve credit trusts. We expect Prudential Financial would satisfy those additional needs through a combination of funding the reinsurance credit trusts with available cash, loans from Prudential Financial and/or affiliates and by re-hypothecating assets that were otherwise pledged to Pruco Re under hedging positions related to our living benefit features. Prudential Financial also continues to evaluate other options to address reserve credit needs such as obtaining letters of credit. For the quarter ended March 31, 2012, captive reinsurance trusts requirements declined by $413 million due to favorable capital market conditions.

Item 4.	Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, or the “Exchange Act”, as of March 31, 2012. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2012, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In April 2012, the Company filed a motion to dismiss the complaint in Total Asset Recovery Services v. MetLife Inc., and Prudential Financial Inc., et al., a qui tam action brought on behalf of the State of Illinois.

Material pending litigation and regulatory matters affecting us, and certain risks to our business presented by such matters, are discussed within Note 4 to the Unaudited Interim Financial Statements included in this Quarterly Report on Form 10-Q, under “ – Litigation and Regulatory Matters.”

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

The Company is an indirectly owned subsidiary of Prudential Financial. You should carefully consider the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011. These risks could materially affect Prudential Financial’s and/or the Company’s business, results of operations or financial condition, or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

May 11, 2012

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