Form 10-Q
period 2012-06-30
PRUDENTIAL ANNUITIES LIFE ASSURANCE CORP/CT
filed 2012-08-10
CIK 881453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 10, 2012, 25,000 shares of the registrant’s Common Stock (par value $100) consisting of 100 voting shares and 24,900 non-voting shares, were outstanding. As of such date, Prudential Annuities, Inc. formerly known as American Skandia, Inc., an indirect wholly owned subsidiary of Prudential Financial, Inc., a New Jersey corporation, owned all of the registrant’s Common Stock.

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

PART I-FINANCIAL INFORMATION

ITEM 1. Financial Statements

Prudential Annuities Life Assurance Corporation

Unaudited Interim Statements of Financial Position

As of June 30, 2012 and December 31, 2011 (in thousands, except share amounts)

	June 30, 2012	December 31, 2011
ASSETS
Fixed maturities, available-for-sale, at fair value (amortized cost, 2012: $4,386,806; 2011: $4,838,695)	$4,778,391	$5,273,767
Trading account assets, at fair value	7,621	38,578
Equity securities, available-for-sale, at fair value (cost, 2012: $2,516; 2011: $2,510)	3,205	3,071
Commercial mortgage and other loans, net of valuation allowance	463,388	449,359
Policy loans	13,880	14,316
Short-term investments	99,656	237,601
Other long-term investments	218,393	191,545

Total investments	5,584,534	6,208,237

Cash and cash equivalents	4,645	8,861
Deferred policy acquisition costs	587,587	666,764
Accrued investment income	51,151	59,033
Reinsurance recoverables	1,761,746	1,748,177
Income taxes	61,446	102,678
Valuation of business acquired	27,149	29,010
Deferred sales inducements	397,692	445,841
Receivables from parent and affiliates	25,794	24,968
Other assets	53,217	18,531
Separate account assets	43,645,528	42,942,758

TOTAL ASSETS	$52,200,489	$52,254,858

LIABILITIES AND EQUITY
Policyholders’ account balances	$4,661,421	$5,189,269
Future policy benefits and other policyholder liabilities	2,105,222	2,092,694
Payables to parent and affiliates	53,994	73,587
Cash collateral for loaned securities	42,872	125,884
Short-term debt	73,918	27,803
Long-term debt	600,000	600,000
Other liabilities	111,266	182,286
Separate account liabilities	43,645,528	42,942,758

TOTAL LIABILITIES	51,294,221	51,234,281

Commitments and Contingent Liabilities (See Note 6)

EQUITY
Common stock, $100 par value; 25,000 shares, authorized, issued and outstanding	2,500	2,500
Additional paid-in capital	893,336	882,670
Retained earnings (accumulated deficit)	(138,105)	(25,305)
Accumulated other comprehensive income (loss)	148,537	160,712

Total Equity	906,268	1,020,577

TOTAL LIABILITIES AND EQUITY	$52,200,489	$52,254,858

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation

Unaudited Interim Statements of Operations and Comprehensive Income

Three and Six Months Ended June 30, 2012 and 2011 (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
REVENUES
Premiums	$5,301	$6,934	$11,067	$15,446
Policy charges and fee income	199,806	211,071	401,430	415,573
Net investment income	69,177	76,587	143,070	157,718
Asset administration fees and other income	65,974	78,453	133,975	157,029
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(1,520)	(6,243)	(3,131)	(15,328)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income	1,437	6,104	2,979	15,029
Other realized investment gains (losses), net	35,243	30,013	(771)	28,313

Total realized investment gains (losses), net	35,160	29,874	(923)	28,014

Total revenues	375,418	402,919	688,619	773,780

BENEFITS AND EXPENSES

Policyholders’ benefits	41,459	27,277	32,202	41,469
Interest credited to policyholders’ account balances	227,250	104,127	139,795	170,611
Amortization of deferred policy acquisition costs	340,993	117,285	109,847	139,473
General, administrative and other expenses	106,917	109,668	216,777	217,088

Total benefits and expenses	716,619	358,357	498,621	568,641

Income (loss) from operations before income taxes	(341,201)	44,562	189,998	205,139

Income tax expense (benefit)	(104,054)	9,910	54,798	48,967

NET INCOME (LOSS)	$(237,147)	$34,652	$135,200	$156,172

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	$(23)	$—	$(20)	$—
Net unrealized investment gains (losses):
Unrealized investment gains (losses) for the period	8,946	45,054	(4,843)	9,063
Reclassification adjustment for (gains) losses included in net income	(6,789)	(30,057)	(13,857)	(45,622)

Total	2,157	14,997	(18,700)	(36,559)

Other comprehensive income (loss), before tax:	2,134	14,997	(18,720)	(36,559)
Less: Income tax expense (benefit) related to
Foreign currency translation adjustments	(8)	—	(7)	—
Net unrealized gains (losses)	755	5,249	(6,538)	(12,796)

Total	747	5,249	(6,545)	(12,796)

Other comprehensive income (loss), net of taxes:	1,387	9,748	(12,175)	(23,763)

Comprehensive Income (Loss)	$(235,760)	$44,400	$123,025	$132,409

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation

Unaudited Interim Statements of Equity

Six Months Ended June 30, 2012 and 2011 (in thousands)

	Common stock	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total equity
Balance, December 31, 2011	$2,500	$882,670	$(25,305)	$160,712	$1,020,577
Net income	—		135,200	—	135,200
Affiliated asset transfers	—	10,666	—	—	10,666
Distribution to parent			(248,000)		(248,000)
Other comprehensive loss, net of taxes	—		—	(12,175)	(12,175)

Balance, June 30, 2012	$2,500	$893,336	$(138,105)	$148,537	$906,268

	Common stock	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total equity
Balance, December 31, 2010	$2,500	$974,921	$749,751	$181,211	$1,908,383
Cumulative effect of adoption of accounting principle	—	—	(127,920)	9,660	(118,260)
Net income	—	—	156,172	—	156,172
Distribution to parent	—	—	(270,000)	—	(270,000)
Other comprehensive loss, net of taxes	—	—	—	(23,763)	(23,763)

Balance, June 30, 2011	$2,500	$974,921	$508,003	$167,108	$1,652,532

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation

Unaudited Interim Statements of Cash Flows

Six Months Ended June 30, 2012 and 2011 (in thousands)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$135,200	$156,172
Adjustments to reconcile net income to net cash provided by operating activities:
Policy charges and fee income	5,867	35,621
Realized investment (gains) losses, net	923	(28,014)
Amortization and depreciation	8,024	(3,101)
Interest credited to policyholders’ account balances	139,795	170,611
Change in:
Future policy benefit reserves	117,159	121,976
Accrued investment income	7,152	4,871
Net receivable (payable) to affiliates	(20,850)	(20,990)
Deferred sales inducements	(31,471)	(41,803)
Deferred policy acquisition costs	94,097	114,169
Income taxes	47,777	50,957
Reinsurance recoverables	(133,202)	(122,212)
Other, net	(21,369)	(17,148)

Cash Flows From Operating Activities	$349,102	$421,109

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	$690,623	$782,515
Commercial mortgage and other loans	12,182	80,631
Trading account assets	34,728	43,629
Policy loans	832	585
Other long-term investments	2,805	1,499
Short-term investments	1,903,348	2,222,012
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(286,467)	(166,461)
Commercial mortgage and other loans	(26,316)	(42,539)
Trading account assets	(3,506)	(2,352)
Policy loans	(83)	(569)
Other long-term investments	(21,984)	(9,397)
Short-term investments	(1,765,403)	(2,279,223)
Notes receivable from parent and affiliates, net	6,109	6,727
Other, net	68	(2,111)

Cash Flows From Investing Activities	$546,936	$634,946

CASH FLOWS USED IN FINANCING ACTIVITIES:
Cash collateral for loaned securities	(83,012)	83,305
Net increase (decrease) in short-term borrowing	46,115	(7,474)
Drafts outstanding	(10,904)	(16,231)
Distribution to parent	(248,000)	(270,000)
Contributed capital (including parent/child asset transfer)	10,666	—
Policyholders’ account balances
Deposits	591,276	719,496
Withdrawals	(1,206,395)	(1,561,518)

Cash Flows Used in Financing Activities	$(900,254)	$(1,052,422)

Net (decrease) increase in cash and cash equivalents	(4,216)	3,633
Cash and cash equivalents, beginning of period	8,861	487

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,645	$4,120

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

1. BUSINESS AND BASIS OF PRESENTATION

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

Beginning in March 2010, the Company ceased offering its then existing variable annuity products (and where offered, the companion market value adjustment option) to new investors upon the launch of a new product line in each of Pruco Life Insurance Company and Pruco Life Insurance Company of New Jersey (which are affiliates of the Company within the Prudential Annuities business unit of Prudential Financial). In general, the new product line offers the same optional living benefits and optional death benefits as offered by the Company’s existing variable annuities. However, subject to applicable contractual provisions and administrative rules, the Company continues to accept certain subsequent purchase payments on inforce contracts under existing annuity products.

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

The Company has extensive transactions and relationships with The Prudential Insurance Company of America (“Prudential Insurance”) and other affiliates, (as more fully described in Note 7). Due to these relationships, it is possible that the terms of these transactions are not the same as those that would result from transactions among unrelated parties.

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

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

2. SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

Investments and Investment Related Liabilities

The Company’s investments in debt and equity securities include fixed maturities; equity securities; and short-term investments. The accounting policies related to these, as well as commercial mortgage and other loans, are as follows:

Fixed maturities are comprised of bonds, notes and redeemable preferred stock. Fixed maturities classified as “available-for-sale” are carried at fair value. See Note 4 for additional information regarding the determination of fair value. The amortized cost of fixed maturities is adjusted for amortization of premiums and accretion of discounts to maturity. Interest income, as well as the related amortization of premium and accretion of discount is included in “Net investment income” under the effective yield method. For mortgage-backed and asset-backed securities, the effective yield is based on estimated cash flows, including interest rate and prepayment assumptions based on data from widely accepted third-party data sources or internal estimates. In addition to interest rate and prepayment assumptions, cash flow estimates also vary based on other assumptions regarding the underlying collateral including default rates and changes in value. These assumptions can significantly impact income recognition and the amount of other-than-temporary impairments recognized in earnings and other comprehensive income. For high credit quality mortgage-backed and asset-backed securities (those rated AA or above), cash flows are provided quarterly, and the amortized cost and effective yield of the security are adjusted as necessary to reflect historical prepayment experience and changes in estimated future prepayments. The adjustments to amortized cost are recorded as a charge or credit to net investment income in accordance with the retrospective method. For asset-backed and mortgage-backed securities rated below AA, or those for which an other than temporary impairment has been recorded, the effective yield is adjusted prospectively for any changes in estimated cash flows. See the discussion below on realized investment gains and losses for a description of the accounting for impairments. Unrealized gains and losses on fixed maturities classified as “available-for-sale,” net of tax, and the effect on deferred policy acquisition costs, value of business acquired, deferred sales inducements and future policy benefits that would result from the realization of unrealized gains and losses, are included in “Accumulated other comprehensive income (loss)” or (“AOCI”).

Trading account assets, at fair value, represents equity securities held in support of a deferred compensation plan and other fixed maturity securities carried at fair value. Realized and unrealized gains and losses for these assets are reported in “Asset administration fees and other income.” Interest and dividend income from these investments is reported in “Net investment income.”

Equity securities, available-for-sale are comprised of common stock, and non-redeemable preferred stock, and are carried at fair value. The associated unrealized gains and losses, net of tax, and the effect on deferred policy acquisition costs, value of business acquired, deferred sales inducements, and future policy benefits that would result from the realization of unrealized gains and losses, are included in “Accumulated other comprehensive income (loss)”. The cost of equity securities is written down to fair value when a decline in value is considered to be other-than-temporary. See the discussion below on realized investment gains and losses for a description of the accounting for impairments. Dividends from these investments are recognized in “Net investment income” when earned.

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

Impaired loans include those loans for which it is probable that amounts due will not be collected according to the contractual terms of the loan agreement. The Company defines “past due” as principal or interest not collected at least 30 days past the scheduled contractual due date. Interest received on loans that are past due, including impaired and non-impaired loans, as well as, loans that were previously modified in a troubled debt restructuring, is either applied against the principal or reported as net investment income based on the Company’s assessment as to the collectability of the principal. See Note 3 for additional information about the Company’s past due loans.

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

The Company reviews the performance and credit quality of the commercial mortgage and other loan portfolio on an on-going basis. Loans are placed on watch list status based on a predefined set of criteria and are assigned one of three categories. Loans are placed on “early warning” status in cases where, based on the Company’s analysis of the loan’s collateral, the financial situation of the borrower or tenants or other market factors, it is believed a loss of principal or interest could occur. Loans are classified as “closely monitored” when it is determined that there is a collateral deficiency or other credit events that may lead to a potential loss of principal or interest. Loans “not in good standing” are those loans where the Company has concluded that there is a high probability of loss of principal, such as when the loan is delinquent or in the process of foreclosure. As described below, in determining the allowance for losses, the Company evaluates each loan on the watch list to determine if it is probable that amounts due will not be collected according to the contractual terms of the loan agreement.

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

The allowance for loan losses includes a loan specific reserve for each impaired loan that has a specifically identified loss and a portfolio reserve for probable incurred but not specifically identified losses. For impaired commercial mortgage and other loans the allowances for losses are determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or based upon the fair value of the collateral if the loan is collateral dependent. The portfolio reserves for probable incurred but not specifically identified losses in the commercial mortgage and agricultural loan portfolio segments considers the current credit composition of the portfolio based on an internal quality rating, (as described above). The portfolio reserves are determined using past loan experience, including historical credit migration, loss probability and loss severity factors by property type. These factors are reviewed each quarter and updated as appropriate.

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

Policy loans are carried at unpaid principal balances. Interest income on policy loans is recognized in “Net investment income” at the contract interest rate when earned. Policy loans are fully collateralized by the cash surrender value of the associated insurance policies.

Short-term investments primarily consist of investments in certain money market funds as well as highly liquid debt instruments with a maturity of greater than three months and less than twelve months when purchased. These investments are generally carried at fair value.

Other long-term investments consist of the Company’s investments in joint ventures and limited partnerships, as well as wholly owned investment real estate and other investments. Joint venture and partnership interests are generally accounted for using the equity method of accounting. In certain instances in which the Company’s partnership interest is so minor that it exercises virtually no influence over operating and financial policies, the Company applies the cost method of accounting. The Company’s income from investments in joint ventures and partnerships accounted for using the equity method or cost method is included in “Net investment income.” The carrying value of these investments is written down, or impaired, to fair value when a decline in value is considered to be other-than-temporary. In applying the equity method or the cost method (including assessment for other-than-temporary impairment), the Company uses financial information provided by the investee, generally on a one to three month lag.

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

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

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

Asset Administration Fees

The Company receives asset administration fee income from policyholders’ account balances invested in the Advanced Series Trust Funds or “AST” (see Note 7), which are a portfolio of mutual fund investments related to the Company’s separate account products. In addition, the Company receives fees from policyholders’ account balances invested in funds managed by companies other than affiliates of Prudential Insurance. Asset administration fees are recognized as income when earned.

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

Derivatives are used to manage the characteristics of the Company’s asset/liability mix, and to manage the interest rate and currency characteristics of assets or liabilities. Additionally, derivatives may be used to seek to reduce exposure to interest rate, credit, foreign currency, and equity risks associated with assets held or expected to be purchased or sold, and liabilities incurred or expected to be incurred. As discussed below and in Note 5, all realized and unrealized changes in fair value of derivatives, with the exception of the effective portion of cash flow hedges, are recorded in current earnings. Cash flows from derivatives are reported in the operating and investing activities sections in the Unaudited Interim Statements of Cash Flows based on the nature and purpose of the derivative.

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

The Company formally documents at inception all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives designated as cash flow hedges to specific assets and liabilities on the balance sheet or to forecasted transactions.

When a derivative is designated as a cash flow hedge and is determined to be highly effective, changes in its fair value are recorded in “Accumulated other comprehensive income (loss)” to the extent they are effective, until earnings are affected by the variability of cash flows being hedged (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings). At that time, the related portion of deferred gains or losses on the derivative instrument is reclassified and reported in the income statement line item associated with the hedged item.

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

Income Taxes

The Company determines its interim tax provision using the annual effective tax rate methodology in accordance with the authoritative guidance. The decrease in the income tax expense for the three months ended June 30, 2012 and change in effective tax rate was primarily driven by a decrease in pre-tax income for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The increase in income tax expense for the six months ended June 30, 2012 and change in effective tax rate was primarily driven by a decrease in the forecasted dividends received deduction for the year ended December 31, 2012 compared to the year ended December 31, 2011.

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

Effective January 1, 2012, the Company adopted, prospectively, updated guidance regarding the fair value measurements and disclosure requirements. The updated guidance clarifies existing guidance related to the application of fair value measurement methods and requires expanded disclosures. The expanded disclosures required by this guidance are included in Note 4. Adoption of this guidance did not have a material effect on the Company’s financial position or results of operations.

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

Unaudited Interim Statements of Financial Position:

	December 31, 2011
	As Previously Reported	Effect of Change	As Currently Reported
	(in thousands)
Deferred policy acquisition costs	$757,183	$(90,419)	$666,764
Income taxes	70,425	32,253	102,678
TOTAL ASSETS	52,313,024	(58,166)	52,254,858

Total liabilities	51,234,281	—	51,234,281

Accumulated other comprehensive income (loss)	151,692	9,020	160,712
Retained earnings (accumulated deficit)	41,881	(67,186)	(25,305)
Total equity	1,078,743	(58,166)	1,020,577
TOTAL LIABILITIES AND EQUITY	$52,313,024	$(58,166)	$52,254,858

Unaudited Interim Statements of Operations and Comprehensive Income:

	Three Months Ended June 30, 2011
	As Previously Reported	Effect of Change	As Currently Reported
	(in thousands)
REVENUES
Total revenues	$402,919	$—	$402,919

BENEFITS AND EXPENSES
Amortization of deferred policy acquisition costs	132,096	(14,811)	117,285
General, administrative and other expenses	108,499	1,169	109,668
Total benefits and expenses	371,999	(13,642)	358,357

INCOME FROM OPERATIONS BEFORE INCOME TAXES	30,920	13,642	44,562

Income tax expense	5,863	4,047	9,910

NET INCOME	$25,057	$9,595	$34,652

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

	Six Months Ended June 30, 2011
	As Previously Reported	Effect of Change	As Currently Reported
	(in thousands)
REVENUES
Total revenues	$773,780	$—	$773,780

BENEFITS AND EXPENSES
Amortization of deferred policy acquisition costs	162,258	(22,785)	139,473
General, administrative and other expenses	214,792	2,296	217,088
Total benefits and expenses	589,130	(20,489)	568,641

INCOME FROM OPERATIONS BEFORE INCOME TAXES	184,650	20,489	205,139

Income tax expense	40,421	8,546	48,967

NET INCOME	$144,229	$11,943	$156,172

Unaudited Interim Statement of Cash Flows:

	Six Months Ended June 30, 2011
	As Previously Reported	Effect of Change	As Currently Reported
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$144,229	$11,943	$156,172
Change in:
Deferred policy acquisition costs	134,658	(20,489)	114,169
Income taxes	42,411	8,546	50,957
Cash flows from operating activities	$421,109	$—	$421,109

Future Adoption of New Accounting Pronouncements

In July 2012, the FASB issued amended guidance on testing indefinite-lived intangible assets for impairment. Under the amended guidance, an entity can first assess qualitative factors to determine whether an indefinite-lived intangible asset may be impaired. If the entity concludes that it is not likely that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. But if the entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the asset’s fair value with its carrying amount in accordance with existing guidance. The entity may also bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. The entity will be able to resume performing the qualitative assessment in any subsequent period. The amended guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company is currently assessing the impact of this guidance on the Company’s financial position, results of operations, and financial statement disclosures, but does not expect it to impact its financial position or results of operations.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

3. INVESTMENTS

Fixed Maturities and Equity Securities

The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) as of the dates indicated:

	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary impairments in AOCI (3)
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$45,413	$326	$—	$45,739	$—
Obligations of U.S. states and their political subdivisions	91,615	9,385	—	101,000	—
Foreign government bonds	100,019	13,812	—	113,831	—
Corporate securities	3,200,295	319,151	2,304	3,517,142	—
Asset-backed securities (1)	180,305	9,075	1,390	187,990	(3,631)
Commercial mortgage-backed securities	418,297	27,509	11	445,795	—
Residential mortgage-backed securities (2)	350,862	16,041	9	366,894	(51)

Total fixed maturities, available-for-sale	$4,386,806	$395,299	$3,714	$4,778,391	$(3,682)

Equity securities, available-for-sale
Common Stocks
Industrial, miscellaneous & other	$2,516	$689	$—	$3,205	$—

(1)	Includes credit tranched securities collateralized by sub-prime mortgages, credit cards, education loans, and other asset types.
(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in “AOCI,” which were not included in earnings. Amount excludes $4.2 million of net unrealized gains on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary impairments in AOCI (3)
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$85,196	$839	$—	$86,035	$—
Obligations of U.S. states and their political subdivisions	90,807	9,268	—	100,075	—
Foreign government bonds	120,361	14,449	—	134,810	—
Corporate securities	3,526,879	365,170	4,336	3,887,713	(236)
Asset-backed securities (1)	172,390	9,798	4,804	177,384	(3,906)
Commercial mortgage-backed securities	463,576	28,189	8	491,757	—
Residential mortgage-backed securities (2)	379,486	16,562	55	395,993	(55)

Total fixed maturities, available-for-sale	$4,838,695	$444,275	$9,203	$5,273,767	$(4,197)

Equity securities, available-for-sale
Common Stocks
Industrial, miscellaneous & other	$2,510	$561	$—	$3,071	$—

(1)	Includes credit tranched securities collateralized by sub-prime mortgages, credit cards, education loans, and other asset types.
(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in AOCI, which were not included in earnings. Amount excludes $2.4 million of net unrealized gains on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

The amortized cost and fair value of fixed maturities by contractual maturities at June 30, 2012, are as follows:

	Available-for-Sale
	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$1,021,139	$1,065,026
Due after one year through five years	1,387,097	1,507,584
Due after five years through ten years	568,879	651,200
Due after ten years	460,227	553,902
Asset-backed securities	180,305	187,990
Commercial mortgage-backed securities	418,297	445,795
Residential mortgage-backed securities	350,862	366,894

Total	$4,386,806	$4,778,391

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

The following table depicts the sources of fixed maturity proceeds and related gross investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Fixed maturities, available-for-sale
Proceeds from sales	$33,498	$300,188	$316,818	$551,902
Proceeds from maturities/repayments	224,664	78,882	373,805	230,106
Gross investment gains from sales, prepayments, and maturities	6,894	30,240	14,032	45,964
Gross investment losses from sales and maturities	(23)	—	(24)
Fixed maturity and equity security impairments
Net writedowns for other-than-temporary impairment losses on fixed maturities recognized in earnings (1)	$(83)	$(140)	$(152)	$(299)
Writedowns for impairments on equity securities	—	750	—	750

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

As discussed in Note 2, a portion of certain OTTI losses on fixed maturity securities are recognized in OCI. For these securities the net amount recognized in earnings (“credit loss impairments”) represents the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. Any remaining difference between the fair value and amortized cost is recognized in OCI. The following table sets forth the amount of pre-tax credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts.

	Three Months Ended June 30,	Six Months Ended June 30,
	2012	2012
	(in thousands)
Balance, beginning of period	$3,482	$3,542
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(113)	(131)
Additional credit loss impairments recognized in the current period on securities previously impaired	83	152
Increases due to the passage of time on previously recorded credit losses	28	51
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(93)	(227)

Balance, end of period	$3,387	$3,387

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

	Three Months Ended June 30,	Six Months Ended June 30,
	2011	2011
	(in thousands)
Balance, beginning of period	$14,117	$14,148
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(3,057)	(3,214)
Additional credit loss impairments recognized in the current period on securities previously impaired	140	299
Increases due to the passage of time on previously recorded credit losses	130	262
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(129)	(294)

Balance, end of period	$11,201	$11,201

Trading Account Assets

The following table sets forth the composition of the Company’s “trading account assets” as of the dates indicated:

	June 30, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities—Asset-backed securities	$1,954	$2,036	$30,800	$31,571
Equity securities	5,070	5,585	6,664	7,007

Total trading account assets	$7,024	$7,621	$37,464	$38,578

The net change in unrealized gains and losses from trading account assets still held at period end, recorded within “Asset administration fees and other income” was $(0.5) million during both the three months ended June 30, 2012 and 2011, and $(0.5) million and $(2.7) million during the six months ended June 30, 2012 and 2011, respectively.

Commercial Mortgage and Other Loans

The Company’s commercial mortgage and other loans are comprised as follows, as of the dates indicated:

	June 30, 2012		December 31, 2011
	Amount	% of Total	Amount	% of Total
Commercial mortgage and other loans by property type:	(in thousands)		(in thousands)
Office	$59,052	12.7%	$60,220	13.3%
Retail	79,870	17.2	68,369	15.1
Apartments/Multi-Family	113,061	24.3	114,900	25.5
Industrial	145,028	31.2	144,513	32.1
Hospitality	9,251	2.0	9,289	2.1

Total commercial mortgage loans	406,262	87.4	397,291	88.1
Agricultural property loans	54,126	11.6	48,964	10.9
Other	4,605	1.0	4,605	1.0

Total commercial mortgage and other loans	464,993	100.0%	450,860	100.0%
Valuation allowance	(1,605)		(1,501)

Total net commercial mortgage and other loans by property type	$463,388		$449,359

The commercial mortgage and agricultural property loans are geographically dispersed throughout the United States, Canada and Asia with the largest concentrations in California (23%), New York (16%) and Ohio (11%) at June 30, 2012.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

Activity in the allowance for losses for all commercial mortgage and other loans, as of the dates indicated, is as follows:

	June 30, 2012	December 31, 2011
	(in thousands)
Allowance for losses, beginning of year	$1,501	$2,980
Addition to / (release of) allowance for losses	104	(1,479)

Total ending balance (1)	$1,605	$1,501

(1)	Agricultural loans represent $0.2 million of the ending allowance at both June 30, 2012 and December 31, 2011.

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans as of dates indicated:

	June 30, 2012 Total Loans	December 31, 2011 Total Loans
	(in thousands)
Allowance for Credit Losses:
Ending balance: individually evaluated for impairment (1)	$—	$—
Ending balance: collectively evaluated for impairment (2)	1,605	1,501

Total ending balance	$1,605	$1,501
Recorded Investment (3):
Ending balance gross of reserves: individually evaluated for impairment (1)	$—	$—
Ending balance gross of reserves: collectively evaluated for impairment (2)	464,993	450,860

Total ending balance, gross of reserves	$464,993	$450,860

(1)	There were no agricultural loans individually evaluated for impairments at June 30, 2012 and December 31, 2011.
(2)	Agricultural loans collectively evaluated for impairment had a recorded investment of $54.1 million and $48.9 million and related allowance of $0.2 million and $0.2 million at June 30, 2012 and December 31, 2011, respectively.
(3)	Recorded investment reflects the balance sheet carrying value gross of related allowance.

Impaired loans include those loans for which it is probable that amounts due according to the contractual terms of the loan agreement will not all be collected. As shown in the table above, there were no impaired commercial mortgage and other loans identified in management’s specific review of probable loan losses and related allowance at June 30, 2012 and December 31, 2011. The average recorded investment in impaired loans with an allowance recorded, before the allowance for losses, was $0 million and $3.0 million at June 30, 2012 and December 31, 2011, respectively.

There was no net investment income recognized on these loans for the six months ended June 30, 2012 and for the year ended December 31, 2011. See Note 2 for information regarding the Company’s accounting policies for non-performing loans.

Impaired commercial mortgage and other loans with no allowance for losses are loans in which the fair value of the collateral or the net present value of the loans’ expected future cash flows equals or exceeds the recorded investment. The Company had no such loans at June 30, 2012 or December 31, 2011. See Note 2 for information regarding the Company’s accounting policies for non-performing loans.

As described in Note 2, loan-to-value and debt service coverage ratios are measures commonly used to assess the quality of commercial mortgage and other loans. As of June 30, 2012 and December 31, 2011, 86% or $399 million of the recorded investment and 85% or $384 million of the recorded investment, respectively, had a loan-to-value ratio of less than 80%. As of June 30, 2012 and December 31, 2011, 87% and 96% of the recorded investment had a debt service coverage ratio of 1.0X or greater, respectively. As of June 30, 2012 and December 31, 2011, approximately 13% or $59 million and 4% or $19 million, respectively, of the recorded investment had a loan-to-value ratio greater than 100% or debt service coverage ratio less than 1.0X, reflecting loans where the mortgage amount exceeds the collateral value or where current debt payments are greater than income from property operations; none of which related to agricultural loans.

All commercial mortgage and other loans were in current status including $0 million and $3.1 million of hospitality loans in non-accrual status at June 30, 2012, and December 31, 2011, respectively. See Note 2 for further discussion regarding non-accrual status loans.

During 2011, the Company sold commercial mortgage loans to an affiliated company. See Note 7 for further discussion regarding related party transactions.

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

As of June 30, 2012, the Company has not committed to provide additional funds to borrowers that have been involved in a troubled debt restructuring.

Net Investment Income

Net investment income for the three and six months ended June 30, 2012 and 2011, was from the following sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Fixed maturities, available-for-sale	$63,357	$69,750	$130,979	$142,720
Equity securities, available-for-sale	7	263	7	458
Trading account assets	370	411	814	1,112
Commercial mortgage and other loans	6,892	6,835	13,714	15,144
Policy loans	220	295	351	406
Short-term investments and cash equivalents	163	193	363	313
Other long-term investments	177	567	915	1,012

Gross investment income	71,186	78,314	147,143	161,165
Less investment expenses	(2,009)	(1,727)	(4,073)	(3,447)

Net investment income	$69,177	$76,587	$143,070	$157,718

Realized Investment Gains (Losses), Net

Realized investment gains (losses), net, for the three and six months ended June 30, 2012 and 2011, were from the following sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Fixed maturities	$6,790	$30,100	$13,857	$45,665
Equity securities	—	(43)	—	(43)
Commercial mortgage and other loans	451	5,149	(105)	4,673
Derivatives	27,919	(5,332)	(14,675)	(22,281)
Other	—	—	—	—

Realized investment gains (losses), net	$35,160	$29,874	$(923)	$28,014

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

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

Net Unrealized Investment Gains and Losses on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs, Deferred Sales Inducements and Valuation of Business Acquired	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2011	$(1,740)	$691	$367	$(682)
Net investment (losses) gains on investments arising during the period	2,269	—	(794)	1,475
Reclassification adjustment for gains (losses) included in net income	(7)	—	2	(5)
Impact of net unrealized investment (losses) gains on deferred policy acquisition costs, deferred sales inducements and valuation of business acquired	—	(914)	320	(594)

Balance, June 30, 2012	$522	$(223)	$(105)	$194

All Other Net Unrealized Investment Gains and Losses in AOCI

	Net Unrealized Gains/(Losses) on Investments (1)	Deferred Policy Acquisition Costs, Deferred Sales Inducements and Valuation of Business Acquired	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2011	$441,680	$(192,122)	$(88,164)	$161,394
Net investment gains (losses) on investments arising during the period	(31,138)	—	10,898	(20,240)
Reclassification adjustment for (losses) gains included in net income	(13,850)	—	4,848	(9,002)
Impact of net unrealized investment (losses) gains on deferred policy acquisition costs, deferred sales inducements and valuation of business acquired	—	24,940	(8,729)	16,211

Balance, June 30, 2012	$396,692	$(167,182)	$(81,147)	$148,363

(1)	Includes cash flow hedges. See Note 5 to the Unaudited Interim Financial Statements included herein for additional discussion of our cash flow hedges.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

The table below presents net unrealized gains (losses) on investments by asset class as of the dates indicated:

	June 30, 2012	December 31, 2011
	(in thousands)
Fixed maturity securities on which an OTTI loss has been recognized	$522	$(1,740)
Fixed maturity securities, available-for-sale - all other	391,063	436,812
Equity securities, available-for-sale	689	561
Affiliated notes	4,832	5,263
Derivatives designated as cash flow hedges (1)	104	(962)
Other investments	4	3

Unrealized gains (losses) on investments and derivatives	$397,214	$439,937

(1)	See Note 5 for more information on cash flow hedges.

Duration of Gross Unrealized Loss Positions for Fixed Maturities and Equity Securities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities and equity securities have been in a continuous unrealized loss position, as of the dates indicated:

	June 30, 2012
	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale
Corporate securities	$151,947	$1,298	$35,717	$1,006	$187,664	$2,304
Commercial mortgage-backed securities	4,073	11	—	—	4,073	11
Asset-backed securities	3,760	2	30,831	1,388	34,591	1,390
Residential mortgage-backed securities	—	—	479	9	479	9

Total	$159,780	$1,311	$67,027	$2,403	$226,807	$3,714

Equity securities, available-for-sale	$—	$—	$—	$—	$—	$—

	December 31, 2011
	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale
Corporate securities	$129,881	$4,010	$1,130	$326	$131,011	$4,336
Commercial mortgage-backed securities	7,014	8	—	—	7,014	8
Asset-backed securities	48,831	782	28,430	4,022	77,261	4,804
Residential mortgage-backed securities	484	55	—	—	484	55

Total	$186,210	$4,855	$29,560	$4,348	$215,770	$9,203

Equity securities, available-for-sale	$—	$—	$—	$—	$—	$—

The gross unrealized losses, related to fixed maturities at June 30, 2012 and December 31, 2011 are composed of $2.4 million and $5.4 million, respectively, related to high or highest quality securities based on National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $1.4 million and $3.8 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. At June 30, 2012, none of the gross unrealized losses represented declines in value of greater than 20%, as compared to $3.4 million at December 31, 2011 that represented declines in value of greater than 20%, $0.3 million of which had been in that position for less than six months. At June 30, 2012, the $2.4 million of gross unrealized losses of twelve months or more were concentrated in asset backed securities and the service and manufacturing sectors of the Company’s corporate securities. At December 31, 2011, $4.3 million of gross unrealized losses of twelve months or more were concentrated in asset backed securities, $1.7 million in services and $1.1 million in manufacturing sector of the Company’s corporate securities.

In accordance with its policy described in Note 2, the Company concluded that an adjustment to earnings for other-than-temporary impairments for these securities was not warranted at June 30, 2012 or December 31, 2011. These conclusions are based on a detailed analysis of the underlying credit and cash flows on each security. The gross unrealized losses are primarily attributable to credit spread widening and increased liquidity discounts. At June 30, 2012, the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before the anticipated recovery of its remaining amortized cost basis.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

At June 30, 2012 and December 31, 2011, there were no gross unrealized losses, related to equity securities that represented declines of greater than 20%.

4. FAIR VALUE OF ASSETS AND LIABILITIES

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

Level 1 – Fair value is based on unadjusted quoted prices in active markets that are accessible to the Company for identical assets or liabilities. These generally provide the most reliable evidence and are used to measure fair value whenever available. Active markets are defined as having the following characteristics for the measured asset/liability: (i) many transactions, (ii) current prices, (iii) price quotes not varying substantially among market makers, (iv) narrow bid/ask spreads and (v) most information publicly available. The Company’s Level 1 assets and liabilities primarily include certain cash equivalents and short-term investments, equity securities, and corporate securities that are traded in an active exchange market. Prices are obtained from readily available sources for market transactions involving identical assets or liabilities.

Level 2 – Fair value is based on significant inputs, other than Level 1 inputs, that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability through corroboration with observable market data. Level 2 inputs include quoted market prices in active markets for similar assets and liabilities, quoted market prices in markets that are not active for identical or similar assets or liabilities, and other market observable inputs. The Company’s Level 2 assets and liabilities primarily include: fixed maturities (corporate public and private bonds, most government securities, certain asset-backed and mortgage-backed securities, etc.), certain equity securities (mutual funds, which do not actively trade and are priced based on a net asset value), certain short-term and long-term investments, and over-the-counter (“OTC”) derivatives. Valuations are generally obtained from third party pricing services for identical or comparable assets or liabilities or through the use of valuation methodologies using observable market inputs. Prices from services are validated through comparison to trade data and internal estimates of current fair value, generally developed using market observable inputs and economic indicators.

Level 3 – Fair value is based on at least one or more significant unobservable inputs for the asset or liability. These inputs reflect the Company’s assumptions about the inputs market participants would use in pricing the asset or liability. The Company’s Level 3 assets and liabilities primarily include: certain private fixed maturities and equity securities, certain manually priced public equity securities and fixed maturities, certain highly structured OTC derivative contracts, and embedded derivatives resulting from certain products with guaranteed benefits. Prices are determined using valuation methodologies such as option pricing models, discounted cash flow models and other similar techniques. Non-binding broker quotes, which are utilized when pricing service information is not available, are reviewed for reasonableness based on the Company’s understanding of the market, and are generally considered Level 3. Under certain conditions, based on its observations of transactions in active markets, the Company may conclude the prices received from independent third party pricing services or brokers are not reasonable or reflective of market activity. In those instances, the Company may choose to over-ride the third-party pricing information or quotes received and apply internally developed values to the related assets or liabilities. To the extent the internally developed valuations use significant unobservable inputs, they are classified as Level 3. As of June 30, 2012 and December 31, 2011 these over-rides on a net basis were not material.

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

	As of June 30, 2012
	Level 1	Level 2	Level 3	Netting (2)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. government securities	$—	$45,739	$—	$—	$45,739
State and municipal securities	—	101,000	—	—	101,000
Foreign government securities	—	113,831	—	—	113,831
Corporate securities	7,110	3,417,571	92,461	—	3,517,142
Asset-backed securities	—	136,224	51,766	—	187,990
Commercial mortgage-backed securities	—	445,795	—	—	445,795
Residential mortgage-backed securities	—	366,894	—	—	366,894

Sub-total	7,110	4,627,054	144,227	—	4,778,391
Trading account assets:
Asset-backed securities	—	2,036	—	—	2,036
Equity securities	5,388	—	197	—	5,585

Sub-total	5,388	2,036	197	—	7,621

Equity securities, available-for-sale	—	3,205	—	—	3,205
Short-term investments	97,649	2,007	—	—	99,656
Cash equivalents	3,148	—	—	—	3,148
Other long-term investments	—	215,589	305	(37,179)	178,715
Reinsurance recoverables	—	—	1,761,274	—	1,761,274
Other assets	—	24,794	—	—	24,794

Sub-total excluding separate account assets	113,295	4,874,685	1,906,003	(37,179)	6,856,804
Separate account assets (1)	1,129,128	42,516,400	—	—	43,645,528

Total assets	$1,242,423	$47,391,085	$1,906,003	$(37,179)	$50,502,332

Future policy benefits	$—	$—	$1,795,715	$—	$1,795,715
Other liabilities	—	37,179	—	(37,179)	—

Total liabilities	$—	$37,179	$1,795,715	$(37,179)	$1,795,715

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

	As of December 31, 2011
	Level 1	Level 2	Level 3	Netting (2)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. government securities	$—	$86,035	$—	$—	$86,035
State and municipal securities	—	100,075	—	—	100,075
Foreign government securities	—	134,810	—	—	134,810
Corporate securities	6,705	3,791,350	89,658	—	3,887,713
Asset-backed securities	—	128,821	48,563	—	177,384
Commercial mortgage-backed securities	—	491,757	—	—	491,757
Residential mortgage-backed securities	—	395,993	—	—	395,993

Sub-total	6,705	5,128,841	138,221	—	5,273,767
Trading account assets:
Asset-backed securities	—	31,571	—	—	31,571
Equity securities	6,804	—	203	—	7,007

Sub-total	6,804	31,571	203	—	38,578

Equity securities, available-for-sale	3,071	—	—	—	3,071
Short-term investments	227,235	10,366	—	—	237,601
Cash equivalents	8,112	—	—	—	8,112
Other long-term investments	—	191,144	1,213	(40,012)	152,345
Reinsurance recoverables	—	—	1,747,757	—	1,747,757
Other assets	—	25,225	—	—	25,225

Sub-total excluding separate account assets	251,927	5,387,147	1,887,394	(40,012)	7,486,456
Separate account assets (1)	1,039,821	41,902,937	—	—	42,942,758

Total assets	$1,291,748	$47,290,084	$1,887,394	$(40,012)	$50,429,214

Future policy benefits	$—	$—	$1,783,595	$—	$1,783,595
Other liabilities	—	40,012	—	(40,012)	—

Total liabilities	$—	$40,012	$1,783,595	$(40,012)	$1,783,595

(1)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Statements of Financial Position.
(2)	“Netting” amounts represent the impact of offsetting asset and liability positions held with the same counterparty.

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

If the Company ultimately concludes that pricing information received from the independent pricing service is not reflective of market activity, non-binding broker quotes are used, if available. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may over-ride the information from the pricing service or broker with an internally developed valuation. As of June 30, 2012 and December 31, 2011 over-rides on a net basis were not material. Internally developed valuations or non-binding broker quotes are also used to determine fair value in circumstances where vendor pricing is not available. These estimates may use significant unobservable inputs, which reflect the Company’s own assumptions about the inputs market participants would use in pricing the asset. Circumstances where observable market data are not available may include events such as market illiquidity and credit events related to the security. Pricing service over-rides, internally developed valuations and non-binding broker quotes are generally included in Level 3 in the fair value hierarchy.

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

Trading Account Assets – Trading account assets consist primarily of asset-backed, equity securities and preferred perpetual stocks whose fair values are determined consistent with similar instruments described above under “Fixed Maturity Securities” and below under “Equity Securities.”

Equity Securities – Equity securities consist principally of investments in common and preferred stock of publicly traded companies, as well as common shares of mutual fund. The fair values of most publicly traded equity securities are based on quoted market prices in active markets for identical assets and are classified within Level 1 in the fair value hierarchy. The fair values of common shares of mutual fund that transact regularly (but do not trade in active markets because they are not publicly available) are based on transaction prices of identical fund shares and are classified within Level 2 in the fair value hierarchy. The fair values of perpetual preferred stock are based on inputs obtained from independent pricing services that are primarily based on non-binding broker quotes, as the directly observable market inputs are not available. As a result, the fair values of perpetual preferred stock are classified as Level 3.

Derivative Instruments – Derivatives are recorded at fair value either as assets, within “Other long-term investments,” or as liabilities, within “Other liabilities,” except for embedded derivatives which are recorded with the associated host contract. The fair values of derivative contracts are determined based on quoted prices in active exchanges or through the use of valuation models. The fair values of derivative contracts can be affected by changes in interest rates, foreign exchange rates, credit spreads, market volatility, expected returns, non-performance risk, liquidity and other factors. Liquidity valuation adjustments are made to reflect the cost of exiting significant risk positions, and consider the bid-ask, spread, maturity, complexity, and other specific attributes of the underlying derivative position.

The majority of the Company’s derivative positions are traded in the OTC derivative market and are classified within Level 2 in the fair value hierarchy. OTC derivatives classified within Level 2 are valued using models generally accepted in the financial services industry that use actively quoted or observable market input values from external market data providers, third-party pricing vendors and/or recent trading activity. The fair values of most OTC derivatives, including interest rate and cross currency swaps and single name credit default swaps are determined using discounted cash flow models. These models’ key assumptions include the contractual terms of the respective contract, along with significant observable inputs, including interest rates, currency rates, credit spreads, equity prices, index dividend yields, non-performance risk, volatility, and other factors.

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

Derivatives classified as Level 3 include first-to-default credit basket swaps and other structured products. These derivatives are valued based upon models with some significant unobservable market inputs or inputs from less actively traded markets. The fair values of first-to-default credit basket swaps are derived from relevant observable inputs (e.g. individual credit default spreads, interest rates, and recovery rates) and unobservable model-specific input values such as correlation between different credits within the same basket. Other structured options and derivatives are valued using simulation models such as the Monte Carlo and other techniques. Level 3 methodologies are validated through periodic comparison of the Company’s fair values to broker-dealer values. As of June 30, 2012 and December 31, 2011, there were derivatives with the fair value of $0 and $970 thousand classified within Level 3, and all other derivatives were classified within Level 2. See Note 5 for more details on the fair value of derivative instruments by primary underlying.

Cash Equivalents and Short-Term Investments – Cash equivalents and short-term investments include money market instruments and other highly liquid debt instruments. Money market instruments are generally valued using unadjusted quoted prices in active markets that are accessible for identical assets and are primarily classified as Level 1. The remaining instruments in the short-term investments category are typically not traded in active markets; however, their fair values are generally based on market observable inputs and, accordingly, these investments have been primarily classified within Level 2 in the fair value hierarchy.

Separate Account Assets – Separate Account Assets primarily include fixed maturity securities, treasuries, equity securities and real estate investments for which values are determined consistent with similar instruments described above under “Fixed Maturity Securities,” “Equity Securities” and “Other Long-Term Investments.”

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

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

	As of June 30, 2012
	Internal (1)	External (2)	Total
	(in thousands)
Corporate securities	$89,172	$3,289	$92,461
Asset-backed securities	—	51,766	51,766
Equity securities	—	197	197
Other long-term Investments	—	305	305
Reinsurance recoverables	1,761,274	—	1,761,274

Total assets	$1,850,446	$55,557	$1,906,003

Future policy benefits	1,795,715	—	1,795,715

Total liabilities	$1,795,715	$—	$1,795,715

(1)	Represents valuations reflecting both internally-derived and market inputs, as well as third-party pricing information or quotes. See below for additional information related to internally-developed valuation for significant items in the above table.
(2)	Represents unadjusted prices from independent pricing services and independent non-binding broker quotes where pricing inputs are not readily available.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

Quantitative Information Regarding Internally Priced Level 3 Assets and Liabilities – The table below presents quantitative information on significant internally priced Level 3 assets and liabilities for which the investment risks associated with market value changes are borne by the Company.

As of June 30, 2012
	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
(in thousands)
Assets:
Corporate securities	$89,172	Discounted cash flow	Discount rate	3.76 -17.50% (4.26%)
		Cap at call price	Call price	100% (100%)
Reinsurance recoverables	$1,761,274	Fair values are determined in the same manner as future policy benefits

Liabilities:
Future policy benefits	$1,795,715	Discounted cash flow	Lapse rate	0% - 15%
			NPR spread	0.4% - 2.6%
			Utilization rate	60% - 90%
			Withdrawal rate	90% - 100%
			Mortality rate (1)	0% - 10%
			Equity Volatility curve	22% - 32%

(1)	Range reflects the mortality rate for the vast majority of business with living benefits, with policyholders ranging from 35 to 90 years old. While the majority of living benefits have a minimum age requirement, certain benefits do not have an age restriction. This results in contractholders for certain benefits with mortality rates approaching 0%.

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

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

The Company’s benefit utilization rate assumption estimates the percentage of contracts that will utilize the benefit during the contract duration, including the estimated timing of the first lifetime income withdrawal by the contractholder. These assumptions vary based on the product type, the age of the contractholder, and the age of the contract. The utilization rate varies by product, based on the availability of an enhanced guarantee after a certain waiting period. For example, the utilization rates for a product with the opportunity to double the guaranteed value after a 10, 12 or 20 year accumulation period are adjusted based on contractholder experience related to such enhancement. Generally, the Company assumes a certain percentage of contractholders will utilize the guaranteed benefit (depending on the product type, contractholder age and contract age) and will begin lifetime withdrawals at various time intervals from contract inception with the remaining contractholders either beginning lifetime withdrawals immediately or never utilizing the benefit. The impact of changes in these assumptions is highly dependent on the contract type and age of the contractholder at the time of the sale and the timing of the first lifetime income withdrawal.

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

Transfers between Levels 1 and 2 – During the three and six months ended June 30, 2012, $3.2 million of equity securities, available for sale transferred from Level 1 to Level 2. The assets that transferred were mutual funds that were priced on a net asset value. This transfer was the result of an ongoing monitoring assessment of pricing inputs to ensure appropriateness of the level classification in the fair value hierarchy. On March 31, 2012, and December 31, 2011 no such adjustment was made. There were no transfers between Levels 1 and 2 for the three months and six months ended June 30, 2011.

Changes in Level 3 assets and liabilities – The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the three and six months ended June 30, 2012, as well as the portion of gains or losses included in income for the three and six months ended June 30, 2012 attributable to unrealized gains or losses related to those assets and liabilities still held at June 30, 2012.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

	Three Months Ended June 30, 2012
	Fixed Maturities Available-For- Sale - Corporate Securities	Fixed Maturities Available-For- Sale - Asset Backed Securities	Other Trading Securities - Equity Unaffiliated	Other Long- Term Investments	Reinsurance Recoverables
	(in thousands)
Fair value, beginning of period assets/(liabilities)	$103,130	$46,700	$201	$256	$1,205,262
Total gains or (losses) (realized/unrealized):
Included in earnings:
Total realized investment gains (losses), net	2	—	—	—	500,397
Asset management fees and other income	—	—	(4)	(11)	—
Included in other comprehensive income (loss)	1,596	91	—	—	—
Net investment income	1,149	193	—	—	—
Purchases	2,775	7,500	—	60	55,615
Sales	(29)	—	—	—	—
Issuances	(2,775)	—	—	—	—
Settlements	(1,697)	(2,718)	—	—	—
Transfers into Level 3 (1)	1	—	—	—	—
Transfers out of Level 3 (1)	(11,691)	—	—	—	—

Fair Value, end of period assets/(liabilities)	$92,461	$51,766	$197	$305	$1,761,274

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period (2):
Included in earnings:
Total realized investment gains (losses), net	$—	$—	$—	$874	$513,151
Asset management fees and other income	$—	$—	$(5)	$(11)	$—
Interest credited to policyholder account	$—	$—	$—	$—	$—
Included in other comprehensive income (loss)	$1,574	$137	$—	$—	$—

	Three Months Ended June 30, 2012
	Future Policy Benefits
	(in thousands)
Fair value, beginning of period assets/(liabilities)	$(1,220,550)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Total realized investment gains (losses), net	(516,861)
Purchases	—
Sales	—
Issuances	(58,304)
Settlements	—
Transfers into Level 3 (1)	—
Transfers out of Level 3 (1)	—

Fair Value, end of period assets/(liabilities)	$(1,795,715)

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period (2):
Included in earnings:
Total realized investment gains (losses), net	$(529,720)
Interest credited to policyholders’ account balances	$—
Included in other comprehensive income (loss)	$—

(1)	Transfers into or out of level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(2)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

Transfers –Transfers out of Level 3 were primarily due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company was able to validate.

	Six Months Ended June 30, 2012
	Fixed Maturities Available-For- Sale - Corporate Securities	Fixed Maturities Available-For- Sale - Asset Backed Securities	Other Trading Securities - Equity Unaffiliated	Other Long- Term Investments	Reinsurance Recoverables
	(in thousands)
Fair value, beginning of period assets/(liabilities)	$89,658	$48,563	$203	$1,213	$1,747,757
Total gains or (losses) (realized/unrealized):
Included in earnings:
Total realized investment gains (losses), net	9	—	—	(977)	(97,855)
Asset management fees and other income	—	—	(6)	2	—
Included in other comprehensive income (loss)	740	953	—	—	—
Net investment income	2,377	351	—	—	—
Purchases	5,400	7,500	—	60	111,372
Sales	(29)	—	—	—	—
Issuances	—	—	—	—	—
Settlements	(5,995)	(5,601)	—	7	—
Transfers into Level 3 (1)	11,992	—	—	—	—
Transfers out of Level 3 (1)	(11,691)	—	—	—	—

Fair Value, end of period assets/(liabilities)	$92,461	$51,766	$197	$305	$1,761,274

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period (2):
Included in earnings:
Total realized investment gains (losses), net	$—	$—	$—	$—	$(71,947)
Asset management fees and other income	$—	$—	$(6)	$2	$—
Interest credited to policyholder account	$—	$—	$—	$—	$—
Included in other comprehensive income (loss)	$792	$1,022	$—	$—	$—

	Six Months Ended June 30, 2012
	Future Policy Benefits
	(in thousands)
Fair value, beginning of period assets/(liabilities)	$(1,783,595)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Total realized investment gains (losses), net	104,631
Purchases	—
Sales	—
Issuances	(116,751)
Settlements	—
Transfers into Level 3 (1)	—
Transfers out of Level 3 (1)	—

Fair Value, end of period assets/(liabilities)	$(1,795,715)

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period (2):
Included in earnings:
Total realized investment gains (losses), net	$78,346
Interest credited to policyholders’ account balances	$—
Included in other comprehensive income (loss)	$—

(1)	Transfers into or out of level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(2)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

Transfers – Transfers out of Level 3 were primarily due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company was able to validate. Transfers into Level 3 were primarily the result of unobservable inputs utilized within valuation methodologies and the use of broker quotes (that could not be validated) when previously, information from third party pricing services (that could be validated) was utilized.

The following table provides a summary of the changes in fair value of Level 3 assets and liabilities for the three and six months ended June 30, 2011, as well as the portion of gains or losses included in income for three and six months ended June 30, 2011, attributable to unrealized gains or losses related to those assets and liabilities still held at June 30, 2011.

	Three Months Ended June 30, 2011
	Fixed Maturities Available-For- Sale - Corporate Securities	Fixed Maturities Available-For- Sale - Asset Backed Securities	Equity Securities - Available-For- Sale	Other Long-Term Investments	Reinsurance Recoverable (3)
	(in thousands)
Fair value, beginning of period assets/(liabilities)	$101,585	$54,515	$977	$244	$(19,884)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Total realized investment gains (losses), net	10	—	—	(58)	84,761
Included in other comprehensive income (loss)	1,785	369	(1)	—	—
Net investment income	1,124	124	—	—	—
Purchases	7,302	—	—	—	53,758
Sales	—	—	(746)	—	—
Issuances	—	—	—	—	—
Settlements	(902)	(1,119)	—	—	—
Transfers into Level 3 (1)	4,308	—	—	—	—
Transfers out of Level 3 (1)	(21,512)	—	—	—	—

Fair value, end of period assets/(liabilities)	$93,700	$53,889	$230	$186	$118,635

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$—	$—	$—	$(56)	$85,394
Asset management fees and other income	$—	$—	$—	$—	$—
Included in other comprehensive income (loss)	$1,785	$369	$(1)	$—	$—

	Three Months Ended June 30, 2011
	Future Policy Benefits
	(in thousands)
Fair value, beginning of period assets/(liabilities)	$48,529
Total gains or (losses) (realized/unrealized):
Included in earnings:
Total realized investment gains (losses), net	(87,815)
Purchases	—
Issuances	(56,317)
Transfers into Level 3 (1)	—
Transfers out of Level 3 (1)	—

Fair value, end of period assets/(liabilities)	$(95,603)

Unrealized gains (losses) for the period relating to Level 3 assets that were still held by the Company at the end of the period (2):
Included in earnings:
Total realized investment gains (losses), net	$(88,232)
Interest credited to policyholders’ account balances	$—
Included in other comprehensive income (loss)	$—

(1)	Transfers into or out of level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(2)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(3)	Reinsurance Recoverable classified as Other Liabilities at March 31, 2011 were reclassified to Other Assets-Reinsurance Recoverable at June 30, 2011 as they were in a net asset position.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

Transfers – Transfers out of Level 3 were primarily due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company was able to validate. Transfers into Level 3 were primarily the result of unobservable inputs utilized within valuation methodologies and the use of broker quotes (that could not be validated) when previously, information from third party pricing services (that could be validated) was utilized.

	Six Months Ended June 30, 2011
	Fixed Maturities Available-For- Sale - Corporate Securities	Fixed Maturities Available-For- Sale - Asset Backed Securities	Equity Securities - Available-For- Sale	Other Long- Term Investments	Reinsurance Recoverable
	(in thousands)
Fair value, beginning of period assets/(liabilities)	$74,255	$53,858	$—	$—	$186,735
Total gains or (losses) (realized/unrealized):
Included in earnings:
Total realized investment gains (losses), net	35	—	—	186	(174,132)
Included in other comprehensive income (loss)	540	1,132	1	—	—
Net investment income	2,237	241	—	—	—
Purchases	8,252	—	—	—	106,032
Sales	—	—	(747)	—	—
Issuances	—	—	—	—	—
Settlements	(1,644)	(1,342)	—	—	—
Transfers into Level 3 (1)	31,537	—	976	—	—
Transfers out of Level 3 (1)	(21,512)	—	—	—	—

Fair value, end of period assets/(liabilities)	$93,700	$53,889	$230	$186	$118,635

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$—	$—	$—	$162	$(169,271)
Asset management fees and other income	$—	$—	$—	$—	$—
Included in other comprehensive income (loss)	$534	$1,132	$1	$—	$—

	Six Months Ended June 30, 2011
	Future Policy Benefits
	(in thousands)
Fair value, beginning of period assets/(liabilities)	$(164,283)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Total realized investment gains (losses), net	179,758
Purchases	—
Issuances	(111,078)
Transfers into Level 3 (1)	—
Transfers out of Level 3 (1)	—

Fair value, end of period assets/(liabilities)	$(95,603)

Unrealized gains (losses) for the period relating to Level 3 assets that were still held by the Company at the end of the period (2):
Included in earnings:
Total realized investment gains (losses), net	$175,186
Interest credited to policyholders’ account balances	$—
Included in other comprehensive income (loss)	$—

(1)	Transfers into or out of level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(2)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

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

	June 30, 2012					December 31, 2011
	Fair Value				Carrying Amount (1)	Fair Value	Carrying Amount
	Level 1	Level 2	Level 3	Total	Total	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$—	$—	$507,859	$507,859	$463,388	$490,151	$449,359
Policy loans	—	—	13,880	13,880	13,880	14,316	14,316
Cash	1,497	—	—	1,497	1,497	749	749
Accrued investment income	—	51,151	—	51,151	51,151	59,033	59,033
Other assets	—	48,510	—	48,510	48,510	12,237	12,237

Total assets	$1,497	$99,661	$521,739	$622,897	$578,426	$576,486	$535,694

Liabilities:
Policyholders’ Account Balances - Investment contracts	$—	$—	$70,824	$70,824	$69,683	$66,659	$66,176
Cash collateral for loaned securities	—	42,872	—	42,872	42,872	125,884	125,884
Short-term debt	—	73,918	—	73,918	73,918	27,803	27,803
Long-term debt	—	635,651	—	635,651	600,000	627,415	600,000
Other liabilities	—	110,302	—	110,302	110,302	169,139	169,139
Separate account liabilities - investment contracts	—	1,082	—	1,082	1,082	1,192	1,192

Total liabilities	$—	$863,825	$70,824	$934,649	$897,857	$1,018,092	$990,194

(1)	Carrying values presented herein differ from those in the Company’s Unaudited Interim Statement of Financial Position because certain items within the respective financial statement captions are not considered financial instruments or out of scope under authoritative guidance relating to disclosures of the fair value of financial instruments. Financial statement captions excluded from the above table are not considered financial instruments.

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

Other Assets

Other assets included in the table above reflect those assets that meet the definition of financial instruments. They include receivables, such as unsettled trades and accounts receivable. The Company believes that carrying value approximates fair value due to the short term until settlement of most of these assets.

Policyholders’ Account Balances – Investment Contracts

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

Other Liabilities

Other liabilities are primarily payables, such as unsettled trades, drafts, escrow deposits and accrued expense payables. Due to the short term until settlement of most of these liabilities, the Company believes that carrying value approximates fair value.

Separate Account Liabilities – Investment Contracts

Only the portion of separate account liabilities related to products that are investments contracts are reflected in the table above. Separate account liabilities are recorded at the amount credited to the contractholder, which equals the change in fair value of the corresponding separate account assets including contracholder deposit less withdrawals and fees. Therefore, carrying value approximates fair value.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

5. DERIVATIVE INSTRUMENTS

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

Embedded Derivatives

The Company has sold variable annuity contracts that include certain optional living benefit features that are accounted for as embedded derivatives. The Company has reinsurance agreements to transfer the risk related to certain of these embedded derivatives to affiliates, Pruco Reinsurance, Ltd. (“Pruco Re”) and The Prudential Insurance Company of America. The embedded derivatives related to the living benefit features and the related reinsurance agreements are carried at fair value. Mark-to-market changes in the fair value of the underlying contractual guarantees are determined using valuation models as described in Note 7, and are recorded in “Realized investment gains (losses), net.”

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

The fair value of the living benefit feature embedded derivatives included in “Future policy benefits” was a liability of $1,796 million and $1,784 million as of June 30, 2012 and December 31, 2011, respectively. The fair value of the embedded derivatives related to the reinsurance of certain of these benefits to Pruco Re and Prudential Insurance included in “Reinsurance recoverables” was an asset of $1,761 million and $1,748 million as of June 30, 2012 and December 31, 2011, respectively.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

The table below provides a summary of the gross notional amount and fair value of derivatives contracts, excluding embedded derivatives which are recorded with the associated host, by the primary underlying. Many derivative instruments contain multiple underlyings.

	June 30, 2012			December 31, 2011
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Assets	Liabilities		Assets	Liabilities
	(in thousands)
Qualifying Hedges
Currency/Interest Rate
Currency/Interest Rate	$55,053	$1,267	$(1,191)	$47,702	$867	$(1,796)

Total Qualifying Hedges	$55,053	$1,267	$(1,191)	$47,702	$867	$(1,796)

Non-qualifying Hedges
Interest Rate
Non Currency Swaps	$1,767,950	$171,984	$(8,183)	$1,752,950	$162,428	$(8,546)
Currency/Interest Rate
Foreign Currency Swaps	64,146	3,444	(3,212)	62,280	2,852	(4,975)
Credit
Credit Default Swaps	345,050	1,129	(1,760)	399,050	1,737	(2,165)
Equity
Equity Non Currency	213,869	2,261	(4,090)	199,446	1,067	(4,838)
Equity Options	9,464,450	35,502	(18,743)	2,798,732	23,161	(17,692)

Total Non-Qualifying Hedges	$11,855,465	$214,320	$(35,988)	$5,212,458	$191,245	$(38,216)

Total Derivatives (1)	$11,910,518	$215,587	$(37,179)	$5,260,160	$192,112	$(40,012)

(1)	Excludes embedded derivatives which contain multiple underlyings. The fair value of these embedded derivatives was a liability of $1,796 million as of June 30, 2012 and a liability of $1,787 million as of December 31, 2011 included in “Future policy benefits” and “Fixed maturities, available-for-sale”, respectively.

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

The following tables provide the financial statement classification and impact of derivatives used in qualifying and non-qualifying hedge relationships, excluding the offset of the hedged item in an effective hedge relationship:

	Three Months Ended June 30, 2012
	Realized Investment Gains/(Losses)	Net Investment Income	Other Income	Accumulated Other Comprehensive Income (1)
	(in thousands)
Qualifying hedges
Cash flow hedges
Currency/Interest Rate	$—	$(33)	$32	$2,263

Total qualifying hedges	—	(33)	32	2,263
Non-qualifying hedges
Interest Rate	47,230	—	—	—
Currency/Interest Rate	2,306	—	39	—
Credit	94	—	—	—
Equity	5,644	—	—	—
Embedded Derivatives (2)	(27,354)	—	—	—

Total non-qualifying hedges	27,920	—	39	—

Total	$27,920	$(33)	$71	$2,263

(1)	Amounts deferred in accumulated other comprehensive income (loss).
(2)	Primarily includes the following for the three months ended June 30, 2012, respectively: 1) mark-to-market on embedded derivatives of $575 million; 2) fees ceded of $66 million; offset by 3) change in reinsurance recoverable of $556 million; and 4) fees attributed to embedded derivative of $58 million.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

	Six Months Ended June 30, 2012
	Realized Investment Gains/(Losses)	Net Investment Income	Other Income	Accumulated Other Comprehensive Income (1)
	(in thousands)
Qualifying hedges
Cash flow hedges
Currency/Interest Rate	$—	$(74)	$34	$1,062

Total cash flow hedges	—	(74)	34	1,062

Non-qualifying hedges
Interest Rate	25,854	—	—	—
Currency/Interest Rate	1,150	—	27	—
Credit	193	—	—	—
Equity	(27,193)	—	—	—
Embedded Derivatives (2)	(14,680)	—	—	—

Total non-qualifying hedges	(14,676)	—	27	—

Total	$(14,676)	$(74)	$61	$1,062

(1)	Amounts deferred in accumulated other comprehensive income (loss).
(2)	Primarily includes the following for the six months ended June 30, 2012, respectively: 1) mark-to-market on embedded derivatives of $12 million; 2) fees ceded of $133 million; offset by 3) change in reinsurance recoverable of $14 million; and 4) fees attributed to embedded derivative of $117 million.

	Three Months Ended June 30, 2011
	Realized Investment Gains/(Losses)	Net Investment Income	Other Income	Accumulated Other Comprehensive Income (1)
	(in thousands)
Qualifying hedges
Cash flow hedges
Currency/Interest Rate	$—	$(31)	$(15)	$(674)

Total qualifying hedges	—	(31)	(15)	(674)

Non-qualifying hedges
Interest Rate	17,592	—	—	—
Currency/Interest Rate	(1,019)	—	—	—
Credit	323	—	—	—
Equity	(4,311)	—	—	—
Embedded Derivatives (2)	(17,917)	—	—	—

Total non-qualifying hedges	(5,332)	—	—	—

Total	$(5,332)	$(31)	$(15)	$(674)

(1)	Amounts deferred in accumulated other comprehensive income (loss).
(2)	Primarily includes the following for the three months ended June 30, 2011, respectively: 1) mark-to-market on embedded derivatives of $144 million; 2) fees ceded of $69 million; offset by 3) change in reinsurance recoverable of $139 million; and 4) fees attributed to embedded derivative of $56 million.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

	Six Months Ended June 30, 2011
	Realized Investment Gains/(Losses)	Net Investment Income	Other Income	Accumulated Other Comprehensive Income (1)
	(in thousands)
Qualifying hedges
Cash flow hedges
Currency/Interest Rate	$—	$(39)	$(51)	$(1,738)

Total cash flow hedges	—	(39)	(51)	(1,738)

Non-qualifying hedges
Interest Rate	15,428	—	—	—
Currency/Interest Rate	(2,795)	—	—	—
Credit	611	—	—	—
Equity	(13,916)	—	—	—
Embedded Derivatives (2)	(21,608)	—	—	—

Total non-qualifying hedges	(22,280)	—	—	—

Total	$(22,280)	$(39)	$(51)	$(1,738)

(1)	Amounts deferred in accumulated other comprehensive income (loss).
(2)	Primarily includes the following for the six months ended June 30, 2011, respectively: 1) mark-to-market on embedded derivatives of $(69) million; 2) fees ceded of $125 million; offset by 3) change in reinsurance recoverable of $(68) million; and 4) fees attributed to embedded derivative of $111 million.

For the three and six months ended June 30, 2012 the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations and there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.

Presented below is a rollforward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in thousands)
Balance, December 31, 2011	$(962)
Net deferred gains on cash flow hedges from January 1 to June 30, 2012	1,026
Amount reclassified into current period earnings	40

Balance, June 30, 2012	$104

As of June 30, 2012, the Company did not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 14 years. Income amounts deferred in “Accumulated other comprehensive income (loss)” as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” in the Unaudited Interim Statements of Equity.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

Credit Derivatives Written

The following table sets forth the composition of the Company’s credit derivatives where it has written credit protection, excluding embedded derivatives contained in externally-managed investments in European markets, by industry category as of the dates indicated.

	June 30, 2012		December 31, 2011
Industry	Notional	Fair Value	Notional	Fair Value
	(in thousands)
Corporate Securities:
Energy	$20,000	$76	$20,000	$101
Finance	—	—	54,000	95
Manufacturing	230,000	838	230,000	1,145
Retail	20,000	80	20,000	120
Services	20,000	51	20,000	72
Transportation	25,000	80	25,000	106

Total Credit Derivatives	$315,000	$1,125	$369,000	$1,640

The Company writes credit derivatives under which the Company is obligated to pay a related party counterparty the referenced amount of the contract and receive in return the defaulted security or similar security. The Company’s maximum amount at risk under these credit derivatives, assuming the value of the underlying referenced securities become worthless, is $315 million and $369 million notional of credit default swap (“CDS”) selling protection with an associated fair value of $1.1 million and $1.6 million, at June 30, 2012 and December 31, 2011, respectively. These credit derivatives generally have maturities of less than 5 years. At December 31, 2011, the underlying credits had NAIC designation ratings of 1 and 2.

The Company holds certain externally-managed investments in the European market which contain embedded derivatives whose fair value are primarily driven by changes in credit spreads. These investments are medium term notes that are collateralized by investment portfolios primarily consisting of investment grade European fixed income securities, including corporate bonds and asset-backed securities, and derivatives, as well as varying degrees of leverage. The notes have a stated coupon and provide a return based on the performance of the underlying portfolios and the level of leverage. The Company invests in these notes to earn a coupon through maturity, consistent with its investment purpose for other debt securities. The notes are accounted for under U.S. GAAP as available-for-sale fixed maturity securities with bifurcated embedded derivatives (total return swaps). Changes in the value of the fixed maturity securities are reported in Equity under the heading “Accumulated other comprehensive income (loss)” and changes in the market value of the embedded total return swaps are included in current period earnings in “Realized investment gains (losses), net.” The Company’s maximum exposure to loss from these interests was $0 million and $7 million at June 30, 2012 and December 31, 2011, respectively. The fair value of the embedded derivatives included in “Fixed maturities, available-for-sale” was a liability of $0 million and $3 million at June 30, 2012 and December 31, 2011, respectively.

In addition to writing credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of June 30, 2012 and December 31, 2011, the Company had $30 million of outstanding notional amounts, respectively reported at fair value as a liability of $2 million, respectively.

Credit Risk

The Company is exposed to credit-related losses in the event of non-performance by counterparties to financial derivative transactions. Generally, the credit exposure of the Company’s OTC derivative transactions is represented by the contracts with a positive fair value (market value) at the reporting date after taking into consideration the existence of netting agreements.

The Company has credit risk exposure to an affiliate, PGF related to its OTC derivative transactions. PGF manages credit risk with external counterparties by entering into derivative transactions with highly rated major international financial institutions and other creditworthy counterparties, and by obtaining collateral where appropriate, see Note 7.

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

6. CONTINGENT LIABILITIES AND LITIGATION

Commitments

The Company had made commitments to fund $5.2 million of commercial loans as of June 30, 2012. The Company also made commitments to purchase or fund investments, mostly private fixed maturities, of $14.5 million as of June 30, 2012.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

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

We establish reserves for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, no reserve is established. For other litigation and regulatory matters, including matters discussed below, we currently do not have sufficient information to determine whether or not there is a reasonably possible loss. We review relevant information with respect to these litigation and regulatory matters on a quarterly and annual basis and update our reserves, disclosures and estimates of reasonably possible loss based on such reviews.

In March 2012, a qui tam action on behalf of the State of Minnesota, Total Asset Recovery v. MetLife Inc., et al., Prudential Financial Inc., The Prudential Insurance Company of America and Prudential Holdings, Inc., filed in the Fourth Judicial District, Hennepin County, in the State of Minnesota was served on the Company. The complaint alleges that the Company failed to escheat life insurance proceeds to the State of Minnesota in violation of the Minnesota False Claims Act and seeks injunctive relief, compensatory damages, civil penalties, treble damages, prejudgment interest, attorneys’ fees and costs. In June 2012, the Company filed a motion to dismiss the complaint.

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

In January 2012, a Global Resolution Agreement entered into by the Company and a third party auditor became effective upon its acceptance by the unclaimed property departments of 20 states and jurisdictions. Under the terms of the Global Resolution Agreement, the third party auditor acting on behalf of the signatory states will compare expanded matching criteria to the Social Security Master Death File (“SSMDF”) to identify deceased insureds and contract holders where a valid claim has not been made. In February 2012, a Regulatory Settlement Agreement entered into by the Company to resolve a multi-state market conduct examination regarding its adherence to state claim settlement practices became effective upon its acceptance by the insurance departments of 20 states and jurisdictions. The Regulatory Settlement Agreement applies prospectively and requires the Company to adopt and implement additional procedures comparing its records to the SSMDF to identify unclaimed death benefits and proscribes procedures for identifying and locating beneficiaries once deaths are identified. Other jurisdictions that are not signatories to the Regulatory Settlement Agreement are considering proposals that would apply prospectively and require life insurance companies to take additional steps to identify unreported deceased policy and contract holders. These prospective changes and any escheatable property identified as a result of the audits and inquiries could result in: (1) additional payments of previously unclaimed death benefits; (2) the payment of abandoned funds to U.S. jurisdictions; and (3) changes in the Company’s practices and procedures for the identification of escheatable funds and beneficiaries, which would impact claim payments and reserves, among other consequences.

The Company is one of several companies subpoenaed by the New York Attorney General regarding its unclaimed property procedures. Additionally, the New York Department of Financial Services (“NYDFS”) has requested that 172 life insurers (including the Company) provide data to the NYDFS regarding use of the SSMDF. The New York Office of Unclaimed Funds recently notified the Company that it intends to conduct an audit of the Company’s compliance with New York’s unclaimed property laws. The Minnesota Attorney General has also requested information.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

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

7. RELATED PARTY TRANSACTIONS

The Company is a party to numerous transactions and relationships with its affiliate Prudential Insurance and other affiliates. It is possible that the terms of these transactions are not the same as those that would result from transactions among unrelated parties.

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

The Company is charged for its share of employee benefits expenses. These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Some of these benefits are based on earnings and length of service. Other benefits are based on an account balance, which takes into consideration age, service and earnings during career. The Company’s share of net expense for the pension plans was $0.7 million and $0.8 million for the three months ended June 30, 2012 and 2011, respectively and $1.5 million and $1.5 million for the six months ended June 30, 2012 and 2011, respectively.

Prudential Insurance sponsors voluntary savings plans for the Company’s employees (“401(k) plans”). The 401(k) plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The expense charged to the Company for the matching contribution to the 401(k) plans was $0.3 million and $0.4 million for the three months ended June 30, 2012 and 2011, respectively and $0.7 million and $0.7 million for the six months ended June 30, 2012 and 2011, respectively.

Debt Agreements

Short-term and Long-term Debt

The Company is authorized to borrow funds up to $2 billion from Prudential Financial and its affiliates to meet its capital and other funding needs. The Company had $73.9 million and $27.8 million of short-term debt outstanding with Prudential Funding, LLC as of June 30, 2012 and December 31, 2011, respectively. Total interest expense on short-term affiliated debt to the Company was $65 thousand and $86 thousand for the three months ended June 30, 2012 and 2011, respectively and $158 thousand and $163 thousand for the six months ended June 30, 2012 and 2011, respectively.

The Company had long-term debt of $600 million outstanding with Prudential Financial as of June 30, 2012 and December 31, 2011. This loan has a fixed interest rate of 4.49% and matures on December 29, 2014. Total interest expense on affiliated long-term debt was $6.7 million and $9.0 million for the three months ended June 30, 2012 and 2011, respectively and $13.5 million and $18.0 million for the six months ended June 30, 2012 and 2011, respectively.

At June 30, 2011 the Company had a $175 million loan from Prudential Financial. This loan had an interest rate of 5.18%. The balance of this loan was paid off on December 14, 2011. Total interest expense on this loan was $2.3 million and $4.5 million for the three months and six months ended June 30, 2011, respectively.

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

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

The following table provides information relating to fees ceded under these agreements which are included in “Realized investment gains (losses), net” on the Unaudited Interim Statement of Operations and Comprehensive Income for the dates indicated:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
	(in thousands)
Pruco Reinsurance
Effective August 24, 2009
Highest Daily Lifetime 6 Plus (“HD6 Plus”)	$12,253	$12,403	$24,449	$23,402
Spousal Highest Daily Lifetime 6 Plus (“SHD6”)	5,296	5,284	10,579	9,965
Effective June 30, 2009
Highest Daily Lifetime 7 Plus (“HD7 Plus”)	12,961	12,868	25,970	24,944
Spousal Highest Daily Lifetime 7 Plus (“SHD7 Plus”)	6,857	6,776	13,695	13,062
Effective March 17, 2008
Highest Daily Lifetime 7 (“HD7”)	7,346	7,347	14,778	14,624
Spousal Highest Daily Lifetime 7 (“SHD7”)	2,262	2,241	4,536	4,465
Guaranteed Return Option Plus (“GRO Plus” & “GRO Plus II”) (1)	2,144	2,339	4,316	4,334
Highest Daily Guaranteed Return Option (“HD GRO”) (1)	832	874	1,679	1,741
Highest Daily Guaranteed Return Option (“HD GRO II”) (1)	845	850	1,691	1,631
Effective Since 2006
Highest Daily Lifetime Five (“HDLT5”)	3,314	3,548	6,666	7,133
Spousal Lifetime Five (“SLT5”)	2,647	2,882	5,321	5,739
Effective Since 2005
Lifetime Five (“LT5”) (2)	8,653	9,547	17,412	19,048
Guaranteed Return Option (“GRO”)	546	1,223	1,107	2,454

Total Fees Ceded to Pruco Reinsurance	$65,956	$68,182	$132,199	$132,542

Prudential Insurance
Effective Since 2004
Guaranteed Minimum Withdrawal Benefit (“GMWB”)	364	513	750	1,056

Total Fees Ceded to Prudential Insurance	$364	$513	$750	$1,056

Total Fees Ceded	$66,320	$68,695	$132,949	$133,598

(1)	GRO Plus and HD GRO were amended effective January 1, 2010 to include an amended version of the GRO Plus and HD GRO benefit features (GRO Plus II and HD GRO II).
(2)	Effective August 1, 2007, the Company amended this coinsurance agreement to include the reinsurance of business sold prior to May 6, 2005 that was previously reinsured to Prudential Insurance.

The Company’s reinsurance recoverables related to the above product reinsurance agreements were $1,762 million and $1,748 million as of June 30, 2012 and December 31, 2011, respectively. Realized gains ceded related to the mark-to-market on the reinsurance recoverables were $490 million and $70 million for the three months ended June 30, 2012 and 2011, respectively. Realized losses ceded were $119 million and $193 million for the six months ended June 30, 2012 and 2011, respectively. Changes in realized gains and losses ceded for the 2012 and 2011 periods were primarily due to changes in market conditions. The underlying asset is reflected in “Reinsurance recoverables” in the Company’s Unaudited Interim Statements of Financial Position.

Affiliated Asset Administration Fee Income

In accordance with an agreement with AST Investment Services, Inc., formerly known as American Skandia Investment Services, Inc, the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust, formerly known as American Skandia Trust. Income received from AST Investment Services, Inc. related to this agreement was $55.8 million and $64.9 million, for the three months ended June 30, 2012 and 2011, respectively and $112.9 million and $129.5 million for the six months ended June 30, 2012 and 2011, respectively. These revenues are recorded as “Asset administration fees and other income” in the Unaudited Interim Statements of Operations and Comprehensive Income.

Derivative Trades

In its ordinary course of business, the Company enters into OTC derivative contracts with an affiliate, PGF. For these OTC derivative contracts, PGF has a substantially equal and offsetting position with an external counterparty.

Purchase/sale of fixed maturities and commercial mortgage loans from/to an affiliate

During the second and fourth quarters of 2011, the Company sold fixed maturity securities to an affiliated company in various transactions. These securities had an amortized cost of $142.5 million and a fair value of $150.9 million. The net difference between historic amortized cost and the fair value was $8.4 million and was recorded as a realized investment gain on the Company’s Unaudited Interim Statement of Operations and Comprehensive Income. During the second quarter of 2011 the Company also sold commercial mortgage loans to an affiliated company. These loans had an amortized cost of $48.9 million and a fair value of $54.2 million. The net difference between historic amortized cost and the fair value was $5.3 million and was recorded as a realized gain on the Company’s Unaudited Interim Statement of Operations and Comprehensive Income.

During first quarter of 2012, the Company sold fixed maturity securities to Prudential Financial. These securities had an amortized cost of $123.1 million and a fair value of $141.0 million. The net difference between historic amortized cost and the fair value was accounted for as an increase of $10.6 million to additional paid-in capital, net of taxes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Prudential Annuities Life Assurance Corporation meets the conditions set forth in General Instruction H(1)(a) and (b) on Form 10-Q and is therefore filing this form with the reduced disclosure format.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Prudential Annuities Life Assurance Corporation (“PALAC” or the “Company”), formerly known as American Skandia Life Assurance Corporation, as of June 30, 2012 compared with December 31, 2011, and its results of operations for the three and six months ended June 30, 2012 and 2011. You should read the following analysis of our financial condition and results of operations in conjunction with the audited Financial Statements, and the “Risk Factors” section included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, the statements under “Forward Looking Statements”, and the Unaudited Interim Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Beginning in March 2010, the Company ceased offering its existing variable and fixed annuity products (and where offered, the companion market value adjustment option) to new investors upon the launch of a new product line in each of Pruco Life Insurance Company and Pruco Life Insurance Company of New Jersey (which are affiliates of the Company within the Prudential Annuities business unit of Prudential Financial, Inc. (“Prudential Financial”)). However, subject to applicable contractual provisions and administrative rules, the Company continues to accept certain subsequent purchase payments on inforce contracts under existing annuity products.

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

The primary risk exposures of our variable annuity contracts relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including equity market returns, interest rates, market volatility, timing of annuitization and withdrawals, contract lapses and contractholder mortality. The rate of return we realize from our variable annuity contracts will vary based on the extent of the differences between our actual experience and the assumptions used in the original pricing of these products. As part of our risk management strategy we hedge or limit our exposure to certain of these risks primarily through a combination of product design elements, such as an asset transfer feature, externally purchased hedging instruments and affiliated reinsurance arrangements with Pruco Re and Prudential Insurance. Our returns can also vary by contract based on our risk management strategy, including the impact of any capital markets movements that we may hedge in the affiliate, the impact on that portion of our variable annuity contracts that benefit from the asset transfer feature, the impact of risks we have deemed suitable to retain and the impact of risks that are not able to be hedged.

As of June 30, 2012 approximately $39.0 billion or 82% of total variable annuity account values contain a living benefit feature, compared to approximately $38.6 billion or 81% as of December 31, 2011. As of June 30, 2012 approximately $31.0 billion or 80% of variable annuity account values with living benefit features included an asset transfer feature in the product design, compared to approximately $30.6 billion or 79% as of

December 31, 2011. The asset transfer feature, included in the design of certain optional living benefits, transfers assets between certain variable investments selected by the annuity contractholder and, depending on the benefit feature, a fixed rate account in the general account or a bond portfolio within a separate account. The asset transfer feature associated with the most recently sold products transfers assets between certain variable investments selected by the annuity contractholder and a designated bond portfolio within the separate account. The transfers are based on the static mathematical formula used with the particular optional benefit which considers a number of factors, including the impact of investment performance on the contractholder’s total account value. In general, negative investment performance may result in transfers to either a fixed rate account in the general account or a bond portfolio within the separate account, and positive investment performance may result in transfers to contractholder-selected variable investments. Overall, the asset transfer feature helps to mitigate our exposure to equity market risk and market volatility. Other product design elements we utilize for certain products to manage these risks include asset allocation restrictions and minimum issuance age requirements.

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

In the first quarter of 2012, we revised the treatment of the results of the living benefits hedging program in our best estimate of total gross profits used to calculate the amortization of deferred policy acquisition costs (“DAC”) and deferred sales inducements (“DSI”) associated with certain of our variable annuity contracts. In 2011, we included certain results of the living benefits hedging program in the reinsurance affiliate, in our best estimate of gross profits used to determine amortization rates only to the extent this net amount was determined by management to be other-than-temporary. Beginning with the first quarter of 2012, we are including certain results of the living benefits hedging program, in our best estimate of total gross profits used for determining amortization rates each quarter without regard to the permanence of the changes. Aside from this change, our policy for amortizing DAC and DSI remains as described in our Annual Report on Form 10-K for the year ended December 31, 2011, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting Policies & Pronouncements—Application of Critical Accounting Estimates.”

A discussion of each of the additional critical accounting estimates listed above may also be found in our Annual Report on Form 10-K for the year ended December 31, 2011, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting Policies & Pronouncements—Application of Critical Accounting Estimates.”

Changes in Financial Position

2012 versus 2011

Total assets decreased by $0.1 billion, from $52.3 billion at December 31, 2011 to $52.2 billion at June 30, 2012. Total investments decreased $624 million primarily related to asset sales associated with policyholder liability surrenders and the asset transfer feature which moved customer account values to the separate account due to favorable markets in 2012. DAC and DSI decreased by $79 million and $48 million, respectively, resulting primarily from expected amortization related to the runoff of the inforce block. Partially offsetting these decreases, separate account assets increased $703 million primarily driven by market appreciation, partially offset by net outflows as a result of the discontinuation of new sales beginning in March 2010, discussed above.

Total liabilities increased by $0.1 billion, from $51.2 billion at December 31, 2011 to $51.3 billion at June 30, 2012. Separate account liabilities increased by $703 million offsetting the increase in separate accounts assets above. Partially offsetting the above increase was a $528 million decrease in Policyholder’s account balance driven by account value run off due to the discontinuation of new sales and the asset transfer feature which moved customer account values to the separate account due to favorable markets as discussed above.

Stockholder’s equity decreased by $115 million from $1,021 million at December 31, 2011 to $906 million at June 30, 2012. The decrease in stockholder’s equity was primarily driven by a $248 million dividend to PFI, partially offset by the Company’s net income of $135 million.

Results of Operations

2012 versus 2011 Three Month Comparison

Net Income

Net income decreased $272 million from $35 million for the second quarter of 2011 to a loss of $237 million for the second quarter of 2012. The decrease was driven by a $386 million decrease in income from operations before income taxes, as discussed below, partially offset by a $114 million decrease in income tax expense.

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

Excluding items discussed above, income from operations before taxes decreased $22 million compared to second quarter of 2011 primarily driven by a decline in fees driven by lower average annuity account values invested in the separate account driven by negative net flows as a result of contractholder surrenders. There are limited offsetting inflows due to the discontinuation of new sales discussed above.

We amortize DAC and other costs over the expected lives of the contracts based on the level and timing of gross profits on the underlying product. In calculating gross profits, we consider mortality, persistency, and other elements as well as rates of return on investments associated with these contracts and include profits and losses related to these contracts that are reported in affiliated legal entities other than the Company as a result of, for example, reinsurance agreements with those affiliated entities. The Company is an indirect subsidiary of Prudential Financial (an SEC registrant) and has extensive transactions and relationships with other subsidiaries of Prudential Financial, including reinsurance agreements, as discussed in Note 8 to the Unaudited Interim Financial Statements. Incorporating all product-related profits and losses in gross profits, including those that are reported in affiliated legal entities, produces a DAC and other costs amortization pattern representative of the total economics of the products.

As mentioned above, included in the unfavorable variance from higher amortization of DAC and DSI, was $330 million of higher amortization primarily related to the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions. This impact primarily relates to changes in the valuation of the reinsured living benefit liabilities in the second quarter of 2012 related to NPR gains, which we and the reinsurance affiliate believe to be non-economic, and choose not to hedge, as discussed above, partially offset by losses driven by differences between the change in fair value of the hedge target liability and the change in the fair value of the hedge assets in the reinsurance affiliate due to unfavorable market conditions in the second quarter of 2012.

To reflect the NPR of our affiliates in the valuation of the embedded derivative liabilities, we incorporate an additional spread over LIBOR into the discount rate used in the valuation. Positive NPR adjustments in the reinsurance affiliate in 2012 were primarily driven by a higher base of embedded derivative liabilities as well as a widening of NPR spreads. Decreases in risk-free interest rates and the impact of unfavorable account value performance, drove increases in the embedded derivative liability base in the second quarter of 2012. The NPR gains in the reinsurance affiliate were larger in the second quarter of 2012 compared to the second quarter of 2011 resulting in an unfavorable variance from higher amortization of DAC and DSI.

As shown in the following table, the loss from operations for the second quarter 2012 included $58 million of charges from adjustments to the amortization of DAC/DSI and the reserves for the GMDB and GMIB features of our variable annuity products compared to $18 million of charges in the second quarter of 2011.

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	Amortization of DAC and Other Costs (1)	Reserves for GMDB / GMIB (2)	Total	Amortization of DAC and Other Costs (1)	Reserves for GMDB / GMIB (2)	Total
	(in thousands)
Quarterly market performance adjustment	$(24,905)	$(17,996)	$(42,901)	$(7,059)	$(2,387)	$(9,446)
Quarterly adjustment for current period experience (3)	(13,939)	(1,143)	(15,082)	(8,711)	(231)	(8,942)

Total	$(38,844)	$(19,139)	$(57,983)	$(15,770)	$(2,618)	$(18,388)

(1)	Amounts reflect (charges) or benefits for (increases) or decreases, respectively, in the amortization of deferred policy acquisition, or DAC, and other costs.
(2)	Amounts reflect (charges) or benefits for reserve (increases) or decreases, respectively, related to the guaranteed minimum death and income benefit, or GMDB / GMIB, features of our variable annuity products.
(3)	Represents the impact of differences between actual gross profits for the period and the previously estimated expected gross profits for the period, as well as updates for current and future expected claims costs associated with the GMDB/GMIB features of our variable annuity products.

The $43 million and $9 million of net charges in the second quarter of 2012 and 2011, respectively, shown in the table above, relating to the quarterly market performance adjustments are attributable to changes to our estimate of total gross profits to reflect actual fund performance.

	2012	2011
	Second Quarter	Second Quarter
Actual rate of return	(1.7)%	0.8%
Expected rate of return	1.6%	1.5%

Lower than expected returns in the second quarter of 2012 decreased our estimate of total gross profits used as a basis for amortizing DAC and other costs and increased our estimate of future expected claims costs associated with the GMDB and GMIB features of our variable annuity products, by establishing a new, lower starting point for the variable annuity account values used in estimating those items for future periods. This change results in a higher required rate of amortization and higher required reserve provisions, which are applied to all prior periods. The resulting cumulative adjustment to prior amortization and reserve provisions are recognized in the current period. Lower than expected returns in the second quarter of 2011 had similar, but less significant impacts due to a lesser variance between actual and expected returns.

We derive our near-term future rate of return assumptions using a reversion to the mean approach, a common industry practice. Under this approach, we consider actual returns over a period of time and initially adjust projected returns over the next four years (the “near-term”) so that the assets are projected to grow at the long-term expected rate of return for the entire period. The near-term future projected blended rate of return across all contract groups is 7.2% per annum as of June 30, 2012, or approximately 1.8% per quarter.

The $15 million and $9 million of net charges in the second quarter of 2012 and 2011, respectively, shown in the table above, reflect the quarterly adjustments for current period experience and other updates, also referred to as experience true-up adjustments. The unfavorable variance related to the amortization of DAC and other costs was primarily driven by the difference in the change of the fair value of the hedge target liability and the change in the fair value of the hedge assets in the reinsurance affiliate, as discussed above.

As noted previously, the quarterly adjustments to reflect current period market performance and experience impact the estimated profitability of our business. Therefore, in addition to the current period impacts discussed above, these items will also drive changes in our GMDB and GMIB reserves and the amortization of DAC/DSI in future periods.

Revenues

Revenues decreased $28 million, from $403 million for the second quarter of 2011 to $375 million for the second quarter of 2012.

Policy charges and fee income and Asset management fees and other income decreased by $24 million from $290 million for the second quarter of 2011 to $266 million for the second quarter of 2012. The decrease was primarily driven by a lower fees and asset management income due to lower average variable annuity asset balances in the second quarter of 2012 invested in the separate accounts due to negative net flows as a result of contractholder surrenders. There are limited offsetting inflows due to the discontinuation of new sales. Partially offsetting these decreases, were lower market value adjustments paid to contractholders related to the Company’s market value adjusted investments option (“MVA”) driven by differences in market conditions and transfers of assets due to the asset transfer feature.

Net investment income decreased $8 million from $77 million for the second quarter of 2011 to $69 million for the second quarter of 2012 as a result of lower reinvestment yields over the past year due to the lower interest rate environment.

Realized investment gains/losses, net, increased by $5 million from $30 million for second quarter of 2011 to $35 million for the second quarter of 2012. This increase was primarily driven by a favorable variance related to higher than prior year quarter NPR gains due to the mark-to-market of the non-reinsured living benefit embedded derivative liabilities, partially offset by higher realized losses due to increased trading activity due to market conditions and transfers of assets due to the asset transfer feature.

Benefits and Expenses

Benefits and expenses increased $358 million from $358 million for the second quarter of 2011 to $716 million for the second quarter of 2012.

Amortization of deferred policy acquisition costs increased by $224 million, from $117 million for the second quarter of 2011 to $341 million for second quarter of 2012, primarily due to higher DAC amortization related to the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions and the impact of our quarterly adjustments to reflect current period experience and market performance, as discussed above.

Interest credited to policyholders’ account balances increased $123 million, from $104 million for the second quarter of 2011 to $227 million for second quarter of 2012, due to higher DSI amortization primarily related to the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions and the impact of our quarterly adjustments to reflect current period experience and market performance as discussed above. Also, interest credited to policyholders’ account balances decreased due to lower average crediting rates due to crediting rate resets.

Policyholders’ benefits increased $14 million, from $27 million for the second quarter of 2011 to $41 million for the second quarter of 2012, primarily due to the adjustments to the reserves for the GMDB/GMIB benefit features of our variable annuity products to reflect current period experience and market performance, as discussed above.

2012 versus 2011 Six Month Comparison

Net Income

Net income decreased $21 million from $156 million for the six months ended June 30, 2011 to $135 million for the six months ended June 30, 2012. The decrease is driven by a $15 million lower income from operations before income taxes and a $6 million increase in income tax expense as discussed below.

The decrease in income from operations before taxes was driven by a decrease of $77 million in fee income, due to lower average variable annuity asset balances in 2012 invested in separate accounts due negative net flows as a result of contractholder surrenders. Partially offsetting the above decrease in income from operations before income taxes was a favorable variance from lower amortization of DAC and other costs primarily related to the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions, as discussed in more detail below. Also serving as a partial offset was a favorable variance related to adjustments to the reserves for the guaranteed minimum death (“GMDB”) and income benefit (“GMIB”) features of our variable annuity products and deferred policy acquisition and other costs. These adjustments are discussed in more detail below.

We amortize DAC and other costs over the expected lives of the contracts based on the level and timing of gross profits on the underlying product. In calculating gross profits, we consider mortality, persistency, and other elements as well as rates of return on investments associated with these contracts and include profits and losses related to these contracts that are reported in affiliated legal entities other than the Company as a result of, for example, reinsurance agreements with those affiliated entities. The Company is an indirect subsidiary of Prudential Financial (an SEC registrant) and has extensive transactions and relationships with other subsidiaries of Prudential Financial, including reinsurance agreements, as discussed in Note 8 to the Unaudited Interim Financial Statements. Incorporating all product-related profits and losses in gross profits, including those that are reported in affiliated legal entities, produces a DAC and other costs amortization pattern representative of the economics of the products.

As mentioned above, included in the favorable variance from lower amortization of DAC and DSI, was $25 million of lower amortization primarily related to the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions. Lower amortization primarily relates to changes in the valuation of the reinsured living benefit liabilities in 2012 related NPR, which we and the reinsurance affiliate believe to be non-economic, and choose not to hedge, as discussed above, and differences between the change in the fair value of the hedge target liability and the change in the fair value of the hedge assets in the reinsurance affiliate due to differences in market performance.

As shown in the following table, the loss from operations for the six months ended June 30, 2012 included $34 million of benefits from adjustments to the amortization of DAC/DSI and the reserves for the GMDB and GMIB features of our variable annuity products compared to $5 million of charges for the six months ended June 30, 2011.

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	Amortization of DAC and Other Costs (1)	Reserves for GMDB / GMIB (2)	Total	Amortization of DAC and Other Costs (1)	Reserves for GMDB / GMIB (2)	Total
	(in thousands)
Quarterly market performance adjustment	$6,237	13,079	$19,316	$2,192	4,835	$7,027
Quarterly adjustment for current period experience (3)	12,236	2,446	14,682	(16,548)	4,600	(11,948)

Total	$18,473	$15,525	$33,998	$(14,356)	$9,435	$(4,921)

(1)	Amounts reflect (charges) or benefits for (increases) or decreases, respectively, in the amortization of deferred policy acquisition, or DAC, and other costs.
(2)	Amounts reflect (charges) or benefits for reserve (increases) or decreases, respectively, related to the guaranteed minimum death and income benefit, or GMDB / GMIB, features of our variable annuity products.
(3)	Represents the impact of differences between actual gross profits for the period and the previously estimated expected gross profits for the period, as well as updates for current and future expected claims costs associated with the GMDB/GMIB features of our variable annuity products.

The $19 million and $7 million of net benefits for the first six months of 2012 and 2011, respectively, shown in the table above, relating to the quarterly market performance adjustments are attributable to changes to our estimate of total gross profits to reflect actual fund performance. The following table shows the actual quarterly rates of return on variable annuity account values compared to our previously expected quarterly rates of return used in our estimate of total gross profits for the periods indicated.

	2012	2012	2011	2011
	First Quarter	Second Quarter	First Quarter	Second Quarter
Actual rate of return	7.5%	(1.7)%	3.6%	0.8%
Expected rate of return	1.9%	1.6%	1.5%	1.5%

Higher than expected returns in 2012 increased our estimate of total gross profits used as a basis for amortizing DAC and other costs and decreased our estimate of future expected claims costs associated with the GMDB and GMIB features of our variable annuity products, by establishing a new, higher starting point for the variable annuity account values used in estimating those items for future periods. This change results in a lower required rate of amortization and lower required reserve provisions, which are applied to all prior periods. The resulting cumulative adjustment to prior amortization and reserve provisions are recognized in the current period. Higher than expected returns in 2011 had similar, but less significant impacts due to a lesser variance between actual and expected returns.

The $15 million benefit for the six months ended June 30, 2012 and the $12 million charge for the six months ended June 30, 2011 shown in the table above reflect the quarterly adjustments for current period experience, also referred to as actual experience true-up adjustments. The favorable variance related to the amortization of DAC and other costs was primarily driven by the difference in the change of the fair value of the hedge target liability and the change in the fair value of the assets in the reinsurance affiliate, as discussed above.

Revenues

Revenues decreased $85 million, from $774 million for the six months ended June 30, 2011 to $689 million for the six months ended June 30, 2012.

Policy charges and fee income and Asset management fees and other income decreased $37 million, from $573 million for the six months ended June 30, 2011 to $535 million for the six months ended June 30, 2012 driven by lower fee and asset management income primarily driven by an decrease in average variable annuity asset balances invested in separate accounts as discussed above. Partially offsetting the above decrease was a favorable variance of $40 million from lower market value adjustments related to the Company’s market value adjusted investment option (the “MVA option”) driven by differences in market conditions and transfers of assets to the separate account primarily due to the asset transfer feature.

Realized investment gains/losses, net, decreased by $29 million from $28 million for the six months ended June 30, 2011 to a loss of $1 million for the six months ended June 30, 2012. This decrease was driven by a $31 million unfavorable variance due to differences in market conditions and transfers of assets due to the asset transfer feature, partially offset by lower losses related to the mark-to-market of the non-reinsured living benefit embedded derivative liabilities.

Net investment income decreased $15 million from $158 million for the six months ended June 30, 2011 to $143 million for the six months ended June 30, 2012 as a result of lower reinvestment yields over the past year due to the low interest environment.

Benefits and Expenses

Benefits and expenses decreased $70 million from $569 million for the six months ended June 30, 2011 to $499 million for the six months ended June 30, 2012.

Interest credited to policyholders’ account balances decreased $31 million, from $171 million for the six months ended June 30, 2011 to $140 million for the six months ended June 30, 2012, due to lower DSI amortization primarily related to the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions and quarterly adjustments to reflect current period experience and market performance, as discussed above. Also contributing to the decrease was lower interest credited to policyholders’ account balances due to lower crediting rates driven by crediting rate resets.

Amortization of deferred policy acquisition costs decreased by $30 million, from $140 million for the six months ended June 30, 2011 to $110 million for the six months ended June 30, 2012, primarily due to lower DAC amortization related to the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions and quarterly adjustments to reflect current period experience and market performance, as discussed above.

Policyholders’ benefits decreased $9 million, from $41 million for the six months ended June 30, 2011 to $32 million for the six months ended June 30, 2012, primarily due to the adjustments to the reserves for the GMDB/GMIB benefit features of our variable annuity products related to our quarterly adjustments to reflect current period experience and market performance, as discussed above.

Income Taxes

The income tax provision amounted to an expense of $55 million and $49 million for the six months ended June 30, 2012 and 2011, respectively. This is primarily driven by the increase in forecasted full year pre-tax income as of June 30, 2012 compared to June 30, 2011.

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

In August 2007, the IRS released Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the DRD related to variable life insurance and annuity contracts. In September 2007, the IRS released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54 and informed taxpayers that the U.S. Treasury Department and the IRS intend to address through new guidance the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts. On February 13, 2012, the Obama Administration released the “General Explanations of the Administration’s Revenue Proposals.” One proposal would change the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through guidance or legislation, could increase actual tax expense and reduce the Company’s consolidated net income. These activities had no impact on the Company’s 2011 or second quarter 2012 results.

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

Management monitors the liquidity of Prudential Financial, Prudential Insurance and the Company on a daily basis and projects borrowing and capital needs over a multi-year time horizon through our quarterly planning process. We believe that cash flows from the sources of funds presently available to us are sufficient to satisfy the current liquidity requirements of Prudential Financial, and the Company, including reasonably foreseeable stress scenarios.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010, could result in the imposition of new capital, liquidity and other requirements on Prudential Financial and the Company. See Item 1. Business—”Regulatory Environment” in Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for information regarding the potential effects of the Dodd-Frank Act on the Company and its affiliates.

The Company paid an extra-ordinary dividend of $270 million, $318 million and $248 million to our ultimate parent, Prudential Financial, on June 30, 2011, November 30, 2011 and June 29, 2012, respectively.

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

Gross account withdrawals amounted to approximately $1,206 million and $1,562 million as of June 30, 2012 and 2011, respectively. Because these withdrawals were consistent with our assumptions in asset/liability management, the associated cash outflows did not have a material adverse impact on our overall liquidity.

Liquid Assets

Liquid assets include cash, cash equivalents, short-term investments, fixed maturities that are not designated as held-to-maturity and public equity securities. As of June 30, 2012 and December 31, 2011, the Company had liquid assets of $4.9 billion and $5.6 billion, respectively, which includes a portion financed with asset-based financing. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $0.1 billion as of June 30, 2012 and $0.2 billion as of December 31, 2011. We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in calculating internal liquidity measures in order to evaluate the adequacy of our operations’ liquidity under a variety of stress scenarios. We believe that the liquidity profile of our assets is sufficient to satisfy current liquidity requirements, including under reasonably foreseeable stress scenarios.

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

Capital

The Risk Based Capital, or RBC, ratio is a primary measure by which we evaluate the capital adequacy of the Company. Prudential Financial manages its domestic insurance subsidiaries RBC ratios to a level that is consistent with the ratings targets for those subsidiaries. RBC is determined by statutory guidelines and formulas that consider among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. The RBC ratio calculations are intended to assist insurance regulators in measuring the adequacy of an insurer’s statutory capitalization. The RBC ratio is an annual calculation, however, as of June 30, 2012, we estimate that the RBC ratios for the Company would exceed the minimum level required by applicable insurance regulations. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities.

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

As part of its Capital Protection Framework, Prudential Financial has developed a broad view of the impact of market distress on the statutory capital of Prudential Financial and its subsidiaries, as a whole. The framework includes programs designed to mitigate the impact of a severe equity market stress event on the statutory capital of Prudential Financial and its subsidiaries, as whole. The program focuses on tail risk to protect statutory capital in a cost-effective manner under stress scenarios. The Company purchased a portion of the derivative under this program in 2010. Prudential Financial assesses the composition of the hedging program on an ongoing basis and may change it from time to time based on an evaluation of its risk position or other factors.

In addition to hedging equity market exposure, we also manage certain risks associated with our variable annuity products through affiliated reinsurance arrangements. We reinsure variable annuity living benefit guarantees to a captive reinsurance company, Pruco Re. Effective as of July 1, 2011, Pruco Re domiciled from Bermuda to Arizona. At this time, Pruco Re continues to maintain the statutory reserve credit trust for business reinsured from the Company.

Reinsurance credit reserve requirements can move materially in either direction due to changes in equity markets and interest rates, actuarial assumptions and other factors. Higher statutory reinsurance credit reserve requirements would necessitate depositing additional assets in the statutory reserve credit trusts held by Pruco Re, while lower statutory reinsurance credit reserve requirements would allow assets to be removed from the statutory reserve credit trusts. We expect Prudential Financial would satisfy those additional needs through a combination of funding the reinsurance credit trusts with available cash, loans from Prudential Financial and/or affiliates and by re-hypothecating assets that were otherwise pledged to Pruco Re under hedging positions related to our living benefit features. Prudential Financial also continues to evaluate other options to address reserve credit needs such as obtaining letters of credit. Lower interest rates in the first six months of 2012 led to an increase in our need to fund the captive reinsurance trusts by an amount of $319 million.

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, or the “Exchange Act”, as of June 30, 2012. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2012, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We establish reserves for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, no reserve is established. For other litigation and regulatory matters, including matters discussed below, we currently do not have sufficient information to determine whether or not there is a reasonably possible loss. We review relevant information with respect to these litigation and regulatory matters on a quarterly and annual basis and update our reserves, disclosures and estimates of reasonably possible loss based on such reviews.

In June 2012, the Company filed a motion to dismiss the Complaint in Total Asset Recovery v. MetLife, Inc., et al., Prudential Financial, Inc., The Prudential Insurance Company of America and Prudential Holdings, Inc., a qui tam action filed on behalf of the State of Minnesota claiming that the Company failed to escheat life insurance proceeds to the State of Minnesota.

In April 2012, the Company filed a motion to dismiss the Complaint in Total Asset Recovery v. MetLife, Inc., et al., Prudential Financial, Inc., The Prudential Insurance Company of America and Prudential Holdings, LLC, a qui tam action filed on behalf of the State of Illinois claiming that the Company failed to escheat life insurance proceeds to the State of Illinois.

Material pending litigation and regulatory matters affecting us, and certain risks to our business presented by such matters, are discussed within Note 6 to the Unaudited Interim Financial Statements included in this Quarterly Report on Form 10-Q, under “—Litigation and Regulatory Matters.”

Our litigation and regulatory matters are subject to many uncertainties, and given their complexity and scope, their outcome cannot be predicted. It is possible that our results of operations or cash flow in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation or regulatory matters depending, in part, upon the results of operations or cash flow for such period. In light of the unpredictability of the Company’s litigation and regulatory matters, it is also possible that in certain cases an ultimate unfavorable resolution of one or more pending litigation or regulatory matters could have a material adverse effect on our financial position. Management believes, however, that based on information currently known to it, the ultimate outcome of all pending litigation and regulatory matters, after consideration of applicable reserves and rights to indemnification, is not likely to have a material adverse effect on our financial position. See Note 6 to the Unaudited Interim Financial Statements included herein for additional discussion of our litigation and regulatory matters and audits and inquiries concerning the Company’s handling of unclaimed property.

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

August 10, 2012

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