Form 10-Q
period 2012-09-30
PRUDENTIAL ANNUITIES LIFE ASSURANCE CORP/CT
filed 2012-11-13
CIK 881453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 13, 2012, 25,000 shares of the registrant’s Common Stock (par value $100) consisting of 100 voting shares and 24,900 non-voting shares, were outstanding. As of such date, Prudential Annuities, Inc. formerly known as American Skandia, Inc., an indirect wholly owned subsidiary of Prudential Financial, Inc., a New Jersey corporation, owned all of the registrant’s Common Stock.

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

PART I-FINANCIAL INFORMATION

ITEM 1. Financial Statements

Prudential Annuities Life Assurance Corporation

Unaudited Interim Statements of Financial Position

As of September 30, 2012 and December 31, 2011 (in thousands, except share amounts)

	September 30, 2012	December 31, 2011
ASSETS
Fixed maturities, available-for-sale, at fair value (amortized cost, 2012: $4,110,133; 2011: $4,838,695)	$4,527,910	$5,273,767
Trading account assets, at fair value	7,926	38,578
Equity securities, available-for-sale, at fair value (cost, 2012: $18; 2011: $2,510)	22	3,071
Commercial mortgage and other loans, net of valuation allowance	461,186	449,359
Policy loans	12,065	14,316
Short-term investments	175,729	237,601
Other long-term investments	207,277	191,545

Total investments	5,392,115	6,208,237

Cash and cash equivalents	477	8,861
Deferred policy acquisition costs	829,214	666,764
Accrued investment income	52,574	59,033
Reinsurance recoverables	1,822,848	1,748,177
Income taxes	—	102,678
Valuation of business acquired	42,053	29,010
Deferred sales inducements	513,366	445,841
Receivables from parent and affiliates	27,453	24,968
Other assets	16,829	18,531
Separate account assets	45,134,054	42,942,758

TOTAL ASSETS	$53,830,983	$52,254,858

LIABILITIES AND EQUITY
Policyholders’ account balances	$4,269,906	$5,189,269
Future policy benefits and other policyholder liabilities	2,258,594	2,092,694
Payables to parent and affiliates	73,066	73,587
Cash collateral for loaned securities	48,371	125,884
Income taxes	30,081	—
Short-term debt	83,502	27,803
Long-term debt	600,000	600,000
Other liabilities	99,671	182,286
Separate account liabilities	45,134,054	42,942,758

TOTAL LIABILITIES	52,597,245	51,234,281

Commitments and Contingent Liabilities (See Note 6)

EQUITY
Common stock, $100 par value; 25,000 shares, authorized, issued and outstanding	2,500	2,500
Additional paid-in capital	893,336	882,670
Retained earnings (accumulated deficit)	171,642	(25,305)
Accumulated other comprehensive income (loss)	166,260	160,712

Total Equity	1,233,738	1,020,577

TOTAL LIABILITIES AND EQUITY	$53,830,983	$52,254,858

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation

Unaudited Interim Statements of Operations and Comprehensive Income

Three and Nine Months Ended September 30, 2012 and 2011 (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
REVENUES

Premiums	$5,502	$6,325	$16,569	$21,771
Policy charges and fee income	197,284	209,247	598,714	624,820
Net investment income	71,371	72,987	214,441	230,705
Asset administration fees and other income	66,618	69,329	200,593	226,358
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(2,377)	(4,295)	(5,508)	(19,623)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income	2,306	3,736	5,285	18,765
Other realized investment gains (losses), net	(60,569)	56,620	(61,340)	84,934

Total realized investment gains (losses), net	(60,640)	56,061	(61,563)	84,076

Total revenues	280,135	413,949	968,754	1,187,730

BENEFITS AND EXPENSES

Policyholders’ benefits	78,152	93,346	110,354	134,815
Interest credited to policyholders’ account balances	(73,384)	345,624	66,411	516,235
Amortization of deferred policy acquisition costs	(229,687)	578,312	(119,840)	717,785
General, administrative and other expenses	93,052	116,514	309,829	333,602

Total benefits and expenses	(131,867)	1,133,796	366,754	1,702,437

Income (loss) from operations before income taxes	412,002	(719,847)	602,000	(514,707)

Income tax expense (benefit)	102,255	(280,116)	157,053	(231,149)

NET INCOME (LOSS)	$309,747	$(439,731)	$444,947	$(283,558)

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	$20	$—	$—	$—
Net unrealized investment gains (losses):
Unrealized investment gains (losses) for the period	30,002	(9,683)	25,159	(620)
Reclassification adjustment for (gains) losses included in net income	(2,756)	(8,899)	(16,613)	(54,521)

Total	27,246	(18,582)	8,546	(55,141)

Other comprehensive income (loss), before tax	27,266	(18,582)	8,546	(55,141)
Less: Income tax expense (benefit) related to
Foreign currency translation adjustments	7	—	—	—
Net unrealized gains (losses)	9,536	(6,503)	2,998	(19,299)

Total	9,543	(6,503)	2,998	(19,299)

Other comprehensive income (loss), net of taxes	17,723	(12,079)	5,548	(35,842)

Comprehensive Income (Loss)	$327,470	$(451,810)	$450,495	$(319,400)

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation

Unaudited Interim Statements of Equity

Nine Months Ended September 30, 2012 and 2011 (in thousands)

	Common stock	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total equity

Balance, December 31, 2011	$2,500	$882,670	$(25,305)	$160,712	$1,020,577
Net income	—	—	444,947	—	444,947
Affiliated asset transfers	—	10,666	—	—	10,666
Distribution to parent	—	—	(248,000)	—	(248,000)
Other comprehensive loss, net of taxes	—	—	—	5,548	5,548

Balance, September 30, 2012	$2,500	$893,336	$171,642	$166,260	$1,233,738

	Common stock	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total equity

Balance, December 31, 2010	$2,500	$974,921	$749,751	$181,212	$1,908,384
Cumulative effect of adoption of accounting principle	—	—	(127,920)	9,659	(118,261)
Net income	—	—	(283,558)	—	(283,558)
Distribution to parent	—	—	(270,000)	—	(270,000)
Other comprehensive loss, net of taxes	—	—	—	(35,842)	(35,842)

Balance, September 30, 2011	$2,500	$974,921	$68,273	$155,029	$1,200,723

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation

Unaudited Interim Statements of Cash Flows

Nine Months Ended September 30, 2012 and 2011 (in thousands)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$444,947	$(283,558)
Adjustments to reconcile net income to net cash provided by operating activities:
Policy charges and fee income	10,323	39,709
Realized investment (gains) losses, net	61,563	(84,076)
Amortization and depreciation	(7,993)	(263)
Interest credited to policyholders’ account balances	66,411	88,246
Change in:
Future policy benefit reserves	237,050	250,459
Accrued investment income	6,459	782
Net receivable (payable) to affiliates	(3,045)	(32,379)
Deferred sales inducements	(58,393)	375,322
Deferred policy acquisition costs	(143,124)	683,353
Income taxes	129,760	(230,921)
Reinsurance recoverables	(200,316)	(190,487)
Other, net	(34,598)	(22,010)

Cash Flows From Operating Activities	$509,044	$594,177

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	$1,035,956	$940,218
Equity securities, available-for-sale	3,201	10,054
Commercial mortgage and other loans	16,360	89,303
Trading account assets	35,023	44,504
Policy loans	2,965	873
Other long-term investments	3,617	1,589
Short-term investments	2,604,348	3,974,912
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(323,283)	(797,405)
Equity securities, available-for-sale	(8)	(2,643)
Commercial mortgage and other loans	(28,775)	(56,646)
Trading account assets	(3,894)	(2,491)
Policy loans	(243)	(649)
Other long-term investments	(25,022)	(20,017)
Short-term investments	(2,542,476)	(4,160,525)
Notes receivable from parent and affiliates, net	5,993	6,727
Other, net	(564)	(911)

Cash Flows From Investing Activities	$783,198	$26,893

CASH FLOWS USED IN FINANCING ACTIVITIES:
Cash collateral for loaned securities	(77,513)	72,315
Net increase (decrease) in short-term borrowing	55,699	23,867
Drafts outstanding	5,803	(29,468)
Distribution to parent	(248,000)	(270,000)
Contributed capital (including parent/child asset transfer)	10,666	—
Policyholders’ account balances
Deposits	755,346	1,981,861
Withdrawals	(1,802,627)	(2,167,558)

Cash Flows Used in Financing Activities	$(1,300,626)	$(388,983)

Net (decrease) increase in cash and cash equivalents	(8,384)	232,087
Cash and cash equivalents, beginning of period	8,861	487

CASH AND CASH EQUIVALENTS, END OF PERIOD	$477	$232,574

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

1.	BUSINESS AND BASIS OF PRESENTATION

Prudential Annuities Life Assurance Corporation (the “Company”, or “our”), formerly known as American Skandia Life Assurance Corporation, with its principal offices in Shelton, Connecticut, is an indirect wholly-owned subsidiary of Prudential Financial, Inc. (“Prudential Financial”), a New Jersey corporation. The Company is a wholly owned subsidiary of Prudential Annuities, Inc. (“PAI”), formerly known as American Skandia, Inc., which in turn is an indirect wholly owned subsidiary of Prudential Financial.

The Company developed long-term savings and retirement products, which were distributed through its affiliated broker/dealer company, Prudential Annuities Distributors, Incorporated (“PAD”), formerly known as American Skandia Marketing, Incorporated. The Company issued variable deferred and immediate annuities for individuals and groups in the United States of America and its territories.

Beginning in March 2010, the Company ceased offering its then existing variable annuity products (and where offered, the companion market value adjustment option) to new investors upon the launch of a new product line in each of Pruco Life Insurance Company and Pruco Life Insurance Company of New Jersey (which are affiliates of the Company within the Prudential Annuities business unit of Prudential Financial). In general, the new product line offers the same optional living benefits and optional death benefits as offered by the Company’s existing variable annuities. However, subject to applicable contractual provisions and administrative rules, the Company continues to accept certain subsequent purchase payments on inforce contracts under existing annuity products. Effective in September of 2012, the Company announced the suspension of additional customer deposits for variable annuities with certain older optional living benefit riders.

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

Other long-term investments consist of the Company’s investments in joint ventures and limited partnerships. Joint venture and partnership interests are generally accounted for using the equity method of accounting. In certain instances in which the Company’s partnership interest is so minor that it exercises virtually no influence over operating and financial policies, the Company applies the cost method of accounting. The Company’s income from investments in joint ventures and partnerships accounted for using the equity method or cost method is included in “Net investment income.” The carrying value of these investments is written down, or impaired, to fair value when a decline in value is considered to be other-than-temporary. In applying the equity method or the cost method (including assessment for other-than-temporary impairment), the Company uses financial information provided by the investee, generally on a one to three month lag.

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

Income Taxes

The Company determines its interim tax provision using the annual effective tax rate methodology in accordance with the authoritative guidance. The increase in the income tax expense for the three months and nine months ended September 30, 2012 and change in effective tax rate was primarily driven by an increase in pre-tax income for the three months and nine months ended September 30, 2012 compared to the three months and nine months ended September 30, 2011.

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

Unaudited Interim Statements of Financial Position:
	December 31, 2011
	As Previously Reported	Effect of Change	As Currently Reported
	(in thousands)
Deferred policy acquisition costs	$757,183	$(90,419)	$666,764
Income taxes	70,425	32,253	102,678
TOTAL ASSETS	52,313,024	(58,166)	52,254,858

Total liabilities	51,234,281	—	51,234,281

Accumulated other comprehensive income (loss)	151,692	9,020	160,712
Retained earnings (accumulated deficit)	41,881	(67,186)	(25,305)
Total equity	1,078,743	(58,166)	1,020,577
TOTAL LIABILITIES AND EQUITY	$52,313,024	$(58,166)	$52,254,858

Unaudited Interim Statements of Operations and Comprehensive Income:
	Three Months Ended September 30, 2011
	As Previously Reported	Effect of Change	As Currently Reported
	(in thousands)
REVENUES
Total revenues	$413,949	$—	$413,949

BENEFITS AND EXPENSES
Amortization of deferred policy acquisition costs	653,448	(75,136)	578,312
General, administrative and other expenses	115,374	1,140	116,514
Total benefits and expenses	1,207,792	(73,996)	1,133,796

INCOME FROM OPERATIONS BEFORE INCOME TAXES	(793,843)	73,996	(719,847)

Income tax expense	(304,640)	24,524	(280,116)

NET INCOME	$(489,203)	$49,472	$(439,731)

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

	Nine Months Ended September 30, 2011
	As Previously Reported	Effect of Change	As Currently Reported
	(in thousands)
REVENUES
Total revenues	$1,187,730	$—	$1,187,730

BENEFITS AND EXPENSES
Amortization of deferred policy acquisition costs	815,706	(97,921)	717,785
General, administrative and other expenses	330,166	3,436	333,602
Total benefits and expenses	1,796,922	(94,485)	1,702,437

INCOME FROM OPERATIONS BEFORE INCOME TAXES	(609,192)	94,485	(514,707)

Income tax expense	(264,219)	33,070	(231,149)

NET INCOME	$(344,973)	$61,415	$(283,558)

Unaudited Interim Statement of Cash Flows:
	Nine Months Ended September 30, 2011
	As Previously Reported	Effect of Change	As Currently Reported

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$(344,973)	$61,415	$(283,558)
Change in:
Deferred policy acquisition costs	777,838	(94,485)	683,353
Income taxes	(263,991)	33,070	(230,921)
Cash flows from operating activities	$594,177	$—	$594,177

3.	INVESTMENTS

Fixed Maturities and Equity Securities

The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) as of the dates indicated:

	September 30, 2012
					Other-than-
		Gross	Gross		temporary
	Amortized	Unrealized	Unrealized	Fair	impairments
	Cost	Gains	Losses	Value	in AOCI (3)
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$35,363	$401	$—	$35,764	$—
Obligations of U.S. states and their political subdivisions	94,734	8,452	271	102,915	—
Foreign government bonds	45,855	10,470	—	56,325	—
Corporate securities	3,034,106	344,149	1,020	3,377,235	—
Asset-backed securities (1)	177,191	9,054	1,260	184,985	(3,704)
Commercial mortgage-backed securities	399,534	30,038	43	429,529	—
Residential mortgage-backed securities (2)	323,350	17,807	—	341,157	(50)

Total fixed maturities, available-for-sale	$4,110,133	$420,371	$2,594	$4,527,910	$(3,754)

Equity securities, available-for-sale
Common Stocks
Industrial, miscellaneous & other	$18	$4	$—	$22

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

(1)	Includes credit tranched securities collateralized by sub-prime mortgages, credit cards, education loans, and other asset types.
(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in “AOCI,” which were not included in earnings. Amount excludes $4.4 million of net unrealized gains on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

	December 31, 2011 (4)
					Other-than-
		Gross	Gross		temporary
	Amortized	Unrealized	Unrealized	Fair	impairments
	Cost	Gains	Losses	Value	in AOCI (3)
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$85,196	$839	$—	$86,035	$—
Obligations of U.S. states and their political subdivisions	85,822	8,336	—	94,158	—
Foreign government bonds	66,449	10,782	—	77,231	—
Corporate securities	3,585,776	369,769	4,336	3,951,209	(236)
Asset-backed securities (1)	172,390	9,798	4,804	177,384	(3,906)
Commercial mortgage-backed securities	463,576	28,189	8	491,757	—
Residential mortgage-backed securities (2)	379,486	16,562	55	395,993	(55)

Total fixed maturities, available-for-sale	$4,838,695	$444,275	$9,203	$5,273,767	$(4,197)

Equity securities, available-for-sale
Common Stocks
Industrial, miscellaneous & other	$2,510	$561	$—	$3,071

(1)	Includes credit tranched securities collateralized by sub-prime mortgages, credit cards, education loans, and other asset types.
(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in AOCI, which were not included in earnings. Amount excludes $2.4 million of net unrealized gains on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.
(4)	Prior period’s amounts are presented on a basis consistent with the current period presentation.

The amortized cost and fair value of fixed maturities by contractual maturities at September 30, 2012, are as follows:

	Available-for-Sale
	Amortized	Fair
	Cost	Value
	(in thousands)
Due in one year or less	$833,834	$868,462
Due after one year through five years	1,299,010	1,425,074
Due after five years through ten years	587,882	681,147
Due after ten years	489,332	597,556
Asset-backed securities	177,191	184,985
Commercial mortgage-backed securities	399,534	429,529
Residential mortgage-backed securities	323,350	341,157

Total	$4,110,133	$4,527,910

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

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

The following table depicts the sources of fixed maturity proceeds and related gross investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands)
Fixed maturities, available-for-sale
Proceeds from sales	$186,603	$10,700	$380,099	$562,602
Proceeds from maturities/repayments	282,052	146,615	655,857	376,721
Gross investment gains from sales, prepayments, and maturities	2,233	7,734	16,266	53,698
Gross investment losses from sales and maturities	(109)	(216)	(133)	(216)

Fixed maturity and equity security impairments
Net writedowns for other-than-temporary impairment losses on fixed maturities recognized in earnings (1)	$(71)	$(559)	$(223)	$(858)
Writedowns for impairments on equity securities	—	3,500	—	4,250

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

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

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2012	2012
	(in thousands)
Balance, beginning of period	$3,387	$3,542
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(59)	(190)
Additional credit loss impairments recognized in the current period on securities previously impaired	71	223
Increases due to the passage of time on previously recorded credit losses	28	79
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(114)	(341)

Balance, end of period	$3,313	$3,313

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2011	2011
	(in thousands)
Balance, beginning of period	$11,201	$14,148
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(8,206)	(11,420)
Additional credit loss impairments recognized in the current period on securities previously impaired	558	857
Increases due to the passage of time on previously recorded credit losses	55	317
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(76)	(370)

Balance, end of period	$3,532	$3,532

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

Trading Account Assets

The following table sets forth the composition of the Company’s “trading account assets” as of the dates indicated:

	September 30, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities - Asset-backed securities	$1,964	$2,029	$30,800	$31,571
Equity securities	5,171	5,897	6,664	7,007

Total trading account assets	$7,135	$7,926	$37,464	$38,578

The net change in unrealized gains and losses from trading account assets still held at period end, recorded within “Asset administration fees and other income” included $0.2 million of gains and ($1.1) million of losses during the three months ended September 30, 2012 and 2011, respectively, and ($0.3) million and ($3.9) million of losses during the nine months ended September 30, 2012 and 2011, respectively.

Commercial Mortgage and Other Loans

The Company’s commercial mortgage and other loans are comprised as follows, as of the dates indicated:

	September 30, 2012		December 31, 2011
	Amount	% of Total	Amount	% of Total
Commercial mortgage and other loans by property type:	(in thousands)		(in thousands)
Office	$59,684	12.9%	$60,220	13.3%
Retail	80,490	17.4	68,369	15.1
Apartments/Multi-Family	111,297	24.0	114,900	25.5
Industrial	144,163	31.1	144,513	32.1
Hospitality	9,228	2.0	9,289	2.1

Total commercial mortgage loans	404,862	87.4	397,291	88.1
Agricultural property loans	53,815	11.6	48,964	10.9
Other	4,597	1.0	4,605	1.0

Total commercial mortgage and other loans	463,274	100.0%	450,860	100.0%
Valuation allowance	(2,088)		(1,501)

Total net commercial mortgage and other loans by property type	$461,186		$449,359

The commercial mortgage and agricultural property loans are geographically dispersed throughout the United States, Canada and Asia with the largest concentrations in California (23%), New York (16%), and Ohio (10%) at September 30, 2012.

Activity in the allowance for losses for all commercial mortgage and other loans, as of the dates indicated, is as follows:

	September 30, 2012	December 31, 2011
	(in thousands)
Allowance for losses, beginning of year	$1,501	$2,980
Addition to / (release of) allowance for losses	587	(1,479)

Total ending balance (1)	$2,088	$1,501

(1)	Agricultural loans represent $0.2 million of the ending allowance at both September 30, 2012 and December 31, 2011.

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans as of dates indicated:

	September 30, 2012 Total Loans	December 31, 2011 Total Loans
	(in thousands)
Allowance for Credit Losses:
Ending balance: individually evaluated for impairment (1)	$—	$—
Ending balance: collectively evaluated for impairment (2)	2,088	1,501

Total ending balance	$2,088	$1,501

Recorded Investment (3):
Ending balance gross of reserves: individually evaluated for impairment (1)	$—	$—
Ending balance gross of reserves: collectively evaluated for impairment (2)	463,274	450,860

Total ending balance, gross of reserves	$463,274	$450,860

(1)	There were no agricultural loans individually evaluated for impairments at September 30, 2012 and December 31, 2011.
(2)	Agricultural loans collectively evaluated for impairment had a recorded investment of $53.8 million and $48.9 million at September 30, 2012 and December 31, 2011, respectively, and both had a related allowance of $0.2 million.
(3)	Recorded investment reflects the balance sheet carrying value gross of related allowance.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

Impaired loans include those loans for which it is probable that all amounts due will not be collected according to the contractual terms of the loan agreement. As shown in the table above, there were no impaired commercial mortgage and other loans identified in management’s specific review of probable loan losses and related allowance at September 30, 2012 and December 31, 2011. The average recorded investment in impaired loans with an allowance recorded, before the allowance for losses, was $0 million and $3 million at September 30, 2012 and December 31, 2011, respectively.

There was no net investment income recognized on these loans for the nine months ended September 30, 2012 and for the year ended December 31, 2011. See Note 2 for information regarding the Company’s accounting policies for non-performing loans.

Impaired commercial mortgage and other loans with no allowance for losses are loans in which the fair value of the collateral or the net present value of the loans’ expected future cash flows equals or exceeds the recorded investment. The Company had no such loans at September 30, 2012 or December 31, 2011. See Note 2 for information regarding the Company’s accounting policies for non-performing loans.

As described in Note 2, loan-to-value and debt service coverage ratios are measures commonly used to assess the quality of commercial mortgage and other loans. As of September 30, 2012 and December 31, 2011, 86% or $397 million of the recorded investment and 85% or $384 million of the recorded investment, respectively, had a loan-to-value ratio of less than 80%. As of September 30, 2012 and December 31, 2011, 92% and 96% of the recorded investment had a debt service coverage ratio of 1.0X or greater, respectively. As of September 30, 2012 and December 31, 2011, approximately 8% or $38 million and 4% or $19 million, respectively, of the recorded investment had a loan-to-value ratio greater than 100% or debt service coverage ratio less than 1.0X, reflecting loans where the mortgage amount exceeds the collateral value or where current debt payments are greater than income from property operations; none of which related to agricultural loans.

All commercial mortgage and other loans were in current status including $0 million and $3.1 million of hospitality loans in non-accrual status at September 30, 2012, and December 31, 2011, respectively. Nonaccrual loans are those on which the accrual of interest has been suspended after the loans become 90 days delinquent as to principal or interest payments, or earlier when the Company has doubts about collectability and loans for which a loan specific reserve has been established. See Note 2 for further discussion regarding non-accrual status loans.

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

As of September 30, 2012, the Company has not committed to provide additional funds to borrowers that have been involved in a troubled debt restructuring.

Net Investment Income

Net investment income for the three and nine months ended September 30, 2012 and 2011, was from the following sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Fixed maturities, available-for-sale	$59,419	$68,351	$190,400	$211,147
Equity securities, available-for-sale	—	(10)	7	333
Trading account assets	35	412	849	1,563
Commercial mortgage and other loans	6,871	6,300	20,584	21,444
Policy loans	273	158	625	564
Short-term investments and cash equivalents	140	186	503	499
Other long-term investments	6,614	(760)	7,529	252

Gross investment income	73,352	74,637	220,497	235,802
Less investment expenses	(1,981)	(1,650)	(6,056)	(5,097)

Net investment income	$71,371	$72,987	$214,441	$230,705

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

Realized Investment Gains (Losses), Net

Realized investment gains (losses), net, for the three and nine months ended September 30, 2012 and 2011, were from the following sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Fixed maturities	$2,056	$6,959	$15,912	$52,624
Equity securities	703	2,039	703	1,996
Commercial mortgage and other loans	(483)	439	(588)	5,114
Derivatives	(62,916)	46,731	(77,590)	24,451
Other	—	(107)	—	(109)

Realized investment gains (losses), net	$(60,640)	$56,061	$(61,563)	$84,076

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

Net Unrealized Investment Gains and Losses on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs, Deferred Sales Inducements and Valuation of Business Acquired	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2011	$(1,740)	$691	$367	$(682)
Net investment (losses) gains on investments arising during the period	2,399	—	(840)	1,559
Reclassification adjustment for gains (losses) included in net income	(1)	—	—	(1)
Impact of net unrealized investment (losses) gains on deferred policy acquisition costs, deferred sales inducements and valuation of business acquired	—	(949)	332	(617)

Balance, September 30, 2012	$658	$(258)	$(141)	$259

All Other Net Unrealized Investment Gains and Losses in AOCI

	Net Unrealized Gains/(Losses) on Investments (1)	Deferred Policy Acquisition Costs, Deferred Sales Inducements and Valuation of Business Acquired	Policy Holders’ Account Balances	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2011	$441,680	$(192,122)	$—	$(88,164)	$161,394
Net investment gains (losses) on investments arising during the period	(4,629)	—	—	1,620	(3,009)
Reclassification adjustment for (losses) gains included in net income	(16,612)	—	—	5,814	(10,798)
Impact of net unrealized investment (losses) gains on deferred policy acquisition costs, deferred sales inducements and valuation of business acquired	—	30,618	—	(10,723)	19,895
Impact of net unrealized investment (gains) losses on policyholders’ account balances	—	—	(2,279)	798	(1,481)

Balance, September 30, 2012	$420,439	$(161,504)	(2,279)	$(90,655)	$166,001

(1)	Includes cash flow hedges. See Note 5 for additional discussion of our cash flow hedges.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

The table below presents net unrealized gains (losses) on investments by asset class as of the dates indicated:

	September 30, 2012	December 31, 2011
	(in thousands)
Fixed maturity securities on which an OTTI loss has been recognized	$658	$(1,740)
Fixed maturity securities, available-for-sale - all other	417,119	436,812
Equity securities, available-for-sale	4	561
Affiliated notes	4,734	5,263
Derivatives designated as cash flow hedges (1)	(1,453)	(962)
Other investments	35	3

Unrealized gains (losses) on investments and derivatives	$421,097	$439,937

(1)	See Note 5 for more information on cash flow hedges.

Duration of Gross Unrealized Loss Positions for Fixed Maturities and Equity Securities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities and equity securities have been in a continuous unrealized loss position, as of the dates indicated:

	September 30, 2012
	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$7,183	$271	$—	$—	$7,183	$271
Corporate securities	37,216	$639	35,863	381	73,079	1,020
Commercial mortgage-backed securities	4,666	43	—	—	4,666	43
Asset-backed securities	15,455	38	31,925	1,222	47,380	1,260
Residential mortgage-backed securities	—	—	—	—	—	—

Total	$64,520	$991	$67,788	$1,603	$132,308	$2,594

Equity securities, available-for-sale	$—	$—	$—	$—	$—	$—

	December 31, 2011
	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale
Corporate securities	$129,881	$4,010	$1,130	$326	$131,011	$4,336
Commercial mortgage-backed securities	7,014	8	—	—	7,014	8
Asset-backed securities	48,831	782	28,430	4,022	77,261	4,804
Residential mortgage-backed securities	484	55	—	—	484	55

Total	$186,210	$4,855	$29,560	$4,348	$215,770	$9,203

Equity securities, available-for-sale	$—	$—	$—	$—	$—	$—

The gross unrealized losses, related to fixed maturities at September 30, 2012 and December 31, 2011 are composed of $1.5 million and $5.4 million, respectively, related to high or highest quality securities based on National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $1.1 million and $3.8 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. At September 30, 2012, none of the gross unrealized losses represented declines in value of greater than 20%, as compared to $3.4 million at December 31, 2011 that represented declines in value of greater than 20%, $0.3 million of which had been in that position for less than six months. At September 30, 2012, the $1.6 million of gross unrealized losses of twelve months or more were concentrated in asset backed securities and the service and manufacturing sectors of the Company’s corporate securities. At December 31, 2011, $4.3 million of gross unrealized losses of twelve months or more were concentrated in asset backed securities, $1.7 million in services and $1.1 million in manufacturing sector of the Company’s corporate securities.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

In accordance with its policy described in Note 2, the Company concluded that an adjustment to earnings for other-than-temporary impairments for these securities was not warranted at September 30, 2012 or December 31, 2011. These conclusions are based on a detailed analysis of the underlying credit and cash flows on each security. The gross unrealized losses are primarily attributable to credit spread widening and increased liquidity discounts. At September 30, 2012, the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before the anticipated recovery of its remaining amortized cost basis.

At September 30, 2012 and December 31, 2011, there were no gross unrealized losses, related to equity securities that represented declines of greater than 20%.

4.	FAIR VALUE OF ASSETS AND LIABILITIES

Fair Value Measurement—Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The authoritative guidance around fair value establishes a framework for measuring fair value that includes a hierarchy used to classify the inputs used in measuring fair value. The hierarchy prioritizes the inputs to valuation techniques into three levels. The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. The levels of the fair value hierarchy are as follows:

Level 1—Fair value is based on unadjusted quoted prices in active markets that are accessible to the Company for identical assets or liabilities. These generally provide the most reliable evidence and are used to measure fair value whenever available. The Company’s Level 1 assets and liabilities primarily include certain cash equivalents and short term investments, and equity securities that trade on an active exchange market.

Level 2—Fair value is based on significant inputs, other than quoted prices included in Level 1, that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability through corroboration with observable market data. Level 2 inputs include quoted market prices in active markets for similar assets and liabilities, quoted market prices in markets that are not active for identical or similar assets or liabilities, and other market observable inputs. The Company’s Level 2 assets and liabilities include: fixed maturities (corporate public and private bonds, most government securities, certain asset-backed and mortgage-backed securities, etc.), certain equity securities (mutual funds, which do not actively trade and are priced based on a net asset value, certain short term investments and certain cash equivalents (primarily commercial paper), and certain over-the-counter derivatives.

Level 3—Fair value is based on at least one or more significant unobservable inputs for the asset or liability. The assets and liabilities in this category may require significant judgment or estimation in determining the fair value. The Company’s Level 3 assets and liabilities primarily include: certain private fixed maturities and equity securities, certain manually priced public equity securities and fixed maturities, certain highly structured over-the-counter derivative contracts, and embedded derivatives resulting from certain products with guaranteed benefits.

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

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

Assets and Liabilities by Hierarchy Level—The tables below present the balances of assets and liabilities measured at fair value on a recurring basis, as of the dates indicated.

	As of September 30, 2012
	Level 1	Level 2	Level 3	Netting (2)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S Treasury securities and obligations of U.S. government authorities and agencies	$—	$35,764	$—	$—	$35,764
Obligations of U.S. states and their political subdivisions	—	102,915	—	—	102,915
Foreign government bonds	—	56,325	—	—	56,325
Corporate securities	—	3,281,845	95,390	—	3,377,235
Asset-backed securities	—	127,282	57,703	—	184,985
Commercial mortgage-backed securities	—	429,529	—	—	429,529
Residential mortgage-backed securities	—	341,157	—	—	341,157

Sub-total	—	4,374,817	153,093	—	4,527,910
Trading account assets:
Asset-backed securities	—	2,029	—	—	2,029
Equity securities	5,702	—	195	—	5,897

Sub-total	5,702	2,029	195	—	7,926

Equity securities, available-for-sale	—	22	—	—	22
Short-term investments	175,729	—	—	—	175,729
Cash equivalents	39	—	—	—	39
Other long-term investments	—	195,750	1,757	(32,202)	165,305
Reinsurance recoverables	—	—	1,822,323	—	1,822,323
Other assets	—	24,696	—	—	24,696

Sub-total excluding separate account assets	181,470	4,597,314	1,977,368	(32,202)	6,723,950
Separate account assets (1)	171,842	44,962,212	—	—	45,134,054

Total assets	$353,312	$49,559,526	$1,977,368	$(32,202)	$51,858,004

Future policy benefits	$—	$—	$1,886,648	$—	$1,886,648
Other liabilities	—	32,202	—	(32,202)	—

Total liabilities	$—	$32,202	$1,886,648	$(32,202)	$1,886,648

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

	As of December 31, 2011 (3)
	Level 1	Level 2	Level 3	Netting (2)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S Treasury securities and obligations of U.S. government authorities and agencies	$—	$86,036	$—	$—	$86,036
Obligations of U.S. states and their political subdivisions	—	94,158	—	—	94,158
Foreign government securities	—	77,230	—	—	77,230
Corporate securities	6,705	3,854,846	89,658	—	3,951,209
Asset-backed securities	—	128,821	48,563	—	177,384
Commercial mortgage-backed securities	—	491,757	—	—	491,757
Residential mortgage-backed securities	—	395,993	—	—	395,993

Sub-total	6,705	5,128,841	138,221	—	5,273,767
Trading account assets:
Asset-backed securities	—	31,571	—	—	31,571
Equity securities	6,804	—	203	—	7,007

Sub-total	6,804	31,571	203	—	38,578

Equity securities, available-for-sale	3,071	—	—	—	3,071
Short-term investments	227,235	10,366	—	—	237,601
Cash equivalents	8,112	—	—	—	8,112
Other long-term investments	—	191,144	1,213	(40,012)	152,345
Reinsurance recoverables	—	—	1,747,757	—	1,747,757
Other assets	—	25,225	—	—	25,225

Sub-total excluding separate account assets	251,927	5,387,147	1,887,394	(40,012)	7,486,456
Separate account assets (1)	1,039,821	41,902,937	—	—	42,942,758

Total assets	$1,291,748	$47,290,084	$1,887,394	$(40,012)	$50,429,214

Future policy benefits	$—	$—	$1,783,595	$—	$1,783,595
Other liabilities	—	40,012	—	(40,012)	—

Total liabilities	$—	$40,012	$1,783,595	$(40,012)	$1,783,595

(1)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Statements of Financial Position.
(2)	“Netting” amounts represent the impact of offsetting asset and liability positions held with the same counterparty.
(3)	Includes reclassifications to conform to current period presentation.

The methods and assumptions the Company uses to estimate the fair value of assets and liabilities measured at fair value on a recurring basis are summarized below.

Fixed Maturity Securities—The fair values of the Company’s public fixed maturity securities are generally based on prices obtained from independent pricing services. Prices from pricing services are sourced from multiple vendors, and a vendor hierarchy is maintained by asset type based on historical pricing experience and vendor expertise. The Company generally receives prices from multiple pricing services for each security, but ultimately uses the price from the pricing service highest in the vendor hierarchy based on the respective asset type. Consistent with the fair value hierarchy described above, securities with validated quotes from pricing services are generally reflected within Level 2, as they are primarily based on observable pricing for similar assets and/or other market observable inputs. If the pricing information received from third party pricing services is not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process with the pricing service. If the pricing service updates the price to be more consistent with the presented market observations, the security remains within Level 2.

Internally-developed valuations or indicative broker quotes are also used to determine fair value in circumstances where vendor pricing is not available, or where the Company ultimately concludes that pricing information received from the independent pricing service is not reflective of market activity. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may over-ride the information from the pricing service or broker with an internally developed valuation. As of September 30, 2012 and December 31, 2011 over-rides on a net basis were not material. These estimates may use significant unobservable inputs, which reflect the Company’s own assumptions about the inputs market participants would use in pricing the asset. Pricing service over-rides, internally developed valuations and indicative broker quotes are generally included in Level 3 in the fair value hierarchy.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

The fair value of private fixed maturities, which are comprised of investments in private placement securities, originated by internal private asset managers, are primarily determined using a discounted cash flow model. In cases where these models primarily use observable inputs, the securities have been reflected within Level 2. For certain private fixed maturities, the discounted cash flow model may also incorporate significant unobservable inputs, which reflect the Company’s own assumptions about the inputs market participants would use in pricing the asset. In these cases, a Level 3 classification is used.

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

Trading Account Assets—Trading account assets consist primarily of asset-backed, equity securities, and perpetual preferred stocks whose fair values are determined consistent with similar instruments described above under “Fixed Maturity Securities” and below under “Equity Securities.”

Equity Securities—Equity securities consist principally of investments in common and preferred stock of publicly traded companies, as well as mutual fund shares. The fair values of most publicly traded equity securities are based on quoted market prices in active markets for identical assets and are classified within Level 1 in the fair value hierarchy. The fair values of mutual fund shares that transact regularly (but do not trade in active markets because they are not publicly available) are based on transaction prices of identical fund shares and are classified within Level 2 in the fair value hierarchy. The fair values of perpetual preferred stock are based on inputs obtained from independent pricing services that are primarily based on indicative broker quotes, as the directly observable market inputs are not available. As a result, the fair values of perpetual preferred stock are classified as Level 3.

Derivative Instruments—Derivatives are recorded at fair value either as assets, within “Other long-term investments,” or as liabilities, within “Other liabilities,” except for embedded derivatives which are recorded with the associated host contract. The fair values of derivative contracts are determined based on quoted prices in active exchanges or through the use of valuation models. The fair values of derivative contracts can be affected by changes in interest rates, foreign exchange rates, credit spreads, market volatility, expected returns, non-performance risk, liquidity and other factors. Liquidity valuation adjustments are made to reflect the cost of exiting significant risk positions, and consider the bid-ask, spread, maturity, complexity, and other specific attributes of the underlying derivative position.

The majority of the Company’s derivative positions is traded in the over-the-counter (“OTC”) derivative market and are classified within Level 2 in the fair value hierarchy. OTC derivatives classified within Level 2 are valued using models that utilize actively quoted or observable market input values from external market data providers, third-party pricing vendors and/or recent trading activity. The Company’s policy is to use mid-market pricing in determining its best estimate of fair value. The fair values of most OTC derivatives, including interest rate and cross currency swaps and single name credit default swaps are determined using discounted cash flow models. The fair values of European style option contracts are determined using Black-Scholes option pricing models. These models’ key inputs include the contractual terms of the respective contract, along with significant observable inputs, including interest rates, currency rates, credit spreads, equity prices, index dividend yields, non-performance risk, volatility, and other factors.

To reflect the market’s perception of its own and the counterparty’s non-performance risk, the Company incorporates additional spreads over London Interbank Offered Rate (“LIBOR”) into the discount rate used in determining the fair value of OTC derivative assets and liabilities that are not otherwise collateralized.

Derivatives classified as Level 3 include first-to-default credit basket swaps and other structured products. These derivatives are valued based upon models with some significant unobservable market inputs or inputs from less actively traded markets. The fair values of first-to-default credit basket swaps are derived from relevant observable inputs (e.g. individual credit default spreads, interest rates, and recovery rates) and unobservable model-specific input values such as correlation between different credits within the same basket. Other structured options and derivatives are valued using simulation models such as the Monte Carlo and other techniques. Level 3 methodologies are validated through periodic comparison of the Company’s fair values to broker-dealer values. As of September 30, 2012 and December 31, 2011, there were derivatives with the fair value of $1.4 million and $1.0 million classified within Level 3, and all other derivatives were classified within Level 2. See Note 5 for more details on the fair value of derivative instruments by primary underlying.

Cash Equivalents and Short-Term Investments—Cash equivalents and short-term investments include money market instruments and other highly liquid debt instruments. Certain money market instruments are valued using unadjusted quoted prices in active markets that are accessible for identical assets and are primarily classified as Level 1. The remaining instruments in the short-term investments category are typically not traded in active markets; however, their fair values are generally based on market observable inputs and, accordingly, these investments have been primarily classified within Level 2 in the fair value hierarchy.

Separate Account Assets—Separate Account Assets include fixed maturity securities, treasuries, and equity securities for which values are determined consistent with similar instruments described above under “Fixed Maturity Securities” and “Equity Securities.”

Other Assets—Other assets carried at fair value include affiliated bonds within our legal entity whose fair value are determined consistent with similar securities described above under “Fixed Maturity Securities” managed by affiliated asset managers.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

Reinsurance Recoverables—Reinsurance recoverables carried at fair value include the reinsurance of our living benefit guarantees on certain of our variable annuities. These guarantees are accounted for as embedded derivatives and are described below in “Future Policy Benefits.” The reinsurance agreements covering these guarantees are derivatives with fair value determined in the same manner as the embedded derivative guarantee.

Future Policy Benefits—The liability for future policy benefits primarily includes general account liabilities for guarantees on variable annuity contracts, including guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”), accounted for as embedded derivatives. The fair values of the GMAB, GMWB and GMIWB liabilities are calculated as the present value of future expected benefit payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature. This methodology could result in either a liability or contra-liability balance, given changing capital market conditions and various policyholder behavior assumptions. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The determination of these risk premiums requires the use of management judgment.

The significant inputs to the valuation models for the embedded derivatives associated with the optional living benefit features of the Company’s variable annuity products include capital market assumptions, such as interest rate and implied volatility assumptions, the Company’s market-perceived risk of its own non-performance (“NPR”), as well as various assumptions that are actuarially determined, including lapse rates, benefit utilization rates, withdrawal rates, and mortality rates. Since many of these assumptions are unobservable and are considered to be significant inputs to the liability valuation, the liability included in future policy benefits has been reflected within Level 3 in the fair value hierarchy.

Capital market inputs and actual policyholders’ account values are updated each quarter based on capital market conditions as of the end of the quarter, including interest rates, equity markets, and implied volatility. In the risk neutral valuation, interest rates are used to both grow the policyholders’ account values as well as discount all projected future cash flows. The Company’s discount rate assumption is based on the LIBOR swap curve, and is adjusted for NPR, as discussed below. Assuming all other assumptions remain unchanged, a decline in interest rates will generally cause account values to grow more slowly, increasing future expected benefit payments, as well as decreasing the discounting impact in the present value calculation, both of which would cause increases in the fair value of the liability. The opposite impacts occur as interest rates rise. Implied volatility also impacts the estimate of future expected benefit payments as discussed below.

Actuarial assumptions are reviewed at least annually, and updated based upon historical experience giving consideration to any observable market data, including available industry studies or market transactions such as acquisitions and reinsurance transactions. Assumptions relating to contractholder behavior such as lapse, benefit utilization, withdrawal, and mortality rates, are based on experience by product type and/or year of contract issuance, as well as available industry studies. Unless a material change in contractholder behavior or mortality experience that the Company feels is indicative of a long term trend is observed in an interim periods, assumptions related to contractholder behavior and mortality are generally updated in the third quarter of each year by considering recent experience that has occurred during the period from the most recent update to the expected amounts or updates to industry studies. These assumptions require the use of management judgment and are discussed in further detail below.

Level 3 Assets and Liabilities by Price Source—The table below presents the balances of Level 3 assets and liabilities measured at fair value with their corresponding pricing sources.

	As of September 30, 2012
	Internal (1)	External (2)	Total
	(in thousands)
Corporate securities	$92,063	$3,327	$95,390
Asset-backed securities	—	57,703	57,703
Equity securities	—	195	195
Other long-term Investments	1,442	315	1,757
Reinsurance recoverables	1,822,323	—	1,822,323

Total assets	$1,915,828	$61,540	$1,977,368

Future policy benefits	1,886,648	—	1,886,648

Total liabilities	$1,886,648	$—	$1,886,648

(1)	Represents valuations reflecting both internally-derived and market inputs, as well as third-party pricing information or quotes. See below for additional information related to internally-developed valuation for significant items in the above table.
(2)	Represents unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.

Quantitative Information Regarding Internally Priced Level 3 Assets and Liabilities—The table below presents quantitative information on significant internally priced Level 3 assets and liabilities for which the investment risks associated with market value changes are borne by the Company.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

As of September 30, 2012
	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
(in thousands)
Assets:

Corporate securities	$92,063	Discounted cash flow	Discount rate	3.20 - 17.50% (3.75%)
		Cap at call price	Call price	100% (100%)
Reinsurance recoverables	$1,822,323	Fair values are determined in the same manner as future policy benefits

Liabilities:
Future policy benefits	$1,886,648	Discounted cash flow	Lapse rate	0% - 14%
			NPR spread	0.24% - 1.82%
			Utilization rate	70% - 94%
			Withdrawal rate	85% - 100%
			Mortality rate (1)	0% - 13%
			Equity Volatility curve	19% - 34%

(1)	Range reflects the mortality rate for the vast majority of business with living benefits, with policyholders ranging from 35 to 90 years old. While the majority of living benefits have a minimum age requirement, certain benefits do not have an age restriction. This results in contractholders for certain benefits with mortality rates approaching 0%.

Sensitivity to Changes in Unobservable Inputs—The following is a general description of sensitivities of significant unobservable inputs and their impact on the fair value measurement, for the assets and liabilities reflected in the table above.

Corporate Securities—Internally priced corporate securities classified in Level 3 include certain below investment grade watchlist and distressed fixed maturity securities. For securities where discounted cash flows are used, the primary unobservable input is an internally developed discount rate. Significant increases (decreases) in the discount rate would result in a significantly lower (higher) fair value measurement. In isolation, an increase (decrease) in the value of these inputs would result in a higher (lower) fair value measurement.

Reinsurance Recoverables—Reinsurance recoverables carried at fair value include the reinsurance of our living benefit guarantees on certain of our variable annuities. These guarantees are accounted for as embedded derivatives and are described below in “Future Policy Benefits.” The reinsurance agreements covering these guarantees are derivatives with fair value determined in the same manner as the embedded derivative guarantee.

Future Policy Benefits—Future policy benefits classified as Level 3 are calculated using internally-developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. As described above, the significant unobservable inputs to the valuation models for the embedded derivatives associated with the optional living benefit features of the Company’s variable annuity products include various assumptions that are actuarially determined, including lapse rates, benefit utilization rates, withdrawal rates and mortality rates as well as volatility assumptions and assumptions used to reflect NPR.

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

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

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

The Company’s withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. Larger differences in the withdrawal rate assumption compared to the contractual guaranteed income withdrawal percentage, either positive or negative, will generally result in a decrease in the fair value of the liability. Prior to the exhaustion of the contractholder’s total account value the Company assumes contractholders will withdraw a certain percentage of the maximum allowable amount under the contract and will withdraw the maximum once the contractholder account value is completely exhausted.

Based on historical experience the Company applies a set of age specific mortality rate adjustments compared to standard industry tables. For newly issued contracts, lower mortality rates are assumed in early durations. A mortality improvement assumption is also incorporated into the overall mortality table. Since the variable annuity living benefits generally provide for a minimum withdrawal benefit for life, increases in mortality rates will decrease the fair value of the liability, with the reverse being true with decreases in mortality rates.

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

Transfers between Levels 1 and 2—During the three months ended September 30, 2012, $7.0 million of preferred stock was transferred from Level 1 to Level 2. Additionally, during the nine months ended September 30, 2012, $3.2 million of equity securities, available for sale, transferred from Level 1 to Level 2. The assets that transferred were mutual funds that were priced on a net asset value. These transfers were the result of an ongoing monitoring assessment of pricing inputs to ensure appropriateness of the level classification in the fair value hierarchy. There were no transfers between Levels 1 and 2 for the three and nine months ended September 30, 2011.

Changes in Level 3 assets and liabilities—The following tables provide summaries of the changes in fair values of Level 3 assets and liabilities as of the dates indicated, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at the end of their respective periods.

	Three Months Ended September 30, 2012
	Fixed Maturities Available- For-Sale - Corporate Securities	Fixed Maturities Available- For-Sale - Asset Backed Securities	Trading Account Assets- Equity Securities	Other Long- Term Investments	Reinsurance Recoverables
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$92,461	$51,766	$197	$305	$1,761,274
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	1,567	—	—	(646)	4,037
Asset management fees and other income	—	—	(2)	10	—
Included in other comprehensive income (loss)	2,143	10	—	—	—
Net investment income	1,120	151	—	—	—
Purchases	—	7,992	—	2,089	57,012
Sales	—	—	—	—	—
Issuances	—	—	—	—	—
Settlements	(1,901)	(2,216)	—	(1)	—
Transfers into Level 3 (1)	—	—	—	—	—
Transfers out of Level 3 (1)	—	—	—	—	—

Fair Value, end of period assets/(liabilities)	$95,390	$57,703	$195	$1,757	$1,822,323

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$—	$—	$—	$—	$16,488
Asset management fees and other income	$—	$—	$(2)	$10	$—
Interest credited to policyholder account	$—	$—	$—	$—	$—

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

	Three Months Ended September 30, 2012
	Future Policy Benefits
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$(1,795,715)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(31,202)
Purchases	—
Sales	—
Issuances	(59,731)
Settlements	—
Transfers into Level 3 (1)	—
Transfers out of Level 3 (1)	—

Fair Value, end of period assets/(liabilities)	$(1,886,648)

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$(43,763)
Interest credited to policyholders’ account balances	$—

	Nine Months Ended September 30, 2012
	Fixed Maturities, Available-For- Sale - Corporate Securities	Fixed Maturities, Available- For Sale - Asset Backed Securities	Trading Account Assets - Equity Securities	Other Long- Term Investments	Reinsurance Recoverables
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$89,658	$48,563	$203	$1,213	$1,747,757
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	1,576	—	—	(1,623)	(93,818)
Asset management fees and other income	—	—	(8)	12	—
Included in other comprehensive income (loss)	2,883	963	—	—	—
Net investment income	3,497	502	—	—	—
Purchases	5,400	15,492	—	2,149	168,384
Sales	(29)	—	—	—	—
Issuances	—	—	—	—	—
Settlements	(7,896)	(7,817)	—	6	—
Transfers into Level 3 (1)	11,992	—	—	—	—
Transfers out of Level 3 (1)	(11,691)	—	—	—	—

Fair Value, end of period assets/(liabilities)	$95,390	$57,703	$195	$1,757	$1,822,323

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$—	$—	$—	$—	$(55,459)
Asset management fees and other income	$—	$—	$(8)	$12	$—
Interest credited to policyholder account balances	$—	$—	$—	$—	$—

	Nine Months Ended September 30, 2012
	Future Policy Benefits
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$(1,783,595)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	73,429
Asset management fees and other income	—
Interest credited to policyholder account balances	—
Included in other comprehensive income (loss)	—
Net investment income	—
Issuances	(176,482)
Settlements	—
Transfers into Level 3 (1)	—
Transfers out of Level 3 (1)	—

Fair Value, end of period assets/(liabilities)	$(1,886,648)

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$34,583
Asset management fees and other income	$—
Interest credited to policyholder account balances	$—

	Three Months Ended September 30, 2011
	Fixed Maturities Available-For- Sale - Corporate Securities	Fixed Maturities Available-For- Sale - Asset Backed Securities	Equity Securities - Available-For Sale	Other Long- Term Investments	Reinsurance Recoverable	Trading Account Assets - Equity Securities
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$93,700	$53,890	$230	$186	$118,635	$—
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	—	—	65	1,665,947	—
Included in other comprehensive income (loss)	4,794	(834)	—	(56)	—	1
Net investment income	1,157	92	—	—	—	—
Purchases	450	—	—	219	53,547	—
Sales	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Settlements	(749)	(1,433)	—	—	—	—
Transfers into Level 3 (1)	19,600	—	—	—	—	—
Transfers out of Level 3 (1)	(8,129)	—	—	—	—	—
Other (3)	—	—	(230)	—	—	230

Fair Value, end of period assets/(liabilities)	$110,823	$51,715	$—	$414	$1,838,129	$231

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$—	$—	$—	$64	$1,667,836	$—
Asset management fees and other income	$—	$—	$—	$(27)	$—	$2
Interest credited to policyholder account	$—	$—	$—	—	—	—

	Three Months Ended September 30, 2011
	Future Policy Benefits
	(in thousands)

Fair Value, beginning of period assets/(liabilities)	$(95,603)

Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(1,722,775)
Purchases	—
Sales	—
Issuances	(56,149)
Settlements	—
Transfers into Level 3 (1)	—
Transfers out of Level 3 (1)	—

Fair Value, end of period assets/(liabilities)	$(1,874,527)

Unrealized gains (losses) for the period relating to Level 3 assets that were still held at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$(1,724,423)
Interest credited to policyholders’ account balances	$—

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

	Nine Months Ended September 30, 2011
	Fixed Maturities Available-For- Sale - Corporate Securities	Fixed Maturities Available-For- Sale - Asset Backed Securities	Equity Securities - Available-For- Sale	Other Long-Term Investments	Reinsurance Recoverable	Trading Account Assets- Equity Securities
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$74,255	$53,857	$—	$—	$186,735	$—
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	35	—	—	251	1,491,815	—
Asset management fees and other income	—	—	—	(56)	—	—
Included in other comprehensive income (loss)	5,334	297	—	—	—	1
Net investment income	3,394	333	—	—	—	—
Purchases	8,703	—	—	219	159,579	—
Sales	—	—	(746)	—	—	—
Issuances	—	—	—	—	—	—
Settlements	(2,392)	(2,772)	—	—	—	—
Transfers into Level 3 (1)	51,134	—	976	—	—	—
Transfers out of Level 3 (1)	(29,640)	—	—	—	—	—
Other (3)	—	—	(230)	—	—	230

Fair Value, end of period assets/(liabilities)	$110,823	$51,715	$—	$414	$1,838,129	$231

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$—	$—	$—	$226	$1,498,922	$—
Asset management fees and other income	$—	$—	$—	$(56)	$—	$2

	Nine Months Ended September 30, 2011
	Future Policy Benefits
	(in thousands)

Fair Value, beginning of period assets/(liabilities)	$(164,283)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(1,543,017)
Purchases	—
Sales	—
Issuances	(167,227)
Settlements	—
Transfers into Level 3 (1)	—
Transfers out of Level 3 (1)	—

Fair Value, end of period assets/(liabilities)	$(1,874,527)

Unrealized gains (losses) for the period relating to Level 3 assets that were still held at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$(1,549,569)
Interest credited to policyholders’ account balances	$—

(1)	Transfers into or out of level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(2)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(3)	Other primarily represents reclasses of certain assets between reporting categories.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

Transfers—Transfers into Level 3 are generally the result of unobservable inputs utilized within valuation methodologies and the use of broker quotes (that cannot be validated) for which information from third party pricing services (that can be validated) was previously utilized. Transfers out of Level 3 are generally due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company is able to validate. Other significant transfers into and out of Level 3 are discussed below:

For the nine months ended September 30, 2011, the majority of the Equity Securities Available for Sale transfers into Level 3 were due to the determination that the pricing inputs for perpetual preferred stocks provided by third party pricing services were primarily based on indicative broker quotes which could not always be verified against directly observable market information. Perpetual preferred stocks were included in Equity Securities Available for Sale and subsequently transferred to Trading Account Assets.

Fair Value of Financial Instruments

The table below presents the carrying amount and fair value by fair value hierarchy level of certain financial instruments that are not reported at fair value. However, in some cases, as described below, the carrying amount equals or approximates fair value.

	September 30, 2012					December 31, 2011
	Fair Value				Carrying Amount (1)	Fair Value	Carrying Amount
	Level 1	Level 2	Level 3	Total	Total	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$—	$—	$511,077	$511,077	$461,186	$490,151	$449,359
Policy loans	—	—	12,065	12,065	12,065	14,316	14,316
Cash	438	—	—	438	438	749	749
Accrued investment income	—	52,574	—	52,574	52,574	59,033	59,033
Other assets	—	13,352	—	13,352	13,352	12,237	12,237

Total assets	$438	$65,926	$523,142	$589,506	$539,615	$576,486	$535,694

Liabilities:
Policyholders’ Account Balances - Investment contracts	$—	$—	$74,331	$74,331	$71,895	$66,659	$66,176
Cash collateral for loaned securities	—	48,371	—	48,371	48,371	125,884	125,884
Short-term debt	—	83,502	—	83,502	83,502	27,803	27,803
Long-term debt	—	642,557	—	642,557	600,000	627,415	600,000
Other liabilities	—	137,693	—	137,693	137,693	169,139	169,139
Separate account liabilities - investment contracts	—	1,030	—	1,030	1,030	1,192	1,192

Total liabilities	$—	$913,153	$74,331	$987,484	$942,491	$1,018,092	$990,194

(1)	Carrying values presented herein differ from those in the Company’s Unaudited Interim Statement of Financial Position because certain items within the respective financial statement captions are not considered financial instruments or out of scope under authoritative guidance relating to disclosures of the fair value of financial instruments. Financial statement captions excluded from the above table are not considered financial instruments.

The fair values presented above for those financial instruments have been determined by using available market information and by applying market valuation methodologies, as described in more detail below.

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

Policy Loans

Policy Loans carrying value approximates fair value.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

Cash, Accrued Investment Income and Other Assets

The Company believes that due to the short-term nature of certain assets, the carrying value approximates fair value. These assets include: cash, accrued investment income, and other assets that meet the definition of financial instruments, including receivables such as unsettled trades, accounts receivable. The Company believes that carrying value approximates fair value due to the short term until settlement of most of these assets.

Policyholders’ Account Balances—Investment Contracts

Only the portion of policyholders’ account balances related to products that are investment contracts (those without significant mortality or morbidity risk) are reflected in the table above. For payout annuities and other similar contracts without life contingencies, fair values are derived using discounted projected cash flows based on interest rates that are representative of the Company’s financial strength ratings, and hence reflect the Company’s own non-performance risk. For those balances that can be withdrawn by the customer at any time without prior notice or penalty, the fair value is the amount estimated to be payable to the customer as of the reporting date, which is generally the carrying value.

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

Separate Account Liabilities—Investment Contracts

Only the portion of separate account liabilities related to products that are investments contracts are reflected in the table above. Separate account liabilities are recorded at the amount credited to the contractholder, which equals the change in fair value of the corresponding separate account assets including contractholder deposit less withdrawals and fees. Therefore, carrying value approximates fair value.

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

The fair value of the living benefit feature embedded derivatives included in “Future policy benefits” was a liability of $1,887 million and $1,784 million as of September 30, 2012 and December 31, 2011, respectively. The fair value of the embedded derivatives related to the reinsurance of certain of these benefits to Pruco Re and Prudential Insurance included in “Reinsurance recoverables” was an asset of $1,823 million and $1,748 million as of September 30, 2012 and December 31, 2011, respectively.

The table below provides a summary of the gross notional amount and fair value of derivatives contracts, excluding embedded derivatives which are recorded with the associated host, by the primary underlying. Many derivative instruments contain multiple underlyings.

	September 30, 2012			December 31, 2011
	Notional	Fair Value		Notional	Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	(in thousands)
Qualifying Hedges
Currency/Interest Rate
Currency/Interest Rate	$63,165	$947	$(2,417)	$47,702	$867	$(1,796)

Total Qualifying Hedges	$63,165	$947	$(2,417)	$47,702	$867	$(1,796)

Non-qualifying Hedges
Interest Rate
Non Currency Swaps	$2,132,950	$172,636	$(13,660)	$1,752,950	$162,428	$(8,546)
Currency/Interest Rate
Foreign Currency Swaps	55,861	2,951	(4,321)	62,280	2,852	(4,975)
Credit
Credit Default Swaps	345,050	805	(1,650)	399,050	1,737	(2,165)
Equity
Equity Non Currency	169,085	1,069	(2,584)	199,446	1,067	(4,838)
Equity Options	9,564,450	18,782	(7,571)	2,798,732	23,161	(17,692)

Total Non-Qualifying Hedges	$12,267,396	$196,243	$(29,786)	$5,212,458	$191,245	$(38,216)

Total Derivatives (1)	$12,330,561	$197,190	$(32,203)	$5,260,160	$192,112	$(40,012)

(1)	Excludes embedded derivatives which contain multiple underlyings. The fair value of these embedded derivatives was a liability of $1,887 million as of September 30, 2012 and a liability of $1,787 million as of December 31, 2011 included in “Future policy benefits” and “Fixed maturities, available-for-sale.”

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

The following tables provide the financial statement classification and impact of derivatives used in qualifying and non-qualifying hedge relationships, excluding the offset of the hedged item in an effective hedge relationship:

	Three Months Ended September 30, 2012
	Realized Investment Gains/(Losses)	Net Investment Income	Other Income	Accumulated Other Comprehensive Income (1)
	(in thousands)
Qualifying hedges
Cash flow hedges
Currency/Interest Rate	$—	$(33)	$(4)	$(1,556)

Total qualifying hedges	—	(33)	(4)	(1,556)

Non-qualifying hedges
Interest Rate	(2,942)	—	—	—
Currency/Interest Rate	(1,446)	—	(7)	—
Credit	(53)	—	—	—
Equity	(21,383)	—	—	—
Embedded Derivatives	(37,089)	—	—	—

Total non-qualifying hedges	(62,913)	—	(7)	—

Total	$(62,913)	$(33)	$(11)	$(1,556)

(1)	Amounts deferred in accumulated other comprehensive income (loss).

	Nine Months Ended September 30, 2012
	Realized Investment Gains/(Losses)	Net Investment Income	Other Income	Accumulated Other Comprehensive Income (1)
	(in thousands)
Qualifying hedges
Cash flow hedges
Currency/Interest Rate	$—	$(107)	$30	$(494)

Total cash flow hedges	—	(107)	30	(494)

Non-qualifying hedges
Interest Rate	22,912	—	—	—
Currency/Interest Rate	(296)	—	20	—
Credit	140	—	—	—
Equity	(48,576)	—	—	—
Embedded Derivatives	(51,769)	—	—	—

Total non-qualifying hedges	(77,589)	—	20	—

Total	$(77,589)	$(107)	$50	$(494)

(1)	Amounts deferred in accumulated other comprehensive income (loss).

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

	Three Months Ended September 30, 2011
	Realized Investment Gains/(Losses)	Net Investment Income	Other Income	Accumulated Other Comprehensive Income (1)
	(in thousands)
Qualifying hedges
Cash flow hedges
Currency/Interest Rate	$—	$(31)	$23	$2,860

Total qualifying hedges	—	(31)	23	2,860

Non-qualifying hedges
Interest Rate	88,278	—	—	—
Currency/Interest Rate	5,251	—	—	—
Credit	544	—	—	—
Equity	22,293	—	—	—
Embedded Derivatives	(69,635)	—	—	—

Total non-qualifying hedges	46,731	—	—	—

Total	$46,731	$(31)	$23	$2,860

(1)	Amounts deferred in accumulated other comprehensive income (loss).

	Nine Months Ended September 30, 2011
	Realized Investment Gains/(Losses)	Net Investment Income	Other Income	Accumulated Other Comprehensive Income (1)
	(in thousands)
Qualifying hedges
Cash flow hedges
Currency/Interest Rate	$—	$(70)	$(28)	$1,122

Total cash flow hedges	—	(70)	(28)	1,122

Non-qualifying hedges
Interest Rate	103,706	—	—	—
Currency/Interest Rate	2,456	—	—	—
Credit	1,155	—	—	—
Equity	8,377	—	—	—
Embedded Derivatives	(91,243)	—	—	—

Total non-qualifying hedges	24,451	—	—	—

Total	$24,451	$(70)	$(28)	$1,122

(1)	Amounts deferred in accumulated other comprehensive income (loss).

For the three and nine months ended September 30, 2012 the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations and there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

Presented below is a rollforward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in thousands)

Balance, December 31, 2011	$(962)
Net deferred gains (losses) on cash flow hedges from January 1 to September 30, 2012	(568)
Amount reclassified into current period earnings	77

Balance, September 30, 2012	$(1,453)

As of September 30, 2012, the Company did not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 14 years. Income amounts deferred in “Accumulated other comprehensive income (loss)” as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” in the Unaudited Interim Statements of Equity.

Credit Derivatives Written

The following table sets forth the composition of the Company’s credit derivatives where it has written credit protection, excluding embedded derivatives contained in externally-managed investments in European markets, by industry category as of the dates indicated.

	September 30, 2012		December 31, 2011
Industry	Notional	Fair Value	Notional	Fair Value
	(in thousands)
Corporate Securities:
Basic Industry	$40,000	$132	$40,000	$248
Capital Goods	90,000	220	90,000	315
Consumer Cyclical	20,000	56	20,000	120
Consumer Non-cyclical	120,000	284	120,000	655
Energy	20,000	58	20,000	101
Finance	—	—	54,000	95
Transportation	25,000	55	25,000	106

Total Credit Derivatives	$315,000	$805	$369,000	$1,640

The Company writes credit derivatives under which the Company is obligated to pay a related party counterparty the referenced amount of the contract and receive in return the defaulted security or similar security. The Company’s maximum amount at risk under these credit derivatives, assuming the value of the underlying referenced securities become worthless, is $315 million and $369 million notional of credit default swap (“CDS”) selling protection with an associated fair value of $1 million and $2 million, at September 30, 2012 and December 31, 2011, respectively. These credit derivatives generally have maturities of less than 1 year. At September 30, 2012 and December 31, 2011, the underlying credits had NAIC designation ratings of 1 and 2.

The Company holds certain externally-managed investments in the European market which contain embedded derivatives whose fair value are primarily driven by changes in credit spreads. These investments are medium term notes that are collateralized by investment portfolios primarily consisting of investment grade European fixed income securities, including corporate bonds and asset-backed securities, and derivatives, as well as varying degrees of leverage. The notes have a stated coupon and provide a return based on the performance of the underlying portfolios and the level of leverage. The Company invests in these notes to earn a coupon through maturity, consistent with its investment purpose for other debt securities. The notes are accounted for under U.S. GAAP as available-for-sale fixed maturity securities with bifurcated embedded derivatives (total return swaps). Changes in the value of the fixed maturity securities are reported in Equity under the heading “Accumulated other comprehensive income (loss)” and changes in the market value of the embedded total return swaps are included in current period earnings in “Realized investment gains (losses), net.” The Company’s maximum exposure to loss from these interests was $0 million and $7 million at September 30, 2012 and December 31, 2011, respectively. The fair value of the embedded derivatives included in “Fixed maturities, available-for-sale” was a liability of $0 million and $3 million at September 30, 2012 and December 31, 2011, respectively.

In addition to writing credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of September 30, 2012 and December 31, 2011, the Company had $30 million of outstanding notional amounts, respectively reported at fair value as a liability of $2 million, respectively.

Counterparty Credit Risk

The Company is exposed to credit-related losses in the event of non-performance by counterparties to financial derivative transactions. Generally, the credit exposure of the Company’s OTC derivative transactions is represented by the contracts with a positive fair value (market value) at the reporting date after taking into consideration the existence of netting agreements.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

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

Commitments

The Company had made commitments to fund $16.1 million of commercial loans as of September 30, 2012. The Company also made commitments to purchase or fund investments, mostly private fixed maturities, of $7.5 million as of September 30, 2012.

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

Litigation and Regulatory Matters

The Company is subject to legal and regulatory actions in the ordinary course of its businesses. Pending legal and regulatory actions include proceedings relating to aspects of the Company’s businesses and operations that are specific to it and proceedings that are typical of the businesses in which it operates, including in both cases businesses that have been either divested or placed in wind-down status. Some of these proceedings have been brought on behalf of various alleged classes of complainants. In certain of these matters, the plaintiffs are seeking large and/or indeterminate amounts, including punitive or exemplary damages. The outcome of litigation or a regulatory matter, and the amount or range of potential loss at any particular time, is often inherently uncertain.

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed, including matters discussed below. The Company estimates that as of September 30, 2012, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is $0 to approximately $6 million. The estimate is not an indication of expected loss, if any, or the Company’s maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

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

In January 2012, a qui tam action on behalf of the State of Illinois, Total Asset Recovery Services v. Met Life Inc, et al., Prudential Financial, Inc., The Prudential Insurance Company of America, and Prudential Holdings, LLC, filed in the Circuit Court of Cook County, Illinois, was served on the Company. The complaint alleges that the Company failed to escheat life insurance proceeds to the State of Illinois in violation of the Illinois False Claims Whistleblower Reward and Protection Act and seeks injunctive relief, compensatory damages, civil penalties, treble damages, prejudgment interest, attorneys’ fees and costs. In April, 2012, the Company filed a motion to dismiss the complaint. In September 2012, the complaint was withdrawn without prejudice.

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

The Company is charged for its share of employee benefits expenses. These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Some of these benefits are based on earnings and length of service. Other benefits are based on an account balance, which takes into consideration age, service and earnings during career. The Company’s share of net expense for the pension plans was $0.8 million for the three months ended September 30, 2012 and 2011, and $2 million for the nine months ended September 30, 2012 and 2011.

Prudential Insurance sponsors voluntary savings plans for the Company’s employees (“401(k) plans”). The 401(k) plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The expense charged to the Company for the matching contribution to the 401(k) plans was $0.3 million and $0.4 million for the three months ended September 30, 2012 and 2011, respectively and $1 million for the nine months ended September 30, 2012 and 2011.

Debt Agreements

Short-term and Long-term Debt

The Company is authorized to borrow funds up to $2 billion from Prudential Financial and its affiliates to meet its capital and other funding needs. The Company had $84 million and $28 million of short-term debt outstanding with Prudential Funding, LLC as of September 30, 2012 and December 31, 2011, respectively. Total interest expense on short-term affiliated debt to the Company was $91 thousand and $35 thousand for the three months ended September 30, 2012 and 2011, respectively and $249 thousand and $199 thousand for the nine months ended September 30, 2012 and 2011, respectively.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

The Company had long-term debt of $600 million outstanding with Prudential Financial as of September 30, 2012 and December 31, 2011. This loan has a fixed interest rate of 4.49% and matures on December 29, 2014. At September 30, 2011 the Company had a $175 million loan from Prudential Financial. This loan had an interest rate of 5.18%. The balance of this loan was paid off on December 14, 2011. Total interest expense on affiliated long-term debt was $7 million and $9 million for the three months ended September 30, 2012 and 2011, respectively and $20 million and $27 million for the nine months ended September 30, 2012 and 2011, respectively.

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

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

The following table provides information relating to fees ceded under these agreements which are included in “Realized investment gains (losses), net” on the Unaudited Interim Statement of Operations and Comprehensive Income for the dates indicated:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
	(in thousands)
Pruco Reinsurance
Effective August 24, 2009
Highest Daily Lifetime 6 Plus (“HD6 Plus”)	$12,436	$11,759	$36,885	$35,160
Spousal Highest Daily Lifetime 6 Plus (“SHD6”)	5,368	5,060	15,948	15,025
Effective June 30, 2009
Highest Daily Lifetime 7 Plus (“HD7 Plus”)	13,259	12,577	39,228	37,521
Spousal Highest Daily Lifetime 7 Plus (“SHD7 Plus”)	7,023	6,599	20,717	19,661
Effective March 17, 2008
Highest Daily Lifetime 7 (“HD7”)	7,427	7,337	22,206	21,961
Spousal Highest Daily Lifetime 7 (“SHD7”)	2,276	2,257	6,812	6,722
Guaranteed Return Option Plus (“GRO Plus” & “GRO Plus II”) (1)	2,130	2,261	6,446	6,596
Highest Daily Guaranteed Return Option (“HD GRO”) (1)	824	850	2,503	2,591
Highest Daily Guaranteed Return Option (“HD GRO II”) (1)	840	837	2,530	2,468
Effective Since 2006
Highest Daily Lifetime Five (“HDLT5”)	3,284	3,441	9,951	10,574
Spousal Lifetime Five (“SLT5”)	2,638	2,688	7,959	8,427
Effective Since 2005
Lifetime Five (“LT5”) (2)	8,580	8,817	25,992	27,865
Guaranteed Return Option (“GRO”)	514	909	1,621	3,362

Total Fees Ceded to Pruco Reinsurance	$66,599	$65,392	$198,798	$197,933

Prudential Insurance
Effective Since 2004
Guaranteed Minimum Withdrawal Benefit (“GMWB”)	348	442	1,097	1,499

Total Fees Ceded to Prudential Insurance	$348	$442	$1,097	$1,499

Total Fees Ceded	$66,947	$65,834	$199,895	$199,432

(1)	GRO Plus and HD GRO were amended effective January 1, 2010 to include an amended version of the GRO Plus and HD GRO benefit features (GRO Plus II and HD GRO II).
(2)	Effective August 1, 2007, the Company amended this coinsurance agreement to include the reinsurance of business sold prior to May 6, 2005 that was previously reinsured to Prudential Insurance.

The Company’s reinsurance recoverables related to the above product reinsurance agreements were $1,823 million and $1,748 million as of September 30, 2012 and December 31, 2011, respectively. Realized gains (losses) ceded related to the mark-to-market on the reinsurance recoverables were ($6) million and $1,654 million for the three months ended September 30, 2012 and 2011, respectively; and $125 million and ($1,460) million for the nine months of September 30, 2012 and 2011, respectively. Changes in realized gains and losses ceded for the 2012 and 2011 periods were primarily due to changes in market conditions. The underlying asset is reflected in “Reinsurance recoverables” in the Company’s Unaudited Interim Statements of Financial Position.

Affiliated Asset Administration Fee Income

In accordance with an agreement with AST Investment Services, Inc., formerly known as American Skandia Investment Services, Inc, the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust, formerly known as American Skandia Trust. Income received from AST Investment Services, Inc. related to this agreement was $56 million and $59 million, for the three months ended September 30, 2012 and 2011, respectively and $169 million and $189 million for the nine months ended September 30, 2012 and 2011, respectively. These revenues are recorded as “Asset administration fees and other income” in the Unaudited Interim Statements of Operations and Comprehensive Income.

Derivative Trades

In its ordinary course of business, the Company enters into OTC derivative contracts with an affiliate, PGF. For these OTC derivative contracts, PGF has a substantially equal and offsetting position with an external counterparty.

Purchase/sale of fixed maturities and commercial mortgage loans from/to an affiliate

During the second and fourth quarters of 2011, the Company sold fixed maturity securities to an affiliated company in various transactions. These securities had an amortized cost of $143 million and a fair value of $151 million. The net difference between historic amortized cost and the fair value was $8 million and was recorded as a realized investment gain on the Company’s Unaudited Interim Statement of Operations and Comprehensive Income. During the second quarter of 2011 the Company also sold commercial mortgage loans to an affiliated company. These loans had an amortized cost of $49 million and a fair value of $54 million. The net difference between historic amortized cost and the fair value was $5 million and was recorded as a realized gain on the Company’s Unaudited Interim Statement of Operations and Comprehensive Income.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

During first quarter of 2012, the Company sold fixed maturity securities to Prudential Financial. These securities had an amortized cost of $123 million and a fair value of $141 million. The net difference between historic amortized cost and the fair value was accounted for as an increase of $11 million to additional paid-in capital, net of taxes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Prudential Annuities Life Assurance Corporation meets the conditions set forth in General Instruction H(1)(a) and (b) on Form 10-Q and is therefore filing this form with the reduced disclosure format.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Prudential Annuities Life Assurance Corporation (“PALAC” or the “Company”), formerly known as American Skandia Life Assurance Corporation, as of September 30, 2012 compared with December 31, 2011, and its results of operations for the three and nine months ended September 30, 2012 and 2011. You should read the following analysis of our financial condition and results of operations in conjunction with the audited Financial Statements, and the “Risk Factors” section included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, the statements under “Forward Looking Statements”, and the Unaudited Interim Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Beginning in March 2010, the Company ceased offering its existing variable and fixed annuity products (and where offered, the companion market value adjustment option) to new investors upon the launch of a new product line in each of Pruco Life Insurance Company and Pruco Life Insurance Company of New Jersey (which are affiliates of the Company within the Prudential Annuities business unit of Prudential Financial, Inc. (“Prudential Financial”)). However, subject to applicable contractual provisions and administrative rules, the Company continues to accept certain subsequent purchase payments on inforce contracts under existing annuity products. Effective in September of 2012, the Company announced the suspension of additional customer deposits for variable annuities with certain older optional living benefit riders.

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

The primary risk exposures of our variable annuity contracts relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including equity market returns, interest rates, market volatility, timing of annuitization and withdrawals, contract lapses and contractholder mortality. The return we realize from our variable annuity contracts will vary based on the extent of the differences between our actual experience and the assumptions used in the original pricing of these products. As part of our risk management strategy we hedge or limit our exposure to certain of these risks primarily through a combination of product design elements, such as an asset transfer feature, externally purchased hedging instruments and affiliated reinsurance arrangements with Pruco Re and Prudential Insurance. Our returns can also vary by contract based on our risk management strategy, including the impact of any capital markets movements that we may hedge in the affiliate, the impact on that portion of our variable annuity contracts with the asset transfer feature, the impact of risks we have deemed suitable to retain and the impact of risks that are not able to be hedged.

As of September 30, 2012 approximately $40.0 billion or 82% of total variable annuity account values contain a living benefit feature, compared to approximately $38.6 billion or 81% as of December 31, 2011. As of September 30, 2012 approximately $32.0 billion or 80% of variable annuity account values with living benefit features included an asset transfer feature in the product design, compared to approximately $30.6 billion or 79% as of December 31, 2011. The asset transfer feature, included in the design of certain optional living benefits, transfers assets between certain variable investments selected by the annuity contractholder and, depending on the benefit feature, a fixed rate account in the general account or a bond portfolio within a separate account. The asset transfer feature associated with the most recently sold products transfers assets between certain variable investments selected by the annuity contractholder and a designated bond portfolio within the separate account. The transfers are based on the static mathematical formula used with the particular optional benefit which considers a number of factors, including the impact of investment performance on the contractholder’s total account value. In general, negative investment performance may result in transfers to either a fixed rate account in the general account or a bond portfolio within the separate account, and positive investment performance may result in transfers to contractholder-selected variable investments. Overall, the asset transfer feature helps to mitigate our exposure to equity market risk and market volatility. Other product design elements we utilize for certain products to manage these risks include asset allocation restrictions and minimum issuance age requirements.

As mentioned above, in addition to our asset transfer feature, we also manage certain risks associated with our variable annuity products through hedging programs and affiliated reinsurance agreements. Primarily in the reinsurance affiliate, derivatives are purchased that replicate the net change in a hedging target, discussed further below. The hedging program uses a range of exchange-traded and over the counter equity and interest rate derivatives. The instruments include, but are not limited to: interest rate swaps, swaptions, floors and caps as well as equity options, total return swaps and equity futures to hedge certain capital market risks present in the hedge target. In addition to mitigating risk and income statement volatility, the hedging program is also focused on a long-term goal of accumulating assets that could be used to pay claims under these benefits irrespective of market path, recognizing that, under the terms of the contracts, payment of such claims are not expected to begin until some point in the future.

Under U.S. GAAP the liability for the optional living benefit features is accounted for as an embedded derivative and recorded at fair value. The fair value is calculated as the present value of future expected benefit payments to customers less the present value of assessed rider fees attributable to the feature using option pricing techniques. See Note 4 to the Unaudited Interim Consolidated Financial Statements for additional information regarding the methodology and assumptions used in calculating the fair value under U.S. GAAP.

As noted above, the hedge program, primarily in the reinsurance affiliate, utilizes a hedge target that is grounded in a U.S. GAAP/capital markets valuation framework, with three notable modifications.

•	The impact of the market’s perception of non-performance risk (“NPR”) is excluded to maximize protection against the entire projected claim irrespective of the possibility of our own default.

•

A credit spread is added to the risk-free rate of return assumption used under U.S. GAAP to estimate future growth of bond investments in the customer separate account funds to better replicate the projected returns within those funds.

•

The equity volatility assumption is adjusted to remove certain risk margins required under U.S. GAAP valuation which are used in the projection of customer account values, as we believe the impact driven by these margins can be temporary and does not reflect the true economic value.

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

In the first quarter of 2012, we revised the treatment of the results of the living benefits hedging program in our best estimate of total gross profits used to calculate the amortization of deferred policy acquisition costs (“DAC”) and deferred sales inducements (“DSI”) associated with certain of our variable annuity contracts. In 2011, we included the difference between the change in the fair value of hedge positions and the change in the value of the hedge target liability, primarily in the reinsurance affiliate, in our best estimate of gross profits used to determine amortization rates only to the extent this net amount was determined by management to be other-than-temporary. Beginning with the first quarter of 2012, we are including these impacts in our best estimate of total gross profits used for determining amortization rates each quarter without regard to the permanence of the changes.

Additionally, in the third quarter of each year, we perform an annual comprehensive review and update of the assumptions used in estimating gross profits for future periods. The near-term future rate of return assumptions used in evaluating DAC and DSI for our domestic variable annuity and variable life insurance products are derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider the actual historical economic returns over a period of time and initially adjust future projected returns over the next four years (the “near-term”) so that the assets are projected to grow at the long-term expected rate of return for the entire period. If the near-term projected future rate of return is greater than our near-term maximum future rate of return, we use our maximum future rate of return.

As of September 30, 2012, our variable annuities business utilizes distinct rates of return for equity and fixed income investments. Assumptions for this business reflect an 8.0% long-term equity expected rate of return and a near-term mean reversion equity rate of return of 8.5%. As of September 30, 2012, all contract groups within our variable annuities business utilized these rates, as the near-term mean reversion equity rate of return was less than our 13% maximum. Fixed income expected rates of return include a risk free return plus a credit spread and consider the duration and credit profile of the respective bond funds. Fixed income returns reflect a grading from current rates up to long term rates over a ten year period. The weighted average fixed income expected rate of return after the ten year grading period is 5.4%.

The weighted average rate of return assumptions for these businesses consider many factors specific to each business, including asset durations, asset allocations and other factors. We update the near term rates of return and our estimate of total gross profits each quarter to reflect the result of the reversion to the mean approach, which assumes a convergence to the long-term expected rates of return. These market performance related adjustments to our estimate of total gross profits result in cumulative adjustments to prior amortization, reflecting the application of the new required rate of amortization to all prior periods’ gross profits. The new required rate of amortization is also applied prospectively to future gross profits in calculating amortization in future periods.

Additional information regarding the critical accounting estimates listed above may also be found in our Annual Report on Form 10-K for the year ended December 31, 2011, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting Policies & Pronouncements—Application of Critical Accounting Estimates.”

Changes in Financial Position

2012 versus 2011

Total assets increased by $1.5 billion, from $52.3 billion at December 31, 2011 to $53.8 billion at September 30, 2012. Separate account assets increased $2.2 billion primarily driven by market appreciation and the impact of the asset transfer feature which moved customer account values from the general account to the separate account due to favorable markets in 2012. DAC and DSI increased by $162 million and $68 million, respectively, resulting primarily from the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions, as well favorable assumption unlockings. Partially offsetting these increases, total investments decreased by $816 million primarily related to asset sales associated with policyholder liability surrenders and the asset transfer feature which moved customer account values from the general account to the separate account due to favorable markets in 2012.

Total liabilities increased by $1.4 billion, from $51.2 billion at December 31, 2011 to $52.6 billion at September 30, 2012. Separate account liabilities increased by $2.2 billion offsetting the increase in separate accounts assets above. Partially offsetting the above increase was a $919 million decrease in Policyholder’s account balance driven by account value run off due to the discontinuation of new sales and the asset transfer feature which moved customer account values to the separate account due to favorable markets, as discussed above.

Total equity increased by $0.2 billion from $1.0 billion at December 31, 2011 to $1.2 billion at September 30, 2012. The increase in total equity was primarily driven by net income of $445 million, partially offset by a $248 million dividend to our ultimate parent, Prudential Financial, Inc. (“Prudential Financial”).

Results of Operations

2012 versus 2011 Three Month Comparison

Net Income

Net income increased $750 million from a loss of $440 million for the third quarter of 2011 to income of $310 million for the third quarter of 2012. The increase was driven by a $1,132 million increase in income from operations before income taxes, as discussed below, partially offset by a $382 million increase in income tax expense.

The increase in income from operations before taxes was primarily driven by lower amortization of DAC and DSI primarily related to the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions, as discussed below. Also contributing to the increase was a favorable variance related to adjustments to the amortization of DAC and DSI, and to the reserves for the GMDB and GMIB features of our variable annuity products, primarily driven by the impact to the estimated profitability of the business of quarterly adjustments to reflect current period market performance and experience, as well as the annual review and update of assumptions. Results for both years include the impact of these items which are discussed in more detail below.

Excluding the items discussed above, income from operations before taxes decreased $90 million compared to third quarter of 2011, primarily driven by an unfavorable variance related to differences between the mark-to-market of the non-reinsured portion of the living benefit embedded derivative liability and related hedge positions, primarily due to NPR gains in the prior year quarter driven by Pre-NPR reserve increases resulting from unfavorable markets. Also contributing to the decrease was a decline in fees driven by lower average annuity account values invested in the separate account driven by negative net flows as a result of contractholder surrenders. There are limited offsetting inflows due to the discontinuation of new sales discussed above.

We amortize DAC and other costs over the expected lives of the contracts based on the level and timing of gross profits on the underlying product. In calculating gross profits, we consider mortality, persistency, and other elements as well as rates of return on investments associated with these contracts and include profits and losses related to these contracts that are reported in affiliated legal entities other than the Company as a result of, for example, reinsurance agreements with those affiliated entities. The Company is an indirect subsidiary of Prudential Financial (an SEC registrant) and has extensive transactions and relationships with other subsidiaries of Prudential Financial, including reinsurance agreements, as discussed in Note 7 to the Unaudited Interim Financial Statements. Incorporating all product-related profits and losses in gross profits, including those that are reported in affiliated legal entities, produces a DAC and other costs amortization pattern representative of the total economics of the products.

As mentioned above, included in the favorable variance from lower amortization of DAC and DSI, was $686 million of lower amortization, primarily related to the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions. This impact primarily relates to changes in the valuation of the reinsured living benefit liabilities related to NPR, which we and the reinsurance affiliate believe to be non-economic, and choose not to hedge, as discussed above, and by differences between the change in fair value of the hedge target liability and the change in the fair value of the hedge assets in the reinsurance affiliate.

To reflect the NPR of our affiliates in the valuation of the embedded derivative liabilities, we incorporate an additional spread over LIBOR into the discount rate used in the valuation. The favorable variance from DAC and DSI amortization was driven by NPR losses in the reinsurance affiliate in the third quarter of 2012, which resulted in an amortization benefit compared to NPR gains in the third quarter of 2011 resulting in amortization expense. Negative NPR adjustments in the reinsurance affiliate in 2012 were primarily driven by a tightening of NPR spreads. NPR gains in the reinsurance affiliate in the third quarter of 2011 were driven by a higher base embedded derivative liability before NPR due to significant declines in risk-free interest rates and equity markets.

As shown in the following table, the income from operations for the third quarter 2012 included $340 million of net benefits from adjustments to the amortization of DAC and DSI and the reserves for the GMDB and GMIB features of our variable annuity products compared to $219 million of net charges in the third quarter of 2011.

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
	Amortization of DAC and Other Costs (1)	Reserves for GMDB / GMIB (2)	Total	Amortization of DAC and Other Costs (1)	Reserves for GMDB / GMIB (2)	Total
	(in thousands)
Quarterly market performance adjustment	$13,670	$8,564	$22,234	$(77,849)	$(67,308)	$(145,157)
Annual review/assumption update	122,132	(64,624)	57,508	(28,513)	5,649	(22,864)
Quarterly adjustment for current period experience (3)	260,129	59	260,188	(48,993)	(2,428)	(51,421)

Total	$395,931	$(56,001)	$339,930	$(155,355)	$(64,087)	$(219,442)

(1)	Amounts reflect (charges) or benefits for (increases) or decreases, respectively, in the amortization of deferred policy acquisition, or DAC, and other costs.
(2)	Amounts reflect (charges) or benefits for reserve (increases) or decreases, respectively, related to the guaranteed minimum death and income benefit, or GMDB / GMIB, features of our variable annuity products.
(3)	Represents the impact of differences between actual gross profits for the period and the previously estimated expected gross profits for the period, as well as updates for current and future expected claims costs associated with the GMDB/GMIB features of our variable annuity products.

The $22 million of net benefits and $145 million of net charges in the third quarter of 2012 and 2011, respectively, were primarily driven by the impact of market performance on customer accounts relative to our assumptions. Actual returns were higher than expected in the third quarter of 2012, which drove positive cumulative impacts to both the amortization of DAC and other costs and the reserves for the GMDB and GMIB features of our variable annuity contracts. Actual returns were lower than expected in the third quarter of 2011, which drove negative cumulative impacts for these items.

The $58 million net benefit and $23 million net charge in the third quarter of 2012 and 2011, respectively, relate to our annual review and update of assumptions, and reflect the impact of industry studies and our actual experience. The $58 million net benefit in the third quarter of 2012 was driven by the impacts of updates to our actuarial assumptions and other refinements, partially offset by lowering of economic assumptions, primarily reflecting reductions to our long-term interest and equity rate of return assumptions. The $23 million net charge in the third quarter of 2011 was also driven by the impacts of updates to both economic and actuarial assumptions.

The $260 million of net benefits in the third quarter of 2012 and $51 million of net charges in the third quarter of 2011, shown in the table above, reflect the quarterly adjustments for current period experience and other updates, also referred to as experience true-up adjustments. The favorable variance related to the amortization of DAC and DSI was primarily driven by differences in the change of the fair value of the hedge target liability and the change in the fair value of the hedge assets in the reinsurance affiliate, primarily due to differences in market conditions. For additional information regarding the net hedging impacts that are included in our best estimate of gross profits used to set amortization rates, see “—Accounting Policies & Pronouncements—Application of Critical Accounting Estimates.”

In addition to the current period impacts reflected in the table above, the changes to the estimated profitability of our business will also drive changes in our GMDB and GMIB reserves and the amortization of DAC and DSI in future periods.

For weighted average rate of return assumptions as of September 30, 2012, see “—Accounting Policies & Pronouncements—Application of Critical Accounting Estimates.” For additional information on our policy for amortizing DAC and other costs, and for estimating future expected claims costs associated with the GMDB and GMIB features of our variable annuity products, see our Annual Report on Form 10-K for the year ended December 31, 2011, under “—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting Policies & Pronouncements—Application of Critical Accounting Estimates.”

Revenues

Revenues decreased $134 million, from $414 million for the third quarter of 2011 to $280 million for the third quarter of 2012.

Realized investment gains/losses, net, decreased by $117 million from a gain of $56 million for third quarter of 2011 to a loss of $61 million for the third quarter of 2012. This decrease was primarily driven by an unfavorable variance in the mark-to-market related to the embedded derivatives associated with our non-reinsured living benefit features and related hedges, as discussed above.

Policy charges and fee income and asset management fees and other income decreased by $14 million from $278 million for the third quarter of 2011 to $264 million for the third quarter of 2012. The decrease was primarily driven by a lower fees and asset management income due to lower average variable annuity asset balances in the third quarter of 2012 invested in the separate accounts due to negative net flows as a result of contractholder surrenders. There are limited offsetting inflows due to the discontinuation of new sales.

Benefits and Expenses

Benefits and expenses decreased $1,266 million from an expense of $1,134 million for the third quarter of 2011 to a benefit of $132 million for the third quarter of 2012.

Amortization of deferred policy acquisition costs decreased by $808 million, from an expense of $578 million for the third quarter of 2011 to a benefit of $230 million for third quarter of 2012, primarily due to lower DAC amortization related to the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions and the impact of our quarterly adjustments to reflect current period experience and market performance as well as our annual assumption update, as discussed above.

Interest credited to policyholders’ account balances decreased $419 million, from an expense of $346 million for the third quarter of 2011 to a benefit of $73 million for third quarter of 2012, due to lower DSI amortization primarily related to the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions and the impact of our quarterly adjustments to reflect current period experience and market performance as well as our annual assumption update, as discussed above. Also, interest credited to policyholders’ account balances decreased due to lower average crediting rates due to crediting rate resets.

Policyholders’ benefits decreased $15 million, from $93 million for the third quarter of 2011 to $78 million for the third quarter of 2012, primarily due to the adjustments to the reserves for the GMDB/GMIB benefit features of our variable annuity products to reflect current period experience and market performance as well as our annual assumption update, as discussed above.

2012 versus 2011 Nine Month Comparison

Net Income

Net income increased $729 million from a net loss of $284 million for the nine months ended September 30, 2011 to income of $445 million for the nine months ended September 30, 2012. The increase is driven by $1,117 million higher income from operations before income taxes, partially offset by $388 million increase in income tax expense, as discussed below.

The increase in income from operations before taxes was primarily driven by lower amortization of DAC and DSI primarily related to the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions, as discussed below. Also contributing to the increase was a favorable variance related to adjustments to the amortization of DAC and DSI, and to the reserves for the GMDB and GMIB features of our variable annuity products, primarily driven by the impact to the estimated profitability of the business of quarterly adjustments to reflect current period market performance and experience, as well as the annual review and update of assumptions Results for both years include the impact of these items which are discussed in more detail below.

Excluding the items discussed above, income from operations before taxes decreased $167 million compared to the nine months ended September 30, 2011, primarily driven by a decline in fees driven by lower average annuity account values invested in the separate account driven by negative net flows as a result of contractholder surrenders. There are limited offsetting inflows due to the discontinuation of new sales discussed above. Also contributing to the decrease was an unfavorable variance related to differences between the mark-to-market of the non-reinsured portion of the living benefit embedded derivative liability and related hedge positions primarily due to NPR gains in the prior year driven by Pre-NPR reserve increases resulting from unfavorable markets.

We amortize DAC and other costs over the expected lives of the contracts based on the level and timing of gross profits on the underlying product. In calculating gross profits, we consider mortality, persistency, and other elements as well as rates of return on investments associated with these contracts and include profits and losses related to these contracts that are reported in affiliated legal entities other than the Company as a result of, for example, reinsurance agreements with those affiliated entities. The Company is an indirect subsidiary of Prudential Financial (an SEC registrant) and has extensive transactions and relationships with other subsidiaries of Prudential Financial, including reinsurance agreements, as discussed in Note 7 to the Unaudited Interim Financial Statements. Incorporating all product-related profits and losses in gross profits, including those that are reported in affiliated legal entities, produces a DAC and other costs amortization pattern representative of the economics of the products.

As mentioned above, included in the favorable variance from lower amortization of DAC and DSI, was $711 million of lower amortization primarily related to the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions. Lower amortization primarily relates to changes in the valuation of the reinsured living benefit liabilities related NPR, which we and the reinsurance affiliate believe to be non-economic, and choose not to hedge, as discussed above, and differences between the change in the fair value of the hedge target liability and the change in the fair value of the hedge assets in the reinsurance affiliate due to differences in market performance.

To reflect the NPR of our affiliates in the valuation of the embedded derivative liabilities, we incorporate an additional spread over LIBOR into the discount rate used in the valuation. The favorable variance from DAC and DSI amortization was driven by NPR losses in the reinsurance affiliate in the third quarter of 2012, which resulted in an amortization benefit compared to NPR gains in the third quarter of 2011 resulting in amortization expense. Negative NPR adjustments in the reinsurance affiliate in 2012 were primarily driven by a tightening of NPR spreads. NPR gains in the reinsurance affiliate in the third quarter of 2011 were driven by a higher base embedded derivative liability before NPR due to significant declines in risk-free interest rates and equity markets.

As shown in the following table, the income from operations for the nine months ended September 30, 2012 included $374 million of net benefits from adjustments to the amortization of DAC and DSI and the reserves for the GMDB and GMIB features of our variable annuity products compared to $224 million of net charges for the nine months ended September 30, 2011.

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
	Amortization of DAC and Other Costs (1)	Reserves for GMDB / GMIB (2)	Total	Amortization of DAC and Other Costs (1)	Reserves for GMDB / GMIB (2)	Total
	(in thousands)
Quarterly market performance adjustment	$19,906	21,643	$41,549	$(75,657)	(62,473)	$(138,130)
Annual Review/assumption update	122,132	(64,624)	57,508	(28,513)	5,649	(22,864)
Quarterly adjustment for current period experience (3)	272,365	2,506	274,871	(65,541)	2,172	(63,369)

Total	$414,403	$(40,475)	$373,928	$(169,711)	$(54,652)	$(224,363)

(1)	Amounts reflect (charges) or benefits for (increases) or decreases, respectively, in the amortization of deferred policy acquisition, or DAC, and other costs.
(2)	Amounts reflect (charges) or benefits for reserve (increases) or decreases, respectively, related to the guaranteed minimum death and income benefit, or GMDB / GMIB, features of our variable annuity products.
(3)	Represents the impact of differences between actual gross profits for the period and the previously estimated expected gross profits for the period, as well as updates for current and future expected claims costs associated with the GMDB/GMIB features of our variable annuity products.

The $42 million of net benefits and $138 million of net charges for the first nine months of 2012 and 2011, respectively, were primarily driven by the impact of market performance on customer accounts relative to our assumptions. Actual returns were higher than expected in 2012, which drove positive cumulative impacts to both the amortization of DAC and other costs and the reserves for the GMDB and GMIB features of our variable annuity contracts. Actual returns were lower than expected in 2011, which drove negative cumulative impacts for these items.

The $58 million net benefit and $23 million net charge in the third quarter of 2012 and 2011, respectively, relate to our annual review and update of assumptions, and reflect the impact of industry studies and our actual experience. The $58 million net benefit in the third quarter of 2012 was driven by the impacts of updates to our actuarial assumptions and other refinements, partially offset by lowering of economic assumptions, primarily reflecting reductions to our long-term interest and equity rate of return assumptions. The $23 million net charge in the third quarter of 2011 was also driven by the impacts of updates to both economic and actuarial assumptions.

The $275 million benefit for the nine months ended September 30, 2012 and the $63 million charge for the nine months ended September 30, 2011 shown in the table above reflect the quarterly adjustments for current period experience, also referred to as actual experience true-up adjustments. The favorable variance related to the amortization of DAC and DSI was primarily driven by differences in the change of the fair value of the hedge target liability and the change in the fair value of the assets in the reinsurance affiliate, primarily due to differences in market conditions.

In addition to the current period impacts reflected in the table above, the changes to the estimated profitability of our business will also drive changes in our GMDB and GMIB reserves and the amortization of DAC and DSI in future periods.

Revenues

Revenues decreased $219 million, from $1,188 million for the nine months ended September 30, 2011 to $969 million for the nine months ended September 30, 2012.

Realized investment gains/losses, net, decreased by $146 million from a gain of $84 million for the nine months ended September 30, 2011 to a loss of $62 million for the nine months ended September 30, 2012. This decrease was primarily driven by an unfavorable variance in the mark-to-market related to the embedded derivatives associated with our non-reinsured living benefit features and related hedges, as discussed above.

Policy charges and fee income and Asset management fees and other income decreased $51 million, from $851 million for the nine months ended September 30, 2011 to $800 million for the nine months ended September 30, 2012 driven by lower fee and asset management income primarily driven by an decrease in average variable annuity asset balances invested in separate accounts, as discussed above. Partially offsetting the above decrease was a favorable variance of $42 million from lower market value adjustments related to the Company’s market value adjusted investment option (the “MVA option”) driven by differences in market conditions and transfers of assets to the separate account primarily due to the asset transfer feature.

Net investment income decreased $17 million from $231 million for the nine months ended September 30, 2011 to $214 million for the nine months ended September 30, 2012 as a result of lower reinvestment yields over the past year due to the low interest environment as well as lower general account assets due to the asset transfer feature, as discussed above.

Benefits and Expenses

Benefits and expenses decreased $1,335 million from $1,702 million for the nine months ended September 30, 2011 to $367 million for the nine months ended September 30, 2012.

Amortization of deferred policy acquisition costs decreased by $838 million, from an expense of $718 million for the nine months ended September 30, 2011 to a benefit of $120 million for the nine months ended September 30, 2012, primarily due to lower DAC amortization related to the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions and quarterly adjustments to reflect current period experience and market performance as well as our annual assumption update, as discussed above.

Interest credited to policyholders’ account balances decreased $450 million, from $516 million for the nine months ended September 30, 2011 to $66 million for the nine months ended September 30, 2012, due to lower DSI amortization primarily related to the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions and quarterly adjustments to reflect current period experience and market performance as well as our annual assumption update, as discussed above. Also contributing to the decrease was lower interest credited to policyholders’ account balances due to lower crediting rates driven by crediting rate resets as well as lower policyholder account balances due to the asset transfer feature.

Policyholders’ benefits decreased $24 million, from $135 million for the nine months ended September 30, 2011 to $111 million for the nine months ended September 30, 2012, primarily due to the adjustments to the reserves for the GMDB/GMIB benefit features of our variable annuity products related to our quarterly adjustments to reflect current period experience and market performance as well as our annual assumption update, as discussed above.

Income Taxes

The income tax provision amounted to an expense of $157 million and a benefit of $231 million for the nine months ended September 30, 2012 and 2011, respectively. The increase in income tax expense is primarily driven by pre-tax income in the current period compared to a pre-tax loss in the prior period.

The Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by the Internal Revenue Service (“IRS”) or other taxing authorities. Audit periods remain open for review until the statute of limitations has passed. Generally, for tax years which produce net operating losses, capital losses or tax credit carryforwards (“tax attributes”), the statute of limitations does not close, to the extent of these tax attributes, until the expiration of the statute of limitations for the tax year in which they are fully utilized. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the liability for income taxes. The Company is not currently under audit by the IRS or any state or local jurisdiction for the years prior to 2009. The statute of limitations for the tax years 2009 through 2011 are still open for IRS examination. The Company does not anticipate any significant changes within the next 12 months to its total unrecognized tax benefits related to tax years for which the statute of limitations has not expired.

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

In August 2007, the IRS released Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the DRD related to variable life insurance and annuity contracts. In September 2007, the IRS released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54 and informed taxpayers that the U.S. Treasury Department and the IRS intend to address through new guidance the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts. On February 13, 2012, the Obama Administration released the “General Explanations of the Administration’s Revenue Proposals.” One proposal would change the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through guidance or legislation, could increase actual tax expense and reduce the Company’s consolidated net income. These activities had no impact on the Company’s 2011 or first three quarters of 2012 results.

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

Our capital management framework is primarily based on statutory risk based capital measures. In addition, we continue to use an economic capital framework for making certain capital decisions.

Capital Protection Framework

We employ a “Capital Protection Framework” to ensure the availability of capital resources to maintain adequate capitalization and competitive risk based capital ratios, including under reasonably foreseeable stress scenarios. The Capital Protection Framework incorporates the potential impact from market related stresses, including equity markets, interest rates, and credit losses. Potential sources of capital include on-balance sheet capital and proceeds from derivatives, reinsurance and contingent sources of capital. Although we continue to enhance our approach, we believe we currently have sufficient resources to maintain adequate capitalization and competitive risk based capital ratios under reasonably foreseeable stress scenarios.

Regulation under the Dodd-Frank Act

On October 19, 2012, Prudential Financial received notice that it is under consideration by the Financial Stability Oversight Council (the “Council”) for a proposed determination that it should be subject to stricter prudential regulatory standards and supervision by the Board of Governors of the Federal Reserve System pursuant to the Dodd-Frank Act (a “Covered Company”). The notice of consideration indicates that Prudential Financial is being reviewed in stage 3 of the three-stage process described in the Council’s interpretative guidance for Covered Company determinations and does not constitute a notice of a proposed determination. The prudential standards under the Dodd-Frank Act include requirements regarding risk-based capital and leverage, liquidity, stress-testing and other matters. See Item 1. Business -“Regulatory Environment” and Item IA. Risk Factors in Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for information regarding the potential effects of the Dodd-Frank Act on the Company and its affiliates, including as a result of these stricter prudential standards.

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

Gross account withdrawals amounted to approximately $1,803 million and $2,168 million as of September 30, 2012 and 2011, respectively. Because these withdrawals were consistent with our assumptions in asset/liability management, the associated cash outflows did not have a material adverse impact on our overall liquidity.

Liquid Assets

Liquid assets include cash, cash equivalents, short-term investments, fixed maturities that are not designated as held-to-maturity and public equity securities. As of September 30, 2012 and December 31, 2011, the Company had liquid assets of $4.7 billion and $5.6 billion, respectively, which includes a portion financed with asset-based financing. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $0.2 billion as of September 30, 2012 and December 31, 2011. We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in calculating internal liquidity measures in order to evaluate the adequacy of our operations’ liquidity under a variety of stress scenarios. We believe that the liquidity profile of our assets is sufficient to satisfy current liquidity requirements, including under reasonably foreseeable stress scenarios.

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

Capital

The Risk Based Capital, or RBC, ratio is a primary measure by which we evaluate the capital adequacy of the Company. Prudential Financial manages its domestic insurance subsidiaries RBC ratios to a level that is consistent with the ratings targets for those subsidiaries. RBC is determined by statutory guidelines and formulas that consider among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. The RBC ratio calculations are intended to assist insurance regulators in measuring the adequacy of an insurer’s statutory capitalization. The RBC ratio is an annual calculation, however, as of September 30, 2012, we estimate that the RBC ratios for the Company would exceed the minimum level required by applicable insurance regulations. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities.

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

As part of its Capital Protection Framework, Prudential Financial has developed a broad view of the impact of market distress on the statutory capital of Prudential Financial and its subsidiaries, as a whole. The framework includes programs designed to mitigate the impact of a severe equity market stress event on the statutory capital of Prudential Financial and its subsidiaries, as whole. The program focuses on tail risk to protect statutory capital in a cost-effective manner under stress scenarios. To support this tail risk, in addition to holding on-balance sheet and other contingent sources of capital, we purchase equity index-linked derivatives that are designed to mitigate the impact of a severe equity market stress event on statutory capital. Prudential Financial assesses the composition of the hedging program on an ongoing basis and may change it from time to time based on an evaluation of its risk position or other factors.

Additionally, we also manage certain risks associated with our variable annuity products through affiliated reinsurance arrangements. We reinsure variable annuity living benefit guarantees to a captive reinsurance company, Pruco Re. Effective as of July 1, 2011, Pruco Re domiciled from Bermuda to Arizona. At this time, Pruco Re continues to maintain the statutory reserve credit trust for business reinsured from the Company.

Arizona Department of Insurance reinsurance credit reserve requirements can move materially in either direction due to changes in equity markets and interest rates, actuarial assumptions and other factors. Higher statutory reinsurance credit reserve requirements would require Pruco Re to deposit additional assets in the statutory reserve credit trusts, while lower statutory reinsurance credit reserve requirements would allow assets to be removed from the statutory reserve credit trusts. We expect Pruco Re would satisfy those additional needs through a combination of funding the reinsurance credit trusts with available cash, loans from Prudential Financial and/or affiliates and by re-hypothecating assets that were otherwise pledged to Pruco Re under hedging positions related to our living benefit features. Pruco Re also continues to evaluate other options to address reserve credit needs such as obtaining letters of credit. Favorable equity markets in the first nine months of 2012 led to a decrease in our need to fund the captive reinsurance trusts by an amount of $136 million.

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, or the “Exchange Act”, as of September 30, 2012. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2012, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For additional information regarding our litigation and regulatory matters accrual methodology and our estimated range of reasonably possible losses in excess of accruals established, as well as additional discussion on our litigation and regulatory matters referred to below, see Note 6 to the Unaudited Interim Financial Statements included herein.

In September 2012, the Complaint filed in Total Asset Recovery v. MetLife, Inc., et al., Prudential Financial, Inc., The Prudential Insurance Company of America and Prudential Holdings, LLC, filed in the Circuit Court of Cook County, Illinois, was withdrawn without prejudice.

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

The risk factor contained in our 2011 Form 10-K titled “The enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act will subject us to substantial additional federal regulation and we cannot predict the effect on our business, results of operations, cash flows or financial condition” is hereby updated to note that on October 19, 2012, Prudential Financial received notice that it is under consideration by the Financial Stability Oversight Council for designation as a non-bank financial company to be subject to stricter prudential regulatory standards and supervision by the Board of Governors of the Federal Reserve System pursuant to the Dodd-Frank Act.

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

November 13, 2012

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