Form 10-K
period 2012-12-31
PRUDENTIAL ANNUITIES LIFE ASSURANCE CORP/CT
filed 2013-03-15
CIK 881453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

OR

–	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No☒

As of March 15, 2013, 25,000 shares of the registrant’s Common Stock (par value $100) consisting of 100 voting shares and 24,900 non-voting shares, were outstanding. As of such date, Prudential Annuities, Inc., an indirect wholly owned subsidiary of Prudential Financial, Inc., a New Jersey corporation, owned all of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

THE INFORMATION REQUIRED TO BE FURNISHED PURSUANT TO PART III OF THIS FORM 10-K IS SET FORTH IN, AND IS HEREBY INCORPORATED BY REFERENCE HEREIN FROM, THE DEFINITIVE PROXY STATEMENT OF PRUDENTIAL FINANCIAL, INC. FOR THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON MAY 14, 2013, TO BE FILED BY PRUDENTIAL FINANCIAL, INC. WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION 14A NOT LATER THAN 120 DAYS AFTER DECEMBER 31, 2012.

Prudential Annuities Life Assurance Corporation meets the conditions set forth in General Instruction (I) (1) (a) and (b) on Form 10-K and

is therefore filing this Form 10-K with the reduced disclosure format.

FORWARD LOOKING STATEMENTS

Certain of the statements included in this Annual Report on Form 10-K, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Prudential Annuities Life Assurance Corporation. There can be no assurance that future developments affecting Prudential Annuities Life Assurance Corporation will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial markets; (2) the availability and cost of additional debt or equity capital or external financing for our operations; (3) interest rate fluctuations or prolonged periods of low interest rates; (4) the degree to which we choose not to hedge risks, or the potential ineffectiveness or insufficiency of hedging or risk management strategies we do implement, with regard to variable annuity or other product guarantees; (5) any inability to access our credit facilities; (6) reestimates of our reserves for future policy benefits and claims; (7) differences between actual experience regarding mortality, longevity, morbidity, persistency, surrender experience, interest rates, or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (8) changes in our assumptions related to deferred policy acquisition costs or value of business acquired; (9) changes in our financial strength or credit ratings; (10) investment losses, defaults and counterparty non-performance; (11) competition in our product lines and for personnel; (12) changes in tax law; (13) regulatory or legislative changes, including the Dodd-Frank Wall Street Reform and Consumer Protection Act; (14) inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (15) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities; (16) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (17) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (18) interruption in telecommunication, information technology or other operational systems or failure to maintain the security, confidentiality or privacy of sensitive data on such systems; and (19) changes in statutory or U.S. GAAP accounting principles, practices or policies. Prudential Annuities Life Assurance Corporation does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in this Annual Report on Form 10-K for a discussion of certain risks relating to our businesses and investment in our securities.

PART 1

Item 1.  Business

Overview

Prudential Annuities Life Assurance Corporation (the “Company”, “PALAC”, “we”, or “our”), with its principal offices in Shelton, Connecticut, is an indirect wholly-owned subsidiary of Prudential Financial, Inc. (“Prudential Financial”), a New Jersey corporation. The Company is a direct wholly owned subsidiary of Prudential Annuities, Inc. (“PAI”), which in turn is an indirect wholly owned subsidiary of Prudential Financial.

PAI, the direct parent of the Company, may make additional capital contributions to the Company, as needed, to enable the Company to comply with its reserve requirements and fund expenses in connection with its business. PAI is under no obligation to make such contributions and its assets do not back the benefits payable under the Company’s annuity contracts and life insurance. During 2012, 2011, and 2010, PAI made no capital contributions to the Company.

Products

The Company has sold a wide array of annuities, including deferred and immediate variable annuities (1) that are registered with the United States Securities and Exchange Commission (the “SEC”), including fixed interest rate allocation options, subject to a market value adjustment, and (2) fixed-rate allocation options not subject to a market value adjustment and not registered with the SEC. In addition, the Company has a relatively small inforce block of variable life insurance policies, but it no longer actively sells such policies.

Beginning in March 2010, the Company ceased offering its existing variable and fixed annuity products (and where offered, the companion market value adjustment option) to new investors upon the launch of a new product line by each of Pruco Life Insurance Company and Pruco Life Insurance Company of New Jersey (which are affiliates of the Company). During 2012, the Company suspended additional customer deposits for variable annuities with certain optional living benefit riders. However, subject to applicable contractual provisions and administrative rules, the Company continues to accept certain additional customer deposits on inforce contracts under existing annuity products.

The Company’s inforce variable annuities provide its customers with tax-deferred asset accumulation together with a base death benefit and a suite of optional guaranteed death and living benefits. The benefit features contractually guarantee the contractholder a return of no less than (1) total deposits made to the contract less any partial withdrawals (“return of net deposits”), (2) total deposits made to the contract less any partial withdrawals plus a minimum return (“minimum return”), and/or (3) the highest contract value on a specified date minus any withdrawals (“contract value”). These guarantees may include benefits that are payable in the event of death, annuitization or at specified dates during the accumulation period and withdrawal and income living benefits payable during specified periods. Certain optional living benefit guarantees include, among other features, the ability to make withdrawals based on the highest daily contract value plus a minimum return, credited for a period of time. This guaranteed contract value is a notional amount that forms the basis for determination of periodic withdrawals for the life of the contractholder, and cannot be accessed as a lump-sum surrender value.

Our variable annuities provide our customers with the opportunity to allocate purchase payments to sub-accounts that invest in underlying proprietary and non-proprietary mutual funds, frequently under asset allocation programs, and fixed-rate accounts. The fixed-rate accounts that are invested in the general account are credited with interest at rates we determine, subject to certain minimums. We also offered fixed annuities that provide a guarantee of principal and interest credited at rates we determine, subject to certain contractual minimums. Certain investments made in the fixed-rate accounts of our variable annuities and certain fixed annuities impose a market value adjustment if the invested amount is not held to maturity.

The primary risk exposures of our variable annuity contracts relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including equity market returns, interest rates, market volatility, contractholder longevity/mortality, timing of annuitization and withdrawals, withdrawal efficiency and contract lapses. The return we realize from our variable annuity contracts will vary based on the extent of the differences between our actual experience and the assumptions used in the original pricing of these products. Our returns can also vary due to the impact of affiliated reinsurance, the impact and effectiveness of our hedging programs for any capital markets movements that we may hedge, the impact of that portion of our variable annuity contracts with an asset transfer feature, the impact of risks we have retained and the impact of risks that are not able to be hedged.

Our risk management strategy helps to limit our exposure to certain of these risks primarily through a combination of product design elements, our living benefits hedging program and affiliated reinsurance arrangements. The product design elements we utilize for certain products include, among others, asset allocation restrictions, minimum issuance age requirements, and an asset transfer feature. The objective of the asset transfer feature is to mitigate our exposure to equity market risk and market volatility by transferring assets between certain variable investments selected by the annuity contractholder and investments that are expected to be more stable (e.g., a separate account bond portfolio or fixed-rate account). The transfers are based on the static mathematical formula used with the particular optional benefit which considers a number of factors, including, but not limited to, the impact of investment performance on the contractholder’s total account value. This occurs at the contractholder level, rather than at the fund level, which we believe enhances our risk mitigation. As of December 31, 2012 approximately $40.0 billion or 82% of total variable annuity account values contain a living benefit feature, compared to approximately $38.6 billion or 81% as of December 31, 2011. As of December 31, 2012 approximately $32.0 billion or 80% of variable annuity account values with living benefit features included an asset transfer feature in the product design, compared to approximately $30.6 billion or 79% as of December 31, 2011.

As mentioned above, in addition to our asset transfer feature, we also manage certain risks associated with our variable annuity products through our living benefits hedging programs and affiliated reinsurance agreements. We reinsure the majority of our variable annuity living benefit guarantees to an affiliated reinsurance company, Pruco Reinsurance, Ltd. (“Pruco Re”). The living benefits hedging program is primarily executed within Pruco Re to manage capital markets risk associated with the reinsured optional living benefit guarantees. The program is also executed within the Company related to certain non-reinsured optional living benefit guarantees. This program represents a balance among three objectives: 1) provide severe scenario protection, 2) minimize net income volatility associated with an internally-defined hedge target, and 3) maintain capital efficiency. Through the hedge program, derivatives are purchased that seek to replicate the net change in an internally-defined hedge target. In addition to mitigating capital markets risk and income statement volatility, the hedging program is also focused on a long-term goal of accumulating assets that could be used to pay claims under these benefits irrespective of market path, recognizing that, under the terms of the contracts, we do not expect to begin substantial payment of such claims until many years in the future.

Underwriting and Pricing

We earn asset management and other fees determined as a percentage of the average assets of the mutual funds in our variable annuity products, net of subadvisory expenses. Additionally, we earn mortality and expense fees and other fees for various insurance-related options and features based on the average daily net asset value of the annuity separate accounts or the amount of guaranteed value under the optional living benefit, as applicable. We also receive administrative service fees from many of the proprietary and non-proprietary mutual funds.

We priced our variable annuities based on an evaluation of the risks assumed and considering applicable hedging costs. Our pricing was also influenced by competition and by assumptions regarding contractholder behavior, including persistency, benefit utilization and withdrawal timing and efficiency for contracts with living benefit features, as well as other assumptions. Significant deviations in actual experience from our pricing assumptions could have an adverse effect on the profitability of our products. To encourage persistency, most of our variable and fixed annuities have surrender or withdrawal charges for a specified number of years. In addition, the living benefit features of our variable annuity products encourage persistency because the potential value of the living benefit is fully realized only if the contract persists.

We priced our fixed annuities as well as the fixed-rate accounts of our variable annuities based on many assumptions including investment returns, expenses, competition and persistency. We seek to maintain a spread between the return on our general account invested assets and the interest we credit on our fixed annuities and the fixed-rate accounts of our variable annuities. For assets transferred to a fixed-rate account in the general account pursuant to the asset transfer feature we earn a spread for the difference between the return on our general account invested assets and the interest credited, similar to our fixed annuities.

Reserves

We establish actuarially-determined reserves for future policy benefits that we believe will meet our future obligations for our inforce annuity contracts, including any death benefit and living benefit guarantee features associated with these contracts. We base these reserves on assumptions we believe to be appropriate for investment yield, persistency, expenses, withdrawal timing and efficiency, and mortality rates. Certain of the living benefit guarantee features on variable annuity contracts are accounted for as embedded derivatives and are carried at fair value. The fair values of these benefit features are calculated as the present value of future expected benefit payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature, and are based on assumptions a market participant would use in pricing these embedded derivative liabilities. These features are generally reinsured with an affiliated company, Pruco Re. We establish liabilities for contractholders’ account balances that represent cumulative gross premium payments plus credited interest and/or fund performance, less withdrawals, and all applicable mortality and expense charges.

Reinsurance

The Company uses reinsurance as part of its risk management and capital management strategies for certain of its optional living benefit features. For additional information regarding the living benefit hedging program and the reinsurance of certain optional living benefit features to Pruco Re, see Note 13 to the Financial Statements.

Regulation

Overview

Our businesses are subject to comprehensive regulation and supervision. The purpose of these regulations is primarily to protect our customers and the overall financial system. Many of the laws and regulations to which we are subject are regularly re-examined, and existing or future laws and regulations may become more restrictive or otherwise adversely affect our operations. The financial market dislocations in recent years produced, and are expected to continue to produce, extensive changes in existing laws and regulations, and regulatory frameworks, applicable to our businesses, including the Dodd-Frank Wall Street Reform and Consumer Protection Act discussed below.

State insurance laws regulate all aspects of our insurance business, and state insurance departments in the fifty states, the District of Columbia and various U.S. territories and possessions, monitor our insurance operations. The Company is domiciled in Connecticut and its principal insurance regulatory authority is the Connecticut Department of Insurance. Generally, our insurance products must be approved by the insurance regulators in the state in which they are sold. Our insurance products are substantially affected by federal and state tax laws.

Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) subjects us to substantial additional federal regulation. Dodd-Frank directs government agencies and bodies to conduct certain studies and promulgate regulations implementing the law, a process that is underway and expected to continue. We cannot predict with any certainty the results of the studies or the requirements of the regulations recently or not yet adopted or how Dodd-Frank and such regulations will affect the financial markets generally, impact our business, credit or financial strength ratings, results of operations, cash flows or financial condition or make it advisable or require us to hold or raise additional capital.

Key aspects of Dodd-Frank’s impact on us include:

—

Dodd-Frank established a Financial Stability Oversight Council (“Council”) which is authorized to subject non-bank financial companies such as Prudential Financial to stricter prudential standards and to supervision by the Board of Governors of the Federal Reserve System (“FRB”) (a “Designated Financial Company”) if the Council determines that material financial distress at Prudential Financial or the scope of Prudential Financial’s activities could pose a threat to the financial stability of the U.S. On October 19, 2012, Prudential Financial received notice that it is under consideration by the Council for a proposed determination that it should be designated as a Designated Financial Company. The Council may determine to issue to Prudential Financial a written notice of determination that it is a Designated Financial Company, in which event we would be entitled to request a nonpublic evidentiary hearing before the Council and further court review. We cannot predict whether Prudential Financial or a subsidiary will ultimately be designated as a Designated Financial Company.

If Prudential Financial is determined to be a Designated Financial Company, we would become subject to stricter prudential standards that are the subject of ongoing rule-making, including proposed stricter requirements and limitations relating to risk-based capital, leverage, liquidity and credit exposure, as well as overall risk management requirements, management interlock prohibitions and a requirement to submit to the FRB (and periodically update) a plan for rapid and orderly dissolution in the event of severe financial distress. In December 2011, the FRB published for comment proposed rules implementing certain of these standards. Under the proposed rules, a Designated Financial Company would be required to calculate its minimum risk-based capital and leverage requirements as if it were a bank holding company in accordance with capital requirements published by the FRB for bank holding companies (as further discussed below) and be subject to a minimum Tier 1 risk-based capital ratio of 4%, a total risk-based capital ratio of 8% and a Tier 1 leverage ratio of 4%. However, the proposed rules indicate that the FRB may consider that adjustments to such requirements may be appropriate with respect to Designated Financial Companies. Designated Financial Companies of our size would be required to submit annual capital plans to the FRB demonstrating their ability to satisfy the required capital ratios under baseline and stressed conditions. The FRB has indicated that it intends to issue, in addition to such capital requirements, a proposal requiring a risk-based capital surcharge for such companies, or a subset thereof. The proposed rules also include enhanced liquidity requirements, which would require Designated Financial Companies to maintain a liquidity buffer of highly liquid unencumbered assets sufficient to meet projected cash flows under required stress-testing, and to establish and maintain a contingency funding plan and concentration and other exposure limits to address liquidity needs and risk. Under the proposed rules, a Designated Financial Company would be required to limit its credit exposure to any unaffiliated entity (including sovereign issuers) to no more than 25% of its consolidated capital stock and surplus or to no more than 10% with respect to any “major counterparty,” which includes any Designated Financial Company or bank holding company with more than $500 billion of total consolidated assets.

The proposed rules implement, as required by Dodd-Frank, the establishment of an “early remediation” regime, whereby failure to meet defined measures of financial condition (including exceeding certain capital and leverage ratios or market indicator thresholds, the occurrence of adverse stress test results or other financial triggers) would result in remedial action by the FRB. Depending on the degree of financial distress, such remedial action could result in: heightened FRB supervisory review; limitations or prohibitions on capital distributions, acquisitions and/or asset growth; requirements to raise additional capital or take other actions to improve capital adequacy; limitations on transactions with affiliates; restrictions on product offerings and/or requirements to sell assets; or recommendation for resolution under the special orderly liquidation process discussed further below. The proposed rules would require that a Designated Financial Company determined by the Council to pose a grave threat to financial stability of the U.S., maintain a debt-to-equity ratio of no more than 15-to-1 until the limitation is no longer necessary. We cannot predict the form in which these proposed regulations ultimately will be adopted. Dodd-Frank authorizes the FRB to tailor its application of enhanced prudential standards to different companies on an individual basis or by category, taking into consideration financial activities involved and other factors. The FRB has stated that it expects to take into account the differences among bank holding companies and Designated Financial Companies, including insurance companies, when applying these enhanced prudential standards. Nevertheless, we cannot predict how the FRB will apply these prudential standards to us if Prudential Financial or the Company is designated as a Designated Financial Company.

—

In 2012, the FRB published a number of notices of proposed rulemaking that would substantially revise the risk-based capital requirements applicable to bank holding companies compared to the current general risk-based capital rules. The proposals include provisions affecting the calculation of regulatory capital ratios and the use of credit ratings for valuation purposes and implementing the Collins Amendment’s requirement that the current general risk based capital rules serve as a “floor” for specified institutions. Although these proposals do not address Designated Financial Companies, the FRB has indicated that the proposals will become a key part of the enhanced prudential standards for covered companies, including Designated Financial Companies, described above. In addition, regulations that have been adopted to date include a modification to the general risk-based capital rules in order to address appropriate capital requirements for low-risk assets held by non-bank financial companies such as Prudential Financial, and would permit flexibility in the application of certain capital requirements imposed by Dodd-Frank to non-bank financial companies. We cannot predict what capital regulations the FRB will promulgate under these authorizations, either generally or as applicable to Prudential Financial were it to become a Designated Financial Company.

—

If Prudential Financial were to be designated as a Designated Financial Company, it would be subject to stress tests to be promulgated by the FRB to determine whether, on a consolidated basis, it has the capital necessary to absorb losses as a result of adverse economic conditions. If so designated, Prudential Financial would be required to submit to annual stress tests conducted by the FRB and to conduct internal annual and semi-annual stress tests to be provided to the FRB. Under final rules published by the FRB in October 2012, Designated Financial Companies must comply with these requirements the calendar year after the year in which a company first becomes subject to the FRB’s minimum regulatory capital requirements discussed above, although the FRB has the discretion to accelerate or extend the effective date. The final rules require baseline, adverse and severely adverse scenarios to be used. The FRB will provide the scenarios to be used in the internal annual stress tests, although companies will be required to develop their own scenarios for the internal semi-annual stress tests. The FRB has indicated that it may tailor the application of the stress test requirements to Designated Financial Companies on an individual basis or by category. Summary results of such stress tests would be required to be publicly disclosed. We cannot predict the manner in which the stress tests would ultimately be designed, conducted and disclosed were Prudential Financial to become a Designated Financial Company or whether the results of such designation will cause us to alter our business practices or affect the perceptions of regulators, rating agencies, customers, counterparties or investors of our financial strength.

—

The Council may recommend that state insurance regulators or other regulators apply new or heightened standards and safeguards for activities or practices we and other insurers or other financial services companies engage in. We cannot predict whether any such recommendations will be made or their effect on our business, results of operations, cash flows or financial condition.

—

If Prudential Financial is designated as a Designated Financial Company, it could be subject, pursuant to future FRB rulemaking, to additional capital requirements for, and quantitative limits on, proprietary trading and sponsorship of, and investment in, hedge, private equity or covered funds.

—

Dodd-Frank creates a new framework for regulation of the over-the-counter (“OTC”) derivatives markets which could impact various activities of Prudential Global Funding (“PGF”), Prudential Financial and Prudential Financial insurance subsidiaries, which use derivatives for various purposes (including hedging interest rate, foreign currency and equity market exposures). Dodd-Frank generally requires swaps, subject to a determination by the Commodity Futures Trading Commission (“CFTC”) or SEC as to which swaps are covered, entered into by all counterparties except non-financial end users to be executed through a centralized exchange or regulated facility and to be cleared through a regulated clearinghouse. Swap dealers and major swap participants (“MSPs”) are subject to capital and margin (i.e., collateral) requirements that will be imposed by the applicable prudential regulator or the CFTC or SEC, as well as business conduct rules and reporting requirements. In November 2012, the Secretary of the Treasury determined to exclude most foreign currency swaps and forwards from the foregoing requirements. We believe Prudential Financial, PGF and Prudential Financial’s insurance subsidiaries should not be considered dealers or MSPs subject to registration and the capital and margin requirements. In August 2012, the CFTC published for comment a proposed rule to exempt certain affiliated entities within a corporate group from the foregoing centralized exchange execution and clearing requirements. We cannot predict whether or in what final form the proposed rule will be adopted. The SEC and CFTC are required to determine whether and how “stable value contracts” should be treated as swaps and, although we believe otherwise, various other products offered by our insurance subsidiaries might be treated as swaps; if regulated as swaps, we cannot predict how the rules would be applied to such products or the effect on their profitability or attractiveness to our clients. Finally, the new regulatory scheme imposed on all market participants may increase the costs of hedging generally and, because banking institutions will be required to conduct at least a portion of their OTC derivatives businesses outside their depositary institutions, may affect the credit risk these counterparties pose to us and the degree to which we are able to enter into transactions with such counterparties. We cannot predict the effect of the foregoing on our hedging costs, our hedging strategy or implementation thereof or whether we will need or choose to increase and/or change the composition of the risks we do not hedge.

—

Dodd-Frank established a Federal Insurance Office (“FIO”) within the Department of the Treasury headed by a director appointed by the Secretary of the Treasury. While not having a general supervisory or regulatory authority over the business of insurance, the FIO director performs various functions with respect to insurance, including serving as a non-voting member of the Council and making recommendations to the Council regarding insurers (including the Company) to be named as Designated Financial Companies and coordinating with the FRB in the application of any stress tests required to be conducted with respect to an insurer. The FIO is authorized to require an insurer or its affiliates to submit data and information that the office reasonably requires to carry out its functions. The director is also required to conduct a study on how to modernize and improve the system of insurance regulation in the United States, including by increased national uniformity through either a federal charter or effective action by the states.

—

Title II of Dodd-Frank provides that a financial company may be subject to a special orderly liquidation process outside the federal bankruptcy code, administered by the FDIC as receiver, upon a determination (with the approval of the FIO director if – as is true with respect to Prudential Financial – the largest United States subsidiary is an insurer) that the company is in default or in danger of default and presents a systemic risk to U.S. financial stability. Were Prudential Financial subject to such a proceeding, the Company would remain subject to rehabilitation and liquidation proceedings under state law, although the FDIC has discretion and authority to initiate resolution of an insurer under state law if its state insurance regulator has not filed the appropriate judicial action within 60 days of a systemic risk determination. However, our non-insurance U.S. subsidiaries engaged in financial activities would be subject to any special orderly liquidation process so commenced.

—

Dodd-Frank includes various securities law reforms that may affect our business practices and the liabilities and/or exposures associated therewith. In January 2011, the SEC staff issued a study that recommends that the SEC adopt a uniform federal fiduciary standard of conduct for registered broker-dealers and investment advisers that provide retail investors personalized investment advice about securities.

We cannot predict with any certainty whether these possible outcomes will occur or the effect they may have on the financial markets or on our business, results of operations, cash flows and financial condition.

State Insurance Regulation

State insurance authorities have broad administrative powers with respect to all aspects of the insurance business including: licensing to transact business; licensing agents; admittance of assets to statutory surplus; regulating premium rates for certain insurance products; approving policy forms; regulating unfair trade and claims practices; establishing reserve requirements and solvency standards; fixing maximum interest rates on life insurance policy loans and minimum accumulation or surrender values; regulating the type, amounts and valuations of investments permitted and other matters; and regulating reinsurance transactions, including the role of captive reinsurers.

State insurance laws and regulations require the Company to file financial statements with state insurance departments everywhere it does business, and its operations and accounts are subject to examination by those departments at any time. The Company prepares statutory financial statements in accordance with accounting practices and procedures prescribed or permitted by these departments.

State insurance departments conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies domiciled in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the National Association of Insurance Commissioners (“NAIC”). In February 2013, the Connecticut insurance regulator substantially completed a coordinated risk focused financial examination for the five year period ended December 31, 2011 for the Company as part of the normal five year examination and found no material deficiencies as of the date of this filing.

Financial Regulation

Dividend Payment Limitations. The Connecticut insurance law regulates the amount of dividends that may be paid by the Company. See Note 8 to the Financial Statements for a discussion of dividend restrictions.

Risk-Based Capital. In order to enhance the regulation of insurers’ solvency, the NAIC adopted a model law to implement risk-based capital requirements for life insurance companies. All states have adopted the NAIC’s model law or a substantially similar law. The risk-based capital, or RBC, calculation, which regulators use to assess the sufficiency of an insurer’s statutory capital, measures the risk characteristics of a company’s assets, liabilities and certain off-balance sheet items. In general, RBC is calculated by applying factors to various asset, premium, claim, expense and reserve items. Within a given risk category, these factors are higher for those items with greater underlying risk and lower for items with lower underlying risk. Insurers that have less statutory capital than the RBC calculation requires are considered to have inadequate capital and are subject to varying degrees of regulatory action depending upon the level of capital inadequacy.

Insurance Reserves. State insurance laws require us to analyze the adequacy of our reserves annually. Our actuaries must submit an opinion that our reserves, when considered in light of the assets we hold with respect to those reserves, make adequate provision for our contractual obligations and related expenses.

Solvency Modernization Initiative. State insurance regulators have focused attention on U.S. insurance solvency regulation pursuant to the NAIC’s “Solvency Modernization Initiative.” The Solvency Modernization Initiative focuses on the entire U.S. financial regulatory system and all aspects of financial regulation affecting insurance companies. Though broad in scope, the NAIC has stated that the Solvency Modernization Initiative will focus on: (1) capital requirements; (2) corporate governance and risk management; (3) group supervision; (4) statutory accounting and financial reporting; and (5) reinsurance. This initiative has resulted in the recent adoption of the NAIC Risk Management and Own Risk and Solvency Assessment Model Act which, following enactment at the state level, will require larger insurers to, at least annually beginning in 2015, assess the adequacy of its and its group’s risk management and current and future solvency position. We cannot predict the additional capital requirements or compliance costs these requirements may impose.

IRIS Tests. The NAIC has developed a set of financial relationships or tests known as the Insurance Regulatory Information System, or “IRIS,” to assist state regulators in monitoring the financial condition of insurance companies and identifying companies that require special attention or action by insurance regulatory authorities. Generally, regulators will begin to investigate or monitor an insurance company if its ratios fall outside the usual ranges for four or more of the ratios. If an insurance company has insufficient capital, regulators may act to reduce the amount of insurance it can issue. The Company is not currently subject to regulatory scrutiny based on these ratios.

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

State and Federal Securities Regulation

In certain states, our variable annuity products are considered “securities” within the meaning of state securities laws. As securities, these products may be subject to certain requirements. Also, sales activities with respect to these products generally are subject to state securities regulation. Such regulation may affect investment advice, sales and related activities for these products.

Our variable annuity products, generally are “securities” within the meaning of federal securities laws, registered under the federal securities laws and subject to regulation by the Securities and Exchange Commission, or “SEC”, and the Financial Industry Regulatory Authority, or “FINRA”. Federal and some state securities regulation affect investment advice, sales and related activities with respect to these products.

U.S. Tax Legislation

The American Taxpayer’s Relief Act (the “Act”) was signed into law on January 2, 2013. The Act permanently extended the reduced Bush-era individual tax rates for certain taxpayers and permanently increased those rates for higher income taxpayers. Higher tax rates increase the benefits of tax deferral on the build- up of value of annuities. The Act also made permanent the current $5 million (indexed for inflation) per person estate tax exemption and increased the top estate tax rate from 35% to 40%. In addition, the Act extended various business tax provisions through the end of 2013 that had expired at the end of 2011.

Notwithstanding the passage of the Act, there continues to be uncertainty regarding U.S. taxes both for individuals and corporations. There continues to be discussions in Washington concerning the need to reform the tax code, primarily by lowering tax rates and broadening the base by reducing or eliminating certain tax expenditures. Reducing or eliminating certain expenditures could make our products less attractive to customers. It is unclear whether or when Congress may take up overall tax reform and what would be the impact of reform on the Company and its products. However, even in the absence of overall tax reform, the large federal deficit increases the possibility that Congress will raise revenue by enacting legislation to increase the taxes paid by individuals and/or corporations. This can be accomplished by either raising rates or otherwise changing the tax rules.

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

Additionally, legislative or regulatory changes could also impact the amount of taxes that we pay, thereby affecting our net income. For example, the U.S. Treasury Department and the Internal Revenue Service intend to address through guidance the methodology to be followed in determining the dividends received deduction, or DRD, related to variable life insurance and annuity contracts. The DRD reduces the amount of dividend income subject to U.S. tax and is a significant component of the difference between our actual tax expense and expected tax amount determined using the federal statutory tax rate of 35%. For the last several years, the revenue proposals included in the Obama Administration’s budgets (the Administration’s Revenue Proposals) included a proposal that would change the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through guidance or legislation, could increase actual tax expense and reduce the Company’s net income.

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

Privacy Regulation

We are subject to federal and state law and regulation that require financial institutions and other businesses to protect the security and confidentiality of personal information, including health-related and customer information and to notify customers and other individuals about their policies and practices relating to their collection and disclosure of health-related and customer information and their practices relating to protecting the security and confidentiality of that information. State laws regulate use and disclosure of social security numbers. Federal and state laws require notice to affected individuals, law enforcement, regulators and others if there is a breach of the security of certain personal information, including social security numbers, and require holders of certain personal information to protect the security of the data. Federal regulations require financial institutions and creditors to implement effective programs to detect, prevent, and mitigate identity theft. Federal and state laws and regulations regulate the ability of financial institutions to make telemarketing calls and to send unsolicited e-mail or fax messages to consumers and customers. Federal law and regulation regulate the permissible uses of certain personal information, including consumer report information. Federal and state governments and regulatory bodies may be expected to consider additional or more detailed regulation regarding these subjects and the privacy and security of personal information.

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

Most states have insurance laws that require regulatory approval of a direct or indirect change of control of an insurer or an insurer’s holding company. Laws such as these that apply to us prevent any person from acquiring control of Prudential Financial or of its insurance subsidiaries unless that person has filed a statement with specified information with the insurance regulators and has obtained their prior approval. Under most states’ statutes, acquiring 10% or more of the voting stock of an insurance company or its parent company is presumptively considered a change of control, although such presumption may be rebutted. Accordingly, any person who acquires 10% or more of the voting securities of Prudential Financial without the prior approval of the insurance regulators of the states in which its U.S. insurance companies are domiciled will be in violation of these states’ laws and may be subject to injunctive action requiring the disposition or seizure of those securities by the relevant insurance regulator or prohibiting the voting of those securities and to other actions determined by the relevant insurance regulator. In addition, many state insurance laws require prior notification to state insurance departments of a change in control of a non-domiciliary insurance company doing business in that state.

Currently, there are several proposals to amend state insurance holding company laws to increase the scope of regulation of insurance holding companies (such as Prudential Financial). The NAIC, has promulgated model laws for adoption internationally and in the United States that would provide for “group wide” supervision of Prudential Financial as an insurance holding company in addition to the current regulation of Prudential Financial’s insurance subsidiaries. In addition, the International Association of Insurance Supervisors or IAIS, is developing a model framework for the regulation of internationally active insurance groups that also contemplates “group wide supervision” across national boundaries. While the timing of their adoption and content will vary by jurisdiction, we have identified the following areas of focus in these model laws: (1) uniform standards for insurer corporate governance; (2) group-wide supervision of insurance holding companies; (3) adjustments to risk-based capital calculations to account for group-wide risks; and (4) additional regulatory and disclosure requirements for insurance holding companies. At this time, we cannot predict with any degree of certainty what additional capital requirements, compliance costs or other burdens these requirements would impose on Prudential Financial or the Company, if adopted.

Unclaimed Property Laws

We are subject to the laws and regulations of states and other jurisdictions concerning the identification, reporting and escheatment of unclaimed or abandoned funds, and we are subject to audit and examination for compliance with these requirements. For additional discussion of these matters, see “Contingent Liabilities and Litigation” in the Note 12 to the Financial Statements.

Segments

The Company currently operates as one reporting segment. Revenues, net income and total assets can be found on the Company’s Statements of Financial Position as of December 31, 2012 and 2011 and Statements of Operations and Comprehensive Income for the years ended December 31, 2012, 2011 and 2010.

Employees

The Company has no employees. Services to the Company are primarily provided by employees of The Prudential Insurance Company of America (“Prudential Insurance”).

Item 1A. Risk Factors

You should carefully consider the following risks. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our business described elsewhere in this Annual Report on Form 10-K.

Risks Relating to Economic, Market and Political Conditions

The Company is indirectly owned by Prudential Financial. It is possible that we may need to rely on Prudential Financial or our direct parent company PAI to meet our capital, liquidity and other needs in the future.

Market fluctuations and general economic, market and political conditions may adversely affect our business and profitability.

Our business and our results of operations may be materially adversely affected by conditions in the global financial markets and by economic conditions generally.

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

•

A change in market conditions, such as high inflation and high interest rates, could cause a change in consumer sentiment adversely affecting persistency of our savings and protection products. Conversely, low inflation and low interest rates could cause persistency of these products to vary from that anticipated and adversely affect profitability (as further described below). Similarly, changing economic conditions and unfavorable public perception of financial institutions can influence customer behavior, including but not limited to increasing claims or surrenders in certain product lines.

•

Lapses and surrenders of variable life and annuity products may increase if a market downturn, increased market volatility or other market conditions result in customers becoming dissatisfied with their investments or products.

•

A market decline could further result in guaranteed minimum benefits contained in many of our variable annuity products being higher than current account values or our pricing assumptions would support, requiring us to materially increase reserves for such products and may cause customers to retain contracts inforce in order to benefit from the guarantees, thereby increasing their cost to us. Any increased cost may or may not be more than offset by the favorable impact of greater persistency from prolonged fee streams. Our valuation of the liabilities for the minimum benefits contained in many of our variable annuity products requires us to consider the market perception of our risk of non-performance, and a decrease in our own credit spreads resulting from ratings upgrades or other events or market conditions could cause the recorded value of these liabilities to increase, which in turn could adversely affect our results of operations and financial position.

•

Derivative instruments we and our affiliates hold to hedge and manage interest rate and equity risks associated with our products and businesses might not perform as intended or expected resulting in higher realized losses and unforeseen stresses on liquidity. Market conditions can limit availability of hedging instruments, require us to post additional collateral, and also further increase the cost of executing product related hedges and such costs may not be recovered in the pricing of the underlying products being hedged. We execute our hedges through an affiliate that, in turn, may execute hedges with unaffiliated counterparties. Accordingly, our derivatives-based hedging strategies also rely on the performance of this affiliate and on the performance of its unaffiliated counterparties to such hedges. These unaffiliated counterparties may fail to perform for various reasons resulting in losses on uncollateralized positions.

•

We have significant investment and derivative portfolios, including but not limited to corporate and asset-backed securities, equities and commercial real estate. Economic conditions as well as adverse capital market conditions, including but not limited to a lack of buyers in the marketplace, volatility, credit spread changes, benchmark interest rate changes and declines in value of underlying collateral will impact the credit quality, liquidity and value of our investments and derivatives, potentially resulting in higher capital charges and unrealized or realized gains losses. Valuations may include assumptions or estimates that may have significant period to period changes which could have a material adverse effect on our results of operations or financial condition, and in certain cases under U.S. GAAP such period to period changes in the value of investments are not recognized in our results of operations or statements of financial position.

•

Opportunities for investment of available funds at appropriate returns may be limited, including due to the current low interest rate environment, or other factors, with a possible negative impact on our overall results. Limited opportunities for attractive investments may lead to holding cash for long periods of time and increased use of derivatives for duration management and other portfolio management purposes. The increased use of derivatives may increase the volatility of our U.S. GAAP results and our statutory capital.

•

Regardless of market conditions, certain investments we hold, including private bonds and commercial mortgages, are relatively illiquid. If we needed to sell these investments, we may have difficulty doing so in a timely manner at a price that we could otherwise realize.

•	Certain features of our products and components of investment strategies depend on active and liquid markets, and, if market liquidity is strained, these may not perform as intended.

•	Fluctuations in our operating results and the impact on our investment portfolio may impact the Company’s tax profile and its ability to optimally utilize tax attributes.

Adverse developments in the U.S. or global economy resulting from the continuing uncertainty about the Federal Reserve’s monetary policy and the ongoing debate over the federal debt ceiling and its temporary suspension, sequestration (the automatic reduction in defense and non-defense spending) and the funding of the U.S. government operating under a temporary resolution could adversely affect our investment results, results of operations and financial position.

Interest rate fluctuations or prolonged periods of low interest rates could adversely affect our business and profitability and require us to increase reserves and statutory capital.

Our insurance and annuity products, and our investment returns, are sensitive to interest rate fluctuations, and changes in interest rates could adversely affect our investment returns and results of operations, including in the following respects:

•

Some of our products expose us to the risk that changes in interest rates will reduce the spread between the amounts that we are required to pay under the contracts and the rate of return we are able to earn on our general account investments supporting the contracts. When interest rates decline, we have to reinvest in lower yielding instruments, potentially reducing net investment income. Since many of our policies and contracts have guaranteed minimum interest or crediting rates or limit the resetting of interest rates, the spreads could decrease and potentially become negative, or go further negative. When interest rates rise, we may not be able to replace the assets in our general account as quickly with the higher yielding assets needed to fund the higher crediting rates necessary to keep these products and contracts competitive. In addition, rising interest rates could cause a decline in the market value of fixed income assets the Company manages which in turn could result in lower asset management fees earned.

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

•

A decline in interest rates accompanied by unexpected prepayments of certain investments could require us to reinvest at lower rates and reduce our profitability. An increase in interest rates accompanied by unexpected extensions of certain lower yielding investments could reduce our profitability.

•	Changes in interest rates coupled with accelerated client withdrawals for certain products can result in increased costs associated with our guarantees.

•	Changes in the relationship between long-term and short-term interest rates could adversely affect the profitability of some of our products.

•	Changes in interest rates could increase our costs of financing.

•

Our mitigation efforts with respect to interest rate risk are primarily focused on maintaining an investment portfolio with diversified maturities that has a weighted average duration that is approximately equal to the duration of our estimated liability cash flow profile. However, this estimate of the liability cash flow profile is complex and could turn out to be inaccurate, especially during volatile times. In addition, there are practical and capital market limitations on our ability to accomplish this matching. Due to these and other factors we may need to liquidate investments prior to maturity at a loss in order to satisfy liabilities or be forced to reinvest funds in a lower rate environment. Although we take measures to manage the economic risks of investing in a changing interest rate environment, we may not be able to effectively mitigate, and we may sometimes choose based on economic considerations and other factors not to fully mitigate, the interest rate risk of our assets relative to our liabilities.

Recent periods have been characterized by low interest rates. A prolonged period during which interest rates remain at levels lower than those anticipated in our pricing may result in greater costs associated with certain of our product features which guarantee death benefits or income streams for stated periods or for life; higher costs for derivative instruments used to hedge certain of our product risks; or shortfalls in investment income on assets supporting policy obligations, each of which may require us to record charges to increase reserves. In addition to compressing spreads and reducing net investment income, such an environment may cause policies to remain inforce for longer periods than we anticipated in our pricing, potentially resulting in greater claims costs than we expected and resulting in lower overall returns on business inforce. Reflecting these impacts in recoverability and loss recognition testing under U.S. GAAP may require us to accelerate the amortization of deferred policy acquisition costs, or DAC, deferred sales inducements, or DSI and value of business acquired, or VOBA, as well as to increase required reserves for future policyholder benefits. In addition, certain statutory capital and reserve requirements are based on formulas or models that consider interest rates, and a prolonged period of low interest rates may increase the statutory capital we are required to hold as well as the amount of assets we must maintain to support statutory reserves.

Adverse capital market conditions could significantly affect our ability to meet liquidity needs, our access to capital and our cost of capital and that of our ultimate parent company, Prudential Financial. Under such conditions, Prudential Financial may seek additional debt or equity capital but may be unable to obtain such.

Adverse capital market conditions could affect the availability and cost of borrowed funds and could impact our ability to refinance existing borrowings, thereby ultimately impacting our profitability and ability to support our businesses. We need liquidity to pay our operating expenses and interest on our debt and replace certain maturing debt obligations. During times of market stress, our internal sources of liquidity may prove to be insufficient and some of our alternative sources of liquidity, such as commercial paper issuance, securities lending and repurchase arrangements and other forms of borrowings in the capital markets, may be unavailable to Prudential Financial.

Disruptions, uncertainty and volatility in the financial markets may force Prudential Financial to delay raising capital, issue shorter tenor securities than would be optimal, bear an unattractive cost of capital or be unable to raise capital at any price, which could decrease our profitability and significantly reduce our financial flexibility.

Prudential Financial may seek additional debt or equity financing to satisfy our needs. However, the availability of additional financing depends on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to the financial services industry, and Prudential Financial’s credit ratings and credit capacity. Prudential Financial may not be able to successfully obtain additional financing on favorable terms, or at all. Actions taken to access financing by Prudential Financial may in turn cause rating agencies to reevaluate its ratings.

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

Risks Relating to Estimates, Assumptions and Valuations

Our profitability may decline if mortality experience, longevity experience, morbidity experience, persistency experience or utilization experience differ significantly from our pricing expectations.

We set prices for many of our insurance and annuity products based upon expected claims and payment patterns, using assumptions for mortality rates, or likelihood of death, longevity rates or likelihood of survival (including the effect of improvement in life expectancy trends), and morbidity rates, or likelihood of sickness or disability, of our policyholders. In addition to the potential effect of natural or man-made disasters, significant changes in mortality, longevity or morbidity could emerge gradually over time, due to changes in the natural environment, the health habits of the insured population, treatment patterns and technologies for disease or disability, the economic environment, or other factors. Pricing of our insurance and deferred annuity products based in part upon expected persistency of these products, which is the probability that a policy or contract will remain inforce from one period to the next. Persistency may be significantly impacted by the value of guaranteed minimum benefits contained in many of our variable annuity products being higher than current account values in light of poor equity market performance or extended periods of low interest rates as well as other factors. Persistency could be adversely affected generally by developments affecting client perception of us, including perceptions arising from adverse publicity. Many of our products also provide our customers with wide flexibility with respect to the amount and timing of premium deposits and/or the amount and timing of withdrawals from the policy’s value. Results may vary based on differences between actual and expected premium deposits and withdrawals for these products especially if these product features are relatively new to the marketplace. Results may vary based on differences between actual and expected occurrence and timing of the benefit utilization. The pricing of certain of our variable annuity products that contain optional living benefit guarantees based on assumptions about utilization rates, or the percentage of contracts that will utilize the benefit during the contract duration, including the timing of the first lifetime income withdrawal. The development of a secondary market for life insurance, including life settlements or “viaticals” and investor owned life insurance, and third-party investor strategies in the annuities business, could adversely affect the profitability of existing business.

Significant deviations in actual experience from our pricing assumptions could have an adverse effect on the profitability of our products. Although some of our products permit us to increase premiums or adjust other charges and credits during the life of the policy or contract, the adjustments permitted under the terms of the policies or contracts may not be sufficient to maintain profitability or may cause the policies or contracts to lapse. Many of our products do not permit us to increase premiums or adjust other charges and credits or limit those adjustments during the life of the policy or contract. Even if permitted under the policy or contract, we may not be able or willing to raise premiums or adjust other charges sufficiently, or at all, for regulatory or competitive reasons.

If our reserves for future policyholder benefits and claims are inadequate, we may be required to increase our reserves, which would adversely affect our results of operations and financial condition.

We establish actuarially-determined reserves to pay future policyholder benefits and claims. Our reserves do not represent an exact calculation of liability, but rather are actuarial or statistical estimates based on data and models that include many assumptions and projections which are inherently uncertain and involve the exercise of significant judgment, including as to the levels of and/or timing of receipt or payment of premiums, benefits, claims, expenses, interest credits, investment results (including equity market returns), retirement, mortality, longevity, morbidity and persistency. We cannot determine with precision the ultimate amounts that we will pay for, or the timing of payment of, actual benefits, claims and expenses or whether the assets supporting our policy liabilities, together with future premiums, will be sufficient for payment of benefits and claims. If we conclude that our reserves, together with future premiums, are insufficient to cover future policy benefits and claims, we would be required to increase premiums where we are able to do so or increase our reserves and incur income statement charges, which would adversely affect our results of operations and financial condition.

For certain of our products, market performance and interest rates (as well as the regulatory environment, as discussed further below) impact the level of statutory reserves and statutory capital we are required to hold, and may have an adverse effect on returns on capital associated with these products.

We may be required to accelerate the amortization of DAC, DSI or VOBA, or be required to establish a valuation allowance against deferred income tax assets, any of which could adversely affect our results of operations and financial condition.

DAC represents the costs that vary with and are directly related to the acquisition of new and renewal insurance and annuity contracts, and we amortize these costs over the expected lives of the contracts. DSI represents amounts that are credited to a policyholder’s account balance as an inducement to purchase the contract, and we amortize these costs over the expected lives of the contracts. VOBA, represents the present value of future profits embedded in acquired annuity-type contracts and is amortized over the expected effective lives of the acquired contracts. Management, on an ongoing basis, tests the DAC, DSI and VOBA recorded on our balance sheet to determine if the amount is recoverable under current assumptions. In addition, we regularly review the estimates and assumptions underlying DAC, DSI and VOBA for those products for which we amortize DAC, DSI and VOBA in proportion to gross profits or gross margins. Given changes in facts and circumstances, these tests and reviews could lead to reductions in DAC, DSI and VOBA that could have an adverse effect on the results of our operations and our financial condition. Among other things, significant or sustained equity market declines as well as investment losses could result in acceleration of amortization of the DAC, DSI and VOBA related to variable annuity, resulting in a charge to income. As discussed earlier, the amortization of DAC, DSI and VOBA is also sensitive to changes in interest rates.

Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Deferred tax assets are assessed periodically by management to determine if they are realizable. Factors in management’s determination include the performance of the business, the ability to generate capital gains from a variety of sources, and tax planning strategies. If based on available information, it is more likely than not that the deferred income tax asset will not be realized then a valuation allowance must be established with a corresponding charge to net income. Such charges could have a material adverse effect on our results of operations or financial position.

Our valuation of fixed maturity, equity and trading securities may include methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect our results of operations or financial condition.

During periods of market disruption, it may be difficult to value certain of our investment securities, such as sub-prime mortgage backed securities, if trading becomes less frequent and/or market data becomes less observable. There may be cases where assets in normally active markets with significant observable data become inactive with insufficient observable data due to the current financial environment or market conditions. As a result, valuations may include inputs and assumptions that are less observable or require greater estimation and judgment as well as valuation methods which are more complex. These values may not be ultimately realizable in a market transaction, and such values may change very rapidly as market conditions change and valuation assumptions are modified. Decreases in value may have a material adverse effect on our results of operations or financial condition.

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

Credit and Counterparty Risks

A downgrade or potential downgrade in our financial strength or Prudential Financial’s credit ratings could increase our borrowing costs and/or hurt our relationships with creditors or, trading counterparties.

A downgrade in our financial strength or Prudential Financial’s credit ratings could potentially, among other things, increase the number or value of policy surrenders and withdrawals, increase our borrowing costs and potentially make it more difficult to borrow funds, adversely affect the availability of financial guarantees, such as letters of credit, cause additional collateral requirements or other required payments under certain agreements, allow our affiliated counterparty to terminate derivative agreements, and/or hurt our relationships with creditors, distributors or trading counterparties thereby potentially negatively affecting our profitability, liquidity and/or capital. In addition, we consider our own risk of non-performance in determining the fair value of our liabilities, including insurance liabilities that are classified as embedded derivatives under U.S. GAAP. Therefore, changes in Prudential Financial’s credit ratings or our financial strength ratings may affect the fair value of our liabilities.

We cannot predict what additional actions rating agencies may take, or what actions we may take in response to the actions of rating agencies, which could adversely affect our business. As with other companies in the financial services industry, our ratings could be downgraded at any time and without notice by any rating agency.

Losses due to defaults by others, including issuers of investment securities or reinsurance, bond insurers and our derivative instrument counterparties, downgrades in the ratings of securities we hold or of bond insurers, insolvencies of insurers in jurisdictions where we write business and other factors affecting our counterparties or the value of their securities could adversely affect the value of our investments, the realization of amounts contractually owed to us, result in assessments or additional statutory capital requirements or reduce our profitability or sources of liquidity.

Issuers and borrowers whose securities or loans we hold, customers, vendors, trading counterparties, counterparties under swaps and other derivative contracts, reinsurers, clearing agents, exchanges, clearing houses and other financial intermediaries and guarantors, including bond insurers, may default on their obligations to us or be unable to perform service functions that are significant to our business due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud or other reasons. Such defaults, could have an adverse effect on our results of operations and financial condition. A downgrade in the ratings of bond insurers could also result in declines in the value of our fixed maturity investments supported by guarantees from bond insurers.

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

Certain Product Related Risks

Guarantees within certain of our products that protect policyholders may decrease our earnings or increase the volatility of our results of operations or financial position under U.S. GAAP if our hedging or risk management strategies prove ineffective or insufficient.

Certain of our products, particularly our variable annuity products, include guarantees of income streams for stated periods or for life. Downturns in equity markets, increased equity volatility, or (as discussed above) reduced interest rates could result in an increase in the valuation of liabilities associated with such products, resulting in increases in reserves and reductions in net income. We use a variety of affiliated reinsurance, hedging and risk management strategies, including product features, to mitigate these risks in part. These strategies may, however, not be fully effective. We and our reinsurance affiliates may also choose not to fully hedge these risks. Hedging instruments may not effectively offset the costs of guarantees or may otherwise be insufficient in relation to our obligations. Hedging instruments also may not change in value correspondingly with associated liabilities due to equity market or interest rate conditions or other reasons. We and our reinsurance affiliate sometimes choose to hedge these risks on a basis that does not correspond to their anticipated or actual impact upon our results of operations or financial position under U.S. GAAP. Changes from period to period in the valuation of these policy benefits, and in the amount of our obligations effectively hedged, will result in volatility in our results of operations and financial position under U.S. GAAP. Estimates and assumptions we make in connection with hedging activities may fail to reflect or correspond to our actual long-term exposure in respect of our guarantees. Further, the risk of increases in the costs of our guarantees not covered by our hedging and other capital and risk management strategies may become more significant due to changes in policyholder behavior driven by market conditions or other factors. The above factors, individually or collectively, may have a material adverse effect on our and our reinsurance affiliates results of operations, financial condition or liquidity.

Regulatory and Legal Risks

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

The Company is subject to the rules and regulations of the SEC relating to public reporting and disclosure, accounting and financial reporting, and corporate governance matters. The Sarbanes-Oxley Act of 2002 and rules and regulations adopted in furtherance of that Act have substantially increased the requirements in these and other areas for the Company and certain of our affiliates. Our internal controls over financial reporting may have gaps or other deficiencies and there is no assurance that significant deficiencies or material weaknesses in internal controls may not occur in the future. Any such gaps or deficiencies may require significant resources to remediate and may also expose the Company to litigation, regulatory fines or penalties or other losses.

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

Insurance regulators have implemented changes in the way in which companies must determine statutory reserves for variable annuities and products with similar guarantees as of the end of 2009. Insurance regulators continue to proceed to develop a principles based reserving approach for life insurance products. The timing and the effect of these changes are still uncertain.

Insurance regulators are reviewing life insurers’ use of captive reinsurance companies. We cannot predict what, if any, changes may result from this review. If applicable insurance laws are changed in a way that impairs the use of captive reinsurance companies, our financial results and liquidity and capital position may be adversely affected. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Affiliated Captive Reinsurance” for information on our use of captive reinsurance companies.

The NAIC is reviewing life insurers’ use of separate accounts that are insulated (where assets of the separate account equal to the reserves and other contract liabilities with respect to the account may not be charged with liabilities arising out of any other business of the company) for products that are not variable, which might lead to a recommendation against the allowance of insulation for certain products. We cannot predict what, if any, changes may result from this review and possible recommendations. If applicable insurance laws are changed in a way that impairs the use of insulation for certain contracts, our ability to compete effectively in certain markets may be adversely affected. In addition, our financial results and liquidity and capital position may also be adversely affected.

The failure of the Company to meet applicable Risk Based Capital, or RBC, requirements or minimum statutory capital and surplus requirements could subject the Company to further examination or corrective action by state insurance regulators. The failure to maintain the RBC ratios of the Company at desired levels could also adversely impact our competitive position, including as a result of downgrades to our financial strength ratings.

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

See “Business—Regulation” for discussion of regulation of our business.

The Dodd-Frank Wall Street Reform and Consumer Protection Act has and will subject the Company, our parent and our affiliates to substantial additional federal regulation and we cannot predict the effect on our business, results of operations, cash flows or financial condition.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), subjects us to substantial federal regulation. Dodd-Frank directs existing and newly-created government agencies and bodies to promulgate regulations implementing the law, a process that is underway and expected to continue over the next few years. We cannot predict with any certainty the requirements of the regulations recently or not yet adopted or how Dodd-Frank and such regulations will affect the financial markets generally, impact our business, Prudential Financial’s credit ratings or our financial strength ratings, results of operations, cash flows or financial condition or advise or require us to hold or raise additional capital. Key aspects of Dodd-Frank’s impact on us include:

—

On October 19, 2012, Prudential Financial received notice that it is under consideration by the Financial Stability Oversight Council (“Council”) for a proposed determination that Prudential Financial should be subject to stricter prudential regulatory standards and supervision by the Board of Governors of the Federal Reserve System (“FRB”) pursuant to Dodd-Frank as a “Designated Financial Company.” We cannot predict whether Prudential Financial will be designated as a Designated Financial Company. If so designated, Prudential Financial would become subject to stricter prudential standards, including stricter requirements and limitations relating to risk-based capital, leverage, liquidity and credit exposure, and a requirement to maintain a plan for rapid and orderly dissolution in the event of severe financial distress. Failure to meet defined measures of financial condition could result in substantial restrictions on our business and capital distributions. Prudential Financial would also become subject to stress tests to be promulgated by the FRB which could cause Prudential Financial or the Company to alter our business practices or affect the perceptions of regulators, rating agencies, customers, counterparties or investors of our financial strength.

—

If designated, Prudential Financial could also be subject, pursuant to future FRB rulemaking, to additional capital requirements for, and quantitative limits on, proprietary trading and sponsorship of, and investment in, hedge, private equity and other covered funds.

—

The Council could recommend new or heightened standards and safeguards for activities or practices Prudential Financial and other financial services companies engage in. We cannot predict whether any such recommendations will be made or their effect on our business, results of operations, cash flows or financial condition.

—

Dodd-Frank creates a new framework for regulation of the over-the-counter (“OTC”) derivatives markets which could impact various activities of Prudential Global Funding (“PGF”), Prudential Financial and the Company, which use derivatives for various purposes (including hedging interest rate, foreign currency and equity market exposures). Final regulations adopted could substantially increase the cost of hedging and related operations, affect the profitability of our products or their attractiveness to our clients or cause us to alter our hedging strategy or implementation thereof or increase and/or change the composition of the risks we do not hedge.

—

Title II of Dodd-Frank provides that a financial company such as Prudential Financial may be subject to a special orderly liquidation process outside the federal bankruptcy code, administered by the FDIC as receiver, upon a determination that Prudential Financial is in default or in danger of default and presents a systemic risk to U.S. financial stability. We cannot predict how creditors of Prudential Financial or its insurance and non-insurance subsidiaries, including the holders of Prudential Financial debt, will evaluate this potential or whether it will impact our financing or hedging costs.

See “Business—Regulation” for further discussion of the impact of Dodd-Frank on our business.

Changes in accounting requirements could negatively impact our reported results of operations and our reported financial position.

Accounting standards are continuously evolving and subject to change. For example, consideration has been given to requiring companies like Prudential Financial to report financial results in accordance with International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board rather than U.S. GAAP. Regardless of whether the SEC requires IFRS, U.S. GAAP may undergo extensive changes as a result of current standard setting initiatives of the Financial Accounting Standards Board. These and other changes in accounting standards may impose special demands on issuers in areas such as corporate governance, internal controls and disclosure. Changes in accounting standards, or their interpretation, may negatively affect our reported results of operations and our reported financial condition.

Changes in U.S. federal, state or local income tax laws could make some of our products less attractive to consumers and increase our tax costs.

There is uncertainty regarding U.S. taxes both for individuals and corporations. Discussions in Washington continue concerning the need to reform the tax code, primarily by lowering the tax rates and broadening the base by reducing or eliminating certain tax expenditures. Reducing or eliminating certain tax expenditures could make our products less attractive to customers. It is unclear whether or when Congress may take up overall tax reform and what would be the impact of reform on the Company and its products.

However even in the absence of overall tax reform, the large federal deficit, as well as the budget constraints faced by many states and localities, increases the likelihood that Congress and state and local governments will raise revenue by enacting legislation to increase the taxes paid by individuals and corporations. This can be accomplished either by raising rates or otherwise changing the tax rules.

Congress from time to time considers legislation that could make our products less attractive to consumers, Current U.S. federal income tax laws generally permit certain holders to defer taxation on the build-up of value of annuities and life insurance products until payments are actually made to the policyholder or other beneficiary and to exclude from taxation the death benefit paid under a life insurance contract. While higher tax rates increase the benefits of tax deferral on the build-up of value of annuities and life insurance, making our products more attractive to consumers, legislation that reduces or eliminates deferral would have a potential negative effect on our products. In addition, changes in the tax rules that result in higher corporate taxes will increase the Company’s actual tax expense, thereby reducing earnings.

Congress, as well as state and local governments, also considers from time to time legislation that could increase the amount of corporate taxes we pay, thereby reducing earnings. For example, changes in the law relating to tax reserving methodologies for term life or universal life insurance policies with secondary guarantees or other products could result in higher current taxes.

The Obama Administration’s Revenue Proposals include proposals which, if enacted, would affect the taxation of life insurance companies and certain life insurance products. The proposals would also change the method used to determine the amount of dividend income received by a life insurance company on assets held in separate accounts used to support products, including variable life insurance and variable annuity contracts that is eligible for the dividends received deduction, or DRD. The DRD reduces the amount of dividend income subject to tax and is a significant component of the difference between our actual tax expense and the expected tax amount determined using the federal statutory tax rate of 35%. If proposals of this type were enacted, the Company’s actual tax expense could increase, thereby reducing earnings.

The products we have sold have different tax characteristics, in some cases generating tax deductions. The level of profitability of certain of our products is significantly dependent on these characteristics and our ability to continue to generate taxable income, which is taken into consideration when pricing products and is a component of our capital management strategies. Accordingly, changes in tax law, our ability to generate taxable income, or other factors impacting the availability or value of the tax characteristics generated by our products, could impact product returns. In addition, the adoption of “principles based” approaches for statutory reserves may lead to significant changes to the way tax reserves are determined and thus reduce future tax deductions.

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

Material pending litigation and regulatory matters affecting us, and certain risks to our businesses presented by such matters, are discussed under “Contingent Liabilities and Litigation” in Note 12 to the Financial Statements. Our litigation and regulatory matters are subject to many uncertainties, and given their complexity and scope, their outcome cannot be predicted. Our reserves for litigation and regulatory matters may prove to be inadequate. It is possible that our results of operations or cash flow in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation and regulatory matters depending, in part, upon the results of operations or cash flow for such period. In light of the unpredictability of the Company’s litigation and regulatory matters, it is also possible that in certain cases an ultimate unfavorable resolution of one or more pending litigation or regulatory matters could have a material adverse effect on the Company’s financial position.

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

Operational Risks

Our risk management policies and procedures may leave us exposed to unidentified or unanticipated risk, which could adversely affect our business or result in losses.

Our policies, procedures and controls to monitor and manage risks, including hedging programs through which we and our affiliates utilize derivative financial instruments, may not be fully effective in achieving their purposes and may leave us exposed to unidentified and unanticipated risks. The Company and the reinsurance affiliate use models in its hedging programs and many other aspects of its operations, including but not limited to the estimation of actuarial reserves, the amortization of DAC, DSI and VOBA and the valuation of certain other assets and liabilities. These models rely on assumptions and projections that are inherently uncertain. Management of operational, legal and regulatory risks requires, among other things, policies, procedures and controls to record properly and verify a large number of transactions and events, and these policies, procedures and controls may not be fully effective.

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

Other Risks

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

—

Catastrophic loss of life due to natural or man-made disasters could cause us to pay benefits at higher levels and/or materially earlier than anticipated and could lead to unexpected changes in persistency rates.

—

A natural or man-made disaster could result in disruptions in our operations, losses in our investment portfolio or the failure of our counterparties to perform, or cause significant volatility in global financial markets.

—

A terrorist attack affecting financial institutions in the United States or elsewhere could negatively impact the financial services industry in general and our business operations, investment portfolio and profitability in particular.

—

Pandemic disease, caused by a virus such as H5N1, the “avian flu” virus, or H1N1, the “swine flu” virus, could have a severe adverse effect on our business. The potential impact of such a pandemic on our results of operations and financial position is highly speculative, and would depend on numerous factors, including: in the case of the avian flu virus, the probability of the virus mutating to a form that can be passed easily from human to human; the effectiveness of vaccines and the rate of contagion; the regions of the world most affected; the effectiveness of treatment for the infected population; the rates of mortality and morbidity among various segments of the insured population; the collectability of reinsurance; the possible macroeconomic effects of a pandemic on the Company’s asset portfolio; the effect on lapses and surrenders of existing policies, as well as sales of new policies; and many other variables.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Company occupies office space in Shelton, Connecticut, which is leased from an affiliate, Prudential Annuities Information Services and Technology Corporation.

Item 3. Legal Proceedings

See Note 12 to the Financial Statements under “—Litigation and Regulatory Matters” for a description of material pending litigation and regulatory matters affecting us, and certain risks to our businesses presented by such matters.

Item 4. Mine Safety Disclosures

Not Applicable

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company is a wholly owned subsidiary of PAI. There is no public market for the Company’s common stock.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations, or “MD&A”, is omitted pursuant to General Instruction I(2)(a) of Form 10-K. The management narrative for PALAC, that follows should be read in conjunction with the Forward-Looking Statements included below the Table of Contents, “Risk Factors”, and the Financial Statements and related notes included in this Annual Report on Form 10-K.

Management’s narrative addresses the financial condition of PALAC as of December 31, 2012, compared with December 31, 2011, and its results of operations for the years ended December 31, 2012 and 2011.

Overview

The Company has sold a wide array of annuities, including (1) deferred and immediate variable annuities that are registered with the United States Securities and Exchange Commission (the “SEC”), including fixed interest rate allocation options, subject to a market value adjustment, and (2) fixed-rate allocation options not subject to a market value adjustment and not registered with the SEC. In addition, the Company has a relatively small inforce block of variable life insurance policies, but it no longer actively sells such policies.

Beginning in March 2010, the Company ceased offering its existing variable annuity products (and where offered, the companion market value adjustment option) to new investors upon the launch of a new product line by each of Pruco Life Insurance Company and Pruco Life Insurance Company of New Jersey (which are affiliates of the Company). These initiatives were implemented to create operational and administrative efficiencies by offering a single product line of annuity products from a more limited group of legal entities. During 2012, the Company announced the suspension of additional customer deposits for variable annuities with certain optional living benefit riders.

Revenues and Expenses

The Company earns revenues from policy charges, fee income, asset administration fees calculated on the average separate account fund balances and from net investment income on the investment of general account and other funds. The Company’s operating expenses principally consist of insurance benefits provided and reserves established for anticipated future insurance benefits, general business expenses, commissions and other costs of selling and servicing the various products it sold.

Profitability

The Company’s profitability depends principally on its ability to manage risk on insurance and annuity products. Profitability also depends on, among other items, our actuarial and policyholder behavior experience on insurance and annuity products, our ability to retain customer assets, generate and maintain favorable investment results, and to manage expenses.

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

Deferred Policy Acquisition and Other Costs

We capitalize costs that are directly related to the acquisition of annuity contracts. These costs primarily include commissions, as well as costs of policy issuance and underwriting and certain other expenses that are directly related to successfully negotiated contracts. See Note 2 to our Financial Statements for a discussion of the new authoritative guidance adopted effective January 1, 2012, regarding which costs relating to the acquisition of new or renewal contracts qualify for deferral. We have also deferred costs associated with sales inducements related to our variable and fixed annuity contracts. Sales inducements are amounts that are credited to the policyholder’s account balance as an inducement to purchase the contract. For additional information about sales inducements, see Note 7 to the Financial Statements. We amortize these deferred policy acquisition costs, or DAC, and deferred sales inducements, or DSI, over the expected lives of the contracts, based on our estimates of the level and timing of gross profits. As described in more detail below, in calculating DAC and DSI amortization we are required to make assumptions about investment returns, mortality, persistency, and other items that impact our estimates of the level and timing of gross profits. We also periodically evaluate the recoverability of our DAC and DSI. For certain contracts, this evaluation is performed as part of our premium deficiency testing, as discussed further below in “—Policyholder Liabilities.” As of December 31, 2012, DAC and DSI were $906.8 million and $556.8 million, respectively.

Amortization methodologies

DAC and DSI are amortized over the expected life of the policy in proportion to total gross profits. In calculating gross profits, we consider mortality, persistency, and other elements as well as rates of return on investments associated with these contracts and the cost related to our guaranteed minimum death and guaranteed minimum income benefits. In addition, in calculating gross profits, we include the profits and losses related to contracts issued by the Company that are reported in affiliated legal entities other than the Company as a result of, for example, reinsurance agreements with those affiliated entities, as discussed below. The Company is an indirect subsidiary of Prudential Financial (an SEC registrant) and has extensive transactions and relationships with other subsidiaries of Prudential Financial, including reinsurance agreements, as discussed in Note 13 to the Financial Statements. Incorporating all product-related profits and losses in gross profits, including those that are reported in affiliated legal entities, produces a DAC amortization pattern representative of the total economics of the products. For a further discussion of the amortization of DAC and DSI, see “—Results of Operations.”

Total gross profits include both actual experience and estimates of gross profits for future periods. We regularly evaluate and adjust the related DAC and DSI balances with a corresponding charge or credit to current period earnings for the impact of actual gross profits and changes in our assumptions regarding estimated future gross profits on our DAC and DSI amortization rates. Adjustments to the DAC and DSI balances include the impact to our estimate of total gross profits of the annual review of assumptions, our quarterly adjustments for current period experience, and our quarterly adjustments for market performance. Each of these adjustments is further discussed below in “Annual assumptions review and quarterly adjustments.”

We include the impact of the embedded derivatives associated with certain of the optional living benefit features of our variable annuity contracts and related hedging activities in actual gross profits used as the basis for calculating current period amortization, including any impacts that are recorded in the reinsurance affiliate. We include only certain of these impacts in our best estimate of gross profits used to determine DAC and DSI amortization rates. Beginning in 2012, we include the difference between the change in the fair value of hedge positions and the change in the value of an internally-defined hedge target in our best estimate of total gross profits used for determining amortization rates each quarter, without regard to the permanence of the changes. In 2011 and the second half of 2010, we included these impacts only to the extent this net amount was determined by management to be other-than-temporary. The internally-defined hedge target is grounded in a U.S. GAAP/capital markets valuation framework, with three notable modifications:

1.	The impact of non-performance risk (“NPR”) is excluded to maximize protection against the entire projected claim irrespective of the possibility of our own default.

2.	A credit spread is added to the risk-free rate of return assumption used under U.S. GAAP to estimate future growth of bond investments in the customer separate account funds in order to better replicate the projected returns within those funds.

3.	The equity volatility assumption is adjusted to remove certain risk margins required under U.S. GAAP valuation which are used in the projection of customer account values, as we believe the impact of these margins is highly sensitive to short-term market conditions and does not reflect the long-term nature of these guarantees.

Prior to changing our hedging strategy to incorporate the internally-defined hedge target in the second half of 2010, we considered the change in the fair value of hedge positions and the change in the embedded derivative liability as defined under U.S. GAAP, excluding the impact of the market-perceived risk of our own non-performance, each quarter in determining amortization rates. These changes over time reflect our regular review of the estimated profitability of our business, changes in our hedging strategy and other factors. For additional information regarding the living benefit hedging program and the reinsurance of certain optional living benefit features to Pruco Re, see “Item 1. Business—Products” and Note 13 to the Financial Statements.

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

The quarterly adjustments for market performance referred to above reflect the impact of changes to our estimate of total gross profits to reflect actual fund performance. A significant portion of gross profits for our variable annuity contracts are dependent upon the total rate of return on assets held in separate account investment options. This rate of return influences the fees we earn, costs we incur associated with the guaranteed minimum death and guaranteed minimum income benefit features related to our variable annuity contracts, as well as other sources of profit. Returns that are higher than our expectations for a given period produce higher than expected account balances, which increase the future fees we expect to earn and decrease the future costs we expect to incur associated with the guaranteed minimum death and guaranteed minimum income benefit features related to our variable annuity contracts. The opposite occurs when returns are lower than our expectations. The changes in future expected gross profits are used to recognize a cumulative adjustment to all prior periods’ amortization.

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

We update the near term rates of return and our estimate of total gross profits each quarter to reflect the result of the reversion to the mean approach, which assumes a convergence to the long-term expected rates of return. These market performance related adjustments to our estimate of total gross profits result in cumulative adjustments to prior amortization, reflecting the application of the new required rate of amortization to all prior periods’ gross profits. The new required rate of amortization is also applied prospectively to future gross profits in calculating amortization in future periods

We use distinct rates of return for equity and fixed income investments. As of December 31, 2012, our assumptions reflect an 8.0% long-term equity expected rate of return and a near-term mean reversion equity rate of return of 9.1%. As of December 31, 2012, all contract groups within our variable annuities business utilized these rates, as the near-term mean reversion equity rate of return was less than our 13% maximum. Fixed income expected rates of return include a risk-free return plus a credit spread and consider the duration and credit profile of the respective bond funds. Fixed income returns reflect a grading from current rates up to long term rates over a ten year period. The weighted average fixed income expected rate of return after the ten year grading period is 5.4%.

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

	December 31, 2012

	Increase/(Reduction) in DAC (1)	Increase/(Reduction) in DSI

	(in millions)
Increase in future rate of return by 100 basis points	$57	$36
Decrease in future rate of return by 100 basis points	$(68)	$(42)

See “Results of Operations” for a discussion of the impact of DAC and DSI amortization.

Value of Business Acquired

In addition to DAC and DSI, we also recognize an asset for value of business acquired or VOBA. VOBA includes an explicit adjustment to reflect the cost of capital attributable to acquired insurance contracts, and represents an adjustment to the stated value of inforce insurance contract liabilities to present them at fair value, determined as of the acquisition date. As of December 31, 2012, VOBA was $43 million. VOBA is amortized over the expected life of the acquired contracts. For additional information about VOBA including its bases for amortization, see Note 5 of the Financial Statements. VOBA is also subject to recoverability testing at the end of each reporting period to ensure that balance does not exceed the present value of anticipated gross profits.

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

—	Valuation of investments, including derivatives

—	Recognition of other-than-temporary impairments

—	Determination of the valuation allowance for losses on commercial mortgage and other loans

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

In establishing reserves for guaranteed minimum death (“GMDBs”) and guaranteed minimum income (“GMIBs”) benefits related to variable annuity contracts, we must make estimates and assumptions about the timing of annuitization, contract lapses and contractholder mortality, as well as interest rates and equity market returns. Assumptions relating to contractholder behavior, such as the timing of annuitization and contract lapses, are based on our experience by contract group, and vary by product type and year of issuance. We adjust base lapse rate assumptions at the contract level based on a comparison of the actuarially-calculated value and the current policyholder account value, as well as other factors, such as the applicability of any surrender charges. This dynamic lapse rate adjustment reduces the base lapse rate when the guaranteed amount is greater than the account value, as in-the-money contracts are less likely to lapse. Lapse rates are also generally assumed to be lower for the period where surrender charges apply. Mortality assumptions are generally based on standard industry tables, which we adjust based on our historical experience, and also incorporate a mortality improvement assumption.

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

December 31, 2012
Increase/(Reduction) in GMDB/GMIB Reserves
(in millions)
Increase in future rate of return by 100 basis points	$(39)
Decrease in future rate of return by 100 basis points	$48

For a discussion of adjustments to the reserves for GMDBs and GMIBs for the years ended December 31, 2012 and 2011, see “—Results of Operations”.

The Company’s liability for future policy benefits also includes reserves based on the present value of estimated future payments to or on behalf of policyholders related to contracts that have annuitized, where the timing and amount of payment depends on policyholder mortality. Expected mortality is generally based on the Company’s historical experience or standard industry tables. Interest rate assumptions are based on factors such as market conditions and expected investment returns. Although mortality and interest rate assumptions are “locked-in” upon the issuance of new insurance or annuity business with fixed and guaranteed terms, significant changes in experience or assumptions may require the Company to provide for expected future losses on a product by establishing premium deficiency reserves.

Taxes on Income

Our effective tax rate is based on income, non-taxable and non-deductible items, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate. Inherent in determining our annual tax rate are judgments regarding business plans, planning opportunities and expectations about future outcomes.

Items required by tax regulations to be included in the tax return may differ from the items reflected in the financial statements. As a result, the effective tax rate reflected in the financial statements may be different than the actual rate applied on the tax return. Some of these differences are permanent such as expenses that are not deductible in our tax return, and some differences are temporary, reversing over time, such as valuation of insurance reserves. Temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in future years for which we have already recorded the tax benefit in our income statement. Deferred tax liabilities generally represent tax expense recognized in our financial statements for which payment has been deferred, or expenditures for which we have already taken a deduction in our tax return but have not yet been recognized in our financial statements.

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

An increase or decrease in our effective tax rate by one percent of income (loss) from continuing operations before income taxes, would have resulted in an increase or decrease in our income from continuing operations in 2012 of $9 million

U.S. GAAP prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on tax returns. The application of this guidance is a two-step process, the first step being recognition. We determine whether it is more likely than not, based on the technical merits, that the tax position will be sustained upon examination. If a tax position does not meet the more likely than not recognition threshold, the benefit of that position is not recognized in the financial statements. The second step is measurement. We measure the tax position as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate resolution with a taxing authority that has full knowledge of all relevant information. This measurement considers the amounts and probabilities of the outcomes that could be realized upon ultimate settlement using the facts, circumstances, and information available at the reporting date.

The Company’s liability for income taxes includes the liability for unrecognized tax benefits and interest that relate to tax years still subject to review by the Internal Revenue Service (“IRS”) or other taxing authorities. See Note 9 to the Financial Statements for a discussion of the impact in 2010, 2011 and 2012 of changes to our total unrecognized tax benefits. We do not anticipate any significant changes within the next 12 months to our total unrecognized tax benefits related to tax years for which the statute of limitations has not expired.

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

See Note 2 to the Financial Statements for a complete discussion of newly issued accounting pronouncements, including further discussion of the new authoritative guidance addressing which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral.

Changes in Financial Position

2012 versus 2011

Total assets increased by $0.6 billion, from $52.2 billion at December 31, 2011 to $52.8 billion at December 31, 2012. Separate account assets increased $1.7 billion, primarily driven by market appreciation and the impact of the asset transfer feature which moved customer account values from the general account to the separate account due to favorable markets in 2012, partially offset by net outflows as a result of contractholder surrenders. DAC and DSI increased by $240 million and $111 million, respectively, resulting from the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions as well favorable assumption unlockings. Partially offsetting the above increases was a $1.3 billion decrease in total investments mainly due to contractholder surrenders and the asset transfer feature which moved customer account values from the general account to the separate account due to favorable markets in 2012.

During the period, total liabilities increased by $0.4 billion, from $51.2 billion at December 31, 2011 to $51.6 billion at December 31, 2012. Separate account liabilities increased by $1.7 billion offsetting the increase in separate accounts assets above. Partially offsetting the above increase was a $1.1 billion decrease in policyholder account balances driven by account value run off and the asset transfer feature which moved customer account values to the separate account due to favorable markets, as discussed above. In addition, long-term debt decreased by $200 million driven by the repayment of debt with Prudential Financial.

Total equity increased by $223 million from $1,021 million at December 31, 2011 to $1,244 million at December 31, 2012. The increase in total equity was primarily driven by net income of $634 million, partially offset by a $408 million dividend to our ultimate parent, Prudential Financial.

Results of Operations

2012 versus 2011 Annual Comparison

Income (Loss) from Operations before Income Taxes

Income from operations before income taxes increased $1,175 million from a loss of $317 million in 2011 to income of $858 million in 2012. Results for both periods include the impact on the amortization of DAC and other costs, and on the reserves for the GMDB and GMIB features, of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions and of changes in the estimated profitability of the business, as discussed in more detail below. Excluding these items, income (loss) from operations before income taxes decreased $197 million, primarily driven by lower fee income, net of distribution costs, due to lower average variable annuity account values invested in separate accounts driven by negative net flows as a result of contractholder surrenders. There are limited offsetting inflows due to the discontinuation of new sales discussed above. Also contributing to the decrease was an unfavorable variance related to differences between the mark-to-market of the non-reinsured portion of the living benefit embedded derivative liability and related hedge positions primarily due to NPR gains in the prior year driven by Pre-NPR reserve increases resulting from unfavorable markets.

The following table reflects the impact on the amortization of DAC and other costs and on the GMDB/GMIB reserves of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions, and of changes in the estimated profitability of the business.

	Year Ended December 31,

	2012	2011

	($ in millions)
	(1)
Impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions	$164	$(613)
Impacts of changes in the estimated profitability of the business	400	(195)

Totals	$564	$(808)

(1)	Amounts reflect (charges) or benefits for (increases) or decreases, respectively, in the amortization of DAC and other costs and for GMDB/GMIB reserve (increases) or decreases, respectively.

We amortize DAC and other costs over the expected lives of the contracts based on the level and timing of gross profits on the underlying product. In calculating gross profits, we consider mortality, persistency, and other elements as well as rates of return on investments associated with these contracts and include profits and losses related to these contracts that are reported in affiliated legal entities other than the Company as a result of, for example, reinsurance agreements with those affiliated entities. The Company is an indirect subsidiary of Prudential Financial (an SEC registrant) and has extensive transactions and relationships with other subsidiaries of Prudential Financial, including reinsurance agreements, as discussed in Note 13 to the Financial Statements. Incorporating all product-related profits and losses in gross profits, including those that are reported in affiliated legal entities, produces an amortization pattern representative of the economics of the products.

The impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions, primarily relates to changes in the valuation of the reinsured living benefit liabilities related to NPR which we and the reinsurance affiliate believe to be non-economic, and choose not to hedge. The favorable variance was driven by NPR losses in the reinsurance affiliate in 2012, which resulted in amortization benefits, compared to NPR gains in 2011 which resulted in amortization expense. Negative NPR adjustments in the reinsurance affiliate in 2012 were primarily driven by tightening of NPR spreads. NPR gains in the reinsurance affiliate in 2011 were primarily driven by a higher base of embedded derivative liabilities before NPR due to declines in interest rates and equity markets. For additional information regarding the living benefit hedging program and the reinsurance of certain optional living benefit features, see “Item 1. Business—Products.”

The impacts of changes in the estimated profitability of the business include adjustments to GMDB/GMIB reserves and the amortization of DAC and other costs for the impacts of market performance, current period experience and the annual review and update of assumptions performed in the third quarter. The $400 million net benefit in 2012 was primarily driven by favorable differences in the change of the fair value of the hedge target liability and the change in the fair value of the hedge assets primarily in the reinsurance affiliate due to favorable changes in market conditions. Also contributing to the benefit was the impact of positive market performance on customer accounts relative to our assumptions, as well as the impact of annual assumption updates. The annual assumption updates were driven by updates to actuarial assumptions and other refinements, partially offset by updates to our economic assumptions, primarily reflecting reductions to our long-term interest and equity rate of return assumptions. The $195 million net charge in 2011 was primarily driven by unfavorable differences in the change of the fair value of the hedge target liability and the change in the fair value of the hedge assets primarily in the reinsurance affiliate, due to unfavorable market conditions. Also contributing to the charge was the impact of negative market performance on customer accounts relative to our assumptions. For additional information regarding the net hedging impacts that are included in our best estimate of gross profits used to set amortization rates, see “—Accounting Policies & Pronouncements—Application of Critical Accounting Estimates—Deferred Policy Acquisition and Other Costs.”

Revenues

Revenues decreased $243 million, primarily driven by a $155 million decrease in realized investment gains/losses, net, primarily due to an unfavorable variance related to our non-reinsured living benefit features, as discussed above, as well as by lower realized gains on sales of invested assets. Net investment income decreased $28 million as a result of lower average annuity account values in the general account, primarily resulting from net transfers from the fixed-rate option in the general account to the separate accounts relating to favorable markets and the asset transfer feature. Policy charges and fee income decreased $28 million driven by lower fee and asset management income primarily driven by an decrease in average variable annuity asset balances invested in separate accounts, as discussed above, partially offset by a favorable variance from lower market value adjustments paid to contractholders related to the Company’s market value adjusted investments option (“MVA”) option primarily due to differences in market conditions and transfers of assets related to the asset transfer feature. Asset management fees decreased $26 million, primarily due to lower average separate account assets mainly driven by negative net flows.

Benefits and Expenses

Benefits and expenses decreased $1.4 billion, primarily driven by a decrease of $0.9 billion in amortization of DAC and a decrease of $0.5 billion in interest credited to policyholders’ account balances, which includes DSI amortization. Lower DAC and DSI amortization were related to the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions and the impact of changes in the estimated profitability of the business, as discussed above. Also contributing to the decrease was lower interest credited to policyholders’ account balances due to lower average annuity account values in the fixed-rate option of the general account.

Income Taxes

Shown below is our income tax provision for the years ended December 31, 2012, 2011 and 2010, separately reflecting the impact of certain significant items. Also presented below is the income tax provision that would have resulted from application of the statutory 35% federal income tax rate in each of these periods.

		2012		2011		2010

		(in millions)
Tax provision	$	223.6	$	(166.1)	$	119.5
Impact of:
Non taxable investment income		66.9		47.5		55.5
Tax credits		10.3		7.5		11.3
State income taxes, net of federal benefit		-		-		0.6
Other		(0.6)		(0.1)		(0.3)

Tax provision at statutory rate	$	300.2	$	(111.2)	$	186.6

Our income tax provision amounted to an income tax expense of $224 million in 2012 compared to a benefit of $166 million in 2011. The increase in income tax expense primarily reflects the increase in pre-tax income from continuing operations for the year ended December 31, 2012.

We employ various tax strategies, including strategies to minimize the amount of taxes resulting from realized capital gains.

For additional information regarding income taxes, see Note 9 to the Financial Statements.

Liquidity and Capital Resources

Overview

Liquidity refers to the ability to generate sufficient cash resources to meet the payment obligations of the Company. Capital refers to the long term financial resources available to support the operations of our business, fund business growth, and provide a cushion to withstand adverse circumstances. The ability to generate and maintain sufficient liquidity and capital depends on the profitability of our business, general economic conditions and our access to the capital markets through affiliates as described herein.

Management monitors the liquidity of Prudential Financial, Prudential Insurance and the Company on a daily basis and projects borrowing and capital needs over a multi-year time horizon through our quarterly planning process. We believe that cash flows from the sources of funds available to us are sufficient to satisfy the current liquidity requirements of Prudential Financial, and the Company, including reasonably foreseeable stress scenarios. Prudential Financial has a capital management framework in place that facilitates the allocation of capital and approval of capital uses, and Prudential Financial forecasts capital sources and uses on a quarterly basis. Furthermore, Prudential Financial employs a “Capital Protection Framework” to ensure the availability of sufficient capital resources to maintain adequate capitalization and competitive risk-based capital ratios under reasonably foreseeable stress scenarios.

The Dodd-Frank Act may result in the imposition of new capital and liquidity standards, including requirements regarding risk-based capital, leverage, liquidity, stress-testing and other matters. Prudential Financial is currently under consideration by the Financial Stability Oversight Council for a proposed determination that it should be subject to these and other regulatory standards and to supervision by the Board of Governors of the Federal Reserve System under the Dodd Frank Act. See “Business—Regulation” and “Risk Factors” for information regarding the potential impact of the Dodd-Frank Act.

Capital

Our capital management framework is primarily based on statutory risk based capital measures. In addition, we also use an economic capital framework to inform capital decisions.

The Risk Based Capital, or RBC, ratio is a primary measure of the capital adequacy of the Company. RBC is calculated based on statutory financial statements and risk formulas consistent with NAIC, practices. RBC considers, among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks and general business risks.

The RBC ratio calculations are intended to assist insurance regulators in measuring the insurer’s solvency and ability to pay future claims. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities, but is available to the public. As of December 31, 2012 the Company’s RBC ratio exceeds the minimum level required by applicable insurance regulations.

The regulatory capital level of the Company can be materially impacted by interest rate and equity market fluctuations, changes in the values of derivatives, the level of impairments recorded, and credit quality migration of the investment portfolio, among other items. Further, the recapture of business subject to reinsurance arrangements due to defaults by, or credit quality migration affecting, the reinsurers could result in higher required statutory capital levels. The regulatory capital level of the Company is also affected by statutory accounting rules which are subject to change by insurance regulators.

On December 11, 2012 and June 29, 2012, the Company paid extraordinary dividends of $160 million and $248 million, respectively, to our ultimate parent, Prudential Financial. On November 29, 2011 and June 30, 2011, the Company paid an ordinary dividend of $318 million and an extraordinary dividend of $270 million, respectively, to Prudential Financial.

Affiliated Captive Reinsurance

We manage certain risks associated with our variable annuity products through arrangements with an affiliated captive reinsurance company. We reinsure variable annuity living benefit guarantees to an affiliated captive reinsurance company, Pruco Re. This enables Prudential Financial to execute its living benefit hedging program within one legal entity, Pruco Re. In order for the Company to claim statutory reserve credit for business ceded to Pruco Re, Pruco Re must collateralize its obligation under the reinsurance agreement. Reinsurance reserve credit requirements can move materially in either direction due to changes in equity markets and interest rates, actuarial assumptions and other factors. Higher statutory reinsurance credit reserve requirements would require Pruco Re to deposit additional assets in the statutory reserve credit trusts, while lower statutory reinsurance credit reserve requirements would allow assets to be removed from the statutory reserve credit trusts. As of December 31, 2012 and 2011, the statutory reserve credit trusts required collateral of $2.1 billion and $1.2 billion respectively. Pruco Re has deposited assets into statutory reserve credit trusts to satisfy this requirement. The increase in comparison to 2011 was primarily driven by actuarial assumption updates, reflecting lower long-term interest rates, partially offset by the impact of higher equity markets.

Capital Protection Framework

We employ a “Capital Protection Framework” to ensure sufficient capital resources are available to maintain adequate capitalization and a competitive risk based capital ratio, under reasonably foreseeable stress scenarios. The Capital Protection Framework incorporates the potential impact from market related stresses, including equity markets, interest rates, and credit losses. Potential sources of capital include on-balance sheet capital, derivatives, reinsurance and contingent sources of capital. Although we continue to enhance our approach, we believe we currently have sufficient resources to maintain adequate capitalization and a competitive RBC ratio under reasonably foreseeable stress scenarios.

The Capital Protection Framework includes a program, managed at the Prudential Financial parent company level, designed to mitigate the impact of a severe equity market stress event on the statutory capital of Prudential Financial and its subsidiaries, as a whole. The program focuses on tail risk to protect statutory capital in a cost-effective manner under stress scenarios. To support this tail risk, in addition to holding on-balance sheet and other contingent sources of capital, as part of this program the Company has purchased equity index-linked derivatives that are designed to mitigate the impact of a severe equity market stress event on statutory capital. Prudential Financial assesses the composition of the hedging program on an ongoing basis and may change it from time to time based on an evaluation of its risk position or other factors.

Insurance regulators are reviewing life insurers’ use of captive reinsurance companies. We cannot predict what, if any, changes may result from this review. If applicable insurance laws are changed in a way that impairs the use of captive reinsurance companies, our financial results, liquidity and capital position may be adversely affected.

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

Liquidity is measured against internally developed benchmarks that take into account the characteristics of both the asset portfolio and the liabilities that they support. We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in calculating internal liquidity measures to evaluate liquidity under various stress scenarios, including company-specific and market-wide events. We believe we have adequate liquidity, including under these stress scenarios.

Cash Flow

The principal sources of the Company’s liquidity are certain annuity considerations, investment and fee income, investment maturities, as well as internal borrowings. The principal uses of that liquidity include benefits, claims, and payments to policyholders and contractholders in connection with surrenders, withdrawals and net policy loan activity. Other uses of liquidity include commissions, general and administrative expenses, purchases of investments, and payments in connection with financing activities. As discussed above, in March 2010, the Company ceased offering its existing variable annuity products to new investors upon the launch of a new product line by certain affiliates. Therefore, the Company expects to continue to see the overall level of cash flows decrease going forward as the book of business runs off.

We believe that the cash flows from our operations are adequate to satisfy our current liquidity requirements. The continued adequacy of this liquidity will depend upon factors such as future securities market conditions, changes in interest rate levels, contractholder perceptions of our financial strength, customer behavior and the relative safety and attractiveness of competing products, each of which could lead to reduced cash inflows or increased cash outflows. Our cash flows from investment activities result from repayments of principal, proceeds from maturities and sales of invested assets and investment income, net of amounts reinvested. The primary liquidity risks with respect to these cash flows are the risk of default by debtors or bond insurers, our counterparties’ willingness to extend repurchase and/or securities lending arrangements, commitments to invest and market volatility. We closely manage these risks through our credit risk management process and regular monitoring of our liquidity position.

In managing our liquidity, we consider the risk of policyholder and contractholder withdrawals of funds earlier than our assumptions when selecting assets to support these contractual obligations. We use surrender charges and other contract provisions to mitigate the extent, timing and profitability impact of withdrawals of funds by customers from annuity contracts and deposit liabilities.

Liquid Assets

Liquid assets include cash and cash equivalents, short-term investments, fixed maturities that are not designated as held-to-maturity and public equity securities. As of December 31, 2012 and 2011, the Company had liquid assets of $4.3 billion and $5.6 billion, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $0.1 billion and $0.2 billion as of December 31, 2012 and 2011. As of December 31, 2012, $4.0 million, or 95%, of the fixed maturity investments company general account portfolios were rated high or highest quality based on NAIC or equivalent rating. The remaining $0.2 million, or 5%, of these fixed maturity investments were rated other than high or highest quality.

Given the size and liquidity profile of our investment portfolios, we believe that claim experience, including customer withdrawals and surrenders, varying from our projections does not constitute a significant liquidity risk. Our asset/liability management process takes into account the expected maturity of investments and expected claim payments as well as the specific nature and risk profile of the liabilities. To the extent we need to pay claims in excess of projections, we may borrow temporarily or sell investments sooner than anticipated to pay these claims, which may result in increased borrowing costs or realized investment gains or losses affecting results of operations. The payment of claims and sale of investments earlier than anticipated would have an impact on the reported level of cash flow from operating and investing activities, respectively, in our financial statements. Historically, there has been no significant variation between the expected maturities of our investments and the payment of claims.

Prudential Funding, LLC

Prudential Financial and Prudential Funding, LLC, or Prudential Funding, a wholly-owned subsidiary of Prudential Insurance, borrow funds in the capital markets primarily through the direct issuance of commercial paper. The borrowings serve as an additional source of financing to meet our working capital needs. Prudential Funding operates under a support agreement with Prudential Insurance whereby Prudential Insurance has agreed to maintain Prudential Funding’s positive tangible net worth at all times.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Risk Management

Market risk is the risk of change in the value of financial instruments as a result of absolute or relative changes in, among other things, interest rates, foreign currency exchange rates and equity prices. To varying degrees, the investment activities supporting all of our products and services generate exposure to market risk. The primary source of our exposure to market risk is “other than trading” activities conducted in our annuity operations. The market risk incurred and our strategies for managing this risk vary by product. The market risk associated with “trading” activities is immaterial.

Risk management includes the identification and measurement of various forms of risk, the establishment of risk thresholds and the creation of processes intended to maintain risks within these thresholds while optimizing returns on the underlying assets or liabilities. As an indirect wholly-owned subsidiary of Prudential Financial, the Company benefits from the risk management strategies implemented by its parent. Risk range limits are established for each type of risk, and are approved by the Investment Committee of the Prudential Financial Board of Directors and subject to ongoing review. Our risk management process is an integral part of managing our core business and utilizes a variety of risk management tools and techniques, including:

—	Measures of price sensitivity to market changes (e.g., interest rates, foreign exchange, equity index prices)
—	Asset/liability management analytics
—	Stress scenario testing
—	Hedging programs
—	Risk management governance, including risk oversight committees, policies and limits

For additional information regarding the potential impacts of interest rate and other market fluctuations, as well as general economic and market conditions on our businesses and profitability, see Item 1A. “Risk Factors.” For additional information regarding our liquidity and capital resources see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Market Risk Related to Interest Rates

Assets that subject us to interest rate risk primarily include fixed maturity securities, commercial mortgage and other loans and policy loans. Liabilities that subject us to interest rate risk primarily include fixed immediate annuities and policyholder account balances relating to fixed rate annuities and the fixed investment option offered in our variable life insurance and annuity contracts, as well as through outstanding short-term and long-term debt. Changes in interest rates create risk that the resulting changes in asset values will differ from the changes in the value of the liabilities relating to the underlying or hedged products. Derivatives that subject us to interest rate risk primarily include interest rate swaps and options. Additionally, changes in interest rates may impact other items including, but not limited to, the following:

—	Net investment spread between the amounts that we are required to pay and the rate of return we are able to earn on investments for certain products supported by general account investments
—	Asset-based fees earned on assets under management or contractholder account value
—	Estimated total gross profits and the amortization of deferred policy acquisition and other costs
—	Net exposure to the guarantees provided under certain products

In order to mitigate the unfavorable impact that the current interest rate environment has on our net interest margins, we employ a proactive asset-liability management program, which includes strategic asset allocation and derivative strategies within a disciplined risk management framework. These strategies seek to match the characteristics of our products, and to closely approximate the interest rate sensitivity of the assets with the estimated interest rate sensitivity of the product liabilities. Our asset-liability management program also helps manage duration gaps, currency and other risks between assets and liabilities through the use of derivatives. We adjust this dynamic process as products change, as customer behavior changes and as changes in the market environment occur. As a result, our asset-liability management process has permitted us to manage interest-sensitive products successfully through several market cycles.

We use duration and convexity analyses to measure price sensitivity to interest rate changes. Duration measures the relative sensitivity of the fair value of a financial instrument to changes in interest rates. Convexity measures the rate of change of duration with respect to changes in interest rates. We use asset/liability management and derivative strategies to manage our interest rate exposure by matching the relative sensitivity of asset and liability values to interest rate changes, or controlling “duration mismatch” of assets and liabilities. We have duration mismatch constraints. As of December 31, 2012 and 2011, the difference between the duration of assets and the target duration of liabilities in our duration managed portfolios was within our limits. We consider risk-based capital and tax implications as well as current market conditions in our asset/liability management strategies.

The Company also mitigates this risk through a market value adjusted (“MVA”) provision on certain of the Company’s fixed investment options. This MVA provision limits interest rate risk by subjecting the contractholder to an MVA when funds are withdrawn or transferred to variable investment options before the end of the guarantee period. In the event of rising interest rates, which generally make the fixed maturity securities underlying the guarantee less valuable, the MVA could be negative. In the event of declining interest rates, which generally make the fixed maturity securities underlying the guarantee more valuable, the MVA could be positive. The resulting increase or decrease in the value of the fixed option, from calculation of the MVA, is designed to offset the decrease or increase in the market value of the securities underlying the guarantee.

We assess the impact of interest rate movements on the value of our financial assets, financial liabilities and derivatives using hypothetical test scenarios that assume either upward or downward 100 basis point parallel shifts in the yield curve from prevailing interest rates, reflecting changes in either credit spreads or the risk-free rate. The following table sets forth the net estimated potential loss in fair value on these financial instruments from a hypothetical 100 basis point upward shift at December 31, 2012 and 2011. This table is presented on a gross basis and excludes offsetting impacts to insurance liabilities that are not considered financial liabilities under U.S. GAAP. This scenario results in the greatest net exposure to interest rate risk of the hypothetical scenarios tested at those dates. While the test scenario is for illustrative purposes only and does not reflect our expectations regarding future interest rates or the performance of fixed income markets, it is a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These test scenarios do not measure the changes in value that could result from non-parallel shifts in the yield curve, which we would expect to produce different changes in discount rates for different maturities. As a result, the actual loss in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations. The estimated changes in fair values do not include separate account assets associated with products for which investment risk is borne primarily by the separate account contractholders.

	December 31, 2012				December 31, 2011

	Notional	Fair Value		Hypothetical Change in Fair Value	Notional	Fair Value		Hypothetical Change in Fair Value
	(in millions)
Financial assets with interest rate risk:
Financial Assets:
Fixed maturities		$4,205	$	(145)		$5,305	$	(184)
Commercial loans		427		(18)		449		(18)
Policy Loans		12		-		14		-
Derivatives (1):
Swaps	$3,059	106		(137)	$2,461	147		(76)
Options	7,901	25		(6)	2,799	5		(5)

Total estimated potential loss			$	(306)			$	(283)

(1)	Includes fixed maturities classified as trading securities under U.S. GAAP, but are held for “other than trading” activities.

(2)	Excludes variable annuity optional living benefits accounted for as embedded derivatives.

The tables above do not include approximately $5.6 billion of insurance reserve and deposit liabilities as of December 31, 2012 and $5.7 billion as of December 31, 2011 which are not considered financial liabilities. We believe that the interest rate sensitivities of these insurance liabilities would serve as an offset to the net interest rate risk of the financial assets and financial liabilities which are set forth in these tables. The tables above also exclude variable annuity optional living benefits accounted for as embedded derivatives as the Company generally reinsures the risks associated with these benefits to an affiliated reinsurance company, Pruco Re, as part of its risk management strategy. See “Item 1. Business—Products—Individual Annuities” for information regarding the reinsurance to Pruco Re and the living benefit hedging program, which is primarily executed within Pruco Re.

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

We have exposure to equity price risk primarily through our equity-based derivatives and certain variable annuity and other living benefit feature embedded derivatives. As discussed above, our variable annuity optional living benefits accounted for as embedded derivatives are generally reinsured to an affiliate as part of our risk management strategy. Our equity based derivatives are primarily held as part of our capital hedging program, discussed below. In addition the impact on our capital hedges, changes in equity prices may impact other items including, but not limited to, the following:

—	Asset-based fees earned on assets under management or contractholder account value
—	Estimated total gross profits and the amortization of deferred policy acquisition and other costs

Our capital hedging program is managed at the Prudential Financial parent company level. The program broadly addresses equity market exposure of the overall statutory capital of Prudential Financial as a whole, under stress scenarios. The Company owns a portion of the derivatives related to the program. The program focuses on tail risk in order to protect statutory capital in a cost-effective manner under stress scenarios. Prudential Financial assesses the composition of the hedging program on an ongoing basis and may change it from time to time based on an evaluation of its risk position or other factors. Our estimated equity price risk associated with these capital hedges as of December 31, 2012 and 2011 was a $5 million and a $2 million benefit, respectively, estimated based on a hypothetical 10% decline in equity benchmark market levels, which would partially offset an overall decline in our capital position related to the equity market decline.

Derivatives

We	use derivative financial instruments primarily to reduce market risk from changes in interest rates and equity prices, including alter interest rate exposures arising from mismatches between assets and liabilities. Our derivatives primarily include swaps, futures, options and forward contracts that are exchange-traded or contracted in the over-the-counter market. See Note 11 to the Financial Statements for a description of derivative activities as of December 31, 2012 and 2011.

Item 8.  Financial Statements and Supplementary Data

Information required with respect to this Item 8 regarding Financial Statements and Supplementary Data is set forth within the Index to Financial Statements elsewhere in this Annual Report on Form 10-K.

Item 9.  Changes in and Disagreements with Independent Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Management’s Annual Report on Internal Control Over Financial Reporting as of December 31, 2012 is included in Part II, Item 8 of this Annual Report on Form 10-K.

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of December 31, 2012. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2012, our disclosure controls and procedures were effective. No change in the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) and 15d-15(f) occurred during the year ended December 31, 2012 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 14.  Principal Accountant Fees and Services

The Audit Committee of the Board of Directors of Prudential Financial has appointed PricewaterhouseCoopers LLP as the independent auditor of Prudential Financial and certain of its domestic and international subsidiaries, including the Company. The Audit Committee has established a policy requiring its pre-approval of all audit and permissible non-audit services provided by the independent auditor. The specific information called for by this item is hereby incorporated by reference to the section entitled “Item 2—Ratification of the Appointment of Independent Auditors” in Prudential Financial’s definitive proxy statement for the Annual Meeting of Shareholders to be held on May 14, 2013 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2012.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) (1)	Financial Statements Financial Statements of the Company are listed in the accompanying “Index to Financial Statements” on page 36 hereof and are filed as part of this Report.

(2)	Financial Statement Schedules None.*

(3)	Exhibits

2.	None.

3. (i)(a)	Certificate Restating the Certificate of Incorporation of American Skandia Life Assurance Corporation, dated February 8, 1988 is incorporated by reference to the Company’s Form 10-K, Registration No. 33-44202, filed March 27, 2004.

(i)(b)	Certificate of Amendment to the Restated Certificate of Incorporation of American Skandia Life Assurance Corporation, dated December 17, 1999 is incorporated by reference to the Company’s Form 10-K, Registration No. 33-44202, filed March 27, 2004.

(i)(c)	Certificate of Amendment changing the name from American Skandia Life Assurance Corporation to Prudential Annuities Life Assurance Corporation, effective as of January 1, 2008, is incorporated by reference to the Company’s Form 10-K. Registration No 33-44202 filed March 15, 2011.

(ii)(a)	By-Laws of American Skandia Life Assurance Corporation, as amended June 17, 1998, are incorporated by reference to the Company’s Form 10-K, Registration No. 33-44202, filed March 27, 2004.

(ii)(b)	By-Laws of Prudential Annuities Life Assurance Corporation, as amended and restated effective January 1, 2008,are incorporated by reference to the Company’s Form 10-K Registration No 33-44202 filed March 15, 2011.

4.	As of March 15, 2013, 25,000 shares of the registrant’s Common Stock (par value $100) consisting of 100 voting shares and 24,900 non-voting shares, were outstanding. As of such date, Prudential Annuities, Inc. formerly known as American Skandia, Inc., an indirect wholly owned subsidiary of Prudential Financial, Inc., a New Jersey corporation, owned all of the registrant’s Common Stock. In addition to that Common Stock, the registrant has issued market-value adjusted annuities from its general account, which are registered under the Securities Act of 1933. See 333-177451, 333-177456, 333-177458, 333-177467, 333-177468, 333-177469, 333-177470, 333-177471, 333-177472, 333-177473, 333-177474 and 333-177475.

9.	None.

10.	None.

11.	Not applicable.

12.	Not applicable.

13.	Not applicable.

16.	None.

18.	None.

21.	Not applicable.

22.	None.

23.	Not applicable.

24.	Powers of Attorney are filed herewith.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

101.INS	-XBRL Instance Document.

101.SCH	-XBRL Taxonomy Extension Schema Document.

101.CAL	-XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	-XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	-XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	-XBRL Taxonomy Extension Definition Linkbase Document.

* Schedules are omitted because they are either not applicable or because the information required therein is included in the Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Shelton, and State of Connecticut on the 15th day of March 2013.

PRUDENTIAL ANNUITIES LIFE ASSURANCE CORPORATION (Registrant)

By:	/s/ Robert F. O’Donnell
Robert F. O’Donnell
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 15, 2013.

Signature	Title

/s/ Robert F. O’Donnell Robert F. O’Donnell	President, Chief Executive Officer and Director

/s/ Yanela C. Frias Yanela C. Frias	Executive Vice President, Chief Financial Officer and Director

*Bernard J. Jacob Bernard J. Jacob	Director

*George M. Gannon George M. Gannon	Director

*Robert M. Falzon Robert M. Falzon	Director

*Daniel O. Kane Daniel Kane	Director

* Richard F. Lambert Richard F. Lambert	Director

* By:	/s/ Joseph D. Emanuel
Joseph D. Emanuel
(Attorney-in-Fact)

PRUDENTIAL ANNUITIES LIFE ASSURANCE CORPORATION

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Prudential Annuities Life Assurance Corporation (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an assessment of the effectiveness, as of December 31, 2012, of the Company’s internal control over financial reporting, based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment under that framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

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

March 15, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of

Prudential Annuities Life Assurance Corporation:

In our opinion, the accompanying statements of financial position and the related statements of operations and comprehensive income, of equity and of cash flows present fairly, in all material respects, the financial position of Prudential Annuities Life Assurance Corporation (an indirect, wholly owned subsidiary of Prudential Financial, Inc.) at December 31, 2012 and December 31, 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2 of the financial statements, the Company changed the manner in which it accounts for the costs associated with acquiring or renewing insurance contracts and the presentation of comprehensive income. Further, as described in Note 13 of the financial statements, the Company has entered into extensive transactions with affiliated entities.

/s/ PricewaterhouseCoopers LLP

New York, New York

March 15, 2013

PART I-FINANCIAL INFORMATION

Prudential Annuities Life Assurance Corporation

Statements of Financial Position

As of December 31, 2012 and December 31, 2011 (in thousands, except share amounts)

	December 31, 2012	December 31, 2011
ASSETS
Fixed maturities, available-for-sale, at fair value (amortized cost, 2012: $3,827,496; 2011: $4,838,695)	$4,203,450	$5,273,767
Trading account assets, at fair value	7,916	38,578
Equity securities, available-for-sale, at fair value (cost, 2012: $18; 2011: $2,510)	22	3,071
Commercial mortgage and other loans, net of valuation allowance	426,981	449,359
Policy loans	11,957	14,316
Short-term investments	103,761	237,601
Other long-term investments	175,661	191,545

Total investments	4,929,748	6,208,237

Cash and cash equivalents	266	8,861
Deferred policy acquisition costs	906,814	666,764
Accrued investment income	44,656	59,033
Reinsurance recoverables	1,732,969	1,748,177
Income taxes	-	102,678
Value of business acquired	43,090	29,010
Deferred sales inducements	556,830	445,841
Receivables from parent and affiliates	22,833	24,968
Investment receivable on open trades	-	6,299
Other assets	16,527	12,232
Separate account assets	44,601,720	42,942,758

TOTAL ASSETS	$52,855,453	$52,254,858

LIABILITIES AND EQUITY
LIABILITIES
Policyholders’ account balances	$4,112,318	$5,189,269
Future policy benefits and other policyholder liabilities	2,164,754	2,092,694
Payables to parent and affiliates	119,504	73,587
Cash collateral for loaned securities	38,976	125,884
Income taxes	65,567	-
Short-term debt	-	27,803
Long-term debt	400,000	600,000
Other liabilities	108,737	182,286
Separate account liabilities	44,601,720	42,942,758

Total Liabilities	51,611,576	51,234,281

Commitments and Contingent Liabilities (See Note 12)

EQUITY
Common stock, $100 par value; 25,000 shares, authorized, issued and outstanding	2,500	2,500
Additional paid-in capital	893,336	882,670
Retained earnings (accumulated deficit)	200,754	(25,305)
Accumulated other comprehensive income (loss)	147,287	160,712

Total Equity	1,243,877	1,020,577

TOTAL LIABILITIES AND EQUITY	$52,855,453	$52,254,858

See Notes to Financial Statements

Prudential Annuities Life Assurance Corporation

Statements of Operations and Comprehensive Income

Years Ended December 31, 2012, 2011 and 2010 (in thousands)

	2012	2011	2010
REVENUES
Premiums	$21,824	$28,648	$29,477
Policy charges and fee income	796,995	824,808	741,190
Net investment income	277,651	306,010	377,109
Asset administration fees and other income	266,321	291,629	290,210
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(6,852)	(23,624)	(42,228)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income	6,594	22,662	39,224
Other realized investment gains (losses), net	(82,972)	72,745	139,043

Total realized investment gains (losses), net	(83,230)	71,783	136,039

Total revenues	1,279,561	1,522,878	1,574,025

BENEFITS AND EXPENSES
Policyholders’ benefits	124,316	128,149	40,911
Interest credited to policyholders’ account balances	60,830	554,197	371,798
Amortization of deferred policy acquisition costs	(188,042)	716,088	178,669
General, administrative and other expenses	424,764	442,062	449,351

Total benefits and expenses	421,868	1,840,496	1,040,729

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	857,693	(317,618)	533,296

Income taxes:
Current	26,637	32,230	(28,619)
Deferred	196,997	(198,293)	148,125

Total income tax expense (benefit)	223,634	(166,063)	119,506

NET INCOME (LOSS)	634,059	(151,555)	413,790

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	10	-	-
Net unrealized investment gains (losses):
Unrealized investment gains (losses) for the period	2,734	29,991	104,799
Reclassification adjustment for (gains) losses included in net income	(23,387)	(76,391)	(31,683)

Total	(20,653)	(46,400)	73,116

Other comprehensive income (loss), before tax:	(20,643)	(46,400)	73,116
Less: Income tax expense (benefit) related to
Foreign currency translation adjustments	4	-	-
Net unrealized gains (losses)	(7,222)	(16,240)	25,591

Total	(7,218)	(16,240)	25,591

Other comprehensive income (loss), net of taxes	(13,425)	(30,160)	47,525

COMPREHENSIVE INCOME (LOSS)	$620,634	$(181,715)	$461,315

See Notes to Financial Statements

Prudential Annuities Life Assurance Corporation

Statements of Equity

Years Ended December 31, 2012, 2011 and 2010 (in thousands)

	Common stock	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total equity

Balance, December 31, 2009	$2,500	$974,921	$798,170	$132,318	$1,907,909
Impact of adoption of accounting changes	-	-	(120,129)	11,028	(109,101)
Distribution to parent	-	-	(470,000)	-	(470,000)
Comprehensive income:
Net income	-	-	413,790	-	413,790
Other comprehensive income (loss), net of taxes	-	-	-	47,525	47,525

Total comprehensive income (loss)					461,315

Balance, December 31, 2010	$2,500	$974,921	$621,831	$190,871	$1,790,123
Distribution to parent	-	(92,251)	(495,581)	-	(587,831)
Comprehensive income:
Net income (loss)	-	-	(151,555)	-	(151,555)
Other comprehensive loss, net of taxes	-	-	-	(30,159)	(30,160)

Total comprehensive income (loss)					(181,715)

Balance, December 31, 2011	$2,500	$882,670	$(25,305)	$160,712	$1,020,577
Contributed capital (parent/child asset transfer)	-	10,666	-	-	10,666
Distribution to parent	-	-	(408,000)	-	(408,000)
Comprehensive income:

Net income	-	-	634,059	-	634,059
Other comprehensive loss, net of taxes	-	-	-	(13,425)	(13,425)

Total comprehensive income (loss)					620,634

Balance, December 31, 2012	$2,500	$893,336	$200,754	$147,287	$1,243,877

See Notes to Financial Statements

Prudential Annuities Life Assurance Corporation

Statements of Cash Flows

Years Ended December 31, 2012, 2011 and 2010 (in thousands)

	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$634,059	$(151,555)	$413,790
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Policy charges and fee income	13,324	40,573	91,816
Realized investment (gains) losses, net	83,230	(71,783)	(136,039)
Depreciation and amortization	(7,481)	(3,970)	(16,328)
Interest credited to policyholders’ account balances	60,830	554,197	371,798
Change in:
Future policy benefit reserves	300,246	283,546	165,209
Accrued investment income	14,377	1,412	13,816
Net receivable (payable) to affiliates	43,958	(31,638)	109,411
Deferred sales inducements	(97,731)	(68,370)	(182,823)
Deferred policy acquisition costs	(213,122)	674,094	(96,647)
Income taxes	169,736	(154,282)	332,358
Reinsurance recoverables	(268,576)	(264,470)	(229,099)
Other, net	5,621	(12,424)	19,550

Cash flows from operating activities	$738,471	$795,330	$856,812

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	$1,365,513	$1,668,465	$1,917,959
Equity securities, available-for-sale	3,201	10,054	7,478
Commercial mortgage and other loans	71,216	98,940	14,018
Trading account assets	36,063	44,977	6,230
Policy loans	3,501	1,384	822
Other long-term investments	4,120	1,775	589
Short-term investments	3,513,151	6,323,322	5,097,995
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(352,285)	(1,414,340)	(676,652)
Equity securities, available-for-sale	(7)	(2,643)	(5,000)
Commercial mortgage and other loans	(47,795)	(110,069)	(72,504)
Trading account assets	(4,931)	(3,007)	(4,574)
Policy loans	(472)	(941)	(2,620)
Other long-term investments	(28,894)	(24,572)	(48,979)
Short-term investments	(3,379,308)	(6,332,538)	(4,620,729)
Notes receivable from parent and affiliates, net	2,125	4,346	10,906
Other, net	(650)	(1,020)	(663)

Cash flows from investing activities	$1,184,548	$264,133	$1,624,276

CASH FLOWS USED IN FINANCING ACTIVITIES:
Cash collateral for loaned securities	(86,908)	38,674	(176,407)
Securities sold under agreement to repurchase	-	-	(602)
Repayments of debt (maturities longer than 90 days)	(200,000)	(175,000)	-
Net decrease in short-term borrowing	(27,803)	(2,251)	(24,531)
Drafts outstanding	2,430	(22,376)	16,158
Distribution to parent	(408,000)	(587,831)	(470,000)
Contributed capital (parent/child asset transfer)	16,396	-	-
Policyholders’ account balances
Deposits	1,013,638	2,665,921	2,767,101
Withdrawals	(2,241,367)	(2,968,226)	(4,663,868)

Cash flows used in financing activities	$(1,931,614)	$(1,051,089)	$(2,552,149)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(8,595)	8,374	(71,061)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	8,861	487	71,548

CASH AND CASH EQUIVALENTS, END OF YEAR	$266	$8,861	$487

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid (refunds received)	$53,901	$(11,781)	$(212,852)
Interest paid	$27,114	$35,913	$36,554

See Notes to Financial Statements

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

1.    BUSINESS AND BASIS OF PRESENTATION

Prudential Annuities Life Assurance Corporation (the “Company”, or “our”), with its principal offices in Shelton, Connecticut, is an indirect wholly-owned subsidiary of Prudential Financial, Inc. (“Prudential Financial”), a New Jersey corporation. The Company is a wholly owned subsidiary of Prudential Annuities, Inc. (“PAI”), which in turn is an indirect wholly owned subsidiary of Prudential Financial.

The Company developed long-term savings and retirement products, which were distributed through its affiliated broker/dealer company, Prudential Annuities Distributors, Incorporated (“PAD”). The Company issued variable deferred and immediate annuities for individuals and groups in the United States of America and its territories.

Beginning in March 2010, the Company ceased offering its then existing variable annuity products (and where offered, the companion market value adjustment option) to new investors upon the launch of a new product line by each of Pruco Life Insurance Company and Pruco Life Insurance Company of New Jersey (which are affiliates of the Company). In general, the new product line offers the same optional living benefits and optional death benefits as offered by the Company’s existing variable annuities. During 2012, the Company suspended additional customer deposits for variable annuities with certain optional living benefit riders.

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

The Company has extensive transactions and relationships with The Prudential Insurance Company of America (“Prudential Insurance”) and other affiliates, as more fully described in Note 13. Due to these relationships, it is possible that the terms of these transactions are not the same as those that would result from transactions among unrelated parties.

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

2.    SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

Investments and Investment Related Liabilities

The Company’s principal investments are fixed maturities; equity securities; commercial mortgage and other loans; policy loans; other long-term investments, including joint ventures (other than operating joint ventures), limited partnerships, and real estate; and short-term investments. Investments and investment-related liabilities also include securities repurchase and resale agreements and securities lending transactions. The accounting policies related to each are as follows:

Fixed maturities are comprised of bonds, notes and redeemable preferred stock. Fixed maturities classified as “available-for-sale” are carried at fair value. See Note 10 for additional information regarding the determination of fair value. The amortized cost of fixed maturities is adjusted for amortization of premiums and accretion of discounts to maturity. Interest income, as well as the related amortization of premium and accretion of discount is included in “Net investment income” under the effective yield method. For mortgage-backed and asset-backed securities, the effective yield is based on estimated cash flows, including interest rate and prepayment assumptions based on data from widely accepted third-party data sources or internal estimates. In addition to interest rate and prepayment assumptions, cash flow estimates vary based on assumptions regarding the underlying collateral including default rates and changes in value. These assumptions can significantly impact income recognition and the amount of other-than-temporary impairments recognized in earnings and other comprehensive income. For high credit quality mortgage-backed and asset-backed securities (those rated AA or above), cash flows are provided quarterly, and the amortized cost and effective yield of the security are adjusted as necessary to reflect historical prepayment experience and changes in estimated future prepayments. The adjustments to amortized cost are

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements—(Continued)

recorded as a charge or credit to net investment income in accordance with the retrospective method. For asset-backed and mortgage-backed securities rated below AA, the effective yield is adjusted prospectively for any changes in estimated cash flows. See the discussion below on realized investment gains and losses for a description of the accounting for impairments. Unrealized gains and losses on fixed maturities classified as “available-for-sale,” net of tax, and the effect on deferred policy acquisition costs, value of business acquired, deferred sales inducements and future policy benefits that would result from the realization of unrealized gains and losses, are included in “Accumulated other comprehensive income (loss)” or (“AOCI.”)

Trading account assets, at fair value, represents equity securities held in support of a deferred compensation plan and other fixed maturity securities carried at fair value. Realized and unrealized gains and losses for these assets are reported in “Asset administration fees and other income.” Interest and dividend income from these investments is reported in “Net investment income.”

Equity securities, available-for-sale are comprised of common stock, and non-redeemable preferred stock, and are carried at fair value. The associated unrealized gains and losses, net of tax, and the effect on deferred policy acquisition costs, value of business acquired, deferred sales inducements, and future policy benefits that would result from the realization of unrealized gains and losses, are included in AOCI. The cost of equity securities is written down to fair value when a decline in value is considered to be other-than-temporary. See the discussion below on realized investment gains and losses for a description of the accounting for impairments. Dividends from these investments are recognized in “Net investment income” when declared.

Commercial mortgage and other loans consist of commercial mortgage loans and agricultural loans. Commercial mortgage and other loans originated and held for investment are generally carried at unpaid principal balance, net of unamortized deferred loan origination fees and expenses and net of an allowance for losses. Commercial mortgage and other loans acquired, including those related to the acquisition of a business, are recorded at fair value when purchased, reflecting any premiums or discounts to unpaid principal balances.

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

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements—(Continued)

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

Securities repurchase and resale agreements and securities loaned transactions are used to earn spread income, to borrow funds, or to facilitate trading activity. As part of securities repurchase agreements or securities loaned transactions, the Company transfers U.S. and foreign debt and equity securities, or as well as U.S. government and government agency securities and receives cash as collateral. As part of securities resale agreements, the Company invests cash and receives as collateral U.S. government securities or other debt securities. For securities repurchase agreements and securities loaned transactions used to earn spread income, the cash received is typically invested in cash equivalents, short-term investments or fixed maturities.

Securities repurchase and resale agreements that satisfy certain criteria are treated as secured borrowing or secured lending arrangements. These agreements are carried at the amounts at which the securities will be subsequently resold or reacquired, as specified in the respective transactions. For securities purchased under agreements to resell, the Company’s policy is to take possession or control of the securities either directly or through a third party custodian. These securities are valued daily and additional securities or cash collateral is received, or returned, when appropriate to protect against credit exposure. Securities to be resold are the same, or substantially the same, as the securities received. For securities sold under agreements to repurchase, the market value of the securities to be repurchased is monitored, and additional collateral is obtained where appropriate, to protect against credit exposure. Securities to be repurchased are the same, or substantially the same, as those sold. Income and expenses related to these transactions executed within the insurance companies used to earn spread income are reported as “Net investment income;” however, for transactions used for funding purposes, the associated borrowing cost is reported as interest expense (included in “General and administrative expenses”).

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

Other long-term investments consist of the Company’s investments in joint ventures and limited partnerships, other than operating joint ventures, as well as wholly-owned investment real estate and other investments. Joint venture and partnership interests are either accounted for using the equity method of accounting or under the cost method when the Company’s partnership interest is so minor (generally less than 3%) that it exercises virtually no influence over operating and financial policies. The Company’s income from investments in joint ventures and partnerships accounted for using the equity method or the cost method, other than the Company’s investment in operating joint ventures, is included in “Net investment income.” The carrying value of these investments is written down, or impaired, to fair value when a decline in value is considered to be other-than-temporary. In applying the equity method or the cost method (including assessment for other-than-temporary impairment), the Company uses financial information provided by the investee, generally on a one to three month lag.

Short-term investments primarily consist of investments in certain money market funds as well as highly liquid debt instruments with a maturity of twelve months or less and greater than three months when purchased. These investments are generally carried at fair value.

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

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements—(Continued)

the Company also considers the ability and intent to hold the investment for a period of time to allow for a recovery of value. When it is determined that a decline in value of an equity security is other-than-temporary, the carrying value of the equity security is reduced to its fair value, with a corresponding charge to earnings.

An other-than-temporary impairment is recognized in earnings for a debt security in an unrealized loss position when the Company either (a) has the intent to sell the debt security or (b) more likely than not will be required to sell the debt security before its anticipated recovery. For all debt securities in unrealized loss positions that do not meet either of these two criteria, the Company analyzes its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the debt security prior to impairment. The Company may use the estimated fair value of collateral as a proxy for the net present value if it believes that the security is dependent on the liquidation of collateral for recovery of its investment. If the net present value is less than the amortized cost of the investment an other-than-temporary impairment is recognized.

When an other-than-temporary impairment of a debt security has occurred, the amount of the other-than-temporary impairment recognized in earnings depends on whether the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis. If the debt security meets either of these two criteria, the other-than-temporary impairment recognized in earnings is equal to the entire difference between the security’s amortized cost basis and its fair value at the impairment measurement date. For other-than-temporary impairments of debt securities that do not meet these criteria, the net amount recognized in earnings is equal to the difference between the amortized cost of the debt security and its net present value calculated as described above. Any difference between the fair value and the net present value of the debt security at the impairment measurement date is recorded in “Other comprehensive income (loss)” (“OCI”). Unrealized gains or losses on securities for which an other-than-temporary impairment has been recognized in earnings is tracked as a separate component of AOCI.

For debt securities, the split between the amount of an other-than-temporary impairment recognized in other comprehensive income and the net amount recognized in earnings is driven principally by assumptions regarding the amount and timing of projected cash flows. For mortgage-backed and asset-backed securities, cash flow estimates consider the payment terms of the underlying assets backing a particular security, including prepayment assumptions based on data from widely accepted third-party data sources or internal estimates. In addition to prepayment assumptions, cash flow estimates include assumptions regarding the underlying collateral including default rates and recoveries which vary based on the asset type and geographic location, as well as the vintage year of the security. For structured securities, the payment priority within the tranche structure is also considered. For all other debt securities, cash flow estimates are driven by assumptions regarding probability of default and estimates regarding timing and amount of recoveries associated with a default. The Company has developed these estimates using information based on its historical experience as well as using market observable data, such as industry analyst reports and forecasts, sector credit ratings and other data relevant to the collectability of a security, such as the general payment terms of the security and the security’s position within the capital structure of the issuer.

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

Cash and cash equivalents

Cash and cash equivalents include cash on hand, amounts due from banks, certain money market investments and other debt instruments with maturities of three months or less when purchased, other than cash equivalents that are included in “Trading account assets, at fair value.” The Company also engages in overnight borrowing and lending of funds with Prudential Financial and affiliates which are considered cash and cash equivalents.

Deferred Policy Acquisition Costs

Costs that vary with and that are directly related to the acquisition of new and renewal insurance and annuity business are deferred to the extent such costs are deemed recoverable from future profits. Such deferred policy acquisition costs (“DAC”) primarily include commissions, costs of policy issuance and underwriting, and certain other expenses that are directly related to successfully negotiated contracts. See below under “Adoption of New Accounting Pronouncements” for a discussion of the new authoritative guidance adopted effective January 1, 2012, regarding which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. In each reporting period, capitalized DAC is amortized to “Amortization of deferred policy acquisition costs,” net of the accrual of imputed interest on DAC balances. DAC is subject to recoverability testing at the end of each reporting period to ensure that the balance does not exceed the present value of estimated gross profits, estimated gross margins, or premiums less benefits and maintenance expenses, as applicable. DAC, for applicable products, is adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in AOCI.

Policy acquisition costs related to fixed and variable deferred annuity products are deferred and amortized over the expected life of the contracts (approximately 30 years) in proportion to gross profits arising principally from investment results, mortality and expense margins, and surrender charges, based on historical and anticipated future experience, which is updated periodically. The Company uses a reversion to the mean approach for

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements—(Continued)

equities to derive the blended future rate of return assumptions. However, if the projected future rate of return calculated using this approach is greater than the maximum future rate of return assumption, the maximum future rate of return is utilized in deriving the blended future rate of return assumption. In addition to the gross profit components previously mentioned, the impact of the embedded derivatives associated with certain optional living benefit features of the Company’s variable annuity contracts and related hedging activities are also included in actual gross profits used as the basis for calculating current period amortization and, in certain instances, in management’s estimate of total gross profits used for setting the amortization rate. The effect of changes to estimated gross profits on unamortized DAC is reflected in “Amortization of deferred policy acquisition costs” in the period such estimated gross profits are revised.

For some products, policyholders can elect to modify product benefits, features, rights or coverages by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. These transactions are known as internal replacements. If policyholders surrender traditional life insurance policies in exchange for life insurance policies that do not have fixed and guaranteed terms, the Company immediately charges to expense the remaining unamortized DAC on the surrendered policies. For other internal replacement transactions, except those that involve the addition of a nonintegrated contract feature that does not change the existing base contract, the unamortized DAC is immediately charged to expense if the terms of the new policies are not substantially similar to those of the former policies. If the new terms are substantially similar to those of the earlier policies, the DAC is retained with respect to the new policies and amortized over the expected life of the new policies.

Deferred Sales Inducements

The Company offered various types of sales inducements to contractholders related to fixed and variable deferred annuity contracts. The Company defers sales inducements and amortizes them over the anticipated life of the policy using the same methodology and assumptions used to amortize DAC. Sales inducements balances are subject to recoverability testing at the end of each reporting period to ensure that the balance does not exceed the present value of anticipated gross profits. The Company records amortization of deferred sales inducements in “Interest credited to policyholders’ account balances.” See Note 7 for additional information regarding sales inducements.

Value of Business Acquired

As a result of certain acquisitions and the application of purchase accounting, the Company reports a financial asset representing the value of business acquired (“VOBA”). VOBA includes an explicit adjustment to reflect the cost of capital attributable to the acquired insurance contracts. VOBA represents an adjustment to the stated value of inforce insurance contract liabilities to present them at fair value, determined as of the acquisition date. VOBA balances are subject to recoverability testing, in the manner in which it was acquired, at the end of each reporting period to ensure that the balance does not exceed the present value of anticipated gross profits. The Company has established a VOBA asset primarily for its acquisition of American Skandia Life Assurance Corporation For acquired annuity contracts, future positive cash flows generally include fees and other charges assessed to the contracts as long as they remain inforce as well as fees collected upon surrender, if applicable, while future negative cash flows include costs to administer contracts and benefit payments. In addition, future cash flows with respect to acquired annuity business include the impact of future cash flows expected from the guaranteed minimum death and income benefit provisions. For acquired annuity contracts, VOBA is amortized in proportion to estimated gross profits arising from the contracts and anticipated future experience, which is evaluated regularly. See Note 5 for additional information regarding VOBA.

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

Other assets and other liabilities

“Other assets” consist primarily of accruals for asset administration fees. “Other assets” also consist of state insurance licenses. Licenses to do business in all states have been capitalized. Based on changes in facts and circumstances, effective September 30, 2012, the capitalized state insurance licenses were considered to have a finite life and are amortized over their useful life, which was estimated to be 8 years.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements—(Continued)

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

Revenues for fixed immediate annuity and fixed supplementary contracts with and without life contingencies consist of net investment income. In addition, revenues for fixed immediate annuity contracts with life contingencies also consist of single premium payments recognized as annuity considerations when received. Benefit reserves for these contracts are based on applicable actuarial standards with assumed interest rates that vary by contract year. Reserves for contracts without life contingencies are included in “Policyholders’ account balances” while reserves for contracts with life contingencies are included in “future policy benefits and other policyholder liabilities.” Assumed interest rates ranged from 1.00% to 8.25% at December 31, 2012, and from 1.00% to 8.25% at December 31, 2011.

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

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements—(Continued)

Certain individual annuity contracts provide the holder a guarantee that the benefit received upon death or annuitization will be no less than a minimum prescribed amount. These benefits are accounted for as insurance contracts and are discussed in further detail in Note 7. The Company also provides contracts with certain living benefits which are considered embedded derivatives. These contracts are discussed in further detail in Note 7.

Premiums, benefits and expenses are stated net of reinsurance ceded to other companies. Estimated reinsurance recoverables and the cost of reinsurance are recognized over the life of the reinsured policies using assumptions consistent with those used to account for the underlying policies.

Asset administration fees

The Company receives asset administration fee income from policyholders’ account balances invested in the Advanced Series Trust Funds or “AST” (see Note 13), which are a portfolio of mutual fund investments related to the Company’s separate account products. In addition, the Company receives fees from policyholders’ account balances invested in funds managed by companies other than affiliates of Prudential Insurance. Asset administration fees are recognized as income when earned.

Derivative Financial Instruments

Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices, values of securities or commodities, credit spreads, market volatility, expected returns, and liquidity. Values can also be affected by changes in estimates and assumptions, including those related to counterparty behavior and non-performance risk used in valuation models. Derivative financial instruments generally used by the Company include swaps, futures, forwards and options and may be exchange-traded or contracted in the over-the-counter market. Derivative positions are carried at fair value, generally by obtaining quoted market prices or through the use of valuation models.

Derivatives are used in a non-broker-dealer capacity to manage the interest rate and currency characteristics of assets or liabilities and to mitigate volatility of expected non-U.S. earnings. Additionally, derivatives may be used to seek to reduce exposure to interest rate, credit, foreign currency and equity risks associated with assets held or expected to be purchased or sold, and liabilities incurred or expected to be incurred. As discussed in detail below and in Note 11, all realized and unrealized changes in fair value of non-broker-dealer related derivatives are recorded in current earnings, with the exception of the effective portion of cash flow hedges. Cash flows from derivatives are reported in the operating, investing, or financing activities sections in the Statements of Cash Flows based on the nature and purpose of the derivative.

Derivatives are recorded either as assets, within “Other trading account assets, at fair value” or “Other long-term investments,” or as liabilities, within “Other liabilities,” except for embedded derivatives which are recorded with the associated host contract. The Company nets the fair value of all derivative financial instruments with counterparties for which a master netting arrangement has been executed.

The Company designates derivatives as either (1) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge); or (2) a derivative that does not qualify for hedge accounting.

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

When a derivative is designated as a cash flow hedge and is determined to be highly effective, changes in its fair value are recorded in AOCI until earnings are affected by the variability of cash flows being hedged (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings). At that time, the related portion of deferred gains or losses on the derivative instrument is reclassified and reported in the income statement line item associated with the hedged item.

If it is determined that a derivative no longer qualifies as an effective cash flow hedge or management removes the hedge designation, the derivative will continue to be carried on the balance sheet at its fair value, with changes in fair value recognized currently in “Realized investment gains (losses), net.” The component of AOCI related to discontinued cash flow hedges is reclassified to the income statement line associated with the hedged cash flows consistent with the earnings impact of the original hedged cash flows.

When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, or because it is probable that the forecasted transaction will not occur by the end of the specified time period, the derivative will continue to be carried on the balance sheet at its fair value, with changes in fair value recognized currently in “Realized investment gains (losses), net.” Any asset or liability that was recorded pursuant to recognition of the firm commitment is removed from the balance sheet and recognized currently in “Realized investment gains (losses), net.” Gains and losses that were in AOCI pursuant to the hedge of a forecasted transaction are recognized immediately in “Realized investment gains (losses), net.”

If a derivative does not qualify for hedge accounting, all changes in its fair value, including net receipts and payments, are included in “Realized investment gains (losses), net” without considering changes in the fair value of the economically associated assets or liabilities.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements—(Continued)

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

Short-Term and Long-Term Debt

Liabilities for short-term and long-term debt are primarily carried at an amount equal to unpaid principal balance, net of unamortized discount or premium. Original-issue discount or premium and debt-issue costs are recognized as a component of interest expense over the period the debt is expected to be outstanding, using the interest method of amortization. Short-term debt is debt coming due in the next twelve months, including that portion of debt otherwise classified as long-term. The short-term debt caption may exclude short-term debt items the Company intends to refinance on a long-term basis in the near term. See Note 13 for additional information regarding short-term and long-term debt.

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

See Note 9 for additional information regarding income taxes.

Adoption of New Accounting Pronouncements

Effective January 1, 2012, the Company adopted, retrospectively, new authoritative guidance to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. Under the amended guidance, acquisition costs are to include only those costs that are directly related to the acquisition or renewal of insurance contracts by applying a model similar to the accounting for loan origination costs. An entity may defer incremental direct costs of contract acquisition with independent third parties or employees that are essential to the contract transaction, as well as the portion of employee compensation, including payroll fringe benefits and other costs directly related to underwriting, policy issuance and processing, medical inspection, and contract selling for successfully negotiated contracts. Prior period financial information presented in these financial statements has been adjusted to reflect the retrospective adoption of the amended guidance. The impact mainly reflects the initial “Deferred policy acquisition cost” write-off which resulted in a lower level of amortization. Since the Company ceased offering its existing variable annuity products in March 2010, the lower level of cost qualifying for deferral under this guidance will have a minimal impact on earnings. While the adoption of this amended guidance changes the timing of when certain costs are reflected in the Company’s results of operations, it has no effect on the total acquisition costs to be recognized over time and has no impact on the Company’s cash flows.

In June 2011, the FASB issued updated guidance regarding the presentation of comprehensive income. The updated guidance eliminates the option to present components of other comprehensive income as part of the statement of changes in equity. Under the updated guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance does not change the items that are reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The Company opted to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in two separate but consecutive statements. The Financial Statements included herein reflect the adoption of this updated guidance.

In May 2011, the FASB issued updated guidance regarding the fair value measurements and disclosure requirements. The updated guidance clarifies existing guidance related to the application of fair value measurement methods and requires expanded disclosures. This new guidance is effective for the first interim or annual reporting period beginning after December 15, 2011 and should be applied prospectively. The expanded disclosures required by this guidance are included in Note 10. Adoption of this guidance did not have a material effect on the Company’s financial position or results of operations.

In April 2011, the FASB issued updated guidance clarifying which restructurings constitute troubled debt restructurings. It is intended to assist creditors in their evaluation of whether conditions exist that constitute a troubled debt restructuring. This new guidance is effective for the first

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements—(Continued)

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

The following tables present amounts as previously reported in 2011 and the effect of the change due to the retrospective adoption of the amended guidance related to the deferral of acquisition costs as described above within the “Effect of Change” column.

Statements of Financial Position:
	December 31, 2011

	As Previously Reported (1)	Effect of Change	As Currently Reported (1)

	(in thousands)

Deferred policy acquisition costs	$757,183	$(90,419)	$666,764
Income taxes	70,425	32,253	102,678
TOTAL ASSETS	52,313,024	(58,166)	52,254,858

Total liabilities	51,234,281	-	51,234,281

Accumulated other comprehensive income (loss)	151,692	9,020	160,712
Retained earnings (accumulated deficit)	41,881	(67,186)	(25,305)
Total equity	1,078,743	(58,166)	1,020,577
TOTAL LIABILITIES AND EQUITY	$52,313,024	$(58,166)	$52,254,858

(1)	“As previously reported” column represents balances reported in the Annual Report on Form 10-K for the year ended December 31, 2011, originally filed with the U.S. Securities and Exchange commission (“SEC”) on March 9, 2012. “As currently reported” column was included in the 8-K filed with the SEC on November 28, 2012.

Statements of Operations and Comprehensive Income:
	Year Ended December 31, 2011

	As Previously Reported (1)	Effect of Change	As Currently Reported (1)

	(in thousands)
REVENUES
Total revenues	$1,522,878	$-	$1,522,878
BENEFITS AND EXPENSES
Amortization of deferred policy acquisition costs	814,131	(98,043)	716,088
General, administrative and other expenses	437,457	4,605	442,062
Total benefits and expenses	1,933,934	(93,438)	1,840,496
INCOME FROM OPERATIONS BEFORE INCOME TAXES	(411,056)	93,438	(317,618)
Income tax expense	(198,766)	32,703	(166,063)
NET INCOME	$(212,290)	$60,735	$(151,555)

(1)	“As previously reported” column represents balances reported in the Annual Report on Form 10-K for the year ended December 31, 2011, originally filed with the SEC on March 9, 2012. “As currently reported” column was included in the 8-K filed with the SEC on November 28, 2012.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements—(Continued)

Statements of Operations and Comprehensive Income:
	Year Ended December 31, 2010

	As Previously Reported (1)	Effect of Change	As Currently Reported (1)

	(in thousands)
REVENUES
Total revenues	$1,574,025	$-	$1,574,025
BENEFITS AND EXPENSES
Amortization of deferred policy acquisition costs	202,568	(23,899)	178,669
General, administrative and other expenses	413,466	35,885	449,351
Total benefits and expenses	1,028,743	11,986	1,040,729
INCOME FROM OPERATIONS BEFORE INCOME TAXES	545,282	(11,986)	533,296
Income tax expense	123,701	(4,195)	119,506
NET INCOME	$421,581	$(7,791)	$413,790

(1)	“As previously reported” column represents balances reported in the Annual Report on Form 10-K for the year ended December 31, 2011, originally filed with the SEC on March 9, 2012. “As currently reported” column was included in the 8-K filed with the SEC on November 28, 2012.

Statements of Cash Flows:
	Year ended December 31, 2011
	As Previously Reported (1)	Effect of Change	As Currently Reported (1)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$(212,290)	$60,735	$(151,555)
Change in:			-
Deferred policy acquisition costs	767,532	(93,438)	674,094
Income taxes	(186,985)	32,703	(154,282)
Cash flows from operating activities	$795,330	$-	$795,330

(1)    “As previously reported” column represents balances reported in the Annual Report on Form 10-K for the year ended December 31, 2011, originally filed with the SEC on March 9, 2012. “As currently reported” column was included in the 8-K filed with the SEC on November 28, 2012.

	Year ended December 31, 2010
	As Previously Reported (1)	Effect of Change	As Currently Reported (1)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$421,581	$(7,791)	$413,790
Change in:
Deferred policy acquisition costs	(108,633)	11,986	(96,647)
Income taxes	336,553	(4,195)	332,358
Cash flows from operating activities	$856,812	$-	$856,812

(1)	“As previously reported” column represents balances reported in the Annual Report on Form 10-K for the year ended December 31, 2011, originally filed with the SEC on March 9, 2012. “As currently reported” column was included in the 8-K filed with the SEC on November 28, 2012.

Future Adoption of New Accounting Pronouncements

In December 2011 and January 2013, the FASB issued updated guidance regarding the disclosure of recognized derivative instruments (including bifurcated embedded derivatives), repurchase agreements and securities borrowing/lending transactions that are offset in the statement of financial position or are subject to an enforceable master netting arrangement or similar agreement (irrespective of whether they are offset in the statement of financial position). This new guidance requires an entity to disclose information on both a gross basis and net basis about instruments and transactions within the scope of this guidance. This new guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim reporting periods within those years, and should be applied retrospectively for all comparative periods presented. The Company is currently assessing the impact of the guidance on the Company’s financial position, results of operations, and financial statement disclosures.

In February 2013, the FASB issued updated guidance regarding the presentation of comprehensive income. Under the guidance, an entity would separately present information about significant items reclassified out of accumulated other comprehensive income by component as well as changes in accumulated other comprehensive income balances by component in either the financial statements or the notes to the financial statements. The guidance does not change the items that are reported in other comprehensive income, does not change when an item of other comprehensive income must be reclassified to net income, and does not amend any existing requirements for reporting net income or other comprehensive income. The guidance is effective for the first interim or annual reporting period beginning after December 15, 2012 and should be applied prospectively. This guidance is not expected to impact the Company’s statements of financial position or cash flows. The Company is currently assessing the impact of this guidance on the Company’s statements of operations and equity and the notes to financial statements.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements—(Continued)

3.    INVESTMENTS

Fixed Maturities and Equity Securities

The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) as of the dates indicated:

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary impairments in AOCI (3)
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$4,568	$118	$-	$4,686	$-
Obligations of U.S. states and their political subdivisions	95,107	7,359	350	102,116	-
Foreign government bonds	45,733	9,796	-	55,529	-
Public utilities	253,566	29,554	569	282,551	-
Redeemable preferred stock	2,565	697	-	3,262	-
Corporate securities	2,622,982	283,117	658	2,905,441	-
Asset-backed securities (1)	179,037	8,772	332	187,477	(3,514)
Commercial mortgage-backed securities	369,187	25,725	10	394,902	-
Residential mortgage-backed securities (2)	254,751	12,735	-	267,486	(48)

Total fixed maturities, available-for-sale	$3,827,496	$377,873	$1,919	$4,203,450	$(3,562)

Equity securities, available-for-sale
Common Stocks
Industrial, miscellaneous & other	$18	$4	$-	$22

Total equity securities, available-for-sale	$18	$4	$-	$22

(1)	Includes credit-tranched securities collateralized by sub-prime mortgages, credit cards, education loans, and other asset types.
(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in “AOCI,” which were not included in earnings. Amount excludes $4.1 million of net unrealized gains on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

	December 31, 2011 (4)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary impairments in AOCI (3)
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$85,196	$839	$-	$86,035	$-
Obligations of U.S. states and their political subdivisions	85,822	8,336	-	94,158	-
Foreign government bonds	66,449	10,782	-	77,231	-
Redeemable preferred stock	5,380	1,325		6,705
Corporate securities	3,580,396	368,444	4,336	3,944,504	(236)
Asset-backed securities (1)	172,390	9,798	4,804	177,384	(3,906)
Commercial mortgage-backed securities	463,576	28,189	8	491,757	-
Residential mortgage-backed securities (2)	379,486	16,562	55	395,993	(55)

Total fixed maturities, available-for-sale	$4,838,695	$444,275	$9,203	$5,273,767	$(4,197)

Equity securities, available-for-sale
Common Stocks
Industrial, miscellaneous & other	$2,510	$561	$-	$3,071

Total equity securities, available-for-sale	$2,510	$561	$-	$3,071

(1)	Includes credit-tranched securities collateralized by sub-prime mortgages, credit cards, education loans, and other asset types.
(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in AOCI, which were not included in earnings. Amount excludes $2.4 million of net unrealized gains on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.
(4)	Prior period’s amounts are presented on a basis consistent with the current period presentation.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements—(Continued)

The amortized cost and fair value of fixed maturities by contractual maturities at December 31, 2012, are as follows:

	Available-for-Sale
	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$733,849	$756,660
Due after one year through five years	1,212,915	1,326,333
Due after five years through ten years	580,784	670,816
Due after ten years	496,973	599,776
Asset-backed securities	179,037	187,477
Commercial mortgage-backed securities	369,187	394,902
Residential mortgage-backed securities	254,751	267,486

Total	$3,827,496	$4,203,450

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

The following table depicts the sources of fixed maturity proceeds and related gross investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

	2012	2011	2010
	(in thousands)
Fixed maturities, available-for-sale
Proceeds from sales	$504,001	$1,121,792	$1,422,218
Proceeds from maturities/repayments	861,512	545,155	497,378
Gross investment gains from sales, prepayments, and maturities	23,077	75,580	131,492
Gross investment losses from sales and maturities	(134)	(223)	(1,801)

Equity securities, available-for-sale
Proceeds from sales	$3,201	$-	$-
Proceeds from maturities/repayments	-	-	-
Gross investment gains from sales, prepayments, and maturities	703	-	-
Gross investment losses from sales and maturities	-	-	-

Fixed maturity and equity security impairments
Net writedowns for other-than-temporary impairment losses on fixed maturities
recognized in earnings (1)	$(258)	$(962)	$(3,004)

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

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

	Year Ended December 31, 2012		Year Ended December 31, 2011

	(in thousands)
Balance, beginning of period	$3,542	$	14,148
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(275)		(11,446)
Credit loss impairments previously recognized on securities impaired to fair value during the period	-		-
Credit loss impairment recognized in the current period on securities not previously impaired	-		-
Additional credit loss impairments recognized in the current period on securities previously impaired	258		961
Increases due to the passage of time on previously recorded credit losses	197		340
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(341)		(461)

Balance, end of period	$3,381	$	3,542

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements—(Continued)

Trading Account Assets

The following table sets forth the composition of the Company’s “trading account assets” as of the dates indicated:

	December 31, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities	$1,973	$2,022	$30,800	$31,571
Equity securities	5,217	5,894	6,664	7,007

Total trading account assets	$7,190	$7,916	$37,464	$38,578

The net change in unrealized gains and losses from trading account assets still held at period end, recorded within “Asset administration fees and other income” was ($0.4) million of losses, ($4.1) million of losses and $1.6 million of gains during the years ended December 31, 2012, 2011 and 2010, respectively.

Commercial Mortgage and Other Loans

The Company’s commercial mortgage and other loans are comprised as follows, as of the dates indicated:

	December 31, 2012		December 31, 2011
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage and other loans by property type:
Office	$59,074	13.8%	$60,220	13.3%
Retail	71,546	16.7	68,369	15.1
Apartments/Multi-Family	120,066	28.0	114,900	25.5
Industrial	114,619	26.7	144,513	32.1
Hospitality	4,621	1.1	9,289	2.1

Total commercial mortgage loans	369,926	86.3	397,291	88.1
Agricultural property loans	50,026	11.7	48,964	10.9
Other	9,206	2.0	4,605	1.0

Total commercial mortgage and other loans by property type	429,158	100.0%	450,860	100.0%

Valuation allowance	(2,177)		(1,501)

Total net commercial mortgage and other loans by property type	$426,981		$449,359

The commercial mortgage and agricultural property loans are geographically dispersed throughout the United States, Canada and Asia with the largest concentrations in California (17%), New York (14%), and Ohio (11%) at December 31, 2012.

Activity in the allowance for losses for all commercial mortgage and other loans, for the years ended December 31, is as follows:

	December 31, 2012		December 31, 2011		December 31, 2010
	(in thousands)
Allowance for losses, beginning of year	$1,501	$	2,980	$	2,897
Addition to / (release of) allowance for losses	676		(1,479)		83

Total ending balance (1)	$2,177	$	1,501	$	2,980

(1)	Agricultural loans represent $0.2 million of the ending allowance at December 31, 2012, 2011 and 2010, respectively.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements—(Continued)

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans for the years ended December 31:

	December 31, 2012	December 31, 2011

	Total Loans
	(in thousands)
Allowance for Credit Losses:
Ending balance: individually evaluated for impairment (1)	$-	$-
Ending balance: collectively evaluated for impairment (2)	2,177	1,501

Total ending balance	$2,177	$1,501

Recorded Investment (3):
Ending balance gross of reserves: individually evaluated for impairment (1)	$-	$-
Ending balance gross of reserves: collectively evaluated for impairment (2)	429,158	450,860

Total ending balance, gross of reserves	$429,158	$450,860

(1)	There were no agricultural loans individually evaluated for impairments at December 31, 2012 and 2011.
(2)	Agricultural loans collectively evaluated for impairment had a recorded investment of $50 million and $49 million at December 31, 2012 and 2011, respectively, and a related allowance of $0.2 million for both periods.
(3)	Recorded investment reflects the balance sheet carrying value gross of related allowance.

Impaired loans include those loans for which it is probable that all amounts due will not be collected according to the contractual terms of the loan agreement. As shown in the table above, there were no impaired commercial mortgage and other loans identified in management’s specific review of probable loan losses and related allowance at December 31, 2012 and 2011. The average recorded investment in impaired loans with an allowance recorded, before the allowance for losses, was $0 million and $3 million at December 31, 2012 and 2011, respectively.

There was no net investment income recognized on these loans for the years ended December 31, 2012 and 2011. See Note 2 for information regarding the Company’s accounting policies for non-performing loans.

Impaired commercial mortgage and other loans with no allowance for losses are loans in which the fair value of the collateral or the net present value of the loans’ expected future cash flows equals or exceeds the recorded investment. The Company had no such loans at December 31, 2012 and 2011. See Note 2 for information regarding the Company’s accounting policies for non-performing loans.

As described in Note 2, loan-to-value and debt service coverage ratios are measures commonly used to assess the quality of commercial mortgage and other loans. As of December 31, 2012 and 2011, 85% or $363 million of the recorded investment and 85% or $384 million of the recorded investment, respectively, had a loan-to-value ratio of less than 80%. As of both December 31, 2012 and 2011, 96% of the recorded investment had a debt service coverage ratio of 1.0X or greater. As of December 31, 2012 and 2011, approximately 4% or $17 million and 4% or $19 million, respectively, of the recorded investment had a loan-to-value ratio greater than 100% or debt service coverage ratio less than 1.0X, reflecting loans where the mortgage amount exceeds the collateral value or where current debt payments are greater than income from property operations; none of which related to agricultural loans.

All commercial mortgage and other loans were in current status including $0 million and $3.1 million of hospitality loans in non-accrual status at December 31, 2012 and 2011, respectively. Nonaccrual loans are those on which the accrual of interest has been suspended after the loans become 90 days delinquent as to principal or interest payments, or earlier when the Company has doubts about collectability and loans for which a loan specific reserve has been established. See Note 2 for further discussion regarding non-accrual status loans.

During 2012 and 2011, the Company sold commercial mortgage loans to an affiliated company. See Note 13 for further discussion regarding related party transactions.

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

As of December 31, 2012, the Company has not committed to provide additional funds to borrowers that have been involved in a troubled debt restructuring.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements—(Continued)

Other Long-Term Investments

“Other long-term investments” are comprised as follows at December 31:

	2012	2011

	(in thousands)
Joint ventures and limited partnerships	$43,925	$39,443
Derivatives	131,736	152,102

Total other long-term investments	$175,661	$191,545

Net Investment Income

Net investment income for the years ended December 31, 2012, 2011 and 2010, was from the following sources:

	2012	2011	2010
	(in thousands)
Fixed maturities, available-for-sale	$246,479	$282,108	$349,906
Equity securities, available-for-sale	7	278	932
Trading account assets	923	2,023	3,378
Commercial mortgage and other loans	28,449	28,044	26,665
Policy loans	845	902	986
Short-term investments and cash equivalents	620	724	1,334
Other long-term investments	8,302	1,016	2,101

Gross investment income	285,625	315,095	385,302
Less investment expenses	(7,974)	(9,085)	(8,193)

Net investment income	$277,651	$306,010	$377,109

Realized Investment Gains (Losses), Net

Realized investment gains (losses), net, for the years ended December 31, 2012, 2011 and 2010, were from the following sources:

	2012	2011	2010

	(in thousands)
Fixed maturities	$22,684	$74,395	$126,687
Equity securities	703	1,996	(123)
Commercial mortgage and other loans	1,043	6,866	(84)
Derivatives	(107,663)	(11,366)	9,508
Other	3	(108)	51

Realized investment gains (losses), net	$(83,230)	$71,783	$136,039

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements—(Continued)

Net Unrealized Investment Gains (Losses)

Net unrealized investment gains and losses on securities classified as “available-for-sale” and certain other long-term investments and other assets are included in the Statements of Financial Position as a component of AOCI. Changes in these amounts include reclassification adjustments to exclude from OCI those items that are included as part of “Net income” for a period that had been part of OCI in earlier periods. The amounts for the periods indicated below, split between amounts related to fixed maturity securities on which an OTTI loss has been recognized, and all other net unrealized investment gains and losses, are as follows:

Net Unrealized Investment Gains and Losses on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs, Deferred Sales Inducements and Valuation of Business Acquired	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2009	$(8,543)	$4,341	$1,488	$(2,714)
Cumulative effect of adoption of accounting principle	-	-	-	-
Net investment (losses) gains on investments arising during the period	(646)	-	229	(417)
Reclassification adjustment for gains (losses) included in net income	2,640	-	(935)	1,705
Reclassification adjustment for OTTI losses excluded from net income(1)	(11)	-	4	(7)
Impact of net unrealized investment (losses) gains on deferred policy acquisition costs, deferred sales inducements and valuation of business acquired	-	(1,489)	527	(962)

Balance, December 31, 2010	$(6,560)	$2,852	$1,313	$(2,395)

Net investment (losses) gains on investments arising during the period	(1,482)	-	519	(963)
Reclassification adjustment for gains (losses) included in net income	6,302	-	(2,206)	4,096
Reclassification adjustment for OTTI losses excluded from net income(1)	-	-	-	-
Impact of net unrealized investment (losses) gains on deferred policy acquisition costs, deferred sales inducements and valuation of business acquired	-	(2,160)	756	(1,404)

Balance, December 31, 2011	$(1,740)	$692	$382	$(666)

Net investment (losses) gains on investments arising during the period	3,067	-	(1,073)	1,994
Reclassification adjustment for gains (losses) included in net income	(782)	-	274	(508)
Impact of net unrealized investment (losses) gains on deferred policy acquisition costs, deferred sales inducements and valuation of business acquired	-	(906)	317	(589)

Balance, December 31, 2012	$545	$(214)	$(100)	$231

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements—(Continued)

All Other Net Unrealized Investment Gains and Losses in AOCI

	Net Unrealized Gains/(Losses) on Investments(1)	Deferred Policy Acquisition Costs, Deferred Sales Inducements and Valuation of Business Acquired	Policy Holders’ Account Balances	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2009	451,879	(242,840)	-	(74,007)	135,032
Cumulative effect of adoption of accounting principle	-	16,957	-	(5,929)	11,028
Net investment gains (losses) on investments arising during the period	87,097	-	-	(30,485)	56,612
Reclassification adjustment for (losses) gains included in net income	(34,323)	-	-	12,013	(22,310)
Reclassification adjustment for OTTI losses excluded from net income(1)	11	-	-	(4)	7
Impact of net unrealized investment (losses) gains on deferred policy acquisition costs, deferred sales inducements and valuation of business acquired	-	19,837	-	(6,940)	12,897

Balance, December 31, 2010	$504,664	$(206,046)	$-	$(105,352)	$193,266

Net investment gains (losses) on investments arising during the period	19,706	-	-	(6,897)	12,809
Reclassification adjustment for (losses) gains included in net income	(82,693)	-	-	28,947	(53,746)
Reclassification adjustment for OTTI losses excluded from net income(1)	-	-	-	-	-
Impact of net unrealized investment (losses) gains on deferred policy acquisition costs, deferred sales inducements and valuation of business acquired	-	13,927	-	(4,879)	9,048

Balance, December 31, 2011	$441,677	$(192,119)	$-	$(88,181)	$161,377

Net investment gains (losses) on investments arising during the period	(42,295)	-	-	14,804	(27,491)
Reclassification adjustment for (losses) gains included in net income	(22,605)	-	-	7,912	(14,693)
Impact of net unrealized investment (losses) gains on deferred policy acquisition costs, deferred sales inducements and valuation of business acquired	-	45,030	-	(15,760)	29,270
Impact of net unrealized investment (gains) losses on policyholders’ account balances	-	-	(2,164)	757	(1,407)

Balance, December 31, 2012	$376,777	$(147,089)	(2,164)	$(80,468)	$147,056

(1)	Includes cash flow hedges. See Note 11 for additional discussion of our cash flow hedges.

The table below presents net unrealized gains (losses) on investments by asset class as of the dates indicated:

	December 31, 2012	December 31, 2011	December 31, 2010

	(in thousands)
Fixed maturity securities on which an OTTI loss has been recognized	$545	$(1,740)	$(6,560)
Fixed maturity securities, available-for-sale-all other	375,409	436,812	498,517
Equity securities, available-for-sale	4	561	3,103
Affiliated notes	4,386	5,263	5,511
Derivatives designated as cash flow hedges (1)	(3,068)	(962)	(2,462)
Other investments	46	3	(5)

Unrealized gains (losses) on investments and derivatives	$377,322	$439,937	$498,104

(1)	See Note 11 for more information on cash flow hedges.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statement—(Continued)

Duration of Gross Unrealized Loss Positions for Fixed Maturities and Equity Securities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities and equity securities have been in a continuous unrealized loss position, as of the dates indicated:

	December 31, 2012
	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale
Obligations of U.S. States and their political subdivisions	$7,090	$350	$-	$-	$7,090	$350
Corporate securities	35,248	$897	14,867	330	50,115	1,227
Commercial mortgage-backed securities	3,326	10	-	-	3,326	10
Asset-backed securities	13,817	42	2,994	290	16,811	332
Residential mortgage-backed securities	-	-	-	-	-	-

Total	$59,481	$1,299	$17,861	$620	$77,342	$1,919

Equity securities, available-for-sale	$-	$-	$-	$-	$-	$-

	December 31, 2011
	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale
Corporate securities	$129,881	$4,010	$1,130	$326	$131,011	$4,336
Commercial mortgage-backed securities	7,014	8	-	-	7,014	8
Asset-backed securities	48,831	782	28,430	4,022	77,261	4,804
Residential mortgage-backed securities	484	55	-	-	484	55

Total	$186,210	$4,855	$29,560	$4,348	$215,770	$9,203

Equity securities, available-for-sale	$-	$-	$-	$-	$-	$-

The gross unrealized losses, related to fixed maturities at December 31, 2012 and 2011, are composed of $1.6 million and $5.4 million, respectively, related to high or highest quality securities based on National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $0.3 million and $3.8 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. At December 31, 2012, none of the gross unrealized losses represented declines in value of greater than 20%, as compared to $3.4 million at December 31, 2011, that represented declines in value of greater than 20%, $0.3 million of which had been in that position for less than six months. At December 31, 2012, the $0.6 million of gross unrealized losses of twelve months or more were concentrated in asset backed securities and the service and manufacturing sectors of the Company’s corporate securities. At December 31, 2011, $4.3 million of gross unrealized losses of twelve months or more were concentrated in asset backed securities, $1.7 million in services and $1.1 million in manufacturing sector of the Company’s corporate securities.

In accordance with its policy described in Note 2, the Company concluded that an adjustment to earnings for other-than-temporary impairments for these securities was not warranted at December 31, 2012 or 2011. These conclusions are based on a detailed analysis of the underlying credit and cash flows on each security. The gross unrealized losses are primarily attributable to credit spread widening and increased liquidity discounts. At December 31, 2012, the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before the anticipated recovery of its remaining amortized cost basis.

At December 31, 2012 and 2011, there were no gross unrealized losses, related to equity securities that represented declines of greater than 20%.

Securities Pledged and Special Deposits

The Company pledges as collateral investment securities it owns to unaffiliated parties through certain transactions, including securities lending, securities sold under agreements to repurchase and future contracts. At December 31, the carrying value of investments pledged to third parties as reported in the Statements of Financial Position included the following:

	2012	2011
	(in thousands)
Fixed maturity securities, available-for-sale	$37,533	$121,631
Other trading account assets	-	-

Total securities pledged	$37,533	$121,631

Prudential Annuities Life Assurance Corporation

Notes to Financial Statement—(Continued)

The carrying amount of the associated liabilities supported by the pledged collateral was $39.0 million and $125.9 million at December 31, 2012 and 2011, respectively, which was “Cash collateral for loaned securities”.

Fixed maturities of $5 million at December 31, 2012 and 2011, respectively, were on deposit with governmental authorities or trustees as required by certain insurance laws.

4.    DEFERRED POLICY ACQUISITION COSTS

The balances of and changes in DAC as of and for the years ended December 31, are as follows:

	2012	2011	2010
	(in thousands)
Balance, beginning of year	$666,764	$1,357,156	$1,242,791
Capitalization of commissions, sales and issue expenses	25,081	41,994	275,316
Amortization-Impact of Assumption and experience unlocking and true-ups	274,503	(113,539)	59,874
Amortization-All Other	(86,461)	(602,550)	(238,543)
Changes in unrealized investment gains and losses	26,927	(62)	17,718
Other (1)	-	(16,235)	-

Balance, end of year	$906,814	$666,764	$1,357,156

(1)	Balance sheet reclassification between DAC and DSI relating to refinement in methodology for allocating DAC/DSI balances for cohorts with both DAC and DSI persistency credits. Refer to Note 7 for impact to DSI.

5.    VALUE OF BUSINESS ACQUIRED

Details of VOBA and related interest and gross amortization for the years ended December 31, are as follows:

	2012	2011	2010
	(in thousands)
Balance, beginning of period	$29,010	$32,497	$52,596
Amortization-Impact of assumption and experience unlocking and true-ups (1)	21,931	(1,489)	(1,494)
Amortization-All other (1)	(13,871)	(15,967)	(10,295)
Interest (2)	2,077	2,288	2,965
Change in unrealized gains/losses	3,943	11,681	(11,275)

Balance, end of year	$43,090	$29,010	$32,497

(1)	The weighted average remaining expected life of VOBA was approximately 5.06 years from the date of acquisition.
(2)	The interest accrual rate for the VOBA related to the businesses acquired was 6.18%, 4.81% and 4.97% for years ended December 31, 2012, 2011 and 2010.

The following table provides estimated future amortization, net of interest, for the periods indicated (in thousands):

	2013	2014	2015	2016	2017
	(in thousands)
Estimated future VOBA amortization	$7,544	$6,012	$4,930	$4,051	$3,487

6. REINSURANCE

The Company participates in reinsurance with third parties primarily to limit the maximum net loss potential arising from large risks and, in acquiring or disposing of businesses. The Company utilizes both affiliated and unaffiliated reinsurance arrangements. On its unaffiliated arrangements, the Company uses primarily modified coinsurance reinsurance arrangements whereby the reinsurer shares in the experience of a specified book of business. These reinsurance transactions result in the Company receiving from the reinsurer an upfront ceding commission on the book of business ceded in exchange for the reinsurer receiving in the future, a percentage of the future fees generated from that book of business. Such transfer does not relieve the Company of its primary liability and, as such, failure of reinsurers to honor their obligation could result in losses to the Company. The Company reduces this risk by evaluating the financial condition and credit worthiness of reinsurers.

On its affiliated arrangements, the Company uses automatic coinsurance reinsurance arrangements. These agreements cover all significant risks under features of the policies reinsured. The Company is not relieved of its primary obligation to the policyholder as a result of these reinsurance transactions. These affiliated agreements include the reinsurance of the Company’s GMWB, GMIWB and GMAB features. These features are considered to be embedded derivatives, and changes in the fair value of the embedded derivative are recognized through “Realized investment gains (losses), net.” Please see Note 13 for further details around the affiliated reinsurance agreements.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statement—(Continued)

The effect of reinsurance for the years ended December 31, 2012, 2011 and 2010, was as follows (in thousands):

	Gross	Unaffiliated Ceded	Affiliated Ceded	Net
2012
Policy charges and fee income - Life (1)	$3,522	$(1,099)	$-	$2,423
Policy charges and fee income - Annuity	796,711	(2,139)	-	794,572
Realized investment gains (losses), net	202,568	-	(285,798)	(83,230)
Policyholders’ benefits	124,517	(201)	-	124,316
General, administrative and other expenses	$429,383	$(784)	$(3,835)	$424,764

2011
Policy charges and fee income - Life (1)	$3,711	$(439)	$-	$3,272
Policy charges and fee income - Annuity	825,000	(3,464)	-	821,536
Realized investment gains (losses), net	(1,224,770)	-	1,296,553	71,783
Policyholders’ benefits	128,873	(724)	-	128,149
General, administrative and other expenses	$446,790	$(924)	$(3,804)	$442,062

2010
Policy charges and fee income - Life (1)	$3,895	$(3,233)	$-	$662
Policy charges and fee income - Annuity	715,368	25,160	-	740,528
Realized investment gains (losses), net	216,875	-	(80,836)	136,039
Policyholders’ benefits	41,908	(997)	-	40,911
General, administrative and other expenses	$454,015	$(1,232)	$(3,432)	$449,351

(1)	Life insurance inforce face amounts at December 31, 2012, 2011 and 2010 was $132 million, $141 million and $153 million, respectively.

The Company’s Statements of Financial Position also included reinsurance recoverables from Pruco Reinsurance, LTD (“Pruco Re”) and Prudential Insurance Company of America (“Prudential Insurance”) of $1,733 million and $1,748 million at December 31, 2012 and 2011, respectively.

7.     CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS

The Company has issued traditional variable annuity contracts through its separate accounts for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contractholder. The Company has also issued variable annuity contracts with general and separate account options where the Company contractually guarantees to the contractholder a return of no less than (1) total deposits made to the contract less any partial withdrawals (“return of net deposits”), (2) total deposits made to the contract less any partial withdrawals plus a minimum return (“minimum return”), or (3) the highest contract value on a specified date minus any withdrawals (“contract value”). These guarantees include benefits that are payable in the event of death, annuitization or at specified dates during the accumulation period and withdrawal and income benefits payable during specified periods. The Company has also issued annuity contracts with market value adjusted investment options (“MVAs”), which provide for a return of principal plus a fixed-rate of return if held to maturity, or, alternatively, a “market adjusted value” if surrendered prior to maturity or if funds are allocated to other investment options. The market value adjustment may result in a gain or loss to the Company, depending on crediting rates or an indexed rate at surrender, as applicable. The company also issues fixed deferred annuity contracts without MVA that have a guaranteed credited rate and annuity benefit.

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

For those guarantees of benefits that are payable in the event of death, the net amount at risk is generally defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date. The Company’s primary risk exposures for these contracts relates to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including fixed income and equity market returns, contract lapses and contractholder mortality.

For guarantees of benefits that are payable at annuitization, the net amount at risk is generally defined as the present value of the minimum guaranteed annuity payments available to the contractholder determined in accordance with the terms of the contract in excess of the current account balance. The Company’s primary risk exposures for these contracts relates to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including fixed income and equity market returns, timing of annuitization, contract lapses and contractholder mortality.

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

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements—(Continued)

The Company’s contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed may not be mutually exclusive. The liabilities related to the net amount at risk are reflected within “Future policy benefits.” As of December 31, 2012 and 2011, the Company had the following guarantees associated with its contracts, by product and guarantee type:

	December 31, 2012		December 31, 2011

	In the Event of Death	At Annuitization/ Accumulation (1)	In the Event of Death	At Annuitization/ Accumulation (1)

Variable Annuity Contracts	(in thousands)

Return of net deposits
Account value	$39,883,202	N/A	$39,351,144	N/A
Net amount at risk	$603,793	N/A	$1,082,996	N/A
Average attained age of contractholders	63 years	N/A	62 years	N/A
Minimum return or contract value
Account value	$8,293,324	$39,685,368	$8,237,416	$38,565,164
Net amount at risk	$1,242,583	$2,147,087	$1,673,400	$2,870,646
Average attained age of contractholders	65 years	63 years	64 years	62 years
Average period remaining until expected annuitization	N/A	0.4 years	N/A	1 year

(1)	Includes income and withdrawal benefits described herein

	December 31, 2012		December 31, 2011

	Unadjusted Value	Adjusted Value	Unadjusted Value	Adjusted Value
Variable Annuity Contracts	(in thousands)
Market value adjusted annuities
Account value	$2,182,791	$2,277,200	$3,011,739	$3,099,583

Account balances of variable annuity contracts with guarantees were invested in separate account investment options as follows:

	December 31, 2012	December 31, 2011

	(in thousands)
Equity funds	$25,813,087	$20,693,077
Bond funds	15,189,565	18,290,156
Money market funds	3,342,232	3,707,408

Total	$44,344,884	$42,690,641

In addition to the above mentioned amounts invested in separate account investment options, $3.8 billion and $4.9 billion of account balances of variable annuity contracts with guarantees, inclusive of contracts with MVA features, were invested in general account investment options as of December 31, 2012 and 2011, respectively. In 2012, 2011 and 2010, there were no gains or losses on transfers of assets from the general account to a separate account.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements—(Continued)

Liabilities for Guarantee Benefits

The table below summarizes the changes in general account liabilities for guarantees. The liabilities for guaranteed minimum death benefits (“GMDB”) and guaranteed minimum income benefits (“GMIB”) are included in “Future policy benefits” and the related changes in the liabilities are included in “Policyholders’ benefits.” Guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”) features are considered to be bifurcated embedded derivatives and are recorded at fair value. Changes in the fair value of these derivatives, including changes in the Company’s own risk of non-performance, along with any fees attributed or payments made relating to the derivative are recorded in “Realized investment gains (losses), net.” See Note 10 for additional information regarding the methodology used in determining the fair value of these embedded derivatives. The liabilities for GMAB, GMWB and GMIWB are included in “Future policy benefits.” As discussed below, the Company and a reinsurance affiliate maintain a portfolio of derivative investments that serve as a partial hedge of the risks associated with these products, for which the changes in fair value are also recorded in “Realized investment gains (losses), net.” This portfolio of derivative investments does not qualify for hedge accounting treatment under U.S. GAAP.

	GMDB	GMAB/GMWB/ GMIWB	GMIB	Totals
	Variable Annuity

	(in thousands)
Beginning Balance as of December 31, 2009	$181,195	$10,874	$7,083	$199,152
Incurred guarantee benefits - Impact of assumption and experience unlocking and true-ups (1)	(56,363)	-	1,238	(55,125)
Incurred guarantee benefits (1)	52,890	153,408	5,056	211,354
Paid guarantee benefits	(47,232)	-	-	(47,232)

Beginning Balance as of December 31, 2010	130,490	164,282	13,377	308,149

Incurred guarantee benefits - Impact of assumption and experience unlocking and true-ups (1)	23,078	-	570	23,648
Incurred guarantee benefits (1)	60,428	1,619,312	504	1,680,244
Paid guarantee benefits	(36,278)	-	(74)	(36,352)

Beginning Balance as of December 31, 2011	177,718	1,783,594	14,377	1,975,689

Incurred guarantee benefits—Impact of assumption and experience unlocking and true-ups (1)	38,655	-	6,948	45,603
Incurred guarantee benefits (1)	37,585	9,541	2,873	49,999
Paid guarantee benefits	(31,431)	-	(682)	(32,113)

Balance as of December 31, 2012	$222,527	$1,793,135	$23,516	$2,039,178

(1)	Incurred guarantee benefits include the portion of assessments established as additions to reserve as well as changes in estimates affecting the reserves. Also includes changes in the fair value of features considered to be derivatives.

The GMDB liability is determined each period end by estimating the accumulated value of a portion of the total assessments to date less the accumulated value of the death benefits in excess of the account balance. The GMIB liability associated with variable annuities is determined each period by estimating the accumulated value of a portion of the total assessments to date less the accumulated value of the projected income benefits in excess of the account balance. The portion of assessments used is chosen such that, at issue the present value of expected death benefits or expected income benefits in excess of the projected account balance and the portion of the present value of total expected assessments over the lifetime of the contracts are equal. The GMIB liability associated with fixed annuities is determined each period by estimating the present value of projected income benefits in excess of the account balance. The Company regularly evaluates the estimates used and adjusts the GMDB and GMIB liability balances with an associated charge or credit to earnings, if actual experience or other evidence suggests that earlier assumptions should be revised.

The GMAB features provide the contractholder with a guaranteed return of initial account value or an enhanced value if applicable. The most significant of the Company’s GMAB features are the guaranteed return option (“GRO”) features, which include an asset transfer feature that reduces the Company’s exposure to these guarantees. The GMAB liability is calculated as the present value of future expected payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature.

The GMWB features provide the contractholder with access to a guaranteed remaining balance if the account value is reduced to zero through a combination of market declines and withdrawals. The guaranteed remaining balance is generally equal to the protected value under the contract, which is initially established as the greater of the account value or cumulative deposits when withdrawals commence, less cumulative withdrawals. The contractholder accesses the guaranteed remaining balance through defined annual payments. The contractholder also has the option, after a specified time period, to reset the guaranteed remaining balance to the then-current account value, if greater. The GMWB liability is calculated as the present value of future expected payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature.

The GMIWB features, taken collectively, provide a contractholder two optional methods to receive guaranteed minimum payments over time, a “withdrawal” option or an “income” option. The withdrawal option (which was available under only one of the GMIWBs the Company no longer offers) guarantees that a contractholder can withdraw an amount each year until the cumulative withdrawals reach a total guaranteed balance. The

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements—(Continued)

income option (which varies among the Company’s GMIWBs) in general guarantees the contractholder the ability to withdraw an amount each year for life (or for joint lives, in the case of any spousal version of the benefit) where such amount is equal to a percentage of a protected value under the benefit. The contractholder also has the potential to increase this annual amount, based on certain subsequent increases in account value that may occur. The GMIWB can be elected by the contract holder upon issuance of an appropriate deferred variable annuity contract or at any time following contract issue prior to annuitization. Certain GMIWB features include an asset transfer feature that reduces the Company’s exposure to these guarantees. The GMIWB liability is calculated as the present value of future expected payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature.

As part of its risk management strategy, the Company limits its exposure to these risks through a combination of product design elements, such as an asset transfer feature and affiliated reinsurance agreements. The asset transfer feature, included in the design of certain optional living benefits, transfers assets between certain variable investments selected by the annuity contractholder and, depending on the benefit feature, a fixed rate account in the general account or a bond portfolio within the separate accounts. The transfers are based on the static mathematical formula, used with the particular optional benefit, which considers a number of factors, including, but not limited to, the impact of investment performance of the contractholder total account value. In general, but not always, negative investment performance may result in transfers to a fixed-rate account in the general account or a bond portfolio within the separate accounts, and positive investment performance may result in transfers back to contractholder-selected variable investments. Other product design elements utilized for certain products to manage these risks include asset allocation restrictions and minimum issuance age requirements. For risk management purposes the Company segregates the variable annuity living benefit features into those that include the asset transfer feature including certain GMIWB riders and certain GMAB riders that feature the GRO policyholder benefits; and those that do not include the asset transfer feature, including certain legacy GMIWB, GMWB, GMAB and GMIB riders. Living benefit riders that include the asset transfer feature also include GMDB riders, and as such the GMDB risk in these riders also benefits from the asset transfer feature.

Sales Inducements

The Company defers sales inducements and amortizes them over the life of the policy using the same methodology and assumptions used to amortize deferred policy acquisition costs. These deferred sales inducements are included in “Other Assets” in the Company’s Statements of Financial Position. The Company offered various types of sales inducements. These inducements include: (1) a bonus whereby the policyholder’s initial account balance is increased by an amount equal to a specified percentage of the customer’s initial deposit and (2) additional credits after a certain number of years a contract is held. Changes in deferred sales inducements, reported as “Interest credited to policyholders’ account balances”, are as follows:

Sales Inducements
(in thousands)
Balance as of December 31, 2009	$801,876
Capitalization	182,823
Amortization-Impact of assumption and experience unlocking and true-ups	32,445
Amortization-All other	(232,542)
Change in unrealized gains/losses	11,905

Balance as of December 31, 2010	796,507

Capitalization	68,370
Amortization-Impact of assumption and experience unlocking and true-ups	(56,736)
Amortization-All other	(378,682)
Change in unrealized gains/losses	147
Other (1)	16,235

Balance as of December 31, 2011	445,841

Capitalization	59,269
Amortization-Impact of assumption and experience unlocking and true-ups	133,214
Amortization-All other	(94,752)
Change in unrealized gains/losses	13,258

Balance as of December 31, 2012	$556,830

(1)	Balance sheet reclassification between DAC and DSI relating to refinement in methodology for allocating DAC/DSI balances for cohorts with both DAC and DSI persistency credits. Refer to Note 4 for impact to DAC.

8.    STATUTORY NET INCOME AND SURPLUS AND DIVIDEND RESTRICTIONS

The Company is required to prepare statutory financial statements in accordance with accounting practices prescribed or permitted by the State of Connecticut Insurance Department. Prescribed statutory accounting practices include publications of the NAIC, as well as state laws, regulations and general administrative rules. Statutory accounting practices primarily differ from U.S. GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions and valuing investments, deferred taxes and certain assets on a different basis.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements—(Continued)

Statutory net income of the Company amounted to $217 million, $177 million and $348 million, for the years ended December 31, 2012, 2011 and 2010, respectively. Statutory surplus of the Company amounted to $448 million and $672 million at December 31, 2012 and 2011, respectively.

Without prior approval of its domiciliary commissioner, dividends to shareholders are limited by the laws of the Company’s state of incorporation, Connecticut. The State of Connecticut restricts dividend payments to the greater of 10% of the prior year’s surplus or net gain from operations from the prior year. Net gain from operations is defined as income after taxes but prior to realized capital gains, as reported on the Summary of Operations. Dividends may only be paid out of unassigned surplus, adjusted for a portion of cumulative unrealized capital gains. There is a capacity to pay a dividend of $41 million after December 11, 2013, without prior approval.

On December 11, 2012 and June 29, 2012, the Company paid extra-ordinary dividends of $160 million and $248 million, respectively, to our ultimate parent, Prudential Financial. On November 29, 2011 and June 30, 2011, the Company paid an ordinary dividend of $318 million and an extra-ordinary dividend of $270 million, respectively, to Prudential Financial.

9.    INCOME TAXES

The components of income tax expense (benefit) for the years ended December 31, were as follows:

	2012	2011	2010

	(in thousands)
Current tax expense:
U.S.	$26,637	$32,230	$(27,926)
State and local	-	-	(693)

Total	$26,637	$32,230	$(28,619)

Deferred tax expense:
U.S.	196,997	(198,293)	148,362
State and local	-	-	(237)

Total	$196,997	$(198,293)	$148,125

Total income tax (benefit) expense on income from continuing operations	223,634	(166,063)	119,506
Income tax expense (benefit) reported in equity related to:
Other comprehensive income (loss)	(7,218)	(16,240)	25,591
Additional paid-in capital	5,730	-	-

Total income tax (benefit) expense	$222,146	$(182,303)	$145,097

The Company’s income (loss) from continuing operations before income taxes includes income (loss) from domestic operat ions of $857.7 million, $(317.6) million and $533.3 million, and no income from foreign operations for the years ended December 31, 2012, 2011 and 2010, respectively.

The Company’s actual income tax expense on continuing operations for the years ended December 31, 2012, 2011, and 2010, differs from the expected amount computed by applying the statutory federal income tax rate of 35% to income from continuing operations before income taxes for the following reasons:

	2012	2011	2010

	(in thousands)

Expected federal income tax (benefit) expense	$300,192	$(111,165)	$186,653
Non taxable investment income	(66,895)	(47,451)	(55,497)
Tax credits	(10,279)	(7,517)	(11,290)
State income taxes, net of federal benefit	-	-	(604)
Other	616	70	244

Total income tax (benefit) expense	$223,634	$(166,063)	$119,506

Prudential Annuities Life Assurance Corporation

Notes to Financial Statement—(Continued)

Deferred tax assets and liabilities at December 31, resulted from the items listed in the following table:

	2012	2011
	(in thousands)
Deferred tax assets
Insurance reserves	$398,481	$470,084
Investments	86,745	88,757
Compensation reserves	3,223	4,546
Other	1,547	1,697

Deferred tax assets	489,996	565,084

Deferred tax liabilities
VOBA and deferred policy acquisition cost	269,507	166,754
Deferred annuity bonus	194,890	156,044
Net unrealized gain on securities	133,136	154,314

Deferred tax liabilities	597,533	477,112

Net deferred tax asset (liability)	$(107,537)	$87,971

The application of U.S. GAAP requires the Company to evaluate the recoverability of deferred tax assets and establish a valuation allowance if necessary to reduce the deferred tax asset to an amount that is more likely than not expected to be realized. Considerable judgment is required in determining whether a valuation allowance is necessary, and if so, the amount of such valuation allowance. In evaluating the need for a valuation allowance the Company considers many factors, including: (1) the nature of the deferred tax assets and liabilities; (2) whether they are ordinary or capital; (3) in which tax jurisdictions they were generated and the timing of their reversal; (4) taxable income in prior carryback years as well as projected taxable earnings exclusive of reversing temporary differences and carryforwards; (5) the length of time that carryovers can be utilized in the various taxing jurisdictions; (6) any unique tax rules that would impact the utilization of the deferred tax assets; and (7) any tax planning strategies that the Company would employ to avoid a tax benefit from expiring unused. Although realization is not assured, management believes it is more likely than not that the deferred tax assets, net of valuation allowances, will be realized. The company had no valuation allowance as of December 31, 2012, and 2011.

Management believes that based on its historical pattern of taxable income, the Company will produce sufficient income in the future to realize its deferred tax assets. Adjustments to the valuation allowance will be made if there is a change in management’s assessment of the amount of deferred tax asset that is realizable.

The Company classifies all interest and penalties related to tax uncertainties as income tax expense (benefit). In December 31, 2012 and 2011, the Company recognized nothing in the statement of operations and recognized no liabilities in the statement of financial position for tax-related interest and penalties.

The Company’s liability for income taxes includes the liability for unrecognized tax benefits and interest that relate to tax years still subject to review by the Internal Revenue Service (“IRS”) or other taxing authorities. The completion of review or the expiration of the Federal statute of limitations for a given audit period could result in an adjustment to the liability for income taxes. Tax years 2009 through 2011 are still open for IRS examination.

The Company had zero unrecognized tax benefits as of December 31, 2012 and 2011.

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

In August 2007, the IRS released Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the DRD related to variable life insurance and annuity contracts. In September 2007, the IRS released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54 and informed taxpayers that the U.S. Treasury Department and the IRS intend to address through new guidance the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts. In May 2010, the IRS issued an Industry Director Directive (“IDD”) confirming that the methodology for calculating the DRD set forth in Revenue Ruling 2007-54 should not be followed. The IDD also confirmed that the IRS guidance issued before Revenue Ruling 2007-54, which guidance the Company relied upon in calculating its DRD, should be used to determine the DRD. For

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements—(Continued)

the last several years, the revenue proposals included in the Obama Administration’s budgets included a proposal that would change the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through guidance or legislation, could increase actual tax expense and reduce the Company’s net income. These activities had no impact on the Company’s 2010, 2011 or 2012 results.

The Company is not currently under audit by the IRS or any state or local jurisdiction for the years prior to 2009.

In 2009, the Company joined in filing the federal tax return with its ultimate parent, Prudential Financial, Inc. For tax years 2009 through 2012, the Company is participating in the IRS’s Compliance Assurance Program (“CAP”). Under CAP, the IRS assigns an examination team to review completed transactions contemporaneously during these tax years in order to reach agreement with the Company on how they should be reported in the tax returns. If disagreements arise, accelerated resolutions programs are available to resolve the disagreements in a timely manner before the tax returns are filed. It is management’s expectation this program will shorten the time period between the filing of the Company’s federal income tax returns and the IRS’s completion of its examination of the returns.

10.    FAIR VALUE OF ASSETS AND LIABILITIES

Fair Value Measurement – Fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The authoritative fair value guidance establishes a framework for measuring fair value that includes a hierarchy used to classify the inputs used in measuring fair value. The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. The levels of the fair value hierarchy are as follows:

Level 1 - Fair value is based on unadjusted quoted prices in active markets that are accessible to the Company for identical assets or liabilities. The Company’s Level 1 assets and liabilities primarily include certain cash equivalents, short term investments, and equity securities that trade on an active exchange market.

Level 2 - Fair value is based on significant inputs, other than quoted prices included in Level 1, that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability through corroboration with observable market data. Level 2 inputs include quoted market prices in active markets for similar assets and liabilities, quoted market prices in markets that are not active for identical or similar assets or liabilities, and other market observable inputs. The Company’s Level 2 assets and liabilities include: fixed maturities (corporate public and private bonds, most government securities, certain asset-backed and mortgage-backed securities, etc.), certain equity securities (mutual funds, which do not actively trade and are priced based on a net asset value), certain short term investments and certain cash equivalents (primarily commercial paper), and certain over-the-counter derivatives.

Level 3 - Fair value is based on at least one or more significant unobservable inputs for the asset or liability. The assets and liabilities in this category may require significant judgment or estimation in determining the fair value. The Company’s Level 3 assets and liabilities primarily include: certain private fixed maturities and equity securities, certain manually priced public equity securities and fixed maturities, certain highly structured over-the-counter derivative contracts, and embedded derivatives resulting from certain products with guaranteed benefits.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements—(Continued)

Assets and Liabilities by Hierarchy Level – The tables below present the balances of assets and liabilities measured at fair value on a recurring basis, as of the dates indicated.

	As of December 31, 2012
	Level 1	Level 2	Level 3	Netting(2)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S Treasury securities and obligations of U.S. government authorities and agencies	$-	$4,686	$-	$-	$4,686
Obligations of U.S. states and their political subdivisions	-	102,116	-	-	102,116
Foreign government bonds	-	55,529	-	-	55,529
Corporate securities	-	3,095,699	95,555	-	3,191,254
Asset-backed securities	-	118,179	69,298	-	187,477
Commercial mortgage-backed securities	-	394,902	-	-	394,902
Residential mortgage-backed securities	-	267,486	-	-	267,486

Sub-total	-	4,038,597	164,853	-	4,203,450
Trading account assets:
Asset-backed securities	-	2,022	-	-	2,022
Equity securities	5,687	-	207	-	5,894

Sub-total	5,687	2,022	207	-	7,916

Equity securities, available-for-sale	-	22	-	-	22
Short-term investments	103,761	-	-	-	103,761
Cash equivalents	-	-	-	-	-
Other long-term investments	-	173,348	1,054	(42,351)	132,051
Reinsurance recoverables	-	-	1,732,094	-	1,732,094
Other assets	-	20,632	1,995	-	22,627

Sub-total excluding separate account assets	109,448	4,234,621	1,900,203	(42,351)	6,201,921

Separate account assets (1)	122,142	44,479,578	-	-	44,601,720

Total assets	$231,590	$48,714,199	$1,900,203	$(42,351)	$50,803,641

Future policy benefits	$-	$-	$1,793,137	$-	$1,793,137
Other liabilities	-	42,351	-	(42,351)	-

Total liabilities	$-	$42,351	$1,793,137	$(42,351)	$1,793,137

Prudential Annuities Life Assurance Corporation

Notes to Financial Statement—(Continued)

	As of December 31, 2011 (3)
	Level 1	Level 2	Level 3	Netting (2)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S Treasury securities and obligations of U.S. government authorities and agencies	$-	$86,036	$-	$-	$86,036
Obligations of U.S. states and their political subdivisions	-	94,158	-	-	94,158
Foreign government securities	-	77,230	-	-	77,230
Corporate securities	6,705	3,854,846	89,658	-	3,951,209
Asset-backed securities	-	128,821	48,563	-	177,384
Commercial mortgage-backed securities	-	491,757	-	-	491,757
Residential mortgage-backed securities	-	395,993	-	-	395,993

Sub-total	6,705	5,128,841	138,221	-	5,273,767
Trading account assets:
Asset-backed securities	-	31,571	-	-	31,571
Equity securities	6,804	-	203	-	7,007

Sub-total	6,804	31,571	203	-	38,578

Equity securities, available-for-sale	3,071	-	-	-	3,071
Short-term investments	227,235	10,366	-	-	237,601
Cash equivalents	8,112	-	-	-	8,112
Other long-term investments	-	191,144	1,213	(40,012)	152,345
Reinsurance recoverables	-	-	1,747,757	-	1,747,757
Other assets	-	25,225	-	-	25,225

Sub-total excluding separate account assets	251,927	5,387,147	1,887,394	(40,012)	7,486,456

Separate account assets (1)	1,039,821	41,902,937	-	-	42,942,758

Total assets	$1,291,748	$47,290,084	$1,887,394	$(40,012)	$50,429,214

Future policy benefits	$-	$-	$1,783,595	$-	$1,783,595
Other liabilities	-	40,012	-	(40,012)	-

Total liabilities	$-	$40,012	$1,783,595	$(40,012)	$1,783,595

(1) Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Statements of Financial Position.

(2) “Netting” amounts represent the impact of offsetting asset and liability positions held with the same counterparty.

(3) Includes reclassifications to conform to current period presentation.

The methods and assumptions the Company uses to estimate the fair value of assets and liabilities measured at fair value on a recurring basis are summarized below.

Fixed Maturity Securities – The fair values of the Company’s public fixed maturity securities are generally based on prices obtained from independent pricing services. Prices for each security are generally sourced from multiple pricing vendors, and a vendor hierarchy is maintained by asset type based on historical pricing experience and vendor expertise. The Company ultimately uses the price from the pricing service highest in the vendor hierarchy based on the respective asset type. Consistent with the fair value hierarchy described above, securities with validated quotes from pricing services are generally reflected within Level 2, as they are primarily based on observable pricing for similar assets and/or other market observable inputs. If the pricing information received from third party pricing services is not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process with the pricing service. If the pricing service updates the price to be more consistent with the presented market observations, the security remains within Level 2.

Internally-developed valuations or indicative broker quotes are also used to determine fair value in circumstances where vendor pricing is not available, or where the Company ultimately concludes that pricing information received from the independent pricing service is not reflective of market activity. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may over-ride the information with an internally developed valuation. As of December 31, 2012 and December 31, 2011 over-rides on a net basis were not material. Pricing service over-rides, internally developed valuations and indicative broker quotes are generally included in Level 3 in the fair value hierarchy.

The fair value of private fixed maturities, which are comprised of investments in private placement securities, originated by internal private asset managers, are primarily determined using a discounted cash flow model. If the fair value is determined using pricing inputs that are observable in the market, the securities have been reflected within Level 2; otherwise a Level 3 classification is used.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statement—(Continued)

Private fixed maturities also include debt investments in funds that pay a stated coupon and a return based upon the results of the underlying portfolios. The fair values of these securities are determined by reference to the funds’ net asset value (“NAV”). Since the NAV at which the funds trade can be observed by redemption and subscription transactions between third parties, the fair values of these investments have been reflected within Level 2 in the fair value hierarchy.

Trading Account Assets – Trading account assets consist primarily of asset-backed, equity securities, and perpetual preferred stocks whose fair values are determined consistent with similar instruments described above under “Fixed Maturity Securities” and below under “Equity Securities.”

Equity Securities – Equity securities consist principally of investments in common and preferred stock of publicly traded companies, as well as mutual fund shares. The fair values of most publicly traded equity securities are based on quoted market prices in active markets for identical assets and are classified within Level 1 in the fair value hierarchy. The fair values of mutual fund shares that transact regularly (but do not trade in active markets because they are not publicly available) are based on transaction prices of identical fund shares and are classified within Level 2 in the fair value hierarchy. The fair values of perpetual preferred stock are based on inputs obtained from independent pricing services that are primarily based on indicative broker quotes. As a result, the fair values of perpetual preferred stock are classified as Level 3.

Derivative Instruments – Derivatives are recorded at fair value either as assets, within “Other long-term investments,” or as liabilities, within “Other liabilities,” except for embedded derivatives which are recorded with the associated host contract. The fair values of derivative contracts can be affected by changes in interest rates, foreign exchange rates, credit spreads, market volatility, expected returns, non-performance risk (“NPR”), liquidity and other factors. Liquidity valuation adjustments are made to reflect the cost of exiting significant risk positions, and consider the bid-ask, spread, maturity, complexity, and other specific attributes of the underlying derivative position.

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

Derivatives classified as Level 3 include structured products. These derivatives are valued based upon models (such as Monte Carlo simulation models and other techniques) with some significant unobservable market inputs or inputs (e.g. interest rates, equity indices, dividend yields, etc.) from less actively traded markets (e.g model-specific input values, including volatility parameters, etc.). Level 3 methodologies are validated through periodic comparison of the Company’s fair values to broker-dealer values. As of December 31, 2012 and December 31, 2011, there were derivatives with the fair value of $0.7 million and $1.0 million, respectively, classified within Level 3, and all other derivatives were classified within Level 2. See Note 11 for more details on the fair value of derivative instruments by primary underlying.

Cash Equivalents and Short-Term Investments – Cash equivalents and short-term investments include money market instruments and other highly liquid debt instruments. Certain money market instruments are valued using unadjusted quoted prices in active markets that are accessible for identical assets and are primarily classified as Level 1. The remaining instruments in this category are generally fair valued based on market observable inputs, and these investments have primarily been classified within Level 2.

Separate Account Assets – Separate Account Assets include fixed maturity securities, treasuries, and equity securities for which values are determined consistent with similar instruments described above under “Fixed Maturity Securities” and “Equity Securities.”

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

Future Policy Benefits – The liability for future policy benefits primarily includes general account liabilities for the optional living benefit features of the Company’s variable annuity contracts, including guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”), accounted for as embedded derivatives. The fair values of the GMAB, GMWB and GMIWB liabilities are calculated as the present value of future expected benefit payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature. This methodology could result in either a liability or contra-liability balance, given changing capital market conditions and various policyholder behavior assumptions. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The determination of these risk premiums requires the use of management judgment.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statement—(Continued)

The significant inputs to the valuation models for these embedded derivatives include capital market assumptions, such as interest rate and implied volatility assumptions, the Company’s market-perceived risk of its own non-performance, as well as actuarially determined assumptions, including contractholder behavior, such as lapse rates, benefit utilization rates, withdrawal rates, and mortality rates. Since many of these assumptions are unobservable and are considered to be significant inputs to the liability valuation, the liability included in future policy benefits has been reflected within Level 3 in the fair value hierarchy.

Capital market inputs and actual policyholders’ account values are updated each quarter based on capital market conditions as of the end of the quarter, including interest rates, equity markets, and implied volatility. In the risk neutral valuation, interest rates are used to both grow the policyholders’ account values and discount all projected future cash flows. The Company’s discount rate assumption is based on the LIBOR swap curve, adjusted for an additional spread over LIBOR to reflect NPR.

Actuarial assumptions, including contractholder behavior and mortality, are reviewed at least annually, and updated based upon historical experience giving consideration to any observable market data, including available industry studies or market transactions such as acquisitions and reinsurance transactions. These assumptions are generally updated in the third quarter of each year unless a material change that the Company feels is indicative of a long term trend is observed in an interim period.

Transfers between Levels 1 and 2 – During the year ended December 31, 2012, $4.5 million of mutual fund shares were transferred from Level 1 to Level 2 in the Company’s Separate Account due to the fund’s net asset value no longer being available to the public. Additionally, $7.0 million of preferred stock was transferred from Level 1 to Level 2. These transfers were the result of an ongoing monitoring assessment of pricing inputs to ensure appropriateness of the level classification in the fair value hierarchy. There were no transfers between Levels 1 and 2 for the years ended December 31, 2011 and December 31, 2010.

Level 3 Assets and Liabilities by Price Source – The table below presents the balances of Level 3 assets and liabilities measured at fair value with their corresponding pricing sources.

	As of December 31, 2012
	Internal (1)	External (2)	Total
	(in thousands)
Corporate securities	$92,263	$3,292	$95,555
Asset-backed securities	-	69,298	69,298
Equity securities	-	207	207
Other long-term Investments	739	315	1,054
Reinsurance recoverables	1,732,094	-	1,732,094
Other assets	-	1,995	1,995

Total assets	$1,825,096	$75,107	$1,900,203

Future policy benefits	1,793,137	-	1,793,137

Total liabilities	$1,793,137	$-	$1,793,137

(1)	Represents valuations reflecting both internally-derived and market inputs, as well as third-party pricing information or quotes. See below for additional information related to internally-developed valuation for significant items in the above table.
(2)	Represents unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements—(Continued)

Quantitative Information Regarding Internally Priced Level 3 Assets and Liabilities – The table below presents quantitative information on significant internally priced Level 3 assets and liabilities for which the investment risks associated with market value changes are borne by the Company.

As of December 31, 2012
	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)	Impact of Increase in Input on Fair Value (1)
(in thousands)
Assets:

Corporate securities	$92,263	Discounted cash flow	Discount rate	3.27 -17.50%(3.74%)	Decrease
		Cap at call price	Call price	100%(100%)	Increase
Reinsurance recoverables	$1,732,094	Fair values are determined in the same manner as future policy benefits
Liabilities:

Future policy benefits	$1,793,137	Discounted cash flow	Lapse rate (2)	0% - 14%	Decrease

			NPR spread (3)	0.20% - 1.60%	Decrease
			Utilization rate (4)	70% - 94%	Increase
			Withdrawal rate (5)	85% - 100%	Increase
			Mortality rate (6)	0% - 13%	Decrease
			Equity Volatility curve	19% - 34%	Increase

(1)	Conversely, the impact of a decrease in input would have the opposite impact for the fair value as that presented in the table.
(2)	Base lapse rates are adjusted at the contract level based on a comparison of the actuarially calculated guaranteed amount and the current policyholder account value as well as other factors, such as the applicability of any surrender charges. A dynamic lapse adjustment reduces the base lapse rate when the guaranteed amount is greater than the account value, as in-the-money contracts are less likely to lapse. Lapse rates are also generally assumed to be lower for the period where surrender charges apply.
(3)	To reflect NPR, the Company incorporates an additional spread over LIBOR into the discount rate used in the valuation of individual living benefit contracts in a liability position and generally not to those in a contra-liability position. In determining the NPR spread, the Company believes it appropriate to reflect the financial strength ratings of the Company as these are insurance liabilities and senior to debt. The additional spread over LIBOR is determined taking into consideration publicly available information relating to the financial strength of the Company adjusted for any illiquidity risk premium.
(4)	The utilization rate assumption estimates the percentage of contracts that will utilize the benefit during the contract duration, and begin lifetime withdrawals at various time intervals from contract inception. The remaining contractholders are assumed to either begin lifetime withdrawals immediately or never utilizing the benefit. These assumptions vary based on the product type, the age of the contractholder, and the age of the contract. The impact of changes in these assumptions is highly dependent on the contract type and age of the contractholder at the time of the sale and the timing of the first lifetime income withdrawal.
(5)	The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. The fair value of the liability will generally increase the closer the withdrawal rate is to 100%.
(6)	Range reflects the mortality rate for the vast majority of business with living benefits, with policyholders ranging from 35 to 90 years old. While the majority of living benefits have a minimum age requirement, certain benefits do not have an age restriction. This results in contractholders for certain benefits with mortality rates approaching 0%. Based on historical experience, the Company applies a set of age and duration specific mortality rate adjustments compared to standard industry tables. A mortality improvement assumption is also incorporated into the overall mortality table.

Valuation Process for Fair Value Measurements Categorized within Level 3 – The Company has established an internal control infrastructure over the valuation of financial instruments that requires ongoing oversight by its various Business Groups. These management control functions are segregated from the trading and investing functions. For invested assets, the Company has established oversight teams, often in the form of Pricing Committees within each asset management group. The teams, which typically include representation from investment, accounting, operations, legal and other disciplines are responsible for overseeing and monitoring the pricing of the Company’s investments and performing periodic due diligence reviews of independent pricing services. An actuarial valuation unit oversees the valuation of optional living benefit features of the Company’s variable annuity contracts. The valuation unit works with segregated modeling and database administration teams to validate the appropriateness of input data and logic, data flow and implementation.

The Company has also established policies and guidelines that require the establishment of valuation methodologies and consistent application of such methodologies. These policies and guidelines govern the use of inputs and price source hierarchies and provide controls around the valuation processes. These controls include appropriate review and analysis of investment prices against market activity or indicators of reasonableness, approval of price source changes, price overrides, methodology changes and classification of fair value hierarchy levels. For optional living benefit features of the Company’s variable annuity products, the valuation unit periodically performs baseline testing of contract input data and actuarial assumptions are reviewed at least annually, and updated based upon historical experience giving consideration to any observable market data, including available industry studies. The valuation policies and guidelines are reviewed and updated as appropriate.

Within the trading and investing functions, the Company has established policies and procedures that relate to the approval of all new transaction types, transaction pricing sources and fair value hierarchy coding within the financial reporting system. For variable annuity product changes or new launches of optional living benefit features, the actuarial valuation unit validates input logic and new product features and agrees new input data directly to source documents.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements—(Continued)

Changes in Level 3 assets and liabilities - The following tables provide summaries of the changes in fair values of Level 3 assets and liabilities as of the dates indicated, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at the end of their respective periods.

	Year Ended December 31, 2012
	Fixed Maturities Available-For-Sale

	Corporate Securities	Asset- Backed Securities	Trading Account Assets - Equity Securities	Other Long Term Investments	Reinsurance Recoverables
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$89,658	$48,563	$203	$1,213	$1,747,757
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	1,606	-	-	(2,326)	(244,519)
Asset management fees and other income	-	-	4	(3)	-
Included in other comprehensive income (loss)	2,271	1,109	-	-	-
Net investment income	4,634	649	-	-	-
Purchases	5,400	30,311	-	2,166	228,856
Sales	(29)	-	-	-	-
Issuances	-	-	-	-	-
Settlements	(8,286)	(11,334)	-	4	-
Transfers into Level 3 (1)	11,992	-	-	-	-
Transfers out of Level 3 (1)	(11,691)	-	-	-	-

Fair Value, end of period assets/(liabilities)	$95,555	$69,298	$207	$1,054	$1,732,094

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$-	$-	$-	$(1,349)	$(194,274)
Asset management fees and other income	$-	$-	$4	$(3)	$-
Interest credited to policyholders’ account balances	$-	$-	$-	$-	$-

	Year Ended December 31, 2012
	Other Assets	Future Policy Benefits
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$-	$(1,783,595)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	-	230,349
Asset management fees and other income	-	-
Interest credited to policyholder account balances
Included in other comprehensive income (loss)	(5)	-
Net investment income	-	-
Purchases	2,000	-
Sales	-	-
Issuances	-	(239,891)
Settlements	-	-
Transfers into Level 3 (1)	-	-
Transfers out of Level 3 (1)	-	-

Fair Value, end of period assets/(liabilities)	$1,995	$(1,793,137)

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$-	$179,477
Asset management fees and other income	$-	$-
Interest credited to policyholders’ account balances	$-	$-

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements—(Continued)

	Year Ended December 31, 2011
	Fixed Maturities Available-For-Sale

	Corporate Securities	Asset Backed Securities	Equity Securities - Available- For-Sale	Other Long- Term Investments	Reinsurance Recoverable	Trading Account Assets - Equity Securities
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$74,255	$53,857	$-	$-	$186,735	$-
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	46	-	-	(1,285)	1,348,271	-
Asset management fees and other income	-	-	-	(19)	-	(27)
Included in other comprehensive income (loss)	5,472	206	-	-	-	-
Net investment income	4,579	430	1	-	-	-
Purchases	8,702	-	-	262	212,751	-
Sales	-	-	(747)	-	-	-
Issuances	-	-	-	-	-	-
Settlements	(5,356)	(5,930)	-	-	-	-
Transfers into Level 3 (1)	51,135	-	976	2,255	-	-
Transfers out of Level 3 (1)	(49,175)	-	-	-	-	-
Other (3)	-	-	(230)	-	-	230

Fair Value, end of period assets/(liabilities)	$89,658	$48,563	$-	$1,213	$1,747,757	$203

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still heldat the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$-	$-	$-	$(1,311)	$1,356,358	$-
Asset management fees and other income	$-	$-	$-	$(19)	$-	$(27)

	Year Ended December 31, 2011
	Future Policy Benefits
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$(164,283)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(1,396,276)
Purchases	-
Sales	(223,036)
Issuances	-
Settlements	-
Transfers into Level 3 (1)	-
Transfers out of Level 3 (1)	-

Fair Value, end of period assets/(liabilities)	$(1,783,595)

Unrealized gains (losses) for the period relating to
Level 3 assets that were still heldat the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$(1,403,609)
Interest credited to policyholders’ account balances	$-

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements—(Continued)

	Year Ended December 31, 2010
	Fixed Maturities Available-For-Sale

	Corporate Securities	Foreign Government Bonds	Asset Backed Securities	Reinsurance Recoverable
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$63,634	$1,219	$43,794	$40,351
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	1,083	-	(1,247)	(43,339)
Asset management fees and other income	-	-	-	-
Included in other comprehensive income (loss)	3,072	(12)	(963)	-
Net investment income	4,195	(1)	17	-
Purchases, sales issuances, and settlements	(10,830)		29,676	189,723
Sales
Issuances
Settlements
Transfers into Level 3 (1)	13,101	-	-	-
Transfers out of Level 3 (1)	-	(1,206)	(17,420)	-
Other
Fair Value, end of period assets/(liabilities)	$74,255	$-	$53,857	$186,735

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still heldat the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$-	$-	$(654)	$(40,069)
Asset management fees and other income	$-	$-	$-	$-

	Year Ended December 31, 2010
	Future Policy Benefits	Other Liabilities
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$(10,874)	(53)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	45,258	53
Purchases, sales issuances, and settlements	(198,667)	-
Sales	-	-
Issuances	-	-
Settlements	-	-
Transfers into Level 3 (1)	-	-
Transfers out of Level 3 (1)	-	-

Fair Value, end of period assets/(liabilities)	$(164,283)	-

Unrealized gains (losses) for the period relating to
Level 3 assets that were still heldat the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$42,759	-
Interest credited to policyholders’ account balances	$-	-

(1)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(2)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(3)	Other primarily represents reclasses of certain assets between reporting categories.

Transfers – Transfers into Level 3 are generally the result of unobservable inputs utilized within valuation methodologies and the use of broker quotes (that cannot be validated) for which information from third party pricing services (that can be validated) was previously utilized. Transfers out of Level 3 are generally due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company is able to validate. Other significant transfers into and/or out of Level 3 are discussed below:

For the year ended December 31, 2010, the majority of the transfers out of Level 3 for Fixed Maturities Available-for-Sale- Assets-Backed Securities resulted from the Company’s conclusion that the market for asset-backed securities collateralized by sub-prime mortgages had been becoming increasingly active. The pricing received from independent pricing services could be validated by the Company. The market for asset-backed securities was deemed inactive in 2009.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements—(Continued)

Fair Value of Financial Instruments

The table below presents the carrying amount and fair value by fair value hierarchy level of certain financial instruments that are not reported at fair value. However, in some cases, as described below, the carrying amount equals or approximates fair value.

	December 31, 2012					December 31, 2011

	Fair Value				Carrying Amount (1)	Fair Value	Carrying Amount

	Level 1	Level 2	Level 3	Total	Total	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$-	$-	$473,964	$473,964	$426,981	$490,151	$449,359
Policy loans	-	-	11,957	11,957	11,957	14,316	14,316
Cash	266	-	-	266	266	749	749
Accrued investment income	-	44,656	-	44,656	44,656	59,033	59,033
Other assets	-	10,614	1,995	12,609	12,609	12,237	12,237

Total assets	$266	$55,270	$487,916	$543,452	$496,469	$576,486	$535,694

Liabilities:
Policyholders’ Account Balances - Investment contracts	$-	$-	$78,159	$78,159	$75,242	$66,659	$66,176
Cash collateral for loaned securities	-	38,976	-	38,976	38,976	125,884	125,884
Short-term debt	-	-	-	-	-	27,803	27,803
Long-term debt	-	426,827	-	426,827	400,000	627,415	600,000
Other liabilities	-	194,047	-	194,047	194,047	169,139	169,139
Separate account liabilities - investment contracts	-	964	-	964	964	1,192	1,192

Total liabilities	$-	$660,814	$78,159	$738,973	$709,229	$1,018,092	$990,194

(1)	Carrying values presented herein differ from those in the Company’s Statements of Financial Position because certain items within the respective financial statement captions are not considered financial instruments or out of scope under authoritative guidance relating to disclosures of the fair value of financial instruments. Financial statement captions excluded from the above table are not considered financial instruments.

The fair values presented above have been determined by using available market information and by applying market valuation methodologies, as described in more detail below.

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

Policyholders’ Account Balances - Investment Contracts

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

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements—(Continued)

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

Separate Account Liabilities - Investment Contracts

Only the portion of separate account liabilities related to products that are investments contracts are reflected in the table above. Separate account liabilities are recorded at the amount credited to the contractholder, which reflects the change in fair value of the corresponding separate account assets including contractholder deposits less withdrawals and fees. Therefore, carrying value approximates fair value.

11.     DERIVATIVE INSTRUMENTS

Types of Derivative Instruments and Derivative Strategies

Interest Rate Contracts

Interest rate swaps are used by the Company to reduce risks from changes in interest rates, manage interest rate exposures arising from mismatches between assets and liabilities (including duration mismatches) and to hedge against changes in the value of assets it owns or anticipates acquiring or selling. Swaps may be attributed to specific assets or liabilities or may be used on a portfolio basis. Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed upon notional principal amount. Generally, no cash is exchanged at the outset of the contract and no principal payments are made by either party. These transactions are entered into pursuant to master agreements that provide for a single net payment to be made by one counterparty at each due date.

Equity Contracts

Equity index options are contracts which will settle in cash based on differentials in the underlying indices at the time of exercise and the strike price. The Company uses combinations of purchases and sales of equity index options to hedge the effects of adverse changes in equity indices within a predetermined range. These hedges do not qualify for hedge accounting.

Foreign Exchange Contracts

Currency derivatives, including currency swaps, are used by the Company to reduce risks from changes in currency exchange rates with respect to investments denominated in foreign currencies that the Company either holds or intends to acquire or sell , and to hedge the currency risk associated with net investments in foreign operations and anticipated earnings of its foreign operations.

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

Credit Contracts

Credit derivatives are used by the Company to enhance the return on the Company’s investment portfolio by creating credit exposure similar to an investment in public fixed maturity cash instruments. With credit derivatives the Company sells credit protection on an identified name, and in return receives a quarterly premium. With credit default derivatives, this premium or credit spread generally corresponds to the difference between the yield on the referenced name’s public fixed maturity cash instruments and swap rates, at the time the agreement is executed. If there is an event of default by the referenced name, as defined by the agreement, then the Company is obligated to pay the counterparty the referenced amount of the contract and receive in return the referenced defaulted security or similar security or pay the referenced amount less the auction recovery rate. See credit derivatives written section for discussion of guarantees related to credit derivatives written. In addition to selling credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements—(Continued)

Embedded Derivatives

The Company sells variable annuity products, which may include guaranteed benefit features that are accounted for as embedded derivatives. The Company has reinsurance agreements to transfer the risk related to certain of these embedded derivatives to affiliates, Pruco Re and Prudential Insurance. The embedded derivatives related to the living benefit features and the related reinsurance agreements are carried at fair value. These embedded derivatives are marked to market through “Realized investment gains (losses), net” based on the change in value of the underlying contractual guarantees, which are determined using valuation models, as described in Note 10.

The fair value of the living benefit feature embedded derivatives included in “Future policy benefits” was a liability of $1,793 million and $1,784 million as of December 31, 2012 and December 31, 2011, respectively. The fair value of the embedded derivatives related to the reinsurance of certain of these benefits to Pruco Re and Prudential Insurance included in “Reinsurance recoverables” was an asset of $1,733 million and $1,748 million as of December 31, 2012 and December 31, 2011, respectively.

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

The table below provides a summary of the gross notional amount and fair value of derivatives contracts used in a non-dealer or broker capacity, excluding embedded derivatives which are recorded with the associated host, by the primary underlying. Many derivative instruments contain multiple underlyings.

	December 31, 2012			December 31, 2011
	Notional	Fair Value		Notional	Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities

	(in thousands)
Derivatives Designated as Hedging Instruments:
Currency/Interest Rate	$65,612	$192	$(3,309)	$47,702	$867	$(1,796)

Total Qualifying Hedges	$65,612	$192	$(3,309)	$47,702	$867	$(1,796)

Derivatives Not Qualifying as Hedging Instruments:
Interest Rate
Interest Rate Swaps	$2,332,950	$139,258	$(24,075)	$1,652,950	$145,380	$(8,546)
Interest Rate Options	100,000	15,330	-	100,000	17,048	-
Currency/Interest Rate
Foreign Currency Swaps	61,126	1,715	(2,894)	62,280	2,852	(4,975)
Credit
Credit Default Swaps	345,050	411	(1,413)	399,050	1,737	(2,165)
Equity
Total Return Swaps	253,766	193	(3,741)	199,446	1,067	(4,838)
Equity Options	7,800,982	16,988	(6,920)	2,798,732	23,161	(17,692)

Total Non-Qualifying Hedges	$10,893,874	$173,895	$(39,043)	$5,212,458	$191,245	$(38,216)

Total Derivatives (1)	$10,959,486	$174,087	$(42,352)	$5,260,160	$192,112	$(40,012)

(1)	Excludes embedded derivatives which contain multiple underlyings. The fair value of these embedded derivatives was a liability of $1,793 million and $1,787 million as of December 31, 2012 and December 31, 2011, respectively, included in “Future policy benefits” and “Fixed maturities, available-for-sale.”

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements—(Continued)

Cash Flow Hedges

The primary derivative instruments used by the Company in its cash flow hedge accounting relationships are currency swaps. These instruments are only designated for hedge accounting in instances where the appropriate criteria are met. The Company does not use futures, options, credit, equity or embedded derivatives in any of its cash flow hedge accounting relationships.

The following tables provide the financial statement classification and impact of derivatives used in qualifying and non-qualifying hedge relationships, excluding the offset of the hedged item in an effective hedge relationship:

		Year Ended December 31, 2012
		Realized Investment Gains/(Losses)		Net Investment Income		Other Income		Accumulated Other Comprehensive Income (1)
		(in thousands)
Derivatives Designated as Hedging Instruments:
Cash flow hedges
Currency/Interest Rate	$	-	$	(116)	$	14	$	(2,106)

Total cash flow hedges		-		(116)		14		(2,106)

Derivatives Not Qualifying as Hedging Instruments:
Interest Rate		5,030		-		-		-
Currency		(15)		-		-		-
Currency/Interest Rate		(1,368)		-		(17)		-
Credit		143		-		-		-
Equity		(56,158)		-		-		-
Embedded Derivatives		(55,295)		-		-		-

Total non-qualifying hedges		(107,663)		-		(17)		-

Total	$	(107,663)	$	(116)	$	(3)	$	(2,106)

(1)	Amounts deferred in “Accumulated other comprehensive income (loss).”

		Year Ended December 31, 2011
		Realized Investment Gains/(Losses)		Net Investment Income		Other Income		Accumulated Other Comprehensive Income (1)
		(in thousands)
Derivatives Designated as Hedging Instruments:
Cash flow hedges
Currency/Interest Rate	$	-	$	(89)	$	1	$	1,504

Total cash flow hedges		-		(89)		1		1,504

Derivatives Not Qualifying as Hedging Instruments:
Interest Rate		114,601		-		-		-
Currency/Interest Rate		1,281		-		-		-
Credit		915		-		-		-
Equity		(28,070)		-		-		-
Embedded Derivatives		(100,093)		-		-		-

Total non-qualifying hedges		(11,366)		-		-		-

Total	$	(11,366)	$	(89)	$	1	$	1,504

(1)	Amounts deferred in “Accumulated other comprehensive income (loss).”

Prudential Annuities Life Assurance Corporation

Notes to Financial Statement—(Continued)

		Year Ended December 31, 2010
		Realized Investment Gains/(Losses)		Net Investment Income		Other Income		Accumulated Other Comprehensive Income (1)
		(in thousands)
Derivatives Designated as Hedging Instruments:
Cash flow hedges
Currency/Interest Rate	$	-	$	61	$	(26)	$	(1,822)

Total cash flow hedges		-		61		(26)		(1,822)
Derivatives Not Qualifying as Hedging Instruments:
Interest Rate		53,077		-		-		-
Currency/Interest Rate		1,105		-		-		-
Credit		873		-		-		-
Equity		(10,865)		-		-		-
Embedded Derivatives		(34,682)		-		-		-

Total non-qualifying hedges		9,508		-		-		-

Total	$	9,508	$	61	$	(26)	$	(1,822)

(1)	Amounts deferred in “Accumulated other comprehensive income (loss).”

For the years ended December 31, 2012, 2011 and 2010, the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations and there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.

Presented below is a roll forward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in thousands)
Balance, December 31, 2009	$(640)
Net deferred gains (losses) on cash flow hedges from January 1 to December 31, 2010	(1,260)
Amount reclassified into current period earnings	(562)

Balance, December 31, 2010	(2,462)
Net deferred gains (losses) on cash flow hedges from January 1 to December 31, 2011	1,415
Amount reclassified into current period earnings	85

Balance, December 31, 2011	(962)
Net deferred gains (losses) on cash flow hedges from January 1 to December 31, 2012	(2,207)
Amount reclassified into current period earnings	101

Balance, December 31, 2012	$(3,068)

As of December 31, 2012 and 2011, the Company did not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 21 years. Income amounts deferred in “Accumulated other comprehensive income (loss)” as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” in the Statements of Equity.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statement—(Continued)

Credit Derivatives Written

The following table sets forth the composition of the Company’s credit derivatives where it has written credit protection, excluding embedded derivatives contained in externally-managed investments in European markets, by industry category as of the dates indicated.

	December 31, 2012		December 31, 2011
Industry	Notional	Fair Value	Notional	Fair Value
	(in thousands)
Corporate Securities:
Consumer Non-cyclical	$120,000	$146	$120,000	$655
Capital Goods	90,000	109	90,000	315
Basic Industry	40,000	68	40,000	248
Transportation	25,000	30	25,000	106
Consumer Cyclical	20,000	29	20,000	120
Energy	20,000	29	20,000	101
Finance	-	-	54,000	95

Total Credit Derivatives	$315,000	$411	$369,000	$1,640

The Company writes credit derivatives under which the Company is obligated to pay a related party counterparty the referenced amount of the contract and receive in return the defaulted security or similar security. The Company’s maximum amount at risk under these credit derivatives, assuming the value of the underlying referenced securities become worthless, is $315 million and $369 million notional of credit default swap (“CDS”) selling protection with an associated fair value of less than $1 million and $2 million, at December 31, 2012 and December 31, 2011, respectively. These credit derivatives generally have maturities of less than 1 year. At December 31, 2012 and December 31, 2011, the underlying credits had NAIC designation ratings of 1 and 2.

The Company holds certain externally-managed investments in the European market which contain embedded derivatives whose fair values are primarily driven by changes in credit spreads. These investments are medium term notes that are collateralized by investment portfolios primarily consisting of investment grade European fixed income securities, including corporate bonds and asset-backed securities, and derivatives, as well as varying degrees of leverage. The notes have a stated coupon and provide a return based on the performance of the underlying portfolios and the level of leverage. The Company invests in these notes to earn a coupon through maturity, consistent with its investment purpose for other debt securities. The notes are accounted for under U.S. GAAP as available-for-sale fixed maturity securities with bifurcated embedded derivatives (total return swaps). Changes in the value of the fixed maturity securities are reported in Equity under the heading “Accumulated other comprehensive income (loss)” and changes in the market value of the embedded total return swaps are included in current period earnings in “Realized investment gains (losses), net.” The Company’s maximum exposure to loss from these investments was $0 million and $7 million at December 31, 2012 and December 31, 2011, respectively. The fair value of the embedded derivatives included in “Fixed maturities, available-for-sale” was a liability of $0 million and $3 million at December 31, 2012 and December 31, 2011, respectively.

In addition to writing credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of December 31, 2012 and December 31, 2011, the Company had $30 million of outstanding notional amounts, respectively reported at fair value as a liability of $1 million and $2 million, respectively.

Counterparty Credit Risk

The Company is exposed to credit-related losses in the event of non-performance by our counterparty to financial derivative transactions.

The Company has credit risk exposure to an affiliate, Prudential Global Funding (“PGF”), related to its OTC derivative transactions. PGF manages credit risk with external counterparties by entering into derivative transactions with highly rated major international financial institutions and other creditworthy counterparties, and by obtaining collateral where appropriate, see Note 13. Additionally, limits are set on single party credit exposures which are subject to periodic management review.

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

12. CONTINGENT LIABILITIES AND LITIGATION

Commitments

The Company had made commitments to fund $8 million of commercial loans as of December 31, 2012. The Company also made commitments to purchase or fund investments, mostly private fixed maturities, of $13 million as of December 31, 2012.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statement—(Continued)

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed, including matters discussed below. The Company estimates that as of December 31, 2012, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is $0 to approximately $6 million. The estimate is not an indication of expected loss, if any, or the Company’s maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

In January 2013, a qui tam action on behalf of the State of Florida, Total Asset Recovery Services v. Met Life Inc., et al., Manulife Financial Corporation, et. al., Prudential Financial, Inc., The Prudential Insurance Company of America, and Prudential Insurance Agency, LLC., filed in the Circuit Court of Leon County, Florida, was served on Prudential Insurance. The complaint alleges that Prudential Insurance failed to escheat life insurance proceeds to the State of Florida in violation of the Florida False Claims Act and seeks injunctive relief, compensatory damages, civil penalties, treble damages, prejudgment interest, attorneys’ fees and costs.

In March 2012, a qui tam action on behalf of the State of Minnesota, Total Asset Recovery v. MetLife Inc., et al., Prudential Financial Inc., The Prudential Insurance Company of America and Prudential Holdings, Inc., filed in the Fourth Judicial District, Hennepin County, in the State of Minnesota was served on the Company. The complaint alleges that the Company failed to escheat life insurance proceeds to the State of Minnesota in violation of the Minnesota False Claims Act and seeks injunctive relief, compensatory damages, civil penalties, treble damages, prejudgment interest, attorneys’ fees and costs. In June 2012, the Company filed a motion to dismiss the complaint. In December 2012, the Court granted the Company’s motion to dismiss, and the complaint was dismissed with prejudice.

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

Prudential Annuities Life Assurance Corporation

Notes to Financial Statement—(Continued)

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

The Company is one of several companies subpoenaed by the New York Attorney General regarding its unclaimed property procedures. Additionally, the New York Department of Financial Services (“NYDFS”) has requested that 172 life insurers (including the Company) provide data to the NYDFS regarding use of the SSMDF. The New York Office of Unclaimed Funds is conducting an audit of the Company’s compliance with New York’s unclaimed property laws. The Minnesota Attorney General has also requested information regarding the Company’s use of the SSMDF and its claim handling procedures and the Company is one of several companies subpoenaed by the Minnesota Department of Commerce, Insurance Division. In February 2012, the Massachusetts Office of the Attorney General requested information regarding the Company’s unclaimed property procedures.

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

The Company is charged for its share of employee benefits expenses. These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Some of these benefits are based on earnings and length of service. Other benefits are based on an account balance, which takes into consideration age, service and earnings during career. The Company’s share of net expense for the pension plans was $3 million, $3 million and $4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Prudential Insurance sponsors voluntary savings plans for the Company’s employees (“401(k) plans”). The 401(k) plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The expense charged to the Company for the matching contribution to the 401(k) plans was $1 million, $1 million and $2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Affiliated Asset Administration Fee Income

In accordance with an agreement with AST Investment Services, Inc., formerly known as American Skandia Investment Services, Inc, the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust, formerly known as American Skandia Trust. Income received from AST Investment Services, Inc. related to this agreement was $226 million, $243 million and $238 million for the years ended December 31, 2012, 2011 and 2010 respectively. These revenues are recorded as “Asset administration fees and other income” in the Statements of Operations and Comprehensive Income.

Affiliated Investment Management Expenses

In accordance with an agreement with Prudential Investment Management, Inc. (“PIMI”), the Company pays investment management expenses to PIMI who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PIMI related to this agreement was $8 million, $9 million and $8 million for the years ended December 31, 2012, 2011 and 2010, respectively. These expenses are recorded as “Net Investment Income” in the Statements of Operations and Comprehensive Income.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statement—(Continued)

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

Allocated lease expense were $4 million for the years ended December 31, 2012, 2011 and 2010. Allocated sub-lease rental income, recorded as a reduction to lease expense was $4 million, $2 million and $4 million, for the years ended December 31, 2012, 2011 and 2010, respectively. Assuming that the written service agreement between PALAC and PAIST continues indefinitely, PALAC’s allocated future minimum lease payments and sub-lease receipts per year and in aggregate as of December 31, 2012 are as follows (in thousands):

	Lease	Sub-Lease
2013	$5,974	$1,827
2014	4,938	907
2015	3,894	-
2016	3,790	-
2017	3,716	-
2018 and thereafter	7,122	-

Total	$29,434	$2,734

The Company pays commissions and certain other fees to PAD in consideration for PAD’s marketing and underwriting of the Company’s products. Commissions and fees are paid by PAD to unaffiliated broker-dealers who sold and service the Company’s products. Commissions and fees paid by the Company to PAD were $186 million, $185 million and $409 million during the years ended December 31, 2012, 2011 and 2010, respectively.

Reinsurance Agreements

The Company uses reinsurance as part of its risk management and capital management strategies for certain of its optional living benefit features.

The following table provides information relating to fees ceded under these agreements which are included in “Realized investment gains (losses), net” on the Statement of Operations and Comprehensive Income for the dates indicated:

	Years Ended
	December 31,	December 31,	December 31,
	2012	2011	2010
Pruco Reinsurance
Effective August 24, 2009
Highest Daily Lifetime 6 Plus (“HD6 Plus”)	$50,313	$47,021	$31,412
Spousal Highest Daily Lifetime 6 Plus (“SHD6”)	21,834	20,137	13,216
Effective June 30, 2009
Highest Daily Lifetime 7 Plus (“HD7 Plus”)	53,375	50,262	44,530
Spousal Highest Daily Lifetime 7 Plus (“SHD7 Plus”)	28,225	26,354	22,968
Effective March 17, 2008
Highest Daily Lifetime 7 (“HD7”)	29,968	29,274	28,271
Spousal Highest Daily Lifetime 7 (“SHD7”)	9,185	8,955	8,667
Guaranteed Return Option Plus (“GRO Plus” & “GRO Plus II”) (1)	8,552	8,757	3,829
Highest Daily Guaranteed Return Option (“HD GRO”) (1)	3,311	3,430	3,676
Highest Daily Guaranteed Return Option (“HD GRO II”) (1)	3,365	3,287	1,718
Effective Since 2006
Highest Daily Lifetime Five (“HDLT5”)	13,208	13,938	14,356
Spousal Lifetime Five (“SLT5”)	10,611	10,998	10,747
Effective Since 2005
Lifetime Five (“LT5”) (2)	34,607	36,290	35,848
Guaranteed Return Option (“GRO”)	2,149	3,873	5,750

Total Fees Ceded to Pruco Reinsurance	$268,703	$262,576	$224,988

Prudential Insurance
Effective Since 2004
Guaranteed Minimum Withdrawal Benefit (“GMWB”)	1,433	1,895	2,232

Total Fees Ceded to Prudential Insurance	$1,433	$1,895	$2,232

Total Fees Ceded	$270,136	$264,471	$227,220

(1)	GRO Plus and HD GRO were amended effective January 1, 2010 to include an amended version of the GRO Plus and HD GRO benefit features (GRO Plus II and HD GRO II).
(2)	Effective August 1, 2007, the Company amended this coinsurance agreement to include the reinsurance of business sold prior to May 6, 2005 that was previously reinsured to Prudential Insurance.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statement—(Continued)

The Company’s reinsurance recoverables related to the above product reinsurance agreements were $1,733 million and $1,748 million as of December 31, 2012 and 2011, respectively. The assets are reflected in “Reinsurance recoverables” in the Company’s Statements of Financial Position. Realized gains (losses) were ($286) million, $1,297 million and ($81) million for the years ended December 31, 2012, 2011 and 2010, respectively. Changes in realized gains (losses) for the year ended December 31, 2012, 2011 and 2010 periods were primarily due to changes in market conditions in each respective period.

Debt Agreements

Short-term and Long-term Debt

The Company is authorized to borrow funds up to $2 billion from Prudential Financial and its affiliates to meet its capital and other funding needs. The Company had $0 million and $28 million of short-term debt outstanding with Prudential Funding, LLC as of December 31, 2012 and December 31, 2011. Total interest expense on short-term affiliated debt to the Company was $341 thousand, $263 thousand and $438 thousand for the years ended December 31, 2012, 2011 and 2010, respectively.

The Company had long-term debt of $400 million and $600 million outstanding with Prudential Financial as of December 31, 2012 and December 31, 2011, respectively. This loan has a fixed interest rate of 4.49% and matures on December 29, 2014. In December 2012, a $200 million partial pay down was made on this outstanding debt. The Company paid off a $175 million loan from Prudential Financial with an interest rate of 5.18% on December 14, 2011. Total interest expense on affiliated long-term debt was $27 million, $36 million and $36 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Derivative Trades

In its ordinary course of business, the Company enters into OTC derivative contracts with an affiliate, PGF. For these OTC derivative contracts, PGF has a substantially equal and offsetting position with an external counterparty.

Purchase/sale of fixed maturities and commercial mortgage loans from/to an affiliate

During 2011, the Company sold fixed maturity securities to affiliated companies in various transactions. These securities had an amortized cost of $143 million and a fair value of $151 million. The net difference between historic amortized cost and the fair value was $8 million and was recorded as a realized investment gain on the Company’s Statement of Operations and Comprehensive Income. The Company also sold commercial mortgage loans to an affiliated company. These loans had an amortized cost of $49 million and a fair value of $54 million. The net difference between historic amortized cost and the fair value was $5 million and was recorded as a realized gain on the Company’s Statement of Operations and Comprehensive Income.

During 2012, the Company sold fixed maturity securities to Prudential Financial. These securities had an amortized cost of $123 million and a fair value of $141 million. The net difference between historic amortized cost and the fair value was accounted for as an increase of $11 million to additional paid-in capital, net of taxes. The Company also sold fixed maturity securities to an affiliated company. These securities had an amortized cost of $27 million and a fair value of $28 million. The net difference between historic amortized cost and the fair value was $1 million and was recorded as a realized investment gain on the Company’s Statement of Operations and Comprehensive Income. The Company also sold commercial mortgage loans to an affiliated company. These loans had an amortized cost of $27 million and a fair value of $28 million. The net difference between historic amortized cost and the fair value was $1 million and was recorded as a realized investment gain on the Company’s Statement of Operations and Comprehensive Income.

14.    LEASES

The Company entered into an eleven-year lease agreement for office space in Westminster, Colorado, effective January 1, 2001. Lease expense for the years ended December 31, 2012, 2011 and 2010, was $0 million, $5 million and $4 million, respectively. Sub-lease rental income was $0 million, $4 million and $2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The Company does not have future minimum lease payments and sub-lease receipts as of December 31, 2012 as the lease agreement expired on December 31, 2011.

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

Prudential Annuities Life Assurance Corporation

Notes to Financial Statement—(Continued)

16.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The unaudited quarterly results of operations for the years ended December 31, 2012 and 2011 are summarized in the table below:

	Three months ended
	March 31	June 30	September 30	December 31
2012	(in thousands)
Total revenues	$313,201	$375,418	$280,135	$310,807
Total benefits and expenses	(217,998)	716,619	(131,867)	55,114
Income (loss) from operations before income taxes and cumulative effect of accounting change	531,199	(341,201)	412,002	255,693
Net income (loss)	$372,347	$(237,147)	$309,747	$189,112

2011
Total revenues	$370,862	$402,919	$413,949	$335,148
Total benefits and expenses	210,284	358,357	1,133,796	138,059
Income (loss) from operations before income taxes and cumulative effect of accounting change	160,578	44,562	(719,847)	197,089
Net income (loss)	$121,521	$34,652	$(439,731)	$132,003

The quarterly historical information presented in the table above has been revised to reflect the impact of the retrospective adoption of the amended guidance related to the deferral of acquisition costs.