Form 10-Q
period 2013-03-31
PRUDENTIAL ANNUITIES LIFE ASSURANCE CORP/CT
filed 2013-05-10
CIK 881453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

As of May 10, 2013, 25,000 shares of the registrant’s Common Stock (par value $100) consisting of 100 voting shares and 24,900 non-voting shares, were outstanding. As of such date, Prudential Annuities, Inc. formerly known as American Skandia, Inc., an indirect wholly owned subsidiary of Prudential Financial, Inc., a New Jersey corporation, owned all of the registrant’s Common Stock.

Prudential Annuities Life Assurance Corporation meets the conditions set forth in General Instruction (H) (1) (a) and (b) on Form 10-Q and

is therefore filing this Form 10-Q in the reduced disclosure format.

FORWARD LOOKING STATEMENTS

Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Prudential Annuities Life Assurance Corporation. There can be no assurance that future developments affecting Prudential Annuities Life Assurance Corporation will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial markets; (2) the availability and cost of additional debt or equity capital or external financing for our operations; (3) interest rate fluctuations or prolonged periods of low interest rates; (4) the degree to which we choose not to hedge risks, or the potential ineffectiveness or insufficiency of hedging or risk management strategies we do implement, with regard to variable annuity or other product guarantees; (5) any inability to access our credit facilities; (6) reestimates of our reserves for future policy benefits and claims; (7) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates, or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (8) changes in our assumptions related to deferred policy acquisition costs or value of business acquired; (9) changes in our financial strength or credit ratings; (10) investment losses, defaults and counterparty non-performance; (11) competition in our product lines and for personnel; (12) changes in tax law; (13) regulatory or legislative changes, including the Dodd-Frank Wall Street Reform and Consumer Protection Act; (14) inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (15) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities; (16) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (17) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (18) interruption in telecommunication, information technology or other operational systems or failure to maintain the security, confidentiality or privacy of sensitive data on such systems; and (19) changes in statutory or U.S. GAAP accounting principles, practices or policies. Prudential Annuities Life Assurance Corporation does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2012 for discussion of certain risks relating to our businesses and investment in our securities.

PART I-FINANCIAL INFORMATION

Prudential Annuities Life Assurance Corporation

Unaudited Interim Statements of Financial Position

As of March 31, 2013 and December 31, 2012 (in thousands, except share amounts)

	March 31, 2013	December 31, 2012
ASSETS
Fixed maturities, available-for-sale, at fair value (amortized cost, 2013: $3,621,722; 2012: $3,827,496)	$3,948,208	$4,203,450
Trading account assets, at fair value	8,430	7,916
Equity securities, available-for-sale, at fair value (cost, 2013: $18; 2012: $18)	22	22
Commercial mortgage and other loans, net of valuation allowance	432,216	426,981
Policy loans	12,300	11,957
Short-term investments	136,281	103,761
Other long-term investments	133,548	175,661

Total investments	4,671,005	4,929,748

Cash and cash equivalents	5,198	266
Deferred policy acquisition costs	967,558	906,814
Accrued investment income	46,996	44,656
Reinsurance recoverables	1,192,488	1,732,969
Value of business acquired	35,960	43,090
Deferred sales inducements	590,515	556,830
Receivables from parent and affiliates	31,002	22,833
Other assets	31,575	16,527
Separate account assets	45,745,140	44,601,720

TOTAL ASSETS	$53,317,437	$52,855,453

LIABILITIES AND EQUITY
LIABILITIES
Policyholders’ account balances	$3,800,214	$4,112,318
Future policy benefits and other policyholder liabilities	1,605,441	2,164,754
Payables to parent and affiliates	72,821	119,504
Cash collateral for loaned securities	22,229	38,976
Income taxes	164,343	65,567
Long-term debt	400,000	400,000
Other liabilities	117,015	108,737
Separate account liabilities	45,745,140	44,601,720

Total Liabilities	51,927,203	51,611,576

Commitments and Contingent Liabilities (See Note 6)

EQUITY
Common stock, $100 par value; 25,000 shares, authorized, issued and outstanding	2,500	2,500
Additional paid-in capital	901,422	893,336
Retained earnings	348,142	200,754
Accumulated other comprehensive income (loss)	138,170	147,287

Total Equity	1,390,234	1,243,877

TOTAL LIABILITIES AND EQUITY	$53,317,437	$52,855,453

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation

Unaudited Interim Statements of Operations and Comprehensive Income

Three Months Ended March 31, 2013 and 2012 (in thousands)

	Three Months Ended March 31,
	2013	2012
REVENUES
Premiums	$6,493	$5,766
Policy charges and fee income	198,864	201,624
Net investment income	58,540	73,893
Asset administration fees and other income	64,775	68,001
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	-	(1,611)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income	-	1,542
Other realized investment gains (losses), net	(38,096)	(36,014)

Total realized investment gains (losses), net	(38,096)	(36,083)

Total revenues	290,576	313,201

BENEFITS AND EXPENSES
Policyholders’ benefits	18,618	(9,257)
Interest credited to policyholders’ account balances	9,463	(87,455)
Amortization of deferred policy acquisition costs	(35,034)	(231,146)
General, administrative and other expenses	100,143	109,860

Total benefits and expenses	93,190	(217,998)

INCOME FROM OPERATIONS BEFORE INCOME TAXES	197,386	531,199

Income tax expense	49,998	158,852

NET INCOME	147,388	372,347

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(15)	3
Net unrealized investment gains (losses):
Unrealized investment gains (losses) for the period	(11,298)	(13,789)
Reclassification adjustment for (gains) losses included in net income	(2,713)	(7,068)

Net unrealized investment (losses)	(14,011)	(20,857)

Other comprehensive income (loss), before tax	(14,026)	(20,854)
Less: Income tax expense (benefit) related to
Foreign currency translation adjustments	(5)	1
Net unrealized (losses)	(4,904)	(7,293)

Total	(4,909)	(7,292)

Other comprehensive (loss), net of taxes	(9,117)	(13,562)

COMPREHENSIVE INCOME	$138,271	$358,785

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation

Unaudited Interim Statements of Equity

Three Months Ended March 31, 2013 and 2012 (in thousands)

	Common stock	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total equity

Balance, December 31, 2012	$2,500	$893,336	$200,754	$147,287	$1,243,877
Contributed capital (parent/child asset transfer)	-	8,086	-	-	8,086
Distribution to parent	-	-	-	-	-
Comprehensive income:
Net income	-	-	147,388	-	147,388
Other comprehensive (loss), net of taxes	-	-	-	(9,117)	(9,117)

Total comprehensive income	-	-	-	-	138,271

Balance, March 31, 2013	$2,500	$901,422	$348,142	$138,170	$1,390,234

	Common stock	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total equity

Balance, December 31, 2011	$2,500	$882,670	$(25,305)	$160,712	$1,020,577
Contributed capital (parent/child asset transfer)	-	10,641	-	-	10,641
Distribution to parent	-	-	-	-	-
Comprehensive income:
Net income	-	-	372,347	-	372,347
Other comprehensive (loss), net of taxes	-	-	-	(13,562)	(13,562)

Total comprehensive income	-	-	-	-	358,785

Balance, March 31, 2012	$2,500	$893,311	$347,042	$147,150	$1,390,003

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation

Unaudited Interim Statements of Cash Flows

Three Months Ended March 31, 2013 and 2012 (in thousands)

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$147,388	$372,347
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Policy charges and fee income	3,491	3,702
Realized investment losses, net	38,096	36,083
Depreciation and amortization	2,254	(2,394)
Interest credited to policyholders’ account balances	9,463	(87,455)
Change in:
Future policy benefit reserves	66,638	33,743
Accrued investment income	(2,340)	(585)
Net (payable) receivable to affiliates	(55,377)	43,075
Deferred sales inducements	(20,397)	(15,951)
Deferred policy acquisition costs	(36,418)	(239,243)
Income taxes	99,326	158,346
Reinsurance recoverables	(68,724)	(66,629)
Other, net	(18,218)	(28,719)

Cash flows from operating activities	$165,182	$206,320

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	$306,441	$432,461
Commercial mortgage and other loans	4,024	4,047
Trading account assets	2,078	2,206
Policy loans	76	285
Other long-term investments	925	136
Short-term investments	543,277	764,353
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(99,849)	(61,262)
Commercial mortgage and other loans	(9,222)	(12,957)
Trading account assets	(2,143)	(1,823)
Policy loans	(318)	(17)
Other long-term investments	(3,140)	(19,589)
Short-term investments	(575,797)	(685,233)
Notes receivable from parent and affiliates, net	5,699	5,980
Other, net	24	(839)

Cash flows from investing activities	$172,075	$427,748

CASH FLOWS (USED IN) FINANCING ACTIVITIES:
Cash collateral for loaned securities	(16,747)	(56,564)
Net increase in short-term borrowing	-	13
Drafts outstanding	8,511	734
Contributed capital (parent/child asset transfer)	12,439	16,370
Policyholders’ account balances
Deposits	215,301	178,058
Withdrawals	(551,829)	(772,901)

Cash flows used in financing activities	$(332,325)	$(634,290)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,932	(222)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	266	8,861

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,198	$8,639

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

1.    BUSINESS AND BASIS OF PRESENTATION

Prudential Annuities Life Assurance Corporation (the “Company”, “PALAC”, or “our”), with its principal offices in Shelton, Connecticut, is an indirect wholly-owned subsidiary of Prudential Financial, Inc. (“Prudential Financial”), a New Jersey corporation. The Company is a wholly owned subsidiary of Prudential Annuities, Inc. (“PAI”), which in turn is an indirect wholly owned subsidiary of Prudential Financial.

The Company developed long-term savings and retirement products, which were distributed through its affiliated broker/dealer company, Prudential Annuities Distributors, Incorporated (“PAD”). The Company issued variable deferred and immediate annuities for individuals and groups in the United States of America, District of Columbia and Puerto Rico.

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

Basis of Presentation

The Unaudited Interim Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) on a basis consistent with reporting interim financial information in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”).

In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations have been made. All such adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of the results that may be expected for the full year.

These unaudited interim financial statements should be read in conjunction with the Company’s Audited Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Fixed maturities are comprised of bonds, notes and redeemable preferred stock. Fixed maturities classified as “available-for-sale” are carried at fair value. See Note 4 for additional information regarding the determination of fair value. Fixed maturities that the Company has both the positive intent and ability to hold to maturity are carried at amortized cost and classified as “held-to-maturity.” The amortized cost of fixed maturities is adjusted for amortization of premiums and accretion of discounts to maturity. Interest income, as well as the related amortization of premium and accretion of discount is included in “Net investment income” under the effective yield method. For mortgage-backed and asset-backed securities, the effective

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

yield is based on estimated cash flows, including interest rate and prepayment assumptions based on data from widely accepted third-party data sources or internal estimates. In addition to interest rate and prepayment assumptions, cash flow estimates also vary based on other assumptions regarding the underlying collateral including default rates and changes in value. These assumptions can significantly impact income recognition and the amount of other-than-temporary impairments recognized in earnings and other comprehensive income. For high credit quality mortgage-backed and asset-backed securities (those rated AA or above), cash flows are provided quarterly, and the amortized cost and effective yield of the security are adjusted as necessary to reflect historical prepayment experience and changes in estimated future prepayments. The adjustments to amortized cost are recorded as a charge or credit to net investment income in accordance with the retrospective method. For mortgage-backed and asset-backed securities rated below AA or those for which an other than temporary impairment has been recorded, the effective yield is adjusted prospectively for any changes in estimated cash flows. See the discussion below on realized investment gains and losses for a description of the accounting for impairments. Unrealized gains and losses on fixed maturities classified as “available-for-sale,” net of tax, and the effect on deferred policy acquisition costs, value of business acquired, deferred sales inducements and future policy benefits that would result from the realization of unrealized gains and losses, are included in “Accumulated other comprehensive income (loss)” (“AOCI”).

Trading account assets, at fair value, represents equity securities held in support of a deferred compensation plan and other fixed maturity securities carried at fair value. Realized and unrealized gains and losses for these investments are reported in “Asset administration fees and other income.” Interest and dividend income from these investments is reported in “Net investment income.”

Equity securities, available-for-sale are comprised of mutual fund shares and are carried at fair value. The associated unrealized gains and losses, net of tax, and the effect on deferred policy acquisition costs, value of business acquired, deferred sales inducements, and future policy benefits that would result from the realization of unrealized gains and losses, are included in AOCI. The cost of equity securities is written down to fair value when a decline in value is considered to be other-than-temporary. See the discussion below on realized investment gains and losses for a description of the accounting for impairments. Dividends from these investments are recognized in “Net investment income” when earned.

Commercial mortgage and other loans consist of commercial mortgage loans, agricultural loans and uncollateralized loans. Commercial mortgage and other loans held for investment are generally carried at unpaid principal balance, net of unamortized deferred loan origination fees and expenses and net of an allowance for losses. Commercial mortgage and other loans acquired, including those related to the acquisition of a business, are recorded at fair value when purchased, reflecting any premiums or discounts to unpaid principal balances.

Interest income, as well as prepayment fees and the amortization of the related premiums or discounts, related to commercial mortgage and other loans, are included in “Net investment income.”

Impaired loans include those loans for which it is probable that amounts due will not all be collected according to the contractual terms of the loan agreement. The Company defines “past due” as principal or interest not collected at least 30 days past the scheduled contractual due date. Interest received on loans that are past due, including impaired and non-impaired loans, as well as, loans that were previously modified in a troubled debt restructuring, is either applied against the principal or reported as net investment income based on the Company’s assessment as to the collectability of the principal. See Note 3 for additional information about the Company’s past due loans.

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

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

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

See Note 3 for additional information about commercial mortgage and other loans that have been restructured in a troubled debt restructuring.

Short-term investments primarily consist of highly liquid debt instruments with a maturity of twelve months or less and greater than three months when purchased. These investments are generally carried at fair value and include certain money market investments, short-term debt securities issued by government sponsored entities and other highly liquid debt instruments.

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

For debt securities, the split between the amount of an other-than-temporary impairment recognized in other comprehensive income and the net amount recognized in earnings is driven principally by assumptions regarding the amount and timing of projected cash flows. For mortgage-backed and asset-backed securities, cash flow estimates consider the payment terms of the underlying assets backing a particular security, including interest rate and prepayment assumptions, based on data from widely accepted third-party data sources or internal estimates. In addition to interest rate and prepayment assumptions, cash flow estimates also include other assumptions regarding the underlying collateral including default rates and recoveries, which vary based on the asset type and geographic location, as well as the vintage year of the security. For structured securities, the payment priority within the tranche structure is also considered. For all other debt securities, cash flow estimates are driven by assumptions regarding probability of default and estimates regarding timing and amount of recoveries associated with a default. The Company has developed these estimates using information based on its historical experience as well as using market observable data, such as industry analyst reports and forecasts, sector credit ratings and other data relevant to the collectability of a security, such as the general payment terms of the security and the security’s position within the capital structure of the issuer.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

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

Derivatives are used in a non-broker-dealer capacity to manage the interest rate and currency characteristics of assets or liabilities. Additionally, derivatives may be used to seek to reduce exposure to interest rate, credit, foreign currency and equity risks associated with assets held or expected to be purchased or sold, and liabilities incurred or expected to be incurred. As discussed in detail below and in Note 5, all realized and unrealized changes in fair value of derivatives are recorded in current earnings, with the exception of the effective portion of cash flow hedges. Cash flows from derivatives are reported in the operating, investing, or financing activities sections in the Unaudited Interim Statements of Cash Flows based on the nature and purpose of the derivative.

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

The Company is a party to financial instruments that contain derivative instruments that are “embedded” in the financial instruments. At inception, the Company assesses whether the economic characteristics of the embedded instrument are clearly and closely related to the economic characteristics of the remaining component of the financial instrument (i.e., the host contract) and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that (1) the embedded instrument possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded instrument qualifies as an embedded derivative that is separated from the host contract, carried at fair value, and changes in its fair value are included in “Realized investment gains (losses), net.” For certain financial instruments that contain an embedded derivative that otherwise would need to be bifurcated and reported at fair value, the Company may elect to classify the entire instrument as a trading account asset and report it within “Trading account assets, at fair value.”

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

The Company sold variable annuity contracts that include optional living benefit features that may be treated from an accounting perspective as embedded derivatives. The Company has reinsurance agreements to transfer the risk related to certain of these benefit features to an affiliate, Pruco Reinsurance Ltd. (“Pruco Re”). The embedded derivatives related to the living benefit features and the related reinsurance agreements are carried at fair value and included in “Future policy benefits and other policyholder liabilities” and “Reinsurance recoverables,” respectively. Changes in the fair value are determined using valuation models as described in Note 4, and are recorded in “Realized investment gains (losses), net.”

Income taxes

The Company determines its interim tax provision using the annual effective tax rate methodology in accordance with the authoritative guidance. The decrease in the income tax expense for the three months ended March 31, 2013 and change in effective tax rate was primarily driven by a decrease in pre-tax income for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Adoption of New Accounting Pronouncements

In December 2011 and January 2013, the FASB issued updated guidance regarding the disclosure of recognized derivative instruments (including bifurcated embedded derivatives), repurchase agreements and securities borrowing/lending transactions that are offset in the statement of financial position or are subject to an enforceable master netting arrangement or similar agreement (irrespective of whether they are offset in the statement of financial position). This new guidance requires an entity to disclose information on both a gross and net basis about instruments and transactions within the scope of this guidance. This new guidance is effective for interim or annual reporting periods beginning on or after January 1, 2013, and should be applied retrospectively for all comparative periods presented. The disclosures required by this guidance are included in Note 5.

In February 2013, the FASB issued updated guidance regarding the presentation of comprehensive income. Under the guidance, an entity is required to separately present information about significant items reclassified out of accumulated other comprehensive income by component as well as changes in accumulated other comprehensive income balances by component in either the financial statements or the notes to the financial statements. The guidance does not change the items that are reported in other comprehensive income, does not change when an item of other comprehensive income must be reclassified to net income, and does not amend any existing requirements for reporting net income or other comprehensive income. The guidance is effective for the first interim or annual reporting period beginning after December 15, 2012 and should be applied prospectively. The disclosures required by this guidance are included in Note 3.

3. INVESTMENTS

Fixed Maturities and Equity Securities

The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) as of the dates indicated:

	March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI (3)
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$4,556	$98	$-	$4,654	$-
Obligations of U.S. states and their political subdivisions	95,765	6,993	315	102,443	-
Foreign government bonds	30,510	9,076	-	39,586	-
Public utilities	243,597	26,724	543	269,778	-
Redeemable preferred stock	-	-	-	-	-
Corporate securities	2,470,504	244,000	734	2,713,770	-
Asset-backed securities (1)	173,529	9,618	14	183,133	(1,352)
Commercial mortgage-backed securities	379,751	21,141	315	400,577	-
Residential mortgage-backed securities (2)	223,510	10,757	-	234,267	(46)

Total fixed maturities, available-for-sale	$3,621,722	$328,407	$1,921	$3,948,208	$(1,398)

Equity securities, available-for-sale
Common Stocks
Mutual Funds	$18	$4	$-	$22
Industrial, miscellaneous & other	-	-	-	-

Total equity securities, available-for-sale	$18	$4	$-	$22

(1)	Includes credit-tranched securities collateralized by sub-prime mortgages, credit cards, education loans, and other asset types.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in “AOCI,” which were not included in earnings. Amount excludes $1.8 million of net unrealized gains on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI (3)
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$4,568	$118	$-	$4,686	$-
Obligations of U.S. states and their political subdivisions	95,107	7,359	350	102,116	-
Foreign government bonds	45,733	9,796	-	55,529	-
Public utilities	253,566	29,554	569	282,551	-
Redeemable preferred stock	2,565	697	-	3,262	-
Corporate securities	2,622,982	283,117	658	2,905,441	-
Asset-backed securities (1)	179,037	8,772	332	187,477	(3,514)
Commercial mortgage-backed securities	369,187	25,725	10	394,902	-
Residential mortgage-backed securities (2)	254,751	12,735	-	267,486	(48)

Total fixed maturities, available-for-sale	$3,827,496	$377,873	$1,919	$4,203,450	$(3,562)

Equity securities, available-for-sale
Common Stocks
Mutual Funds (4)	$18	$4	$-	$22

Total equity securities, available-for-sale	$18	$4	$-	$22

(1)	Includes credit-tranched securities collateralized by sub-prime mortgages, credit cards, education loans, and other asset types.
(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in AOCI, which were not included in earnings. Amount excludes $4.1 million of net unrealized gains on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.
(4)	Certain amounts in prior periods have been reclassified to conform to the current period presentation.

The amortized cost and fair value of fixed maturities by contractual maturities at March 31, 2013, are as follows:

	Available-for-Sale
	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$1,170,549	$1,209,770
Due after one year through five years	712,092	808,650
Due after five years through ten years	509,424	589,668
Due after ten years	452,867	522,143
Asset-backed securities	173,529	183,133
Commercial mortgage-backed securities	379,751	400,577
Residential mortgage-backed securities	223,510	234,267

Total	$3,621,722	$3,948,208

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Asset-backed, commercial mortgage-backed, and residential mortgage-backed securities are shown separately in the table above, as they are not due at a single maturity date.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

The following table depicts the sources of fixed maturity proceeds and related gross investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Fixed maturities, available-for-sale
Proceeds from sales	$114,927	$283,320
Proceeds from maturities/repayments	206,415	149,141
Gross investment gains from sales, prepayments, and maturities	2,792	7,138
Gross investment losses from sales and maturities	(80)	(1)

Equity securities, available-for-sale
Proceeds from sales	$1	$-
Proceeds from maturities/repayments	-	-
Gross investment gains from sales, prepayments, and maturities	1	-
Gross investment losses from sales and maturities	-	-

Fixed maturity and equity security impairments
Net writedowns for other-than-temporary impairment losses on fixed maturities recognized in earnings (1)	$-	$(69)

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

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

	Three Months Ended
	March 31, 2013	March 31, 2012
	(in thousands)
Balance, beginning of period	$3,381	$3,542
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(1,614)	(18)
Credit loss impairments previously recognized on securities impaired to fair value during the period	-	-
Credit loss impairment recognized in the current period on securities not previously impaired	-	-
Additional credit loss impairments recognized in the current period on securities previously impaired	-	69
Increases due to the passage of time on previously recorded credit losses	27	23
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(68)	(134)

Balance, end of period	$1,726	$3,482

Trading Account Assets

The following table sets forth the composition of the Company’s “trading account assets” as of the dates indicated:

	March 31, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities	$1,982	$2,014	$1,973	$2,022
Equity securities	5,308	6,416	5,217	5,894

Total trading account assets	$7,290	$8,430	$7,190	$7,916

The net change in unrealized gains and losses from trading account assets still held at period end, recorded within “Asset administration fees and other income” was $0.4 million of losses and $0.0 million of losses during the three months ended March 31, 2013 and 2012, respectively.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

Commercial Mortgage and Other Loans

The Company’s commercial mortgage and other loans are comprised as follows, as of the dates indicated:

	March 31, 2013		December 31, 2012
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage and other loans by property type:
Office	$62,954	14.6%	$59,074	13.8%
Retail	71,178	16.5	71,546	16.7
Apartments/Multi-Family	118,732	27.5	120,066	28.0
Industrial	113,894	26.4	114,619	26.7
Hospitality	4,613	1.1	4,621	1.1
Other	10,727	2.5	9,206	2.0

Total commercial mortgage loans	382,098	88.5	379,132	88.3
Agricultural property loans	49,517	11.5	50,026	11.7

Total commercial and agricultural mortgage loans by property type	431,615	100.0%	429,158	100.0%

Valuation allowance	(2,139)		(2,177)

Total net commercial and agricultural mortgage loans by property type	429,476		426,981

Other Loans
Uncollateralized loans	2,740		-

Total other loans	2,740		-
Valuation Allowance	-		-

Total net other loans	2,740		-

Total commercial mortgage and other loans	$432,216		$426,981

The commercial mortgage and agricultural property loans are geographically dispersed throughout the United States, Canada and Asia with the largest concentrations in California (17%), New York (14%), and Ohio (11%) at March 31, 2013.

Activity in the allowance for losses for all commercial mortgage and other loans, as of the dates indicated, is as follows:

	March 31, 2013	December 31, 2012

	(in thousands)
Allowance for losses, beginning of year	$2,177	$1,501
Addition to / (release of) allowance for losses	(38)	676

Total ending balance (1)	$2,139	$2,177

(1)	Agricultural loans represent $0.2 million of the ending allowance at both March 31, 2013 and December 31, 2012.

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans as of the dates indicated:

	March 31, 2013	December 31, 2012

	Total Loans
	(in thousands)
Allowance for Credit Losses:
Ending balance: individually evaluated for impairment (1)	$-	$-
Ending balance: collectively evaluated for impairment (2)	2,139	2,177

Total ending balance	$2,139	$2,177

Recorded Investment (3):
Ending balance gross of reserves: individually evaluated for impairment (1)	$-	$-
Ending balance gross of reserves: collectively evaluated for impairment (2)	434,355	429,158

Total ending balance, gross of reserves	$434,355	$429,158

(1)	There were no agricultural or uncollateralized loans individually evaluated for impairments at March 31, 2013 and December 31, 2012.
(2)	Agricultural loans collectively evaluated for impairment had a recorded investment of $50 million at both March 31, 2013 and December 31, 2012, and a related allowance of $0.2 million for both periods. Uncollateralized loans collectively evaluated for impairment had a recorded investment of $3 million at March 31, 2013 and $0 million at December 31, 2012, respectively, and no related allowance for both periods.
(3)	Recorded investment reflects the balance sheet carrying value gross of related allowance.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

Impaired loans include those loans for which it is probable that all amounts due will not be collected according to the contractual terms of the loan agreement. As shown in the table above, there were no impaired commercial mortgage and other loans identified in management’s specific review of probable loan losses and related allowance at March 31, 2013 and December 31, 2012. The average recorded investment in impaired loans with an allowance recorded, before the allowance for losses, was $0 million at both March 31, 2013 and December 31, 2012.

There was no net investment income recognized on these loans for both the periods ended March 31, 2013 and December 31, 2012. See Note 2 for information regarding the Company’s accounting policies for non-performing loans.

Impaired commercial mortgage and other loans with no allowance for losses are loans in which the fair value of the collateral or the net present value of the loans’ expected future cash flows equals or exceeds the recorded investment. The Company had no such loans at March 31, 2013 and December 31, 2012. See Note 2 for information regarding the Company’s accounting policies for non-performing loans.

As described in Note 2, loan-to-value and debt service coverage ratios are measures commonly used to assess the quality of commercial mortgage and other loans. As of March 31, 2013 and December 31, 2012, 85% of the $432 million recorded investment and 85% of the $429 million recorded investment, respectively, had a loan-to-value ratio of less than 80%. As of March 31, 2013 and December 31, 2012, 95% and 96% of the recorded investment had a debt service coverage ratio of 1.0X or greater. As of March 31, 2013 and December 31, 2012, approximately 5% or $23 million and 4% or $17 million, respectively, of the recorded investment had a loan-to-value ratio greater than 100% or debt service coverage ratio less than 1.0X, reflecting loans where the mortgage amount exceeds the collateral value or where current debt payments are greater than income from property operations; none of which related to agricultural or uncollateralized loans.

All commercial mortgage and other loans were in current status at both March 31, 2013 and December 31, 2012. Nonaccrual loans are those on which the accrual of interest has been suspended after the loans become 90 days delinquent as to principal or interest payments, or earlier when the Company has doubts about collectability and loans for which a loan specific reserve has been established. See Note 2 for further discussion regarding non-accrual status loans.

During 2012, the Company sold commercial mortgage loans to an affiliated company. See Note 7 for further discussion regarding related party transactions.

Commercial mortgage and other loans may occasionally be involved in a troubled debt restructuring. These restructurings generally include one or more of the following: full or partial payoffs outside of the original contract terms: changes to interest rates; extensions of maturity; or additions or modifications to covenants. Additionally, the Company may accept assets in full or partial satisfaction of the debt as part of a troubled debt restructuring. When restructurings occur, they are evaluated individually to determine whether the restructuring or modification constitutes a “troubled debt restructuring” as defined by authoritative accounting guidance. The Company does not hold any outstanding investments related to commercial mortgage and other loans that have been restructured in a troubled debt restructuring.

As of March 31, 2013, the Company has not committed to provide additional funds to borrowers that have been involved in a troubled debt restructuring.

Net Investment Income

Net investment income for the three months ended March 31, 2013 and 2012 was from the following sources:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Fixed maturities, available-for-sale	$53,294	$67,621
Equity securities, available-for-sale	-	-
Trading account assets	32	444
Commercial mortgage and other loans	6,128	6,822
Policy loans	114	131
Short-term investments and cash equivalents	82	200
Other long-term investments	691	738

Gross investment income	60,341	75,956
Less investment expenses	(1,801)	(2,063)

Net investment income	$58,540	$73,893

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

Realized Investment Gains (Losses), Net

Realized investment gains (losses), net, for the three months ended March 31, 2013 and 2012, were from the following sources:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Fixed maturities	$2,712	$7,068
Equity securities	1	-
Commercial mortgage and other loans	38	(556)
Derivatives	(40,826)	(42,595)
Other	(21)	-

Realized investment gains (losses), net	$(38,096)	$(36,083)

Accumulated Other Comprehensive Income (Loss)

The balance of and changes in each component of “Accumulated other comprehensive income (loss)” for the three months ended March 31, 2013 and 2012 are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses) (1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2012	$7	$147,280	$147,287
Change in other comprehensive income before reclassifications	(15)	(11,298)	(11,313)
Amounts reclassified from AOCI	-	(2,713)	(2,713)
Income tax benefit (expense)	5	4,904	4,909

Balance, March 31, 2013	$(3)	$138,173	$138,170

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses) (1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2011	$-	$160,712	$160,712
Change in component during period (2)	2	(13,564)	(13,562)

Balance, March 31, 2012	$2	$147,148	$147,150

(1)	Includes cash flow hedges of ($1) million and ($3) million as of March 31, 2013 and December 31, 2012, respectively, and ($2) million and ($1) million as of March 31, 2012 and December 31, 2011, respectively.
(2)	All amounts are shown net of taxes.

Reclassifications out of Accumulated Other Comprehensive Income (Loss) (“AOCI”)

Three Months Ended March 31, 2013
(in thousands)
Amounts reclassified from AOCI (1)(2):

Net unrealized investment gains (losses):
Cash flow hedges—Currency/Interest rate (3)	$(29)
Net unrealized investment gains (losses) on available-for-sale securities	2,742

Total net unrealized investment gains (losses) (4)	2,713

Total reclassifications for the period	$2,713

(1)	All amounts are shown before tax.
(2)	Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.
(3)	See Note 5 for additional information on cash flow hedges.
(4)	See table below for additional information on unrealized investment gains (losses), including the impact on deferred policy acquisition and other costs, future policy benefits and policyholders’ dividends.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

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

Net Unrealized Investment Gains and Losses on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs, Deferred Sales Inducements and Valuation of Business Acquired	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2012	$545	$(214)	$(100)	$231
Net investment (losses) gains on investments arising during the period	608	-	(213)	395
Reclassification adjustment for gains (losses) included in net income	(788)	-	276	(512)
Impact of net unrealized investment (losses) gains on deferred policy acquisition costs, deferred sales inducements and valuation of business acquired	-	85	(30)	55

Balance, March 31, 2013	$365	$(129)	$(67)	$169

All Other Net Unrealized Investment Gains and Losses in AOCI

	Net Unrealized Gains/(Losses) on Investments(1)	Deferred Policy Acquisition Costs, Deferred Sales Inducements and Valuation of Business Acquired	Policy Holders’ Account Balances	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2012	$376,777	$(147,089)	$(2,164)	$(80,468)	$147,056
Net investment gains (losses) on investments arising during the period	(46,049)	-	-	16,118	(29,931)
Reclassification adjustment for (losses) gains included in net income	(1,925)	-	-	674	(1,251)
Impact of net unrealized investment (losses) gains on deferred policy acquisition costs, deferred sales inducements and valuation of business acquired	-	31,896	-	(11,163)	20,733
Impact of net unrealized investment (gains) losses on policyholders’ account balances	-	-	2,164	(770)	1,394

Balance, March 31, 2013	$328,803	$(115,193)	$-	$(75,609)	$138,001

(1)	Includes cash flow hedges. See Note 5 for additional discussion of our cash flow hedges.

The table below presents net unrealized gains (losses) on investments by asset class as of the dates indicated:

	March 31, 2013	December 31, 2012

	(in thousands)
Fixed maturity securities on which an OTTI loss has been recognized	$365	$545
Fixed maturity securities, available-for-sale—all other	326,121	375,409
Equity securities, available-for-sale	4	4
Affiliated notes	4,069	4,386
Derivatives designated as cash flow hedges (1)	(1,322)	(3,068)
Other investments	(69)	46

Unrealized gains (losses) on investments and derivatives	$329,168	$377,322

(1)	See Note 5 for more information on cash flow hedges.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

Duration of Gross Unrealized Loss Positions for Fixed Maturities and Equity Securities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities and equity securities have been in a continuous unrealized loss position, as of the dates indicated:

	March 31, 2013
	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale
Obligations of U.S. States and their political subdivisions	$7,111	$315	$-	$-	$7,111	$315
Corporate securities	76,285	1,077	11,881	200	88,166	1,277
Commercial mortgage-backed securities	27,901	314	407	1	28,308	315
Asset-backed securities	387	-	80	14	467	14

Total	$111,684	$1,706	$12,368	$215	$124,052	$1,921

Equity securities, available-for-sale	$-	$-	$-	$-	$-	$-

	December 31, 2012
	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale
Obligations of U.S. States and their political subdivisions	$7,090	$350	$-	$-	$7,090	$350
Corporate securities	35,248	897	14,867	330	50,115	1,227
Commercial mortgage-backed securities	3,326	10	-	-	3,326	10
Asset-backed securities	13,817	42	2,994	290	16,811	332

Total	$59,481	$1,299	$17,861	$620	$77,342	$1,919

Equity securities, available-for-sale	$-	$-	$-	$-	$-	$-

The gross unrealized losses, related to fixed maturities at March 31, 2013 and December 31, 2012, are composed of $1.8 million and $1.6 million, respectively, related to high or highest quality securities based on National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $0.1 million and $0.3 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. At March 31, 2013, none of the gross unrealized losses represented declines in value of greater than 20%, as compared to $0 million at December 31, 2012, that represented declines in value of greater than 20%, $0 million of which had been in that position for less than six months. At March 31, 2013 and December 31, 2012, respectively, the $0.2 million and $0.6 million of gross unrealized losses of twelve months or more were concentrated in asset backed securities and the service and manufacturing sectors of the Company’s corporate securities.

In accordance with its policy described in Note 2, the Company concluded that an adjustment to earnings for other-than-temporary impairments for these securities was not warranted at March 31, 2013 or December 31, 2012. These conclusions are based on a detailed analysis of the underlying credit and cash flows on each security. The gross unrealized losses are primarily attributable to credit spread widening and increased liquidity discounts. At March 31, 2013, the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before the anticipated recovery of its remaining amortized cost basis.

At March 31, 2013 and December 31, 2012, there were no gross unrealized losses, related to equity securities.

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

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

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

	As of March 31, 2013
	Level 1	Level 2	Level 3	Netting (2)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S Treasury securities and obligations of U.S. government authorities and agencies	$-	$4,654	$-	$-	$4,654
Obligations of U.S. states and their political subdivisions	-	102,443	-	-	102,443
Foreign government bonds	-	39,586	-	-	39,586
Corporate securities	-	2,887,973	95,575	-	2,983,548
Asset-backed securities	-	110,393	72,740	-	183,133
Commercial mortgage-backed securities	-	391,470	9,107	-	400,577
Residential mortgage-backed securities	-	234,267	-	-	234,267

Sub-total	-	3,770,786	177,422	-	3,948,208
Trading account assets:
Asset-backed securities	-	2,014	-	-	2,014
Equity securities	6,149	-	267	-	6,416

Sub-total	6,149	2,014	267	-	8,430

Equity securities, available-for-sale	-	22	-	-	22
Short-term investments	135,193	1,088	-	-	136,281
Cash equivalents	160	-	-	-	160
Other long-term investments	-	139,623	463	(51,032)	89,054
Reinsurance recoverables	-	-	1,191,409	-	1,191,409
Other assets	-	20,315	2,000	-	22,315

Sub-total excluding separate account assets	141,502	3,933,848	1,371,561	(51,032)	5,395,879

Separate account assets (1)	127,467	45,617,673	-	-	45,745,140

Total assets	$268,969	$49,551,521	$1,371,561	$(51,032)	$51,141,019

Future policy benefits	$-	$-	$1,230,323	$-	$1,230,323
Other liabilities	-	51,032	-	(51,032)	-

Total liabilities	$-	$51,032	$1,230,323	$(51,032)	$1,230,323

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

	As of December 31, 2012
	Level 1	Level 2	Level 3	Netting (2)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S Treasury securities and obligations of U.S. government authorities and agencies	$-	$4,686	$-	$-	$4,686
Obligations of U.S. states and their political subdivisions	-	102,116	-	-	102,116
Foreign government securities	-	55,529	-	-	55,529
Corporate securities	-	3,095,699	95,555	-	3,191,254
Asset-backed securities	-	118,179	69,298	-	187,477
Commercial mortgage-backed securities	-	394,902	-	-	394,902
Residential mortgage-backed securities	-	267,486	-	-	267,486

Sub-total	-	4,038,597	164,853	-	4,203,450
Trading account assets:
Asset-backed securities	-	2,022	-	-	2,022
Equity securities	5,687	-	207	-	5,894

Sub-total	5,687	2,022	207	-	7,916

Equity securities, available-for-sale	-	22	-	-	22
Short-term investments	103,761	-	-	-	103,761
Cash equivalents	-	-	-	-	-
Other long-term investments	-	173,348	1,054	(42,351)	132,051
Reinsurance recoverables	-	-	1,732,094	-	1,732,094
Other assets	-	20,632	1,995	-	22,627

Sub-total excluding separate account assets	109,448	4,234,621	1,900,203	(42,351)	6,201,921

Separate account assets (1)	122,142	44,479,578	-	-	44,601,720

Total assets	$231,590	$48,714,199	$1,900,203	$(42,351)	$50,803,641

Future policy benefits	$-	$-	$1,793,137	$-	$1,793,137
Other liabilities	-	42,351	-	(42,351)	-

Total liabilities	$-	$42,351	$1,793,137	$(42,351)	$1,793,137

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

Internally-developed valuations or indicative broker quotes are also used to determine fair value in circumstances where vendor pricing is not available, or where the Company ultimately concludes that pricing information received from the independent pricing service is not reflective of market activity. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may over-ride the information with an internally developed valuation. As of March 31, 2013 and December 31, 2012 over-rides on a net basis were not material. Pricing service over-rides, internally developed valuations and indicative broker quotes are generally included in Level 3 in the fair value hierarchy.

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

Notes to Unaudited Interim Financial Statements—(Continued)

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

Equity Securities – Equity securities consist principally of investments in mutual fund shares. The fair values of most publicly traded equity securities are based on quoted market prices in active markets for identical assets and are classified within Level 1 in the fair value hierarchy. Estimated fair values for most privately traded equity securities are determined using discounted cash flow, earnings multiple and other valuation models that require a substantial level of judgment around inputs and therefore are classified within Level 3. The fair values of mutual fund shares that transact regularly (but do not trade in active markets because they are not publicly available) are based on transaction prices of identical fund shares and are classified within Level 2 in the fair value hierarchy. The fair values of perpetual preferred stock are based on inputs obtained from independent pricing services that are primarily based on indicative broker quotes. As a result, the fair values of perpetual preferred stock are classified as Level 3.

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

Derivatives classified as Level 3 include structured products. These derivatives are valued based upon models (such as Monte Carlo simulation models and other techniques) with some significant unobservable market inputs or inputs (e.g. interest rates, equity indices, dividend yields, etc.) from less actively traded markets (e.g model-specific input values, including volatility parameters, etc.). Level 3 methodologies are validated through periodic comparison of the Company’s fair values to broker-dealer values. As of March 31, 2013 and December 31, 2012, there were derivatives with the fair value of $116 thousand and $739 thousand, respectively, classified within Level 3, and all other derivatives were classified within Level 2. See Note 5 for more details on the fair value of derivative instruments by primary underlying.

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

Reinsurance Recoverables – Reinsurance recoverables carried at fair value include the reinsurance of our living benefit guarantees on certain of our variable annuities. These guarantees are accounted for as embedded derivatives and are described below in “Future Policy Benefits.” The reinsurance agreements covering these guarantees are derivatives with fair value determined in the same manner as the living benefit guarantees.

Future Policy Benefits – The liability for future policy benefits primarily includes general account liabilities for the optional living benefit features of the Company’s variable annuity contracts, including guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”), accounted for as embedded derivatives. The fair values of the GMAB, GMWB, and GMIWB liabilities are calculated as the present value of future expected benefit payments to contractholders less the present value of assessed rider fees attributable to the optional living benefit feature. This methodology could result in either a liability or contra-liability balance, given changing capital market conditions and various contractholder behavior assumptions. Since there is no observable active

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

market for the transfer of these obligations, the valuations are calculated using internally developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The determination of these risk premiums requires the use of management judgment.

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

Capital market inputs and actual contractholders’ account values are updated each quarter based on capital market conditions as of the end of the quarter, including interest rates, equity markets, and implied volatility. In the risk neutral valuation, interest rates are used to both grow the contractholders’ account values and discount all projected future cash flows. The Company’s discount rate assumption is based on the LIBOR swap curve, adjusted for an additional spread over LIBOR to reflect NPR.

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

Transfers between Levels 1 and 2 – There were no transfers between Levels 1 and 2 for the three months ended March 31, 2013 and 2012. Transfers between levels are generally reported at the values as of the beginning of the period in which the transfers occur.

Level 3 Assets and Liabilities by Price Source – The tables below present the balances of Level 3 assets and liabilities measured at fair value with their corresponding pricing sources.

	As of March 31, 2013
	Internal (1)	External (2)	Total
	(in thousands)
Corporate securities	$93,484	$2,091	$95,575
Asset-backed securities	-	72,740	72,740
Commercial mortgage-backed securities	-	9,107	9,107
Equity securities	-	267	267
Other long-term Investments	116	347	463
Reinsurance recoverables	1,191,409	-	1,191,409
Other assets	-	2,000	2,000

Total assets	$1,285,009	$86,552	$1,371,561

Future policy benefits	1,230,323	-	1,230,323

Total liabilities	$1,230,323	$-	$1,230,323

	As of December 31, 2012
	Internal (1)	External (2)	Total
	(in thousands)
Corporate securities	$92,263	$3,292	$95,555
Asset-backed securities	-	69,298	69,298
Equity securities	-	207	207
Other long-term Investments	739	315	1,054
Reinsurance recoverables	1,732,094	-	1,732,094
Other assets	-	1,995	1,995

Total assets	$1,825,096	$75,107	$1,900,203

Future policy benefits	1,793,137	-	1,793,137

Total liabilities	$1,793,137	$-	$1,793,137

(1)	Represents valuations reflecting both internally-derived and market inputs, as well as third-party pricing information or quotes. See below for additional information related to internally-developed valuation for significant items in the above table.
(2)	Represents unadjusted prices from independent pricing services and independent non-binding broker quotes where pricing inputs are not readily available.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

Quantitative Information Regarding Internally Priced Level 3 Assets and Liabilities – The tables below present quantitative information on significant internally priced Level 3 assets and liabilities.

As of March 31, 2013
	Fair Value	Primary Valuation Techniques	Unobservable Inputs	Range (Weighted Average)	Impact of Increase in Input on Fair Value (1)
(in thousands)
Assets:

Corporate securities	$93,484	Discounted cash flow	Discount rate	3.26 - 15.00% (3.65%)	Decrease
		Cap at call price	Call price	100% (100%)	Increase
Reinsurance recoverables	$1,191,409	Fair values are determined in the same manner as future policy benefits
Liabilities:

Future policy benefits	$1,230,323	Discounted cash flow	Lapse rate (2)	0% - 14%	Decrease

			NPR spread (3)	0.18% - 1.52%	Decrease
			Utilization rate (4)	70% - 94%	Increase
			Withdrawal rate (5)	85% - 100%	Increase
			Mortality rate (6)	0% - 13%	Decrease
			Equity Volatility curve	16% - 33%	Increase

As of December 31, 2012
	Fair Value	Primary Valuation Techniques	Unobservable Inputs	Range (Weighted Average)	Impact of Increase in Input on Fair Value (1)
(in thousands)
Assets:

Corporate securities	$92,263	Discounted cash flow	Discount rate	3.27 - 17.50% (3.74%)	Decrease
		Cap at call price	Call price	100% (100%)	Increase
Reinsurance recoverables	$1,732,094	Fair values are determined in the same manner as future policy benefits
Liabilities:

Future policy benefits	$1,793,137	Discounted cash flow	Lapse rate (2)	0% - 14%	Decrease

			NPR spread (3)	0.20% - 1.60%	Decrease
			Utilization rate (4)	70% - 94%	Increase
			Withdrawal rate (5)	85% - 100%	Increase
			Mortality rate (6)	0% - 13%	Decrease
			Equity Volatility curve	19% - 34%	Increase

(1)	Conversely, the impact of a decrease in input would have the opposite impact for the fair value as that presented in the table.
(2)	Base lapse rates are adjusted at the contract level based on a comparison of the actuarially calculated guaranteed amount and the current contractholder account value as well as other factors, such as the applicability of any surrender charges. A dynamic lapse adjustment reduces the base lapse rate when the guaranteed amount is greater than the account value, as in-the-money contracts are less likely to lapse. Lapse rates are also generally assumed to be lower for the period where surrender charges apply.
(3)	To reflect NPR, the Company incorporates an additional spread over LIBOR into the discount rate used in the valuation of individual living benefit contracts in a liability position and generally not to those in a contra-liability position. In determining the NPR spread, the Company believes it appropriate to reflect the financial strength ratings of the Company as these are insurance liabilities and senior to debt. The additional spread over LIBOR is determined taking into consideration publicly available information relating to the financial strength of the Company adjusted for any illiquidity risk premium.
(4)	The utilization rate assumption estimates the percentage of contracts that will utilize the benefit during the contract duration, and begin lifetime withdrawals at various time intervals from contract inception. The remaining contractholders are assumed to either begin lifetime withdrawals immediately or never utilize the benefit. These assumptions vary based on the product type, the age of the contractholder, and the age of the contract. The impact of changes in these assumptions is highly dependent on the contract type and age of the contractholder at the time of the sale and the timing of the first lifetime income withdrawal.
(5)	The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. The fair value of the liability will generally increase the closer the withdrawal rate is to 100%.
(6)	Range reflects the mortality rate for the vast majority of business with living benefits, with contractholders ranging from 35 to 90 years old. While the majority of living benefits have a minimum age requirement, certain benefits do not have an age restriction. This results in contractholders for certain benefits with mortality rates approaching 0%. Based on historical experience, the Company applies a set of age and duration specific mortality rate adjustments compared to standard industry tables. A mortality improvement assumption is also incorporated into the overall mortality table.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

Interrelationships Between Unobservable Inputs – In addition to the sensitivities of fair value measurements to changes in each unobservable input in isolation, as reflected in the table above, interrelationships between these inputs may also exist, such that a change in one unobservable input may give rise to a change in another, or multiple, inputs. Examples of such interrelationships for significant internally-priced Level 3 assets and liabilities are as follows:

Corporate Securities – The rate used to discount future cash flows reflects current risk free rates plus credit and liquidity spread requirements that market participants would use to value an asset. The discount rate may be influenced by many factors, including market cycles, expectations of default, collateral, term, and asset complexity. Each of these factors can influence discount rates, either in isolation, or in response to other factors.

Future Policy Benefits – The unobservable contractholder behavior inputs related to the liability for the optional living benefit features of the Company’s variable annuity contracts included in future policy benefits are generally based on a long-term view of historical experience. While experience for these products is still emerging, the Company expects efficient benefit utilization and withdrawal rates to generally be correlated with lapse rates. However, contractholder behavior is generally highly dependent on the facts and circumstances surrounding the individual contractholder, such as their liquidity needs or tax situation, which could drive lapse behavior independent of other contractholder behavior assumptions. The dynamic lapse adjustment assumes lower lapses when the guaranteed amount is greater than the account value, as in-the-money contracts are less likely to lapse. Therefore, to the extent contractholder behavior results in greater in-the-moneyness at the contract level, the dynamic lapse function will reduce lapse rates for those contracts. Similarly, to the extent that increases in equity volatility are correlated with overall declines in the capital markets, the dynamic lapse function will lower overall lapse rates as contracts become more in-the-money.

Valuation Process for Fair Value Measurements Categorized within Level 3 – The Company has established an internal control infrastructure over the valuation of financial instruments that requires ongoing oversight by its various Business Groups. These management control functions are segregated from the trading and investing functions. For invested assets, the Company has established oversight teams, often in the form of Pricing Committees within each asset management group. The teams, which typically include representation from investment, accounting, operations, legal and other disciplines are responsible for overseeing and monitoring the pricing of the Company’s investments and performing periodic due diligence reviews of independent pricing services. An actuarial valuation unit oversees the valuation of optional living benefit features of the Company’s variable annuity contracts. This unit works with segregated modeling and database administration teams to validate the appropriateness of input data and logic, data flow and implementation.

The Company has also established policies and guidelines that require the establishment of valuation methodologies and consistent application of such methodologies. These policies and guidelines govern the use of inputs and price source hierarchies and provide controls around the valuation processes. These controls include appropriate review and analysis of investment prices against market activity or indicators of reasonableness, approval of price source changes, price overrides, methodology changes and classification of fair value hierarchy levels. For optional living benefit features of the Company’s variable annuity products, the actuarial valuation unit periodically performs baseline testing of contract input data and actuarial assumptions are reviewed at least annually, and updated based upon historical experience giving consideration to any observable market data, including available industry studies. The valuation policies and guidelines are reviewed and updated as appropriate.

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

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

Changes in Level 3 assets and liabilities – The following tables provide summaries of the changes in fair values of Level 3 assets and liabilities as of the dates indicated, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at the end of their respective periods.

	Three Months Ended March 31, 2013
	Fixed Maturities Available-For-Sale

	Corporate Securities	Asset- Backed Securities	Commercial Mortgage- Backed	Trading Account Assets - Equity Securities	Other Long Term Investments
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$95,555	$69,298	$-	$207	$1,054
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	4	-	-	-	(624)
Asset management fees and other income	-	-	-	60	33
Included in other comprehensive income (loss)	(271)	162	-	-	-
Net investment income	1,154	135	17	-	-
Purchases	600	7,058	9,090	-	-
Sales	-	-	-	-	-
Issuances	-	-	-	-	-
Settlements	(1,467)	(3,913)	-	-	-
Transfers into Level 3 (1)	-	-	-	-	-
Transfers out of Level 3 (1)	-	-	-	-	-

Fair Value, end of period assets/(liabilities)	$95,575	$72,740	$9,107	$267	$463

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$-	$-	$-	$-	$(624)
Asset management fees and other income	$-	$-	$-	$61	$33
Interest credited to policyholders’ account balances	$-	$-	$-	$-	$-

	Three Months Ended March 31, 2013
	Reinsurance Recoverables	Other Assets	Future Policy Benefits
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$1,732,094	$1,995	$(1,793,136)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(598,821)	-	623,786
Asset management fees and other income	-	-	-
Interest credited to policyholder account balances
Included in other comprehensive income (loss)	-	5	-
Net investment income	-	-	-
Purchases	58,136	-	-
Sales	-	-	-
Issuances	-	-	(60,973)
Settlements	-	-	-
Transfers into Level 3 (1)	-	-	-
Transfers out of Level 3 (1)	-	-	-

Fair Value, end of period assets/(liabilities)	$1,191,409	$2,000	$(1,230,323)

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$(588,859)	$-	$613,833
Asset management fees and other income	$-	$-	$-
Interest credited to policyholders’ account balances	$-	$-	$-

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended March 31, 2012
	Fixed Maturities Available-For-Sale

	Corporate Securities	Asset Backed Securities	Other Long-Term Investments	Reinsurance Recoverable	Trading Account Assets - Equity Securities
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$89,658	$48,563	$1,213	$1,747,757	$203
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	7	-	(977)	(598,252)	-
Asset management fees and other income	-	-	13	-	(2)
Included in other comprehensive income (loss)	(856)	862	-	-	-
Net investment income	1,228	158	-	-	-
Purchases	2,625	-	-	55,757	-
Sales	-	-	-	-	-
Issuances	2,775	-	-	-	-
Settlements	(4,298)	(2,883)	7	-	-
Transfers into Level 3 (1)	11,991	-	-	-	-
Transfers out of Level 3 (1)	-	-	-	-	-
Other (3)	-	-	-	-	-

Fair Value, end of period assets/(liabilities)	$103,130	$46,700	$256	$1,205,262	$201

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$-	$-	$(874)	$(585,098)	$-
Asset management fees and other income	$-	$-	$13	$-	$(1)
Interest credited to policyholders’ account	$-	$-	$-	-	$-
Included in other comprehensive income (loss)	$(782)	$885	$-	$-	$-

	Three Months Ended March 31, 2012
	Future Policy Benefits
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$(1,783,595)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	621,492
Sales	-
Issuances	(58,447)
Settlements	-
Transfers out of Level 3 (1)	-

Fair Value, end of period assets/(liabilities)	$(1,220,550)

Unrealized gains (losses) for the period relating to
Level 3 assets that were still held at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$608,066
Asset management fees and other income	-
Interest credited to policyholders’ account balances	$-

(1)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(2)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(3)	Other primarily represents reclasses of certain assets between reporting categories.

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

Notes to Unaudited Interim Financial Statements—(Continued)

Fair Value of Financial Instruments

The table below presents the carrying amount and fair value by fair value hierarchy level of certain financial instruments that are not reported at fair value. However, in some cases, as described below, the carrying amount equals or approximates fair value.

	March 31, 2013					December 31, 2012

	Fair Value				Carrying Amount (1)	Fair Value	Carrying Amount

	Level 1	Level 2	Level 3	Total	Total	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$-	$-	$481,771	$481,771	$432,216	$473,964	$426,981
Policy loans	-	-	12,300	12,300	12,300	11,957	11,957
Cash	5,038	-	-	5,038	5,038	266	266
Accrued investment income	-	46,996	-	46,996	46,996	44,656	44,656
Receivables from parent and affiliates	-	8,274	-	8,274	8,274	199	199
Other assets	-	26,139	-	26,139	26,139	12,410	12,410

Total assets	$5,038	$81,409	$494,071	$580,518	$530,963	$543,452	$496,469

Liabilities:
Policyholders’ Account Balances - Investment contracts	$-	$-	$80,952	$80,952	$78,093	$78,159	$75,242
Long-term debt	-	423,937	-	423,937	400,000	426,827	400,000
Other liabilities	-	162,333	-	162,333	162,333	194,047	194,047
Separate account liabilities - investment contracts	-	942	-	942	942	964	964

Total liabilities	$-	$-	$-	$690,393	$663,597	$738,973	$709,229

(1)	Carrying values presented herein differ from those in the Company’s Unaudited Interim Statements of Financial Position because certain items within the respective financial statement captions are not considered financial instruments or out of scope under authoritative guidance relating to disclosures of the fair value of financial instruments. Financial statement captions excluded from the above table are not considered financial instruments.

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

Cash, Accrued Investment Income, Receivables from Parent and Affiliates, and Other Assets

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

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

Long-Term Debt

The fair value of long-term debt is generally determined by either prices obtained from independent pricing services, which are validated by the Company, or discounted cash flow models. These fair values consider the Company’s own non-performance risk. Discounted cash flow models predominately use market observable inputs such as the borrowing rates currently available to the Company for debt and financial instruments with similar terms and remaining maturities. For commercial paper issuances and other debt with a maturity of less than 90 days, the carrying value approximates fair value.

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

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

Embedded Derivatives

The Company sells variable annuity products, which may include guaranteed benefit features that are accounted for as embedded derivatives. The Company has reinsurance agreements to transfer the risk related to certain of these benefit features to affiliates, Pruco Re and Prudential Insurance. The embedded derivatives related to the living benefit features and the related reinsurance agreements are carried at fair value. These embedded derivatives are marked to market through “Realized investment gains (losses), net” based on the change in value of the underlying contractual guarantees, which are determined using valuation models, as described in Note 4.

The fair value of the living benefit feature embedded derivatives included in “Future policy benefits” was a liability of $1,230 million and $1,793 million as of March 31, 2013 and December 31, 2012, respectively. The fair value of the embedded derivatives related to the reinsurance of certain of these benefits to Pruco Re and Prudential Insurance included in “Reinsurance recoverables” was an asset of $1,192 million and $1,733 million as of March 31, 2013 and December 31, 2012, respectively.

The table below provides a summary of the gross notional amount and fair value of derivatives contracts used in a non-dealer or broker capacity, excluding embedded derivatives which are recorded with the associated host, by the primary underlying. Many derivative instruments contain multiple underlyings.

	March 31, 2013			December 31, 2012
	Notional	Gross Fair Value		Notional	Gross Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities

	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate	$67,008	$623	$(1,957)	$65,612	$192	$(3,309)

Total Qualifying Hedges	$67,008	$623	$(1,957)	$65,612	$192	$(3,309)

Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$2,262,950	$116,672	$(38,790)	$2,332,950	$139,258	$(24,075)
Interest Rate Options	100,000	13,448	-	100,000	15,330	-
Currency/Interest Rate
Foreign Currency Swaps	58,170	2,456	(2,326)	61,126	1,715	(2,894)
Credit
Credit Default Swaps	30,050	-	(1,203)	345,050	411	(1,413)
Equity
Total Return Swaps	277,714	-	(4,143)	253,766	193	(3,741)
Equity Options	7,800,982	6,540	(2,614)	7,800,982	16,988	(6,920)

Total Non-Qualifying Hedges	$10,529,866	$139,116	$(49,076)	$10,893,874	$173,895	$(39,043)

Total Derivatives (1)	$10,596,874	$139,739	$(51,033)	$10,959,486	$174,087	$(42,352)

(1)	Excludes embedded derivatives which contain multiple underlyings. The fair value of these embedded derivatives was a liability of $1,230 million and $1,793 million as of March 31, 2013 and December 31, 2012, respectively, included in “Future policy benefits.”

Offsetting Assets and Liabilities

The following table presents recognized derivative instruments (including bifurcated embedded derivatives) that are offset in the balance sheet, and/or are subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in the balance sheet.

	March 31, 2013
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$139,739	$(51,033)	$88,706	$-	$88,706

Offsetting of Financial Liabilities:
Derivatives	$51,033	$(51,033)	$-	$-	$-

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

	December 31, 2012
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$174,087	$(42,352)	$131,735	$-	$131,735

Offsetting of Financial Liabilities:
Derivatives	$42,352	$(42,352)	$-	$-	$-

For information regarding the rights of offset associated with the derivative assets and liabilities in the table above see “-Credit Risk” below.

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

The following tables provide the financial statement classification and impact of derivatives used in qualifying and non-qualifying hedge relationships, excluding the offset of the hedged item in an effective hedge relationship:

		Three Months Ended March 31, 2013
		Realized Investment Gains/(Losses)		Net Investment Income		Other Income		Accumulated Other Comprehensive Income (1)
		(in thousands)
Derivatives Designated as Hedging Instruments:
Cash flow hedges
Currency/Interest Rate	$	-	$	(34)	$	5	$	1,746

Total cash flow hedges		-		(34)		5		1,746

Derivatives Not Qualifying as Hedging Instruments:
Interest Rate		(25,836)		-		-		-
Currency		-		-		-		-
Currency/Interest Rate		1,310		-		(5)		-
Credit		(37)		-		-		-
Equity		(30,451)		-		-		-
Embedded Derivatives		14,189		-		-		-

Total non-qualifying hedges		(40,825)		-		(5)		-

Total	$	(40,825)	$	(34)	$	-	$	1,746

(1)	Amounts deferred in “Accumulated other comprehensive income (loss).”

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

		Three Months Ended March 31, 2012
		Realized Investment Gains/(Losses)		Net Investment Income		Other Income		Accumulated Other Comprehensive Income (1)
		(in thousands)
Derivatives Designated as Hedging Instruments:
Cash flow hedges
Currency/Interest Rate	$	-	$	(41)	$	2	$	(1,201)

Total cash flow hedges		-		(41)		2		(1,201)

Derivatives Not Qualifying as Hedging Instruments:
Interest Rate		(21,375)		-		-		-
Currency/Interest Rate		(1,155)		-		(12)		-
Credit		98		-		-		-
Equity		(32,837)		-		-		-
Embedded Derivatives		12,674		-		-		-

Total non-qualifying hedges		(42,595)		-		(12)		-

Total	$	(42,595)	$	(41)	$	(10)	$	(1,201)

(1)	Amounts deferred in “Accumulated other comprehensive income (loss).”

For the three months ended March 31, 2013 and 2012, the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations and there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.

Presented below is a rollforward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in thousands)
Balance, December 31, 2012	$(3,068)
Net deferred gains (losses) on cash flow hedges from January 1 to March 31, 2013	1,717
Amount reclassified into current period earnings	29

Balance, March 31, 2013	$(1,322)

As of March 31, 2013 and 2012, the Company did not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 20 years. Income amounts deferred in “Accumulated other comprehensive income (loss)” as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” in the Unaudited Interim Statements of Equity.

Credit Derivatives Written

The Company writes credit derivatives under which the Company is obligated to pay a related party counterparty the referenced amount of the contract and receive in return the defaulted security or similar security. The Company’s maximum amount at risk under these credit derivatives, assuming the value of the underlying referenced securities become worthless, is $0 million and $315 million notional of credit default swap (“CDS”) selling protection with an associated fair value of $0 million and less than $1 million, at March 31, 2013 and December 31, 2012, respectively. These credit derivatives have matured as of March 31, 2013. At December 31, 2012, the underlying credits had NAIC designation ratings of 1 and 2.

The following table sets forth the composition of the Company’s credit derivatives where it has written credit protection by industry category as of the dates indicated. The table excludes embedded derivatives contained in externally-managed investments in European markets.

	March 31, 2013		December 31, 2012
Industry	Notional	Fair Value	Notional	Fair Value
	(in thousands)
Corporate Securities:
Consumer Non-cyclical	$-	$-	$120,000	$146
Capital Goods	-	-	90,000	109
Basic Industry	-	-	40,000	68
Transportation	-	-	25,000	30
Consumer Cyclical	-	-	20,000	29
Energy	-	-	20,000	29

Total Credit Derivatives	$-	$-	$315,000	$411

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

The Company no longer holds certain externally managed investments in the European market which contain embedded derivatives whose fair values are primarily driven by changes in credit spreads. These investments are medium term notes that are collateralized by investment portfolios primarily consisting of investment grade European fixed income securities, including corporate bonds and asset-backed securities, and derivatives, as well as varying degrees of leverage. The notes have a stated coupon and provide a return based on the performance of the underlying portfolios and the level of leverage. The Company invests in these notes to earn a coupon through maturity, consistent with its investment purpose for other debt securities. The notes are accounted for under U.S. GAAP as available-for-sale fixed maturity securities with bifurcated embedded derivatives (total return swaps). Changes in the value of the fixed maturity securities are reported in Equity under the heading “Accumulated other comprehensive income” and changes in the market value of the embedded total return swaps are included in current period earnings in “Realized investment gains (losses), net.”

In addition to writing credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of March 31, 2013 and December 31, 2012, the Company had $30 million of outstanding notional amounts, reported at fair value as a liability of $1 million for both periods.

Credit Risk

The Company is exposed to credit-related losses in the event of non-performance by our counterparty to financial derivative transactions.

The Company has credit risk exposure to an affiliate, Prudential Global Funding, LLC (“PGF”), related to its OTC derivative transactions. PGF manages credit risk with external counterparties by entering into derivative transactions with highly rated major international financial institutions and other creditworthy counterparties, and by obtaining collateral where appropriate, see Note 7. Additionally, limits are set on single party credit exposures which are subject to periodic management review.

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

6.    COMMITMENTS, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS

Commitments

The Company had made commitments to fund $12 million of commercial loans as of March 31, 2013. The Company also made commitments to purchase or fund investments, mostly private fixed maturities, of $24 million as of March 31, 2013.

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

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed, including matters discussed below. The Company estimates that as of March 31, 2013, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is $0 to approximately $6 million. The estimate is not an indication of expected loss, if any, or the Company’s maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

In January 2013, a qui tam action on behalf of the State of Florida, Total Asset Recovery Services v. Met Life Inc., et al., Manulife Financial Corporation, et. al., Prudential Financial, Inc., The Prudential Insurance Company of America, and Prudential Insurance Agency, LLC., filed in the Circuit Court of Leon County, Florida, was served on Prudential Insurance. The complaint alleges that Prudential Insurance failed to escheat life insurance proceeds to the State of Florida in violation of the Florida False Claims Act and seeks injunctive relief, compensatory damages, civil penalties, treble damages, prejudgment interest, attorneys’ fees and costs. In March 2013, the Company filed a motion to dismiss the complaint.

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

7.    RELATED PARTY TRANSACTIONS

The Company has extensive transactions and relationships with Prudential Insurance and other affiliates. Although we seek to ensure that these transactions and relationships are fair and reasonable, it is possible that the terms of these transactions are not the same as those that would result from transactions among unrelated parties.

Expense Charges and Allocations

Many of the Company’s expenses are allocations or charges from Prudential Insurance or other affiliates.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses also include allocations of stock compensation expenses related to a stock option program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock option program and deferred compensation program was $400 thousand and $800 thousand for the three months ended March 31, 2013 and 2012, respectively.

The Company is charged for its share of employee benefits expenses. These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Some of these benefits are based on earnings and length of service. Other benefits are based on an account balance, which takes into consideration age, service and earnings during career. The Company’s share of net expense for the pension plans was $1 million for the three months ended March 31, 2013 and 2012.

Prudential Insurance sponsors voluntary savings plans for the Company’s employees (“401(k) plans”). The 401(k) plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The expense charged to the Company for the matching contribution to the 401(k) plans was less than $1 million for the three months ended March 31, 2013 and 2012.

Affiliated Asset Administration Fee Income

In accordance with an agreement with AST Investment Services, Inc., the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust, formerly known as American Skandia Trust. Income received from AST Investment Services, Inc. related to this agreement was $58 million and $57 million for the three months ended March 31, 2013 and 2012, respectively. These revenues are recorded as “Asset administration fees and other income” in the Unaudited Interim Statements of Operations and Comprehensive Income.

Affiliated Investment Management Expenses

In accordance with an agreement with Prudential Investment Management, Inc. (“PIMI”), the Company pays investment management expenses to PIMI who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PIMI related to this agreement was $2 million and $2 million for the three months ended March 31, 2013 and 2012, respectively. These expenses are recorded as “Net Investment Income” in the Unaudited Interim Statements of Operations and Comprehensive Income.

Cost Allocation Agreements with Affiliates

Certain operating costs (including rental of office space, furniture, and equipment) have been charged to the Company at cost by Prudential Annuities Information Services and Technology Corporation (“PAIST”), an affiliated company. PALAC signed a written service agreement with PAIST for these services executed and approved by the Connecticut Insurance Department in 1995. This agreement automatically continues in effect from year to year and may be terminated by either party upon 30 days written notice.

Allocated lease expense was $1 million and $2 million for the three months ended March 31, 2013 and 2012, respectively. Allocated sub-lease rental income, recorded as a reduction to lease expense was $1 million for the three months ended March 31, 2013 and 2012.

The Company pays commissions and certain other fees to PAD in consideration for PAD’s marketing and underwriting of the Company’s products. Commissions and fees are paid by PAD to broker-dealers who sold and service the Company’s products. Commissions and fees paid by the Company to PAD were $42 million and $50 million during the three months ended March 31, 2013 and 2012, respectively.

Debt Agreements

Short-term and Long-term Debt

The Company is authorized to borrow funds up to $2 billion from Prudential Financial and its affiliates to meet its capital and other funding needs. The Company paid off a $28 million short-term debt from Prudential Funding, LLC on December 12, 2012. Total interest expense on short-term affiliated debt to the Company was less than $1 million for the three months ended March 31, 2013 and 2012.

The Company had long-term debt of $400 million outstanding with Prudential Financial as of March 31, 2013 and December 31, 2012. This loan has a fixed interest rate of 4.49% and matures on December 29, 2014. In December 2012, a $200 million partial pay down was made on this outstanding debt. Total interest expense on affiliated long-term debt was $5 million and $7 million for the three months ended March 31, 2013 and 2012, respectively.

Reinsurance Agreements

The Company uses reinsurance as part of its risk management and capital management strategies for certain of its optional living benefit features. Fees ceded under these agreements are included in “Realized investment gains (losses), net” on the Unaudited Interim Statement of Operations and Comprehensive Income. The Company ceded fees of $69 million and $67 million to Pruco Re for the three months ended March 31, 2013 and 2012, respectively. The Company ceded fees of less than $1 million to Prudential Insurance for the three months ended March 31, 2013 and 2012.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

The Company’s reinsurance recoverables related to the above product reinsurance agreements were $1,192 million and $1,733 million as of March 31, 2013 and December 31, 2012, respectively. The assets are reflected in “Reinsurance recoverables” in the Company’s Unaudited Interim Statements of Financial Position. Realized gains (losses) were ($610) million and ($609) million for the three months ended March 31, 2013 and 2012, respectively. Changes in realized gains (losses) for the three months ended March 31, 2013 and 2012 periods were primarily due to changes in market conditions in each respective period.

Derivative Trades

In its ordinary course of business, the Company enters into OTC derivative contracts with an affiliate, PGF. For these OTC derivative contracts, PGF has a substantially equal and offsetting position with an external counterparty.

Purchase/sale of fixed maturities and commercial mortgage loans from/to an affiliate

During the first quarter of 2012, the Company sold fixed maturity securities to Prudential Financial. These securities had an amortized cost of $123 million and a fair value of $141 million. The net difference between historic amortized cost and the fair value was accounted for as an increase of $11 million to additional paid-in capital, net of taxes.

The Company also sold fixed maturity securities to an affiliated company during December 2012. These securities had an amortized cost of $27 million and a fair value of $28 million. The net difference between historic amortized cost and the fair value was $1 million and was recorded as a realized investment gain on the Company’s Unaudited Interim Statement of Operations and Comprehensive Income. The Company also sold commercial mortgage loans to an affiliated company during December 2012. These loans had an amortized cost of $27 million and a fair value of $28 million. The net difference between historic amortized cost and the fair value was $1 million and was recorded as a realized investment gain on the Company’s Unaudited Interim Statement of Operations and Comprehensive Income.

During the first quarter of 2013, the Company sold fixed maturity securities to Prudential Financial. These securities had an amortized cost of $91 million and a fair value of $103 million. The net difference between historic amortized cost and the fair value was accounted for as an increase of $8 million to additional paid-in capital, net of taxes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Prudential Annuities Life Assurance Corporation meets the conditions set forth in General Instruction H(1)(a) and (b) on Form 10-Q and is therefore filing this form with the reduced disclosure format.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Prudential Annuities Life Assurance Corporation (“PALAC” or the “Company”), as of March 31, 2013 compared with December 31, 2012, and its results of operations for the three months ended March 31, 2013 and 2012. You should read the following analysis of our financial condition and results of operations in conjunction with the audited Financial Statements, and the “Risk Factors” section included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, the statements under “Forward Looking Statements”, and the Unaudited Interim Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Overview

The Company was established in 1988 and has been a provider of variable annuity contracts for the individual market in the United States. The Company’s products have been sold primarily to individuals to provide for long-term savings and retirement needs and to address the economic impact of premature death, estate planning concerns and supplemental retirement income.

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

Profitability

The Company’s profitability depends principally on its ability to manage risk on insurance and annuity products. Profitability also depends on, among other items, our actuarial and policyholder behavior experience on insurance and annuity products, our ability to retain customer assets, generate and maintain favorable investment results, and to manage expenses. See “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of risks that have materially affected and may affect in the future the Company’s business, results of operations or financial condition, or cause the Company’s actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company.

Products

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

The primary risk exposures of our variable annuity contracts relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including equity market returns, interest rates, market volatility, contractholder longevity/mortality, timing and amount of annuitization and withdrawals, withdrawal efficiency and contract lapses. The return we realize from our variable annuity contracts will vary based on the extent of the differences between our actual experience and the assumptions used in the original pricing of these products. Our returns can also vary due to the impact of affiliated reinsurance, the impact and effectiveness of our hedging programs for any capital markets movements that we may hedge, the impact of that portion of our variable annuity contracts with an asset transfer feature, the impact of risks we have retained and the impact of risks that are not able to be hedged.

Our risk management strategy helps to limit our exposure to certain of these risks primarily through a combination of product design elements, our living benefits hedging program and affiliated reinsurance arrangements. The product design elements we utilize for certain products include, among others, asset allocation restrictions, minimum issuance age requirements, and an asset transfer feature. The objective of the asset transfer feature is to help mitigate our exposure to equity market risk and market volatility by transferring assets between certain variable investment sub-accounts selected by the annuity contractholder and investments that are expected to be more stable (e.g., a bond fund sub-account within the separate account or a fixed-rate account within the general account). The transfers are based on the static mathematical formula used with the particular optional benefit which considers a number of factors, including, but not limited to, the impact of investment performance on the contractholder’s total account value. This occurs at the contractholder level, rather than at the fund level, which we believe enhances our risk mitigation. As of March 31, 2013 approximately $40.4 billion or 82% of total variable annuity account values contain a living benefit feature, compared to approximately $40.0 billion or 82% as of December 31, 2012. As of March 31, 2013 approximately $32.1 billion or 79% of variable annuity account values with living benefit features included an asset transfer feature in the product design, compared to approximately $32.0 billion or 80% as of December 31, 2012.

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

Significant Accounting Policies

For information on the Company’s significant accounting policies, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Management believes the accounting policies relating to the following areas are most dependent on the application of estimates and assumptions and require management’s most difficult, subjective, or complex judgments:

—	Deferred policy acquisition costs (“DAC”) and other costs, including value of business acquired;
—	Valuation of investments, including derivatives, and the recognition of other-than-temporary impairments;
—	Policyholder liabilities;
—	Taxes on income; and
—	Reserves for contingencies, including reserves for losses in connection with unresolved legal matters.

The near-term future equity rate of return assumption used in evaluating DAC and deferred sales inducements (“DSI”) is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns over a period of time and initially adjust future projected equity returns over the next four years (the “near-term”) so that the assets are projected to grow at the long-term expected rate of return for the entire period. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 13%, we use our maximum future rate of return.

The weighted average rate of return assumptions consider many factors including asset durations, asset allocations and other factors. We update the near term equity rate of return and our estimate of total gross profits each quarter to reflect the result of the reversion to the mean approach, which assumes a convergence to the long-term equity expected rate of return. These market performance related adjustments to our estimate of total gross profits result in cumulative adjustments to prior amortization, reflecting the application of the new required rate of amortization to all prior periods’ gross profits. The new required rate of amortization is also applied prospectively to future gross profits in calculating amortization in future periods. As of March 31, 2013, our variable annuities business assumes an 8.0% long-term equity expected rate of return and a near-term mean reversion equity rate of return of 6.8%.

Additional information on our policies related to our critical accounting estimates may also be found in our Annual Report on Form 10-K for the year ended December 31, 2012, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Application of Critical Accounting Estimates.”

Adoption of New Accounting Pronouncements

See Note 2 to our Unaudited Interim Financial Statements for a discussion of newly adopted accounting pronouncements.

Changes in Financial Position

March 31, 2013 versus December 31, 2012

Total assets increased by $0.4 billion, from $52.9 billion at December 31, 2012 to $53.3 billion at March 31, 2013. Separate account assets increased $1.1 billion primarily driven by market appreciation and the impact of the asset transfer feature which moved customer account values from the general account to the separate account due to favorable markets in 2013. DAC and DSI increased by $61 million and $34 million, respectively, primarily resulting from the impact of the mark-to-market of the reinsured embedded derivative liability for living benefits and related hedge positions. Partially offsetting the above increases was a $540 million decrease in reinsurance recoverable related to the reinsured liability for living benefit embedded derivatives, primarily resulting from a decrease in the present value of future expected benefit payments driven by favorable market conditions. Total investments decreased by $259 million, primarily due to contractholder surrenders and the impact of the asset transfer feature which moved customer account values from the general account to the separate account due to favorable markets in 2013.

Total liabilities increased by $0.3 billion, from $51.6 billion at December 31, 2012 to $51.9 billion at March 31, 2013. Separate account liabilities increased by $1.1 billion offsetting the increase in separate accounts assets above. Partially offsetting the above increase was a $559 million decrease in future policy benefits and other policyholder liabilities, primarily driven by a decrease in the liability for living benefit embedded derivatives, as discussed above. Policyholder’s account balance decreased by $312 million, primarily driven by account value run off due to contractholder surrenders and the impact of the asset transfer feature which moved customer account values from the general account to the separate account, as discussed above.

Total equity increased by $0.2 billion from $1.2 billion at December 31, 2012 to $1.4 billion at March 31, 2013, primarily driven by net income.

Results of Operations

2013 versus 2012 Three Month Comparison

Income (Loss) from Operations before Income Taxes

Income from operations before income taxes decreased $334 million from $531 million for the first quarter of 2012 to $197 million for the first quarter of 2013. The decrease was primarily driven by the impact on the amortization of DAC and other costs, and on the reserves for the guaranteed minimum death benefit (“GMDB”) and guaranteed minimum income benefit (“GMIB”) features, of the mark-to-market of the liability for living benefit embedded derivatives and related hedge positions and of changes in the estimated profitability of the business, as discussed in more detail below.

The following table reflects the impact on the amortization of DAC and other costs and on the GMDB/GMIB reserves of the mark-to-market of the liability for living benefit embedded derivatives and related hedge positions, and of changes in the estimated profitability of the business.

	Three Months Ended March 31,

	2013	2012

	($ in millions)
	(1)
Impact of the mark-to-market of the liability for living benefit embedded derivatives and related hedge positions	$143	$382
Impacts of changes in the estimated profitability of the business	(12)	92

Total	$131	$474

(1)	Amounts reflect (charges) or benefits for (increases) or decreases, respectively, in the amortization of DAC and other costs and for GMDB/GMIB reserve (increases) or decreases, respectively.

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

The impact of the mark-to-market of the liability for living benefit embedded derivatives and related hedge positions, primarily relates to changes in the valuation of the reinsured living benefit liabilities related to NPR which we and the reinsurance affiliate believe to be noneconomic, and choose not to hedge. The unfavorable variance was driven by lower NPR losses in the reinsurance affiliate in 2013 compared to 2012, which resulted in lower amortization benefits. Lower NPR losses in the reinsurance affiliate in 2013 were primarily driven by smaller tightening of NPR spreads and a smaller decline in the base embedded derivative liability relative to 2012.

The impacts of changes in the estimated profitability of the business include adjustments to the amortization of DAC and other costs and to GMDB and GMIB reserves for the impacts of market performance and current period experience. The $12 million net charge in the first quarter of 2013 was primarily driven by the negative experience related to the change of the fair value of the hedge target liability and the change in the fair value of the hedge assets primarily in the reinsurance affiliate due to differences in market conditions relative to our assumptions, partially offset by the impact of positive market performance on contractholder accounts relative to our assumptions. For weighted average rate of return assumptions as of March 31, 2013 see “Application of Critical Accounting Estimates” above. The $92 million net benefit in the first quarter of 2012 was primarily driven by the impact of positive market performance on contractholder accounts relative to our assumptions.

Revenues, Benefits and Expenses

Revenues decreased $23 million, primarily driven by a $15 million decrease in net investment income as a result of lower average annuity account values in the general account, primarily resulting from net transfers from the fixed-rate option in the general account to the separate accounts relating to favorable markets and the asset transfer feature.

Benefits and expenses increased $311 million, primarily driven by a lower benefit in DAC amortization of $196 million and an increase in interest credited to policyholders’ account balances of $97 million, which includes DSI amortization. Lower DAC and DSI amortization benefits were related to the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions and the impact of changes in the estimated profitability of the business, as discussed above.

Effective February 25, 2013, the Advanced Series Trust (“AST”) adopted a Rule 12b-1 Plan under the Investment Company Act of 1940 with respect to most of the AST portfolios that are primarily offered through the Company’s variable annuity investment options. Under the Rule 12b-1 Plan, AST pays an affiliate of the Company for distribution and administrative services. Prior to the adoption of the 12b-1 Plan, the Company received an administrative service fee from AST and incurred expenses associated with administration services provided. While we expect the level of revenue and expenses of the Company in 2013 to decline relative to 2012 due to the elimination of the administrative services fee and related expenses, we do not expect a material impact to net income related to AST’s adoption of the Rule 12b-1 Plan.

Income Taxes

The income tax provision amounted to an expense of $50 million and $159 million for the three months ended March 31, 2013 and 2012, respectively. The decrease in income tax expense is primarily driven by the decrease in pre-tax income.

The Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by the Internal Revenue Service (“IRS”) or other taxing authorities. Audit periods remain open for review until the statute of limitations has passed. Generally, for tax years which produce net operating losses, capital losses or tax credit carryforwards (“tax attributes”), the statute of limitations does not close, to the extent of these tax attributes, until the expiration of the statute of limitations for the tax year in which they are fully utilized. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the liability for income taxes. The statute of limitations for the 2004 through 2006 tax years will expire in November 2013, unless extended. The statute of limitations for the 2007 through 2009 tax years will expire in December 2013, unless extended. Tax years 2010 through 2012 are still open for IRS examination.

The Company does not anticipate any significant changes within the next 12 months to its total unrecognized tax benefits related to tax years for which the statute of limitations has not expired.

The dividends received deduction (“DRD”) reduces the amount of dividend income subject to U.S. tax and is a significant component of the difference between the Company’s effective tax rate and the federal statutory tax rate of 35%. The DRD for the current period was estimated using information from 2012, current year results, and was adjusted to take into account the current year’s equity market performance. The actual current year DRD can vary from the estimate based on factors such as, but not limited to, changes in the amount of dividends received that are eligible for the DRD, changes in the amount of distributions received from mutual fund investments, changes in the account balances of variable life and annuity contracts, and the Company’s taxable income before the DRD.

In August 2007, the IRS released Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the DRD related to variable life insurance and annuity contracts. In September 2007, the IRS released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54 and informed taxpayers that the U.S. Treasury Department and the IRS intend to address through new guidance the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts. In May 2010, the IRS issued an Industry Director Directive (“IDD”) confirming that the methodology for calculating the DRD set forth in Revenue Ruling 2007-54 should not be followed. The IDD also confirmed that the IRS guidance issued before Revenue Ruling 2007-54, which guidance the Company relied upon in calculating its DRD, should be used to determine the DRD. For the last several years, the revenue proposals included in the Obama Administration’s budgets included a proposal that would change the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through guidance or legislation, could increase actual tax expense and reduce the Company’s consolidated net income. These activities had no impact on the Company’s 2012 or first quarter 2013 results.

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

Liquidity and Capital Resources

This section supplements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Management monitors the liquidity of Prudential Financial, Prudential Insurance and the Company on a daily basis and projects borrowing and capital needs over a multi-year time horizon through our quarterly planning process. We believe that cash flows from the sources of funds available to us are sufficient to satisfy the current liquidity requirements of Prudential Financial and the Company, including reasonably foreseeable stress scenarios. We have a capital management framework in place that facilitates the allocation of capital and approval of capital uses, and we forecast capital sources and uses on a quarterly basis. Furthermore, we employ a “Capital Protection Framework” to ensure the availability of sufficient capital resources to maintain adequate capitalization and competitive risk-based capital ratios under reasonably foreseeable stress scenarios.

The Dodd-Frank Act may result in the imposition of new capital and liquidity standards, including requirements regarding risk-based capital, leverage, liquidity, stress-testing and other matters. Prudential Financial is currently under consideration by the Financial Stability Oversight Council for a proposed determination that it should be subject to these and other regulatory standards and to supervision by the Board of Governors of the Federal Reserve System under the Dodd Frank Act. For information regarding the potential impact of the Dodd-Frank Act, see “Business—Regulation” and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2012.

On December 11, 2012 and June 29, 2012, the Company paid extraordinary dividends of $160 million and $248 million, respectively, to our ultimate parent, Prudential Financial.

Capital

The Risk Based Capital, or RBC, ratio is a primary measure of the capital adequacy of the Company. RBC is determined by statutory guidelines and formulas that consider among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. RBC is calculated based on statutory financial statements and risk formulas consistent with NAIC, practices. The RBC ratio calculations are intended to assist insurance regulators in measuring the insurer’s solvency and ability to pay future claims. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities, but is available to the public. The RBC ratio is an annual calculation, however, as of March 31, 2013 we estimate that the Company’s RBC ratio exceeds the minimum level required by applicable insurance regulations.

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

Prudential Financial and the Company use captive reinsurance companies to more effectively manage its capital on an economic basis and to enable the aggregation and transfer of risks. In the normal course of business, Prudential Financial provides support to these captives through net worth maintenance agreements and/or guarantees of certain of the captives’ obligations.

We manage certain risks associated with our variable annuity products through arrangements with an affiliated captive reinsurance company. We reinsure variable annuity living benefit guarantees to an affiliated captive reinsurance company, Pruco Re. This enables Prudential Financial to execute its living benefit hedging program within one legal entity, Pruco Re. In order for the Company to claim statutory reserve credit for business ceded to Pruco Re, Pruco Re must collateralize its obligation under the reinsurance agreement. This requirement is satisfied by Pruco Re depositing assets into statutory reserve credit trusts. Reinsurance reserve credit requirements can move materially in either direction due to changes in equity markets and interest rates, actuarial assumptions and other factors. Higher statutory reinsurance credit reserve requirements would require Pruco Re to deposit additional assets in the statutory reserve credit trusts, while lower statutory reinsurance credit reserve requirements would allow assets to be removed from the statutory reserve credit trusts. As of March 31, 2013, the statutory reserve credit trusts required collateral of $1.8 billion, a decrease of $0.2 billion from December 31, 2012. Pruco Re has deposited assets into statutory reserve credit trusts to satisfy this requirement. The decrease was primarily driven by favorable equity markets, partially offset by a decline in long term interest rates.

Liquidity

There have been no material changes to the liquidity position of the Company since December 31, 2012. We continue to believe that cash generated by ongoing operations and the liquidity profile of our assets provide sufficient liquidity under reasonably foreseeable stress scenarios for the Company.

The principal sources of the Company’s cash are certain annuity considerations, investment and fee income, investment maturities as well as internal borrowings. The principal uses of that liquidity include benefits, claims, and payments to policyholders and contractholders in connection with surrenders, withdrawals and net policy loan activity. Other uses of liquidity include commissions, general and administrative expenses, purchases of investments, and payments in connection with financing activities. As discussed above, in March 2010, the Company ceased offering its existing variable annuity products to new investors upon the launch of a new product line by certain affiliates. Therefore, the Company expects to continue to see the overall level of cash flows decrease going forward as the book of business runs off. We use a projection process for cash flows from operations to ensure sufficient liquidity is available to meet projected cash outflows, including claims.

Our liquidity is managed to ensure stable, reliable and cost-effective sources of cash flows to meet all of our obligations. Liquidity is provided by a variety of sources, as described more fully below, including portfolios of liquid assets. Our investment portfolios are integral to the overall liquidity of the Company. We segment our investment portfolios and employ an asset/liability management approach specific to the requirements of each of our product lines. This enhances the discipline applied in managing the liquidity, as well as the interest rate and credit risk profiles, of each portfolio in a manner consistent with the unique characteristics of the product liabilities.

Liquid assets include cash and cash equivalents, short-term investments and fixed maturities that are not designated as held-to-maturity and public equity securities. As of March 31, 2013 and December 31, 2012, the Company had liquid assets of $4.1 billion and $4.3 billion, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $0.1 billion as of March 31, 2013 and December 31, 2012. As of March 31, 2013, $3.7 billion, or 95%, of the fixed maturity investments in company general account portfolios were rated high or highest quality based on NAIC or equivalent rating. The remaining $0.2 billion, or 5%, of these fixed maturity investments were rated other than high or highest quality.

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

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the “Exchange Act”, as amended, as of March 31, 2013. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2013, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1. Legal Proceedings

See Note 6 to the Unaudited Interim Financial Statements under “—Litigation and Regulatory Matters” for a description of material pending litigation and regulatory matters affecting us, and certain risks to our businesses presented by such matters, which is incorporated herein by reference.

Item 1A. Risk Factors

You should carefully consider the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012. These risks could materially affect our business, results of operations or financial condition, or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

PRUDENTIAL ANNUITIES LIFE ASSURANCE CORPORATION

By:	/s/ Yanela C. Frias
Yanela C. Frias
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: May 10, 2013

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