Form 10-Q
period 2013-06-30
PRUDENTIAL ANNUITIES LIFE ASSURANCE CORP/CT
filed 2013-08-13
CIK 881453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

As of August 13, 2013, 25,000 shares of the registrant’s Common Stock (par value $100) consisting of 100 voting shares and 24,900 non-voting shares, were outstanding. As of such date, Prudential Annuities, Inc. formerly known as American Skandia, Inc., an indirect wholly owned subsidiary of Prudential Financial, Inc., a New Jersey corporation, owned all of the registrant’s Common Stock.

Prudential Annuities Life Assurance Corporation meets the conditions set forth in General Instruction (H) (1) (a) and (b) on Form 10-Q and

is therefore filing this Form 10-Q in the reduced disclosure format.

FORWARD LOOKING STATEMENTS

Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Prudential Annuities Life Assurance Corporation. There can be no assurance that future developments affecting Prudential Annuities Life Assurance Corporation will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial markets; (2) the availability and cost of additional debt or equity capital or external financing for our operations; (3) interest rate fluctuations or prolonged periods of low interest rates; (4) the degree to which we choose not to hedge risks, or the potential ineffectiveness or insufficiency of hedging or risk management strategies we do implement, with regard to variable annuity or other product guarantees; (5) any inability to access our credit facilities; (6) reestimates of our reserves for future policy benefits and claims; (7) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates, or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (8) changes in our assumptions related to deferred policy acquisition costs or value of business acquired; (9) changes in our financial strength or credit ratings; (10) investment losses, defaults and counterparty non-performance; (11) competition in our product lines and for personnel; (12) changes in tax law; (13) regulatory or legislative changes, including the Dodd-Frank Wall Street Reform and Consumer Protection Act; (14) inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (15) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities; (16) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (17) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (18) interruption in telecommunication, information technology or other operational systems or failure to maintain the security, confidentiality or privacy of sensitive data on such systems; and (19) changes in statutory or U.S. GAAP accounting principles, practices or policies. Prudential Annuities Life Assurance Corporation does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” herein and in the Annual Report on Form 10-K for the year ended December 31, 2012 for discussion of certain risks relating to our businesses and investment in our securities.

PART I-FINANCIAL INFORMATION

Prudential Annuities Life Assurance Corporation

Unaudited Interim Statements of Financial Position

As of June 30, 2013 and December 31, 2012 (in thousands, except share amounts)

	June 30, 2013	December 31, 2012
ASSETS
Fixed maturities, available-for-sale, at fair value (amortized cost, 2013: $3,491,116; 2012: $3,827,496)	$3,704,512	$4,203,450
Trading account assets, at fair value	7,923	7,916
Equity securities, available-for-sale, at fair value (cost, 2013: $18; 2012: $18)	20	22
Commercial mortgage and other loans, net of valuation allowance	440,433	426,981
Policy loans	12,554	11,957
Short-term investments	247,063	103,761
Other long-term investments	75,916	175,661

Total investments	4,488,421	4,929,748

Cash and cash equivalents	253	266
Deferred policy acquisition costs	1,022,785	906,814
Accrued investment income	39,762	44,656
Reinsurance recoverables	655,240	1,732,969
Value of business acquired	41,614	43,090
Deferred sales inducements	624,650	556,830
Receivables from parent and affiliates	31,263	22,833
Other assets	35,553	16,527
Separate account assets	44,179,734	44,601,720

TOTAL ASSETS	$51,119,275	$52,855,453

LIABILITIES AND EQUITY
LIABILITIES
Policyholders’ account balances	$3,771,878	$4,112,318
Future policy benefits and other policyholder liabilities	1,066,160	2,164,754
Payables to parent and affiliates	63,430	119,504
Cash collateral for loaned securities	37,786	38,976
Income taxes	169,760	65,567
Long-term debt	400,000	400,000
Other liabilities	136,950	108,737
Separate account liabilities	44,179,734	44,601,720

Total Liabilities	49,825,698	51,611,576

Commitments and Contingent Liabilities (See Note 6)

EQUITY
Common stock, $100 par value; 25,000 shares, authorized, issued and outstanding	2,500	2,500
Additional paid-in capital	901,422	893,336
Retained earnings	307,812	200,754
Accumulated other comprehensive income (loss)	81,843	147,287

Total Equity	1,293,577	1,243,877

TOTAL LIABILITIES AND EQUITY	$51,119,275	$52,855,453

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation

Unaudited Interim Statements of Operations and Comprehensive Income

Three and Six Months Ended June 30, 2013 and 2012 (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
REVENUES
Premiums	$8,615	$5,301	$15,108	$11,067
Policy charges and fee income	201,497	199,806	400,361	401,430
Net investment income	58,934	69,177	117,474	143,070
Asset administration fees and other income	57,893	65,974	122,668	133,975
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	-	(1,520)	-	(3,131)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income	-	1,437	-	2,979
Other realized investment gains (losses), net	(43,415)	35,243	(81,511)	(771)

Total realized investment gains (losses), net	(43,415)	35,160	(81,511)	(923)

Total revenues	283,524	375,418	574,100	688,619

BENEFITS AND EXPENSES
Policyholders’ benefits	27,685	41,459	46,303	32,202
Interest credited to policyholders’ account balances	5,313	227,250	14,776	139,795
Amortization of deferred policy acquisition costs	(36,580)	340,993	(71,614)	109,847
General, administrative and other expenses	100,302	106,917	200,445	216,777

Total benefits and expenses	96,720	716,619	189,910	498,621

INCOME FROM OPERATIONS BEFORE INCOME TAXES	186,804	(341,201)	384,190	189,998

Income tax expense (benefit)	43,134	(104,054)	93,132	54,798

NET INCOME (LOSS)	143,670	(237,147)	291,058	135,200

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	-	(23)	(15)	(20)
Net unrealized investment gains (losses):
Unrealized investment gains (losses) for the period	(81,560)	8,946	(92,858)	(4,843)
Reclassification adjustment for (gains) losses included in net income	(5,096)	(6,789)	(7,809)	(13,857)

Net unrealized investment gains (losses)	(86,656)	2,157	(100,667)	(18,700)

Other comprehensive income (loss), before tax:	(86,656)	2,134	(100,682)	(18,720)
Less: Income tax expense (benefit) related to
Foreign currency translation adjustments	-	(8)	(5)	(7)
Net unrealized income (losses)	(30,329)	755	(35,233)	(6,538)

Total	(30,329)	747	(35,238)	(6,545)

Other comprehensive (loss), net of taxes	(56,327)	1,387	(65,444)	(12,175)

COMPREHENSIVE INCOME (LOSS)	$87,343	$(235,760)	$225,614	$123,025

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation

Unaudited Interim Statements of Equity

Six Months Ended June 30, 2013 and 2012 (in thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total equity

Balance, December 31, 2012	$2,500	$893,336	$200,754	$147,287	$1,243,877
Contributed capital (parent/child asset transfer)	-	8,086	-	-	8,086
Distribution to parent	-	-	(184,000)	-	(184,000)
Comprehensive income:
Net income	-	-	291,058	-	291,058
Other comprehensive (loss), net of taxes	-	-	-	(65,444)	(65,444)

Total comprehensive income					225,614

Balance, June 30, 2013	$2,500	$901,422	$307,812	$81,843	$1,293,577

	Common stock	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total equity

Balance, December 31, 2011	$2,500	$882,670	$(25,305)	$160,712	$1,020,577
Contributed capital (parent/child asset transfer)	-	10,666	-	-	10,666
Distribution to parent	-	-	(248,000)	-	(248,000)
Comprehensive income:
Net income	-	-	135,200	-	135,200
Other comprehensive (loss), net of taxes	-	-	-	(12,175)	(12,175)

Total comprehensive income					123,025

Balance, June 30, 2012	$2,500	$893,336	$(138,105)	$148,537	$906,268

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation

Unaudited Interim Statements of Cash Flows

Six Months Ended June 30, 2013 and 2012 (in thousands)

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$291,058	$135,200
Adjustments to reconcile net income to net cash provided by operating activities:
Policy charges and fee income	7,526	5,867
Realized investment losses, net	81,511	923
Depreciation and amortization	10,804	8,024
Interest credited to policyholders’ account balances	14,776	139,795
Change in:
Future policy benefit reserves	139,943	117,159
Accrued investment income	4,894	7,152
Net (payable) receivable to affiliates	(60,530)	(20,850)
Deferred sales inducements	(42,922)	(31,471)
Deferred policy acquisition costs	(74,037)	94,097
Income taxes	135,073	42,047
Reinsurance recoverables	(137,900)	(133,202)
Other, net	(20,991)	(21,369)

Cash flows from operating activities	$349,205	$343,372

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	$712,921	$690,623
Commercial mortgage and other loans	8,767	12,182
Trading account assets	3,596	34,728
Policy loans	171	832
Other long-term investments	1,190	2,805
Short-term investments	1,466,651	1,903,348
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(347,147)	(286,467)
Commercial mortgage and other loans	(41,806)	(26,316)
Trading account assets	(3,163)	(3,506)
Policy loans	(448)	(83)
Other long-term investments	(4,790)	(21,984)
Short-term investments	(1,609,953)	(1,765,403)
Notes receivable from parent and affiliates, net	2,450	6,109
Other, net	24	68

Cash flows from investing activities	$188,463	$546,936

CASH FLOWS (USED IN) FINANCING ACTIVITIES:
Cash collateral for loaned securities	(1,190)	(83,012)
Net increase in short-term borrowing	-	46,115
Drafts outstanding	5,192	(10,904)
Distribution to parent	(184,000)	(248,000)
Contributed capital (parent/child asset transfer)	12,439	16,396
Policyholders’ account balances
Deposits	662,074	591,276
Withdrawals	(1,032,196)	(1,206,395)

Cash flows used in financing activities	$(537,681)	$(894,524)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(13)	(4,216)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	266	8,861

CASH AND CASH EQUIVALENTS, END OF PERIOD	$253	$4,645

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

1.    BUSINESS AND BASIS OF PRESENTATION

Prudential Annuities Life Assurance Corporation (the “Company”, “PALAC”, or “our”), with its principal offices in Shelton, Connecticut, is an indirect wholly-owned subsidiary of Prudential Financial, Inc. (“Prudential Financial”), a New Jersey corporation. The Company is a wholly-owned subsidiary of Prudential Annuities, Inc. (“PAI”), which in turn is an indirect wholly-owned subsidiary of Prudential Financial.

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

Income taxes

The Company determines its interim tax provision using the annual effective tax rate methodology in accordance with the authoritative guidance. The increase in the income tax expense for the six months ended June 30, 2013 and change in effective tax rate was primarily driven by an increase in pre-tax income for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

Adoption of New Accounting Pronouncements

In December 2011 and January 2013, the Financial Accounting Standards Board (“FASB”) issued updated guidance regarding the disclosure of recognized derivative instruments (including bifurcated embedded derivatives), repurchase agreements and securities borrowing/lending transactions that are offset in the statement of financial position or are subject to an enforceable master netting arrangement or similar agreement (irrespective of whether they are offset in the statement of financial position). This new guidance requires an entity to disclose information on both a gross and net basis about instruments and transactions within the scope of this guidance. This new guidance is effective for interim or annual reporting periods beginning on or after January 1, 2013, and should be applied retrospectively for all comparative periods presented. The disclosures required by this guidance are included in Note 5.

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

3.    INVESTMENTS

Fixed Maturities and Equity Securities

The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) as of the dates indicated:

	June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI (3)
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$4,658	$77	$-	$4,735	$-
Obligations of U.S. states and their political subdivisions	96,150	4,675	1,253	99,572	-
Foreign government bonds	30,457	7,232	-	37,689	-
Public utilities	248,897	16,544	3,725	261,716	-
Redeemable preferred stock	-	-	-	-	-
Corporate securities	2,357,358	181,390	15,604	2,523,144	-
Asset-backed securities (1)	182,703	8,286	38	190,951	(1,352)
Commercial mortgage-backed securities	371,503	15,374	5,302	381,575	-
Residential mortgage-backed securities (2)	199,390	6,376	636	205,130	(44)

Total fixed maturities, available-for-sale	$3,491,116	$239,954	$26,558	$3,704,512	$(1,396)

Equity securities, available-for-sale
Common Stocks
Mutual Funds	$18	$2	$-	$20

Total equity securities, available-for-sale	$18	$2	$-	$20

(1)	Includes credit-tranched securities collateralized by sub-prime mortgages, credit cards, education loans, and other asset types.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in “AOCI,” which were not included in earnings. Amount excludes $1.7 million of net unrealized gains on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI (3)
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$4,568	$118	$-	$4,686	$-
Obligations of U.S. states and their political subdivisions	95,107	7,359	350	102,116	-
Foreign government bonds	45,733	9,796	-	55,529	-
Public utilities	253,566	29,554	569	282,551	-
Redeemable preferred stock	2,565	697	-	3,262	-
Corporate securities	2,622,982	283,117	658	2,905,441	-
Asset-backed securities (1)	179,037	8,772	332	187,477	(3,514)
Commercial mortgage-backed securities	369,187	25,725	10	394,902	-
Residential mortgage-backed securities (2)	254,751	12,735	-	267,486	(48)

Total fixed maturities, available-for-sale	$3,827,496	$377,873	$1,919	$4,203,450	$(3,562)

Equity securities, available-for-sale
Common Stocks
Mutual Funds (4)	$18	$4	$-	$22

Total equity securities, available-for-sale	$18	$4	$-	$22

(1)	Includes credit-tranched securities collateralized by sub-prime mortgages, credit cards, education loans, and other asset types.
(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in AOCI, which were not included in earnings. Amount excludes $4.1 million of net unrealized gains on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.
(4)	Prior period has been reclassified to conform to the current period presentation.

The amortized cost and fair value of fixed maturities by contractual maturities at June 30, 2013, are as follows:

	Available-for-Sale
	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$890,150	$913,772
Due after one year through five years	797,842	872,407
Due after five years through ten years	580,012	634,099
Due after ten years	469,516	506,578
Asset-backed securities	182,703	190,951
Commercial mortgage-backed securities	371,503	381,575
Residential mortgage-backed securities	199,390	205,130

Total	$3,491,116	$3,704,512

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

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

The following table depicts the sources of fixed maturity proceeds and related gross investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Fixed maturities, available-for-sale
Proceeds from sales	$6,501	$33,498	$121,428	$316,818
Proceeds from maturities/repayments	386,663	224,664	593,078	373,805
Gross investment gains from sales, prepayments, and maturities	4,093	6,894	6,885	14,032
Gross investment losses from sales and maturities	(17)	(23)	(97)	(24)

Equity securities, available-for-sale
Proceeds from sales	$-	$-	$1	$-
Proceeds from maturities/repayments	-	-	-	-
Gross investment gains from sales, prepayments, and maturities	(1)	-	-	-
Gross investment losses from sales and maturities	-	-	-	-

Fixed maturity and equity security impairments
Net writedowns for other-than-temporary impairment losses on fixed maturities recognized in earnings (1)	$-	$(83)	$-	$(152)
Writedowns for impairments on equity securities	-	-	-	-

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

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

	Three Months Ended June 30,	Six Months Ended June 30,
	2013	2013
	(in thousands)
Balance, beginning of period	$1,726	$3,381
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(5)	(1,619)
Credit loss impairments previously recognized on securities impaired to fair value during the period	-	-
Credit loss impairment recognized in the current period on securities not previously impaired	-	-
Additional credit loss impairments recognized in the current period on securities previously impaired	-	-
Increases due to the passage of time on previously recorded credit losses	28	55
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	-	(68)

Balance, end of period	$1,749	$1,749

	Three Months Ended June 30,	Six Months Ended June 30,
	2012	2012
	(in thousands)
Balance, beginning of period	$3,482	$3,542
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(113)	(131)
Credit loss impairments previously recognized on securities impaired to fair value during the period	-	-
Credit loss impairment recognized in the current period on securities not previously impaired	-	-
Additional credit loss impairments recognized in the current period on securities previously impaired	83	152
Increases due to the passage of time on previously recorded credit losses	28	51
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(93)	(227)

Balance, end of period	$3,387	$3,387

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

Trading Account Assets

The following table sets forth the composition of the Company’s “trading account assets” as of the dates indicated:

	June 30, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities	$1,992	$2,006	$1,973	$2,022
Equity securities	4,844	5,917	5,217	5,894

Total trading account assets	$6,836	$7,923	$7,190	$7,916

The net change in unrealized gains and losses from trading account assets still held at period end, recorded within “Asset administration fees and other income” was $0.1 million and $0.5 million of losses during the three months ended June 30, 2013 and 2012, respectively, and $0.4 million gain and $0.5 million loss during the six months ended June 30, 2013 and 2012, respectively.

Commercial Mortgage and Other Loans

The Company’s commercial mortgage and other loans are comprised as follows, as of the dates indicated:

	June 30, 2013		December 31, 2012
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage and other loans by property type:
Office	$41,505	9.4%	$59,074	13.8%
Retail	73,113	16.6	71,546	16.7
Apartments/Multi-Family	141,170	32.1	120,066	28.0
Industrial	118,515	27.0	114,619	26.7
Hospitality	5,155	1.2	4,621	1.1
Other	10,687	2.4	9,206	2.0

Total commercial mortgage loans	390,145	88.8	379,132	88.3
Agricultural property loans	49,357	11.2	50,026	11.7

Total commercial and agricultural mortgage loans by property type	439,502	100.0%	429,158	100.0%

Valuation allowance	(1,809)		(2,177)

Total net commercial and agricultural mortgage loans by property type	437,693		426,981

Other Loans
Uncollateralized loans	2,740		-

Total other loans	2,740		-
Valuation Allowance	-		-

Total net other loans	2,740		-

Total commercial mortgage and other loans	$440,433		$426,981

The commercial mortgage and agricultural property loans are geographically dispersed throughout the United States, Canada and Asia with the largest concentrations in California (16%), New York (10%), and Ohio (11%) at June 30, 2013.

Activity in the allowance for losses for all commercial mortgage and other loans, as of the dates indicated, is as follows:

	June 30, 2013	December 31, 2012

	(in thousands)
Allowance for losses, beginning of year	$2,177	$1,501
Addition to / (release of) allowance for losses	(368)	676

Total ending balance (1)	$1,809	$2,177

(1)	Agricultural loans represent $0.2 million of the ending allowance at both June 30, 2013 and December 31, 2012.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans as of the dates indicated:

	June 30, 2013	December 31, 2012

	Total Loans
	(in thousands)
Allowance for Credit Losses:
Ending balance: individually evaluated for impairment (1)	$-	$-
Ending balance: collectively evaluated for impairment (2)	1,809	2,177

Total ending balance	$1,809	$2,177

Recorded Investment (3):
Ending balance gross of reserves: individually evaluated for impairment (1)	$-	$-
Ending balance gross of reserves: collectively evaluated for impairment (2)	442,242	429,158

Total ending balance, gross of reserves	$442,242	$429,158

(1)	There were no agricultural or uncollateralized loans individually evaluated for impairments at June 30, 2013 and December 31, 2012.
(2)	Agricultural loans collectively evaluated for impairment had a recorded investment of $49 million and $50 at June 30, 2013 and December 31, 2012, and a related allowance of $0.2 million for both periods. Uncollateralized loans collectively evaluated for impairment had a recorded investment of $3 million at June 30, 2013 and $0 million at December 31, 2012, respectively, and no related allowance for both periods.
(3)	Recorded investment reflects the balance sheet carrying value gross of related allowance.

Impaired loans include those loans for which it is probable that all amounts due will not be collected according to the contractual terms of the loan agreement. As shown in the table above, there were no impaired commercial mortgage and other loans identified in management’s specific review of probable loan losses and related allowance at June 30, 2013 and December 31, 2012. The average recorded investment in impaired loans with an allowance recorded, before the allowance for losses, was $0 million at both June 30, 2013 and December 31, 2012.

There was no net investment income recognized on these loans for both the periods ended June 30, 2013 and December 31, 2012. See Note 2 for information regarding the Company’s accounting policies for non-performing loans.

Impaired commercial mortgage and other loans with no allowance for losses are loans in which the fair value of the collateral or the net present value of the loans’ expected future cash flows equals or exceeds the recorded investment. The Company had no such loans at June 30, 2013 and December 31, 2012. See Note 2 for information regarding the Company’s accounting policies for non-performing loans.

As described in Note 2, loan-to-value and debt service coverage ratios are measures commonly used to assess the quality of commercial mortgage and other loans. As of June 30, 2013 and December 31, 2012, 87% of the $440 million recorded investment and 85% of the $429 million recorded investment, respectively, had a loan-to-value ratio of less than 80%. As of June 30, 2013 and December 31, 2012, 95% and 96% of the recorded investment had a debt service coverage ratio of 1.0X or greater. As of June 30, 2013 and December 31, 2012, approximately 5% or $21 million and 4% or $17 million, respectively, of the recorded investment had a loan-to-value ratio greater than 100% or debt service coverage ratio less than 1.0X, reflecting loans where the mortgage amount exceeds the collateral value or where current debt payments are greater than income from property operations; none of which related to agricultural or uncollateralized loans. There were no nonaccrual loans as of June 30, 2013.

As of June 30, 2013 and December 31, 2012, all commercial mortgage and other loans were in current status. The Company defines current in its aging of past due commercial mortgage and agricultural loans as less than 30 days past due.

There were no commercial mortgage and other loans in nonaccrual status as of June 30, 2013 and December 31, 2012. Nonaccrual loans are those on which the accrual of interest has been suspended after the loans become 90 days delinquent as to principal or interest payments, or earlier when the Company has doubts about collectability and loans for which a loan specific reserve has been established. See Note 2 for further discussion regarding non-accrual status loans.

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

As of June 30, 2013, the Company has not committed to provide additional funds to borrowers that have been involved in a troubled debt restructuring.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

Net Investment Income

Net investment income for the three and six months ended June 30, 2013 and June 30, 2012 was from the following sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Fixed maturities, available-for-sale	$49,240	$63,357	$102,534	$130,979
Equity securities, available-for-sale	-	7	-	7
Trading account assets	29	370	61	814
Commercial mortgage and other loans	10,274	6,892	16,403	13,714
Policy loans	225	220	339	351
Short-term investments and cash equivalents	96	163	179	363
Other long-term investments	739	177	1,429	915

Gross investment income	60,603	71,186	120,945	147,143
Less investment expenses	(1,669)	(2,009)	(3,471)	(4,073)

Net investment income	$58,934	$69,177	$117,474	$143,070

Realized Investment Gains (Losses), Net

Realized investment gains (losses), net, for the three and six months ended June 30, 2013 and June 30, 2012, were from the following sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Fixed maturities	$5,096	$6,790	$7,808	$13,857
Equity securities	-	-	1	-
Commercial mortgage and other loans	330	451	368	(105)
Derivatives	(48,839)	27,919	(89,665)	(14,675)
Other	(2)	-	(23)	-

Realized investment gains (losses), net	$(43,415)	$35,160	$(81,511)	$(923)

Accumulated Other Comprehensive Income (Loss)

The balance of and changes in each component of “Accumulated other comprehensive income (loss)” for the six months ended June 30, 2013 and 2012 are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses) (1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2012	$7	$147,280	$147,287
Change in other comprehensive income before reclassifications	(15)	(92,858)	(92,873)
Amounts reclassified from AOCI	-	(7,809)	(7,809)
Income tax benefit (expense)	5	35,233	35,238

Balance, June 30, 2013	$(3)	$81,846	$81,843

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses) (1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2011	$-	$160,712	$160,712
Change in component during period (2)	(13)	(12,162)	(12,175)

Balance, June 30, 2012	$(13)	$148,550	$148,537

(1)	Includes cash flow hedges of ($1) million and ($3) million as of June 30, 2013 and December 31, 2012, respectively, and $0 million and ($1) million as of June 30, 2012 and December 31, 2011, respectively.
(2)	All amounts are shown net of taxes.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

Reclassifications out of Accumulated Other Comprehensive Income (Loss) (“AOCI”)

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
	(in thousands)
Amounts reclassified from AOCI (1)(2):

Net unrealized investment gains (losses):
Cash flow hedges—Currency/Interest rate (3)	$11	$(18)
Net unrealized investment gains (losses) on available-for-sale securities	5,085	7,827

Total net unrealized investment gains (losses) (4)	5,096	7,809

Total reclassifications for the period	$5,096	$7,809

(1)	All amounts are shown before tax.
(2)	Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.
(3)	See Note 5 for additional information on cash flow hedges.
(4)	See table below for additional information on unrealized investment gains (losses), including the impact on deferred policy acquisition and other costs, future policy benefits and policyholders’ dividends.

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

Net Unrealized Investment Gains and Losses on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs, Deferred Sales Inducements and Valuation of Business Acquired	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2012	$545	$(214)	$(100)	$231
Net investment (losses) gains on investments arising during the period	562	-	(197)	365
Reclassification adjustment for gains (losses) included in net income	(762)	-	267	(495)
Impact of net unrealized investment (losses) gains on deferred policy acquisition costs, deferred sales inducements and valuation of business acquired	-	86	(30)	56

Balance, June 30, 2013	$345	$(128)	$(60)	$157

All Other Net Unrealized Investment Gains and Losses in AOCI

	Net Unrealized Gains/(Losses) on Investments (1)	Deferred Policy Acquisition Costs, Deferred Sales Inducements and Valuation of Business Acquired	Future Policy Benefits	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2012	$376,777	$(147,089)	$(2,164)	$(80,468)	$147,056
Net investment gains (losses) on investments arising during the period	(154,012)	-	-	53,905	(100,107)
Reclassification adjustment for (losses) gains included in net income	(7,047)	-	-	2,467	(4,580)
Impact of net unrealized investment (losses) gains on deferred policy acquisition costs, deferred sales inducements and valuation of business acquired	-	68,555	-	(23,993)	44,562
Impact of net unrealized investment (gains) losses on future policy benefits	-	-	(8,049)	2,804	(5,245)

Balance, June 30, 2013	$215,718	$(78,534)	$(10,213)	$(45,285)	$81,686

(1)	Includes cash flow hedges. See Note 5 for additional discussion of our cash flow hedges.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

The table below presents net unrealized gains (losses) on investments by asset class as of the dates indicated:

	June 30, 2013	December 31, 2012

	(in thousands)
Fixed maturity securities on which an OTTI loss has been recognized	$345	$545
Fixed maturity securities, available-for-sale—all other	213,051	375,409
Equity securities, available-for-sale	2	4
Affiliated notes	3,460	4,386
Derivatives designated as cash flow hedges (1)	(725)	(3,068)
Other investments	(70)	46

Unrealized gains (losses) on investments and derivatives	$216,063	$377,322

(1)	See Note 5 for more information on cash flow hedges.

Duration of Gross Unrealized Loss Positions for Fixed Maturities and Equity Securities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities and equity securities have been in a continuous unrealized loss position, as of the dates indicated:

	June 30, 2013
	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale
Obligations of U.S. States and their political subdivisions	$12,180	$1,253	$-	$-	$12,180	$1,253
Corporate securities	426,185	18,493	5,560	836	431,745	19,329
Commercial mortgage-backed securities	61,307	5,302	118	-	61,425	5,302
Asset-backed securities	15,054	38	-	-	15,054	38
Residential mortgage-backed securities	43,304	636	-	-	43,304	636

Total	$558,030	$25,722	$5,678	$836	$563,708	$26,558

Equity securities, available-for-sale	$-	$-	$-	$-	$-	$-

	December 31, 2012
	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale
Obligations of U.S. States and their political subdivisions	$7,090	$350	$-	$-	$7,090	$350
Corporate securities	35,248	897	14,867	330	50,115	1,227
Commercial mortgage-backed securities	3,326	10	-	-	3,326	10
Asset-backed securities	13,817	42	2,994	290	16,811	332
Residential mortgage-backed securities	-	-	-	-	-	-

Total	$59,481	$1,299	$17,861	$620	$77,342	$1,919

Equity securities, available-for-sale	$-	$-	$-	$-	$-	$-

The gross unrealized losses, related to fixed maturities at June 30, 2013 and December 31, 2012, are composed of $24.6 million and $1.6 million, respectively, related to high or highest quality securities based on National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $1.9 million and $0.3 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. At June 30, 2013, none of the gross unrealized losses represented declines in value of greater than 20%, which is consistent with that at December 31, 2012, that represented declines in value of greater than 20%. At June 30, 2013 and December 31, 2012, respectively, the $0.8 million and $0.6 million of gross unrealized losses of twelve months or more were concentrated in asset backed securities and the service and manufacturing sectors of the Company’s corporate securities.

In accordance with its policy described in Note 2, the Company concluded that an adjustment to earnings for other-than-temporary impairments for these securities was not warranted at June 30, 2013 or December 31, 2012. These conclusions are based on a detailed analysis of the underlying credit and cash flows on each security. The gross unrealized losses are primarily attributable to credit spread widening and increased liquidity discounts. At June 30, 2013, the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before the anticipated recovery of its remaining amortized cost basis.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

At June 30, 2013 and December 31, 2012, there were no gross unrealized losses, related to equity securities.

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

	As of June 30, 2013
	Level 1	Level 2	Level 3	Netting (2)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S Treasury securities and obligations of U.S. government authorities and agencies	$-	$4,735	$-	$-	$4,735
Obligations of U.S. states and their political subdivisions	-	99,572	-	-	99,572
Foreign government bonds	-	37,689	-	-	37,689
Corporate securities	-	2,688,668	96,192	-	2,784,860
Asset-backed securities	-	104,865	86,086	-	190,951
Commercial mortgage-backed securities	-	381,575	-	-	381,575
Residential mortgage-backed securities	-	205,130	-	-	205,130

Sub-total	-	3,522,234	182,278	-	3,704,512
Trading account assets:
Asset-backed securities	-	2,006	-	-	2,006
Equity securities	5,638	-	279	-	5,917

Sub-total	5,638	2,006	279	-	7,923

Equity securities, available-for-sale	-	20	-	-	20
Short-term investments	245,804	1,259	-	-	247,063
Cash equivalents	1	-	-	-	1
Other long-term investments	-	105,439	407	(75,568)	30,278
Reinsurance recoverables	-	-	654,058	-	654,058
Receivables from parent and affiliates	-	19,706	5,250	-	24,956

Sub-total excluding separate account assets	251,443	3,650,664	842,272	(75,568)	4,668,811

Separate account assets (1)	124,735	44,054,999	-	-	44,179,734

Total assets	$376,178	$47,705,663	$842,272	$(75,568)	$48,848,545

Future policy benefits	$-	$-	$669,989	$-	$669,989
Other liabilities	-	75,568	-	(75,568)	-

Total liabilities	$-	$75,568	$669,989	$(75,568)	$669,989

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

	As of December 31, 2012
	Level 1	Level 2	Level 3	Netting (2)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S Treasury securities and obligations of U.S. government authorities and agencies	$-	$4,686	$-	$-	$4,686
Obligations of U.S. states and their political subdivisions	-	102,116	-	-	102,116
Foreign government securities	-	55,529	-	-	55,529
Corporate securities	-	3,095,699	95,555	-	3,191,254
Asset-backed securities	-	118,179	69,298	-	187,477
Commercial mortgage-backed securities	-	394,902	-	-	394,902
Residential mortgage-backed securities	-	267,486	-	-	267,486

Sub-total	-	4,038,597	164,853	-	4,203,450
Trading account assets:
Asset-backed securities	-	2,022	-	-	2,022
Equity securities	5,687	-	207	-	5,894

Sub-total	5,687	2,022	207	-	7,916

Equity securities, available-for-sale	-	22	-	-	22
Short-term investments	103,761	-	-	-	103,761
Cash equivalents	-	-	-	-	-
Other long-term investments	-	173,348	1,054	(42,351)	132,051
Reinsurance recoverables	-	-	1,732,094	-	1,732,094
Receivables from parent and affiliates	-	20,632	1,995	-	22,627

Sub-total excluding separate account assets	109,448	4,234,621	1,900,203	(42,351)	6,201,921

Separate account assets (1)	122,142	44,479,578	-	-	44,601,720

Total assets	$231,590	$48,714,199	$1,900,203	$(42,351)	$50,803,641

Future policy benefits	$-	$-	$1,793,137	$-	$1,793,137
Other liabilities	-	42,351	-	(42,351)	-

Total liabilities	$-	$42,351	$1,793,137	$(42,351)	$1,793,137

(1)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Statements of Financial Position.
(2)	“Netting” amounts represent the impact of offsetting asset and liability positions held with the same counterparty.

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

Internally-developed valuations or indicative broker quotes are also used to determine fair value in circumstances where vendor pricing is not available, or where the Company ultimately concludes that pricing information received from the independent pricing service is not reflective of market activity. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may over-ride the information with an internally developed valuation. As of June 30, 2013 and December 31, 2012 over-rides on a net basis were not material. Pricing service over-rides, internally developed valuations and indicative broker quotes are generally included in Level 3 in the fair value hierarchy.

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

The Company’s cleared interest rate swaps and credit derivatives linked to an index are valued using models that utilize actively quoted or observable market inputs obtained from external market data providers, third-party pricing vendors, and/or recent trading activity. These derivatives are classified as Level 2 in the fair value hierarchy.

To reflect the market’s perception of its own and the counterparty’s non-performance risk, the Company incorporates additional spreads over London Interbank Offered Rate (“LIBOR”) into the discount rate used in determining the fair value of OTC derivative assets and liabilities that are not otherwise collateralized.

Derivatives classified as Level 3 include structured products. These derivatives are valued based upon models (such as Monte Carlo simulation models and other techniques) with some significant unobservable market inputs or inputs (e.g. interest rates, equity indices, dividend yields, etc.) from less actively traded markets (e.g. model-specific input values, including volatility parameters, etc.). Level 3 methodologies are validated through periodic comparison of the Company’s fair values to broker-dealer values. As of June 30, 2013 and December 31, 2012, there were derivatives with the fair value of $19 thousand and $739 thousand, respectively, classified within Level 3, and all other derivatives were classified within Level 2. See Note 5 for more details on the fair value of derivative instruments by primary underlying.

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

Receivables from Parent and Affiliates – Receivables from Parent and Affiliates carried at fair value include affiliated bonds within our legal entity whose fair value are determined consistent with similar securities described above under “Fixed Maturity Securities” managed by affiliated asset managers.

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

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

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

Transfers between Levels 1 and 2 – There were no transfers between Levels 1 and 2 for the three and six months ended June 30, 2013. During the three and six months ended June 30, 2012, $3.2 million of equity securities, available for sale, transferred from Level 1 to Level 2. The assets that transferred were mutual funds that were priced on a net asset value. This transfer was the result of an ongoing monitoring assessment of pricing inputs to ensure appropriateness of the level classification in the fair value hierarchy. Transfers between levels are generally reported at the values as of the beginning of the period in which the transfers occur.

Level 3 Assets and Liabilities by Price Source – The tables below present the balances of Level 3 assets and liabilities measured at fair value with their corresponding pricing sources.

	As of June 30, 2013
	Internal (1)	External (2)	Total
	(in thousands)
Corporate securities	$89,564	$6,628	$96,192
Asset-backed securities	-	86,086	86,086
Commercial mortgage-backed securities	-	-	-
Equity securities	-	279	279
Other long-term Investments	19	388	407
Reinsurance recoverables	654,058	-	654,058
Receivables from parent and affiliates	-	5,250	5,250

Total assets	$743,641	$98,631	$842,272

Future policy benefits	669,989	-	669,989

Total liabilities	$669,989	$-	$669,989

	As of December 31, 2012
	Internal (1)	External (2)	Total
	(in thousands)
Corporate securities	$92,263	$3,292	$95,555
Asset-backed securities	-	69,298	69,298
Equity securities	-	207	207
Other long-term Investments	739	315	1,054
Reinsurance recoverables	1,732,094	-	1,732,094
Receivables from parent and affiliates	-	1,995	1,995

Total assets	$1,825,096	$75,107	$1,900,203

Future policy benefits	1,793,137	-	1,793,137

Total liabilities	$1,793,137	$-	$1,793,137

(1)	Represents valuations which could incorporate internally-derived and market inputs. See below for additional information related to internally-developed valuation for significant items in the above table.
(2)	Represents unadjusted prices from independent pricing services and independent non-binding broker quotes where pricing inputs are not readily available.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

Quantitative Information Regarding Internally Priced Level 3 Assets and Liabilities – The tables below present quantitative information on significant internally priced Level 3 assets and liabilities.

	As of June 30, 2013
	Fair Value	Primary Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value (1)
	(in thousands)
Assets:

Corporate securities	$89,564	Discounted cash flow	Discount rate	3.97%	15.00%	4.32%	Decrease
Reinsurance recoverables	$654,058	Fair values are determined in the same manner as future policy benefits
Liabilities:

Future policy benefits (2)	$669,989	Discounted cash flow	Lapse rate (3)	0%	14%		Decrease

			NPR spread (4)	0.11%	1.59%		Decrease
			Utilization rate (5)	70%	94%		Increase
			Withdrawal rate (6)	85%	100%		Increase
			Mortality rate (7)	0%	13%		Decrease
			Equity Volatility curve	18%	33%		Increase

	As of December 31, 2012
	Fair Value	Primary Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value (1)
	(in thousands)
Assets:

Corporate securities	$92,263	Discounted cash flow	Discount rate	3.27%	17.50%	3.74%	Decrease
		Cap at call price	Call price	100.00%	100.00%		Increase
Reinsurance recoverables	$1,732,094	Fair values are determined in the same manner as future policy benefits
Liabilities:

Future policy benefits (2)	$1,793,137	Discounted cash flow	Lapse rate (3)	0%	14%		Decrease

			NPR spread (4)	0.20%	1.60%		Decrease
			Utilization rate (5)	70%	94%		Increase
			Withdrawal rate (6)	85%	100%		Increase
			Mortality rate (7)	0%	13%		Decrease
			Equity Volatility curve	19%	34%		Increase

(1)	Conversely, the impact of a decrease in input would have the opposite impact for the fair value as that presented in the table.
(2)	Future policy benefits primarily represent general account liabilities for the optional living benefit features of the Company’s variable annuity contracts which are accounted for as embedded derivatives. Since the valuation methodology for these liabilities uses a range of inputs that vary at the contract level over the cash flow projection period, presenting a range, rather than weighted average, is a more meaningful representation of the unobservable inputs used in the valuation.
(3)	Base lapse rates are adjusted at the contract level based on a comparison of the actuarially calculated guaranteed amount and the current contractholder account value as well as other factors, such as the applicability of any surrender charges. A dynamic lapse adjustment reduces the base lapse rate when the guaranteed amount is greater than the account value, as in-the-money contracts are less likely to lapse. Lapse rates are also generally assumed to be lower for the period where surrender charges apply.
(4)	To reflect NPR, the Company incorporates an additional spread over LIBOR into the discount rate used in the valuation of individual living benefit contracts in a liability position and generally not to those in a contra-liability position. In determining the NPR spread, the Company reflects the financial strength ratings of the Company as these are insurance liabilities and senior to debt. The additional spread over LIBOR is determined by utilizing the credit spreads associated with issuing funding agreements adjusted for any illiquidity risk premium.
(5)	The utilization rate assumption estimates the percentage of contracts that will utilize the benefit during the contract duration, and begin lifetime withdrawals at various time intervals from contract inception. The remaining contractholders are assumed to either begin lifetime withdrawals immediately or never utilize the benefit. These assumptions vary based on the product type, the age of the contractholder, and the age of the contract. The impact of changes in these assumptions is highly dependent on the contract type and age of the contractholder at the time of the sale and the timing of the first lifetime income withdrawal.
(6)	The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. The fair value of the liability will generally increase the closer the withdrawal rate is to 100%.
(7)	Range reflects the mortality rate for the vast majority of business with living benefits, with contractholders ranging from 35 to 90 years old. While the majority of living benefits have a minimum age requirement, certain benefits do not have an age restriction. This results in contractholders for certain benefits with mortality rates approaching 0%. Based on historical experience, the Company applies a set of age and duration specific mortality rate adjustments compared to standard industry tables. A mortality improvement assumption is also incorporated into the overall mortality table.

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

Corporate Securities – The rate used to discount future cash flows reflects current risk-free rates plus credit and liquidity spread requirements that market participants would use to value an asset. The discount rate may be influenced by many factors, including market cycles, expectations of default, collateral, term, and asset complexity. Each of these factors can influence discount rates, either in isolation, or in response to other factors.

Future Policy Benefits – The unobservable contractholder behavior inputs related to the liability for the optional living benefit features of the Company’s variable annuity contracts included in future policy benefits are generally based on a long-term view of historical experience. While experience for these products is still emerging, the Company expects efficient benefit utilization and withdrawal rates to generally be correlated with lapse rates. However, contractholder behavior is generally highly dependent on the facts and circumstances surrounding the individual contractholder, such as their liquidity needs or tax situation, which could drive lapse behavior independent of other contractholder behavior assumptions. The dynamic lapse adjustment assumes lower lapses when the guaranteed amount is greater than the account value, as in-the-money contracts are less likely to lapse. Therefore, to the extent more efficient contractholder behavior results in greater in-the-moneyness at the contract level, the dynamic lapse function will reduce lapse rates for those contracts. Similarly, to the extent that increases in equity volatility are correlated with overall declines in the capital markets, the dynamic lapse function will lower overall lapse rates as contracts become more in-the-money.

Valuation Process for Fair Value Measurements Categorized within Level 3 – The Company has established an internal control infrastructure over the valuation of financial instruments that requires ongoing oversight by its various Business Groups. These management control functions are segregated from the trading and investing functions. For invested assets, the Company has established oversight teams, often in the form of Pricing Committees within each asset management group. The teams, which typically include representation from investment, accounting, operations, legal and other disciplines are responsible for overseeing and monitoring the pricing of the Company’s investments and performing periodic due diligence reviews of independent pricing services. An actuarial valuation team oversees the valuation of optional living benefit features of the Company’s variable annuity contracts.

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

	Three Months Ended June 30, 2013
	Fixed Maturities Available-For-Sale

	Corporate Securities	Asset- Backed Securities	Commercial Mortgage- Backed	Trading Account Assets - Equity Securities	Other Long Term Investments
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$95,575	$72,740	$9,106	$267	$463
Included in earnings:
Realized investment gains (losses), net	45	-	1	-	(97)
Asset management fees and other income	-	-	-	12	4
Included in other comprehensive income (loss)	(3,789)	(151)	-	-	-
Net investment income	1,176	181	-	-	-
Purchases	643	18,922	-	-	37
Sales	-	-	-	-	-
Issuances	-	-	-	-	-
Settlements	(2,434)	(5,606)	-	-	-
Transfers into Level 3 (1)	4,976	-	-	-	-
Transfers out of Level 3 (1)	-	-	(9,107)	-	-

Fair Value, end of period assets/(liabilities)	$96,192	$86,086	$-	$279	$407

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$-	$-	$-	$-	$(97)
Asset management fees and other income	$-	$-	$-	$11	$4

	Three Months Ended June 30, 2013
	Reinsurance Recoverables	Receivables from parent and affiliates	Future Policy Benefits
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$1,191,409	$2,000	$(1,230,323)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(596,967)	-	622,798
Asset management fees and other income	-	-	-
Included in other comprehensive income (loss)	-	(4)	-
Net investment income	-	-	-
Purchases	59,616	3,254	-
Sales	-	-	-
Issuances	-	-	(62,464)
Settlements	-	-	-
Transfers into Level 3 (1)	-	-	-
Transfers out of Level 3 (1)	-	-	-

Fair Value, end of period assets/(liabilities)	$654,058	$5,250	$(669,989)

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$(588,372)	$-	$614,035
Asset management fees and other income	$-	$-	$-

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

	Six Months Ended June 30, 2013
	Fixed Maturities Available-For-Sale

	Corporate Securities	Asset- Backed Securities	Commercial Mortgage- Backed	Trading Account Assets - Equity Securities	Other Long Term Investments
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$95,555	$69,298	$-	$207	$1,054
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	49	-	-	-	(721)
Asset management fees and other income	-	-	-	72	37
Included in other comprehensive income (loss)	(4,060)	11	17	-	-
Net investment income	2,330	316	-	-	-
Purchases	1,243	25,980	9,090	-	37
Sales	-	-	-	-	-
Issuances	-	-	-	-	-
Settlements	(3,901)	(9,519)	-	-	-
Transfers into Level 3 (1)	4,976	-	-	-	-
Transfers out of Level 3 (1)	-	-	(9,107)	-	-

Fair Value, end of period assets/(liabilities)	$96,192	$86,086	$-	$279	$407

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$-	$-	$-	$-	$(721)
Asset management fees and other income	$-	$-	$-	$72	$37

	Six Months Ended June 30, 2013
	Reinsurance Recoverables	Receivables from parent and affiliates	Future Policy Benefits
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$1,732,094	$1,995	$(1,793,136)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(1,195,788)	-	1,246,584
Asset management fees and other income	-	-	-
Included in other comprehensive income (loss)	-	1	-
Net investment income	-	-	-
Purchases	117,752	3,254	-
Sales	-	-	-
Issuances	-	-	(123,437)
Settlements	-	-	-
Transfers into Level 3 (1)	-	-	-
Transfers out of Level 3 (1)	-	-	-

Fair Value, end of period assets/(liabilities)	$654,058	$5,250	$(669,989)

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$(1,173,117)	$-	$1,223,615
Asset management fees and other income	$-	$-	$-

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended June 30, 2012

	Fixed Maturities Available-For- Sale - Corporate Securities	Fixed Maturities Available-For- Sale - Asset Backed Securities	Other Trading Securities - Equity Unaffiliated	Other Long-Term Investments	Reinsurance Recoverables
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$103,130	$46,700	$201	$256	$1,205,262
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	2	-	-	-	500,397
Asset management fees and other income	-	-	(4)	(11)	-
Included in other comprehensive income (loss)	1,596	91	-	-	-
Net investment income	1,149	193	-	-	-
Purchases	2,775	7,500	-	60	55,615
Sales	(29)	-	-	-	-
Issuances	(2,775)	-	-	-	-
Settlements	(1,697)	(2,718)	-	-	-
Transfers into Level 3 (1)	1	-	-	-	-
Transfers out of Level 3 (1)	(11,691)	-	-	-	-

Fair Value, end of period assets/(liabilities)	$92,461	$51,766	$197	$305	$1,761,274

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$-	$-	$-	$874	$513,151
Asset management fees and other income	$-	$-	$(5)	$(11)	$-

	Three Months Ended June 30, 2012
	Future Policy Benefits
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$(1,220,550)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(516,861)
Asset management fees and other income	-
Included in other comprehensive income (loss)	-
Net investment income	-
Purchases	-
Sales	-
Issuances	(58,304)
Settlements	-
Transfers into Level 3 (1)	-
Transfers out of Level 3 (1)	-

Fair Value, end of period assets/(liabilities)	$(1,795,715)

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$(529,720)

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

	Six Months Ended June 30, 2012

	Fixed Maturities Available-For-Sale - Corporate Securities	Fixed Maturities Available-For- Sale - Asset Backed Securities	Trading Account Assets - Equity Securities	Other Long- Term Investments	Reinsurance Recoverable
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$89,658	$48,563	$203	$1,213	$1,747,757
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	9	-	-	(977)	(97,855)
Asset management fees and other income	-	-	(6)	2	-
Included in other comprehensive income (loss)	740	953	-	-	-
Net investment income	2,377	351	-	-	-
Purchases	5,400	7,500	-	60	111,372
Sales	(29)	-	-	-	-
Issuances	-	-	-	-	-
Settlements	(5,995)	(5,601)	-	7	-
Transfers into Level 3 (1)	11,992	-	-	-	-
Transfers out of Level 3 (1)	(11,691)	-	-	-	-

Fair Value, end of period assets/(liabilities)	$92,461	$51,766	$197	$305	$1,761,274

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$-	$-	$-	$-	$(71,947)
Asset management fees and other income	$-	$-	$(6)	$2	$-

	Six Months Ended June 30, 2012
	Future Policy Benefits
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$(1,783,595)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	104,631
Asset management fees and other income	-
Included in other comprehensive income (loss)	-
Net investment income	-
Purchases	-
Sales	-
Issuances	(116,751)
Settlements	-
Transfers into Level 3 (1)	-
Transfers out of Level 3 (1)	-

Fair Value, end of period assets/(liabilities)	$(1,795,715)

Unrealized gains (losses) for the period relating to Level 3 assets that were still held at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$78,346

(1)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(2)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

Transfers – Transfers into Level 3 are generally the result of unobservable inputs utilized within valuation methodologies and the use of indicative broker quotes for assets that were previously valued using observable inputs. Transfers out of Level 3 are generally due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company is able to validate.

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

	June 30, 2013					December 31, 2012

	Fair Value				Carrying Amount (1)	Fair Value	Carrying Amount

	Level 1	Level 2	Level 3	Total	Total	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$-	$2,676	$468,216	$470,892	$440,433	$473,964	$426,981
Policy loans	-	-	12,554	12,554	12,554	11,957	11,957
Cash	252	-	-	252	252	266	266
Accrued investment income	-	39,762	-	39,762	39,762	44,656	44,656
Receivables from parent and affiliates	-	6,308	-	6,308	6,308	199	199
Other assets	-	29,346	-	29,346	29,346	12,410	12,410

Total assets	$252	$78,092	$480,770	$559,114	$528,655	$543,452	$496,469

Liabilities:
Policyholders’ Account Balances - Investment contracts	$-	$-	$80,566	$80,566	$80,658	$78,159	$75,242
Cash collateral for loaned securities	-	37,786	-	37,786	37,786	38,976	38,976
Long-term debt	-	425,061	-	425,061	400,000	426,827	400,000
Payables to parent and affiliates	-	40,525	-	40,525	40,525	94,953	94,953
Other liabilities	-	124,787	-	124,787	124,787	99,094	99,094
Separate account liabilities - investment contracts	-	867	-	867	867	964	964

Total liabilities	$-	$629,026	$80,566	$709,592	$684,623	$738,973	$709,229

(1)	Carrying values presented herein differ from those in the Company’s Unaudited Interim Statements of Financial Position because certain items within the respective financial statement captions are not considered financial instruments or out of scope under authoritative guidance relating to disclosures of the fair value of financial instruments. Financial statement captions excluded from the above table are not considered financial instruments.

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

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

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

Other Liabilities and Payables to Parent and Affiliates

Other liabilities and Payables to Parent and Affiliates are primarily payables, such as unsettled trades, drafts, escrow deposits and accrued expense payables. Due to the short term until settlement of most of these liabilities, the Company believes that carrying value approximates fair value.

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

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

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

The fair value of the living benefit feature embedded derivatives included in “Future policy benefits” was a liability of $670 million and $1,793 million as of June 30, 2013 and December 31, 2012, respectively. The fair value of the embedded derivatives related to the reinsurance of certain of these benefits to Pruco Re and Prudential Insurance included in “Reinsurance recoverables” was an asset of $655 million and $1,733 million as of June 30, 2013 and December 31, 2012, respectively.

The table below provides a summary of the gross notional amount and fair value of derivatives contracts used in a non-dealer or broker capacity, excluding embedded derivatives which are recorded with the associated host, by the primary underlying. Many derivative instruments contain multiple underlyings.

	June 30, 2013			December 31, 2012
	Notional	Gross Fair Value		Notional	Gross Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities

	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate	$72,247	$1,146	$(1,881)	$65,612	$192	$(3,309)

Total Qualifying Hedges	$72,247	$1,146	$(1,881)	$65,612	$192	$(3,309)

Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$2,332,950	$85,230	$(66,573)	$2,332,950	$139,258	$(24,075)
Interest Rate Options	70,000	9,837	-	100,000	15,330	-
Currency/Interest Rate
Foreign Currency Swaps	55,919	1,731	(894)	61,126	1,715	(2,894)
Credit
Credit Default Swaps	21,050	-	(909)	345,050	411	(1,413)
Equity
Total Return Swaps	191,197	1,907	(3,283)	253,766	193	(3,741)
Equity Options	4,314,657	5,607	(2,028)	7,800,982	16,988	(6,920)

Total Non-Qualifying Hedges	$6,985,773	$104,312	$(73,687)	$10,893,874	$173,895	$(39,043)

Total Derivatives (1)	$7,058,020	$105,458	$(75,568)	$10,959,486	$174,087	$(42,352)

(1)	Excludes embedded derivatives which contain multiple underlyings. The fair value of these embedded derivatives was a liability of $670 million and $1,793 million as of June 30, 2013 and December 31, 2012, respectively, included in “Future policy benefits.”

Offsetting Assets and Liabilities

The following table presents recognized derivative instruments (including bifurcated embedded derivatives) that are offset in the balance sheet, and/or are subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in the balance sheet.

	June 30, 2013
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$105,458	$(75,568)	$29,890	$-	$29,890

Offsetting of Financial Liabilities:
Derivatives	$75,568	$(75,568)	$-	$-	$-

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

	December 31, 2012
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$174,087	$(42,352)	$131,735	$-	$131,735

Offsetting of Financial Liabilities:
Derivatives	$42,352	$(42,352)	$-	$-	$-

For information regarding the rights of offset associated with the derivative assets and liabilities in the table above see “Credit Risk” below.

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

The following tables provide the financial statement classification and impact of derivatives used in qualifying and non-qualifying hedge relationships, excluding the offset of the hedged item in an effective hedge relationship:

	Three Months Ended June 30, 2013
	Realized Investment Gains/(Losses)	Net Investment Income	Other Income	Accumulated Other Comprehensive Income (1)
	(in thousands)
Derivatives Designated as Hedging Instruments:
Cash flow hedges
Currency/Interest Rate	$-	$ (16)	$27	$598

Total cash flow hedges	-	(16)	27	598

Derivatives Not Qualifying as Hedging Instruments:
Interest Rate	(56,393)	-	-	-
Currency	-	-	-	-
Currency/Interest Rate	474	-	46	-
Credit	(22)	-	-	-
Equity	(10,976)	-	-	-
Embedded Derivatives	18,078	-	-	-

Total non-qualifying hedges	(48,839)	-	46	-

Total	$(48,839)	$(16)	$73	$598

	Six Months Ended June 30, 2013
	Realized Investment Gains/(Losses)	Net Investment Income	Other Income	Accumulated Other Comprehensive Income (1)
	(in thousands)
Derivatives Designated as Hedging Instruments:
Cash flow hedges
Currency/Interest Rate	$-	$(50)	$32	$2,343

Total cash flow hedges	-	(50)	32	2,343

Derivatives Not Qualifying as Hedging Instruments:
Interest Rate	(82,230)	-	-	-
Currency	-	-	-	-
Currency/Interest Rate	1,784	-	41	-
Credit	(59)	-	-	-
Equity	(41,427)	-	-	-
Embedded Derivatives	32,267	-	-	-

Total non-qualifying hedges	(89,665)	-	41	-

Total	$(89,665)	$(50)	$74	$2,343

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended June 30, 2012
	Realized Investment Gains/(Losses)	Net Investment Income	Other Income	Accumulated Other Comprehensive Income (1)
	(in thousands)
Derivatives Designated as Hedging Instruments:
Cash flow hedges
Currency/Interest Rate	$-	$(33)	$32	$2,263

Total cash flow hedges	-	(33)	32	2,263

Derivatives Not Qualifying as Hedging Instruments:
Interest Rate	47,230	-	-	-
Currency	-	-	-	-
Currency/Interest Rate	2,306	-	39	-
Credit	94	-	-	-
Equity	5,644	-	-	-
Embedded Derivatives	(27,354)	-	-	-

Total non-qualifying hedges	27,920	-	39	-

Total	$27,920	$(33)	$71	$2,263

	Six Months Ended June 30, 2012
	Realized Investment Gains/(Losses)	Net Investment Income	Other Income	Accumulated Other Comprehensive Income (1)
	(in thousands)
Derivatives Designated as Hedging Instruments:
Cash flow hedges
Currency/Interest Rate	$-	$(74)	$34	$1,062

Total cash flow hedges	-	(74)	34	1,062

Derivatives Not Qualifying as Hedging Instruments:
Interest Rate	25,854	-	-	-
Currency	-	-	-	-
Currency/Interest Rate	1,150	-	27	-
Credit	193	-	-	-
Equity	(27,193)	-	-	-
Embedded Derivatives	(14,680)	-	-	-

Total non-qualifying hedges	(14,676)	-	27	-

Total	$(14,676)	$(74)	$61	$1,062

(1)	Amounts deferred in “Accumulated other comprehensive income (loss).”

For the three and six months ended June 30, 2013 the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations and there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.

Presented below is a rollforward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in thousands)
Balance, December 31, 2012	$(3,068)
Net deferred gains (losses) on cash flow hedges from January 1 to June 30, 2013	2,325
Amount reclassified into current period earnings	18

Balance, June 30, 2013	$(725)

As of June 30, 2013 and 2012, the Company did not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 20 years. Income amounts deferred in “Accumulated other comprehensive income (loss)” as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” in the Unaudited Interim Statements of Equity.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

Credit Derivatives Written

The Company writes credit derivatives under which the Company is obligated to pay a related party counterparty the referenced amount of the contract and receive in return the defaulted security or similar security. The Company’s maximum amount at risk under these credit derivatives, assuming the value of the underlying referenced securities become worthless, is $0 million and $315 million notional of credit default swap (“CDS”) selling protection with an associated fair value of $0 million and less than $1 million, at June 30, 2013 and December 31, 2012, respectively. These credit derivatives have matured as of June 30, 2013. At December 31, 2012, the underlying credits had NAIC designation ratings of 1 and 2.

The following table sets forth the composition of the Company’s credit derivatives where it has written credit protection by industry category as of the dates indicated. The table excludes embedded derivatives contained in externally-managed investments in European markets.

	June 30, 2013		December 31, 2012
Industry	Notional	Fair Value	Notional	Fair Value
	(in thousands)
Corporate Securities:
Consumer Non-cyclical	$-	$-	$120,000	$146
Capital Goods	-	-	90,000	109
Basic Industry	-	-	40,000	68
Transportation	-	-	25,000	30
Consumer Cyclical	-	-	20,000	29
Energy	-	-	20,000	29

Total Credit Derivatives	$-	$-	$315,000	$411

In addition to writing credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of June 30, 2013 and December 31, 2012, the Company had $21 million and $30 million of outstanding notional amounts, reported at fair value as a liability of $1 million for both periods.

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

6.    COMMITMENTS, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS

Commitments

The Company had made commitments to fund $25 million of commercial loans as of June 30, 2013. The Company also made commitments to purchase or fund investments, mostly private fixed maturities, of $19 million as of June 30, 2013.

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

Notes to Unaudited Interim Financial Statements—(Continued)

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed, including matters discussed below. The Company estimates that as of June 30, 2013, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is $0 to approximately $5 million. The estimate is not an indication of expected loss, if any, or the Company’s maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

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

The Company is one of several companies subpoenaed by the New York Attorney General regarding its unclaimed property procedures. Additionally, the New York State Department of Financial Services (“NYDFS”) has requested that 172 life insurers (including the Company) provide data to the NYDFS regarding use of the SSMDF. The New York Office of Unclaimed Funds is conducting an audit of the Company’s compliance with New York’s unclaimed property laws. In February 2012, the Massachusetts Office of the Attorney General requested information regarding the Company’s unclaimed property procedures. In May 2013, the Company entered into a settlement agreement with the Minnesota Department of Commerce, Insurance Division, which requires the Company to take additional steps to identify deceased insureds and contract holders where a valid claim has not been made.

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

Notes to Unaudited Interim Financial Statements—(Continued)

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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses also include allocations of stock compensation expenses related to a stock option program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock option program and deferred compensation program was $365 thousand and $477 thousand for the three months ended June 30, 2013 and 2012, respectively, and $0.8 million and $1.3 million for the six months ended June 30, 2013 and 2012, respectively.

The Company is charged for its share of employee benefits expenses. These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Some of these benefits are based on earnings and length of service. Other benefits are based on an account balance, which takes into consideration age, service and earnings during career. The Company’s share of net expense for the pension plans was $1 million for the three months ended June 30, 2013 and 2012, and $2 million for the six months ended June 30, 2013 and 2012.

Prudential Insurance sponsors voluntary savings plans for the Company’s employees (“401(k) plans”). The 401(k) plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The expense charged to the Company for the matching contribution to the 401(k) plans was $249 thousand and $342 thousand for the three months ended June 30, 2013 and 2012, respectively, and $517 thousand and $679 thousand for the six months ended June 30, 2013 and 2012, respectively.

Affiliated Asset Administration Fee Income

In accordance with an agreement with AST Investment Services, Inc., the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust, formerly known as American Skandia Trust. Income received from AST Investment Services, Inc. related to this agreement was $57 million and $56 million for the three months ended June 30, 2013 and 2012, respectively, and $114 million and $113 million for the six months ended June 30, 2013 and 2012, respectively. These revenues are recorded as “Asset administration fees and other income” in the Unaudited Interim Statements of Operations and Comprehensive Income.

Affiliated Investment Management Expenses

In accordance with an agreement with Prudential Investment Management, Inc. (“PIMI”), the Company pays investment management expenses to PIMI who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PIMI related to this agreement was $2 million for the three months ended June 30, 2013 and 2012, and $3 million and $4 million for the six months ended June 30, 2013 and 2012, respectively. These expenses are recorded as “Net investment income” in the Unaudited Interim Statements of Operations and Comprehensive Income.

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

Allocated lease expense was $1 million for the three months ended June 30, 2013 and 2012, and $2 million for the six months ended June 30, 2013 and 2012. Allocated sub-lease rental income, recorded as a reduction to lease expense was $1 million for the three months ended June 30, 2013 and 2012, and $1 million and $2 million for the six months ended June 30, 2013 and 2012, respectively.

The Company pays commissions and certain other fees to PAD in consideration for PAD’s marketing and underwriting of the Company’s products. Commissions and fees are paid by PAD to broker-dealers who sold and service the Company’s products. Commissions and fees paid by the Company to PAD were $43 million and $45 million for the three months ended June 30, 2013 and 2012, respectively, and $85 million and $95 million for the six months ended June 30, 2013 and 2012, respectively.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

Debt Agreements

Short-term and Long-term Debt

The Company is authorized to borrow funds up to $2 billion from Prudential Financial and its affiliates to meet its capital and other funding needs. The Company paid off a $28 million short-term debt from Prudential Funding, LLC on December 12, 2012. Total interest expense on short-term affiliated debt to the Company was less than $1 million for the three months ended June 30, 2013 and 2012, respectively, and less than $1 million the six months ended June 30, 2013 and 2012, respectively.

The Company had long-term debt of $400 million outstanding with Prudential Financial as of June 30, 2013 and December 31, 2012. This loan has a fixed interest rate of 4.49% and matures on December 29, 2014. In December 2012, a $200 million partial pay down was made on this outstanding debt. Total interest expense on affiliated long-term debt was $5 million and $7 million for the three months ended June 30, 2013 and 2012, respectively and $9 million and $13 million for the six months ended June 30, 2013 and 2012, respectively.

Reinsurance Agreements

The Company uses reinsurance as part of its risk management and capital management strategies for certain of its optional living benefit features. Fees ceded under these agreements are included in “Realized investment gains (losses), net” on the Unaudited Interim Statement of Operations and Comprehensive Income. The Company ceded fees of $67 million and $66 million to Pruco Re for the three months ended June 30, 2013 and 2012, respectively and $136 million and $132 million for the six months ended June 30, 2013 and 2012, respectively. The Company ceded fees of less than $1 million to Prudential Insurance for the three months ended June 30, 2013 and 2012, and less than $1 million for the six months ended June 30, 2013 and 2012.

The Company’s reinsurance recoverables related to the above product reinsurance agreements were $655 million and $1,733 million as of June 30, 2013 and December 31, 2012, respectively. The assets are reflected in “Reinsurance recoverables” in the Company’s Unaudited Interim Statements of Financial Position. Realized gains (losses) were ($605) million and $490 million for the three months ended June 30, 2013 and 2012, respectively and ($1,214) million and ($119) million for the six months ended June 30, 2013 and 2012, respectively. Changes in realized gains (losses) for the 2013 and 2012 periods were primarily due to changes in market conditions in each respective period.

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

During the first quarter of 2013, the Company sold fixed maturity securities to Prudential Financial. These securities had an amortized cost of $90 million and a fair value of $103 million. The net difference between historic amortized cost and the fair value was accounted for as an increase of $8 million to additional paid-in capital, net of taxes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Prudential Annuities Life Assurance Corporation meets the conditions set forth in General Instruction H(1)(a) and (b) on Form 10-Q and is therefore filing this form with the reduced disclosure format.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Prudential Annuities Life Assurance Corporation (“PALAC” or the “Company”), as of June 30, 2013 compared with December 31, 2012, and its results of operations for the three and six months ended June 30, 2013 and 2012. You should read the following analysis of our financial condition and results of operations in conjunction with the audited Financial Statements, and the “Risk Factors” section included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, the statements under “Forward Looking Statements,” “Risk Factors” and the Unaudited Interim Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Our risk management strategy helps to limit our exposure to certain of these risks primarily through a combination of product design elements, our living benefits hedging program and affiliated reinsurance arrangements. The product design elements we utilize for certain products include, among others, asset allocation restrictions, minimum issuance age requirements, certain limitations on the amount of subsequent contractholder deposits and an asset transfer feature. The objective of the asset transfer feature is to help mitigate our exposure to equity market risk and market volatility by transferring assets between certain variable investment sub-accounts selected by the annuity contractholder and investments that are expected to be more stable (e.g., a bond fund sub-account within the separate account or a fixed-rate account within the general account). The transfers are based on the static mathematical formula used with the particular optional benefit which considers a number of factors, including, but not limited to, the impact of investment performance on the contractholder’s total account value. This occurs at the contractholder level, rather than at the fund level, which we believe enhances our risk mitigation. As of June 30, 2013 approximately $39.2 billion or 83% of total variable annuity account values contain a living benefit feature, compared to approximately $40.0 billion or 82% as of December 31, 2012. As of June 30, 2013 approximately $31.0 billion or 79% of variable annuity account values with living benefit features included an asset transfer feature in the product design, compared to approximately $32.0 billion or 80% as of December 31, 2012.

As mentioned above, in addition to our asset transfer feature, we also manage certain risks associated with our variable annuity products through our living benefits hedging programs and affiliated reinsurance agreements. We reinsure the majority of our variable annuity living benefit guarantees to an affiliated reinsurance company, Pruco Reinsurance, Ltd. (“Pruco Re”). The living benefits hedging program is primarily executed within Pruco Re to manage capital markets risk associated with the reinsured optional living benefit guarantees. The program is also executed within the Company related to certain non-reinsured optional living benefit guarantees. This program represents a balance among three objectives that seek to: 1) provide severe scenario protection, 2) minimize net income volatility associated with an internally-defined hedge target, and 3) maintain capital efficiency. Through the hedge program, derivatives are entered into that seek to replicate the net change in an internally-defined hedge target. In addition to mitigating capital markets risk and income statement volatility, the hedging program is also focused on a long-term goal of accumulating assets that could be used to pay claims under these benefits irrespective of market path, recognizing that, under the terms of the contracts, we do not expect to begin substantial payment of such claims until at least five years in the future.

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

The weighted average rate of return assumptions consider many factors including asset durations, asset allocations and other factors. We update the near term equity rate of return and our estimate of total gross profits each quarter to reflect the result of the reversion to the mean approach, which assumes a convergence to the long-term equity expected rate of return. These market performance related adjustments to our estimate of total gross profits result in cumulative adjustments to prior amortization, reflecting the application of the new required rate of amortization to all prior periods’ gross profits. The new required rate of amortization is also applied prospectively to future gross profits in calculating amortization in future periods. As of June 30, 2013, our variable annuities business assumes an 8.0% long-term equity expected rate of return and a near-term mean reversion equity rate of return of 6.7%.

Additional information on our policies for our critical accounting estimates listed above may also be found in our Annual Report on Form 10-K for the year ended December 31, 2012, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Application of Critical Accounting Estimates.”

Adoption of New Accounting Pronouncements

See Note 2 to our Unaudited Interim Financial Statements for a discussion of newly adopted accounting pronouncements.

Changes in Financial Position

June 30, 2013 versus December 31, 2012

Total assets decreased by $1.7 billion, from $52.8 billion at December 31, 2012 to $51.1 billion at June 30, 2013. Reinsurance recoverables decreased $1.1 billion related to the reinsured liability for living benefit embedded derivatives primarily resulting from a decrease in the present value of future expected benefit payments driven by increases in interest rates. Total investments decreased $441 million primarily due to asset sales associated with contractholder surrenders, the impact of the asset transfer feature which moved customer account values from the general account to the separate account due to favorable markets in the first six months of 2013 and a decrease in unrealized gains on fixed maturity securities due to rising interest rates. Separate account assets decreased $422 million primarily driven by net outflows on the runoff block and policy charges, partially offset by market appreciation and the impact of the asset transfer feature which moved customer account values from the general account to the separate account due to favorable markets in the first six months of 2013. Partially offsetting the above decreases was a $184 million increase in DAC and DSI primarily resulting from the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions.

Total liabilities decreased by $1.8 billion, from $51.6 billion at December 31, 2012 to $49.8 billion at June 30, 2013. Future policy benefits and other policyholder liabilities decreased $1.1 billion primarily driven by a decrease in the liability for living benefit embedded derivatives, as discussed above. Separate account liabilities decreased by $422 million offsetting the decrease in separate accounts assets above. Policyholder’s account balance decreased by $340 million driven by account value runoff due to contractholder surrenders and the impact of the asset transfer feature which moved customer account values from the general account to the separate account, as discussed above.

Total equity increased by $0.1 billion from $1.2 billion at December 31, 2012 to $1.3 billion at June 30, 2013, primarily driven by net income partially offset by a dividend paid to our ultimate parent, Prudential Financial of $184 million and a decrease driven by unrealized gains on fixed maturity securities due to rising interest rates.

Results of Operations

2013 versus 2012 Three Month Comparison

Income (Loss) from Operations before Income Taxes

Income from operations before income taxes increased $528 million from a loss of $341 million for the second quarter of 2012 to income of $187 million for the second quarter of 2013. The increase was primarily driven by the impact on the amortization of DAC and other costs, and on the reserves for the guaranteed minimum death benefit (“GMDB”) and guaranteed minimum income benefit (“GMIB”) features, of the mark-to-market of the liability for living benefit embedded derivatives and related hedge positions and of changes in the estimated profitability of the business, as discussed in more detail below. Partially offsetting the benefit from these items was an unfavorable variance related to the mark-to-market of our non-reinsured living benefit features and related hedge positions, primarily due to larger non-performance risk (“NPR”) losses in 2013 primarily driven by a decline in the base embedded liability due to rising interest rates, as well as larger net hedging losses mainly driven by fund performance.

The following table reflects the impact on the amortization of DAC and other costs and on the GMDB/GMIB reserves of the mark-to-market of the liability for living benefit embedded derivatives and related hedge positions, and of changes in the estimated profitability of the business.

	Three Months Ended June 30,

	2013	2012

	($ in millions)
	(1)
Impact of the mark-to-market of the liability for living benefit embedded derivatives and related hedge positions	$141	$(414)
Impacts of changes in the estimated profitability of the business	(3)	(58)

Total	$138	(472)

(1)	Amounts reflect (charges) or benefits for (increases) or decreases, respectively, in the amortization of DAC and other costs and for GMDB/GMIB reserve (increases) or decreases, respectively.

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

The impact of the mark-to-market of the liability for living benefit embedded derivatives and related hedge positions, primarily relates to changes in the valuation of the reinsured living benefit liabilities related to NPR which we and the reinsurance affiliate believe to be noneconomic, and choose not to hedge. The favorable variance was driven by NPR losses in the reinsurance affiliate in 2013 compared to NPR gains in 2012, which resulted in an amortization benefit in 2013 compared to an amortization expense in 2012. NPR losses in the reinsurance affiliate in 2013 were primarily driven by a decline in the base embedded liability due to higher interest rates, while NPR gains in the reinsurance affiliate in 2012 were primarily driven by an increase in the base embedded liability due to lower interest rates and unfavorable equity market conditions.

The impacts of changes in the estimated profitability of the business include adjustments to the amortization of DAC and other costs and to GMDB and GMIB reserves for the impacts of market performance and current period experience. The $3 million net charge in the second quarter of 2013 was primarily driven by the negative experience related to the change of the fair value of the hedge target liability and the change in the fair value of the hedge assets primarily in the reinsurance affiliate due to differences in market conditions relative to our assumptions, partially offset by the impact of higher interest rates, which increased future expected fixed income returns on contractholder accounts and lowered future expected claims relative to our assumptions. For weighted average rate of return assumptions as of June 30, 2013 see “Application of Critical Accounting Estimates” above. The $58 million net charge in the second quarter of 2012 primarily reflects negative equity market performance on contractholder accounts relative to assumptions and negative experience related to the change of the fair value of the hedge target liability and the change in the fair value of the hedge assets primarily in the reinsurance affiliate due to differences in market conditions relative to our assumptions.

Revenues, Benefits and Expenses

Revenues decreased $92 million, primarily driven by a $79 million decrease in realized investment gains/losses, net, primarily due to an unfavorable variance related to our non-reinsured living benefit features, as discussed above. Net investment income decreased $10 million as a result of lower average annuity account values in the general account, primarily resulting from contractholder surrenders and net transfers from the fixed-rate option in the general account to the separate accounts relating to favorable markets and the asset transfer feature.

Benefits and expenses decreased $620 million, primarily driven by a benefit in DAC amortization of $37 million in the second quarter of 2013 compared to a charge in DAC amortization of $341 million in the second quarter of 2012. In addition, interest credited to policyholders’ account balances, which includes DSI amortization decreased $222 million. Changes in DAC and DSI amortization were related to the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions and the impact of changes in the estimated profitability of the business, as discussed above.

2013 versus 2012 Six Month Comparison

Income (Loss) from Operations before Income Taxes

Income from operations before income taxes increased $194 million from $190 million for 2012 to $384 million for 2013. The increase was primarily driven by the impact on the amortization of DAC and other costs, and on the reserves for the GMDB and GMIB features, of the mark-to-market of the liability for living benefit embedded derivatives and related hedge positions and of changes in the estimated profitability of the business, as discussed in more detail below. Partially offsetting the benefit from these items was an unfavorable variance related to the mark-to-market of our non-reinsured living benefit features and related hedge positions, primarily due to larger NPR losses in 2013 primarily driven by a decline in the base embedded liability due to rising interest rates, as well as larger net hedging losses mainly driven by fund performance.

The following table reflects the impact on the amortization of DAC and other costs and on the GMDB/GMIB reserves of the mark-to-market of the liability for living benefit embedded derivatives and related hedge positions, and of changes in the estimated profitability of the business.

	Six Months Ended June 30,

	2013	2012

	($ in millions)
	(1)
Impact of the mark-to-market of the liability for living benefit embedded derivatives and related hedge positions	$284	$(32)
Impacts of changes in the estimated profitability of the business	(15)	34

Total	$269	$2

(1)	Amounts reflect (charges) or benefits for (increases) or decreases, respectively, in the amortization of DAC and other costs and for GMDB/GMIB reserve (increases) or decreases, respectively.

The impact of the mark-to-market of the liability for living benefit embedded derivatives and related hedge positions, primarily relates to changes in the valuation of the reinsured living benefit liabilities related to NPR which we and the reinsurance affiliate believe to be noneconomic, and choose not to hedge. The favorable variance was driven by larger NPR losses in the reinsurance affiliate in 2013, which resulted in a larger amortization benefit in 2013. Larger NPR losses in the reinsurance affiliate in 2013 were primarily driven by lower base embedded derivative liability due to higher interest rates during the second quarter of 2013.

The impacts of changes in the estimated profitability of the business include adjustments to the amortization of DAC and other costs and to GMDB and GMIB reserves for the impacts of market performance and current period experience. The $15 million net charge in the first six months of 2013 was primarily driven by the negative experience related to the change of the fair value of the hedge target liability and the change in the fair value of the hedge assets primarily in the reinsurance affiliate due to differences in market conditions relative to our assumptions, partially offset by the impact of higher interest rates, which increased future expected fixed income returns on contractholder accounts and lowered future expected claims relative to our assumptions as well as the impact of positive market performance on contractholder accounts relative to our assumptions. For weighted average rate of return assumptions as of June 30, 2013 see “Application of Critical Accounting Estimates” above. The $34 million net benefit in the second quarter of 2012 was primarily driven by the impact of positive market performance on contractholder accounts relative to our assumptions and positive experience related to the change of the fair value of the hedge target liability and the change in the fair value of the hedge assets primarily in the reinsurance affiliate due to differences in market conditions relative to our assumptions

Revenues, Benefits and Expenses

Revenues decreased $115 million, primarily driven by a $81 million decrease in realized investment gains/losses, net, primarily due to an unfavorable variance related to our non-reinsured living benefit features, as discussed above. Net investment income decreased $25 million as a result of lower average annuity account values in the general account, primarily resulting from contractholder surrenders and net transfers from the fixed-rate option in the general account to the separate accounts relating to favorable markets and the asset transfer feature.

Benefits and expenses decreased $309 million, primarily driven by a benefit in DAC amortization of $72 million in 2013 compared to a charge in DAC amortization of $109 million in 2012. In addition, interest credited to policyholders’ account balances, which includes DSI amortization decreased $125 million. Changes in DAC and DSI amortization were related to the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions and the impact of changes in the estimated profitability of the business, as discussed above.

Income Taxes

The income tax provision amounted to an expense of $43 million and a benefit of $104 million for the three months ended June 30, 2013 and 2012, respectively. The income tax provision amounted to an expense of $93 million and $55 million for the six months ended June 30, 2013 and 2012, respectively. The increases in income tax expense were primarily driven by the increases in pre-tax income.

The Company’s liability for income taxes includes the liability for unrecognized tax benefits and interest that relate to tax years still subject to review by the Internal Revenue Service (“IRS”) or other taxing authorities. The completion of review or the expiration of the Federal statute of limitations for a given audit period could result in an adjustment to the liability for income taxes. The statute of limitations for the 2009 tax year will expire in December 2014, unless extended. Tax years 2010 through 2012 are still open for IRS examination.

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

In August 2007, the IRS released Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the DRD related to variable life insurance and annuity contracts. In September 2007, the IRS released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54 and informed taxpayers that the U.S. Treasury Department and the IRS intend to address through new guidance the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts. In May 2010, the IRS issued an Industry Director Directive (“IDD”) confirming that the methodology for calculating the DRD set forth in Revenue Ruling 2007-54 should not be followed. The IDD also confirmed that the IRS guidance issued before Revenue Ruling 2007-54, which guidance the Company relied upon in calculating its DRD, should be used to determine the DRD. For the last several years, the revenue proposals included in the Obama Administration’s budgets included a proposal that would change the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through guidance or legislation, could increase actual tax expense and reduce the Company’s consolidated net income. These activities had no impact on the Company’s results for 2012 or for the six months ended June 30, 2013.

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

The Financial Stability Oversight Council has made a proposed determination that Prudential Financial should be subject to stricter prudential regulatory standards and supervision by the Board of Governors of the Federal Reserve System under the Dodd-Frank Act. This stricter prudential regulation may include new capital and liquidity standards, including requirements regarding risk-based capital, leverage, liquidity, stress-testing and other matters. For information on recent actions and the potential impact of the Dodd-Frank Act, see “Business—Regulation” and “Risk Factors” included in our 2012 Annual Report on Form 10-K for the year ended December 31, 2012 and updated “Risk Factors” included in this Quarterly Report on Form 10-Q.

The Financial Stability Oversight Council has made a proposed determination that Prudential Financial should be subject to stricter prudential regulatory standards and supervision by the Board of Governors of the Federal Reserve System under the Dodd-Frank Act. This stricter prudential regulation may include new capital and liquidity standards, including requirements regarding risk-based capital, leverage, liquidity, stress-testing and other matters. In addition, the Financial Stability Board, consisting of representatives of national financial authorities of the G20 nations, identified Prudential Financial as a global systemically important insurer. For information on these recent actions and their potential impact on us, see “Business—Regulation” and “Risk Factors” included in our 2012 Annual Report on Form 10-K.

On June 26, 2013, December 11, 2012 and June 29, 2012 the Company paid extraordinary dividends of $184 million, $160 million and $248 million, respectively, to its ultimate parent, Prudential Financial.

Capital

The Risk Based Capital, or RBC, ratio is a primary measure of the capital adequacy of the Company. RBC is determined by statutory guidelines and formulas that consider among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. RBC is calculated based on statutory financial statements and risk formulas consistent with NAIC practices. The RBC ratio calculations are intended to assist insurance regulators in measuring the insurer’s solvency and ability to pay future claims. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities, but is available to the public. The RBC ratio is an annual calculation, however, as of June 30, 2013 we estimate that the Company’s RBC ratio exceeds the minimum level required by applicable insurance regulations.

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

We employ a “Capital Protection Framework” to ensure sufficient capital resources are available to maintain adequate capitalization and a competitive risk based capital ratio, under reasonably foreseeable stress scenarios. The Capital Protection Framework incorporates the potential impacts from market related stresses, including equity markets, interest rates, and credit losses. Potential sources of capital include on-balance sheet capital, derivatives, reinsurance and contingent sources of capital. Although we continue to enhance our approach, we believe we currently have sufficient resources to maintain adequate capitalization and a competitive RBC ratio under reasonably foreseeable stress scenarios.

Prudential Financial and the Company use captive reinsurance companies to more effectively manage its capital on an economic basis and to enable the aggregation and transfer of risks. To support the risks they assume, the captives are capitalized to a level consistent with our “AA” financial strength ratings. In the normal course of business, Prudential Financial provides support to these captives through net worth maintenance agreements and/or guarantees of certain of the captives’ obligations. Recently, the NAIC and the New York State Department of Financial Services have examined life insurers’ use of captive reinsurance companies. We cannot predict what, if any, changes may result from these reviews. If applicable insurance laws are changed in a way that impairs the use of captive reinsurance companies, our ability to manage certain products risks could be adversely affected, which could adversely affect our capital and financial position and results of operations.

We manage certain risks associated with our variable annuity products through arrangements with an affiliated captive reinsurance company. We reinsure variable annuity living benefit guarantees to an affiliated captive reinsurance company, Pruco Re. This enables Prudential Financial to execute its living benefit hedging program within one legal entity, Pruco Re. In order for the Company to claim statutory reserve credit for business ceded to Pruco Re, Pruco Re must collateralize its obligation under the reinsurance agreement. This requirement is satisfied by Pruco Re depositing assets into statutory reserve credit trusts. Reinsurance reserve credit requirements can move materially in either direction due to changes in equity markets and interest rates, actuarial assumptions and other factors. Higher statutory reinsurance credit reserve requirements would require Pruco Re to deposit additional assets in the statutory reserve credit trusts, while lower statutory reinsurance credit reserve requirements would allow assets to be removed from the statutory reserve credit trusts. As of June 30, 2013, the statutory reserve credit trusts required collateral of $1.4 billion, a decrease of $0.7 billion from December 31, 2012. Pruco Re has deposited assets into statutory reserve credit trusts to satisfy this requirement. The decrease was primarily driven by favorable equity markets, partially offset by a decline in the long term interest rate assumptions we are required to use to calculate the associated reserve requirements.

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

Liquid assets include cash and cash equivalents, short-term investments and fixed maturities that are not designated as held-to-maturity and public equity securities. As of June 30, 2013 and December 31, 2012, the Company had liquid assets of $4.0 billion and $4.3 billion, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $0.2 billion and $0.1 billion as of June 30, 2013 and December 31, 2012, respectively. As of June 30, 2013, $3.5 billion, or 94%, of the fixed maturity investments in company general account portfolios were rated high or highest quality based on NAIC or equivalent rating. The remaining $0.2 billion, or 6%, of these fixed maturity investments were rated other than high or highest quality.

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

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the “Exchange Act”, as amended, as of June 30, 2013. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2013, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factor contained in our 2012 Form 10-K titled “The Dodd-Frank Wall Street Reform and Consumer Protection Act has and will subject us to substantial additional federal regulation and we cannot predict the effect on our business, results of operations, cash flows or financial condition” is hereby updated to note that on June 3, 2013, Prudential Financial received notice of a proposed determination by the Financial Stability Oversight Council (the “Council”) that it should be subject to stricter prudential regulatory standards and supervision by the Board of Governors of the Federal Reserve System (as a “Covered Company”) pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act. On July 2, 2013, Prudential Financial provided notice to the Council requesting a nonpublic written and oral evidentiary hearing before the Council to contest the Council’s proposed determination. The written and oral evidentiary hearing was held and completed as of July 30, 2013. According to the regulations, the Council will make a final determination on Prudential Financial’s status as a Covered Company within 60 days after the hearing.

On July 18, 2013, the Financial Stability Board, consisting of representatives of national financial authorities of the G20 nations, identified Prudential Financial as a global systemically important insurer (“G-SII”).

For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

Date: August 13, 2013

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