Form 10-Q
period 2013-09-30
PRUDENTIAL ANNUITIES LIFE ASSURANCE CORP/CT
filed 2013-11-13
CIK 881453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

COMMISSION FILE NUMBER 033-44202

Prudential Annuities Life Assurance

Corporation

(Exact Name of Registrant as Specified in its Charter)

Arizona	06-1241288
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

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

As of November 13, 2013, 25,000 shares of the registrant’s Common Stock (par value $100) consisting of 100 voting shares and 24,900 non-voting shares, were outstanding. As of such date, Prudential Annuities, Inc. formerly known as American Skandia, Inc., an indirect wholly owned subsidiary of Prudential Financial, Inc., a New Jersey corporation, owned all of the registrant’s Common Stock.

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

PART I-FINANCIAL INFORMATION

Prudential Annuities Life Assurance Corporation

Unaudited Interim Statements of Financial Position

As of September 30, 2013 and December 31, 2012 (in thousands, except share amounts)

	September 30, 2013	December 31, 2012
ASSETS
Fixed maturities, available-for-sale, at fair value (amortized cost, 2013: $3,429,932; 2012: $3,827,496)	$3,638,268	$4,203,450
Trading account assets, at fair value	6,326	7,916
Equity securities, available-for-sale, at fair value (cost, 2013: $14; 2012: $18)	16	22
Commercial mortgage and other loans, net of valuation allowance	404,203	426,981
Policy loans	12,594	11,957
Short-term investments	152,593	103,761
Other long-term investments	59,023	175,661

Total investments	4,273,023	4,929,748

Cash	649	266
Deferred policy acquisition costs	1,304,513	906,814
Accrued investment income	40,732	44,656
Reinsurance recoverables	1,253,474	1,732,969
Value of business acquired	43,804	43,090
Deferred sales inducements	780,123	556,830
Receivables from parent and affiliates	55,478	22,833
Other assets	7,011	16,527
Separate account assets	45,341,982	44,601,720

TOTAL ASSETS	$53,100,789	$52,855,453

LIABILITIES AND EQUITY
LIABILITIES
Policyholders’ account balances	$3,435,705	$4,112,318
Future policy benefits and other policyholder liabilities	1,661,183	2,164,754
Payables to parent and affiliates	77,163	119,504
Cash collateral for loaned securities	39,147	38,976
Income taxes	362,053	65,567
Long-term debt	400,000	400,000
Other liabilities	91,982	108,737
Separate account liabilities	45,341,982	44,601,720

Total Liabilities	51,409,215	51,611,576

Commitments and Contingent Liabilities (See Note 6)

EQUITY
Common stock, $100 par value; 25,000 shares, authorized, issued and outstanding	2,500	2,500
Additional paid-in capital	901,422	893,336
Retained earnings	708,108	200,754
Accumulated other comprehensive income (loss)	79,544	147,287

Total Equity	1,691,574	1,243,877

TOTAL LIABILITIES AND EQUITY	$53,100,789	$52,855,453

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation

Unaudited Interim Statements of Operations and Comprehensive Income

Three and Nine Months Ended September 30, 2013 and 2012 (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
REVENUES
Premiums	$6,053	$5,502	$21,161	$16,569
Policy charges and fee income	204,078	197,284	604,439	598,714
Net investment income	51,321	71,371	168,794	214,441
Asset administration fees and other income	57,556	66,618	180,224	200,593
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	-	(2,377)	-	(5,508)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income	-	2,306	-	5,285
Other realized investment gains (losses), net	(68,980)	(60,569)	(150,491)	(61,340)

Total realized investment gains (losses), net	(68,980)	(60,640)	(150,491)	(61,563)

Total revenues	250,028	280,135	824,127	968,754

BENEFITS AND EXPENSES
Policyholders’ benefits	(23,602)	78,152	22,701	110,354
Interest credited to policyholders’ account balances	(127,889)	(73,384)	(113,113)	66,411
Amortization of deferred policy acquisition costs	(278,452)	(229,687)	(350,066)	(119,840)
General, administrative and other expenses	97,420	93,052	297,864	309,829

Total benefits and expenses	(332,523)	(131,867)	(142,614)	366,754

INCOME FROM OPERATIONS BEFORE INCOME TAXES	582,551	412,002	966,741	602,000

Income tax expense	182,255	102,255	275,387	157,053

NET INCOME	400,296	309,747	691,354	444,947

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	15	20	-	-
Net unrealized investment gains (losses):
Unrealized investment gains (losses) for the period	356	30,002	(92,502)	25,159
Reclassification adjustment for (gains) losses included in net income	(3,909)	(2,756)	(11,718)	(16,613)

Net unrealized investment gains (losses)	(3,553)	27,246	(104,220)	8,546

Other comprehensive income (loss), before tax:	(3,538)	27,266	(104,220)	8,546
Less: Income tax expense (benefit) related to
Foreign currency translation adjustments	5	7	-	-
Net unrealized income (losses)	(1,244)	9,536	(36,477)	2,998

Total	(1,239)	9,543	(36,477)	2,998

Other comprehensive income (loss), net of taxes	(2,299)	17,723	(67,743)	5,548

COMPREHENSIVE INCOME	$397,997	$327,470	$623,611	$450,495

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation

Unaudited Interim Statements of Equity

Nine Months Ended September 30, 2013 and 2012 (in thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total equity

Balance, December 31, 2012	$2,500	$893,336	$200,754	$147,287	$1,243,877
Contributed capital (parent/child asset transfer)	-	8,086	-	-	8,086
Distribution to parent	-	-	(184,000)	-	(184,000)
Comprehensive income:
Net income	-	-	691,354	-	691,354
Other comprehensive (loss), net of taxes	-	-	-	(67,743)	(67,743)

Total comprehensive income					623,611

Balance, September 30, 2013	$2,500	$901,422	$708,108	$79,544	$1,691,574

	Common stock	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total equity

Balance, December 31, 2011	$2,500	$882,670	$(25,305)	$160,712	$1,020,577
Contributed capital (parent/child asset transfer)	-	10,666	-	-	10,666
Distribution to parent	-	-	(248,000)	-	(248,000)
Comprehensive income:
Net income	-	-	444,947	-	444,947
Other comprehensive income, net of taxes	-	-	-	5,548	5,548

Total comprehensive income					450,495

Balance, September 30, 2012	$2,500	$893,336	$171,642	$166,260	$1,233,738

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation

Unaudited Interim Statements of Cash Flows

Nine Months Ended September 30, 2013 and 2012 (in thousands)

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$691,354	$444,947
Adjustments to reconcile net income to net cash provided by operating activities:
Policy charges and fee income	8,583	10,323
Realized investment losses, net	150,491	61,563
Depreciation and amortization	7,848	(7,993)
Interest credited to policyholders’ account balances	(113,113)	66,411
Change in:
Future policy benefit reserves	162,955	237,050
Accrued investment income	3,924	6,459
Net (payable) to affiliates	(70,315)	(3,045)
Deferred sales inducements	(25,591)	(58,393)
Deferred policy acquisition costs	(353,372)	(143,124)
Income taxes	328,609	124,030
Reinsurance recoverables	(206,512)	(200,316)
Other, net	(57,402)	(34,598)

Cash flows from operating activities	$527,459	$503,314

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	$1,024,555	$1,035,956
Commercial mortgage and other loans	86,850	16,360
Trading account assets	5,599	35,023
Policy loans	353	2,965
Other long-term investments	1,810	3,617
Short-term investments	2,359,997	2,604,348
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(630,214)	(323,283)
Commercial mortgage and other loans	(63,652)	(28,775)
Trading account assets	(3,223)	(3,894)
Policy loans	(501)	(243)
Other long-term investments	(7,893)	(25,022)
Short-term investments	(2,408,829)	(2,542,476)
Notes (payable) receivable from parent and affiliates, net	(586)	5,993
Other, net	38	2,629

Cash flows from investing activities	$364,304	$783,198

CASH FLOWS (USED IN) FINANCING ACTIVITIES:
Cash collateral for loaned securities	171	(77,513)
Net increase in short-term borrowing	-	55,699
Drafts outstanding	6,686	5,803
Distribution to parent	(184,000)	(248,000)
Contributed capital (parent/child asset transfer)	12,439	16,396
Policyholders’ account balances
Deposits	860,450	755,346
Withdrawals	(1,587,126)	(1,802,627)

Cash flows used in financing activities	$(891,380)	$(1,294,896)

NET INCREASE (DECREASE) IN CASH	383	(8,384)
CASH, BEGINNING OF YEAR	266	8,861

CASH, END OF PERIOD	$649	$477

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

Beginning in March 2010, the Company ceased offering its then existing variable annuity products (and where offered, the companion market value adjustment option) to new investors upon the launch of a new product line by each of Pruco Life Insurance Company and Pruco Life Insurance Company of New Jersey (which are affiliates of the Company). In general, the new product line offers similar optional living benefits and optional death benefits as offered by the Company’s existing variable annuities. During 2012, the Company suspended additional customer deposits for variable annuities with certain optional living benefit riders. Subject to the foregoing, applicable contract provisions and administrative rules, the Company continues to accept subsequent purchase payments on certain inforce contracts.

The Company is engaged in a business that is highly competitive because of the large number of stock and mutual life insurance companies and other entities engaged in marketing long-term savings and retirement products, including insurance products, and individual and group annuities.

On August 30, 2013, the Company received approval from the Arizona and Connecticut Departments of Insurance to redomesticate the Company from Connecticut to Arizona effective August 31, 2013.

As a result of the redomestication, the Company is now an Arizona insurance company and its principal insurance regulatory authority is the Arizona Department of Insurance. Additionally, the Company is now domiciled in the same jurisdiction as the primary reinsurer of the Company’s living benefits, Pruco Reinsurance, Ltd. (“Pruco Re”), which is also regulated by the Arizona Department of Insurance. This change enables the Company to claim statutory reserve credit for business ceded to Pruco Re without the need for Pruco Re to collateralize its obligations under the reinsurance agreement.

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

Notes to Unaudited Interim Financial Statements—(Continued)

2.    SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

Investments in Debt and Equity Securities and Commercial Mortgage and Other Loans

The Company’s investments in debt and equity securities include fixed maturities, equity securities, and short-term investments. The accounting policies related to these, as well as commercial mortgage and other loans, are as follows:

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

Notes to Unaudited Interim Financial Statements—(Continued)

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

Realized investment gains (losses) are computed using the specific identification method. Realized investment gains and losses are generated from numerous sources, including the sale of fixed maturity securities, equity securities, investments in joint ventures and limited partnerships and other types of investments, as well as adjustments to the cost basis of investments for net other-than-temporary impairments recognized in earnings. Realized investment gains and losses are also generated from prepayment premiums received on private fixed maturity securities, allowance for losses on commercial mortgage and other loans, and fair value changes on embedded derivatives and free-standing derivatives that do not qualify for hedge accounting treatment. See “Derivative Financial Instruments” below for additional information regarding the accounting for derivatives.

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

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

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

Derivative Financial Instruments

Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices, values of securities or commodities, credit spreads, market volatility, expected returns, and liquidity. Values can also be affected by changes in estimates and assumptions, including those related to counterparty behavior and non-performance risk used in valuation models. Derivative financial instruments generally used by the Company include swaps, futures, forwards and options and may be exchange-traded or contracted in the over-the-counter (“OTC”) market. Derivative positions are carried at fair value, generally by obtaining quoted market prices or through the use of valuation models.

Derivatives are used to manage the interest rate and currency characteristics of assets or liabilities. Additionally, derivatives may be used to seek to reduce exposure to interest rate, credit, foreign currency and equity risks associated with assets held or expected to be purchased or sold, and liabilities incurred or expected to be incurred. As discussed in detail below and in Note 5, all realized and unrealized changes in fair value of derivatives are recorded in current earnings, with the exception of the effective portion of cash flow hedges. Cash flows from derivatives are reported in the operating, investing, or financing activities sections in the Unaudited Interim Statements of Cash Flows based on the nature and purpose of the derivative.

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

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

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

The Company sold variable annuity contracts that include optional living benefit features that may be treated from an accounting perspective as embedded derivatives. The Company has reinsurance agreements to transfer the risk related to certain of these benefit features to an affiliate, Pruco Re. The embedded derivatives related to the living benefit features and the related reinsurance agreements are carried at fair value and included in “Future policy benefits and other policyholder liabilities” and “Reinsurance recoverables,” respectively. Changes in the fair value are determined using valuation models as described in Note 4, and are recorded in “Realized investment gains (losses), net.”

Income taxes

The Company determines its interim tax provision using the annual effective tax rate methodology in accordance with the authoritative guidance. The increase in the income tax expense for the three and nine months ended September 30, 2013 and change in effective tax rate was primarily driven by an increase in pre-tax income for the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012.

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

In July 2013, the FASB issued new guidance regarding derivatives. The guidance permits the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) to be used as a U.S. benchmark interest rate for hedge accounting, in addition to the United States Treasury rate and London Inter-Bank Offered Rate (“LIBOR”). The guidance also removes the restriction on using different benchmark rates for similar hedges. The guidance is effective for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013 and should be applied prospectively. Adoption of the guidance did not have a significant effect on the Company’s financial position, results of operations, and financial statement disclosures.

Future Adoption of New Accounting Pronouncements

In July 2013, the FASB issued updated guidance regarding the presentation of unrecognized tax benefits when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. This new guidance is effective for interim or annual reporting periods that begin after December 15, 2013, and should be applied prospectively, with early application permitted. This guidance is not expected to have a significant effect on the Company’s financial position, results of operations, and financial statement disclosures.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

3.    INVESTMENTS

Fixed Maturities and Equity Securities

The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) as of the dates indicated:

	September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI (3)
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$5,196	$62	$-	$5,258	$-
Obligations of U.S. states and their political subdivisions	66,828	3,398	1,577	68,649	-
Foreign government bonds	25,464	6,636	-	32,100	-
Public utilities	259,819	16,920	3,782	272,957	-
Redeemable preferred stock	-	-	-	-	-
Corporate securities	2,361,234	178,496	13,686	2,526,044	-
Asset-backed securities (1)	177,401	7,382	144	184,639	(1,351)
Commercial mortgage-backed securities	372,540	13,368	4,646	381,262	-
Residential mortgage-backed securities (2)	161,450	6,087	178	167,359	(41)

Total fixed maturities, available-for-sale	$3,429,932	$232,349	$24,013	$3,638,268	$(1,392)

Equity securities, available-for-sale
Common Stocks:
Mutual Funds	$14	$2	$-	$16

Total equity securities, available-for-sale	$14	$2	$-	$16

(1)	Includes credit-tranched securities collateralized by sub-prime mortgages, credit cards, education loans, and other asset types.
(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in “Accumulated other comprehensive income (loss),” or “AOCI,” which were not included in earnings. Amount excludes $1.8 million of net unrealized gains on impaired available-for-sale securities relating to changes in the value of such securities subsequent to the impairment measurement date.

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI (3)
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$4,568	$118	$-	$4,686	$-
Obligations of U.S. states and their political subdivisions	95,107	7,359	350	102,116	-
Foreign government bonds	45,733	9,796	-	55,529	-
Public utilities	253,566	29,554	569	282,551	-
Redeemable preferred stock	2,565	697	-	3,262	-
Corporate securities	2,622,982	283,117	658	2,905,441	-
Asset-backed securities (1)	179,037	8,772	332	187,477	(3,514)
Commercial mortgage-backed securities	369,187	25,725	10	394,902	-
Residential mortgage-backed securities (2)	254,751	12,735	-	267,486	(48)

Total fixed maturities, available-for-sale	$3,827,496	$377,873	$1,919	$4,203,450	$(3,562)

Equity securities, available-for-sale
Common Stocks:
Mutual Funds (4)	$18	$4	$-	$22

Total equity securities, available-for-sale	$18	$4	$-	$22

(1)	Includes credit-tranched securities collateralized by sub-prime mortgages, credit cards, education loans, and other asset types.
(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in AOCI, which were not included in earnings. Amount excludes $4.1 million of net unrealized gains or losses on impaired available-for-sale securities relating to changes in the value of such securities subsequent to the impairment measurement date.
(4)	Prior period has been reclassified to conform to the current period presentation.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

The amortized cost and fair value of fixed maturities by contractual maturities at September 30, 2013, are as follows:

	Available-for-Sale
	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$710,510	$723,337
Due after one year through five years	849,257	928,836
Due after five years through ten years	679,681	739,249
Due after ten years	479,093	513,586
Asset-backed securities	177,401	184,639
Commercial mortgage-backed securities	372,540	381,262
Residential mortgage-backed securities	161,450	167,359

Total	$3,429,932	$3,638,268

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Asset-backed, commercial mortgage-backed, and residential mortgage-backed securities are shown separately in the table above, as they are not due at a single maturity date.

The following table depicts the sources of fixed maturity proceeds, equity security proceeds, and related investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Fixed maturities, available-for-sale
Proceeds from sales	$59,715	$186,603	$181,143	$380,099
Proceeds from maturities/repayments	249,890	282,052	842,968	655,857
Gross investment gains from sales, prepayments, and maturities	6,506	2,233	14,411	16,266
Gross investment losses from sales and maturities	(2,597)	(109)	(2,694)	(133)

Equity securities, available-for-sale
Proceeds from sales	$4	$-	$5	$-
Proceeds from maturities/repayments	-	-	-	-
Gross investment gains from sales	2	-	2	-
Gross investment losses from sales	-	-	-	-

Fixed maturity and equity security impairments
Net writedowns for other-than-temporary impairment losses on fixed maturities recognized in earnings (1)	$-	$(71)	$-	$(223)
Writedowns for impairments on equity securities	-	-	-	-

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of the impairment.

As discussed in Note 2, a portion of certain other-than-temporary impairment (“OTTI”) losses on fixed maturity securities are recognized in “Other comprehensive income (loss)” (“OCI”). For these securities the net amount recognized in earnings (“credit loss impairments”) represents the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. Any remaining difference between the fair value and amortized cost is recognized in OCI. The following table sets forth the amount of pre-tax credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts.

Credit losses recognized in earnings on fixed maturity securities held by the Company for which a portion of the OTTI loss was recognized in OCI

	Three Months Ended September 30,	Nine Months Ended September 30,
	2013	2013
	(in thousands)
Balance, beginning of period	$1,749	$3,381
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(6)	(1,625)
Additional credit loss impairments recognized in the current period on securities previously impaired	-	-
Increases due to the passage of time on previously recorded credit losses	32	87
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	-	(68)

Balance, end of period	$1,775	$1,775

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended September 30,	Nine Months Ended September 30,
	2012	2012
	(in thousands)
Balance, beginning of period	$3,387	$3,542
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(59)	(190)
Additional credit loss impairments recognized in the current period on securities previously impaired	71	223
Increases due to the passage of time on previously recorded credit losses	28	79
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(114)	(341)

Balance, end of period	$3,313	$3,313

Trading Account Assets

The following table sets forth the composition of “Trading account assets” as of the dates indicated:

	September 30, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities	$-	$-	$1,973	$2,022
Equity securities	4,901	6,326	5,217	5,894

Total trading account assets	$4,901	$6,326	$7,190	$7,916

The net change in unrealized gains (losses) from trading account assets still held at period end, recorded within “Other income” was $0.3 million and $0.2 million of gains during the three months ended September 30, 2013 and 2012, respectively, and $0.7 million of gains and ($0.3) million of losses during the nine months ended September 30, 2013 and 2012, respectively.

Commercial Mortgage and Other Loans

The Company’s commercial mortgage and other loans are comprised as follows, as of the dates indicated:

	September 30, 2013		December 31, 2012
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial and agricultural mortgage loans by property type:
Office	$41,242	10.2%	$59,074	13.8%
Retail	72,727	18.0	71,546	16.7
Apartments/Multi-Family	123,727	30.7	120,066	28.0
Industrial	92,549	23.0	114,619	26.7
Hospitality	5,144	1.3	4,621	1.1
Other	12,432	3.1	9,206	2.0

Total commercial mortgage loans	347,821	86.3	379,132	88.3
Agricultural property loans	55,411	13.7	50,026	11.7

Total commercial and agricultural mortgage loans by property type	403,232	100.0%	429,158	100.0%

Valuation allowance	(1,769)		(2,177)

Total net commercial and agricultural mortgage loans by property type	401,463		426,981

Other Loans
Uncollateralized loans	2,740		-

Total other loans	2,740		-

Total commercial mortgage and other loans	$404,203		$426,981

The commercial mortgage and agricultural property loans are geographically dispersed throughout the United States, Canada and Asia with the largest concentrations in California (19%), Texas (11%), Ohio (9%), and New York (8%) at September 30, 2013.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

Activity in the allowance for losses for all commercial mortgage and other loans, as of the dates indicated, is as follows:

	September 30, 2013	December 31, 2012

	(in thousands)
Allowance for losses, beginning of year	$2,177	$1,501
Addition to / (release of) allowance for losses	(408)	676

Total ending balance (1)	$1,769	$2,177

(1)	Agricultural loans represent $0.2 million of the ending allowance at both September 30, 2013 and December 31, 2012.

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans as of the dates indicated:

	September 30, 2013	December 31, 2012

	(in thousands)
Allowance for Credit Losses:
Ending balance: individually evaluated for impairment (1)	$-	$-
Ending balance: collectively evaluated for impairment (2)	1,769	2,177

Total ending balance	$1,769	$2,177

Recorded Investment (3):
Ending balance gross of reserves: individually evaluated for impairment (1)	$-	$-
Ending balance gross of reserves: collectively evaluated for impairment (2)	405,972	429,158

Total ending balance, gross of reserves	$405,972	$429,158

(1)	There were no loans individually evaluated for impairments at September 30, 2013 and December 31, 2012.
(2)	Agricultural loans collectively evaluated for impairment had a recorded investment of $55 million and $50 million at September 30, 2013 and December 31, 2012 respectively, and a related allowance of $0.2 million for both periods. Uncollateralized loans collectively evaluated for impairment had a recorded investment of $3 million at September 30, 2013 and $0 million at December 31, 2012, respectively, and no related allowance for both periods.
(3)	Recorded investment reflects the balance sheet carrying value gross of related allowance.

Impaired loans include those loans for which it is probable that all amounts due will not be collected according to the contractual terms of the loan agreement. As shown in the table above, there were no impaired commercial mortgage and other loans identified in management’s specific review of probable loan losses and related allowance at September 30, 2013 and December 31, 2012. The average recorded investment in impaired loans with an allowance recorded, before the allowance for losses, was $0 million at both September 30, 2013 and December 31, 2012.

There was no net investment income recognized on these loans for both the periods ended September 30, 2013 and December 31, 2012. See Note 2 for information regarding the Company’s accounting policies for non-performing loans.

Impaired commercial mortgage and other loans with no allowance for losses are loans in which the fair value of the collateral or the net present value of the loans’ expected future cash flows equals or exceeds the recorded investment. The Company had no such loans at September 30, 2013 and December 31, 2012. See Note 2 for information regarding the Company’s accounting policies for non-performing loans.

As described in Note 2, loan-to-value and debt service coverage ratios are measures commonly used to assess the quality of commercial mortgage and other loans. As of September 30, 2013 and December 31, 2012, 100% of the $403 million recorded investment and 85% of the $363 million recorded investment, respectively, had a loan-to-value ratio of less than 80%. As of both September 30, 2013 and December 31, 2012, 96% of the recorded investment had a debt service coverage ratio of 1.0X or greater. As of September 30, 2013 and December 31, 2012, approximately 4% or $15 million and 4% or $17 million, respectively, of the recorded investment had a loan-to-value ratio greater than 100% or debt service coverage ratio less than 1.0X, reflecting loans where the mortgage amount exceeds the collateral value or where current debt payments are greater than income from property operations; none of which related to agricultural or uncollateralized loans. There were no nonaccrual loans as of September 30, 2013.

As of September 30, 2013 and December 31, 2012, all commercial mortgage and other loans were in current status. The Company defines current in its aging of past due commercial mortgage and agricultural loans as less than 30 days past due.

There were no commercial mortgage and other loans in nonaccrual status as of September 30, 2013 and December 31, 2012. Nonaccrual loans are those on which the accrual of interest has been suspended after the loans become 90 days delinquent as to principal or interest payments, or earlier when the Company has doubts about collectability and loans for which a loan-specific reserve has been established. See Note 2 for further discussion regarding non-accrual status loans.

During 2012, the Company sold commercial mortgage loans to an affiliated company. See Note 7 for further discussion regarding related party transactions.

Commercial mortgage and other loans may occasionally be involved in a troubled debt restructuring. These restructurings generally include one or more of the following: full or partial payoffs outside of the original contract terms; changes to interest rates; extensions of maturity; or additions or modifications to covenants. Additionally, the Company may accept assets in full or partial satisfaction of the debt as part of a troubled debt

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

restructuring. When restructurings occur, they are evaluated individually to determine whether the restructuring or modification constitutes a “troubled debt restructuring” as defined by authoritative accounting guidance. The Company does not hold any outstanding investments related to commercial mortgage and other loans that have been restructured in a troubled debt restructuring.

As of September 30, 2013, the Company has not committed to provide additional funds to borrowers that have been involved in a troubled debt restructuring.

Net Investment Income

Net investment income for the three and nine months ended September 30, 2013 and 2012, were from the following sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Fixed maturities, available-for-sale	$45,868	$59,419	$148,402	$190,400
Equity securities, available-for-sale	-	-	-	7
Trading account assets	76	35	137	849
Commercial mortgage and other loans	6,075	6,871	22,478	20,584
Policy loans	176	273	515	625
Short-term investments	77	140	255	503
Other long-term investments	754	6,614	2,183	7,529

Gross investment income	53,026	73,352	173,970	220,497
Less: investment expenses	(1,705)	(1,981)	(5,176)	(6,056)

Net investment income	$51,321	$71,371	$168,794	$214,441

Realized Investment Gains (Losses), Net

Realized investment gains (losses), net, for the three and nine months ended September 30, 2013 and 2012, were from the following sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Fixed maturities	$3,908	$2,056	$11,716	$15,912
Equity securities	1	703	2	703
Commercial mortgage and other loans	52	(483)	420	(588)
Derivatives	(72,935)	(62,916)	(162,600)	(77,590)
Other	(6)	-	(29)	-

Realized investment gains (losses), net	$(68,980)	$(60,640)	$(150,491)	$(61,563)

Accumulated Other Comprehensive Income (Loss)

The balance of and changes in each component of “Accumulated other comprehensive income (loss)” for the nine months ended September 30, 2013 and 2012 are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses) (1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2012	$7	$147,280	$147,287
Change in other comprehensive income before reclassifications	-	(92,502)	(92,502)
Amounts reclassified from AOCI	-	(11,718)	(11,718)
Income tax benefit (expense)	-	36,477	36,477

Balance, September 30, 2013	$7	$79,537	$79,544

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses) (1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2011	$-	$160,712	$160,712
Change in component during period (2)	-	5,548	5,548

Balance, September 30, 2012	$-	$166,260	$166,260

(1)	Includes cash flow hedges of ($4) million and ($3) million as of September 30, 2013 and December 31, 2012, respectively, and ($1) million as of both September 30, 2012 and December 31, 2011.
(2)	Net of taxes.

Reclassifications out of Accumulated Other Comprehensive Income (Loss) (“AOCI”)

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
	(in thousands)
Amounts reclassified from AOCI (1)(2):

Net unrealized investment gains (losses):
Cash flow hedges—Currency/Interest rate (3)	$(47)	$(66)
Net unrealized investment gains (losses) on available-for-sale securities	3,956	11,784

Total net unrealized investment gains (losses) (4)	3,909	11,718

Total reclassifications for the period	$3,909	$11,718

(1)	All amounts are shown before tax.
(2)	Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.
(3)	See Note 5 for additional information on cash flow hedges.
(4)	See table below for additional information on unrealized investment gains (losses), including the impact on deferred policy acquisition and other costs, future policy benefits and policyholders’ dividends.

Net Unrealized Investment Gains (Losses)

Net unrealized investment gains and losses on securities classified as available-for-sale and certain other long-term investments and other assets are included in the Company’s Unaudited Interim Statements of Financial Position as a component of AOCI. Changes in these amounts include reclassification adjustments to exclude from OCI those items that are included as part of “Net income” for a period that had been part of OCI in earlier periods. The amounts for the periods indicated below, split between amounts related to fixed maturity securities on which an OTTI loss has been recognized, and all other net unrealized investment gains and losses, are as follows:

Net Unrealized Investment Gains and Losses on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs and Other Costs	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2012	$545	$(214)	$(100)	$231
Net investment gains (losses) on investments arising during the period	545	-	(191)	354
Reclassification adjustment for gains (losses) included in net income	(731)	-	256	(475)
Impact of net unrealized investment (losses) gains on deferred policy acquisition costs, deferred sales inducements and valuation of business acquired	-	85	(30)	55

Balance, September 30, 2013	$359	$(129)	$(65)	$165

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

All Other Net Unrealized Investment Gains and Losses in AOCI

	Net Unrealized Gains/(Losses) on Investments (1)	Deferred Policy Acquisition Costs and Other Costs	Future Policy Benefits	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2012	$376,777	$(147,089)	$(2,164)	$(80,468)	$147,056
Net investment gains (losses) on investments arising during the period	(157,976)	-	-	55,291	(102,685)
Reclassification adjustment for (losses) gains included in net income	(10,987)	-	-	3,846	(7,141)
Impact of net unrealized investment gains (losses) on deferred policy acquisition costs, deferred sales inducements and valuation of business acquired	-	72,334	-	(25,317)	47,017
Impact of net unrealized investment (gains) losses on future policy benefits	-	-	(7,489)	2,621	(4,868)

Balance, September 30, 2013	$207,814	$(74,755)	$(9,653)	$(44,027)	$79,379

(1)	Includes cash flow hedges. See Note 5 for additional discussion of our cash flow hedges.

The table below presents net unrealized gains (losses) on investments by asset class as of the dates indicated:

	September 30, 2013	December 31, 2012

	(in thousands)
Fixed maturity securities on which an OTTI loss has been recognized	$359	$545
Fixed maturity securities, available-for-sale—all other	207,976	375,409
Equity securities, available-for-sale	2	4
Affiliated notes	3,264	4,386
Derivatives designated as cash flow hedges (1)	(3,506)	(3,068)
Other investments	78	46

Unrealized gains (losses) on investments and derivatives	$208,173	$377,322

(1)	See Note 5 for more information on cash flow hedges.

Duration of Gross Unrealized Loss Positions for Fixed Maturities and Equity Securities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities and equity securities have been in a continuous unrealized loss position, as of the dates indicated:

	September 30, 2013
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale
Obligations of U.S. States and their political subdivisions	$5,550	$464	$6,285	$1,113	$11,835	$1,577
Corporate securities	423,896	16,593	5,510	875	429,406	17,468
Commercial mortgage-backed securities	63,450	4,646	118	-	63,568	4,646
Asset-backed securities	26,645	144	-	-	26,645	144
Residential mortgage-backed securities	6,514	178	-	-	6,514	178

Total	$526,055	$22,025	$11,913	$1,988	$537,968	$24,013

Equity securities, available-for-sale	$-	$-	$-	$-	$-	$-

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

	December 31, 2012
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale
Obligations of U.S. States and their political subdivisions	$7,090	$350	$-	$-	$7,090	$350
Corporate securities	35,248	897	14,867	330	50,115	1,227
Commercial mortgage-backed securities	3,326	10	-	-	3,326	10
Asset-backed securities	13,817	42	2,994	290	16,811	332
Residential mortgage-backed securities	-	-	-	-	-	-

Total	$59,481	$1,299	$17,861	$620	$77,342	$1,919

Equity securities, available-for-sale	$-	$-	$-	$-	$-	$-

The gross unrealized losses, related to fixed maturities at September 30, 2013 and December 31, 2012, are composed of $22.1 million and $1.6 million, respectively, related to high or highest quality securities based on National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $1.9 million and $0.3 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. At September 30, 2013 and December 31, 2012, $0 million of the gross unrealized losses represented declines in value of greater than 20%. At September 30, 2013 $2.0 million of gross unrealized losses of twelve months or more were concentrated in corporate securities and U.S. obligations. At December 31, 2012 $0.6 million of gross unrealized losses of twelve months or more were concentrated in asset-backed securities and the service and manufacturing sectors of the Company’s corporate securities.

In accordance with its policy described in Note 2, the Company concluded that an adjustment to earnings for other-than-temporary impairments for these securities was not warranted at September 30, 2013 or December 31, 2012. These conclusions are based on a detailed analysis of the underlying credit and cash flows on each security. The gross unrealized losses are primarily attributable to credit spread widening and increased liquidity discounts. At September 30, 2013, the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before the anticipated recovery of its remaining amortized cost basis.

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

Level 1 - Fair value is based on unadjusted quoted prices in active markets that are accessible to the Company for identical assets or liabilities. The Company’s Level 1 assets and liabilities primarily include short term investments and equity securities that trade on an active exchange market.

Level 2 - Fair value is based on significant inputs, other than quoted prices included in Level 1, that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability through corroboration with observable market data. Level 2 inputs include quoted market prices in active markets for similar assets and liabilities, quoted market prices in markets that are not active for identical or similar assets or liabilities, and other market observable inputs. The Company’s Level 2 assets and liabilities include: fixed maturities (corporate public and private bonds, most government securities, certain asset-backed and mortgage-backed securities, etc.), certain equity securities (mutual funds, which do not actively trade and are priced based on a net asset value), certain short term investments and certain over-the-counter derivatives.

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

Notes to Unaudited Interim Financial Statements—(Continued)

Assets and Liabilities by Hierarchy Level – The tables below present the balances of assets and liabilities measured at fair value on a recurring basis, as of the dates indicated.

	As of September 30, 2013
	Level 1	Level 2	Level 3	Netting (2)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S Treasury securities and obligations of U.S. government authorities and agencies	$-	$5,258	$-	$-	$5,258
Obligations of U.S. states and their political subdivisions	-	68,649	-	-	68,649
Foreign government bonds	-	32,100	-	-	32,100
Corporate securities	-	2,705,166	93,835	-	2,799,001
Asset-backed securities	-	103,997	80,642	-	184,639
Commercial mortgage-backed securities	-	373,182	8,080	-	381,262
Residential mortgage-backed securities	-	167,359	-	-	167,359

Sub-total	-	3,455,711	182,557	-	3,638,268
Trading account assets:
Equity securities	6,041	-	285	-	6,326

Sub-total	6,041	-	285	-	6,326

Equity securities, available-for-sale	-	16	-	-	16
Short-term investments	152,593	-	-	-	152,593
Other long-term investments	-	103,058	477	(91,700)	11,835
Reinsurance recoverables	-	-	1,252,905	-	1,252,905
Receivables from parent and affiliates	-	19,511	8,285	-	27,796

Sub-total excluding separate account assets	158,634	3,578,296	1,444,509	(91,700)	5,089,739

Separate account assets (1)	132,231	45,209,751	-	-	45,341,982

Total assets	$290,865	$48,788,047	$1,444,509	$(91,700)	$50,431,721

Future policy benefits	$-	$-	$1,304,347	$-	$1,304,347
Other liabilities	-	91,386	-	(91,386)	-

Total liabilities	$-	$91,386	$1,304,347	$(91,386)	$1,304,347

	As of December 31, 2012
	Level 1	Level 2	Level 3	Netting (2)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S Treasury securities and obligations of U.S. government authorities and agencies	$-	$4,686	$-	$-	$4,686
Obligations of U.S. states and their political subdivisions	-	102,116	-	-	102,116
Foreign government securities	-	55,529	-	-	55,529
Corporate securities	-	3,095,699	95,555	-	3,191,254
Asset-backed securities	-	118,179	69,298	-	187,477
Commercial mortgage-backed securities	-	394,902	-	-	394,902
Residential mortgage-backed securities	-	267,486	-	-	267,486

Sub-total	-	4,038,597	164,853	-	4,203,450
Trading account assets:
Asset-backed securities	-	2,022	-	-	2,022
Equity securities	5,687	-	207	-	5,894

Sub-total	5,687	2,022	207	-	7,916

Equity securities, available-for-sale	-	22	-	-	22
Short-term investments	103,761	-	-	-	103,761
Other long-term investments	-	173,348	1,054	(42,352)	132,050
Reinsurance recoverables	-	-	1,732,094	-	1,732,094
Receivables from parent and affiliates	-	20,632	1,995	-	22,627

Sub-total excluding separate account assets	109,448	4,234,621	1,900,203	(42,352)	6,201,920

Separate account assets (1)	122,142	44,479,578	-	-	44,601,720

Total assets	$231,590	$48,714,199	$1,900,203	$(42,352)	$50,803,640

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

	As of December 31, 2012
	Level 1	Level 2	Level 3	Netting (2)	Total
	(in thousands)
Future policy benefits	$-	$-	$1,793,137	$-	$1,793,137
Other liabilities	-	42,352	-	(42,352)	-

Total liabilities	$-	$42,352	$1,793,137	$(42,352)	$1,793,137

(1)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Statements of Financial Position.
(2)	“Netting” amounts represent swap variation margin of $0.3 million and $0 million as of September 30, 2013 and December 31, 2012, respectively, and the impact of offsetting asset and liability positions held with the same counterparty.

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

Internally-developed valuations or indicative broker quotes are also used to determine fair value in circumstances where vendor pricing is not available, or where the Company ultimately concludes that pricing information received from the independent pricing service is not reflective of market activity. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may over-ride the information with an internally developed valuation. As of September 30, 2013 and December 31, 2012 over-rides on a net basis were not material. Pricing service over-rides, internally developed valuations and indicative broker quotes are generally included in Level 3 in the fair value hierarchy.

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

Derivatives classified as Level 3 include structured products. These derivatives are valued based upon models, such as Monte Carlo simulation models and other techniques, that utilize significant unobservable inputs. Level 3 methodologies are validated through periodic comparison of the Company’s fair values to external broker-dealer values. As of September 30, 2013 and December 31, 2012, there were derivatives with the fair value of $0 and $0.739 million, respectively, classified within Level 3, and all other derivatives were classified within Level 2. See Note 5 for more details on the fair value of derivative instruments by primary underlying.

Short-Term Investments – Short-term investments include money market instruments and other highly liquid debt instruments. Certain money market instruments are valued using unadjusted quoted prices in active markets that are accessible for identical assets and are primarily classified as Level 1. The remaining instruments in this category are generally fair valued based on market observable inputs, and these investments have primarily been classified within Level 2.

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

Actuarial assumptions, including contractholder behavior and mortality, are reviewed at least annually, and updated based upon emerging experience, future expectations, and other data, including any observable market data, such as available industry studies or market transactions such as acquisitions and reinsurance transactions. These assumptions are generally updated in the third quarter of each year unless a material change that the Company feels is indicative of a long term trend is observed in an interim period.

Transfers between Levels 1 and 2 – There were no transfers between Levels 1 and 2 for the three and nine months ended September 30, 2013. During the three months ended September 30, 2012, $7 million of preferred stock was transferred from Level 1 to Level 2. Additionally, during the three and nine months ended September 30, 2012, $3.2 million of equity securities, available for sale, transferred from Level 1 to Level 2. The assets that transferred were mutual funds that were priced on a net asset value. Both transfers were the result of an ongoing monitoring assessment of pricing inputs to ensure appropriateness of the level classification in the fair value hierarchy. Transfers between levels are generally reported at the values as of the beginning of the period in which the transfers occur.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

Level 3 Assets and Liabilities by Price Source – The tables below present the balances of Level 3 assets and liabilities measured at fair value with their corresponding pricing sources.

	As of September 30, 2013
	Internal (1)	External (2)	Total
	(in thousands)
Corporate securities	$91,777	$2,058	$93,835
Asset-backed securities	-	80,642	80,642
Commercial mortgage-backed securities	-	8,080	8,080
Equity securities	-	285	285
Other long-term Investments	-	477	477
Reinsurance recoverables	1,252,905	-	1,252,905
Receivables from parent and affiliates	-	8,285	8,285

Total assets	$1,344,682	$99,827	$1,444,509

Future policy benefits	1,304,347	-	1,304,347

Total liabilities	$1,304,347	$-	$1,304,347

	As of December 31, 2012
	Internal (1)	External (2)	Total
	(in thousands)
Corporate securities	$92,263	$3,292	$95,555
Asset-backed securities	-	69,298	69,298
Equity securities	-	207	207
Other long-term Investments	739	315	1,054
Reinsurance recoverables	1,732,094	-	1,732,094
Receivables from parent and affiliates	-	1,995	1,995

Total assets	$1,825,096	$75,107	$1,900,203

Future policy benefits	1,793,137	-	1,793,137

Total liabilities	$1,793,137	$-	$1,793,137

(1)	Represents valuations which could incorporate internally-derived and market inputs. See below for additional information related to internally-developed valuation for significant items in the above table.
(2)	Represents unadjusted prices from independent pricing services and independent non-binding broker quotes where pricing inputs are not readily available.

Quantitative Information Regarding Internally Priced Level 3 Assets and Liabilities – The tables below present quantitative information on significant internally priced Level 3 assets and liabilities.

	As of September 30, 2013
	Fair Value	Primary Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value (1)
	(in thousands)
Assets:

Corporate securities	$91,777	Discounted cash flow	Discount rate	3.55%	15.00%	3.93%	Decrease
Reinsurance recoverables	$1,252,905	Fair values are determined in the same manner as future policy benefits
Liabilities:

Future policy benefits (2)	$1,304,347	Discounted cash flow	Lapse rate (3)	0%	11%		Decrease

			NPR spread (4)	0.08%	1.32%		Decrease
			Utilization rate (5)	70%	94%		Increase
			Withdrawal rate (6)	86%	100%		Increase
			Mortality rate (7)	0%	13%		Decrease
			Equity Volatility curve	16%	28%		Increase

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

	As of December 31, 2012
	Fair Value	Primary Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value (1)
	(in thousands)
Assets:

Corporate securities	$92,263	Discounted cash flow	Discount rate	3.27%	17.50%	3.74%	Decrease
		Cap at call price	Call price	100.00%	100.00%		Increase
Reinsurance recoverables	$1,732,094	Fair values are determined in the same manner as future policy benefits
Liabilities:

Future policy benefits (2)	$1,793,137	Discounted cash flow	Lapse rate (3)	0%	14%		Decrease

			NPR spread (4)	0.20%	1.60%		Decrease
			Utilization rate (5)	70%	94%		Increase
			Withdrawal rate (6)	85%	100%		Increase
			Mortality rate (7)	0%	13%		Decrease
			Equity Volatility curve	19%	34%		Increase

(1)	Conversely, the impact of a decrease in input would have the opposite impact for the fair value as that presented in the table.
(2)	Future policy benefits primarily represent general account liabilities for the optional living benefit features of the Company’s variable annuity contracts which are accounted for as embedded derivatives. Since the valuation methodology for these liabilities uses a range of inputs that vary at the contract level over the cash flow projection period, presenting a range, rather than weighted average, is a more meaningful representation of the unobservable inputs used in the valuation.
(3)	Base lapse rates are adjusted at the contract level based on a comparison of the benefit amount and the current contractholder account value as well as other factors, such as the applicability of any surrender charges. A dynamic lapse adjustment reduces the base lapse rate when the benefit amount is greater than the account value, as in-the-money contracts are less likely to lapse. Lapse rates are also generally assumed to be lower for the period where surrender charges apply.
(4)	To reflect NPR, the Company incorporates an additional spread over LIBOR into the discount rate used in the valuation of individual living benefit contracts in a liability position and generally not to those in a contra-liability position. In determining the NPR spread, the Company reflects the financial strength ratings of the Company and its affiliates as these are insurance liabilities and senior to debt. The additional spread over LIBOR is determined by utilizing the credit spreads associated with issuing funding agreements adjusted for any illiquidity risk premium.
(5)	The utilization rate assumption estimates the percentage of contracts that will utilize the benefit during the contract duration, and begin lifetime withdrawals at various time intervals from contract inception. The remaining contractholders are assumed to either begin lifetime withdrawals immediately or never utilize the benefit. These assumptions vary based on the product type, the age of the contractholder, and the age of the contract. The impact of changes in these assumptions is highly dependent on the contract type and age of the contractholder at the time of the sale and the timing of the first lifetime income withdrawal.
(6)	The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. The fair value of the liability will generally increase the closer the withdrawal rate is to 100%.
(7)	Range reflects the mortality rate for the vast majority of business with living benefits, with contractholders ranging from 35 to 90 years old. While the majority of living benefits have a minimum age requirement, certain benefits do not have an age restriction. This results in contractholders for certain benefits with mortality rates approaching 0%. Based on historical experience, the Company applies a set of age and duration specific mortality rate adjustments compared to standard industry tables. A mortality improvement assumption is also incorporated into the overall mortality table.

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

Future Policy Benefits – The unobservable contractholder behavior inputs related to the liability for the optional living benefit features of the Company’s variable annuity contracts included in future policy benefits are generally based on emerging experience, future expectations, and other data. While experience for these products is still emerging, the Company expects efficient benefit utilization and withdrawal rates to generally be correlated with lapse rates. However, contractholder behavior is generally highly dependent on the facts and circumstances surrounding the individual contractholder, such as their liquidity needs or tax situation, which could drive lapse behavior independent of other contractholder behavior assumptions. The dynamic lapse adjustment assumes lower lapses when the benefit amount is greater than the account value, as in-the-money contracts are less likely to lapse. Therefore, to the extent more efficient contractholder behavior results in greater in-the-moneyness at the contract level, the dynamic lapse function will reduce lapse rates for those contracts. Similarly, to the extent that increases in equity volatility are correlated with overall declines in the capital markets, the dynamic lapse function will lower overall lapse rates as contracts become more in-the-money.

Valuation Process for Fair Value Measurements Categorized within Level 3 – The Company has established an internal control infrastructure over the valuation of financial instruments that requires ongoing oversight by its various Business Groups. These management control functions are

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

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

The Company has also established policies and guidelines that require the establishment of valuation methodologies and consistent application of such methodologies. These policies and guidelines govern the use of inputs and price source hierarchies and provide controls around the valuation processes. These controls include appropriate review and analysis of investment prices against market activity or indicators of reasonableness, approval of price source changes, price overrides, methodology changes and classification of fair value hierarchy levels. For optional living benefit features of the Company’s variable annuity products, the actuarial valuation unit periodically performs baseline testing of contract input data and actuarial assumptions are reviewed at least annually, and updated based upon emerging experience, future expectations and other data, including any observable market data, such as available industry studies. The valuation policies and guidelines are reviewed and updated as appropriate.

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

	Three Months Ended September 30, 2013
	Fixed Maturities Available-For-Sale

	Corporate Securities	Asset- Backed Securities	Commercial Mortgage- Backed	Trading Account Assets - Equity Securities	Other Long- Term Investments
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$96,192	$86,086	$-	$279	$407
Included in earnings:
Realized investment gains (losses), net	-	-	-	-	(19)
Asset management fees and other income	-	-	-	6	14
Included in other comprehensive income (loss)	1,243	(226)	1	-	-
Net investment income	1,188	88	-	-	-
Purchases	-	-	-	-	75
Sales	-	-	8,079	-	-
Issuances	-	-	-	-	-
Settlements	(266)	(2,310)	-	-	-
Transfers into Level 3 (1)	-	-	-	-	-
Transfers out of Level 3 (1)	(4,522)	-	-	-	-
Other (3)	-	(2,996)	-	-	-

Fair Value, end of period assets/(liabilities)	$93,835	$80,642	$8,080	$285	$477

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$-	$-	$-	$-	$721
Asset management fees and other income	$-	$-	$-	$7	$14

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended September 30, 2013
	Reinsurance Recoverables	Receivables from parent and affiliates	Future Policy Benefits
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$654,058	$5,250	$(669,989)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	539,919	-	(572,570)
Asset management fees and other income	-	-	-
Included in other comprehensive income (loss)	-	39	-
Net investment income	-	-	-
Purchases	58,928	2,996	-
Sales	-	(2,996)	-
Issuances	-	-	(61,788)
Settlements	-	-	-
Transfers into Level 3 (1)	-	-	-
Transfers out of Level 3 (1)	-	-	-
Other (3)	-	2,996	-

Fair Value, end of period assets/(liabilities)	$1,252,905	$8,285	$(1,304,347)

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$545,040	$-	$(577,920)
Asset management fees and other income	$-	$-	$-

	Nine Months Ended September 30, 2013
	Fixed Maturities Available-For-Sale

	Corporate Securities	Asset- Backed Securities	Commercial Mortgage- Backed	Trading Account Assets - Equity Securities	Other Long- Term Investments
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$95,555	$69,298	$-	$207	$1,054
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	49	-	-	-	(740)
Asset management fees and other income	-	-	-	78	51
Included in other comprehensive income (loss)	(2,817)	(215)	18	-	-
Net investment income	3,518	404	-	-	-
Purchases	1,243	25,980	17,169	-	112
Sales	-	-	-	-	-
Issuances	-	-	-	-	-
Settlements	(4,167)	(11,829)	-	-	-
Transfers into Level 3 (1)	4,976	-	-	-	-
Transfers out of Level 3 (1)	(4,522)	-	(9,107)	-	-
Other (3)	-	(2,996)	-	-	-

Fair Value, end of period assets/(liabilities)	$93,835	$80,642	$8,080	$285	$477

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$-	$-	$-	$-	$-
Asset management fees and other income	$-	$-	$-	$79	$51

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

	Nine Months Ended September 30, 2013
	Reinsurance Recoverables	Receivables from parent and affiliates	Future Policy Benefits
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$1,732,094	$1,995	$(1,793,136)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(655,869)	-	674,014
Asset management fees and other income	-	-	-
Included in other comprehensive income (loss)	-	40	-
Net investment income	-	-	-
Purchases	176,680	6,250	-
Sales	-	(2,996)	-
Issuances	-	-	(185,225)
Settlements	-	-	-
Transfers into Level 3 (1)	-	-	-
Transfers out of Level 3 (1)	-	-	-
Other (3)	-	2,996	-

Fair Value, end of period assets/(liabilities)	$1,252,905	$8,285	$(1,304,347)

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$(618,782)	$-	$636,071
Asset management fees and other income	$-	$-	$-

	Three Months Ended September 30, 2012

	Fixed Maturities Available-For- Sale - Corporate Securities	Fixed Maturities Available-For- Sale - Asset Backed Securities	Other Trading Securities - Equity Unaffiliated	Other Long-Term Investments	Reinsurance Recoverables
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$92,461	$51,766	$197	$305	$1,761,274
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	1,567	-	-	(646)	4,037
Asset management fees and other income	-	-	(2)	10	-
Included in other comprehensive income (loss)	2,143	10	-	-	-
Net investment income	1,120	151	-	-	-
Purchases	-	7,992	-	2,089	57,012
Sales	-	-	-	-	-
Issuances	-	-	-	-	-
Settlements	(1,901)	(2,216)	-	(1)	-
Transfers into Level 3 (1)	-	-	-	-	-
Transfers out of Level 3 (1)	-	-	-	-	-

Fair Value, end of period assets/(liabilities)	$95,390	$57,703	$195	$1,757	$1,822,323

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$-	$-	$-	$-	$16,488
Asset management fees and other income	$-	$-	$(2)	$10	$-

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended September 30, 2012
	Future Policy Benefits
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$(1,795,715)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(31,202)
Asset management fees and other income	-
Included in other comprehensive income (loss)	-
Net investment income	-
Purchases	-
Sales	-
Issuances	(59,731)
Settlements	-
Transfers into Level 3 (1)	-
Transfers out of Level 3 (1)	-

Fair Value, end of period assets/(liabilities)	$(1,886,648)

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$(43,763)

	Nine Months Ended September 30, 2012

	Fixed Maturities Available-For-Sale - Corporate Securities	Fixed Maturities Available-For- Sale - Asset Backed Securities	Trading Account Assets - Equity Securities	Other Long- Term Investments	Reinsurance Recoverable
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$89,658	$48,563	$203	$1,213	$1,747,757
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	1,576	-	-	(1,623)	(93,818)
Asset management fees and other income	-	-	(8)	12	-
Included in other comprehensive income (loss)	2,883	963	-	-	-
Net investment income	3,497	502	-	-	-
Purchases	5,400	15,492	-	2,149	168,384
Sales	(29)	-	-	-	-
Issuances	-	-	-	-	-
Settlements	(7,896)	(7,817)	-	6	-
Transfers into Level 3 (1)	11,992	-	-	-	-
Transfers out of Level 3 (1)	(11,691)	-	-	-	-

Fair Value, end of period assets/(liabilities)	$95,390	$57,703	$195	$1,757	$1,822,323

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$-	$-	$-	$-	$(55,459)
Asset management fees and other income	$-	$-	$(8)	$12	$-

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

Nine Months Ended September 30, 2012
Future Policy Benefits
(in thousands)
Fair Value, beginning of period assets/(liabilities)	$(1,783,595)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	73,429
Asset management fees and other income	-
Included in other comprehensive income (loss)	-
Net investment income	-
Purchases	-
Sales	-
Issuances	(176,482)
Settlements	-
Transfers into Level 3 (1)	-
Transfers out of Level 3 (1)	-

Fair Value, end of period assets/(liabilities)	$(1,886,648)

Unrealized gains (losses) for the period relating to Level 3 assets that were still held at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$34,583

(1)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(2)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(3)	“Other” primarily represents reclasses of certain assets between reporting categories.

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

	September 30, 2013					December 31, 2012

	Fair Value				Carrying Amount (1)	Fair Value	Carrying Amount

	Level 1	Level 2	Level 3	Total	Total	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$-	$2,630	$429,280	$431,910	$404,203	$473,964	$426,981
Policy loans	-	-	12,594	12,594	12,594	11,957	11,957
Cash	649	-	-	649	649	266	266
Accrued investment income	-	40,732	-	40,732	40,732	44,656	44,656
Receivables from parent and affiliates	-	27,682	-	27,682	27,682	199	199
Other assets	-	1,035	-	1,035	1,035	12,410	12,410

Total assets	$649	$72,079	$441,874	$514,602	$486,895	$543,452	$496,469

Liabilities:
Policyholders’ Account Balances - Investment contracts	$-	$-	$81,865	$81,865	$83,307	$78,159	$75,242
Cash collateral for loaned securities	-	39,147	-	39,147	39,147	38,976	38,976
Long-term debt	-	428,954	-	428,954	400,000	426,827	400,000
Payables to parent and affiliates	-	51,800	-	51,800	51,800	94,953	94,953
Other liabilities	-	88,332	-	88,332	88,332	99,094	99,094
Separate account liabilities - investment contracts	-	829	-	829	829	964	964

Total liabilities	$-	$609,062	$81,865	$690,927	$663,415	$738,973	$709,229

(1)	Carrying values presented herein differ from those in the Company’s Unaudited Interim Statements of Financial Position because certain items within the respective financial statement captions are not considered financial instruments or out of scope under authoritative guidance relating to disclosures of the fair value of financial instruments. Financial statement captions excluded from the above table are not considered financial instruments.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

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

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

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

The fair value of the living benefit feature embedded derivatives included in “Future policy benefits” was a liability of $1,304 million and $1,793 million as of September 30, 2013 and December 31, 2012, respectively. The fair value of the embedded derivatives related to the reinsurance of certain of these benefits to Pruco Re and Prudential Insurance included in “Reinsurance recoverables” was an asset of $1,253 million and $1,733 million as of September 30, 2013 and December 31, 2012, respectively.

The table below provides a summary of the gross notional amount and fair value of derivatives contracts used in a non-broker-dealer capacity, excluding embedded derivatives which are recorded with the associated host, by the primary underlying. Many derivative instruments contain multiple underlyings.

	September 30, 2013			December 31, 2012
	Notional	Gross Fair Value		Notional	Gross Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities

	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate	$72,247	$361	$(3,886)	$65,612	$192	$(3,309)

Total Qualifying Hedges	$72,247	$361	$(3,886)	$65,612	$192	$(3,309)

Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$2,332,950	$78,215	$(77,657)	$2,332,950	$139,258	$(24,075)
Interest Rate Options	100,000	8,476	-	100,000	15,330	-

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

	September 30, 2013			December 31, 2012
	Notional	Gross Fair Value		Notional	Gross Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities

	(in thousands)
Currency/Interest Rate
Foreign Currency Swaps	$55,919	$451	$(1,912)	$61,126	$1,715	$(2,894)
Credit
Credit Default Swaps	6,050	-	(125)	345,050	411	(1,413)
Equity
Total Return Swaps	207,007	3,893	(1,319)	253,766	193	(3,741)
Equity Options	9,145,307	11,662	(6,486)	7,800,982	16,988	(6,920)

Total Non-Qualifying Hedges	$11,847,233	$102,697	$(87,499)	$10,893,874	$173,895	$(39,043)

Total Derivatives (1)	$11,919,480	$103,058	$(91,385)	$10,959,486	$174,087	$(42,352)

(1)	Excludes embedded derivatives which contain multiple underlyings. The fair value of these embedded derivatives was a liability of $1,304 million and $1,793 million as of September 30, 2013 and December 31, 2012, respectively, included in “Future policy benefits.”

Offsetting Assets and Liabilities

The following table presents recognized derivative instruments (including bifurcated embedded derivatives) that are offset in the balance sheet, and/or are subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in the balance sheet.

	September 30, 2013
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$103,058	$(91,700)	$11,358	$30,143	$41,501

Offsetting of Financial Liabilities:
Derivatives	$91,385	$(91,385)	$-	$-	$-

	December 31, 2012
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$174,087	$(42,352)	$131,735	$-	$131,735

Offsetting of Financial Liabilities:
Derivatives	$42,352	$(42,352)	$-	$-	$-

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

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

The following tables provide the financial statement classification and impact of derivatives used in qualifying and non-qualifying hedge relationships, excluding the offset of the hedged item in an effective hedge relationship:

	Three Months Ended September 30, 2013
	Realized Investment Gains/(Losses)	Net Investment Income	Other Income	Accumulated Other Comprehensive Income (1)
	(in thousands)
Derivatives Designated as Hedging Instruments:
Cash flow hedges
Currency/Interest Rate	$-	$(17)	$(30)	$(2,781)

Total cash flow hedges	-	(17)	(30)	(2,781)

Derivatives Not Qualifying as Hedging Instruments:
Interest Rate	(11,810)	-	-	-
Currency/Interest Rate	(2,137)	-	(23)	-
Credit	(28)	-	-	-
Equity	(14,507)	-	-	-
Embedded Derivatives	(44,453)	-	-	-

Total non-qualifying hedges	(72,935)	-	(23)	-

Total	$(72,935)	$(17)	$(53)	$(2,781)

	Nine Months Ended September 30, 2013
	Realized Investment Gains/(Losses)	Net Investment Income	Other Income	Accumulated Other Comprehensive Income (1)
	(in thousands)
Derivatives Designated as Hedging Instruments:
Cash flow hedges
Currency/Interest Rate	$-	$(68)	$2	$(438)

Total cash flow hedges	-	(68)	2	(438)

Derivatives Not Qualifying as Hedging Instruments:
Interest Rate	(94,040)	-	-	-
Currency/Interest Rate	(353)	-	18	-
Credit	(86)	-	-	-
Equity	(55,934)	-	-	-
Embedded Derivatives	(12,187)	-	-	-

Total non-qualifying hedges	(162,600)	-	18	-

Total	$(162,600)	$(68)	$21	$(438)

	Three Months Ended September 30, 2012
	Realized Investment Gains/(Losses)	Net Investment Income	Other Income	Accumulated Other Comprehensive Income (1)
	(in thousands)
Derivatives Designated as Hedging Instruments:
Cash flow hedges
Currency/Interest Rate	$-	$(33)	$(4)	$(1,556)

Total cash flow hedges	-	(33)	(4)	(1,556)

Derivatives Not Qualifying as Hedging Instruments:
Interest Rate	(2,942)	-	-	-
Currency/Interest Rate	(1,446)	-	(7)	-
Credit	(53)	-	-	-
Equity	(21,383)	-	-	-
Embedded Derivatives	(37,089)	-	-	-

Total non-qualifying hedges	(62,913)	-	(7)	-

Total	$(62,913)	$(33)	$(11)	$(1,556)

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

	Nine Months Ended September 30, 2012
	Realized Investment Gains/(Losses)	Net Investment Income	Other Income	Accumulated Other Comprehensive Income (1)
	(in thousands)
Derivatives Designated as Hedging Instruments:
Cash flow hedges
Currency/Interest Rate	$-	$(107)	$30	$(494)

Total cash flow hedges	-	(107)	30	(494)

Derivatives Not Qualifying as Hedging Instruments:
Interest Rate	22,912	-	-	-
Currency/Interest Rate	(296)	-	20	-
Credit	140	-	-	-
Equity	(48,576)	-	-	-
Embedded Derivatives	(51,769)	-	-	-

Total non-qualifying hedges	(77,589)	-	20	-

Total	$(77,589)	$(107)	$50	$(494)

(1)	Amounts deferred in “Accumulated other comprehensive income (loss).”

For the three and nine months ended September 30, 2013 the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations and there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.

Presented below is a rollforward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in thousands)
Balance, December 31, 2012	$(3,068)
Net deferred gains (losses) on cash flow hedges from January 1 to September 30, 2013	(504)
Amount reclassified into current period earnings	66

Balance, September 30, 2013	$(3,506)

As of September 30, 2013, the Company did not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 20 years. Income amounts deferred in “Accumulated other comprehensive income (loss)” as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” in the Unaudited Interim Statements of Equity.

Credit Derivatives Written

The Company writes credit derivatives under which the Company is obligated to pay a related party counterparty the referenced amount of the contract and receive in return the defaulted security or similar security. As of September 30, 2013, the Company had no outstanding written credit derivatives. As of December 31, 2012, the Company’s maximum amount at risk under these credit derivatives, assuming the value of the underlying referenced securities become worthless, was $315 million notional of credit default swap (“CDS”) selling protection with an associated fair value of less than $1 million. The underlying credits had NAIC designation ratings of 1 and 2.

The following table sets forth the composition of the Company’s credit derivatives where it has written credit protection by industry category as of the dates indicated.

	September 30, 2013		December 31, 2012
Industry	Notional	Fair Value	Notional	Fair Value
	(in thousands)
Corporate Securities:
Consumer Non-cyclical	$-	$-	$120,000	$146
Capital Goods	-	-	90,000	109
Basic Industry	-	-	40,000	68
Transportation	-	-	25,000	30
Consumer Cyclical	-	-	20,000	29
Energy	-	-	20,000	29

Total Credit Derivatives	$-	$-	$315,000	$411

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

In addition to writing credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of September 30, 2013 and December 31, 2012, the Company had $6 million and $30 million of outstanding notional amounts, reported at fair value as a liability of $0.1 million and $1 million.

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

6.    COMMITMENTS, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS

Commitments

The Company had made commitments to fund $19 million of commercial loans as of September 30, 2013. The Company also made commitments to purchase or fund investments, mostly private fixed maturities, of $19 million as of September 30, 2013.

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed, including matters discussed below. The Company estimates that as of September 30, 2013, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

matters for which such an estimate currently can be made is $0 to approximately $5 million. This estimate is not an indication of expected loss, if any, or the Company’s maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

In January 2013, a qui tam action on behalf of the State of Florida, Total Asset Recovery Services v. Met Life Inc., et al., Manulife Financial Corporation, et. al., Prudential Financial, Inc., The Prudential Insurance Company of America, and Prudential Insurance Agency, LLC., filed in the Circuit Court of Leon County, Florida, was served on Prudential Insurance. The complaint alleges that Prudential Insurance failed to escheat life insurance proceeds to the State of Florida in violation of the Florida False Claims Act and seeks injunctive relief, compensatory damages, civil penalties, treble damages, prejudgment interest, attorneys’ fees and costs. In March 2013, the Company filed a motion to dismiss the complaint. In August 2013, the court dismissed the complaint with prejudice. In September 2013, plaintiff filed an appeal with Florida’s Circuit Court of the Second Judicial Circuit in Leon County.

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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses also include allocations of stock compensation expenses related to a stock option program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock option program and deferred compensation program was less than $1 million for the three months ended September 30, 2013 and 2012, and $1 million and $2 million for the nine months ended September 30, 2013 and 2012, respectively.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

The Company is charged for its share of employee benefits expenses. These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Some of these benefits are based on earnings and length of service. Other benefits are based on an account balance, which takes into consideration age, service and earnings during career. The Company’s share of net expense for the pension plans was less than $1 million for the three months ended September 30, 2013 and 2012, and $2 million for the nine months ended September 30, 2013 and 2012.

Prudential Insurance sponsors voluntary savings plans for the Company’s employees (“401(k) plans”). The 401(k) plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The expense charged to the Company for the matching contribution to the 401(k) plans was less than $1 million for the three months ended September 30, 2013 and 2012, and less than $1 million for the nine months ended September 30, 2013 and $1 million for nine months ended September 30, 2012.

Affiliated Asset Administration Fee Income

In accordance with an agreement with AST Investment Services, Inc., the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust, formerly known as American Skandia Trust. Income received from AST Investment Services, Inc. related to this agreement was $56 million for the three months ended September 30, 2013 and 2012, and $170 million and $169 million for the nine months ended September 30, 2013 and 2012, respectively. These revenues are recorded as “Asset administration fees and other income” in the Unaudited Interim Statements of Operations and Comprehensive Income.

Affiliated Investment Management Expenses

In accordance with an agreement with Prudential Investment Management, Inc. (“PIMI”), the Company pays investment management expenses to PIMI who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PIMI related to this agreement was $2 million for the three months ended September 30, 2013 and 2012, and $5 million and $6 million for the nine months ended September 30, 2013 and 2012, respectively. These expenses are recorded as “Net investment income” in the Unaudited Interim Statements of Operations and Comprehensive Income.

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

Allocated lease expense was less than $1 million for the three months ended September 30, 2013 and 2012, and $2 million and $3 million for the nine months ended September 30, 2013 and 2012, respectively. Allocated sub-lease rental income, recorded as a reduction to lease expense was less than $1 million for the three months ended September 30, 2013 and 2012, and $2 million for the nine months ended September 30, 2013 and 2012.

The Company pays commissions and certain other fees to PAD in consideration for PAD’s marketing and underwriting of the Company’s products. Commissions and fees are paid by PAD to broker-dealers who sold and service the Company’s products. Commissions and fees paid by the Company to PAD were $43 million and $50 million for the three months ended September 30, 2013 and 2012, respectively, and $128 million and $145 million for the nine months ended September 30, 2013 and 2012, respectively.

Debt Agreements

Short-term and Long-term Debt

The Company is authorized to borrow funds up to $2 billion from Prudential Financial and its affiliates to meet its capital and other funding needs. The Company paid off a $28 million short-term debt from PGF on December 12, 2012. Total interest expense on short-term affiliated debt to the Company was less than $1 million for the three months ended September 30, 2013 and 2012, and less than $1 million the nine months ended September 30, 2013 and 2012.

The Company had long-term debt of $400 million outstanding with Prudential Financial as of September 30, 2013 and December 31, 2012. This loan has a fixed interest rate of 4.49% and matures on December 29, 2014. In December 2012, a $200 million partial pay down was made on this outstanding debt. Total interest expense on affiliated long-term debt was $4 million and $7 million for the three months ended September 30, 2013 and 2012, respectively, and $13 million and $20 million for the nine months ended September 30, 2013 and 2012, respectively.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

Reinsurance Agreements

The Company uses reinsurance as part of its risk management and capital management strategies for certain of its optional living benefit features. Fees ceded under these agreements are included in “Realized investment gains (losses), net” on the Unaudited Interim Statement of Operations and Comprehensive Income. The Company ceded fees of $70 million and $67 million to Pruco Re for the three months ended September 30, 2013 and 2012, respectively, and $206 million and $199 million for the nine months ended September 30, 2013 and 2012, respectively. The Company ceded fees of less than $1 million to Prudential Insurance for the three months ended September 30, 2013 and 2012, and less than $1 million and $1 million for the nine months ended September 30, 2013 and 2012, respectively.

The Company’s reinsurance recoverables related to the above product reinsurance agreements were $1.3 billion and $1.7 billion as of September 30, 2013 and December 31, 2012, respectively. The assets are reflected in “Reinsurance recoverables” in the Company’s Unaudited Interim Statements of Financial Position. Realized gains (losses) were $528 million and $(6) million for the three months ended September 30, 2013 and 2012, respectively and $(686) million and $(125) million for the nine months ended September 30, 2013 and 2012, respectively. Changes in realized gains (losses) for the 2013 and 2012 periods were primarily due to changes in market conditions in each respective period, partially offset by unfavorable assumption updates.

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

The Company also sold commercial mortgage loans to an affiliated company during the third quarter of 2013. These securities had an amortized cost of $6 million and a fair value of $6 million. The net difference between historic amortized cost and the fair value was less than $1 million and was recorded as a realized investment gain on the Company’s Unaudited Interim Statement of Operations and Comprehensive Income.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Prudential Annuities Life Assurance Corporation meets the conditions set forth in General Instruction H(1)(a) and (b) on Form 10-Q and is therefore filing this form with the reduced disclosure format.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Prudential Annuities Life Assurance Corporation (“PALAC” or the “Company”), as of September 30, 2013 compared with December 31, 2012, and its results of operations for the three and nine months ended September 30, 2013 and 2012. You should read the following analysis of our financial condition and results of operations in conjunction with the audited Financial Statements, and the “Risk Factors” section included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, the statements under “Forward Looking Statements,” “Risk Factors” and the Unaudited Interim Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Overview

The Company was established in 1969 and has been a provider of variable annuity contracts for the individual market in the United States. The Company’s products have been sold primarily to individuals to provide for long-term savings and retirement needs and to address the economic impact of premature death, estate planning concerns and supplemental retirement income.

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

On August 30, 2013, the Company received approval from the Arizona and Connecticut Departments of Insurance to redomesticate the Company from Connecticut to Arizona effective August 31, 2013. As a result of the redomestication, the Company is now an Arizona insurance company and its principal insurance regulatory authority is the Arizona Department of Insurance. See Note 1 to the Unaudited Interim Financial Statements for additional information.

Regulatory Developments

On September 19, 2013, the Financial Stability Oversight Council (the “Council”) made a final determination that Prudential Financial should be subject to stricter prudential regulatory standards and supervision by the Board of Governors of the Federal Reserve System (as a “Covered Company”) pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act. On October 18, 2013, Prudential Financial confirmed that it would not seek to rescind the final determination of the Council. As a Covered Company under the Dodd-Frank Act, Prudential Financial is now subject to supervision and examination by the Federal Reserve Bank of Boston and to stricter prudential regulatory standards, which include or will include requirements (some of which are subject to future rulemaking) regarding risk-based capital, leverage, liquidity, stress-testing, overall risk management, resolution plans, early remediation, and credit concentration; and may also include additional standards regarding capital, public disclosure, short-term debt limits, and other related subjects as appropriate. Prudential Financial must also seek pre-approval from the Federal Reserve for the acquisition of certain companies engaged in financial activities. See “Business—Regulation” and “Risk Factors” included in our 2012 Annual Report on Form 10-K for more information regarding the potential impact of the Dodd-Frank Act on the Company, including as a result of these stricter prudential standards.

On July 18, 2013, the Financial Stability Board (the “FSB”), consisting of representatives of national financial authorities of the G20 nations, identified Prudential Financial as a global systemically important insurer (“G-SII”). U.S. financial regulators are thereby expected to enhance their regulation of Prudential Financial to achieve a number of regulatory objectives, including enhanced group-wide supervision, enhanced capital standards (including backstop capital and higher loss absorption capacity requirements), and development of a risk management plan (expected to be completed within 12 months of G-SII designation) and recovery and resolution plans (“RRP plans”; expected to be developed and agreed by the end of 2014). Higher loss absorption capacity requirements are expected to begin to be implemented in 2019.

At the direction of the FSB, the International Association of Insurance Supervisors (the “IAIS”) is developing a model framework (“ComFrame”) for the supervision of internationally active insurance groups (“IAIGs”) that contemplates “group wide supervision” across national boundaries. Prudential Financial qualifies as an IAIG. In October 2013, the IAIS announced that it expects to develop a risk-based global insurance capital standard by 2016 applicable to IAIGs, with full implementation scheduled to begin in 2019. In addition, the IAIS seeks to promote the financial stability of IAIGs by endorsing: uniform standards for insurer corporate governance and enterprise risk management; group-wide supervision of IAIGs; a framework for group capital adequacy assessment that accounts for group-wide risks; additional regulatory and disclosure requirements for insurance groups; and the establishment of ongoing supervisory colleges. In October 2013 several of Prudential Financial’s domestic and foreign insurance regulators convened a supervisory college. The purpose of the supervisory college is to promote ongoing supervisory coordination, facilitate the sharing of information among regulators and to enhance each regulator’s understanding of Prudential Financial’s risk profile.

ComFrame also requires each IAIG to conduct its own risk and solvency assessment (“ORSA”) to monitor and manage its overall solvency. In addition, state insurance regulators have focused attention on U.S. insurance solvency regulation pursuant to the NAIC’s “Solvency Modernization Initiative.” This initiative has resulted in the recent adoption of the NAIC Risk Management and Own Risk and Solvency Assessment model act which, following enactment at the state level, will require a large insurer beginning in 2015 to at least annually assess the adequacy of its and its group’s risk management and current and future solvency position.

At this time we cannot predict the final outcome of the above regulatory developments, including what additional capital requirements, compliance and regulatory costs, or other burdens may be imposed on the Company.

In addition, the NAIC, the New York State Department of Financial Services and other regulators have increased their focus on life insurers’ use of captive reinsurance companies. We cannot predict what, if any, changes may result from these reviews. If applicable insurance laws are changed in a way that impairs the use of captive reinsurance companies, our ability to write certain products and efficiently manage their associated risks could be adversely affected and we may need to increase prices on certain products, modify certain products or find alternate financing sources, any of which could adversely affect our competitiveness, capital and financial position and results of operations.

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

Products

The Company’s inforce variable annuities provide its contractholders with tax-deferred asset accumulation together with a base death benefit and a suite of optional guaranteed death and living benefits. The benefit features contractually guarantee the contractholder a return of no less than (1) total deposits made to the contract less any partial withdrawals (“return of net deposits”), (2) total deposits made to the contract less any partial withdrawals plus a minimum return (“minimum return”), and/or (3) the highest contract value on a specified date minus any withdrawals (“contract value”). These guarantees may include benefits that are payable in the event of death, annuitization or at specified dates during the accumulation period and withdrawal and income living benefits payable during specified periods. Certain optional living benefit guarantees include, among other features, the ability to make withdrawals based on the highest daily contract value plus a minimum return, credited for a period of time. This guaranteed contract value is a notional amount that forms the basis for determination of periodic withdrawals for the life of the contractholder, and cannot be accessed as a lump-sum surrender value.

Our variable annuities generally, provide our contractholders with the opportunity to allocate purchase payments to sub-accounts that invest in underlying proprietary and non-proprietary mutual funds, frequently under asset allocation programs, and fixed-rate accounts. The fixed-rate accounts are credited with interest at rates we determine, subject to certain minimums. We also offered fixed annuities that provide a guarantee of principal and interest credited at rates we determine, subject to certain contractual minimums. Certain investments made in the fixed-rate accounts of our variable annuities and certain fixed annuities impose a market value adjustment if the invested amount is not held to maturity.

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

Our risk management strategy helps to limit our exposure to certain of these risks primarily through a combination of product design elements, our living benefits hedging program and affiliated reinsurance arrangements. The product design elements we utilize for certain products include, among others, asset allocation restrictions, minimum issuance age requirements, certain limitations on the amount of subsequent contractholder deposits and an asset transfer feature. The objective of the asset transfer feature is to help mitigate our exposure to equity market risk and market volatility by transferring assets between certain variable investment sub-accounts selected by the annuity contractholder and investments that are expected to be more stable (e.g., a bond fund sub-account within the separate account or a fixed-rate account within the general account). The transfers are based on the static mathematical formula used with the particular optional benefit which considers a number of factors, including, but not limited to, the impact of investment performance on the contractholder’s total account value. This occurs at the contractholder level, rather than at the fund level, which we believe enhances our risk mitigation. As of September 30, 2013 approximately $39.8 billion or 83% of total variable annuity account values contain a living benefit feature, compared to approximately $40.0 billion or 82% as of December 31, 2012. As of September 30, 2013 approximately $31.5 billion or 79% of variable annuity account values with living benefit features included an asset transfer feature in the product design, compared to approximately $32.0 billion or 80% as of December 31, 2012.

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

Management believes the accounting policies relating to the following areas are most dependent on the application of estimates and assumptions and require management’s most difficult, subjective, or complex judgments:

—	Deferred policy acquisition costs (“DAC”) and other costs, including deferred sales inducements (“DSI”) and value of business acquired (“VOBA”);
—	Valuation of investments, including derivatives, and the recognition of other-than-temporary impairments;
—	Policyholder liabilities;
—	Taxes on income; and
—	Reserves for contingencies, including reserves for losses in connection with unresolved legal matters.

DAC and Other Costs

We amortize DAC and other costs over the expected lives of the respective contracts, based on our estimates of the level and timing of gross profits on the underlying product. In calculating gross profits, we consider mortality, persistency, and other elements as well as rates of return on investments associated with these contracts, the costs related to our guaranteed minimum death benefit (“GMDB”) and guaranteed minimum income benefit (“GMIB”) and profits and losses related to these contracts that are reported in affiliated legal entities other than the Company as a result of, for example, reinsurance agreements with those affiliated entities. The Company is an indirect subsidiary of Prudential Financial (an SEC registrant) and has extensive transactions and relationships with other subsidiaries of Prudential Financial, including reinsurance agreements, as discussed in Note 7 to the Unaudited Interim Financial Statements. Incorporating all product-related profits and losses in gross profits, including those that are reported in affiliated legal entities, produces an amortization pattern representative of the economics of the products. We estimate the amounts of gross profits that will be included in our U.S. GAAP results and utilize these estimates to calculate amortization rates and expense amounts.

We regularly evaluate and adjust the balances for DAC and other costs for the impact of actual gross profits and changes in our assumptions regarding estimated future gross profits on amortization rates. Additionally, in the third quarter of each year, we perform an annual comprehensive review and update of the assumptions used in evaluating these balances. For the review performed during the third quarter of 2013, our variable annuities business assumes an 8.0% long-term equity expected rate of return and a 5.9% near-term mean reversion equity rate of return as of September 30, 2013. The use of a mean reversion is a common industry practice. Under this approach, we consider historical equity returns over a period of time and initially adjust future projected equity returns over the next four years (the “near-term”) so that the assets are projected to grow at the long-term expected rate of return for the entire period. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 13%, we use our maximum future rate of return.

The weighted average rate of return assumptions consider many factors including asset durations, asset allocations and other factors. We update the near term equity rate of return and our estimate of total gross profits each quarter to reflect the result of the reversion to the mean approach, which assumes a convergence to the long-term equity expected rate of return. These market performance related adjustments to our estimate of total gross profits result in cumulative adjustments to prior amortization, reflecting the application of the new required rate of amortization to all prior periods’ gross profits. The new required rate of amortization is also applied prospectively to future gross profits in calculating amortization in future periods. For additional information on our policies for DAC and other costs and for the remaining critical accounting estimates listed above, see our Annual Report on Form 10-K for the year ended December 31, 2012, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Application of Critical Accounting Estimates.”

Adoption of New Accounting Pronouncements

See Note 2 to our Unaudited Interim Financial Statements for a discussion of newly adopted accounting pronouncements.

Changes in Financial Position

September 30, 2013 versus December 31, 2012

Total assets increased by $0.3 billion, from $52.8 billion at December 31, 2012 to $53.1 billion at September 30, 2013. Separate account assets increased $740 million primarily driven by market appreciation and the impact of the asset transfer feature which moved customer account values from the general account to the separate account due to favorable markets in the first nine months of 2013, partially offset by net outflows on the runoff block and policy charges. DAC and DSI increased $621 million, primarily resulting from the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions due to the annual assumption unlock and the unwind of NPR as a result of tightening of spreads and favorable market conditions. Partially offsetting the above increases was a decrease in Total investments of $657 million, primarily due to asset sales associated with contractholder surrenders, the impact of the asset transfer feature which moved customer account values from the general account to the separate account due to favorable markets in the first nine months of 2013 and a decrease in unrealized gains on fixed maturity securities due to rising interest rates. Reinsurance recoverables decreased $479 million related to the reinsured liability for living benefit embedded derivatives primarily resulting from a decrease in the present value of future expected benefit payments driven by increases in interest rates as well as the impact of equity market appreciation, partially offset by unfavorable annual assumption updates, as discussed below.

Total liabilities decreased by $0.2 billion, from $51.6 billion at December 31, 2012 to $51.4 billion at September 30, 2013. Policyholders’ account balance decreased $677 million driven by account value runoff due to contractholder surrenders and the impact of the asset transfer feature which moved customer account values from the general account to the separate account, as discussed above. Future policy benefits and other policyholder liabilities decreased $504 million primarily driven by a decrease in the liability for living benefit embedded derivatives, as discussed above. Partially offsetting the above decreases was an increase in Separate account liabilities of $740 million offsetting the increase in separate accounts assets above. Income taxes payable increased by $296 million driven by the current year taxes on income.

Total equity increased by $0.5 billion from $1.2 billion at December 31, 2012 to $1.7 billion at September 30, 2013, primarily driven by net income partially offset by a dividend paid to our ultimate parent, Prudential Financial, of $184 million and a decrease in unrealized gains on fixed maturity securities due to rising interest rates.

Results of Operations

2013 versus 2012 Three Month Comparison

Income (Loss) from Operations before Income Taxes

Income from operations before income taxes increased $171 million from an income of $412 million for the quarter ended September 30, 2012 to $583 million for the quarter ended September 30, 2013. The increase was primarily driven by the impact on the amortization of DAC and other costs, and on the reserves for the GMDB and GMIB features, of the mark-to-market of the liability for living benefit embedded derivatives and related hedge positions and of changes in the estimated profitability of the business, as discussed in more detail below. Partially offsetting the benefit from these items was a decrease in Net investment income as a result of lower average annuity account values in the general account, primarily resulting from contractholder surrenders and net transfers from the fixed-rate option in the general account to the separate accounts relating to favorable markets.

The following table reflects the impact on the amortization of DAC and other costs and on the GMDB/GMIB reserves of the mark-to-market of the liability for living benefit embedded derivatives and related hedge positions, and of changes in the estimated profitability of the business.

	Three Months Ended September 30,

	2013	2012

	($ in millions)
	(1)
Impact of the mark-to-market of the liability for living benefit embedded derivatives and related hedge positions	$423	$298
Impacts of changes in the estimated profitability of the business	139	79

Total	$562	$377

(1)	Amounts reflect (charges) or benefits for (increases) or decreases, respectively, in the amortization of DAC and other costs and for GMDB/GMIB reserve (increases) or decreases, respectively.

The impact of the mark-to-market of the liability for living benefit embedded derivatives and related hedge positions was primarily driven by the annual assumption update and changes in the valuation of the reinsured living benefit liabilities related to NPR which we believe to be noneconomic, and choose not to hedge.

The impact of changes in the estimated profitability of the business include adjustments to the amortization of DAC and other costs and to GMDB and GMIB reserves for the impact of the annual assumption update, market performance and current period experience. The $137 million net benefit in the quarter ended September 30, 2013 primarily resulted from an annual review and update of assumptions to reflect our review of emerging experience, future expectations and other data, and other refinements as well as the impact of positive market performance on contractholder accounts relative to our assumptions. The $79 million net benefit in the quarter ended September 30, 2012 was primarily due to the impact of updates to our actuarial assumptions and other refinements as well as the impact of positive market performance on customer accounts relative to our assumptions.

Revenues, Benefits and Expenses

Revenues decreased $30 million, primarily driven by a $20 million decrease in net investment income as a result of lower average annuity account values in the general account, as discussed above. Asset management fees and other decreased $9 million primarily due to the elimination of the administrative service fees as a result of AST’s adoption of the Rule 12b-1 Plan, which is offset by the elimination of the related expenses within General, administrative and other expenses.

Benefits and expenses decreased $201 million, primarily driven by a decrease in policyholders’ benefits of $102 million primarily reflecting a benefit in GMDB/GMIB reserves as a result of the changes in the estimated profitability of the business. Interest credited to policyholders’ account balances, which includes DSI amortization decreased $55 million and DAC amortization decreased $49 million. Changes in DAC and DSI amortization were related to the impact of assumption updates and the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions and the impact of changes in the estimated profitability of the business, as discussed above.

2013 versus 2012 Nine Month Comparison

Income (Loss) from Operations before Income Taxes

Income from operations before income taxes increased $365 million from $602 million for the nine months ended 2012 to $967 million for the nine months ended 2013. The increase was primarily driven by the impact on the amortization of DAC and other costs, and on the reserves for the GMDB and GMIB features, of the mark-to-market of the liability for living benefit embedded derivatives and related hedge positions and of changes in the estimated profitability of the business, as discussed in more detail below. Partially offsetting the benefit from these items was an unfavorable variance related to the mark-to-market of our non-reinsured living benefit features and related hedge positions, primarily due to the annual review and update of assumptions and larger NPR losses in 2013 primarily driven by a decline in the base embedded liability due to rising interest rates, as well as larger net hedging losses mainly driven by fund performance. In addition, net investment income decreased primarily driven by lower average general account assets, primarily resulting from contractholder surrenders and net transfers from the fixed-rate option in the general account to the separate accounts relating to favorable markets and the asset transfer feature.

The following table reflects the impact on the amortization of DAC and other costs and on the GMDB/GMIB reserves of the mark-to-market of the liability for living benefit embedded derivatives and related hedge positions, and of changes in the estimated profitability of the business.

	Nine Months Ended September 30,

	2013	2012

	($ in millions)
	(1)
Impact of the mark-to-market of the liability for living benefit embedded derivatives and related hedge positions	$669	$277
Impacts of changes in the estimated profitability of the business	162	102

Total	$831	$379

(1)	Amounts reflect (charges) or benefits for (increases) or decreases, respectively, in the amortization of DAC and other costs and for GMDB/GMIB reserve (increases) or decreases, respectively.

The impact of the mark-to-market of the liability for living benefit embedded derivatives and related hedge positions was primarily driven by the assumption update and changes in the valuation of the reinsured living benefit liabilities related to NPR which we believe to be noneconomic, and choose not to hedge.

The impacts of changes in the estimated profitability of the business include adjustments to the amortization of DAC and other costs and to GMDB and GMIB reserves for the impacts of assumption updates, market performance and current period experience. The $160 million net benefit in the first nine months of 2013 primarily resulted from an annual review and update of assumptions to reflect our review of emerging experience, future expectations and other data, and other refinements as well as the impact of positive market performance on contractholder accounts relative to our assumptions. The $102 million net benefit in the first nine months of 2012 was primarily due to the impacts of updates to our actuarial assumptions and other refinements as well as the impact of positive market performance on customer accounts relative to our assumptions.

Revenues, Benefits and Expenses

Revenues decreased $145 million, primarily driven by an $89 million decrease in realized investment gains/losses, net, primarily due to an unfavorable variance related to our non-reinsured living benefit features, as discussed above. Net investment income decreased $46 million as a result of lower average annuity account values in the general account, as discussed above. Asset management fees and other decreased $20 million primarily due to the elimination of the administrative service fees as a result of AST’s adoption of the Rule 12b-1 Plan, which is offset by the elimination of the related expenses within General, administrative and other expenses.

Benefits and expenses decreased $509 million, primarily driven by a decrease in DAC amortization of $231 million and a $180 million decrease in Interest credited to policyholders’ account balance, which includes DSI amortization. Changes in DAC and DSI amortization were related to the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions and the impact of changes in the estimated profitability of the business, as discussed above. Policyholders’ benefits decreased $88 million primarily due to a benefit in GMDB/GMIB reserves as a result of assumption updates and changes in the estimated profitability of the business. General, administrative and other expenses decreased $12 million primarily as a result of AST’s adoption of the Rule 12b-1 Plan, as discussed above, and a decrease in initial commissions due to lower sales in 2013.

Income Taxes

The income tax provision amounted to an expense of $182 million and $102 million for the three months ended September 30, 2013 and 2012, respectively. The income tax provision amounted to an expense of $275 million and $157 million for the nine months ended September 30, 2013 and 2012, respectively. The increases in income tax expense were primarily driven by the increases in pre-tax income.

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

In August 2007, the IRS released Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the DRD related to variable life insurance and annuity contracts. In September 2007, the IRS released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54 and informed taxpayers that the U.S. Treasury Department and the IRS intend to address through new guidance the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts. In May 2010, the IRS issued an Industry Director Directive (“IDD”) confirming that the methodology for calculating the DRD set forth in Revenue Ruling 2007-54 should not be followed. The IDD also confirmed that the IRS guidance issued before Revenue Ruling 2007-54, which guidance the Company relied upon in calculating its DRD, should be used to determine the DRD. For the last several years, the revenue proposals included in the Obama Administration’s budgets included a proposal that would change the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through guidance or legislation, could increase actual tax expense and reduce the Company’s consolidated net income. These activities had no impact on the Company’s results for 2012 or for the nine months ended September 30, 2013.

In 2009, the Company joined in filing the consolidated federal tax return with its parent, Prudential Financial. For tax years 2009 through 2013, the Company is participating in the IRS’s Compliance Assurance Program (“CAP”). Under CAP, the IRS assigns an examination team to review completed transactions contemporaneously during these tax years in order to reach agreement with the Company on how they should be reported in the tax returns. If disagreements arise, accelerated resolutions programs are available to resolve the disagreements in a timely manner before the tax returns are filed. It is management’s expectation this program will shorten the time period between the filing of the Company’s federal income tax returns and the IRS’s completion of its examination of the returns.

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

Management monitors the liquidity of Prudential Financial, Prudential Insurance and the Company on a daily basis and projects borrowing and capital needs over a multi-year time horizon through our quarterly planning process. We believe that cash flows from the sources of funds available to us are sufficient to satisfy the current liquidity requirements of Prudential Financial and the Company, including under reasonably foreseeable stress scenarios. We have a capital management framework in place that facilitates the allocation of capital and approval of capital uses, and we forecast capital sources and uses on a quarterly basis. We also employ a “Capital Protection Framework” to ensure the availability of capital resources in order to maintain adequate capitalization and competitive risk-based capital ratios under various stress scenarios.

On June 26, 2013, December 11, 2012 and June 29, 2012 the Company paid extraordinary dividends of $184 million, $160 million and $248 million, respectively, to its parent, Prudential Annuities, Inc.

Capital

The Risk Based Capital, or RBC, ratio is a primary measure of the capital adequacy of the Company. RBC is determined by statutory guidelines and formulas that consider among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. RBC is calculated based on statutory financial statements and risk formulas consistent with NAIC practices. The RBC ratio calculations are intended to assist insurance regulators in measuring the insurer’s solvency and ability to pay future claims. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities, but is available to the public. The RBC ratio is an annual calculation, however, as of September 30, 2013 we estimate that the Company’s RBC ratio exceeds the minimum level required by applicable insurance regulations.

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

We employ a “Capital Protection Framework” to ensure that sufficient capital resources are available to maintain adequate capitalization and a competitive risk based capital ratio, under various stress scenarios. The Capital Protection Framework incorporates the potential impacts from market related stresses, including equity markets, interest rates, and credit losses. Potential sources of capital include on-balance sheet capital, derivatives, reinsurance and contingent sources of capital. Although we continue to enhance our approach, we believe we currently have access to sufficient resources to maintain adequate capitalization and a competitive RBC ratio under a range of potential stress scenarios.

Prudential Financial and the Company use captive reinsurance companies to more effectively manage its reserves and capital on an economic basis and to enable the aggregation and transfer of risks. Pruco Re assumes business from affiliates only. To support the risks they assume, the captives are capitalized to a level we believe is consistent with our “AA” financial strength rating. Pruco Re is a wholly-owned subsidiary of Prudential Financial, domiciled in Arizona, which is the state of domicile of PALAC. In addition to state insurance regulation, Pruco Re is subject to internal policies governing its activities. Prudential Financial provides support to Pruco Re and other captives through net worth maintenance agreements and in the normal course of business will contribute capital to the captives to support business growth and other needs. In addition, in connection with financing arrangements, Prudential Financial guarantees certain of the captives’ obligations.

We also manage certain risks associated with our variable annuity products through arrangements with an affiliated captive reinsurance company. We reinsure variable annuity living benefit guarantees to Pruco Re. This enables Prudential Financial to aggregate these risks within Pruco Re and manage them more efficiently through a hedging program. We believe Pruco Re currently maintains an adequate level of capital and has access to liquidity to support this hedging program. However, Pruco Re’s capital and liquidity needs can vary significantly due to, among other things, changes in equity markets, interest rates, mortality and policyholder behavior. Through our Capital Protection Framework, Prudential Financial holds on-balance sheet capital and maintains access to committed sources of capital that are available to meet these needs as they arise.

Effective August 31, 2013, the Company re-domesticated from Connecticut to Arizona, and, as a result, PALAC is able to claim reinsurance reserve credit for business ceded to Pruco Re without the need for Pruco Re to post collateral.

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

Liquid assets include cash, short-term investments and fixed maturities that are not designated as held-to-maturity and public equity securities. As of September 30, 2013 and December 31, 2012, the Company had liquid assets of $3.8 billion and $4.3 billion, respectively. The portion of liquid assets comprised of cash and short-term investments was $0.2 billion and $0.1 billion as of September 30, 2013 and December 31, 2012, respectively. As of September 30, 2013, $3.4 billion, or 94%, of the fixed maturity investments in company general account portfolios were rated high or highest quality based on NAIC or equivalent rating. The remaining $0.2 billion, or 6%, of these fixed maturity investments were rated other than high or highest quality.

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

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the “Exchange Act”, as amended, as of September 30, 2013. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2013, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factor contained in our 2012 Form 10-K titled “The Dodd-Frank Wall Street Reform and Consumer Protection Act has and will subject the Company, our parent and our affiliates to substantial additional federal regulation and we cannot predict the effect on our business, results of operations, cash flows or financial condition” is hereby updated to note that on September 19, 2013, the Financial Stability Oversight Council (the “Council”) made a final determination that Prudential Financial should be subject to stricter prudential regulatory standards and supervision by the Board of Governors of the Federal Reserve System (as a “Covered Company”) pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act. On October 18, 2013, Prudential Financial confirmed that it would not seek to rescind the final determination of the Council. As a Covered Company under the Dodd-Frank Act, Prudential Financial is now subject to supervision and examination by the Federal Reserve Bank of Boston and to stricter prudential regulatory standards, which include or will include requirements (some of which are subject to future rulemaking) regarding risk-based capital, leverage, liquidity, stress-testing, overall risk management, resolution plans, early remediation, and credit concentration; and may also include additional standards regarding capital, public disclosure, short-term debt limits, and other related subjects as appropriate. Prudential Financial must also seek pre-approval from the Federal Reserve for the acquisition of certain companies engaged in financial activities.

The risk factor titled “Our business is heavily regulated and changes in regulation may reduce our profitability” is hereby updated to note that in October 2013, the IAIS announced that it expects to develop a risk-based global insurance capital standard by 2016 applicable to internationally active insurance groups (“IAIGs”), with full implementation scheduled to begin in 2019. In addition, the IAIS seeks to promote the financial stability of IAIGs by endorsing: uniform standards for insurer corporate governance and enterprise risk management; group-wide supervision of IAIGs; a framework for group capital adequacy assessment that accounts for group-wide risks; additional regulatory and disclosure requirements for insurance groups; and the establishment of ongoing supervisory colleges. The IAIS is developing a model framework (“ComFrame”) for the supervision of IAIGs that contemplates “group wide supervision” across national boundaries. Prudential Financial qualifies as an IAIG. ComFrame requires each IAIG to conduct its own risk and solvency assessment (“ORSA”) to monitor and manage its overall solvency. Also, the National Association of Insurance Commissioners (“NAIC”) has recently adopted the NAIC Risk Management and Own Risk Solvency Assessment model act which, following enactment at the state level, will require a large insurer beginning in 2015 to at least annually assess the adequacy of its and its group’s risk management and current and future solvency position. In October 2013, several of Prudential Financial’s domestic and foreign insurance regulators convened a supervisory college. The purpose of the supervisory college is to promote ongoing supervisory coordination, facilitate the sharing of information among regulators and to enhance each regulator’s understanding of the Company’s risk profile.

In addition, the NAIC, the New York State Department of Financial Services and other regulators recently increased their focus on life insurers’ use of captive reinsurance companies. We cannot predict what, if any, changes may result from these reviews. If applicable insurance laws are changed in a way that impairs the use of captive reinsurance companies, our ability to write certain products and efficiently manage their associated risks could be adversely affected and we may need to increase prices on certain products, modify certain products or find alternate financing sources, any of which could adversely affect our competitiveness, capital and financial position and results of operations.

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

Date: November 13, 2013

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