Form 10-K
period 2013-12-31
PRUDENTIAL ANNUITIES LIFE ASSURANCE CORP/CT
filed 2014-03-10
CIK 881453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes  ☐    No  ☒

As of March 10, 2014, 25,000 shares of the registrant’s Common Stock (par value $100) consisting of 100 voting shares and 24,900 non-voting shares, were outstanding. As of such date, Prudential Annuities, Inc., an indirect wholly owned subsidiary of Prudential Financial, Inc., a New Jersey corporation, owned all of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

The information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and is hereby incorporated by reference herein from, Prudential Financial Inc.’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 2014, to be filed by Prudential Financial, Inc. with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the year ended December 31, 2013.

Prudential Annuities Life Assurance Corporation meets the conditions set forth in General Instruction (I) (1) (a) and (b) on Form 10-K and

is therefore filing this Form 10-K with the reduced disclosure.

FORWARD LOOKING STATEMENTS

Certain of the statements included in this Annual Report on Form 10-K, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Prudential Annuities Life Assurance Corporation. There can be no assurance that future developments affecting Prudential Annuities Life Assurance Corporation will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial markets; (2) the availability and cost of additional debt or equity capital or external financing for our operations; (3) interest rate fluctuations or prolonged periods of low interest rates; (4) the degree to which we choose not to hedge risks, or the potential ineffectiveness or insufficiency of hedging or risk management strategies we do implement, with regard to variable annuity or other product guarantees; (5) any inability to access our credit facilities; (6) reestimates of our reserves for future policy benefits and claims; (7) differences between actual experience regarding mortality, longevity, morbidity, persistency, surrender experience, interest rates, or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (8) changes in our assumptions related to deferred policy acquisition costs or value of business acquired; (9) changes in our financial strength or credit ratings; (10) investment losses, defaults and counterparty non-performance; (11) competition in our product lines and for personnel; (12) changes in tax law; (13) regulatory or legislative changes, including the Dodd-Frank Wall Street Reform and Consumer Protection Act; (14) inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (15) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities; (16) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (17) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (18) interruption in telecommunication, information technology or other operational systems or failure to maintain the security, confidentiality or privacy of sensitive data on such systems; and (19) changes in statutory or accounting principles generally accepted in the United States of America (“U.S. GAAP”), practices or policies. Prudential Annuities Life Assurance Corporation does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in this Annual Report on Form 10-K for a discussion of certain risks relating to our business and investment in our securities.

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

PAI, the direct parent of the Company, may make additional capital contributions to the Company, as needed, to enable the Company to comply with its reserve requirements and fund expenses in connection with its business. PAI is under no obligation to make such contributions and its assets do not back the benefits payable under the Company’s annuity contracts and life insurance. During 2013, 2012, and 2011, PAI made no capital contributions to the Company.

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

Products

The Company has sold a wide array of annuities, including deferred and immediate variable annuities with (1) fixed interest rate allocation options, subject to a market value adjustment, that are registered with the United States Securities and Exchange Commission (the “SEC”), and (2) fixed-rate allocation options not subject to a market value adjustment and not registered with the SEC. In addition, the Company has a relatively small inforce block of variable life insurance policies, but it no longer actively sells such policies.

Beginning in March 2010, the Company ceased offering its existing variable and fixed annuity products (and where offered, the companion market value adjustment option) to new investors upon the launch of a new product line by each of Pruco Life Insurance Company and Pruco Life Insurance Company of New Jersey (which are affiliates of the Company). During 2012, the Company suspended additional customer deposits for variable annuities with certain optional living benefit riders. However, subject to applicable contractual provisions and administrative rules, the Company continues to accept additional customer deposits on certain inforce contracts.

The Company’s inforce variable annuities provide its contractholders with tax-deferred asset accumulation together with a base death benefit and a suite of optional guaranteed death and living benefits and annuitization options. Certain optional living benefit guarantees include, among other features, the ability to make withdrawals based on the highest daily contract value plus a minimum return, credited for a period of time. This guaranteed contract value is a notional amount that forms the basis for determining periodic withdrawals for the life of the contractholder, and cannot be accessed as a lump-sum surrender value. Most contracts also guarantee the contractholder a return of total deposits made to the contract less any partial withdrawals upon death.

Our variable annuities generally provide our contractholders with the opportunity to allocate purchase payments to sub-accounts that invest in underlying proprietary and non-proprietary mutual funds, frequently under asset allocation programs, and fixed-rate accounts. The fixed-rate accounts are credited with interest at rates we determine, subject to certain minimums. We also offered fixed annuities that provide a guarantee of principal and interest credited at rates we determine, subject to certain contractual minimums. Certain investments made in the fixed-rate accounts of our variable annuities and certain fixed annuities impose a market value adjustment if the contract is not held to maturity.

Underwriting and Pricing

We earn asset management fees determined as a percentage of the average assets of the mutual funds in our variable annuity products, net of subadvisory expenses. Additionally, we earn mortality and expense fees for various insurance-related options and features based on the average daily net asset value of the annuity separate accounts or the amount of guaranteed value under the optional living benefit, as applicable. We also receive administrative service fees from many of the proprietary and non-proprietary mutual funds.

We priced our variable annuities based on an evaluation of the risks assumed and considering applicable hedging costs. Our pricing was also influenced by competition and by assumptions regarding contractholder behavior, including persistency, benefit utilization and the timing and efficiency of withdrawals for contracts with living benefit features, as well as other assumptions. Significant deviations in actual experience from our pricing assumptions could have an adverse effect on the profitability of our products. To encourage persistency, most of our variable and fixed annuities have surrender or withdrawal charges for a specified number of years. In addition, the living benefit features of our variable annuity products encourage persistency because the potential value of the living benefit is fully realized only if the contract persists.

We priced our fixed annuities as well as the fixed-rate accounts of our variable annuities based on many assumptions including investment returns, expenses, competition and persistency. We seek to maintain a spread between the return on our general account invested assets and the interest we credit on our fixed annuities and the fixed-rate accounts of our variable annuities.

Reserves

We establish reserves in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for future contractholder benefits and expenses. For our guaranteed minimum death and income benefits, we base the reserves on assumptions we believe to be appropriate for investment yield, persistency, expenses, withdrawal timing and efficiency, and mortality rates. Certain of the living benefit guarantee features on variable annuity contracts are accounted for as embedded derivatives and are carried at fair value. The fair values of these benefit features are calculated as the present value of future expected benefit payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature, and are based on assumptions a market participant would use in valuing these embedded derivatives. These features are generally reinsured with an affiliated company, Pruco Re. We establish liabilities for contractholders’ account balances that represent cumulative gross premium payments plus credited interest and/or fund performance, less withdrawals, and expense and cost of insurance charges.

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

State insurance laws regulate all aspects of our insurance business, and state insurance departments in the fifty states, the District of Columbia and various U.S. territories and possessions, monitor our insurance operations. The Company is domiciled in Arizona and its principal insurance regulatory authority is the Arizona Department of Insurance. Generally, our insurance products must be approved by the insurance regulators in the state in which they are sold. Our insurance products are substantially affected by federal and state tax laws.

Dodd-Frank Wall Street Reform and Consumer Protection Act

As part of the federal government’s response to the financial crisis, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) was signed into law in July 2010. Dodd-Frank directs government agencies and bodies to conduct certain studies and promulgate regulations implementing the law, a process that is underway and expected to continue. Dodd-Frank subjects Prudential Financial to substantial additional federal regulation, primarily as a “Designated Financial Company” as discussed below. We cannot predict with any certainty the results of the studies or the requirements of the regulations recently or not yet adopted or how Dodd-Frank and such regulations will affect the financial markets generally, impact our business, credit or financial strength ratings, results of operations, cash flows or financial condition or make it advisable or require us to hold or raise additional capital.

Regulation as a Designated Financial Company

Dodd-Frank established a Financial Stability Oversight Council (“Council”) which is authorized to subject non-bank financial companies such as Prudential Financial to stricter prudential standards and to supervision by the Board of Governors of the Federal Reserve System (“FRB”) (a “Designated Financial Company”) if the Council determines that material financial distress at Prudential Financial or the scope of Prudential Financial’s activities could pose a threat to the financial stability of the U.S. On September 19, 2013, the Council made a final determination that Prudential Financial is a Designated Financial Company. As a Designated Financial Company, Prudential Financial is now subject to supervision and examination by the Federal Reserve Bank of Boston and to stricter prudential standards, which include or will include requirements and limitations (some of which are the subject of ongoing rule-making) relating to risk-based capital, leverage, liquidity, stress-testing, overall risk management, resolution plans, early remediation, management interlocks and credit concentration; and may also include additional standards regarding capital, public disclosure, short-term debt limits, and other related subjects at the discretion of the FRB and the Council.

Under Dodd-Frank, key aspects of Prudential Financial’s regulation as a Designated Financial Company include:

—

In December 2011, the FRB published for comment proposed rules implementing certain of the new standards. Under the proposed rules, a Designated Financial Company would be required to calculate its minimum risk-based capital and leverage requirements as if it were a bank holding company in accordance with capital requirements published by the FRB for bank holding companies (as further discussed below) and be subject to the minimum risk-based capital and leverage ratios that were in effect for insured depository institutions at the time of the proposed rules: a minimum Tier-1 risk-based capital ratio of 4%, a total risk-based capital ratio of 8% and a Tier 1 leverage ratio of 4%. We cannot predict whether the final rules implementing these standards will require compliance with these proposed minimum ratios, the more stringent minimum ratios currently in effect for insured depository institutions, or other minimum ratios to be established by the FRB. However, the proposed rules indicate that the FRB may consider that adjustments to such requirements may be appropriate with respect to Designated Financial Companies. Designated Financial Companies of Prudential Financial’s size would be required to submit annual capital plans to the FRB demonstrating their ability to satisfy the required capital ratios under baseline and stressed conditions. The FRB indicated in the proposed rules that it intends to issue, in addition to such capital requirements, a proposal requiring a risk-based capital surcharge for such companies, or a subset thereof. The proposed rules also include enhanced liquidity requirements, which would require Designated Financial Companies to maintain a liquidity buffer of highly liquid unencumbered assets sufficient to meet projected cash flows under required stress-testing, and to establish and maintain a contingency funding plan and concentration and other exposure limits to address liquidity needs and risk. Under the proposed rules, a Designated Financial Company would be required to limit its credit exposure to any unaffiliated entity (including sovereign issuers other than the United States) to no more than 25% of its consolidated capital stock and surplus or to no more than 10% with respect to any “major counterparty,” which includes any Designated Financial Company or bank holding company with more than $500 billion of total consolidated assets.

The proposed rules implement, as required by Dodd-Frank, the establishment of an “early remediation” regime, whereby failure to meet defined measures of financial condition (including exceeding certain capital and leverage ratios or market indicator thresholds, the occurrence of adverse stress test results or other financial triggers) would result in remedial action by the FRB. Depending on the degree of financial distress, such remedial action could result in: heightened FRB supervisory review; limitations or prohibitions on capital distributions, acquisitions and/or asset growth; requirements to raise additional capital or take other actions to improve capital adequacy; limitations or on transactions with affiliates; restrictions on product offerings and/or requirements to sell assets; or recommendation for resolution under the special orderly liquidation process discussed further below. The proposed rules would require that a Designated Financial Company determined by the Council to pose a grave threat to financial stability of the U.S., maintain a debt-to-equity ratio of no more than 15-to-1 until the limitation is no longer necessary.

We cannot predict the form in which these proposed regulations ultimately will be adopted. Dodd-Frank authorizes the FRB to tailor its application of enhanced prudential standards to different companies on an individual basis or by category, taking into consideration financial activities involved and other factors. The FRB has stated that it expects to take into account the differences among bank holding companies and Designated Financial Companies, including insurance companies, when applying these enhanced prudential standards. Nevertheless, we cannot predict how the FRB will apply these prudential standards to Prudential Financial as a Designated Financial Company.

—

Section 171 of Dodd-Frank (the Collins Amendment) requires that Designated Financial Companies be subject to capital requirements that are no less stringent than the requirements generally applicable to insured depository institutions and that are not quantitatively lower than the requirements in effect for insured depository institutions as of July 21, 2010. In July 2013, the FRB approved final rules, based on accords established by the Basel Committee on Banking Supervision, that substantially revise the risk-based capital requirements applicable to bank holding companies compared to the current general risk-based capital rules. The rules include provisions affecting the calculation of regulatory capital and risk-weighting of assets, and establish new minimum risk-based capital and leverage ratios and a capital conservation buffer and countercyclical capital buffer. The FRB has also proposed a supplemental leverage ratio for a subset of large banking organizations. The final rules also eliminate the use of external credit ratings to determine risk-weights for regulatory capital purposes. Although Designated Financial Companies are not directly subject to the final rules, and the final rules exempt savings and loan holding companies that are predominantly engaged in insurance activities, the final rules may serve as a “floor” for Designated Financial Companies such as Prudential Financial under the Collins Amendment and provide the basis for the enhanced prudential standards to be applied by the FRB to Designated Financial Companies. Regulations that have been adopted to date include a modification to the general risk-based capital rules in order to address appropriate capital requirements for low-risk assets held by non-bank financial companies such as Prudential Financial, and would permit flexibility in the application of certain capital requirements imposed by Dodd-Frank to non-bank financial companies. We cannot predict what capital regulations the FRB will promulgate with respect to Designated Financial Companies or how or when such capital regulations will be applied to Prudential Financial.

—

As a Designated Financial Company, Prudential Financial is subject to stress tests to be promulgated by the FRB to determine whether, on a consolidated basis, it has the capital necessary to absorb losses as a result of adverse economic conditions. Prudential Financial will be required to submit to annual stress tests conducted by the FRB and to conduct internal annual and semi-annual stress tests to be provided to the FRB. Under final rules published by the FRB in October 2012, Designated Financial Companies must comply with these requirements the calendar year after the year in which a company first becomes subject to the FRB’s minimum regulatory capital requirements discussed above, although the FRB has the discretion to accelerate or extend the effective date. The final rules require baseline, adverse and severely adverse scenarios to be used. The FRB will provide the scenarios to be used in the internal annual stress tests, although companies will be required to develop their own scenarios for the internal semi-annual stress tests. The FRB has indicated that it may tailor the application of the stress test requirements to Designated Financial Companies on an individual basis or by category. Summary results of such stress tests would be required to be publicly disclosed. We cannot predict the manner in which the stress tests will ultimately be designed, conducted and disclosed with respect to Prudential Financial or whether the results of such stress tests will cause us to alter our business practices or affect the perceptions of regulators, rating agencies, customers, counterparties or investors of our financial strength.

—

Under final rules published by the FRB and the Federal Deposit Insurance Corporation (“FDIC”) in November 2011, Prudential Financial is required as a Designated Financial Company to submit to the FRB and FDIC, and periodically update in the event of material events, an annual plan for rapid and orderly dissolution in the event of severe financial distress.

—	As a Designated Financial Company, Prudential Financial must seek pre-approval from the FRB for acquisition of certain companies engaged in financial activities.

—

The Council may recommend that state insurance regulators or other regulators apply new or heightened standards and safeguards for activities or practices we and other insurers or other financial services companies engage in. We cannot predict whether any such recommendations will be made or their effect on our business, results of operations, cash flows or financial condition.

—

As a Designated Financial Company, Prudential Financial could be subject to additional capital requirements for, and other restrictions on, proprietary trading and sponsorship of, and investment in, hedge, private equity and other covered funds.

Other Regulation under Dodd-Frank

Other key aspects of Dodd-Frank’s impact on Prudential Financial include:

—

Dodd-Frank creates a new framework for regulation of the over-the-counter (“OTC”) derivatives markets which could impact various activities of Prudential Global Funding LLC (“PGF”), Prudential Financial and its insurance subsidiaries, which use derivatives for various purposes (including hedging interest rate, foreign currency and equity market exposures). Dodd-Frank generally requires swaps, subject to a determination by the Commodity Futures Trading Commission (“CFTC”) or SEC as to which swaps are covered, entered into by all counterparties except non-financial end users to be executed through a centralized exchange or regulated facility and to be cleared through a regulated clearinghouse. The CFTC has made a determination that certain categories of swaps, including certain types of interest rate swaps, will be subject to the mandatory clearing requirement; it is anticipated that other categories of swaps will become subject to this requirement in the future. Swap dealers and major swap participants (“MSPs”) are subject to capital and margin (i.e., collateral) requirements that will be imposed by the applicable prudential regulator or the CFTC or SEC, as well as business conduct rules and reporting requirements. In November 2012, the Secretary of the Treasury determined to exclude most foreign currency swaps and forwards from the foregoing requirements. We believe Prudential Financial, PGF and Prudential Financial’s insurance subsidiaries should not be considered dealers or MSPs subject to registration and the capital and margin requirements. In April 2013, the CFTC adopted a rule to exempt certain affiliated entities within a corporate group from the foregoing clearing requirements. This exemption is available for swaps entered into between PGF, Prudential Financial and its insurance subsidiaries, such as the Company, subject to certain conditions, including compliance with documentation and reporting requirements. The SEC and CFTC have issued regulations defining “swaps” and are required to determine whether and how “stable value contracts” should be treated as swaps and, although we believe otherwise, various other products offered by our insurance subsidiaries might be treated as swaps; if regulated as swaps, we cannot predict how the rules would be applied to such products or the effect on their profitability or attractiveness to our clients. Finally, the new regulatory scheme imposed on all market participants may increase the costs of hedging generally and, because banking institutions will be required to conduct at least a portion of their OTC derivatives businesses outside their depositary institutions, may affect the credit risk these counterparties pose to us and the degree to which we are able to enter into transactions with such counterparties. We cannot predict the effect of the foregoing on our hedging costs, our hedging strategy or implementation thereof or whether we will need or choose to increase and/or change the composition of the risks we do not hedge.

—

Dodd-Frank established a Federal Insurance Office (“FIO”) within the Department of the Treasury headed by a director appointed by the Secretary of the Treasury. While not having a general supervisory or regulatory authority over the business of insurance, the FIO director performs various functions with respect to insurance, including serving as a non-voting member of the Council and coordinating with the FRB in the application of any stress tests required to be conducted with respect to an insurer. On December 12, 2013, FIO issued its report, as required under Dodd-Frank, on how to modernize and improve the system of insurance regulation in the United States. In its report, FIO advocates closer coordination between state insurance regulators and a harmonization of state insurance laws across a number of insurance regulatory issues and responsibilities and also makes recommendations for direct federal involvement in certain areas of insurance regulation.

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

International and Global Regulatory Initiatives

In addition to the adoption of Dodd-Frank in the United States, lawmakers around the world are actively reviewing the causes of the financial crisis and exploring steps to avoid similar problems in the future. In many respects, this work is being led by the Financial Stability Board (“FSB”), consisting of representatives of national financial authorities of the G20 nations. The G20, the FSB and related governmental bodies have developed proposals to address such issues as financial group supervision, capital and solvency standards, systemic economic risk, corporate governance including executive compensation, and a host of related issues associated with responses to the financial crisis.

On July 18, 2013, the FSB identified Prudential Financial as a global systemically important insurer (“G-SII”). U.S. financial regulators are thereby expected to enhance their regulation of Prudential Financial to achieve a number of regulatory objectives, including:

—	Enhanced group-wide supervision,

—

Enhanced capital standards, including basic capital requirements applicable to all group activities and, for business deemed to be non-traditional/non-insurance, higher loss absorption capacity requirements (expected to begin to be implemented in 2019),

—	Enhanced liquidity planning and management, and

—	Development of a risk reduction plan (expected to be completed within 12 months of G-SII designation) and recovery and resolution plans (expected to be developed and agreed by the end of 2014).

Policy measures applicable to G-SIIs would need to be implemented by legislation or regulation in each applicable jurisdiction. We cannot predict the outcome of Prudential Financial’s identification as a G-SII on the regulation of our businesses.

At the direction of the FSB, the International Association of Insurance Supervisors (the “IAIS”) is developing a model framework (“ComFrame”) for the supervision of internationally active insurance groups (“IAIGs”) that contemplates “group wide supervision” across national boundaries. Prudential Financial qualifies as an IAIG. In October 2013, the IAIS announced that it expects to develop a risk-based global insurance capital standard by 2016 applicable to IAIGs, with full implementation scheduled to begin in 2019. In addition, the IAIS seeks to promote the financial stability of IAIGs by endorsing: uniform standards for insurer corporate governance and enterprise risk management; group-wide supervision of IAIGs; a framework for group capital adequacy assessment that accounts for group-wide risks; additional regulatory and disclosure requirements for insurance groups; and the establishment of ongoing supervisory colleges. ComFrame also requires each IAIG to conduct a group-wide risk and solvency assessment to monitor and manage its overall solvency. At this time, we cannot predict what additional capital requirements, compliance costs or other burdens these requirements would impose on us, if adopted.

U.S. Tax Legislation

The American Taxpayer’s Relief Act (the “Act”) was signed into law on January 2, 2013. The Act permanently extended the reduced Bush-era individual tax rates for certain taxpayers and permanently increased those rates for higher income taxpayers. Higher tax rates increase the benefits of tax deferral on the build-up of value of annuities. The Act also made permanent the current $5 million (indexed for inflation) per person estate tax exemption and increased the top estate tax rate from 35% to 40%.

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

Additionally, legislative or regulatory changes could also impact the amount of taxes that we pay, thereby affecting our net income. For example, the U.S. Treasury Department and the Internal Revenue Service intend to address through guidance the methodology to be followed in determining the dividends received deduction, or DRD, related to variable life insurance and annuity contracts. The DRD reduces the amount of dividend income subject to U.S. tax and is a significant component of the difference between our actual tax expense and expected tax amount determined using the federal statutory tax rate of 35%. For the last several years, the revenue proposals included in the Obama Administration’s budgets (“the Administration’s Revenue Proposals”) included a proposal that would change the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through guidance or legislation, could increase actual tax expense and reduce the Company’s net income.

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

Holding Company Regulation

We are subject to the Arizona insurance holding company law which requires us to register with the insurance department and to furnish annually financial and other information about the operations of the Company. Generally, all transactions with affiliates that affect the Company must be fair and reasonable and, if material, require prior notice and approval or non-disapproval by the Arizona insurance department.

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

State Insurance Regulation

State insurance authorities have broad administrative powers with respect to all aspects of the insurance business including: licensing to transact business; licensing agents; admittance of assets to statutory surplus; regulating premium rates for certain insurance products; approving policy forms; regulating unfair trade and claims practices; establishing reserve requirements and solvency standards; fixing maximum interest rates on life insurance policy loans and minimum accumulation or surrender values; regulating the type, amounts and valuations of investments permitted regulating reinsurance transactions, including the role of captive reinsurers, and other matters.

State insurance laws and regulations require the Company to file financial statements with state insurance departments everywhere it does business in accordance with accounting practices and procedures prescribed or permitted by these departments. The Company’s operations and accounts are subject to examination by those departments at any time.

State insurance departments conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies domiciled in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the National Association of Insurance Commissioners (“NAIC”). During 2013, the Connecticut insurance regulator substantially completed a coordinated risk focused financial examination for the five year period ended December 31, 2011 for the Company as part of the normal five year examination and found no material deficiencies.

Financial Regulation

Dividend Payment Limitations. The Arizona insurance law regulates the amount of dividends that may be paid by the Company. See Note 8 to the Financial Statements for a discussion of dividend restrictions.

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

Insurance Reserves. State insurance laws require us to analyze the adequacy of our reserves annually. Our appointed actuary must submit an opinion that our reserves, when considered in light of the assets we hold with respect to those reserves, make adequate provision for our contractual obligations and related expenses.

We are a licensed insurance company in New York, but are not domiciled in New York. The New York Department of Financial Services (“NY DFS”) has notified us that it does not agree with our calculation of statutory reserves (including the applicable credit for reinsurance) for New York purposes in respect of certain variable annuity products. We are currently in discussions with the NY DFS regarding the proper level of statutory reserves (including the applicable credit for reinsurance) for these products. If we are ultimately required to establish material additional reserves on a New York statutory accounting basis or cause material amounts of additional collateral to be posted with respect to such variable annuity or other products, our ability to deploy capital for other purposes could be affected.

Captive Reinsurance Companies. The NAIC, the NY DFS and other regulators have increased their focus on life insurers’ use of captive reinsurance companies. We cannot predict what, if any, changes may result from these reviews. If applicable insurance laws are changed in a way that impairs the use of captive reinsurance companies, our ability to write certain products and efficiently manage their associated risks could be adversely affected and we may need to increase prices on certain products, modify certain products or find alternate financing sources, any of which could adversely affect our competitiveness, capital and financial position and results of operations.

Solvency Modernization Initiative. State insurance regulators have focused attention on U.S. insurance solvency regulation pursuant to the NAIC’s “Solvency Modernization Initiative.” The Solvency Modernization Initiative focuses on the entire U.S. financial regulatory system and all aspects of financial regulation affecting insurance companies. Though broad in scope, the NAIC has stated that the Solvency Modernization Initiative will focus on: (1) capital requirements; (2) corporate governance and risk management; (3) group supervision; (4) statutory accounting and financial reporting; and (5) reinsurance. This initiative has resulted in the recent adoption of the NAIC Risk Management and Own Risk and Solvency Assessment (“ORSA”) Model Act which, following enactment at the state level, will require larger insurers to, at least annually beginning in 2015, assess the adequacy of its and its group’s risk management and current and future solvency position. We cannot predict the additional capital requirements or compliance costs these requirements may impose.

IRIS Tests. The NAIC has developed a set of financial relationships or tests known as the Insurance Regulatory Information System, or “IRIS,” to assist state regulators in monitoring the financial condition of insurance companies and identifying companies that require special attention or action by insurance regulatory authorities. Generally, regulators will begin to investigate or monitor an insurance company if its ratios fall outside the usual ranges for four or more of the ratios. If an insurance company has insufficient capital, regulators may act to reduce the amount of insurance it can issue. Based on our most recent statutory filing (as of December 31, 2013), the Company is not currently subject to regulatory scrutiny based on these ratios.

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

Insurance Guaranty Association Assessments

Each state has insurance guaranty association laws under which insurers doing business in the state are members and may be assessed by state insurance guaranty associations for certain obligations of insolvent insurance companies to policyholders and claimants. Typically, states assess each member insurer in an amount related to the member insurer’s proportionate share of the business written by all member insurers in the state. While we cannot predict the amount and timing of future assessments on the Company under these laws, we have established estimated reserves for future assessments relating to insurance companies that are currently subject to insolvency proceedings.

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

Our variable annuity products, generally are “securities” within the meaning of federal securities laws, registered under the federal securities laws and subject to regulation by the Securities and Exchange Commission, or “SEC”, and the Financial Industry Regulatory Authority, or “FINRA”. Federal securities regulation may affect investment advice, sales and related activities with respect to these products.

Privacy Regulation

We are subject to federal and state laws and regulations that require financial institutions and other businesses to protect the security and confidentiality of personal information, including health-related and customer information and to notify customers and other individuals about their policies and practices relating to the collection and disclosure of health-related and customer information. State laws regulate use and disclosure of social security numbers. Federal and state laws require notice to affected individuals, law enforcement, regulators and others if there is a breach of the security of certain personal information, including social security numbers, and require holders of certain personal information to protect the security of the data. Federal regulations require financial institutions and creditors to implement effective programs to detect, prevent, and mitigate identity theft. Federal and state laws and regulations regulate the ability of financial institutions to make telemarketing calls and to send unsolicited e-mail or fax messages to consumers and customers. Federal law and regulation regulate the permissible uses of certain personal information, including consumer report information. Federal and state governments and regulatory bodies may be expected to consider additional or more detailed regulation regarding these subjects and the privacy and security of personal information.

Unclaimed Property Laws

We are subject to the laws and regulations of states and other jurisdictions concerning the identification, reporting and escheatment of unclaimed or abandoned funds, and we are subject to audit and examination for compliance with these requirements. For additional discussion of these matters, see “Litigation and Regulatory Matters” in the Note 12 to the Financial Statements.

Segments

The Company currently operates as one reporting segment. Revenues, net income and total assets can be found on the Company’s Statements of Financial Position as of December 31, 2013 and 2012 and Statements of Operations and Comprehensive Income for the years ended December 31, 2013, 2012 and 2011.

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

•

Lapses and surrenders of certain insurance products may increase if a market downturn, increased market volatility or other market conditions result in customers becoming dissatisfied with their investments or products.

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

•

Opportunities for investment of available funds at appropriate returns may be limited, including due to the current low interest rate environment, or other factors, with possible negative impacts on our overall results. Limited opportunities for attractive investments may lead to holding cash for long periods of time and increased use of derivatives for duration management and other portfolio management purposes. The increased use of derivatives may increase the volatility of our U.S. GAAP results and our statutory capital.

•

Regardless of market conditions, certain investments we hold, including private bonds and commercial mortgages, are relatively illiquid. If we needed to sell these investments, we may have difficulty doing so in a timely manner at a price that we could otherwise realize.

•

Certain features of our products and components of investment strategies depend on active and liquid markets, and, if market liquidity is strained or the capacity of the financial markets to absorb our transactions is inadequate, these products may not perform as intended.

•

Fluctuations in our operating results as well as realized gains and losses on our investment and derivative portfolios may impact the Company’s tax profile and its ability to optimally utilize tax attributes.

Our investments, results of operations and financial condition may be adversely affected by adverse developments in the global economy, in the U.S. economy (including as a result of uncertainty about the Federal Reserve’s monetary policy or the ongoing debate over the federal debt ceiling). Global or U.S. economic activity and financial markets may in turn be negatively affected by adverse developments or conditions in specific geographical regions.

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

•

When interest rates rise, policy loans and surrenders and withdrawals of life insurance policies and annuity contracts may increase as policyholders seek to buy products with perceived higher returns, requiring us to sell investment assets potentially resulting in realized investment losses, or requiring us to accelerate the amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired (as defined below). Also, an increase in interest rates accompanied by unexpected extensions of certain lower yielding investments could reduce our profitability.

•	A decline in interest rates accompanied by unexpected prepayments of certain investments could require us to reinvest at lower rates and reduce our profitability.

•	Changes in interest rates coupled with greater than expected client withdrawals for certain products can result in increased costs associated with our guarantees.

•	Changes in the relationship between long-term and short-term interest rates could adversely affect the profitability of some of our products.

•	Changes in interest rates could increase our costs of financing.

•

Our mitigation efforts with respect to interest rate risk are primarily focused on maintaining an investment portfolio with diversified maturities that has a key rate duration profile that is approximately equal to the key rate duration profile of our estimated liability cash flow profile. However, this estimate of the liability cash flow profile is complex and could turn out to be inaccurate, especially during volatile times. In addition, there are practical and capital market limitations on our ability to accomplish this matching. Due to these and other factors we may need to liquidate investments prior to maturity at a loss in order to satisfy liabilities or be forced to reinvest funds in a lower rate environment. Although we take measures to manage the economic risks of investing in a changing interest rate environment, we may not be able to effectively mitigate, and we may sometimes choose based on economic considerations and other factors not to fully mitigate, the interest rate risk of our assets relative to our liabilities.

Recent periods have been characterized by low interest rates. A prolonged period during which interest rates remain at levels lower than those anticipated in our pricing may result in greater costs associated with certain of our product features which guarantee death benefits or income streams for stated periods or for life; higher costs for derivative instruments used to hedge certain of our product risks; or shortfalls in investment income on assets supporting policy obligations, each of which may require us to record charges to increase reserves. In addition to compressing spreads and reducing net investment income, such an environment may cause policies to remain inforce for longer periods than we anticipated in our pricing, potentially resulting in greater claims costs than we expected and resulting in lower overall returns on business inforce. Reflecting these impacts in recoverability and loss recognition testing under U.S. GAAP may require us to accelerate the amortization of deferred policy acquisition costs, or DAC, deferred sales inducements, or DSI and value of business acquired, or VOBA, as well as to increase required reserves for future policyholder benefits. In addition, certain statutory capital and reserve requirements are based on formulas or models that consider interest rates, and a period of low interest rates may continue to increase the statutory capital we are required to hold as well as the amount of assets we must maintain to support statutory reserves.

Adverse capital market conditions could significantly affect our ability to meet liquidity needs, our access to capital and our cost of capital and that of our ultimate parent company, Prudential Financial. Under such conditions, Prudential Financial may seek additional debt or equity capital but may be unable to obtain such.

Adverse capital market conditions could affect the availability and cost of borrowed funds and could impact our ability to refinance existing borrowings, thereby ultimately impacting our profitability and ability to support our businesses. We need liquidity to pay our operating expenses, interest and maturities on our debt. During times of market stress, our internal sources of liquidity may prove to be insufficient and some of our alternative sources of liquidity, such as commercial paper issuance, securities lending and repurchase arrangements and other forms of borrowings in the capital markets, may be unavailable to Prudential Financial.

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

Risks Relating to Estimates, Assumptions and Valuations

Our profitability may decline if mortality experience, longevity experience, morbidity experience, persistency experience, utilization experience or expenses differ significantly from our pricing expectations.

We set prices for many of our insurance and annuity products based upon expected claims and payment patterns, using assumptions for mortality rates, or likelihood of death, longevity rates or likelihood of survival (including the effect of improvement in life expectancy trends), and morbidity rates, or likelihood of sickness or disability, of our policyholders. In addition to the potential effect of natural or man-made disasters, significant changes in mortality, longevity or morbidity could emerge gradually over time, due to changes in the natural environment, the health habits of the insured population, treatment patterns and technologies for disease or disability, the economic environment, or other factors. Pricing of our insurance and deferred annuity products based in part upon expected persistency of these products, which is the probability that a policy or contract will remain inforce from one period to the next. Persistency may be significantly impacted by the value of guaranteed minimum benefits contained in many of our variable annuity products being higher than current account values in light of poor equity market performance or extended periods of low interest rates as well as other factors. Persistency could be adversely affected generally by developments affecting client perception of us, including perceptions arising from adverse publicity. Many of our products also provide our customers with wide flexibility with respect to the amount and timing of premium deposits and/or the amount and timing of withdrawals from the policy’s value. Results may vary based on differences between actual and expected premium deposits and withdrawals for these products especially if these product features are relatively new to the marketplace. Results may vary based on differences between actual and expected benefit utilization. The pricing of certain of our variable annuity products that contain optional living benefit guarantees based on assumptions about utilization rates, or the percentage of contracts that will utilize the benefit during the contract duration, including the timing of the first lifetime income withdrawal. The development of a secondary market for life insurance, including life settlements or “viaticals” and investor owned life insurance, and third-party investor strategies in the annuities business, could adversely affect the profitability of existing business.

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

If our reserves for future policyholder benefits and expenses are inadequate, we may be required to increase our reserves, which would adversely affect our results of operations and financial condition.

We establish reserves in accordance with U.S. GAAP for future policyholder benefits and expenses. While these reserves generally exceed our best estimate of the liability for future benefits and expenses, if we conclude based on updated assumptions that our reserves, together with future premiums, are insufficient to cover future policy benefits and expenses, including unamortized DAC, DSI or VOBA, we would need accelerate the amortization of these DAC, DSI or VOBA balances and then to increase our reserves and incur income statement charges, which would adversely affect our results of operations and financial condition. The determination of our best estimate of the liability is based on data and models that include many assumptions and projections which are inherently uncertain and involve the exercise of significant judgment, including the levels of and/or timing of receipt or payment of premiums, benefits, expenses, interest credits, investment results (including equity market returns), retirement, mortality, longevity, morbidity and persistency. We cannot determine with precision the ultimate amounts that we will pay for, or the timing of payment of, actual benefits and expenses or whether the assets supporting our policy liabilities, together with future premiums, will be sufficient for payment of benefits and expenses. If we conclude that our reserves, together with future premiums, are insufficient to cover future policy benefits and expenses, we may seek to increase premiums where we are able to do so.

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

DAC represents the costs that vary with and are directly related to the acquisition of new and renewal insurance and annuity contracts, and we amortize these costs over the expected lives of the contracts. DSI represents amounts that are credited to a policyholder’s account balance as an inducement to purchase the contract, and we amortize these costs over the expected lives of the contracts. VOBA represents the present value of future profits embedded in acquired annuity contracts and is amortized over the expected lives of the acquired contracts. Management, on an ongoing basis, tests the DAC, DSI and VOBA recorded on our balance sheet to determine if the amount is recoverable under current assumptions. In addition, we regularly review the estimates and assumptions underlying DAC, DSI and VOBA for those products for which we amortize DAC, DSI and VOBA in proportion to gross profits or gross margins. Given changes in facts and circumstances, these tests and reviews could lead to reductions in DAC, DSI and VOBA that could have an adverse effect on the results of our operations and our financial condition. Among other things, significant or sustained equity market declines as well as investment losses could result in acceleration of amortization of the DAC, DSI and VOBA, resulting in a charge to income. As discussed earlier, the amortization of DAC, DSI and VOBA is also sensitive to changes in interest rates.

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

Credit and Counterparty Risks

A downgrade or potential downgrade in our financial strength or Prudential Financial’s credit ratings could increase policy surrenders and withdrawals, increase our borrowing costs and/or hurt our relationships with creditors, distributors or trading counterparties.

A downgrade in our financial strength or Prudential Financial’s credit ratings could potentially, among other things, increase the number or value of policy surrenders and withdrawals, increase our borrowing costs and potentially make it more difficult to borrow funds, adversely affect the availability of financial guarantees, such as letters of credit, cause additional collateral requirements or other required payments under certain agreements, allow our affiliated counterparty to terminate derivative agreements, and/or hurt our relationships with creditors, distributors or trading counterparties thereby potentially negatively affecting our profitability, liquidity and/or capital. In addition, we consider our own risk of non-performance in determining the fair value of certain of our liabilities, including insurance liabilities that are classified as embedded derivatives under U.S. GAAP. Therefore, changes in Prudential Financial’s credit ratings or our financial strength ratings may affect the fair value of our liabilities.

We cannot predict what additional actions rating agencies may take, or what actions we may take in response to the actions of rating agencies, which could adversely affect our business. As with other companies in the financial services industry, our ratings could be downgraded at any time and without advance notice by any rating agency.

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

Certain of our products, particularly our variable annuity products, include guarantees of minimum withdrawal values or income streams for stated periods or for life, which may be in excess of account values. Downturns in equity markets, increased equity volatility, or (as discussed above) reduced interest rates could result in an increase in the valuation of liabilities associated with such guarantees, resulting in increases in reserves and reductions in net income. We use a variety of affiliated reinsurance, hedging and risk management strategies, including product features, to mitigate these risks in part. These strategies may, however, not be fully effective. We and our reinsurance affiliates may also choose not to fully hedge these risks. Hedging instruments may not effectively offset the costs of guarantees or may otherwise be insufficient in relation to our obligations. Hedging instruments also may not change in value correspondingly with associated liabilities due to equity market or interest rate conditions or other reasons. We and our reinsurance affiliate sometimes choose to hedge these risks on a basis that does not correspond to their anticipated or actual impact upon our results of operations or financial position under U.S. GAAP. Changes from period to period in the valuation of these policy benefits, and in the amount of our obligations effectively hedged, will result in volatility in our results of operations and financial position under U.S. GAAP. Estimates and assumptions we make in connection with hedging activities may fail to reflect or correspond to our actual long-term exposure in respect of our guarantees. Further, the risk of increases in the costs of our guarantees not covered by our hedging and other capital and risk management strategies may become more significant due to changes in policyholder behavior driven by market conditions or other factors. The above factors, individually or collectively, may have a material adverse effect on our and our reinsurance affiliates results of operations, financial condition or liquidity.

Regulatory and Legal Risks

Our business is heavily regulated and changes in regulation may adversely affect our results of operations and financial condition.

Our business is subject to comprehensive regulation and supervision. The purpose of this regulation is primarily to protect our customers. Many of the laws and regulations to which we are subject are regularly re-examined, and existing or future laws and regulations may become more restrictive or otherwise adversely affect our operations. The financial market dislocations we have experienced in the recent past have produced, and are expected to continue to produce, extensive changes in existing laws and regulations, and regulatory frameworks, applicable to our business.

Prudential Financial is subject to supervision by the FRB as a “Designated Financial Company” pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank). As a Designated Financial Company, Prudential Financial is expected to be subject to substantial additional regulation as discussed further herein. In addition, the Financial Stability Board (FSB), consisting of representatives of national financial authorities of the G20 nations, identified Prudential Financial as a global systemically important insurer. As a result, U.S. financial regulators are expected to enhance their regulation of Prudential Financial to achieve a number of regulatory objectives. This additional regulation is likely to increase our operational, compliance and risk management costs, and could have an adverse effect on our business, results of operations or financial condition, including potentially increasing our capital levels and therefore reducing our return on capital.

The Company is also subject to the rules and regulations of the SEC relating to public reporting and disclosure, accounting and financial reporting, and corporate governance matters. The Sarbanes-Oxley Act of 2002 and rules and regulations adopted in furtherance of that Act substantially increased the requirements in these and other areas for the Company and certain of our affiliates. Our internal controls over financial reporting may have gaps or other deficiencies and there is no assurance that significant deficiencies or material weaknesses in internal controls may not occur in the future. Any such gaps or deficiencies may require significant resources to remediate and may also expose the Company to litigation, regulatory fines or penalties or other losses.

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

Insurance regulators continue to develop a principles-based reserving approach for life insurance products. The timing and the effect of these changes are uncertain.

We are a licensed insurance company in New York, but are not domiciled in New York. The NY DFS has notified us that it does not agree with our calculation of statutory reserves (including the applicable credit for reinsurance) for New York purposes in respect of certain variable annuity products. We are currently in discussions with the NY DFS regarding the proper level of statutory reserves (including the applicable credit for reinsurance) for these products. If we are ultimately required to establish material additional reserves on a New York statutory accounting basis or cause material amounts of additional collateral to be posted with respect to such variable annuity or other products, our ability to deploy capital for other purposes could be affected.

Recently, the NAIC, the NY DFS and other regulators have increased their focus on life insurers’ use of captive reinsurance companies. We use captive reinsurance subsidiaries in our domestic insurance operations to more effectively manage our reserves and capital on an economic basis and to enable the aggregation and transfer of risks. We cannot predict what, if any, changes may result from the regulatory reviews. If applicable insurance laws are changed in a way that impairs the use of captive reinsurance companies, our ability to write certain products and efficiently manage their associated risks could be adversely affected and we may need to increase prices on certain products, modify certain products or find alternate financing sources, any of which could adversely affect our competitiveness, capital and financial position and results of operations. Given the uncertainty of the ultimate outcome of these reviews, at this time we are unable to estimate their expected effects on our future capital and financial position and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Affiliated Captive Reinsurance” for information on our use of captive reinsurance companies.

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

Currently, there are several proposals to amend state insurance holding company laws to increase the scope of the regulation of insurance holding companies (such as Prudential Financial). These proposals include imposing standards for insurer corporate governance, risk management, group-wide supervision of insurance holding companies, adjustments to risk-based capital calculations to account for group-wide risks, and additional regulatory and disclosure requirements for insurance holding companies. In addition, state insurance regulators have focused attention on U.S. insurance solvency regulation pursuant to the NAIC’s “Solvency Modernization Initiative”, including regulatory review of companies’ risk management practices and analyses. This initiative has resulted in the recent adoption of the NAIC Risk Management and Own Risk and Solvency Assessment (ORSA) Model Act which, following enactment at the state level, will require larger insurers, beginning in 2015, to assess the adequacy of their and their group’s risk management and current and future solvency position. At this time, we cannot predict with any degree of certainty what additional capital requirements, compliance costs or other burdens these requirements may impose on Prudential Financial or its subsidiaries.

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

On September 19, 2013, the Council made a final determination that Prudential Financial should be subject to stricter prudential regulatory standards and supervision by the FRB as a “Designated Financial Company” pursuant to Dodd-Frank, thereby subjecting us to substantial federal regulation, much of it pursuant to regulations not yet promulgated. Dodd-Frank directs existing and newly-created government agencies and bodies to promulgate regulations implementing the law, a process that is underway and expected to continue over the next few years. We cannot predict with any certainty the requirements of the regulations recently or not yet adopted or how Dodd-Frank and such regulations will affect the financial markets generally, impact our business, Prudential Financial’s credit ratings or our financial strength ratings, results of operations, cash flows or financial condition or advise or require us to hold or raise additional capital. Key aspects of Dodd-Frank’s impact on us include:

—

As a Designated Financial Company, Prudential Financial is now subject to supervision and examination by the Federal Reserve Bank of Boston and to stricter prudential standards, which include or will include requirements and limitations (some of which are the subject of ongoing rule-making) relating to risk-based capital, leverage, liquidity and credit concentration, and a requirement to prepare and submit an annual plan for rapid and orderly dissolution in the event of severe financial distress. Failure to meet defined measures of financial condition could result in substantial restrictions on our business and capital distributions. Prudential Financial is now also subject to stress tests to be promulgated by the FRB which could cause Prudential Financial or the Company to alter our business practices or affect the perceptions of regulators, rating agencies, customers, counterparties or investors of our financial strength. We cannot predict the requirements of the regulations not yet adopted or how the FRB will apply these prudential standards to Prudential

Financial as a Designated Financial Company. As a Designated Financial Company, Prudential Financial must also seek pre-approval from the FRB for acquisition of certain companies engaged in financial activities.

—

As a Designated Financial Company, Prudential Financial could also be subject to additional capital requirements for, and other restrictions on, proprietary trading and sponsorship of, and investment in, hedge, private equity and other covered funds.

—

The Council could recommend new or heightened standards and safeguards for activities or practices in which Prudential Financial and other financial services companies engage. We cannot predict whether any such recommendations will be made or their effect on our business, results of operations, cash flows or financial condition.

—

Dodd-Frank creates a new framework for regulation of the OTC derivatives markets which could impact various activities of PGF, Prudential Financial and the Company, which use derivatives for various purposes (including hedging interest rate, foreign currency and equity market exposures). Final regulations adopted could substantially increase the cost of hedging and related operations, affect the profitability of our products or their attractiveness to our clients or cause us to alter our hedging strategy or implementation thereof or increase and/or change the composition of the risks we do not hedge.

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

Foreign governmental actions could subject us to substantial additional regulation.

In addition to the adoption of Dodd-Frank in the United States, the FSB, consisting of representatives of national financial authorities of the G20 nations, and the G20 have issued a series of proposals intended to produce significant changes in how financial companies, particularly companies that are members of large and complex financial groups, should be regulated.

On July 18, 2013, the FSB identified Prudential Financial as a global systemically important insurer (“G-SII”). The framework policy measures for G-SIIs published by the International Association of Insurance Supervisors (the “IAIS”) include enhanced group-wide supervision, enhanced capital standards (including basic capital requirements applicable to all group activities and higher loss absorption capacity requirements for business deemed to be non-traditional/non-insurance), enhanced liquidity planning and management, and development of a risk reduction plan and recovery and resolution plans. Policy measures applicable to G-SIIs would need to be implemented by legislation or regulation in each applicable jurisdiction. We cannot predict the outcome of our identification as a G-SII on the regulation of our businesses.

At the direction of the FSB, the IAIS is developing a ComFrame for the supervision of internationally active insurance groups (“IAIGs”) that contemplates “group wide supervision” across national boundaries, including uniform standards for insurer corporate governance and enterprise risk management, a framework for group capital adequacy assessment that accounts for group-wide risks, and the establishment of ongoing supervisory colleges. Prudential Financial qualifies as an IAIG. In October 2013, the IAIS announced that it expects to develop a risk-based global insurance capital standard applicable to IAIGs with implementation scheduled to begin in 2019. At this time, we cannot predict what additional capital requirements, compliance costs or other burdens these requirements would impose on us, if adopted.

Changes in accounting requirements could negatively impact our reported results of operations and our reported financial position.

Accounting standards are continuously evolving and subject to change. For example, the FASB and International Accounting Standards Board (“IASB”) have ongoing projects to revise accounting standards for insurance contracts. While the final resolution of changes to U.S. GAAP and International Financial Reporting Standards pursuant to these projects is unclear, changes to the manner in which we account for insurance products, or other changes in accounting standards, could have a material effect on our reported results of operations and financial condition. Further, changes in accounting standards may impose special demands on issuers in areas such as corporate governance, internal controls and disclosure, and may result in substantial conversion costs to implement.

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

Congress from time to time considers legislation that could make our products less attractive to consumers, Current U.S. federal income tax laws generally permit certain holders to defer taxation on the build-up of value of annuities and life insurance products until payments are actually made to the holder or other beneficiary and to exclude from taxation the death benefit paid under a life insurance contract. While higher tax rates increase the benefits of tax deferral on the build-up of value of annuities and life insurance, making our products more attractive to consumers, legislation that reduces or eliminates deferral would have a potential negative effect on our products.

Congress, as well as state and local governments, also considers from time to time legislation that could increase the amount of corporate taxes we pay, thereby reducing earnings. For example, changes in the law relating to tax reserving methodologies for term life or universal life insurance policies with secondary guarantees or other products could result in higher current taxes.

The Obama Administration’s Revenue Proposals include proposals which, if enacted, would affect the taxation of life insurance companies and certain life insurance products. The proposals would also change the method used to determine the amount of dividend income received by a life insurance company on assets held in separate accounts used to support products, including variable life insurance and variable annuity contracts, that is eligible for the dividends received deduction, or DRD. The DRD reduces the amount of dividend income subject to tax and is a significant component of the difference between our actual tax expense and the expected tax amount determined using the federal statutory tax rate of 35%. If proposals of this type were enacted, the Company’s actual tax expense could increase, thereby reducing earnings.

The products we have sold have different tax characteristics, in some cases generating tax deductions for the Company. The level of profitability of certain of our products is significantly dependent on these characteristics and our ability to continue to generate taxable income, which is taken into consideration when pricing products and is a component of our capital management strategies. Accordingly, changes in tax law, our ability to generate taxable income, or other factors impacting the availability or value of the tax characteristics generated by our products, could impact product returns. In addition, the adoption of “principles based” approaches for statutory reserves may lead to significant changes to the way tax reserves are determined and thus reduce future tax deductions.

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

Material pending litigation and regulatory matters affecting us, and certain risks to our businesses presented by such matters, are discussed under “Litigation and Regulatory Matters” in Note 12 to the Financial Statements. Our litigation and regulatory matters are subject to many uncertainties, and given their complexity and scope, their outcome cannot be predicted. Our reserves for litigation and regulatory matters may prove to be inadequate. It is possible that our results of operations or cash flow in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation and regulatory matters depending, in part, upon the results of operations or cash flow for such period. In light of the unpredictability of the Company’s litigation and regulatory matters, it is also possible that in certain cases an ultimate unfavorable resolution of one or more pending litigation or regulatory matters could have a material adverse effect on the Company’s financial position.

We may not be able to protect our intellectual property and may be subject to infringement claims.

We rely on a combination of contractual rights with third parties and on copyright, trademark, patent and trade secret laws to establish and protect our intellectual property. Although we endeavor to protect our rights, third parties may infringe or misappropriate our intellectual property. We may have to litigate to enforce and protect our copyrights, trademarks, patents, trade secrets and know-how or to determine their scope, validity or enforceability. This would represent a diversion of resources that may be significant and our efforts may not prove successful. The inability to secure or protect our intellectual property assets could have a material adverse effect on our business and our ability to compete.

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

Interruption in telecommunication, information technology and other operational systems, or a failure to maintain the security, confidentiality or privacy of sensitive data residing on such systems, whether due to actions by us or others, could delay or disrupt our ability to do business and service our customers, harm our reputation, subject us to substantial regulatory sanctions and other claims, lead to a loss of customers and revenues and otherwise adversely affect our business.

Other Risks

Our risk management policies and procedures may prove to be ineffective and leave us exposed to unidentified or unanticipated risk, which could adversely affect our businesses or result in losses.

We have developed an enterprise-wide risk management framework to mitigate risk and loss to the Company, and we maintain policies, procedures and controls intended to identify, measure, monitor, report and analyze the risks to which the Company is exposed.

However, there are inherent limitations to risk management strategies because there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. If our risk management framework proves ineffective, the Company may suffer unexpected losses and could be materially adversely affected. As our businesses change and the markets in which we operate evolve, our risk management framework may not evolve at the same pace as those changes. In times of market stress, unanticipated market movements or unanticipated claims experience resulting from greater than expected mortality, longevity or morbidity, the effectiveness of our risk management strategies may be limited, resulting in losses to the Company. In addition, under difficult or less liquid market conditions, our risk management strategies may not be effective because other market participants may be using the same or similar strategies to manage risk under the same challenging market conditions. In such circumstances, it may be difficult or more expensive for the Company to mitigate risk due to the activity of such other market participants.

Many of our risk management strategies or techniques are based upon historical customer and market behavior and all such strategies and techniques are based to some degree on management’s subjective judgment. We cannot provide assurance that our risk management framework, including the underlying assumptions or strategies, will be accurate and effective.

Management of operational, legal and regulatory risks requires, among other things, policies, procedures and controls to record properly and verify a large number of transactions and events, and these policies, procedures and controls may not be fully effective.

Models are utilized by our businesses and corporate areas primarily to project future cash flows associated with pricing products, calculating reserves and valuing assets, as well as in evaluating risk and determining capital requirements, among other uses. These models may not operate properly and rely on assumptions and projections that are inherently uncertain. As our businesses continue to grow and evolve, the number and complexity of models we utilize expands, increasing our exposure to error in the design, implementation or use of models, including the associated input data and assumptions.

Past or future misconduct by Prudential Insurance’s employees or employees of our vendors could result in violations of law by us, regulatory sanctions and/or serious reputational or financial harm and the precautions we take to prevent and detect this activity may not be effective in all cases. There can be no assurance that controls and procedures that we employ, which are designed to monitor associates’ business decisions and prevent us from taking excessive or inappropriate risks, will be effective. We review our compensation policies and practices as part of our overall risk management program, but it is possible that our compensation policies and practices could inadvertently incentivize excessive or inappropriate risk taking. If our associates take excessive or inappropriate risks, those risks could harm our reputation and have a material adverse effect on our results of operations or financial condition.

In our investments in which we hold a non-controlling interest, or that are managed by third parties, we lack management and operational control over operations, which may prevent us from taking or causing to be taken actions to protect or increase the value of those investments. In those jurisdictions where we are constrained by law from owning a majority interest in jointly owned operations, our remedies in the event of a breach by a joint venture partner may be limited (e.g., we may have no ability to exercise a “call” option).

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

—

Pandemic disease could have a severe adverse effect on our business. The potential impact of such a pandemic on our results of operations and financial position is highly speculative, and would depend on numerous factors, including: the effectiveness of vaccines and the rate of contagion; the regions of the world most affected; the effectiveness of treatment for the infected population; the rates of mortality and morbidity among various segments of the insured population; the collectability of reinsurance; the possible macroeconomic effects of a pandemic on the Company’s asset portfolio; the effect on lapses and surrenders of existing policies, as well as sales of new policies; and many other variables.

The above risks are more pronounced in respect of geographic areas, including major metropolitan centers, where we have concentrations of customers, concentrations of employees or significant operations, and in respect of countries and regions in which we operate subject to a greater potential threat of military action or conflict.

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

Item 6. Selected Financial Data

Omitted pursuant to General Instruction I(2)(a) of Form  10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following analysis of our financial condition and results of operations in conjunction with the Forward-Looking Statements included below the Table of Contents, “Risk Factors,” and the Financial Statements included in this Annual Report on Form 10-K.

Overview

The Company has sold a wide array of deferred and immediate variable annuities with (1) fixed interest rate allocation options, subject to a market value adjustment, that are registered with the United States Securities and Exchange Commission (the “SEC”), and (2) fixed-rate allocation options not subject to a market value adjustment and not registered with the SEC. In addition, the Company has a relatively small inforce block of variable life insurance policies, but it no longer actively sells such policies.

Beginning in March 2010, the Company ceased offering its existing variable annuity products (and where offered, the companion market value adjustment option) to new investors upon the launch of a new product line by each of Pruco Life Insurance Company and Pruco Life Insurance Company of New Jersey (which are affiliates of the Company). These initiatives were implemented to create operational and administrative efficiencies by offering a single product line of annuity products from a more limited group of legal entities. During 2012, the Company suspended additional customer deposits for variable annuities with certain optional living benefit riders. However, subject to applicable contract provisions and administrative rules, the Company continues to accept additional customer deposits on certain inforce contracts.

On August 30, 2013, the Company received approval from the Arizona and Connecticut Departments of Insurance to redomesticate the Company from Connecticut to Arizona effective August 31, 2013. As a result of the redomestication, the Company is now an Arizona insurance company and its principal insurance regulatory authority is the Arizona Department of Insurance. See Note 1 to the Financial Statements for additional information.

Regulatory Developments

On September 19, 2013, the Council made a final determination that Prudential Financial should be subject to stricter prudential regulatory standards and supervision by the Board of Governors of the Federal Reserve System (as a “Designated Financial Company”) pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act. On October 18, 2013, Prudential Financial confirmed that it would not seek to rescind the final determination of the Council. As a Designated Financial Company under the Dodd-Frank Act, Prudential Financial is now subject to supervision and examination by the Federal Reserve Bank of Boston and to stricter prudential regulatory standards, which include or will include requirements (some of which are subject to future rulemaking) regarding risk-based capital and leverage, liquidity, stress-testing, overall risk management, resolution plans, early remediation, and credit concentration; and may also include additional standards regarding capital, public disclosure, short-term debt limits, and other related subjects as appropriate. Prudential Financial must also seek pre-approval from the Federal Reserve for the acquisition of certain companies engaged in financial activities. See “Business—Regulation” and “Risk Factors” included in this Annual Report on Form 10-K for more information regarding the potential impact of the Dodd-Frank Act on the Company, including as a result of these stricter prudential standards.

On July 18, 2013, the FSB, consisting of representatives of national financial authorities of the G20 nations, identified Prudential Financial as a G-SII. U.S. financial regulators are thereby expected to enhance their regulation of Prudential Financial to achieve a number of regulatory objectives, including enhanced group-wide supervision, enhanced capital standards (including basic capital and higher loss absorption capacity requirements), and development of a risk management plan (expected to be completed within 12 months of G-SII designation) and recovery and resolution plans (“RRP plans”; expected to be developed and agreed by the end of 2014). Higher loss absorption capacity requirements are expected to begin to be implemented in 2019.

At the direction of the FSB, the IAIS is developing a ComFrame for the supervision of IAIGs that contemplates “group wide supervision” across national boundaries. Prudential Financial qualifies as an IAIG. In October 2013, the IAIS announced that it expects to develop a risk-based global insurance capital standard by 2016 applicable to IAIGs, with full implementation scheduled to begin in 2019. In addition, the IAIS seeks to promote the financial stability of IAIGs by endorsing: uniform standards for insurer corporate governance and enterprise risk management; group-wide supervision of IAIGs; a framework for group capital adequacy assessment that accounts for group-wide risks; additional regulatory and disclosure requirements for insurance groups; and the establishment of ongoing supervisory colleges. In October 2013 several of Prudential Financial’s domestic and foreign insurance regulators convened a supervisory college. The purpose of the supervisory college is to promote ongoing supervisory coordination, facilitate the sharing of information among regulators and to enhance each regulator’s understanding of Prudential Financial’s risk profile.

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

We are a licensed insurance company in New York, but are not domiciled in New York. The NY DFS has notified us that it does not agree with our calculation of statutory reserves (including the applicable credit for reinsurance) for New York purposes in respect of certain variable annuity products. We are currently in discussions with the NY DFS regarding the proper level of statutory reserves (including the applicable credit for reinsurance) for these products. If we are ultimately required to establish material additional reserves on a New York statutory accounting basis or cause material amounts of additional collateral to be posted with respect to such variable annuity or other products, our ability to deploy capital for other purposes could be affected.

In addition, the NAIC, the NY DFS and other regulators have increased their focus on life insurers’ use of captive reinsurance companies. If applicable insurance laws are changed in a way that impairs the use of captive reinsurance companies, our ability to write certain products and efficiently manage their associated risks could be adversely affected and we may need to increase prices on certain products, modify certain products or find alternate financing sources, any of which could adversely affect our competitiveness, capital and financial position and results of operations.

At this time we cannot predict the final outcome of the above regulatory developments, including what additional capital requirements, compliance and regulatory costs, or other burdens may be imposed on the Company.

Revenues and Expenses

The Company earns revenues from policy charges, fee income, asset administration from insurance and investment products and from net investment income on the investment of general account and other funds. The Company’s operating expenses principally consist of insurance benefits provided and reserves established for anticipated future insurance benefits, general business expenses, commissions and other costs of selling and servicing the various products it sold.

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

Application of Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or U.S. GAAP, requires the application of accounting policies that often involve a significant degree of judgment. Management, on an ongoing basis, reviews estimates and assumptions used in the preparation of financial statements. If management determines that modifications in assumptions and estimates are appropriate given current facts and circumstances, the Company’s results of operations and financial position as reported in the Financial Statements could change significantly.

The following sections discuss the accounting policies applied in preparing our Financial Statements that management believes are most dependent on the application of estimates and assumptions and require management’s most difficult, subjective, or complex judgments.

Deferred Policy Acquisition and Other Costs

We capitalize costs that are directly related to the acquisition of annuity contracts. These costs primarily include commissions, as well as costs of policy issuance and underwriting and certain other expenses that are directly related to successfully negotiated contracts. See Note 2 to our Financial Statements for a discussion of the authoritative guidance adopted effective January 1, 2012, regarding which costs relating to the acquisition of new or renewal contracts qualify for deferral. We have also deferred costs associated with sales inducements related to our variable and fixed annuity contracts. Sales inducements are amounts that are credited to the policyholder’s account balance as an inducement to purchase the contract. For additional information about sales inducements, see Note 7 to the Financial Statements. We generally amortize these deferred policy acquisition costs, or DAC, and deferred sales inducements, or DSI, over the expected lives of the contracts, based on our estimates of the level and timing of gross profits. As described in more detail below, in calculating DAC and DSI amortization we are required to make assumptions about investment returns, mortality, persistency, and other items that impact our estimates of the level and timing of gross profits. We also periodically evaluate the recoverability of our DAC and DSI. For certain contracts, this evaluation is performed as part of our premium deficiency testing, as discussed further below in “—Policyholder Liabilities.” As of December 31, 2013, DAC and DSI were $1,346 million and $809 million, respectively.

Amortization methodologies

We amortize DAC and other costs over the expected lives of the respective contracts, based on our estimates of the level and timing of gross profits on the underlying product. Total gross profits include both actual gross profits and estimates of gross profits for future periods. In calculating gross profits, we consider mortality, persistency, and other elements as well as rates of return on investments associated with these contracts, the costs related to our guaranteed minimum death benefit (“GMDB”) and guaranteed minimum income benefits (“GMIB”) and profits and losses related to the embedded derivative that are reported in affiliated legal entities other than the Company as a result of, for example, reinsurance agreements with those affiliated entities. The Company is an indirect subsidiary of Prudential Financial (an SEC registrant) and has extensive transactions and relationships with other subsidiaries of Prudential Financial, including reinsurance agreements, as discussed in Note 13 to the Financial Statements. Incorporating all product-related profits and losses in gross profits, including those that are reported in affiliated legal entities, produces an amortization pattern representative of the total economics of the products. Actual gross profits also include the impacts of the embedded derivatives associated with certain of the optional living benefit features of our variable annuity contracts and related hedging activities, and actual gross profits used to determine amortization rates include the difference between the change in the fair value of hedge positions and the change in the value of an internally-defined hedge target related to these features. In calculating amortization expense, we estimate the amounts of gross profits that will be included in our U.S. GAAP results, and utilize these estimates to calculate amortization rates and expense amounts. For a further discussion of the amortization of DAC and other costs, see “—Results of Operations.”

We also regularly evaluate and adjust the related DAC and DSI balances with a corresponding charge or credit to current period earnings for the impact of actual gross profits and changes in our projections of estimated future gross profits on our DAC and DSI amortization rates. Adjustments to the DAC and DSI balances include the impact to our estimate of total gross profits of the annual review of assumptions, our quarterly adjustments for current period experience, and our quarterly adjustments for market performance. Each of these adjustments is further discussed below in “Annual assumptions review and quarterly adjustments.”

For additional information regarding the living benefit hedging program and the reinsurance of certain optional living benefit features to Pruco Re, see “Item 1. Business—Products” and Note 13 to the Financial Statements.

Annual assumptions review and quarterly adjustments

Annually, during the third quarter, we perform a comprehensive review of the assumptions used in estimating gross profits for future periods. Over the last several years, the Company’s most significant assumption updates resulting in a change to expected future gross profits and the amortization of DAC and DSI have been related to lapse experience and other contractholder behavior assumptions, mortality, and revisions to expected future rates of returns on investments. These assumptions may also cause potential significant variability in amortization expense in the future. The impact on our results of operations of changes in these assumptions can be offsetting and we are unable to predict their movement or offsetting impact over time.

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

The quarterly adjustments for market performance referred to above reflect the impact of changes to our estimate of total gross profits to reflect actual fund performance and market conditions. A significant portion of gross profits for our variable annuity contracts are dependent upon the total rate of return on assets held in separate account investment options. This rate of return influences the fees we earn, costs we incur associated with the guaranteed minimum death and guaranteed minimum income benefit features related to our variable annuity contracts, as well as other sources of profit. Returns that are higher than our expectations for a given period produce higher than expected account balances, which increase the future fees we expect to earn and decrease the future costs we expect to incur associated with the guaranteed minimum death and guaranteed minimum income benefit features related to our variable annuity contracts. The opposite occurs when returns are lower than our expectations. The changes in future expected gross profits are used to recognize a cumulative adjustment to all prior periods’ amortization.

The near-term future rate of return assumptions used in evaluating DAC and DSI are derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider the historical equity returns over a period of time and initially adjust future projected returns over the next four years (the “near-term”) so that the assets are projected to grow at the long-term expected rate of return for the entire period. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 13%, we use our maximum future rate of return. As of December 31 2013, we assume an 8.0% long-term equity expected rate of return and a 3.9% near-term mean reversion equity rate of return.

We generally update the near term equity rates of return and our estimate of total gross profits each quarter to reflect the result of the reversion to the mean approach, which assumes a convergence to the long-term equity expected rates of return. These market performance related adjustments to our estimate of total gross profits result in cumulative adjustments to prior amortization, reflecting the application of the new required rate of amortization to all prior periods’ gross profits.

DAC and DSI Sensitivities

For variable annuity contracts, DAC and DSI are sensitive to changes in our future rate of return assumptions due primarily to the significant portion of gross profits that is dependent upon the total rate of return on assets held in separate account investment options. The following table provides a demonstration of the sensitivity of each of these balances relative to our future rate of return assumptions by quantifying the adjustments to each balance that would be required assuming both an increase and decrease in our future rate of return by 100 basis points. The sensitivity includes an increase and decrease of 100 basis points to both the near-term future rate of return assumptions used over the next four years, and the long-term expected rate of return used thereafter. The information below is for illustrative purposes only and considers only the direct effect of changes in our future rate of return on the DAC and DSI balances and not changes in any other assumptions such as persistency, mortality, or expenses included in our evaluation of DAC and DSI. Further, this information does not reflect changes in reserves, such as the reserves for the guaranteed minimum death and optional living benefit features of our variable annuity products, or the impact that changes in such reserves may have on the DAC and DSI balance.

	December 31, 2013

	Increase/(Decrease) in DAC	Increase/(Decrease) in DSI

	(in millions)
Increase in future rate of return by 100 basis points	$32	$19
Decrease in future rate of return by 100 basis points	$(32)	$(20)

In addition to the impact of mortality experience relative to our assumptions, other factors may also drive variability in amortization expense, particularly during the third quarter when assumption updates are performed. As noted above, however, the impact on our results of operations of changes in these assumptions can be offsetting and we are unable to predict their movement or offsetting impact over time. In the third quarter of 2013, updates to lapse rate and utilization rate assumptions drove the most significant changes to amortization expense. See “Results of Operations” for a discussion of the impact of DAC and DSI amortization.

Value of Business Acquired

In addition to DAC and DSI, we also recognize an asset for value of business acquired, or VOBA. VOBA is an intangible asset which represents an adjustment to the stated value of acquired inforce insurance contract liabilities to present them at fair value, determined as of the acquisition date. It includes an explicit adjustment to reflect the cost of capital attributable to acquired insurance contracts. VOBA is amortized over the expected life of the acquired contracts in proportion to either gross premiums or estimated gross profits, depending on the type of contract. VOBA is subject to recoverablility testing. As of December 31, 2013, VOBA was $43.5 million. For additional information about VOBA including its bases for amortization, see Note 5 of the Financial Statements.

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

Future Policy Benefit Reserves

The Company’s liability for future policy benefits, primarily relate to reserves for the GMDB and GMIB features of our variable annuity products, and for the optional living benefit features that are accounted for as embedded derivatives. As discussed above, in establishing reserves for GMDBs and GMIBs, we utilize current best estimate assumptions. The primary assumptions used in establishing these reserves include the timing of annuitization, lapse, withdrawal and mortality assumptions, as well as interest rate and equity market return assumptions. Our lapse assumption includes a base lapse rate that takes into account the applicability of any surrender charges. Additionally, a dynamic lapse rate adjustment reduces the base lapse rate when the benefit amount is greater than the account value, as in-the-money contracts are less likely to lapse.

The reserves for certain optional living benefit features, including guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”), are accounted for as embedded derivatives, with fair values calculated as the present value of future expected benefit payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature. This methodology could result in either a liability or contra-liability balance, given changing capital market conditions and various actuarial assumptions. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally-developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The significant inputs to the valuation models for these embedded derivatives include capital market assumptions, such as interest rate levels and volatility assumptions, the Company’s market-perceived risk of its own non-performance (“NPR”), as well as actuarially determined assumptions, including contractholder behavior, such as lapse rates, benefit utilization rates, withdrawal rates, and mortality rates. Capital market inputs and actual contractholders’ account values are updated each quarter based on capital market conditions as of the end of the quarter, including interest rates, equity markets and volatility. In the risk neutral valuation, the initial swap curve drives the total returns used to grow the contractholders’ account values. The Company’s discount rate assumption is based on the LIBOR swap curve adjusted for an additional spread relative to LIBOR to reflect NPR. Actuarial assumptions, including contractholder behavior and mortality, are reviewed at least annually, and updated based upon emerging experience, future expectations and other data, including any observable market data, such as available industry studies or market transactions such as acquisitions and reinsurance transactions. For additional information regarding the valuation of these optional living benefit features, see Note 10 to the Financial Statements.

Sensitivity for Future Policy Benefit Reserves

We expect the future policy benefit reserves that are based on current best estimate assumptions, and those that represent embedded derivatives recorded at fair value to be the ones most likely to drive variability in earnings from period to period. For the GMDB and GMIB features of our variable annuity contracts, the reserves for these contracts are significantly influenced by the future rate of return assumptions. The following table provides a demonstration of the sensitivity of the reserves for GMDBs and GMIBs related to variable annuity contracts relative to our future rate of return assumptions by quantifying the adjustments to these reserves that would be required assuming both a 100 basis point increase and decrease in our future rate of return. The sensitivity includes an increase and decrease of 100 basis points to both the near-term future rate of return assumptions used over the next four years, and the long-term expected rate of return used thereafter. The information below is for illustrative purposes only and considers only the direct effect of changes in our future rate of return on operating results due to the change in the reserve balance and not changes in any other assumptions such as persistency or mortality included in our evaluation of the reserves, or any changes on DAC or other balances, discussed above in “—Deferred Policy Acquisition and Other Costs.”

December 31, 2013
Increase/(Decrease) in GMDB/GMIB Reserves
(in millions)
Increase in future rate of return by 100 basis points	$(34)
Decrease in future rate of return by 100 basis points	$38

In addition to the impact of market performance relative to our future rate of return assumptions, other factors may also drive variability in the change in reserves, particularly during the third quarter when assumption updates are performed. As noted above, however, the impact on our results of operations of changes in these assumptions can be offsetting and we are unable to predict their movement or offsetting impact over time. In the third quarter of 2013, updates to lapse rate and utilization rate assumptions drove the most significant changes to these reserves. For a discussion of adjustments to the reserves for GMDBs and GMIBs for the years ended December 31, 2013 and 2012, see “—Results of Operations”.

For the optional living benefit features of certain variable annuities that are accounted for as embedded derivatives, the changes in reserves are significantly impacted by changes in both the capital markets assumptions and actuarial assumptions. Capital market inputs and actual policyholders’ account values are updated each quarter based on capital market conditions as of the end of the quarter, while actuarial assumptions are reviewed at least annually, and updated based upon emerging experience, future expectations and other data. For additional information about the impacts of capital markets assumptions, including interest rates, NPR credit spreads and equity returns, refer to “Quantitative and Qualitative Disclosures About Market Risk” below. For actuarial assumptions, historical experience on which to base predictions about future sources of volatility is limited due to the fact this block of business is relatively new. In the third quarter of 2013, updates to lapse rate assumptions drove the most significant changes to these reserves. Other factors may also drive variability in the change in reserves, particularly during the third quarter when assumption updates are performed. As noted above, however, the impact on our results of operations of changes in these assumptions can be offsetting and we are unable to predict their movement or offsetting impact over time. For a discussion of the drivers of the changes in our optional living benefit features for the years ended December 31, 2013 and 2012, see “—Results of Operations.”

The Company’s liability for future policy benefits also includes reserves based on the present value of estimated future payments to or on behalf of policyholders related to contracts that have annuitized, where the timing and amount of payment depends on policyholder mortality. Expected mortality is generally based on Company experience, industry data and/or other factors. Interest rate assumptions are based on factors such as market conditions and expected investment returns. Although mortality and interest rate assumptions are “locked-in” upon the issuance of new insurance or annuity business with fixed and guaranteed terms, significant changes in experience or assumptions may require the Company to provide for expected future losses on a product by establishing premium deficiency reserves. Premium deficiency reserves are established, if necessary, when the liability for future policy benefits plus the present value of expected future gross premiums are determined to be insufficient to provide for expected future policy benefits and expenses.

Taxes on Income

Our effective tax rate is based on income, non-taxable and non-deductible items, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate. Inherent in determining our annual tax rate are judgments regarding business plans, planning opportunities and expectations about future outcomes.

An increase or decrease in our effective tax rate by one percent of income (loss) from continuing operations before income taxes, would have resulted in an increase or decrease in our income from continuing operations in 2013 of $12 million.

The Company’s liability for income taxes includes the liability for unrecognized tax benefits and interest that relate to tax years still subject to review by the Internal Revenue Service (“IRS”) or other taxing authorities. See Note 9 to the Financial Statements for a discussion of the impact in 2011, 2012 and 2013 of changes to our total unrecognized tax benefits. We do not anticipate any significant changes within the next 12 months to our total unrecognized tax benefits related to tax years for which the statute of limitations has not expired.

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

Adoption of New Accounting Pronouncements

There were no new accounting pronouncements adopted during 2013 requiring the application of critical accounting estimates. See Note 2 to the Financial Statements for a complete discussion of newly issued accounting pronouncements, including further discussion of the authoritative guidance adopted in 2012 addressing which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral.

Changes in Financial Position

2013 versus 2012

Total assets increased by $0.6 billion, from $52.9 billion at December 31, 2012 to $53.5 billion at December 31, 2013. Separate account assets increased $2.0 billion, primarily driven by market appreciation and the impact of the asset transfer feature which moved customer account values from the general account to the separate account due to favorable markets in 2013, partially offset by net outflows as a result of contractholder surrenders. DAC and DSI increased by $0.4 billion and $0.3 billion, respectively, resulting from the impact of the mark-to-market of the liability for living benefit embedded derivatives and related hedge positions due to higher interest rates, favorable market conditions and the assumption update. Partially offsetting the above increases was a $1.1 billion decrease in total investments mainly due to contractholder surrenders and the asset transfer feature which moved customer account values from the general account to the separate account due to favorable markets in 2013. Reinsurance recoverables also decreased $1.0 billion related to the reinsured liability for living benefit embedded derivatives primarily resulting from a decrease in the present value of future expected benefit payments driven by increases in interest rates as well as the impact of equity market appreciation.

During the period, total liabilities increased by $0.2 billion, from $51.6 billion at December 31, 2012 to $51.8 billion at December 31, 2013. Separate account liabilities increased by $2.0 billion offsetting the increase in separate accounts assets above. Income taxes increased $0.3 billion driven by an increase in pretax income. Partially offsetting the above increase was a $1.0 billion decrease in future policy benefits and other policyholder liabilities driven by a decrease in the liability for living benefit embedded derivatives, as discussed above. In addition policyholder account balances declined by $0.9 billion, driven by account value run-off and the asset transfer feature which moved customer account values to the separate account due to favorable markets, as discussed above. In addition, short-term and long-term debt decreased by $0.2 billion driven by a repayment of debt with Prudential Financial.

Total equity increased by $0.5 billion from $1.2 billion at December 31, 2012 to $1.7 billion at December 31, 2013. The increase in total equity was primarily driven by net income of $0.9 billion, partially offset by a $0.3 billion dividend to our parent, Prudential Annuities, Inc. and net unrealized losses on fixed maturities due to higher interest rates.

Results of Operations

2013 versus 2012 Annual Comparison

Income from Operations before Income Taxes

Income from operations before income taxes increased $0.3 billion from $0.9 billion in 2012 to $1.2 billion in 2013. The increase was primarily driven by the impact on amortization of DAC and other costs, and on the reserves for the GMDB and GMIB features, of the mark-to-market of the liability for living benefit embedded derivatives and related hedge positions and of changes in the estimated profitability of the business, as discussed in more detail below. Partially offsetting the benefit from these items was an unfavorable variance related to the mark-to-market of our non-reinsured living benefit features and related hedge positions, primarily due to larger hedge breakage losses in the current period driven by unfavorable fund performance as well as larger NPR losses.

The impact on the amortization of the mark-to-market of the liability for living benefit embedded derivatives and related hedge positions, and changes in the estimated profitability of the business resulted in a $1.0 billion and $0.6 billion net benefit in 2013 and 2012, respectively. 2013 had a larger amortization benefit driven by the impact of our annual reviews and updates of assumptions and changes in the valuation of the living benefit liabilities related to NPR, as well as the impact of positive market performance on contractholder accounts relative to our assumptions.

Revenues

Revenues decreased $169 million, primarily driven by a $101 million decrease in realized investment gains/losses, net, primarily due to an unfavorable variance related to our non-reinsured living benefit features, as discussed above. Net investment income decreased $60 million as a result of lower average annuity account values in the general account, as discussed above. Asset management fees and other decreased $27 million primarily due to the elimination of the administrative service fees as a result of Advanced Series Trust Fund (“AST”)’s adoption of the Rule 12b-1 Plan, which is offset by the elimination of the related expenses within General, administrative and other expenses. Policy charges and fee income increased $12 million primarily driven by a favorable variance from lower market value adjustments paid to contractholders related to the Company’s market value adjusted investments option (“MVA”) primarily due to differences in market conditions and transfers of assets related to the asset transfer feature.

Effective February 25, 2013, AST adopted a Rule 12b-1 Plan under the Investment Company Act of 1940 with respect to most of the AST portfolios that are offered through the Company’s variable annuity and variable life investment products. Under the Rule 12b-1 Plan, AST pays an affiliate of the Company for distribution and administrative services. Prior to the adoption of the 12b-1 Plan, the Company received an administrative service fee from AST and incurred expenses associated with administration services provided.

Benefits and Expenses

Benefits and expenses decreased $492 million primarily driven by a decrease in DAC amortization of $198 million and a $178 million decrease in interest credited to policyholders’ account balance, which includes DSI amortization. Changes in DAC and DSI amortization were related to the impact of the mark-to-market of the liability for living benefit embedded derivatives and related hedge positions and the impact of changes in the estimated profitability of the business, as discussed above. Policyholders’ benefits decreased $95 million primarily due to a benefit in GMDB/GMIB reserves as a result of assumption updates and changes in the estimated profitability of the business. General, administrative and other expenses decreased $22 million primarily as a result of AST’s adoption of the Rule 12b-1 Plan, as discussed above.

Income Taxes

Shown below is our income tax provision for the years ended December 31, 2013 and 2012, separately reflecting the impact of certain significant items. Also presented below is the income tax provision that would have resulted from application of the statutory 35% federal income tax rate in each of these periods.

		2013		2012

		(in millions)
Tax provision	$	332	$	224
Impact of:
Non taxable investment income		70		67
Tax credits		11		10
Other		1		(1)

Tax provision at statutory rate	$	413	$	300

Our income tax provision amounted to an income tax expense of $332 million and $224 million in 2013 and 2012, respectively. The increase in income tax expense primarily reflects the increase in pre-tax income from continuing operations for the year ended December 31, 2013.

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

Management monitors the liquidity of Prudential Financial, Prudential Insurance and the Company on a daily basis and projects borrowing and capital needs over a multi-year time horizon through our quarterly planning process. We believe that cash flows from the sources of funds available to us are sufficient to satisfy the current liquidity requirements of Prudential Financial, and the Company, including under reasonably foreseeable stress scenarios. Prudential Financial has a capital management framework in place that governs the allocation of capital and approval of capital uses, and Prudential Financial forecasts capital sources and uses on a quarterly basis. Prudential Financial also employs a “Capital Protection Framework” to ensure the availability of capital resources to maintain adequate capitalization and competitive risk-based capital ratios under various stress scenarios.

On September 19, 2013, the Financial Stability Oversight Council made a final determination that Prudential Financial is a “Designated Financial Company” under the Dodd-Frank Act. As a Designated Financial Company, Prudential Financial is now subject to supervision and examination by the Federal Reserve Bank of Boston and to stricter prudential regulatory standards, which include or will include requirements and limitations (some of which are the subject of ongoing rule-making) relating to risk-based capital, leverage, liquidity, stress-testing, overall risk management, resolution plans, early remediation; and may also include additional standards regarding capital, public disclosure, short-term debt limits, and other related subjects. In addition, on July 18, 2013, the Financial Stability Board, consisting of representatives of national financial authorities of the G20 nations, identified Prudential Financial as a global systemically important insurer. See “Business—Regulation” and “Risk Factors” for information on these recent actions and their impact.

Capital

Our capital management framework is primarily based on statutory risk based capital measures. The Risk Based Capital, or RBC, ratio is a primary measure of the capital adequacy of the Company. RBC is calculated based on statutory financial statements and risk formulas consistent with the practices of the NAIC. RBC considers, among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. RBC ratio calculations are intended to assist insurance regulators in measuring an insurer’s solvency and ability to pay future claims. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities, but is available to the public. As of December 31, 2013 the Company’s RBC ratio exceeds the minimum level required by applicable insurance regulations.

Effective for the year ended December 31, 2013, the NAIC has adopted a change to the methodology for calculating RBC risk charges associated with commercial and agricultural mortgage loans. Prior to the adoption of this methodology change, the risk charges were calculated based on an insurance company’s portfolio level experience as compared to an industry average. The newly adopted change considers each loan’s risk in the calculation of these risk charges. We estimate that our ratio will be greater than 400% as of December 31, 2013, including the impact of the aforementioned change in methodology for calculating RBC risk charges associated with commercial and agricultural mortgage loans.

The regulatory capital level of the Company can be materially impacted by interest rate and equity market fluctuations, changes in the values of derivatives, the level of impairments recorded, and credit quality migration of the investment portfolio, among other items. Further, the recapture of business subject to third-party reinsurance arrangements due to defaults by, or credit quality migration affecting, the third-party reinsurers or for other reasons could negatively impact regulatory capital.

Our regulatory capital levels are also affected by statutory accounting rules, which are subject to change by each applicable insurance regulator. As discussed above in “—Executive Summary—Regulatory Developments,” the NY DFS has notified us that it does not agree with our calculation of statutory reserves (including the applicable credit for reinsurance) for New York purposes in respect of certain variable annuity products. If we are ultimately required to establish material additional reserves on a New York statutory accounting basis or cause material amounts of additional collateral to be posted with respect to such variable annuity or other products, our ability to deploy capital for other purposes could be affected.

On December 16, 2013 and June 26, 2013, the Company paid dividends of $100 million and $184 million, respectively, to our parent, Prudential Annuities, Inc. On December 11, 2012 and June 29, 2012, the Company paid dividends of $160 million and $248 million, respectively, to Prudential Annuities, Inc. On November 29, 2011 and June 30, 2011, the Company paid dividends of $318 million and $270 million, respectively, to Prudential Annuities, Inc.

Affiliated Captive Reinsurance

The Company uses captive reinsurance companies to more effectively manage its reserves and capital on an economic basis and to enable the aggregation and transfer of risks. Pruco Re assumes business from affiliates only. To support the risks they assume, the captives are capitalized to a level we believe is consistent with our “AA” financial strength rating. Pruco Re is a wholly-owned subsidiary of Prudential Financial, domiciled in Arizona, which is the state of domicile of PALAC. In addition to state insurance regulation, Pruco Re is subject to internal policies governing its activities. Prudential Financial provides support to Pruco Re and other captives, typically through net worth maintenance agreements and in the normal course of business will contribute capital to the captives to support business growth and other needs. In addition, in connection with financing arrangements, Prudential Financial may guarantee certain of the captives’ obligations.

We also manage certain risks associated with our variable annuity products through arrangements with an affiliated captive reinsurance company. We reinsure variable annuity living benefit guarantees to Pruco Re. This enables Prudential Financial to aggregate these risks within Pruco Re and manage them more efficiently through a hedging program. We believe Pruco Re currently maintains an adequate level of capital and access to liquidity to support this hedging program. However, Pruco Re’s capital and liquidity needs can vary significantly due to, among other things, changes in equity markets, interest rates, mortality and policyholder behavior. Through our Capital Protection Framework, Prudential Financial holds on-balance sheet capital and maintains access to committed sources of capital that are available to meet these needs as they arise.

Recently, the NAIC, the NY DFS and other regulators increased their focus on life insurers’ use of captive reinsurance companies. We cannot predict what, if any, changes may result from these reviews. If insurance laws are changed in a way that restricts our use of captive reinsurance companies in the future, our ability to write certain products and efficiently manage their associated risks could be adversely affected and we may need to increase prices on certain products, modify certain products or find alternate financing sources, any of which could adversely affect our competitiveness, capital and financial position and results of operations. Given the uncertainty of the ultimate outcome of these reviews, at this time we are unable to estimate their expected effects on our capital and financial position and results of operations.

Effective August 31, 2013, the Company re-domesticated from Connecticut to Arizona, and, as a result, PALAC is able to claim reinsurance reserve credit for business ceded to Pruco Re without the need for Pruco Re to post collateral.

Capital Protection Framework

We employ a “Capital Protection Framework” to ensure that sufficient capital resources are available to maintain adequate capitalization and a competitive risk based capital ratio, under various stress scenarios. The Capital Protection Framework incorporates the potential impacts from market related stresses, including equity markets, real estate, interest rates, and credit losses. Potential sources of capital include on-balance sheet capital, derivatives, reinsurance and contingent sources of capital. Although we continue to enhance our approach, we believe we currently have access to sufficient resources to maintain adequate capitalization and a competitive RBC ratio under a range of potential stress scenarios.

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

Liquid Assets

Liquid assets include cash, short-term investments, fixed maturities that are not designated as held-to-maturity and public equity securities. As of December 31, 2013 and 2012, the Company had liquid assets of $3.4 billion and $4.3 billion, respectively. The portion of liquid assets comprised of cash and short-term investments was $0.1 billion as of December 31, 2013 and 2012. As of December 31, 2013, $3.1 million, or 93%, of the fixed maturity investments company general account portfolios were rated high or highest quality based on NAIC or equivalent rating. The remaining $0.2 million, or 7%, of these fixed maturity investments were rated other than high or highest quality.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Market risk is defined as the risk of loss resulting from change in the value of assets, liabilities or derivative instruments as a result of absolute or relative changes in factors affecting financial markets, such as changes in interest rates, equity prices, foreign currency exchange rates and credit spreads.

To varying degrees, the investment activities supporting all of our products and services generate exposure to market risk. The primary source of our exposure to market risk is “other than trading” activities conducted in our annuity operations. The market risk incurred and our strategies for managing this risk vary by product. The market risk associated with “trading” activities is immaterial.

Market Risk Management

Risk management includes the identification and measurement of various forms of risk, the establishment of risk thresholds and the creation of processes intended to maintain risks within these thresholds while optimizing returns on the underlying assets or liabilities. As an indirect wholly-owned subsidiary of Prudential Financial, the Company benefits from the risk management strategies implemented by its parent. Risk range limits are established for each type of market risk, and are approved by the Investment Committee of the Prudential Financial Board of Directors and subject to ongoing review.

Our risk management process utilizes a variety of tools and techniques, including:

—	Measures of price sensitivity to market changes (e.g., interest rates, equity index prices, foreign exchange, credit spreads)
—	Asset/liability management analytics
—	Stress scenario testing
—	Hedging programs
—	Risk management governance, including policies, limits and a market risk oversight committee

Market Risk Mitigation

Risk mitigation takes three primary forms:

1.	Managing assets to liability-based limits on net exposure. For example, investment policies identify target durations for assets based on liability characteristics and asset portfolios are managed to ranges around them. This mitigates potential unanticipated economic losses from interest rate movements.
2.	Hedging non-strategic exposures. For example, our investment policies generally require hedging currency risk for all cash flows not offset by similarly denominated liabilities.
3.	Management of portfolio concentration risk. For example, ongoing monitoring and management at the enterprise level of key rate, currency and other concentration risks support diversification efforts to mitigate exposure to individual markets and sources of liquidity strain.

Market Risk Related to Interest Rates

Assets that subject us to interest rate risk primarily include fixed maturity securities, commercial mortgage and other loans and policy loans. Liabilities that subject us to interest rate risk primarily include fixed immediate annuities and policyholder account balances relating to fixed rate annuities and the fixed investment option offered in our variable life insurance and annuity contracts, as well as through outstanding short-term and long-term debt. Changes in interest rates create risk that the resulting changes in asset values will differ from the changes in the value of the liabilities relating to the underlying or hedged products. Derivatives that subject us to interest rate risk primarily include interest rate swaps and options. Additionally, changes in interest rates may impact other items including, but not limited to, the following:

—	Net investment spread between the amounts that we are required to pay and the rate of return we are able to earn on investments for certain products supported by general account investments

—	Asset-based fees earned on assets under management or contractholder account values
—	Estimated total gross profits and the amortization of deferred policy acquisition and other costs
—	Net exposure to the guarantees provided under certain products

In order to mitigate the unfavorable impact that the current interest rate environment has on our net interest margins, we employ a proactive asset-liability management program, which includes strategic asset allocation and derivative strategies within a disciplined risk management framework. These strategies seek to match the characteristics of our products, and to approximate the interest rate sensitivity of the assets with the estimated interest rate sensitivity of the product liabilities. Our asset-liability management program also helps manage duration gaps, currency and other risks between assets and liabilities through the use of derivatives. We adjust this dynamic process as products change, as customer behavior changes and as changes in the market environment occur. As a result, our asset-liability management process has permitted us to manage interest-sensitive products successfully through several market cycles.

We use duration and convexity analyses to measure price sensitivity to interest rate changes. Duration measures the relative sensitivity of the fair value of a financial instrument to changes in interest rates. Convexity measures the rate of change of duration with respect to changes in interest rates. We use asset/liability management and derivative strategies to manage our interest rate exposure by matching the relative sensitivity of asset and liability values to interest rate changes, or controlling “duration mismatch” of assets and liabilities. We have duration mismatch constraints. As of December 31, 2013 and 2012, the difference between the duration of assets and the target duration of liabilities in our duration managed portfolios was within our limits. We consider risk-based capital and tax implications as well as current market conditions in our asset/liability management strategies.

The Company also mitigates interest rate risk through a market value adjusted (“MVA”) provision on certain of the Company’s fixed investment options. This MVA provision limits interest rate risk by subjecting the contractholder to an MVA when funds are withdrawn or transferred to variable investment options before the end of the guarantee period. In the event of rising interest rates, which generally make the fixed maturity securities underlying the guarantee less valuable, the MVA could be negative. In the event of declining interest rates, which generally make the fixed maturity securities underlying the guarantee more valuable, the MVA could be positive. The resulting increase or decrease in the value of the fixed option, from calculation of the MVA, is designed to offset the decrease or increase in the market value of the securities underlying the guarantee.

We assess the impact of interest rate movements on the value of our financial assets, financial liabilities and derivatives using hypothetical test scenarios that assume either upward or downward 100 basis point parallel shifts in the yield curve from prevailing interest rates, reflecting changes in either credit spreads or the risk-free rate. The following table sets forth the net estimated potential loss in fair value on these financial instruments from a hypothetical 100 basis point upward shift at December 31, 2013 and 2012. This table is presented on a gross basis and excludes offsetting impacts to insurance liabilities that are not considered financial liabilities under U.S. GAAP. This scenario results in the greatest net exposure to interest rate risk of the hypothetical scenarios tested at those dates. While the test scenario is for illustrative purposes only and does not reflect our expectations regarding future interest rates or the performance of fixed income markets, it is a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These test scenarios do not measure the changes in value that could result from non-parallel shifts in the yield curve, which we would expect to produce different changes in discount rates for different maturities. As a result, the actual loss in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations. The estimated changes in fair values do not include separate account assets.

	December 31, 2013				December 31, 2012

	Notional	Fair Value		Hypothetical Change in Fair Value	Notional	Fair Value		Hypothetical Change in Fair Value
	(in millions)
Financial assets with interest rate risk:
Financial Assets:
Fixed maturities		$3,264	$	(129)		$4,205	$	145)
Commercial loans		399		(18)		427		(18)
Policy Loans		12		-		12		-
Derivatives (1):
Swaps	$1,888	(31)		(85)	$3,059	106		(137)
Options	13,271	10		(3)	7,901	25		(6)

Total estimated potential loss			$	(235)			$	(306)

(1)	Includes fixed maturities classified as trading securities under U.S. GAAP, but are held for “other than trading” activities.

(2)	Excludes variable annuity optional living benefits accounted for as embedded derivatives.

The tables above do not include approximately $4.2 billion of insurance reserve and deposit liabilities as of December 31, 2013 and $6.2 billion as of December 31, 2012 which are not considered financial liabilities. We believe that the interest rate sensitivities of these insurance liabilities would serve as an offset to the net interest rate risk of the financial assets and financial liabilities which are set forth in these tables. The tables above also exclude variable annuity optional living benefits accounted for as embedded derivatives as the Company generally reinsures the risks associated with these benefits to an affiliated reinsurance company, Pruco Re, as part of its risk management strategy. See “Item 1. Business—Products—Individual Annuities” for information regarding the reinsurance to Pruco Re and the living benefit hedging program, which is primarily executed within Pruco Re.

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

Our capital hedging program is managed at the Prudential Financial parent company level. The program broadly addresses equity market exposure of the overall statutory capital of Prudential Financial as a whole, under stress scenarios. The Company owns a portion of the derivatives related to the program. The program focuses on tail risk in order to protect statutory capital in a cost-effective manner under stress scenarios. Prudential Financial assesses the composition of the hedging program on an ongoing basis and may change it from time to time based on an evaluation of its risk position or other factors. Our estimated equity price risk associated with these capital hedges as of December 31, 2013 and 2012 was a $2 million and a $5 million benefit, respectively, estimated based on a hypothetical 10% decline in equity benchmark market levels, which would partially offset an overall decline in our capital position related to the equity market decline.

Derivatives

We use derivative financial instruments primarily to reduce market risk from changes in interest rates and equity prices, including their use to alter interest rate exposures arising from mismatches between assets and liabilities. Our derivatives primarily include swaps, futures, options and forward contracts that are exchange-traded or contracted in the over-the-counter market. See Note 11 to the Financial Statements for a description of derivative activities as of December 31, 2013 and 2012.

Item 8. Financial Statements and Supplementary Data

Information required with respect to this Item 8 regarding Financial Statements and Supplementary Data is set forth within the Index to Financial Statements elsewhere in this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Independent Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Annual Report on Internal Control Over Financial Reporting on the effectiveness of internal control over financial reporting as of December 31, 2013 are included in Part IV, Item 15 of this Annual Report on Form 10-K.

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Principal Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of December 31, 2013. Based on such evaluation, the Principal Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2013, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) and 15d-15(f) occurred during the year ended December 31, 2013 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Certain of the information called for by this item is hereby incorporated herein by reference to the relevant portions of Prudential Financial’s definitive proxy statement for the Annual Meeting of Shareholders to be held on May 13, 2014 to be filed by Prudential Financial with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2013 (the “Proxy Statement”).

Item 14.  Principal Accountant Fees and Services

The information called for by this item is hereby incorporated herein by reference to the relevant portions of the Proxy Statement.

PART IV

I tem 15.  Exhibits and Financial Statement Schedules

(a) (1)	Financial Statements Financial Statements of the Company are listed in the accompanying “Index to Financial Statements” on page 36 hereof and are filed as part of this Report.

(2)	Financial Statement Schedules None.*

(3)	Exhibits

2.	None.

3. (i)(a)	Certificate Restating the Certificate of Incorporation of American Skandia Life Assurance Corporation, dated February 8, 1988 is incorporated by reference to the Company’s Form 10-K, Registration No. 33-44202, filed March 27, 2004.

(i)(b)	Certificate of Amendment to the Restated Certificate of Incorporation of American Skandia Life Assurance Corporation, dated December 17, 1999 is incorporated by reference to the Company’s Form 10-K, Registration No. 33-44202, filed March 27, 2004.

(i)(c)	Certificate of Amendment changing the name from American Skandia Life Assurance Corporation to Prudential Annuities Life Assurance Corporation, effective as of January 1, 2008, is incorporated by reference to the Company’s Form 10-K. Registration No 33-44202 filed March 15, 2011.

(i)(d)	Articles of Domestication of Prudential Annuities Life Assurance Corporation, effective August 31, 2013, are incorporated by reference to the Company’s Form 8-K, Registration No. 33-44202, filed August 30, 2013.

(ii)(a)	By-Laws of American Skandia Life Assurance Corporation, as amended June 17, 1998, are incorporated by reference to the Company’s Form 10-K, Registration No. 33-44202, filed March 27, 2004.

(ii)(b)	By-Laws of Prudential Annuities Life Assurance Corporation, as amended and restated effective January 1, 2008,are incorporated by reference to the Company’s Form 10-K Registration No 33-44202 filed March 15, 2011.

(ii)(c)	Amended and Restated By-Laws of Prudential Annuities Life Assurance Corporation, effective August 31, 2013, are incorporated by reference to the Company’s Form 8-K, Registration No. 33-44202, filed August 30, 2013.

9.	None.

10.	None.

11.	Not applicable.

12.	Not applicable.

13.	Not applicable.

16.	None.

18.	None.

21.	Not applicable.

22.	None.

23.	Not applicable.

24.	Powers of Attorney are filed herewith.

31.1	Section 302 Certification of the Principal Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Principal Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

101.INS	-XBRL Instance Document.

101.SCH	-XBRL Taxonomy Extension Schema Document.

101.CAL	-XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	-XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	-XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	-XBRL Taxonomy Extension Definition Linkbase Document.

* Schedules are omitted because they are either not applicable or because the information required therein is included in the Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Shelton, and State of Connecticut on the 10th day of March 2014.

PRUDENTIAL ANNUITIES LIFE ASSURANCE CORPORATION (Registrant)

By:	/s/ Stephen Pelletier
Stephen Pelletier
Senior Vice President, performing the functions of the principal executive officer as of the date of this Annual Report on Form 10-K

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 10, 2014.

Name	Title

Robert F. O’Donnell	President, Chief Executive Officer and Director

/s/ Yanela C. Frias Yanela C. Frias	Executive Vice President, Chief Financial Officer and Director

*Bernard J. Jacob Bernard J. Jacob	Director

*George M. Gannon George M. Gannon	Director

*Kenneth Y. Tanji Kenneth Y. Tanji	Director

*Daniel O. Kane Daniel Kane	Director

*Richard F. Lambert Richard F. Lambert	Director

* By:	/s/ Joseph D. Emanuel
Joseph D. Emanuel
(Attorney-in-Fact)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Prudential Annuities Life Assurance Corporation (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an assessment of the effectiveness, as of December 31, 2013, of the Company’s internal control over financial reporting, based on the framework established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment under that framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.

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

March 10, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of

Prudential Annuities Life Assurance Corporation:

In our opinion, the accompanying statements of financial position and the related statements of operations and comprehensive income, of equity and of cash flows present fairly, in all material respects, the financial position of Prudential Annuities Life Assurance Corporation (an indirect, wholly owned subsidiary of Prudential Financial, Inc.) at December 31, 2013 and December 31, 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 13 of the financial statements, the Company has entered into extensive transactions with affiliated entities.

/s/ PRICEWATERHOUSECOOPERS LLP

New York, New York

March 10, 2014

Prudential Annuities Life Assurance Corporation

Statements of Financial Position

As of December 31, 2013 and December 31, 2012 (in thousands, except share amounts)

	December 31, 2013	December 31, 2012
ASSETS
Fixed maturities, available-for-sale, at fair value (amortized cost, 2013: $3,079,002; 2012: $3,827,496)	$3,264,216	$4,203,450
Trading account assets, at fair value	6,677	7,916
Equity securities, available-for-sale, at fair value (cost, 2013: $206; 2012: $18)	208	22
Commercial mortgage and other loans, net of valuation allowance	398,991	426,981
Policy loans	12,454	11,957
Short-term investments	118,188	103,761
Other long-term investments	60,585	175,661

Total investments	3,861,319	4,929,748

Cash	1,417	266
Deferred policy acquisition costs	1,345,504	906,814
Accrued investment income	32,169	44,656
Reinsurance recoverables	748,690	1,732,969
Value of business acquired	43,500	43,090
Deferred sales inducements	809,247	556,830
Receivables from parent and affiliates	35,594	22,833
Other assets	16,994	16,527
Separate account assets	46,626,828	44,601,720

TOTAL ASSETS	$53,521,262	$52,855,453

LIABILITIES AND EQUITY
LIABILITIES
Policyholders’ account balances	$3,191,215	$4,112,318
Future policy benefits and other policyholder liabilities	1,127,342	2,164,754
Payables to parent and affiliates	111,403	119,504
Cash collateral for loaned securities	47,896	38,976
Income taxes	358,818	65,567
Short-term debt	205,000	-
Long-term debt	-	400,000
Other liabilities	113,125	108,737
Separate account liabilities	46,626,828	44,601,720

Total Liabilities	51,781,627	51,611,576

Commitments and Contingent Liabilities (See Note 6)

EQUITY
Common stock, $100 par value; 25,000 shares, authorized, issued and outstanding	2,500	2,500
Additional paid-in capital	901,422	893,336
Retained earnings	764,846	200,754
Accumulated other comprehensive income (loss)	70,867	147,287

Total Equity	1,739,635	1,243,877

TOTAL LIABILITIES AND EQUITY	$53,521,262	$52,855,453

See Notes to Financial Statements

Prudential Annuities Life Assurance Corporation

Statements of Operations and Comprehensive Income

Years Ended December 31, 2013, 2012 and 2011 (in thousands)

	2013	2012	2011
REVENUES
Premiums	$28,019	$21,824	$28,648
Policy charges and fee income	809,242	796,995	824,808
Net investment income	217,883	277,651	306,010
Asset administration fees and other income	239,489	266,321	291,629
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	-	(6,852)	(23,624)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income	-	6,594	22,662
Other realized investment gains (losses), net	(184,351)	(82,972)	72,745

Total realized investment gains (losses), net	(184,351)	(83,230)	71,783

Total revenues	1,110,282	1,279,561	1,522,878

BENEFITS AND EXPENSES
Policyholders’ benefits	29,727	124,316	128,149
Interest credited to policyholders’ account balances	(117,027)	60,830	554,197
Amortization of deferred policy acquisition costs	(385,561)	(188,042)	716,088
General, administrative and other expenses	402,679	424,764	442,062

Total benefits and expenses	(70,182)	421,868	1,840,496

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	1,180,464	857,693	(317,618)

Income taxes:
Current	36,759	26,637	32,230
Deferred	295,613	196,997	(198,293)

Total income tax expense (benefit)	332,372	223,634	(166,063)

NET INCOME (LOSS)	848,092	634,059	(151,555)

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	5	10	-
Net unrealized investment gains (losses):
Unrealized investment gains (losses) for the period	(108,769)	2,734	29,991
Reclassification adjustment for (gains) losses included in net income	(8,805)	(23,387)	(76,391)

Net unrealized investment gains (losses)	(117,574)	(20,653)	(46,400)

Other comprehensive income (loss), before tax:	(117,569)	(20,643)	(46,400)

Less: Income tax expense (benefit) related to other comprehensive income (loss)	(41,149)	(7,218)	(16,240)

Other comprehensive income (loss), net of taxes	(76,420)	(13,425)	(30,160)

COMPREHENSIVE INCOME (LOSS)	$771,672	$620,634	$(181,715)

See Notes to Financial Statements

Prudential Annuities Life Assurance Corporation

Statements of Equity

Years Ended December 31, 2013, 2012, and 2011 (in thousands)

	Common stock	Additional paid-in capital	Retained earnings (Accumulated deficit)	Accumulated other comprehensive income (loss)	Total equity

Balance, December 31, 2010	$2,500	$974,921	$621,830	$190,872	$1,790,123
Distribution to parent	-	(92,251)	(495,580)	-	(587,831)
Comprehensive income (loss):
Net income (loss)	-	-	(151,555)	-	(151,555)
Other comprehensive income (loss), net of taxes	-	-	-	(30,160)	(30,160)

Total comprehensive income (loss)					(181,715)

Balance, December 31, 2011	$2,500	$882,670	$(25,305)	$160,712	$1,020,577
Contributed capital	-	10,666	-	-	10,666
Distribution to parent	-	-	(408,000)	-	(408,000)
Comprehensive income (loss):
Net income	-	-	634,059	-	634,059
Other comprehensive income (loss), net of taxes	-	-	-	(13,425)	(13,425)

Total comprehensive income (loss)					620,634

Balance, December 31, 2012	$2,500	$893,336	$200,754	$147,287	$1,243,877
Contributed capital	-	8,086	-	-	8,086
Distribution to parent	-	-	(284,000)	-	(284,000)
Comprehensive income (loss):
Net income	-	-	848,092	-	848,092
Other comprehensive income (loss), net of taxes	-	-	-	(76,420)	(76,420)

Total comprehensive income (loss)					771,672

Balance, December 31, 2013	$2,500	$901,422	$764,846	$70,867	$1,739,635

See Notes to Financial Statements

Prudential Annuities Life Assurance Corporation

Statements of Cash Flows

Years Ended December 31, 2013, 2012 and 2011 (in thousands)

	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$848,092	$634,059	$(151,555)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Policy charges and fee income	10,678	13,324	40,573
Realized investment (gains) losses, net	184,351	83,230	(71,783)
Depreciation and amortization	11,032	(7,481)	(3,970)
Interest credited to policyholders’ account balances	(117,027)	60,830	554,197
Change in:
Future policy benefit reserves	218,861	300,246	283,546
Accrued investment income	12,487	14,377	1,412
Net (payable) receivable to affiliates	(40,051)	43,958	(31,638)
Deferred sales inducements	(31,370)	(59,269)	(68,370)
Deferred policy acquisition costs	(389,611)	(213,122)	674,094
Income taxes	330,049	169,736	(154,282)
Reinsurance recoverables	(275,321)	(268,576)	(264,470)
Other, net	(82,874)	(32,841)	(12,424)

Cash flows from operating activities	$679,296	$738,471	$795,330

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	$1,484,339	$1,365,513	$1,668,465
Commercial mortgage and other loans	109,242	71,216	98,940
Trading account assets	7,690	36,063	44,977
Policy loans	752	3,501	1,384
Other long-term investments	1,973	4,120	1,775
Short-term investments	3,220,082	3,513,151	6,323,322
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(743,854)	(352,285)	(1,414,340)
Commercial mortgage and other loans	(80,319)	(47,795)	(110,069)
Trading account assets	(5,469)	(4,931)	(3,007)
Policy loans	(538)	(472)	(941)
Other long-term investments	(12,969)	(28,894)	(24,572)
Short-term investments	(3,234,508)	(3,379,308)	(6,332,538)
Notes (payable) receivable from parent and affiliates, net	(2,224)	2,125	4,346
Other, net	(190)	2,544	6,391

Cash flows from investing activities	$744,007	$1,184,548	$264,133

CASH FLOWS USED IN FINANCING ACTIVITIES:
Cash collateral for loaned securities	8,920	(86,908)	38,674
Repayments of debt (maturities longer than 90 days)	(200,000)	(200,000)	(175,000)
Net increase (decrease) in short-term borrowing	5,000	(27,803)	(2,251)
Drafts outstanding	1,577	2,430	(22,376)
Distribution to parent	(284,000)	(408,000)	(587,831)
Contributed capital	12,439	16,396	-
Policyholders’ account balances
Deposits	1,102,020	1,013,638	2,665,921
Withdrawals	(2,068,108)	(2,241,367)	(2,968,226)

Cash flows used in financing activities	$(1,422,152)	$(1,931,614)	$(1,051,089)

NET INCREASE (DECREASE) IN CASH	1,151	(8,595)	8,374
CASH, BEGINNING OF YEAR	266	8,861	487

CASH, END OF PERIOD	$1,417	$266	$8,861

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid, net of refunds	$2,325	$53,901	$(11,781)
Interest paid	$16,955	$27,114	$35,913

See Notes to Financial Statements

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements

1.    BUSINESS AND BASIS OF PRESENTATION

Prudential Annuities Life Assurance Corporation (the “Company”, or “PALAC”), with its principal offices in Shelton, Connecticut, is an indirect wholly-owned subsidiary of Prudential Financial, Inc. (“Prudential Financial”), a New Jersey corporation. The Company is a wholly-owned subsidiary of Prudential Annuities, Inc. (“PAI”), which in turn is an indirect wholly-owned subsidiary of Prudential Financial.

The Company developed long-term savings and retirement products, which were distributed through its affiliated broker/dealer company, Prudential Annuities Distributors, Incorporated (“PAD”). The Company issued variable deferred and immediate annuities for individuals and groups in the United States of America, District of Columbia and Puerto Rico.

Beginning in March 2010, the Company ceased offering its then existing variable annuity products (and where offered, the companion market value adjustment option) to new investors upon the launch of a new product line by each of Pruco Life Insurance Company and Pruco Life Insurance Company of New Jersey (which are affiliates of the Company). In general, the new product line offers similar optional living benefits and optional death benefits as offered by the Company’s existing variable annuities. During 2012, the Company suspended additional customer deposits for variable annuities with certain optional living benefit riders. However, subject to applicable contract provisions and administrative rules, the Company continues to accept additional customer deposits on certain inforce contracts.

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

As a result of the redomestication, the Company is now an Arizona insurance company and its principal insurance regulatory authority is the Arizona Department of Insurance. Additionally, the Company is now domiciled in the same jurisdiction as the primary reinsurer of the Company’s living benefits, Pruco Re, which is also regulated by the Arizona Department of Insurance. This change enables the Company to claim statutory reserve credit for business ceded to Pruco Re without the need for Pruco Re to collateralize its obligations under the reinsurance agreement.

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

2.    SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

Investments and Investment Related Liabilities

The Company’s principal investments are fixed maturities, equity securities, commercial mortgage and other loans, policy loans, other long-term investments, including joint ventures (other than operating joint ventures), limited partnerships, and real estate, and short-term investments. Investments and investment-related liabilities also include securities repurchase and resale agreements and securities lending transactions. The accounting policies related to each are as follows:

Fixed maturities are comprised of bonds, notes and redeemable preferred stock. Fixed maturities classified as “available-for-sale” are carried at fair value. See Note 10 for additional information regarding the determination of fair value. Fixed maturities that the Company has both the positive intent and ability to hold to maturity are carried at amortized cost and classified as “held-to-maturity.” The amortized cost of fixed maturities is adjusted for amortization of premiums and accretion of discounts to maturity. Interest income, as well as the related amortization of premium and accretion of discount is included in “Net investment income” under the effective yield method. For mortgage-backed and asset-backed securities, the

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements—(Continued)

effective yield is based on estimated cash flows, including interest rate and prepayment assumptions based on data from widely accepted third-party data sources or internal estimates. In addition to interest rate and prepayment assumptions, cash flow estimates also vary based on other assumptions regarding the underlying collateral including default rates and changes in value. These assumptions can significantly impact income recognition and the amount of other-than-temporary impairments recognized in earnings and other comprehensive income. For high credit quality mortgage-backed and asset-backed securities (those rated AA or above), cash flows are provided quarterly, and the amortized cost and effective yield of the security are adjusted as necessary to reflect historical prepayment experience and changes in estimated future prepayments. The adjustments to amortized cost are recorded as a charge or credit to net investment income in accordance with the retrospective method. For mortgage-backed and asset-backed securities rated below AA or those for which an other than temporary impairment has been recorded, the effective yield is adjusted prospectively for any changes in estimated cash flows. See the discussion below on realized investment gains and losses for a description of the accounting for impairments. Unrealized gains and losses on fixed maturities classified as “available-for-sale,” net of tax, and the effect on deferred policy acquisition costs (“DAC”), value of business acquired (“VOBA”), deferred sales inducements (“DSI”), and future policy benefits that would result from the realization of unrealized gains and losses, are included in “Accumulated other comprehensive income (loss)” (“AOCI”).

Trading account assets, at fair value, represents equity securities held in support of a deferred compensation plan and other fixed maturity securities carried at fair value. Realized and unrealized gains and losses for these investments are reported in “Asset administration fees and other income.” Interest and dividend income from these investments is reported in “Net investment income.”

Equity securities, available-for-sale, at fair value, are comprised of mutual fund shares and are carried at fair value. The associated unrealized gains and losses, net of tax, and the effect on deferred policy acquisition costs, value of business acquired, DSI, and future policy benefits that would result from the realization of unrealized gains and losses, are included in AOCI. The cost of equity securities is written down to fair value when a decline in value is considered to be other-than-temporary. See the discussion below on realized investment gains and losses for a description of the accounting for impairments. Dividends from these investments are recognized in “Net investment income” when earned.

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

Notes to Financial Statements—(Continued)

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

Securities repurchase and resale agreements and securities loaned transactions are used primarily to earn spread income, to borrow funds, or to facilitate trading activity. As part of securities repurchase agreements or securities loaned transactions, the Company transfers U.S. and foreign debt and equity securities, or as well as U.S. government and government agency securities and receives cash as collateral. As part of securities resale agreements, the Company invests cash and receives as collateral U.S. government securities or other debt securities. For securities repurchase agreements and securities loaned transactions used to earn spread income, the cash received is typically invested in cash equivalents, short-term investments or fixed maturities.

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

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements—(Continued)

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

Unrealized investment gains and losses are also considered in determining certain other balances, including DAC, VOBA, DSI, certain future policy benefits and deferred tax assets or liabilities. These balances are adjusted, as applicable, for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in AOCI. Each of these balances is discussed in greater detail below.

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

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements—(Continued)

Deferred Policy Acquisition Costs

Costs that vary with and that are directly related to the successful acquisition of new and renewal insurance and annuity business are deferred to the extent such costs are deemed recoverable from future profits. Such DAC primarily include commissions, costs of policy issuance and underwriting, and certain other expenses that are directly related to successfully negotiated contracts. See below under “Adoption of New Accounting Pronouncements” for a discussion of the authoritative guidance adopted effective January 1, 2012, regarding which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. In each reporting period, capitalized DAC is amortized to “Amortization of deferred policy acquisition costs,” net of the accrual of imputed interest on DAC balances. DAC is subject to periodic recoverability testing. DAC, for applicable products, is adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in AOCI.

Deferred policy acquisition costs related to fixed and variable deferred annuity products are generally deferred and amortized over the expected life of the contracts (approximately 30 years) in proportion to gross profits arising principally from investment margins, mortality and expense margins, and surrender charges, based on historical and anticipated future experience, which is updated periodically. The Company uses a reversion to the mean approach for equities to derive the future equity return assumptions.

However, if the projected equity return calculated using this approach is greater than the maximum equity return assumption, the maximum equity return is utilized. In addition to the gross profit components previously mentioned, the impact of the embedded derivatives associated with certain optional living benefit features of the Company’s variable annuity contracts and related hedging activities are also included in actual gross profits used as the basis for calculating current period amortization and, in certain instances, in management’s estimate of total gross profits used for setting the amortization rate, regardless of which affiliated legal entity this activity occurs. In calculating gross profits, profits and losses related to contracts issued by the Company that are reported in affiliated legal entities other than the Company as a result of, for example, reinsurance agreements with those affiliated entities are also included. The Company is an indirect subsidiary of Prudential Financial (an SEC registrant) and has extensive transactions and relationships with other subsidiaries of Prudential Financial, including reinsurance agreements, as described in Note 13. Incorporating all product-related profits and losses in gross profits, including those that are reported in affiliated legal entities, produces a DAC amortization pattern representative of the total economics of the products. The effect of changes to total gross profits on unamortized DAC is reflected in “Amortization of deferred policy acquisition costs” in the period such total gross profits are revised.

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

Deferred Sales Inducements

The Company offered various types of sales inducements to contractholders related to fixed and variable deferred annuity contracts. The Company defers sales inducements and amortizes them over the anticipated life of the policy using the same methodology and assumptions used to amortize DAC. Sales inducements balances are subject to periodic recoverability testing. The Company records amortization of DSI in “Interest credited to policyholders’ account balances.” DSI for applicable products is adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in AOCI. See Note 7 for additional information regarding sales inducements.

Value of Business Acquired

As a result of certain acquisitions and the application of purchase accounting, the Company reports a financial asset representing VOBA. VOBA includes an explicit adjustment to reflect the cost of capital attributable to the acquired insurance contracts. VOBA represents an adjustment to the stated value of inforce insurance contract liabilities to present them at fair value, determined as of the acquisition date. VOBA balances are subject to recoverability testing, in the manner in which it was acquired. The Company has established a VOBA asset primarily for its acquisition of American Skandia Life Assurance Corporation. For acquired annuity contracts, VOBA is amortized in proportion to gross profits arising principally from investment margins, mortality and expense margins, and surrender charges, based on historical and anticipated future experience, which is updated periodically. See Note 5 for additional information regarding VOBA.

Reinsurance recoverables

Reinsurance recoverables include corresponding receivables associated with reinsurance arrangements with affiliates. For additional information about these arrangements see Note 13.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements—(Continued)

Separate Account Assets and Liabilities

Separate account assets are reported at fair value and represent segregated funds that are invested for certain contractholders. “Separate account assets” are predominantly shares in Advanced Series Trust formerly known as American Skandia Trust co-managed by AST Investment Services, Incorporated (“ASISI”) formerly known as American Skandia Investment Services, Incorporated and Prudential Investments LLC, which utilizes various fund managers as sub-advisors. The remaining assets are shares in other mutual funds, which are managed by independent investment firms. The contractholder has the option of directing funds to a wide variety of investment options, most of which invest in mutual funds. The investment risk on the variable portion of a contract is borne by the contractholder, except to the extent of minimum guarantees by the Company, which are not separate account liabilities. The assets of each account are legally segregated and are generally not subject to claims that arise out of any other business of the Company. Separate account liabilities primarily represent the contractholders’ account balance in separate account assets and to a lesser extent borrowings of the separate account, and will be equal and offsetting to total separate account assets. See Note 7 to the Financial Statements for additional information regarding separate account arrangements with contractual guarantees. The investment income and realized investment gains or losses from separate accounts generally accrue to the contractholders and are not included in the Company’s results of operations. Mortality, policy administration and surrender charges assessed against the accounts are included in “Policy charges and fee income”. Asset administration fees charged to the accounts are included in “Asset administration fees.”

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

Future Policy Benefits

The Company’s liability for future policy benefits is primarily comprised of liabilities for guarantee benefits related to certain nontraditional long-duration life and annuity contracts, which are discussed more fully in Note 7. These reserves represent reserves for the guaranteed minimum death and optional living benefit features on the Company’s variable annuity products. The optional living benefits are primarily accounted for as embedded derivatives, with fair values calculated as the present value of future expected benefit payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature. For additional information regarding the valuation of these optional living benefit features, see Note 10.

The Company’s liability for future policy benefits also includes reserves based on the present value of estimated future payments to or on behalf of policyholders related to contracts that have annuitized, where the timing and amount of payment depends on policyholder mortality. Expected mortality is generally based on Company experience, industry data, and/or other factors. Interest rate assumptions are based on factors such as market conditions and expected investment returns. Although mortality and interest rate assumptions are “locked-in” upon the issuance of new insurance or annuity business with fixed and guaranteed terms, significant changes in experience or assumptions may require the Company to provide for expected future losses on a product by establishing premium deficiency reserves. Premium deficiency reserves are established, if necessary, when the liability for future policy benefits plus the present value of expected future gross premiums are determined to be insufficient to provide for expected future policy benefits and expenses. Premium deficiency reserves do not include a provision for the risk of adverse deviation. Any adjustments to future policy benefit reserves related to net unrealized gains on securities classified as available-for-sale are included in AOCI. See Note 7 for additional information regarding future policy benefits.

Policyholders’ Account Balances

The Company’s liability for policyholders’ account balances represents the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. This liability is primarily associated with the accumulated account deposits, plus interest credited, less policyholder withdrawals and other charges assessed against the account balance. These policyholders’ account balances also include provision for benefits under non-life contingent payout annuities and certain unearned revenues.

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

Notes to Financial Statements—(Continued)

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

Revenues for fixed immediate annuity and fixed supplementary contracts with and without life contingencies consist of net investment income. In addition, revenues for fixed immediate annuity contracts with life contingencies also consist of single premium payments recognized as annuity considerations when received. Benefit reserves for these contracts are based on applicable U.S. GAAP standards with assumed interest rates that vary by contract year. Reserves for contracts without life contingencies are included in “Policyholders’ account balances” while reserves for contracts with life contingencies are included in “future policy benefits and other policyholder liabilities.” Assumed interest rates ranged from 0.00% to 8.25% at December 31, 2013, and from 1.00% to 8.25% at December 31, 2012.

Revenues for variable life insurance contracts consist of charges against contractholder account values or separate accounts for expense charges, administration fees, cost of insurance charges, taxes and surrender charges. Certain contracts also include charges against premium to pay state premium taxes. All of these charges are recognized as revenue when assessed against the contractholder. Benefit reserves for variable life insurance contracts represent the account value of the contracts and are included in “Separate account liabilities.”

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

Asset Administration Fees

The Company receives asset administration fee income from contractholders’ account balances invested in the Advanced Series Trust Funds or “AST” (see Note 13), which are a portfolio of mutual fund investments related to the Company’s separate account products. In addition, the Company receives fees from contractholders’ account balances invested in funds managed by companies other than affiliates of Prudential Insurance. Asset administration fees are recognized as income when earned.

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

Derivatives are used to manage the interest rate and currency characteristics of assets or liabilities. Additionally, derivatives may be used to seek to reduce exposure to interest rate, credit, foreign currency and equity risks associated with assets held or expected to be purchased or sold, and liabilities incurred or expected to be incurred. As discussed in detail below and in Note 11, all realized and unrealized changes in fair value of derivatives are recorded in current earnings, with the exception of the effective portion of cash flow hedges. Cash flows from derivatives are reported in the operating, investing, or financing activities sections in the Statements of Cash Flows based on the nature and purpose of the derivative.

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

Notes to Financial Statements—(Continued)

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

The Company sold variable annuity contracts that include optional living benefit features that may be treated from an accounting perspective as embedded derivatives. The Company has reinsurance agreements to transfer the risk related to certain of these benefit features to an affiliate, Pruco Re. The embedded derivatives related to the living benefit features and the related reinsurance agreements are carried at fair value and included in “Future policy benefits and other policyholder liabilities” and “Reinsurance recoverables,” respectively. Changes in the fair value are determined using valuation models as described in Note 10, and are recorded in “Realized investment gains (losses), net.”

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

Items required by tax regulations to be included in the tax return may differ from the items reflected in the financial statements. As a result, the effective tax rate reflected in the financial statements may be different than the actual rate applied on the tax return. Some of these differences are permanent such as expenses that are not deductible in the Company’s tax return, and some differences are temporary, reversing over time, such as valuation of insurance reserves. Temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in future years for which the Company has already recorded the tax benefit in the Company’s income statement. Deferred tax liabilities generally represent tax expense recognized in the Company’s financial statements for which payment has been deferred, or expenditures for which the Company has already taken a deduction in the Company’s tax return but have not yet been recognized in the Company’s financial statements.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements—(Continued)

The application of U.S. GAAP requires the Company to evaluate the recoverability of the Company’s deferred tax assets and establish a valuation allowance if necessary to reduce the Company’s deferred tax assets to an amount that is more likely than not to be realized. Considerable judgment is required in determining whether a valuation allowance is necessary, and if so, the amount of such valuation allowance. In evaluating the need for a valuation allowance the Company may consider many factors, including: (1) the nature of the deferred tax assets and liabilities; (2) whether they are ordinary or capital; (3) in which tax jurisdictions they were generated and the timing of their reversal; (4) taxable income in prior carryback years as well as projected taxable earnings exclusive of reversing temporary differences and carryforwards; (5) the length of time that carryovers can be utilized in the various taxing jurisdictions; (6) any unique tax rules that would impact the utilization of the deferred tax assets; and (7) any tax planning strategies that the Company would employ to avoid a tax benefit from expiring unused. Although realization is not assured, management believes it is more likely than not that the deferred tax assets, net of valuation allowances, will be realized.

U.S. GAAP prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on tax returns. The application of this guidance is a two-step process, the first step being recognition. The Company determines whether it is more likely than not, based on the technical merits, that the tax position will be sustained upon examination. If a tax position does not meet the more likely than not recognition threshold, the benefit of that position is not recognized in the financial statements. The second step is measurement. The Company measures the tax position as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate resolution with a taxing authority that has full knowledge of all relevant information. This measurement considers the amounts and probabilities of the outcomes that could be realized upon ultimate settlement using the facts, circumstances, and information available at the reporting date.

The Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by the Internal Revenue Service (“IRS”) or other taxing jurisdictions. Audit periods remain open for review until the statute of limitations has passed. Generally, for tax years which produce net operating losses, capital losses or tax credit carryforwards (“tax attributes”), the statute of limitations does not close, to the extent of these tax attributes, until the expiration of the statute of limitations for the tax year in which they are fully utilized. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the liability for income taxes. The Company classifies all interest and penalties related to tax uncertainties as income tax expense.

See Note 9 for additional information regarding income taxes.

Adoption of New Accounting Pronouncements

In December 2013, the Financial Accounting Standards Board (“FASB”) issued updated guidance establishing a single definition of a public entity for use in financial accounting and reporting guidance. This new guidance is effective for all current and future reporting periods and did not have a significant effect on the Company’s financial position, results of operations, or financial statement disclosures.

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

In December 2011 and January 2013, the FASB issued updated guidance regarding the disclosure of recognized derivative instruments (including bifurcated embedded derivatives), repurchase agreements and securities borrowing/lending transactions that are offset in the statement of financial position or are subject to an enforceable master netting arrangement or similar agreement (irrespective of whether they are offset in the statement of financial position). This new guidance requires an entity to disclose information on both a gross and net basis about instruments and transactions within the scope of this guidance. This new guidance is effective for interim or annual reporting periods beginning on or after January 1, 2013, and should be applied retrospectively for all comparative periods presented. The disclosures required by this guidance are included in Note 11.

Effective January 1, 2012, the Company adopted retrospectively new authoritative guidance to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. Under the amended guidance acquisition costs are to include only those costs that are directly related to the acquisition or renewal of insurance contracts by applying a model similar to the accounting for loan origination costs. An entity may defer incremental direct costs of contract acquisition with independent third parties or employees that are essential to the contract transaction, as well as the portion of employee compensation, including payroll fringe benefits, and other costs directly related to underwriting, policy issuance and processing, medical inspection, and contract selling for successfully negotiated contracts. Prior period financial information presented in these financial statements has been adjusted to reflect the retrospective adoption of the

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements—(Continued)

amended guidance. The impact of the retrospective adoption of this guidance on previously reported December 31, 2011 and December 31, 2010 balances was a reduction in “Deferred policy acquisition costs” of $90 million and $183 million and a reduction in “Total equity” of $58 million and $118 million, respectively. The impact of the retrospective adoption of this guidance on previously reported income from continuing operations before income taxes for the years ended December 31, 2011, 2010 and 2009 was an increase of $93 million, decrease of $12 million and a decrease of $36 million, respectively. Since the Company ceased offering its existing variable annuity products in March 2010, the lower level of cost qualifying for deferral under this guidance will have a minimal impact on earnings in future periods. The initial “Deferred policy acquisition cost” write-off will result in a lower level of amortization going forward and increase earnings in future periods. While the adoption of this amended guidance changes the timing of when certain costs are reflected in the Company’s results of operations, it has no effect on the total acquisition costs to be recognized over time and has no impact on the Company’s cash flows.

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

In May 2011, the FASB issued updated guidance regarding the fair value measurements and disclosure requirements. The updated guidance clarifies existing guidance related to the application of fair value measurement methods and requires expanded disclosures. This new guidance is effective for the first interim or annual reporting period beginning after December 15, 2011, and should be applied prospectively. The expanded disclosures required by this guidance are included in Note 10. Adoption of this guidance did not have a significant effect on the Company’s financial position or results of operations.

In April 2011, the FASB issued updated guidance regarding the assessment of effective control for repurchase agreements. This new guidance is effective for the first interim or annual reporting period beginning on or after December 15, 2011, and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. The Company’s adoption of this guidance did not have a significant effect on the Company’s financial position, results of operations, and financial statement disclosures.

In April 2011, the FASB issued updated guidance clarifying which restructurings constitute troubled debt restructurings. It is intended to assist creditors in their evaluation of whether conditions exist that constitute a troubled debt restructuring. This new guidance is effective for the first interim or annual reporting period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual reporting period of adoption. The Company’s adoption of this guidance in the third quarter of 2011 did not have a significant effect on the Company’s financial position, results of operations, or financial statement disclosures.

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

In January 2014, the FASB issued updated guidance for troubled debt restructurings clarifying when an in substance repossession or foreclosure occurs, and when a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. The new guidance is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2014. This guidance can be elected for prospective adoption or by using a modified retrospective transition method. This guidance is not expected to have a significant effect on the Company’s financial position, results of operations, or financial statement disclosures.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements—(Continued)

3.    INVESTMENTS

Fixed Maturities and Equity Securities

The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) as of the dates indicated:

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI (3)
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$6,382	$36	$34	$6,384	$-
Obligations of U.S. states and their political subdivisions	67,225	2,911	1,570	68,566	-
Foreign government bonds	25,437	5,717	-	31,154	-
Public utilities	229,807	17,048	3,190	243,665	-
Redeemable preferred stock	-	-	-	-	-
Corporate securities	2,029,720	158,360	9,103	2,178,977	-
Asset-backed securities (1)	182,888	6,513	1,509	187,892	(1,351)
Commercial mortgage-backed securities	384,764	11,387	5,518	390,633	-
Residential mortgage-backed securities (2)	152,779	5,138	972	156,945	(40)

Total fixed maturities, available-for-sale	$3,079,002	$207,110	$21,896	$3,264,216	$(1,391)

Equity securities, available-for-sale
Common Stocks:
Public utilities	$192	$-	$-	$192
Mutual funds	14	2	-	16

Total equity securities, available-for-sale	$206	$2	$-	$208

(1)	Includes credit-tranched securities collateralized by sub-prime mortgages, credit cards, education loans, and other asset types.
(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in AOCI, which were not included in earnings. Amount excludes $1.7 million of net unrealized gains on impaired available-for-sale securities relating to changes in the value of such securities subsequent to the impairment measurement date.

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI (3)
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$4,568	$118	$-	$4,686	$-
Obligations of U.S. states and their political subdivisions	95,107	7,359	350	102,116	-
Foreign government bonds	45,733	9,796	-	55,529	-
Public utilities	253,566	29,554	569	282,551	-
Redeemable preferred stock	2,565	697	-	3,262	-
Corporate securities	2,622,982	283,117	658	2,905,441	-
Asset-backed securities (1)	179,037	8,772	332	187,477	(3,514)
Commercial mortgage-backed securities	369,187	25,725	10	394,902	-
Residential mortgage-backed securities (2)	254,751	12,735	-	267,486	(48)

Total fixed maturities, available-for-sale	$3,827,496	$377,873	$1,919	$4,203,450	$(3,562)

Equity securities, available-for-sale
Common Stocks:
Public utilities	$-	$-	$-	$-
Mutual funds (4)	18	4	-	22

Total equity securities, available-for-sale	$18	$4	$-	$22

(1)	Includes credit-tranched securities collateralized by sub-prime mortgages, credit cards, education loans, and other asset types.
(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in AOCI, which were not included in earnings. Amount excludes $4.1 million of net unrealized gains or losses on impaired available-for-sale securities relating to changes in the value of such securities subsequent to the impairment measurement date.
(4)	Prior period has been reclassified to conform to the current period presentation.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements—(Continued)

The amortized cost and fair value of fixed maturities by contractual maturities at December 31, 2013, are as follows:

	Available-for-Sale
	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$432,502	$438,120
Due after one year through five years	864,299	936,644
Due after five years through ten years	642,273	696,655
Due after ten years	419,497	457,327
Asset-backed securities	182,888	187,892
Commercial mortgage-backed securities	384,764	390,633
Residential mortgage-backed securities	152,779	156,945

Total	$3,079,002	$3,264,216

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Asset-backed, commercial mortgage-backed, and residential mortgage-backed securities are shown separately in the table above, as they are not due at a single maturity date.

The following table depicts the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

	2013	2012	2011
	(in thousands)
Fixed maturities, available-for-sale
Proceeds from sales	$314,415	$504,001	$1,121,792
Proceeds from maturities/repayments	1,175,680	861,512	545,155
Gross investment gains from sales, prepayments, and maturities	18,619	23,077	75,580
Gross investment losses from sales and maturities	(9,824)	(134)	(223)

Equity securities, available-for-sale
Proceeds from sales	$14	$3,201	$-
Gross investment gains from sales	10	703	-

Fixed maturity and equity security impairments
Net writedowns for other-than-temporary impairment losses on fixed maturities
recognized in earnings (1)	$-	$(258)	$(962)

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of the impairment.

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

Credit losses recognized in earnings on fixed maturity securities held by the Company for which a portion of the OTTI loss was recognized in OCI

	Year Ended December 31, 2013		Year Ended December 31, 2012

	(in thousands)
Balance, beginning of period	$3,381	$	3,542
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(1,628)		(275)
Additional credit loss impairments recognized in the current period on securities previously impaired	-		258
Increases due to the passage of time on previously recorded credit losses	114		197
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(68)		(341)

Balance, end of period	$1,799	$	3,381

Trading Account Assets

The following table sets forth the composition of “Trading account assets” as of the dates indicated:

	December 31, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities	$-	$-	$1,973	$2,022
Equity securities	5,164	6,677	5,217	5,894

Total trading account assets	$5,164	$6,677	$7,190	$7,916

The net change in unrealized gains (losses) from trading account assets still held at period end, recorded within “Other income” was $0.8 million, ($0.4) million and ($4.1) million during the years ended December 31, 2013, 2012 and 2011, respectively.

Commercial Mortgage and Other Loans

The Company’s commercial mortgage and other loans are comprised as follows, as of the dates indicated:

	December 31, 2013		December 31, 2012
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial and agricultural mortgage loans by property type:
Apartments/Multi-Family	$125,045	31.5%	$120,066	28.0%
Industrial	88,009	22.1	114,619	26.7
Retail	72,325	18.2	71,546	16.7
Office	40,976	10.3	59,074	13.8
Other	13,796	3.5	9,206	2.0
Hospitality	5,133	1.3	4,621	1.1

Total commercial mortgage loans	345,284	86.9	379,132	88.3
Agricultural property loans	52,223	13.1	50,026	11.7

Total commercial and agricultural mortgage loans by property type	397,507	100.0%	429,158	100.0%

Valuation allowance	(1,256)		(2,177)

Total net commercial and agricultural mortgage loans by property type	396,251		426,981

Other Loans
Uncollateralized loans	2,740		-

Total other loans	2,740		-

Total commercial mortgage and other loans	$ 398,991		$ 426,981

The commercial mortgage and agricultural property loans are geographically dispersed throughout the United States with the largest concentrations in California (17%), Texas (11%), Ohio (9%), and New York (8%) at December 31, 2013.

Activity in the allowance for losses for all commercial mortgage and other loans, as of the dates indicated, is as follows:

	December 31, 2013	December 31, 2012	December 31, 2011
	(in thousands)
Allowance for losses, beginning of year	$2,177	$1,501	$2,980
Addition to / (release of) allowance for losses	(921)	676	(1,479)

Total ending balance (1)	$1,256	$2,177	$1,501

(1)	Agricultural loans represent $0.1 million of the ending allowance at December 31, 2013 and $0.2 million of the ending allowance at both December 31, 2012 and 2011.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements—(Continued)

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans as of the dates indicated:

	December 31, 2013	December 31, 2012

	(in thousands)
Allowance for Credit Losses:
Ending balance: individually evaluated for impairment (1)	$-	$-
Ending balance: collectively evaluated for impairment (2)	1,256	2,177

Total ending balance	$1,256	$2,177

Recorded Investment (3):
Ending balance gross of reserves: individually evaluated for impairment (1)	$-	$-
Ending balance gross of reserves: collectively evaluated for impairment (2)	400,247	429,158

Total ending balance, gross of reserves	$400,247	$429,158

(1)	There were no loans individually evaluated for impairments at December 31, 2013 and 2012.
(2)	Agricultural loans collectively evaluated for impairment had a recorded investment of $52 million and $50 million at December 31, 2013 and 2012 respectively, and a related allowance of $0.1 million and $0.2 million, respectively. Uncollateralized loans collectively evaluated for impairment had a recorded investment of $3 million and $0 million at December 31, 2013 and 2012, respectively, and no related allowance for both periods.
(3)	Recorded investment reflects the balance sheet carrying value gross of related allowance.

Impaired loans include those loans for which it is probable that all amounts due will not be collected according to the contractual terms of the loan agreement. There were no impaired commercial mortgage and other loans identified in management’s specific review of probable loan losses and related allowance at December 31, 2013 and 2012. There were no recorded investments in impaired loans with an allowance recorded, before the allowance for losses at both December 31, 2013 and 2012.

There was no net investment income recognized on these loans for both the years ended December 31, 2013 and 2012. See Note 2 for information regarding the Company’s accounting policies for non-performing loans.

Impaired commercial mortgage and other loans with no allowance for losses are loans in which the fair value of the collateral or the net present value of the loans’ expected future cash flows equals or exceeds the recorded investment. The Company had no such loans at December 31, 2013 and 2012. See Note 2 for information regarding the Company’s accounting policies for non-performing loans.

As described in Note 2, loan-to-value and debt service coverage ratios are measures commonly used to assess the quality of commercial mortgage and other loans. As of December 31, 2013 and 2012, 100% of the $398 million recorded investment and 85% of the $429 million recorded investment, respectively, had a loan-to-value ratio of less than 80%. As of December 31, 2013 and 2012, 99% and 96% of the recorded investment had a debt service coverage ratio of 1.0X or greater, respectively. As of December 31, 2013 and 2012, approximately 1% or $2 million and 4% or $17 million, respectively, of the recorded investment had a loan-to-value ratio greater than 100% or debt service coverage ratio less than 1.0X, reflecting loans where the mortgage amount exceeds the collateral value or where current debt payments are greater than income from property operations; none of which related to agricultural or uncollateralized loans.

As of December 31, 2013 and 2012, all commercial mortgage and other loans were in current status. The Company defines current in its aging of past due commercial mortgage and agricultural loans as less than 30 days past due.

There were no commercial mortgage and other loans in nonaccrual status as of December 31, 2013 and 2012. Nonaccrual loans are those on which the accrual of interest has been suspended after the loans become 90 days delinquent as to principal or interest payments, or earlier when the Company has doubts about collectability and loans for which a loan-specific reserve has been established. See Note 2 for further discussion regarding non-accrual status loans.

During 2013 and 2012, the Company sold commercial mortgage loans to an affiliated company. See Note 13 for further discussion regarding related party transactions.

The Company’s commercial mortgage and other loans may occasionally be involved in a troubled debt restructuring. As of both December 31, 2013 and 2012, the Company had no significant commitments to fund to borrowers that have been involved in troubled debt restructuring. For the years ended December 31, 2013 and 2012, there was an adjusted pre-modification outstanding recorded investments of $0 million and $5 million, respectively, and post-modification outstanding recorded investment of $0 million and $5 million, respectively, related to commercial mortgage loans. No payment defaults on commercial mortgage and other loans were modified as a troubled debt restructuring within the 12 months preceding each respective period. See Note 2 for additional information related to the accounting for troubled debt restructurings.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements—(Continued)

Other Long-Term Investments

The following table sets forth the composition of “Other long-term investments” at December 31 for the years indicated:

	2013	2012

	(in thousands)
Joint ventures and limited partnerships	$60,585	$43,925
Derivatives	-	131,736

Total other long-term investments	$60,585	$175,661

Net Investment Income

Net investment income for the years ended December 31, was from the following sources:

	2013	2012	2011
	(in thousands)
Fixed maturities, available-for-sale	$191,043	$246,479	$282,108
Equity securities, available-for-sale	-	7	278
Trading account assets	342	923	2,023
Commercial mortgage and other loans	28,463	28,449	28,044
Policy loans	675	845	902
Short-term investments	323	620	724
Other long-term investments	3,601	8,302	1,016

Gross investment income	224,447	285,625	315,095
Less: investment expenses	(6,564)	(7,974)	(9,085)

Net investment income	$217,883	$277,651	$306,010

There were no non-income producing assets included in fixed maturities as of December 31, 2013. Non-income producing assets represent investments that have not produced income for the preceding twelve months.

Realized Investment Gains (Losses), Net

Realized investment gains (losses), net, for the years ended December 31, were from the following sources:

	2013	2012	2011
	(in thousands)
Fixed maturities	$8,795	$22,684	$74,395
Equity securities	10	703	1,996
Commercial mortgage and other loans	933	1,043	6,866
Derivatives	(194,055)	(107,663)	(11,366)
Other	(34)	3	(108)

Realized investment gains (losses), net	$(184,351)	$(83,230)	$71,783

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements—(Continued)

Accumulated Other Comprehensive Income (Loss)

The balance of and changes in each component of “Accumulated other comprehensive income (loss)” for the years ended December 31, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses) (1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2010	$-	$190,871	$190,871
Change in component during period (2)	-	(30,160)	(30,160)

Balance, December 31, 2011	$-	$160,711	$160,711
Change in component during period (2)	7	(13,431)	(13,424)

Balance, December 31, 2012	$7	$147,280	$147,287
Change in other comprehensive income before reclassifications	5	(108,769)	(108,764)
Amounts reclassified from AOCI	-	(8,805)	(8,805)
Income tax benefit (expense)	(2)	41,151	41,149

Balance, December 31, 2013	$10	$70,857	$70,867

(1)	Includes cash flow hedges of ($4) million, ($3) million and ($1) million as of December 31, 2013, 2012 and 2011, respectively.
(2)	Net of taxes.

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
	(in thousands)
Amounts reclassified from AOCI (1)(2):
Net unrealized investment gains (losses):
Cash flow hedges - Currency/Interest rate (3)	$(95)	$(101)	$(85)
Net unrealized investment gains (losses) on available-for-sale securities	8,900	23,488	76,476

Total net unrealized investment gains (losses) (4)	8,805	23,387	76,391

Total reclassifications for the period	$8,805	$23,387	$76,391

(1)	All amounts are shown before tax.
(2)	Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.
(3)	See Note 11 for additional information on cash flow hedges.
(4)	See table below for additional information on unrealized investment gains (losses), including the impact on deferred policy acquisition and other costs and future policy benefits.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements—(Continued)

Net Unrealized Investment Gains (Losses)

Net unrealized investment gains and losses on securities classified as available-for-sale and certain other long-term investments and other assets are included in the Company’s Statements of Financial Position as a component of AOCI. Changes in these amounts include reclassification adjustments to exclude from “Other comprehensive income (loss)” those items that are included as part of “Net income” for a period that had been part of “Other comprehensive income (loss)” in earlier periods. The amounts for the periods indicated below, split between amounts related to fixed maturity securities on which an OTTI loss has been recognized, and all other net unrealized investment gains and losses, are as follows:

Net Unrealized Investment Gains and Losses on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs and Other Costs	Future Policy Benefits	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2010	$(6,560)	$2,852	$-	$1,313	$(2,395)
Net investment gains (losses) on investments arising during the period	(1,482)	-	-	519	(963)
Reclassification adjustment for gains (losses) included in net income	6,302	-	-	(2,206)	4,096
Impact of net unrealized investment (losses) gains on deferred policy acquisition costs, deferred sales inducements and valuation of business acquired	-	(2,160)	-	756	(1,404)
Impact of net unrealized investment (gains) losses on future policy benefits	-	-	-	-	-

Balance, December 31, 2011	$(1,740)	$692	$-	$382	$(666)

Net investment gains (losses) on investments arising during the period	3,067	-	-	(1,073)	1,994
Reclassification adjustment for gains (losses) included in net income	(782)	-	-	274	(508)
Impact of net unrealized investment (losses) gains on deferred policy acquisition costs, deferred sales inducements and valuation of business acquired	-	(906)	-	317	(589)
Impact of net unrealized investment (gains) losses on future policy benefits	-	-	-	-	-

Balance, December 31, 2012	$545	$(214)	$-	$(100)	$231

Net investment gains (losses) on investments arising during the period	483	-	-	(168)	315
Reclassification adjustment for gains (losses) included in net income	(705)	-	-	247	(458)
Impact of net unrealized investment (losses) gains on deferred policy acquisition costs, deferred sales inducements and valuation of business acquired	-	98	-	(35)	63
Impact of net unrealized investment (gains) losses on future policy benefits	-	-	(14)	5	(9)

Balance, December 31, 2013	$323	$(116)	$(14)	$(51)	$142

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements—(Continued)

All Other Net Unrealized Investment Gains and Losses in AOCI

	Net Unrealized Gains/(Losses) on Investments (1)	Deferred Policy Acquisition Costs and Other Costs	Future Policy Benefits	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2010	$504,664	$(206,046)	$-	$(105,352)	$193,266
Net investment gains (losses) on investments arising during the period	19,706	-	-	(6,897)	12,809
Reclassification adjustment for (losses) gains included in net income	(82,693)	-	-	28,947	(53,746)
Impact of net unrealized investment gains (losses) on deferred policy acquisition costs, deferred sales inducements and valuation of business acquired	-	13,927	-	(4,879)	9,048
Impact of net unrealized investment (gains) losses on future policy benefits	-	-	-	-	-

Balance, December 31, 2011	$441,677	$(192,119)	$-	$(88,181)	$161,377

Net investment gains (losses) on investments arising during the period	(42,295)	-	-	14,804	(27,491)
Reclassification adjustment for (losses) gains included in net income	(22,605)	-	-	7,912	(14,693)
Impact of net unrealized investment gains (losses) on deferred policy acquisition costs, deferred sales inducements and valuation of business acquired	-	45,030	-	(15,760)	29,270
Impact of net unrealized investment (gains) losses on future policy benefits	-	-	(2,164)	757	(1,407)

Balance, December 31, 2012	$376,777	$(147,089)	$(2,164)	$(80,468)	$147,056

Net investment gains (losses) on investments arising during the period	(183,950)	-	-	64,383	(119,567)
Reclassification adjustment for (losses) gains included in net income	(8,100)	-	-	2,835	(5,265)
Impact of net unrealized investment gains (losses) on deferred policy acquisition costs, deferred sales inducements and valuation of business acquired	-	80,637	-	(28,222)	52,415
Impact of net unrealized investment (gains) losses on future policy benefits	-	-	(6,023)	2,109	(3,914)

Balance, December 31, 2013	$184,727	$(66,452)	$(8,187)	$(39,363)	$70,725

(1)	Includes cash flow hedges. See Note 11 for additional discussion of the Company’s cash flow hedges.

The table below presents net unrealized gains (losses) on investments by asset class at December 31:

	2013	2012	2011
	(in thousands)
Fixed maturity securities on which an OTTI loss has been recognized	$323	$545	$(1,740)
Fixed maturity securities, available-for-sale-all other	184,891	375,409	436,812
Equity securities, available-for-sale	2	4	561
Affiliated notes	3,113	4,386	5,263
Derivatives designated as cash flow hedges (1)	(3,653)	(3,068)	(962)
Other investments	374	46	3

Net Unrealized gains (losses) on investments	$185,050	$377,322	$439,937

(1)	See Note 11 for more information on cash flow hedges.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements—(Continued)

Duration of Gross Unrealized Loss Positions for Fixed Maturities and Equity Securities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities and equity securities have been in a continuous unrealized loss position, as of the dates indicated:

	December 31, 2013
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$3,347	$34	$-	$-	$3,347	$34
Obligations of U.S. States and their political subdivisions	5,420	588	6,402	982	11,822	1,570
Corporate securities	351,306	11,923	2,704	370	354,010	12,293
Asset-backed securities	97,575	1,509	-	-	97,575	1,509
Commercial mortgage-backed securities	86,132	5,249	2,941	269	89,073	5,518
Residential mortgage-backed securities	100,150	972	-	-	100,150	972

Total	$643,930	$20,275	$12,047	$1,621	$655,977	$21,896

Equity securities, available-for-sale	$-	$-	$-	$-	$-	$-

	December 31, 2012
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$-	$-	$-	$-	$-	$-
Obligations of U.S. States and their political subdivisions	7,090	350	-	-	7,090	350
Corporate securities	35,248	897	14,867	330	50,115	1,227
Asset-backed securities	13,817	42	2,994	290	16,811	332
Commercial mortgage-backed securities	3,326	10	-	-	3,326	10
Residential mortgage-backed securities	-	-	-	-	-	-

Total	$59,481	$1,299	$17,861	$620	$77,342	$1,919

Equity securities, available-for-sale	$-	$-	$-	$-	$-	$-

The gross unrealized losses at December 31, 2013 and 2012, are composed of $20.4 million and $1.6 million, respectively, related to high or highest quality securities based on NAIC or equivalent rating and $1.5 million and $0.3 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. At December 31, 2013, $0.2 million of gross unrealized losses represented declines in value of greater than 20%, all of which had been in that position for less than six months, as compared to December 31, 2012, when none of the gross unrealized losses represented declines in value of greater than 20%. At December 31, 2013, $1.6 million of gross unrealized losses of twelve months or more were concentrated in U.S. obligations and the consumer non-cyclical sector of the Company’s corporate securities. At December 31, 2012, $0.6 million of gross unrealized losses of twelve months or more were concentrated in asset-backed securities and the service and manufacturing sectors of the Company’s corporate securities.

In accordance with its policy described in Note 2, the Company concluded that an adjustment to earnings for other-than-temporary impairments for these securities was not warranted at December 31, 2013 or 2012. These conclusions are based on a detailed analysis of the underlying credit and cash flows on each security. The gross unrealized losses are primarily attributable to credit spread widening and increased liquidity discounts. At December 31, 2013, the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before the anticipated recovery of its remaining amortized cost basis.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements—(Continued)

Securities Pledged and Special Deposits

The Company pledges as collateral investment securities it owns to unaffiliated parties through certain transactions, including securities lending, securities sold under agreements to repurchase, collateralized borrowings and postings of collateral with derivative counterparties. At December 31, the carrying value of investments pledged to third parties as reported in the Statements of Financial Position included the following:

	2013	2012
	(in thousands)
Fixed maturity securities, available-for-sale	$46,156	$37,533
Other trading account assets	287	-

Total securities pledged	$46,443	$37,533

As of December 31, 2013 and 2012, the carrying amount of the associated liabilities supported by the pledged collateral was $48 million and $39 million, respectively, which was “Cash collateral for loaned securities”.

Fixed maturities of $8 million and $5 million at December 31, 2013 and 2012, respectively, were on deposit with governmental authorities or trustees as required by certain insurance laws.

4.    DEFERRED POLICY ACQUISITION COSTS

The balances of and changes in DAC as of and for the years ended December 31, are as follows:

	2013	2012	2011
	(in thousands)
Balance, beginning of year	$906,814	$666,764	$1,357,156
Capitalization of commissions, sales and issue expenses	4,050	25,081	41,994
Amortization-Impact of Assumption and experience unlocking and true-ups	31,666	274,503	(113,539)
Amortization-All Other	353,895	(86,461)	(602,550)
Changes in unrealized investment gains and losses	49,079	26,927	(62)
Other (1)	-	-	(16,235)

Balance, end of year	$1,345,504	$906,814	$666,764

(1)	Balance sheet reclassification between DAC and DSI relating to refinement in methodology for allocating DAC/DSI balances for cohorts with both DAC and DSI persistency credits. Refer to Note 7 for impact to DSI.

5.    VALUE OF BUSINESS ACQUIRED

Details of VOBA and related interest and gross amortization for the years ended December 31, are as follows:

	2013	2012	2011
	(in thousands)
Balance, beginning of period	$43,090	$29,010	$32,497
Amortization-Impact of assumption and experience unlocking and true-ups (1)	6,376	21,931	(1,489)
Amortization-All other (1)	(11,593)	(13,871)	(15,967)
Interest (2)	2,762	2,077	2,288
Change in unrealized gains/losses	2,865	3,943	11,681

Balance, end of year	$43,500	$43,090	$29,010

(1)	The weighted average remaining expected life of VOBA was approximately 4.98 years from the date of acquisition.
(2)	The interest accrual rate for the VOBA related to the businesses acquired was 6.14%, 6.18% and 4.81% for years ended December 31, 2013, 2012 and 2011.

The following table provides estimated future amortization, net of interest, for the periods indicated (in thousands):

	2014	2015	2016	2017	2018
	(in thousands)
Estimated future VOBA amortization	$7,772	$6,226	$4,940	$4,095	$3,511

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements—(Continued)

6.    REINSURANCE

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

On its affiliated arrangements, the Company uses automatic coinsurance reinsurance arrangements. These agreements cover all significant risks under features of the policies reinsured. The Company is not relieved of its primary obligation to the policyholder as a result of these reinsurance transactions. These affiliated agreements include the reinsurance of the Company’s GMWB, GMIWB and GMAB features. These features are accounted for as embedded derivatives, and changes in the fair value of the embedded derivative are recognized through “Realized investment gains (losses), net.” Please see Note 13 for further details around the affiliated reinsurance agreements.

The effect of reinsurance for the years ended December 31, 2013, 2012 and 2011, was as follows (in thousands):

	Gross	Unaffiliated Ceded	Affiliated Ceded	Net
2013
Policy charges and fee income - Life (1)	$3,472	$(1,231)	$-	$2,241
Policy charges and fee income - Annuity	809,549	(2,548)	-	807,001
Realized investment gains (losses), net	1,076,184	-	(1,260,535)	(184,351)
Policyholders’ benefits	29,874	(147)	-	29,727
General, administrative and other expenses	$407,365	$(776)	$(3,910)	$402,679

2012
Policy charges and fee income - Life (1)	$3,522	$(1,099)	$-	$2,423
Policy charges and fee income - Annuity	796,711	(2,139)	-	794,572
Realized investment gains (losses), net	202,568	-	(285,798)	(83,230)
Policyholders’ benefits	124,517	(201)	-	124,316
General, administrative and other expenses	$429,383	$(784)	$(3,835)	$424,764

2011
Policy charges and fee income - Life (1)	$3,711	$(439)	$-	$3,272
Policy charges and fee income - Annuity	825,000	(3,464)	-	821,536
Realized investment gains (losses), net	(1,224,770)	-	1,296,553	71,783
Policyholders’ benefits	128,873	(724)	-	128,149
General, administrative and other expenses	$446,790	$(924)	$(3,804)	$442,062

(1)	Life insurance inforce face amounts at December 31, 2013, 2012 and 2011 was $128 million, $132 million and $141 million, respectively.

The Company’s Statements of Financial Position also included reinsurance recoverables from Pruco Re and Prudential Insurance Company of America (“Prudential Insurance”) of $749 million and $1,733 million at December 31, 2013 and 2012, respectively.

7.    CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS

The Company has issued traditional variable annuity contracts through its separate accounts for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contractholder. The Company has also issued variable annuity contracts with general and separate account options where the Company contractually guarantees to the contractholder a return of no less than (1) total deposits made to the contract less any partial withdrawals (“return of net deposits”), (2) total deposits made to the contract less any partial withdrawals plus a minimum return (“minimum return”), or (3) the highest contract value on a specified date adjusted for any withdrawals (“contract value”). These guarantees include benefits that are payable in the event of death, annuitization or at specified dates during the accumulation period and withdrawal and income benefits payable during specified periods. The Company has also issued annuity contracts with market value adjusted investment options (“MVAs”), which provide for a return of principal plus a fixed-rate of return if held to maturity, or, alternatively, a “market adjusted value” if surrendered prior to maturity or if funds are allocated to other investment options. The market value adjustment may result in a gain or loss to the Company, depending on crediting rates or an indexed rate at surrender, as applicable. The company also issues fixed deferred annuity contracts without MVA that have a guaranteed credited rate and annuity benefit.

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

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements—(Continued)

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

The Company’s contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed may not be mutually exclusive. The liabilities related to the net amount at risk are reflected within “Future policy benefits.” As of December 31, 2013 and 2012, the Company had the following guarantees associated with its contracts, by product and guarantee type:

	December 31, 2013		December 31, 2012

	In the Event of Death	At Annuitization/ Accumulation (1)	In the Event of Death	At Annuitization/ Accumulation (1)

Variable Annuity Contracts	(in thousands)

Return of net deposits
Account value	$40,828,166	N/A	$39,883,202	N/A
Net amount at risk	$407,488	N/A	$603,793	N/A
Average attained age of contractholders	64 years	N/A	63 years	N/A
Minimum return or contract value
Account value	$8,446,938	$40,678,507	$8,293,324	$39,685,368
Net amount at risk	$916,094	$1,272,641	$1,242,583	$2,147,087
Average attained age of contractholders	66 years	64 years	65 years	63 years
Average period remaining until expected annuitization	N/A	0.2 years	N/A	0.4 year

(1)	Includes income and withdrawal benefits described herein.

	December 31, 2013		December 31, 2012

	Unadjusted Value	Adjusted Value	Unadjusted Value	Adjusted Value
Variable Annuity Contracts	(in thousands)
Market value adjusted annuities
Account value	$1,554,743	$1,580,487	$2,182,791	$2,277,200

Account balances of variable annuity contracts with guarantees were invested in separate account investment options as follows:

	December 31, 2013	December 31, 2012

	(in thousands)
Equity funds	$28,992,157	$25,813,087
Bond funds	14,924,698	15,189,565
Money market funds	2,430,792	3,342,232

Total	$46,347,647	$44,344,884

In addition to the above mentioned amounts invested in separate account investment options, $2.9 billion and $3.8 billion of account balances of variable annuity contracts with guarantees, inclusive of contracts with MVA features, were invested in general account investment options as of December 31, 2013 and 2012, respectively. For the years ended December 31, 2013, 2012 and 2011, there were no transfers of assets, other than cash, from the general account to any separate account, and accordingly no gains or losses recorded.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements—(Continued)

Liabilities for Guarantee Benefits

The table below summarizes the changes in general account liabilities for guarantees. The liabilities for guaranteed minimum death benefits (“GMDB”) and guaranteed minimum income benefits (“GMIB”) are included in “Future policy benefits” and the related changes in the liabilities are included in “Policyholders’ benefits.” Guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”) features are accounted for as bifurcated embedded derivatives and are recorded at fair value. Changes in the fair value of these derivatives, including changes in the Company’s own risk of non-performance, along with any fees attributed or payments made relating to the derivative are recorded in “Realized investment gains (losses), net.” See Note 10 for additional information regarding the methodology used in determining the fair value of these embedded derivatives. The liabilities for GMAB, GMWB and GMIWB are included in “Future policy benefits.” As discussed below, the Company and a reinsurance affiliate maintain a portfolio of derivative investments that serve as a partial hedge of the risks associated with these products, for which the changes in fair value are also recorded in “Realized investment gains (losses), net.” This portfolio of derivative investments does not qualify for hedge accounting treatment under U.S. GAAP.

	GMDB	GMAB/GMWB/ GMIWB	GMIB	Totals
	Variable Annuity

	(in thousands)
Beginning Balance as of December 31, 2010	$130,490	$164,282	$13,377	$308,149
Incurred guarantee benefits - Impact of assumption and experience unlocking and true-ups (1)	23,078	-	570	23,648
Incurred guarantee benefits (1)	60,428	1,619,312	504	1,680,244
Paid guarantee benefits	(36,278)	-	(74)	(36,352)

Beginning Balance as of December 31, 2011	177,718	1,783,594	14,377	1,975,689

Incurred guarantee benefits - Impact of assumption and experience unlocking and true-ups (1)	38,655	-	6,948	45,603
Incurred guarantee benefits (1)	37,585	9,541	2,873	49,999
Paid guarantee benefits	(31,431)	-	(682)	(32,113)

Beginning Balance as of December 31, 2012	222,527	1,793,135	23,516	2,039,178

Incurred guarantee benefits - Impact of assumption and experience unlocking and true-ups (1)	(60,075)	-	(14,050)	(74,125)
Incurred guarantee benefits (1)	56,884	(1,014,909)	2,400	(955,628)
Paid guarantee benefits	(27,507)	-	(747)	(28,254)
Changes in unrealized investment gains and losses	8,041	-	160	8,201

Balance as of December 31, 2013	$199,870	$778,226	$11,279	$989,372

(1)	Incurred guarantee benefits include the portion of assessments established as additions to reserve as well as changes in estimates affecting the reserves. Also includes changes in the fair value of features accounted for as derivatives.

The GMDB liability is determined each period end by estimating the accumulated value of a portion of the total assessments to date less the accumulated value of the death benefits in excess of the account balance. The GMIB liability associated with variable annuities is determined each period by estimating the accumulated value of a portion of the total assessments to date less the accumulated value of the projected income benefits in excess of the account balance. The portion of assessments used is chosen such that, at issue the present value of expected death benefits or expected income benefits in excess of the projected account balance and the portion of the present value of total expected assessments over the lifetime of the contracts are equal. The GMIB liability associated with fixed annuities is determined each period by estimating the present value of projected income benefits in excess of the account balance. The Company regularly evaluates the estimates used and adjusts the GMDB and GMIB liability balances with an associated charge or credit to earnings, if actual experience or other evidence suggests that earlier estimates should be revised.

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

The GMWB features provide the contractholder with access to a guaranteed remaining balance if the account value is reduced to zero through a combination of market declines and withdrawals. The guaranteed remaining balance is generally equal to the protected value under the contract, which is initially established as the greater of the account value or cumulative deposits when withdrawals commence, less cumulative withdrawals. The contractholder accesses the guaranteed remaining balance through payments over time, subject to maximum annual limits. The contractholder also has the option, after a specified time period, to reset the guaranteed remaining balance to the then-current account value, if greater. The GMWB liability is calculated as the present value of future expected payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements—(Continued)

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

Sales Inducements

The Company defers sales inducements and amortizes them over the life of the policy using the same methodology and assumptions used to amortize DAC. These deferred sales inducements are included in “Deferred sales inducements” in the Company’s Statements of Financial Position. The Company offered various types of sales inducements. These inducements include: (1) a bonus whereby the policyholder’s initial account balance is increased by an amount equal to a specified percentage of the customer’s initial deposit and (2) additional credits after a certain number of years a contract is held. Changes in DSI, reported as “Interest credited to policyholders’ account balances”, are as follows:

Sales Inducements
(in thousands)
Balance as of December 31, 2010	$796,507
Capitalization	68,370
Amortization-Impact of assumption and experience unlocking and true-ups	(56,736)
Amortization-All other	(378,682)
Change in unrealized gains/losses	147
Other (1)	16,235

Balance as of December 31, 2011	445,841

Capitalization	59,269
Amortization-Impact of assumption and experience unlocking and true-ups	133,214
Amortization-All other	(94,752)
Change in unrealized gains/losses	13,258

Balance as of December 31, 2012	556,830

Capitalization	31,370
Amortization-Impact of assumption and experience unlocking and true-ups	13,038
Amortization-All other	179,219
Change in unrealized gains/losses	28,790

Balance as of December 31, 2013	$809,247

(1)	Balance sheet reclassification between DAC and DSI relating to refinement in methodology for allocating DAC/DSI balances for cohorts with both DAC and DSI persistency credits. Refer to Note 4 for impact to DAC.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements—(Continued)

8.     STATUTORY NET INCOME AND SURPLUS AND DIVIDEND RESTRICTIONS

The Company is required to prepare statutory financial statements in accordance with accounting practices prescribed or permitted by the State of Arizona Insurance Department. Prescribed statutory accounting practices include publications of the NAIC, as well as state laws, regulations and general administrative rules. Statutory accounting practices primarily differ from U.S. GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions and valuing investments, deferred taxes and certain assets on a different basis.

Statutory net income of the Company amounted to $406 million, $217 million and $177 million, for the years ended December 31, 2013, 2012 and 2011, respectively. Statutory surplus of the Company amounted to $443 million and $448 million at December 31, 2013 and 2012, respectively.

The Company is subject to Arizona law which limits the amount of dividends that insurance companies can pay to its stockholder. The maximum dividend, which may be paid in any twelve month period without notification or approval, is limited to the greater of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year. Cash dividends may only be paid out of surplus derived from realized net profits. Based on these limitations, there is a capacity to pay a dividend of $143 million after December 16, 2014, without prior approval.

On December 16, 2013 and June 26, 2013, the Company paid dividends of $100 million and $184 million, respectively, to its parent, Prudential Annuities, Inc. On December 11, 2012 and June 29, 2012, the Company paid dividends of $160 million and $248 million, respectively, to Prudential Annuities, Inc. On November 29, 2011 and June 30, 2011, the Company paid dividends of $318 million and $270 million, respectively, to Prudential Annuities, Inc.

9.    INCOME TAXES

The components of income tax expense (benefit) for the years ended December 31, were as follows:

	2013	2012	2011

	(in thousands)
Current tax expense:
U.S.	$36,759	$26,637	$32,230
State and local	-	-	-

Total	$36,759	$26,637	$32,230

Deferred tax expense:
U.S.	295,613	196,997	(198,293)
State and local	-	-	-

Total	$295,613	$196,997	$(198,293)

Total income tax expense (benefit) on income from continuing operations	332,372	223,634	(166,063)
Income tax expense (benefit) reported in equity related to:
Other comprehensive income (loss)	(41,149)	(7,218)	(16,240)
Additional paid-in capital	4,354	5,730	-

Total income tax expense (benefit)	$295,577	$222,146	$(182,303)

The Company’s actual income tax expense on continuing operations for the years ended December 31, 2013, 2012, and 2011, differs from the expected amount computed by applying the statutory federal income tax rate of 35% to income from continuing operations before income taxes for the following reasons:

	2013	2012	2011

	(in thousands)

Expected federal income tax expense (benefit)	$413,162	$300,192	$(111,165)
Non taxable investment income	(69,665)	(66,895)	(47,451)
Tax credits	(10,595)	(10,279)	(7,517)
Other	(529)	616	70

Total income tax expense (benefit)	$332,372	$223,634	$(166,063)

The dividends received deduction (“DRD”) reduces the amount of dividend income subject to U.S. tax and is the primary component of the non-taxable investment income shown in the table above, and, as such, is a significant component of the difference between the Company’s effective tax rate and the federal statutory tax rate of 35%. The DRD for the current period was estimated using information from 2012 and current year results,

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements—(Continued)

and was adjusted to take into account the current year’s equity market performance. The actual current year DRD can vary from the estimate based on factors such as, but not limited to, changes in the amount of dividends received that are eligible for the DRD, changes in the amount of distributions received from mutual fund investments, changes in the account balances of variable life and annuity contracts, and the Company’s taxable income before the DRD.

In August 2007, the IRS released Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the DRD related to variable life insurance and annuity contracts. In September 2007, the IRS released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54 and informed taxpayers that the U.S. Treasury Department and the IRS intend to address through new guidance the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts. In May 2010, the IRS issued an Industry Director Directive (“IDD”) confirming that the methodology for calculating the DRD set forth in Revenue Ruling 2007-54 should not be followed. The IDD also confirmed that the IRS guidance issued before Revenue Ruling 2007-54, which guidance the Company relied upon in calculating its DRD, should be used to determine the DRD. In February 2014, the IRS released Revenue Ruling 2014-7, which modified and superseded Revenue Ruling 2007-54, by removing the provisions of Revenue Ruling 2007-54 related to the methodology to be followed in calculating the DRD and obsoleting Revenue Ruling 2007-61. However, there remains the possibility that the IRS and the U.S. Treasury will address, through subsequent guidance, the issues related to the calculation of the DRD. For the last several years, the revenue proposals included in the Obama Administration’s budgets included a proposal that would change the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through guidance or legislation, could increase actual tax expense and reduce the Company’s net income. These activities had no impact on the Company’s 2011, 2012 or 2013 results.

Deferred tax assets and liabilities at December 31, resulted from the items listed in the following table:

	2013	2012
	(in thousands)
Deferred tax assets
Insurance reserves	$292,815	$398,481
Investments	124,489	86,745
Compensation reserves	1,860	3,223
Other	-	1,547

Deferred tax assets	419,165	489,996

Deferred tax liabilities
VOBA and deferred policy acquisition cost	435,775	269,507
Deferred sales inducements	66,046	194,890
Net unrealized gain on securities	283,236	133,136
Other	464	-

Deferred tax liabilities	785,521	597,533

Net deferred tax asset (liability)	$(366,356)	$(107,537)

The application of U.S. GAAP requires the Company to evaluate the recoverability of deferred tax assets and establish a valuation allowance if necessary to reduce the deferred tax asset to an amount that is more likely than not expected to be realized. Considerable judgment is required in determining whether a valuation allowance is necessary, and if so, the amount of such valuation allowance. In evaluating the need for a valuation allowance the Company considers many factors, including: (1) the nature of the deferred tax assets and liabilities; (2) whether they are ordinary or capital; (3) in which tax jurisdictions they were generated and the timing of their reversal; (4) taxable income in prior carryback years as well as projected taxable earnings exclusive of reversing temporary differences and carryforwards; (5) the length of time that carryovers can be utilized in the various taxing jurisdictions; (6) any unique tax rules that would impact the utilization of the deferred tax assets; and (7) any tax planning strategies that the Company would employ to avoid a tax benefit from expiring unused. Although realization is not assured, management believes it is more likely than not that the deferred tax assets, net of valuation allowances, will be realized. The company had no valuation allowance as of December 31, 2013, and 2012.

Management believes that based on its historical pattern of taxable income, the Company will produce sufficient income in the future to realize its deferred tax assets. Adjustments to the valuation allowance will be made if there is a change in management’s assessment of the amount of deferred tax asset that is realizable.

The Company’s income (loss) from continuing operations before income taxes includes income (loss) from domestic operations of $1,180 million, $858 million and $(318) million, and no income from foreign operations for the years ended December 31, 2013, 2012 and 2011, respectively.

The Company’s liability for income taxes includes the liability for unrecognized tax benefits and interest that relate to tax years still subject to review by the IRS or other taxing authorities. The completion of review or the expiration of the Federal statute of limitations for a given audit period could result in an adjustment to the liability for income taxes. The Company classifies all interest and penalties related to tax uncertainties as income tax expense (benefit). In December 31, 2013 and 2012, the Company recognized nothing in the statement of operations and recognized no liabilities in the statement of financial position for tax-related interest and penalties. The Company had zero unrecognized tax benefits as of December 31, 2013

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements—(Continued)

and 2012. The Company does not anticipate any significant changes within the next 12 months to its total unrecognized tax benefits related to tax years for which the statute of limitations has not expired.

At December 31, 2013, the Company remains subject to examination in the U.S. for tax years 2009 through 2013.

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

	As of December 31, 2013
	Level 1	Level 2	Level 3	Netting (2)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S Treasury securities and obligations of U.S. government authorities and agencies	$-	$6,384	$-	$-	$6,384
Obligations of U.S. states and their political subdivisions	-	68,566	-	-	68,566
Foreign government bonds	-	31,154	-	-	31,154
Corporate securities	-	2,325,846	96,796	-	2,422,642
Asset-backed securities	-	124,103	63,789	-	187,892
Commercial mortgage-backed securities	-	390,633	-	-	390,633
Residential mortgage-backed securities	-	156,945	-	-	156,945

Sub-total	-	3,103,631	160,585	-	3,264,216
Trading account assets:
Equity securities	6,364	-	313	-	6,677

Sub-total	6,364	-	313	-	6,677

Equity securities, available-for-sale	-	16	192	-	208
Short-term investments	118,188	-	-	-	118,188
Other long-term investments	-	73,535	486	(73,535)	486
Reinsurance recoverables	-	-	748,005	-	748,005
Receivables from parent and affiliates	-	19,071	6,347	-	25,418

Sub-total excluding separate account assets	124,552	3,196,253	915,928	(73,535)	4,163,198

Separate account assets (1)	1,190,903	45,435,925	-	-	46,626,828

Total assets	$1,315,455	$48,632,178	$915,928	$(73,535)	$50,790,026

Future policy benefits (3)	$-	$-	$778,226	$-	$778,226
Other liabilities	-	94,580	-	(72,822)	21,758

Total liabilities	$-	$94,580	$778,226	$(72,822)	$799,984

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements—(Continued)

	As of December 31, 2012
	Level 1	Level 2	Level 3	Netting (2)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S Treasury securities and obligations of U.S. government authorities and agencies	$-	$4,686	$-	$-	$4,686
Obligations of U.S. states and their political subdivisions	-	102,116	-	-	102,116
Foreign government securities	-	55,529	-	-	55,529
Corporate securities	-	3,095,699	95,555	-	3,191,254
Asset-backed securities	-	118,179	69,298	-	187,477
Commercial mortgage-backed securities	-	394,902	-	-	394,902
Residential mortgage-backed securities	-	267,486	-	-	267,486

Sub-total	-	4,038,597	164,853	-	4,203,450
Trading account assets:
Asset-backed securities	-	2,022	-	-	2,022
Equity securities	5,687	-	207	-	5,894

Sub-total	5,687	2,022	207	-	7,916

Equity securities, available-for-sale	-	22	-	-	22
Short-term investments	103,761	-	-	-	103,761
Other long-term investments	-	173,348	1,054	(42,352)	132,050
Reinsurance recoverables	-	-	1,732,094	-	1,732,094
Receivables from parent and affiliates	-	20,632	1,995	-	22,627

Sub-total excluding separate account assets	109,448	4,234,621	1,900,203	(42,352)	6,201,920

Separate account assets (1)	122,142	44,479,578	-	-	44,601,720

Total assets	$231,590	$48,714,199	$1,900,203	$(42,352)	$50,803,640

Future policy benefits (3)	$-	$-	$1,793,137	$-	$1,793,137
Other liabilities	-	42,352	-	(42,352)	-

Total liabilities	$-	$42,352	$1,793,137	$(42,352)	$1,793,137

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

(2) “Netting” amounts represent swap variation margin of $0.7 million and $0 million as of December 31, 2013 and December 31, 2012, respectively, and the impact of offsetting asset and liability positions held with the same counterparty, subject to master netting arrangements.

(3) For the year ended December 31, 2013, the net embedded derivative liability position of $778 million includes $245 million of embedded derivatives in an asset position and $1,023 million of embedded derivates in a liability position. For the year ended December 31, 2012, the net embedded derivative liability position of $1,793 million includes $84 million of embedded derivatives in an asset position and $1,877 million of embedded derivates in a liability position.

The methods and assumptions the Company uses to estimate the fair value of assets and liabilities measured at fair value on a recurring basis are summarized below.

Fixed Maturity Securities – The fair values of the Company’s public fixed maturity securities are generally based on prices obtained from independent pricing services. Prices for each security are generally sourced from multiple pricing vendors, and a vendor hierarchy is maintained by asset type based on historical pricing experience and vendor expertise. The Company ultimately uses the price from the pricing service highest in the vendor hierarchy based on the respective asset type. The pricing hierarchy is updated for new financial products and recent pricing experience. Consistent with the fair value hierarchy described above, securities with validated quotes from pricing services are generally reflected within Level 2, as they are primarily based on observable pricing for similar assets and/or other market observable inputs. If the pricing information received from third party pricing services is not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process with the pricing service. If the pricing service updates the price to be more consistent with the presented market observations, the security remains within Level 2.

Internally-developed valuations or indicative broker quotes are also used to determine fair value in circumstances where vendor pricing is not available, or where the Company ultimately concludes that pricing information received from the independent pricing service is not reflective of market activity. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may over-ride the information with an internally developed valuation. As of December 31, 2013 and December 31, 2012 over-rides on a net basis were not material. Pricing service over-rides, internally developed valuations and indicative broker quotes are generally included in Level 3 in the fair value hierarchy.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements—(Continued)

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

Trading Account Assets – Trading account assets consist primarily of equity securities whose fair values are determined consistent with similar instruments described below under “Equity Securities.”

Equity Securities – Equity securities consist principally of investments in common stock of publicly traded companies, perpetual preferred stock, privately traded securities, as well as mutual fund shares. The fair values of most publicly traded equity securities are based on quoted market prices in active markets for identical assets and are classified within Level 1 in the fair value hierarchy. Estimated fair values for most privately traded equity securities are determined using discounted cash flow, earnings multiple and other valuation models that require a substantial level of judgment around inputs and therefore are classified within Level 3. The fair values of mutual fund shares that transact regularly (but do not trade in active markets because they are not publicly available) are based on transaction prices of identical fund shares and are classified within Level 2 in the fair value hierarchy. The fair values of perpetual preferred stock are based on inputs obtained from independent pricing services that are primarily based on indicative broker quotes. As a result, the fair values of perpetual preferred stock are classified as Level 3.

Derivative Instruments – Derivatives are recorded at fair value either as assets, within “Other long-term investments,” or as liabilities, within “Other liabilities,” except for embedded derivatives which are recorded with the associated host contract. The fair values of derivative contracts can be affected by changes in interest rates, foreign exchange rates, credit spreads, market volatility, expected returns, NPR, liquidity and other factors. Liquidity valuation adjustments are made to reflect the cost of exiting significant risk positions, and consider the bid-ask spread, maturity, complexity, and other specific attributes of the underlying derivative position.

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

The Company’s cleared interest rate swaps and credit derivatives linked to an index are valued using models that utilize actively quoted or observable market inputs, including overnight indexed swap discount rates, obtained from external market data providers, third-party pricing vendors, and/or recent trading activity. These derivatives are classified as Level 2 in the fair value hierarchy.

The vast majority of the Company’s derivative agreements are with highly rated major international financial institutions. To reflect the market’s perception of its own and the counterparty’s non-performance risk, the Company incorporates additional spreads over LIBOR into the discount rate used in determining the fair value of OTC derivative assets and liabilities that are not otherwise collateralized.

Derivatives classified as Level 3 include structured products. These derivatives are valued based upon models, such as Monte Carlo simulation models and other techniques, that utilize significant unobservable inputs. Level 3 methodologies are validated through periodic comparison of the Company’s fair values to external broker-dealer values. As of December 31, 2013 and December 31, 2012, there were derivatives with the fair value of $0 and $0.7 million, respectively, classified within Level 3, and all other derivatives were classified within Level 2. See Note 11 for more details on the fair value of derivative instruments by primary underlying.

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

Receivables from Parent and Affiliates – Receivables from Parent and Affiliates carried at fair value include affiliated bonds within the Company’s legal entity whose fair value are determined consistent with similar securities described above under “Fixed Maturity Securities” managed by affiliated asset managers.

Reinsurance Recoverables – Reinsurance recoverables carried at fair value include the reinsurance of the Company’s living benefit guarantees on certain of its variable annuities. These guarantees are accounted for as embedded derivatives and are described below in “Future Policy Benefits.” The reinsurance agreements covering these guarantees are derivatives with fair value determined in the same manner as the living benefit guarantees.

Future Policy Benefits – The liability for future policy benefits primarily includes general account liabilities for the optional living benefit features of the Company’s variable annuity contracts, including guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”), accounted for as embedded derivatives. The fair values of the GMAB, GMWB, and GMIWB liabilities are calculated as the present value of future expected benefit payments to customers less the present value of assessed rider fees attributable to the optional living benefit feature. This methodology could result in either a liability or contra-liability

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements—(Continued)

balance, given changing capital market conditions and various actuarial assumptions. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The determination of these risk premiums requires the use of management judgment.

The significant inputs to the valuation models for these embedded derivatives include capital market assumptions, such as interest rate levels and volatility assumptions, the Company’s market-perceived risk of its own non-performance, as well as actuarially determined assumptions, including contractholder behavior, such as lapse rates, benefit utilization rates, withdrawal rates, and mortality rates. Since many of these assumptions are unobservable and are considered to be significant inputs to the liability valuation, the liability included in future policy benefits has been reflected within Level 3 in the fair value hierarchy.

Capital market inputs and actual policyholders’ account values are updated each quarter based on capital market conditions as of the end of the quarter, including interest rates, equity markets, and volatility. In the risk neutral valuation, the initial swap curve drives the total return used to grow the policyholders’ account value. The Company’s discount rate assumption is based on the LIBOR swap curve, adjusted for an additional spread relative to LIBOR to reflect NPR.

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

Transfers between Levels 1 and 2 – Periodically there are transfers between Level 1 and Level 2 for assets held in the Company’s Separate Account. The classification of Separate Account funds may vary dependent on the availability of information to the public. Should a fund’s net asset value become publicly observable, the fund would be transferred from Level 2 to Level 1. During the year ended December 31, 2013, $933 million was transferred from Level 2 to Level 1. During the year ended December 31, 2012, $5 million was transferred from Level 2 to Level 1. During the year ended December 31, 2012, $7 million of preferred stock was transferred from Level 1 to Level 2. These transfers were the result of an ongoing monitoring assessment of pricing inputs to ensure appropriateness of the level classification in the fair value hierarchy. Transfers between levels are generally reported at the values as of the beginning of the period in which the transfers occur.

Level 3 Assets and Liabilities by Price Source – The tables below present the balances of Level 3 assets and liabilities measured at fair value with their corresponding pricing sources.

	As of December 31, 2013
	Internal (1)	External (2)	Total
	(in thousands)
Corporate securities	$94,730	$2,066	$96,796
Asset-backed securities	-	63,789	63,789
Equity securities	192	313	505
Other long-term Investments	-	486	486
Reinsurance recoverables	748,005	-	748,005
Receivables from parent and affiliates	-	6,347	6,347

Total assets	$842,927	$73,001	$915,928

Future policy benefits	778,226	-	778,226

Total liabilities	$778,226	$-	$778,226

	As of December 31, 2012
	Internal (1)	External (2)	Total
	(in thousands)
Corporate securities	$92,263	$3,292	$95,555
Asset-backed securities	-	69,298	69,298
Equity securities	-	207	207
Other long-term Investments	739	315	1,054
Reinsurance recoverables	1,732,094	-	1,732,094
Receivables from parent and affiliates	-	1,995	1,995

Total assets	$1,825,096	$75,107	$1,900,203

Future policy benefits	1,793,137	-	1,793,137

Total liabilities	$1,793,137	$-	$1,793,137

(1)	Represents valuations which could incorporate internally-derived and market inputs. See below for additional information related to internally-developed valuation for significant items in the above table.
(2)	Represents unadjusted prices from independent pricing services and independent non-binding broker quotes where pricing inputs are not readily available.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements—(Continued)

Quantitative Information Regarding Internally Priced Level 3 Assets and Liabilities – The tables below present quantitative information on significant internally priced Level 3 assets and liabilities.

	As of December 31, 2013
	Fair Value	Primary Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value (1)
	(in thousands)
Assets:
Corporate securities	$94,730	Discounted cash flow	Discount rate	3.73%	12.06%	3.90%	Decrease
Reinsurance recoverables	$748,005	Fair values are determined in the same manner as future policy benefits
Liabilities:

Future policy benefits (2)	$778,226	Discounted cash flow	Lapse rate (3)	0%	11%		Decrease

			NPR spread (4)	0.08%	1.09%		Decrease
			Utilization rate (5)	70%	94%		Increase
			Withdrawal rate (6)	86%	100%		Increase
			Mortality rate (7)	0%	13%		Decrease
			Equity Volatility curve	15%	28%		Increase

	As of December 31, 2012
	Fair Value	Primary Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value (1)
	(in thousands)
Assets:

Corporate securities	$92,263	Discounted cash flow	Discount rate	3.27%	17.50%	3.74%	Decrease
		Cap at call price	Call price	100.00%	100.00%		Increase
Reinsurance recoverables	$1,732,094	Fair values are determined in the same manner as future policy benefits
Liabilities:

Future policy benefits (2)	$1,793,137	Discounted cash flow	Lapse rate (3)	0%	14%		Decrease

			NPR spread (4)	0.20%	1.60%		Decrease
			Utilization rate (5)	70%	94%		Increase
			Withdrawal rate (6)	85%	100%		Increase
			Mortality rate (7)	0%	13%		Decrease
			Equity Volatility curve	19%	34%		Increase

(1)	Conversely, the impact of a decrease in input would have the opposite impact for the fair value as that presented in the table.
(2)	Future policy benefits primarily represent general account liabilities for the optional living benefit features of the Company’s variable annuity contracts which are accounted for as embedded derivatives. Since the valuation methodology for these liabilities uses a range of inputs that vary at the contract level over the cash flow projection period, presenting a range, rather than weighted average, is a more meaningful representation of the unobservable inputs used in the valuation.
(3)	Base lapse rates are adjusted at the contract level based on a comparison of the benefit amount and the policyholder account value and reflect other factors, such as the applicability of any surrender charges. A dynamic lapse adjustment reduces the base lapse rate when the benefit amount is greater than the account value, as in-the-money contracts are less likely to lapse. Lapse rates are also generally assumed to be lower for the period where surrender charges apply.
(4)	To reflect NPR, the Company incorporates an additional spread over LIBOR into the discount rate used in the valuation of individual living benefit contracts in a liability position and generally not to those in a contra-liability position. In determining the NPR spread, the Company reflects the financial strength ratings of the Company and its affiliates as these are insurance liabilities and senior to debt. The additional spread over LIBOR is determined by utilizing the credit spreads associated with issuing funding agreements adjusted for any illiquidity risk premium.
(5)	The utilization rate assumption estimates the percentage of contracts that will utilize the benefit during the contract duration, and begin lifetime withdrawals at various time intervals from contract inception. The remaining contractholders are assumed to either begin lifetime withdrawals immediately or never utilize the benefit. These assumptions vary based on the product type, the age of the contractholder, and the age of the contract. The impact of changes in these assumptions is highly dependent on the contract type and age of the contractholder at the time of the sale and the timing of the first lifetime income withdrawal.
(6)	The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. The fair value of the liability will generally increase the closer the withdrawal rate is to 100%.
(7)	Range reflects the mortality rate for the vast majority of business with living benefits, with policyholders ranging from 35 to 90 years old. While the majority of living benefits have a minimum age requirement, certain benefits do not have an age restriction. This results in contractholders for certain benefits with mortality rates approaching 0%. Based on historical experience, the Company applies a set of age and duration specific mortality rate adjustments compared to standard industry tables. A mortality improvement assumption is also incorporated into the overall mortality table.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements—(Continued)

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

Future Policy Benefits – The unobservable contractholder behavior inputs related to the liability for the optional living benefit features of the Company’s variable annuity contracts included in future policy benefits are generally based on emerging experience, future expectations, and other data. While experience for these products is still emerging, the Company expects efficient benefit utilization and withdrawal rates to generally be correlated with lapse rates. However, behavior is generally highly dependent on the facts and circumstances surrounding the individual contractholder, such as their liquidity needs or tax situation, which could drive lapse behavior independent of other contractholder behavior assumptions. The dynamic lapse adjustment assumes lower lapses when the benefit amount is greater than the account value, as in-the-money contracts are less likely to lapse. Therefore, to the extent more efficient contractholder behavior results in greater in-the-moneyness at the contract level, the dynamic lapse function will reduce lapse rates for those contracts. Similarly, to the extent that increases in equity volatility are correlated with overall declines in the capital markets, the dynamic lapse function will lower overall lapse rates as contracts become more in-the-money.

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

	Year Ended December 31, 2013
	Fixed Maturities Available-For-Sale

	Corporate Securities	Asset- Backed Securities	Commercial Mortgage- Backed	Trading Account Assets - Equity Securities	Equity Securities Available- for-Sale
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$95,555	$69,298	$-	$207	$-
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	49	-	-	-	-
Asset management fees and other income	-	-	-	106	-
Included in other comprehensive income (loss)	(4,179)	(470)	18	-	-
Net investment income	4,729	454	-	-	-
Purchases	4,817	40,868	17,169	-	192
Sales	-	-	-	-	-
Issuances	-	-	-	-	-
Settlements	(4,629)	(13,924)	-	-	-
Transfers into Level 3 (1)	4,976	-	-	-	-
Transfers out of Level 3 (1)	(4,522)	(29,441)	(17,187)	-	-
Other (3)	-	(2,996)	-	-	-

Fair Value, end of period assets/(liabilities)	$96,796	$63,789	$-	$313	$192

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$-	$-	$-	$-	$-
Asset management fees and other income	$-	$-	$-	$107	$-

	Year Ended December 31, 2013
	Other Long-term Investments	Reinsurance Recoverables	Receivables from parent and affiliates	Future Policy Benefits
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$1,054	$1,732,094	$1,995	$(1,793,137)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(739)	(1,220,073)	-	1,262,310
Asset management fees and other income	60	-	-	-
Included in other comprehensive income (loss)	-	-	99	-
Net investment income	-	-	-	-
Purchases	111	235,984	6,250	-
Sales	-	-	(2,996)	-
Issuances	-	-	-	(247,399)
Settlements	-	-	-	-
Transfers into Level 3 (1)	-	-	-	-
Transfers out of Level 3 (1)	-	-	(1,997)	-
Other (3)	-	-	2,996	-

Fair Value, end of period assets/(liabilities)	$486	$748,005	$6,347	$(778,226)

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$-	$(1,166,676)	$-	$1,207,600
Asset management fees and other income	$51	$-	$-	$-

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements—(Continued)

	Year Ended December 31, 2012
	Fixed Maturities Available-For-Sale

	Corporate Securities	Asset Backed Securities	Trading Account Assets - Equity	Other Long- Term Investments	Reinsurance Recoverables
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$89,658	$48,563	$203	$1,213	$1,747,757
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	1,606	-	-	(2,326)	(244,519)
Asset management fees and other income	-	-	4	(3)	-
Included in other comprehensive income (loss)	2,271	1,109	-	-	-
Net investment income	4,634	649	-	-	-
Purchases	5,400	30,311	-	2,166	228,856
Sales	(29)	-	-	-	-
Issuances	-	-	-	-	-
Settlements	(8,286)	(11,334)	-	4	-
Transfers into Level 3 (1)	11,992	-	-	-	-
Transfers out of Level 3 (1)	(11,691)	-	-	-	-

Fair Value, end of period assets/(liabilities)	$95,555	$69,298	$207	$1,054	$1,732,094

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$-	$-	$-	$(1,349)	$(194,274)
Asset management fees and other income	$-	$-	$4	$(3)	$-

	Year Ended December 31, 2012

	Receivables from parent and affiliates	Future Policy Benefits
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$-	$(1,783,595)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	-	230,349
Asset management fees and other income	-	-
Included in other comprehensive income (loss)	(5)	-
Net investment income	-	-
Purchases	2,000	-
Sales	-	-
Issuances	-	(239,891)
Settlements	-	-
Transfers into Level 3 (1)	-	-
Transfers out of Level 3 (1)	-	-

Fair Value, end of period assets/(liabilities)	$1,995	$(1,793,137)

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$-	$179,477
Asset management fees and other income	$-	$-

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements—(Continued)

	Year Ended December 31, 2011
	Fixed Maturities Available-For-Sale

	Corporate Securities	Asset Backed Securities	Equity Securities - Available- For-Sale	Other Long- Term Investments	Reinsurance Recoverable	Trading Account Assets - Equity Securities
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$74,255	$53,857	$-	$-	$186,735	$-
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	46	-	-	(1,285)	1,348,271	-
Asset management fees and other income	-	-	-	(19)	-	(27)
Included in other comprehensive income (loss)	5,472	206	-	-	-	-
Net investment income	4,579	430	1	-	-	-
Purchases	8,702	-	-	262	212,751	-
Sales	-	-	(747)	-	-	-
Issuances	-	-	-	-	-	-
Settlements	(5,356)	(5,930)	-	-	-	-
Transfers into Level 3 (1)	51,135	-	976	2,255	-	-
Transfers out of Level 3 (1)	(49,175)	-	-	-	-	-
Other (3)	-	-	(230)	-	-	230

Fair Value, end of period assets/(liabilities)	$89,658	$48,563	$-	$1,213	$1,747,757	$203

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$-	$-	$-	$(1,311)	$1,356,358	$-
Asset management fees and other income	$-	$-	$-	$(19)	$-	$(27)

	Year Ended December 31, 2011
	Future Policy Benefits
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$(164,283)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(1,396,276)
Asset management fees and other income	-
Included in other comprehensive income (loss)	-
Net investment income	-
Purchases	-
Sales	(223,036)
Issuances	-
Settlements	-
Transfers into Level 3 (1)	-
Transfers out of Level 3 (1)	-

Fair Value, end of period assets/(liabilities)	$ (1,783,595)

Unrealized gains (losses) for the period relating to
Level 3 assets that were still held at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$(1,403,609)

(1)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(2)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(3)	“Other” primarily represents reclasses of certain assets between reporting categories.

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

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements—(Continued)

For the year ended December 31, 2011, the majority of Equity Securities Available-for-Sale transfers into Level 3 were due to the determination that the pricing inputs for perpetual preferred stocks provided by third party pricing services were primarily based on indicative broker quotes which could not always be verified against directly observable market information.

Fair Value of Financial Instruments

The table below presents the carrying amount and fair value by fair value hierarchy level of certain financial instruments that are not reported at fair value. However, in some cases, as described below, the carrying amount equals or approximates fair value.

	December 31, 2013					December 31, 2012

	Fair Value				Carrying Amount (1)	Fair Value	Carrying Amount

	Level 1	Level 2	Level 3	Total	Total	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$-	$-	$422,584	$422,584	$398,991	$473,964	$426,981
Policy loans	-	-	12,454	12,454	12,454	11,957	11,957
Other long term investments	-	-	1,623	1,623	1,440	983	877
Cash	1,417	-	-	1,417	1,417	266	266
Accrued investment income	-	32,169	-	32,169	32,169	44,656	44,656
Receivables from parent and affiliates	-	10,177	-	10,177	10,177	199	199
Other assets	-	11,190	-	11,190	11,190	12,410	12,410

Total assets	$1,417	$53,536	$436,661	$491,614	$467,838	$544,435	$497,346

Liabilities:
Policyholders’ Account Balances - Investment contracts	$-	$-	$84,153	$84,153	$85,672	$78,159	$75,242
Cash collateral for loaned securities	-	47,896	-	47,896	47,896	38,976	38,976
Short-term debt	-	218,488	-	218,488	205,000	-	-
Long-term debt	-	-	-	-	-	426,827	400,000
Payables to parent and affiliates	-	85,204	-	85,204	85,204	94,953	94,953
Other liabilities	-	101,656	-	101,656	101,656	99,094	99,094
Separate account liabilities - investment contracts	-	796	-	796	796	964	964

Total liabilities	$-	$454,040	$84,153	$538,193	$526,224	$738,973	$709,229

(1)	Carrying values presented herein differ from those in the Company’s Statements of Financial Position because certain items within the respective financial statement captions are not considered financial instruments or out of scope under authoritative guidance relating to disclosures of the fair value of financial instruments. Financial statement captions excluded from the above table are not considered financial instruments.

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

Other Long-term Investments

Other long-term investments include investments in joint ventures and limited partnerships. The estimated fair values of these cost method investments are generally based on the Company’s share of the net asset value (“NAV”) as provided in the financial statements of the investees. In certain circumstances, management may adjust the NAV by a premium or discount when it has sufficient evidence to support applying such adjustments. For the year end December 31, 2013 and 2012 no such adjustments were made.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements—(Continued)

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

Policyholders’ Account Balances - Investment Contracts

Only the portion of policyholders’ account balances related to products that are investment contracts (those without significant mortality or morbidity risk) are reflected in the table above. For fixed deferred annuities and payout annuities and other similar contracts without life contingencies, fair values are derived using discounted projected cash flows based on interest rates that are representative of the Company’s financial strength ratings, and hence reflect the Company’s own non-performance risk. For those balances that can be withdrawn by the customer at any time without prior notice or penalty, the fair value is the amount estimated to be payable to the customer as of the reporting date, which is generally the carrying value.

Cash Collateral for Loaned Securities

Cash collateral for loaned securities represents the collateral received or paid in connection with loaning or borrowing securities. For these transactions, the carrying value of the related asset/liability approximates fair value as they equal the amount of cash collateral received/paid.

Debt

The fair value of short term and long-term debt is generally determined by either prices obtained from independent pricing services, which are validated by the Company, or discounted cash flow models. These fair values consider the Company’s own non-performance risk. Discounted cash flow models predominately use market observable inputs such as the borrowing rates currently available to the Company for debt and financial instruments with similar terms and remaining maturities.

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

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements—(Continued)

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

The fair value of the living benefit feature embedded derivatives included in “Future policy benefits” was a liability of $778 million and $1,793 million as of December 31, 2013 and December 31, 2012, respectively. The fair value of the embedded derivatives related to the reinsurance of certain of these benefits to Pruco Re and Prudential Insurance included in “Reinsurance recoverables” was an asset of $748 million and $1,733 million as of December 31, 2013 and December 31, 2012, respectively.

The table below provides a summary of the gross notional amount and fair value of derivatives contracts used in a non-broker-dealer capacity, excluding embedded derivatives which are recorded with the associated host, by the primary underlying. Many derivative instruments contain multiple underlyings.

	December 31, 2013			December 31, 2012
	Notional	Gross Fair Value		Notional	Gross Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities

	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate	$72,247	$940	$(4,635)	$65,612	$192	$(3,309)

Total Qualifying Hedges	$72,247	$940	$(4,635)	$65,612	$192	$(3,309)

Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$1,533,750	$59,872	$(80,601)	$2,332,950	$139,258	$(24,075)
Interest Rate Options	100,000	6,534	-	100,000	15,330	-
Currency/Interest Rate
Foreign Currency Swaps	55,919	19	(1,349)	61,126	1,715	(2,894)
Credit
Credit Default Swaps	6,050	-	(115)	345,050	411	(1,413)
Equity
Total Return Swaps	219,896	-	(4,712)	253,766	193	(3,741)
Equity Options	13,170,805	6,170	(3,168)	7,800,982	16,988	(6,920)

Total Non-Qualifying Hedges	$15,086,420	$72,595	$(89,945)	$10,893,874	$173,895	$(39,043)

Total Derivatives (1)	$15,158,667	$73,535	$(94,580)	$10,959,486	$174,087	$(42,352)

(1)	Excludes embedded derivatives which contain multiple underlyings. The fair value of these embedded derivatives was a liability of $778 million and $1,793 million as of December 31, 2013 and December 31, 2012, respectively, included in “Future policy benefits.”

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements—(Continued)

Offsetting Assets and Liabilities

The following table presents recognized derivative instruments (including bifurcated embedded derivatives) that are offset in the balance sheet, and/or are subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in the balance sheet.

	December 31, 2013
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral	Net Amount

	(in thousands)
Offsetting of Financial Assets:
Derivatives	$73,535	$(73,535)	$-	$-	$-

Offsetting of Financial Liabilities:
Derivatives	$94,580	$72,822	$21,758	$(24,491)	$(2,733)

	December 31, 2012
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$174,087	$(42,352)	$131,735	$-	$131,735

Offsetting of Financial Liabilities:
Derivatives	$42,352	$(42,352)	$-	$-	$-

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

The following tables provide the financial statement classification and impact of derivatives used in qualifying and non-qualifying hedge relationships, excluding the offset of the hedged item in an effective hedge relationship:

	Year Ended December 31, 2013
	Realized Investment Gains/(Losses)	Net Investment Income	Other Income	Accumulated Other Comprehensive Income (1)
	(in thousands)
Derivatives Designated as Hedging Instruments:
Cash flow hedges
Currency/Interest Rate	$-	(89)	(7)	(585)

Total cash flow hedges	-	(89)	(7)	(585)

Derivatives Not Qualifying as Hedging Instruments:
Interest Rate	(116,025)	-	-	-
Currency/Interest Rate	(204)	-	24	-
Credit	(103)	-	-	-
Equity	(79,498)	-	-	-
Embedded Derivatives	1,775	-	-	-

Total non-qualifying hedges	(194,055)	-	24	-

Total	$(194,055)	(89)	17	(585)

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements—(Continued)

		Year Ended December 31, 2012
		Realized Investment Gains/(Losses)		Net Investment Income		Other Income		Accumulated Other Comprehensive Income (1)
		(in thousands)
Derivatives Designated as Hedging Instruments:
Cash flow hedges
Currency/Interest Rate	$	-	$	(116)	$	14	$	(2,106)

Total cash flow hedges		-		(116)		14		(2,106)
Derivatives Not Qualifying as Hedging Instruments:
Interest Rate		5,030		-		-		-
Currency		(15)		-		-		-
Currency/Interest Rate		(1,368)		-		(17)		-
Credit		143		-		-		-
Equity		(56,158)		-		-		-
Embedded Derivatives		(55,295)		-		-		-

Total non-qualifying hedges		(107,663)		-		(17)		-

Total		$(107,663)		$(116)		$(3)		$(2,106)

		Year Ended December 31, 2011
		Realized Investment Gains/(Losses)		Net Investment Income		Other Income		Accumulated Other Comprehensive Income (1)
		(in thousands)
Derivatives Designated as Hedging Instruments:
Cash flow hedges
Currency/Interest Rate	$	-	$	(89)	$	1	$	1,504

Total cash flow hedges		-		(89)		1		1,504
Derivatives Not Qualifying as Hedging Instruments:
Interest Rate		114,601		-		-		-
Currency/Interest Rate		1,281		-		-		-
Credit		915		-		-		-
Equity		(28,070)		-		-		-
Embedded Derivatives		(100,093)		-		-		-

Total non-qualifying hedges		(11,366)		-		-		-

Total	$	(11,366)	$	(89)	$	1	$	1,504

(1)	Amounts deferred in “Accumulated other comprehensive income (loss).”

For the years ended December 31, 2013, 2012 and 2011, the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations and there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.

Presented below is a rollforward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in thousands)
Balance, December 31, 2010	$(2,462)
Net deferred gains (losses) on cash flow hedges from January 1 to December 31, 2011	1,415
Amount reclassified into current period earnings	85

Balance, December 31, 2011	(962)
Net deferred gains (losses) on cash flow hedges from January 1 to December 31, 2012	(2,207)
Amount reclassified into current period earnings	101

Balance, December 31, 2012	(3,068)
Net deferred gains (losses) on cash flow hedges from January 1 to December 31, 2013	(680)
Amount reclassified into current period earnings	95

Balance, December 31, 2013	$(3,653)

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements—(Continued)

As of December 31, 2013 and 2012, the Company did not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 20 years. Income amounts deferred in “Accumulated other comprehensive income (loss)” as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” in the Statements of Equity.

Credit Derivatives Written

The Company writes credit derivatives under which the Company is obligated to pay a related party counterparty the referenced amount of the contract and receive in return the defaulted security or similar security. As of December 31, 2013, the Company had no outstanding written credit derivatives. As of December 31, 2012, the Company’s maximum amount at risk under these credit derivatives, assuming the value of the underlying referenced securities become worthless, was $315 million notional of credit default swap (“CDS”) selling protection with an associated fair value of less than $1 million. The underlying credits had NAIC designation ratings of 1 and 2.

The following table sets forth the composition of the Company’s credit derivatives where it has written credit protection by industry category as of the dates indicated.

	December 31, 2013		December 31, 2012
Industry	Notional	Fair Value	Notional	Fair Value
	(in thousands)
Corporate Securities:
Consumer Non-cyclical	$-	$-	$120,000	$146
Capital Goods	-	-	90,000	109
Basic Industry	-	-	40,000	68
Transportation	-	-	25,000	30
Consumer Cyclical	-	-	20,000	29
Energy	-	-	20,000	29

Total Credit Derivatives	$-	$-	$315,000	$411

In addition to writing credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of December 31, 2013 and December 31, 2012, the Company had $6 million and $30 million of outstanding notional amounts, reported at fair value as a liability of $0.1 million and $1 million.

Credit Risk

The Company is exposed to credit-related losses in the event of non-performance by its counterparty to financial derivative transactions.

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

12.    COMMITMENTS, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS

Commitments

The Company had made commitments to fund $12 million of commercial loans as of December 31, 2013. The Company also made commitments to purchase or fund investments, mostly private fixed maturities, of $22 million as of December 31, 2013.

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

Notes to Financial Statements—(Continued)

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed, including matters discussed below. The Company estimates that as of December 31, 2013, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is $0 to approximately $5.4 million. This estimate is not an indication of expected loss, if any, or the Company’s maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

In January 2013, a qui tam action on behalf of the State of Florida, Total Asset Recovery Services v. Met Life Inc., et al., Manulife Financial Corporation, et. al., Prudential Financial, Inc., The Prudential Insurance Company of America, and Prudential Insurance Agency, LLC, filed in the Circuit Court of Leon County, Florida, was served on Prudential Insurance. The complaint alleges that Prudential Insurance failed to escheat life insurance proceeds to the State of Florida in violation of the Florida False Claims Act and seeks injunctive relief, compensatory damages, civil penalties, treble damages, prejudgment interest, attorneys’ fees and costs. In March 2013, the Company filed a motion to dismiss the complaint. In August 2013, the court dismissed the complaint with prejudice. In September 2013, plaintiff filed an appeal with Florida’s Circuit Court of the Second Judicial Circuit in Leon County.

In January 2012, a Global Resolution Agreement entered into by the Company and a third party auditor became effective upon its acceptance by the unclaimed property departments of 20 states and jurisdictions. Under the terms of the Global Resolution Agreement, the third party auditor acting on behalf of the signatory states will compare expanded matching criteria to the Social Security Master Death File (“SSMDF”) to identify deceased insureds and contract holders where a valid claim has not been made. In February 2012, a Regulatory Settlement Agreement entered into by the Company to resolve a multi-state market conduct examination regarding its adherence to state claim settlement practices became effective upon its acceptance by the insurance departments of 20 states and jurisdictions. The Regulatory Settlement Agreement applies prospectively and requires the Company to adopt and implement additional procedures comparing its records to the SSMDF to identify unclaimed death benefits and prescribes procedures for identifying and locating beneficiaries once deaths are identified. Substantially all other jurisdictions that are not signatories to the Global Resolution Agreement or the Regulatory Settlement Agreement have entered into similar agreements with the Company.

The Company is one of several companies subpoenaed by the New York Attorney General regarding its unclaimed property procedures. Additionally, the New York State Department of Financial Services (“NYDFS”) has requested that 172 life insurers (including the Company) provide data to the NYDFS regarding use of the SSMDF. The New York Office of Unclaimed Funds is conducting an audit of the Company’s compliance with New York’s unclaimed property laws. In February 2012, the Massachusetts Office of the Attorney General requested information regarding the Company’s unclaimed property procedures. In December 2013, this matter was closed without prejudice. In May 2013, the Company entered into a settlement agreement with the Minnesota Department of Commerce, Insurance Division, which requires the Company to take additional steps to identify deceased insureds and contract holders where a valid claim has not been made.

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

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements—(Continued)

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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses also include allocations of stock compensation expenses related to a stock option program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock option program and deferred compensation program was $2 million for the years ended December 31, 2013, 2012 and 2011.

The Company is charged for its share of employee benefits expenses. These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Some of these benefits are based on earnings and length of service. Other benefits are based on an account balance, which takes into consideration age, service and earnings during career. The Company’s share of net expense for the pension plans was $3 million for the years ended December 31, 2013, 2012 and 2011.

Prudential Insurance sponsors voluntary savings plans for the Company’s employees (“401(k) plans”). The 401(k) plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The expense charged to the Company for the matching contribution to the 401(k) plans was $1 million for the years ended December 31, 2013, 2012 and 2011.

Affiliated Asset Administration Fee Income

In accordance with a revenue sharing agreement with AST Investment Services, Inc., the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust, formerly known as American Skandia Trust. Income received from AST Investment Services, Inc. related to this agreement was $227 million, $226 million and $243 million for the years ended December 31, 2013, 2012 and 2011 respectively. These revenues are recorded as “Asset administration fees and other income” in the Statements of Operations and Comprehensive Income.

Affiliated Investment Management Expenses

In accordance with an agreement with Prudential Investment Management, Inc. (“PIMI”), the Company pays investment management expenses to PIMI who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PIMI related to this agreement was $7 million, $8 million and $9 million for the years ended December 31, 2013, 2012 and 2011 respectively. These expenses are recorded as “Net investment income” in the Statements of Operations and Comprehensive Income.

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

Allocated lease expense was $10 million, $4 million and $4 million for the years ended December 31, 2013, 2012 and 2011 respectively. Allocated sub-lease rental income, recorded as a reduction to lease expense was $4 million, $4 million and $2 million for the years ended December 31, 2013, 2012 and 2011 respectively. Assuming that the written service agreement between PALAC and PAIST continues indefinitely, PALAC’s allocated future minimum lease payments and sub-lease receipts per year and in aggregate as of December 31, 2013 are as follows:

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements—(Continued)

	Lease	Sub-Lease
	(in thousands)
2014	$4,480	$(635)
2015	3,716	-
2016	3,716	-
2017	3,716	-
2018	3,716	-
2019 and thereafter	3,406	-

Total	$22,750	$(635)

The Company pays commissions and certain other fees to PAD in consideration for PAD’s marketing and underwriting of the Company’s products. Commissions and fees are paid by PAD to broker-dealers who sold and service the Company’s products. Commissions and fees paid by the Company to PAD were $172 million, $186 million and $185 million for the years ended December 31, 2013, 2012 and 2011 respectively.

Debt Agreements

Short-term and Long-term Debt

The Company is authorized to borrow funds up to $4 billion from Prudential Financial and its affiliates to meet its capital and other funding needs. The Company had debt of $5 million and $0 million outstanding with Prudential Funding, LLC as of December 31, 2013 and December 31, 2012, respectively. Total interest expense on debt with Prudential Funding, LLC was less than $1 million for the years ended December 31, 2013, 2012 and 2011.

The Company had debt of $200 million and $400 million outstanding with Prudential Financial as of December 31, 2013 and December 31, 2012, respectively. This loan has a fixed interest rate of 4.49% and matures on December 29, 2014. In 2013 and 2012, $200 million partial pay downs were made on this outstanding debt. Total interest expense on debt with Prudential Financial was $17 million, $27 million and $36 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Reinsurance Agreements

The Company uses reinsurance as part of its risk management and capital management strategies for certain of its optional living benefit features. Fees ceded under these agreements are included in “Realized investment gains (losses), net” on the Statement of Operations and Comprehensive Income. The Company ceded fees of $275 million, $269 million and $263 million to Pruco Re for the years ended December 31, 2013, 2012 and 2011, respectively. The Company ceded fees of $1 million, $1 million and $2 million to Prudential Insurance for the years ended December 31, 2013, 2012 and 2011, respectively. The Company’s reinsurance payables related to affiliated reinsurance were $25 million as of December 31, 2013 and December 31, 2012.

The Company’s reinsurance recoverables related to affiliated reinsurance were $0.7 billion and $1.7 billion as of December 31, 2013 and December 31, 2012, respectively. The assets are reflected in “Reinsurance recoverables” in the Company’s Statements of Financial Position. Realized gains (losses) were $(1.3) billion, $(0.3) billion and $1.3 billion for the years ended December 31, 2013, 2012 and 2011, respectively. Changes in realized gains (losses) for the years ended December 31, 2013, 2012 and 2011 periods were primarily due to changes in market conditions in each respective period.

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

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements—(Continued)

mortgage loans to an affiliated company. These loans had an amortized cost of $27 million and a fair value of $28 million. The net difference between historic amortized cost and the fair value was $1 million and was recorded as a realized investment gain on the Company’s Statement of Operations and Comprehensive Income.

During 2013, the Company sold fixed maturity securities to Prudential Financial. These securities had an amortized cost of $90 million and a fair value of $103 million. The net difference between historic amortized cost and the fair value was accounted for as an increase of $8 million to additional paid-in capital, net of taxes. The Company also sold commercial mortgage loans to an affiliated company. These securities had an amortized cost of $6 million and a fair value of $6 million. The net difference between historic amortized cost and the fair value was less than $1 million and was recorded as a realized investment gain on the Company’s Statement of Operations and Comprehensive Income.

14.    LEASES

The Company entered into an eleven-year lease agreement for office space in Westminster, Colorado, effective January 1, 2001. Lease expense for the years ended December 31, 2013, 2012 and 2011, was $0 million, $0 million and $5 million, respectively. Sub-lease rental income was $0 million, $0 million and $4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The Company does not have future minimum lease payments and sub-lease receipts as of December 31, 2013 as the lease agreement expired on December 31, 2011.

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

16.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The unaudited quarterly results of operations for the years ended December 31, 2013 and 2012 are summarized in the table below:

	Three months ended
	March 31	June 30	September 30	December 31
2013	(in thousands)
Total revenues	$290,576	$283,524	$250,028	$286,154
Total benefits and expenses	93,190	96,720	(332,523)	72,431
Income (loss) from operations before income taxes and cumulative effect of accounting change	197,386	186,804	582,551	213,723
Net income (loss)	$147,388	$143,670	$400,296	$156,738

	Three months ended
	March 31	June 30	September 30	December 31
	(in thousands)
2012
Total revenues	$313,201	$375,418	$280,135	$310,807
Total benefits and expenses	(217,998)	716,619	(131,867)	55,114
Income (loss) from operations before income taxes and cumulative effect of accounting change	531,199	(341,201)	412,002	255,693
Net income (loss)	$372,347	$(237,147)	$309,747	$189,112

Results for the fourth quarter of 2013 include a pre-tax expense of $22 million related to an out of period adjustment recorded by the Company primarily due to additional DAC amortization related to the overstatement of reinsured reserves in the third quarter of 2013. The overstatement resulted from the use of incorrect data inputs to calculate the impact of the market’s perception of our own non-performance risk on the reserves for certain annuities with guaranteed benefits. This item impacted only the third and fourth quarters of 2013 and had no impact to full year 2013 reported results.