Form 10-Q
period 2014-03-31
PRUDENTIAL ANNUITIES LIFE ASSURANCE CORP/CT
filed 2014-05-14
CIK 881453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 14, 2014, 25,000 shares of the registrant’s Common Stock (par value $100) consisting of 100 voting shares and 24,900 non-voting shares, were outstanding. As of such date, Prudential Annuities, Inc. formerly known as American Skandia, Inc., an indirect wholly owned subsidiary of Prudential Financial, Inc., a New Jersey corporation, owned all of the registrant’s Common Stock.

Prudential Annuities Life Assurance Corporation meets the conditions set forth in General Instruction (H) (1) (a) and (b) on Form 10-Q and

is therefore filing this Form 10-Q in the reduced disclosure format.

FORWARD LOOKING STATEMENTS

Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Prudential Annuities Life Assurance Corporation. There can be no assurance that future developments affecting Prudential Annuities Life Assurance Corporation will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial markets; (2) the availability and cost of additional debt or equity capital or external financing for our operations; (3) interest rate fluctuations or prolonged periods of low interest rates; (4) the degree to which we choose not to hedge risks, or the potential ineffectiveness or insufficiency of hedging or risk management strategies we do implement, with regard to variable annuity or other product guarantees; (5) any inability to access our credit facilities; (6) reestimates of our reserves for future policy benefits and claims; (7) differences between actual experience regarding mortality, longevity, morbidity, persistency, surrender experience, interest rates, or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (8) changes in our assumptions related to deferred policy acquisition costs or value of business acquired; (9) changes in our financial strength or credit ratings; (10) investment losses, defaults and counterparty non-performance; (11) competition in our product lines and for personnel; (12) changes in tax law; (13) regulatory or legislative changes, including the Dodd-Frank Wall Street Reform and Consumer Protection Act; (14) inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (15) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities; (16) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (17) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (18) interruption in telecommunication, information technology or other operational systems or failure to maintain the security, confidentiality or privacy of sensitive data on such systems; and (19) changes in statutory or accounting principles generally accepted in the United States of America (“U.S. GAAP”), practices or policies. Prudential Annuities Life Assurance Corporation does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of certain risks relating to our business and investment in our securities.

Prudential Annuities Life Assurance Corporation

Unaudited Interim Statements of Financial Position

As of March 31, 2014 and December 31, 2013 (in thousands, except share amounts)

	March 31, 2014	December 31, 2013
ASSETS
Fixed maturities, available-for-sale, at fair value (amortized cost, 2014: $3,012,502; 2013: $3,079,002)	$3,220,376	$3,264,216
Trading account assets, at fair value	6,398	6,677
Equity securities, available-for-sale, at fair value (cost, 2014: $206; 2013: $206)	209	208
Commercial mortgage and other loans, net of valuation allowance	407,190	398,991
Policy loans	12,581	12,454
Short-term investments	171,878	118,188
Other long-term investments	64,719	60,585

Total investments	3,883,351	3,861,319

Cash and cash equivalents	8,783	1,417
Deferred policy acquisition costs	1,306,168	1,345,504
Accrued investment income	33,119	32,169
Reinsurance recoverables	1,345,604	748,690
Value of business acquired	41,214	43,500
Deferred sales inducements	779,630	809,247
Receivables from parent and affiliates	38,150	35,594
Other assets	8,123	16,994
Separate account assets	46,021,782	46,626,828

TOTAL ASSETS	$53,465,924	$53,521,262

LIABILITIES AND EQUITY
LIABILITIES
Policyholders’ account balances	$3,035,929	$3,191,215
Future policy benefits and other policyholder liabilities	1,766,610	1,127,342
Payables to parent and affiliates	63,217	111,403
Cash collateral for loaned securities	24,806	47,896
Income taxes	370,825	358,818
Short-term debt	200,000	205,000
Other liabilities	153,023	113,125
Separate account liabilities	46,021,782	46,626,828

Total Liabilities	51,636,192	51,781,627

Commitments and Contingent Liabilities (See Note 6)

EQUITY
Common stock, $100 par value; 25,000 shares, authorized, issued and outstanding	2,500	2,500
Additional paid-in capital	901,422	901,422
Retained earnings	842,344	764,846
Accumulated other comprehensive income (loss)	83,466	70,867

Total Equity	1,829,732	1,739,635

TOTAL LIABILITIES AND EQUITY	$53,465,924	$53,521,262

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation

Unaudited Interim Statements of Operations and Comprehensive Income

Three Months Ended March 31, 2014 and 2013 (in thousands)

	Three Months Ended March 31,
	2014	2013
REVENUES
Premiums	$8,142	$6,493
Policy charges and fee income	201,667	198,864
Net investment income	44,501	58,540
Asset administration fees and other income	57,110	64,775
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	-	-
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income	-	-
Other realized investment gains (losses), net	(171)	(38,096)

Total realized investment gains (losses), net	(171)	(38,096)

Total revenues	311,249	290,576

BENEFITS AND EXPENSES
Policyholders’ benefits	28,943	18,618
Interest credited to policyholders’ account balances	47,969	9,463
Amortization of deferred policy acquisition costs	38,983	(35,034)
General, administrative and other expenses	101,001	100,143

Total benefits and expenses	216,896	93,190

INCOME FROM OPERATIONS BEFORE INCOME TAXES	94,353	197,386

Income tax expense	16,855	49,998

NET INCOME	77,498	147,388

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(1)	(15)
Net unrealized investment gains (losses):
Unrealized investment gains (losses) for the period	20,190	(11,298)
Reclassification adjustment for (gains) losses included in net income	(806)	(2,713)

Net unrealized investment gains (losses)	19,384	(14,011)

Other comprehensive income (loss), before tax:	19,383	(14,026)
Less: Income tax expense (benefit) related to other comprehensive income (loss)
Foreign currency translation adjustments	(1)	(5)
Net unrealized income (losses)	6,785	(4,904)

Total	6,784	(4,909)

Other comprehensive income (loss), net of taxes	12,599	(9,117)

COMPREHENSIVE INCOME	$90,097	$138,271

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation

Unaudited Interim Statements of Equity

Three Months Ended March 31, 2014 and 2013 (in thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total equity

Balance, December 31, 2013	$2,500	$901,422	$764,846	$70,867	$1,739,635
Comprehensive income:
Net income	-	-	77,498	-	77,498
Other comprehensive income (loss), net of taxes	-	-	-	12,599	12,599

Total comprehensive income					90,097

Balance, March 31, 2014	$2,500	$901,422	$842,344	$83,466	$1,829,732

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total equity

Balance, December 31, 2012	$2,500	$893,336	$200,754	$147,287	$1,243,877
Contributed capital	-	8,086	-	-	8,086
Comprehensive income:
Net income	-	-	147,388	-	147,388
Other comprehensive income (loss), net of taxes	-	-	-	(9,117)	(9,117)

Total comprehensive income					138,271

Balance, March 31, 2013	$2,500	$901,422	$348,142	$138,170	$1,390,234

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation

Unaudited Interim Statements of Cash Flows

Three Months Ended March 31, 2014 and 2013 (in thousands)

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$77,498	$147,388
Adjustments to reconcile net income to net cash provided by operating activities:
Policy charges and fee income	1,473	3,491
Realized investment (gains) losses, net	171	38,096
Depreciation and amortization	680	2,254
Interest credited to policyholders’ account balances	47,969	9,463
Change in:
Future policy benefit reserves	77,111	66,638
Accrued investment income	(950)	(2,340)
Net (payable) to affiliates	(17,487)	(55,377)
Deferred sales inducements	(4,366)	(9,042)
Deferred policy acquisition costs	38,145	(36,418)
Income taxes	5,222	99,326
Reinsurance recoverables	(70,004)	(68,724)
Other, net	(19,918)	(29,573)

Cash flows from operating activities	$135,544	$165,182

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	$365,885	$306,441
Commercial mortgage and other loans	7,519	4,024
Trading account assets	987	2,078
Policy loans	162	76
Other long-term investments	985	925
Short-term investments	761,364	543,277
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(237,083)	(99,849)
Commercial mortgage and other loans	(15,718)	(9,222)
Trading account assets	(619)	(2,143)
Policy loans	(169)	(318)
Other long-term investments	(7,593)	(3,140)
Short-term investments	(816,271)	(575,797)
Notes receivable from parent and affiliates, net	3,865	5,699
Other, net	(14)	24

Cash flows from investing activities	$63,300	$172,075

CASH FLOWS USED IN FINANCING ACTIVITIES:
Cash collateral for loaned securities	(23,091)	(16,747)
Net (decrease) in short-term borrowing	(5,000)	-
Drafts outstanding	5,370	8,511
Contributed capital	-	12,439
Policyholders’ account balances
Deposits	312,039	215,301
Withdrawals	(480,796)	(551,829)

Cash flows used in financing activities	$(191,478)	$(332,325)

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,366	4,932
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,417	266

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,783	$5,198

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements

1.    BUSINESS AND BASIS OF PRESENTATION

Prudential Annuities Life Assurance Corporation (the “Company” or “PALAC”), with its principal offices in Shelton, Connecticut, is an indirect wholly-owned subsidiary of Prudential Financial, Inc. (“Prudential Financial”), a New Jersey corporation. The Company is a wholly-owned subsidiary of Prudential Annuities, Inc. (“PAI”), which in turn is an indirect wholly-owned subsidiary of Prudential Financial.

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

Beginning in March 2010, the Company ceased offering its variable annuity products (and where offered, the companion market value adjustment option) to new investors upon the launch of a new product line by each of Pruco Life Insurance Company and Pruco Life Insurance Company of New Jersey (which are affiliates of the Company). These initiatives were implemented to create operational and administrative efficiencies by offering a single product line of annuity products from a more limited group of legal entities. During 2012, the Company suspended additional customer deposits for variable annuities with certain optional living benefit riders. However, subject to applicable contract provisions and administrative rules, the Company continues to accept additional customer deposits on certain inforce contracts.

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

The most significant estimates include those used in determining deferred policy acquisition costs and related amortization; value of business acquired and its amortization; amortization of deferred sales inducements; valuation of investments including derivatives and the recognition of other-than-temporary impairments (“OTTI”); future policy benefits including guarantees; provision for income taxes and valuation of deferred tax assets; and reserves for contingent liabilities, including reserves for losses in connection with unresolved legal matters.

2.    SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

This section supplements, and should be read in conjunction with, Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

In February 2013, the FASB issued updated guidance regarding the presentation of comprehensive income. Under the guidance, an entity is required to separately present information about significant items reclassified out of accumulated other comprehensive income (“AOCI”) by component as well as changes in AOCI balances by component in either the financial statements or the notes to the financial statements. The guidance does not change the items that are reported in other comprehensive income, does not change when an item of other comprehensive income must be reclassified to net income, and does not amend any existing requirements for reporting net income or other comprehensive income. The guidance is effective for the first interim or annual reporting period beginning after December 15, 2012 and should be applied prospectively. The disclosures required by this guidance are included in Note 3.

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

Future Adoption of New Accounting Pronouncements

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

3.    INVESTMENTS

Fixed Maturities and Equity Securities

The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) as of the dates indicated:

	March 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI (3)
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$6,374	$19	$26	$6,367	$-
Obligations of U.S. states and their political subdivisions	67,926	2,692	575	70,043	-
Foreign government bonds	25,298	6,355	-	31,653	-
Public utilities	240,630	23,106	1,436	262,300	-
Corporate securities	1,907,066	165,232	3,974	2,068,324	-
Asset-backed securities (1)	204,686	6,020	290	210,416	(41)
Commercial mortgage-backed securities	414,602	10,034	4,223	420,413	-
Residential mortgage-backed securities (2)	145,920	5,032	92	150,860	(40)

Total fixed maturities, available-for-sale	$3,012,502	$218,490	$10,616	$3,220,376	$(81)

Equity securities, available-for-sale
Common Stocks:
Public utilities	$192	$-	$-	$192
Mutual funds	14	3	-	17

Total equity securities, available-for-sale	$206	$3	$-	$209

(1)	Includes credit-tranched securities collateralized by sub-prime mortgages, credit cards, education loans, and other asset types.
(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in AOCI, which were not included in earnings. Amount excludes $0.1 million of net unrealized gains on impaired available-for-sale securities relating to changes in the value of such securities subsequent to the impairment measurement date.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI (3)
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$6,382	$36	$34	$6,384	$-
Obligations of U.S. states and their political subdivisions	67,225	2,911	1,570	68,566	-
Foreign government bonds	25,437	5,717	-	31,154	-
Public utilities	229,807	17,048	3,190	243,665	-
Corporate securities	2,029,720	158,360	9,103	2,178,977	-
Asset-backed securities (1)	182,888	6,513	1,509	187,892	(1,351)
Commercial mortgage-backed securities	384,764	11,387	5,518	390,633	-
Residential mortgage-backed securities (2)	152,779	5,138	972	156,945	(40)

Total fixed maturities, available-for-sale	$3,079,002	$207,110	$21,896	$3,264,216	$(1,391)

Equity securities, available-for-sale
Common Stocks:
Public utilities	$192	$-	$-	$192
Mutual funds	14	2	-	16

Total equity securities, available-for-sale	$206	$2	$-	$208

(1)	Includes credit-tranched securities collateralized by sub-prime mortgages, credit cards, education loans, and other asset types.
(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in AOCI, which were not included in earnings. Amount excludes $1.7 million of net unrealized gains on impaired available-for-sale securities relating to changes in the value of such securities subsequent to the impairment measurement date.

The amortized cost and fair value of fixed maturities by contractual maturities at March 31, 2014, are as follows:

	Available-for-Sale
	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$347,647	$358,035
Due after one year through five years	938,910	1,011,996
Due after five years through ten years	553,767	605,703
Due after ten years	406,970	462,953
Asset-backed securities	204,686	210,416
Commercial mortgage-backed securities	414,602	420,413
Residential mortgage-backed securities	145,920	150,860

Total	$3,012,502	$3,220,376

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Asset-backed, commercial mortgage-backed, and residential mortgage-backed securities are shown separately in the table above, as they are not due at a single maturity date.

The following table depicts the sources of fixed maturity proceeds and related investment gains / (losses), as well as losses on impairments of both fixed maturities and equity securities:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Fixed maturities, available-for-sale
Proceeds from sales	$52,030	$114,927
Proceeds from maturities/repayments	307,613	206,415
Gross investment gains from sales, prepayments, and maturities	1,132	2,792
Gross investment losses from sales and maturities	(326)	(80)

Equity securities, available-for-sale
Proceeds from sales	$-	$1
Gross investment gains from sales	-	1

Fixed maturity and equity security impairments
Net writedowns for other-than-temporary impairment losses on fixed maturities recognized in earnings (1)	$-	$-

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of the impairment.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

As discussed in Note 2 to the Company’s Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2013, a portion of certain other-than-temporary-impairment (“OTTI”) losses on fixed maturity securities are recognized in “Other comprehensive income (loss)” (“OCI”). For these securities, the net amount recognized in earnings (“credit loss impairments”) represents the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. Any remaining difference between the fair value and amortized cost is recognized in OCI. The following table sets forth the amount of pre-tax credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts.

Credit losses recognized in earnings on fixed maturity securities held by the Company for which a portion of the OTTI loss was recognized in OCI

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Balance, beginning of period	$1,800	$3,381
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(1,673)	(1,614)
Increases due to the passage of time on previously recorded credit losses	-	27
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(8)	(68)

Balance, end of period	$119	$1,726

Trading Account Assets

The following table sets forth the composition of “Trading account assets” as of the dates indicated:

	March 31, 2014		December 31, 2013
	Cost	Fair Value	Cost	Fair Value
	(in thousands)
Total trading account assets—Equity securities	$4,828	$6,398	$5,164	$6,677

The net change in unrealized gains / (losses) from trading account assets still held at period end, recorded within “Asset administration fees and other income”, was $0.1 million and $0.4 million during the three months ended March 31, 2014 and 2013, respectively.

Commercial Mortgage and Other Loans

The Company’s commercial mortgage and other loans are comprised as follows, as of the dates indicated:

	March 31, 2014		December 31, 2013
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial and agricultural mortgage loans by property type:
Apartments/Multi-Family	$133,174	32.8%	$125,045	31.5%
Industrial	83,870	20.7	88,009	22.1
Retail	71,822	17.7	72,325	18.2
Office	44,696	11.0	40,976	10.3
Other	14,466	3.6	13,796	3.5
Hospitality	5,122	1.3	5,133	1.3

Total commercial mortgage loans	353,150	87.0	345,284	86.9
Agricultural property loans	52,556	13.0	52,223	13.1

Total commercial and agricultural mortgage loans by property type	405,706	100.0%	397,507	100.0%

Valuation allowance	(1,256)		(1,256)

Total net commercial and agricultural mortgage loans by property type	404,450		396,251

Other Loans
Uncollateralized loans	2,740		2,740

Total other loans	2,740		2,740

Total commercial mortgage and other loans	$407,190		$398,991

The commercial mortgage and agricultural property loans are geographically dispersed throughout the United States with the largest concentrations in California (17%), Texas (11%) and Ohio (9%) at March 31, 2014.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

Activity in the allowance for losses for all commercial mortgage and other loans, as of the dates indicated, is as follows:

	March 31, 2014	December 31, 2013
	(in thousands)
Allowance for losses, beginning of year	$1,256	$2,177
Addition to / (release of) allowance for losses	-	(921)

Total ending balance (1)	$1,256	$1,256

(1)	Agricultural loans represent $0.1 million of the ending allowance at both March 31, 2014 and December 31, 2013.

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans as of the dates indicated:

	March 31, 2014	December 31, 2013
	(in thousands)
Allowance for Credit Losses:
Ending balance: individually evaluated for impairment (1)	$-	$-
Ending balance: collectively evaluated for impairment (2)	1,256	1,256

Total ending balance	$1,256	$1,256

Recorded Investment (3):
Ending balance gross of reserves: individually evaluated for impairment (1)	$-	$-
Ending balance gross of reserves: collectively evaluated for impairment (2)	408,446	400,247

Total ending balance, gross of reserves	$408,446	$400,247

(1)	There were no loans individually evaluated for impairments at March 31, 2014 and December 31, 2013.
(2)	Agricultural loans collectively evaluated for impairment had a recorded investment of $53 million and $52 million at March 31, 2014 and December 31, 2013, respectively, and a related allowance of $0.1 million for both periods. Uncollateralized loans collectively evaluated for impairment had a recorded investment of $3 million at both March 31, 2014 and December 31, 2013 and no related allowance for both periods.
(3)	Recorded investment reflects the balance sheet carrying value gross of related allowance.

Impaired loans include those loans for which it is probable that all amounts due will not be collected according to the contractual terms of the loan agreement. There were no impaired commercial mortgage and other loans identified in management’s specific review of probable loan losses and the related allowance for losses at March 31, 2014 and December 31, 2013. There were no recorded investments in impaired loans with an allowance recorded, before the allowance for losses, at both March 31, 2014 and December 31, 2013.

Impaired commercial mortgage and other loans with no allowance for losses are loans in which the fair value of the collateral or the net present value of the loans’ expected future cash flows equals or exceeds the recorded investment. The Company had no such loans at March 31, 2014 and December 31, 2013. See Note 2 to the Company’s Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2013, for information regarding the Company’s accounting policies for non-performing loans.

The following table sets forth the credit quality indicators as of March 31, 2014, based upon the recorded investment gross of allowance for credit losses.

Total commercial and agricultural mortgage loans

	Debt Service Coverage Ratio - March 31, 2014
	Greater than 1.2X	1.0X to <1.2X	Less than 1.0X	Total
	(in thousands)
Loan-to-Value Ratio
0%-59.99%	$262,918	$7,412	$1,551	$271,881
60%-69.99%	101,075	-	-	101,075
70%-79.99%	29,634	-	-	29,634
Greater than 80%	3,116	-	-	3,116

Total commercial and agricultural mortgage loans	$396,743	$7,412	$1,551	$405,706

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

The following table sets forth the credit quality indicators as of December 31, 2013, based upon the recorded investment gross of allowance for credit losses.

Total commercial and agricultural mortgage loans

	Debt Service Coverage Ratio - December 31, 2013
	Greater than 1.2X	1.0X to <1.2X	Less than 1.0X	Total
	(in thousands)
Loan-to-Value Ratio
0%-59.99%	$251,278	$7,650	$1,865	$260,793
60%-69.99%	102,755	-	-	102,755
70%-79.99%	31,712	2,247	-	33,959
Greater than 80%	-	-	-	-

Total commercial and agricultural mortgage loans	$385,745	$9,897	$1,865	$397,507

As of March 31, 2014 and December 31, 2013, all commercial mortgage and other loans were in current status. The Company defines current in its aging of past due commercial mortgage and agricultural loans as less than 30 days past due.

There were no commercial mortgage and other loans in nonaccrual status as of March 31, 2014 and December 31, 2013. Nonaccrual loans are those on which the accrual of interest has been suspended after the loans become 90 days delinquent as to principal or interest payments, or earlier when the Company has doubts about collectability and loans for which a loan-specific reserve has been established. See Note 2 to the Company’s Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2013, for further discussion regarding non-accrual status loans.

For the three months ended both March 31, 2014 and 2013, there were no new commercial mortgage and other loans acquired, other than those through direct origination.

The Company’s commercial mortgage and other loans may occasionally be involved in a troubled debt restructuring. As of both March 31, 2014 and December 31, 2013, the Company had no significant commitments to fund to borrowers that have been involved in a troubled debt restructuring. During the three months ended March 31, 2014 and 2013, respectively, there were no new troubled debt restructurings related to commercial mortgage loans, and no payment defaults on commercial mortgage and other loans that were modified as a troubled debt restructuring with the 12 months preceding each respective period. For additional information relating to the accounting for troubled debt restructurings, see Note 2 to the Company’s Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2013.

Net Investment Income

Net investment income for the three months ended March 31, 2014 and 2013, was from the following sources:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Fixed maturities, available-for-sale	$38,376	$53,294
Trading account assets	9	32
Commercial mortgage and other loans	6,166	6,128
Policy loans	127	114
Short-term investments	57	82
Other long-term investments	1,213	691

Gross investment income	45,948	60,341
Less: investment expenses	(1,447)	(1,801)

Net investment income	$44,501	$58,540

Realized Investment Gains (Losses), Net

Realized investment gains (losses), net, for the three months ended March 31, 2014 and 2013, were from the following sources:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Fixed maturities	$806	$2,712
Equity securities	-	1
Commercial mortgage and other loans	-	38
Derivatives	(977)	(40,826)
Other	-	(21)

Realized investment gains (losses), net	$(171)	$(38,096)

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

Accumulated Other Comprehensive Income (Loss)

The balance of and changes in each component of “Accumulated other comprehensive income (loss)” for the three months ended March 31, 2014 and 2013 are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses) (1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2013	$10	$70,857	$70,867
Change in other comprehensive income before reclassifications	(1)	20,191	20,190
Amounts reclassified from AOCI	-	(806)	(806)
Income tax benefit (expense)	-	(6,785)	(6,785)

Balance, March 31, 2014	$9	$83,457	$83,466

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses) (1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2012	$7	$147,280	$147,287
Change in other comprehensive income before reclassifications	(15)	(11,298)	(11,313)
Amounts reclassified from AOCI	-	(2,713)	(2,713)
Income tax benefit (expense)	5	4,904	4,909

Balance, March 31, 2013	$(3)	$138,173	$138,170

(1)	Includes cash flow hedges of ($3) million and ($4) million as of March 31, 2014 and December 31, 2013, respectively, and ($1) million and ($3) million as of March 31, 2013 and December 31, 2012, respectively.

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

Three Months Ended March 31, 2014
(in thousands)
Amounts reclassified from AOCI (1)(2):

Net unrealized investment gains (losses):
Cash flow hedges—Currency/Interest rate (3)	$(15)
Net unrealized investment gains (losses) on available-for-sale securities	821

Total net unrealized investment gains (losses) (4)	806

Total reclassifications for the period	$806

(1)	All amounts are shown before tax.
(2)	Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.
(3)	See Note 5 for additional information on cash flow hedges.
(4)	See table below for additional information on unrealized investment gains (losses), including the impact on deferred policy acquisition and other costs and future policy benefits.

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

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

that had been part of “Other comprehensive income (loss)” in earlier periods. The amounts for the periods indicated below, split between amounts related to fixed maturity securities on which an OTTI loss has been recognized, and all other net unrealized investment gains and losses, are as follows:

Net Unrealized Investment Gains and Losses on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs and Other Costs	Future Policy Benefits	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2013	$323	$(116)	$(14)	$(51)	$142
Net investment gains (losses) on investments arising during the period	8	-	-	(3)	5
Reclassification adjustment for (gains) losses included in net income	(282)	-	-	98	(184)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	-	100	-	(36)	64
Impact of net unrealized investment (gains) losses on future policy benefits	-	-	12	(4)	8

Balance, March 31, 2014	$49	$(16)	$(2)	$4	$35

All Other Net Unrealized Investment Gains and Losses in AOCI

	Net Unrealized Gains (Losses) on Investments (1)	Deferred Policy Acquisition Costs and Other Costs	Future Policy Benefits	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2013	$184,727	$(66,452)	$(8,187)	$(39,363)	$70,725
Net investment gains (losses) on investments arising during the period	24,132	-	-	(8,450)	15,682
Reclassification adjustment for (gains) losses included in net income	(524)	-	-	182	(342)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	-	(3,128)	-	1,093	(2,035)
Impact of net unrealized investment (gains) losses on future policy benefits	-	-	(933)	325	(608)

Balance, March 31, 2014	$208,335	$(69,580)	$(9,120)	$(46,213)	$83,422

(1)	Includes cash flow hedges. See Note 5 for additional discussion of the Company’s cash flow hedges.

Net Unrealized Gains (Losses) on Investments by Asset Class

The table below presents net unrealized gains / (losses) on investments by asset class as of the dates indicated:

	March 31, 2014	December 31, 2013

	(in thousands)
Fixed maturity securities on which an OTTI loss has been recognized	$49	$323
Fixed maturity securities, available-for-sale—all other	207,825	184,891
Equity securities, available-for-sale	3	2
Affiliated notes	2,955	3,113
Derivatives designated as cash flow hedges (1)	(3,016)	(3,653)
Other investments	568	374

Net Unrealized gains (losses) on investments	$208,384	$185,050

(1)	See Note 5 for more information on cash flow hedges.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

Duration of Gross Unrealized Loss Positions for Fixed Maturities and Equity Securities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities and equity securities have been in a continuous unrealized loss position, as of the dates indicated:

	March 31, 2014
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$3,234	$26	$-	$-	$3,234	$26
Obligations of U.S. States and their political subdivisions	-	-	6,794	575	6,794	575
Corporate securities	312,686	4,997	6,004	413	318,690	5,410
Asset-backed securities	36,910	276	986	14	37,896	290
Commercial mortgage-backed securities	100,400	3,751	6,502	472	106,902	4,223
Residential mortgage-backed securities	77,385	92	-	-	77,385	92

Total	$530,615	$9,142	$20,286	$1,474	$550,901	$10,616

Equity securities, available-for-sale	$-	$-	$-	$-	$-	$-

	December 31, 2013
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$3,347	$34	$-	$-	$3,347	$34
Obligations of U.S. States and their political subdivisions	5,420	588	6,402	982	11,822	1,570
Corporate securities	351,306	11,923	2,704	370	354,010	12,293
Asset-backed securities	97,575	1,509	-	-	97,575	1,509
Commercial mortgage-backed securities	86,132	5,249	2,941	269	89,073	5,518
Residential mortgage-backed securities	100,150	972	-	-	100,150	972

Total	$643,930	$20,275	$12,047	$1,621	$655,977	$21,896

Equity securities, available-for-sale	$-	$-	$-	$-	$-	$-

The gross unrealized losses on fixed maturity securities at March 31, 2014 and December 31, 2013, are composed of $9.8 million and $20.4 million, related to high or highest quality securities based on The National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $0.8 million and $1.5 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. At March 31, 2014, none of the gross unrealized losses represented declines in value of greater than 20%, as compared to December 31, 2013, when $0.2 million of the gross unrealized losses represented declines in value of greater than 20%, all of which had been in that position for less than six months. At March 31, 2014, $1.5 million of gross unrealized losses of twelve months or more were concentrated in U.S. obligations, commercial mortgage-backed securities, and the consumer non-cyclical and finance sectors of the Company’s corporate securities. At December 31, 2013, $1.6 million of gross unrealized losses of twelve months or more were concentrated in U.S. obligations and the consumer non-cyclical sector of the Company’s corporate securities.

In accordance with its policy described in Note 2 to the Company’s Financial Statements included in its 2013 Annual Report on Form 10-K, the Company concluded that an adjustment to earnings for other-than-temporary impairments for these securities was not warranted at March 31, 2014 or December 31, 2013. These conclusions are based on a detailed analysis of the underlying credit and cash flows on each security. The gross unrealized losses are primarily attributable to credit spread widening and increased liquidity discounts. At March 31, 2014, the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before the anticipated recovery of its remaining amortized cost basis.

4.    FAIR VALUE OF ASSETS AND LIABILITIES

Fair Value Measurement – Fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The authoritative fair value guidance establishes a framework for measuring fair

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

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

	As of March 31, 2014
	Level 1	Level 2	Level 3	Netting (2)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S Treasury securities and obligations of U.S. government authorities and agencies	$-	$6,367	$-	$-	$6,367
Obligations of U.S. states and their political subdivisions	-	70,043	-	-	70,043
Foreign government bonds	-	31,653	-	-	31,653
Corporate securities	-	2,231,369	99,255	-	2,330,624
Asset-backed securities	-	107,691	102,725	-	210,416
Commercial mortgage-backed securities	-	375,048	45,365	-	420,413
Residential mortgage-backed securities	-	150,860	-	-	150,860

Sub-total	-	2,973,031	247,345	-	3,220,376
Trading account assets:
Equity securities	6,070	-	328	-	6,398

Sub-total	6,070	-	328	-	6,398

Equity securities, available-for-sale	-	17	192	-	209
Short-term investments	171,878	-	-	-	171,878
Cash equivalents	-	-	400	-	400
Other long-term investments	-	81,497	520	(79,222)	2,795
Reinsurance recoverables	-	-	1,344,587	-	1,344,587
Receivables from parent and affiliates	-	16,928	8,344	-	25,272

Sub-total excluding separate account assets	177,948	3,071,473	1,601,716	(79,222)	4,771,915

Separate account assets (1)	1,122,554	44,899,228	-	-	46,021,782

Total assets	$1,300,502	$47,970,701	$1,601,716	$(79,222)	$50,793,697

Future policy benefits (3)	$-	$-	$1,402,029	$-	$1,402,029
Payables to parent and affiliates	-	67,940	-	(67,940)	0

Total liabilities	$-	$67,940	$1,402,029	$(67,940)	$1,402,029

	As of December 31, 2013
	Level 1	Level 2	Level 3	Netting (2)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S Treasury securities and obligations of U.S. government authorities and agencies	$-	$6,384	$-	$-	$6,384
Obligations of U.S. states and their political subdivisions	-	68,566	-	-	68,566
Foreign government securities	-	31,154	-	-	31,154
Corporate securities	-	2,325,846	96,796	-	2,422,642
Asset-backed securities	-	124,103	63,789	-	187,892

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

	As of December 31, 2013
	Level 1	Level 2	Level 3	Netting (2)	Total
	(in thousands)
Commercial mortgage-backed securities	$-	$390,633	$-	$-	$390,633
Residential mortgage-backed securities	-	156,945	-	-	156,945

Sub-total	-	3,103,631	160,585	-	3,264,216
Trading account assets:
Asset-backed securities	-	-	-	-	-
Equity securities	6,364	-	313	-	6,677

Sub-total	6,364	-	313	-	6,677

Equity securities, available-for-sale	-	16	192	-	208
Short-term investments	118,188	-	-	-	118,188
Other long-term investments	-	73,535	486	(73,535)	486
Reinsurance recoverables	-	-	748,005	-	748,005
Receivables from parent and affiliates	-	19,071	6,347	-	25,418

Sub-total excluding separate account assets	124,552	3,196,253	915,928	(73,535)	4,163,198

Separate account assets (1)	1,190,903	45,435,925	-	-	46,626,828

Total assets	$1,315,455	$48,632,178	$915,928	$(73,535)	$50,790,026

Future policy benefits (3)	$-	$-	$778,226	$-	$778,226
Payables to parent and affiliates	-	94,580	-	(72,822)	21,758

Total liabilities	$-	$94,580	$778,226	$(72,822)	$799,984

(1)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Statements of Financial Position.
(2)	“Netting” amounts represent swap variation margin of $11.3 million and $0.7 million as of March 31, 2014 and December 31, 2013, respectively, and the impact of offsetting asset and liability positions held with the same counterparty, subject to master netting arrangements.
(3)	As of March 31, 2014, the net embedded derivative liability position of $1,402 million includes $167 million of embedded derivatives in an asset position and $1,569 million of embedded derivatives in a liability position. As of December 31, 2013, the net embedded derivative liability position of $778 million includes $245 million of embedded derivatives in an asset position and $1,023 million of embedded derivatives in a liability position.

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

Internally-developed valuations or indicative broker quotes are also used to determine fair value in circumstances where vendor pricing is not available, or where the Company ultimately concludes that pricing information received from the independent pricing service is not reflective of market activity. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may over-ride the information with an internally developed valuation. As of March 31, 2014 and December 31, 2013 over-rides on a net basis were not material. Pricing service over-rides, internally developed valuations and indicative broker quotes are generally included in Level 3 in the fair value hierarchy.

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

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

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

Derivative Instruments – Derivatives are recorded at fair value either as assets, within “Other long-term investments,” or as liabilities, within “Payables to parent and affiliates,” except for embedded derivatives which are recorded with the associated host contract. The fair values of derivative contracts can be affected by changes in interest rates, foreign exchange rates, credit spreads, market volatility, expected returns, non-performance risk (“NPR”), liquidity and other factors. Liquidity valuation adjustments are made to reflect the cost of exiting significant risk positions, and consider the bid-ask spread, maturity, complexity, and other specific attributes of the underlying derivative position.

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

Derivatives classified as Level 3 include structured products. These derivatives are valued based upon models, such as Monte Carlo simulation models and other techniques, that utilize significant unobservable inputs. Level 3 methodologies are validated through periodic comparison of the Company’s fair values to external broker-dealer values. As of March 31, 2014 and December 31, 2013, there were no internally valued derivatives with the fair value classified within Level 3, and all other derivatives were classified within Level 2. See Note 5 for more details on the fair value of derivative instruments by primary underlying.

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

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

Actuarial assumptions, including contractholder behavior and mortality, are reviewed at least annually, and updated based upon emerging experience, future expectations, and other data, including any observable market data. These assumptions are generally updated in the third quarter of each year unless a material change that the Company feels is indicative of a long term trend is observed in an interim period.

Transfers between Levels 1 and 2 – Transfers between levels are generally reported at the values as of the beginning of the period in which the transfers occur. Periodically there are transfers between Level 1 and Level 2 for assets held in the Company’s Separate Account. The classification of Separate Account funds may vary dependent on the availability of information to the public. Should a fund’s net asset value become publicly observable, the fund would be transferred from Level 2 to Level 1. During the three months ended March 31, 2014, $7 million was transferred from Level 1 to Level 2. During the three months ended March 31, 2013, there were no transfers between Level 1 and Level 2.

Level 3 Assets and Liabilities by Price Source – The tables below present the balances of Level 3 assets and liabilities measured at fair value with their corresponding pricing sources.

	As of March 31, 2014
	Internal (1)	External (2)	Total
	(in thousands)
Corporate securities	$97,374	$1,881	$99,255
Asset-backed securities	-	102,725	102,725
Commercial mortgage-backed securities	15,113	30,252	45,365
Equity securities	192	328	520
Cash and cash equivalents	400	-	400
Other long-term Investments	-	520	520
Reinsurance recoverables	1,344,587	-	1,344,587
Receivables from parent and affiliates	-	8,344	8,344

Total assets	$1,457,666	$144,050	$1,601,716

Future policy benefits	1,402,029	-	1,402,029

Total liabilities	$1,402,029	$-	$1,402,029

	As of December 31, 2013
	Internal (1)	External (2)	Total
	(in thousands)
Corporate securities	$94,730	$2,066	$96,796
Asset-backed securities	-	63,789	63,789
Equity securities	192	313	505
Other long-term Investments	-	486	486
Reinsurance recoverables	748,005	-	748,005
Receivables from parent and affiliates	-	6,347	6,347

Total assets	$842,927	$73,001	$915,928

Future policy benefits	778,226	-	778,226

Total liabilities	$778,226	$-	$778,226

(1)	Represents valuations which could incorporate internally-derived and market inputs. See below for additional information related to internally-developed valuation for significant items in the above table.
(2)	Represents unadjusted prices from independent pricing services and independent non-binding broker quotes where pricing inputs are not readily available.

Quantitative Information Regarding Internally Priced Level 3 Assets and Liabilities – The tables below present quantitative information on significant internally-priced Level 3 assets and liabilities (see narrative below for quantitative information for separate account assets).

	As of March 31, 2014
	Fair Value	Primary Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value (1)
	(in thousands)
Assets:

Corporate securities	$97,374	Discounted cash flow	Discount rate	3.66%	11.00%	3.96%	Decrease
Reinsurance recoverables	$1,344,587	Fair values are determined in the same manner as future policy benefits
Liabilities:

Future policy benefits (2)	$1,402,029	Discounted cash flow	Lapse rate (3)	0%	11%		Decrease

			NPR spread (4)	0.05%	1.01%		Decrease
			Utilization rate (5)	70%	94%		Increase
			Withdrawal rate (6)	86%	100%		Increase
			Mortality rate (7)	0%	13%		Decrease
			Equity Volatility curve	15%	28%		Increase

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

	As of December 31, 2013
	Fair Value	Primary Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value (1)
	(in thousands)
Assets:

Corporate securities	$94,730	Discounted cash flow	Discount rate	3.73%	12.06%	3.90%	Decrease
Reinsurance recoverables	$748,005	Fair values are determined in the same manner as future policy benefits
Liabilities:

Future policy benefits (2)	$778,226	Discounted cash flow	Lapse rate (3)	0%	11%		Decrease

			NPR spread (4)	0.08%	1.09%		Decrease
			Utilization rate (5)	70%	94%		Increase
			Withdrawal rate (6)	86%	100%		Increase
			Mortality rate (7)	0%	13%		Decrease
			Equity Volatility curve	15%	28%		Increase

(1)	Conversely, the impact of a decrease in input would have the opposite impact for the fair value as that presented in the table.
(2)	Future policy benefits primarily represent general account liabilities for the optional living benefit features of the Company’s variable annuity contracts which are accounted for as embedded derivatives. Since the valuation methodology for these liabilities uses a range of inputs that vary at the contract level over the cash flow projection period, presenting a range, rather than weighted average, is a more meaningful representation of the unobservable inputs used in the valuation.
(3)	Base lapse rates are adjusted at the contract level based on a comparison of the benefit amount and the policyholder account value and reflect other factors, such as the applicability of any surrender charges. A dynamic lapse adjustment reduces the base lapse rate when the benefit amount is greater than the account value, as in-the-money contracts are less likely to lapse. Lapse rates are also generally assumed to be lower for the period where surrender charges apply.
(4)	To reflect NPR, the Company incorporates an additional spread over LIBOR into the discount rate used in the valuation of individual living benefit contracts in a liability position and generally not to those in a contra-liability position. In determining the NPR spread, the Company reflects the financial strength ratings of the Company and its affiliates as these are insurance liabilities and senior to debt. The additional spread over LIBOR is determined by utilizing the credit spreads associated with issuing funding agreements adjusted for any illiquidity risk premium.
(5)	The utilization rate assumption estimates the percentage of contracts that will utilize the benefit during the contract duration, and begin lifetime withdrawals at various time intervals from contract inception. The remaining contractholders are assumed to either begin lifetime withdrawals immediately or never utilize the benefit. These assumptions vary based on the product type, the age of the contractholder, and the age of the contract. The impact of changes in these assumptions is highly dependent on the contract type and age of the contractholder at the time of the sale and the timing of the first lifetime income withdrawal.
(6)	The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. The fair value of the liability will generally increase the closer the withdrawal rate is to 100%.
(7)	Range reflects the mortality rate for the vast majority of business with living benefits, with policyholders ranging from 35 to 90 years old. While the majority of living benefits have a minimum age requirement, certain benefits do not have an age restriction. This results in contractholders for certain benefits with mortality rates approaching 0%. Based on historical experience, the Company applies a set of age and duration specific mortality rate adjustments compared to standard industry tables. A mortality improvement assumption is also incorporated into the overall mortality table.

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

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

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

	Three Months Ended March 31, 2014
	Fixed Maturities Available-For-Sale

	Corporate Securities	Asset- Backed Securities	Commercial Mortgage- Backed Securities	Trading Account Assets - Equity Securities	Equity Securities Available-for - Sale
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$96,796	$63,789	$-	$313	$192
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	-	-	-	-	-
Asset management fees and other income	-	-	-	15	-
Included in other comprehensive income (loss)	247	178	(83)	-	-
Net investment income	1,224	44	-	-	-
Purchases	1,489	14,933	45,448	-	-
Sales	-	-	-	-	-
Issuances	-	-	-	-	-
Settlements	(501)	(3,882)	-	-	-
Transfers into Level 3 (1)	-	27,663	-	-	-
Transfers out of Level 3 (1)	-	-	-	-	-

Fair Value, end of period assets/(liabilities)	$99,255	$102,725	$45,365	$328	$192

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$-	$-	$-	$-	$-
Asset management fees and other income	$-	$-	$-	$15	$-

	Three Months Ended March 31, 2014

	Cash Equivalents	Other Long-term Investments	Reinsurance Recoverables	Receivables from parent and affiliates	Future Policy Benefits
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$-	$486	$748,005	$6,347	$(778,226)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	-	-	537,854	1	(562,219)
Asset management fees and other income	-	(9)	-	-	-
Included in other comprehensive income (loss)	-	-	-	11	-
Net investment income	-	-	-	-	-
Purchases	400	43	58,728	-	-
Sales	-	-	-	-	-

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended March 31, 2014

	Cash Equivalents	Other Long-term Investments	Reinsurance Recoverables	Receivables from parent and affiliates	Future Policy Benefits
	(in thousands)
Issuances	$-	$-	$-	$-	$(61,584)
Settlements	-	-	-	-	-
Transfers into Level 3 (1)	-	-	-	1,985	-
Transfers out of Level 3 (1)	-	-	-	-	-

Fair Value, end of period assets/(liabilities)	$400	$520	$1,344,587	$8,344	$(1,402,029)

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$-	$-	$662,178	$-	$(692,458)
Asset management fees and other income	$-	$-	$-	$-	$-

	Three Months Ended March 31, 2013
	Fixed Maturities Available-For-Sale

	Corporate Securities	Asset Backed Securities	Commercial Mortgage- Backed Securities	Trading Account Assets - Equity Securities	Other Long Term Investments
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$95,555	$69,298	$-	$207	$1,054
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	4	-	-	-	(624)
Asset management fees and other income	-	-	-	60	33
Included in other comprehensive income (loss)	(271)	162	-	-	-
Net investment income	1,154	135	17	-	-
Purchases	600	7,058	9,090	-	-
Sales	-	-	-	-	-
Issuances	-	-	-	-	-
Settlements	(1,467)	(3,913)	-	-	-
Transfers into Level 3 (1)	-	-	-	-	-
Transfers out of Level 3 (1)	-	-	-	-	-

Fair Value, end of period assets/(liabilities)	$95,575	$72,740	$9,107	$267	$463

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$-	$-	$-	$-	$(624)
Asset management fees and other income	$-	$-	$-	$61	$33

	Three Months Ended March 31, 2013
	Reinsurance Recoverables	Other Assets	Future Policy Benefits
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$1,732,094	$1,995	$(1,793,136)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(598,821)	-	623,786
Asset management fees and other income	-	-	-
Included in other comprehensive income (loss)	-	5	-
Net investment income	-	-	-
Purchases	58,136	-	-
Sales	-	-	-
Issuances	-	-	(60,973)
Settlements	-	-	-
Transfers into Level 3 (1)		-	-
Transfers out of Level 3 (1)	-	-	-

Fair Value, end of period assets/(liabilities)	$1,191,409	$2,000	$(1,230,323)

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended March 31, 2013
	Reinsurance Recoverables	Other Assets	Future Policy Benefits
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

	March 31, 2014					December 31, 2013

	Fair Value				Carrying Amount (1)	Fair Value	Carrying Amount

	Level 1	Level 2	Level 3	Total	Total	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$-	$2,637	$431,219	$433,856	$407,190	$422,584	$398,991
Policy loans	-	-	12,581	12,581	12,581	12,454	12,454
Other long term investments	-	-	1,923	1,923	1,639	1,623	1,440
Cash and cash equivalents	8,383	-	-	8,383	8,383	1,417	1,417
Accrued investment income	-	33,119	-	33,119	33,119	32,169	32,169
Receivables from parent and affiliates	-	12,878	-	12,878	12,878	10,177	10,177
Other assets	-	2,280	-	2,280	2,280	11,190	11,190

Total assets	$8,383	$50,914	$445,723	$505,020	$478,070	$491,614	$467,838

Liabilities:
Policyholders’ Account Balances - Investment contracts	$-	$-	$86,224	$86,224	$87,341	$84,153	$85,672
Cash collateral for loaned securities	-	24,806	-	24,806	24,806	47,896	47,896
Short-term debt	-	205,633	-	205,633	200,000	218,488	205,000
Payables to parent and affiliates	-	38,307	-	38,307	38,307	85,204	85,204
Other liabilities	-	147,963	-	147,963	147,963	101,656	101,656
Separate account liabilities - investment contracts	-	724	-	724	724	796	796

Total liabilities	$-	$417,433	$86,224	$503,657	$499,141	$538,193	$526,224

(1)	Carrying values presented herein differ from those in the Company’s Unaudited Interim Statements of Financial Position because certain items within the respective financial statement captions are not considered financial instruments or out of scope under authoritative guidance relating to disclosures of the fair value of financial instruments. Financial statement captions excluded from the above table are not considered financial instruments.

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

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

Other Long-term Investments

Other long-term investments include investments in joint ventures and limited partnerships. The estimated fair values of these cost method investments are generally based on the Company’s share of the net asset value (“NAV”) as provided in the financial statements of the investees. In certain circumstances, management may adjust the NAV by a premium or discount when it has sufficient evidence to support applying such adjustments. No such adjustments were made as of March 31, 2014 and December 31, 2013.

Cash, Accrued Investment Income, Receivables from Parent and Affiliates, and Other Assets

The Company believes that due to the short-term nature of certain assets, the carrying value approximates fair value. These assets include: cash, accrued investment income, and other assets that meet the definition of financial instruments, including receivables such as unsettled trades and accounts receivable.

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

Cash Collateral for Loaned Securities

Cash collateral for loaned securities represents the collateral received or paid in connection with loaning or borrowing securities. For these transactions, the carrying value of the related asset/liability approximates fair value as they equal the amount of cash collateral received or paid.

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

Notes to Unaudited Interim Financial Statements—(Continued)

Equity Contracts

Equity index options are contracts which will settle in cash based on differentials in the underlying indices at the time of exercise and the strike price. The Company uses combinations of purchases and sales of equity index options to hedge the effects of adverse changes in equity indices within a predetermined range.

Total return swaps are contracts whereby the Company agrees with other parties to exchange, at specified intervals, the difference between the return on an asset (or market index) and LIBOR based on a notional amount. The Company generally uses total return swaps to hedge the effect of adverse changes in equity indices.

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

Embedded Derivatives

The Company sells variable annuity products, which may include guaranteed benefit features that are accounted for as embedded derivatives. The Company has reinsurance agreements to transfer the risk related to certain of these benefit features to affiliates, Pruco Re and The Prudential Insurance Company of America (“Prudential Insurance”). The embedded derivatives related to the living benefit features and the related reinsurance agreements are carried at fair value. These embedded derivatives are marked to market through “Realized investment gains (losses), net” based on the change in value of the underlying contractual guarantees, which are determined using valuation models, as described in Note 4.

The fair value of the living benefit feature embedded derivatives included in “Future policy benefits” was a liability of $1,402 million and $778 million as of March 31, 2014 and December 31, 2013, respectively. The fair value of the embedded derivatives related to the reinsurance of certain of these benefits to Pruco Re and Prudential Insurance included in “Reinsurance recoverables” was an asset of $1,345 million and $748 million as of March 31, 2014 and December 31, 2013, respectively.

The table below provides a summary of the gross notional amount and fair value of derivatives contracts used in a non-broker-dealer capacity, excluding embedded derivatives which are recorded with the associated host, by the primary underlying. Many derivative instruments contain multiple underlyings.

	March 31, 2014			December 31, 2013
	Notional	Gross Fair Value		Notional	Gross Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities

	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate	$77,247	$1,616	$(4,650)	$72,747	$940	$(4,635)

Total Qualifying Hedges	$77,247	$1,616	$(4,650)	$72,747	$940	$(4,635)

Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$1,816,750	$68,860	$(59,593)	$1,533,750	$59,872	$(80,601)
Interest Rate Options	100,000	7,743	-	100,000	6,534	-
Currency/Interest Rate
Foreign Currency Swaps	55,919	114	(726)	55,919	19	(1,349)

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

	March 31, 2014			December 31, 2013
	Notional	Gross Fair Value		Notional	Gross Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities

	(in thousands)
Credit
Credit Default Swaps	$6,050	$-	$(94)	$6,050	$-	$(115)
Equity
Total Return Swaps	199,727	-	(1,463)	219,896	-	(4,712)
Equity Options	13,170,805	3,164	(1,414)	13,170,805	6,170	(3,168)

Total Non-Qualifying Hedges	$15,349,251	$79,881	$(63,290)	$15,086,420	$72,595	$(89,945)

Total Derivatives (1)	$15,426,498	$81,497	$(67,940)	$15,158,667	$73,535	$(94,580)

(1)	Excludes embedded derivatives which contain multiple underlyings. The fair value of these embedded derivatives was a liability of $1,402 million and $778 million as of March 31, 2014 and December 31, 2013, respectively, included in “Future policy benefits.” The fair value of the embedded derivatives related to the reinsurance of certain of these benefits to Pruco Re and Prudential Insurance included in “Reinsurance recoverables” was an asset of $1,345 million and $748 million as of March 31, 2014 and December 31, 2013, respectively.

Offsetting Assets and Liabilities

The following table presents recognized derivative instruments (including bifurcated embedded derivatives) that are offset in the balance sheet, and/or are subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in the balance sheet.

	March 31, 2014
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$81,497	$(79,222)	$2,275	$(8,895)	$(6,620)

Offsetting of Financial Liabilities:
Derivatives	$67,940	$(67,940)	$-	$-	$-

	December 31, 2013
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$73,535	$(73,535)	$-	$-	$-

Offsetting of Financial Liabilities:
Derivatives	$94,580	$(72,822)	$21,758	$(24,491)	$(2,733)

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

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

The following tables provide the financial statement classification and impact of derivatives used in qualifying and non-qualifying hedge relationships, excluding the offset of the hedged item in an effective hedge relationship:

	Three Months Ended March 31, 2014
	Realized Investment Gains/(Losses)	Net Investment Income	Other Income	Accumulated Other Comprehensive Income (1)
	(in thousands)
Derivatives Designated as Hedging Instruments:
Cash flow hedges
Currency/Interest Rate	$-	$(12)	$(3)	$637

Total cash flow hedges	-	(12)	(3)	637

Derivatives Not Qualifying as Hedging Instruments:
Interest Rate	37,588	-	-	-
Currency	-	-	-	-
Currency/Interest Rate	824	-	18	-
Credit	(7)	-	-	-
Equity	(4,648)	-	-	-
Embedded Derivatives	(34,734)	-	-	-

Total non-qualifying hedges	(977)	-	18	-

Total	$(977)	$(12)	$15	$637

	Three Months Ended March 31, 2013
	Realized Investment Gains/(Losses)	Net Investment Income	Other Income	Accumulated Other Comprehensive Income (1)
	(in thousands)
Derivatives Designated as Hedging Instruments:
Cash flow hedges
Currency/Interest Rate	$-	$(34)	$5	$1,746

Total cash flow hedges	-	(34)	5	1,746

Derivatives Not Qualifying as Hedging Instruments:
Interest Rate	(25,836)	-	-	-
Currency	-	-	-	-
Currency/Interest Rate	1,310	-	(5)	-
Credit	(37)	-	-	-
Equity	(30,451)	-	-	-
Embedded Derivatives	14,189	-	-	-

Total non-qualifying hedges	(40,825)	-	(5)	-

Total	$(40,825)	$(34)	$-	$1,746

(1)	Amounts deferred in “Accumulated other comprehensive income (loss).”

For the three months ended March 31, 2014 and 2013, the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations and there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.

Presented below is a rollforward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in thousands)
Balance, December 31, 2013	$(3,653)
Net deferred gains (losses) on cash flow hedges from January 1 to March 31, 2014	622
Amount reclassified into current period earnings	15

Balance, March 31, 2014	$(3,016)

As of March 31, 2014 and 2013, the Company did not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 19 years. Income amounts deferred in “Accumulated other comprehensive income (loss)” as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” in the Unaudited Interim Statements of Equity.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

Credit Derivatives Written

The Company no longer has exposure from credit derivatives where it has written credit protection as of March 31, 2014 and December 31, 2013.

The Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of March 31, 2014 and December 31, 2013, the Company had $6 million of outstanding notional amounts, reported at fair value as a liability of less than $1 million for both periods.

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

6.    COMMITMENTS, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS

Commitments

The Company had made commitments to fund $8 million of commercial loans as of March 31, 2014. The Company also made commitments to purchase or fund investments, mostly private fixed maturities, of $20 million as of March 31, 2014.

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

reasonably estimable, no accrual is established, but the matter, if material, is disclosed, including matters discussed below. The Company estimates that as of March 31, 2014, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is $0 to approximately $5 million. This estimate is not an indication of expected loss, if any, or the Company’s maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

In January 2013, a qui tam action on behalf of the State of Florida, Total Asset Recovery Services v. Met Life Inc., et al., Manulife Financial Corporation, et. al., Prudential Financial, Inc., The Prudential Insurance Company of America, and Prudential Insurance Agency, LLC , filed in the Circuit Court of Leon County, Florida, was served on Prudential Insurance. The complaint alleges that Prudential Insurance failed to escheat life insurance proceeds to the State of Florida in violation of the Florida False Claims Act and seeks injunctive relief, compensatory damages, civil penalties, treble damages, prejudgment interest, attorneys’ fees and costs. In March 2013, the Company filed a motion to dismiss the complaint. In August 2013, the court dismissed the complaint with prejudice. In September 2013, plaintiff filed an appeal with Florida’s Circuit Court of the Second Judicial Circuit in Leon County.

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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses also include allocations of stock compensation expenses related to a stock option program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock option program and deferred compensation program was less than $1 million for the three months ended March 31, 2014 and 2013.

The Company is charged for its share of employee benefits expenses. These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Some of these benefits are based on earnings and length of service. Other benefits are based on an account balance, which takes into consideration age, service and earnings during career. The Company’s share of net expense for the pension plans was less than $1 million for the three months ended March 31, 2014 and 2013.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

Prudential Insurance sponsors voluntary savings plans for the Company’s employees (“401(k) plans”). The 401(k) plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The expense charged to the Company for the matching contribution to the 401(k) plans was less than $1 million for the three months ended March 31, 2014 and 2013.

Affiliated Asset Administration Fee Income

In accordance with a revenue sharing agreement with AST Investment Services, Inc., the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust, formerly known as American Skandia Trust. Income received from AST Investment Services, Inc. related to this agreement was $55 million and $58 million for the three months ended March 31, 2014 and 2013, respectively. These revenues are recorded as “Asset administration fees and other income” in the Unaudited Interim Statements of Operations and Comprehensive Income.

Affiliated Investment Management Expenses

In accordance with an agreement with Prudential Investment Management, Inc. (“PIMI”), the Company pays investment management expenses to PIMI who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PIMI related to this agreement was $1 million and $2 million for the three months ended March 31, 2014 and 2013, respectively. These expenses are recorded as “Net investment income” in the Unaudited Interim Statements of Operations and Comprehensive Income.

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

Allocated lease expense was less than $1 million for the three months ended March 31, 2014 and 2013. Allocated sub-lease rental income, recorded as a reduction to lease expense was less than $1 million for the three months ended March 31, 2014 and 2013.

The Company pays commissions and certain other fees to PAD in consideration for PAD’s marketing and underwriting of the Company’s products. Commissions and fees are paid by PAD to broker-dealers who sold and service the Company’s products. Commissions and fees paid by the Company to PAD were $45 million and $42 million for the three months ended March 31, 2014 and 2013, respectively.

Debt Agreements

Short-term Debt

The Company is authorized to borrow funds up to $2 billion from Prudential Financial and its affiliates to meet its capital and other funding needs. The Company had debt of $0 million and $5 million outstanding with Prudential Funding, LLC as of March 31, 2014 and December 31, 2013, respectively. Total interest expense on debt with Prudential Funding, LLC was less than $1 million for the three months ended March 31, 2014 and 2013.

The Company had debt of $200 million outstanding with Prudential Financial as of March 31, 2014 and December 31, 2013. This loan has a fixed interest rate of 4.49% and matures on December 29, 2014. In December 2013, a $200 million partial pay down was made on this outstanding debt. Total interest expense on debt with Prudential Financial was $2 million and $5 million for the three months ended March 31, 2014 and 2013, respectively.

Reinsurance Agreements

The Company uses reinsurance as part of its risk management and capital management strategies for certain of its optional living benefit features. Fees ceded under these agreements are included in “Realized investment gains (losses), net” on the Unaudited Interim Statement of Operations and Comprehensive Income. The Company ceded fees of $69 million to Pruco Re for the three months ended March 31, 2014 and 2013. The Company ceded fees of less than $1 million to Prudential Insurance for the three months ended March 31, 2014 and 2013. The Company’s reinsurance payables related to affiliated reinsurance were $25 million as of March 31, 2014 and December 31, 2013.

The Company’s reinsurance recoverables related to affiliated reinsurance were $1.3 billion and $0.7 billion as of March 31, 2014 and December 31, 2013, respectively. The assets are reflected in “Reinsurance recoverables” in the Company’s Unaudited Interim Statements of Financial Position. Realized gains (losses) were $0.5 billion and $(0.6) billion for the three months ended March 31, 2014 and 2013, respectively. Changes in realized gains (losses) for the three months ended March 31, 2014 and 2013 periods were primarily due to changes in market conditions in each respective period.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

Derivative Trades

In its ordinary course of business, the Company enters into OTC derivative contracts with an affiliate, PGF.

Purchase/sale of fixed maturities from/to an affiliate

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Prudential Annuities Life Assurance Corporation (“PALAC” or the “Company”) as of March 31, 2014, compared with December 31, 2013, and its results of operations for the three months ended March 31, 2014 and 2013. You should read the following analysis of our financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Beginning in March 2010, the Company ceased offering its variable annuity products (and where offered, the companion market value adjustment option) to new investors upon the launch of a new product line by each of Pruco Life Insurance Company and Pruco Life Insurance Company of New Jersey (which are affiliates of the Company). These initiatives were implemented to create operational and administrative efficiencies by offering a single product line of annuity products from a more limited group of legal entities. During 2012, the Company suspended additional customer deposits for variable annuities with certain optional living benefit riders. However, subject to applicable contract provisions and administrative rules, the Company continues to accept additional customer deposits on certain inforce contracts.

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

Regulatory Developments

Prudential Financial is a “Designated Financial Company” under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). As a “Designated Financial Company,” Prudential Financial is subject to supervision and examination by the Federal Reserve Bank of Boston and to prudential regulatory standards under the Dodd-Frank Act. The Financial Stability Board (the “FSB”), consisting of representatives of national financial authorities of the G20 nations, has also identified Prudential Financial as a global systemically important insurer that is to be subject to enhanced regulation.

At the direction of the FSB, the International Association of Insurance Supervisors (the “IAIS”) is currently developing a model framework (“ComFrame”) for the supervision of internationally active insurance groups (“IAIGs”) that contemplates “group wide supervision” across national boundaries. Prudential Financial qualifies as an IAIG. In March 2014, Prudential Financial began participating in field testing to assist the IAIS in its development of ComFrame. Initial field testing will focus on gathering data to inform the development of the first step of ComFrame’s risk-based global insurance capital standard, known as the “Basic Capital Requirement”.

We are a licensed insurance company in New York, but are not domiciled in New York. In February 2014, the New York Department of Financial Services (“NY DFS”) notified us that it does not agree with our calculation of statutory reserves (including the applicable credit for reinsurance) for New York purposes in respect of certain variable annuity products. The Company is continuing discussions with the NY DFS regarding the proper level of statutory reserves (including the applicable credit for reinsurance) for these products. If we are ultimately required to establish material additional reserves on a New York statutory accounting basis with respect to such variable annuity products, our ability to deploy capital for other purposes could be affected.

The National Association of Insurance Commissioners (“NAIC”), the NY DFS and other regulators continue to review life insurers’ use of captive reinsurance companies. In addition, in March 2014, a committee of the NAIC proposed changes to the NAIC accreditation standards that would regulate captive reinsurance companies that assume business directly written in more than one state as “multi-state reinsurers” and apply accreditation standards to those captives that historically were applicable only to traditional insurers. For information on our use of captive reinsurance companies and the potential effects of these proposals on us, see “—Liquidity and Capital Resources—Capital—Captive Reinsurance Companies” below.

For additional information on the potential impacts of regulation on the Company, including the topics described above, see “Business—Regulation” and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Profitability

The Company’s profitability depends principally on its ability to manage risk on insurance and annuity products. Profitability also depends on, among other items, our actuarial and policyholder behavior experience on insurance and annuity products, our ability to retain customer assets, generate and maintain favorable investment results, and to manage expenses. See “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of risks that have materially affected and may affect in the future the Company’s business, results of operations or financial condition, or cause the Company’s actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company.

Products

The Company’s inforce variable annuities provide its contractholders with tax-deferred asset accumulation together with a base death benefit and a suite of optional guaranteed living benefits (including versions with guaranteed death benefits) and annuitization options. Certain optional living benefit guarantees include, among other features, the ability to make withdrawals based on the highest daily contract value plus a minimum return, credited for a period of time. This guaranteed contract value is a notional amount that forms the basis for determining periodic withdrawals for the life of the contractholder, and cannot be accessed as a lump-sum surrender value. Most contracts also guarantee the contractholder a return of total deposits made to the contract less any partial withdrawals upon death. Our variable annuities generally provide our contractholders with the opportunity to allocate purchase payments to sub-accounts that invest in underlying proprietary and non-proprietary mutual funds, frequently under asset allocation programs, and fixed-rate accounts. The fixed-rate accounts, which are within the general account, are credited with interest at rates we determine, subject to certain minimums. Certain investments made in the fixed-rate accounts of our variable annuities impose a market value adjustment if the contract is not held to maturity.

The primary risk exposures of our variable annuity contracts relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including equity market returns, interest rates, market volatility, contractholder longevity/mortality, timing and amount of annuitization and withdrawals, withdrawal efficiency and contract lapses. The return we realize from our variable annuity contracts will vary based on the extent of the differences between our actual experience and the assumptions used in the original pricing of these products. Our returns can also vary due to the impact and effectiveness of our hedging programs for any capital markets movements that we may hedge, the impact of affiliated reinsurance, the impact of that portion of our variable annuity contracts with an asset transfer feature, the impact of risks we have retained and the impact of risks that are not able to be hedged.

Our risk management strategy helps to limit our exposure to certain of these risks primarily through a combination of product design elements, our living benefits hedging program and affiliated reinsurance arrangements. The product design elements we utilize for certain products include, among others, asset allocation restrictions, minimum issuance age requirements, certain limitations on the amount of subsequent contractholder deposits and an asset transfer feature. The objective of the asset transfer feature is to help mitigate our exposure to equity market risk and market volatility by transferring assets between certain variable investment sub-accounts selected by the annuity contractholder, and investments that are expected to be more stable (e.g., a bond fund sub-account within the separate account or a fixed-rate account within the general account). The transfers are based on the static mathematical formula used with the particular optional benefit which considers a number of factors, including, but not limited to, the impact of investment performance on the contractholder’s total account value. This occurs at the contractholder level, rather than at the fund level, which we believe enhances our risk mitigation. As of March 31, 2014 approximately $40.1 billion or 83% of total variable annuity account values contain a living benefit feature, compared to approximately $40.7 billion or 83% as of December 31, 2013. As of March 31, 2014 approximately $31.7 billion or 79% of variable annuity account values with living benefit features included an asset transfer feature in the product design, compared to approximately $32.1 billion or 79% as of December 31, 2013.

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

Application of Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or U.S. GAAP, requires the application of accounting policies that often involve a significant degree of judgment. Management, on an ongoing basis, reviews estimates and assumptions used in the preparation of financial statements. If management determines that modifications in assumptions and estimates are appropriate given current facts and circumstances, the Company’s results of operations and financial position as reported in the Unaudited Interim Financial Statements could change significantly.

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

DAC and Other Costs

The near-term future rate of return assumptions used in evaluating DAC and deferred sales inducements for our domestic variable annuity and variable life insurance products are derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns over a period of time and initially adjust future projected equity returns over the next four years (the “near-term”) so that the assets are projected to grow at the long-term expected rate of return for the entire period. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 13%, we use our maximum future rate of return. As of March 31, 2014, we assume an 8.0% long-term equity expected rate of return and a 4.2% near-term mean reversion equity rate of return.

The weighted average rate of return assumptions consider many factors, including asset durations, asset allocations and other factors. We generally update the near term equity rate of return and our estimate of total gross profits each quarter to reflect the result of the reversion to the mean approach, which assumes a convergence to the long-term equity expected rate of return. These market performance related adjustments to our estimate of total gross profits result in cumulative adjustments to prior amortization, reflecting the application of the new required rate of amortization to all prior periods’ gross profits.

For additional information on our policies for DAC and other costs and for the remaining critical accounting estimates listed above, see our Annual Report on Form 10-K for the year ended December 31, 2013, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Application of Critical Accounting Estimates.”

Adoption of New Accounting Pronouncements

See Note 2 to our Unaudited Interim Financial Statements for a discussion of newly adopted accounting pronouncements.

Changes in Financial Position

March 31, 2014 versus December 31, 2013

Total assets remained relatively flat from December 31, 2013 to March 31, 2014 at $53.5 billion. Separate account assets decreased $605 million primarily driven by net outflows on the runoff block and policy charges, partially offset by market appreciation and the impact of the asset transfer feature which moved customer account values from the general account to the separate account due to favorable markets in the first three months of 2014. Partially offsetting the above decrease was an increase in Reinsurance recoverables of $597 million related to the reinsured liability for living benefit embedded derivatives primarily resulting from an increase in the present value of future expected benefit payments driven by decreases in interest rates.

Total liabilities decreased by $0.2 billion, from $51.8 billion at December 31, 2013 to $51.6 billion at March 31, 2014. Separate account liabilities decreased $605 million offsetting the decrease in separate accounts assets above. Policyholders’ account balance decreased $155 million driven by account value runoff due to contractholder surrenders and the impact of the asset transfer feature which moved customer account values from the general account to the separate account, as discussed above. Future policy benefits and other policyholder liabilities increased $639 million primarily driven by an increase in the liability for living benefit embedded derivatives, as discussed above.

Total equity increased by $0.1 billion from $1.7 billion at December 31, 2013 to $1.8 billion at March 31, 2014, primarily driven by net income for the first quarter of 2014.

Results of Operations

2014 versus 2013 Three Month Comparison

Income (Loss) from Operations before Income Taxes

Income from operations before income taxes decreased $103 million from an income of $197 million in the first quarter of 2013 to $94 million in the first quarter of 2014. The decrease was primarily driven by the impact on the amortization of DAC and other costs, and on the reserves for the guaranteed minimum death benefit (“GMDB”) and guaranteed minimum income benefit (“GMIB”) features, of the mark-to-market of the liability for living benefit embedded derivatives and related hedge positions and of changes in the estimated profitability of the business, as discussed in more detail below. Partially offsetting the charge from these items was a favorable variance in realized gains and losses primarily driven by differences between the mark-to-market of the non-reinsured portion of the living benefit embedded derivative liability and related hedge positions.

The following table reflects the impact on the amortization of DAC and other costs and on the GMDB/GMIB reserves of the mark-to-market of the liability for living benefit embedded derivatives and related hedge positions, and of changes in the estimated profitability of the business.

	Three Months Ended March 31,

	2014	2013

	($ in millions)
	(1)
Impact of the mark-to-market of the liability for living benefit embedded derivatives and related hedge positions	$3	$121
Impacts of changes in the estimated profitability of the business	(7)	10

Total	$(4)	$131

(1)	Amounts reflect (charges) or benefits for (increases) or decreases, respectively, in the amortization of DAC and other costs and for GMDB/GMIB reserve (increases) or decreases, respectively.

The impact of the mark-to-market of the liability for living benefit embedded derivatives and related hedge positions resulted in an unfavorable variance of $118 million, which was primarily driven by changes in the valuation of the reinsured living benefit liabilities related to NPR which we believe to be noneconomic, and choose not to hedge. The impact of changes in the estimated profitability of the business include adjustments to the amortization of DAC and other costs and to GMDB and GMIB reserves for the impact of market performance and current period experience resulted in an unfavorable variance of $17 million, which primarily reflects the impact of changes in interest rates on expected rates of return on fixed income investments within contractholder accounts.

Revenues, Benefits and Expenses

Revenues increased $21 million, primarily driven by a favorable variance in realized gains and losses of $34 million primarily driven by differences between the mark-to-market of the non-reinsured portion of the living benefit embedded derivative liability and related hedge positions. Offsetting this benefit was a decrease in net investment income of $14 million as a result of lower average annuity account values in the general account, as discussed above.

Benefits and expenses increased $124 million, primarily driven by an increase of $113 million in DAC amortization and interest credited to policyholders’ account balances, which includes DSI amortization. Changes in DAC and DSI amortization were related to the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions and the impact of changes in the estimated profitability of the business, as discussed above. Policyholders’ benefits increased $10 million primarily reflecting a charge in GMDB/GMIB reserves as a result of the changes in the estimated profitability of the business.

Income Taxes

The income tax provision amounted to an expense of $17 million and $50 million for the three months ended March 31, 2014 and 2013, respectively. The decrease in income tax expense was primarily driven by the decrease in pre-tax income.

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

At March 31, 2014, the Company remains subject to examination in the U.S. for tax years 2009 through 2013.

The dividends received deduction (“DRD”) reduces the amount of dividend income subject to U.S. tax and is a significant component of the difference between the Company’s effective tax rate and the federal statutory tax rate of 35%. The DRD for the current period was estimated using information from 2013 and current year results, and was adjusted to take into account the current year’s equity market performance and expected business results. The actual current year DRD can vary from the estimate based on factors such as, but not limited to, changes in the amount of dividends received that are eligible for the DRD, changes in the amount of distributions received from mutual fund investments, changes in the account balances of variable life and annuity contracts, and the Company’s taxable income before the DRD.

In August 2007, the IRS released Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the DRD related to variable life insurance and annuity contracts. In September 2007, the IRS released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54 and informed taxpayers that the U.S. Treasury Department and the IRS intend to address through new guidance the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts. In May 2010, the IRS issued an Industry Director Directive (“IDD”) confirming that the methodology for calculating the DRD set forth in Revenue Ruling 2007-54 should not be followed. The IDD also confirmed that the IRS guidance issued before Revenue Ruling 2007-54, which guidance the Company relied upon in calculating its DRD, should be used to determine the DRD. In February 2014, the IRS released Revenue Ruling 2014-7, which modified and superseded Revenue Ruling 2007-54, by removing the provisions of

Revenue Ruling 2007-54 related to the methodology to be followed in calculating the DRD and obsoleting Revenue Ruling 2007-61. However, there remains the possibility that the IRS and the U.S. Treasury will address, through subsequent guidance, the issues related to the calculation of the DRD. For the last several years, the revenue proposals included in the Obama Administration’s budgets included a proposal that would change the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through guidance or legislation, could increase actual tax expense and reduce the Company’s consolidated net income. These activities had no impact on the Company’s results for 2013 or for the three months ended March 31, 2014.

In 2009, the Company joined in filing the consolidated federal tax return with its parent, Prudential Financial. For tax years 2009 through 2014, the Company is participating in the IRS’s Compliance Assurance Program (“CAP”). Under CAP, the IRS assigns an examination team to review completed transactions contemporaneously during these tax years in order to reach agreement with the Company on how they should be reported in the tax returns. If disagreements arise, accelerated resolutions programs are available to resolve the disagreements in a timely manner before the tax returns are filed. It is management’s expectation this program will shorten the time period between the filing of the Company’s federal income tax returns and the IRS’s completion of its examination of the returns.

Liquidity and Capital Resources

This section supplements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Overview

Liquidity refers to the ability to generate sufficient cash resources to meet the payment obligations of the Company. Capital refers to the long term financial resources available to support the operations of our business, fund business growth, and provide a cushion to withstand adverse circumstances. Our ability to generate and maintain sufficient liquidity and capital depends on the profitability of our business, general economic conditions and our access to the capital markets through affiliates as described herein.

Effective and prudent liquidity and capital management is a priority across the organization. Management monitors the liquidity of Prudential Financial, Prudential Insurance and the Company on a daily basis and projects borrowing and capital needs over a multi-year time horizon through our quarterly planning process. We believe that cash flows from the sources of funds available to us are sufficient to satisfy the current liquidity requirements of Prudential Financial, and the Company, including under reasonably foreseeable stress scenarios. Prudential Financial has a capital management framework in place that governs the allocation of capital and approval of capital uses, and Prudential Financial forecasts capital sources and uses on a quarterly basis. Prudential Financial also employs a “Capital Protection Framework” to ensure the availability of capital resources to maintain adequate capitalization and competitive risk-based capital ratios under various stress scenarios.

Prudential Financial is a “Designated Financial Company” under the Dodd-Frank Act. As a Designated Financial Company, Prudential Financial is subject to supervision and examination by the Federal Reserve Bank of Boston and to prudential regulatory standards, which include or will include requirements and limitations (some of which are the subject of ongoing rule-making) relating to risk-based capital, leverage, liquidity, stress-testing, overall risk management, resolution plans, early remediation; and may also include additional standards regarding capital, public disclosure, short-term debt limits, and other related subjects. In addition, the Financial Stability Board, consisting of representatives of national financial authorities of the G20 nations, has identified Prudential Financial as a global systemically important insurer. For information on these recent actions and their potential impact on use, see “—Regulatory Developments” above, as well as “Business—Regulation” and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2013.

On December 16, 2013 and June 26, 2013, the Company paid dividends of $100 million and $184 million, respectively, to our parent, Prudential Annuities, Inc.

Capital

The Risk Based Capital, or RBC, ratio is a primary measure of the capital adequacy of the Company. RBC is calculated based on statutory financial statements and risk formulas consistent with the practices of the NAIC. RBC considers, among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. RBC ratio calculations are intended to assist insurance regulators in measuring an insurer’s solvency and ability to pay future claims. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities, but is available to the public. The RBC ratio is an annual calculation, however, as of March 31, 2014 we estimate that the Company’s RBC ratio exceeds the minimum level required by applicable insurance regulations.

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

Our regulatory capital levels are also affected by statutory accounting rules, which are subject to change by each applicable insurance regulator. As discussed above in “—Regulatory Developments,” the NY DFS has notified us that it does not agree with our calculation of statutory reserves (including the applicable credit for reinsurance) for New York purposes in respect of certain variable annuity products. If we are ultimately required to establish material additional reserves on a New York statutory accounting basis with respect to such variable annuity products, our ability to deploy capital for other purposes could be affected.

In addition the NAIC recently proposed new guidance regarding the calculation of “total adjusted capital”, or TAC, that will directly affect the calculation of the RBC ratio. The new guidance, which is expected to be effective for December 31, 2014, would limit the portion of an insurer’s asset valuation reserve that can be counted as TAC to the amount not utilized in asset adequacy testing. We are currently assessing the impact of this guidance on the Company’s RBC ratio.

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

Affiliated Captive Reinsurance Companies

Prudential Financial and the Company use captive reinsurance companies to more effectively manage its reserves and capital on an economic basis and to enable the aggregation and transfer of risks. The captive reinsurance companies assume business from affiliates only. To support the risks they assume, the captives are capitalized to a level we believe is consistent with the “AA” financial strength rating targets of Prudential Financial’s insurance subsidiaries. All of the captive reinsurance companies are wholly-owned subsidiaries of Prudential Financial and are located domestically, typically in the state of domicile of the direct writing insurance subsidiary that cedes the majority of business to the captive. In addition to state insurance regulation, our captives are subject to internal policies governing their activities. Prudential Financial provides support to these captives, typically through net worth maintenance agreements, and in the normal course of business will contribute capital to the captives to support business growth and other needs. In addition, in connection with financing arrangements, Prudential Financial may guarantee certain of the captives’ obligations.

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

The NAIC, the NY DFS and other regulators continue to review life insurers’ use of captive reinsurance companies. In addition, in March 2014, a committee of the NAIC proposed changes to the NAIC accreditation standards that would regulate captive reinsurance companies that assume business directly written in more than one state as “multi-state reinsurers” and apply accreditation standards to those captives that historically were applicable only to traditional insurers. We cannot predict what, if any, changes may result from these reviews. If insurance laws are changed in a way that restricts our use of captive reinsurance companies in the future, our ability to write certain products and efficiently manage their associated risks could be adversely affected and we may need to increase prices on certain products, modify certain products or find alternate financing sources, any of which could adversely affect our competitiveness, capital and financial position and results of operations. Given the uncertainty of the ultimate outcome of these reviews, at this time we are unable to estimate their expected effects on our future capital and financial position and results of operations.

Effective August 31, 2013, the Company re-domesticated from Connecticut to Arizona, and, as a result, PALAC is able to claim reinsurance reserve credit for business ceded to Pruco Re without the need for Pruco Re to post collateral.

Liquidity

There have been no material changes to the liquidity position of the Company since December 31, 2013. We continue to believe that cash generated by ongoing operations and the liquidity profile of our assets provide sufficient liquidity under reasonably foreseeable stress scenarios for the Company.

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

Liquid assets include cash and cash equivalents, short-term investments and fixed maturities that are not designated as held-to-maturity and public equity securities. As of March 31, 2014 and December 31, 2013, the Company had liquid assets of $3.4 billion and $3.4 billion, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $0.2 billion and $0.1 billion as of March 31, 2014 and December 31, 2013, respectively. As of March 31, 2014, $3.0 billion, or 92%, of the fixed maturity investments in company general account portfolios were rated high or highest quality based on NAIC or equivalent rating. The remaining $0.2 billion, or 8%, of these fixed maturity investments were rated other than high or highest quality.

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

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, the Company’s management, including our Principal Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the “Exchange Act”, as amended, as of March 31, 2014. Based on such evaluation, the Principal Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2014, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1. Legal Proceedings

See Note 6 to the Unaudited Interim Financial Statements under “—Litigation and Regulatory Matters” for a description of material pending litigation and regulatory matters affecting us, and certain risks to our businesses presented by such matters, which is incorporated herein by reference.

Item 1A. Risk Factors

You should carefully consider the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013. These risks could materially affect our business, results of operations or financial condition, or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q.

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

Date: May 14, 2014

Exhibit Index

Exhibit Number and Description

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