Form 10-Q
period 2014-06-30
PRUDENTIAL ANNUITIES LIFE ASSURANCE CORP/CT
filed 2014-08-14
CIK 881453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 13, 2014, 25,000 shares of the registrant’s Common Stock (par value $100) consisting of 100 voting shares and 24,900 non-voting shares, were outstanding. As of such date, Prudential Annuities, Inc., an indirect wholly owned subsidiary of Prudential Financial, Inc., a New Jersey corporation, owned all of the Registrant’s Common Stock.

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

Prudential Annuities Life Assurance Corporation

Unaudited Interim Statements of Financial Position

As of June 30, 2014 and December 31, 2013 (in thousands, except share amounts)

	June 30, 2014	December 31, 2013
ASSETS
Fixed maturities, available-for-sale, at fair value (amortized cost, 2014: $2,784,393; 2013: $3,079,002)	$3,015,527	$3,264,216
Trading account assets, at fair value	6,053	6,677
Equity securities, available-for-sale, at fair value (cost, 2014: $14; 2013: $206)	17	208
Commercial mortgage and other loans, net of valuation allowance	414,676	398,991
Policy loans	12,884	12,454
Short-term investments	54,509	118,188
Other long-term investments	85,601	60,585

Total investments	3,589,267	3,861,319

Cash and cash equivalents	602	1,417
Deferred policy acquisition costs	1,242,288	1,345,504
Accrued investment income	27,009	32,169
Reinsurance recoverables	1,595,250	748,690
Value of business acquired	39,726	43,500
Deferred sales inducements	740,832	809,247
Receivables from parent and affiliates	56,936	35,594
Other assets	8,498	16,994
Separate account assets	46,311,872	46,626,828

TOTAL ASSETS	$53,612,280	$53,521,262

LIABILITIES AND EQUITY
LIABILITIES
Policyholders’ account balances	$2,847,945	$3,191,215
Future policy benefits and other policyholder liabilities	2,042,370	1,127,342
Payables to parent and affiliates	57,308	111,403
Cash collateral for loaned securities	37,404	47,896
Income taxes	379,598	358,818
Short-term debt	215,000	205,000
Other liabilities	90,070	113,125
Separate account liabilities	46,311,872	46,626,828

Total Liabilities	51,981,567	51,781,627

Commitments and Contingent Liabilities (See Note 6)

EQUITY
Common stock, $100 par value; 25,000 shares, authorized, issued and outstanding	2,500	2,500
Additional paid-in capital	901,422	901,422
Retained earnings	632,775	764,846
Accumulated other comprehensive income (loss)	94,016	70,867

Total Equity	1,630,713	1,739,635

TOTAL LIABILITIES AND EQUITY	$53,612,280	$53,521,262

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation

Unaudited Interim Statements of Operations and Comprehensive Income

Three and Six Months Ended June 30, 2014 and 2013 (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
REVENUES
Premiums	$10,791	$8,615	$18,933	$15,108
Policy charges and fee income	203,696	201,497	405,363	400,361
Net investment income	41,458	58,934	85,959	117,474
Asset administration fees and other income	58,036	57,893	115,146	122,668
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	-	-	-	-
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income	-	-	-	-
Other realized investment gains (losses), net	(4,195)	(43,415)	(4,366)	(81,511)

Total realized investment gains (losses), net	(4,195)	(43,415)	(4,366)	(81,511)

Total revenues	309,786	283,524	621,035	574,100

BENEFITS AND EXPENSES
Policyholders’ benefits	27,973	27,685	56,916	46,303
Interest credited to policyholders’ account balances	54,358	5,313	102,327	14,776
Amortization of deferred policy acquisition costs	62,155	(36,580)	101,138	(71,614)
General, administrative and other expenses	97,884	100,302	198,885	200,445

Total benefits and expenses	242,370	96,720	459,266	189,910

INCOME FROM OPERATIONS BEFORE INCOME TAXES	67,416	186,804	161,769	384,190

Income tax expense	9,985	43,134	26,840	93,132

NET INCOME	57,431	143,670	134,929	291,058

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(3)	-	(4)	(15)
Net unrealized investment gains (losses):
Unrealized investment gains (losses) for the period	16,305	(81,560)	36,495	(92,858)
Reclassification adjustment for (gains) losses included in net income	(71)	(5,096)	(877)	(7,809)

Net unrealized investment gains (losses)	16,234	(86,656)	35,618	(100,667)

Other comprehensive income (loss), before tax:	16,231	(86,656)	35,614	(100,682)
Less: Income tax expense (benefit) related to other comprehensive income (loss)
Foreign currency translation adjustments	(1)	-	(2)	(5)
Net unrealized income (losses)	5,682	(30,329)	12,467	(35,233)

Total	5,681	(30,329)	12,465	(35,238)

Other comprehensive income (loss), net of taxes	10,550	(56,327)	23,149	(65,444)

COMPREHENSIVE INCOME	$67,981	$87,343	$158,078	$225,614

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation

Unaudited Interim Statements of Equity

Six Months Ended June 30, 2014 and 2013 (in thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total equity

Balance, December 31, 2013	$2,500	$901,422	$764,846	$70,867	$1,739,635
Distribution to parent	-	-	(267,000)	-	(267,000)
Comprehensive income:
Net income	-	-	134,929	-	134,929
Other comprehensive income (loss), net of taxes	-	-	-	23,149	23,149

Total comprehensive income					158,078

Balance, June 30, 2014	$2,500	$901,422	$632,775	$94,016	$1,630,713

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total equity

Balance, December 31, 2012	$2,500	$893,336	$200,754	$147,287	$1,243,877
Contributed capital	-	8,086	-	-	8,086
Distribution to parent	-	-	(184,000)	-	(184,000)
Comprehensive income:
Net income	-	-	291,058	-	291,058
Other comprehensive income (loss), net of taxes	-	-	-	(65,444)	(65,444)

Total comprehensive income					225,614

Balance, June 30, 2013	$2,500	$901,422	$307,812	$81,843	$1,293,577

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation

Unaudited Interim Statements of Cash Flows

Six Months Ended June 30, 2014 and 2013 (in thousands)

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$134,929	$291,058
Adjustments to reconcile net income to net cash provided by operating activities:
Policy charges and fee income	2,625	7,526
Realized investment (gains) losses, net	4,366	81,511
Depreciation and amortization	3,640	10,804
Interest credited to policyholders’ account balances	102,327	14,776
Change in:
Future policy benefit reserves	152,066	139,943
Accrued investment income	5,160	4,894
Net receivable/payable to affiliates	(34,965)	(60,530)
Deferred sales inducements	(8,221)	(17,675)
Deferred policy acquisition costs	99,462	(74,037)
Income taxes	8,314	135,073
Reinsurance recoverables	(137,944)	(137,900)
Other, net	(36,028)	(46,238)

Cash flows from operating activities	$295,731	$349,205

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	$670,328	$712,921
Commercial mortgage and other loans	11,661	8,767
Trading account assets	3,364	3,596
Policy loans	412	171
Other long-term investments	1,542	1,190
Short-term investments	1,546,430	1,466,651
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(377,179)	(347,147)
Commercial mortgage and other loans	(27,344)	(41,806)
Trading account assets	(2,534)	(3,163)
Policy loans	(516)	(448)
Other long-term investments	(9,233)	(4,790)
Short-term investments	(1,482,751)	(1,609,953)
Notes receivable from parent and affiliates, net	(15,565)	2,450
Other, net	200	24

Cash flows from investing activities	$318,815	$188,463

CASH FLOWS USED IN FINANCING ACTIVITIES:
Cash collateral for loaned securities	(10,493)	(1,190)
Net increase in short-term borrowing	10,000	-
Drafts outstanding	5,184	5,192
Distribution to parent	(267,000)	(184,000)
Contributed capital	-	12,439
Policyholders’ account balances
Deposits	607,249	662,074
Withdrawals	(960,301)	(1,032,196)

Cash flows used in financing activities	$(615,361)	$(537,681)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(815)	(13)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,417	266

CASH AND CASH EQUIVALENTS, END OF PERIOD	$602	$253

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

In July 2013, the FASB issued new guidance regarding derivatives. The guidance permits the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) to be used as a U.S. benchmark interest rate for hedge accounting, in addition to the United States Treasury rate and London Inter-Bank Offered Rate (“LIBOR”). The guidance also removes the restriction on using different benchmark rates for similar hedges. The guidance is effective for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013, and was applied prospectively. Adoption of the guidance did not have a significant effect on the Company’s financial position, results of operations or financial statement disclosures.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

In July 2013, the FASB issued updated guidance regarding the presentation of unrecognized tax benefits when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. This new guidance became effective for interim or annual reporting periods that began after December 15, 2013, and was applied prospectively. Adoption of the guidance did not have a significant effect on the Company’s financial position, results of operations or financial statement disclosures.

In February 2013, the FASB issued updated guidance regarding the presentation of comprehensive income. Under the guidance, an entity is required to separately present information about significant items reclassified out of accumulated other comprehensive income (“AOCI”) by component as well as changes in AOCI balances by component in either the financial statements or the notes to the financial statements. The guidance does not change the items that are reported in other comprehensive income, does not change when an item of other comprehensive income must be reclassified to net income, and does not amend any existing requirements for reporting net income or other comprehensive income. The guidance became effective for interim or annual reporting periods that began after December 15, 2012 and was applied prospectively. The disclosures required by this guidance are included in Note 3.

In December 2011 and January 2013, the FASB issued updated guidance regarding the disclosure of recognized derivative instruments (including bifurcated embedded derivatives), repurchase agreements and securities borrowing/lending transactions that are offset in the statement of financial position or are subject to an enforceable master netting arrangement or similar agreement (irrespective of whether they are offset in the statement of financial position). This new guidance requires an entity to disclose information on both a gross and net basis about instruments and transactions within the scope of this guidance. This new guidance became effective for interim or annual reporting periods that began on or after January 1, 2013, and was applied retrospectively for all comparative periods presented. The disclosures required by this guidance are included in Note 5.

Future Adoption of New Accounting Pronouncements

In January 2014, the FASB issued updated guidance for troubled debt restructurings clarifying when an in substance repossession or foreclosure occurs, and when a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. The new guidance is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2014. This guidance can be elected for prospective adoption or by using a modified retrospective transition method. This guidance is not expected to have a significant effect on the Company’s financial position, results of operations or financial statement disclosures.

In May 2014, the FASB issued updated guidance on accounting for revenue recognition. The guidance is based on the core principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The guidance also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from cost incurred to obtain or fulfill a contract. Revenue recognition for insurance contracts is explicitly scoped out of the guidance. The new guidance is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2016, and must be applied using one of two retrospective application methods. Early adoption is not permitted. The Company is currently assessing the impact of the guidance on the Company’s financial position, results of operations and financial statement disclosures.

In August 2014, the FASB issued updated guidance for measuring the financial assets and the financial liabilities of a consolidated collateralized financing entity. Under the guidance, an entity within scope is permitted to measure both the financial assets and financial liabilities of a consolidated collateralized financing entity based on either the fair value of the financial assets or the financial liabilities, whichever is more observable. If elected, the guidance will eliminate the measurement difference that exists when both are measured at fair value. The new guidance is effective for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2015. Early adoption will be permitted. This guidance can be elected for modified retrospective or full retrospective adoption. The Company is currently assessing the impact of the guidance on the Company’s financial position, results of operations and financial statement disclosures.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

3.    INVESTMENTS

Fixed Maturities and Equity Securities

The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) as of the dates indicated:

	June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI (3)
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$6,337	$18	$10	$6,345	$-
Obligations of U.S. states and their political subdivisions	68,339	2,353	360	70,332	-
Foreign government bonds	25,270	6,946	-	32,216	-
Public utilities	239,759	25,945	638	265,066	-
All other corporate securities	1,823,344	172,542	1,404	1,994,482	-
Asset-backed securities (1)	165,680	7,043	220	172,503	(40)
Commercial mortgage-backed securities	316,199	11,799	255	327,743	-
Residential mortgage-backed securities (2)	139,465	7,375	-	146,840	(38)

Total fixed maturities, available-for-sale	$2,784,393	$234,021	$2,887	$3,015,527	$(78)

Equity securities, available-for-sale
Common Stocks:
Public utilities	$-	$-	$-	$-
Mutual funds	14	3	-	17

Total equity securities, available-for-sale	$14	$3	$-	$17

(1)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in “AOCI,” which were not included in earnings. Amount excludes $0.1 million of net unrealized gains on impaired available-for-sale securities relating to changes in the value of such securities subsequent to the impairment measurement date.

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI (3)
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$6,382	$36	$34	$6,384	$-
Obligations of U.S. states and their political subdivisions	67,225	2,911	1,570	68,566	-
Foreign government bonds	25,437	5,717	-	31,154	-
Public utilities	229,807	17,048	3,190	243,665	-
All other corporate securities	2,029,720	158,360	9,103	2,178,977	-
Asset-backed securities (1)	182,888	6,513	1,509	187,892	(1,351)
Commercial mortgage-backed securities	384,764	11,387	5,518	390,633	-
Residential mortgage-backed securities (2)	152,779	5,138	972	156,945	(40)

Total fixed maturities, available-for-sale	$3,079,002	$207,110	$21,896	$3,264,216	$(1,391)

Equity securities, available-for-sale
Common Stocks:
Public utilities	$192	$-	$-	$192
Mutual funds	14	2	-	16

Total equity securities, available-for-sale	$206	$2	$-	$208

(1)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in “AOCI,” which were not included in earnings. Amount excludes $1.7 million of net unrealized gains on impaired available-for-sale securities relating to changes in the value of such securities subsequent to the impairment measurement date.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

The amortized cost and fair value of fixed maturities by contractual maturities at June 30, 2014, are as follows:

	Available-for-Sale
	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$250,546	$257,895
Due after one year through five years	951,580	1,025,776
Due after five years through ten years	549,906	608,317
Due after ten years	411,017	476,453
Asset-backed securities	165,680	172,503
Commercial mortgage-backed securities	316,199	327,743
Residential mortgage-backed securities	139,465	146,840

Total	$2,784,393	$3,015,527

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

The following table depicts the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Fixed maturities, available-for-sale
Proceeds from sales	$120,393	$6,501	$172,423	$121,428
Proceeds from maturities/repayments	186,089	386,663	493,702	593,078
Gross investment gains from sales, prepayments, and maturities	2,992	5,113	4,124	7,905
Gross investment losses from sales and maturities	(2,921)	(17)	(3,247)	(97)

Equity securities, available-for-sale
Proceeds from sales	$-	$-	$-	$1
Gross investment gains from sales	-	(1)	1	-

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

Credit losses recognized in earnings on fixed maturity securities held by the Company for which a portion of the OTTI loss was recognized in OCI

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
	(in thousands)
Balance, beginning of period	$119	$1,800
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(4)	(1,677)
Increases due to the passage of time on previously recorded credit losses	-	-
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(12)	(20)

Balance, end of period	$103	$103

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
	(in thousands)
Balance, beginning of period	$1,726	$3,381
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(5)	(1,619)
Increases due to the passage of time on previously recorded credit losses	28	55
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	-	(68)

Balance, end of period	$1,749	$1,749

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

Trading Account Assets

The following table sets forth the composition of “Trading account assets” as of the dates indicated:

	June 30, 2014		December 31, 2013
	Cost	Fair Value	Cost	Fair Value
	(in thousands)
Total trading account assets—Equity securities	$5,045	$6,053	$5,164	$6,677

The net change in unrealized gains (losses) from trading account assets still held at period end, recorded within “Asset administration fees and other income”, was ($0.6) million and ($0.1) million during the three months ended June 30, 2014 and 2013, respectively, and ($0.5) million and $0.4 million during the six months ended June 30, 2014 and 2013, respectively.

Commercial Mortgage and Other Loans

The Company’s commercial mortgage and other loans are comprised as follows, as of the dates indicated:

	June 30, 2014		December 31, 2013
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial and agricultural mortgage loans by property type:
Apartments/Multi-Family	$136,519	33.0%	$125,045	31.5%
Industrial	85,798	20.8	88,009	22.1
Retail	71,310	17.3	72,325	18.2
Office	44,818	10.8	40,976	10.3
Other	14,479	3.6	13,796	3.5
Hospitality	5,110	1.2	5,133	1.3

Total commercial mortgage loans	358,034	86.7	345,284	86.9
Agricultural property loans	55,158	13.3	52,223	13.1

Total commercial and agricultural mortgage loans by property type	413,192	100.0%	397,507	100.0%

Valuation allowance	(1,256)		(1,256)

Total net commercial and agricultural mortgage loans by property type	411,936		396,251

Other Loans
Uncollateralized loans	2,740		2,740

Total other loans	2,740		2,740

Total commercial mortgage and other loans	$414,676		$398,991

The commercial mortgage and agricultural property loans are geographically dispersed throughout the United States with the largest concentrations in California (17%), Texas (11%) and Ohio (8%) at June 30, 2014.

Activity in the allowance for losses for all commercial mortgage and other loans, as of the dates indicated, is as follows:

	June 30, 2014	December 31, 2013
	(in thousands)
Allowance for losses, beginning of year	$1,256	$2,177
Addition to / (release of) allowance for losses	-	(921)

Total ending balance (1)	$1,256	$1,256

(1)	Agricultural loans represent $0.1 million of the ending allowance at both June 30, 2014 and December 31, 2013.

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans as of the dates indicated:

	June 30, 2014	December 31, 2013
	(in thousands)
Allowance for Credit Losses:
Ending balance: individually evaluated for impairment (1)	$-	$-
Ending balance: collectively evaluated for impairment (2)	1,256	1,256

Total ending balance	$1,256	$1,256

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

	June 30, 2014	December 31, 2013
	(in thousands)
Recorded Investment (3):
Ending balance gross of reserves: individually evaluated for impairment (1)	$-	$-
Ending balance gross of reserves: collectively evaluated for impairment (2)	415,932	400,247

Total ending balance, gross of reserves	$415,932	$400,247

(1)	There were no loans individually evaluated for impairments at June 30, 2014 and December 31, 2013.
(2)	Agricultural loans collectively evaluated for impairment had a recorded investment of $55 million and $52 million at June 30, 2014 and December 31, 2013, respectively, and a related allowance of $0.1 million for both periods. Uncollateralized loans collectively evaluated for impairment had a recorded investment of $3 million at both June 30, 2014 and December 31, 2013 and no related allowance for both periods.
(3)	Recorded investment reflects the balance sheet carrying value gross of related allowance.

Impaired loans include those loans for which it is probable that all amounts due will not be collected according to the contractual terms of the loan agreement. There were no impaired commercial mortgage and other loans identified in management’s specific review of probable loan losses and no related allowance for losses at June 30, 2014 and December 31, 2013.

Impaired commercial mortgage and other loans with no allowance for losses are loans in which the fair value of the collateral or the net present value of the loans’ expected future cash flows equals or exceeds the recorded investment. The Company had no such loans at June 30, 2014 and December 31, 2013. See Note 2 to the Company’s Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2013, for information regarding the Company’s accounting policies for non-performing loans.

The following table sets forth certain key credit quality indicators as of June 30, 2014, based upon the recorded investment gross of allowance for credit losses.

Total commercial and agricultural mortgage loans

	Debt Service Coverage Ratio - June 30, 2014
	Greater than 1.2X	1.0X to <1.2X	Less than 1.0X	Total
	(in thousands)
Loan-to-Value Ratio
0%-59.99%	$246,541	$9,581	$3,003	$259,125
60%-69.99%	121,211	-	-	121,211
70%-79.99%	28,262	1,478	-	29,740
Greater than 80%	3,116	-	-	3,116

Total commercial and agricultural mortgage loans	$399,130	$11,059	$3,003	$413,192

The following table sets forth certain key credit quality indicators as of December 31, 2013, based upon the recorded investment gross of allowance for credit losses.

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

As of June 30, 2014 and December 31, 2013, all commercial mortgage and other loans were in current status. The Company defines current in its aging of past due commercial mortgage and agricultural loans as less than 30 days past due.

There were no commercial mortgage and other loans in nonaccrual status as of June 30, 2014 and December 31, 2013. Nonaccrual loans are those on which the accrual of interest has been suspended after the loans become 90 days delinquent as to principal or interest payments, or earlier when the Company has doubts about collectability and loans for which a loan-specific reserve has been established. See Note 2 to the Company’s Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2013, for further discussion regarding nonaccrual status loans.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

For the three and six months ended both June 30, 2014 and 2013, there were no new commercial mortgage and other loans acquired, other than those through direct origination.

The Company’s commercial mortgage and other loans may occasionally be involved in a troubled debt restructuring. As of both June 30, 2014 and December 31, 2013, the Company had no significant commitments to fund to borrowers that have been involved in a troubled debt restructuring. During the three and six months ended June 30, 2014 and 2013, respectively, there were no new troubled debt restructurings related to commercial mortgage and other loans, and no payment defaults on commercial mortgage and other loans that were modified as a troubled debt restructuring within the 12 months preceding each respective period. For additional information relating to the accounting for troubled debt restructurings, see Note 2 to the Company’s Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2013.

Net Investment Income

Net investment income for the three and six months ended June 30, 2014 and 2013, was from the following sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Fixed maturities, available-for-sale	$35,805	$49,240	$74,181	$102,534
Trading account assets	21	29	30	61
Commercial mortgage and other loans	5,236	10,274	11,402	16,403
Policy loans	223	225	350	339
Short-term investments	72	96	130	179
Other long-term investments	1,577	739	2,791	1,429

Gross investment income	42,934	60,603	88,884	120,945
Less: investment expenses	(1,476)	(1,669)	(2,925)	(3,471)

Net investment income	$41,458	$58,934	$85,959	$117,474

Realized Investment Gains (Losses), Net

Realized investment gains (losses), net, for the three and six months ended June 30, 2014 and 2013, were from the following sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Fixed maturities	$71	$5,096	$877	$7,808
Equity securities	-	-	1	1
Commercial mortgage and other loans	-	330	-	368
Derivatives	(4,266)	(48,839)	(5,244)	(89,665)
Other	-	(2)	-	(23)

Realized investment gains (losses), net	$(4,195)	$(43,415)	$(4,366)	$(81,511)

Accumulated Other Comprehensive Income (Loss)

The balance of and changes in each component of “Accumulated other comprehensive income (loss)” for the six months ended June 30, 2014 and 2013 are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses) (1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2013	$10	$70,857	$70,867
Change in other comprehensive income before reclassifications	(4)	36,495	36,491
Amounts reclassified from AOCI	-	(877)	(877)
Income tax benefit (expense)	2	(12,467)	(12,465)

Balance, June 30, 2014	$8	$94,008	$94,016

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses) (1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2012	$7	$147,280	$147,287
Change in other comprehensive income before reclassifications	(15)	(92,858)	(92,873)
Amounts reclassified from AOCI	-	(7,809)	(7,809)
Income tax benefit (expense)	5	35,233	35,238

Balance, June 30, 2013	$(3)	$81,846	$81,843

(1)	Includes cash flow hedges of ($4) million as of both June 30, 2014 and December 31, 2013 and ($1) million and ($3) million as of June 30, 2013 and December 31, 2012, respectively.

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
	(in thousands)
Amounts reclassified from AOCI (1)(2):

Net unrealized investment gains (losses):
Cash flow hedges—Currency/Interest rate (3)	$(19)	$(34)
Net unrealized investment gains (losses) on available-for-sale securities	90	911

Total net unrealized investment gains (losses) (4)	71	877

Total reclassifications for the period	$71	$877

(1)	All amounts are shown before tax.
(2)	Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.
(3)	See Note 5 for additional information on cash flow hedges.
(4)	See table below for additional information on unrealized investment gains (losses), including the impact on deferred policy acquisition and other costs and future policy benefits.

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

Net Unrealized Investment Gains and Losses on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments (1)	Deferred Policy Acquisition Costs and Other Costs	Future Policy Benefits	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2013	$323	$(116)	$(14)	$(51)	$142
Net investment gains (losses) on investments arising during the period	5	-	-	(2)	3
Reclassification adjustment for (gains) losses included in net income	(295)	-	-	102	(193)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	-	105	-	(38)	67
Impact of net unrealized investment (gains) losses on future policy benefits	-	-	13	(4)	9

Balance, June 30, 2014	$33	$(11)	$(1)	$7	$28

(1)	Includes cash flow hedges. See Note 5 for information on cash flow hedges.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

All Other Net Unrealized Investment Gains and Losses in AOCI

	Net Unrealized Gains (Losses) on Investments (1)	Deferred Policy Acquisition Costs and Other Costs	Future Policy Benefits	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2013	$184,727	$(66,452)	$(8,187)	$(39,363)	$70,725
Net investment gains (losses) on investments arising during the period	46,314	-	-	(16,215)	30,099
Reclassification adjustment for (gains) losses included in net income	(582)	-	-	203	(379)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	-	(7,638)	-	2,671	(4,967)
Impact of net unrealized investment (gains) losses on future policy benefits	-	-	(2,303)	805	(1,498)

Balance, June 30, 2014	$230,459	$(74,090)	$(10,490)	$(51,899)	$93,980

(1)	Includes cash flow hedges. See Note 5 for information on cash flow hedges.

Net Unrealized Gains (Losses) on Investments by Asset Class

The table below presents net unrealized gains / (losses) on investments by asset class as of the dates indicated:

	June 30, 2014	December 31, 2013

	(in thousands)
Fixed maturity securities on which an OTTI loss has been recognized	$33	$323
Fixed maturity securities, available-for-sale—all other	231,101	184,891
Equity securities, available-for-sale	3	2
Affiliated notes	2,779	3,113
Derivatives designated as cash flow hedges (1)	(4,076)	(3,653)
Other investments	652	374

Net unrealized gains (losses) on investments	$230,492	$185,050

(1)	See Note 5 for more information on cash flow hedges.

Duration of Gross Unrealized Loss Positions for Fixed Maturities and Equity Securities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities and equity securities have been in a continuous unrealized loss position, as of the dates indicated:

	June 30, 2014
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$2,692	$10	$-	$-	$2,692	$10
Obligations of U.S. States and their political subdivisions	-	-	6,995	360	6,995	360
Corporate securities	94,815	1,001	47,798	1,041	142,613	2,042
Asset-backed securities	15,070	139	17,832	81	32,902	220
Commercial mortgage-backed securities	-	-	7,223	255	7,223	255
Residential mortgage-backed securities	-	-	-	-	-	-

Total	$112,577	$1,150	$79,848	$1,737	$192,425	$2,887

Equity securities, available-for-sale	$-	$-	$-	$-	$-	$-

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

	December 31, 2013
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$3,347	$34	$-	$-	$3,347	$34
Obligations of U.S. States and their political subdivisions	5,420	588	6,402	982	11,822	1,570
Corporate securities	351,306	11,923	2,704	370	354,010	12,293
Asset-backed securities	97,575	1,509	-	-	97,575	1,509
Commercial mortgage-backed securities	86,132	5,249	2,941	269	89,073	5,518
Residential mortgage-backed securities	100,150	972	-	-	100,150	972

Total	$643,930	$20,275	$12,047	$1,621	$655,977	$21,896

Equity securities, available-for-sale	$-	$-	$-	$-	$-	$-

The gross unrealized losses on fixed maturity securities at June 30, 2014 and December 31, 2013, are composed of $2.2 million and $20.4 million, respectively, related to high or highest quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $0.7 million and $1.5 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. At June 30, 2014, $1.7 million of gross unrealized losses of twelve months or more were concentrated in U.S. obligations, commercial mortgage-backed securities, and the consumer non-cyclical and utility sectors of the Company’s corporate securities. At December 31, 2013, $1.6 million of gross unrealized losses of twelve months or more were concentrated in U.S. obligations and the consumer non-cyclical sector of the Company’s corporate securities.

In accordance with its policy described in Note 2 to the Company’s Financial Statements included in its 2013 Annual Report on Form 10-K, the Company concluded that an adjustment to earnings for other-than-temporary impairments for these securities was not warranted at June 30, 2014 or December 31, 2013. These conclusions are based on a detailed analysis of the underlying credit and cash flows on each security. The gross unrealized losses are primarily attributable to credit spread widening and increased liquidity discounts. At June 30, 2014, the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before the anticipated recovery of its remaining amortized cost basis.

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

	As of June 30, 2014
	Level 1	Level 2	Level 3	Netting (2)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S Treasury securities and obligations of U.S. government authorities and agencies	$-	$6,345	$-	$-	$6,345
Obligations of U.S. states and their political subdivisions	-	70,332	-	-	70,332
Foreign government bonds	-	32,216	-	-	32,216
Corporate securities	-	2,157,540	102,008	-	2,259,548
Asset-backed securities	-	98,202	74,301	-	172,503
Commercial mortgage-backed securities	-	327,743	-	-	327,743
Residential mortgage-backed securities	-	146,840	-	-	146,840

Sub-total	-	2,839,218	176,309	-	3,015,527
Trading account assets:
Equity securities	6,053	-	-	-	6,053

Sub-total	6,053	-	-	-	6,053

Equity securities, available-for-sale	-	17	-	-	17
Short-term investments	54,509	-	-	-	54,509
Cash equivalents	-	-	400	-	400
Other long-term investments	-	87,728	536	(67,715)	20,549
Reinsurance recoverables	-	-	1,594,311	-	1,594,311
Receivables from parent and affiliates	-	16,751	27,762	-	44,513

Sub-total excluding separate account assets	60,562	2,943,714	1,799,318	(67,715)	4,735,879

Separate account assets (1)	1,042,511	45,269,361	-	-	46,311,872

Total assets	$1,103,073	$48,213,075	$1,799,318	$(67,715)	$51,047,751

Future policy benefits (3)	$-	$-	$1,662,957	$-	$1,662,957
Payables to parent and affiliates	-	57,131	-	(57,131)	0

Total liabilities	$-	$57,131	$1,662,957	$(57,131)	$1,662,957

	As of December 31, 2013
	Level 1	Level 2	Level 3	Netting (2)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S Treasury securities and obligations of U.S. government authorities and agencies	$-	$6,384	$-	$-	$6,384
Obligations of U.S. states and their political subdivisions	-	68,566	-	-	68,566
Foreign government securities	-	31,154	-	-	31,154
Corporate securities	-	2,325,846	96,796	-	2,422,642
Asset-backed securities	-	124,103	63,789	-	187,892
Commercial mortgage-backed securities	-	390,633	-	-	390,633
Residential mortgage-backed securities	-	156,945	-	-	156,945

Sub-total	-	3,103,631	160,585	-	3,264,216
Trading account assets:
Equity securities	6,364	-	313	-	6,677

Sub-total	6,364	-	313	-	6,677

Equity securities, available-for-sale	-	16	192	-	208
Short-term investments	118,188	-	-	-	118,188
Other long-term investments	-	73,535	486	(73,535)	486
Reinsurance recoverables	-	-	748,005	-	748,005
Receivables from parent and affiliates	-	19,071	6,347	-	25,418

Sub-total excluding separate account assets	124,552	3,196,253	915,928	(73,535)	4,163,198

Separate account assets (1)	1,190,903	45,435,925	-	-	46,626,828

Total assets	$1,315,455	$48,632,178	$915,928	$(73,535)	$50,790,026

Future policy benefits (3)	$-	$-	$778,226	$-	$778,226
Payables to parent and affiliates	-	94,580	-	(72,822)	21,758

Total liabilities	$-	$94,580	$778,226	$(72,822)	$799,984

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

(1)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Statements of Financial Position.
(2)	“Netting” amounts represent cash collateral of $10.6 million and $0.7 million as of June 30, 2014 and December 31, 2013, respectively, and the impact of offsetting asset and liability positions held with the same counterparty, subject to master netting arrangements.
(3)	As of June 30, 2014, the net embedded derivative liability position of $1,663 million includes $138 million of embedded derivatives in an asset position and $1,801 million of embedded derivatives in a liability position. As of December 31, 2013, the net embedded derivative liability position of $778 million includes $245 million of embedded derivatives in an asset position and $1,023 million of embedded derivatives in a liability position.

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

Internally-developed valuations or indicative broker quotes are also used to determine fair value in circumstances where vendor pricing is not available, or where the Company ultimately concludes that pricing information received from the independent pricing service is not reflective of market activity. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may over-ride the information with an internally developed valuation. As of June 30, 2014 and December 31, 2013 over-rides on a net basis were not material. Pricing service over-rides, internally developed valuations and indicative broker quotes are generally included in Level 3 in the fair value hierarchy.

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

The majority of the Company’s derivative positions are traded in the over-the-counter (“OTC”) derivative market and are classified within Level 2 in the fair value hierarchy. OTC derivatives classified within Level 2 are valued using models that utilize actively quoted or observable market input values from external market data providers, third-party pricing vendors and/or recent trading activity. The Company’s policy is to use mid-market pricing in determining its best estimate of fair value. The fair values of most OTC derivatives, including interest rate and cross currency swaps and single name credit default swaps are determined using discounted cash flow models. The fair values of European style option contracts are determined using Black-Scholes option pricing models. These models’ key inputs include the contractual terms of the respective contract, along with significant observable inputs, including interest rates, currency rates, credit spreads, equity prices, index dividend yields, NPR, volatility, and other factors.

The Company’s cleared interest rate swaps and credit derivatives linked to an index are valued using models that utilize actively quoted or observable market inputs, including overnight indexed swap discount rates, obtained from external market data providers, third-party pricing vendors, and/or recent trading activity. These derivatives are classified as Level 2 in the fair value hierarchy.

To reflect the market’s perception of its own and the counterparty’s NPR, the Company incorporates additional spreads over LIBOR into the discount rate used in determining the fair value of OTC derivative assets and liabilities that are not otherwise collateralized.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

Derivatives classified as Level 3 include structured products. These derivatives are valued based upon models, such as Monte Carlo simulation models and other techniques, that utilize significant unobservable inputs. Level 3 methodologies are validated through periodic comparison of the Company’s fair values to external broker-dealer values. As of June 30, 2014 and December 31, 2013, there were no internally valued derivatives with the fair value classified within Level 3, and all other derivatives were classified within Level 2. See Note 5 for more details on the fair value of derivative instruments by primary underlying.

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

The significant inputs to the valuation models for these embedded derivatives include capital market assumptions, such as interest rate levels and volatility assumptions, the Company’s market-perceived NPR, as well as actuarially determined assumptions, including contractholder behavior, such as lapse rates, benefit utilization rates, withdrawal rates, and mortality rates. Since many of these assumptions are unobservable and are considered to be significant inputs to the liability valuation, the liability included in future policy benefits has been reflected within Level 3 in the fair value hierarchy.

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

Transfers between Levels 1 and 2 – Transfers between levels are generally reported at the values as of the beginning of the period in which the transfers occur. Periodically there are transfers between Level 1 and Level 2 for assets held in the Company’s Separate Account. The classification of Separate Account funds may vary dependent on the availability of information to the public. Should a fund’s net asset value become publicly observable, the fund would be transferred from Level 2 to Level 1. During the six months ended June 30, 2014, $7 million was transferred from Level 1 to Level 2. During both the three months ended June 30, 2014 and the three and six months ended June 30, 2013, there were no transfers between Level 1 and Level 2.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

Level 3 Assets and Liabilities by Price Source – The tables below present the balances of Level 3 assets and liabilities measured at fair value with their corresponding pricing sources.

	As of June 30, 2014
	Internal (1)	External (2)	Total
	(in thousands)
Corporate securities	$100,129	$1,879	$102,008
Asset-backed securities	-	74,301	74,301
Cash equivalents	400	-	400
Other long-term investments	-	536	536
Reinsurance recoverables	1,594,311	-	1,594,311
Receivables from parent and affiliates	-	27,762	27,762

Total assets	$1,694,840	$104,478	$1,799,318

Future policy benefits	1,662,957	-	1,662,957

Total liabilities	$1,662,957	$-	$1,662,957

	As of December 31, 2013
	Internal (1)	External (2)	Total
	(in thousands)
Corporate securities	$94,730	$2,066	$96,796
Asset-backed securities	-	63,789	63,789
Equity securities	192	313	505
Other long-term investments	-	486	486
Reinsurance recoverables	748,005	-	748,005
Receivables from parent and affiliates	-	6,347	6,347

Total assets	$842,927	$73,001	$915,928

Future policy benefits	778,226	-	778,226

Total liabilities	$778,226	$-	$778,226

(1)	Represents valuations which could incorporate internally-derived and market inputs. See below for additional information related to internally-developed valuation for significant items in the above table.
(2)	Represents unadjusted prices from independent pricing services and independent non-binding broker quotes where pricing inputs are not readily available.

Quantitative Information Regarding Internally Priced Level 3 Assets and Liabilities – The tables below present quantitative information on significant internally-priced Level 3 assets and liabilities (see narrative below for quantitative information for separate account assets).

	As of June 30, 2014
	Fair Value	Primary Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value (1)
	(in thousands)
Assets:

Corporate securities	$100,129	Discounted cash flow	Discount rate	3.50%	10.91%	4.20%	Decrease
Reinsurance recoverables	$1,594,311	Fair values are determined in the same manner as future policy benefits
Liabilities:

Future policy benefits (2)	$1,662,957	Discounted cash flow	Lapse rate (3)	0%	11%		Decrease

			NPR spread (4)	0.02%	1.03%		Decrease
			Utilization rate (5)	70%	94%		Increase
			Withdrawal rate (6)	86%	100%		Increase
			Mortality rate (7)	0%	13%		Decrease
			Equity Volatility curve	14%	28%		Increase

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

	As of December 31, 2013
	Fair Value	Primary Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value (1)
	(in thousands)
Assets:

Corporate securities	$94,730	Discounted cash flow	Discount rate	3.73%	12.06%	3.90%	Decrease
Reinsurance recoverables	$748,005	Fair values are determined in the same manner as future policy benefits
Liabilities:

Future policy benefits (2)	$778,226	Discounted cash flow	Lapse rate (3)	0%	11%		Decrease

			NPR spread (4)	0.08%	1.09%		Decrease
			Utilization rate (5)	70%	94%		Increase
			Withdrawal rate (6)	86%	100%		Increase
			Mortality rate (7)	0%	13%		Decrease
			Equity Volatility curve	15%	28%		Increase

(1)	Conversely, the impact of a decrease in input would have the opposite impact for the fair value as that presented in the table.
(2)	Future policy benefits primarily represent general account liabilities for the optional living benefit features of the Company’s variable annuity contracts which are accounted for as embedded derivatives. Since the valuation methodology for these liabilities uses a range of inputs that vary at the contract level over the cash flow projection period, presenting a range, rather than weighted average, is a more meaningful representation of the unobservable inputs used in the valuation.
(3)	Base lapse rates are adjusted at the contract level based on a comparison of the benefit amount and the policyholder account value and reflect other factors, such as the applicability of any surrender charges. A dynamic lapse adjustment reduces the base lapse rate when the benefit amount is greater than the account value, as in-the-money contracts are less likely to lapse. Lapse rates are also generally assumed to be lower for the period where surrender charges apply.
(4)	To reflect NPR, the Company incorporates an additional spread over LIBOR into the discount rate used in the valuation of individual living benefit contracts in a liability position and generally not to those in a contra-liability position. In determining the NPR spread, the Company reflects the financial strength ratings of the Company and its affiliates as these are insurance liabilities and senior to debt. The additional spread over LIBOR is determined by utilizing the credit spreads associated with issuing funding agreements adjusted for any illiquidity risk premium.
(5)	The utilization rate assumption estimates the percentage of contracts that will utilize the benefit during the contract duration, and begin lifetime withdrawals at various time intervals from contract inception. The remaining contractholders are assumed to either begin lifetime withdrawals immediately or never utilize the benefit. These assumptions vary based on the product type, the age of the contractholder, and the age of the contract. The impact of changes in these assumptions is highly dependent on the contract type and age of the contractholder at the time of the sale and the timing of the first lifetime income withdrawal.
(6)	The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. The fair value of the liability will generally increase the closer the withdrawal rate is to 100%.
(7)	Range reflects the mortality rate for the vast majority of business with living benefits, with policyholders ranging from 35 to 90 years old. While the majority of living benefits have a minimum age requirement, certain benefits do not have an age restriction. This results in contractholders for certain benefits with mortality rates approaching 0%. Based on historical experience, the Company applies a set of age and duration specific mortality rate adjustments compared to standard industry tables. A mortality improvement assumption is also incorporated into the overall mortality table.

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

Future Policy Benefits – The Company expects efficient benefit utilization and withdrawal rates to generally be correlated with lapse rates. However, behavior is generally highly dependent on the facts and circumstances surrounding the individual contractholder, such as their liquidity needs or tax situation, which could drive lapse behavior independent of other contractholder behavior assumptions. To the extent more efficient contractholder behavior results in greater in-the-moneyness at the contract level, lapse rates may decline for those contracts. Similarly, to the extent that increases in equity volatility are correlated with overall declines in the capital markets, lapse rates may decline as contracts become more in-the-money.

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

	Three Months Ended June 30, 2014
	Fixed Maturities Available-For-Sale

	Corporate Securities	Asset- Backed Securities	Commercial Mortgage- Backed Securities	Trading Account Assets - Equity Securities	Equity Securities Available-for - Sale
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$99,255	$102,725	$45,365	$328	$192
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	-	-	-	-	-
Asset management fees and other income	-	-	-	-	-
Included in other comprehensive income (loss)	236	122	-	-	-
Net investment income	1,249	38	-	-	-
Purchases	1,751	-	-	-	-
Sales	-	-	-	-	(192)
Issuances	-	-	-	-	-
Settlements	(483)	(25,458)	-	(328)	-
Transfers into Level 3 (1)	-	489	-	-	-
Transfers out of Level 3 (1)	-	(3,615)	(45,365)	-	-

Fair Value, end of period assets/(liabilities)	$102,008	$74,301	$-	$-	$-

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$-	$-	$-	$-	$-
Asset management fees and other income	$-	$-	$-	$-	$-

	Three Months Ended June 30, 2014

	Cash Equivalents	Other Long-term Investments	Reinsurance Recoverables	Receivables from parent and affiliates	Future Policy Benefits
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$400	$520	$1,344,587	$8,344	$(1,402,029)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	-	-	191,020	-	(199,363)
Asset management fees and other income	-	7	-	-	-
Included in other comprehensive income (loss)	-	-	-	68	-
Net investment income	-	-	-	19,350	-
Purchases	-	14	58,704	-	-
Sales	-	-	-	-	-
Issuances	-	-	-	-	(61,565)
Settlements	-	(5)	-	-	-
Transfers into Level 3 (1)	-	-	-	-	-
Transfers out of Level 3 (1)	-	-	-	-	-

Fair Value, end of period assets/(liabilities)	$400	$536	$1,594,311	$27,762	$(1,662,957)

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended June 30, 2014

	Cash Equivalents	Other Long-term Investments	Reinsurance Recoverables	Receivables from parent and affiliates	Future Policy Benefits
	(in thousands)
Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$-	$-	$204,298	$-	$(213,148)
Asset management fees and other income	$-	$-	$-	$-	$-

	Six Months Ended June 30, 2014
	Fixed Maturities Available-For-Sale

	Corporate Securities	Asset- Backed Securities	Commercial Mortgage- Backed Securities	Trading Account Assets - Equity Securities	Equity Securities Available-for - Sale
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$96,796	$63,789	$-	$313	$192
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	-	-	-	-	-
Asset management fees and other income	-	-	-	15	-
Included in other comprehensive income (loss)	483	300	(83)	-	-
Net investment income	2,473	82	-	-	-
Purchases	3,240	14,933	45,448	-	-
Sales	-	-	-	-	(192)
Issuances	-	-	-	-	-
Settlements	(984)	(29,340)	-	(328)	-
Transfers into Level 3 (1)	-	28,152	-	-	-
Transfers out of Level 3 (1)	-	(3,615)	(45,365)	-	-

Fair Value, end of period assets/(liabilities)	$102,008	$74,301	$-	$-	$-

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$-	$-	$-	$-	$-
Asset management fees and other income	$-	$-	$-	$15	$-

	Six Months Ended June 30, 2014

	Cash Equivalents	Other Long-term Investments	Reinsurance Recoverables	Receivables from parent and affiliates	Future Policy Benefits
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$-	$486	$748,005	$6,347	$(778,226)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	-	-	728,874	1	(761,582)
Asset management fees and other income	-	(2)	-	-	-
Included in other comprehensive income (loss)	-	-	-	79	-
Net investment income	-	-	-	-	-
Purchases	400	57	117,432	19,350	-
Sales	-	-	-	-	-
Issuances	-	-	-	-	(123,149)
Settlements	-	(5)	-	-	-
Transfers into Level 3 (1)	-	-	-	1,985	-
Transfers out of Level 3 (1)	-	-	-	-	-

Fair Value, end of period assets/(liabilities)	$400	$536	$1,594,311	$27,762	$(1,662,957)

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

	Six Months Ended June 30, 2014

	Cash Equivalents	Other Long-term Investments	Reinsurance Recoverables	Receivables from parent and affiliates	Future Policy Benefits
	(in thousands)
Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$-	$-	$749,020	$-	$(782,440)
Asset management fees and other income	$-	$-	$-	$-	$-

	Three Months Ended June 30, 2013
	Fixed Maturities Available-For-Sale

	Corporate Securities	Asset Backed Securities	Commercial Mortgage- Backed	Trading Account Assets - Equity Securities	Other Long Term Investments
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$95,575	$72,740	$9,106	$267	$463
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	45	-	1	-	(97)
Asset management fees and other income	-	-	-	12	4
Included in other comprehensive income (loss)	(3,789)	(151)	-	-	-
Net investment income	1,176	181	-	-	-
Purchases	643	18,922	-		37
Sales	-	-	-	-	-
Issuances	-	-	-	-	-
Settlements	(2,434)	(5,606)	-	-	-
Transfers into Level 3 (1)	4,976	-	-	-	-
Transfers out of Level 3 (1)	-	-	(9,107)	-	-

Fair Value, end of period assets/(liabilities)	$96,192	$86,086	$-	$279	$407

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$-	$-	$-	$-	$(97)
Asset management fees and other income	$-	$-	$-	$11	$4

	Three Months Ended June 30, 2013
	Reinsurance Recoverables	Receivables from parent and affiliates	Future Policy Benefits
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$1,191,409	$2,000	$(1,230,323)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(596,967)	-	622,798
Asset management fees and other income	-	-	-
Included in other comprehensive income (loss)	-	(4)	-
Net investment income	-	-	-
Purchases	59,616	3,254	-
Sales	-	-	-
Issuances	-	-	(62,464)
Settlements	-	-	-
Transfers into Level 3 (1)	-	-	-
Transfers out of Level 3 (1)	-	-	-

Fair Value, end of period assets/(liabilities)	$654,058	$5,250	$(669,989)

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$(588,372)	$-	$614,035

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

	Six Months Ended June 30, 2013
	Fixed Maturities Available-For-Sale

	Corporate Securities	Asset Backed Securities	Commercial Mortgage- Backed Securities	Trading Account Assets - Equity Securities	Other Long Term Investments
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$95,555	$69,298	$-	$207	$1,054
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	49	-	-	-	(721)
Asset management fees and other income	-	-	-	72	37
Included in other comprehensive income (loss)	(4,060)	11	-	-	-
Net investment income	2,330	316	17	-	-
Purchases	1,243	25,980	9,090	-	37
Sales	-	-	-	-	-
Issuances	-	-	-	-	-
Settlements	(3,901)	(9,519)	-	-	-
Transfers into Level 3 (1)	4,976	-	-	-	-
Transfers out of Level 3 (1)	-	-	(9,107)	-	-

Fair Value, end of period assets/(liabilities)	$96,192	$86,086	$-	$279	$407

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$-	$-	$-	$-	$(721)
Asset management fees and other income	$-	$-	$-	$72	$37

	Six Months Ended June 30, 2013
	Reinsurance Recoverables	Other Assets	Future Policy Benefits
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$1,732,094	$1,995	$(1,793,136)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(1,195,788)	-	1,246,584
Asset management fees and other income	-	-	-
Included in other comprehensive income (loss)	-	1	-
Net investment income	-	-	-
Purchases	117,752	3,254	-
Sales	-	-	-
Issuances	-	-	(123,437)
Settlements	-	-	-
Transfers into Level 3 (1)		-	-
Transfers out of Level 3 (1)	-	-	-

Fair Value, end of period assets/(liabilities)	$654,058	$5,250	$(669,989)

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$(1,173,117)	$-	$1,223,615
Asset management fees and other income	$-	$-	$-

(1)	Transfers into or out of Level 3 are reported as the value as of the beginning of the quarter in which the transfer occurs.
(2)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

Transfers – Transfers into Level 3 are generally the result of unobservable inputs utilized within valuation methodologies and the use of indicative broker quotes for assets that were previously valued using observable inputs. Transfers out of Level 3 are generally due to the use of observable inputs in valuation methodologies as well as the availability of pricing service information for certain assets that the Company is able to validate.

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

	June 30, 2014

	Fair Value				Carrying Amount (1)

	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$-	$2,680	$441,931	$444,611	$414,676
Policy loans	-	-	12,884	12,884	12,884
Other long term investments	-	-	2,166	2,166	1,780
Cash and cash equivalents	202	-	-	202	202
Accrued investment income	-	27,009	-	27,009	27,009
Receivables from parent and affiliates	-	12,423	-	12,423	12,423
Other assets	-	2,935	-	2,935	2,935

Total assets	$202	$45,047	$456,981	$502,230	$471,909

Liabilities:
Policyholders’ account balances - investment contracts	$-	$-	$88,865	$88,865	$89,746
Cash collateral for loaned securities	-	37,404	-	37,404	37,404
Short-term debt	-	218,897	-	218,897	215,000
Payables to parent and affiliates	-	32,154	-	32,154	32,154
Other liabilities	-	88,040	-	88,040	88,040
Separate account liabilities - investment contracts	-	609	-	609	609

Total liabilities	$-	$377,104	$88,865	$465,969	$462,953

	December 31, 2013

	Fair Value				Carrying Amount (1)

	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$-	$-	$422,584	$422,584	$398,991
Policy loans	-	-	12,454	12,454	12,454
Other long term investments	-	-	1,623	1,623	1,440
Cash and cash equivalents	1,417	-	-	1,417	1,417
Accrued investment income	-	32,169	-	32,169	32,169
Receivables from parent and affiliates	-	10,177	-	10,177	10,177
Other assets	-	11,190	-	11,190	11,190

Total assets	$1,417	$53,536	$436,661	$491,614	$467,838

Liabilities:
Policyholders’ account balances - investment contracts	$-	$-	$84,153	$84,153	$85,672
Cash collateral for loaned securities	-	47,896	-	47,896	47,896
Short-term debt	-	218,488	-	218,488	205,000
Payables to parent and affiliates	-	85,204	-	85,204	85,204
Other liabilities	-	101,656	-	101,656	101,656
Separate account liabilities - investment contracts	-	796	-	796	796

Total liabilities	$-	$454,040	$84,153	$538,193	$526,224

(1)	Carrying values presented herein differ from those in the Company’s Unaudited Interim Statements of Financial Position because certain items within the respective financial statement captions are not considered financial instruments or out of scope under authoritative guidance relating to disclosures of the fair value of financial instruments. Financial statement captions excluded from the above table are not considered financial instruments.

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

Other Long-term Investments

Other long-term investments include investments in joint ventures and limited partnerships. The estimated fair values of these cost method investments are generally based on the Company’s share of the net asset value (“NAV”) as provided in the financial statements of the investees. In certain circumstances, management may adjust the NAV by a premium or discount when it has sufficient evidence to support applying such adjustments. No such adjustments were made as of June 30, 2014 and December 31, 2013.

Cash and Cash Equivalents, Accrued Investment Income, Receivables from Parent and Affiliates, and Other Assets

The Company believes that due to the short-term nature of certain assets, the carrying value approximates fair value. These assets include: cash, accrued investment income, and other assets that meet the definition of financial instruments, including receivables such as unsettled trades and accounts receivable.

Policyholders’ Account Balances - Investment Contracts

Only the portion of policyholders’ account balances related to products that are investment contracts (those without significant mortality or morbidity risk) are reflected in the table above. For fixed deferred annuities and payout annuities and other similar contracts without life contingencies, fair values are derived using discounted projected cash flows based on interest rates that are representative of the Company’s financial strength ratings, and hence reflect the Company’s own NPR. For those balances that can be withdrawn by the customer at any time without prior notice or penalty, the fair value is the amount estimated to be payable to the customer as of the reporting date, which is generally the carrying value.

Cash Collateral for Loaned Securities

Cash collateral for loaned securities represents the collateral received or paid in connection with loaning or borrowing securities. For these transactions, the carrying value of the related asset/liability approximates fair value as they equal the amount of cash collateral received or paid.

Debt

The fair value of short term and long-term debt is generally determined by either prices obtained from independent pricing services, which are validated by the Company, or discounted cash flow models. These fair values consider the Company’s own NPR. Discounted cash flow models predominately use market observable inputs such as the borrowing rates currently available to the Company for debt and financial instruments with similar terms and remaining maturities.

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

The fair value of the living benefit feature embedded derivatives included in “Future policy benefits” was a liability of $1,663 million and $778 million as of June 30, 2014 and December 31, 2013, respectively. The fair value of the embedded derivatives related to the reinsurance of certain of these benefits to Pruco Re and Prudential Insurance included in “Reinsurance recoverables” was an asset of $1,595 million and $748 million as of June 30, 2014 and December 31, 2013, respectively.

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

	June 30, 2014			December 31, 2013
	Notional	Gross Fair Value		Notional	Gross Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities

	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate	$82,247	$739	$(4,852)	$72,747	$940	$(4,635)

Total Qualifying Hedges	$82,247	$739	$(4,852)	$72,747	$940	$(4,635)

Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$1,792,750	$77,502	$(49,373)	$1,533,750	$59,872	$(80,601)
Interest Rate Options	100,000	8,780	-	100,000	6,534	-
Currency/Interest Rate
Foreign Currency Swaps	57,015	29	(1,723)	55,919	19	(1,349)
Credit
Credit Default Swaps	1,200	-	(71)	6,050	-	(115)
Equity
Total Return Swaps	210,652	232	(1,004)	219,896	-	(4,712)
Equity Options	11,567,467	446	(108)	13,170,805	6,170	(3,168)

Total Non-Qualifying Hedges	$13,729,084	$86,989	$(52,279)	$15,086,420	$72,595	$(89,945)

Total Derivatives (1)	$13,811,331	$87,728	$(57,131)	$15,158,667	$73,535	$(94,580)

(1)	Excludes embedded derivatives which contain multiple underlyings. The fair value of these embedded derivatives was a liability of $1,663 million and $778 million as of June 30, 2014 and December 31, 2013, respectively, included in “Future policy benefits.” The fair value of the embedded derivatives related to the reinsurance of certain of these benefits to Pruco Re and Prudential Insurance included in “Reinsurance recoverables” was an asset of $1,595 million and $748 million as of June 30, 2014 and December 31, 2013, respectively.

Offsetting Assets and Liabilities

The following table presents recognized derivative instruments (including bifurcated embedded derivatives) that are offset in the balance sheet, and/or are subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in the balance sheet.

	June 30, 2014
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$87,728	$(67,715)	$20,013	$(18,099)	$1,914

Offsetting of Financial Liabilities:
Derivatives	$57,131	$(57,131)	$-	$-	$-

	December 31, 2013
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$73,535	$(73,535)	$-	$-	$-

Offsetting of Financial Liabilities:
Derivatives	$94,580	$(72,822)	$21,758	$(24,491)	$(2,733)

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

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

The following tables provide the financial statement classification and impact of derivatives used in qualifying and non-qualifying hedge relationships, excluding the offset of the hedged item in an effective hedge relationship:

	Three Months Ended June 30, 2014
	Realized Investment Gains/(Losses)	Net Investment Income	Other Income	Accumulated Other Comprehensive Income (Loss) (1)
	(in thousands)
Derivatives Designated as Hedging Instruments:
Cash flow hedges
Currency/Interest Rate	$-	$(5)	$(15)	$(1,060)

Total cash flow hedges	-	(5)	(15)	(1,060)

Derivatives Not Qualifying as Hedging Instruments:
Interest Rate	26,012	-	-	-
Currency	-	-	-	-
Currency/Interest Rate	(1,038)	-	(9)	-
Credit	(4)	-	-	-
Equity	(11,334)	-	-	-
Embedded Derivatives	(17,902)	-	-	-

Total non-qualifying hedges	(4,266)	-	(9)	-

Total	$(4,266)	$(5)	$(24)	$(1,060)

	Six Months Ended June 30, 2014
	Realized Investment Gains/(Losses)	Net Investment Income	Other Income	Accumulated Other Comprehensive Income (Loss) (1)
	(in thousands)
Derivatives Designated as Hedging Instruments:
Cash flow hedges
Currency/Interest Rate	$-	$(17)	$(17)	$(423)

Total cash flow hedges	-	(17)	(17)	(423)

Derivatives Not Qualifying as Hedging Instruments:
Interest Rate	63,598	-	-	-
Currency	-	-	-	-
Currency/Interest Rate	(214)	-	8	-
Credit	(11)	-	-	-
Equity	(15,982)	-	-	-
Embedded Derivatives	(52,635)	-	-	-

Total non-qualifying hedges	(5,244)	-	8	-

Total	$(5,244)	$(17)	$(9)	$(423)

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended June 30, 2013
	Realized Investment Gains/(Losses)	Net Investment Income	Other Income	Accumulated Other Comprehensive Income (Loss) (1)
	(in thousands)
Derivatives Designated as Hedging Instruments:
Cash flow hedges
Currency/Interest Rate	$-	$(16)	$27	$598

Total cash flow hedges	-	(16)	27	598

Derivatives Not Qualifying as Hedging Instruments:
Interest Rate	(56,393)	-	-	-
Currency	-	-	-	-
Currency/Interest Rate	474	-	46	-
Credit	(22)	-	-	-
Equity	(10,976)	-	-	-
Embedded Derivatives	18,078	-	-	-

Total non-qualifying hedges	(48,839)	-	46	-

Total	$(48,839)	$(16)	$73	$598

	Six Months Ended June 30, 2013
	Realized Investment Gains/(Losses)	Net Investment Income	Other Income	Accumulated Other Comprehensive Income (Loss) (1)
	(in thousands)
Derivatives Designated as Hedging Instruments:
Cash flow hedges
Currency/Interest Rate	$-	$(50)	$32	$2,343

Total cash flow hedges	-	(50)	32	2,343

Derivatives Not Qualifying as Hedging Instruments:
Interest Rate	(82,230)	-	-	-
Currency	-	-	-	-
Currency/Interest Rate	1,784	-	41	-
Credit	(59)	-	-	-
Equity	(41,427)	-	-	-
Embedded Derivatives	32,267	-	-	-

Total non-qualifying hedges	(89,665)	-	41	-

Total	$(89,665)	$(50)	$73	$2,343

(1)	Amounts deferred in “Accumulated other comprehensive income (loss).”

For the three months ended June 30, 2014 and 2013, the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations and there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.

Presented below is a rollforward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in thousands)
Balance, December 31, 2013	$(3,653)
Net deferred gains (losses) on cash flow hedges from January 1 to June 30, 2014	(457)
Amount reclassified into current period earnings	34

Balance, June 30, 2014	$(4,076)

As of June 30, 2014 and 2013, the Company did not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 19 years. Income amounts deferred in “Accumulated other comprehensive income (loss)” as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” in the Unaudited Interim Statements of Equity.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

Credit Derivatives Written

The Company no longer has exposure from credit derivatives where it has written credit protection as of June 30, 2014 and December 31, 2013.

The Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of June 30, 2014 and December 31, 2013, the Company had $1 million and $6 million of outstanding notional amounts, respectively, reported at fair value as a liability of less than $1 million for both periods.

Credit Risk

The Company is exposed to credit-related losses in the event of non-performance by its counterparty to financial derivative transactions.

The Company has credit risk exposure to an affiliate, Prudential Global Funding, LLC (“PGF”), related to its over-the-counter (“OTC”) derivative transactions. PGF manages credit risk with external counterparties by entering into derivative transactions with highly rated major international financial institutions and other creditworthy counterparties, and by obtaining collateral where appropriate. Additionally, limits are set on single party credit exposures which are subject to periodic management review.

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

6.     COMMITMENTS, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS

Commitments

The Company had made commitments to fund $4 million of commercial loans as of June 30, 2014. The Company also made commitments to purchase or fund investments, mostly private fixed maturities, of $19 million as of June 30, 2014.

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

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed, including matters discussed below. The Company estimates that as of June 30, 2014, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is $0 to approximately $5 million. This estimate is not an indication of expected loss, if any, or the Company’s maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses also include allocations of stock compensation expenses related to a stock option program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock option program and deferred compensation program was less than $1 million for the three months ended June 30, 2014 and 2013, and less than $1 million for the six months ended June 30, 2014 and 2013.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

The Company is charged for its share of employee benefits expenses. These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Some of these benefits are based on earnings and length of service. Other benefits are based on an account balance, which takes into consideration age, service and earnings during career. The Company’s share of net expense for the pension plans was less than $1 million and $1 million for the three months ended June 30, 2014 and 2013, and less than $1 million and $2 million for the six months ended June 30, 2014 and 2013, respectively.

Prudential Insurance sponsors voluntary savings plans for the Company’s employees (“401(k) plans”). The 401(k) plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The expense charged to the Company for the matching contribution to the 401(k) plans was less than $1 million for the three months ended June 30, 2014 and 2013, and less than $1 million for the six months ended June 30, 2014 and 2013.

Affiliated Asset Administration Fee Income

In accordance with a revenue sharing agreement with AST Investment Services, Inc. and Prudential Investments LLC, the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust. Income received from AST Investment Services, Inc. and Prudential Investments LLC related to this agreement was $56 million and $57 million for the three months ended June 30, 2014 and 2013, respectively, and $111 million and $114 million for the six months ended June 30, 2014 and 2013, respectively. These revenues are recorded as “Asset administration fees and other income” in the Unaudited Interim Statements of Operations and Comprehensive Income.

Affiliated Investment Management Expenses

In accordance with an agreement with Prudential Investment Management, Inc. (“PIMI”), the Company pays investment management expenses to PIMI who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PIMI related to this agreement was $1 million and $2 million for the three months ended June 30, 2014 and 2013, respectively, and $3 million for the six months ended June 30, 2014 and 2013. These expenses are recorded as “Net investment income” in the Unaudited Interim Statements of Operations and Comprehensive Income.

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

Allocated lease expense was less than $1 million and $1 million for the three months ended June 30, 2014 and 2013, respectively, and $1 million and $2 million for the six months ended June 30, 2014 and 2013, respectively. Allocated sub-lease rental income, recorded as a reduction to lease expense was less than $1 million and $1 million for the three months ended June 30, 2014 and 2013, and less than $1 million and $1 million for the six months ended June 30, 2014 and 2013, respectively.

The Company pays commissions and certain other fees to PAD in consideration for PAD’s marketing and underwriting of the Company’s products. Commissions and fees are paid by PAD to broker-dealers who sold and service the Company’s products. Commissions and fees paid by the Company to PAD were $45 million and $43 million for the three months ended June 30, 2014 and 2013, respectively, and $90 million and $85 million for the six months ended June 30, 2014 and 2013, respectively.

Debt Agreements

Short-term Debt

The Company is authorized to borrow funds up to $2 billion from Prudential Financial and its affiliates to meet its capital and other funding needs. The Company had debt of $15 million and $5 million outstanding with Prudential Funding, LLC as of June 30, 2014 and December 31, 2013, respectively. Total interest expense on debt with Prudential Funding, LLC was less than $1 million for the three months ended June 30, 2014 and 2013, and less than $1 million for the six months ended June 30, 2014 and 2013.

The Company had debt of $200 million outstanding with Prudential Financial as of June 30, 2014 and December 31, 2013. This loan has a fixed interest rate of 4.49% and matures on December 29, 2014. In December 2013, a $200 million partial pay down was made on this outstanding debt. Total interest expense on debt with Prudential Financial was $2 million and $5 million for the three months ended June 30, 2014 and 2013, respectively, and $4 million and $9 million for the six months ended June 30, 2014 and 2013, respectively.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

Reinsurance Agreements

The Company uses reinsurance as part of its risk management and capital management strategies for certain of its optional living benefit features. Fees ceded under these agreements are included in “Realized investment gains (losses), net” on the Unaudited Interim Statement of Operations and Comprehensive Income. The Company ceded fees of $69 million and $67 million to Pruco Re for the three months ended June 30, 2014 and 2013, respectively and $138 million and $136 million for the six months ended June 30, 2014 and 2013, respectively. The Company ceded fees of less than $1 million to Prudential Insurance for the three months ended June 30, 2014 and 2013, and less than $1 million for the six months ended June 30, 2014 and 2013. The Company’s reinsurance payables related to affiliated reinsurance were $25 million as of both June 30, 2014 and December 31, 2013.

The Company’s reinsurance recoverables related to affiliated reinsurance were $1,595 million and $748 million as of June 30, 2014 and December 31, 2013, respectively. The assets are reflected in “Reinsurance recoverables” in the Company’s Unaudited Interim Statements of Financial Position. Realized gains (losses) were $181 million and $ (605) million for the three months ended June 30, 2014 and 2013, respectively and $709 million and $(1,214) million for the six months ended June 30, 2014 and 2013, respectively. Changes in realized gains (losses) for the 2014 and 2013 periods were primarily due to changes in market conditions in each respective period.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Prudential Annuities Life Assurance Corporation (“PALAC” or the “Company”) as of June 30, 2014, compared with December 31, 2013, and its results of operations for the three and six months ended June 30, 2014 and 2013. You should read the following analysis of our financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

On June 30, 2014, as a Designated Financial Company, Prudential Financial submitted to the Federal Reserve Board (“FRB”) and the Federal Deposit Insurance Corporation (“FDIC”) an initial annual resolution plan in the event of severe financial distress as required by the rules of the FRB and FDIC.

At the direction of the FSB, the International Association of Insurance Supervisors (the “IAIS”) is currently developing a model framework (“ComFrame”) for the supervision of internationally active insurance groups (“IAIGs”) that contemplates “group wide supervision” across national boundaries. Prudential Financial qualifies as an IAIG. In March 2014, Prudential Financial began participating in field testing to assist the IAIS in its development of ComFrame. Initial field testing has focused on gathering data to inform the development of the first step of ComFrame’s risk-based global insurance capital standard, known as the “Basic Capital Requirement” (“BCR”). The IAIS is scheduled to seek G20 endorsement of the proposed BCR framework in November 2014.

We are a licensed insurance company in New York, but are not domiciled in New York. In February 2014, the New York Department of Financial Services (“NY DFS”) notified us that it does not agree with our calculation of statutory reserves (including the applicable credit for reinsurance) for New York purposes in respect of certain variable annuity products. The Company is continuing discussions with the NY DFS regarding the proper level of statutory reserves (including the applicable credit for reinsurance) for these products. If we are ultimately required to establish material additional reserves on a New York statutory accounting basis or post material amounts of additional collateral with respect to such variable annuity products, our ability to deploy capital for other purposes could be affected and/or we could be required to obtain additional funding from Prudential Financial or its affiliates.

The National Association of Insurance Commissioners (“NAIC”), the NY DFS and other regulators continue to review life insurers’ use of captive reinsurance companies. In addition, in March 2014, a committee of the NAIC proposed changes to the NAIC accreditation standards that would regulate captive reinsurance companies that assume business directly written in more than one state as “multi-state reinsurers” and apply accreditation standards to those captives that historically were applicable only to traditional insurers. For information on our use of captive reinsurance companies and the potential effects of these proposals on us, see “—Liquidity and Capital Resources—Capital—Affiliated Captive Reinsurance Companies” below.

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

Our risk management strategy helps to limit our exposure to certain of these risks primarily through a combination of product design elements, our living benefits hedging program and affiliated reinsurance arrangements. The product design elements we utilize for certain products include, among others, asset allocation restrictions, minimum issuance age requirements, certain limitations on the amount of subsequent contractholder deposits and an asset transfer feature. The objective of the asset transfer feature is to help mitigate our exposure to equity market risk and market volatility by transferring assets between certain variable investment sub-accounts selected by the annuity contractholder, and investments that are expected to be more stable (e.g., a bond fund sub-account within the separate account or a fixed-rate account within the general account). The transfers are based on the static mathematical formula used with the particular optional benefit which considers a number of factors, including, but not limited to, the impact of investment performance on the contractholder’s total account value. This occurs at the contractholder level, rather than at the fund level, which we believe enhances our risk mitigation. As of June 30, 2014 approximately $40.3 billion or 83% of total variable annuity account values contain a living benefit feature, compared to approximately $40.7 billion or 83% as of December 31, 2013. As of June 30, 2014 approximately $31.8 billion or 79% of variable annuity account values with living benefit features included an asset transfer feature in the product design, compared to approximately $32.1 billion or 79% as of December 31, 2013.

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

Application of Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), requires the application of accounting policies that often involve a significant degree of judgment. Management, on an ongoing basis, reviews estimates and assumptions used in the preparation of financial statements. If management determines that modifications in assumptions and estimates are appropriate given current facts and circumstances, the Company’s results of operations and financial position as reported in the Unaudited Interim Financial Statements could change significantly.

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

DAC and Other Costs

The near-term future rate of return assumptions used in evaluating DAC and deferred sales inducements for our domestic variable annuity and variable life insurance products are derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns over a period of time and initially adjust future projected equity returns over the next four years (the “near-term”) so that the assets are projected to grow at the long-term expected rate of return for the entire period. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 13%, we use our maximum future rate of return. As of June 30, 2014, we assume an 8.0% long-term equity expected rate of return and a 3.6% near-term mean reversion equity rate of return.

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

For additional information on our policies for DAC and other costs and for the remaining critical accounting estimates listed above, see our Annual Report on Form 10-K for the year ended December 31, 2013, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting Policies & Pronouncements—Application of Critical Accounting Estimates.”

Adoption of New Accounting Pronouncements

See Note 2 to our Unaudited Interim Financial Statements for a discussion of newly adopted accounting pronouncements.

Changes in Financial Position

June 30, 2014 versus December 31, 2013

Total assets increased by $91 million from $53,521 million at December 31, 2013 to $53,612 million at June 30, 2014. Reinsurance recoverables increased $847 million related to the reinsured liability for living benefit embedded derivatives primarily resulting from an increase in the present value of future expected benefit payments driven by decreases in interest rates. Partially offsetting the above increase was a decline in Separate account assets of $315 million primarily driven by net outflows on the runoff block and policy charges, partially offset by market appreciation and the impact of the asset transfer feature which moved customer account values from the general account to the separate account due to favorable markets in 2014. Total investments decreased $272 million primarily due to asset sales associated with contractholder surrenders and the impact of the asset transfer feature which moved customer account values from the general account to the separate account due to favorable markets in 2014 partially offset by an increase in unrealized gains on fixed maturity securities due to declining interest rates. DAC and DSI decreased $172 million primarily resulting from the base amortization and the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions.

Total liabilities increased by $200 million, from $51,782 million at December 31, 2013 to $51,982 million at June 30, 2014. Future policy benefits and other policyholder liabilities increased $915 million primarily driven by an increase in the liability for living benefit embedded derivatives, as discussed above. Policyholders’ account balance decreased $343 million primarily driven by account value runoff due to contractholder surrenders and the impact of the asset transfer feature which moved customer account values from the general account to the separate account, as discussed above. Separate account liabilities decreased $315 million offsetting the decrease in separate accounts assets above.

Total equity decreased by $109 million from $1,740 million at December 31, 2013 to $1,631 million at June 30, 2014, primarily driven by dividends of $267 million paid to our parent, Prudential Annuities, Inc., partially offset by net income of $135 million for the first six months of 2014.

Results of Operations

Income (Loss) from Operations before Income Taxes

2014 versus 2013 Three Month Comparison. Income from operations before income taxes decreased $120 million from $187 million in the second quarter of 2013 to $67 million in the second quarter of 2014. Excluding the impact on the amortization of DAC and other costs, and on the reserves for the guaranteed minimum death benefit (“GMDB”) and guaranteed minimum income benefit (“GMIB”) features, of the mark-to-market of the liability for living benefit embedded derivatives and related hedge positions and of changes in the estimated profitability of the business, as discussed in more detail below, income from operations before income taxes increased $49 million. The increase was primarily related to the mark-to-market of our non-reinsured living benefit features and related hedge positions, primarily due to lower interest rate volatility and favorable fund performance.

The impact on the amortization of the mark-to-market of the liability for living benefit embedded derivatives and related hedge positions resulted in a net benefit of $125 million in the second quarter of 2013, primarily due to NPR losses compared to a net charge of $26 million in the second quarter of 2014, primarily due to NPR gains.

2014 versus 2013 Six Month Comparison. Income from operations before income taxes decreased $222 million from $384 million in the first six months of 2013 to $162 million in the first six months of 2014. Excluding the impact on the amortization of DAC and other costs, and on the reserves for the GMDB and GMIB features, of the mark-to-market of the liability for living benefit embedded derivatives and related hedge positions and of changes in the estimated profitability of the business, as discussed in more detail below, income from operations before income taxes increased $82 million. The increase was primarily related to the mark-to-market of our non-reinsured living benefit features and related hedge positions, primarily due to lower interest rate volatility and favorable fund performance.

The impact on the amortization of the mark-to-market of the liability for living benefit embedded derivatives and related hedge positions resulted in a net benefit of $246 million in the first six months of 2013, primarily due to NPR losses compared to a net charge of $23 million in the first six months of 2014, primarily due to NPR gains.

Revenues, Benefits and Expenses

2014 versus 2013 Three Month Comparison. Revenues increased $26 million, primarily driven by a favorable variance in realized gains and losses of $39 million primarily driven by differences between the mark-to-market of the non-reinsured portion of the living benefit embedded derivative liability and related hedge positions. Offsetting this benefit was a decrease in net investment income of $17 million primarily as a result of lower portfolio yields due to lower reinvestment rates and lower average annuity account values in the general account, as discussed above.

Benefits and expenses increased $146 million, primarily driven by an increase of $148 million in DAC amortization and interest credited to policyholders’ account balances, which includes DSI amortization. Changes in DAC and DSI amortization were related to the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions and the impact of changes in the estimated profitability of the business, as discussed above.

2014 versus 2013 Six Month Comparison. Revenues increased $47 million, primarily driven by a favorable variance in realized gains and losses of $77 million primarily driven by differences between the mark-to-market of the non-reinsured portion of the living benefit embedded derivative liability and related hedge positions. Offsetting this benefit was a decrease in net investment income of $32 million primarily as a result of lower portfolio yields due to lower reinvestment rates and lower average annuity account values in the general account, as discussed above.

Benefits and expenses increased $269 million, primarily driven by an increase of $260 million in DAC amortization and interest credited to policyholders’ account balances, which includes DSI amortization. Changes in DAC and DSI amortization were related to the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions and the impact of changes in the estimated profitability of the business, as discussed above.

Income Taxes

The income tax provision amounted to an expense of $10 million and $43 million for the three months ended June 30, 2014 and 2013, respectively, and $27 million and $93 million for the six months ended June 30, 2014 and 2013, respectively. The decrease in income tax expense was primarily driven by the decrease in pre-tax income.

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

As of June 30, 2014, the Company remains subject to examination in the U.S. for tax years 2009 through 2013.

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

In August 2007, the IRS released Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the DRD related to variable life insurance and annuity contracts. In September 2007, the IRS released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54 and informed taxpayers that the U.S. Treasury Department and the IRS intend to address through new guidance the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts. In May 2010, the IRS issued an Industry Director Directive (“IDD”) confirming that the methodology for calculating the DRD set forth in Revenue Ruling 2007-54 should not be followed. The IDD also confirmed that the IRS guidance issued before Revenue Ruling 2007-54, which guidance the Company relied upon in calculating its DRD, should be used to determine the DRD. In February 2014, the IRS released Revenue Ruling 2014-7, which modified and superseded Revenue Ruling 2007-54, by removing the provisions of Revenue Ruling 2007-54 related to the methodology to be followed in calculating the DRD and obsoleting Revenue Ruling 2007-61. These activities had no impact on the Company’s results in 2013 or in the first six months of 2014. However, there remains the possibility that the IRS and the U.S. Treasury will address, through subsequent guidance, the issues related to the calculation of the DRD. For the last several years, the revenue proposals included in the Obama Administration’s budgets included a proposal that would change the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through guidance or legislation, could increase actual tax expense and reduce the Company’s consolidated net income.

In 2009, the Company joined in filing the consolidated federal tax return with its parent, Prudential Financial. For tax years 2009 through 2014, the Company is participating in the IRS’s Compliance Assurance Program (“CAP”). Under CAP, the IRS assigns an examination team to review completed transactions as they occur in order to reach agreement with the Company on how they should be reported in the relevant tax return. If disagreements arise, accelerated resolutions programs are available to try to resolve the disagreements in a timely manner before the tax return is filed.

In July 2014, the IRS issued an IDD relating to the hedging of variable annuity guaranteed minimum benefits (“Hedging IDD”). The Hedging IDD provides an elective safe harbor tax accounting method for these hedging activities that can be applied to open years under IRS examination beginning with the earliest open year. The Company is analyzing the potential impact of electing this tax accounting method.

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

On December 16, 2013, June 26, 2013 and June 27, 2014 the Company paid dividends of $100 million, $184 million and $267 million, respectively, to our parent, Prudential Annuities, Inc.

Capital

The Risk Based Capital, or RBC, ratio is a primary measure of the capital adequacy of the Company. RBC is calculated based on statutory financial statements and risk formulas consistent with the practices of the NAIC. RBC considers, among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. RBC ratio calculations are intended to assist insurance regulators in measuring an insurer’s solvency and ability to pay future claims. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities, but is available to the public. The RBC ratio is an annual calculation, however, as of June 30, 2014 we estimate that the Company’s RBC ratio exceeds the minimum level required by applicable insurance regulations.

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

Our regulatory capital levels are also affected by statutory accounting rules, which are subject to change by each applicable insurance regulator. As discussed above in “—Regulatory Developments,” the NY DFS has notified us that it does not agree with our calculation of statutory reserves (including the applicable credit for reinsurance) for New York purposes in respect of certain variable annuity products. If we are ultimately required to establish material additional reserves on a New York statutory accounting basis or post material amounts of additional collateral with respect to such variable annuity products, our ability to deploy capital for other purposes could be affected and/or we could be required to obtain additional funding from Prudential Financial or its affiliates.

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

The NAIC, the NY DFS and other regulators continue to review life insurers’ use of captive reinsurance companies. In addition, a committee of the NAIC has proposed changes to the NAIC accreditation standards that would regulate captive reinsurance companies that assume business directly written in more than one state as “multi-state reinsurers” and apply accreditation standards to those captives that historically were applicable only to traditional insurers. We cannot predict what, if any, changes may result from these initiatives. If insurance laws are changed in a way that restricts our use of captive reinsurance companies in the future, our ability to write certain products and efficiently manage their associated risks could be adversely affected and we may need to increase prices on certain products, modify certain products or find alternate financing sources, any of which could adversely affect our competitiveness, capital and financial position and results of operations. Given the uncertainty of the ultimate outcome of these initiatives, at this time we are unable to estimate their expected effects on our future capital and financial position and results of operations.

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

Liquid assets include cash and cash equivalents, short-term investments and fixed maturities that are not designated as held-to-maturity and public equity securities. As of June 30, 2014 and December 31, 2013, the Company had liquid assets of $3.1 billion and $3.4 billion, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $0.1 billion and $0.1 billion as of June 30, 2014 and December 31, 2013, respectively. As of June 30, 2014, $2.8 billion, or 91%, of the fixed maturity investments in company general account portfolios were rated high or highest quality based on NAIC or equivalent rating. The remaining $0.3 billion, or 9%, of these fixed maturity investments were rated other than high or highest quality.

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

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, the Company’s management, including our Principal Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the “Exchange Act”, as amended, as of June 30, 2014. Based on such evaluation, the Principal Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2014, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 13, 2014

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