Form 10-Q
period 2014-09-30
PRUDENTIAL ANNUITIES LIFE ASSURANCE CORP/CT
filed 2014-11-13
CIK 881453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 13, 2014, 25,000 shares of the registrant’s Common Stock (par value $100) consisting of 100 voting shares and 24,900 non-voting shares, were outstanding. As of such date, Prudential Annuities, Inc., an indirect wholly owned subsidiary of Prudential Financial, Inc., a New Jersey corporation, owned all of the Registrant’s Common Stock.

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

Prudential Annuities Life Assurance Corporation

Unaudited Interim Statements of Financial Position

As of September 30, 2014 and December 31, 2013 (in thousands, except share amounts)

	September 30, 2014	December 31, 2013
ASSETS
Fixed maturities, available-for-sale, at fair value (amortized cost, 2014: $2,644,828; 2013: $3,079,002)	$2,840,070	$3,264,216
Trading account assets, at fair value	6,022	6,677
Equity securities, available-for-sale, at fair value (cost, 2014: $14; 2013: $206)	17	208
Commercial mortgage and other loans, net of valuation allowance	413,330	398,991
Policy loans	12,911	12,454
Short-term investments	174,415	118,188
Other long-term investments	110,855	60,585

Total investments	3,557,620	3,861,319

Cash and cash equivalents	700	1,417
Deferred policy acquisition costs	1,218,654	1,345,504
Accrued investment income	29,481	32,169
Reinsurance recoverables	2,232,080	748,690
Value of business acquired	41,104	43,500
Deferred sales inducements	733,803	809,247
Receivables from parent and affiliates	56,255	35,594
Other assets	7,947	16,994
Separate account assets	44,469,241	46,626,828

TOTAL ASSETS	$52,346,885	$53,521,262

LIABILITIES AND EQUITY
LIABILITIES
Policyholders’ account balances	$2,703,446	$3,191,215
Future policy benefits and other policyholder liabilities	2,720,508	1,127,342
Payables to parent and affiliates	60,990	111,403
Cash collateral for loaned securities	22,273	47,896
Income taxes	359,257	358,818
Short-term debt	200,000	205,000
Other liabilities	95,492	113,125
Separate account liabilities	44,469,241	46,626,828

Total Liabilities	50,631,207	51,781,627

Commitments and Contingent Liabilities (See Note 6)

EQUITY
Common stock, $100 par value; 25,000 shares, authorized, issued and outstanding	2,500	2,500
Additional paid-in capital	901,422	901,422
Retained earnings	728,812	764,846
Accumulated other comprehensive income (loss)	82,944	70,867

Total Equity	1,715,678	1,739,635

TOTAL LIABILITIES AND EQUITY	$52,346,885	$53,521,262

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation

Unaudited Interim Statements of Operations and Comprehensive Income

Three and Nine Months Ended September 30, 2014 and 2013 (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
REVENUES
Premiums	$7,844	$6,053	$26,777	$21,161
Policy charges and fee income	204,424	204,078	609,787	604,439
Net investment income	39,393	51,321	125,352	168,794
Asset administration fees and other income	57,268	57,556	172,414	180,224
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	-	-	-	-
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income	-	-	-	-
Other realized investment gains (losses), net	(923)	(68,980)	(5,289)	(150,491)

Total realized investment gains (losses), net	(923)	(68,980)	(5,289)	(150,491)

Total revenues	308,006	250,028	929,041	824,127

BENEFITS AND EXPENSES
Policyholders’ benefits	42,818	(23,602)	99,734	22,701
Interest credited to policyholders’ account balances	26,546	(127,889)	128,873	(113,113)
Amortization of deferred policy acquisition costs	31,157	(278,452)	132,295	(350,066)
General, administrative and other expenses	96,683	97,420	295,568	297,864

Total benefits and expenses	197,204	(332,523)	656,470	(142,614)

INCOME FROM OPERATIONS BEFORE INCOME TAXES	110,802	582,551	272,571	966,741

Income tax expense	14,765	182,255	41,605	275,387

NET INCOME	96,037	400,296	230,966	691,354

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(29)	15	(33)	-
Net unrealized investment gains (losses):
Unrealized investment gains (losses) for the period	(13,105)	356	23,390	(92,502)
Reclassification adjustment for (gains) losses included in net income	(3,899)	(3,909)	(4,776)	(11,718)

Net unrealized investment gains (losses)	(17,004)	(3,553)	18,614	(104,220)

Other comprehensive income (loss), before tax:	(17,033)	(3,538)	18,581	(104,220)
Less: Income tax expense (benefit) related to other comprehensive income (loss)
Foreign currency translation adjustments	(10)	5	(12)	-
Net unrealized income (losses)	(5,951)	(1,244)	6,516	(36,477)

Total	(5,961)	(1,239)	6,504	(36,477)

Other comprehensive income (loss), net of taxes	(11,072)	(2,299)	12,077	(67,743)

COMPREHENSIVE INCOME	$84,965	$397,997	$243,043	$623,611

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation

Unaudited Interim Statements of Equity

Nine Months Ended September 30, 2014 and 2013 (in thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total equity

Balance, December 31, 2013	$2,500	$901,422	$764,846	$70,867	$1,739,635
Distribution to parent	-	-	(267,000)	-	(267,000)
Comprehensive income:
Net income	-	-	230,966	-	230,966
Other comprehensive income (loss), net of taxes	-	-	-	12,077	12,077

Total comprehensive income					243,043

Balance, September 30, 2014	$2,500	$901,422	$728,812	$82,944	$1,715,678

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total equity

Balance, December 31, 2012	$2,500	$893,336	$200,754	$147,287	$1,243,877
Contributed capital	-	8,086	-	-	8,086
Distribution to parent	-	-	(184,000)	-	(184,000)
Comprehensive income:
Net income	-	-	691,354	-	691,354
Other comprehensive income (loss), net of taxes	-	-	-	(67,743)	(67,743)

Total comprehensive income					623,611

Balance, September 30, 2013	$2,500	$901,422	$708,108	$79,544	$1,691,574

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation

Unaudited Interim Statements of Cash Flows

Nine Months Ended September 30, 2014 and 2013 (in thousands)

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$230,966	$691,354
Adjustments to reconcile net income to net cash provided by operating activities:
Policy charges and fee income	3,274	8,583
Realized investment (gains) losses, net	5,289	150,491
Depreciation and amortization	2,437	7,848
Interest credited to policyholders’ account balances	128,873	(113,113)
Change in:
Future policy benefit reserves	239,825	162,955
Accrued investment income	2,688	3,924
Net receivable/payable to affiliates	(30,430)	(70,315)
Deferred sales inducements	(10,674)	(25,591)
Deferred policy acquisition costs	130,073	(353,372)
Income taxes	(6,077)	328,609
Reinsurance recoverables	(205,994)	(206,512)
Other, net	(80,549)	(57,402)

Cash flows from operating activities	$409,701	$527,459

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	$853,821	$1,024,555
Commercial mortgage and other loans	16,385	86,850
Trading account assets	4,089	5,599
Policy loans	572	353
Other long-term investments	242	1,810
Short-term investments	1,903,756	2,359,997
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(415,511)	(630,214)
Commercial mortgage and other loans	(30,047)	(63,652)
Trading account assets	(3,261)	(3,223)
Policy loans	(538)	(501)
Other long-term investments	(14,738)	(7,893)
Short-term investments	(1,959,984)	(2,408,829)
Notes receivable from parent and affiliates, net	(15,135)	(586)
Other, net	133	38

Cash flows from investing activities	$339,784	$364,304

CASH FLOWS USED IN FINANCING ACTIVITIES:
Cash collateral for loaned securities	(25,623)	171
Net decrease in short-term borrowing	(5,000)	-
Drafts outstanding	1,425	6,686
Distribution to parent	(267,000)	(184,000)
Contributed capital	-	12,439
Policyholders’ account balances
Deposits	900,623	860,450
Withdrawals	(1,354,627)	(1,587,126)

Cash flows used in financing activities	$(750,202)	$(891,380)

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(717)	383
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,417	266

CASH AND CASH EQUIVALENTS, END OF PERIOD	$700	$649

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

In August 2014, the FASB issued guidance requiring that mortgage loans be derecognized and that a separate other receivable be recognized upon foreclosure if certain conditions are met. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The new guidance is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2014, with early adoption permitted. This guidance can be adopted using either a prospective transition method or a modified retrospective transition method. This guidance is not expected to have a significant impact on the Company’s financial position, results of operations or financial statement disclosures.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

3.    INVESTMENTS

Fixed Maturities and Equity Securities

The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) as of the dates indicated:

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI (3)
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$6,331	$-	$22	$6,309	$-
Obligations of U.S. states and their political subdivisions	69,058	1,651	403	70,306	-
Foreign government bonds	25,130	6,941	-	32,071	-
Public utilities	193,968	16,641	1,455	209,154	-
All other corporate securities	1,767,282	155,548	3,659	1,919,171	-
Asset-backed securities (1)	145,579	5,736	185	151,130	(40)
Commercial mortgage-backed securities	305,077	8,641	325	313,393	-
Residential mortgage-backed securities (2)	132,403	6,133	-	138,536	(37)

Total fixed maturities, available-for-sale	$2,644,828	$201,291	$6,049	$2,840,070	$(77)

Equity securities, available-for-sale
Common Stocks:
Public utilities	$-	$-	$-	$-
Mutual funds	14	3	-	17

Total equity securities, available-for-sale	$14	$3	$-	$17

(1)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in AOCI, which were not included in earnings. Amount excludes $0.1 million of net unrealized gains on impaired available-for-sale securities relating to changes in the value of such securities subsequent to the impairment measurement date.

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI (3)
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$6,382	$36	$34	$6,384	$-
Obligations of U.S. states and their political subdivisions	67,225	2,911	1,570	68,566	-
Foreign government bonds	25,437	5,717	-	31,154	-
Public utilities	229,807	17,048	3,190	243,665	-
All other corporate securities	2,029,720	158,360	9,103	2,178,977	-
Asset-backed securities (1)	182,888	6,513	1,509	187,892	(1,351)
Commercial mortgage-backed securities	384,764	11,387	5,518	390,633	-
Residential mortgage-backed securities (2)	152,779	5,138	972	156,945	(40)

Total fixed maturities, available-for-sale	$3,079,002	$207,110	$21,896	$3,264,216	$(1,391)

Equity securities, available-for-sale
Common Stocks:
Public utilities	$192	$-	$-	$192
Mutual funds	14	2	-	16

Total equity securities, available-for-sale	$206	$2	$-	$208

(1)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in AOCI, which were not included in earnings. Amount excludes $1.7 million of net unrealized gains on impaired available-for-sale securities relating to changes in the value of such securities subsequent to the impairment measurement date.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

The amortized cost and fair value of fixed maturities by contractual maturities at September 30, 2014, are as follows:

	Available-for-Sale
	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$198,400	$202,809
Due after one year through five years	918,175	978,862
Due after five years through ten years	525,352	573,982
Due after ten years	419,842	481,358
Asset-backed securities	145,579	151,130
Commercial mortgage-backed securities	305,077	313,393
Residential mortgage-backed securities	132,403	138,536

Total	$2,644,828	$2,840,070

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

The following table depicts the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Fixed maturities, available-for-sale
Proceeds from sales	$55,825	$59,715	$228,248	$181,143
Proceeds from maturities/repayments	125,561	249,890	619,263	842,968
Gross investment gains from sales, prepayments, and maturities	4,001	6,506	8,125	14,411
Gross investment losses from sales and maturities	(102)	(2,597)	(3,349)	(2,694)

Equity securities, available-for-sale
Proceeds from sales	$-	$4	$-	$5
Gross investment gains from sales	-	2	1	2

As discussed in Note 2 to the Company’s Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2013, a portion of certain OTTI losses on fixed maturity securities is recognized in “Other comprehensive income (loss) (“OCI”)”. For these securities, the net amount recognized in earnings (“credit loss impairments”) represents the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. Any remaining difference between the fair value and amortized cost is recognized in OCI. The following tables set forth the amount of pre-tax credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts.

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
	(in thousands)
Balance, beginning of period	$103	$1,800
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(2)	(1,679)
Increases due to the passage of time on previously recorded credit losses	-	-
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(1)	(21)

Balance, end of period	$100	$100

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
	(in thousands)
Balance, beginning of period	$1,749	$3,381
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(6)	(1,625)
Increases due to the passage of time on previously recorded credit losses	32	87
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	-	(68)

Balance, end of period	$1,775	$1,775

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

Trading Account Assets

The following table sets forth the composition of “Trading account assets” as of the dates indicated:

	September 30, 2014		December 31, 2013
	Cost	Fair Value	Cost	Fair Value
	(in thousands)
Total trading account assets—Equity securities	$5,185	$6,022	$5,164	$6,677

The net change in unrealized gains (losses) from trading account assets still held at period end, recorded within “Asset administration fees and other income”, was $(0.2) million and $0.3 million during the three months ended September 30, 2014 and 2013, respectively, and $(0.7) million and $0.7 million during the nine months ended September 30, 2014 and 2013, respectively.

Commercial Mortgage and Other Loans

The Company’s commercial mortgage and other loans are comprised as follows, as of the dates indicated:

	September 30, 2014		December 31, 2013
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial and agricultural mortgage loans by property type:
Apartments/Multi-Family	$136,875	33.3%	$125,045	31.5%
Industrial	85,048	20.7	88,009	22.1
Retail	71,158	17.3	72,325	18.2
Office	44,301	10.8	40,976	10.3
Other	14,177	3.4	13,796	3.5
Hospitality	5,099	1.3	5,133	1.3

Total commercial mortgage loans	356,658	86.8	345,284	86.9
Agricultural property loans	54,462	13.2	52,223	13.1

Total commercial and agricultural mortgage loans by property type	411,120	100.0%	397,507	100.0%

Valuation allowance	(530)		(1,256)

Total net commercial and agricultural mortgage loans by property type	410,590		396,251

Other Loans
Uncollateralized loans	2,740		2,740

Total other loans	2,740		2,740

Total commercial mortgage and other loans	$413,330		$398,991

The commercial mortgage and agricultural property loans are geographically dispersed throughout the United States with the largest concentrations in California (17%), Texas (12%) and Ohio (8%) at September 30, 2014.

Activity in the allowance for credit losses for all commercial mortgage and other loans, for the periods indicated, is as follows:

	September 30, 2014	December 31, 2013
	(in thousands)
Allowance for credit losses, beginning of year	$1,256	$2,177
Addition to / (release of) allowance for losses	(726)	(921)

Total ending balance (1)	$530	$1,256

(1)	Agricultural loans represent less than $0.1 million of the ending allowance at both September 30, 2014 and December 31, 2013.

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans as of the dates indicated:

	September 30, 2014	December 31, 2013
	(in thousands)
Allowance for Credit Losses:
Ending balance: individually evaluated for impairment (1)	$-	$-
Ending balance: collectively evaluated for impairment (2)	530	1,256

Total ending balance	$530	$1,256

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

	September 30, 2014	December 31, 2013
	(in thousands)
Recorded Investment (3):
Ending balance gross of reserves: individually evaluated for impairment (1)	$-	$-
Ending balance gross of reserves: collectively evaluated for impairment (2)	413,860	400,247

Total ending balance, gross of reserves	$413,860	$400,247

(1)	There were no loans individually evaluated for impairments at both September 30, 2014 and December 31, 2013.
(2)	Agricultural loans collectively evaluated for impairment had a recorded investment of $54 million and $52 million for the periods ending September 30, 2014 and December 31, 2013, respectively, and a related allowance of less than $0.1 million for both periods. Uncollateralized loans collectively evaluated for impairment had a recorded investment of $3 million at both September 30, 2014 and December 31, 2013 and no related allowance for both periods.
(3)	Recorded investment reflects the balance sheet carrying value gross of related allowance.

Impaired loans include those loans for which it is probable that all amounts due will not be collected according to the contractual terms of the loan agreement. There were no impaired commercial mortgage and other loans identified in management’s specific review of probable loan losses and no related allowance for losses at both September 30, 2014 and December 31, 2013. There were no recorded investments in impaired loans with an allowance recorded, before the allowance for losses, at both September 30, 2014 and December 31, 2013.

Impaired commercial mortgage and other loans with no allowance for losses are loans in which the fair value of the collateral or the net present value of the loans’ expected future cash flows equals or exceeds the recorded investment. The Company had no such loans at both September 30, 2014 and December 31, 2013. See Note 2 to the Company’s Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2013, for information regarding the Company’s accounting policies for non-performing loans.

The following table sets forth certain key credit quality indicators as of September 30, 2014, based upon the recorded investment gross of allowance for credit losses.

Total commercial and agricultural mortgage loans

	Debt Service Coverage Ratio - September 30, 2014
	Greater than 1.2X	1.0X to <1.2X	Less than 1.0X	Total
	(in thousands)
Loan-to-Value Ratio
0%-59.99%	$255,219	$3,658	$2,916	$261,793
60%-69.99%	118,722	-	-	118,722
70%-79.99%	29,136	1,469	-	30,605
Greater than 80%	-	-	-	-

Total commercial and agricultural mortgage loans	$403,077	$5,127	$2,916	$411,120

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

As of both September 30, 2014 and December 31, 2013, all commercial mortgage and other loans were in current status. The Company defines current in its aging of past due commercial mortgage and other loans as less than 30 days past due.

There were no commercial mortgage and other loans in nonaccrual status as of both September 30, 2014 and December 31, 2013. Nonaccrual loans are those on which the accrual of interest has been suspended after the loans become 90 days delinquent as to principal or interest payments, or earlier when the Company has doubts about collectability and loans for which a loan-specific reserve has been established. See Note 2 to the Company’s Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2013, for further discussion regarding nonaccrual status loans.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

For the three and nine months ended both September 30, 2014 and 2013, there were no new commercial mortgage and other loans acquired, other than those through direct origination.

The Company’s commercial mortgage and other loans may occasionally be involved in a troubled debt restructuring. As of both September 30, 2014 and December 31, 2013, the Company had no significant commitments to fund to borrowers that have been involved in a troubled debt restructuring. During the three and nine months ended both September 30, 2014 and 2013, there were no new troubled debt restructurings related to commercial mortgage and other loans, and no payment defaults on commercial mortgage and other loans that were modified as a troubled debt restructuring within the 12 months preceding each respective period. For additional information relating to the accounting for troubled debt restructurings, see Note 2 to the Company’s Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2013.

Net Investment Income

Net investment income for the three and nine months ended September 30, 2014 and 2013, was from the following sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Fixed maturities, available-for-sale	$33,864	$45,868	$108,045	$148,402
Trading account assets	1	76	31	137
Commercial mortgage and other loans	5,199	6,075	16,601	22,478
Policy loans	155	176	505	515
Short-term investments	64	77	194	255
Other long-term investments	1,538	754	4,329	2,183

Gross investment income	40,821	53,026	129,705	173,970
Less: investment expenses	(1,428)	(1,705)	(4,353)	(5,176)

Net investment income	$39,393	$51,321	$125,352	$168,794

Realized Investment Gains (Losses), Net

Realized investment gains (losses), net, for the three and nine months ended September 30, 2014 and 2013, were from the following sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Fixed maturities	$3,899	$3,908	$4,776	$11,716
Equity securities	-	1	1	2
Commercial mortgage and other loans	725	52	725	420
Derivatives	(5,547)	(72,935)	(10,791)	(162,600)
Other	-	(6)	-	(29)

Realized investment gains (losses), net	$(923)	$(68,980)	$(5,289)	$(150,491)

Accumulated Other Comprehensive Income (Loss)

The balance of and changes in each component of “Accumulated other comprehensive income (loss)” for the nine months ended September 30, 2014 and 2013 are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses) (1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2013	$10	$70,857	$70,867
Change in other comprehensive income before reclassifications	(33)	23,390	23,357
Amounts reclassified from AOCI	-	(4,776)	(4,776)
Income tax benefit (expense)	12	(6,516)	(6,504)

Balance, September 30, 2014	$(11)	$82,955	$82,944

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses) (1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2012	$7	$147,280	$147,287
Change in other comprehensive income before reclassifications	-	(92,502)	(92,502)
Amounts reclassified from AOCI	-	(11,718)	(11,718)
Income tax benefit (expense)	-	36,477	36,477

Balance, September 30, 2013	$7	$79,537	$79,544

(1)	Includes cash flow hedges of $(1.0) million and $(4.0) million as of September 30, 2014 and December 31, 2013, respectively, and $(4.0) million and $(3.0) million as of September 30, 2013 and December 31, 2012, respectively.

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
	(in thousands)
Amounts reclassified from AOCI (1)(2):

Net unrealized investment gains (losses):
Cash flow hedges—Currency/Interest rate (3)	$77	$43
Net unrealized investment gains (losses) on available-for-sale securities	3,822	4,733

Total net unrealized investment gains (losses) (4)	3,899	4,776

Total reclassifications for the period	$3,899	$4,776

(1)	All amounts are shown before tax.
(2)	Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.
(3)	See Note 5 for additional information on cash flow hedges.
(4)	See table below for additional information on unrealized investment gains (losses), including the impact on deferred policy acquisition and other costs and future policy benefits.

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

Net Unrealized Investment Gains and Losses on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments (1)	Deferred Policy Acquisition Costs and Other Costs	Future Policy Benefits	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2013	$323	$(116)	$(14)	$(51)	$142
Net investment gains (losses) on investments arising during the period	5	-	-	(2)	3
Reclassification adjustment for (gains) losses included in net income	(297)	-	-	104	(193)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	-	106	-	(37)	69
Impact of net unrealized investment (gains) losses on future policy benefits	-	-	13	(4)	9

Balance, September 30, 2014	$31	$(10)	$(1)	$10	$30

(1)	Includes cash flow hedges. See Note 5 for information on cash flow hedges.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

All Other Net Unrealized Investment Gains and Losses in AOCI

	Net Unrealized Gains (Losses) on Investments (1)	Deferred Policy Acquisition Costs and Other Costs	Future Policy Benefits	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2013	$184,727	$(66,452)	$(8,187)	$(39,363)	$70,725
Net investment gains (losses) on investments arising during the period	18,888	-	-	(6,618)	12,270
Reclassification adjustment for (gains) losses included in net income	(4,479)	-	-	1,566	(2,913)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	-	4,690	-	(1,643)	3,047
Impact of net unrealized investment (gains) losses on future policy benefits	-	-	(311)	107	(204)

Balance, September 30, 2014	$199,136	$(61,762)	$(8,498)	$(45,951)	$82,925

(1)	Includes cash flow hedges. See Note 5 for information on cash flow hedges.

Net Unrealized Gains (Losses) on Investments by Asset Class

The table below presents net unrealized gains (losses) on investments by asset class as of the dates indicated:

	September 30, 2014	December 31, 2013

	(in thousands)
Fixed maturity securities on which an OTTI loss has been recognized	$31	$323
Fixed maturity securities, available-for-sale—all other	195,211	184,891
Equity securities, available-for-sale	3	2
Affiliated notes	2,541	3,113
Derivatives designated as cash flow hedges (1)	1,004	(3,653)
Other investments	377	374

Net unrealized gains (losses) on investments	$199,167	$185,050

(1)	See Note 5 for more information on cash flow hedges.

Duration of Gross Unrealized Loss Positions for Fixed Maturities and Equity Securities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities and equity securities have been in a continuous unrealized loss position, as of the dates indicated:

	September 30, 2014
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$4,676	$6	$1,519	$16	$6,195	$22
Obligations of U.S. States and their political subdivisions	-	-	6,937	403	6,937	403
Public utilities	36,553	1,234	3,390	221	39,943	1,455
All other corporate securities	272,038	3,049	16,393	610	288,431	3,659
Asset-backed securities	9,493	4	30,927	181	40,420	185
Commercial mortgage-backed securities	10,068	26	7,178	299	17,246	325
Residential mortgage-backed securities	-	-	-	-	-	-

Total	$332,828	$4,319	$66,344	$1,730	$399,172	$6,049

Equity securities, available-for-sale	$-	$-	$-	$-	$-	$-

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

	December 31, 2013
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$3,347	$34	$-	$-	$3,347	$34
Obligations of U.S. States and their political subdivisions	5,420	588	6,402	982	11,822	1,570
Public utilities	61,251	3,190	-	-	61,251	3,190
All other corporate securities	290,055	8,733	2,704	370	292,759	9,103
Asset-backed securities	97,575	1,509	-	-	97,575	1,509
Commercial mortgage-backed securities	86,132	5,249	2,941	269	89,073	5,518
Residential mortgage-backed securities	100,150	972	-	-	100,150	972

Total	$643,930	$20,275	$12,047	$1,621	$655,977	$21,896

Equity securities, available-for-sale	$-	$-	$-	$-	$-	$-

The gross unrealized losses on fixed maturity securities at September 30, 2014 and December 31, 2013, are composed of $3.0 million and $20.4 million, respectively, related to high or highest quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $3.0 million and $1.5 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. At September 30, 2014, the $1.7 million of gross unrealized losses of twelve months or more were concentrated in U.S. obligations, commercial mortgage-backed securities, and the consumer non-cyclical and utility sectors of the Company’s corporate securities. At December 31, 2013, the $1.6 million of gross unrealized losses of twelve months or more were concentrated in U.S. obligations and the consumer non-cyclical sector of the Company’s corporate securities.

In accordance with its policy described in Note 2 to the Company’s Financial Statements included in its 2013 Annual Report on Form 10-K, the Company concluded that an adjustment to earnings for other-than-temporary impairments for these securities was not warranted at September 30, 2014 or December 31, 2013. These conclusions are based on a detailed analysis of the underlying credit and cash flows on each security. The gross unrealized losses are primarily attributable to credit spread widening and increased liquidity discounts. At September 30, 2014, the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before the anticipated recovery of its remaining amortized cost basis.

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

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

Assets and Liabilities by Hierarchy Level – The tables below present the balances of assets and liabilities reported at fair value on a recurring basis, as of the dates indicated.

	As of September 30, 2014
	Level 1	Level 2	Level 3	Netting (1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S Treasury securities and obligations of U.S. government authorities and agencies	$-	$6,309	$-	$-	$6,309
Obligations of U.S. states and their political subdivisions	-	70,306	-	-	70,306
Foreign government bonds	-	32,071	-	-	32,071
Corporate securities	-	2,024,379	103,946	-	2,128,325
Asset-backed securities	-	88,230	62,900	-	151,130
Commercial mortgage-backed securities	-	306,323	7,070	-	313,393
Residential mortgage-backed securities	-	138,536	-	-	138,536

Sub-total	-	2,666,154	173,916	-	2,840,070
Trading account assets:
Equity securities	6,022	-	-	-	6,022

Sub-total	6,022	-	-	-	6,022

Equity securities, available-for-sale	-	17	-	-	17
Short-term investments	174,415	-	-	-	174,415
Cash equivalents	-	-	400	-	400
Other long-term investments	-	98,495	628	(53,827)	45,296
Reinsurance recoverables	-	-	2,231,480	-	2,231,480
Receivables from parent and affiliates	-	21,459	22,526	-	43,985

Sub-total excluding separate account assets	180,437	2,786,125	2,428,950	(53,827)	5,341,685

Separate account assets (2)	945,742	43,523,499	-	-	44,469,241

Total assets	$1,126,179	$46,309,624	$2,428,950	$(53,827)	$49,810,926

Future policy benefits (3)	$-	$-	$2,316,741	$-	$2,316,741
Payables to parent and affiliates	-	45,712	-	(45,712)	0

Total liabilities	$-	$45,712	$2,316,741	$(45,712)	$2,316,741

	As of December 31, 2013
	Level 1	Level 2	Level 3	Netting (1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S Treasury securities and obligations of U.S. government authorities and agencies	$-	$6,384	$-	$-	$6,384
Obligations of U.S. states and their political subdivisions	-	68,566	-	-	68,566
Foreign government securities	-	31,154	-	-	31,154
Corporate securities	-	2,325,846	96,796	-	2,422,642
Asset-backed securities	-	124,103	63,789	-	187,892
Commercial mortgage-backed securities	-	390,633	-	-	390,633
Residential mortgage-backed securities	-	156,945	-	-	156,945

Sub-total	-	3,103,631	160,585	-	3,264,216
Trading account assets:
Equity securities	6,364	-	313	-	6,677

Sub-total	6,364	-	313	-	6,677

Equity securities, available-for-sale	-	16	192	-	208
Short-term investments	118,188	-	-	-	118,188
Other long-term investments	-	73,535	486	(73,535)	486
Reinsurance recoverables	-	-	748,005	-	748,005
Receivables from parent and affiliates	-	19,071	6,347	-	25,418

Sub-total excluding separate account assets	124,552	3,196,253	915,928	(73,535)	4,163,198

Separate account assets (2)	1,190,903	45,435,925	-	-	46,626,828

Total assets	$1,315,455	$48,632,178	$915,928	$(73,535)	$50,790,026

Future policy benefits (3)	$-	$-	$778,226	$-	$778,226
Payables to parent and affiliates	-	94,580	-	(72,822)	21,758

Total liabilities	$-	$94,580	$778,226	$(72,822)	$799,984

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

(1)	“Netting” amounts represent cash collateral of $8.1 million and $0.7 million as of September 30, 2014 and December 31, 2013, respectively, and the impact of offsetting asset and liability positions held with the same counterparty, subject to master netting arrangements.
(2)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Statements of Financial Position.
(3)	As of September 30, 2014, the net embedded derivative liability position of $2,317 million includes $94 million of embedded derivatives in an asset position and $2,411 million of embedded derivatives in a liability position. As of December 31, 2013, the net embedded derivative liability position of $778 million includes $245 million of embedded derivatives in an asset position and $1,023 million of embedded derivatives in a liability position.

The methods and assumptions the Company uses to estimate the fair value of assets and liabilities measured at fair value on a recurring basis are summarized below.

Fixed Maturity Securities – The fair values of the Company’s public fixed maturity securities are generally based on prices obtained from independent pricing services. Prices for each security are generally sourced from multiple pricing vendors, and a vendor hierarchy is maintained by asset type based on historical pricing experience and vendor expertise. The Company ultimately uses the price from the pricing service highest in the vendor hierarchy based on the respective asset type. The pricing hierarchy is updated for new financial products and recent pricing experience. Consistent with the fair value hierarchy described above, securities with validated quotes from pricing services are generally reflected within Level 2, as they are primarily based on observable pricing for similar assets and/or other market observable inputs. If the pricing information received from third party pricing services is deemed not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process with the pricing service or classify the security as Level 3. If the pricing service updates the price to be more consistent with the presented market observations, the security remains within Level 2.

Internally-developed valuations or indicative broker quotes are also used to determine fair value in circumstances where vendor pricing is not available, or where the Company ultimately concludes that pricing information received from the independent pricing service is not reflective of market activity. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may override the information with an internally developed valuation. As of September 30, 2014 and December 31, 2013 overrides on a net basis were not material. Pricing service overrides, internally developed valuations and indicative broker quotes are generally included in Level 3 in the fair value hierarchy.

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

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

Derivatives classified as Level 3 include structured products. These derivatives are valued based upon models, such as Monte Carlo simulation models and other techniques, that utilize significant unobservable inputs. Level 3 methodologies are validated through periodic comparison of the Company’s fair values to external broker-dealer values. As of September 30, 2014 and December 31, 2013, there were no internally valued derivatives with the fair value classified within Level 3, and all other derivatives were classified within Level 2. See Note 5 for more details on the fair value of derivative instruments by primary underlying.

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

Reinsurance Recoverables – Reinsurance recoverables carried at fair value include the reinsurance of the Company’s living benefit guarantees on certain of its variable annuity contracts. These guarantees are accounted for as embedded derivatives and are described below in “Future Policy Benefits.” The reinsurance agreements covering these guarantees are derivatives with fair value determined in the same manner as the living benefit guarantees.

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

Transfers between Levels 1 and 2 – Transfers between levels are generally reported at the values as of the beginning of the period in which the transfers occur. Periodically there are transfers between Level 1 and Level 2 for assets held in the Company’s Separate Account. The classification of Separate Account funds may vary dependent on the availability of information to the public. Should a fund’s net asset value become publicly observable, the fund would be transferred from Level 2 to Level 1. During the nine months ended September 30, 2014, $7 million was transferred from Level 1 to Level 2. During both the three months ended September 30, 2014 and the three and nine months ended June 30, 2013, there were no transfers between Level 1 and Level 2.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

Level 3 Assets and Liabilities by Price Source – The tables below present the balances of Level 3 assets and liabilities measured at fair value with their corresponding pricing sources.

	As of September 30, 2014
	Internal (1)	External (2)	Total
	(in thousands)
Corporate securities	$102,067	$1,879	$103,946
Asset-backed securities	-	62,900	62,900
Commercial mortgage-backed securities	-	7,070	7,070
Cash equivalents	400	-	400
Other long-term investments	-	628	628
Reinsurance recoverables	2,231,480	-	2,231,480
Receivables from parent and affiliates	-	22,526	22,526

Total assets	$2,333,947	$95,003	$2,428,950

Future policy benefits	2,316,741	-	2,316,741

Total liabilities	$2,316,741	$-	$2,316,741

	As of December 31, 2013
	Internal (1)	External (2)	Total
	(in thousands)
Corporate securities	$94,730	$2,066	$96,796
Asset-backed securities	-	63,789	63,789
Equity securities	192	313	505
Other long-term investments	-	486	486
Reinsurance recoverables	748,005	-	748,005
Receivables from parent and affiliates	-	6,347	6,347

Total assets	$842,927	$73,001	$915,928

Future policy benefits	778,226	-	778,226

Total liabilities	$778,226	$-	$778,226

(1)	Represents valuations reflecting both internally-derived and market inputs. See below for additional information related to internally-developed valuation for significant items in the above table.
(2)	Represents unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.

Quantitative Information Regarding Internally Priced Level 3 Assets and Liabilities – The tables below present quantitative information on significant internally-priced Level 3 assets and liabilities (see narrative below for quantitative information for separate account assets).

	As of September 30, 2014
	Fair Value	Primary Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value (1)
	(in thousands)
Assets:

Corporate securities	$102,067	Discounted cash flow	Discount rate	3.59%	11.35%	3.99%	Decrease
Reinsurance recoverables	$2,231,480	Fair values are determined in the same manner as future policy benefits
Liabilities:

Future policy benefits (2)	$2,316,741	Discounted cash flow	Lapse rate (3)	0%	14%		Decrease

			NPR spread (4)	0.04%	1.14%		Decrease
			Utilization rate (5)	63%	95%		Increase
			Withdrawal rate (6)	74%	100%		Increase
			Mortality rate (7)	0%	14%		Decrease
			Equity Volatility curve	16%	28%		Increase

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

	As of December 31, 2013
	Fair Value	Primary Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value (1)
	(in thousands)
Assets:

Corporate securities	$94,730	Discounted cash flow	Discount rate	3.73%	12.06%	3.90%	Decrease
Reinsurance recoverables	$748,005	Fair values are determined in the same manner as future policy benefits
Liabilities:

Future policy benefits (2)	$778,226	Discounted cash flow	Lapse rate (3)	0%	11%		Decrease

			NPR spread (4)	0.08%	1.09%		Decrease
			Utilization rate (5)	70%	94%		Increase
			Withdrawal rate (6)	86%	100%		Increase
			Mortality rate (7)	0%	13%		Decrease
			Equity Volatility curve	15%	28%		Increase

(1)	Conversely, the impact of a decrease in input would have the opposite impact for the fair value as that presented in the table.
(2)	Future policy benefits primarily represent general account liabilities for the optional living benefit features of the Company’s variable annuity contracts which are accounted for as embedded derivatives. Since the valuation methodology for these liabilities uses a range of inputs that vary at the contract level over the cash flow projection period, presenting a range, rather than weighted average, is a more meaningful representation of the unobservable inputs used in the valuation.
(3)	Lapse rates are adjusted at the contract level based on a the in-the-moneyness of the living benefit, and reflect other factors, such as the applicability of any surrender charges. Lapse rates are reduced when contracts are more in-the-money. Lapse rates are also generally assumed to be lower for the period where surrender charges apply.
(4)	To reflect NPR, the Company incorporates an additional spread over LIBOR into the discount rate used in the valuation of individual living benefit contracts in a liability position and generally not to those in a contra-liability position. The NPR spread reflects the financial strength ratings of the Company, as these are insurance liabilities and senior to debt. The additional spread over LIBOR is determined by utilizing the credit spreads associated with issuing funding agreements adjusted for any illiquidity risk premium.
(5)	The utilization rate assumption estimates the percentage of contracts that will utilize the benefit during the contract duration, and begin lifetime withdrawals at various time intervals from contract inception. The remaining contractholders are assumed to either begin lifetime withdrawals immediately or never utilize the benefit. Utilization assumptions may vary by product type, tax status, and age. The impact of changes in these assumptions is highly dependent on the product type, the age of the contractholder at the time of the sale, and the timing of the first lifetime income withdrawal.
(6)	The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions may vary based on the product type, contractholder, age, tax status, and withdrawal timing. The fair value of the liability will generally increase the closer the withdrawal rate is to 100%.
(7)	Range reflects the mortality rate for the vast majority of business with living benefits, with policyholders ranging from 35 to 90 years old. While the majority of living benefits have a minimum age requirement, certain benefits do not have an age restriction. This results in contractholders for certain benefits with mortality rates approaching 0%. Based on historical experience, the Company applies a set of age and duration specific mortality rate adjustments compared to standard industry tables. A mortality improvement assumption is also incorporated into the overall mortality table.

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

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

The Company has also established policies and guidelines that require the establishment of valuation methodologies and consistent application of such methodologies. These policies and guidelines govern the use of inputs and price source hierarchies and provide controls around the valuation processes. These controls include appropriate review and analysis of investment prices against market activity or indicators of reasonableness, approval of price source changes, price overrides, methodology changes and classification of fair value hierarchy levels. For optional living benefit features of the Company’s variable annuity products, the actuarial valuation unit periodically performs baseline testing of contract input data and actuarial assumptions are reviewed at least annually, and updated based upon emerging experience, future expectations and other data, including any observable market data. The valuation policies and guidelines are reviewed and updated as appropriate.

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

	Three Months Ended September 30, 2014
	Fixed Maturities Available-For-Sale

	Corporate Securities	Asset- Backed Securities	Commercial Mortgage- Backed Securities	Cash Equivalents	Other Long- term Investments
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$102,008	$74,301	$-	$400	$536
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	149	-	-	-	-
Asset management fees and other income	-	-	-	-	(17)
Included in other comprehensive income (loss)	(996)	94	-	-	-
Net investment income	1,265	28	-	-	-
Purchases	2,122	-	7,070	-	109
Sales	(202)	-	-	-	-
Issuances	-	-	-	-	-
Settlements	(400)	(10,260)	-	-	-
Transfers into Level 3 (1)	-	-	-	-	-
Transfers out of Level 3 (1)	-	(1,263)	-	-	-

Fair Value, end of period assets/(liabilities)	$103,946	$62,900	$7,070	$400	$628

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$-	$-	$-	$-	$-
Asset management fees and other income	$-	$-	$-	$-	$(17)

	Three Months Ended September 30, 2014
	Reinsurance Recoverables	Receivables from parent and affiliates	Future Policy Benefits
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$1,594,311	$27,762	$(1,662,957)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	578,588	(1)	(592,334)
Asset management fees and other income	-	-	-
Included in other comprehensive income (loss)	-	(292)	-
Net investment income	-	-	-
Purchases	58,581	-	-
Sales	-	-	-
Issuances	-	-	(61,450)
Settlements	-	-	-
Transfers into Level 3 (1)	-	-	-
Transfers out of Level 3 (1)	-	(4,943)	-

Fair Value, end of period assets/(liabilities)	$2,231,480	$22,526	$(2,316,741)

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended September 30, 2014
	Reinsurance Recoverables	Receivables from parent and affiliates	Future Policy Benefits
	(in thousands)
Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$592,438	$-	$(606,724)
Asset management fees and other income	$-	$-	$-

	Nine Months Ended September 30, 2014
	Fixed Maturities Available-For-Sale

	Corporate Securities	Asset- Backed Securities	Commercial Mortgage- Backed Securities	Trading Account Assets - Equity Securities	Equity Securities Available-for - Sale
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$96,796	$63,789	$-	$313	$192
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	149	-	-	-	-
Asset management fees and other income	-	-	-	15	-
Included in other comprehensive income (loss)	(513)	394	(83)	-	-
Net investment income	3,738	110	-	-	-
Purchases	5,362	14,933	52,518	-	-
Sales	(202)	-	-	-	(192)
Issuances	-	-	-	-	-
Settlements	(1,384)	(39,600)	-	(328)	-
Transfers into Level 3 (1)	-	28,152	-	-	-
Transfers out of Level 3 (1)	-	(4,878)	(45,365)	-	-

Fair Value, end of period assets/(liabilities)	$103,946	$62,900	$7,070	$-	$-

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$-	$-	$-	$-	$-
Asset management fees and other income	$-	$-	$-	$15	$-

	Nine Months Ended September 30, 2014

	Cash Equivalents	Other Long-term Investments	Reinsurance Recoverables	Receivables from parent and affiliates	Future Policy Benefits
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$-	$486	$748,005	$6,347	$(778,226)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	-	-	1,307,462	-	(1,353,916)
Asset management fees and other income	-	(19)	-	-	-
Included in other comprehensive income (loss)	-	-	-	(213)	-
Net investment income	-	-	-	-	-
Purchases	400	166	176,013	19,350	-
Sales	-	-	-	-	-
Issuances	-	-	-	-	(184,599)
Settlements	-	(5)	-	-	-
Transfers into Level 3 (1)	-	-	-	1,985	-
Transfers out of Level 3 (1)	-	-	-	(4,943)	-

Fair Value, end of period assets/(liabilities)	$400	$628	$2,231,480	$22,526	$(2,316,741)

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$-	$-	$1,327,516	$-	$(1,374,751)
Asset management fees and other income	$-	$(19)	$-	$-	$-

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended September 30, 2013
	Fixed Maturities Available-For-Sale

	Corporate Securities	Asset Backed Securities	Commercial Mortgage- Backed	Trading Account Assets - Equity Securities	Other Long Term Investments
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$96,192	$86,086	$-	$279	$407
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	-	-	-	-	(19)
Asset management fees and other income	-	-	-	6	14
Included in other comprehensive income (loss)	1,243	(226)	1	-	-
Net investment income	1,188	88	-	-	-
Purchases	-	-	-		75
Sales	-	-	8,079	-	-
Issuances	-	-	-	-	-
Settlements	(266)	(2,310)	-	-	-
Transfers into Level 3 (1)	-	-	-	-	-
Transfers out of Level 3 (1)	(4,522)	-	-	-	-
Other (3)	-	(2,996)	-	-	-

Fair Value, end of period assets/(liabilities)	$93,835	$80,642	$8,080	$285	$477

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$-	$-	$-	$-	$721
Asset management fees and other income	$-	$-	$-	$7	$14

	Three Months Ended September 30, 2013
	Reinsurance Recoverables	Receivables from parent and affiliates	Future Policy Benefits
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$654,058	$5,250	$(669,989)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	539,919	-	(572,570)
Asset management fees and other income	-	-	-
Included in other comprehensive income (loss)	-	39	-
Net investment income	-	-	-
Purchases	58,928	2,996	-
Sales	-	(2,996)	-
Issuances	-	-	(61,788)
Settlements	-	-	-
Transfers into Level 3 (1)	-	-	-
Transfers out of Level 3 (1)	-	-	-
Other (3)	-	2,996	-

Fair Value, end of period assets/(liabilities)	$1,252,905	$8,285	$(1,304,347)

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$545,040	$-	$(577,920)

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

	Nine Months Ended September 30, 2013
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

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

Fair Value of Financial Instruments

The table below presents the carrying amount and fair value by fair value hierarchy level of certain financial instruments that are not reported at fair value. The financial instruments presented below are reported at carrying value on the Company’s Unaudited Interim Consolidated Statements of Financial Position. However, in some cases, as described below, the carrying amount equals or approximates fair value.

	September 30, 2014

	Fair Value				Carrying Amount (1)

	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$-	$2,678	$437,098	$439,776	$413,330
Policy loans	-	-	12,911	12,911	12,911
Other long term investments	-	-	2,433	2,433	2,041
Cash and cash equivalents	300	-	-	300	300
Accrued investment income	-	29,481	-	29,481	29,481
Receivables from parent and affiliates	-	12,270	-	12,270	12,270
Other assets	-	2,546	-	2,546	2,546

Total assets	$300	$46,975	$452,442	$499,717	$472,879

Liabilities:
Policyholders’ account balances - investment contracts	$-	$-	$89,008	$89,008	$90,560
Cash collateral for loaned securities	-	22,273	-	22,273	22,273
Short-term debt	-	201,891	-	201,891	200,000
Payables to parent and affiliates	-	35,823	-	35,823	35,823
Other liabilities	-	81,937	-	81,937	81,937
Separate account liabilities - investment contracts	-	534	-	534	534

Total liabilities	$-	$342,458	$89,008	$431,466	$431,127

	December 31, 2013

	Fair Value				Carrying Amount (1)

	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$-	$-	$422,584	$422,584	$398,991
Policy loans	-	-	12,454	12,454	12,454
Other long term investments	-	-	1,623	1,623	1,440
Cash and cash equivalents	1,417	-	-	1,417	1,417
Accrued investment income	-	32,169	-	32,169	32,169
Receivables from parent and affiliates	-	10,177	-	10,177	10,177
Other assets	-	11,190	-	11,190	11,190

Total assets	$1,417	$53,536	$436,661	$491,614	$467,838

Liabilities:
Policyholders’ account balances - investment contracts	$-	$-	$84,153	$84,153	$85,672
Cash collateral for loaned securities	-	47,896	-	47,896	47,896
Short-term debt	-	218,488	-	218,488	205,000
Payables to parent and affiliates	-	85,204	-	85,204	85,204
Other liabilities	-	101,656	-	101,656	101,656
Separate account liabilities - investment contracts	-	796	-	796	796

Total liabilities	$-	$454,040	$84,153	$538,193	$526,224

(1)	Carrying values presented herein differ from those in the Company’s Unaudited Interim Statements of Financial Position because certain items within the respective financial statement captions are not considered financial instruments or out of scope under authoritative guidance relating to disclosures of the fair value of financial instruments. Financial statement captions excluded from the above table are not considered financial instruments.

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

Other Long-term Investments

Other long-term investments include investments in joint ventures and limited partnerships. The estimated fair values of these cost method investments are generally based on the Company’s share of the net asset value (“NAV”) as provided in the financial statements of the investees. In certain circumstances, management may adjust the NAV by a premium or discount when it has sufficient evidence to support applying such adjustments. No such adjustments were made as of September 30, 2014 and December 31, 2013.

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

Credit Contracts

Credit derivatives are used by the Company to enhance the return on the Company’s investment portfolio by creating credit exposure similar to an investment in public fixed maturity cash instruments. With credit derivatives the Company sells credit protection on an identified name, and in return receives a quarterly premium. With credit default derivatives, this premium or credit spread generally corresponds to the difference between the yield on the referenced name’s public fixed maturity cash instruments and swap rates, at the time the agreement is executed. If there is an event of default by the referenced name, as defined by the agreement, then the Company is obligated to pay the counterparty the referenced amount of the contract and receive in return the referenced defaulted security or similar security or pay the referenced amount less the auction recovery rate. See credit derivatives section for discussion of guarantees related to credit derivatives written. In addition to selling credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio.

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

The fair value of the living benefit feature embedded derivatives included in “Future policy benefits” was a liability of $2,317 million and $778 million as of September 30, 2014 and December 31, 2013, respectively. The fair value of the embedded derivatives related to the reinsurance of certain of these benefits to Pruco Re and Prudential Insurance included in “Reinsurance recoverables” was an asset of $2,232 million and $748 million as of September 30, 2014 and December 31, 2013, respectively.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

The table below provides a summary of the gross notional amount and fair value of derivatives contracts by the primary underlying, excluding embedded derivatives which are recorded with the associated host. Many derivative instruments contain multiple underlyings.

	September 30, 2014			December 31, 2013
		Gross Fair Value			Gross Fair Value
Primary Underlying	Notional	Assets	Liabilities	Notional	Assets	Liabilities

	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Currency/Interest Rate	$82,247	$2,793	$(1,749)	$72,747	$940	$(4,635)

Total Qualifying Hedges	$82,247	$2,793	$(1,749)	$72,747	$940	$(4,635)

Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$1,902,750	$77,005	$(40,756)	$1,533,750	$59,872	$(80,601)
Interest Rate Options	100,000	8,855	-	100,000	6,534	-
Currency/Interest Rate
Foreign Currency Swaps	57,013	1,775	(10)	55,919	19	(1,349)
Credit
Credit Default Swaps	1,200	-	(55)	6,050	-	(115)
Equity
Total Return Swaps	213,764	2,486	-	219,896	-	(4,712)
Equity Options	15,798,390	5,581	(3,142)	13,170,805	6,170	(3,168)

Total Non-Qualifying Hedges	$18,073,117	$95,702	$(43,963)	$15,086,420	$72,595	$(89,945)

Total Derivatives (1)	$18,155,364	$98,495	$(45,712)	$15,158,667	$73,535	$(94,580)

(1)	Excludes embedded derivatives which contain multiple underlyings. The fair value of these embedded derivatives was a liability of $2,317 million and $778 million as of September 30, 2014 and December 31, 2013, respectively, included in “Future policy benefits.” The fair value of the embedded derivatives related to the reinsurance of certain of these benefits to Pruco Re and Prudential Insurance included in “Reinsurance recoverables” was an asset of $2,232 million and $748 million as of September 30, 2014 and December 31, 2013, respectively.

Offsetting Assets and Liabilities

The following table presents recognized derivative instruments (including bifurcated embedded derivatives) that are offset in the balance sheet, and/or are subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in the balance sheet.

	September 30, 2014
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$98,495	$(53,827)	$44,668	$(36,441)	$8,227

Offsetting of Financial Liabilities:
Derivatives	$45,712	$(45,712)	$-	$-	$-

	December 31, 2013
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$73,535	$(73,535)	$-	$-	$-

Offsetting of Financial Liabilities:
Derivatives	$94,580	$(72,822)	$21,758	$(24,491)	$(2,733)

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

The following tables provide the financial statement classification and impact of derivatives used in qualifying and non-qualifying hedge relationships, excluding the offset of the hedged item in an effective hedge relationship:

	Three Months Ended September 30, 2014
	Realized Investment Gains/(Losses)	Net Investment Income	Other Income	Accumulated Other Comprehensive Income (Loss) (1)
	(in thousands)
Derivatives Designated as Hedging Instruments:
Cash flow hedges
Currency/Interest Rate	$-	$(3)	$80	$5,080

Total cash flow hedges	-	(3)	80	5,080

Derivatives Not Qualifying as Hedging Instruments:
Interest Rate	14,059	-	-	-
Currency	-	-	-	-
Currency/Interest Rate	3,546	-	47	-
Credit	-	-	-	-
Equity	414	-	-	-
Embedded Derivatives	(23,566)	-	-	-

Total non-qualifying hedges	(5,547)	-	47	-

Total	$(5,547)	$(3)	$127	$5,080

	Nine Months Ended September 30, 2014
	Realized Investment Gains/(Losses)	Net Investment Income	Other Income	Accumulated Other Comprehensive Income (Loss) (1)
	(in thousands)
Derivatives Designated as Hedging Instruments:
Cash flow hedges
Currency/Interest Rate	$-	$(20)	$63	$4,657

Total cash flow hedges	-	(20)	63	4,657

Derivatives Not Qualifying as Hedging Instruments:
Interest Rate	77,657	-	-	-
Currency	-	-	-	-
Currency/Interest Rate	3,332	-	55	-
Credit	(11)	-	-	-
Equity	(15,568)	-	-	-
Embedded Derivatives	(76,201)	-	-	-

Total non-qualifying hedges	(10,791)	-	55	-

Total	$(10,791)	$(20)	$118	$4,657

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended September 30, 2013
	Realized Investment Gains/(Losses)	Net Investment Income	Other Income	Accumulated Other Comprehensive Income (Loss) (1)
	(in thousands)
Derivatives Designated as Hedging Instruments:
Cash flow hedges
Currency/Interest Rate	$-	$(17)	$(30)	$(2,781)

Total cash flow hedges	-	(17)	(30)	(2,781)

Derivatives Not Qualifying as Hedging Instruments:
Interest Rate	(11,810)	-	-	-
Currency	-	-	-	-
Currency/Interest Rate	(2,137)	-	(23)	-
Credit	(28)	-	-	-
Equity	(14,507)	-	-	-
Embedded Derivatives	(44,453)	-	-	-

Total non-qualifying hedges	(72,935)	-	(23)	-

Total	$(72,935)	$(17)	$(53)	$(2,781)

	Nine Months Ended September 30, 2013
	Realized Investment Gains/(Losses)	Net Investment Income	Other Income	Accumulated Other Comprehensive Income (Loss) (1)
	(in thousands)
Derivatives Designated as Hedging Instruments:
Cash flow hedges
Currency/Interest Rate	$-	$(68)	$2	$(438)

Total cash flow hedges	-	(68)	2	(438)

Derivatives Not Qualifying as Hedging Instruments:
Interest Rate	(94,040)	-	-	-
Currency	-	-	-	-
Currency/Interest Rate	(353)	-	17	-
Credit	(86)	-	-	-
Equity	(55,934)	-	-	-
Embedded Derivatives	(12,187)	-	-	-

Total non-qualifying hedges	(162,600)	-	17	-

Total	$(162,600)	$(68)	$19	$(438)

(1)	Amounts deferred in “Accumulated other comprehensive income (loss).”

For the three and nine months ended September 30, 2014 and 2013, the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations. Also, there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.

Presented below is a rollforward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in thousands)
Balance, December 31, 2013	$(3,653)
Net deferred gains (losses) on cash flow hedges from January 1 to September 30, 2014	4,700
Amount reclassified into current period earnings	(43)

Balance, September 30, 2014	$1,004

As of September 30, 2014 and 2013, the Company did not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 19 years. Income amounts deferred in “Accumulated other comprehensive income (loss)” as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” in the Unaudited Interim Statements of Equity.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

Credit Derivatives

The Company no longer has exposure from credit derivatives where it has written credit protection as of September 30, 2014 and December 31, 2013.

The Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of September 30, 2014 and December 31, 2013, the Company had $1 million and $6 million of outstanding notional amounts, respectively, reported at fair value as a liability of less than $1 million for both periods.

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

6.    COMMITMENTS, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS

Commitments

The Company had made commitments to fund $5 million of commercial loans as of September 30, 2014. The Company also made commitments to purchase or fund investments, mostly private fixed maturities, of $27 million as of September 30, 2014.

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

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed, including matters discussed below. The Company estimates that as of September 30, 2014, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is $0 to approximately $3 million. This estimate is not an indication of expected loss, if any, or the Company’s maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

In January 2013, a qui tam action on behalf of the State of Florida, Total Asset Recovery Services v. Met Life Inc., et al., Manulife Financial Corporation, et. al., Prudential Financial, Inc., The Prudential Insurance Company of America, and Prudential Insurance Agency, LLC, filed in the Circuit Court of Leon County, Florida, was served on Prudential Insurance. The complaint alleges that Prudential Insurance failed to escheat life insurance proceeds to the State of Florida in violation of the Florida False Claims Act and seeks injunctive relief, compensatory damages, civil penalties, treble damages, prejudgment interest, attorneys’ fees and costs. In March 2013, the Company filed a motion to dismiss the complaint. In August 2013, the court dismissed the complaint with prejudice. In September 2013, plaintiff filed an appeal with Florida’s Circuit Court of the Second Judicial Circuit in Leon County. In September 2014, the Florida District Court of Appeal First District affirmed the trial court’s decision.

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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses also include allocations of stock compensation expenses related to a stock option program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock option program and deferred compensation program was less than $1 million for the three months ended September 30, 2014 and 2013, and less than $1 million and $1 million for the nine months ended September 30, 2014 and 2013, respectively.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

The Company is charged for its share of employee benefits expenses. These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Some of these benefits are based on earnings and length of service. Other benefits are based on an account balance, which takes into consideration age, service and earnings during career. The Company’s share of net expense for the pension plans was less than $1 million for the three months ended September 30, 2014 and 2013, and $1 million and $2 million for the nine months ended September 30, 2014 and 2013, respectively.

Prudential Insurance sponsors voluntary savings plans for the Company’s employees (“401(k) plans”). The 401(k) plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The expense charged to the Company for the matching contribution to the 401(k) plans was less than $1 million for the three months ended September 30, 2014 and 2013, and less than $1 million for the nine months ended September 30, 2014 and 2013.

Affiliated Asset Administration Fee Income

In accordance with a revenue sharing agreement with AST Investment Services, Inc. and Prudential Investments LLC, the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust. Income received from AST Investment Services, Inc. and Prudential Investments LLC related to this agreement was $56 million for the three months ended September 30, 2014 and 2013, and $167 million and $170 million for the nine months ended September 30, 2014 and 2013, respectively. These revenues are recorded as “Asset administration fees and other income” in the Unaudited Interim Statements of Operations and Comprehensive Income.

Affiliated Investment Management Expenses

In accordance with an agreement with Prudential Investment Management, Inc. (“PIMI”), the Company pays investment management expenses to PIMI who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PIMI related to this agreement were $1 million and $2 million for the three months ended September 30, 2014 and 2013, respectively, and $4 million and $5 million for the nine months ended September 30, 2014 and 2013, respectively. These expenses are recorded as “Net investment income” in the Unaudited Interim Statements of Operations and Comprehensive Income.

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

Allocated lease expense was $1 million and less than $1 million for the three months ended September 30, 2014 and 2013, respectively, and $3 million and $2 million for the nine months ended September 30, 2014 and 2013, respectively. Allocated sub-lease rental income, recorded as a reduction to lease expense was less than $1 million for the three months ended September 30, 2014 and 2013, and less than $1 million and $2 million for the nine months ended September 30, 2014 and 2013, respectively.

The Company pays commissions and certain other fees to PAD in consideration for PAD’s marketing and underwriting of the Company’s products. Commissions and fees are paid by PAD to broker-dealers who sold and service the Company’s products. Commissions and fees paid by the Company to PAD were $45 million and $43 million for the three months ended September 30, 2014 and 2013, respectively, and $134 million and $128 million for the nine months ended September 30, 2014 and 2013, respectively.

Debt Agreements

Short-term Debt

The Company is authorized to borrow funds up to $2 billion from Prudential Financial and its affiliates to meet its capital and other funding needs. The Company had debt of $0 million and $5 million outstanding with Prudential Funding, LLC as of September 30, 2014 and December 31, 2013, respectively. Total interest expense on debt with Prudential Funding, LLC was less than $1 million for the three months ended September 30, 2014 and 2013, and less than $1 million for the nine months ended September 30, 2014 and 2013.

The Company had debt of $200 million outstanding with Prudential Financial as of September 30, 2014 and December 31, 2013. This loan has a fixed interest rate of 4.49% and matures on December 29, 2014. In December 2013, a $200 million partial pay down was made on this outstanding debt. Total interest expense on debt with Prudential Financial was $2 million and $4 million for the three months ended September 30, 2014 and 2013, respectively, and $7 million and $13 million for the nine months ended September 30, 2014 and 2013, respectively.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

Reinsurance Agreements

The Company uses reinsurance as part of its risk management and capital management strategies for certain of its optional living benefit features. Fees ceded under these agreements are included in “Realized investment gains (losses), net” on the Unaudited Interim Statement of Operations and Comprehensive Income. The Company ceded fees of $68 million and $70 million to Pruco Re for the three months ended September 30, 2014 and 2013, respectively and $206 million for the nine months ended September 30, 2014 and 2013. The Company ceded fees of less than $1 million to Prudential Insurance for the three months ended September 30, 2014 and 2013, and less than $1 million for the nine months ended September 30, 2014 and 2013. The Company’s reinsurance payables related to affiliated reinsurance were $25 million as of both September 30, 2014 and December 31, 2013.

The Company’s reinsurance recoverables related to affiliated reinsurance were $2,232 million and $748 million as of September 30, 2014 and December 31, 2013, respectively. The assets are reflected in “Reinsurance recoverables” in the Company’s Unaudited Interim Statements of Financial Position. Realized gains (losses) were $569 million and $528 million for the three months ended September 30, 2014 and 2013, respectively, and $1,278 million and $(686) million for the nine months ended September 30, 2014 and 2013, respectively. Changes in realized gains (losses) for the 2014 and 2013 periods were primarily due to changes in market conditions in each respective period.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Prudential Annuities Life Assurance Corporation (“PALAC” or the “Company”) as of September 30, 2014, compared with December 31, 2013, and its results of operations for the three and nine months ended September 30, 2014 and 2013. You should read the following analysis of our financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Pursuant to the Collins Amendment of the Dodd Frank Act requiring the establishment of capital requirements for Designated Financial Companies, the Federal Reserve Board (“FRB”) announced in September 2014 that it would begin a quantitative impact study to evaluate the potential effects of a revised regulatory capital framework on insurance holding companies. Prudential Financial has elected to respond to FRB requests for information in connection with this study.

At the direction of the FSB, the International Association of Insurance Supervisors (the “IAIS”) is currently developing a model framework (“ComFrame”) for the supervision of internationally active insurance groups (“IAIGs”) that contemplates “group wide supervision” across national boundaries. Prudential Financial qualifies as an IAIG. Prudential Financial has participated in field testing to assist the IAIS in its development of ComFrame. On October 23, 2014, the IAIS released preliminary elements of its risk-based global insurance capital standards, known as the “Basic Capital Requirements” (“BCR”). The IAIS is scheduled to seek G20 endorsement of the proposed BCR framework in November 2014. Global systemically important insurers (“G-SII”), such as Prudential Financial, will be required to report their BCR results beginning in 2015 on a confidential basis, depending on the directions of domestic group wide supervisors. The BCR will continue to be revised and refined by the IAIS once the confidential reporting period begins, and a final capital framework is not anticipated until 2019.

We are a licensed insurance company in New York, but are not domiciled in New York. In February 2014, the New York State Department of Financial Services (“NY DFS”) notified us that it does not agree with our calculation of statutory reserves (including the applicable credit for reinsurance) for New York purposes in respect of certain variable annuity products. The Company is continuing discussions with the NY DFS regarding the proper level of statutory reserves (including the applicable credit for reinsurance) for these products. If we are ultimately required to establish material additional reserves on a New York statutory accounting basis or post material amounts of additional collateral with respect to such variable annuity products, our ability to deploy capital for other purposes could be affected and/or we could be required to obtain additional funding from Prudential Financial or its affiliates.

The National Association of Insurance Commissioners (“NAIC”), the NY DFS and other regulators continue to review life insurers’ use of captive reinsurance companies. A committee of the NAIC continues to consider changes to the NAIC accreditation standards that would regulate captive reinsurance companies that assume business directly written in more than one state as “multi-state reinsurers” and apply accreditation standards to those captives that historically were applicable only to traditional insurers. For information on our use of captive reinsurance companies and the potential effects of these proposals on us, see “—Liquidity and Capital Resources—Capital—Affiliated Captive Reinsurance Companies” below.

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

Products

The Company’s inforce variable annuities provide its contractholders with tax-deferred asset accumulation together with a base death benefit and a suite of optional guaranteed living benefits (including versions with guaranteed death benefits) and annuitization options. Certain optional living benefit guarantees include, among other features, the ability to make withdrawals based on the highest daily contract value plus a minimum return, credited for a period of time. This guaranteed contract value is a notional amount that forms the basis for determining periodic withdrawals for the life of the contractholder, and cannot be accessed as a lump-sum surrender value. Most contracts also guarantee the contractholder a return of total deposits made to the contract, less any partial withdrawals, upon death. Our variable annuities generally provide our contractholders with the opportunity to allocate purchase payments to sub-accounts that invest in underlying proprietary and non-proprietary mutual funds, frequently under asset allocation programs, and fixed-rate accounts. The fixed-rate accounts, which are within the general account, are credited with interest at rates we determine, subject to certain minimums. Certain allocations made in the fixed-rate accounts of our variable annuities impose a market value adjustment if the contract is not held to maturity.

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

Our risk management strategy helps to limit our exposure to certain of these risks primarily through a combination of product design elements, our living benefits hedging program and affiliated reinsurance arrangements. The product design elements we utilize for certain products include, among others, asset allocation restrictions, minimum issuance age requirements, certain limitations on the amount of subsequent contractholder deposits and an asset transfer feature. The objective of the asset transfer feature is to help mitigate our exposure to equity market risk and market volatility by transferring assets between certain variable investment sub-accounts selected by the annuity contractholder, and investments that are expected to be more stable (e.g., a bond fund sub-account within the separate account or a fixed-rate account within the general account). The transfers are based on the static mathematical formula used with the particular optional benefit which considers a number of factors, including, but not limited to, the impact of investment performance on the contractholder’s total account value. This occurs at the contractholder level, rather than at the fund level, which we believe enhances our risk mitigation. As of September 30, 2014 approximately $38.8 billion or 83% of total variable annuity account values contain a living benefit feature, compared to approximately $40.7 billion or 83% as of December 31, 2013. As of September 30, 2014 approximately $30.7 billion or 79% of variable annuity account values with living benefit features included an asset transfer feature in the product design, compared to approximately $32.1 billion or 79% as of December 31, 2013.

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

DAC and Other Costs

We amortize DAC and other costs over the expected lives of the respective contracts, based on our estimates of the level and timing of gross margins, gross profits, or gross premiums, depending on the type of contract. Variability in the level of amortization expense has historically been driven by costs that are amortized in proportion to total gross profits. In calculating gross profits for these contracts, we consider mortality, persistency, and other elements as well as rates of return on investments and the costs related to our guaranteed minimum death benefits (“GMDB”) and guaranteed minimum income benefits (“GMIB”). We estimate the amounts of gross profits that will be included in our U.S. GAAP results and utilize these estimates to calculate amortization rates and expense amounts. U.S. GAAP gross profits and amortization rates include the impacts of the embedded derivatives associated with certain of the optional living benefit features of our variable annuity contracts and related hedging activities, regardless of in which affiliated legal entity this activity occurs.

The near-term future equity rate of return assumptions used in evaluating DAC and DSI for our domestic variable annuity products are derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return, we use our maximum future rate of return. Historically, we have utilized a four year near-term period and a 13% maximum future rate of return in applying this methodology. Beginning in the third quarter of 2014, we adjust future projected equity returns over a five year near-term period and utilize a 15% maximum. As of September 30, 2014, we assume an 8.0% long-term equity expected rate of return and a 4.2% near-term mean reversion equity rate of return.

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

Changes in Financial Position

September 30, 2014 versus December 31, 2013

Total assets decreased by $1.2 billion from $53.5 billion at December 31, 2013 to $52.3 billion at September 30, 2014. Separate account assets decreased $2.2 billion primarily driven by net outflows on the runoff block and policy charges, partially offset by market appreciation and the impact of the asset transfer feature which moved contractholder account values from the general account to the separate account due to favorable markets in 2014. Total investments decreased $0.3 billion primarily due to asset sales associated with contractholder surrenders and the impact of the asset transfer feature which moved contractholder account values from the general account to the separate account due to favorable markets in 2014 and

DAC and DSI decreased $0.2 billion primarily resulting from base amortization. Partially offsetting the above decrease was an increase in reinsurance recoverables of $1.5 billion related to the reinsured liability for living benefit embedded derivatives primarily resulting from an increase in the present value of future expected benefit payments driven by decreases in interest rates and the impact of the annual assumption update.

Total liabilities decreased by $1.2 billion, from $51.8 billion at December 31, 2013 to $50.6 billion at September 30, 2014. Separate account liabilities decreased $2.2 billion offsetting the decrease in separate accounts assets above. Policyholders’ account balance decreased $0.5 billion primarily driven by account value runoff due to contractholder surrenders and the impact of the asset transfer feature which moved contractholder account values from the general account to the separate account, as discussed above. Partially offsetting the above decrease was an increase in Future policy benefits and other policyholder liabilities of $1.6 billion primarily driven by the mark-to-market of the liability for living benefit embedded derivatives, as discussed above.

Total equity was relatively unchanged from December 31, 2013 to September 30, 2014, reflecting dividends of $267 million paid to our parent, Prudential Annuities, Inc., partially offset by net income of $231 million for the first nine months of 2014.

Results of Operations

Income (Loss) from Operations before Income Taxes

2014 versus 2013 Three Month Comparison. Income from operations before income taxes decreased $472 million from $583 million in the third quarter of 2013 to $111 million in the third quarter of 2014. Excluding the impact on amortization of DAC and other costs, and on the reserves for the GMDB and GMIB features, due to the mark-to-market of the liability for living benefit embedded derivatives and related hedge positions and of changes in the estimated profitability of the business, as discussed in more detail below, income from operations before income taxes increased $65 million. The increase was primarily related to the mark-to-market of our non-reinsured living benefit features and related hedge positions, primarily due to the favorable variance of the annual assumption updates and NPR gains in the third quarter of 2014 compared to NPR losses in the third quarter of 2013 due to changes in interest rates.

The impact on amortization due to the mark-to-market of the liability for living benefit embedded derivatives and related hedge positions and the changes in the estimated profitability of the business resulted in a net benefit of $11 million in the third quarter of 2014. The net benefit primarily reflects an annual review and update of assumptions, partially offset by NPR gains in the third quarter of 2014 due to NPR spread widening and lower interest rates and an unfavorable impact of market performance on contractholder accounts relative to our assumptions. The net benefit of $548 million in the third quarter of 2013 primarily reflects an annual review and update of assumptions and other refinements and NPR losses in the third quarter of 2013 due to higher interest rates and a favorable impact of market performance on contractholder accounts relative to our assumptions.

2014 versus 2013 Nine Month Comparison. Income from operations before income taxes decreased $694 million from $967 million in the first nine months of 2013 to $273 million in the first nine months of 2014. Excluding the impact on amortization of DAC and other costs, and on the reserves for the GMDB and GMIB features, due to the mark-to-market of the liability for living benefit embedded derivatives and related hedge positions and of changes in the estimated profitability of the business, as discussed in more detail below, income from operations before income taxes increased $148 million. The increase was primarily related to the mark-to-market of our non-reinsured living benefit features and related hedge positions, primarily due to net hedge gains and lower interest rates in 2014 compared to net hedge losses and higher interest rates in 2013.

The impact on amortization due to the mark-to-market of the liability for living benefit embedded derivatives and related hedge positions and the changes in the estimated profitability of the business resulted in a net charge of $24 million in 2014. The net charge primarily reflects NPR gains in 2014 due to lower interest rates, and an unfavorable impact of market performance on contractholder accounts relative to our assumptions, partially offset by a net benefit driven by an annual review and update of assumptions, as discussed above. The net benefit of $818 million in 2013 primarily reflects an annual review and update of assumptions as discussed above, NPR losses in 2013 due to higher interest rates and a favorable impact of market performance on contractholder accounts relative to our assumptions.

Revenues, Benefits and Expenses

2014 versus 2013 Three Month Comparison. Revenues increased $58 million, primarily driven by a favorable variance in realized gains and losses of $68 million due to differences between the mark-to-market of the non-reinsured portion of the living benefit embedded derivative liability and related hedge positions. Offsetting this benefit was a decrease in net investment income of $12 million primarily as a result of lower portfolio yields due to lower reinvestment rates and lower average annuity account values in the general account.

Benefits and expenses increased $530 million. Absent the $537 million impacts of the amortization of DAC and other costs and to the reserves for the GMDB and GMIB features as discussed above, benefits and expenses decreased $7 million, primarily driven by lower interest credited of $6 million and lower interest expense of $2 million.

2014 versus 2013 Nine Month Comparison. Revenues increased $105 million, primarily driven by a favorable variance in realized gains and losses of $145 million due to differences between the mark-to-market of the non-reinsured portion of the living benefit embedded derivative liability and related hedge positions. Offsetting this benefit was a decrease in net investment income of $43 million primarily as a result of lower portfolio yields due to lower reinvestment rates and lower average annuity account values in the general account.

Benefits and expenses increased $799 million. Absent the $842 million impacts of the amortization of DAC and other costs and to the reserves for the GMDB and GMIB features as discussed above, benefits and expenses decreased $43 million, primarily driven by lower interest credited of $23 million and lower interest expense of $7 million.

Income Taxes

Income tax expense decreased $167 million from $182 million for the three months ended September 30, 2013 to $15 million for the three months ended September 30, 2014. Income tax expense decreased $233 million from $275 million for the nine months ended September 30, 2013 to $42 million for the nine months ended September 30, 2014. The decrease in income tax expense was primarily driven by the decrease in pre-tax income.

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

As of September 30, 2014, the Company remains subject to examination in the U.S. for tax years 2009 through 2013.

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

In August 2007, the IRS released Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the DRD related to variable life insurance and annuity contracts. In September 2007, the IRS released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54 and informed taxpayers that the U.S. Treasury Department and the IRS intend to address through new guidance the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts. In May 2010, the IRS issued an Industry Director Directive (“IDD”) confirming that the methodology for calculating the DRD set forth in Revenue Ruling 2007-54 should not be followed. The IDD also confirmed that the IRS guidance issued before Revenue Ruling 2007-54, which guidance the Company relied upon in calculating its DRD, should be used to determine the DRD. In February 2014, the IRS released Revenue Ruling 2014-7, which modified and superseded Revenue Ruling 2007-54, by removing the provisions of Revenue Ruling 2007-54 related to the methodology to be followed in calculating the DRD and obsoleting Revenue Ruling 2007-61. These activities had no impact on the Company’s results in 2013 or in the first nine months of 2014. However, there remains the possibility that the IRS and the U.S. Treasury will address, through subsequent guidance, the issues related to the calculation of the DRD. For the last several years, the revenue proposals included in the Obama Administration’s budgets included a proposal that would change the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through guidance or legislation, could increase actual tax expense and reduce the Company’s consolidated net income.

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

Prudential Financial is a “Designated Financial Company” under the Dodd-Frank Act. As a Designated Financial Company, Prudential Financial is subject to supervision and examination by the Federal Reserve Bank of Boston and to prudential regulatory standards, which include or will include requirements and limitations (some of which are the subject of ongoing rule-making) relating to risk-based capital, leverage, liquidity, stress-testing, overall risk management, resolution plans, early remediation; and may also include additional standards regarding capital, public disclosure, short-term debt limits, and other related subjects. In addition, the FSB, consisting of representatives of national financial authorities of the G20 nations, has identified Prudential Financial as a global systemically important insurer. For information on these recent actions and their potential impact on use, see “—Regulatory Developments” above, as well as “Business—Regulation” and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2013.

On December 16, 2013, June 26, 2013 and June 27, 2014 the Company paid dividends of $100 million, $184 million and $267 million, respectively, to our parent, Prudential Annuities, Inc.

Capital

The Risk Based Capital, or RBC, ratio is a primary measure of the capital adequacy of the Company. RBC is calculated based on statutory financial statements and risk formulas consistent with the practices of the NAIC. RBC considers, among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. RBC ratio calculations are intended to assist insurance regulators in measuring an insurer’s solvency and ability to pay future claims. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities, but is available to the public. The RBC ratio is an annual calculation, however, as of September 30, 2014 we estimate that the Company’s RBC ratio exceeds the minimum level required by applicable insurance regulations.

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

In addition, the NAIC recently issued new guidance regarding the calculation of Total Adjusted Capital (“TAC”) that will directly affect the calculation of the RBC ratio. The new guidance, which is effective for December 31, 2014, will limit the portion of an insurer’s asset valuation reserve that can be counted as TAC to the amount not utilized in asset adequacy testing. We are currently assessing the impact of this guidance on the Company’s RBC ratio.

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

The NAIC, the NY DFS and other regulators continue to review life insurers’ use of captive reinsurance companies. A committee of the NAIC continues to consider changes to the NAIC accreditation standards that would regulate captive reinsurance companies that assume business directly written in more than one state as “multi-state reinsurers” and apply accreditation standards to those captives that historically were applicable only to traditional insurers. We cannot predict what changes may result from these initiatives, and what the ultimate impact may be to our business. We are evaluating, and will continue to monitor, the development of rules and regulations regarding captive reinsurance companies. If insurance laws are changed in a way that restricts our use of captive reinsurance companies in the future, our ability to write certain products and efficiently manage their associated risks could be adversely affected and we may need to increase prices on certain products, modify certain products or find alternate financing sources, any of which could adversely affect our competitiveness, capital and financial position and results of operations. Given the uncertainty of the ultimate outcome of these initiatives, at this time we are unable to estimate their expected effects on our future capital and financial position and results of operations.

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

Liquid assets include cash and cash equivalents, short-term investments and fixed maturities that are not designated as held-to-maturity and public equity securities. As of September 30, 2014 and December 31, 2013, the Company had liquid assets of $3.0 billion and $3.4 billion, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $0.2 billion and $0.1 billion as of September 30, 2014 and December 31, 2013, respectively. As of September 30, 2014, $2.6 billion, or 92%, of the fixed maturity investments in company general account portfolios were rated high or highest quality based on NAIC or equivalent rating. The remaining $0.2 billion, or 8%, of these fixed maturity investments were rated other than high or highest quality.

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

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the “Exchange Act”, as amended, as of September 30, 2014. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2014, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 13, 2014

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