Form 10-K
period 2014-12-31
PRUDENTIAL ANNUITIES LIFE ASSURANCE CORP/CT
filed 2015-03-12
CIK 881453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes  ☐    No  ☒

As of March 12, 2015, 25,000 shares of the registrant’s Common Stock (par value $100) consisting of 100 voting shares and 24,900 non-voting shares, were outstanding. As of such date, Prudential Annuities, Inc., an indirect wholly owned subsidiary of Prudential Financial, Inc., a New Jersey corporation, owned all of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

The information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and is hereby incorporated by reference herein from, Prudential Financial Inc.’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2015, to be filed by Prudential Financial, Inc. with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the year ended December 31, 2014.

Prudential Annuities Life Assurance Corporation meets the conditions set forth in General Instruction (I) (1) (a) and (b) on Form 10-K and

is therefore filing this Form 10-K with the reduced disclosure.

FORWARD LOOKING STATEMENTS

Certain of the statements included in this Annual Report on Form 10-K, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Prudential Annuities Life Assurance Corporation. There can be no assurance that future developments affecting Prudential Annuities Life Assurance Corporation will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial markets; (2) the availability and cost of additional debt or equity capital or external financing for our operations; (3) interest rate fluctuations or prolonged periods of low interest rates; (4) the degree to which we choose not to hedge risks, or the potential ineffectiveness or insufficiency of hedging or risk management strategies we do implement; (5) any inability to access our credit facilities; (6) reestimates of our reserves for future policy benefits and claims; (7) differences between actual experience regarding mortality, morbidity, persistency, utilization, interest rates, or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (8) changes in our assumptions related to deferred policy acquisition costs or value of business acquired; (9) changes in our financial strength or credit ratings; (10) investment losses, defaults and counterparty non-performance; (11) competition in our product lines and for personnel; (12) changes in tax law; (13) regulatory or legislative changes, including the Dodd-Frank Wall Street Reform and Consumer Protection Act; (14) inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (15) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities; (16) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (17) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (18) interruption in telecommunication, information technology or other operational systems or failure to maintain the security, confidentiality or privacy of sensitive data on such systems; and (19) changes in statutory or accounting principles generally accepted in the United States of America (“U.S. GAAP”), practices or policies. Prudential Annuities Life Assurance Corporation does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in this Annual Report on Form 10-K for a discussion of certain risks relating to our business and investment in our securities.

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

The Company developed long-term savings and retirement products, which were distributed through its affiliated broker/dealer company, Prudential Annuities Distributors, Inc. (“PAD”). The Company issued variable deferred and immediate annuities for individuals and groups in the United States of America, District of Columbia and Puerto Rico. In addition, the Company has a relatively small inforce block of variable life insurance policies. The Company no longer actively sells such products.

PAI, the direct parent of the Company, may make additional capital contributions to the Company, as needed, to enable the Company to comply with its reserve requirements and fund expenses in connection with its business. PAI is under no obligation to make such contributions and its assets do not back the benefits payable under the Company’s annuity contracts and life insurance. During 2014, 2013, and 2012, PAI made no capital contributions to the Company.

On August 31, 2013, the Company redomesticated from Connecticut to Arizona. As a result of the redomestication, the Company is now an Arizona insurance company and its principal insurance regulatory authority is the Arizona Department of Insurance. Additionally, the Company is now domiciled in the same jurisdiction as the primary reinsurer of the Company’s living benefits, Pruco Reinsurance, Ltd. (“Pruco Re”), which is also regulated by the Arizona Department of Insurance. This change enables the Company to claim statutory reserve credit for business ceded to Pruco Re without the need for Pruco Re to collateralize its obligations under the reinsurance agreement.

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

Beginning in March 2010, the Company ceased offering its variable and fixed annuity products (and where offered, the companion market value adjustment option) to new investors upon the launch of a new product line by each of Pruco Life Insurance Company and Pruco Life Insurance Company of New Jersey (which are affiliates of the Company). These initiatives were implemented to create operational and administrative efficiencies by offering a single product line of annuity products from a more limited group of legal entities. During 2012, the Company suspended additional customer deposits for variable annuities with certain optional living benefit riders. However, subject to applicable contract provisions and administrative rules, the Company continues to accept additional customer deposits on certain inforce contracts.

The Company’s inforce variable annuities provide its contractholders with tax-deferred asset accumulation together with a base death benefit and a suite of optional guaranteed death and living benefits and annuitization options. Certain optional living benefit guarantees include, among other features, the ability to make withdrawals based on the highest daily contract value plus a specified return, credited for a period of time. This guaranteed contract value is a notional amount that forms the basis for determining periodic withdrawals for the life of the contractholder, and cannot be accessed as a lump-sum surrender value. Most contracts also guarantee the contractholder’s beneficiary a return of total premium payments made to the contract less any partial withdrawals upon death.

Our variable annuities generally provide our contractholders with the opportunity to allocate purchase payments to sub-accounts that invest in underlying proprietary and/or non-proprietary mutual funds, frequently under asset allocation programs. Certain products also allow fixed-rate accounts that are invested in the general account and are credited with interest at rates we determine, subject to certain minimums. We also offered fixed annuities that provide a guarantee of principal and interest credited at rates we determine, subject to certain contractual minimums. Certain allocations made in the fixed-rate accounts of our variable annuities and certain fixed annuities impose a market value adjustment if the contract is not held to maturity.

Underwriting and Pricing

We earn asset management fees determined as a percentage of the average assets of the mutual funds in our variable annuity products, net of sub-advisory expenses. Additionally, we earn mortality and expense fees for various insurance-related options and features based on the average daily net asset value of the annuity separate accounts, account value, or guaranteed value, as applicable. We also receive administrative service fees from many of the proprietary and non-proprietary mutual funds.

We priced our variable annuities based on an evaluation of the risks assumed and consideration of applicable hedging costs. Our pricing was also influenced by competition and assumptions regarding contractholder behavior, including persistency, benefit utilization and the timing and efficiency of withdrawals for contracts with living benefit features, as well as other assumptions. Significant deviations in actual experience from our pricing assumptions could have an adverse effect on the profitability of our products. To encourage persistency, most of our variable and fixed annuities have surrender or withdrawal charges for a specified number of years. In addition, the living benefit features of our variable annuity products encourage persistency because the potential value of the living benefit is fully realized only if the contract persists.

We priced our fixed annuities and the fixed-rate accounts of our variable annuities based on investment returns, expenses, competition and persistency, as well as other assumptions. We seek to maintain a spread between the return on our general account invested assets and the interest we credit on our fixed annuities and the fixed-rate accounts of our variable annuities.

Reserves

We establish reserves in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for future contractholder benefits and expenses. For our guaranteed minimum death and income benefits, we base the reserves on assumptions we believe to be appropriate such as investment yields, equity returns, persistency, expenses, withdrawal timing and efficiency, mortality and utilization. Certain of the living benefit guarantee features on variable annuity contracts are accounted for as embedded derivatives and are carried at fair value. The fair values of these benefit features are calculated as the present value of future expected benefit payments to contractholders less the present value of assessed rider fees attributable to the embedded derivative feature, and are based on assumptions a market participant would use in valuing these embedded derivatives. These features are generally reinsured with an affiliated company, Pruco Re. We establish liabilities for contractholders’ account balances that represent cumulative gross premium payments plus credited interest and/or fund performance, less withdrawals, mortality and expense charges.

Reinsurance

The Company uses reinsurance as part of its risk management and capital management strategies for certain of its optional living benefit features. For additional information regarding the living benefit hedging program and the reinsurance of certain optional living benefit features to Pruco Re, see Note 13 to the Financial Statements.

Regulation

Overview

Our businesses are subject to comprehensive regulation and supervision. The purpose of these regulations is primarily to protect our customers and the overall financial system. Many of the laws and regulations to which we are subject are regularly re-examined, and existing or future laws and regulations may become more restrictive or otherwise adversely affect our operations or profitability. Financial market dislocations have produced, and are expected to continue to produce, extensive changes in existing laws and regulations, and regulatory frameworks, applicable to our businesses, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) discussed below.

State insurance laws regulate all aspects of our business, and state insurance departments in the fifty states, the District of Columbia and various U.S. territories and possessions, monitor our insurance operations. The Company is domiciled in Arizona and its principal insurance regulatory authority is the Arizona Department of Insurance. Generally, our insurance products must be approved by the insurance regulators in the state in which they are sold. Our insurance products are substantially affected by federal and state tax laws.

Dodd-Frank Wall Street Reform and Consumer Protection Act

As part of the federal government’s response to the financial crisis, Dodd-Frank was signed into law in July 2010. Dodd-Frank directs government agencies and bodies to conduct certain studies and promulgate regulations implementing the law, a process that is underway and is expected to continue. Dodd-Frank subjects Prudential Financial to substantial additional federal regulation, primarily as a “Designated Financial Company” as discussed below. We cannot predict with any certainty the results of the studies or the requirements of the regulations recently or not yet adopted or how Dodd-Frank and such regulations will affect the financial markets generally, impact our business, credit or financial strength ratings, results of operations, cash flows or financial condition or make it advisable or require us to hold or raise additional capital or liquid assets.

Regulation as a Designated Financial Company

Dodd-Frank established a Financial Stability Oversight Council (“Council”) which is authorized to subject non-bank financial companies such as Prudential Financial to stricter prudential standards and to supervision by the Board of Governors of the Federal Reserve System (“FRB”) (a “Designated Financial Company”) if the Council determines that material financial distress at Prudential Financial or the scope of Prudential Financial’s activities could pose a threat to the financial stability of the U.S. In September 2013, the Council made a final determination that Prudential Financial is a Designated Financial Company and following an annual review, voted in November 2014 to maintain the designation. As a Designated Financial Company, Prudential Financial is now subject to supervision and examination by the Federal Reserve Bank of Boston and to stricter prudential standards, which include or will include requirements and limitations (some of which are the subject of ongoing rule-making) relating to risk-based capital, leverage, liquidity, stress-testing, overall risk management, resolution plans, credit exposure reporting, early remediation, management interlocks and credit concentration; and may also include additional standards regarding capital, public disclosure, short-term debt limits, and other related subjects at the discretion of the FRB and the Council.

Under Dodd-Frank, key aspects of Prudential Financial’s regulation as a Designated Financial Company include:

—

Dodd-Frank requires the FRB to establish for Designated Financial Companies and certain bank holding companies stricter requirements and limitations relating to risk-based capital, leverage and liquidity. In February 2014, the FRB approved final rules for bank holding companies with $50 billion (and in some cases, $10 billion) or more in total consolidated assets and certain foreign banking organizations that implement certain of these and other prudential standards. The final rules incorporate a number of enhanced prudential standards that had previously been finalized and were in effect for U.S. bank holding companies, including minimum leverage and risk-based capital requirements, requirements to submit annual capital plans to the FRB demonstrating the ability to satisfy the required capital ratios under baseline and stressed conditions, and stress-testing requirements. The final rules do not apply to Designated Financial Companies such as Prudential Financial. Dodd-Frank authorizes the FRB to tailor its application of enhanced prudential standards to different companies on an individual basis or by category, and the FRB has indicated that it intends to assess the business model, capital structure and risk profile of Designated Financial Companies to determine how enhanced prudential standards should apply to them, and, if appropriate, to tailor the application of these standards for Designated Financial Companies by order or regulation. The FRB has stated that it expects to take into account the differences among bank holding companies and Designated Financial Companies, including insurance companies, when applying the enhanced prudential standards required by Dodd-Frank. We cannot predict how the FRB will apply these prudential standards to Prudential Financial as a Designated Financial Company, or when the prudential standards ultimately adopted or ordered with respect to Prudential Financial will begin to be applied.

—

Section 171 of Dodd-Frank (the “Collins Amendment”) requires that Designated Financial Companies be subject to capital requirements that are no less stringent than the requirements generally applicable to insured depository institutions and that are not quantitatively lower than the requirements in effect for insured depository institutions as of July 21, 2010. In July 2013, the FRB approved final rules, based on accords established by the Basel Committee on Banking Supervision, that substantially revise the risk-based capital requirements applicable to bank holding companies compared to the current general risk-based capital rules. The rules include provisions affecting the calculation of regulatory capital and risk-weighting of assets, and establish new minimum risk-based capital and leverage ratios and a capital conservation buffer and countercyclical capital buffer. The FRB has also adopted liquidity coverage ratio and supplemental leverage ratio requirements for a subset of large banking organizations. The final rules eliminate the use of external credit ratings to determine risk-weights for regulatory capital purposes. Although Designated Financial Companies are not directly subject to the final rules, and the final rules exempt savings and loan holding companies that are predominantly engaged in insurance activities, the final rules may serve as a “floor” for Designated Financial Companies such as Prudential Financial under the Collins Amendment and could provide the basis for the enhanced prudential standards ultimately to be applied by the FRB to Prudential Financial We cannot predict what capital regulations the FRB will promulgate with respect to Designated Financial Companies or how or when such capital regulations will be applied to Prudential Financial.

In 2014, Prudential Financial participated in the FRB’s quantitative impact study to evaluate the potential effects of a revised regulatory capital framework on Designated Financial Companies and savings and loan holding companies that are substantially engaged in insurance underwriting activity.

Congress has amended the Collins Amendment to clarify that, in establishing minimum leverage capital requirements and minimum risk-based capital requirements for insurance holding companies the FRB supervises (including Designated Financial Companies such as Prudential Financial), the FRB is permitted to exclude certain insurance activities from such requirements. We cannot predict whether or how the FRB will use this authority in developing capital requirements for insurance groups it supervises.

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

—

The FRB is required under Dodd-Frank to prescribe regulations for the establishment of an “early remediation” regime for the financial distress of Designated Financial Companies, whereby failure to meet defined measures of financial condition (including regulatory capital, liquidity measures, and other forward-looking indicators) would result in remedial action by the FRB that increases in stringency as the financial condition of the company declines. Depending on the degree of financial distress, such remedial action could result in capital-raising requirements, limits on transactions with affiliates, management changes and asset sales. Dodd-Frank further requires that a Designated Financial Company determined by the Council to pose a grave threat to financial stability of the U.S. maintain a debt-to-equity ratio of no more than 15-to-1 until the limitation is no longer necessary.

—

Dodd-Frank requires the FRB to promulgate regulations that would prohibit Designated Financial Companies from having a credit exposure to any unaffiliated company in excess of 25% of the Designated Financial Company’s capital stock and surplus.

—

Prudential Financial is required as a Designated Financial Company to submit to the FRB and the Federal Deposit Insurance Corporation (“FDIC”), and periodically update in the event of material events, an annual plan for rapid and orderly resolution in the event of severe financial distress. Prudential Financial submitted its first resolution plan on June 30, 2014, and its next resolution plan is required to be submitted on December 31, 2015. On December 31, 2015, Prudential Financial is also required to submit to the FRB a recovery plan that describes the steps that Prudential Financial could take to reduce risk and conserve or restore liquidity and capital in the event of severe financial stress scenarios.

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

Other Regulation under Dodd-Frank

Other key aspects of Dodd-Frank’s impact on Prudential Financial include:

—

Dodd-Frank creates a new framework for regulation of the over-the-counter (“OTC”) derivatives markets which could impact various activities of Prudential Global Funding LLC (“PGF”), Prudential Financial and its insurance subsidiaries, which use derivatives for various purposes (including hedging interest rate, foreign currency and equity market exposures). Dodd-Frank generally requires swaps, subject to a determination by the Commodity Futures Trading Commission (“CFTC”) or SEC as to which swaps are covered, entered into by all counterparties except non-financial end users to be executed through a centralized exchange or regulated facility and to be cleared through a regulated clearinghouse. The CFTC has made a determination that certain categories of swaps, including certain types of interest rate swaps, will be subject to the mandatory clearing requirement; it is anticipated that other categories of swaps will become subject to this requirement in the future. In April 2013, the CFTC adopted a rule to exempt certain affiliated entities within a corporate group from the foregoing clearing requirements. This exemption is available for swaps entered into between PGF, Prudential Financial and its insurance subsidiaries, subject to certain conditions, including compliance with documentation and reporting requirements. The SEC and CFTC have issued regulations defining “swaps” and are required to determine whether and how “stable value contracts” should be treated as swaps and, although we believe otherwise, various other products offered by Prudential Financial and its insurance subsidiaries might be treated as swaps; if regulated as swaps, we cannot predict how the rules would be applied to such products or the effect on their profitability or attractiveness to our clients. In addition, final rules regarding margin requirements for OTC derivatives have not been adopted, and any margin rules applicable to the Company may be more onerous than the collateral posting requirements under its existing OTC derivatives contracts. We cannot predict the effect of further regulations on our hedging costs, our hedging strategy or implementation thereof or whether we will need or choose to increase and/or change the composition of the risks we do not hedge.

—

Dodd-Frank established a Federal Insurance Office (“FIO”) within the Department of the Treasury headed by a director appointed by the Secretary of the Treasury. While not having a general supervisory or regulatory authority over the business of insurance, the FIO director performs various functions with respect to insurance, including serving as a non-voting member of the Council and coordinating with the FRB in the application of any stress tests required to be conducted with respect to an insurer. On December 12, 2013, FIO issued its report, as required under Dodd-Frank, on how to modernize and improve the system of insurance regulation in the United States. In its report, FIO advocated closer coordination between state insurance regulators and a harmonization of state insurance laws across a number of insurance regulatory issues and responsibilities and also made recommendations for direct federal involvement in certain areas of insurance regulation.

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

—

Dodd-Frank includes various securities law reforms that may affect our business practices and the liabilities and/or exposures associated therewith. In January 2011, the SEC staff issued a study that recommends that the SEC adopt a uniform federal fiduciary standard of conduct for registered broker-dealers and investment advisers that provide retail investors personalized investment advice about securities which the SEC continues to consider.

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

On July 18, 2013, the FSB identified Prudential Financial as a global systemically important insurer (“G-SII”). In its annual reassessment of G-SII designations, the FSB again identified Prudential Financial as a G-SII on November 6, 2014. U.S. financial regulators are thereby expected to enhance their regulation of Prudential Financial to achieve a number of regulatory objectives, including:

—	Enhanced group-wide supervision,

—	Enhanced capital standards, including basic capital requirements (“BCR”) applicable to all group activities and, higher loss absorption capital standards (expected to begin to be implemented in 2019);

—	Enhanced liquidity planning and management; and

—	Development of a risk reduction plan and recovery and resolution plans.

Policy measures applicable to G-SIIs would need to be implemented by legislation or regulation in each applicable jurisdiction. We cannot predict the impact of Prudential Financial’s identification as a G-SII on the regulation of our businesses.

At the direction of the FSB, the International Association of Insurance Supervisors (the “IAIS”) is developing a model framework (“ComFrame”) for the supervision of internationally active insurance groups (“IAIGs”) that contemplates “group wide supervision” across national boundaries. Prudential Financial qualifies as an IAIG. We have participated in field testing to assist the IAIS in its development of ComFrame, including global capital standards. In October 2013, the IAIS announced that it would develop a risk-based global insurance capital standard by 2016 applicable to IAIGs, with implementation scheduled to begin in 2019. In October 2014, the IAIS released preliminary elements of its risk-based global insurance capital standards, known as the “Basic Capital Requirements”, which were endorsed by the FSB and G20 in November 2014. In December 2014, the IAIS published a Consultation Document to obtain public comment on the initial proposed standard. G-SIIs will be required to report their BCR results beginning in 2015 on a confidential basis, depending on the directions of domestic group wide supervisors. The BCR will continue to be revised and refined by the IAIS once the confidential reporting period begins, and a final capital framework is not anticipated until 2019.

Other U.S. Federal Regulation

U.S. Tax Legislation

The American Taxpayer’s Relief Act (the “Act”) was signed into law on January 2, 2013. The Act permanently extended the reduced Bush-era individual tax rates for certain taxpayers and permanently increased those rates for higher income taxpayers. Higher tax rates increase the benefits of tax deferral on the build-up of value of annuities and life insurance. The Act also made permanent the current $5 million (indexed for inflation) per person estate tax exemption and increased the top estate tax rate from 35% to 40%.

Notwithstanding the passage of the Act, there continues to be uncertainty regarding U.S. taxes, both for individuals and corporations. There continue to be discussions in Washington concerning the need to reform the tax code, primarily by lowering tax rates and broadening the base by reducing or eliminating certain tax expenditures. Reducing or eliminating certain expenditures could make our products less attractive to customers. It is unclear whether or when Congress may take up overall tax reform and what would be the impact of reform on the Company and its products. However, even in the absence of overall tax reform, the large federal deficit increases the possibility that Congress will raise revenue by enacting legislation to increase the taxes paid by individuals and corporations. This can be accomplished by either raising rates or otherwise changing the tax rules.

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

Additionally, legislative or regulatory changes could also impact the amount of taxes that we pay, thereby affecting our net income. For example, the U.S. Treasury Department and the Internal Revenue Service intend to address through guidance the methodology to be followed in determining the dividends received deduction (“DRD”) related to variable life insurance and annuity contracts. The DRD reduces the amount of dividend income subject to U.S. tax and is a significant component of the difference between our actual tax expense and expected tax amount determined using the federal statutory tax rate of 35%. For the last several years, the revenue proposals included in the Obama Administration’s budgets (the “Administration’s Revenue Proposals”) included a proposal that would change the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through guidance or legislation, could increase actual tax expense and reduce the Company’s net income.

Furthermore, the Administration’s Fiscal Year 2016 Revenue Proposals also included items that would change the way U.S. multinationals are taxed, as well as a liability-based fee on financial services companies, including insurance companies, with consolidated assets in excess of $50 billion. If these types of provisions are enacted into law, they could increase the amount of taxes the Company pays.

For additional discussion of possible tax legislative and regulatory risks that could affect our business, see “Risk Factors.”

USA Patriot Act

The USA Patriot Act of 2001 (the “Patriot Act”) contains anti-money laundering and financial transparency laws applicable to broker-dealers and other financial services companies, including insurance companies. The Patriot Act seeks to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. Anti-money laundering laws outside of the U.S. contain provisions that may be different, conflicting or more rigorous. The increased obligations of financial institutions to identify their customers, watch for and report suspicious transactions, respond to requests for information by regulatory authorities and law enforcement agencies, and share information with other financial institutions require the implementation and maintenance of internal practices, procedures and controls.

Holding Company Regulation

We are subject to the Arizona insurance holding company law that requires us to register with the insurance department and to furnish annually financial and other information about the operations of the Company. Generally, all transactions with affiliates that affect the Company must be fair and reasonable and, if material, require prior notice and approval or non-disapproval by the Arizona insurance department.

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

Currently, there are several proposals to amend state insurance holding company laws to increase the scope of regulation of insurance holding companies (such as Prudential Financial). The National Association of Insurance Commissioners (“NAIC”), has promulgated model laws for adoption in the United States that would provide for “group wide” supervision of certain insurance holding companies in addition to the current regulation of insurance subsidiaries. While the timing of their adoption and content will vary by jurisdiction, we have identified the following areas of focus in these model laws: (1) uniform standards for insurer corporate governance; (2) group-wide supervision of insurance holding companies; (3) adjustments to risk-based capital calculations to account for group-wide risks; and (4) additional regulatory and disclosure requirements for insurance holding companies. At this time, we cannot predict with any degree of certainty what additional capital requirements, compliance costs or other burdens these requirements would impose on Prudential Financial, if adopted. New Jersey has adopted legislation that would authorize group-wide supervision of internationally active insurance groups.

Beginning in October 2013, several of Prudential Financial’s domestic and foreign insurance regulators, and beginning in 2014, the FRB, have participated in a supervisory college. The purpose of the supervisory college is to promote ongoing supervisory coordination, facilitate the sharing of information among regulators and to enhance each regulator’s understanding of Prudential Financial’s risk profile.

State Insurance Regulation

State insurance authorities have broad administrative powers with respect to all aspects of the insurance business including: licensing to transact business; licensing agents; admittance of assets to statutory surplus; regulating premium rates for certain insurance products; approving policy forms; regulating unfair trade and claims practices; establishing reserve requirements and solvency standards; fixing maximum interest rates on life insurance policy loans and minimum accumulation or surrender values; regulating the type, amounts and valuations of investments permitted; regulating reinsurance transactions; including the role of captive reinsurers, and other matters.

State insurance laws and regulations require the Company to file financial statements with state insurance departments everywhere it does business in accordance with accounting practices and procedures prescribed or permitted by these departments. The Company’s operations and accounts are subject to examination by those departments at any time.

State insurance departments conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies domiciled in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the NAIC. During 2013, the Connecticut insurance regulator substantially completed a coordinated risk focused financial examination for the five year period ended December 31, 2011 for the Company as part of the normal five year examination and found no material deficiencies.

Financial Regulation

Dividend Payment Limitations. The Arizona insurance law regulates the amount of dividends that may be paid by the Company. See Note 8 to the Financial Statements for a discussion of dividend restrictions.

Risk-Based Capital. In order to enhance the regulation of insurers’ solvency, the NAIC adopted a model law to implement risk-based capital requirements for life insurance companies. All states have adopted the NAIC’s model law or a substantially similar law. The risk-based capital (“RBC”) calculation, which regulators use to assess the sufficiency of an insurer’s statutory capital, measures the risk characteristics of a company’s assets, liabilities and certain off-balance sheet items. In general, RBC is calculated by applying factors to various asset, premium, claim, expense and reserve items. Within a given risk category, these factors are higher for those items with greater underlying risk and lower for items with lower underlying risk. Insurers that have less statutory capital than the RBC calculation requires are considered to have inadequate capital and are subject to varying degrees of regulatory action depending upon the level of capital inadequacy.

Insurance Reserves and Regulatory Capital. State insurance laws require us to analyze the adequacy of our reserves annually. Our appointed actuary must submit an opinion that our reserves, when considered in light of the assets we hold with respect to those reserves, make adequate provision for our contractual obligations and related expenses.

In February 2014, the New York State Department of Financial Services (“NY DFS”) notified PALAC that it did not agree with its calculation of statutory reserves (including the applicable credit for reinsurance) for New York financial reporting purposes in respect of certain variable annuity products. During the fourth quarter of 2014, PALAC reached an agreement with the NY DFS on a reserving methodology for these products. As a result, for year-end 2014 PALAC will hold additional statutory reserves on a New York basis. As of year-end 2014, PALAC held sufficient statutory surplus on a New York basis to satisfy these additional New York reserves, but such additional reserves will reduce New York statutory surplus. PALAC is not domiciled in New York, and these changes do not impact statutory reserves reported in Arizona, its state of domicile, or any states other than New York, and therefore do not impact PALAC’s Risk-Based Capital ratio. However, the agreed reserve methodology may require PALAC to hold additional New York statutory reserves in the future, which would result in a further reduction of New York statutory surplus. If PALAC were required to establish material additional reserves on a New York statutory accounting basis or post material amounts of additional collateral with respect to its annuity products, PALAC’s ability to deploy capital for other purposes could be affected and it could be required to obtain additional funding from Prudential Financial or its affiliates. In determining the New York basis reserve, New York reserve standards apply to PALAC’s New York and non-New York business. PALAC is in discussions with the NY DFS about steps to limit the application of these standards to PALAC’s New York business. These steps may include PALAC holding assets in trust, ceding risks to an affiliate and providing other forms of security for the benefit of PALAC’s New York business.

Captive Reinsurance Companies. The NAIC continues to consider other changes that would regulate more strictly captive reinsurance companies that assume business directly written in more than one state and apply accreditation standards to those captives that historically were applicable only to traditional insurers. The NAIC and state and federal regulators continue to study other uses of captive reinsurance companies, including for variable annuities, by the life insurance industry.

Solvency Modernization Initiative. State insurance regulators have focused attention on U.S. insurance solvency regulation pursuant to the NAIC’s “Solvency Modernization Initiative.” The Solvency Modernization Initiative focuses on the entire U.S. financial regulatory system and all aspects of financial regulation affecting insurance companies. Though broad in scope, the NAIC has stated that the Solvency Modernization Initiative will focus on: (1) capital requirements; (2) corporate governance and risk management; (3) group supervision; (4) statutory accounting and financial reporting; and (5) reinsurance. This initiative has resulted in the recent adoption of the NAIC Risk Management and Own Risk and Solvency Assessment (“ORSA”) model act which, following enactment at the state level, will require larger insurers to, at least annually beginning in 2015, assess the adequacy of its and its group’s risk management and current and future solvency position. Of the states where Prudential Financial’s insurance subsidiaries are domiciled, only New Jersey and Connecticut have enacted this model act to date. The NAIC is also exploring group capital concepts that would be appropriate for U.S.-based internationally active insurance groups. We cannot predict the additional capital requirements or compliance costs these requirements may impose.

IRIS Tests. The NAIC has developed a set of financial relationships or tests known as the Insurance Regulatory Information System (“IRIS”) to assist state regulators in monitoring the financial condition of insurance companies and identifying companies that require special attention or action by insurance regulatory authorities. Generally, regulators will begin to investigate or monitor an insurance company if its ratios fall outside the usual ranges for four or more of the ratios. If an insurance company has insufficient capital, regulators may act to reduce the amount of insurance it can issue. Based on our most recent statutory filing (as of December 31, 2014), the Company is not currently subject to regulatory scrutiny based on these ratios.

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

Federal and State Securities Regulation

Our variable life insurance and variable annuity products, generally are “securities” within the meaning of federal securities laws and may be required to be registered under the federal securities laws and subject to regulation by the SEC, and the Financial Industry Regulatory Authority (“FINRA”). Federal securities regulation may affect investment advice, sales and related activities with respect to these products.

In certain states, our variable life insurance and variable annuity products, are considered “securities” within the meaning of state securities laws. As securities, these products may be subject to certain requirements. Also, sales activities with respect to these products generally are subject to state securities regulation. Such regulation may affect investment advice, sales and related activities for these products.

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

Unclaimed Property Laws

We are subject to the laws and regulations of states and other jurisdictions concerning the identification, reporting and escheatment of unclaimed or abandoned funds, and we are subject to audit and examination for compliance with these requirements. For additional discussion of these matters, see “Litigation and Regulatory Matters” in Note 12 to the Financial Statements.

Segments

The Company currently operates as one reporting segment. Revenues, net income and total assets can be found on the Company’s Statements of Financial Position as of December 31, 2014 and 2013 and Statements of Operations and Comprehensive Income for the years ended December 31, 2014, 2013 and 2012.

Employees

The Company has no employees. Services to the Company are primarily provided by employees of The Prudential Insurance Company of America (“Prudential Insurance”) as described under “Expense Charges and Allocations” in Note 13 to the Financial Statements.

Item 1A. Risk Factors

You should carefully consider the following risks. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our business described elsewhere in this Annual Report on Form 10-K. Many of these risks are interrelated and could occur under similar business and economic conditions, and the occurrence of certain of them may in turn cause the emergence or exacerbate the effect of others. Such a combination could materially increase the severity of the impact of these risks on our business, results of operations, financial condition and liquidity.

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

Even under relatively favorable market conditions, our insurance and annuity products, as well as our investment returns and our access to and cost of financing, are sensitive to fixed income, equity, real estate and other market fluctuations and general economic, market and political conditions. These fluctuations and conditions could adversely affect our results of operations, financial position and liquidity, including in the following respects:

•

The profitability of many of our insurance and annuity products depends in part on the value of the separate accounts supporting these products, which can fluctuate substantially depending on the foregoing conditions.

•

A change in market conditions, such as high inflation and high interest rates, could cause a change in consumer sentiment and behavior adversely affecting persistency of our savings and protection products. Conversely, low inflation and low interest rates could cause persistency of these products to vary from that anticipated and adversely affect profitability (as further described below). Similarly, changing economic conditions and unfavorable public perception of financial institutions can influence customer behavior, including increasing claims or surrenders in certain product lines.

•

Lapses and surrenders of certain insurance products may increase if a market downturn, increased market volatility or other market conditions result in customers becoming dissatisfied with their investments or products.

•

A market decline could further result in guaranteed minimum benefits contained in many of our variable annuity products being higher than current account values or our pricing assumptions would support, requiring us to materially increase reserves for such products and may cause customers to retain contracts inforce in order to benefit from the guarantees, thereby increasing their cost to us. Any increased cost may or may not be offset by the favorable impact of greater persistency from prolonged fee streams. Our valuation of the liabilities for the minimum benefits contained in many of our variable annuity products requires us to consider the market perception of our risk of non-performance, and a decrease in our own credit spreads resulting from ratings upgrades or other events or market conditions could cause the recorded value of these liabilities to increase, which in turn could adversely affect our results of operations and financial position.

•

Derivative instruments we and our affiliates hold to hedge and manage interest rate and equity risks associated with our products and businesses might not perform as intended or expected resulting in higher realized losses and unforeseen stresses on liquidity. Market conditions can limit availability of hedging instruments, require us to post additional collateral, and also further increase the cost of executing product related hedges and such costs may not be recovered in the pricing of the underlying products being hedged. We execute our hedges through an affiliate that, in turn, may execute hedges with unaffiliated counterparties. Accordingly, our derivative-based hedging strategies also rely on the performance of this affiliate and on the performance of its unaffiliated counterparties to such hedges. These unaffiliated counterparties may fail to perform for various reasons resulting in losses on uncollateralized positions.

•	Positions that we are required to mark-to-market may cause, and have caused, volatility in reported results of operations due to market fluctuations.

•

We have significant investment and derivative portfolios, including but not limited to corporate and asset-backed securities, equities and commercial real estate. Economic conditions as well as adverse capital market conditions, including but not limited to a lack of buyers in the marketplace, volatility, credit spread changes, benchmark interest rate changes and declines in value of underlying collateral will impact the credit quality, liquidity and value of our investments and derivatives, potentially resulting in higher capital charges and unrealized or realized losses. Valuations may include assumptions or estimates that may have significant period to period changes which could have a material adverse effect on our results of operations or financial condition and in certain cases under U.S. GAAP such period to period changes in the value of investments are not recognized in our results of operations or statements of financial position.

•

Opportunities for investment of available funds at appropriate returns may be limited, including due to the current low interest rate environment, a diminished securitization market or other factors, with possible negative impacts on our overall results. Limited opportunities for attractive investments may lead to holding cash for long periods of time and increased use of derivatives for duration management and other portfolio management purposes. The increased use of derivatives may increase the volatility of our U.S. GAAP results and our statutory capital.

•

Regardless of market conditions, certain investments we hold, including private bonds, commercial mortgages and alternative asset classes (such as private equity and hedge funds) are relatively illiquid. If we needed to sell these investments, we may have difficulty doing so in a timely manner at a price that we could otherwise realize.

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

Our investments, results of operations and financial condition may be adversely affected by developments in the global economy, or in the U.S. economy (including as a result of actions by the Federal Reserve with respect to monetary policy and adverse political developments, including a failure to increase the federal debt ceiling). Global or U.S. economic activity and financial markets may in turn be negatively affected by adverse developments or conditions in specific geographical regions.

Interest rate fluctuations or prolonged periods of low interest rates could adversely affect our business and profitability and require us to increase reserves or statutory capital and subject us to additional collateral posting requirements.

Our insurance and annuity products, and our investment returns, are sensitive to interest rate fluctuations, and changes in interest rates could adversely affect our investment returns and results of operations, including in the following respects:

•

Some of our products expose us to the risk that changes in interest rates will reduce the spread between the amounts that we are required to pay under the contracts and the rate of return we are able to earn on our general account investments supporting the contracts. When interest rates decline, we have to reinvest in lower-yielding instruments, potentially reducing net investment income. Since many of our policies and contracts have guaranteed minimum interest crediting rates or limit the resetting of interest rates, the spreads could decrease and potentially become negative, or go further negative. When interest rates rise, we may not be able to replace the assets in our general account as quickly with the higher yielding assets needed to fund the higher crediting rates necessary to keep these products and contracts competitive. In addition, rising interest rates could cause a decline in the market value of fixed income assets of the mutual funds in our variable annuity products which in turn could result in lower asset management fees earned.

•

When interest rates rise, policy loans and surrenders and withdrawals of life insurance policies and annuity contracts may increase as policyholders seek to buy products with perceived higher returns, requiring us to sell investment assets potentially resulting in realized investment losses, or requiring us to accelerate the amortization of deferred acquisition costs (“DAC”), deferred sales inducements (“DSI”) and value of business acquired (“VOBA”). Also, an increase in interest rates accompanied by unexpected extensions of certain lower yielding investments could reduce our profitability.

•	When interest rates rise, hedging activities associated with some of our products could subject us to increased collateral posting requirements or reduced amounts of collateral posted to us.

•	A decline in interest rates accompanied by unexpected prepayments of certain investments could require us to reinvest at lower rates and reduce our profitability.

•	A decline in interest rates could require Prudential Financial to contribute capital to subsidiaries to support our annuities business.

•	Changes in interest rates coupled with greater than expected client withdrawals for certain products can result in increased costs associated with our guarantees.

•	Changes in the relationship between long-term and short-term interest rates could adversely affect the profitability of some of our products.

•	Changes in interest rates could increase our costs of financing.

•

Our mitigation efforts with respect to interest rate risk are primarily focused on maintaining an investment portfolio with diversified maturities that has a key rate duration profile that is approximately equal to the key rate duration profile of our estimated liability cash flow profile; however, this estimate of the liability cash flow profile is complex and could turn out to be inaccurate, especially when markets are volatile. In addition, there are practical and capital market limitations on our ability to accomplish this matching. Due to these and other factors we may need to liquidate investments prior to maturity at a loss in order to satisfy liabilities or be forced to reinvest funds in a lower rate environment. Although we take measures to manage the economic risks of investing in a changing interest rate environment, we may not be able to effectively mitigate, and we may sometimes choose based on economic considerations and other factors not to fully mitigate, the interest rate risk of our assets relative to our liabilities.

Recent periods have been characterized by low interest rates. A prolonged period during which interest rates remain at levels lower than those anticipated in our pricing may result in greater costs associated with certain of our product features which guarantee death benefits or income streams for stated periods or for life; higher costs for derivative instruments used to hedge certain of our product risks; or shortfalls in investment income on assets supporting policy obligations, each of which may require us to record charges to increase reserves. In addition to compressing spreads and reducing net investment income, such an environment may cause policies to remain in force for longer periods than we anticipated in our pricing, potentially resulting in greater claims costs than we expected and resulting in lower overall returns on business in force. Reflecting these impacts in recoverability and loss recognition testing under U.S. GAAP may require us to accelerate the amortization of DAC, DSI and VOBA, as well as to increase required reserves for future policyholder benefits. In addition, certain statutory capital and reserve requirements are based on formulas or models that consider interest rates, and a period of declining or low interest rates may increase the statutory capital we are required to hold as well as the amount of assets we must maintain to support statutory reserves.

Adverse capital market conditions could significantly affect our ability to meet liquidity needs, our access to capital and our cost of capital and that of our ultimate parent company, Prudential Financial. Under such conditions, Prudential Financial may seek additional debt or equity capital but may be unable to obtain it.

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

Prudential Financial may seek additional debt or equity financing to satisfy our needs; however, the availability of additional financing depends on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to the financial services industry, and Prudential Financial’s credit ratings and credit capacity. Prudential Financial may not be able to successfully obtain additional financing on favorable terms, or at all. Actions taken to access financing by Prudential Financial may in turn cause rating agencies to reevaluate its ratings.

Disruptions in the capital markets could adversely affect our ability to access sources of liquidity, as well as threaten to reduce our capital below a level that is consistent with our existing ratings objectives. Therefore, we may need to take actions, which may include but are not limited to: (1) access contingent sources of capital and liquidity available through our Capital Protection Framework; (2) undertake capital management activities, including reinsurance transactions; (3) restructure existing products; (4) undertake further asset sales or internal asset transfers; (5) seek temporary or permanent changes to regulatory rules; and (6) maintain greater levels of cash balances or for longer periods thereby reducing investment returns. Certain of these actions may require regulatory approval and/or agreement of counterparties which are outside of our control or have economic costs associated with them.

Risks Relating to Estimates, Assumptions and Valuations

Our profitability may decline if mortality experience, morbidity experience, persistency experience or utilization experience differ significantly from our pricing expectations.

We set prices for many of our insurance and annuity products based upon expected claims and payment patterns, using assumptions for mortality rates (the likelihood of death or the likelihood of survival), morbidity rates (the likelihood of sickness or disability), and improvement trends in mortality and morbidity of our policyholders. In addition to the potential effect of natural or man-made disasters, significant changes in mortality, or morbidity could emerge gradually over time, due to changes in the natural environment, the health habits of the insured population, treatment patterns and technologies for disease or disability, the economic environment, or other factors. Pricing of our insurance and deferred annuity products were based in part upon expected persistency of these products, which is the probability that a policy or contract will remain in force from one period to the next. Persistency may be significantly impacted by the value of guaranteed minimum benefits contained in many of our variable annuity products being higher than current account values in light of poor equity market performance or extended periods of low interest rates as well as other factors. Persistency could be adversely affected generally by developments affecting client perception of us, including perceptions arising from adverse publicity. Many of our products also provide our customers with wide flexibility with respect to the amount and timing of premium deposits and the amount and timing of withdrawals from the policy’s value. Results may vary based on differences between actual and expected premium deposits and withdrawals for these products, especially if these product features are relatively new to the marketplace. The pricing of certain of our variable annuity products that contain certain living benefit guarantees were based on assumptions about utilization rates, or the percentage of contracts that will utilize the benefit during the contract duration, including the timing of the first lifetime income withdrawal. Results may vary based on differences between actual and expected benefit utilization. The development of a secondary market for life insurance, including life settlements or “viaticals” and investor owned life insurance, and third-party investor strategies in the annuities business, could adversely affect the profitability of existing business.

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

We establish reserves in accordance with U.S. GAAP for future policyholder benefits and expenses. While these reserves generally exceed our best estimate of the liability for future benefits and expenses, if we conclude based on updated assumptions that our reserves, together with future premiums, are insufficient to cover future policy benefits and expenses, including unamortized DAC, DSI or VOBA, we would need to accelerate the amortization of these DAC, DSI or VOBA balances and then increase our reserves and incur income statement charges, which would adversely affect our results of operations and financial condition. The determination of our best estimate of the liability is based on data and models that include many assumptions and projections which are inherently uncertain and involve the exercise of significant judgment, including the levels and timing of receipt or payment of premiums, benefits, expenses, interest credits and investment results (including equity market returns), which depend on mortality, morbidity and persistency experience. We cannot determine with precision the ultimate amounts that we will pay for, or the timing of payment of, actual benefits and expenses or whether the assets supporting our policy liabilities, together with future premiums, will be sufficient for payment of benefits and expenses. If we conclude that our reserves, together with future premiums, are insufficient to cover future policy benefits and expenses, we may seek to increase premiums where we are able to do so.

Updated assumptions may also require us to increase U.S. GAAP reserves for the guarantees in certain nontraditional long-duration contracts.

For certain of our products, market performance and interest rates (as well as the regulatory environment, as discussed further below) impact the level of statutory reserves and statutory capital we are required to hold, and may have an adverse effect on returns on capital associated with these products. Our ability to efficiently manage capital and economic reserve levels may be impacted, thereby impacting profitability and returns on capital.

We may be required to accelerate the amortization of DAC, DSI or VOBA, or be required to establish a valuation allowance against deferred income tax assets, any of which could adversely affect our results of operations and financial condition.

DAC represents the costs that vary with and are directly related to the successful acquisition of new and renewal insurance and annuity contracts, and we amortize these costs over the expected lives of the contracts. DSI represents amounts that are credited to a policyholder’s account balance as an inducement to purchase the contract, and we amortize these costs over the expected lives of the contracts. VOBA represents the present value of future profits embedded in acquired annuity contracts and is amortized over the expected lives of the acquired contracts. Management on an ongoing basis, tests the DAC, DSI and VOBA recorded on our balance sheet to determine if these amounts are recoverable under current assumptions. In addition, we regularly review the estimates and assumptions underlying DAC, DSI and VOBA for those products for which we amortize DAC, DSI and VOBA in proportion to gross profits. Given changes in facts and circumstances, these tests and reviews could lead to reductions in DAC, DSI and VOBA that could have an adverse effect on the results of our operations and our financial condition. Among other things, significant or sustained equity market declines as well as investment losses could result in acceleration of amortization of the DAC, DSI and VOBA, resulting in a charge to income. As discussed earlier, the amortization of DAC, DSI and VOBA is also sensitive to changes in interest rates.

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

During periods of market disruption, it may be difficult to value certain of our investment securities, if trading becomes less frequent or market data becomes less observable. There may be cases where certain assets in normally active markets with significant observable data become inactive with insufficient observable data due to the current financial environment or market conditions. In addition, the fair value of certain securities may be based on one or more significant unobservable inputs even in ordinary market conditions. As a result, valuations may include inputs and assumptions that require greater estimation and judgment as well as valuation methods which are more complex. These values may not be ultimately realizable in a market transaction, and such values may change very rapidly as market conditions change and valuation assumptions are modified. Decreases in value may have a material adverse effect on our results of operations or financial condition.

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

A downgrade in our financial strength ratings could potentially, among other things, increase the number or value of policy surrenders and withdrawals. In addition, a downgrade in Prudential Financial’s credit ratings could increase Prudential Financial’s borrowing costs and potentially make it more difficult to borrow funds, adversely affect the availability of financial guarantees, such as letters of credit, cause additional collateral requirements or other required payments under certain agreements, allow Prudential Global Funding’s (“PGF”) counterparties to terminate derivative agreements, and/or hurt relationships with creditors, distributors or trading counterparties thereby potentially negatively affecting our profitability, liquidity and/or capital. In addition, we consider our own risk of non-performance in determining the fair value of certain of our liabilities, including insurance liabilities that are classified as embedded derivatives under U.S. GAAP. Changes in Prudential Financial’s credit rating or our financial strength ratings may therefore affect the fair value of our liabilities.

We cannot predict what additional actions rating agencies may take, or what actions we may take in response to the actions of rating agencies, which could adversely affect our business. As with other companies in the financial services industry, our ratings could be downgraded at any time and without advance notice by any rating agency.

Losses due to defaults by others, including issuers of investment securities, reinsurers and derivative counterparties, insolvencies of insurers in jurisdictions where we write business and other factors could adversely affect the value of our investments, the realization of amounts contractually owed to us, result in assessments or additional statutory capital requirements or reduce our profitability or sources of liquidity.

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

The Company and its reinsurance affiliate use derivative instruments to hedge various risks, including certain guaranteed minimum benefits contained in many of our variable annuity products. We and our reinsurance affiliate enter into a variety of derivative instruments, including options, forwards, interest rate, credit default and currency swaps with an affiliate. Amounts that we expect to collect under current and future contracts, including, but not limited to reinsurance contracts, are subject to counterparty risk. Our obligations under our products are not changed by our hedging activities and we are liable for our obligations even if our derivative counterparties, or reinsurers, do not pay us. Such defaults could have a material adverse effect on our financial condition and results of operations.

Under state insurance guaranty association laws, we are subject to assessments, based on the share of business we write in the relevant jurisdiction, for certain obligations of insolvent insurance companies to policyholders and claimants.

Our investment portfolio is subject to risks that could diminish the value of our invested assets and the amount of our investment income, which could have an adverse effect on our results of operations or financial condition.

We record unrealized gains or losses on securities classified as “available-for-sale” in other comprehensive income (loss), and in turn recognize gains or losses in earnings when the gain or loss is realized upon the sale of the security or in the event that the decline in estimated fair value is determined to be other-than-temporary.

The occurrence of a major economic downturn, acts of corporate malfeasance, widening credit spreads, or other events that adversely affect the issuers or guarantors of securities or the underlying collateral of structured securities could cause (i) the market price of fixed maturity securities in our investment portfolio to decline, which could cause us to record gross unrealized losses, (ii) earnings on those securities to decline, which could result in lower earnings, and (iii) ultimately defaults, which could result in a charge to earnings. A ratings downgrade affecting issuers or guarantors of particular securities, or similar trends that could worsen the credit quality of our investments could also have a similar effect. In addition, a ratings downgrade affecting a security we hold could indicate the credit quality of that security has deteriorated and could increase the capital we must hold to maintain our RBC levels.

Our non-coupon investment portfolio is subject to additional risks. We invest a portion of our investments in hedge funds and private equity funds. The amount and timing of net investment income from such funds tends to be uneven as a result of the performance of the underlying investments.

The timing of distributions from such funds, which depends on particular events relating to the underlying investments, as well as the funds’ schedules for making distributions and their needs for cash, can be difficult to predict. As a result, the amount of net investment income from these investments can vary substantially from quarter to quarter. Significant volatility could adversely impact returns and net investment income on these investments. In addition, the estimated fair value of such investments may be impacted by downturns or volatility in equity markets. In our real estate portfolio, we are subject to declining prices or cash flows as a result of changes in the supply and demand of leasable space, creditworthiness of tenants and partners and other factors.

Certain Product Related Risks

Guarantees within certain of our products that protect policyholders may decrease our earnings or increase the volatility of our results of operations or financial position under U.S. GAAP if our hedging or risk management strategies prove ineffective or insufficient.

Certain of our products, particularly our variable annuity products, include guarantees of minimum surrender values or income streams for stated periods or for life, which may be in excess of account values. Downturns in equity markets, increased equity volatility, or (as discussed above) reduced interest rates could result in an increase in the valuation of liabilities associated with such guarantees, resulting in increases in reserves and reductions in net income. We use a variety of affiliated reinsurance hedging and risk management strategies, including product features, to mitigate these risks in part. These strategies may, however, not be fully effective. We and our reinsurance affiliate may also choose not to fully hedge these risks. Hedging instruments may not effectively offset the costs of guarantees or may otherwise be insufficient in relation to our obligations. Hedging instruments also may not change in value correspondingly with associated liabilities due to equity market or interest rate conditions or other reasons. We and our reinsurance affiliate sometimes choose to hedge these risks on a basis that does not correspond to their anticipated or actual impact upon our results of operations or financial position under U.S. GAAP. Changes from period to period in the valuation of these policy benefits, and in the amount of our obligations effectively hedged, will result in volatility in our results of operations and financial position under U.S. GAAP. Estimates and assumptions we make in connection with hedging activities may fail to reflect or correspond to our actual long-term exposure in respect of our guarantees. Further, the risk of increases in the costs of our guarantees not covered by our hedging and other capital and risk management strategies may become more significant due to changes in policyholder behavior driven by market conditions or other factors. The above factors, individually or collectively, may have a material adverse effect on our and our reinsurance affiliate’s results of operations, financial condition or liquidity.

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

Prudential Financial, the holding company for all of our operations, is subject to supervision by the Board of Governors of the FRB as a “Designated Financial Company” pursuant to Dodd-Frank. As a Designated Financial Company, Prudential Financial is and will be subject to substantial additional regulation as discussed further herein. In addition, the FSB identified Prudential Financial as a G-SII. As a result, U.S. financial regulators are expected to enhance their regulation of Prudential Financial to achieve a number of regulatory objectives. This additional regulation is likely to increase our operational, compliance and risk management costs, and could have an adverse effect on our business, results of operations or financial condition, including potentially increasing our capital levels and requiring us to hold additional liquid assets and therefore reducing our return on capital.

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

Many insurance regulatory and other governmental or self-regulatory bodies have the authority to review our products and business practices and those of our agents and employees and to bring regulatory or other legal actions against us if, in their view, our practices, or those of our agents or employees, are improper. These actions can result in substantial fines, penalties or prohibitions or restrictions on our business activities and could adversely affect our business, reputation, results of operations, financial condition or liquidity.

Insurance regulators continue to develop a principles-based reserving approach for life insurance products. The timing and the effect of these changes are uncertain.

In February 2014, the NY DFS notified PALAC that it did not agree with its calculation of statutory reserves (including the applicable credit for reinsurance) for New York financial reporting purposes in respect of certain variable annuity products. During the fourth quarter of 2014, PALAC reached an agreement with the NY DFS on a reserving methodology for these products. As a result, for year-end 2014 PALAC will hold additional statutory reserves on a New York basis. As of year-end 2014, PALAC held sufficient statutory surplus on a New York basis to satisfy these additional New York reserves, but such additional reserves will reduce New York statutory surplus. PALAC is not domiciled in New York, and these changes do not impact statutory reserves reported in Arizona, its state of domicile, or any states other than New York, and therefore do not impact PALAC’s Risk-Based Capital ratio. However, the agreed reserve methodology may require PALAC to hold additional New York statutory reserves in the future, which would result in a further reduction of New York statutory surplus. If PALAC were required to establish material additional reserves on a New York statutory accounting basis or post material amounts of additional collateral with respect to its annuity products, PALAC’s ability to deploy capital for other purposes could be affected and it could be required to obtain additional funding from Prudential Financial or its affiliates. In determining the New York basis reserve, New York reserve standards apply to PALAC’s New York and non-New York business. PALAC is in discussions with the NY DFS about steps to limit the application of these standards to PALAC’s New York business. These steps may include PALAC holding assets in trust, ceding risks to an affiliate and providing other forms of security for the benefit of PALAC’s New York business.

The failure of the Company to meet applicable RBC requirements or minimum statutory capital and surplus requirements could subject the Company to further examination or corrective action by state insurance regulators. The failure to maintain the RBC ratios of the Company at desired levels could also adversely impact our competitive position, including as a result of downgrades to our financial strength ratings.

Currently, there are several proposals to amend state insurance holding company laws to increase the scope of the regulation of insurance holding companies (such as Prudential Financial). These proposals include imposing standards for insurer corporate governance, enterprise risk management, group-wide supervision of insurance holding companies, adjustments to risk-based capital calculations to account for group-wide risks, and additional regulatory and disclosure requirements for insurance holding companies. In addition, state insurance regulators have focused attention on U.S. insurance solvency regulation pursuant to the NAIC’s “Solvency Modernization Initiative”, including regulatory review of companies’ risk management practices and analyses. This initiative has resulted in the recent adoption of the NAIC Risk Management and ORSA model act which, following enactment at the state level, will require larger insurers, beginning in 2015, to assess the adequacy of their and their group’s risk management and current and future solvency position. At this time, we cannot predict with any degree of certainty what additional capital requirements, compliance costs or other burdens these requirements may impose on Prudential Financial or its subsidiaries.

Compliance with applicable laws and regulations is time consuming and personnel-intensive, and changes in these laws and regulations may materially increase our direct and indirect compliance and other expenses of doing business, and thereby have a material adverse effect on our financial condition or results of operations.

See “Business—Regulation” for discussion of regulation of our business.

The Dodd-Frank Wall Street Reform and Consumer Protection Act subjects the Company, our parent and our affiliates to substantial additional federal regulation and we cannot predict the effect on our business, results of operations, cash flows or financial condition.

On September 19, 2013, the Council made a final determination that Prudential Financial should be subject to stricter prudential regulatory standards and supervision by the FRB as a “Designated Financial Company” pursuant to Dodd-Frank, thereby subjecting Prudential Financial to substantial federal regulation, much of it pursuant to regulations not yet promulgated. Dodd-Frank directs existing and newly-created government agencies and bodies to promulgate regulations implementing the law, a process that is underway and expected to continue over the next few years. We cannot predict with any certainty the requirements of the regulations recently or not yet adopted or how Dodd-Frank and such regulations will affect the financial markets generally, impact our business, Prudential Financial’s credit ratings or our financial strength ratings, results of operations, cash flows or financial condition or advise or require us to hold or raise additional capital or liquid assets. Key aspects of Dodd-Frank’s impact on us include:

—

As a Designated Financial Company, Prudential Financial is now subject to supervision and examination by the FRB and to stricter prudential standards, which include or will include requirements and limitations (some of which are the subject of ongoing rule-making) relating to RBC, leverage, liquidity, risk management and credit concentration, and a requirement to prepare and submit an annual plan for rapid and orderly resolution in the event of severe financial distress. If the FRB and the FDIC jointly determine that Prudential Financials’ plan is deficient, they may impose more stringent capital, leverage, or liquidity requirements, or restrictions on our growth, activities, or operations. Continuing failure to adequately remedy the deficiencies could result in the FRB and the FDIC jointly, in consultation with the Council, ordering divestiture of certain operations or assets to facilitate Prudential Financial’s orderly resolution. In addition, failure to meet defined measures of financial condition could result in substantial restrictions on our business and capital distributions. Prudential Financial will now also be subject to stress tests to be promulgated by the FRB which could cause Prudential Financial to alter our business practices or affect the perceptions of regulators, rating agencies, customers, counterparties or investors of our financial strength. We cannot predict the requirements of the regulations not yet adopted or how the FRB will apply these prudential standards to Prudential Financial as a Designated Financial Company. As a Designated Financial Company, Prudential Financial must also seek pre-approval from the FRB for acquisition of certain companies engaged in financial activities.

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

—

Dodd-Frank creates a new framework for regulation of the over-the-counter (“OTC”) derivatives markets which could impact various activities of PGF, Prudential Financial and the Company, which use derivatives for various purposes (including hedging interest rate, foreign currency and equity market exposures). While many of the regulations required to be promulgated under Dodd-Frank with respect to derivatives markets have been adopted by the applicable regulatory agencies, the regulations that remain to be adopted or that have not been fully implemented could substantially increase the cost of hedging and related operations, affect the profitability of our products or their attractiveness to our clients or cause us to alter our hedging strategy or implementation thereof or increase and/or change the composition of the risks we do not hedge. In particular, final rules regarding margin requirements for OTC derivatives have not been adopted, and any margin rules applicable to the Company or PGF may be more onerous than the collateral posting requirements under our existing OTC derivatives contracts.

—

Title II of Dodd-Frank provides that a financial company such as Prudential Financial may be subject to a special orderly liquidation process outside the federal bankruptcy code, administered by the FDIC as receiver, upon a determination that Prudential Financial is in default or in danger of default and presents a systemic risk to U.S. financial stability, Prudential Financial and its U.S. insurance subsidiaries would be subject to rehabilitation and liquidation proceedings under state insurance law. We cannot predict how creditors of Prudential Financial or its insurance and non-insurance subsidiaries, including the holders of Prudential Financial debt, will evaluate this potential or whether it will impact our financing or hedging costs.

See “Business—Regulation” for further discussion of the impact of Dodd-Frank on our business.

Foreign governmental actions could subject us to substantial additional regulation.

In addition to the adoption of Dodd-Frank in the United States, the FSB, has issued a series of proposals intended to produce significant changes in how financial companies, particularly companies that are members of large and complex financial groups, should be regulated.

On July 18, 2013, the FSB identified Prudential Financial as a G-SII. The framework policy measures for G-SIIs published by the IAIS include enhanced group-wide supervision, enhanced capital standards (including basic capital requirements “BCR” applicable to all group activities and higher loss absorption capital standards), enhanced liquidity planning and management, and development of a risk reduction plan and recovery and resolution plans. In October 2014, the IAIS concluded the development of its initial BCR framework. Depending on the directions of domestic group wide supervisors, G-SIIs such as Prudential Financial will be required to report their BCR results beginning in 2015 on a confidential basis. The BCR will continue to be revised and refined by the IAIS once the confidential reporting period begins, and a final capital framework for G-SIIs is anticipated by 2019. Policy measures applicable to G-SIIs would need to be implemented by legislation or regulation in each applicable jurisdiction. We cannot predict the outcome of our identification as a G-SII on the regulation of our businesses.

At the direction of the FSB, the IAIS is developing ComFrame for the supervision of IAIGs that contemplates “group wide supervision” across national boundaries, including uniform standards for insurer corporate governance and enterprise risk management, a framework for group capital adequacy assessment that accounts for group-wide risks, and the establishment of ongoing supervisory colleges. Prudential Financial qualifies as an IAIG. In October 2013, the IAIS announced that it expects to develop a risk-based global insurance capital standard applicable to IAIGs with implementation scheduled to begin in 2019, and in December 2014, it published a proposed standard for public comment. At this time, we cannot predict what additional capital requirements, compliance costs or other burdens these requirements would impose on us, if adopted.

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

Changes in U.S. federal, income tax law or in the income tax laws of other jurisdictions in the U.S. in which we operate could make some of our products less attractive to consumers and also increase our tax costs.

There is uncertainty regarding U.S. taxes both for individuals and corporations. Discussions in Washington continue concerning the need to reform the tax code, primarily by lowering tax rates and broadening the base by reducing or eliminating certain tax expenditures. Reducing or eliminating certain tax expenditures could make our products less attractive to customers. It is unclear whether or when Congress may take up overall tax reform and what would be the impact of reform on the Company and its products.

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

Congress, as well as state and local governments, also considers from time to time legislation that could increase the amount of corporate taxes we pay, thereby reducing earnings, for example, changes in the law relating to tax reserving methodologies for term life or universal life insurance policies with secondary guarantees or other products could result in higher current taxes.

The Obama Administration’s Revenue Proposals include proposals which, if enacted, would affect the taxation of life insurance companies and certain life insurance products. The proposals would also change the method used to determine the amount of dividend income received by a life insurance company on assets held in separate accounts used to support products, including variable life insurance and variable annuity contracts, that is eligible for the dividends received deduction, (“DRD”). The DRD reduces the amount of dividend income subject to tax and is a significant component of the difference between our actual tax expense and the expected tax amount determined using the federal statutory tax rate of 35%. If proposals of this type were enacted, the Company’s actual tax expense could increase, thereby reducing earnings.

Furthermore, the Administration’s Fiscal Year 2016 Revenue Proposals also include items that would change the way U.S. multinational corporations are taxed, as well as a liability-based fee on financial services companies, including insurance companies, with consolidated assets in excess of $50 billion. If these types of provisions are enacted into law, they could increase the amount of taxes Prudential Financial pays.

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

We rely on a combination of contractual rights with Prudential Insurance’s employees and third parties and on copyright, trademark, patent and trade secret laws to establish and protect our intellectual property. Although we endeavor to protect our rights, third parties may infringe or misappropriate our intellectual property. We may have to litigate to enforce and protect our copyrights, trademarks, patents, trade secrets and know-how or to determine their scope, validity or enforceability. This would represent a diversion of resources that may be significant and our efforts may not prove successful. The inability to secure or protect our intellectual property assets could have a material adverse effect on our business and our ability to compete.

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

Despite our implementation of a variety of security measures, our information technology and other systems could be subject to physical or electronic break-ins, unauthorized tampering or other security breaches, resulting in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to customers or in the misappropriation of our intellectual property or proprietary information. Many financial services institutions and companies engaged in data processing have reported breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disrupt or degrade service, sabotage systems or cause other damage, often through the introduction of computer viruses or malware, cyber attacks and other means.

Despite our efforts to ensure the integrity of our systems, it is possible that we may not be able to anticipate or to implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently or are not recognized until launched, and because cyber attacks can originate from a wide variety of sources, including third parties outside of Prudential Financial such as persons who are involved with organized crime or who may be linked to terrorist organizations or hostile foreign governments, as well as external service providers. Those parties may also attempt to fraudulently induce employees, customers or other users of Prudential Financial’s systems to disclose sensitive information in order to gain access to our data or that of our customers or clients. In addition, while the Company has certain standards for all vendors that provide us services, our vendors, and in turn, their own service providers, may become subject to a security breach, including as a result of their failure to perform in accordance with contractual arrangements.

Interruption in telecommunication, information technology and other operational systems, or a failure to maintain the security, confidentiality or privacy of sensitive data residing on such systems, whether due to actions by us or others, could delay or disrupt our ability to do business and service our customers, harm our reputation, result in a violation of applicable privacy and other laws, subject us to substantial regulatory sanctions and other claims, lead to a loss of customers and revenues, or financial loss to our customers and otherwise adversely affect our business.

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

There are, however, inherent limitations to risk management strategies because there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. If our risk management framework proves ineffective, the Company may suffer unexpected losses and could be materially adversely affected. As our businesses change and the markets in which we operate evolve, our risk management framework may not evolve at the same pace as those changes. In times of market stress, unanticipated market movements or unanticipated claims experience resulting from adverse mortality or morbidity, the effectiveness of our risk management strategies may be limited, resulting in losses to the Company. In addition, under difficult or less liquid market conditions, our risk management strategies may not be effective because other market participants may be using the same or similar strategies to manage risk under the same challenging market conditions. In such circumstances, it may be difficult or more expensive for the Company to mitigate risk due to the activity of such other market participants.

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

Models are utilized by our businesses and corporate areas primarily to project future cash flows associated with pricing products, calculating reserves and valuing assets, as well as in evaluating risk and determining capital requirements, among other uses. These models may not operate properly and may rely on assumptions and projections that are inherently uncertain. As our businesses continue to grow and evolve, the number and complexity of models we utilize expands, increasing our exposure to error in the design, implementation or use of models, including the associated input data and assumptions.

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

In our investments in which we hold a minority interest, or that are managed by third parties, we lack management and operational control over operations, which may prevent us from taking or causing to be taken actions to protect or increase the value of those investments. In those jurisdictions where we are constrained by law from owning a majority interest in jointly owned operations, our remedies in the event of a breach by a joint venture partner may be limited (e.g., we may have no ability to exercise a “call” option).

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

—

A man-made or natural disaster could result in disruptions in our operations, losses in our investment portfolio or the failure of our counterparties to perform, or cause significant volatility in global financial markets.

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

Finally, climate change may increase the frequency and severity of weather related disasters. In addition, climate change regulation may affect the prospects of companies and other entities whose securities we hold and other counterparties, including reinsurers, and affect the value of investments, including real estate investments that we hold. We cannot predict the long term impacts on us from climate change or related regulation.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Company occupies office space in Shelton, Connecticut, which is leased from an affiliate, Prudential Annuities Information Services and Technology Corporation, as described under “Expense Charges and Allocations” in Note 13 to the Financial Statements.

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

Regulatory Developments

Prudential Financial is a “Designated Financial Company” under Dodd-Frank. As a Designated Financial Company, Prudential Financial is subject to supervision and examination by the Federal Reserve Bank of Boston and to prudential regulatory standards under the Dodd-Frank Act. The Financial Stability Board (the “FSB”), consisting of representatives of national financial authorities of the G20 nations, has also identified Prudential Financial as a G-SII that is to be subject to enhanced regulation.

In December 2014, an amendment to the Collins Amendment was enacted to clarify that, in establishing minimum capital requirements for insurance holding companies that the Board of Governors of the FRB supervises (including Designated Financial Companies such as Prudential Financial), the FRB is permitted to exclude certain insurance activities from such requirements. For a discussion of regulation under the Dodd-Frank Act, see “Business—Regulation—Dodd-Frank Wall Street Reform and Consumer Protection Act”.

During the fourth quarter of 2014, the Company reached an agreement with the NY DFS on reserving methodologies for New York financial reporting purposes in respect of certain variable annuity products. For a discussion of the impact of the agreement, see “Business—Regulation—State Insurance Regulation—Insurance Reserves and Regulatory Capital”.

For additional information on the potential impacts of regulation on the Company, including the topics described above, see “Business—Regulation” and “Risk Factors”.

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

Effective February 25, 2013, the Advanced Series Trust (“AST”) adopted a Rule 12b-1 Plan under the Investment Company Act of 1940 with respect to most of the AST portfolios that are offered through the Company’s variable annuity and variable life investment products. Under the Rule 12b-1 Plan, AST pays an affiliate of the Company for distribution and administrative services. Prior to the adoption of the 12b-1 Plan, the Company received an administrative service fee from AST and incurred expenses associated with administrative services provided.

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

Accounting Policies and Pronouncements

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

Deferred Policy Acquisition and Other Costs

We capitalize costs that are directly related to the acquisition of annuity contracts. These costs primarily include commissions, as well as costs of policy issuance and underwriting and certain other expenses that are directly related to successfully negotiated contracts. We have also deferred costs associated with sales inducements offered in the past related to our variable and fixed annuity contracts. Sales inducements are amounts that are credited to the policyholder’s account balance as an inducement to purchase the contract. For additional information about sales inducements, see Note 7 to the Financial Statements. We generally amortize these deferred policy acquisition costs (“DAC”), and deferred sales inducements (“DSI”), over the expected lives of the contracts, based on our estimates of the level and timing of gross profits. As described in more detail below, in calculating DAC and DSI amortization we are required to make assumptions about investment returns, mortality, persistency, and other items that impact our estimates of the level and timing of gross profits. We also periodically evaluate the recoverability of our DAC and DSI. For certain contracts, this evaluation is performed as part of our premium deficiency testing, as discussed further below in “—Policyholder Liabilities.” As of December 31, 2014, DAC and DSI were $1,114 million and $665 million, respectively.

Amortization methodologies

We amortize DAC and other costs over the expected life of the contracts in proportion to total gross profits. Total gross profits include both actual gross profits and estimates of gross profits for future periods. In calculating gross profits, we consider mortality, persistency, and other elements as well as rates of return on investments associated with these contracts, and the cost related to our guaranteed minimum death and guaranteed minimum income benefits. Gross profits and amortization rates also include the impacts of the embedded derivatives associated with certain of the living benefit features of our variable annuity contracts and related hedging activities. In calculating amortization expense, we estimate the amounts of gross profits that will be included in our U.S. GAAP results, and utilize these estimates to calculate amortization rates and expense amounts. In addition, in calculating gross profits, we include the profits and losses related contracts previously issued by the Company that are reported in affiliated legal entities other than the Company as a result of, for example, reinsurance agreements with those affiliated entities, as discussed below. The Company is an indirect subsidiary of Prudential Financial (an SEC registrant) and has extensive transactions and relationships with other subsidiaries of Prudential Financial, including reinsurance agreements, as discussed in Note 13 to the Financial Statements. Incorporating all product-related profits and losses in gross profits, including those that are reported in affiliated legal entities, produce a DAC amortization pattern representative of the total economics of the products. For a further discussion of the amortization of DAC and other costs, see “—Results of Operations.”

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

Annual assumptions review and quarterly adjustments

Annually, we perform a comprehensive review of the assumptions used in estimating gross profits for future periods. Results for all reported periods reflect performance of this review in the third quarter of each year. Beginning in 2015, we will perform our annual review of assumptions during the second quarter. Over the last several years, the Company’s most significant assumption updates resulting in a change to expected future gross profits and the amortization of DAC and DSI have been related to lapse experience and other contractholder behavior assumptions, mortality, and revisions to expected future rates of returns on investments. These assumptions may also cause potential significant variability in amortization expense in the future. The impact on our results of operations of changes in these assumptions can be offsetting and we are unable to predict their movement or offsetting impact over time.

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

The quarterly adjustments for market performance referred to above reflect the impact of changes to our estimate of total gross profits to reflect actual fund performance and market conditions. A significant portion of gross profits for our variable annuity contracts are dependent upon the total rate of return on assets held in separate account investment options. This rate of return influences the fees we earn and costs we incur associated with the guaranteed minimum death and guaranteed minimum income benefit features related to our variable annuity contracts, as well as other sources of profit. Returns that are higher than our expectations for a given period produce higher than expected account balances, which increase the future fees we expect to earn and decrease the future costs we expect to incur associated with the guaranteed minimum death and guaranteed minimum income benefit features related to our variable annuity contracts. The opposite occurs when returns are lower than our expectations. The changes in future expected gross profits are used to recognize a cumulative adjustment to all prior periods’ amortization.

The near-term future equity rate of return assumptions used in evaluating DAC and DSI are derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return, we use our maximum future rate of return. Historically, we have utilized a four year near-term period and a 13% maximum future rate of return in applying this methodology. Beginning in the third quarter of 2014, we adjust future projected equity returns over a five year near-term period and utilize a 15% maximum. As of December 31, 2014, we assume an 8.0% long-term equity expected rate of return and a 3.5% near-term mean reversion equity rate of return.

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

The following table provides a demonstration of the sensitivity of each of these balances relative to our future rate of return assumptions by quantifying the adjustments to each balance that would be required assuming both an increase and decrease in our future rate of return by 100 basis points. The sensitivity includes both an increase and decrease of 100 basis points to the future rate of return assumptions in all years. The information below is for illustrative purposes only and considers only the direct effect of changes in our future rate of return on the DAC and DSI balances and not changes in any other assumptions such as persistency, mortality, or expenses included in our evaluation of DAC and DSI. Further, this information does not reflect changes in reserves, such as the reserves for the guaranteed minimum death and optional living benefit features of our variable annuity products, or the impact that changes in such reserves may have on the DAC and DSI balances.

	December 31, 2014

	Increase/(Decrease) in DAC	Increase/(Decrease) in DSI

	(in millions)
Increase in future rate of return by 100 basis points	$46	$27
Decrease in future rate of return by 100 basis points	$(49)	$(29)

In addition to the impact of market performance relative to our future rate of return assumptions, other factors may also drive variability in amortization expense, particularly when our annual assumption updates are performed. As noted above, however, the impact on our results of operations of changes in these assumptions can be offsetting and we are unable to predict their movement or offsetting impact over time. In 2014, updates to lapse and utilization assumptions drove the most significant changes to amortization expense. For a discussion of DAC and DSI adjustments for the years ended December 31, 2014 and 2013, see “Results of Operations”.

Value of Business Acquired

In addition to DAC and DSI, we also recognize an asset for value of business acquired, or VOBA. VOBA is an intangible asset which represents an adjustment to the stated value of acquired inforce insurance contract liabilities to present them at fair value, determined as of the acquisition date. VOBA is amortized over the expected life of the acquired contracts in proportion to estimated gross profits, depending on the type of contract. VOBA is also subject to recoverability testing. As of December 31, 2014, VOBA was $39.7 million. For additional information about VOBA including its bases for amortization, see Note 5 of the Financial Statements.

Valuation of Investments, Including Derivatives, and the Recognition of Other-than-Temporary Impairments

Our investment portfolio consists of public and private fixed maturity securities, commercial mortgage and other loans, equity securities, other invested assets, and derivative financial instruments. Derivatives are financial instruments whose values are derived from interest rates, foreign currency exchange rates, financial indices or the values of securities. Derivative financial instruments we generally use include swaps, and options. We are also party to financial instruments that contain derivative instruments that are “embedded” in the financial instruments. Management believes the following accounting policies related to investments, including derivatives, are most dependent on the application of estimates and assumptions. Each of these policies is discussed further within other relevant disclosures related to the investments and derivatives, as referenced below:

—	Valuation of investments, including derivatives

—	Recognition of other-than-temporary impairments

—	Determination of the valuation allowance for losses on commercial mortgage and other loans

We present at fair value in the statements of financial position our investments classified as available-for-sale including fixed maturity and equity securities investments classified as trading such as our trading account assets supporting insurance liabilities, derivatives and embedded derivatives. For additional information regarding the key estimates and assumptions surrounding the determination of fair value of fixed maturity and equity securities, as well as derivative instruments, embedded derivatives and other investments, see Note 10 to the Financial Statements.

For our investments classified as available-for-sale, the impact of changes in fair value is recorded as an unrealized gain or loss in “Accumulated other comprehensive income” (“AOCI”), a separate component of equity. For our investments classified as trading, the impact of changes in fair value is recorded within “Asset administration fees and other income.” In addition, investments classified as available-for-sale are subject to impairment reviews to identify when a decline in value is other-than-temporary. For a discussion of our policies regarding other-than-temporary declines in investment value and the related methodology for recording other-than-temporary impairments of fixed maturity and equity securities, see Note 2 to the Financial Statements.

Commercial mortgage and other loans are carried primarily at unpaid principal balances, net of unamortized deferred loan origination fees and expenses and unamortized premiums or discounts and a valuation allowance for losses. For a discussion of our policies regarding the valuation allowance for commercial mortgage and other loans see Note 2 to the Financial Statements.

Policyholder Liabilities

Future Policy Benefit Reserves

We establish reserves for future policy benefits to, or on behalf of, policyholders in the same period in which the policy is issued or acquired, using methodologies prescribed by U.S. GAAP. The reserving methodologies used for our business include the following:

—

For certain reserves, such as our contracts with guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”) and no lapse guarantees, we utilize current best estimate assumptions in establishing reserves. The reserves are subject to adjustments based on annual reviews of assumptions and quarterly adjustments for experience, including market performance, and the reserves may be adjusted through a benefit or charge to current period earnings.

—

For certain product guarantees, primarily certain living benefit features of the variable annuity products, the benefits are accounted for as embedded derivatives, with fair values calculated as the present value of expected future benefit payments to contractholders less the present value of assessed rider fees attributable to the embedded derivative feature. Under U.S. GAAP, the fair values of these benefit features are based on assumptions a market participant would use in valuing these embedded derivatives. Changes in the fair value of the embedded derivatives are recorded quarterly through a benefit or charge to current period earnings.

The assumptions used in establishing reserves are generally based on the Company’s experience, industry experience and/or other factors, as applicable. We typically update our actuarial assumptions, such as mortality, morbidity, and policyholder behavior assumptions annually, unless a material change is observed in an interim period that we feel is indicative of a long-term trend. Generally, we do not expect trends to change significantly in the short-term and, to the extent these trends may change, we expect such changes to be gradual over the long-term. In a sustained low interest rate environment, there is an increased likelihood that the reserves determined based on best estimate assumptions may be greater than the net liabilities. The following paragraphs provide additional details about our reserves.

Future policy benefits also include reserves for the GMDB and GMIB features of our variable annuities, and for the optional living benefit features that are accounted for as embedded derivatives. As discussed above, in establishing reserves for GMDBs and GMIBs, we utilize current best estimate assumptions. The primary assumptions used in establishing these reserves include annuitization, lapse, withdrawal and mortality assumptions, as well as interest rate and equity market return assumptions. Lapse rates are adjusted at the contract level based on the in-the-moneyness of the living benefit and reflect other factors, such as the applicability of any surrender charges. Lapse rates are reduced when contracts are more in-the-money. Lapse rates are also generally assumed to be lower for the period where surrender charges apply.

The reserves for certain living benefit features, including guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”), are accounted for as embedded derivatives, with fair values calculated as the present value of expected future benefit payments to contractholders less the present value of assessed rider fees attributable to the embedded derivative feature. This methodology could result in either a liability or contra-liability balance, given changing capital market conditions and various actuarial assumptions. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally-developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The significant inputs to the valuation models for these embedded derivatives include capital market assumptions, such as interest rate levels and volatility assumptions, the Company’s market-perceived risk of its own non-performance (“NPR”), as well as actuarially determined assumptions, including contractholder behavior, such as lapse rates, benefit utilization rates, withdrawal rates, and mortality rates. Capital market inputs and actual contractholders’ account values are updated each quarter based on capital market conditions as of the end of the quarter, including interest rates, equity markets and volatility. In the risk neutral valuation, the initial swap curve drives the total returns used to grow the contractholders’ account values. The Company’s discount rate assumption is based on the LIBOR swap curve adjusted for an additional spread relative to LIBOR to reflect NPR. Actuarial assumptions, including contractholder behavior and mortality, are reviewed at least annually, and updated based upon emerging experience, future expectations and other data, including any observable market data, such as available industry studies or market transactions such as acquisitions and reinsurance transactions. For additional information regarding the valuation of these optional living benefit features, see Note 10 to the Financial Statements.

Sensitivity for Future Policy Benefit Reserves

We expect the future benefit reserves that are based on current best estimate assumptions, and those that represent embedded derivatives recorded at fair value to be the ones most likely to drive variability in earnings from period to period.

For the GMDB and GMIB features of our variable annuities, the reserves for these contracts are significantly influenced by the future rate of return assumptions. The following table provides a demonstration of the sensitivity of the reserves for GMDBs and GMIBs related to variable annuity contracts relative to our future rate of return assumptions by quantifying the adjustments to these reserves that would be required assuming both a 100 basis point increase and decrease in our future rate of return. The information below is for illustrative purposes only and considers only the direct effect of changes in our future rate of return on operating results due to the change in the reserve balance and not changes in any other assumptions such as persistency or mortality included in our evaluation of the reserves, or any changes on DAC or other balances, discussed above in “—Deferred Policy Acquisition and Other Costs.”

December 31, 2014
Increase/(Decrease) in GMDB/GMIB Reserves
(in millions)
Increase in future rate of return by 100 basis points	$(39)
Decrease in future rate of return by 100 basis points	$45

In addition to the impact of market performance relative to our future rate of return assumptions, other factors may also drive variability in the change in reserves, particularly when our annual assumption updates are performed. As noted above, however, the impact on our results of operations of changes in these assumptions can be offsetting and we are unable to predict their movement or offsetting impact over time. In 2014, updates to projected interest rate assumptions, partially offset by refinements to our methodology for applying reversion to the mean, drove the most significant changes to these reserves. For a discussion of adjustments to the reserves for GMDBs and GMIBs for the years ended December 31, 2014 and 2013, see “—Results of Operations”.

For certain living benefit features of the variable annuities that are accounted for as embedded derivatives, the changes in reserves are significantly impacted by changes in both the capital markets assumptions and actuarial assumptions. Capital market inputs and actual contractholders’ account values are updated each quarter based on capital market conditions as of the end of the quarter, while actuarial assumptions are reviewed at least annually, and updated based upon emerging experience, future expectations and other data. For additional information about the impacts of capital markets assumptions, including interest rates, NPR credit spreads and equity returns, refer to “Quantitative and Qualitative Disclosures About Market Risk” below. In 2014, updates to lapse rate assumptions drove the most significant changes to these reserves. Other factors may also drive variability in the change in reserves, particularly when our annual assumption updates are performed. As noted above, however, the impact on our results of operations of changes in these assumptions can be offsetting and we are unable to predict their movement or offsetting impact over time. For a discussion of the drivers of the changes in our optional living benefit features for the years ended December 31, 2014 and 2013, see “—Results of Operations.”

The Company’s liability for future policy benefits also includes reserves based on the present value of estimated future payments to or on behalf of contractholders, where the timing and amount of payment depends on policyholder mortality. Expected mortality is generally based on Company experience, industry data and/or other factors. Interest rate assumptions are based on factors such as market conditions and expected investment returns. Although mortality and interest rate assumptions are “locked-in” upon the issuance of new insurance or annuity business with fixed and guaranteed terms, significant changes in experience or assumptions may require the Company to provide for expected future losses on a product by establishing premium deficiency reserves. Premium deficiency reserves are established, if necessary, when the liability for future policy benefits plus the present value of expected future gross premiums are determined to be insufficient to provide for expected future policy benefits and expenses.

Taxes on Income

Our effective tax rate is based on income, non-taxable and non-deductible items, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate. Inherent in determining our annual tax rate are judgments regarding business plans, planning opportunities and expectations about future outcomes.

An increase or decrease in our effective tax rate by one percent of income (loss) from continuing operations before income taxes, would have resulted in an increase or decrease in our income from continuing operations in 2014 of $3 million.

The Company’s liability for income taxes includes the liability for unrecognized tax benefits and interest that relate to tax years still subject to review by the Internal Revenue Service (“IRS”) or other taxing authorities. See Note 9 to the Financial Statements for a discussion of the impact in 2012, 2013 and 2014 of changes to our total unrecognized tax benefits. We do not anticipate any significant changes within the next 12 months to our total unrecognized tax benefits related to tax years for which the statute of limitations has not expired.

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

Adoption of New Accounting Pronouncements

There were no new accounting pronouncements adopted during 2014 requiring the application of critical accounting estimates. See Note 2 to the Financial Statements for a complete discussion of newly issued accounting pronouncements.

Changes in Financial Position

2014 versus 2013

Total assets decreased by $1.0 billion from $53.5 billion at December 31, 2013 to $52.5 billion at December 31, 2014. Separate account assets decreased $2.5 billion primarily driven by net outflows on the runoff block and policy charges, partially offset by market appreciation and the impact of the asset transfer feature which moved contractholder account values from the general account to the separate account due to favorable markets in 2014. Total investments decreased $0.4 billion primarily due to asset sales associated with contractholder surrenders and the impact of the asset transfer feature which moved contractholder account values from the general account to the separate account due to favorable markets in 2014. DAC and DSI decreased $0.4 billion primarily resulting from base amortization. Partially offsetting the above decrease was an increase in reinsurance recoverables of $2.2 billion related to the reinsured liability for living benefit embedded derivatives primarily resulting from an increase in the present value of future expected benefit payments driven by decreases in interest rates and the impact of the annual assumption update.

Total liabilities decreased by $1.0 billion, from $51.8 billion at December 31, 2013 to $50.8 billion at December 31, 2014. Separate account liabilities decreased $2.5 billion offsetting the decrease in separate accounts assets above. Policyholders’ account balance decreased $0.6 billion primarily driven by account value runoff due to contractholder surrenders and the impact of the asset transfer feature which moved contractholder account values from the general account to the separate account, as discussed above. In addition, short-term debt decreased by $0.2 billion driven by a repayment of debt with Prudential Financial. Partially offsetting the above decrease was an increase in Future policy benefits and other policyholder liabilities of $2.4 billion primarily driven by the mark-to-market of the liability for living benefit embedded derivatives, as discussed above.

Total equity was relatively unchanged from December 31, 2013 to December 31, 2014, reflecting dividends of $0.3 billion paid to our parent, Prudential Annuities, Inc., partially offset by net income of $0.3 billion.

Results of Operations

2014 versus 2013 Annual Comparison

Income from Operations before Income Taxes

Income from operations before income taxes decreased $921 million from $1,180 million in 2013 to $259 million in 2014. Excluding the impact on amortization of DAC and other costs, and on the reserves for the GMDB and GMIB features, due to the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions and of changes in the estimated profitability of the business, as discussed in more detail below, income from operations before income taxes increased $181 million. The increase was primarily related to the mark-to-market of our non-reinsured living benefit features and related hedge positions, primarily due to net hedge losses and increasing interest rates in 2013.

The impact on amortization due to the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions and the changes in the estimated profitability of the business resulted in a net charge of $138 million in 2014. The net charge primarily reflects NPR gains in 2014 due to declining interest rates, partially offset by a net benefit driven by an annual review and update of assumptions, as discussed above. The net benefit of $964 million in 2013 primarily reflects NPR losses due to increasing interest rates and an annual review and update of assumptions as discussed above.

Revenues, Benefits and Expenses

Revenues increased $130 million, primarily driven by a favorable variance in realized gains and losses of $192 million primarily due to differences between the mark-to-market of the non-reinsured portion of the living benefit embedded derivative liability and related hedge positions, as discussed above. Offsetting this benefit was a decrease in net investment income of $54 million primarily as a result of lower portfolio yields due to lower reinvestment rates and lower average annuity account values in the general account.

Benefits and expenses increased $1,051 million. Excluding the $1,102 million impacts of the amortization of DAC and other costs and to the reserves for the GMDB and GMIB features as discussed above, benefits and expenses decreased $51 million, primarily driven by lower interest credited due to lower average annuity account values in the general account, and lower interest expense due to a pay-down of debt as discussed above.

Income Taxes

Shown below is our income tax provision for the years ended December 31, 2014 and 2013, separately reflecting the impact of certain significant items. Also presented below is the income tax provision that would have resulted from application of the statutory 35% federal income tax rate in each of these periods.

		2014		2013

		(in millions)
Tax provision	$	9	$	332
Impact of:
Non taxable investment income		69		70
Tax credits		13		11
Other		-		1

Tax provision at statutory rate	$	91	$	413

Our income tax provision amounted to an income tax expense of $9 million and $332 million in 2014 and 2013, respectively. The decrease in income tax expense primarily reflects the decrease in pre-tax income from continuing operations for the year ended December 31, 2014.

We employ various tax strategies, including strategies to minimize the amount of taxes resulting from realized capital gains.

For additional information regarding income taxes, see Note 9 to the Financial Statements.

Liquidity and Capital Resources

Overview

Liquidity refers to the ability to generate sufficient cash resources to meet the payment obligations of the Company. Capital refers to the long term financial resources available to support the operations of our business, fund business growth, and provide a cushion to withstand adverse circumstances. Our ability to generate and maintain sufficient liquidity and capital depends on the profitability of our business, general economic conditions, our ability to borrow from affiliates and our access to the capital markets through affiliates as described herein.

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

Prudential Financial is a “Designated Financial Company” under the Dodd-Frank Act. As a Designated Financial Company, Prudential Financial is subject to supervision and examination by the Federal Reserve Bank of Boston and to prudential regulatory standards, which include or will include requirements and limitations (some of which are the subject of ongoing rule-making) relating to risk-based capital, leverage, liquidity, stress-testing, overall risk management, resolution plans and early remediation; and may also include additional standards regarding capital, public disclosure, short-term debt limits, and other related subjects. In addition, the FSB has identified Prudential Financial as a G-SII. For information on these recent actions and their potential impact on Prudential Financial, see “Business—Regulation” and “Risk Factors”.

Capital

Our capital management framework is primarily based on statutory risk based capital (“RBC”) measures. The RBC ratio is a primary measure of the capital adequacy of the Company. RBC is calculated based on statutory financial statements and risk formulas consistent with the practices of the NAIC. RBC considers, among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. RBC ratio calculations are intended to assist insurance regulators in measuring an insurer’s solvency and ability to pay future claims. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities, but is available to the public. The RBC ratio is an annual calculation. As of December 31, 2014 the Company’s RBC ratio exceeds the minimum level required by applicable insurance regulations.

The regulatory capital level of the Company can be materially impacted by interest rate and equity market fluctuations, changes in the values of derivatives, the level of impairments recorded, and credit quality migration of the investment portfolio, among other items. Further, the recapture of business subject to third-party reinsurance arrangements due to defaults by, or credit quality migration affecting, the third-party reinsurers or for other reasons could negatively impact regulatory capital levels.

In addition, the NAIC recently finalized new guidance regarding the calculation of Total Adjusted Capital (“TAC”) that directly affects the calculation of the RBC ratio. The new guidance, which is effective for December 31, 2014, limits the portion of an insurer’s asset valuation reserve that can be counted as TAC to the amount not utilized in asset adequacy testing. This guidance did not have a material impact on the Company’s RBC ratio.

The Company’s regulatory capital level is also affected by statutory accounting rules, which are subject to change by each applicable insurance regulator. As discussed in “Business—Regulation,” during the fourth quarter of 2014, we reached an agreement with the NY DFS on reserving methodologies for New York financial reporting purposes in respect of certain variable annuity products. The Company evaluates its regulatory capital under reasonably foreseeable stress scenarios and believes we have adequate resources to maintain our capital levels comfortably above regulatory requirements under these scenarios.

On December 19, 2014 and June 27, 2014, the Company paid dividends of $75 million and $267 million, respectively, to its parent, Prudential Annuities, Inc. On December 16, 2013 and June 26, 2013, the Company paid dividends of $100 million and $184 million, respectively, to our parent, Prudential Annuities, Inc. On December 11, 2012 and June 29, 2012, the Company paid dividends of $160 million and $248 million, respectively, to Prudential Annuities, Inc.

Capital Protection Framework

We employ a “Capital Protection Framework” to ensure that sufficient capital resources are available to maintain adequate capitalization and a competitive RBC ratio, under various stress scenarios. The Capital Protection Framework incorporates the potential impacts from market related stresses, including equity markets, real estate, interest rates, and credit losses. Potential sources of capital include on-balance sheet capital, derivatives and contingent sources of capital. Although we continue to enhance our approach, we believe we currently have access to sufficient resources to maintain adequate capitalization and a competitive RBC ratio under a range of potential stress scenarios.

Affiliated Captive Reinsurance

Prudential Financial and the Company uses captive reinsurance companies to more effectively manage our reserves and capital on an economic basis and to enable the aggregation and transfer of risks. Pruco Re assumes business from affiliates only. To support the risks Pruco Re assumes, the captives are capitalized to a level we believe is consistent with the “AA” financial strength rating targets of Prudential Financial’s insurance subsidiaries. Pruco Re is a wholly-owned subsidiary of Prudential Financial, domiciled in Arizona, which is the state of domicile of PALAC. In addition to state insurance regulation, Pruco Re is subject to internal policies governing its activities. In the normal course of business Prudential Financial contributes capital to the captives to support business growth and other needs. Prudential Financial has also entered into support agreements with captives in connection with financing arrangements.

We reinsure variable annuity living benefit guarantees to an affiliated captive reinsurance company, Pruco Re. This enables Prudential Financial to aggregate these risks within Pruco Re and manage them more efficiently through a hedging program. On August 31, 2013, the Company redomesticated from Connecticut to Arizona, and, as a result, PALAC is able to claim reinsurance reserve credit for business ceded to Pruco Re without the need for Pruco Re to post collateral.

Liquidity

Our liquidity is managed to ensure stable, reliable and cost-effective sources of cash flows to meet all of our obligations. Liquidity is provided by a variety of sources, including portfolios of liquid assets. Our investment portfolios are integral to the overall liquidity of the Company. The impact of Prudential Funding, LLC’s financing capacity on liquidity (as described below) is considered in the internal liquidity measures of the Company. We continue to believe that cash generated by ongoing operations and the liquidity profile of our assets provide sufficient liquidity under reasonably foreseeable stress scenarios for the Company.

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

Liquid Assets

Liquid assets include cash and cash equivalents, short-term investments, fixed maturities that are not designated as held-to-maturity and public equity securities. As of December 31, 2014 and 2013, the Company had liquid assets of $2.9 billion and $3.4 billion, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $0.1 billion as of December 31, 2014 and 2013, respectively. As of December 31, 2014, $2.6 billion, or 91%, of the fixed maturity investments in company general account portfolios were rated high or highest quality based on NAIC or equivalent rating. The remaining $0.2 billion, or 9%, of these fixed maturity investments were rated other than high or highest quality.

Given the size and liquidity profile of our investment portfolios, we believe that claim experience, including contractholder withdrawals and surrenders, varying from our projections does not constitute a significant liquidity risk. Our asset/liability management process takes into account the expected maturity of investments and expected claim payments as well as the specific nature and risk profile of the liabilities. To the extent we need to pay claims in excess of projections, we may borrow temporarily or sell investments sooner than anticipated to pay these claims, which may result in increased borrowing costs or realized investment gains or losses affecting results of operations. The payment of claims and sale of investments earlier than anticipated would have an impact on the reported level of cash flow from operating and investing activities, respectively, in our financial statements. Historically, there has been no significant variation between the expected maturities of our investments and the payment of claims.

Prudential Funding, LLC

Prudential Financial and Prudential Funding, LLC (“Prudential Funding”), a wholly-owned subsidiary of Prudential Insurance, borrow funds in the capital markets through the direct issuance of commercial paper. The borrowings serve as an additional source of financing to meet our working capital needs. Prudential Funding operates under a support agreement with Prudential Insurance whereby Prudential Insurance has agreed to maintain Prudential Funding’s positive tangible net worth at all times.

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

Our risk management process utilizes a variety of tools and techniques, including:

—	Measures of price sensitivity to market changes (e.g., interest rates, equity index prices, foreign exchange, credit spreads);
—	Asset/liability management analytics;
—	Stress scenario testing;
—	Hedging programs; and
—	Risk management governance, including policies, limits and a market risk oversight committee.

Market Risk Mitigation

Risk mitigation takes three primary forms:

1.	Managing assets to liability-based limits on net exposure. For example, investment policies identify target durations for assets based on liability characteristics and asset portfolios are managed to ranges around them. This mitigates potential unanticipated economic losses from interest rate movements.
2.	Hedging non-strategic exposures. For example, our investment policies generally require hedging currency risk for all cash flows not offset by similarly denominated liabilities.
3.	Management of portfolio concentration risk. For example, ongoing monitoring and management at the enterprise level of key rate, currency and other concentration risks support diversification efforts to mitigate exposure to individual markets and sources of liquidity strain.

Market Risk Related to Interest Rates

Assets that subject us to interest rate risk primarily include fixed maturity securities, commercial mortgage and other loans and policy loans. Liabilities that subject us to interest rate risk primarily include fixed immediate annuities and policyholder account balances relating to fixed rate annuities and the fixed investment option offered in our variable life insurance and annuity contracts, certain guaranteed benefit features accounted for as embedded derivatives, and outstanding short-term and long-term debt. Changes in interest rates create risk that the resulting changes in asset values will differ from the changes in the value of the liabilities relating to the underlying or hedged products. Derivatives that subject us to interest rate risk primarily include interest rate swaps and options. Additionally, changes in interest rates may impact other items including, but not limited to, the following:

—	Net investment spread between the amounts that we are required to pay and the rate of return we are able to earn on investments for certain products supported by general account investments;
—	Asset-based fees earned on assets under management or contractholder account values;
—	Estimated total gross profits and the amortization of deferred policy acquisition and other costs;
—	Net exposure to the guarantees provided under certain products; and
—	Our capital levels.

In order to mitigate the unfavorable impact that the current interest rate environment has on our net interest margins, we employ a proactive asset-liability management program, which includes strategic asset allocation and derivative strategies within a disciplined risk management framework. These strategies seek to match the characteristics of our products, and to approximate the interest rate sensitivity of the assets with the estimated interest rate sensitivity of the product liabilities. Our asset-liability management program also helps manage duration gaps, currency and other risks between assets and liabilities through the use of derivatives. We adjust this dynamic process as products change, as customer behavior changes and as changes in the market environment occur. As a result, our asset-liability management process has permitted us to manage interest rate risk successfully through several market cycles.

We use duration and convexity analyses to measure price sensitivity to interest rate changes. Duration measures the relative sensitivity of the fair value of a financial instrument to changes in interest rates. Convexity measures the rate of change of duration with respect to changes in interest rates. We use asset/liability management and derivative strategies to manage our interest rate exposure by matching the relative sensitivity of asset and liability values to interest rate changes, or controlling “duration mismatch” of assets and liabilities. We have duration mismatch constraints. As of December 31, 2014 and 2013, the difference between the duration of assets and the target duration of liabilities in our duration managed portfolios was within our policy limits. We consider risk-based capital and tax implications as well as current market conditions in our asset/liability management strategies.

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

We assess the impact of interest rate movements on the value of our financial assets, financial liabilities and derivatives using hypothetical test scenarios that assume either upward or downward 100 basis point parallel shifts in the yield curve from prevailing interest rates, reflecting changes in either credit spreads or the risk-free rate. The following table sets forth the net estimated potential loss in fair value on these financial instruments from a hypothetical 100 basis point upward shift at December 31, 2014 and 2013. This table is presented on a gross basis and excludes offsetting impacts to insurance liabilities that are not considered financial liabilities under U.S. GAAP. This scenario results in the greatest net exposure to interest rate risk of the hypothetical scenarios tested at those dates. While the test scenario is for illustrative purposes only and does not reflect our expectations regarding future interest rates or the performance of fixed income markets, it is a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These test scenarios do not measure the changes in value that could result from non-parallel shifts in the yield curve, which we would expect to produce different changes in discount rates for different maturities. As a result, the actual loss in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations. The estimated changes in fair values do not include separate account assets.

	December 31, 2014				December 31, 2013

	Notional	Fair Value		Hypothetical Change in Fair Value	Notional	Fair Value		Hypothetical Change in Fair Value
	(in millions)
Financial assets with interest rate risk:
Financial Assets:
Fixed maturities, available for sale		$2,801	$	(123)		$3,264	$	(129)
Policy loans		13		-		12		-
Commercial loans		423		(17)		399		(18)
Derivatives (1):
Swaps	$2,265	85		(74)	$1,888	(31)		(85)
Options	6,942	12		(4)	13,271	10		(3)
Financial liabilities with interest rate risk:
Investment Contracts		(91)		3		(84)		3

Total estimated potential loss			$	(215)			$	(232)

(1)	Excludes variable annuity optional living benefits accounted for as embedded derivatives.

The tables above do not include approximately $6.1 billion of insurance reserve and deposit liabilities as of December 31, 2014 and $4.2 billion as of December 31, 2013 which are not considered financial liabilities. We believe that the interest rate sensitivities of these insurance liabilities would serve as an offset to the net interest rate risk of the financial assets and financial liabilities which are set forth in these tables. The tables above also exclude variable annuity optional living benefits accounted for as embedded derivatives as the Company generally reinsures the risks associated with these benefits to an affiliated reinsurance company, Pruco Re, as part of its risk management strategy. See “Item 1. Business—Products—Individual Annuities” for information regarding the reinsurance to Pruco Re and the living benefit hedging program, which is primarily executed within Pruco Re.

Market Risk Related to Equity Prices

We have exposure to equity price risk primarily through our equity-based derivatives and certain variable annuity and other living benefit feature embedded derivatives. As discussed above, our variable annuity optional living benefits accounted for as embedded derivatives are generally reinsured to an affiliate as part of our risk management strategy. Our equity based derivatives are primarily held as part of our capital hedging program, discussed below. In addition the impact on our capital hedges, changes in equity prices may impact other items including, but not limited to, the following:

—	Asset-based fees earned on assets under management or contractholder account values;
—	Estimated total gross profits and the amortization of deferred policy acquisition and other costs; and
—	Net exposure to the guarantees provided under certain products.

We manage investment equity price risk against benchmarks in respective markets. We benchmark our return on equity holdings against a blend of market indices, mainly the S&P 500 and Russell 2000 for U.S. equities. For equity investments within the separate accounts, the investment risk is borne primarily by the separate account contractholder rather than by the Company.

Our capital hedging program is managed at the Prudential Financial parent company level. The program broadly addresses equity market exposure of the overall statutory capital of Prudential Financial as a whole, under stress scenarios. The Company owns a portion of the derivatives related to the program. The program focuses on tail risk in order to protect statutory capital in a cost-effective manner under stress scenarios. Prudential Financial assesses the composition of the hedging program on an ongoing basis and may change it from time to time based on an evaluation of its risk position or other factors. Our estimated equity price risk associated with these capital hedges as of December 31, 2014 and 2013 was a $1 million and a $2 million benefit, respectively, estimated based on a hypothetical 10% decline in equity benchmark market levels, which would partially offset an overall decline in our capital position related to the equity market decline.

Derivatives

We use derivative financial instruments primarily to reduce market risk from changes in interest rates and equity prices, including their use to alter interest rate exposures arising from mismatches between assets and liabilities. Our derivatives primarily include swaps, futures, options and forward contracts that are exchange-traded or contracted in the over-the-counter market. See Note 11 to the Financial Statements for a description of derivative activities as of December 31, 2014 and 2013.

Market Risk Related to Certain Variable Annuity Products

The primary risk exposures of our variable annuity contracts relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including capital markets assumptions, such as equity market returns, interest rates and market volatility and actuarial assumptions. For our capital markets assumptions, we hedge or limit our exposure to the risk created by capital markets fluctuations through a combination of product design elements, such as an asset transfer feature and inclusion of certain optional living benefits in our living benefits hedging program. Certain variable annuity optional living benefit features are accounted for as an embedded derivative and recorded at fair value.

Item 8. Financial Statements and Supplementary Data

Information required with respect to this Item 8 regarding Financial Statements and Supplementary Data is set forth within the Index to Financial Statements elsewhere in this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Independent Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Annual Report on Internal Control Over Financial Reporting on the effectiveness of internal control over financial reporting as of December 31, 2014 are included in Part IV, Item 15 of this Annual Report on Form 10-K.

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of December 31, 2014. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2014, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) and 15d-15(f) occurred during the year ended December 31, 2014 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting. As of December 31, 2014, we have adopted Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

Certain of the information called for by this item is hereby incorporated herein by reference to the relevant portions of Prudential Financial’s definitive proxy statement for the Annual Meeting of Shareholders to be held on May 12, 2015 to be filed by Prudential Financial with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2014 (the “Proxy Statement”).

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

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Shelton, and State of Connecticut on the 12th day of March 2015.

PRUDENTIAL ANNUITIES LIFE ASSURANCE CORPORATION (Registrant)

By:	/s/ Robert F. O’Donnell
Robert F. O’Donnell
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 12, 2015.

Name	Title

/s/ Robert F. O’Donnell Robert F. O’Donnell	President, Chief Executive Officer and Director

/s/ Yanela C. Frias Yanela C. Frias	Executive Vice President, Chief Financial Officer, Principal Accounting Officer and Director

* Bernard J. Jacob Bernard J. Jacob	Director

* George M. Gannon George M. Gannon	Director

* Kenneth Y. Tanji Kenneth Y. Tanji	Director

* Arthur W. Wallace Arthur W. Wallace	Director

* Richard F. Lambert Richard F. Lambert	Director

* By:	/s/ Lynn K. Stone
Lynn K. Stone
(Attorney-in-Fact)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Prudential Annuities Life Assurance Corporation (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an assessment of the effectiveness, as of December 31, 2014, of the Company’s internal control over financial reporting, based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment under that framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.

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

March 12, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of

Prudential Annuities Life Assurance Corporation:

In our opinion, the accompanying statements of financial position and the related statements of operations and comprehensive income, of equity and of cash flows present fairly, in all material respects, the financial position of Prudential Annuities Life Assurance Corporation (an indirect, wholly owned subsidiary of Prudential Financial, Inc.) at December 31, 2014 and December 31, 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 13 of the financial statements, the Company has entered into extensive transactions with affiliated entities.

/S/ PRICEWATERHOUSECOOPERS LLP

New York, New York

March 12, 2015

Prudential Annuities Life Assurance Corporation

Statements of Financial Position

As of December 31, 2014 and December 31, 2013 (in thousands, except share amounts)

	December 31, 2014	December 31, 2013
ASSETS
Fixed maturities, available-for-sale, at fair value (amortized cost, 2014: $2,609,253; 2013: $3,079,002)	$2,800,593	$3,264,216
Trading account assets, at fair value	6,131	6,677
Equity securities, available-for-sale, at fair value (cost, 2014: $14; 2013: $206)	17	208
Commercial mortgage and other loans, net of valuation allowance	422,563	398,991
Policy loans	13,355	12,454
Short-term investments	57,185	118,188
Other long-term investments	162,783	60,585

Total investments	3,462,627	3,861,319

Cash and cash equivalents	594	1,417
Deferred policy acquisition costs	1,114,431	1,345,504
Accrued investment income	25,008	32,169
Reinsurance recoverables	2,996,845	748,690
Value of business acquired	39,738	43,500
Deferred sales inducements	665,207	809,247
Receivables from parent and affiliates	60,490	44,643
Other assets	6,193	16,994
Separate account assets	44,101,699	46,626,828

TOTAL ASSETS	$52,472,832	$53,530,311

LIABILITIES AND EQUITY
LIABILITIES
Policyholders’ account balances	$2,633,085	$3,191,215
Future policy benefits and other policyholder liabilities	3,539,521	1,127,342
Payables to parent and affiliates	71,675	120,452
Cash collateral for loaned securities	5,285	47,896
Income taxes	299,084	358,818
Short-term debt	54,354	205,000
Other liabilities	105,972	113,125
Separate account liabilities	44,101,699	46,626,828

Total Liabilities	50,810,675	51,790,676

Commitments and Contingent Liabilities (See Note 12)

EQUITY
Common stock, $100 par value; 25,000 shares, authorized, issued and outstanding	2,500	2,500
Additional paid-in capital	901,422	901,422
Retained earnings	673,613	764,846
Accumulated other comprehensive income	84,622	70,867

Total Equity	1,662,157	1,739,635

TOTAL LIABILITIES AND EQUITY	$52,472,832	$53,530,311

See Notes to Financial Statements

Prudential Annuities Life Assurance Corporation

Statements of Operations and Comprehensive Income

Years Ended December 31, 2014, 2013 and 2012 (in thousands)

	2014	2013	2012
REVENUES
Premiums	$34,903	$28,019	$21,824
Policy charges and fee income	806,327	809,242	796,995
Net investment income	164,011	217,883	277,651
Asset administration fees and other income	227,619	239,489	266,321
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(10)	-	(6,852)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income	10	-	6,594
Other realized investment gains (losses), net	7,368	(184,351)	(82,972)

Total realized investment gains (losses), net	7,368	(184,351)	(83,230)

Total revenues	1,240,228	1,110,282	1,279,561

BENEFITS AND EXPENSES
Policyholders’ benefits	137,135	29,727	124,316
Interest credited to policyholders’ account balances	211,058	(117,027)	60,830
Amortization of deferred policy acquisition costs	238,416	(385,561)	(188,042)
General, administrative and other expenses	394,248	402,679	424,764

Total benefits and expenses	980,857	(70,182)	421,868

INCOME FROM OPERATIONS BEFORE INCOME TAXES	259,371	1,180,464	857,693

Total income tax expense	8,604	332,372	223,634

NET INCOME	250,767	848,092	634,059

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(63)	5	10
Net unrealized investment gains (losses):
Unrealized investment gains (losses) for the period	35,931	(108,769)	2,734
Reclassification adjustment for (gains) losses included in net income	(14,706)	(8,805)	(23,387)

Net unrealized investment gains (losses)	21,225	(117,574)	(20,653)

Other comprehensive income (loss), before tax:	21,162	(117,569)	(20,643)
Less: Income tax expense (benefit) related to other comprehensive income (loss)
Foreign currency translation adjustments	(23)	2	4
Net unrealized income (losses)	7,430	(41,151)	(7,222)

Total	7,407	(41,149)	(7,218)

Other comprehensive income (loss), net of taxes	13,755	(76,420)	(13,425)

COMPREHENSIVE INCOME	$264,522	$771,672	$620,634

See Notes to Financial Statements

Prudential Annuities Life Assurance Corporation

Statements of Equity

Years Ended December 31, 2014, 2013, and 2012 (in thousands)

	Common stock	Additional paid-in capital	Retained earnings (Accumulated deficit)	Accumulated other comprehensive income (loss)	Total equity

Balance, December 31, 2011	$2,500	$882,670	$(25,305)	$160,712	$1,020,577
Contributed capital	-	10,666	-	-	10,666
Distribution to parent	-	-	(408,000)	-	(408,000)
Comprehensive income:
Net income	-	-	634,059	-	634,059
Other comprehensive income (loss), net of taxes	-	-	-	(13,425)	(13,425)

Total comprehensive income					620,634

Balance, December 31, 2012	$2,500	$893,336	$200,754	$147,287	$1,243,877
Contributed capital	-	8,086	-	-	8,086
Distribution to parent	-	-	(284,000)	-	(284,000)
Comprehensive income:
Net income	-	-	848,092	-	848,092
Other comprehensive income (loss), net of taxes	-	-	-	(76,420)	(76,420)

Total comprehensive income					771,672

Balance, December 31, 2013	$2,500	$901,422	$764,846	$70,867	$1,739,635
Distribution to parent	-	-	(342,000)	-	(342,000)
Comprehensive income:
Net income	-	-	250,767	-	250,767
Other comprehensive income, net of taxes	-	-	-	13,755	13,755

Total comprehensive income					264,522

Balance, December 31, 2014	$2,500	$901,422	$673,613	$84,622	$1,662,157

See Notes to Financial Statements

Prudential Annuities Life Assurance Corporation

Statements of Cash Flows

Years Ended December 31, 2014, 2013 and 2012 (in thousands)

	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$250,767	$848,092	$634,059
Adjustments to reconcile net income to net cash provided by operating activities:
Policy charges and fee income	3,491	10,678	13,324
Realized investment (gains) losses, net	(7,368)	184,351	83,230
Depreciation and amortization	1,402	11,032	(7,481)
Interest credited to policyholders’ account balances	211,058	(117,027)	60,830
Change in:
Future policy benefit reserves	324,284	218,861	300,246
Accrued investment income	7,161	12,487	14,377
Net (payable) receivable to affiliates	(26,936)	(40,051)	43,958
Deferred sales inducements	(11,515)	(31,370)	(59,269)
Deferred policy acquisition costs	235,612	(389,611)	(213,122)
Income taxes	(67,163)	330,049	169,736
Reinsurance recoverables	(273,480)	(275,321)	(268,576)
Bonus reserve	(115,700)	(27,593)	(13,318)
Other, net	(2,219)	(55,281)	(19,523)

Cash flows from operating activities	$529,394	$679,296	$738,471

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	$996,083	$1,484,339	$1,365,513
Commercial mortgage and other loans	20,988	109,242	71,216
Trading account assets	4,900	7,690	36,063
Policy loans	753	752	3,501
Other long-term investments	(1,650)	1,973	4,120
Short-term investments	2,637,788	3,220,082	3,513,151
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(494,947)	(743,854)	(352,285)
Commercial mortgage and other loans	(43,859)	(80,319)	(47,795)
Trading account assets	(4,312)	(5,469)	(4,931)
Policy loans	(943)	(538)	(472)
Other long-term investments	(14,691)	(12,969)	(28,894)
Short-term investments	(2,576,786)	(3,234,508)	(3,379,308)
Notes (payable) receivable from parent and affiliates, net	(12,524)	(2,224)	2,125
Other, net	8	(190)	2,544

Cash flows from investing activities	$510,808	$744,007	$1,184,548

CASH FLOWS USED IN FINANCING ACTIVITIES:
Cash collateral for loaned securities	(42,612)	8,920	(86,908)
Repayments of debt (maturities longer than 90 days)	(200,000)	(200,000)	(200,000)
Net increase (decrease) in short-term borrowing	49,354	5,000	(27,803)
Drafts outstanding	(6,410)	1,577	2,430
Distribution to parent	(342,000)	(284,000)	(408,000)
Contributed capital	-	12,439	16,396
Policyholders’ account balances
Deposits	1,375,761	1,102,020	1,013,638
Withdrawals	(1,875,118)	(2,068,108)	(2,241,367)

Cash flows used in financing activities	$(1,041,025)	$(1,422,152)	$(1,931,614)

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(823)	1,151	(8,595)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,417	266	8,861

CASH AND CASH EQUIVALENTS, END OF PERIOD	$594	$1,417	$266

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid, net of refunds	$75,745	$2,325	$53,901
Interest paid	$8,657	$16,955	$27,114

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

On August 31, 2013, the Company redomesticated from Connecticut to Arizona. As a result of the redomestication, the Company is now an Arizona insurance company and its principal insurance regulatory authority is the Arizona Department of Insurance. Additionally, the Company is now domiciled in the same jurisdiction as the primary reinsurer of the Company’s living benefits, Pruco Reinsurance, Ltd. (“Pruco Re”), which is also regulated by the Arizona Department of Insurance. This change enables the Company to claim statutory reserve credit for business ceded to Pruco Re without the need for Pruco Re to collateralize its obligations under the reinsurance agreement.

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

The most significant estimates include those used in determining deferred policy acquisition costs and related amortization; value of business acquired and its amortization; amortization of deferred sales inducements; valuation of investments including derivatives and the recognition of other-than-temporary impairments (“OTTI”); future policy benefits including guarantees; reinsurance recoverables; provision for income taxes and valuation of deferred tax assets; and reserves for contingent liabilities, including reserves for losses in connection with unresolved legal matters.

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

Fixed maturities, available-for-sale, at fair value are comprised of bonds, notes and redeemable preferred stock. Fixed maturities classified as “available-for-sale” are carried at fair value. See Note 10 for additional information regarding the determination of fair value. Interest income, as well as the related amortization of premium and accretion of discount is included in “Net investment income” under the effective yield method. For mortgage-backed and asset-backed securities, the effective yield is based on estimated cash flows, including interest rate and prepayment assumptions based on data from widely accepted third-party data sources or internal estimates. In addition to interest rate and prepayment assumptions, cash flow estimates also vary based on other assumptions regarding the underlying collateral including default rates and changes in value. These assumptions can significantly impact income recognition and the amount of other-than-temporary impairments recognized in earnings

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements—(Continued)

and other comprehensive income. For high credit quality mortgage-backed and asset-backed securities (those rated AA or above), cash flows are provided quarterly, and the amortized cost and effective yield of the security are adjusted as necessary to reflect historical prepayment experience and changes in estimated future prepayments. The adjustments to amortized cost are recorded as a charge or credit to net investment income in accordance with the retrospective method. For mortgage-backed and asset-backed securities rated below AA or those for which an other than temporary impairment has been recorded, the effective yield is adjusted prospectively for any changes in estimated cash flows. See the discussion below on realized investment gains and losses for a description of the accounting for impairments. Unrealized gains and losses on fixed maturities classified as “available-for-sale,” net of tax, and the effect on deferred policy acquisition costs (“DAC”), value of business acquired (“VOBA”), deferred sales inducements (“DSI”), and future policy benefits that would result from the realization of unrealized gains and losses, are included in “Accumulated other comprehensive income (loss)” (“AOCI”).

Trading account assets, at fair value, represents equity securities and other fixed maturity securities carried at fair value. Realized and unrealized gains and losses for these investments are reported in “Asset administration fees and other income.” Interest and dividend income from these investments is reported in “Net investment income.”

Equity securities, available-for-sale, at fair value, are comprised of mutual fund shares and are carried at fair value. The associated unrealized gains and losses, net of tax, and the effect on DAC, VOBA, DSI, and future policy benefits that would result from the realization of unrealized gains and losses, are included in AOCI. The cost of equity securities is written down to fair value when a decline in value is considered to be other-than-temporary. See the discussion below on realized investment gains and losses for a description of the accounting for impairments. Dividends from these investments are recognized in “Net investment income” when earned.

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

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements—(Continued)

The allowance for losses includes a loan specific reserve for each impaired loan that has a specifically identified loss and a portfolio reserve for probable incurred but not specifically identified losses. For impaired commercial mortgage and other loans the allowances for losses are determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or based upon the fair value of the collateral if the loan is collateral dependent. The portfolio reserves for probable incurred but not specifically identified losses in the commercial mortgage and agricultural loan portfolios considers the current credit composition of the portfolio based on an internal quality rating, (as described above). The portfolio reserves are determined using past loan experience, including historical credit migration, loss probability and loss severity factors by property type. These factors are reviewed each quarter and updated as appropriate.

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

Securities repurchase and resale agreements and securities loaned transactions are used primarily to earn spread income, to borrow funds, or to facilitate trading activity. As part of securities repurchase agreements or securities loaned transactions, the Company transfers U.S. and foreign debt and equity securities, as well as U.S. government and government agency securities and receives cash as collateral. As part of securities resale agreements, the Company invests cash and receives as collateral U.S. government securities or other debt securities. For securities repurchase agreements and securities loaned transactions used to earn spread income, the cash received is typically invested in cash equivalents, short-term investments or fixed maturities.

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

Other long-term investments consist of the Company’s non-coupon investments in joint ventures and limited partnerships, other than operating joint ventures, as well as wholly-owned investment real estate and other investments. Joint venture and partnership interests are either accounted for using the equity method of accounting or under the cost method when the Company’s partnership interest is so minor (generally less than 3%) that it exercises virtually no influence over operating and financial policies. The Company’s income from investments in joint ventures and partnerships accounted for using the equity method or the cost method, other than the Company’s investment in operating joint ventures, is included in “Net investment income.” The carrying value of these investments is written down, or impaired, to fair value when a decline in value is considered to be other-than-temporary. In applying the equity method or the cost method (including assessment for other-than-temporary impairment), the Company uses financial information provided by the investee, generally on a one to three month lag.

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

Notes to Financial Statements—(Continued)

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

Deferred Policy Acquisition Costs

Costs that are related directly to the successful acquisition of new and renewal insurance and annuity business are deferred to the extent such costs are deemed recoverable from future profits. Such DAC primarily include commissions, costs of policy issuance and underwriting, and certain other expenses that are directly related to successfully negotiated contracts. In each reporting period, capitalized DAC is amortized to “Amortization of deferred policy acquisition costs,” net of the accrual of imputed interest on DAC balances. DAC is subject to periodic recoverability testing. DAC, for applicable products, is adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in AOCI.

DAC related to fixed and variable deferred annuity products are generally deferred and amortized over the expected life of the contracts in proportion to gross profits arising principally from investment margins, mortality and expense margins, and surrender charges, based on historical and anticipated future experience, which is updated periodically. The Company uses a reversion to the mean approach for equities to derive future equity return assumptions.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements—(Continued)

However, if the projected equity return calculated using this approach is greater than the maximum equity return assumption, the maximum equity return is utilized. Gross profits also include impacts from the embedded derivatives associated with certain of the optional living benefit features of the Company’s variable annuity contracts and related hedging activities. In calculating gross profits, profits and losses related to contracts issued by the Company that are reported in affiliated legal entities other than the Company as a result of, for example, reinsurance agreements with those affiliated entities, are also included. The Company is an indirect subsidiary of Prudential Financial (an SEC registrant) and has extensive transactions and relationships with other subsidiaries of Prudential Financial, including reinsurance agreements, as described in Note 13. Incorporating all product-related profits and losses in gross profits, including those that are reported in affiliated legal entities, produces a DAC amortization pattern representative of the total economics of the products. The effect of changes to total gross profits on unamortized DAC is reflected in the period such total gross profits are revised.

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

Separate Account Assets and Liabilities

Separate account assets are reported at fair value and represent segregated funds that are invested for certain contractholders. “Separate account assets” are predominantly shares in Advanced Series Trust co-managed by AST Investment Services, Incorporated (“ASISI”) and Prudential Investments LLC, which utilizes various fund managers as sub-advisors. The remaining assets are shares in other mutual funds, which are managed by independent investment firms. The contractholder has the option of directing funds to a wide variety of investment options, most of which invest in mutual funds. The investment risk on the variable portion of a contract is borne by the contractholder, except to the extent of minimum guarantees by the Company, which are not separate account liabilities. See Note 7 to the Financial Statements for additional information regarding separate account arrangements with contractual guarantees. The assets of each account are legally segregated and are not subject to claims that arise out of any other business of the Company. Separate account liabilities primarily represent the contractholders’ account balance in separate account assets and to a lesser extent borrowings of the separate account, and will be equal and offsetting to total separate account assets. The investment income and realized investment gains or losses from separate accounts generally accrue to the contractholders and are not included in the Company’s results of operations. Mortality, policy administration and surrender charges assessed against the accounts are included in “Policy charges and fee income”. Asset administration fees charged to the accounts are included in “Asset administration fees and other income.”

Other Assets and Other Liabilities

“Other assets” consist primarily of accruals for asset administration fees. “Other assets” also consist of state insurance licenses. Licenses to do business in all states have been capitalized. Based on changes in facts and circumstances, effective September 30, 2012, the capitalized state insurance licenses were considered to have a finite life and are amortized over their useful life, which was estimated to be 8 years. Amortization is recorded through “General, administrative and other expenses.”

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements—(Continued)

“Other liabilities” consist primarily of accrued expenses and technical overdrafts. Other liabilities may also include derivative instruments for which fair values are determined as described above under “Derivative Financial Instruments”.

Future Policy Benefits and Other Policyholder Liabilities

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

The Company’s liability for future policy benefits also includes reserves based on the present value of estimated future payments to or on behalf of policyholders, where the timing and amount of payment depends on policyholder mortality. Expected mortality is generally based on Company experience, industry data, and/or other factors. Interest rate assumptions are based on factors such as market conditions and expected investment returns. Although mortality and interest rate assumptions are “locked-in” upon the issuance of new insurance or annuity business with fixed and guaranteed terms, significant changes in experience or assumptions may require the Company to provide for expected future losses on a product by establishing premium deficiency reserves. Premium deficiency reserves are established, if necessary, when the liability for future policy benefits plus the present value of expected future gross premiums are determined to be insufficient to provide for expected future policy benefits and expenses. Premium deficiency reserves do not include a provision for the risk of adverse deviation. Any adjustments to future policy benefit reserves related to net unrealized gains on securities classified as available-for-sale are included in AOCI. See Note 7 for additional information regarding future policy benefits.

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

Contingent Liabilities

Amounts related to contingent liabilities are accrued if it is probable that a liability has been incurred and an amount is reasonably estimable. Management evaluates whether there are incremental legal or other costs directly associated with the ultimate resolution of the matter that are reasonably estimable and, if so, they are included in the accrual. These items are recorded within “Other liabilities.”

Insurance Revenue and Expense Recognition

Revenues for variable deferred annuity contracts consist of charges against contractholder account values or separate accounts for mortality and expense risks, administration fees, surrender charges and an annual maintenance fee per contract. Revenues for mortality and expense risk charges and administration fees are recognized as assessed against the contractholder. Surrender charge revenue is recognized when the surrender charge is assessed against the contractholder at the time of surrender. Liabilities for the variable investment options on annuity contracts represent the account value of the contracts and are included in “Separate account liabilities.”

Revenues for variable immediate annuity and supplementary contracts with life contingencies consist of certain charges against contractholder account values including mortality and expense risks and administration fees. These charges and fees are recognized as revenue when assessed against the contractholder. Liabilities for variable immediate annuity contracts represent the account value of the contracts and are included in “Separate account liabilities.”

Revenues for fixed immediate annuity and fixed supplementary contracts with and without life contingencies consist of net investment income. In addition, revenues for fixed immediate annuity contracts with life contingencies also consist of single premium payments recognized as annuity considerations when received. Liabilities for these contracts are based on applicable U.S. GAAP standards with assumed interest rates that vary by contract year. Reserves for contracts without life contingencies are included in “Policyholders’ account balances” while reserves for contracts with life contingencies are included in “future policy benefits and other policyholder liabilities.” Assumed interest rates ranged from 0.00% to 8.25% at December 31, 2014, and from 0.00% to 8.25% at December 31, 2013.

Revenues for variable life insurance contracts consist of charges against contractholder account values or separate accounts for expense charges, administration fees, cost of insurance charges and surrender charges. Certain contracts also include charges against premium to pay state premium taxes. All of these charges are recognized as revenue when assessed against the contractholder. Liabilities for variable life insurance contracts represent the account value of the contracts and are included in “Separate account liabilities.”

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements—(Continued)

Certain individual annuity contracts provide the contractholder a guarantee that the benefit received upon death or annuitization will be no less than a minimum prescribed amount. These benefits are accounted for as insurance contracts and are discussed in further detail in Note 7. The Company also provides contracts with certain living benefits which are considered embedded derivatives. These contracts are discussed in further detail in Note 7.

Premiums, benefits and expenses are stated net of reinsurance ceded to other companies.

Asset Administration Fees

The Company receives asset administration fee income on contractholders’ account balances invested in the Advanced Series Trust Funds or “AST” (see Note 13), which are a portfolio of mutual fund investments related to the Company’s separate account products. In addition, the Company receives fees on contractholders’ account balances invested in funds managed by companies other than affiliates of Prudential Insurance. Asset administration fees are recognized as income when earned.

Derivative Financial Instruments

Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices, values of securities or commodities, credit spreads, market volatility, expected returns, and liquidity. Values can also be affected by changes in estimates and assumptions, including those related to counterparty behavior and non-performance risk used in valuation models. Derivative financial instruments generally used by the Company include swaps, futures, forwards and options and may be exchange-traded or contracted in the OTC market. Derivative positions are carried at fair value, generally by obtaining quoted market prices or through the use of valuation models.

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

Derivatives are recorded either as assets, within “Trading account assets, at fair value” or “Other long-term investments,” or as liabilities, within “Other liabilities,” except for embedded derivatives which are recorded with the associated host contract. The Company nets the fair value of all derivative financial instruments with counterparties for which a master netting arrangement has been executed.

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

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements—(Continued)

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

Notes to Financial Statements—(Continued)

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

3.    INVESTMENTS

Fixed Maturities and Equity Securities

The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) as of the dates indicated:

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI (3)
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$6,324	$22	$10	$6,336	$-
Obligations of U.S. states and their political subdivisions	69,486	1,323	20	70,789	-
Foreign government bonds	29,738	7,621	4	37,355	-
Public utilities	198,277	19,909	1,593	216,593	-
All other corporate securities	1,743,110	146,872	4,891	1,885,091	-
Asset-backed securities (1)	144,324	5,078	391	149,011	(39)
Commercial mortgage-backed securities	291,868	10,523	206	302,185	(10)
Residential mortgage-backed securities (2)	126,126	7,113	6	133,233	(36)

Total fixed maturities, available-for-sale	$2,609,253	$198,461	$7,121	$2,800,593	$(85)

Equity securities, available-for-sale
Common Stocks:
Public utilities	$-	$-	$-	$-
Mutual funds	14	3	-	17

Total equity securities, available-for-sale	$14	$3	$-	$17

(1)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in AOCI, which were not included in earnings. Amount excludes $0.1 million of net unrealized gains on impaired available-for-sale securities relating to changes in the value of such securities subsequent to the impairment measurement date.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements—(Continued)

	December 31, 2013 (4)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI (3)
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$6,382	$36	$34	$6,384	$-
Obligations of U.S. states and their political subdivisions	67,225	2,911	1,570	68,566	-
Foreign government bonds	25,437	5,717	-	31,154	-
Public utilities	197,718	12,628	3,141	207,205	-
All other corporate securities	2,061,809	162,780	9,152	2,215,437	-
Asset-backed securities (1)	182,888	6,513	1,509	187,892	(1,351)
Commercial mortgage-backed securities	384,764	11,387	5,518	390,633	-
Residential mortgage-backed securities (2)	152,779	5,138	972	156,945	(40)

Total fixed maturities, available-for-sale	$3,079,002	$207,110	$21,896	$3,264,216	$(1,391)

Equity securities, available-for-sale
Common Stocks:
Public utilities	$192	$-	$-	$192
Mutual funds	14	2	-	16

Total equity securities, available-for-sale	$206	$2	$-	$208

(1)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in AOCI, which were not included in earnings. Amount excludes $1.7 million of net unrealized gains on impaired available-for-sale securities relating to changes in the value of such securities subsequent to the impairment measurement date.
(4)	Prior period’s amounts are presented on a basis consistent with the current period presentation.

The amortized cost and fair value of fixed maturities by contractual maturities at December 31, 2014, are as follows:

	Available-for-Sale
	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$171,429	$173,444
Due after one year through five years	888,464	938,289
Due after five years through ten years	556,948	606,353
Due after ten years	430,094	498,078
Asset-backed securities	144,324	149,011
Commercial mortgage-backed securities	291,868	302,185
Residential mortgage-backed securities	126,126	133,233

Total	$2,609,253	$2,800,593

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

The following table depicts the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

	2014	2013	2012
	(in thousands)
Fixed maturities, available-for-sale
Proceeds from sales	$308,458	$314,415	$504,001
Proceeds from maturities/repayments	681,426	1,175,680	861,512
Gross investment gains from sales, prepayments, and maturities	18,110	18,619	23,077
Gross investment losses from sales and maturities	(3,404)	(9,824)	(134)

Equity securities, available-for-sale
Proceeds from sales	$192	$14	$3,201
Gross investment gains from sales	1	10	703

Fixed maturity and equity security impairments
Net writedowns for other-than-temporary impairment losses on fixed maturities
recognized in earnings (1)	$-	$-	$(258)

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements—(Continued)

As discussed in Note 2, a portion of certain OTTI losses on fixed maturity securities is recognized in “Other comprehensive income (loss) (“OCI”)”. For these securities, the net amount recognized in earnings (“credit loss impairments”) represents the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. Any remaining difference between the fair value and amortized cost is recognized in OCI. The following tables set forth the amount of pre-tax credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts.

	Year Ended December 31,
	2014	2013

	(in thousands)
Balance, beginning of period	$1,800	$3,382
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(1,682)	(1,628)
Increases due to the passage of time on previously recorded credit losses	-	114
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(25)	(68)

Balance, end of period	$93	$1,800

Trading Account Assets

The following table sets forth the composition of “Trading account assets” as of the dates indicated:

	December 31, 2014		December 31, 2013
	Cost	Fair Value	Cost	Fair Value
	(in thousands)
Total trading account assets - Equity securities	$5,471	$6,131	$5,164	$6,677

The net change in unrealized gains (losses) from trading account assets still held at period end, recorded within “Asset management fees and other income” was $(0.9) million, $0.8 million, and $(0.4) million during the years ended December 31, 2014, 2013, and 2012, respectively.

Commercial Mortgage and Other Loans

The Company’s commercial mortgage and other loans are comprised as follows, as of the dates indicated:

	December 31, 2014		December 31, 2013
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial and agricultural mortgage loans by property type:
Apartments/Multi-Family	$143,057	34.0%	$125,045	31.5%
Industrial	87,088	20.7	88,009	22.1
Retail	72,226	17.2	72,325	18.2
Office	44,621	10.6	40,976	10.3
Other	14,119	3.4	13,796	3.5
Hospitality	5,081	1.2	5,133	1.3

Total commercial mortgage loans	366,192	87.1	345,284	86.9
Agricultural property loans	54,113	12.9	52,223	13.1

Total commercial and agricultural mortgage loans by property type	420,305	100.0%	397,507	100.0%

Valuation allowance	(482)		(1,256)

Total net commercial and agricultural mortgage loans by property type	419,823		396,251

Other Loans
Uncollateralized loans	2,740		2,740
Valuation allowance	-		-

Total net other loans	2,740		2,740

Total commercial mortgage and other loans	$422,563		$398,991

The commercial mortgage and agricultural property loans are geographically dispersed throughout the United States with the largest concentrations in California (17%) and Texas (12%) at December 31, 2014.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements—(Continued)

Activity in the allowance for credit losses for all commercial mortgage and other loans, as of the dates indicated, is as follows:

	December 31, 2014	December 31, 2013	December 31, 2012
	(in thousands)
Allowance for credit losses, beginning of year	$1,256	$2,177	$1,501
Addition to / (release of) allowance for losses	(774)	(921)	676

Total ending balance (1)	$482	$1,256	$2,177

(1)	Agricultural loans represent less than $0.1 million of the ending allowance at both December 31, 2014 and 2013 and $0.2 million of the ending allowance at December 31, 2012.

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans as of the dates indicated:

	December 31, 2014	December 31, 2013
	(in thousands)
Allowance for Credit Losses:
Individually evaluated for impairment (1)	$-	$-
Collectively evaluated for impairment (2)	482	1,256

Total ending balance	$482	$1,256

Recorded Investment (3):
Gross of reserves: individually evaluated for impairment (1)	$-	$-
Gross of reserves: collectively evaluated for impairment (2)	423,045	400,247

Total ending balance, gross of reserves	$423,045	$400,247

(1)	There were no loans individually evaluated for impairments at both December 31, 2014 and 2013.
(2)	Agricultural loans collectively evaluated for impairment had a recorded investment of $54 million and $52 million for the periods ending December 31, 2014 and 2013, respectively, and a related allowance of less than $0.1 million for both periods. Uncollateralized loans collectively evaluated for impairment had a recorded investment of $3 million at both December 31, 2014 and 2013 and no related allowance for both periods.
(3)	Recorded investment reflects the balance sheet carrying value gross of related allowance.

Impaired loans include those loans for which it is probable that all amounts due will not be collected according to the contractual terms of the loan agreement. There were no impaired commercial mortgage and other loans identified in management’s specific review of probable loan losses and no related allowance for losses at both December 31, 2014 and 2013. There were no recorded investments in impaired loans with an allowance recorded, before the allowance for losses, at both December 31, 2014 and 2013.

Impaired commercial mortgage and other loans with no allowance for losses are loans in which the fair value of the collateral or the net present value of the loans’ expected future cash flows equals or exceeds the recorded investment. The Company had no such loans at both December 31, 2014 and 2013. See Note 2 for information regarding the Company’s accounting policies for non-performing loans.

The following table sets forth certain key credit quality indicators as of December 31, 2014, based upon the recorded investment gross of allowance for credit losses.

Total commercial and agricultural mortgage loans

	Debt Service Coverage Ratio - December 31, 2014
	Greater than 1.2X	1.0X to <1.2X	Less than 1.0X	Total
		(in thousands)
Loan-to-Value Ratio
0%-59.99%	$262,853	$4,295	$10,489	$277,637
60%-69.99%	115,708	468	-	116,176
70%-79.99%	25,034	1,458	-	26,492
Greater than 80%	-	-	-	-

Total commercial and agricultural mortgage loans	$403,595	$6,221	$10,489	$420,305

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements—(Continued)

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

As of both December 31, 2014 and 2013, all commercial mortgage and other loans were in current status. The Company defines current in its aging of past due commercial mortgage and other loans as less than 30 days past due.

There were no commercial mortgage and other loans in nonaccrual status as of both December 31, 2014 and 2013. Nonaccrual loans are those on which the accrual of interest has been suspended after the loans become 90 days delinquent as to principal or interest payments, or earlier when the Company has doubts about collectability and loans for which a loan-specific reserve has been established. See Note 2, for further discussion regarding nonaccrual status loans.

For the years ended December 31, 2014 and 2013, there were no commercial mortgage and other loans acquired, other than those through direct origination, or sold.

The Company’s commercial mortgage and other loans may occasionally be involved in a troubled debt restructuring. As of both December 31, 2014 and 2013, the Company had no significant commitments to fund to borrowers that have been involved in a troubled debt restructuring. For the years ended December 31, 2014 and 2013, there were no troubled debt restructurings related to commercial mortgage and other loans, and no payment defaults on commercial mortgage and other loans that were modified as a troubled debt restructuring within the 12 months preceding each respective period. See Note 2 for additional information relating to the accounting for troubled debt restructurings.

Other Long-Term Investments

The following table sets forth the composition of “Other long-term investments” at December 31 for the years indicated.

	2014	2013
	(in thousands)
Joint ventures and limited partnerships	$68,225	$60,585
Derivatives	94,558	-

Total other long-term investments	$162,783	$60,585

Net Investment Income

Net investment income for the years ended December 31, was from the following sources:

	2014	2013	2012
	(in thousands)
Fixed maturities, available-for-sale	$140,114	$191,043	$246,479
Equity securities, available-for-sale	-	-	7
Trading account assets	325	342	923
Commercial mortgage and other loans	21,802	28,463	28,449
Policy loans	739	675	845
Short-term investments	281	323	620
Other long-term investments	6,492	3,601	8,302

Gross investment income	169,753	224,447	285,625
Less: investment expenses	(5,742)	(6,564)	(7,974)

Net investment income	$164,011	$217,883	$277,651

Carrying value for non-income producing assets included $1 million in fixed maturities as of December 31, 2014. Non-income producing assets represent investments that have not produced income for the preceding twelve months.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements—(Continued)

Realized Investment Gains (Losses), Net

Realized investment gains (losses), net, for the years ended December 31, were from the following sources:

	2014	2013	2012
	(in thousands)
Fixed maturities	$14,706	$8,795	$22,684
Equity securities	1	10	703
Commercial mortgage and other loans	774	933	1,043
Derivatives	(8,113)	(194,055)	(107,663)
Other	-	(34)	3

Realized investment gains (losses), net	$7,368	$(184,351)	$(83,230)

Accumulated Other Comprehensive Income (Loss)

The balance of and changes in each component of “Accumulated other comprehensive income (loss)” for the years ended December 31, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses) (1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2011	$-	$160,711	$160,711
Change in component during period (2)	7	(13,431)	(13,424)

Balance, December 31, 2012	$7	$147,280	$147,287
Change in component during period (2)	3	(76,423)	(76,420)

Balance, December 31, 2013	$10	$70,857	$70,867
Change in other comprehensive income before reclassifications	(63)	35,931	35,868
Amounts reclassified from AOCI	-	(14,706)	(14,706)
Income tax benefit (expense)	23	(7,430)	(7,407)

Balance, December 31, 2014	$(30)	$84,652	$84,622

(1)	Includes cash flow hedges of $5.0 million, $(4.0) million, and $(3.0) million as of December 31, 2014, 2013, and 2012, respectively.
(2)	Net of taxes.

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
	(in thousands)
Amounts reclassified from AOCI (1)(2):
Net unrealized investment gains (losses):
Cash flow hedges - Currency/Interest rate (3)	$148	$(95)	$(101)
Net unrealized investment gains (losses) on available-for-sale securities	14,558	8,900	23,488

Total net unrealized investment gains (losses) (4)	14,706	8,805	23,387

Total reclassifications for the period	$14,706	$8,805	$23,387

(1)	All amounts are shown before tax.
(2)	Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.
(3)	See Note 11 for additional information on cash flow hedges.
(4)	See table below for additional information on unrealized investment gains (losses), including the impact on deferred policy acquisition and other costs and future policy benefits.

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

Net Unrealized Investment Gains and Losses on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments (1)	Deferred Policy Acquisition Costs and Other Costs	Future Policy Benefits	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2011	$(1,740)	$692	$-	$382	$(666)
Net investment gains (losses) on investments arising during the period	3,067	-	-	(1,073)	1,994
Reclassification adjustment for (gains) losses included in net income	(782)	-	-	274	(508)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	-	(906)	-	317	(589)
Impact of net unrealized investment (gains) losses on future policy benefits	-	-	-	-	-

Balance, December 31, 2012	$545	$(214)	$-	$(100)	$231

Net investment gains (losses) on investments arising during the period	483	-	-	(168)	315
Reclassification adjustment for (gains) losses included in net income	(705)	-	-	247	(458)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	-	98	-	(35)	63
Impact of net unrealized investment (gains) losses on future policy benefits	-	-	(14)	5	(9)

Balance, December 31, 2013	$323	$(116)	$(14)	$(51)	$142

Net investment gains (losses) on investments arising during the period	(11)	-	-	4	(7)
Reclassification adjustment for (gains) losses included in net income	(311)	-	-	109	(202)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	-	116	-	(41)	75
Impact of net unrealized investment (gains) losses on future policy benefits	-	-	14	(5)	9

Balance, December 31, 2014	$1	$-	$-	$16	$17

(1)	Includes cash flow hedges. See Note 11 for information on cash flow hedges.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements—(Continued)

All Other Net Unrealized Investment Gains and Losses in AOCI

	Net Unrealized Gains (Losses) on Investments (1)	Deferred Policy Acquisition Costs and Other Costs	Future Policy Benefits	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2011	$441,677	$(192,119)	$-	$(88,181)	$161,377
Net investment gains (losses) on investments arising during the period	(42,295)	-	-	14,804	(27,491)
Reclassification adjustment for (gains) losses included in net income	(22,605)	-	-	7,912	(14,693)
Reclassification adjustment for OTTI losses excluded
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs, deferred sales inducements and other costs	-	45,030	-	(15,760)	29,270
Impact of net unrealized investment (gains) losses on future policy benefits	-	-	(2,164)	757	(1,407)

Balance, December 31, 2012	$376,777	$(147,089)	$(2,164)	$(80,468)	$147,056

Net investment gains (losses) on investments arising during the period	(183,950)	-	-	64,383	(119,567)
Reclassification adjustment for (gains) losses included in net income	(8,100)	-	-	2,835	(5,265)
Reclassification adjustment for OTTI losses excluded
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs, deferred sales inducements and other costs	-	80,637	-	(28,222)	52,415
Impact of net unrealized investment (gains) losses on future policy benefits	-	-	(6,023)	2,109	(3,914)

Balance, December 31, 2013	$184,727	$(66,452)	$(8,187)	$(39,363)	$70,725

Net investment gains (losses) on investments arising during the period	28,590	-	-	(10,013)	18,577
Reclassification adjustment for (gains) losses included in net income	(14,395)	-	-	5,036	(9,359)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	-	7,407	-	(2,594)	4,813
Impact of net unrealized investment (gains) losses on future policy benefits	-	-	(185)	64	(121)

Balance, December 31, 2014	$198,922	$(59,045)	$(8,372)	$(46,870)	$84,635

(1)	Includes cash flow hedges. See Note 11 for information on cash flow hedges.

Net Unrealized Gains (Losses) on Investments by Asset Class

The table below presents net unrealized gains (losses) on investments by asset class as of the dates indicated:

	2014	2013	2012
	(in thousands)
Fixed maturity securities on which an OTTI loss has been recognized	$1	$323	$545
Fixed maturity securities, available-for-sale-all other	191,339	184,891	375,409
Equity securities, available-for-sale	3	2	4
Affiliated notes	2,351	3,113	4,386
Derivatives designated as cash flow hedges (1)	4,839	(3,653)	(3,068)
Other investments	390	374	46

Net unrealized gains (losses) on investments	$198,923	$185,050	$377,322

(1)	See Note 11 for more information on cash flow hedges.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements—(Continued)

Duration of Gross Unrealized Loss Positions for Fixed Maturities and Equity Securities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities and equity securities have been in a continuous unrealized loss position, at December 31 for the years indicated:

	2014
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$2,676	$10	$-	$-	$2,676	$10
Obligations of U.S. States and their political subdivisions	-	-	7,305	20	7,305	20
Foreign government bonds	4,632	4	-	-	4,632	4
Public utilities	18,222	1,321	2,174	272	20,396	1,593
All other corporate securities	260,414	4,462	9,403	429	269,817	4,891
Asset-backed securities	31,756	58	32,732	333	64,488	391
Commercial mortgage-backed securities	4,309	108	7,377	98	11,686	206
Residential mortgage-backed securities	342	6	-	-	342	6

Total	$322,351	$5,969	$58,991	$1,152	$381,342	$7,121

Equity securities, available-for-sale	$-	$-	$-	$-	$-	$-

	2013 (1)
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$3,347	$34	$-	$-	$3,347	$34
Obligations of U.S. States and their political subdivisions	5,420	588	6,402	982	11,822	1,570
Public utilities	59,312	3,141	-	-	59,312	3,141
All other corporate securities	291,994	8,782	2,704	370	294,698	9,152
Asset-backed securities	97,575	1,509	-	-	97,575	1,509
Commercial mortgage-backed securities	86,132	5,249	2,941	269	89,073	5,518
Residential mortgage-backed securities	100,150	972	-	-	100,150	972

Total	$643,930	$20,275	$12,047	$1,621	$655,977	$21,896

Equity securities, available-for-sale	$-	$-	$-	$-	$-	$-

(1)	Prior period’s amounts are presented on a basis consistent with the current period presentation.

The gross unrealized losses on fixed maturity securities at December 31, 2014 and 2013, are composed of $4.0 million and $20.4 million, respectively, related to high or highest quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $3.1 million and $1.5 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. At December 31, 2014, the $1.2 million of gross unrealized losses of twelve months or more were concentrated in asset-backed securities and the energy and utility sectors of the Company’s corporate securities. At December 31, 2013, the $1.6 million of gross unrealized losses of twelve months or more were concentrated in U.S. obligations and the consumer non-cyclical sector of the Company’s corporate securities. In accordance with its policy described in Note 2, the Company concluded that an adjustment to earnings for other-than-temporary impairments for these securities was not warranted at December 31, 2014 or 2013. These conclusions are based on a detailed analysis of the underlying credit and cash flows on each security. The gross unrealized losses are primarily attributable to credit spread widening. At December 31, 2014, the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before the anticipated recovery of its remaining amortized cost basis.

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

	2014	2013
	(in thousands)
Fixed maturity securities, available-for-sale	$5,098	$46,156
Trading account assets	-	287

Total securities pledged	$5,098	$46,443

As of December 31, 2014 and 2013, the carrying amount of the associated liabilities supported by the pledged collateral was $5 million and $48 million, respectively, which was “Cash collateral for loaned securities”.

Fixed maturities of $7 million and $8 million at December 31, 2014 and 2013, respectively, were on deposit with governmental authorities or trustees as required by certain insurance laws.

4.    DEFERRED POLICY ACQUISITION COSTS

The balances of and changes in DAC as of and for the years ended December 31, are as follows:

	2014	2013	2012
	(in thousands)
Balance, beginning of year	$1,345,504	$906,814	$666,764
Capitalization of commissions, sales and issue expenses	2,804	4,050	25,081
Amortization-Impact of Assumption and experience unlocking and true-ups	91,895	31,666	274,503
Amortization-All Other	(330,311)	353,895	(86,461)
Changes in unrealized investment gains and losses	4,539	49,079	26,927

Balance, end of year	$1,114,431	$1,345,504	$906,814

5.    VALUE OF BUSINESS ACQUIRED

Details of VOBA and related interest and gross amortization for the years ended December 31, are as follows:

	2014	2013	2012
	(in thousands)
Balance, beginning of period	$43,500	$43,090	$29,010
Amortization-Impact of assumption and experience unlocking and true-ups (1)	5,412	6,376	21,931
Amortization-All other (1)	(11,181)	(11,593)	(13,871)
Interest (2)	2,615	2,762	2,077
Change in unrealized gains/losses	(608)	2,865	3,943

Balance, end of year	$39,738	$43,500	$43,090

(1)	The weighted average remaining expected life of VOBA was approximately 5.26 years from the date of acquisition.
(2)	The interest accrual rate for the VOBA related to the businesses acquired was 6.10%, 6.14% and 6.18% for years ended December 31, 2014, 2013 and 2012.

The following table provides estimated future amortization, net of interest, for the periods indicated (in thousands):

	2015	2016	2017	2018	2019
	(in thousands)
Estimated future VOBA amortization	$6,571	$5,276	$4,446	$3,804	$3,134

6.    REINSURANCE

The Company utilizes both affiliated and unaffiliated reinsurance arrangements. On its unaffiliated arrangements, the Company uses primarily modified coinsurance reinsurance arrangements whereby the reinsurer shares in the experience of a specified book of business. These reinsurance transactions result in the Company receiving from the reinsurer an upfront ceding commission on the book of business ceded in exchange for the reinsurer receiving in the future, a percentage of the future fees and benefits generated from that book of business. Such transfer does not relieve the Company of its primary liability and, as such, failure of reinsurers to honor their obligation could result in losses to the Company. The Company reduces this risk by evaluating the financial condition and credit worthiness of reinsurers.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements—(Continued)

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

The effect of reinsurance for the years ended December 31, 2014, 2013 and 2012, was as follows (in thousands):

	Gross	Unaffiliated Ceded	Affiliated Ceded	Net
2014
Policy charges and fee income - Life (1)	$3,522	$(856)	$-	$2,666
Policy charges and fee income - Annuity	805,550	(1,889)	-	803,661
Realized investment gains (losses), net	(1,967,588)	-	1,974,956	7,368
Policyholders’ benefits	137,502	(367)	-	137,135
General, administrative and other expenses	$398,960	$(838)	$(3,874)	$394,248

2013
Policy charges and fee income - Life (1)	$3,472	$(1,231)	$-	$2,241
Policy charges and fee income - Annuity	809,549	(2,548)	-	807,001
Realized investment gains (losses), net	1,076,184	-	(1,260,535)	(184,351)
Policyholders’ benefits	29,874	(147)	-	29,727
General, administrative and other expenses	$407,365	$(776)	$(3,910)	$402,679

2012
Policy charges and fee income - Life (1)	$3,522	$(1,099)	$-	$2,423
Policy charges and fee income - Annuity	796,711	(2,139)	-	794,572
Realized investment gains (losses), net	202,568	-	(285,798)	(83,230)
Policyholders’ benefits	124,517	(201)	-	124,316
General, administrative and other expenses	$429,383	$(784)	$(3,835)	$424,764

(1)	Life insurance inforce face amounts at December 31, 2014, 2013 and 2012 was $ 121 million, $ 128 million and $ 132 million, respectively.

The Company’s Statements of Financial Position also included reinsurance recoverables from Pruco Re and Prudential Insurance Company of America (“Prudential Insurance”) of $ 2,997 million and $ 749 million at December 31, 2014 and 2013, respectively.

7.    CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS

The Company has issued traditional variable annuity contracts through its separate accounts for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contractholder. The Company has also issued variable annuity contracts with general and separate account options where the Company contractually guarantees to the contractholder a return of no less than (1) total deposits made to the contract less any partial withdrawals (“return of net deposits”), (2) total deposits made to the contract less any partial withdrawals plus a minimum return (“minimum return”), or (3) the highest contract value on a specified date adjusted for any withdrawals (“contract value”). These guarantees include benefits that are payable in the event of death, annuitization or at specified dates during the accumulation period and withdrawal and income benefits payable during specified periods. The Company has issued annuity contracts with market value adjusted investment options (“MVAs”), which provide for a return of principal plus a fixed-rate of return if held to maturity, or, alternatively, a “market adjusted value” if surrendered prior to maturity or if funds are allocated to other investment options. The market value adjustment may result in a gain or loss to the Company, depending on crediting rates or an indexed rate at surrender, as applicable. The Company issued fixed deferred annuity contracts without MVA that have a guaranteed credited rate and annuity benefit.

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

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements—(Continued)

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

The Company’s contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed may not be mutually exclusive. The liabilities related to the net amount at risk are reflected within “Future policy benefits and other policyholder liabilities.” As of December 31, 2014 and 2013, the Company had the following guarantees associated with its contracts, by product and guarantee type:

	December 31, 2014		December 31, 2013

	In the Event of Death	At Annuitization/ Accumulation (1)	In the Event of Death	At Annuitization/ Accumulation (1)

Variable Annuity Contracts	(in thousands)

Return of net deposits
Account value	$38,410,155	N/A	$40,828,166	N/A
Net amount at risk	$353,902	N/A	$407,488	N/A
Average attained age of contractholders	65 years	N/A	64 years	N/A
Minimum return or contract value
Account value	$7,886,833	$38,471,465	$8,446,938	$40,678,507
Net amount at risk	$916,016	$1,358,023	$916,094	$1,272,641
Average attained age of contractholders	67 years	64 years	66 years	64 years
Average period remaining until expected annuitization	N/A	0.1 years	N/A	0.2 year

(1)	Includes income and withdrawal benefits described herein.

	December 31, 2014		December 31, 2013

	Unadjusted Value	Adjusted Value	Unadjusted Value	Adjusted Value
Variable Annuity Contracts	(in thousands)
Market value adjusted annuities
Account value	$1,244,131	$1,251,084	$1,554,743	$1,580,487

Account balances of variable annuity contracts with guarantees were invested in separate account investment options as follows:

	December 31, 2014	December 31, 2013
	(in thousands)
Equity funds	$28,191,315	$28,992,157
Bond funds	12,844,788	14,924,698
Money market funds	2,783,023	2,430,792

Total	$43,819,126	$46,347,647

In addition to the above mentioned amounts invested in separate account investment options, $2.5 billion and $2.9 billion of account balances of variable annuity contracts with guarantees, inclusive of contracts with MVA features, were invested in general account investment options as of December 31, 2014 and 2013, respectively. For the years ended December 31, 2014, 2013 and 2012, there were no transfers of assets, other than cash, from the general account to any separate account, and accordingly no gains or losses recorded.

Liabilities for Guarantee Benefits

The table below summarizes the changes in general account liabilities for guarantees. The liabilities for guaranteed minimum death benefits (“GMDB”) and guaranteed minimum income benefits (“GMIB”) are included in “Future policy benefits and other policyholder liabilities” and the related changes in the liabilities are included in “Policyholders’ benefits.” Guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”) features are accounted for as bifurcated embedded derivatives and are recorded at fair value. Changes in the fair value of these derivatives, including changes in the Company’s own risk of non-performance, along with any fees attributed or payments made relating to the derivative are recorded in “Realized investment gains (losses), net.” See Note 10 for additional information regarding the methodology used in determining the fair value of these embedded derivatives. The liabilities for GMAB, GMWB and GMIWB are included in “Future policy benefits and other policyholder liabilities.” As discussed below, the Company and a reinsurance affiliate maintain a portfolio of derivative investments that serve as a partial hedge of the risks associated with these

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements—(Continued)

products, for which the changes in fair value are also recorded in “Realized investment gains (losses), net.” This portfolio of derivative investments does not qualify for hedge accounting treatment under U.S. GAAP.

	GMDB	GMAB/GMWB/ GMIWB	GMIB	Totals
	Variable Annuity

	(in thousands)
Beginning Balance as of December 31, 2011	$177,718	$1,783,594	$14,377	$1,975,689
Incurred guarantee benefits (1)	76,240	9,541	9,821	95,602
Paid guarantee benefits	(31,431)	-	(682)	(32,113)

Beginning Balance as of December 31, 2012	222,527	1,793,135	23,516	2,039,178

Incurred guarantee benefits (1)	(3,191)	(1,014,909)	(11,650)	(1,029,750)
Paid guarantee benefits	(27,507)	-	(747)	(28,254)
Changes in unrealized investment gains and losses	8,041	-	160	8,201

Beginning Balance as of December 31, 2013	199,870	778,226	11,279	989,375

Incurred guarantee benefits (1)	81,524	2,334,185	8,506	2,424,215
Paid guarantee benefits	(25,909)	-	(724)	(26,633)
Changes in unrealized investment gains and losses	128	-	43	171

Balance as of December 31, 2014	$255,613	$3,112,411	$19,104	$3,387,128

(1)	Incurred guarantee benefits include the portion of assessments established as additions to reserve as well as changes in estimates affecting the reserves. Also includes changes in the fair value of features accounted for as derivatives.

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

The GMIWB features, taken collectively, provide a contractholder two optional methods to receive guaranteed minimum payments over time, a “withdrawal” option or an “income” option. The withdrawal option (which was available under only one of the GMIWBs and is no longer offered) guarantees that a contractholder can withdraw an amount each year until the cumulative withdrawals reach a total guaranteed balance. The income option (which varies among the Company’s GMIWBs) in general guarantees the contractholder the ability to withdraw an amount each year for life (or for joint lives, in the case of any spousal version of the benefit) where such amount is equal to a percentage of a protected value under the benefit. The contractholder also has the potential to increase this annual amount, based on certain subsequent increases in account value that may occur. The GMIWB can be elected by the contract holder upon issuance of an appropriate deferred variable annuity contract or at any time following contract issue prior to annuitization. Certain GMIWB features include an asset transfer feature that reduces the Company’s exposure to these guarantees. The GMIWB liability is calculated as the present value of future expected payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature.

As part of its risk management strategy, the Company limits its exposure to these risks through a combination of product design elements, such as an asset transfer feature and affiliated reinsurance agreements. The asset transfer feature, included in the design of certain optional living benefits, transfers assets between certain variable investments selected by the annuity contractholder and, depending on the benefit feature, a fixed rate account in the general account or a bond portfolio within the separate accounts. The transfers are based on the static mathematical formula, used with the particular optional benefit, which considers a number of factors, including, but not limited to, the impact of investment performance of the contractholder total account value. In general, but not always, negative investment performance may result in transfers to a fixed-rate account in the

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements—(Continued)

general account or a bond portfolio within the separate accounts, and positive investment performance may result in transfers back to contractholder-selected variable investments. Other product design elements utilized for certain products to manage these risks include asset allocation restrictions and minimum issuance age requirements. For risk management purposes the Company segregates the variable annuity living benefit features into those that include the asset transfer feature including certain GMIWB riders and certain GMAB riders that feature the GRO policyholder benefits; and those that do not include the asset transfer feature, including certain legacy GMIWB, GMWB, GMAB and GMIB riders. Living benefit riders that include the asset transfer feature also include GMDB riders, and as such the GMDB risk in these riders also benefits from this feature.

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

Sales Inducements
(in thousands)
Balance as of December 31, 2011	$445,841
Capitalization	59,269
Amortization - Impact of assumption and experience unlocking and true-ups	133,214
Amortization - All other	(94,752)
Change in unrealized gains/losses	13,258

Balance as of December 31, 2012	556,830

Capitalization	31,370
Amortization - Impact of assumption and experience unlocking and true-ups	13,038
Amortization - All other	179,219
Change in unrealized gains/losses	28,790

Balance as of December 31, 2013	809,247

Capitalization	11,515
Amortization - Impact of assumption and experience unlocking and true-ups	45,417
Amortization - All other	(204,563)
Change in unrealized gains/losses	3,591

Balance as of December 31, 2014	$665,207

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

Statutory net income of the Company amounted to $393 million, $406 million and $217 million, for the years ended December 31, 2014, 2013 and 2012, respectively. Statutory surplus of the Company amounted to $606 million and $443 million at December 31, 2014 and 2013, respectively.

The Company is subject to Arizona law which limits the amount of dividends that insurance companies can pay to its stockholder. The maximum dividend, which may be paid in any twelve month period without notification or approval, is limited to the lesser of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year. Cash dividends may only be paid out of surplus derived from realized net profits. Based on these limitations, there is a capacity to pay a dividend of $61 million after December 19, 2015, without prior approval.

On December 19, 2014 and June 27, 2014, the Company paid dividends of $75 million and $267 million, respectively, to its parent, Prudential Annuities, Inc. On December 16, 2013 and June 26, 2013, the Company paid dividends of $100 million and $184 million, respectively, to Prudential Annuities, Inc. On December 11, 2012 and June 29, 2012, the Company paid dividends of $160 million and $248 million, respectively, to Prudential Annuities, Inc.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements—(Continued)

9.    INCOME TAXES

The components of income tax expense (benefit) for the years ended December 31, were as follows:

	2014	2013	2012
		(in thousands)
Current tax expense:
U.S.	$(8,499)	$36,759	$26,637
State and local	-	-	-

Total	$(8,499)	$36,759	$26,637

Deferred tax expense:
U.S.	17,103	295,613	196,997
State and local	-	-	-

Total	$17,103	$295,613	$196,997

Total income tax expense (benefit) on income from continuing operations	8,604	332,372	223,634
Income tax expense (benefit) reported in equity related to:
Other comprehensive income (loss)	7,407	(41,149)	(7,218)
Additional paid-in capital	-	4,354	5,730

Total income tax expense (benefit)	$16,011	$295,577	$222,146

In July 2014, the Internal Revenue Service (“IRS”) issued guidance relating to the hedging of variable annuity guaranteed minimum benefits (“Hedging IDD”). The Hedging IDD provides an elective safe harbor tax accounting method for certain contracts which permits the current deduction of losses and the deferral of gains for hedging activities that can be applied to open years under IRS examination beginning with the earliest open year. The Company will apply this tax accounting method for hedging gains and losses covered by the Hedging IDD beginning with 2013. As a result of applying such accounting method in 2014 the Company’s U.S. current tax benefit includes an additional tax benefit of $59 million and a corresponding reduction of deferred tax assets.

The Company’s actual income tax expense on continuing operations for the years ended December 31 differs from the expected amount computed by applying the statutory federal income tax rate of 35% to income from continuing operations before income taxes for the following reasons:

	2014	2013	2012
	(in thousands)

Expected federal income tax expense (benefit)	$90,780	$413,162	$300,192
Non taxable investment income	(69,122)	(69,665)	(66,895)
Tax credits	(13,080)	(10,595)	(10,279)
Other	26	(529)	616

Total income tax expense (benefit)	$8,604	$332,372	$223,634

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

In August 2007, the IRS released Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the DRD related to variable life insurance and annuity contracts. In September 2007, the IRS released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54 and informed taxpayers that the U.S. Treasury Department and the IRS intend to address through new guidance the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts. In May 2010, the IRS issued an Industry Director Directive (“IDD”) confirming that the methodology for calculating the DRD set forth in Revenue Ruling 2007-54 should not be followed. The IDD also confirmed that the IRS guidance issued before Revenue Ruling 2007-54, which guidance the Company relied upon in calculating its DRD, should be used to determine the DRD. In February 2014, the IRS released Revenue Ruling 2014-7, which modified and superseded Revenue Ruling 2007-54, by removing the provisions of Revenue Ruling 2007-54 related to the methodology to be followed in calculating the DRD and obsoleting Revenue Ruling 2007-61. These activities had no impact on the Company’s 2012, 2013 or 2014 results. However, there remains the possibility that the IRS and the U.S. Treasury will address,

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements—(Continued)

through subsequent guidance, the issues related to the calculation of the DRD. For the last several years, the revenue proposals included in the Obama Administration’s budgets included a proposal that would change the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through guidance or legislation, could increase actual tax expense and reduce the Company’s net income.

Deferred tax assets and liabilities at December 31, resulted from the items listed in the following table:

	2014	2013
	(in thousands)
Deferred tax assets
Insurance reserves	$267,536	$292,815
Investments	13,270	124,489
Compensation reserves	1,760	1,860
Other	-	-

Deferred tax assets	282,566	419,165

Deferred tax liabilities
VOBA and deferred policy acquisition cost	370,548	435,775
Deferred sales inducements	232,822	283,236
Net unrealized gain on securities	68,819	66,046
Other	1,239	464

Deferred tax liabilities	673,428	785,521

Net deferred tax asset (liability)	$(390,863)	$(366,356)

The application of U.S. GAAP requires the Company to evaluate the recoverability of deferred tax assets and establish a valuation allowance if necessary to reduce the deferred tax asset to an amount that is more likely than not expected to be realized. Considerable judgment is required in determining whether a valuation allowance is necessary, and if so, the amount of such valuation allowance. In evaluating the need for a valuation allowance the Company considers many factors, including: (1) the nature of the deferred tax assets and liabilities; (2) whether they are ordinary or capital; (3) in which tax jurisdictions they were generated and the timing of their reversal; (4) taxable income in prior carryback years as well as projected taxable earnings exclusive of reversing temporary differences and carryforwards; (5) the length of time that carryovers can be utilized in the various taxing jurisdictions; (6) any unique tax rules that would impact the utilization of the deferred tax assets; and (7) any tax planning strategies that the Company would employ to avoid a tax benefit from expiring unused. Although realization is not assured, management believes it is more likely than not that the deferred tax assets, net of valuation allowances, will be realized. The Company had no valuation allowance as of December 31, 2014, and 2013.

Management believes that based on its historical pattern of taxable income, the Company will produce sufficient income in the future to realize its deferred tax assets. Adjustments to the valuation allowance will be made if there is a change in management’s assessment of the amount of deferred tax asset that is realizable.

The Company’s income (loss) from continuing operations before income taxes includes income (loss) from domestic operations of $259 million, $1,180 million and $858 million, and no income from foreign operations for the years ended December 31, 2014, 2013 and 2012, respectively.

The Company’s liability for income taxes includes the liability for unrecognized tax benefits and interest that relate to tax years still subject to review by the IRS or other taxing authorities. The completion of review or the expiration of the Federal statute of limitations for a given audit period could result in an adjustment to the liability for income taxes.

The Company classifies all interest and penalties related to tax uncertainties as income tax expense (benefit). In December 31, 2014 and 2013, the Company recognized nothing in the statement of operations and recognized no liabilities in the statement of financial position for tax-related interest and penalties. The Company had zero unrecognized tax benefits as of December 31, 2014 and 2013. The Company does not anticipate any significant changes within the next 12 months to its total unrecognized tax benefits related to tax years for which the statute of limitations has not expired.

At December 31, 2014, the Company remains subject to examination in the U.S. for tax years 2009 through 2014.

In 2009, the Company joined in filing the federal tax return with its ultimate parent, Prudential Financial, Inc. For tax years 2009 through 2015, the Company is participating in the IRS’s Compliance Assurance Program (“CAP”). Under CAP, the IRS assigns an examination team to review completed transactions as they occur in order to reach agreement with the Company on how they should be reported in the relevant tax returns. If disagreements arise, accelerated resolutions programs are available to resolve the disagreements in a timely manner before the tax returns are filed.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements—(Continued)

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

Level 2 - Fair value is based on significant inputs, other than quoted prices included in Level 1, that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability through corroboration with observable market data. Level 2 inputs include quoted market prices in active markets for similar assets and liabilities, quoted market prices in markets that are not active for identical or similar assets or liabilities, and other market observable inputs. The Company’s Level 2 assets and liabilities include: fixed maturities (corporate public and private bonds, most government securities, certain asset-backed and mortgage-backed securities, etc.), certain equity securities (mutual funds, which do not actively trade and are priced based on a net asset value), and certain over-the-counter derivatives.

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

	As of December 31, 2014
	Level 1	Level 2	Level 3	Netting (1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S Treasury securities and obligations of U.S. government authorities and agencies	$-	$6,336	$-	$-	$6,336
Obligations of U.S. states and their political subdivisions	-	70,789	-	-	70,789
Foreign government bonds	-	37,355	-	-	37,355
Corporate securities	-	1,985,614	116,070	-	2,101,684
Asset-backed securities	-	108,487	40,524	-	149,011
Commercial mortgage-backed securities	-	302,185	-	-	302,185
Residential mortgage-backed securities	-	133,233	-	-	133,233

Sub-total	-	2,643,999	156,594	-	2,800,593
Trading account assets:
Equity securities	6,131	-	-	-	6,131

Sub-total	6,131	-	-	-	6,131

Equity securities, available-for-sale	-	17	-	-	17
Short-term investments	57,185	-	-	-	57,185
Cash equivalents	-	-	225	-	225
Other long-term investments	-	118,846	633	(24,288)	95,191
Reinsurance recoverables	-	-	2,996,154	-	2,996,154
Receivables from parent and affiliates	-	18,748	22,320	-	41,068

Sub-total excluding separate account assets	63,316	2,781,610	3,175,926	(24,288)	5,996,564

Separate account assets (2)	-	44,101,699	-	-	44,101,699

Total assets	$63,316	$46,883,309	$3,175,926	$(24,288)	$50,098,263

Future policy benefits (3)	$-	$-	$3,112,411	$-	$3,112,411
Payables to parent and affiliates	-	21,249	-	(21,249)	-

Total liabilities	$-	$21,249	$3,112,411	$(21,249)	$3,112,411

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements—(Continued)

	As of December 31, 2013
	Level 1	Level 2	Level 3	Netting (1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S Treasury securities and obligations of U.S. government authorities and agencies	$-	$6,384	$-	$-	$6,384
Obligations of U.S. states and their political subdivisions	-	68,566	-	-	68,566
Foreign government securities	-	31,154	-	-	31,154
Corporate securities	-	2,325,846	96,796	-	2,422,642
Asset-backed securities	-	124,103	63,789	-	187,892
Commercial mortgage-backed securities	-	390,633	-	-	390,633
Residential mortgage-backed securities	-	156,945	-	-	156,945

Sub-total	-	3,103,631	160,585	-	3,264,216
Trading account assets:
Equity securities	6,364	-	313	-	6,677

Sub-total	6,364	-	313	-	6,677

Equity securities, available-for-sale	-	16	192	-	208
Short-term investments	118,188	-	-	-	118,188
Other long-term investments	-	73,535	486	(73,535)	486
Reinsurance recoverables	-	-	748,005	-	748,005
Receivables from parent and affiliates	-	19,071	6,347	-	25,418

Sub-total excluding separate account assets	124,552	3,196,253	915,928	(73,535)	4,163,198

Separate account assets (2)	1,190,903	45,435,925	-	-	46,626,828

Total assets	$1,315,455	$48,632,178	$915,928	$(73,535)	$50,790,026

Future policy benefits (3)	$-	$-	$778,226	$-	$778,226
Payables to parent and affiliates	-	94,580	-	(72,822)	21,758

Total liabilities	$-	$94,580	$778,226	$(72,822)	$799,984

(1)	“Netting” amounts represent cash collateral of $3.0 million and $0.7 million as of December 31, 2014 and December 31, 2013, respectively, and the impact of offsetting asset and liability positions held with the same counterparty, subject to master netting arrangements.
(2)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Statement of Financial Position.
(3)	As of December 31, 2014, the net embedded derivative liability position of $3,112 million includes $55 million of embedded derivatives in an asset position and $3,167 million of embedded derivatives in a liability position. As of December 31, 2013, the net embedded derivative liability position of $778 million includes $245 million of embedded derivatives in an asset position and $1,023 million of embedded derivatives in a liability position.

The methods and assumptions the Company uses to estimate the fair value of assets and liabilities measured at fair value on a recurring basis are summarized below.

Fixed Maturity Securities – The fair values of the Company’s public fixed maturity securities are generally based on prices obtained from independent pricing services. Prices for each security are generally sourced from multiple pricing vendors, and a vendor hierarchy is maintained by asset type based on historical pricing experience and vendor expertise. The Company ultimately uses the price from the pricing service highest in the vendor hierarchy based on the respective asset type. The pricing hierarchy is updated for new financial products and recent pricing experience with various vendors. Consistent with the fair value hierarchy described above, securities with validated quotes from pricing services are generally reflected within Level 2, as they are primarily based on observable pricing for similar assets and/or other market observable inputs. Typical inputs used by these pricing services include but are not limited to reported trades, benchmark yields, issuer spreads, bids, offers, and/or estimated cash flow, prepayment speeds, and default rates. If the pricing information received from third party pricing services is deemed not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process with the pricing service or classify the security as Level 3. If the pricing service updates the price to be more consistent with the presented market observations, the security remains within Level 2.

Internally-developed valuations or indicative broker quotes are also used to determine fair value in circumstances where vendor pricing is not available, or where the Company ultimately concludes that pricing information received from independent pricing services is not reflective of market activity. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may override the information with an internally developed valuation. As of December 31, 2014 and 2013 overrides on a net basis were not material. Pricing service overrides, internally-developed valuations and indicative broker quotes are generally included in Level 3 in the fair value hierarchy.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements—(Continued)

The Company conducts several specific price monitoring activities. Daily analyses identify price changes over pre-determined thresholds defined at the financial instrument level. Various pricing integrity reports are reviewed on a daily and monthly basis to determine if pricing is reflective of market activity or if it would warrant any adjustments. Other procedures performed include, but are not limited to, reviews of third-party pricing services methodologies, reviews of pricing trends, and back testing.

The fair value of private fixed maturities, which are comprised of investments in private placement securities, originated by internal private asset managers, are primarily determined using discounted cash flow models. These models primarily use observable inputs that include Treasury or similar base rates plus estimated credit spreads to value each security. The credit spreads are obtained through a survey of private market intermediaries who are active in both primary and secondary transactions, and consider, among other factors, the credit quality and industry sector of the issuer and the reduced liquidity associated with private placements. Since most private placements are valued using standard market observable inputs and inputs derived from, or corroborated by, market observable data including observed prices and spreads for similar publicly traded or privately traded issues, they have been reflected within Level 2. For certain private fixed maturities, the discounted cash flow model may incorporate significant unobservable inputs, which reflect the Company’s own assumptions about the inputs that market participants would use in pricing the asset. To the extent management determines that such unobservable inputs are significant to the price of a security, a Level 3 classification is made.

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

Derivatives classified as Level 3 include structured products. These derivatives are valued based upon models, such as Monte Carlo simulation models and other techniques, that utilize significant unobservable inputs. Level 3 methodologies are validated through periodic comparison of the Company’s fair values to external broker-dealer values. As of December 31, 2014 and 2013, there were no internally valued derivatives with the fair value classified within Level 3, and all derivatives were classified within Level 2. See Note 11 for more details on the fair value of derivative instruments by primary underlying.

Short-Term Investments – Short-term investments include money market instruments and other highly liquid debt instruments. Certain money market instruments are valued using unadjusted quoted prices in active markets that are accessible for identical assets and are primarily classified as Level 1.

Separate Account Assets – Separate account assets include fixed maturity securities, treasuries, equity securities, and mutual funds for which values are determined consistent with similar instruments described above under “Fixed Maturity Securities” and “Equity Securities.”

Receivables from Parent and Affiliates – Receivables from Parent and Affiliates carried at fair value include affiliated bonds within the Company’s legal entity whose fair value are determined consistent with similar securities described above under “Fixed Maturity Securities” managed by affiliated asset managers.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements—(Continued)

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

Future Policy Benefits – The liability for future policy benefits is related to guarantees primarily associated with the optional living benefit features of certain variable-annuity contracts offered by the Company, including GMABs, GMWBs, and GMIWBs, accounted for as embedded derivatives. The fair values of the GMAB, GMWB, and GMIWB liabilities are calculated as the present value of future expected benefit payments to contractholders less the present value of assessed rider fees attributable to the optional living benefit feature. This methodology could result in either a liability or contra-liability balance, given changing capital market conditions and various actuarial assumptions. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The determination of these risk premiums requires the use of management judgment.

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

Actuarial assumptions, including contractholder behavior and mortality, are reviewed at least annually, and updated based upon emerging experience, future expectations, and other data, including any observable market data. These assumptions are generally updated annually unless a material change that the Company feels is indicative of a long term trend is observed in an interim period.

Transfers between Levels 1 and 2 – Overall, transfers between levels are made to reflect changes in observability of inputs and market activity. Transfers into or out of any level are assumed to occur at beginning of the quarter in which the transfers occur. Periodically there are transfers between Level 1 and Level 2 for assets held in the Company’s Separate Account. During the year ended December 31, 2014, $963 million was transferred from Level 1 to Level 2. During the year ended December 31, 2013, $933 million was transferred from Level 2 to Level 1.

Level 3 Assets and Liabilities by Price Source – The tables below present the balances of Level 3 assets and liabilities measured at fair value with their corresponding pricing sources.

	As of December 31, 2014
	Internal (1)	External (2)	Total
	(in thousands)
Corporate securities	$99,209	$16,861	$116,070
Asset-backed securities	-	40,524	40,524
Cash equivalents	225	-	225
Other long-term investments	-	633	633
Reinsurance recoverables	2,996,154	-	2,996,154
Receivables from parent and affiliates	-	22,320	22,320

Total assets	$3,095,588	$80,338	$3,175,926

Future policy benefits	3,112,411	-	3,112,411

Total liabilities	$3,112,411	$-	$3,112,411

	As of December 31, 2013
	Internal (1)	External (2)	Total
	(in thousands)
Corporate securities	$94,730	$2,066	$96,796
Asset-backed securities	-	63,789	63,789
Equity securities	192	313	505
Other long-term investments	-	486	486
Reinsurance recoverables	748,005	-	748,005
Receivables from parent and affiliates	-	6,347	6,347

Total assets	$842,927	$73,001	$915,928

Future policy benefits	778,226	-	778,226

Total liabilities	$778,226	$-	$778,226

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements—(Continued)

(1)	Represents valuations reflecting both internally-derived and market inputs. See below for additional information related to internally-developed valuation for significant items in the above table.
(2)	Represents unadjusted prices from independent pricing-services and independent indicative broker quotes where pricing inputs are not readily available.

Quantitative Information Regarding Internally Priced Level 3 Assets and Liabilities – The tables below present quantitative information on significant internally-priced Level 3 assets and liabilities (see narrative below for quantitative information for separate account assets).

	As of December 31, 2014
	Fair Value	Primary Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value (1)
	(in thousands)
Assets:
Corporate securities	$99,209	Discounted cash flow	Discount rate	3.55%	11.75%	3.96%	Decrease
Reinsurance recoverables	$2,996,154	Fair values are determined in the same manner as future policy benefits
Liabilities:

Future policy benefits (2)	$3,112,411	Discounted cash flow	Lapse rate (3)	0%	14%		Decrease

			NPR spread (4)	0.00%	1.30%		Decrease
			Utilization rate (5)	63%	95%		Increase
			Withdrawal rate (6)	74%	100%		Increase
			Mortality rate (7)	0%	14%		Decrease
			Equity Volatility curve	17%	28%		Increase

	As of December 31, 2013
	Fair Value	Primary Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value (1)
	(in thousands)
Assets:
Corporate securities	$94,730	Discounted cash flow	Discount rate	3.73%	12.06%	3.90%	Decrease
Reinsurance recoverables	$748,005	Fair values are determined in the same manner as future policy benefits
Liabilities:

Future policy benefits (2)	$778,226	Discounted cash flow	Lapse rate (3)	0%	11%		Decrease

			NPR spread (4)	0.08%	1.09%		Decrease
			Utilization rate (5)	70%	94%		Increase
			Withdrawal rate (6)	86%	100%		Increase
			Mortality rate (7)	0%	13%		Decrease
			Equity Volatility curve	15%	28%		Increase

(1)	Conversely, the impact of a decrease in input would have the opposite impact for the fair value as that presented in the table.
(2)	Future policy benefits primarily represent general account liabilities for the optional living benefit features of the Company’s variable annuity contracts which are accounted for as embedded derivatives. Since the valuation methodology for these liabilities uses a range of inputs that vary at the contract level over the cash flow projection period, presenting a range, rather than weighted average, is a more meaningful representation of the unobservable inputs used in the valuation.
(3)	Lapse rates are adjusted at the contract level based on a the in-the-moneyness of the living benefit, and reflect other factors, such as the applicability of any surrender charges. Lapse rates are reduced when contracts are more in-the-money. Lapse rates are also generally assumed to be lower for the period where surrender charges apply.
(4)	To reflect NPR, the Company incorporates an additional spread over LIBOR into the discount rate used in the valuation of individual living benefit contracts in a liability position and generally not to those in a contra-liability position. The NPR spread reflects the financial strength ratings of the Company and its affiliates, as these are insurance liabilities and senior to debt. The additional spread over LIBOR is determined by utilizing the credit spreads associated with issuing funding agreements adjusted for any illiquidity risk premium.
(5)	The utilization rate assumption estimates the percentage of contracts that will utilize the benefit during the contract duration, and begin lifetime withdrawals at various time intervals from contract inception. The remaining contractholders are assumed to either begin lifetime withdrawals immediately or never utilize the benefit. Utilization assumptions may vary by product type, tax status, and age. The impact of changes in these assumptions is highly dependent on the product type, the age of the contractholder at the time of the sale, and the timing of the first lifetime income withdrawal.
(6)	The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions may vary based on the product type, contractholder, age, tax status, and withdrawal timing. The fair value of the liability will generally increase the closer the withdrawal rate is to 100%.
(7)	Range reflects the mortality rate for the vast majority of business with living benefits, with policyholders ranging from 35 to 90 years old. While the majority of living benefits have a minimum age requirement, certain benefits do not have an age restriction. This results in contractholders for certain benefits with mortality rates approaching 0%. Based on historical experience, the Company applies a set of age and duration specific mortality rate adjustments compared to standard industry tables. A mortality improvement assumption is also incorporated into the overall mortality table.

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

The Company has also established policies and guidelines that require the establishment of valuation methodologies and consistent application of such methodologies. These policies and guidelines govern the use of inputs and price source hierarchies and provide controls around the valuation processes. These controls include appropriate review and analysis of investment prices against market activity or indicators of reasonableness, analysis of portfolio returns to corresponding benchmark returns, back-testing, review of bid/ask spreads to assess activity, approval of price source changes, price overrides, methodology changes and classification of fair value hierarchy levels. For optional living benefit features of the Company’s variable annuity products, the actuarial valuation unit periodically performs baseline testing of contract input data and actuarial assumptions are reviewed at least annually, and updated based upon emerging experience, future expectations and other data, including any observable market data. The valuation policies and guidelines are reviewed and updated as appropriate.

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

	Year Ended December 31, 2014
	Fixed Maturities Available-For-Sale

	Corporate Securities	Asset- Backed Securities	Commercial Mortgage-Backed Securities	Trading Account Assets - Equity Securities	Equity Securities Available- for-Sale
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$96,796	$63,789	$-	$313	$192
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	1,592	-	-	-	-
Asset management fees and other income	-	-	-	15	-
Included in other comprehensive income (loss)	(846)	196	(83)	-	-
Net investment income	5,024	120	-	-	-
Purchases	20,720	14,933	52,518	-	-
Sales	(202)	-	-	-	(192)
Issuances	-	-	-	-	-
Settlements	(7,014)	(40,337)	-	(328)	-
Transfers into Level 3 (1)	-	28,152	-	-	-
Transfers out of Level 3 (1)	-	(26,329)	(52,435)	-	-

Fair Value, end of period assets/(liabilities)	$116,070	$40,524	$-	$-	$-

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$-	$-	$-	$-	$-
Asset management fees and other income	$-	$-	$-	$15	$-

	Year Ended December 31, 2014
	Cash Equivalents	Other Long-term Investments	Reinsurance Recoverables	Receivables from parent and affiliates	Future Policy Benefits
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$-	$486	$748,005	$6,347	(778,226)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	-	-	2,013,931	-	(2,088,505)
Asset management fees and other income	-	(14)	-	-	-
Included in other comprehensive income (loss)	-	-	-	(420)	-
Net investment income	-	-	-	-	-
Purchases	400	166	234,218	19,351	-
Sales	(175)	-	-	-	-
Issuances	-	-	-	-	(245,680)
Settlements	-	(5)	-	-	-
Transfers into Level 3 (1)	-	-	-	1,985	-
Transfers out of Level 3 (1)	-	-	-	(4,943)	-

Fair Value, end of period assets/(liabilities)	$225	$633	$2,996,154	$22,320	(3,112,411)

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$-	$-	$2,040,048	$-	(2,115,680)
Asset management fees and other income	$-	$(14)	$-	$-	-

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements—(Continued)

	Year Ended December 31, 2013
	Fixed Maturities Available-For-Sale			Trading Account Assets - Equity Securities	Equity Securities Available- for-Sale
	Corporate Securities	Asset- Backed Securities	Commercial Mortgage- Backed
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$95,555	$69,298	$-	$207	$-
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	49	-	-	-	-
Asset management fees and other income	-	-	-	106	-
Included in other comprehensive income (loss)	(4,179)	(470)	18	-	-
Net investment income	4,729	454	-	-	-
Purchases	4,817	40,868	17,169	-	192
Sales	-	-	-	-	-
Issuances	-	-	-	-	-
Settlements	(4,629)	(13,924)	-	-	-
Transfers into Level 3 (1)	4,976	-	-	-	-
Transfers out of Level 3 (1)	(4,522)	(29,441)	(17,187)	-	-
Other (3)	-	(2,996)	-	-	-

Fair Value, end of period assets/(liabilities)	$96,796	$63,789	$-	$313	$192

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$-	$-	$-	$-	$-
Asset management fees and other income	$-	$-	$-	$107	$-

	Year Ended December 31, 2013
	Other Long-term Investments	Reinsurance Recoverables	Receivables from parent and affiliates	Future Policy Benefits
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$1,054	$1,732,094	$1,995	$(1,793,137)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(739)	(1,220,073)	-	1,262,310
Asset management fees and other income	60	-	-	-
Included in other comprehensive income (loss)	-	-	99	-
Net investment income	-	-	-	-
Purchases	111	235,984	6,250	-
Sales	-	-	(2,996)	-
Issuances	-	-	-	(247,399)
Settlements	-	-	-	-
Transfers into Level 3 (1)	-	-	-	-
Transfers out of Level 3 (1)	-	-	(1,997)	-
Other (3)	-	-	2,996	-

Fair Value, end of period assets/(liabilities)	$486	$748,005	$6,347	$(778,226)

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$-	$(1,166,676)	$-	$1,207,600
Asset management fees and other income	$51	$-	$-	$-

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements—(Continued)

	Year Ended December 31, 2012
	Fixed Maturities Available-For-Sale

	Corporate Securities	Asset Backed Securities	Trading Account Assets - Equity	Other Long- Term Investments	Reinsurance Recoverables
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$89,658	$48,563	$203	$1,213	$1,747,757
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	1,606	-	-	(2,326)	(244,519)
Asset management fees and other income	-	-	4	(3)	-
Included in other comprehensive income (loss)	2,271	1,109	-	-	-
Net investment income	4,634	649	-	-	-
Purchases	5,400	30,311	-	2,166	228,856
Sales	(29)	-	-	-	-
Issuances	-	-	-	-	-
Settlements	(8,286)	(11,334)	-	4	-
Transfers into Level 3 (1)	11,992	-	-	-	-
Transfers out of Level 3 (1)	(11,691)	-	-	-	-

Fair Value, end of period assets/(liabilities)	$95,555	$69,298	$207	$1,054	$1,732,094

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$-	$-	$-	$(1,349)	$(194,274)
Asset management fees and other income	$-	$-	$4	$(3)	$-

	Year Ended December 31, 2012

	Receivables from parent and affiliates	Future Policy Benefits
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$-	$(1,783,595)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	-	230,349
Asset management fees and other income	-	-
Included in other comprehensive income (loss)	(5)	-
Net investment income	-	-
Purchases	2,000	-
Sales	-	-
Issuances	-	(239,891)
Settlements	-	-
Transfers into Level 3 (1)	-	-
Transfers out of Level 3 (1)	-	-

Fair Value, end of period assets/(liabilities)	$1,995	$(1,793,137)

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$-	$179,477
Asset management fees and other income	$-	$-

(1)	Transfers into or out of Level 3 are reported as the value as of the beginning of the quarter in which the transfer occurs.
(2)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(3)	Other primarily represents reclassifications of certain assets between reporting categories.

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

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements—(Continued)

Fair Value of Financial Instruments

The table below presents the carrying amount and fair value by fair value hierarchy level of certain financial instruments that are not reported at fair value. The financial instruments presented below are reported at carrying value on the Company’s Statements of Financial Position; however, in some cases, as described below, the carrying amount equals or approximates fair value.

	December 31, 2014

	Fair Value				Carrying Amount (1)

	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$-	$2,779	$447,157	$449,936	$422,563
Policy loans	-	-	13,355	13,355	13,355
Other long term investments	-	-	2,639	2,639	2,238
Cash and cash equivalents	369	-	-	369	369
Accrued investment income	-	25,008	-	25,008	25,008
Receivables from parent and affiliates	-	10,367	-	10,367	10,367
Other assets	-	1,009	-	1,009	1,009

Total assets	$369	$39,163	$463,151	$502,683	$474,909

Liabilities:
Policyholders’ account balances - investment contracts	$-	$-	$91,217	$91,217	$92,663
Cash collateral for loaned securities	-	5,285	-	5,285	5,285
Short-term debt	-	54,354	-	54,354	54,354
Payables to parent and affiliates	-	37,415	-	37,415	37,415
Other liabilities	-	89,956	-	89,956	89,956
Separate account liabilities - investment contracts	-	487	-	487	487

Total liabilities	$-	$187,497	$91,217	$278,714	$280,160

	December 31, 2013

	Fair Value				Carrying Amount (1)

	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$-	$-	$422,584	$422,584	$398,991
Policy loans	-	-	12,454	12,454	12,454
Other long term investments	-	-	1,623	1,623	1,440
Cash and cash equivalents	1,417	-	-	1,417	1,417
Accrued investment income	-	32,169	-	32,169	32,169
Receivables from parent and affiliates	-	10,177	-	10,177	10,177
Other assets	-	11,190	-	11,190	11,190

Total assets	$1,417	$53,536	$436,661	$491,614	$467,838

Liabilities:
Policyholders’ account balances - investment contracts	$-	$-	$84,153	$84,153	$85,672
Cash collateral for loaned securities	-	47,896	-	47,896	47,896
Short-term debt	-	218,488	-	218,488	205,000
Payables to parent and affiliates	-	85,204	-	85,204	85,204
Other liabilities	-	101,656	-	101,656	101,656
Separate account liabilities - investment contracts	-	796	-	796	796

Total liabilities	$-	$454,040	$84,153	$538,193	$526,224

(1)	Carrying values presented herein differ from those in the Company’s Statement of Financial Position because certain items within the respective financial statement captions are not considered financial instruments or out of scope under authoritative guidance relating to disclosures of the fair value of financial instruments. Financial statement captions excluded from the above table are not considered financial instruments.

The fair values presented above have been determined by using available market information and by applying market valuation methodologies, as described in more detail below.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements—(Continued)

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

Other Long-term Investments

Other long-term investments include investments in joint ventures and limited partnerships. The estimated fair values of these cost method investments are generally based on the Company’s share of the net asset value (“NAV”) as provided in the financial statements of the investees. In certain circumstances, management may adjust the NAV by a premium or discount when it has sufficient evidence to support applying such adjustments. No such adjustments were made as of December 31, 2014 and 2013.

Cash and Cash Equivalents, Accrued Investment Income, Receivables from Parent and Affiliates, and Other Assets

The Company believes that due to the short-term nature of certain assets, the carrying value approximates fair value. These assets include: cash and cash equivalents, accrued investment income, and other assets that meet the definition of financial instruments, including receivables such as unsettled trades and accounts receivable.

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

Debt

The fair value of short-term debt is generally determined by either prices obtained from independent pricing services, which are validated by the Company, or discounted cash flow models. These fair values consider the Company’s own NPR. Discounted cash flow models predominately use market observable inputs such as the borrowing rates currently available to the Company for debt and financial instruments with similar terms and remaining maturities. For debt with a maturity of less than 90 days, the carrying value approximates fair value.

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

Separate Account Liabilities - Investment Contracts

Only the portion of separate account liabilities related to products that are investment contracts are reflected in the table above. Separate account liabilities are recorded at the amount credited to the contractholder, which reflects the change in fair value of the corresponding separate account assets including contractholder deposits less withdrawals and fees; therefore, carrying value approximates fair value.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements—(Continued)

11.    DERIVATIVE INSTRUMENTS

Types of Derivative Instruments and Derivative Strategies

Interest Rate Contracts

Interest rate swaps are used by the Company to reduce risks from changes in interest rates, manage interest rate exposures arising from mismatches between assets and liabilities (including duration mismatches) and to hedge against changes in the value of assets it owns or anticipates acquiring or selling. Swaps may be attributed to specific assets or liabilities or may be used on a portfolio basis. Under interest rate swaps, the Company agrees with counterparties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed upon notional principal amount. Generally, no cash is exchanged at the outset of the contract and no principal payments are made by either party. These transactions are entered into pursuant to master agreements that provide for a single net payment to be made by one counterparty at each due date.

Equity Contracts

Equity index options are contracts which will settle in cash based on differentials in the underlying indices at the time of exercise and the strike price. The Company uses combinations of purchases and sales of equity index options to hedge the effects of adverse changes in equity indices within a predetermined range.

Total return swaps are contracts whereby the Company agrees with counterparties to exchange, at specified intervals, the difference between the return on an asset (or market index) and LIBOR based on a notional amount. The Company generally uses total return swaps to hedge the effect of adverse changes in equity indices.

Foreign Exchange Contracts

Currency derivatives, including currency swaps, are used by the Company to reduce risks from changes in currency exchange rates with respect to investments denominated in foreign currencies that the Company either holds or intends to acquire or sell.

Under currency swaps, the Company agrees with counterparties to exchange, at specified intervals, the difference between one currency and another at an exchange rate and calculated by reference to an agreed principal amount. Generally, the principal amount of each currency is exchanged at the beginning and termination of the currency swap by each party. These transactions are entered into pursuant to master agreements that provide for a single net payment to be made by one counterparty for payments made in the same currency at each due date.

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

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements—(Continued)

The table below provides a summary of the gross notional amount and fair value of derivatives contracts by the primary underlying, excluding embedded derivatives which are recorded with the associated host. Many derivative instruments contain multiple underlyings. The fair value amounts below represent the gross fair value of derivative contracts prior to taking into account the netting effects of master netting agreements, cash collateral held with the same counterparty, and non-performance risk.

	December 31, 2014			December 31, 2013
		Gross Fair Value			Gross Fair Value
Primary Underlying	Notional	Assets	Liabilities	Notional	Assets	Liabilities
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Currency/Interest Rate	$83,412	$5,555	$(654)	$72,747	$940	$(4,635)

Total Qualifying Hedges	$83,412	$5,555	$(654)	$72,747	$940	$(4,635)

Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$1,902,750	$92,507	$(18,480)	$1,533,750	$59,872	$(80,601)
Interest Rate Options	100,000	10,736	-	100,000	6,534	-
Currency/Interest Rate
Foreign Currency Swaps	57,011	4,363	(5)	55,919	19	(1,349)
Credit
Credit Default Swaps	1,200	-	(43)	6,050	-	(115)
Equity
Total Return Swaps	220,986	1,937	-	219,896	-	(4,712)
Equity Options	6,842,242	3,748	(2,067)	13,170,805	6,170	(3,168)

Total Non-Qualifying Hedges	$9,124,189	$113,291	$(20,595)	$15,086,420	$72,595	$(89,945)

Total Derivatives (1)	$9,207,601	$118,846	$(21,249)	$15,158,667	$73,535	$(94,580)

(1)	Excludes embedded derivatives which contain multiple underlyings. The fair value of the embedded derivatives related to the living benefit feature was a liability of $3,112 million and $778 million as of December 31, 2014 and December 31, 2013, respectively, included in “Future policy benefits.” The fair value of the embedded derivatives related to the reinsurance of certain of these benefits to Pruco Re and Prudential Insurance included in “Reinsurance recoverables” was an asset of $2,996 million and $748 million as of December 31, 2014 and December 31, 2013, respectively.

Offsetting Assets and Liabilities

The following table presents recognized derivative instruments (including bifurcated embedded derivatives) that are offset in the balance sheet, and/or are subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in the balance sheet.

	December 31, 2014
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral (1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$118,846	$(24,288)	$94,558	$(82,602)	$11,956

Offsetting of Financial Liabilities:
Derivatives	$21,249	$(21,249)	$-	$-	$-

	December 31, 2013
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral (1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$73,535	$(73,535)	$-	$-	$-

Offsetting of Financial Liabilities:
Derivatives	$94,580	$(72,822)	$21,758	$(21,758)	$-

(1)	Amounts exclude the excess of collateral received/pledged from/to the counterparty. Prior period has been revised to conform to current period presentation.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements—(Continued)

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

The following tables provide the financial statement classification and impact of derivatives used in qualifying and non-qualifying hedge relationships, excluding the offset of the hedged item in an effective hedge relationship:

	Year Ended December 31, 2014
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	Accumulated Other Comprehensive Income (Loss) (1)
	(in thousands)
Derivatives Designated as Hedging Instruments:
Cash flow hedges
Currency/Interest Rate	$-	$14	$134	$8,492

Total cash flow hedges	-	14	134	8,492

Derivatives Not Qualifying as Hedging Instruments:
Interest Rate	123,327	-	-	-
Currency/Interest Rate	5,934	-	143	-
Credit	(14)	-	-	-
Equity	(23,811)	-	-	-
Embedded Derivatives	(113,549)	-	-	-

Total non-qualifying hedges	(8,113)	-	143	-

Total	$(8,113)	$14	$277	$8,492

	Year Ended December 31, 2013
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	Accumulated Other Comprehensive Income (Loss) (1)
	(in thousands)
Derivatives Designated as Hedging Instruments:
Cash flow hedges
Currency/Interest Rate	$-	$(89)	$(7)	$(585)

Total cash flow hedges	-	(89)	(7)	(585)

Derivatives Not Qualifying as Hedging Instruments:
Interest Rate	(116,025)	-	-	-
Currency/Interest Rate	(204)	-	24	-
Credit	(103)	-	-	-
Equity	(79,498)	-	-	-
Embedded Derivatives	1,775	-	-	-

Total non-qualifying hedges	(194,055)	-	24	-

Total	$(194,055)	$(89)	$17	$(585)

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements—(Continued)

	Year Ended December 31, 2012
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	Accumulated Other Comprehensive Income (Loss) (1)
	(in thousands)
Derivatives Designated as Hedging Instruments:
Cash flow hedges
Currency/Interest Rate	$-	$(116)	$14	$(2,106)

Total cash flow hedges	-	(116)	14	(2,106)

Derivatives Not Qualifying as Hedging Instruments:
Interest Rate	5,030	-	-	-
Currency	(15)	-	-	-
Currency/Interest Rate	(1,368)	-	(17)	-
Credit	143	-	-	-
Equity	(56,158)	-	-	-
Embedded Derivatives	(55,295)	-	-	-

Total non-qualifying hedges	(107,663)	-	(17)	-

Total	$(107,663)	$(116)	$(3)	$(2,106)

(1)	Amounts deferred in “Accumulated other comprehensive income (loss).”

For the years ended December 31, 2014, 2013 and 2012, the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations. Also, there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.

Presented below is a rollforward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in thousands)
Balance, December 31, 2011	$(962)
Net deferred gains (losses) on cash flow hedges from January 1 to December 31, 2012	(2,207)
Amount reclassified into current period earnings	101

Balance, December 31, 2012	(3,068)
Net deferred gains (losses) on cash flow hedges from January 1 to December 31, 2013	(680)
Amount reclassified into current period earnings	95

Balance, December 31, 2013	(3,653)
Net deferred gains (losses) on cash flow hedges from January 1 to December 31, 2014	8,640
Amount reclassified into current period earnings	(148)

Balance, December 31, 2014	$4,839

As of December 31, 2014 and 2013, the Company did not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 19 years. Income amounts deferred in “Accumulated other comprehensive income (loss)” as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” in the Statements of Equity.

Credit Derivatives

The Company no longer has exposure from credit derivatives where it has written credit protection as of December 31, 2014 and December 31, 2013.

The Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of December 31, 2014 and December 31, 2013, the Company had $1 million and $6 million of outstanding notional amounts, respectively, reported at fair value as a liability of less than $1 million for both periods.

Credit Risk

The Company is exposed to credit-related losses in the event of non-performance by its counterparty to financial derivative transactions.

The Company has credit risk exposure to an affiliate, Prudential Global Funding, LLC (“PGF”), related to its OTC derivative transactions. PGF manages credit risk with external counterparties by entering into derivative transactions with highly rated major international financial institutions and other creditworthy counterparties, and by obtaining collateral, such as cash and securities, when appropriate. Additionally, limits are set on single party credit exposures which are subject to periodic management review.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements—(Continued)

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

12.    COMMITMENTS, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS

Commitments

The Company had made commitments to fund $1 million of commercial loans as of December 31, 2014. The Company also made commitments to purchase or fund investments, mostly private fixed maturities, of $22 million as of December 31, 2014.

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed, including matters discussed below. The Company estimates that as of December 31, 2014, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is $0 to approximately $3 million. This estimate is not an indication of expected loss, if any, or the Company’s maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

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

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements—(Continued)

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

The New York Attorney General has subpoenaed the Company, along with other companies, regarding its unclaimed property procedures and may ultimately seek remediation and other relief, including damages. Additionally, the New York Office of Unclaimed Funds is conducting an audit of the Company’s compliance with New York’s unclaimed property laws.

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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses also include allocations of stock compensation expenses related to a stock option program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock option program and deferred compensation program was $1 million, $2 million and $2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The Company is charged for its share of employee benefits expenses. These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Some of these benefits are based on earnings and length of service. Other benefits are based on an account balance, which takes into consideration age, service and earnings during career. The Company’s share of net expense for the pension plans was $1 million, $3 million and $3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Prudential Insurance sponsors voluntary savings plans for the Company’s employees (“401(k) plans”). The 401(k) plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The expense charged to the Company for the matching contribution to the 401(k) plans was $1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Affiliated Asset Administration Fee Income

In accordance with a revenue sharing agreement with AST Investment Services, Inc. and Prudential Investments LLC, the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust. Income received from AST Investment Services, Inc. and Prudential Investments LLC related to this agreement was $221 million, $227 million and $226 million for the years ended December 31, 2014, 2013 and 2012, respectively. These revenues are recorded as “Asset administration fees and other income” in the Statements of Operations and Comprehensive Income.

Affiliated Investment Management Expenses

In accordance with an agreement with Prudential Investment Management, Inc. (“PIMI”), the Company pays investment management expenses to PIMI who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PIMI related to this agreement were $6 million, $7 million and $8 million for the years ended December 31, 2014, 2013 and 2012, respectively. These expenses are recorded as “Net investment income” in the Statements of Operations and Comprehensive Income.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements—(Continued)

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

Allocated lease expense was $4 million, $10 million and $4 million for the years ended December 31, 2014, 2013 and 2012, respectively. Allocated sub-lease rental income, recorded as a reduction to lease expense was $1 million, $4 million and $4 million for the years ended December 31, 2014, 2013 and 2012, respectively. Assuming that the written service agreement between PALAC and PAIST continues indefinitely, PALAC’s allocated future minimum lease payments and sub-lease receipts per year and in aggregate as of December 31, 2014 are as follows:

	Lease	Sub-Lease
	(in thousands)
2015	$3,397	$-
2016	3,397	-
2017	3,397	-
2018	3,397	-
2019	3,114	-
2020 and thereafter	-	-

Total	$16,702	$-

The Company pays commissions and certain other fees to PAD in consideration for PAD’s marketing and underwriting of the Company’s products. Commissions and fees are paid by PAD to broker-dealers who sold and service the Company’s products. Commissions and fees paid by the Company to PAD were $177 million, $172 million and $186 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Debt Agreements

Short-term and Long-term Debt

The Company is authorized to borrow funds up to $2 billion from Prudential Financial and its affiliates to meet its capital and other funding needs. The Company had debt of $54 million and $5 million outstanding with Prudential Funding, LLC as of December 31, 2014 and December 31, 2013, respectively. Total interest expense on debt with Prudential Funding, LLC was less than $1 million for the years ended December 31, 2014, 2013 and 2012.

The Company had debt of $0 million and $200 million outstanding with Prudential Financial as of December 31, 2014 and December 31, 2013, respectively. This loan had a fixed interest rate of 4.49% and matured on December 29, 2014. In December 2014 we paid off the remaining portion of debt with a payment of $200 million. Total interest expense on debt with Prudential Financial was $9 million, $17 million and $27 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Reinsurance Agreements

The Company uses reinsurance as part of its risk management and capital management strategies for certain of its optional living benefit features. Fees ceded under these agreements are included in “Realized investment gains (losses), net” on the Statement of Operations and Comprehensive Income. The Company ceded fees of $274 million, $275 million and $269 million to Pruco Re for the years ended December 31, 2014, 2013 and 2012, respectively. The Company ceded fees of $1 million to Prudential Insurance for the years ended December 31, 2014, 2013 and 2012. The Company’s reinsurance payables related to affiliated reinsurance were $25 million as of both December 31, 2014 and December 31, 2013.

The Company’s reinsurance recoverables related to affiliated reinsurance were $2,997 million and $748 million as of December 31, 2014 and December 31, 2013, respectively. The assets are reflected in “Reinsurance recoverables” in the Company’s Statements of Financial Position. Realized gains (losses) were $1,975 million, $(1,260) million and $(286) million for the years ended December 31, 2014, 2013 and 2012, respectively. Changes in realized gains (losses) for the 2014 and 2013 periods were primarily due to changes in market conditions in each respective period.

Derivative Trades

In its ordinary course of business, the Company enters into OTC derivative contracts with an affiliate, PGF. For these OTC derivative contracts, PGF has a substantially equal and offsetting position with an external counterparty.

Prudential Annuities Life Assurance Corporation

Notes to Financial Statements—(Continued)

Purchase/sale of fixed maturities from/to an affiliate

During 2014, the Company sold fixed maturity securities to affiliated companies. These securities had an amortized cost of $36 million and a fair value of $44 million. The net difference between historic amortized cost and the fair value of $8 million was accounted for as a realized gain on the Company’s Statement of Operations and Comprehensive Income.

During 2014, the Company purchased commercial mortgage loans from an affiliated company. These securities had an amortized cost of $6 million, and were purchased at a cost of $6 million. The Company also purchased fixed maturity securities from an affiliated company. These securities had an amortized cost of $27 million, and were purchased at a cost of $30 million. The securities were recorded on the Company’s Statement of Financial Position.

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

15.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The unaudited quarterly results of operations for the years ended December 31, 2014 and 2013 are summarized in the table below:

	Three months ended
	March 31	June 30	September 30	December 31
2014	(in thousands)
Total revenues	$311,249	$309,786	$308,006	$311,187
Total benefits and expenses	216,896	242,370	197,204	324,387
Income (loss) from operations before income taxes and cumulative effect of accounting change	94,353	67,416	110,802	(13,200)
Net income	$77,498	$57,431	$96,037	$19,801

	Three months ended
	March 31	June 30	September 30	December 31
	(in thousands)
2013
Total revenues	$290,576	$283,524	$250,028	$286,154
Total benefits and expenses	93,190	96,720	(332,523)	72,431
Income from operations before income taxes and cumulative effect of accounting change	197,386	186,804	582,551	213,723
Net income	$147,388	$143,670	$400,296	$156,738

Results for the fourth quarter of 2014 include a pre-tax expense of $8 million related to an out of period adjustment recorded by the Company primarily due to additional DAC amortization related to the overstatement of reinsured reserves in prior periods. Results for the fourth quarter of 2013 include a pre-tax expense of $22 million related to an out of period adjustment recorded by the Company primarily due to additional DAC amortization related to the overstatement of reinsured reserves in the third quarter of 2013. The overstatement resulted from the use of incorrect data inputs to calculate the impact of the market’s perception of our own non-performance risk on the reserves for certain annuities with guaranteed benefits. This item impacted only the third and fourth quarters of 2013 and had no impact to full year 2013 reported results. Management has evaluated the impact of all out of period adjustments, both individually and in the aggregate, and concluded that they are not material to the current quarter or to any previously reported quarterly or annual financial statements.