Form 10-Q
period 2015-03-31
PRUDENTIAL ANNUITIES LIFE ASSURANCE CORP/CT
filed 2015-05-14
CIK 881453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 14, 2015, 25,000 shares of the registrant’s Common Stock (par value $100) consisting of 100 voting shares and 24,900 non-voting shares, were outstanding. As of such date, Prudential Annuities, Inc., an indirect wholly owned subsidiary of Prudential Financial, Inc., a New Jersey corporation, owned all of the Registrant’s Common Stock.

Prudential Annuities Life Assurance Corporation meets the conditions set forth in General Instruction (H) (1) (a) and (b) on Form 10-Q and

is therefore filing this Form 10-Q in the reduced disclosure format.

FORWARD LOOKING STATEMENTS

Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Prudential Annuities Life Assurance Corporation. There can be no assurance that future developments affecting Prudential Annuities Life Assurance Corporation will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial markets; (2) the availability and cost of additional debt or equity capital or external financing for our operations; (3) interest rate fluctuations or prolonged periods of low interest rates; (4) the degree to which we choose not to hedge risks, or the potential ineffectiveness or insufficiency of hedging or risk management strategies we do implement; (5) any inability to access our credit facilities; (6) reestimates of our reserves for future policy benefits and claims; (7) differences between actual experience regarding mortality, morbidity, persistency, utilization, interest rates, or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (8) changes in our assumptions related to deferred policy acquisition costs or value of business acquired; (9) changes in our financial strength or credit ratings; (10) investment losses, defaults and counterparty non-performance; (11) competition in our product lines and for personnel; (12) changes in tax law; (13) regulatory or legislative changes, including the Dodd-Frank Wall Street Reform and Consumer Protection Act; (14) inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (15) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities; (16) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (17) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (18) interruption in telecommunication, information technology or other operational systems or failure to maintain the security, confidentiality or privacy of sensitive data on such systems; and (19) changes in statutory or accounting principles generally accepted in the United States of America (“U.S. GAAP”), practices or policies. Prudential Annuities Life Assurance Corporation does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of certain risks relating to our business and investment in our securities.

PART I—Financial Information

Item 1. Financial Statements

Prudential Annuities Life Assurance Corporation

Unaudited Interim Statements of Financial Position

As of March 31, 2015 and December 31, 2014 (in thousands, except share amounts)

	March 31, 2015	December 31, 2014
ASSETS
Fixed maturities, available-for-sale, at fair value (amortized cost, 2015: $2,495,928; 2014: $2,609,253)	$2,693,323	$2,800,593
Trading account assets, at fair value	6,068	6,131
Equity securities, available-for-sale, at fair value (cost, 2015: $14; 2014: $14)	17	17
Commercial mortgage and other loans	418,082	422,563
Policy loans	13,334	13,355
Short-term investments	101,798	57,185
Other long-term investments	206,697	162,783

Total investments	3,439,319	3,462,627

Cash and cash equivalents	16,215	594
Deferred policy acquisition costs	973,512	1,114,431
Accrued investment income	27,792	25,008
Reinsurance recoverables	3,301,041	2,996,845
Value of business acquired	38,212	39,738
Deferred sales inducements	584,879	665,207
Receivables from parent and affiliates	59,703	60,490
Other assets	12,319	6,193
Separate account assets	44,111,486	44,101,699

TOTAL ASSETS	$52,564,478	$52,472,832

LIABILITIES AND EQUITY
LIABILITIES
Policyholders’ account balances	$2,421,705	$2,633,085
Future policy benefits and other policyholder liabilities	3,855,626	3,539,521
Payables to parent and affiliates	69,218	71,675
Cash collateral for loaned securities	9,132	5,285
Income taxes	308,084	299,084
Short-term debt	24,007	54,354
Other liabilities	115,998	105,972
Separate account liabilities	44,111,486	44,101,699

Total Liabilities	50,915,256	50,810,675

Commitments and Contingent Liabilities (See Note 6)

EQUITY
Common stock ($100 par value; 25,000 shares, authorized, issued and outstanding)	2,500	2,500
Additional paid-in capital	901,422	901,422
Retained earnings	652,311	673,613
Accumulated other comprehensive income	92,989	84,622

Total Equity	1,649,222	1,662,157

TOTAL LIABILITIES AND EQUITY	$52,564,478	$52,472,832

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation

Unaudited Interim Statements of Operations and Comprehensive Income (Loss)

Three Months Ended March 31, 2015 and 2014 (in thousands)

	Three Months Ended March 31,
	2015	2014
REVENUES
Premiums	$9,192	$8,142
Policy charges and fee income	191,383	201,667
Net investment income	37,589	44,501
Asset administration fees and other income	54,043	57,110
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(25)	-
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income (loss)	16	-
Other realized investment gains (losses), net	13,484	(171)

Total realized investment gains (losses), net	13,475	(171)

Total revenues	305,682	311,249

BENEFITS AND EXPENSES
Policyholders’ benefits	11,989	28,943
Interest credited to policyholders’ account balances	91,630	47,969
Amortization of deferred policy acquisition costs	141,060	38,983
General, administrative and other expenses	87,072	101,001

Total benefits and expenses	331,751	216,896

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	(26,069)	94,353

Income tax expense (benefit)	(4,767)	16,855

NET INCOME (LOSS)	(21,302)	77,498

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(59)	(1)
Net unrealized investment gains (losses):
Unrealized investment gains for the period	14,793	20,190
Reclassification adjustment for (gains) included in net income (loss)	(1,862)	(806)

Net unrealized investment gains	12,931	19,384

Other comprehensive income, before tax:	12,872	19,383
Less: Income tax expense (benefit) related to other comprehensive income (loss)
Foreign currency translation adjustments	(21)	(1)
Net unrealized investment gains	4,526	6,785

Total	4,505	6,784

Other comprehensive income, net of taxes	8,367	12,599

COMPREHENSIVE INCOME (LOSS)	$(12,935)	$90,097

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation

Unaudited Interim Statements of Equity

Three Months Ended March 31, 2015 and 2014 (in thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total equity

Balance, December 31, 2014	$2,500	$901,422	$673,613	$84,622	$1,662,157
Comprehensive income (loss):
Net income (loss)	-	-	(21,302)	-	(21,302)
Other comprehensive income, net of taxes	-	-	-	8,367	8,367

Total comprehensive income (loss)					(12,935)

Balance, March 31, 2015	$2,500	$901,422	$652,311	$92,989	$1,649,222

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total equity

Balance, December 31, 2013	$2,500	$901,422	$764,846	$70,867	$1,739,635
Comprehensive income:
Net income	-	-	77,498	-	77,498
Other comprehensive income, net of taxes	-	-	-	12,599	12,599

Total comprehensive income					90,097

Balance, March 31, 2014	$2,500	$901,422	$842,344	$83,466	$1,829,732

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation

Unaudited Interim Statements of Cash Flows

Three Months Ended March 31, 2015 and 2014 (in thousands)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(21,302)	$77,498
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Policy charges and fee income	539	1,473
Realized investment (gains) losses, net	(13,475)	171
Depreciation and amortization	32,888	680
Interest credited to policyholders’ account balances	91,630	47,969
Change in:
Future policy benefits and other policyholder liabilities	57,356	77,111
Accrued investment income	(2,783)	(950)
Net receivable/payable to affiliates	(2,451)	(17,487)
Deferred sales inducements	(724)	(4,366)
Deferred policy acquisition costs	140,554	38,145
Income taxes	4,495	5,222
Reinsurance recoverables	(67,013)	(70,004)
Bonus reserve	(30,029)	(10,961)
Derivatives, net	(4,092)	(788)
Other, net	(3,914)	(8,169)

Cash flows from operating activities	$181,679	$135,544

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	$155,652	$365,885
Commercial mortgage and other loans	5,890	7,519
Trading account assets	1,799	987
Policy loans	179	162
Other long-term investments	883	902
Short-term investments	478,691	761,364
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(78,468)	(237,083)
Commercial mortgage and other loans	(1,492)	(15,718)
Trading account assets	(1,577)	(619)
Policy loans	(38)	(169)
Other long-term investments	274	(7,593)
Short-term investments	(523,304)	(816,271)
Notes receivable from parent and affiliates, net	274	3,865
Derivatives, net	30	68
Other, net	158	1

Cash flows from investing activities	$38,951	$63,300

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash collateral for loaned securities	$3,847	$(23,091)
Net (decrease) in short-term borrowing	(30,347)	(5,000)
Drafts outstanding	10,021	5,370
Policyholders’ account balances
Deposits	250,594	312,039
Withdrawals	(439,124)	(480,796)

Cash flows used in financing activities	$(205,009)	$(191,478)

NET INCREASE IN CASH AND CASH EQUIVALENTS	15,621	7,366
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	594	1,417

CASH AND CASH EQUIVALENTS, END OF PERIOD	$16,215	$8,783

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

The Company developed long-term savings and retirement products, which were distributed through its affiliated broker/dealer company, Prudential Annuities Distributors, Inc. (“PAD”). The Company issued variable and fixed deferred and immediate annuities for individuals and groups in the United States of America, District of Columbia and Puerto Rico. In addition, the Company has a relatively small inforce block of variable life insurance policies. The Company no longer actively sells such products.

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

In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations have been made. All such adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

2.    SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

This section supplements, and should be read in conjunction with, Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Adoption of New Accounting Pronouncements

In January 2014, the FASB issued updated guidance for troubled debt restructurings clarifying when an in substance repossession or foreclosure occurs, and when a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

loan. The new guidance became effective for annual periods and interim periods within those annual periods that began after December 15, 2014 and was applied prospectively. Adoption of the guidance did not have a significant effect on the Company’s financial position, results of operations or financial statement disclosures.

In August 2014, the FASB issued guidance requiring that mortgage loans be derecognized and that a separate other receivable be recognized upon foreclosure if certain conditions are met. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The new guidance became effective for annual periods and interim periods within those annual periods that began after December 15, 2014 and was applied prospectively. Adoption of the guidance did not have a significant effect on the Company’s financial position, results of operations or financial statement disclosures

Future Adoption of New Accounting Pronouncements

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

3.    INVESTMENTS

Fixed Maturities and Equity Securities

The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) as of the dates indicated:

	March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI (3)
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$6,319	$79	$-	$6,398	$-
Obligations of U.S. states and their political subdivisions	20,840	1,275	-	22,115	-
Foreign government bonds	29,528	7,953	-	37,481	-
Public utilities	200,012	30,320	1,627	228,705	-
All other corporate securities	1,695,760	145,995	11,374	1,830,381	-
Asset-backed securities (1)	147,945	5,099	272	152,772	(45)
Commercial mortgage-backed securities	276,142	12,760	79	288,823	-
Residential mortgage-backed securities (2)	119,382	7,272	6	126,648	(17)

Total fixed maturities, available-for-sale	$2,495,928	$210,753	$13,358	$2,693,323	$(62)

Equity securities, available-for-sale
Common Stocks:
Public utilities	$-	$-	$-	$-
Mutual funds	14	3	-	17

Total equity securities, available-for-sale	$14	$3	$-	$17

(1)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in Accumulated Other Comprehensive Income (“AOCI”), which were not included in earnings. Amount excludes $0.1 million of net unrealized gains on impaired available-for-sale securities relating to changes in the value of such securities subsequent to the impairment measurement date.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI (3)
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$6,324	$22	$10	$6,336	$-
Obligations of U.S. states and their political subdivisions	69,486	1,323	20	70,789	-
Foreign government bonds	29,738	7,621	4.00	37,355	-
Public utilities	198,277	19,909	1,593	216,593	-
All other corporate securities	1,743,110	146,872	4,891	1,885,091	-
Asset-backed securities (1)	144,324	5,078	391	149,011	(39)
Commercial mortgage-backed securities	291,868	10,523	206	302,185	(10)
Residential mortgage-backed securities (2)	126,126	7,113	6	133,233	(36)

Total fixed maturities, available-for-sale	$2,609,253	$198,461	$7,121	$2,800,593	$(85)

Equity securities, available-for-sale
Common Stocks:
Public utilities	$-	$-	$-	$-
Mutual funds	14	3	-	17

Total equity securities, available-for-sale	$14	$3	$-	$17

(1)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in AOCI, which were not included in earnings. Amount excludes $0.1 million of net unrealized gains on impaired available-for-sale securities relating to changes in the value of such securities subsequent to the impairment measurement date.

The amortized cost and fair value of fixed maturities by contractual maturities at March 31, 2015, are as follows:

	Available-for-Sale
	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$297,021	$300,763
Due after one year through five years	786,836	842,063
Due after five years through ten years	475,749	521,609
Due after ten years	392,853	460,645
Asset-backed securities	147,945	152,772
Commercial mortgage-backed securities	276,142	288,823
Residential mortgage-backed securities	119,382	126,648

Total	$2,495,928	$2,693,323

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

The following table depicts the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Fixed maturities, available-for-sale
Proceeds from sales	$4,736	$52,030
Proceeds from maturities/repayments	157,146	307,613
Gross investment gains from sales, prepayments, and maturities	1,902	1,132
Gross investment losses from sales and maturities	(31)	(326)

Equity securities, available-for-sale
Proceeds from sales	$-	$-
Gross investment gains from sales	-	-

Fixed maturity and equity security impairments
Net writedowns for other-than-temporary impairment losses on fixed maturities recognized in earnings	$(9)	$-

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

As discussed in Note 2 to the Company’s Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, a portion of certain OTTI losses on fixed maturity securities is recognized in “Other comprehensive income (loss)” (“OCI”). For these securities, the net amount recognized in earnings (“credit loss impairments”) represents the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. Any remaining difference between the fair value and amortized cost is recognized in OCI. The following tables set forth the amount of pre-tax credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts.

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Balance, beginning of period	$93	$1,800
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(5)	(1,673)
Additional credit loss impairments recognized in the current period on securities previously impaired	9	-
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(3)	(8)

Balance, end of period	$94	$119

Trading Account Assets

The following table sets forth the composition of “Trading account assets” as of the dates indicated:

	March 31, 2015		December 31, 2014
	Cost	Fair Value	Cost	Fair Value
	(in thousands)
Total trading account assets—Equity securities	$5,444	$6,068	$5,471	$6,131

The net change in unrealized gains (losses) from trading account assets still held at period end, recorded within “Asset administration fees and other income” was less than $0.1 million during the three months ended March 31, 2015 and 2014.

Commercial Mortgage and Other Loans

The Company’s commercial mortgage and other loans are comprised as follows, as of the dates indicated:

	March 31, 2015		December 31, 2014
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial and agricultural mortgage loans by property type:
Apartments/Multi-Family	$140,965	33.9%	$143,057	34.0%
Industrial	86,758	20.9	87,088	20.7
Retail	72,718	17.5	72,226	17.2
Office	44,076	10.6	44,621	10.6
Other	14,061	3.4	14,119	3.4
Hospitality	5,052	1.2	5,081	1.2

Total commercial mortgage loans	363,630	87.5	366,192	87.1
Agricultural property loans	52,119	12.5	54,113	12.9

Total commercial and agricultural mortgage loans by property type	415,749	100.0%	420,305	100.0%

Valuation allowance	(407)		(482)

Total net commercial and agricultural mortgage loans by property type	415,342		419,823

Other Loans
Uncollateralized loans	2,740		2,740
Valuation allowance	-		-

Total net other loans	2,740		2,740

Total commercial mortgage and other loans	$418,082		$422,563

The commercial mortgage and agricultural property loans are geographically dispersed throughout the United States with the largest concentrations in California (18%) and Texas (12%) at March 31, 2015.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

Activity in the allowance for credit losses for all commercial mortgage and other loans, as of the dates indicated, is as follows:

	March 31, 2015	December 31, 2014
	(in thousands)
Allowance for credit losses, beginning of year	$482	$1,256
Addition to / (release of) allowance for losses	(75)	(774)

Total ending balance (1)	$407	$482

(1)	Agricultural loans represent less than $0.1 million of the ending allowance at both March 31, 2015 and December 31, 2014.

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans as of the dates indicated:

	March 31, 2015	December 31, 2014
	(in thousands)
Allowance for Credit Losses:
Individually evaluated for impairment (1)	$-	$-
Collectively evaluated for impairment (2)	407	482

Total ending balance	$407	$482

Recorded Investment (3):
Gross of reserves: individually evaluated for impairment (1)	$-	$-
Gross of reserves: collectively evaluated for impairment (2)	418,489	423,045

Total ending balance, gross of reserves	$418,489	$423,045

(1)	There were no loans individually evaluated for impairments at both March 31, 2015 and December 31, 2014.
(2)	Agricultural loans collectively evaluated for impairment had a recorded investment of $52 million and $54 million for the periods ending March 31, 2015 and December 31, 2014, respectively, and a related allowance of less than $0.1 million for both the periods ended March 31, 2015 and December 31, 2014. Uncollateralized loans collectively evaluated for impairment had a recorded investment of $3 million for both March 31, 2015 and December 31, 2014 and no related allowance for both periods.
(3)	Recorded investment reflects the balance sheet carrying value gross of related allowance.

Impaired loans include those loans for which it is probable that all amounts due will not be collected according to the contractual terms of the loan agreement. There were no impaired commercial mortgage and other loans identified in management’s specific review of probable loan losses and no related allowance for losses at both March 31, 2015 and December 31, 2014. There were no recorded investments in impaired loans with an allowance recorded, before the allowance for losses, at both March 31, 2015 and December 31, 2014.

Impaired commercial mortgage and other loans with no allowance for losses are loans in which the fair value of the collateral or the net present value of the loans’ expected future cash flows equals or exceeds the recorded investment. The Company had no such loans at both March 31, 2015 and December 31, 2014. See Note 2 to the Company’s Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2014, for information regarding the Company’s accounting policies for non-performing loans.

The following table sets forth certain key credit quality indicators as of March 31, 2015, based upon the recorded investment gross of allowance for credit losses.

Total commercial and agricultural mortgage loans

	Debt Service Coverage Ratio - March 31, 2015
	Greater than 1.2X	1.0X to <1.2X	Less than 1.0X	Total
	(in thousands)
Loan-to-Value Ratio
0%-59.99%	$268,118	$4,307	$1,240	$273,665
60%-69.99%	115,475	464	-	115,939
70%-79.99%	26,145	-	-	26,145
Greater than 80%	-	-	-	-

Total commercial and agricultural mortgage loans	$409,738	$4,771	$1,240	$415,749

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

As of both March 31, 2015 and December 31, 2014, all commercial mortgage and other loans were in current status. The Company defines current in its aging of past due commercial mortgage and other loans as less than 30 days past due.

There were no commercial mortgage and other loans in nonaccrual status as of both March 31, 2015 and December 31, 2014. Nonaccrual loans are those on which the accrual of interest has been suspended after the loans become 90 days delinquent as to principal or interest payments, or earlier when the Company has doubts about collectability and loans for which a loan-specific reserve has been established. See Note 2 to the Company’s Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2014, for further discussion regarding nonaccrual status loans.

For the three months ended both March 31, 2015 and 2014, there were no commercial mortgage and other loans acquired, other than those through direct origination, or sold.

The Company’s commercial mortgage and other loans may occasionally be involved in a troubled debt restructuring. As of both March 31, 2015 and December 31, 2014, the Company had no significant commitments to fund to borrowers that have been involved in a troubled debt restructuring. For the three months ended both March 31, 2015 and 2014, there were no troubled debt restructurings related to commercial mortgage and other loans, and no payment defaults on commercial mortgage and other loans that were modified as a troubled debt restructuring within the 12 months preceding each respective period. See Note 2 to the Company’s Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2014, for additional information relating to the accounting for troubled debt restructurings.

Net Investment Income

Net investment income for the three months ended March 31, 2015 and 2014, was from the following sources:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Fixed maturities, available-for-sale	$30,782	$38,376
Equity securities, available-for-sale	-	-
Trading account assets	2	9
Commercial mortgage and other loans	5,236	6,166
Policy loans	130	127
Short-term investments	44	57
Other long-term investments	2,795	1,213

Gross investment income	38,989	45,948
Less: investment expenses	(1,400)	(1,447)

Net investment income	$37,589	$44,501

Carrying value for non-income producing assets included $1 million in fixed maturities as of March 31, 2015. Non-income producing assets represent investments that have not produced income for the preceding twelve months.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

Realized Investment Gains (Losses), Net

Realized investment gains (losses), net, for the three months ended March 31, 2015 and 2014, were from the following sources:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Fixed maturities	$1,862	$806
Commercial mortgage and other loans	75	-
Derivatives	11,538	(977)

Realized investment gains (losses), net	$13,475	$(171)

Accumulated Other Comprehensive Income (Loss)

The balance of and changes in each component of “Accumulated other comprehensive income (loss)” for the three months ended March 31, 2015 are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses) (1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2014	$(30)	$84,652	$84,622
Change in other comprehensive income before reclassifications	(59)	14,793	14,734
Amounts reclassified from AOCI	-	(1,862)	(1,862)
Income tax benefit (expense)	21	(4,526)	(4,505)

Balance, March 31, 2015	$(68)	$93,057	$92,989

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses) (1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2013	$10	$70,857	$70,867
Change in other comprehensive income before reclassifications	(1)	20,191	20,190
Amounts reclassified from AOCI	-	(806)	(806)
Income tax benefit (expense)	-	(6,785)	(6,785)

Balance, March 31, 2014	$9	$83,457	$83,466

(1)	Includes cash flow hedges of $13.0 million and $5.0 million as of March 31, 2015 and December 31, 2014, respectively and ($3) million and ($4) million as of March 31, 2014 and December 31, 2013, respectively.

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

Three Months Ended March 31, 2015
(in thousands)
Amounts reclassified from AOCI (1)(2):
Net unrealized investment gains (losses):
Cash flow hedges—Currency/Interest rate (3)	$232
Net unrealized investment gains (losses) on available-for-sale securities	1,630

Total net unrealized investment gains (losses) (4)	1,862

Total reclassifications for the period	$1,862

(1)	All amounts are shown before tax.
(2)	Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.
(3)	See Note 5 for additional information on cash flow hedges.
(4)	See table below for additional information on unrealized investment gains (losses), including the impact on deferred policy acquisition and other costs, and future policy benefits.

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

Net Unrealized Investment Gains and Losses on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments (1)	Deferred Policy Acquisition Costs and Other Costs	Future Policy Benefits	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2014	$1	$-	$-	$16	$17
Net investment gains (losses) on investments arising during the period	(5)	-	-	2	(3)
Reclassification adjustment for (gains) losses included in net income	7	-	-	(2)	5
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	-	(1)	-	-	(1)
Impact of net unrealized investment (gains) losses on future policy benefits	-	-	(1)	-	(1)

Balance, March 31, 2015	$3	$(1)	$(1)	$16	$17

(1)	Includes cash flow hedges. See Note 5 for information on cash flow hedges.

All Other Net Unrealized Investment Gains and Losses in AOCI

	Net Unrealized Gains (Losses) on Investments (1)	Deferred Policy Acquisition Costs and Other Costs	Future Policy Benefits	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2014	$198,922	$(59,045)	$(8,372)	$(46,870)	$84,635
Net investment gains (losses) on investments arising during the period	16,209	-	-	(5,673)	10,536
Reclassification adjustment for (gains) losses included in net income	(1,869)	-	-	654	(1,215)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs, deferred sales inducements and and other costs	-	(756)	-	265	(491)
Impact of net unrealized investment (gains) losses on future policy benefits	-	-	(652)	227	(425)

Balance, March 31, 2015	$213,262	$(59,801)	$(9,024)	$(51,397)	$93,040

(1)	Includes cash flow hedges. See Note 5 for information on cash flow hedges.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

Net Unrealized Gains (Losses) on Investments by Asset Class

The table below presents net unrealized gains (losses) on investments by asset class as of the dates indicated:

	March 31, 2015	December 31, 2014

	(in thousands)
Fixed maturity securities on which an OTTI loss has been recognized	$3	$1
Fixed maturity securities, available-for-sale—all other	197,392	191,339
Equity securities, available-for-sale	3	3
Affiliated notes	2,348	2,351
Derivatives designated as cash flow hedges (1)	13,163	4,839
Other investments	356	390

Net unrealized gains (losses) on investments	$213,265	$198,923

(1)	See Note 5 for more information on cash flow hedges.

Duration of Gross Unrealized Loss Positions for Fixed Maturities and Equity Securities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities and equity securities have been in a continuous unrealized loss position, as of the dates indicated:

	March 31, 2015
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$-	$-	$-	$-	$-	$-
Obligations of U.S. States and their political subdivisions	-	-	-	-	-	-
Foreign government bonds	-	-	-	-	-	-
Public utilities	14,174	1,282	2,101	345	16,275	1,627
All other corporate securities	209,949	10,994	3,321	380	213,270	11,374
Asset-backed securities	10,873	7	32,753	265	43,626	272
Commercial mortgage-backed securities	4,136	79	14	0	4,150	79
Residential mortgage-backed securities	318	6	-	-	318	6

Total	$239,450	$12,368	$38,189	$990	$277,639	$13,358

Equity securities, available-for-sale	$-	$-	$-	$-	$-	$-

	December 31, 2014
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$2,676	$10	$-	$-	$2,676	$10
Obligations of U.S. States and their political subdivisions	-	-	7,305	20	7,305	20
Foreign government bonds	4,632	4	-	-	4,632	4
Public utilities	18,222	1,321	2,174	272	20,396	1,593
All other corporate securities	260,414	4,462	9,403	429	269,817	4,891
Asset-backed securities	31,756	58	32,732	333	64,488	391
Commercial mortgage-backed securities	4,309	108	7,377	98	11,686	206
Residential mortgage-backed securities	342	6	-	-	342	6

Total	$322,351	$5,969	$58,991	$1,152	$381,342	$7,121

Equity securities, available-for-sale	$-	$-	$-	$-	$-	$-

The gross unrealized losses on fixed maturity securities at March 31, 2015 and December 31, 2014, are composed of $10.2 million and $4.0 million, respectively, related to high or highest quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $3.2 million and $3.1 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. At March 31, 2015, the $1.0 million of gross unrealized losses of twelve months or more were concentrated in asset-backed securities and the energy

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

and utility sectors of the Company’s corporate securities. At December 31, 2014, the $1.2 million of gross unrealized losses of twelve months or more were concentrated in asset-backed securities and the energy sectors of the Company’s corporate securities. In accordance with its policy described in Note 2 to the Company’s Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2014, the Company concluded that an adjustment to earnings for other-than-temporary impairments for these securities was not warranted at March 31, 2015 or December 31, 2014. These conclusions are based on a detailed analysis of the underlying credit and cash flows on each security. The gross unrealized losses are primarily attributable to credit spread widening. At March 31, 2015, the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before the anticipated recovery of its remaining amortized cost basis.

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

Level 1 - Fair value is based on unadjusted quoted prices in active markets that are accessible to the Company for identical assets or liabilities. The Company’s Level 1 assets and liabilities primarily include short-term investments and equity securities that trade on an active exchange market.

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

	As of March 31, 2015
	Level 1	Level 2	Level 3	Netting (1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S Treasury securities and obligations of U.S. government authorities and agencies	$-	$6,398	$-	$-	$6,398
Obligations of U.S. states and their political subdivisions	-	22,115	-	-	22,115
Foreign government bonds	-	37,481	-	-	37,481
Corporate securities	-	1,940,764	118,322	-	2,059,086
Asset-backed securities	-	103,934	48,838	-	152,772
Commercial mortgage-backed securities	-	288,823	-	-	288,823
Residential mortgage-backed securities	-	126,648	-	-	126,648

Sub-total	-	2,526,163	167,160	-	2,693,323
Trading account assets:
Equity securities	6,068	-	-	-	6,068

Sub-total	6,068	-	-	-	6,068

Equity securities, available-for-sale	-	17	-	-	17
Short-term investments	101,798	-	-	-	101,798
Cash equivalents	-	-	225	-	225
Other long-term investments	-	153,312	635	(14,108)	139,839
Reinsurance recoverables	-	-	3,300,612	-	3,300,612
Receivables from parent and affiliates	-	16,768	24,015	-	40,783

Sub-total excluding separate account assets	107,866	2,696,260	3,492,647	(14,108)	6,282,665

Separate account assets (2)	-	44,111,486	-	-	44,111,486

Total assets	$107,866	$46,807,746	$3,492,647	$(14,108)	$50,394,151

Future policy benefits (3)	$-	$-	$3,430,249	$-	$3,430,249
Payables to parent and affiliates	-	16,185	-	(16,185)	-

Total liabilities	$-	$16,185	$3,430,249	$(16,185)	$3,430,249

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

	As of December 31, 2014
	Level 1	Level 2	Level 3	Netting (1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S Treasury securities and obligations of U.S. government authorities and agencies	$-	$6,336	$-	$-	$6,336
Obligations of U.S. states and their political subdivisions	-	70,789	-	-	70,789
Foreign government securities	-	37,355	-	-	37,355
Corporate securities	-	1,985,614	116,070	-	2,101,684
Asset-backed securities	-	108,487	40,524	-	149,011
Commercial mortgage-backed securities	-	302,185	-	-	302,185
Residential mortgage-backed securities	-	133,233	-	-	133,233

Sub-total	-	2,643,999	156,594	-	2,800,593
Trading account assets:
Equity securities	6,131	-	-	-	6,131

Sub-total	6,131	-	-	-	6,131

Equity securities, available-for-sale	-	17	-	-	17
Short-term investments	57,185	-	-	-	57,185
Cash equivalents	-	-	225	-	225
Other long-term investments	-	118,846	633	(24,288)	95,191
Reinsurance recoverables	-	-	2,996,154	-	2,996,154
Receivables from parent and affiliates	-	18,748	22,320	-	41,068

Sub-total excluding separate account assets	63,316	2,781,610	3,175,926	(24,288)	5,996,564

Separate account assets (2)	-	44,101,699	-	-	44,101,699

Total assets	$63,316	$46,883,309	$3,175,926	$(24,288)	$50,098,263

Future policy benefits (3)	$-	$-	$3,112,411	$-	$3,112,411
Payables to parent and affiliates	-	21,249	-	(21,249)	-

Total liabilities	$-	$21,249	$3,112,411	$(21,249)	$3,112,411

(1)	“Netting” amounts represent cash collateral of ($2.1) million and $3.0 million as of March 31, 2015 and December 31, 2014, respectively, and the impact of offsetting asset and liability positions held with the same counterparty, subject to master netting arrangements.
(2)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Statements of Financial Position.
(3)	As of March 31, 2015, the net embedded derivative liability position of $3,430 million includes $41 million of embedded derivatives in an asset position and $3,471 million of embedded derivatives in a liability position. As of December 31, 2014, the net embedded derivative liability position of $3,112 million includes $55 million of embedded derivatives in an asset position and $3,167 million of embedded derivatives in a liability position.

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

Internally-developed valuations or indicative broker quotes are also used to determine fair value in circumstances where vendor pricing is not available, or where the Company ultimately concludes that pricing information received from independent pricing services is not reflective of market activity. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may override the information with an internally developed valuation. As of March 31, 2015 and December 31, 2014 overrides on a net basis were not material. Pricing service overrides, internally-developed valuations and indicative broker quotes are generally included in Level 3 in the fair value hierarchy.

The Company conducts several specific price monitoring activities. Daily analyses identify price changes over predetermined thresholds defined at the financial instrument level. Various pricing integrity reports are reviewed on a daily and monthly basis to determine if pricing is reflective of market activity or if it would warrant any adjustments. Other procedures performed include, but are not limited to, reviews of third-party pricing services methodologies, reviews of pricing trends, and back-testing.

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

Trading Account Assets – Trading account assets consist primarily of equity securities whose fair values are determined consistent with similar instruments described below under “Equity Securities”.

Equity Securities – Equity securities consist principally of investments in common stock of publicly traded companies as well as mutual fund shares. The fair values of most publicly traded equity securities are based on quoted market prices in active markets for identical assets and are classified within Level 1 in the fair value hierarchy. The fair values of mutual fund shares that transact regularly (but do not trade in active markets because they are not publicly available) are based on transaction prices of identical fund shares and are classified within Level 2 in the fair value hierarchy.

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

Derivatives classified as Level 3 include structured products. These derivatives are valued based upon models, such as Monte Carlo simulation models and other techniques, that utilize significant unobservable inputs. Level 3 methodologies are validated through periodic comparison of the Company’s fair values to external broker-dealer values. As of March 31, 2015 and December 31, 2014, there were no internally valued derivatives with the fair value classified within Level 3, and all derivatives were classified within Level 2. See Note 5 for more details on the fair value of derivative instruments by primary underlying.

Short-Term Investments – Short-term investments include money market instruments and other highly liquid debt instruments. Certain money market instruments are valued using unadjusted quoted prices in active markets that are accessible for identical assets and are primarily classified as Level 1.

Separate Account Assets – Separate account assets include fixed maturity securities, treasuries, equity securities, and mutual funds for which values are determined consistent with similar instruments described above under “Fixed Maturity Securities” and “Equity Securities”.

Receivables from Parent and Affiliates – Receivables from parent and affiliates carried at fair value include affiliated bonds within the Company’s legal entity whose fair value are determined consistent with similar securities described above under “Fixed Maturity Securities” managed by affiliated asset managers.

Reinsurance Recoverables – Reinsurance recoverables carried at fair value include the reinsurance of the Company’s living benefit guarantees on certain of its variable annuity contracts. These guarantees are accounted for as embedded derivatives and are described below in “Future Policy Benefits”. The reinsurance agreements covering these guarantees are derivatives with fair value determined in the same manner as the living benefit guarantees.

Future Policy Benefits – The liability for future policy benefits is related to guarantees primarily associated with the living benefit features of certain variable-annuity contracts offered by the Company, including guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”), and guaranteed minimum income and withdrawal benefits (“GMIWB”), accounted for as embedded derivatives. The fair values of these liabilities are calculated as the present value of future expected benefit payments to contractholders less the present value of

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

assessed rider fees attributable to the optional living benefit feature. This methodology could result in either a liability or contra-liability balance, given changing capital market conditions and various actuarial assumptions. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The determination of these risk premiums requires the use of management judgment.

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

Actuarial assumptions, including contractholder behavior and mortality, are reviewed at least annually, and updated based upon emerging experience, future expectations, and other data, including any observable market data. These assumptions are generally updated annually unless a material change that the Company feels is indicative of a long-term trend is observed in an interim period.

Transfers between Levels 1 and 2 – Overall, transfers between levels are made to reflect changes in observability of inputs and market activity. Transfers into or out of any level are assumed to occur at beginning of the quarter in which the transfers occur. Periodically there are transfers between Level 1 and Level 2 for assets held in the Company’s Separate Account. During the three months ended March 31, 2015 and March 31, 2014, there were no transfers from Level 2 to Level 1. During the three months ended March 31, 2015, there were no transfers from Level 1 to Level 2. During the three months ended March 31, 2014, $7 million was transferred from Level 1 to Level 2.

Level 3 Assets and Liabilities by Price Source – The tables below present the balances of Level 3 assets and liabilities measured at fair value with their corresponding pricing sources.

	As of March 31, 2015
	Internal (1)	External (2)	Total
	(in thousands)
Corporate securities	$101,595	$16,727	$118,322
Asset-backed securities	-	48,838	48,838
Cash equivalents	225	-	225
Other long-term investments	-	635	635
Reinsurance recoverables	3,300,612	-	3,300,612
Receivables from parent and affiliates	-	24,015	24,015

Total assets	$3,402,432	$90,215	$3,492,647

Future policy benefits	3,430,249	-	3,430,249

Total liabilities	$3,430,249	$-	$3,430,249

	As of December 31, 2014
	Internal (1)	External (2)	Total
	(in thousands)
Corporate securities	$99,209	$16,861	$116,070
Asset-backed securities	-	40,524	40,524
Cash equivalents	225	-	225
Other long-term investments	-	633	633
Reinsurance recoverables	2,996,154	-	2,996,154
Receivables from parent and affiliates	-	22,320	22,320

Total assets	$3,095,588	$80,338	$3,175,926

Future policy benefits	3,112,411	-	3,112,411

Total liabilities	$3,112,411	$-	$3,112,411

(1)	Represents valuations reflecting both internally-derived and market inputs, as well as third-party pricing information or quotes. See below for additional information related to internally-developed valuation for significant items in the above table.
(2)	Represents unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

Quantitative Information Regarding Internally Priced Level 3 Assets and Liabilities – The tables below present quantitative information on significant internally-priced Level 3 assets and liabilities (see narrative below for quantitative information for separate account assets).

	As of March 31, 2015
	Fair Value	Primary Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value (1)
	(in thousands)
Assets:

Corporate securities	$101,595	Discounted cash flow	Discount rate	3.29%	15.05%	3.76%	Decrease
Reinsurance recoverables	$3,300,612	Fair values are determined in the same manner as future policy benefits
Liabilities:

Future policy benefits (2)	$3,430,249	Discounted cash flow	Lapse rate (3)	0%	14%		Decrease

			NPR spread (4)	0.06%	1.50%		Decrease
			Utilization rate (5)	63%	95%		Increase
			Withdrawal rate (6)	74%	100%		Increase
			Mortality rate (7)	0%	14%		Decrease
			Equity volatility curve	15%	28%		Increase

	As of December 31, 2014
	Fair Value	Primary Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value (1)
	(in thousands)
Assets:

Corporate securities	$99,209	Discounted cash flow	Discount rate	3.55%	11.75%	3.96%	Decrease
Reinsurance recoverables	$2,996,154	Fair values are determined in the same manner as future policy benefits
Liabilities:

Future policy benefits (2)	$3,112,411	Discounted cash flow	Lapse rate (3)	0%	14%		Decrease

			NPR spread (4)	0.00%	1.30%		Decrease
			Utilization rate (5)	63%	95%		Increase
			Withdrawal rate (6)	74%	100%		Increase
			Mortality rate (7)	0%	14%		Decrease
			Equity volatility curve	17%	28%		Increase

(1)	Conversely, the impact of a decrease in input would have the opposite impact for the fair value as that presented in the table.
(2)	Future policy benefits primarily represent general account liabilities for the living benefit features of the Company’s variable annuity contracts which are accounted for as embedded derivatives. Since the valuation methodology for these liabilities uses a range of inputs that vary at the contract level over the cash flow projection period, presenting a range, rather than weighted average, is a more meaningful representation of the unobservable inputs used in the valuation.
(3)	Lapse rates are adjusted at the contract level based on the in-the-moneyness of the living benefit, and reflect other factors, such as the applicability of any surrender charges. Lapse rates are reduced when contracts are more in-the-money. Lapse rates are also generally assumed to be lower for the period where surrender charges apply.
(4)	To reflect NPR, the Company incorporates an additional spread over LIBOR into the discount rate used in the valuation of individual living benefit contracts in a liability position and generally not to those in a contra-liability position. The NPR spread reflects the financial strength ratings of the Company and its affiliates, as these are insurance liabilities and senior to debt. The additional spread over LIBOR is determined by utilizing the credit spreads associated with issuing funding agreements, adjusted for any illiquidity risk premium.
(5)	The utilization rate assumption estimates the percentage of contracts that will utilize the benefit during the contract duration, and begin lifetime withdrawals at various time intervals from contract inception. The remaining contractholders are assumed to either begin lifetime withdrawals immediately or never utilize the benefit. Utilization assumptions may vary by product type, tax status, and age. The impact of changes in these assumptions is highly dependent on the product type, the age of the contractholder at the time of the sale, and the timing of the first lifetime income withdrawal.
(6)	The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions may vary based on the product type, contractholder age, tax status, and withdrawal timing. The fair value of the liability will generally increase the closer the withdrawal rate is to 100%.
(7)	Range reflects the mortality rate for the vast majority of business with living benefits, with policyholders ranging from 35 to 90 years old. While the majority of living benefits have a minimum age requirement, certain benefits do not have an age restriction. This results in contractholders for certain benefits with mortality rates approaching 0%. Based on historical experience, the Company applies a set of age and duration specific mortality rate adjustments compared to standard industry tables. A mortality improvement assumption is also incorporated into the overall mortality table.

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

Valuation Process for Fair Value Measurements Categorized within Level 3 – The Company has established an internal control infrastructure over the valuation of financial instruments that requires ongoing oversight by its various Business Groups. These management control functions are segregated from the trading and investing functions. For invested assets, the Company has established oversight teams, often in the form of Pricing Committees within each asset management group. The teams, which typically include representation from investment, accounting, operations, legal and other disciplines are responsible for overseeing and monitoring the pricing of the Company’s investments and performing periodic due diligence reviews of independent pricing services. An actuarial valuation team oversees the valuation of living benefit features of the Company’s variable annuity contracts.

The Company has also established policies and guidelines that require the establishment of valuation methodologies and consistent application of such methodologies. These policies and guidelines govern the use of inputs and price source hierarchies and provide controls around the valuation processes. These controls include appropriate review and analysis of investment prices against market activity or indicators of reasonableness, analysis of portfolio returns to corresponding benchmark returns, back-testing, review of bid/ask spreads to assess activity, approval of price source changes, price overrides, methodology changes and classification of fair value hierarchy levels. For living benefit features of the Company’s variable annuity products, the actuarial valuation unit periodically tests contract input data and actuarial assumptions are reviewed at least annually, and updated based upon emerging experience, future expectations and other data, including any observable market data. The valuation policies and guidelines are reviewed and updated as appropriate.

Within the trading and investing functions, the Company has established policies and procedures that relate to the approval of all new transaction types, transaction pricing sources and fair value hierarchy coding within the financial reporting system. For variable annuity product changes or new launches of living benefit features, the actuarial valuation unit validates input logic and new product features and agrees new input data directly to source documents.

Changes in Level 3 assets and liabilities – The following tables provide summaries of the changes in fair values of Level 3 assets and liabilities as of the dates indicated, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at the end of their respective periods.

	Three Months Ended March 31, 2015
	Fixed Maturities Available-For-Sale

	Corporate Securities	Asset- Backed Securities	Cash Equivalents	Other Long- term Investments	Reinsurance Recoverables
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$116,070	$40,524	$225	$633	$2,996,154
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	62	-	-	-	246,814
Asset management fees and other income	-	-	-	2	-
Included in other comprehensive income (loss)	(219)	81	-	-	-
Net investment income	1,277	12	-	7	-
Purchases	17,270	-	-	-	57,644
Sales	(15,212)	-	-	-	-
Issuances	-	-	-	-	-
Settlements	(926)	(579)	-	(7)	-
Transfers into Level 3 (1)	-	9,783	-	-	-
Transfers out of Level 3 (1)	-	(983)	-	-	-

Fair Value, end of period assets/(liabilities)	$118,322	$48,838	$225	$635	$3,300,612

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$-	$-	$-	$-	$272,379
Asset management fees and other income	$-	$-	$-	$2	$-

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended March 31, 2015
	Receivables from parent and affiliates	Future Policy Benefits
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$22,320	(3,112,411)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	1	(257,315)
Asset management fees and other income	-	-
Included in other comprehensive income (loss)	(292)	-
Net investment income	-	-
Purchases	-	-
Sales	-	-
Issuances	-	(60,523)
Settlements	-	-
Transfers into Level 3 (1)	1,986	-
Transfers out of Level 3 (1)	-	-

Fair Value, end of period assets/(liabilities)	$24,015	(3,430,249)

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$-	$(283,739)
Asset management fees and other income	$-	$-

	Three Months Ended March 31, 2014
	Fixed Maturities Available-For-Sale

	Corporate Securities	Asset- Backed Securities	Commercial Mortgage- Backed Securities	Trading Account Assets - Equity Securities	Equity Securities Available-for - Sale
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$96,796	$63,789	$-	$313	$192
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	-	-	-	-	-
Asset management fees and other income	-	-	-	15	-
Included in other comprehensive income (loss)	247	178	(83)	-	-
Net investment income	1,224	44	-	-	-
Purchases	1,489	14,933	45,448	-	-
Sales	-	-	-	-	-
Issuances	-	-	-	-	-
Settlements	(501)	(3,882)	-	-	-
Transfers into Level 3 (1)	-	27,663	-	-	-
Transfers out of Level 3 (1)	-	-	-	-	-
Other (3)	-	-	-	-	-

Fair Value, end of period assets/(liabilities)	$99,255	$102,725	$45,365	$328	$192

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$-	$-	$-	$-	$-
Asset management fees and other income	$-	$-	$-	$15	$-

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended March 31, 2014

	Cash Equivalents	Other Long-term Investments	Reinsurance Recoverables	Receivables from parent and affiliates	Future Policy Benefits
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$-	$486	$748,005	$6,347	$(778,226)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	-	-	537,854	1	(562,219)
Asset management fees and other income	-	(9)	-	-	-
Included in other comprehensive income (loss)	-	-	-	11	-
Net investment income	-	-	-	-	-
Purchases	400	43	58,728	-	-
Sales	-	-	-	-	-
Issuances	-	-	-	-	(61,584)
Settlements	-	-	-	-	-
Transfers into Level 3 (1)	-	-	-	1,985	-
Transfers out of Level 3 (1)	-	-	-	-	-
Other (3)	-	-	-	-	-

Fair Value, end of period assets/(liabilities)	$400	$520	$1,344,587	$8,344	$(1,402,029)

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$-	$-	$662,178	$-	$(692,458)
Asset management fees and other income	$-	$-	$-	$-	$-

(1)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(2)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(3)	Other primarily represents reclassifications of certain assets between reporting categories.

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

Fair Value of Financial Instruments

The table below presents the carrying amount and fair value by fair value hierarchy level of certain financial instruments that are not reported at fair value. The financial instruments presented below are reported at carrying value on the Company’s Unaudited Interim Statements of Financial Position; however, in some cases, as described below, the carrying amount equals or approximates fair value.

	March 31, 2015

	Fair Value				Carrying Amount (1)

	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$-	$2,791	$444,889	$447,680	$418,082
Policy loans	-	-	13,334	13,334	13,334
Other long-term investments	-	-	2,674	2,674	2,334
Cash and cash equivalents	15,990	-	-	15,990	15,990
Accrued investment income	-	27,792	-	27,792	27,792
Receivables from parent and affiliates	-	18,920	-	18,920	18,920
Other assets	-	7,295	-	7,295	7,295

Total assets	$15,990	$56,798	$460,897	$533,685	$503,747

Liabilities:
Policyholders’ account balances - investment contracts	$-	$6,164	$93,388	$99,552	$100,540
Cash collateral for loaned securities	-	9,132	-	9,132	9,132
Short-term debt	-	24,007	-	24,007	24,007
Payables to parent and affiliates	-	43,517	-	43,517	43,517
Other liabilities	-	95,727	-	95,727	95,727
Separate account liabilities - investment contracts	-	435	-	435	435

Total liabilities	$-	$178,982	$93,388	$272,370	$273,358

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

	December 31, 2014

	Fair Value				Carrying Amount (1)

	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$-	$2,779	$447,157	$449,936	$422,563
Policy loans	-	-	13,355	13,355	13,355
Other long-term investments	-	-	2,639	2,639	2,238
Cash and cash equivalents	369	-	-	369	369
Accrued investment income	-	25,008	-	25,008	25,008
Receivables from parent and affiliates	-	10,367	-	10,367	10,367
Other assets	-	1,009	-	1,009	1,009

Total assets	$369	$39,163	$463,151	$502,683	$474,909

Liabilities:
Policyholders’ account balances - investment contracts	$-	$-	$91,217	$91,217	$92,663
Cash collateral for loaned securities	-	5,285	-	5,285	5,285
Short-term debt	-	54,354	-	54,354	54,354
Payables to parent and affiliates	-	37,415	-	37,415	37,415
Other liabilities	-	89,956	-	89,956	89,956
Separate account liabilities - investment contracts	-	487	-	487	487

Total liabilities	$-	$187,497	$91,217	$278,714	$280,160

(1)	Carrying values presented herein differ from those in the Company’s Unaudited Interim Statement of Financial Position because certain items within the respective financial statement captions are not considered financial instruments or out of scope under authoritative guidance relating to disclosures of the fair value of financial instruments. Financial statement captions excluded from the above table are not considered financial instruments.

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

Other Long-term Investments

Other long-term investments include investments in joint ventures and limited partnerships. The estimated fair values of these cost method investments are generally based on the Company’s share of the net asset value (“NAV”) as provided in the financial statements of the investees. In certain circumstances, management may adjust the NAV by a premium or discount when it has sufficient evidence to support applying such adjustments. No such adjustments were made as of March 31, 2015 and December 31, 2014.

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

Policyholders’ Account Balances - Investment Contracts

Only the portion of policyholders’ account balances related to products that are investment contracts (those without significant mortality or morbidity risk) are reflected in the table above. For payout annuities and other similar contracts without life contingencies, fair values are generally derived using discounted projected cash flows based on interest rates that are representative of the Company’s financial strength ratings, and hence reflect the Company’s own NPR. For those balances that can be withdrawn by the customer at any time without prior notice or penalty, the fair value is the amount estimated to be payable to the customer as of the reporting date, which is generally the carrying value.

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

Other Liabilities and Payables to Parent and Affiliates

Other Liabilities and payables to parent and affiliates are primarily payables, such as unsettled trades, drafts, escrow deposits and accrued expense payables. Due to the short-term until settlement of most of these liabilities, the Company believes that carrying value approximates fair value.

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

Total return swaps are contracts whereby the Company agrees with counterparties to exchange, at specified intervals, the difference between the return on an asset (or market index) and LIBOR plus an associated funding spread based on a notional amount. The Company generally uses total return swaps to hedge the effect of adverse changes in equity indices.

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

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

Credit Contracts

Credit derivatives are used by the Company to enhance the return on the Company’s investment portfolio by creating credit exposure similar to an investment in public fixed maturity cash instruments. With credit derivatives the Company sells credit protection on a single name reference, or certain index reference, and in return receives a quarterly premium. With credit default derivatives, this premium or credit spread generally corresponds to the difference between the yield on the referenced name’s public fixed maturity cash instruments and swap rates, at the time the agreement is executed. If there is an event of default by the referenced name, as defined by the agreement, then the Company is obligated to pay the counterparty the referenced amount of the contract and receive in return the referenced defaulted security or similar security or pay the referenced amount less the auction recovery rate. See the credit derivatives section for a discussion of guarantees related to credit derivatives written. In addition to selling credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio.

Embedded Derivatives

The Company sells variable annuity products, which may include guaranteed benefit features that are accounted for as embedded derivatives. The Company has reinsurance agreements to transfer the risk related to certain of these benefit features to affiliates, Pruco Re and The Prudential Insurance Company of America (“Prudential Insurance”). The embedded derivatives related to the living benefit features and the related reinsurance agreements are carried at fair value. These embedded derivatives are marked to market through “Realized investment gains (losses), net” based on the change in value of the underlying contractual guarantees, which are determined using valuation models, as described in Note 4 to the Unaudited Interim Financial Statements.

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

	March 31, 2015			December 31, 2014
		Gross Fair Value			Gross Fair Value
Primary Underlying	Notional	Assets	Liabilities	Notional	Assets	Liabilities
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Currency/Interest Rate	$83,412	$13,276	$-	$83,412	$5,555	$(654)

Total Qualifying Hedges	$83,412	$13,276	$-	$83,412	$5,555	$(654)

Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$1,902,750	$113,053	$(14,432)	$1,902,750	$92,507	$(18,480)
Interest Rate Options	100,000	11,603	-	100,000	10,736	-
Currency/Interest Rate
Foreign Currency Swaps	57,009	10,218	-	57,011	4,363	(5)
Credit
Credit Default Swaps	1,200	-	(29)	1,200	-	(43)
Equity
Total Return Swaps	224,827	3,574	(1,028)	220,986	1,937	-
Equity Options	5,906,910	1,588	(696)	6,842,242	3,748	(2,067)

Total Non-Qualifying Hedges	$8,192,696	$140,036	$(16,185)	$9,124,189	$113,291	$(20,595)

Total Derivatives (1)	$8,276,108	$153,312	$(16,185)	$9,207,601	$118,846	$(21,249)

(1)	Excludes embedded derivatives which contain multiple underlyings. The fair value of the embedded derivatives related to the living benefit feature was a net liability of $3,430 million and $3,112 million as of March 31, 2015 and December 31, 2014, respectively, included in “Future policy benefits”. The fair value of the embedded derivatives related to the reinsurance of certain of these benefits to Pruco Re and Prudential Insurance included in “Reinsurance recoverables” was an asset of $3,301 million and $2,996 million as of March 31, 2015 and December 31, 2014, respectively, included in “Reinsurance recoverables”. See Note 7 for additional information on the reinsurance agreement.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

Offsetting Assets and Liabilities

The following table presents recognized derivative instruments (including bifurcated embedded derivatives) that are offset in the balance sheet, and/or are subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in the balance sheet.

	March 31, 2015
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral (1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$153,312	$(14,108)	$139,204	$(134,839)	$4,365

Offsetting of Financial Liabilities:
Derivatives	$16,185	$(16,185)	$-	$-	$-

	December 31, 2014
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral (1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$118,846	$(24,288)	$94,558	$(82,602)	$11,956

Offsetting of Financial Liabilities:
Derivatives	$21,249	$(21,249)	$-	$-	$-

(1)	Amounts exclude the excess of collateral received/pledged from/to the counterparty. Prior period has been revised to conform to current period presentation.

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

The following tables provide the financial statement classification and impact of derivatives used in qualifying and non-qualifying hedge relationships, excluding the offset of the hedged item in an effective hedge relationship:

	Three Months Ended March 31, 2015
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	Accumulated Other Comprehensive Income (Loss) (1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$-	$93	$138	$8,324

Total cash flow hedges	-	93	138	8,324

Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	30,044	-	-	-
Currency/Interest Rate	6,006	-	99	-
Credit	(1)	-	-	-
Equity	(3,883)	-	-	-
Embedded Derivatives	(20,628)	-	-	-

Total non-qualifying hedges	11,538	-	99	-

Total	$11,538	$93	$237	$8,324

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended March 31, 2014
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	Accumulated Other Comprehensive Income (Loss) (1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$-	$(12)	$(3)	$637

Total cash flow hedges	-	(12)	(3)	637

Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	37,588	-	-	-
Currency/Interest Rate	824	-	18	-
Credit	(7)	-	-	-
Equity	(4,648)	-	-	-
Embedded Derivatives	(34,734)	-	-	-

Total non-qualifying hedges	(977)	-	18	-

Total	$(977)	$(12)	$15	$637

(1)	Amounts deferred in “Accumulated other comprehensive income (loss)”.

For the three months ended March 31, 2015 and 2014, the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations. Also, there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.

Presented below is a rollforward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in thousands)
Balance, December 31, 2014	$4,839
Net deferred gains (losses) on cash flow hedges from January 1 to March 31, 2015	8,556
Amount reclassified into current period earnings	(232)

Balance, March 31, 2015	$13,163

As of March 31, 2015 and 2014, the Company did not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 18 years. Income amounts deferred in “Accumulated other comprehensive income (loss)” as a result of cash flow hedges are included in the Unaudited Interim Statements of Equity.

Credit Derivatives

The Company has no exposure from credit derivatives where it has written credit protection as of March 31, 2015 and December 31, 2014.

The Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of March 31, 2015 and December 31, 2014 the Company had $1 million of outstanding notional amounts, reported at fair value as a liability of less than $1 million for both periods.

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

Notes to Unaudited Interim Financial Statements—(Continued)

6.    COMMITMENTS, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS

Commitments

The Company had made commitments to fund $0 million of commercial loans as of March 31, 2015. The Company also made commitments to purchase or fund investments, mostly private fixed maturities, of $12 million as of March 31, 2015.

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed, including matters discussed below. The Company estimates that as of March 31, 2015, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is $0 to approximately $3 million. This estimate is not an indication of expected loss, if any, or the Company’s maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

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

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses also include allocations of stock compensation expenses related to a stock option program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock option program and deferred compensation program was less than $1 million for the three months ended March 31, 2015 and 2014.

The Company is charged for its share of employee benefits expenses. These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Some of these benefits are based on earnings and length of service. Other benefits are based on an account balance, which takes into consideration age, service and earnings during career. The Company’s share of net expense for the pension plans was less than $1 million for the three months ended March 31, 2015 and 2014.

Prudential Insurance sponsors voluntary savings plans for its employees’ 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The expense charged to the Company for the matching contribution to the 401(k) plans was less than $1 million for the three months ended March 31, 2015 and 2014.

Affiliated Asset Administration Fee Income

In accordance with a revenue sharing agreement with AST Investment Services, Inc. and Prudential Investments LLC, the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust. Income received from AST Investment Services, Inc. and Prudential Investments LLC related to this agreement was $53 million and $55 million for the three months ended March 31, 2015 and 2014, respectively. These revenues are recorded as “Asset administration fees and other income” in the Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

Affiliated Investment Management Expenses

In accordance with an agreement with Prudential Investment Management, Inc. (“PIMI”), the Company pays investment management expenses to PIMI who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PIMI related to this agreement were $1 million for the three months ended March 31, 2015 and 2014. These expenses are recorded as “Net investment income” in the Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

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

Allocated lease expense was less than $1 million for the three months ended March 31, 2015 and 2014. Allocated sub-lease rental income, recorded as a reduction to lease expense was $0 million and less than $1 million for the three months ended March 31, 2015 and 2014, respectively.

The Company pays commissions and certain other fees to PAD in consideration for PAD’s marketing and underwriting of the Company’s products. Commissions and fees are paid by PAD to broker-dealers who sold and service the Company’s products. Commissions and fees paid by the Company to PAD were $43 million and $45 million for the three months ended March 31, 2015 and 2014, respectively.

Prudential Annuities Life Assurance Corporation

Notes to Unaudited Interim Financial Statements—(Continued)

Debt Agreements

Short-term and Long-term Debt

The Company is authorized to borrow funds up to $2 billion from Prudential Financial and its affiliates to meet its capital and other funding needs. The Company had debt of $24 million and $54 million outstanding with Prudential Funding, LLC as of March 31, 2015 and December 31, 2014, respectively. Total interest expense on debt with Prudential Funding, LLC and Prudential Financial was less than $1 million for the three months ended March 31, 2015 and 2014.

In December 2014 the Company paid off the remaining $200 million short-term portion of long-term debt. Total interest expense on long-term debt with Prudential Financial was $0 million and $2 million for the three months ended March 31, 2015 and 2014, respectively.

Reinsurance Agreements

The Company uses reinsurance as part of its risk management and capital management strategies for certain of its optional living benefit features. Fees ceded under these agreements are included in “Realized investment gains (losses), net” on the Unaudited Interim Statement of Operations and Comprehensive Income. The Company ceded fees of $68 million and $69 million to Pruco Re for the three months ended March 31, 2015 and 2014, respectively. The Company ceded fees of less than $1 million to Prudential Insurance for the three months ended March 31, 2015 and 2014. The Company’s reinsurance payables related to affiliated reinsurance were $26 million and $25 million as of March 31, 2015 and December 31, 2014, respectively.

The Company’s reinsurance recoverables related to affiliated reinsurance were $3,301 million and $2,997 million as of March 31, 2015 and December 31, 2014, respectively. The assets are reflected in “Reinsurance recoverables” in the Company’s Unaudited Interim Statements of Financial Position. Realized gains (losses) were $237 million and $527 million for the three months ended March 31, 2015 and 2014, respectively. Changes in realized gains (losses) for the 2015 and 2014 periods were primarily due to changes in market conditions in each respective period.

See Note 6 to the Company’s Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2014, for information regarding the Company’s reinsurance agreements.

Derivative Trades

In its ordinary course of business, the Company enters into OTC derivative contracts with an affiliate, PGF. For these OTC derivative contracts, PGF has a substantially equal and offsetting position with an external counterparty.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Prudential Annuities Life Assurance Corporation (“PALAC” or the “Company”) as of March 31, 2015, compared with December 31, 2014, and its results of operations for the three months ended March 31, 2015 and 2014. You should read the following analysis of our financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Regulatory Developments

In April 2015, the U.S. Department of Labor released a proposed regulation accompanied by new class exemptions and proposed amendments to long standing exemptions from the prohibited transaction provisions under the Employee Retirement Income Security Act. If enacted, the proposals would redefine who will be considered a “fiduciary” for purposes of transactions with qualified plans, plan participants and Individual Retirement Accounts. The exact nature and scope of any new final regulations is undeterminable at this time. The Company is evaluating the potential impacts of the proposals on its businesses.

The New Jersey Department of Banking and Insurance (“NJDOBI”) has notified Prudential Financial that New Jersey’s recently enacted legislation authorizing group-wide supervision of internationally active insurance groups (the “GWS Law”) authorizes NJDOBI to act as the group-wide supervisor (“GWS”) of Prudential Financial under the GWS Law. The GWS Law, among other provisions, authorizes NJDOBI to examine Prudential Financial and its subsidiaries, in addition to its New Jersey domiciled insurance subsidiaries, for the purpose of ascertaining the financial condition of the insurance companies and compliance with New Jersey insurance laws. We cannot predict what additional requirements or costs may result from NJDOBI’s assertion of GWS status with respect to Prudential Financial.

For additional information on the potential impacts of regulation on the Company, including the topics described above, see “Business—Regulation” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Effective February 25, 2013, the Advanced Series Trust (“AST”) adopted a Rule 12b-1 Plan under the Investment Company Act of 1940 with respect to most of the AST portfolios that are offered through the Company’s variable annuity and variable life investment products. Under the Rule 12b-1 Plan, AST pays an affiliate of the Company for distribution and administrative services. Prior to the adoption of the 12b-1 Plan, the Company received an administrative service fee from AST and incurred expenses associated with administrative services provided. On April 16, 2015, AST filed a proxy statement and distributed the proxy statement to shareholders for the purpose of seeking shareholder approval, among other things, to amend the Rule 12b-1 Plan. Shareholder approval is pending as of the date of this Quarterly Report on Form 10-Q. If approved by shareholders, there will be an increase in the amount AST pays its affiliate for distribution and administrative services. However, there will be a reduction in management fees.

Profitability

The Company’s profitability depends principally on its ability to manage risk on insurance and annuity products. Profitability also depends on, among other items, our actuarial and policyholder behavior experience on insurance and annuity products, our ability to retain customer assets, generate and maintain favorable investment results, and to manage expenses.

See “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of risks that have materially affected and may affect in the future the Company’s business, results of operations or financial condition, or cause the Company’s actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company.

Products

The Company’s inforce variable and fixed annuities may include guaranteed living or death benefits. Certain optional living benefit guarantees include, among other features, the ability to make withdrawals based on the highest daily contract value plus a specific return, credited for a period of time. This guaranteed contract value is a notional amount that forms the basis for determining periodic withdrawals for the life of the contractholder, and cannot be accessed as a lump-sum surrender value. Most contracts also guarantee the contractholder’s beneficiary a return of total purchase payments made to the contract, adjusted for any partial withdrawals, upon death. Our variable annuities generally provide our contractholders with the opportunity to allocate purchase payments to sub-accounts that invest in underlying proprietary and non-proprietary mutual funds, frequently under asset allocation programs, and fixed-rate accounts. The fixed-rate accounts, which are within the general account, are credited with interest at rates we determine, subject to certain minimums. Certain allocations made in the fixed-rate accounts of our variable annuities impose a market value adjustment if the contract is not held to maturity.

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

Our risk management strategy helps to limit our exposure to certain of these risks primarily through a combination of product design elements, our living benefits hedging program and affiliated reinsurance arrangements. The product design elements we utilize for certain products include, among others, asset allocation restrictions, minimum issuance age requirements, certain limitations on the amount of subsequent contractholder deposits and an asset transfer feature. The objective of the asset transfer feature is to help mitigate our exposure to equity market risk and market volatility by transferring assets between certain variable investment sub-accounts selected by the annuity contractholder, and investments that are expected to be more stable (e.g., a bond fund sub-account within the separate account or a fixed-rate account within the general account). The transfers are based on the static mathematical formula used with the particular optional benefit which considers a number of factors, including, but not limited to, the impact of investment performance on the contractholder’s total account value. This occurs at the contractholder level, rather than at the fund level, which we believe enhances our risk mitigation. As of March 31, 2015 approximately $38.4 billion or 83% of total variable annuity account values contain a living benefit feature, compared to approximately $38.5 billion or 83% as of December 31, 2014. As of March 31, 2015 approximately $30.4 billion or 79% of variable annuity account values with living benefit features included an asset transfer feature in the product design, compared to approximately $30.4 billion or 79% as of December 31, 2014.

As mentioned above, in addition to our asset transfer feature, we also manage certain risks associated with our variable annuity products through our living benefits hedging programs and affiliated reinsurance agreements. We reinsure the majority of our variable annuity living benefit guarantees to an affiliated reinsurance company, Pruco Reinsurance, Ltd. (“Pruco Re”). The living benefits hedging program is primarily executed within Pruco Re to manage capital markets risk associated with the reinsured living benefit guarantees. The program is also executed within the Company related to certain non-reinsured optional living benefit guarantees. We use our hedging program to help manage certain risks associated with certain of our guarantees. The hedging program’s objective is to help mitigate fluctuations in net income and capital from living benefit liabilities due to capital market movements, within firm established tolerances. Through our hedging program, we enter into derivative positions that seek to offset the net change in our hedge target. In addition to mitigating fluctuations of the living benefit liabilities due to capital market movements, the hedging program is also focused on a long-term goal of accumulating assets that could be used to pay claims under these benefits irrespective of market path.

Accounting Policies & Pronouncements

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

Management believes the accounting policies relating to the following areas are most dependent on the application of estimates and assumptions and require management’s most difficult, subjective, or complex judgments:

●	Deferred policy acquisition costs (“DAC”) and other costs, including deferred sales inducements (“DSI”) and value of business acquired (“VOBA”);
●	Valuation of investments, including derivatives, and the recognition of other-than-temporary impairments;
●	Policyholder liabilities;
●	Reinsurance recoverables;
●	Taxes on income; and
●	Reserves for contingencies, including reserves for losses in connection with unresolved legal matters.

DAC and Other Costs

We amortize DAC and other costs over the expected life of the contracts in proportion to total gross profits. Total gross profits include both actual gross profits and estimates of gross profits for future periods. In calculating gross profits, we consider mortality, persistency, and other elements as well as rates of return on investments associated with these contracts, and the cost related to our guaranteed minimum death benefits (“GMDB”) and guaranteed minimum income benefits (“GMIB”). Gross profits and amortization rates also include the impacts of the embedded derivatives associated with certain of the living benefit features of our variable annuity contracts and related hedging activities. In calculating amortization expense, we estimate the amounts of gross profits that will be included in our U.S. GAAP results, and utilize these estimates to calculate amortization rates and expense amounts. In addition, in calculating gross profits, we include the profits and losses related contracts previously issued by the Company that are reported in affiliated legal entities other than the Company as a result of, for example, reinsurance agreements with those affiliated entities. The Company is an indirect subsidiary of Prudential Financial (an SEC registrant) and has extensive transactions and relationships with other subsidiaries of Prudential Financial, including reinsurance agreements, as discussed in Note 7 to the Financial Statements. Incorporating all product-related profits and losses in gross profits, including those that are reported in affiliated legal entities, produces a DAC amortization pattern representative of the total economics of the products. For a further discussion of the amortization of DAC and other costs, see “—Results of Operations”.

The near-term future equity rate of return assumptions used in evaluating DAC and DSI for our domestic variable annuity products are derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15%, we use our maximum future rate of return. As of March 31, 2015, we assume an 8.0% long-term equity expected rate of return and a 4.0% near-term mean reversion equity rate of return.

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

For additional information on our policies for DAC and other costs and for the remaining critical accounting estimates listed above, see our Annual Report on Form 10-K for the year ended December 31, 2014, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting Policies & Pronouncements—Application of Critical Accounting Estimates”.

Adoption of New Accounting Pronouncements

See Note 2 to our Unaudited Interim Financial Statements for a discussion of newly adopted accounting pronouncements.

Changes in Financial Position

March 31, 2015 versus December 31, 2014

Total assets increased by $0.1 billion from $52.5 billion at December 31, 2014 to $52.6 billion at March 31, 2015. Reinsurance recoverables increased $0.3 billion related to the reinsured liability for living benefit embedded derivatives primarily resulting from an increase in the present value of future expected benefit payments driven by declining interest rates. Partially offsetting the above increase was a decrease in DAC and DSI of $0.2 billion primarily resulting from the impact of the embedded derivatives and related hedge positions and base amortization.

Total liabilities increased by $0.1 billion, from $50.8 billion at December 31, 2014 to $50.9 billion at March 31, 2015. Future policy benefits and other policyholder liabilities increased $0.3 billion primarily driven by the mark-to-market of the liability for living benefit embedded derivatives, as discussed above. Partially offsetting the above increase was a decrease in policyholders’ account balances of $0.2 billion primarily driven by account value runoff due to contractholder surrenders and the impact of the asset transfer feature which moved contractholder account values from the general account to the separate account.

Total equity was relatively unchanged from December 31, 2014 to March 31, 2015.

Results of Operations

Income (Loss) from Operations before Income Taxes

2015 versus 2014 Three Month Comparison

Income (loss) from operations before income taxes decreased $120 million from $94 million in the first quarter of 2014 to ($26) million in the first quarter of 2015. Excluding the impact on amortization of DAC and other costs, and on the reserves for the Guaranteed Minimum Death Benefits (“GMDB”) and Guaranteed Minimum Income Benefits (“GMIB”) features, due to the mark-to-market of the liability for living benefit embedded derivatives and related hedge positions and of changes in the estimated profitability of the business, as discussed in more detail below, income from operations before income taxes increased $17 million. The increase was primarily related to the mark-to-market of our non-reinsured living benefit features and related hedge positions in the first quarter of 2015.

The impact on amortization due to the mark-to-market of the liability for living benefit embedded derivatives and related hedge positions and the changes in the estimated profitability of the business resulted in a net charge of $141 million in the first quarter of 2015. The net charge primarily reflects NPR gains in the first quarter of 2015 due to spread widening and declining interest rates, partially offset by a net benefit reflecting favorable equity market performance which more than offset the impact of lower expected rates of return on fixed income investments within contractholder accounts and on future expected claims relative to our assumptions. The net charge of $4 million in the first quarter of 2014 primarily reflects the impact of lower expected rates of return on fixed income investments within contractholder accounts and on future expected claims relative to our assumptions, which more than offset favorable equity performance.

Revenues, Benefits and Expenses

2015 versus 2014 Three Month Comparison

Revenues decreased $5 million, driven by an unfavorable variance in policy charges and fee income of $11 million primarily due to lower separate account assets. Net investment income decreased $7 million primarily as a result of lower portfolio reinvestment yields and lower annuity account values in the general account. Offsetting this charge was a favorable variance in realized gains and losses of $13 million primarily due to differences between the mark-to-market of the non-reinsured portion of the living benefit embedded derivative liability and related hedge positions, as discussed above.

Benefits and expenses increased $115 million. Excluding the $137 million impacts of the amortization of DAC and other costs and to the reserves for the GMDB and GMIB features as discussed above, benefits and expenses decreased $22 million, driven by a decline in general and administrative expenses due to reduced expense allocations, lower base DAC amortization due to lower gross profits, a decrease in interest credited due to lower contractholder account values as discussed above and a reduction in interest expense due to a pay-down of debt in the fourth quarter of 2014.

Income Taxes

Income tax expense (benefit) decreased $22 million from an expense of $17 million for the three months ended March 31, 2014 to a benefit of $5 million for the three months ended March 31, 2015. The decrease in income tax expense was primarily driven by the decrease in pre-tax income.

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

As of March 31, 2015, the Company remains subject to examination in the U.S. for tax years 2009 through 2014.

The dividends received deduction (“DRD”) reduces the amount of dividend income subject to U.S. tax and is a significant component of the difference between the Company’s effective tax rate and the federal statutory tax rate of 35%. The DRD for the current period was estimated using information from 2014 and current year results, and was adjusted to take into account the current year’s equity market performance and expected business results. The actual current year DRD can vary from the estimate based on factors such as, but not limited to, changes in the amount of dividends received that are eligible for the DRD, changes in the amount of distributions received from mutual fund investments, changes in the account balances of variable life and annuity contracts, and the Company’s taxable income before the DRD.

There is a possibility that the IRS and the U.S. Treasury will address, through guidance, issues related to the calculation of the DRD. For the last several years, revenue proposals included in the Obama Administration’s budgets have included proposed changes to the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through guidance or legislation, could increase actual tax expense and reduce the Company’s consolidated net income.

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

Liquidity and Capital Resources

This section supplements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Overview

Liquidity refers to the ability to generate sufficient cash resources to meet the payment obligations of the Company. Capital refers to the long-term financial resources available to support the operations of our business, fund business growth, and provide a cushion to withstand adverse circumstances. Our ability to generate and maintain sufficient liquidity and capital depends on the profitability of our business, general economic conditions and our access to the capital markets through affiliates as described herein.

Effective and prudent liquidity and capital management is a priority across the organization. Management monitors the liquidity of Prudential Financial, Prudential Insurance and the Company on a daily basis and projects borrowing and capital needs over a multi-year time horizon through our quarterly planning process. We believe that cash flows from the sources of funds available to us are sufficient to satisfy the current liquidity requirements of Prudential Financial, and the Company, including under reasonably foreseeable stress scenarios. Prudential Financial has a capital management framework in place that governs the allocation of capital and approval of capital uses, and Prudential Financial forecasts capital sources and uses on a quarterly basis. Prudential Financial and the Company also employ a “Capital Protection Framework” to ensure the availability of capital resources to maintain adequate capitalization and competitive risk-based capital ratios under various stress scenarios.

Prudential Financial is a “Designated Financial Company” under the Dodd-Frank Wall Street Reform and Consumer Protection Act. As a Designated Financial Company, Prudential Financial is subject to supervision and examination by the Federal Reserve Bank of Boston and to prudential regulatory standards, which include or will include requirements and limitations (some of which are the subject of ongoing rule-making) relating to risk-based capital, leverage, liquidity, stress-testing, overall risk management, resolution plans, early remediation; and may also include additional standards regarding capital, public disclosure, short-term debt limits, and other related subjects. In addition, the Financial Stability Board (“FSB”), has identified Prudential Financial as a global systemically important insurer (“G-SII”). For information on the potential impact of this regulation on us, see “Business—Regulation” and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2014.

On December 19, 2014, and June 27, 2014 the Company paid dividends of $75 million and $267 million, respectively, to our parent, Prudential Annuities, Inc.

Capital

Our capital management framework is primarily based on statutory risk based capital measures. The Risk Based Capital, or RBC, ratio is a primary measure of the capital adequacy of the Company. RBC is calculated based on statutory financial statements and risk formulas consistent with the practices of the NAIC. RBC considers, among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. RBC ratio calculations are intended to assist insurance regulators in measuring an insurer’s solvency and ability to pay future claims. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities, but is available to the public. The RBC ratio is an annual calculation, however, as of March 31, 2015 we estimate that the Company’s RBC ratio exceeds the minimum level required by applicable insurance regulations.

The regulatory capital level of the Company can be materially impacted by interest rate and equity market fluctuations, changes in the values of derivatives, the level of impairments recorded, and credit quality migration of the investment portfolio, among other items. In addition, the recapture of business subject to reinsurance arrangements due to defaults by, or credit quality migration affecting, the reinsurers or for other reasons could negatively impact regulatory capital levels. The Company’s regulatory capital level is also affected by statutory accounting rules, which are subject to change by each applicable insurance regulator. The Company evaluates its regulatory capital under reasonably foreseeable stress scenarios and believes we have adequate resources to maintain our capital levels comfortably above regulatory requirements under these scenarios.

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

Affiliated Captive Reinsurance Companies

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital—Affiliated Captive Reinsurance Companies” included in our Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of our use of captive reinsurance companies.

Liquidity

There have been no material changes to the liquidity position of the Company since December 31, 2014. We continue to believe that cash generated by ongoing operations and the liquidity profile of our assets provide sufficient liquidity under reasonably foreseeable stress scenarios for the Company.

The principal sources of the Company’s liquidity are certain annuity considerations, investment and fee income, investment maturities, as well as internal borrowings. The principal uses of that liquidity include benefits, claims, and payments to policyholders and contractholders in connection with surrenders, withdrawals and net policy loan activity. Other uses of liquidity include commissions, general and administrative expenses, purchases of investments, the payment of dividends to the parent holding company, hedging activity and payments in connection with financing activities. We use a projection process for cash flows from operations to ensure sufficient liquidity is available to meet projected cash outflows, including claims. As discussed above, in March 2010, the Company ceased offering its existing variable annuity products to new investors upon the launch of a new product line by certain affiliates. Therefore, the Company expects to continue to see the overall level of cash flows decrease going forward as the book of business runs off.

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

Liquid assets include cash and cash equivalents, short-term investments and fixed maturities that are not designated as held-to-maturity and public equity securities. As of March 31, 2015 and December 31, 2014, the Company had liquid assets of $2.8 billion and $2.9 billion, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $0.1 billion and $0.1 billion as of March 31, 2015 and December 31, 2014, respectively. As of March 31, 2015, $2.5 billion, or 92%, of the fixed maturity investments in company general account portfolios were rated high or highest quality based on NAIC or equivalent rating. The remaining $0.2 billion, or 8%, of these fixed maturity investments were rated other than high or highest quality.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, our products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and our strategies for managing this risk, vary by product. There have been no material changes in our market risk exposures from December 31, 2014, a description of which may be found in our Annual Report on Form 10-K, for the year ended December 31, 2014, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” filed with the Securities and Exchange Commission. See Item 1A, “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2014, for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the “Exchange Act”, as amended, as of March 31, 2015. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2015, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1. Legal Proceedings

See Note 6 to the Unaudited Interim Financial Statements under “Litigation and Regulatory Matters” for a description of material pending litigation and regulatory matters affecting us, and certain risks to our businesses presented by such matters, which is incorporated herein by reference.

Item 1A. Risk Factors

You should carefully consider the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014. These risks could materially affect our business, results of operations or financial condition, or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q.

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
(Authorized Signatory and Principal Financial Officer)

Date: May 14, 2015

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