Form 10-Q
period 2015-06-30
PRUDENTIAL ANNUITIES LIFE ASSURANCE CORP/CT
filed 2015-08-13
CIK 881453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                      to
Commission File Number 033-44202
_____________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 13, 2015, 25,000 shares of the registrant’s Common Stock (par value $100) consisting of 100 voting shares and 24,900 non-voting shares, were outstanding. As of such date, Prudential Annuities, Inc., an indirect wholly-owned subsidiary of Prudential Financial, Inc., a New Jersey corporation, owned all of the Registrant’s Common Stock.
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

PART I - Financial Information
Item 1. Financial Statements
Prudential Annuities Life Assurance Corporation
Unaudited Interim Statements of Financial Position
As of June 30, 2015 and December 31, 2014 (in thousands, except share amounts)

	June 30, 2015	December 31, 2014
ASSETS
Fixed maturities, available-for-sale, at fair value (amortized cost, 2015: $2,391,318; 2014: $2,609,253)	$2,533,299	$2,800,593
Trading account assets, at fair value	5,943	6,131
Equity securities, available-for-sale, at fair value (cost, 2015: $14; 2014: $14)	17	17
Commercial mortgage and other loans	406,918	422,563
Policy loans	13,124	13,355
Short-term investments	66,454	57,185
Other long-term investments	148,542	162,783
Total investments	3,174,297	3,462,627
Cash and cash equivalents	3,673	594
Deferred policy acquisition costs	975,756	1,114,431
Accrued investment income	23,079	25,008
Reinsurance recoverables	2,214,437	2,996,845
Value of business acquired	38,185	39,738
Deferred sales inducements	585,339	665,207
Receivables from parent and affiliates	61,108	60,490
Other assets	6,045	6,193
Separate account assets	42,651,548	44,101,699
TOTAL ASSETS	$49,733,467	$52,472,832
LIABILITIES AND EQUITY
LIABILITIES
Policyholders’ account balances	$2,354,128	$2,633,085
Future policy benefits and other policyholder liabilities	2,721,810	3,539,521
Payables to parent and affiliates	56,135	71,675
Cash collateral for loaned securities	4,724	5,285
Income taxes	355,310	299,084
Short-term debt	0	54,354
Other liabilities	105,404	105,972
Separate account liabilities	42,651,548	44,101,699
Total Liabilities	48,249,059	50,810,675
Commitments and Contingent Liabilities (See Note 6)
EQUITY
Common stock, ($100 par value; 25,000 shares authorized, issued and outstanding)	2,500	2,500
Additional paid-in capital	901,422	901,422
Retained earnings	514,225	673,613
Accumulated other comprehensive income	66,261	84,622
Total Equity	1,484,408	1,662,157
TOTAL LIABILITIES AND EQUITY	$49,733,467	$52,472,832
See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation
Unaudited Interim Statements of Operations and Comprehensive Income
Three and Six Months Ended June 30, 2015 and 2014 (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
REVENUES
Premiums	$8,110	$10,791	$17,302	$18,933
Policy charges and fee income	191,409	203,696	382,792	405,363
Net investment income	34,056	41,458	71,645	85,959
Asset administration fees and other income	54,716	58,036	108,759	115,146
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(19)	0	(44)	0
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income (loss)	8	0	24	0
Other realized investment gains (losses), net	(9,145)	(4,195)	4,339	(4,366)
Total realized investment gains (losses), net	(9,156)	(4,195)	4,319	(4,366)
Total revenues	279,135	309,786	584,817	621,035
BENEFITS AND EXPENSES
Policyholders’ benefits	11,657	27,973	23,646	56,916
Interest credited to policyholders’ account balances	16,268	54,358	107,898	102,327
Amortization of deferred policy acquisition costs	7,327	62,155	148,387	101,138
General, administrative and other expenses	87,634	97,884	174,706	198,885
Total benefits and expenses	122,886	242,370	454,637	459,266
INCOME FROM OPERATIONS BEFORE INCOME TAXES	156,249	67,416	130,180	161,769
Income tax expense	24,335	9,985	19,568	26,840
NET INCOME	131,914	57,431	110,612	134,929
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	19	(3)	(40)	(4)
Net unrealized investment gains (losses):
Unrealized investment gains (losses) for the period	(38,033)	16,305	(23,240)	36,495
Reclassification adjustment for (gains) included in net income	(3,042)	(71)	(4,904)	(877)
Net unrealized investment gains (losses)	(41,075)	16,234	(28,144)	35,618
Other comprehensive income (loss), before tax:	(41,056)	16,231	(28,184)	35,614
Less: Income tax expense (benefit) related to other comprehensive income (loss)
Foreign currency translation adjustments	7	(1)	(14)	(2)
Net unrealized investment gains (losses)	(14,335)	5,682	(9,809)	12,467
Total	(14,328)	5,681	(9,823)	12,465
Other comprehensive income (loss), net of taxes	(26,728)	10,550	(18,361)	23,149
COMPREHENSIVE INCOME	$105,186	$67,981	$92,251	$158,078
See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation
Unaudited Interim Statements of Equity
Six Months Ended June 30, 2015 and 2014 (in thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total equity
Balance, December 31, 2014	2,500	901,422	673,613	84,622	1,662,157
Distribution to parent			(270,000)		(270,000)
Comprehensive income:
Net income			110,612		110,612
Other comprehensive income (loss), net of taxes				(18,361)	(18,361)
Total comprehensive income					92,251
Balance, June 30, 2015	2,500	901,422	514,225	66,261	1,484,408
	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total equity
Balance, December 31, 2013	2,500	901,422	764,846	70,867	1,739,635
Distribution to parent			(267,000)		(267,000)
Comprehensive income:
Net income			134,929		134,929
Other comprehensive income (loss), net of taxes				23,149	23,149
Total comprehensive income					158,078
Balance, June 30, 2014	2,500	901,422	632,775	94,016	1,630,713
See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation
Unaudited Interim Statements of Cash Flows
Six Months Ended June 30, 2015 and 2014 (in thousands)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$110,612	$134,929
Adjustments to reconcile net income to net cash provided by operating activities:
Policy charges and fee income	1,170	2,625
Realized investment (gains) losses, net	(4,319)	4,366
Depreciation and amortization	33,070	3,640
Interest credited to policyholders’ account balances	107,898	102,327
Change in:
Future policy benefits and other policyholder liabilities	116,048	152,066
Accrued investment income	1,929	5,160
Net receivable/payable to parent and affiliates	(16,273)	(34,965)
Deferred sales inducements	(816)	(8,221)
Deferred policy acquisition costs	147,450	99,462
Income taxes	66,048	8,314
Reinsurance recoverables	(137,727)	(137,944)
Bonus reserve	(38,271)	(36,026)
Derivatives, net	3,003	5,766
Other, net	(6,770)	(5,768)
Cash flows from operating activities	383,052	295,731
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	291,789	670,328
Commercial mortgage and other loans	17,099	11,661
Trading account assets	2,399	3,364
Policy loans	487	412
Other long-term investments	2,328	1,542
Short-term investments	1,073,562	1,546,430
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(99,362)	(377,179)
Commercial mortgage and other loans	(1,492)	(27,344)
Trading account assets	(2,038)	(2,534)
Policy loans	(346)	(516)
Other long-term investments	(368)	(9,233)
Short-term investments	(1,082,830)	(1,482,751)
Notes receivable from parent and affiliates, net	269	(15,565)
Derivatives, net	1,360	128
Other, net	127	72
Cash flows from investing activities	202,984	318,815
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash collateral for loaned securities	(561)	(10,493)
Net increase (decrease) in short-term borrowing	(54,354)	10,000
Drafts outstanding	6,136	5,184
Distribution to parent	(270,000)	(267,000)

Policyholders’ account balances
Deposits	509,561	607,249
Withdrawals	(773,739)	(960,301)
Cash flows used in financing activities	(582,957)	(615,361)
NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	3,079	(815)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	594	1,417
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,673	$602
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
The Company developed long-term savings and retirement products, which were distributed through its affiliated broker/dealer company, Prudential Annuities Distributors, Inc. (“PAD”). The Company issued variable and fixed deferred and immediate annuities for individuals and groups in the United States of America, District of Columbia and Puerto Rico. In addition, the Company has a relatively small in force block of variable life insurance policies. The Company no longer actively sells such products.
Beginning in March 2010, the Company ceased offering its variable annuity products (and where offered, the companion market value adjustment option) to new investors upon the launch of a new product line by each of Pruco Life Insurance Company and Pruco Life Insurance Company of New Jersey (which are affiliates of the Company). These initiatives were implemented to create operational and administrative efficiencies by offering a single product line of annuity products from a more limited group of legal entities. During 2012, the Company suspended additional customer deposits for variable annuities with certain optional living benefit riders. However, subject to applicable contract provisions and administrative rules, the Company continues to accept additional customer deposits on certain in force contracts.
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
Adoption of New Accounting Pronouncements
In January 2014, the Financial Accounting Standards Board (“FASB”) issued updated guidance for troubled debt restructurings clarifying when an in substance repossession or foreclosure occurs, and when a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. The new guidance became effective for annual periods and interim periods within those annual periods that began after December 15, 2014 and was applied prospectively. Adoption of the guidance did not have a significant effect on the Company’s financial position, results of operations or financial statement disclosures.

In June 2014, the FASB issued updated guidance that requires repurchase-to-maturity transactions to be accounted for as secured borrowings and eliminates existing guidance for repurchase financings. The guidance also requires new disclosures for certain transactions accounted for as secured borrowings and for transfers accounted for as sales when the transferor also retains substantially all of the exposure to the economic return on the transferred financial assets. Accounting changes and new disclosures for transfers accounted for as sales under the new guidance were effective for the first interim or annual period beginning after December 15, 2014 and did not have a significant effect on the Company's consolidated financial position, results of operations or financial statement disclosures. Disclosures for certain transactions accounted for as secured borrowings were effective for interim periods beginning after March 15, 2015 and are included in Note 3.

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
Future Adoption of New Accounting Pronouncements
In May 2014, the FASB issued updated guidance on accounting for revenue recognition. The guidance is based on the core principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The guidance also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from cost incurred to obtain or fulfill a contract. Revenue recognition for insurance contracts is explicitly scoped out of the guidance. The new guidance is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2017, and must be applied using one of two retrospective application methods. Early adoption is not permitted. The Company is currently assessing the impact of the guidance on the Company’s financial position, results of operations and financial statement disclosures.

3.    INVESTMENTS
Fixed Maturities and Equity Securities
The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) as of the dates indicated:

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements

	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI (3)
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$6,313	$58	$0	$6,371	$0
Obligations of U.S. states and their political subdivisions	20,496	530	579	20,447	0
Foreign government bonds	36,959	6,497	5	43,451	0
Public utilities	199,629	18,967	2,742	215,854	0
All other corporate securities	1,616,585	113,739	11,214	1,719,110	0
Asset-backed securities (1)	146,558	4,667	194	151,031	(37)
Commercial mortgage-backed securities	253,314	6,775	191	259,898	0
Residential mortgage-backed securities (2)	111,464	5,673	0	117,137	(8)
Total fixed maturities, available-for-sale	$2,391,318	$156,906	$14,925	$2,533,299	$(45)
Equity securities, available-for-sale
Common Stocks:
Public utilities	$0	$0	$0	$0
Mutual funds	14	3	0	17
Total equity securities, available-for-sale	$14	$3	$0	$17

(1)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.

(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

(3)
Represents the amount of other-than-temporary impairment losses in Accumulated Other Comprehensive Income ("AOCI"), which were not included in earnings. Amount excludes $0.1 million of net unrealized gains on impaired available-for-sale securities relating to changes in the value of such securities subsequent to the impairment measurement date.

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI (3)
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$6,324	$22	$10	$6,336	$0
Obligations of U.S. states and their political subdivisions	69,486	1,323	20	70,789	0
Foreign government bonds	29,738	7,621	4	37,355	0
Public utilities	198,277	19,909	1,593	216,593	0
All other corporate securities	1,743,110	146,872	4,891	1,885,091	0
Asset-backed securities (1)	144,324	5,078	391	149,011	(39)
Commercial mortgage-backed securities	291,868	10,523	206	302,185	(10)
Residential mortgage-backed securities (2)	126,126	7,113	6	133,233	(36)
Total fixed maturities, available-for-sale	$2,609,253	$198,461	$7,121	$2,800,593	$(85)
Equity securities, available-for-sale
Common Stocks:
Public utilities	$0	$0	$0	$0
Mutual funds	14	3	0	17
Total equity securities, available-for-sale	$14	$3	$0	$17

(1)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.

(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

(3)
Represents the amount of other-than-temporary impairment losses in AOCI, which were not included in earnings. Amount excludes $0.1 million of net unrealized gains on impaired available-for-sale securities relating to changes in the value of such securities subsequent to the impairment measurement date.

The amortized cost and fair value of fixed maturities by contractual maturities at June 30, 2015, are as follows:

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements

	Available-for-Sale
	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$247,417	$249,765
Due after one year through five years	770,481	817,715
Due after five years through ten years	470,280	506,630
Due after ten years	391,804	431,123
Asset-backed securities	146,558	151,031
Commercial mortgage-backed securities	253,314	259,898
Residential mortgage-backed securities	111,464	117,137
Total	$2,391,318	$2,533,299
Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Asset-backed, commercial mortgage-backed and residential mortgage-backed securities are shown separately in the table above, as they are not due at a single maturity date.
The following table depicts the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Fixed maturities, available-for-sale
Proceeds from sales	$12,061	$120,393	$16,797	$172,423
Proceeds from maturities/repayments	117,860	186,089	275,006	493,702
Gross investment gains from sales, prepayments, and maturities	3,054	2,992	4,956	4,124
Gross investment losses from sales and maturities	(1)	(2,921)	(32)	(3,247)
Equity securities, available-for-sale
Proceeds from sales	$0	$0	$0	$0
Gross investment gains from sales	0	0	0	1
Gross investment losses from sales	0	0	0	0
Fixed maturity and equity security impairments
Net writedowns for other-than-temporary impairment losses on fixed maturities recognized in earnings (1)	$(11)	$0	$(20)	$0
Writedowns for impairments on equity securities	0	0	0	0

(1)
Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of the impairment.

As discussed in Note 2 to the Company’s Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2014, a portion of certain OTTI losses on fixed maturity securities is recognized in “Other comprehensive income (loss)" (“OCI”). For these securities, the net amount recognized in earnings (“credit loss impairments”) represents the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.
Any remaining difference between the fair value and amortized cost is recognized in OCI. The following tables set forth the amount of pre-tax credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
	(in thousands)
Balance, beginning of period	$94	$93
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(3)	(8)
Additional credit loss impairments recognized in the current period on securities previously impaired	11	20
Increases due to the passage of time on previously recorded credit losses	0	0
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(4)	(7)
Balance, end of period	$98	$98

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
	(in thousands)
Balance, beginning of period	$119	$1,800
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(4)	(1,677)
Increases due to the passage of time on previously recorded credit losses	0	0
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(12)	(20)
Balance, end of period	$103	$103

Trading Account Assets
The following table sets forth the composition of “Trading account assets” as of the dates indicated:

	June 30, 2015		December 31, 2014
	Cost	Fair Value	Cost	Fair Value
	(in thousands)
Total trading account assets—Equity securities	$5,358	$5,943	$5,471	$6,131
The net change in unrealized gains (losses) from trading account assets still held at period end, recorded within “Asset administration fees and other income”, was less than $0.1 million and $(0.6) million during the three months ended June 30, 2015 and 2014, respectively, and less than $(0.1) million and $(0.5) million during the six months ended June 30, 2015 and 2014, respectively.
Commercial Mortgage and Other Loans
The Company’s commercial mortgage and other loans are comprised as follows, as of the dates indicated:

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements

	June 30, 2015		December 31, 2014
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage and agricultural property loans by property type:
Apartments/Multi-Family	$138,799	34.3%	$143,057	34.0%
Industrial	86,192	21.3	87,088	20.7
Retail	65,921	16.3	72,226	17.2
Office	42,993	10.6	44,621	10.6
Other	13,757	3.5	14,119	3.4
Hospitality	5,023	1.2	5,081	1.2
Total commercial mortgage loans	352,685	87.2	366,192	87.1
Agricultural property loans	51,888	12.8	54,113	12.9
Total commercial mortgage and agricultural property loans by property type	404,573	100.0%	420,305	100.0%
Valuation allowance	(395)		(482)
Total net commercial mortgage and agricultural property loans by property type	404,178		419,823
Other Loans
Uncollateralized loans	2,740		2,740
Valuation allowance	0		0
Total net other loans	2,740		2,740
Total commercial mortgage and other loans	$406,918		$422,563
The commercial mortgage and agricultural property loans are geographically dispersed throughout the United States with the largest concentrations in California (18%) and Texas (12%) at June 30, 2015.
Activity in the allowance for credit losses for all commercial mortgage and other loans, as of the dates indicated, is as follows:

	June 30, 2015	December 31, 2014
	(in thousands)
Allowance for credit losses, beginning of year	$482	$1,256
Addition to / (release of) allowance for losses	(87)	(774)
Total ending balance (1)	$395	$482

(1)	Agricultural loans represent less than $0.1 million of the ending allowance as of both June 30, 2015 and December 31, 2014.
The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans as of the dates indicated:

	June 30, 2015	December 31, 2014
	(in thousands)
Allowance for Credit Losses:
Individually evaluated for impairment (1)	$0	$0
Collectively evaluated for impairment (2)	395	482
Total ending balance	$395	$482

	June 30, 2015	December 31, 2014
	(in thousands)
Recorded Investment (3):
Gross of reserves: individually evaluated for impairment (1)	$0	$0
Gross of reserves: collectively evaluated for impairment (2)	407,313	423,045
Total ending balance, gross of reserves	$407,313	$423,045

(1)	There were no loans individually evaluated for impairments as of both June 30, 2015 and December 31, 2014.

(2)
Agricultural loans collectively evaluated for impairment had a recorded investment of $52 million and $54 million as of June 30, 2015 and December 31, 2014, respectively, and a related allowance of less than $0.1 million for both periods. Uncollateralized loans collectively evaluated for impairment had a recorded investment of $3 million as of both June 30, 2015 and December 31, 2014 and no related allowance for both periods.

(3)	Recorded investment reflects the balance sheet carrying value gross of related allowance.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements

Impaired loans include those loans for which it is probable that all amounts due will not be collected according to the contractual terms of the loan agreement. There were no impaired commercial mortgage and other loans identified in management’s specific review of probable loan losses and no related allowance for losses as of both June 30, 2015 and December 31, 2014. Impaired commercial mortgage and other loans with no allowance for losses are loans in which the fair value of the collateral or the net present value of the loans’ expected future cash flows equals or exceeds the recorded investment. See Note 2 to the Company’s Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2014, for information regarding the Company’s accounting policies for non-performing loans.
The following tables set forth certain key credit quality indicators based upon the recorded investment gross of allowance for credit losses as of the dates indicated:
Total commercial mortgage and agricultural property loans

	Debt Service Coverage Ratio - June 30, 2015
	Greater than 1.2X	1.0X to <1.2X	Less than 1.0X	Total
	(in thousands)
Loan-to-Value Ratio
0%-59.99%	$261,502	$4,175	$1,159	$266,836
60%-69.99%	113,670	1,663	0	115,333
70%-79.99%	22,404	0	0	22,404
Greater than 80%	0	0	0	0
Total commercial mortgage and agricultural property loans	$397,576	$5,838	$1,159	$404,573

	Debt Service Coverage Ratio - December 31, 2014
	Greater than 1.2X	1.0X to <1.2X	Less than 1.0X	Total
	(in thousands)
Loan-to-Value Ratio
0%-59.99%	$262,853	$4,295	$10,489	$277,637
60%-69.99%	115,708	468	0	116,176
70%-79.99%	25,034	1,458	0	26,492
Greater than 80%	0	0	0	0
Total commercial mortgage and agricultural property loans	$403,595	$6,221	$10,489	$420,305
As of both June 30, 2015 and December 31, 2014, all commercial mortgage and other loans were in current status. The Company defines current in its aging of past due commercial mortgage and other loans as less than 30 days past due.
There were no commercial mortgage and other loans in nonaccrual status as of both June 30, 2015 and December 31, 2014. Nonaccrual loans are those on which the accrual of interest has been suspended after the loans become 90 days delinquent as to principal or interest payments, or earlier when the Company has doubts about collectability and loans for which a loan-specific reserve has been established. See Note 2 to the Company’s Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2014, for further discussion regarding nonaccrual status loans.
For the three and six months ended June 30, 2015 and 2014, there were no commercial mortgage and other loans acquired, other than those through direct origination, nor were there any commercial mortgage and other loans sold.
The Company’s commercial mortgage and other loans may occasionally be involved in a troubled debt restructuring. As of both June 30, 2015 and December 31, 2014, the Company had no significant commitments to fund to borrowers that have been involved in a troubled debt restructuring. During the three and six months ended June 30, 2015 and 2014, there were no new troubled debt restructurings related to commercial mortgage and other loans, and no payment defaults on commercial mortgage and other loans that were modified as a troubled debt restructuring within the 12 months preceding each respective period. For additional information relating to the accounting for troubled debt restructurings, see Note 2 to the Company’s Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2014.
Net Investment Income
Net investment income for the three and six months ended June 30, 2015 and 2014, was from the following sources:

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Fixed maturities, available-for-sale	$28,861	$35,805	$59,643	$74,181
Trading account assets	29	21	31	30
Commercial mortgage and other loans	5,008	5,236	10,244	11,402
Policy loans	258	223	388	350
Short-term investments	57	72	101	130
Other long-term investments	1,235	1,577	4,030	2,791
Gross investment income	35,448	42,934	74,437	88,884
Less: investment expenses	(1,392)	(1,476)	(2,792)	(2,925)
Net investment income	$34,056	$41,458	$71,645	$85,959
Realized Investment Gains (Losses), Net
Realized investment gains (losses), net, for the three and six months ended June 30, 2015 and 2014, were from the following sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Fixed maturities	$3,042	$71	$4,904	$877
Equity securities	0	0	0	1
Commercial mortgage and other loans	12	0	87	0
Derivatives	(12,210)	(4,266)	(672)	(5,244)
Realized investment gains (losses), net	$(9,156)	$(4,195)	$4,319	$(4,366)
Accumulated Other Comprehensive Income (Loss)
The balance of and changes in each component of “Accumulated other comprehensive income (loss)” for the six months ended June 30, 2015 and 2014 are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses) (1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2014	$(30)	$84,652	$84,622
Change in other comprehensive income before reclassifications	(40)	(23,240)	(23,280)
Amounts reclassified from AOCI	0	(4,904)	(4,904)
Income tax benefit (expense)	14	9,809	9,823
Balance, June 30, 2015	$(56)	$66,317	$66,261

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses) (1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2013	$10	$70,857	$70,867
Change in other comprehensive income before reclassifications	(4)	36,495	36,491
Amounts reclassified from AOCI	0	(877)	(877)
Income tax benefit (expense)	2	(12,467)	(12,465)
Balance, June 30, 2014	$8	$94,008	$94,016

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements

(1)
Includes cash flow hedges of $10.0 million and $5.0 million as of June 30, 2015 and December 31, 2014, respectively, and $(4.0) million and $(4.0) million as of June 30, 2014 and December 31, 2013, respectively.

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
	(in thousands)
Amounts reclassified from AOCI (1)(2):
Net unrealized investment gains (losses):
Cash flow hedges—Currency/Interest rate (3)	$702	$934
Net unrealized investment gains (losses) on available-for-sale securities	2,340	3,970
Total net unrealized investment gains (losses) (4)	3,042	4,904
Total reclassifications for the period	$3,042	$4,904

(1)	All amounts are shown before tax.

(2)	Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.

(3)	See Note 5 for additional information on cash flow hedges.

(4)	See table below for additional information on unrealized investment gains (losses), including the impact on deferred policy acquisition and other costs and future policy benefits.
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
Net Unrealized Investment Gains and Losses on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs and Other Costs	Future Policy Benefits	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2014	$1	$0	$0	$16	$17
Net investment gains (losses) on investments arising during the period	(6)	0	0	3	(3)
Reclassification adjustment for (gains) losses included in net income	22	0	0	(8)	14
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	(5)	0	2	(3)
Impact of net unrealized investment (gains) losses on future policy benefits	0	0	(1)	0	(1)
Balance, June 30, 2015	$17	$(5)	$(1)	$13	$24

All Other Net Unrealized Investment Gains and Losses in AOCI

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements

	Net Unrealized Gains (Losses) on Investments (1)	Deferred Policy Acquisition Costs and Other Costs	Future Policy Benefits	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2014	$198,922	$(59,045)	$(8,372)	$(46,870)	$84,635
Net investment gains (losses) on investments arising during the period	(39,511)	0	0	13,786	(25,725)
Reclassification adjustment for (gains) losses included in net income	(4,926)	0	0	1,724	(3,202)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	14,683	0	(5,139)	9,544
Impact of net unrealized investment (gains) losses on future policy benefits	0	0	1,602	(561)	1,041
Balance, June 30, 2015	$154,485	$(44,362)	$(6,770)	$(37,060)	$66,293

(1)	Includes cash flow hedges. See Note 5 for information on cash flow hedges.
Net Unrealized Gains (Losses) on Investments by Asset Class
The table below presents net unrealized gains (losses) on investments by asset class as of the dates indicated:

	June 30, 2015	December 31, 2014
	(in thousands)
Fixed maturity securities on which an OTTI loss has been recognized	$17	$1
Fixed maturity securities, available-for-sale—all other	141,964	191,339
Equity securities, available-for-sale	3	3
Affiliated notes	2,026	2,351
Derivatives designated as cash flow hedges (1)	10,075	4,839
Other investments	417	390
Net unrealized gains (losses) on investments	$154,502	$198,923

(1)	See Note 5 for more information on cash flow hedges.
Duration of Gross Unrealized Loss Positions for Fixed Maturities and Equity Securities
The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities and equity securities have been in a continuous unrealized loss position, as of the dates indicated:

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements

	June 30, 2015
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$0	$0	$0	$0	$0
Obligations of U.S. states and their political subdivisions	6,716	579	0	0	6,716	579
Foreign government bonds	3,742	5	0	0	3,742	5
Public utilities	32,824	1,827	6,202	915	39,026	2,742
All other corporate securities	339,705	10,134	14,661	1,080	354,366	11,214
Asset-backed securities	8,054	33	23,552	161	31,606	194
Commercial mortgage-backed securities	20,295	191	14	0	20,309	191
Residential mortgage-backed securities	0	0	0	0	0	0
Total	$411,336	$12,769	$44,429	$2,156	$455,765	$14,925
Equity securities, available-for-sale	$0	$0	$0	$0	$0	$0

	December 31, 2014
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$2,676	$10	$0	$0	$2,676	$10
Obligations of U.S. states and their political subdivisions	0	0	7,305	20	7,305	20
Foreign government bonds	4,632	4	0	0	4,632	4
Public utilities	18,222	1,321	2,174	272	20,396	1,593
All other corporate securities	260,414	4,462	9,403	429	269,817	4,891
Asset-backed securities	31,756	58	32,732	333	64,488	391
Commercial mortgage-backed securities	4,309	108	7,377	98	11,686	206
Residential mortgage-backed securities	342	6	0	0	342	6
Total	$322,351	$5,969	$58,991	$1,152	$381,342	$7,121
Equity securities, available-for-sale	$0	$0	$0	$0	$0	$0

The gross unrealized losses on fixed maturity securities as of June 30, 2015 and December 31, 2014, are composed of $11.3 million and $4.0 million related to high or highest quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $3.6 million and $3.1 million related to other than high or highest quality securities based on NAIC or equivalent rating, respectively. As of June 30, 2015, the $2.2 million of gross unrealized losses of twelve months or more were concentrated in the utility, capital goods and energy sectors of the Company’s corporate securities. As of December 31, 2014, the $1.2 million of gross unrealized losses of twelve months or more were concentrated in asset-backed securities and the energy and utility sectors of the Company’s corporate securities.
In accordance with its policy described in Note 2 to the Company’s Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2014, the Company concluded that an adjustment to earnings for other-than-temporary impairments for these securities was not warranted at both June 30, 2015 or December 31, 2014. These conclusions are based on a detailed analysis of the underlying credit and cash flows on each security. The gross unrealized losses are primarily attributable to general credit spread widening and foreign currency exchange rate movements. As of June 30, 2015, the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before the anticipated recovery of its remaining amortized cost basis.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements

Securities Lending and Repurchase Agreements
In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. As of June 30, 2015, the Company had $5 million of securities lending transactions recorded as "Cash collateral loaned for securities," all of which are corporate securities. The remaining contractual maturity of all securities lending transactions is overnight and continuous. As of June 30, 2015, the Company had no repurchase transactions.

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
Level 2 - Fair value is based on significant inputs, other than quoted prices included in Level 1, that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability through corroboration with observable market data. Level 2 inputs include quoted market prices in active markets for similar assets and liabilities, quoted market prices in markets that are not active for identical or similar assets or liabilities, and other market observable inputs. The Company’s Level 2 assets and liabilities include: fixed maturities (corporate public and private bonds, most government securities, certain asset-backed and mortgage-backed securities, etc.), certain equity securities (mutual funds, which do not actively trade and are priced based on a net asset value (“NAV”)), short-term investments and certain over-the-counter (“OTC”) derivatives.
Level 3 - Fair value is based on at least one or more significant unobservable inputs for the asset or liability. The assets and liabilities in this category may require significant judgment or estimation in determining the fair value. The Company’s Level 3 assets and liabilities primarily include: certain private fixed maturities and certain manually priced public fixed maturities, short-term investments, certain highly structured OTC derivative contracts, and embedded derivatives resulting from certain products with guaranteed benefits.
Assets and Liabilities by Hierarchy Level – The tables below present the balances of assets and liabilities reported at fair value on a recurring basis, as of the dates indicated.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements

	As of June 30, 2015
	Level 1	Level 2	Level 3	Netting (1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S Treasury securities and obligations of U.S. government authorities and agencies	$0	$6,371	$0	$	$6,371
Obligations of U.S. states and their political subdivisions	0	20,447	0		20,447
Foreign government bonds	0	43,451	0		43,451
Corporate securities	0	1,817,481	117,483		1,934,964
Asset-backed securities	0	107,590	43,441		151,031
Commercial mortgage-backed securities	0	259,898	0		259,898
Residential mortgage-backed securities	0	117,137	0		117,137
Sub total	0	2,372,375	160,924		2,533,299
Trading account assets:
Equity securities	5,943	0	0		5,943
Sub total	5,943	0	0		5,943
Equity securities, available-for-sale	0	17	0		17
Short-term investments	65,947	207	300		66,454
Cash equivalents	0	0	225		225
Other long-term investments	0	112,924	638	(31,083)	82,479
Reinsurance recoverables	0	0	2,213,966		2,213,966
Receivables from parent and affiliates	0	35,813	4,777		40,590
Sub total excluding separate account assets	71,890	2,521,336	2,380,830	(31,083)	4,942,973
Separate account assets (2)	0	42,651,548	0		42,651,548
Total assets	$71,890	$45,172,884	$2,380,830	$(31,083)	$47,594,521
Future policy benefits (3)	$0	$0	$2,300,419	$	$2,300,419
Payables to parent and affiliates	0	29,671	0	(29,671)	0
Total liabilities	$0	$29,671	$2,300,419	$(29,671)	$2,300,419

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements

	As of December 31, 2014
	Level 1	Level 2	Level 3	Netting (1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S Treasury securities and obligations of U.S. government authorities and agencies	$0	$6,336	$0	$	$6,336
Obligations of U.S. states and their political subdivisions	0	70,789	0		70,789
Foreign government securities	0	37,355	0		37,355
Corporate securities	0	1,985,614	116,070		2,101,684
Asset-backed securities	0	108,487	40,524		149,011
Commercial mortgage-backed securities	0	302,185	0		302,185
Residential mortgage-backed securities	0	133,233	0		133,233
Sub total	0	2,643,999	156,594		2,800,593
Trading account assets:
Equity securities	6,131	0	0		6,131
Sub total	6,131	0	0		6,131
Equity securities, available-for-sale	0	17	0		17
Short-term investments	57,185	0	0		57,185
Cash equivalents	0	0	225		225
Other long-term investments	0	118,846	633	(24,288)	95,191
Reinsurance recoverables	0	0	2,996,154		2,996,154
Receivables from parent and affiliates	0	18,748	22,320		41,068
Sub total excluding separate account assets	63,316	2,781,610	3,175,926	(24,288)	5,996,564
Separate account assets (2)	0	44,101,699	0		44,101,699
Total assets	$63,316	$46,883,309	$3,175,926	$(24,288)	$50,098,263
Future policy benefits (3)	$0	$0	$3,112,411	$	$3,112,411
Payables to parent and affiliates	0	21,249	0	(21,249)	0
Total liabilities	$0	$21,249	$3,112,411	$(21,249)	$3,112,411

(1)
“Netting” amounts represent cash collateral of $1.4 million and $3.0 million as of June 30, 2015 and December 31, 2014, respectively, and the impact of offsetting asset and liability positions held with the same counterparty, subject to master netting arrangements.

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

(3)
As of June 30, 2015, the net embedded derivative liability position of $2,300 million includes $62 million of embedded derivatives in an asset position and $2,362 million of embedded derivatives in a liability position. As of December 31, 2014, the net embedded derivative liability position of $3,112 million includes $55 million of embedded derivatives in an asset position and $3,167 million of embedded derivatives in a liability position.

The methods and assumptions the Company uses to estimate the fair value of assets and liabilities measured at fair value on a recurring basis are summarized below.
Fixed Maturity Securities – The fair values of the Company’s public fixed maturity securities are generally based on prices obtained from independent pricing services. Prices for each security are generally sourced from multiple pricing vendors, and a vendor hierarchy is maintained by asset type based on historical pricing experience and vendor expertise. The Company ultimately uses the price from the pricing service highest in the vendor hierarchy based on the respective asset type. The pricing hierarchy is updated for new financial products and recent pricing experience with various vendors. Consistent with the fair value hierarchy described above, securities with validated quotes from pricing services are generally reflected within Level 2, as they are primarily based on observable pricing for similar assets and/or other market observable inputs. Typical inputs used by these pricing services include but are not limited to reported trades, benchmark yields, issuer spreads, bids, offers, and/or estimated cash flow, prepayment speeds and default rates. If the pricing information received from third party pricing services is deemed not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process with the pricing service or classify the securities as Level 3. If the pricing service updates the price to be more consistent with the presented market observations, the security remains within Level 2.
Internally-developed valuations or indicative broker quotes are also used to determine fair value in circumstances where vendor pricing is not available, or where the Company ultimately concludes that pricing information received from the independent pricing services is not reflective of market activity. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may override the information with an internally developed valuation. As of June 30, 2015 and

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements

December 31, 2014 overrides on a net basis were not material. Pricing service overrides, internally-developed valuations and indicative broker quotes are generally included in Level 3 in the fair value hierarchy.
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
Derivative Instruments – Derivatives are recorded at fair value either as assets, within “Other long-term investments” or as liabilities, within “Payables to parent and affiliates” except for embedded derivatives which are recorded with the associated host contract. The fair values of derivative contracts can be affected by changes in interest rates, foreign exchange rates, credit spreads, market volatility, expected returns, non-performance risk (“NPR”), liquidity and other factors.
The majority of the Company’s derivative positions are traded in the over-the-counter (“OTC”) derivative market and are classified within Level 2 in the fair value hierarchy. OTC derivatives classified within Level 2 are valued using models that utilize actively quoted or observable market input values from external market data providers, third-party pricing vendors and/or recent trading activity. The Company’s policy is to use mid-market pricing in determining its best estimate of fair value. The fair values of most OTC derivatives, including interest rate and cross currency swaps and single name credit default swaps are determined using discounted cash flow models. The fair values of European style option contracts are determined using Black-Scholes option pricing models. These models’ key inputs include the contractual terms of the respective contract, along with significant observable inputs, including interest rates, currency rates, credit spreads, equity prices, index dividend yields, NPR, volatility and other factors.
The Company’s cleared interest rate swaps and credit derivatives linked to an index are valued using models that utilize actively quoted or observable market inputs, including Overnight Indexed Swap discount rates, obtained from external market data providers, third-party pricing vendors, and/or recent trading activity. These derivatives are classified as Level 2 in the fair value hierarchy.
To reflect the market’s perception of its own and the counterparty’s NPR, the Company incorporates additional spreads over London Interbank Offered Rate (“LIBOR”) into the discount rate used in determining the fair value of OTC derivative assets and liabilities that are not otherwise collateralized.
Derivatives classified as Level 3 include structured products. These derivatives are valued based upon models, such as Monte Carlo simulation models and other techniques, that utilize significant unobservable inputs. Level 3 methodologies are validated through periodic comparison of the Company’s fair values to external broker-dealer values. As of June 30, 2015 and December 31, 2014, there were no internally valued derivatives with the fair value classified within Level 3, and all derivatives were classified within Level 2. See Note 5 for more details on the fair value of derivative instruments by primary underlying.
Cash Equivalents and Short-Term Investments – Cash equivalents and short-term investments include money market instruments and other highly liquid debt instruments. Certain money market instruments are valued using unadjusted quoted prices in active markets that are accessible for identical assets and are primarily classified as Level 1. The remaining instruments in this category are classified within Level 2 and Level 3. Level 2 instruments are generally fair valued based on market observable inputs. Level 3 instruments are internally valued based on internal asset manager valuations.

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
Future Policy Benefits – The liability for future policy benefits is related to guarantees primarily associated with the living benefit features of certain variable-annuity contracts offered by the Company, including guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”), and guaranteed minimum income and withdrawal benefits (“GMIWB”), accounted for as embedded derivatives. The fair values of these liabilities are calculated as the present value of future expected benefit payments to contractholders less the present value of assessed rider fees attributable to the optional living benefit feature. This methodology could result in either a liability or contra-liability balance, given changing capital market conditions and various actuarial assumptions. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The determination of these risk premiums requires the use of management's judgment.
The significant inputs to the valuation models for these embedded derivatives include capital market assumptions, such as interest rate levels and volatility assumptions, the Company’s market-perceived NPR, as well as actuarially determined assumptions, including contractholder behavior, such as lapse rates, benefit utilization rates, withdrawal rates and mortality rates. Since many of these assumptions are unobservable and are considered to be significant inputs to the liability valuation, the liability included in future policy benefits has been reflected within Level 3 in the fair value hierarchy.
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
Transfers between Levels 1 and 2 – Overall, transfers between levels are made to reflect changes in observability of inputs and market activity. Transfers into or out of any level are assumed to occur at beginning of the quarter in which the transfers occur. Periodically there are transfers between Level 1 and Level 2 for assets held in the Company’s Separate Account. During both the three and six months ended June 30, 2015, there were no transfers between Level 1 and Level 2. During the three months ended June 30, 2014, there were no transfers between Level 1 and Level 2. During the six months ended June 30, 2014, $7 million was transferred from Level 1 to Level 2.
Level 3 Assets and Liabilities by Price Source – The tables below present the balances of Level 3 assets and liabilities measured at fair value with their corresponding pricing sources.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements

	As of June 30, 2015
	Internal (1)	External (2)	Total
	(in thousands)
Corporate securities	$102,483	$15,000	$117,483
Asset-backed securities	0	43,441	43,441
Short-term investments	300	0	300
Cash equivalents	225	0	225
Other long-term investments	0	638	638
Reinsurance recoverables	2,213,966	0	2,213,966
Receivables from parent and affiliates	0	4,777	4,777
Total assets	$2,316,974	$63,856	$2,380,830
Future policy benefits	$2,300,419	$0	$2,300,419
Total liabilities	$2,300,419	$0	$2,300,419

	As of December 31, 2014
	Internal (1)	External (2)	Total
	(in thousands)
Corporate securities	$99,209	$16,861	$116,070
Asset-backed securities	0	40,524	40,524
Cash equivalents	225	0	225
Other long-term investments	0	633	633
Reinsurance recoverables	2,996,154	0	2,996,154
Receivables from parent and affiliates	0	22,320	22,320
Total assets	$3,095,588	$80,338	$3,175,926
Future policy benefits	$3,112,411	$0	$3,112,411
Total liabilities	$3,112,411	$0	$3,112,411

(1)
Represents valuations reflecting both internally-derived and market inputs as well as third-party pricing information or quotes. See below for additional information related to internally-developed valuation for significant items in the above table.

(2)	Represents unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.
Quantitative Information Regarding Internally Priced Level 3 Assets and Liabilities – The tables below present quantitative information on significant internally-priced Level 3 assets and liabilities.

	As of June 30, 2015
	Fair Value	Primary Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value (1)
	(in thousands)
Assets:
Corporate securities	$102,483	Discounted cash flow	Discount rate	3.32%	15.05%	3.77%	Decrease
Reinsurance recoverables	$2,213,966	Fair values are determined in the same manner as future policy benefits
Liabilities:
Future policy benefits (2)	$2,300,419	Discounted cash flow	Lapse rate (3)	0%	14%		Decrease
			NPR spread (4)	0%	1.68%		Decrease
			Utilization rate (5)	63%	95%		Increase
			Withdrawal rate (6)	74%	100%		Increase
			Mortality rate (7)	0%	14%		Decrease
			Equity volatility curve	17%	28%		Increase

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements

	As of December 31, 2014
	Fair Value	Primary Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value (1)
	(in thousands)
Assets:
Corporate securities	$99,209	Discounted cash flow	Discount rate	3.55%	11.75%	3.96%	Decrease
Reinsurance recoverables	$2,996,154	Fair values are determined in the same manner as future policy benefits
Liabilities:
Future policy benefits (2)	$3,112,411	Discounted cash flow	Lapse rate (3)	0%	14%		Decrease
			NPR spread (4)	0%	1.30%		Decrease
			Utilization rate (5)	63%	95%		Increase
			Withdrawal rate (6)	74%	100%		Increase
			Mortality rate (7)	0%	14%		Decrease
			Equity volatility curve	17%	28%		Increase

(1)	Conversely, the impact of a decrease in input would have the opposite impact for the fair value as that presented in the table.

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

(5)
The utilization rate assumption estimates the percentage of contracts that will utilize the benefit during the contract duration, and begin lifetime withdrawals at various time intervals from contract inception. The remaining contractholders are assumed to either begin lifetime withdrawals immediately or never utilize the benefit. Utilization assumptions may vary by product type, tax status and age. The impact of changes in these assumptions is highly dependent on the product type, the age of the contractholder at the time of the sale, and the timing of the first lifetime income withdrawal. Range reflects the utilization rate for the vast majority of business with living benefits.

(6)
The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions may vary based on the product type, contractholder, age, tax status and withdrawal timing. The fair value of the liability will generally increase the closer the withdrawal rate is to 100%.

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
Corporate Securities – The rate used to discount future cash flows reflects current risk-free rates plus credit and liquidity spread requirements that market participants would use to value an asset. The discount rate may be influenced by many factors, including market cycles, expectations of default, collateral, term and asset complexity. Each of these factors can influence discount rates, either in isolation, or in response to other factors.
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

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements

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

	Three Months Ended June 30, 2015
	Fixed Maturities Available-For-Sale
	Corporate Securities	Asset- Backed Securities	Short-Term Investments	Cash Equivalents	Other Long- term Investments	Reinsurance Recoverables
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$118,322	$48,838	$0	$225	$635	$3,300,612
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	(1)	0	0	0	(1,144,189)
Asset management fees and other income	0	0	0	0	3	0
Included in other comprehensive income (loss)	(344)	130	0	0	0	0
Net investment income	1,309	(1)	0	0	0	0
Purchases	15,337	7,871	300	0	0	57,543
Sales	(15,217)	(7,884)	0	0	0	0
Issuances	0	0	0	0	0	0
Settlements	(197)	(559)	0	0	0	0
Transfers into Level 3 (1)	0	985	0	0	0	0
Transfers out of Level 3 (1)	(1,727)	(5,938)	0	0	0	0
Fair Value, end of period assets/(liabilities)	$117,483	$43,441	$300	$225	$638	$2,213,966
Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0	$(846,449)
Asset management fees and other income	$0	$0	$0	$0	$3	$0

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements

	Three Months Ended June 30, 2015
	Receivables from parent and affiliates	Future Policy Benefits
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$24,015	$(3,430,249)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(1)	1,190,254
Asset management fees and other income	0	0
Included in other comprehensive income (loss)	104	0
Net investment income	0	0
Purchases	0	0
Sales	0	0
Issuances	0	(60,424)
Settlements	0	0
Transfers into Level 3 (1)	0	0
Transfers out of Level 3 (1)	(19,341)	0
Fair Value, end of period assets/(liabilities)	$4,777	$(2,300,419)
Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$(269,305)	$1,160,988
Asset management fees and other income	$0	$0

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements

	Six Months Ended June 30, 2015
	Fixed Maturities Available-For-Sale
	Corporate Securities	Asset- Backed Securities	Short-Term Investments	Cash Equivalents	Other Long-term Investments	Reinsurance Recoverables
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$116,070	$40,524	$0	$225	$633	$2,996,154
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	62	(1)	0	0	0	(897,375)
Asset management fees and other income	0	0	0	0	5	0
Included in other comprehensive income (loss)	(563)	211	0	0	0	0
Net investment income	2,586	11	0	0	7	0
Purchases	32,607	7,871	300	0	0	115,187
Sales	(30,429)	(7,884)	0	0	0	0
Issuances	0	0	0	0	0	0
Settlements	(1,123)	(1,138)	0	0	(7)	0
Transfers into Level 3 (1)	0	10,768	0	0	0	0
Transfers out of Level 3 (1)	(1,727)	(6,921)	0	0	0	0
Fair Value, end of period assets/(liabilities)	$117,483	$43,441	$300	$225	$638	$2,213,966
Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0	$(846,449)
Asset management fees and other income	$0	$0	$0	$0	$5	$0

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements

	Six Months Ended June 30, 2015
	Receivables from parent and affiliates	Future Policy Benefits
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$22,320	$(3,112,411)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	932,939
Asset management fees and other income	0	0
Included in other comprehensive income (loss)	(188)	0
Net investment income	0	0
Purchases	0	0
Sales	0	0
Issuances	0	(120,947)
Settlements	0	0
Transfers into Level 3 (1)	1,986	0
Transfers out of Level 3 (1)	(19,341)	0
Fair Value, end of period assets/(liabilities)	$4,777	$(2,300,419)
Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (2):

Included in earnings:
Realized investment gains (losses), net	$0	$880,403
Asset management fees and other income	$0	$0

	Three Months Ended June 30, 2014
	Fixed Maturities Available-For-Sale
	Corporate Securities	Asset Backed Securities	Commercial Mortgage- Backed Securities	Trading Account Assets - Equity Securities	Equity Securities Available-for-Sale
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$99,255	$102,725	$45,365	$328	$192
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	0
Asset management fees and other income	0	0	0	0	0
Included in other comprehensive income (loss)	236	122	0	0	0
Net investment income	1,249	38	0	0	0
Purchases	1,751	0	0	0	0
Sales	0	0	0	0	(192)
Issuances	0	0	0	0	0
Settlements	(483)	(25,458)	0	(328)	0

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements

Transfers into Level 3 (1)	0	489	0	0	0
Transfers out of Level 3 (1)	0	(3,615)	(45,365)	0	0
Fair Value, end of period assets/(liabilities)	$102,008	$74,301	$0	$0	$0
Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0
Asset management fees and other income	$0	$0	$0	$0	$0

	Three Months Ended June 30, 2014
	Cash and Cash equivalents	Other Long- Term Investments	Reinsurance Recoverables	Receivables from parent and affiliates	Future Policy Benefits
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$400	$520	$1,344,587	$8,344	$(1,402,029)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	191,020	0	(199,363)
Asset management fees and other income	0	7	0	0	0
Included in other comprehensive income (loss)	0	0	0	68	0
Net investment income	0	0	0	0	0
Purchases	0	14	58,704	19,350	0
Sales	0	0	0	0	0
Issuances	0	0	0	0	(61,565)
Settlements	0	(5)	0	0	0
Transfers into Level 3 (1)	0	0	0	0	0
Transfers out of Level 3 (1)	0	0	0	0	0
Fair Value, end of period assets/(liabilities)	$400	$536	$1,594,311	$27,762	$(1,662,957)
Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$204,298	$0	$(213,148)
Asset management fees and other income	$0	$0	$0	$0	$0

	Six Months Ended June 30, 2014
	Fixed Maturities Available-For-Sale
	Corporate Securities	Asset Backed Securities	Commercial Mortgage- Backed Securities	Trading Account Assets - Equity Securities	Equity Securities Available-for-Sale
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$96,796	$63,789	$0	$313	$192
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	0
Asset management fees and other income	0	0	0	15	0
Included in other comprehensive income (loss)	483	300	(83)	0	0
Net investment income	2,473	82	0	0	0

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements

Purchases	3,240	14,933	45,448	0	0
Sales	0	0	0	0	(192)
Issuances	0	0	0	0	0
Settlements	(984)	(29,340)	0	(328)	0
Transfers into Level 3 (1)	0	28,152	0	0	0
Transfers out of Level 3 (1)	0	(3,615)	(45,365)	0	0
Fair Value, end of period assets/(liabilities)	$102,008	$74,301	$0	$0	$0
Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0
Asset management fees and other income	$0	$0	$0	$15	$0

	Six Months Ended June 30, 2014
	Cash and Cash equivalents	Other Long- Term Investments	Reinsurance Recoverables	Receivables from parent and affiliates	Future Policy Benefits
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$0	$486	$748,005	$6,347	$(778,226)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	728,874	1	(761,582)
Asset management fees and other income	0	(2)	0	0	0
Included in other comprehensive income (loss)	0	0	0	79	0
Net investment income	0	0	0	0	0
Purchases	400	57	117,432	19,350	0
Sales	0	0	0	0	0
Issuances	0	0	0	0	(123,149)
Settlements	0	(5)	0	0	0
Transfers into Level 3 (1)	0	0	0	1,985	0
Transfers out of Level 3 (1)	0	0	0	0	0
Fair Value, end of period assets/(liabilities)	$400	$536	$1,594,311	$27,762	$(1,662,957)
Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$749,020	$0	$(782,440)
Asset management fees and other income	$0	$0	$0	$0	$0

(1)	Transfers into or out of Level 3 are reported as the value as of the beginning of the quarter in which the transfer occurs.

(2)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

(3)	Other primarily represents reclasses of certain assets between reporting categories.
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

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements

	June 30, 2015
	Fair Value				Carrying Amount (1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$2,766	$426,833	$429,599	$406,918
Policy loans	0	0	13,124	13,124	13,124
Other long-term investments	0	0	2,718	2,718	2,376
Cash and cash equivalents	3,448	0	0	3,448	3,448
Accrued investment income	0	23,079	0	23,079	23,079
Receivables from parent and affiliates	0	20,518	0	20,518	20,518
Other assets	0	1,180	0	1,180	1,180
Total assets	$3,448	$47,543	$442,675	$493,666	$470,643
Liabilities:
Policyholders’ account balances - investment contracts	$0	$0	$102,624	$102,624	$102,793
Cash collateral for loaned securities	0	4,724	0	4,724	4,724
Payables to parent and affiliates	0	31,293	0	31,293	31,293
Other liabilities	0	92,738	0	92,738	92,738
Separate account liabilities - investment contracts	0	387	0	387	387
Total liabilities	$0	$129,142	$102,624	$231,766	$231,935

	December 31, 2014
	Fair Value				Carrying Amount (1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$2,779	$447,157	$449,936	$422,563
Policy loans	0	0	13,355	13,355	13,355
Other long-term investments	0	0	2,639	2,639	2,238
Cash and cash equivalents	369	0	0	369	369
Accrued investment income	0	25,008	0	25,008	25,008
Receivables from parent and affiliates	0	10,367	0	10,367	10,367
Other assets	0	1,009	0	1,009	1,009
Total assets	$369	$39,163	$463,151	$502,683	$474,909
Liabilities:
Policyholders’ account balances - investment contracts	$0	$0	$91,217	$91,217	$92,663
Cash collateral for loaned securities	0	5,285	0	5,285	5,285
Short-term debt	0	54,354	0	54,354	54,354
Payables to parent and affiliates	0	37,415	0	37,415	37,415
Other liabilities	0	89,956	0	89,956	89,956
Separate account liabilities - investment contracts	0	487	0	487	487
Total liabilities	$0	$187,497	$91,217	$278,714	$280,160

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
Other Long-term Investments
Other long-term investments include investments in joint ventures and limited partnerships. The estimated fair values of these cost method investments are generally based on the Company’s share of the NAV as provided in the financial statements of the investees. In certain circumstances, management may adjust the NAV by a premium or discount when it has sufficient evidence to support applying such adjustments. No such adjustments were made as of June 30, 2015 and December 31, 2014.
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

5.    DERIVATIVE INSTRUMENTS

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements

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
Under currency forwards, the Company agrees with counterparties to deliver a specified amount of an identified currency at a specified future date. Typically, the price is agreed upon at the time of the contract and payment for such a contract is made at the specified future date. The Company executes forward sales of the hedged currency in exchange for U.S. dollars at a specified exchange rate. The maturities of these forwards correspond with the future periods in which the non-U.S. dollar-denominated earnings are expected to be generated. These earnings hedges do not qualify for hedge accounting.
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

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements

underlyings. The fair value amounts below represent the gross fair value of derivative contracts prior to taking into account the netting effects of master netting agreements, cash collateral held with the same counterparty, and non-performance risk.

	June 30, 2015			December 31, 2014
		Gross Fair Value			Gross Fair Value
Primary Underlying	Notional	Assets	Liabilities	Notional	Assets	Liabilities
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Foreign Currency Swaps	$77,360	$10,349	$(174)	$83,412	$5,555	$(654)
Total Qualifying Hedges	$77,360	$10,349	$(174)	$83,412	$5,555	$(654)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$1,902,750	$78,637	$(29,287)	$1,902,750	$92,507	$(18,480)
Interest Rate Options	100,000	8,940	0	100,000	10,736	0
Foreign Currency
Foreign Currency Forwards	2,811	18	0	0	0	0
Currency/Interest Rate
Foreign Currency Swaps	53,735	8,264	0	57,011	4,363	(5)
Credit
Credit Default Swaps	1,200	0	(14)	1,200	0	(43)
Equity
Total Return Swaps	229,216	6,125	0	220,986	1,937	0
Equity Options	5,906,910	591	(196)	6,842,242	3,748	(2,067)
Total Non-Qualifying Hedges	$8,196,622	$102,575	$(29,497)	$9,124,189	$113,291	$(20,595)
Total Derivatives (1)	$8,273,982	$112,924	$(29,671)	$9,207,601	$118,846	$(21,249)

(1)
Excludes embedded derivatives which contain multiple underlyings. The fair value of these embedded derivatives was a net liability of $2,300 million and $3,112 million as of June 30, 2015 and December 31, 2014, respectively, included in “Future policy benefits.” The fair value of the embedded derivatives related to the reinsurance of certain of these benefits to Pruco Re and Prudential Insurance included in “Reinsurance recoverables” was an asset of $2,214 million and $2,996 million as of June 30, 2015 and December 31, 2014, respectively. See Note 7 for additional information on the reinsurance agreements.

Offsetting Assets and Liabilities
The following table presents recognized derivative instruments (including bifurcated embedded derivatives) that are offset in the Unaudited Interim Statement of Financial Position, and/or are subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in the Unaudited Interim Statement of Financial Position.

	June 30, 2015
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$112,924	$(31,083)	$81,841	$(60,821)	$21,020
Offsetting of Financial Liabilities:
Derivatives	$29,671	$(29,671)	$0	$0	$0

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements

	December 31, 2014
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$118,846	$(24,288)	$94,558	$(82,602)	$11,956
Offsetting of Financial Liabilities:
Derivatives	$21,249	$(21,249)	$0	$0	$0

(1)	Amounts exclude the excess of collateral received/pledged from/to the counterparty.

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
The following tables provide the financial statement classification and impact of derivatives used in qualifying and non-qualifying hedge relationships, excluding the offset of the hedged item in an effective hedge relationship.

	Three Months Ended June 30, 2015
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	Accumulated Other Comprehensive Income (Loss)(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$154	$(13)	$(3,088)
Total cash flow hedges	0	154	(13)	(3,088)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(44,242)	0	0	0
Currency	18	0	0	0
Currency/Interest Rate	(790)	0	3	0
Credit	(1)	0	0	0
Equity	(990)	0	0	0
Embedded Derivatives	33,795	0	0	0
Total non-qualifying hedges	(12,210)	0	3	0
Total	$(12,210)	$154	$(10)	$(3,088)

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements

	Six Months Ended June 30, 2015
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	Accumulated Other Comprehensive Income (Loss)(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$248	$126	$5,236
Total cash flow hedges	0	248	126	5,236
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(14,198)	0	0	0
Currency	18	0	0	0
Currency/Interest Rate	5,216	0	102	0
Credit	(2)	0	0	0
Equity	(4,873)	0	0	0
Embedded Derivatives	13,167	0	0	0
Total non-qualifying hedges	(672)	0	102	0
Total	$(672)	$248	$228	$5,236

	Three Months Ended June 30, 2014
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	Accumulated Other Comprehensive Income (Loss)(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$(5)	$(15)	$(1,060)
Total cash flow hedges	0	(5)	(15)	(1,060)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	26,012	0	0	0
Currency	0	0	0	0
Currency/Interest Rate	(1,038)	0	(9)	0
Credit	(4)	0	0	0
Equity	(11,334)	0	0	0
Embedded Derivatives	(17,902)	0	0	0
Total non-qualifying hedges	(4,266)	0	(9)	0
Total	$(4,266)	$(5)	$(24)	$(1,060)

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements

	Six Months Ended June 30, 2014
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	Accumulated Other Comprehensive Income (Loss)(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$(17)	$(17)	$(423)
Total cash flow hedges	0	(17)	(17)	(423)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	63,598	0	0	0
Currency	0	0	0	0
Currency/Interest Rate	(214)	0	8	0
Credit	(11)	0	0	0
Equity	(15,982)	0	0	0
Embedded Derivatives	(52,635)	0	0	0
Total non-qualifying hedges	(5,244)	0	8	0
Total	$(5,244)	$(17)	$(9)	$(423)

(1)	Amounts deferred in “Accumulated other comprehensive income (loss).”

For the three and six months ended June 30, 2015 and 2014, the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations. Also, there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.
Presented below is a rollforward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in thousands)
Balance, December 31, 2014	$4,839
Net deferred gains (losses) on cash flow hedges from January 1 to June 30, 2015	6,170
Amount reclassified into current period earnings	(934)
Balance, June 30, 2015	$10,075
As of June 30, 2015 and 2014, the Company did not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 18 years. Income amounts deferred in "Accumulated other comprehensive income (loss)" as a result of cash flow hedges are included in "Net unrealized investment gains (losses)" in the Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

Credit Derivatives
The Company has no exposure from credit derivatives where it has written credit protection as of June 30, 2015 and December 31, 2014.
The Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of June 30, 2015 and December 31, 2014, the Company had $1 million of outstanding notional amounts, reported at fair value as a liability of less than $1 million for both periods.

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

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements

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

6.    COMMITMENTS, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS
Commitments
The Company had made commitments to fund $0 million of commercial loans as of June 30, 2015. The Company also made commitments to purchase or fund investments, mostly private fixed maturities, of $12 million as of June 30, 2015.
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
The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed, including matters discussed below. The Company estimates that as of June 30, 2015, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is $0 to approximately $3 million. This estimate is not an indication of expected loss, if any, or the Company’s maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

A discussion of litigation and regulatory matters are provided in Note 12 to the Company’s Financial Statements on Form 10-K for the year ended December 31, 2014. There have been no significant changes in such matters through the date of this filing.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements

The Company’s litigation and regulatory matters are subject to many uncertainties, and given their complexity and scope, their outcome cannot be predicted. It is possible that the Company’s results of operations or cash flows in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation and regulatory matters depending, in part, upon the results of operations or cash flows for such period. In light of the unpredictability of the Company’s litigation and regulatory matters, it is also possible that in certain cases an ultimate unfavorable resolution of one or more pending litigation or regulatory matters could have a material adverse effect on the Company’s financial position. Management believes, however, that, based on information currently known to it, the ultimate outcome of all pending litigation and regulatory matters, after consideration of applicable reserves and rights to indemnification, is not likely to have a material adverse effect on the Company’s financial position.

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
The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses also include allocations of stock compensation expenses related to a stock option program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock option program and deferred compensation program was less than $1 million for the three months ended June 30, 2015 and 2014, and less than $1 million for the six months ended June 30, 2015 and 2014, respectively.
The Company is charged for its share of employee benefits expenses. These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Some of these benefits are based on earnings and length of service. Other benefits are based on an account balance, which takes into consideration age, service and earnings during career. The Company’s share of net expense for the pension plans was less than $1 million for the three months ended June 30, 2015 and 2014, and less than $1 million for the six months ended June 30, 2015 and 2014.
Prudential Insurance sponsors voluntary savings plans for its employees' 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The expense charged to the Company for the matching contribution to the 401(k) plans was less than $1 million for the three months ended June 30, 2015 and 2014, and less than $1 million for the six months ended June 30, 2015 and 2014.
Affiliated Asset Administration Fee Income
In accordance with a revenue sharing agreement with AST Investment Services, Inc. and Prudential Investments LLC, the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust. Income received from AST Investment Services, Inc. and Prudential Investments LLC related to this agreement was $53 million and $56 million for the three months ended June 30, 2015 and 2014, and $106 million and $111 million for the six months ended June 30, 2015 and 2014, respectively. These revenues are recorded as “Asset administration fees and other income” in the Unaudited Interim Statements of Operations and Comprehensive Income.
Affiliated Investment Management Expenses
In accordance with an agreement with Prudential Investment Management, Inc. (“PIMI”), the Company pays investment management expenses to PIMI who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PIMI related to this agreement were $1 million for the three months ended June 30, 2015 and 2014, respectively, and $3 million for the six months ended June 30, 2015 and 2014, respectively. These expenses are recorded as “Net investment income” in the Unaudited Interim Statements of Operations and Comprehensive Income.

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
Allocated lease expense was less than $1 million for both the three months ended June 30, 2015 and 2014, and less than $1 million for both the six months ended June 30, 2015 and 2014. Allocated sub-lease rental income, recorded as a reduction to lease expense was less than $1 million for both the three months ended June 30, 2015 and 2014, and less than $1 million for both the six months ended June 30, 2015 and 2014.
The Company pays commissions and certain other fees to PAD in consideration for PAD’s marketing and underwriting of the Company’s products. Commissions and fees are paid by PAD to broker-dealers who sold and service the Company’s products. Commissions and fees paid by the Company to PAD were $42 million and $45 million for the three months ended June 30, 2015 and 2014, respectively, and $85 million and $90 million for the six months ended June 30, 2015 and 2014, respectively.
Debt Agreements
Short-term and Long-term Debt
The Company is authorized to borrow funds up to $2 billion from Prudential Financial and its affiliates to meet its capital and other funding needs. The Company had debt of $0 million and $54 million outstanding with Prudential Funding, LLC as of June 30, 2015 and December 31, 2014, respectively. Total interest expense on debt with Prudential Funding, LLC and Prudential Financial was less than $1 million for the three months ended June 30, 2015 and 2014, and less than $1 million for the six months ended June 30, 2015 and 2014.
In December 2014 the Company paid off the remaining $200 million short-term portion of the long-term debt. Total interest expense on debt with Prudential Financial was $0 million and $2 million for the three months ended June 30, 2015 and 2014, respectively, and $0 million and $4 million for the six months ended June 30, 2015 and 2014, respectively.

Reinsurance Agreements
The Company uses reinsurance as part of its risk management and capital management strategies for certain of its optional living benefit features. Fees ceded under these agreements are included in “Realized investment gains (losses), net” on the Unaudited Interim Statements of Operations and Comprehensive Income. The Company ceded fees of $70 million and $69 million to Pruco Re for the three months ended June 30, 2015 and 2014, respectively, and $135 million and $138 million for the six months ended June 30, 2015 and 2014, respectively. The Company ceded fees of less than $1 million to Prudential Insurance for the three months ended June 30, 2015 and 2014, and less than $1 million for the six months ended June 30, 2015 and 2014. The Company’s reinsurance payables related to affiliated reinsurance were $25 million as of both June 30, 2015 and December 31, 2014.
The Company’s reinsurance recoverables related to affiliated reinsurance were $2,214 million and $1,595 million as of June 30, 2015 and December 31, 2014, respectively. The assets are reflected in “Reinsurance recoverables” in the Company’s Unaudited Interim Statements of Financial Position. Realized gains (losses) were $(1,156) million and $181 million for the three months ended June 30, 2015 and 2014, respectively, and $(920) million and $709 million for the six months ended June 30, 2015 and 2014, respectively. Changes in realized gains (losses) for the 2015 and 2014 periods were primarily due to changes in market conditions in each respective period.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Prudential Annuities Life Assurance Corporation (“PALAC” or the “Company”) as of June 30, 2015, compared with December 31, 2014, and its results of operations for the three and six months ended June 30, 2015 and 2014. You should read the following analysis of our financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
Overview
The Company was established in 1969 and has been a provider of variable annuity contracts for the individual market in the United States. The Company’s products have been sold primarily to individuals to provide for long-term savings and retirement needs and to address the economic impact of premature death, estate planning concerns and supplemental retirement income.
The Company has sold a wide array of annuities, including deferred and immediate variable annuities with (1) fixed interest rate allocation options, subject to a market value adjustment, that are registered with the United States Securities and Exchange Commission (the “SEC”), and (2) fixed-rate allocation options not subject to a market value adjustment and not registered with the SEC. In addition, the Company has a relatively small in force block of variable life insurance policies. The Company no longer actively sells such products.
Beginning in March 2010, the Company ceased offering its variable and fixed annuity products (and where offered, the companion market value adjustment option) to new investors upon the launch of a new product line by each of Pruco Life Insurance Company and Pruco Life Insurance Company of New Jersey (which are affiliates of the Company). These initiatives were implemented to create operational and administrative efficiencies by offering a single product line of annuity products from a more limited group of legal entities. During 2012, the Company suspended additional customer deposits for variable annuities with certain optional living benefit riders. However, subject to applicable contract provisions and administrative rules, the Company continues to accept additional customer deposits on certain in force contracts.
On August 31, 2013, the Company redomesticated from Connecticut to Arizona. As a result of the redomestication, the Company is now an Arizona insurance company and its principal insurance regulatory authority is the Arizona Department of Insurance. See Note 1 to the Unaudited Interim Financial Statements for additional information.
Regulatory Developments

In April 2015, the U.S. Department of Labor (“DOL”) released a proposed regulation accompanied by new class exemptions and proposed amendments to long-standing exemptions from the prohibited transaction provisions under the Employee Retirement Income Security Act of 1974 (“ERISA”). The comment period for the proposed regulation ended on July 21, 2015, and it is expected that the DOL will seek to promulgate final regulations in 2016. If enacted, the proposals will redefine who would be considered a “fiduciary” for purposes of transactions with qualified plans, plan participants and Individual Retirement Accounts (“IRAs”). We cannot predict the exact nature and scope of any new final regulations or their impact on our business; however, the new rules may effectively impose limits on interactions with existing and prospective customers in our individual annuities business, and increase compliance costs.

Prudential Financial, Inc. (“Prudential Financial”) is required as a non-bank financial company to submit to the Board of Governors of the Federal Reserve System (“FRB”) and the Federal Deposit Insurance Corporation (“FDIC”) an annual plan for rapid and orderly resolution in the event of severe financial distress. Prudential Financial submitted its initial resolution plan in June 2014, and was advised by the FRB and FDIC in September 2014 that the plan was “not incomplete”, the standard for an initial plan. In July 2015, the FRB and the FDIC provided feedback to Prudential Financial, as well as to the other two non-bank financial companies which filed initial plans in 2014, on their respective resolution plans. The FRB and FDIC also provided guidance on common areas that should be addressed in preparing the resolution plans to be submitted by December 31, 2015.

The Financial Stability Board (“FSB”), consisting of representatives of financial authorities from over 20 nations and global institutions, has identified Prudential Financial as a global systemically important insurer (“G-SII”) that is to be subject to enhanced regulation. In June 2015, the International Association of Insurance Supervisors (“IAIS”), acting at the direction of the FSB, issued a public consultation document on the development of higher loss absorbency (“HLA”) requirements for G-SIIs. HLA requirements will establish an additional capital buffer above the IAIS’s basic capital requirement (“BCR”) that G-SIIs would need to hold to support their insurance and non-insurance activities. The IAIS expects that HLA requirements would increase G-SIIs’ BCR by an average of 20%. The HLA requirements are expected to be presented to the G20 for endorsement in November 2015 and applied to G-SIIs beginning in 2019. We continue to evaluate the potential impact the HLA requirements could have on us if they are adopted in the jurisdictions in which we operate.

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
Effective February 25, 2013, the Advanced Series Trust (“AST”) adopted a Rule 12b-1 Plan under the Investment Company Act of 1940 with respect to most of the AST portfolios that are offered through the Company’s variable annuity and variable life investment products. Under the Rule 12b-1 Plan, AST pays an affiliate of the Company for distribution and administrative services. In June 2015, AST received shareholder approval to amend the Rule 12b-1 Plan. Effective July 1, 2015, there was an increase in the amount AST pays the Company's affiliate for distribution and administrative services. However, there was also a reduction in management fees.

Results for the three and six months ended June 30, 2015, reflect the impact of our annual review and update of assumptions, which we performed in the second quarter. Prior to 2015, this review and update was performed in the third quarter of each year. Accordingly, results for the three and six months ended June 30, 2014, do not reflect an impact from the annual review and update of assumptions performed in 2014.

Profitability
The Company’s profitability depends principally on its ability to manage risk on insurance and annuity products. Profitability also depends on, among other items, our actuarial and policyholder behavior experience on insurance and annuity products, our ability to retain customer assets, generate and maintain favorable investment results, and to manage expenses.
See “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of risks that have materially affected and may affect in the future the Company’s business, results of operations or financial condition, or cause the Company’s actual results to differ materially from those expected or those expressed in any forward-looking statements made by or on behalf of the Company.
Products
The Company’s in force variable and fixed annuities may include guaranteed living or death benefits. Certain optional living benefit guarantees include, among other features, the ability to make withdrawals based on the highest daily contract value plus a specific return, credited for a period of time. This guaranteed contract value is a notional amount that forms the basis for determining periodic withdrawals for the life of the contractholder, and cannot be accessed as a lump-sum surrender value. Most contracts also guarantee the contractholder's beneficiary a return of total purchase payments made to the contract, adjusted for any partial withdrawals, upon death. Our variable annuities generally provide our contractholders with the opportunity to allocate purchase payments to sub-accounts that invest in underlying proprietary and non-proprietary mutual funds, frequently under asset allocation programs, and fixed-rate accounts. The fixed-rate accounts, which are within the general account, are credited with interest at rates we determine, subject to certain minimums. Certain allocations made in the fixed-rate accounts of our variable annuities impose a market value adjustment if the contract is not held to maturity.
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
Our risk management strategy helps to limit our exposure to certain of these risks primarily through a combination of product design elements, our living benefits hedging program and affiliated reinsurance arrangements. The product design elements we utilize for certain products include, among others, asset allocation restrictions, minimum issuance age requirements, certain limitations on the amount of subsequent contractholder deposits and an asset transfer feature. The objective of the asset transfer feature is to help mitigate our exposure to equity market risk and market volatility by transferring assets between certain variable investment sub-accounts selected by the annuity contractholder, and investments that are expected to be more stable (e.g., a bond fund sub-account within the separate account or a fixed-rate account within the general account). The transfers are based on the static mathematical formula used with the particular optional benefit which considers a number of factors, including, but not limited to, the impact of investment performance on the contractholder’s total account value. This occurs at the contractholder level, rather than at the fund level, which we believe enhances our risk mitigation. As of June 30, 2015, approximately $37.2 billion or 83% of total variable annuity account values contain a living benefit feature, compared to approximately $38.5 billion or 83% as of December 31, 2014. As of June 30, 2015, approximately $29.5 billion or 79% of variable annuity account values with living benefit features included an asset transfer feature in the product design, compared to approximately $30.4 billion or 79% as of December 31, 2014.
As mentioned above, in addition to our asset transfer feature, we also manage certain risks associated with our variable annuity products through our living benefits hedging programs and affiliated reinsurance agreements. We reinsure the majority of our variable annuity living benefit guarantees to an affiliated reinsurance company, Pruco Reinsurance, Ltd. (“Pruco Re”). The living benefits hedging program is primarily executed within Pruco Re to manage capital markets risk associated with the reinsured living benefit guarantees. The program is also executed within the Company related to certain non-reinsured optional living benefit guarantees. We use our hedging program to help manage certain risks associated with certain of our guarantees. The hedging program's objective is to help mitigate fluctuations in net income and capital from living benefit liabilities due to capital market movements, within firm established tolerances. Through our hedging program, we enter into derivative positions that seek to offset the net change in our hedge target. In addition to mitigating fluctuations of the living benefit liabilities due to capital market movements, the hedging program is also focused on a long-term goal of accumulating assets that could be used to pay claims under these benefits irrespective of market path.

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
Management believes the accounting policies relating to the following areas are most dependent on the application of estimates and assumptions and require management’s most difficult, subjective, or complex judgments:

•	Deferred policy acquisition costs (“DAC”) and other costs, including deferred sales inducements (“DSI”) and value of business acquired (“VOBA”);

•	Valuation of investments, including derivatives, and the recognition of other-than-temporary impairments;

•	Policyholder liabilities;

•	Reinsurance recoverables;

•	Taxes on income; and

•	Reserves for contingencies, including reserves for losses in connection with unresolved legal matters.

Annually, we perform a comprehensive review of the assumptions used in establishing reserves and in calculating the amortization of DAC and other costs. As discussed in “—Results of Operations” below, beginning in 2015, we perform our annual review of assumptions during the second quarter.
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
The near-term future equity rate of return assumptions used in evaluating DAC and DSI for our domestic variable annuity products are derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15%, we use our maximum future rate of return. As of June 30, 2015, we assume an 8.0% long-term equity expected rate of return and a 4.7% near-term mean reversion equity rate of return.
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
Changes in Financial Position
June 30, 2015 versus December 31, 2014
Total assets decreased by $2.8 billion from $52.5 billion at December 31, 2014 to $49.7 billion at June 30, 2015. Separate account assets decreased $1.5 billion primarily driven by net outflows on the runoff block and policy charges, partially offset by market appreciation and the impact of the asset transfer feature which moved contractholder account values from the general account to the separate account due to favorable markets in 2015. Reinsurance recoverables decreased $0.8 billion related to the reinsured liability for living benefit embedded derivatives primarily resulting from a decrease in the present value of future expected benefit payments driven by increasing interest rates. Total investments decreased $0.3 billion primarily due to asset sales associated with contractholder surrenders and the impact of the asset transfer feature which moved contractholder account values from the general account to the separate account due to favorable markets in 2015. A decrease in DAC and DSI of $0.2 billion primarily resulting from the impact of the embedded derivatives and related hedge positions and base amortization.

Total liabilities decreased by $2.6 billion, from $50.8 billion at December 31, 2014 to $48.2 billion at June 30, 2015. Separate account liabilities decreased $1.5 billion offsetting the decrease in separate account assets above. Future policy benefits and other policyholder liabilities decreased $0.8 billion primarily driven by the mark-to-market of the liability for living benefit embedded derivatives, as discussed above. A decrease in policyholders’ account balances of $0.3 billion was consistent with the decrease in invested assets, as discussed above.

Total equity decreased by $0.2 billion from $1.7 billion at December 31, 2014 to $1.5 billion at June 30, 2015, reflecting a dividend of $0.3 billion, partially offset by net income of $0.1 billion.
Results of Operations

Income from Operations before Income Taxes
2015 versus 2014 Three Month Comparison.

Income from operations before income taxes increased $89 million from $67 million in the second quarter of 2014 to $156 million in the second quarter of 2015. Excluding the impacts of changes in the estimated profitability of the business, as discussed below, income from operations before income taxes decreased $4 million. The decrease was primarily related to lower net fees driven by lower average separate account assets due to run-off of the business and an unfavorable variance on the mark-to-market of our non-reinsured living benefit features and related hedge positions. Partially offsetting the above decrease was lower base DAC amortization due to lower gross profits.

The impacts of changes in the estimated profitability of the business include adjustments to the amortization of DAC and other costs and to the reserves for the GMDB and GMIB features, resulted in a net benefit of $63 million in the second quarter of 2015. The net benefit primarily reflects the impact of higher expected rates of return on fixed income investments within contractholder accounts and on future expected claims relative to our assumptions. In addition, the net benefit reflects NPR losses due to increasing interest rates and a net benefit resulting from our annual review and update of assumptions, driven by modifications to both our actuarial and economic assumptions. The net charge of $30 million in the second quarter of 2014 primarily reflects NPR gains due to decreasing interest rates. In addition, the net charge reflects the impact of lower expected rates of return on fixed income investments within contractholder accounts and on future expected claims relative to our assumptions, which more than offset favorable equity performance.

2015 versus 2014 Six Month Comparison.

Income from operations before income taxes decreased $32 million from $162 million in the first six months of 2014 to $130 million in the first six months of 2015. Excluding the impacts of changes in the estimated profitability of the business, as discussed below, income from operations before income taxes increased $12 million. The increase was primarily related to lower base DAC amortization due to lower gross profits, lower net general and administrative expenses driven by a lower allocation of operating expenses due to business run-off, partially offset by lower net fees driven by lower average separate account asset values due to run-off of the business.

The impacts of changes in the estimated profitability of the business include adjustments to the amortization of DAC and other costs and to the reserves for the GMDB and GMIB features, resulted in a net charge of $78 million for the first six months of 2015. The net charge primarily reflects NPR gains due to spread widening, partially offset by increasing interest rates. Partially offsetting the charge above is the impact of higher expected rates of return on equities and fixed income investments within contractholder accounts and on future expected claims relative to our assumptions. 2015 had a net benefit related to our annual review and update of assumptions, driven by modifications to both our actuarial and economic assumptions. The net charge of $34 million for the six months of 2014 primarily reflects NPR gains due to decreasing interest rates. In addition, the net charge reflects the impact of lower expected rates of return on fixed income investments within contractholder accounts and on future expected claims relative to our assumptions, which more than offset favorable equity performance.
Revenues, Benefits and Expenses
2015 versus 2014 Three Month Comparison.

Revenues decreased $31 million, driven by an unfavorable variance in policy charges and fee income and asset administration fees and other income of $16 million primarily due to lower average separate account assets. Net investment income decreased $7 million primarily as a result of lower portfolio reinvestment yields and lower annuity account values in the general account. Realized gains and losses had an unfavorable variance of $5 million primarily due to differences between the mark-to-market of the non-reinsured portion of the living benefit embedded derivative liability and related hedge positions.

Benefits and expenses decreased $119 million. Excluding the $91 million impacts of the amortization of DAC and other costs and to the reserves for the GMDB and GMIB features as discussed above, benefits and expenses decreased $28 million, driven by a decline in general, administrative and other expenses of $8 million due to reduced expense allocations, lower base DAC amortization of $7 million due to lower gross profits, a decrease in interest credited of $7 million due to lower contractholder account values as discussed above and a reduction in interest expense of $2 million due to a repayment of debt in the fourth quarter of 2014.

2015 versus 2014 Six Month Comparison.

Revenues decreased $36 million, driven by an unfavorable variance in policy charges and fee income and asset administration fees and other income of $29 million primarily due to lower average separate account assets. Net investment income decreased $14 million primarily as a result of lower portfolio reinvestment yields and lower annuity account values in the general account. Offsetting the above was a favorable variance in realized gains and losses of $9 million primarily due to differences between the mark-to-market of the non-reinsured portion of the living benefit embedded derivative liability and related hedge positions, as discussed above.

Benefits and expenses decreased $5 million. Excluding the $46 million impacts of the amortization of DAC and other costs and to the reserves for the GMDB and GMIB features, as discussed above, benefits and expenses decreased $51 million, driven by a decline in general, administrative and other expenses of $19 million due to reduced expense allocations, a decrease in interest credited of $16 million due to lower contractholder account values, as discussed above, lower base DAC amortization of $11 million due to lower gross profits and a reduction in interest expense of $4 million due to a repayment of debt in the fourth quarter of 2014.
Income Taxes

The income tax provision amounted to an expense of $20 million and $27 million for the six months ended June 30, 2015 and 2014, respectively. The decrease in income tax expense was primarily driven by the decrease in pre-tax income.

The Company's liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by the Internal Revenue Service (“IRS”) or other taxing authorities. Audit periods remain open for review until the statute of limitations has passed. Generally, for tax years which produce net operating losses, capital losses or tax credit carryforwards (“tax attributes”), the statute of limitations does not close, to the extent of these tax attributes, until the expiration of the statute of limitations for the tax year in which they are fully utilized. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the liability for income taxes.

The Company does not anticipate any significant changes within the next 12 months to its total unrecognized tax benefits related to tax years for which the statute of limitations has not expired.

As of June 30, 2015, the Company remains subject to examination in the U.S. for tax years 2009 through 2014.

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
There is a possibility that the IRS and the U.S. Treasury will address, through guidance, issues related to the calculation of the DRD. For the last several years, revenue proposals included in the Obama Administration's budgets have included proposed changes to the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through guidance or legislation, could increase actual tax expense and reduce the Company’s consolidated net income.
In 2009, the Company joined in filing the consolidated federal tax return with its parent, Prudential Financial. For tax years 2009 through 2015, the Company is participating in the IRS’s Compliance Assurance Program (“CAP”). Under CAP, the IRS assigns an examination team to review completed transactions as they occur in order to reach agreement with the Company on how they should be reported in the relevant tax returns. If disagreements arise, accelerated resolution programs are available to resolve the disagreements in a timely manner before the tax returns are filed.

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
Prudential Financial is a “Designated Financial Company” under the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”). As a Designated Financial Company, Prudential Financial is subject to supervision and examination by the Federal Reserve Bank of Boston and to prudential regulatory standards, which include or will include requirements and limitations (some of which are the subject of ongoing rule-making) relating to risk-based capital, leverage, liquidity, stress-testing, overall risk management, resolution plans and early remediation, and may also include additional standards regarding capital, public disclosure, short-term debt limits, and other related subjects. In addition, the FSB has identified Prudential Financial as a G-SII. For information on the potential impact of this regulation on us, see “Business—Regulation” and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2014.

On June 27, 2014, December 19, 2014 and June 29, 2015 the Company paid dividends of $267 million, $75 million and $270 million, respectively, to our parent, Prudential Annuities, Inc.
Capital

Our capital management framework is primarily based on statutory risk based capital measures. The Risk Based Capital, or RBC, ratio is a primary measure of the capital adequacy of the Company. RBC is calculated based on statutory financial statements and risk formulas consistent with the practices of the NAIC. RBC considers, among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. RBC ratio calculations are intended to assist insurance regulators in measuring an insurer’s solvency and ability to pay future claims. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities, but is available to the public. The RBC ratio is an annual calculation, however, as of June 30, 2015 we estimate that the Company’s RBC ratio exceeds the minimum level required by applicable insurance regulations.
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

Prudential Financial employs a “Capital Protection Framework” (“the Framework”) to ensure that sufficient capital resources are available to maintain adequate capitalization and competitive RBC ratios and solvency margins under various stress scenarios. The Framework incorporates the potential impacts from market related stresses, including equity markets, real estate, interest rates, and credit losses. The Framework addresses the potential capital consequences, under stress scenarios, of certain of these net risks and the strategies we use to mitigate them, including the following:

• Equity market exposure affecting the statutory capital of the Company and Prudential Financial as a whole, which is managed through Prudential Financial's equity hedge program and on-balance sheet and contingent sources of capital; and
• Activities of Prudential Financial's business segments, including those for which specific risk mitigation strategies have been implemented, such as the living benefits hedging program within Pruco Re that covers certain risks associated with our variable annuity products.

The hedging strategy is periodically recalibrated in response to changing market conditions. The Framework accommodates periodic volatility within ranges that are deemed acceptable, while also providing for additional potential sources of capital, including on-balance sheet capital, derivatives, and contingent sources of capital. Although Prudential Financial continues to enhance its approach, we believe we currently have access to sufficient resources, either directly, or indirectly through Prudential Financial, to maintain adequate capitalization and a competitive RBC ratio under a range of potential stress scenarios.
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

Liquid assets include cash and cash equivalents, short-term investments and fixed maturities that are not designated as held-to-maturity and public equity securities. As of June 30, 2015 and December 31, 2014, the Company had liquid assets of $2.6 billion and $2.9 billion, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $0.1 billion and $0.1 billion as of June 30, 2015 and December 31, 2014, respectively. As of June 30, 2015, $2.3 billion, or 92%, of the fixed maturity investments in company general account portfolios were rated high or highest quality based on NAIC or equivalent rating. The remaining $0.2 billion, or 8%, of these fixed maturity investments were rated other than high or highest quality.
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

Item 4. Controls and Procedures
In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the “Exchange Act”, as amended, as of June 30, 2015. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2015, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II	OTHER INFORMATION
Item 1. Legal Proceedings
See Note 6 to the Unaudited Interim Financial Statements under “—Litigation and Regulatory Matters” for a description of material pending litigation and regulatory matters affecting us, and certain risks to our businesses presented by such matters, which is incorporated herein by reference.
Item 1A. Risk Factors
You should carefully consider the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014. These risks could materially affect our business, results of operations or financial condition, or cause our actual results to differ materially from those expected or those expressed in any forward-looking statements made by or on behalf of the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q.

Item 6. Exhibits

See accompanying Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRUDENTIAL ANNUITIES LIFE ASSURANCE CORPORATION

By:	/s/ Yanela C. Frias
Yanela C. Frias
Executive Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)
Date: August 13, 2015

EXHIBIT INDEX
Exhibit Number and Description

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

101.INS-XBRL	Instance Document.

101.SCH-XBRL	Taxonomy Extension Schema Document.

101.CAL-XBRL	Taxonomy Extension Calculation Linkbase Document.

101.LAB-XBRL	Taxonomy Extension Label Linkbase Document.

101.PRE-XBRL	Taxonomy Extension Presentation Linkbase Document.

101.DEF-XBRL	Taxonomy Extension Definition Linkbase Document.