Form 10-Q
period 2015-09-30
PRUDENTIAL ANNUITIES LIFE ASSURANCE CORP/CT
filed 2015-11-12
CIK 881453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 12, 2015, 25,000 shares of the registrant’s Common Stock (par value $100) consisting of 100 voting shares and 24,900 non-voting shares, were outstanding. As of such date, Prudential Annuities, Inc., an indirect wholly-owned subsidiary of Prudential Financial, Inc., a New Jersey corporation, owned all of the Registrant’s Common Stock.
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

PART I - Financial Information
Item 1. Financial Statements
Prudential Annuities Life Assurance Corporation
Unaudited Interim Statements of Financial Position
As of September 30, 2015 and December 31, 2014 (in thousands, except share amounts)

	September 30, 2015	December 31, 2014
ASSETS
Fixed maturities, available-for-sale, at fair value (amortized cost, 2015: $2,436,767; 2014: $2,609,253)	$2,566,261	$2,800,593
Trading account assets, at fair value	5,539	6,131
Equity securities, available-for-sale, at fair value (cost, 2015: $14; 2014: $14)	17	17
Commercial mortgage and other loans	404,084	422,563
Policy loans	12,718	13,355
Short-term investments	319,892	57,185
Other long-term investments	200,691	162,783
Total investments	3,509,202	3,462,627
Cash and cash equivalents	422	594
Deferred policy acquisition costs	807,804	1,114,431
Accrued investment income	26,929	25,008
Reinsurance recoverables	3,272,937	2,996,845
Value of business acquired	36,562	39,738
Deferred sales inducements	485,428	665,207
Receivables from parent and affiliates	64,722	60,490
Other assets	5,980	6,193
Separate account assets	39,132,492	44,101,699
TOTAL ASSETS	$47,342,478	$52,472,832
LIABILITIES AND EQUITY
LIABILITIES
Policyholders’ account balances	$2,540,524	$2,633,085
Future policy benefits and other policyholder liabilities	3,840,685	3,539,521
Payables to parent and affiliates	50,912	71,675
Cash collateral for loaned securities	9,970	5,285
Income taxes	306,801	299,084
Short-term debt	0	54,354
Other liabilities	85,223	105,972
Separate account liabilities	39,132,492	44,101,699
Total Liabilities	45,966,607	50,810,675
Commitments and Contingent Liabilities (See Note 6)
EQUITY
Common stock, ($100 par value; 25,000 shares authorized, issued and outstanding)	2,500	2,500
Additional paid-in capital	901,422	901,422
Retained earnings	409,399	673,613
Accumulated other comprehensive income	62,550	84,622
Total Equity	1,375,871	1,662,157
TOTAL LIABILITIES AND EQUITY	$47,342,478	$52,472,832
See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation
Unaudited Interim Statements of Operations and Comprehensive Income (Loss)
Three and Nine Months Ended September 30, 2015 and 2014 (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
REVENUES
Premiums	$7,887	$7,844	$25,189	$26,777
Policy charges and fee income	183,926	204,424	566,718	609,787
Net investment income	33,110	39,393	104,755	125,352
Asset administration fees and other income	38,192	57,268	146,951	172,414
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	0	0	(44)	0
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income (loss)	0	0	24	0
Other realized investment gains (losses), net	5,687	(923)	10,026	(5,289)
Total realized investment gains (losses), net	5,687	(923)	10,006	(5,289)
Total revenues	268,802	308,006	853,619	929,041
BENEFITS AND EXPENSES
Policyholders’ benefits	37,953	42,818	61,599	99,734
Interest credited to policyholders’ account balances	110,894	26,546	218,792	128,873
Amortization of deferred policy acquisition costs	169,443	31,157	317,830	132,295
General, administrative and other expenses	70,291	96,683	244,997	295,568
Total benefits and expenses	388,581	197,204	843,218	656,470
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	(119,779)	110,802	10,401	272,571
Income tax expense (benefit)	(14,953)	14,765	4,615	41,605
NET INCOME (LOSS)	(104,826)	96,037	5,786	230,966
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	1	(29)	(39)	(33)
Net unrealized investment gains (losses):
Unrealized investment gains (losses) for the period	(6,027)	(13,105)	(29,267)	23,390
Reclassification adjustment for (gains) losses included in net income	252	(3,899)	(4,652)	(4,776)
Net unrealized investment gains (losses)	(5,775)	(17,004)	(33,919)	18,614
Other comprehensive income (loss), before tax:	(5,774)	(17,033)	(33,958)	18,581
Less: Income tax expense (benefit) related to other comprehensive income (loss)
Foreign currency translation adjustments	0	(10)	(14)	(12)
Net unrealized investment gains (losses)	(2,063)	(5,951)	(11,872)	6,516
Total	(2,063)	(5,961)	(11,886)	6,504
Other comprehensive income (loss), net of taxes	(3,711)	(11,072)	(22,072)	12,077
COMPREHENSIVE INCOME (LOSS)	$(108,537)	$84,965	$(16,286)	$243,043
See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation
Unaudited Interim Statements of Equity
Nine Months Ended September 30, 2015 and 2014 (in thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total equity
Balance, December 31, 2014	$2,500	$901,422	$673,613	$84,622	$1,662,157
Distribution to parent			(270,000)		(270,000)
Comprehensive income:
Net income			5,786		5,786
Other comprehensive income (loss), net of taxes				(22,072)	(22,072)
Total comprehensive income					(16,286)
Balance, September 30, 2015	$2,500	$901,422	$409,399	$62,550	$1,375,871
	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total equity
Balance, December 31, 2013	$2,500	$901,422	$764,846	$70,867	$1,739,635
Distribution to parent			(267,000)		(267,000)
Comprehensive income:
Net income			230,966		230,966
Other comprehensive income (loss), net of taxes				12,077	12,077
Total comprehensive income					243,043
Balance, September 30, 2014	$2,500	$901,422	$728,812	$82,944	$1,715,678
See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation
Unaudited Interim Statements of Cash Flows
Nine Months Ended September 30, 2015 and 2014 (in thousands)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,786	$230,966
Adjustments to reconcile net income to net cash provided by operating activities:
Policy charges and fee income	994	3,274
Realized investment (gains) losses, net	(10,006)	5,289
Depreciation and amortization	34,546	2,437
Interest credited to policyholders’ account balances	218,792	128,873
Change in:
Future policy benefits and other policyholder liabilities	193,776	239,825
Accrued investment income	(1,921)	2,688
Net receivable/payable to parent and affiliates	(24,240)	(30,430)
Deferred sales inducements	(872)	(10,674)
Deferred policy acquisition costs	316,574	130,073
Income taxes	19,602	(6,077)
Reinsurance recoverables	(206,356)	(205,994)
Bonus reserve	(38,768)	(84,869)
Derivatives, net	13,889	5,600
Other, net	(12,604)	(1,280)
Cash flows from operating activities	509,192	409,701
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	391,971	853,821
Commercial mortgage and other loans	63,003	16,385
Trading account assets	2,702	4,089
Policy loans	1,131	572
Other long-term investments	3,114	242
Short-term investments	1,594,367	1,903,756
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(242,276)	(415,511)
Commercial mortgage and other loans	(45,042)	(30,047)
Trading account assets	(2,303)	(3,261)
Policy loans	(411)	(538)
Other long-term investments	(1,787)	(14,738)
Short-term investments	(1,857,074)	(1,959,984)
Notes receivable from parent and affiliates, net	327	(15,135)
Derivatives, net	(2,738)	(1,981)
Other, net	531	2,114
Cash flows from (used in) investing activities	(94,485)	339,784
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash collateral for loaned securities	4,685	(25,623)
Net decrease in short-term borrowing	(54,354)	(5,000)
Drafts outstanding	(8,105)	1,425
Distribution to parent	(270,000)	(267,000)

Policyholders’ account balances
Deposits	1,022,208	900,623
Withdrawals	(1,109,313)	(1,354,627)
Cash flows used in financing activities	(414,879)	(750,202)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(172)	(717)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	594	1,417
CASH AND CASH EQUIVALENTS, END OF PERIOD	$422	$700
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

In June 2014, the FASB issued updated guidance that requires repurchase-to-maturity transactions to be accounted for as secured borrowings and eliminates existing guidance for repurchase financings. The guidance also requires new disclosures for certain transactions accounted for as secured borrowings and for transfers accounted for as sales when the transferor also retains substantially all of the exposure to the economic return on the transferred financial assets. Accounting changes and new disclosures for transfers accounted for as sales under the new guidance were effective for the first interim or annual period beginning after December 15, 2014 and did not have a significant effect on the Company's financial position, results of operations or financial statement disclosures. Disclosures for certain transactions accounted for as secured borrowings were effective for interim periods beginning after March 15, 2015 and are included in Note 3.

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
Future Adoption of New Accounting Pronouncements
In May 2014, the FASB issued updated guidance on accounting for revenue recognition. The guidance is based on the core principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The guidance also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from cost incurred to obtain or fulfill a contract. Revenue recognition for insurance contracts is explicitly scoped out of the guidance. In August 2015, the FASB issued an update to defer the original effective date of this guidance. As a result of the deferral, the new guidance is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2017, and must be applied using one of two retrospective application methods. Early adoption is permitted only for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently assessing the impact of the guidance on the Company’s financial position, results of operations and financial statement disclosures.

3.    INVESTMENTS
Fixed Maturities and Equity Securities
The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) as of the dates indicated:

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI (3)
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$6,307	$88	$0	$6,395	$0
Obligations of U.S. states and their political subdivisions	20,470	603	582	20,491	0
Foreign government bonds	43,379	6,837	7	50,209	0
Public utilities	195,690	19,670	2,742	212,618	0
All other corporate securities	1,655,728	106,648	19,242	1,743,134	0
Asset-backed securities (1)	145,579	3,377	253	148,703	(36)
Commercial mortgage-backed securities	234,554	8,870	56	243,368	0
Residential mortgage-backed securities (2)	135,060	6,283	0	141,343	(7)
Total fixed maturities, available-for-sale	$2,436,767	$152,376	$22,882	$2,566,261	$(43)
Equity securities, available-for-sale
Common Stocks:
Public utilities	$0	$0	$0	$0
Mutual funds	14	3	0	17
Total equity securities, available-for-sale	$14	$3	$0	$17

(1)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.

(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

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

The amortized cost and fair value of fixed maturities by contractual maturities at September 30, 2015, are as follows:

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements

	Available-for-Sale
	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$221,205	$219,322
Due after one year through five years	799,625	838,463
Due after five years through ten years	509,359	541,222
Due after ten years	391,385	433,840
Asset-backed securities	145,579	148,703
Commercial mortgage-backed securities	234,554	243,368
Residential mortgage-backed securities	135,060	141,343
Total	$2,436,767	$2,566,261
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
The following table depicts the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Fixed maturities, available-for-sale
Proceeds from sales	$4,380	$55,825	$21,177	$228,248
Proceeds from maturities/repayments	96,304	125,561	371,310	619,263
Gross investment gains from sales, prepayments, and maturities	168	4,001	5,124	8,125
Gross investment losses from sales and maturities	(420)	(102)	(452)	(3,349)
Equity securities, available-for-sale
Proceeds from sales	$0	$0	$0	$0
Gross investment gains from sales	0	0	0	1
Gross investment losses from sales	0	0	0	0
Fixed maturity and equity security impairments
Net writedowns for other-than-temporary impairment losses on fixed maturities recognized in earnings (1)	$0	$0	$(20)	$0
Writedowns for impairments on equity securities	0	0	0	0

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

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
	(in thousands)
Balance, beginning of period	$98	$93
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(5)	(13)
Additional credit loss impairments recognized in the current period on securities previously impaired	0	20
Increases due to the passage of time on previously recorded credit losses	0	0
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(1)	(8)
Balance, end of period	$92	$92

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
	(in thousands)
Balance, beginning of period	$103	$1,800
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(2)	(1,679)
Increases due to the passage of time on previously recorded credit losses	0	0
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(1)	(21)
Balance, end of period	$100	$100

Trading Account Assets
The following table sets forth the composition of “Trading account assets” as of the dates indicated:

	September 30, 2015		December 31, 2014
	Cost	Fair Value	Cost	Fair Value
	(in thousands)
Total trading account assets—Equity securities	$5,331	$5,539	$5,471	$6,131
The net change in unrealized gains (losses) from trading account assets still held at period end, recorded within “Asset administration fees and other income”, was $(0.4) million and $(0.2) million during the three months ended September 30, 2015 and 2014, respectively, and $(0.5) million and $(0.7) million during the nine months ended September 30, 2015 and 2014, respectively.
Commercial Mortgage and Other Loans
The Company’s commercial mortgage and other loans are comprised as follows, as of the dates indicated:

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements

	September 30, 2015		December 31, 2014
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage and agricultural property loans by property type:
Apartments/Multi-Family	$140,101	34.9%	$143,057	34.0%
Industrial	50,496	12.6	87,088	20.7
Retail	62,737	15.6	72,226	17.2
Office	78,694	19.6	44,621	10.6
Other	13,693	3.4	14,119	3.4
Hospitality	4,994	1.2	5,081	1.2
Total commercial mortgage loans	350,715	87.3	366,192	87.1
Agricultural property loans	51,100	12.7	54,113	12.9
Total commercial mortgage and agricultural property loans by property type	401,815	100.0%	420,305	100.0%
Valuation allowance	(471)		(482)
Total net commercial mortgage and agricultural property loans by property type	401,344		419,823
Other Loans
Uncollateralized loans	2,740		2,740
Valuation allowance	0		0
Total net other loans	2,740		2,740
Total commercial mortgage and other loans	$404,084		$422,563
The commercial mortgage and agricultural property loans are geographically dispersed throughout the United States with the largest concentrations in California (18%) and Texas (12%) at September 30, 2015.
Activity in the allowance for credit losses for all commercial mortgage and other loans, as of the dates indicated, is as follows:

	September 30, 2015	December 31, 2014
	(in thousands)
Allowance for credit losses, beginning of year	$482	$1,256
Addition to (release of) allowance for losses	(11)	(774)
Total ending balance (1)	$471	$482

(1)	Agricultural loans represent less than $0.1 million of the ending allowance as of both September 30, 2015 and December 31, 2014.
The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans as of the dates indicated:

	September 30, 2015	December 31, 2014
	(in thousands)
Allowance for Credit Losses:
Individually evaluated for impairment (1)	$0	$0
Collectively evaluated for impairment (2)	471	482
Total ending balance	$471	$482

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements

	September 30, 2015	December 31, 2014
	(in thousands)
Recorded Investment (3):
Gross of reserves: individually evaluated for impairment (1)	$0	$0
Gross of reserves: collectively evaluated for impairment (2)	404,555	423,045
Total ending balance, gross of reserves	$404,555	$423,045

(1)	There were no loans individually evaluated for impairment as of both September 30, 2015 and December 31, 2014.

(2)
Agricultural loans collectively evaluated for impairment had a recorded investment of $51.1 million and $54.0 million as of September 30, 2015 and December 31, 2014, respectively, and a related allowance of less than $0.1 million for both September 30, 2015 and December 31, 2014. Uncollateralized loans collectively evaluated for impairment had a recorded investment of $2.7 million and $2.7 million as of September 30, 2015 and December 31, 2014, respectively, and no related allowance as of both September 30, 2015 and December 31, 2014.

(3)	Recorded investment reflects the balance sheet carrying value gross of related allowance.
Impaired loans include those loans for which it is probable that all amounts due will not be collected according to the contractual terms of the loan agreement. There were no impaired commercial mortgage and other loans identified in management’s specific review of probable loan losses and no related allowance for losses as of both September 30, 2015 and December 31, 2014. Impaired commercial mortgage and other loans with no allowance for losses are loans in which the fair value of the collateral or the net present value of the loans’ expected future cash flows equals or exceeds the recorded investment. See Note 2 to the Company’s Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2014, for information regarding the Company’s accounting policies for non-performing loans.
The following tables set forth certain key credit quality indicators based upon the recorded investment gross of allowance for credit losses as of the dates indicated:
Total commercial mortgage and agricultural property loans

	Debt Service Coverage Ratio - September 30, 2015
	Greater than 1.2X	1.0X to <1.2X	Less than 1.0X	Total
	(in thousands)
Loan-to-Value Ratio
0%-59.99%	$284,897	$4,042	$1,076	$290,015
60%-69.99%	100,842	460	0	101,302
70%-79.99%	8,663	1,835	0	10,498
Greater than 80%	0	0	0	0
Total commercial mortgage and agricultural property loans	$394,402	$6,337	$1,076	$401,815

	Debt Service Coverage Ratio - December 31, 2014
	Greater than 1.2X	1.0X to <1.2X	Less than 1.0X	Total
	(in thousands)
Loan-to-Value Ratio
0%-59.99%	$262,853	$4,295	$10,489	$277,637
60%-69.99%	115,708	468	0	116,176
70%-79.99%	25,034	1,458	0	26,492
Greater than 80%	0	0	0	0
Total commercial mortgage and agricultural property loans	$403,595	$6,221	$10,489	$420,305
As of both September 30, 2015 and December 31, 2014, all commercial mortgage and other loans were in current status. The Company defines current in its aging of past due commercial mortgage and other loans as less than 30 days past due.
There were no commercial mortgage and other loans in nonaccrual status as of both September 30, 2015 and December 31, 2014. Nonaccrual loans are those on which the accrual of interest has been suspended after the loans become 90 days delinquent as to principal or interest payments, or earlier when the Company has doubts about collectability and loans for which a loan-specific

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements

reserve has been established. See Note 2 to the Company’s Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2014, for further discussion regarding nonaccrual status loans.
For the three and nine months ended September 30, 2015 and 2014, there were no commercial mortgage and other loans acquired, other than those through direct origination, nor were there any commercial mortgage and other loans sold.
The Company’s commercial mortgage and other loans may occasionally be involved in a troubled debt restructuring. As of both September 30, 2015 and December 31, 2014, the Company had no significant commitments to fund to borrowers that have been involved in a troubled debt restructuring. During the three and nine months ended September 30, 2015 and 2014, there were no new troubled debt restructurings related to commercial mortgage and other loans, and no payment defaults on commercial mortgage and other loans that were modified as a troubled debt restructuring within the 12 months preceding each respective period. For additional information relating to the accounting for troubled debt restructurings, see Note 2 to the Company’s Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2014.
As of both September 30, 2015 and December 31, 2014, the Company did not have any foreclosed residential real estate property.
Net Investment Income
Net investment income for the three and nine months ended September 30, 2015 and 2014, was from the following sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Fixed maturities, available-for-sale	$28,233	$33,864	$87,876	$108,045
Trading account assets	3	1	34	31
Commercial mortgage and other loans	6,120	5,199	16,364	16,601
Policy loans	175	155	563	505
Short-term investments	126	64	227	194
Other long-term investments	(257)	1,538	3,773	4,329
Gross investment income	34,400	40,821	108,837	129,705
Less: investment expenses	(1,290)	(1,428)	(4,082)	(4,353)
Net investment income	$33,110	$39,393	$104,755	$125,352
Realized Investment Gains (Losses), Net
Realized investment gains (losses), net, for the three and nine months ended September 30, 2015 and 2014, were from the following sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Fixed maturities	$(252)	$3,899	$4,652	$4,776
Equity securities	0	0	0	1
Commercial mortgage and other loans	(75)	725	12	725
Derivatives	6,014	(5,547)	5,342	(10,791)
Realized investment gains (losses), net	$5,687	$(923)	$10,006	$(5,289)
Accumulated Other Comprehensive Income (Loss)
The balance of and changes in each component of “Accumulated other comprehensive income (loss)” for the nine months ended September 30, 2015 and 2014 are as follows:

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses) (1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2014	$(30)	$84,652	$84,622
Change in other comprehensive income before reclassifications	(39)	(29,267)	(29,306)
Amounts reclassified from AOCI	0	(4,652)	(4,652)
Income tax benefit (expense)	14	11,872	11,886
Balance, September 30, 2015	$(55)	$62,605	$62,550

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses) (1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2013	$10	$70,857	$70,867
Change in other comprehensive income before reclassifications	(33)	23,390	23,357
Amounts reclassified from AOCI	0	(4,776)	(4,776)
Income tax benefit (expense)	12	(6,516)	(6,504)
Balance, September 30, 2014	$(11)	$82,955	$82,944

(1)
Includes cash flow hedges of $13.4 million and $5.0 million as of September 30, 2015 and December 31, 2014, respectively, and $(1.0) million and $(4.0) million as of September 30, 2014 and December 31, 2013, respectively.

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
	(in thousands)
Amounts reclassified from AOCI (1)(2):
Net unrealized investment gains (losses):
Cash flow hedges—Currency/Interest rate (3)	$606	$1,540
Net unrealized investment gains (losses) on available-for-sale securities	(858)	3,112
Total net unrealized investment gains (losses) (4)	(252)	4,652
Total reclassifications for the period	$(252)	$4,652

(1)	All amounts are shown before tax.

(2)	Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.

(3)	See Note 5 for additional information on cash flow hedges.

(4)	See table below for additional information on unrealized investment gains (losses), including the impact on deferred policy acquisition and other costs and future policy benefits.
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
Net Unrealized Investment Gains and Losses on Fixed Maturity Securities on which an OTTI loss has been recognized

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs and Other Costs	Future Policy Benefits	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2014	$1	$0	$0	$16	$17
Net investment gains (losses) on investments arising during the period	(6)	0	0	2	(4)
Reclassification adjustment for (gains) losses included in net income	20	0	0	(7)	13
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	(5)	0	2	(3)
Impact of net unrealized investment (gains) losses on future policy benefits	0	0	(1)	0	(1)
Balance, September 30, 2015	$15	$(5)	$(1)	$13	$22

All Other Net Unrealized Investment Gains and Losses in AOCI

	Net Unrealized Gains (Losses) on Investments (1)	Deferred Policy Acquisition Costs and Other Costs	Future Policy Benefits	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2014	$198,922	$(59,045)	$(8,372)	$(46,870)	$84,635
Net investment gains (losses) on investments arising during the period	(49,369)	0	0	17,280	(32,089)
Reclassification adjustment for (gains) losses included in net income	(4,672)	0	0	1,635	(3,037)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	17,922	0	(6,273)	11,649
Impact of net unrealized investment (gains) losses on future policy benefits	0	0	2,192	(767)	1,425
Balance, September 30, 2015	$144,881	$(41,123)	$(6,180)	$(34,995)	$62,583

(1)	Includes cash flow hedges. See Note 5 for information on cash flow hedges.
Net Unrealized Gains (Losses) on Investments by Asset Class
The table below presents net unrealized gains (losses) on investments by asset class as of the dates indicated:

	September 30, 2015	December 31, 2014
	(in thousands)
Fixed maturity securities on which an OTTI loss has been recognized	$15	$1
Fixed maturity securities, available-for-sale—all other	129,479	191,339
Equity securities, available-for-sale	3	3
Affiliated notes	1,877	2,351
Derivatives designated as cash flow hedges (1)	13,357	4,839
Other investments	165	390
Net unrealized gains (losses) on investments	$144,896	$198,923

(1)	See Note 5 for more information on cash flow hedges.
Duration of Gross Unrealized Loss Positions for Fixed Maturities and Equity Securities

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities and equity securities have been in a continuous unrealized loss position, as of the dates indicated:

	September 30, 2015
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$0	$0	$0	$0	$0
Obligations of U.S. states and their political subdivisions	6,697	582	0	0	6,697	582
Foreign government bonds	2,632	7	0	0	2,632	7
Public utilities	33,113	699	11,631	2,043	44,744	2,742
All other corporate securities	347,527	12,946	52,280	6,296	399,807	19,242
Asset-backed securities	25,690	94	23,558	159	49,248	253
Commercial mortgage-backed securities	12,226	56	14	0	12,240	56
Residential mortgage-backed securities	546	0	0	0	546	0
Total	$428,431	$14,384	$87,483	$8,498	$515,914	$22,882
Equity securities, available-for-sale	$0	$0	$0	$0	$0	$0

	December 31, 2014
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$2,676	$10	$0	$0	$2,676	$10
Obligations of U.S. states and their political subdivisions	0	0	7,305	20	7,305	20
Foreign government bonds	4,632	4	0	0	4,632	4
Public utilities	18,222	1,321	2,174	272	20,396	1,593
All other corporate securities	260,414	4,462	9,403	429	269,817	4,891
Asset-backed securities	31,756	58	32,732	333	64,488	391
Commercial mortgage-backed securities	4,309	108	7,377	98	11,686	206
Residential mortgage-backed securities	342	6	0	0	342	6
Total	$322,351	$5,969	$58,991	$1,152	$381,342	$7,121
Equity securities, available-for-sale	$0	$0	$0	$0	$0	$0

The gross unrealized losses on fixed maturity securities as of September 30, 2015 and December 31, 2014, are composed of $14.7 million and $4.0 million related to high or highest quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $8.2 million and $3.1 million related to other than high or highest quality securities based on NAIC or equivalent rating, respectively. As of September 30, 2015, the $8.5 million of gross unrealized losses of twelve months or more were concentrated in the utility, finance, consumer non-cyclical and capital goods sectors of the Company’s corporate securities. As of December 31, 2014, the $1.2 million of gross unrealized losses of twelve months or more were concentrated in asset-backed securities and the energy and utility sectors of the Company’s corporate securities.
In accordance with its policy described in Note 2 to the Company’s Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2014, the Company concluded that an adjustment to earnings for other-than-temporary impairments for these securities was not warranted at September 30, 2015 or December 31, 2014. These conclusions are based on a detailed analysis of the underlying credit and cash flows on each security. The gross unrealized losses are primarily attributable to general credit spread widening and foreign currency exchange rate movements. As of September 30, 2015, the Company does

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements

not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before the anticipated recovery of its remaining amortized cost basis.
Securities Lending and Repurchase Agreements
In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. As of September 30, 2015, the Company had $10.0 million of securities lending transactions recorded as "Cash collateral loaned for securities," all of which were corporate securities. The remaining contractual maturity of all securities lending transactions is overnight and continuous. As of September 30, 2015, the Company had no repurchase transactions.

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

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements

	As of September 30, 2015
	Level 1	Level 2	Level 3	Netting (1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S Treasury securities and obligations of U.S. government authorities and agencies	$0	$6,395	$0	$0	$6,395
Obligations of U.S. states and their political subdivisions	0	20,491	0	0	20,491
Foreign government bonds	0	50,209	0	0	50,209
Corporate securities	0	1,838,231	117,521	0	1,955,752
Asset-backed securities	0	98,813	49,890	0	148,703
Commercial mortgage-backed securities	0	241,803	1,565	0	243,368
Residential mortgage-backed securities	0	141,343	0	0	141,343
Sub total	0	2,397,285	168,976	0	2,566,261
Trading account assets:
Equity securities	5,539	0	0	0	5,539
Sub total	5,539	0	0	0	5,539
Equity securities, available-for-sale	0	17	0	0	17
Short-term investments	318,916	526	450	0	319,892
Cash equivalents	0	0	225	0	225
Other long-term investments	0	153,491	599	(18,608)	135,482
Reinsurance recoverables	0	0	3,271,227	0	3,271,227
Receivables from parent and affiliates	0	34,620	5,755	0	40,375
Sub total excluding separate account assets	324,455	2,585,939	3,447,232	(18,608)	6,339,018
Separate account assets (2)	0	39,132,492	0	0	39,132,492
Total assets	$324,455	$41,718,431	$3,447,232	$(18,608)	$45,471,510
Future policy benefits (3)	$0	$0	$3,400,599	$0	$3,400,599
Payables to parent and affiliates	0	24,482	0	(24,482)	0
Total liabilities	$0	$24,482	$3,400,599	$(24,482)	$3,400,599

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements

	As of December 31, 2014
	Level 1	Level 2	Level 3	Netting (1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S Treasury securities and obligations of U.S. government authorities and agencies	$0	$6,336	$0	$0	$6,336
Obligations of U.S. states and their political subdivisions	0	70,789	0	0	70,789
Foreign government securities	0	37,355	0	0	37,355
Corporate securities	0	1,985,614	116,070	0	2,101,684
Asset-backed securities	0	108,487	40,524	0	149,011
Commercial mortgage-backed securities	0	302,185	0	0	302,185
Residential mortgage-backed securities	0	133,233	0	0	133,233
Sub total	0	2,643,999	156,594	0	2,800,593
Trading account assets:
Equity securities	6,131	0	0	0	6,131
Sub total	6,131	0	0	0	6,131
Equity securities, available-for-sale	0	17	0	0	17
Short-term investments	57,185	0	0	0	57,185
Cash equivalents	0	0	225	0	225
Other long-term investments	0	118,846	633	(24,288)	95,191
Reinsurance recoverables	0	0	2,996,154	0	2,996,154
Receivables from parent and affiliates	0	18,748	22,320	0	41,068
Sub total excluding separate account assets	63,316	2,781,610	3,175,926	(24,288)	5,996,564
Separate account assets (2)	0	44,101,699	0	0	44,101,699
Total assets	$63,316	$46,883,309	$3,175,926	$(24,288)	$50,098,263
Future policy benefits (3)	$0	$0	$3,112,411	$0	$3,112,411
Payables to parent and affiliates	0	21,249	0	(21,249)	0
Total liabilities	$0	$21,249	$3,112,411	$(21,249)	$3,112,411

(1)
“Netting” amounts represent cash collateral of $(5.9) million and $3.0 million as of September 30, 2015 and December 31, 2014, respectively, and the impact of offsetting asset and liability positions held with the same counterparty, subject to master netting arrangements.

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

(3)
As of September 30, 2015, the net embedded derivative liability position of $3,401 million includes $26 million of embedded derivatives in an asset position and $3,427 million of embedded derivatives in a liability position. As of December 31, 2014, the net embedded derivative liability position of $3,112 million includes $55 million of embedded derivatives in an asset position and $3,167 million of embedded derivatives in a liability position.

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
Internally-developed valuations or indicative broker quotes are also used to determine fair value in circumstances where vendor pricing is not available, or where the Company ultimately concludes that pricing information received from the independent pricing services is not reflective of market activity. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may override the information with an internally developed valuation. As of September 30, 2015

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements

and December 31, 2014 overrides on a net basis were not material. Pricing service overrides, internally-developed valuations and indicative broker quotes are generally included in Level 3 in the fair value hierarchy.
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
Derivatives classified as Level 3 include structured products. These derivatives are valued based upon models, such as Monte Carlo simulation models and other techniques, that utilize significant unobservable inputs. Level 3 methodologies are validated through periodic comparison of the Company’s fair values to external broker-dealer values. As of September 30, 2015 and December 31, 2014, there were no internally valued derivatives with the fair value classified within Level 3, and all derivatives were classified within Level 2. See Note 5 for more details on the fair value of derivative instruments by primary underlying.
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
Receivables from Parent and Affiliates – Receivables from parent and affiliates carried at fair value include affiliated bonds within the Company’s legal entity whose fair values are determined consistent with similar securities described above under “Fixed Maturity Securities” managed by affiliated asset managers.
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
Transfers between Levels 1 and 2 – Overall, transfers between levels are made to reflect changes in observability of inputs and market activity. Transfers into or out of any level are generally reported as the value as of the beginning of the quarter in which the transfers occur for any such assets still held at the end of the quarter. Periodically there are transfers between Level 1 and Level 2 for assets held in the Company’s Separate Account. During both the three and nine months ended September 30, 2015, there were no transfers between Level 1 and Level 2. During the three months ended September 30, 2014, there were no transfers between Level 1 and Level 2. During the nine months ended September 30, 2014, $7 million was transferred from Level 1 to Level 2.
Level 3 Assets and Liabilities by Price Source – The tables below present the balances of Level 3 assets and liabilities measured at fair value with their corresponding pricing sources.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements

	As of September 30, 2015
	Internal (1)	External (2)	Total
	(in thousands)
Corporate securities	$102,521	$15,000	$117,521
Asset-backed securities	0	49,890	49,890
Short-term investments	450	0	450
Commercial mortgage-backed securities	0	1,565	1,565
Cash equivalents	225	0	225
Other long-term investments	0	599	599
Reinsurance recoverables	3,271,227	0	3,271,227
Receivables from parent and affiliates	0	5,755	5,755
Total assets	$3,374,423	$72,809	$3,447,232
Future policy benefits	$3,400,599	$0	$3,400,599
Total liabilities	$3,400,599	$0	$3,400,599

	As of December 31, 2014
	Internal (1)	External (2)	Total
	(in thousands)
Corporate securities	$99,209	$16,861	$116,070
Asset-backed securities	0	40,524	40,524
Cash equivalents	225	0	225
Other long-term investments	0	633	633
Reinsurance recoverables	2,996,154	0	2,996,154
Receivables from parent and affiliates	0	22,320	22,320
Total assets	$3,095,588	$80,338	$3,175,926
Future policy benefits	$3,112,411	$0	$3,112,411
Total liabilities	$3,112,411	$0	$3,112,411

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

	As of September 30, 2015
	Fair Value	Primary Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value (1)
	(in thousands)
Assets:
Corporate securities	$102,521	Discounted cash flow	Discount rate	3.45%	14.99%	3.81%	Decrease
Reinsurance recoverables	$3,271,227	Fair values are determined in the same manner as future policy benefits
Liabilities:
Future policy benefits (2)	$3,400,599	Discounted cash flow	Lapse rate (3)	0%	14%		Decrease
			NPR spread (4)	0.03%	1.85%		Decrease
			Utilization rate (5)	63%	95%		Increase
			Withdrawal rate (6)	74%	100%		Increase
			Mortality rate (7)	0%	14%		Decrease
			Equity volatility curve	20%	29%		Increase

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements

	As of December 31, 2014
	Fair Value	Primary Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value (1)
	(in thousands)
Assets:
Corporate securities	$99,209	Discounted cash flow	Discount rate	3.55%	11.75%	3.96%	Decrease
Reinsurance recoverables	$2,996,154	Fair values are determined in the same manner as future policy benefits
Liabilities:
Future policy benefits (2)	$3,112,411	Discounted cash flow	Lapse rate (3)	0%	14%		Decrease
			NPR spread (4)	0%	1.30%		Decrease
			Utilization rate (5)	63%	95%		Increase
			Withdrawal rate (6)	74%	100%		Increase
			Mortality rate (7)	0%	14%		Decrease
			Equity volatility curve	17%	28%		Increase

(1)	Conversely, the impact of a decrease in input would have the opposite impact for the fair value as that presented in the table.

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

(6)
The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions may vary based on the product type, contractholder age, tax status and withdrawal timing. The fair value of the liability will generally increase the closer the withdrawal rate is to 100%.

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

	Three Months Ended September 30, 2015
	Fixed Maturities Available-For-Sale
	Corporate Securities	Asset- Backed Securities	Commercial Mortgage- Backed Securities	Short-Term Investments	Cash Equivalents	Other Long- term Investments	Reinsurance Recoverables
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$117,483	$43,441	$0	$300	$225	$638	$2,213,966
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(17)	4	0	0	0	0	1,000,406
Asset management fees and other income	0	0	0	0	0	(27)	0
Included in other comprehensive income (loss)	(1,178)	(154)	0	0	0	0	0
Net investment income	1,325	16	0	0	0	11	0
Purchases	16,179	1,099	1,565	150	0	19	56,855
Sales	(14,935)	(1,750)	0	0	0	0	0
Issuances	0	0	0	0	0	0	0
Settlements	(1,336)	(2,074)	0	0	0	(42)	0
Transfers into Level 3 (1)	0	15,253	0	0	0	0	0
Transfers out of Level 3 (1)	0	(5,945)	0	0	0	0	0
Fair Value, end of period assets/(liabilities)	$117,521	$49,890	$1,565	$450	$225	$599	$3,271,227
Unrealized gains (losses) for assets still held (2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0	$0	$1,017,556
Asset management fees and other income	$0	$0	$0	$0	$0	$(27)	$0

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements

	Three Months Ended September 30, 2015
	Receivables from Parent and Affiliates	Future Policy Benefits
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$4,777	$(2,300,419)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	(1,041,737)
Asset management fees and other income	0	0
Included in other comprehensive income (loss)	9	0
Net investment income	0	0
Purchases	0	0
Sales	0	0
Issuances	0	(58,443)
Settlements	0	0
Transfers into Level 3 (1)	2,962	0
Transfers out of Level 3 (1)	(1,993)	0
Fair Value, end of period assets/(liabilities)	$5,755	$(3,400,599)
Unrealized gains (losses) for assets/liabilities still held (2):
Included in earnings:
Realized investment gains (losses), net	$0	$(1,059,644)
Asset management fees and other income	$0	$0

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements

	Nine Months Ended September 30, 2015
	Fixed Maturities Available-For-Sale
	Corporate Securities	Asset- Backed Securities	Commercial Mortgage- Backed Securities	Short-Term Investments	Cash Equivalents	Other Long-term Investments	Reinsurance Recoverables
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$116,070	$40,524	$0	$0	$225	$633	$2,996,154
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	45	3	0	0	0	0	103,031
Asset management fees and other income	0	0	0	0	0	(22)	0
Included in other comprehensive income (loss)	(1,741)	57	0	0	0	0	0
Net investment income	3,911	27	0	0	0	18	0
Purchases	48,786	8,970	1,565	450	0	19	172,042
Sales	(45,364)	(9,634)	0	0	0	0	0
Issuances	0	0	0	0	0	0	0
Settlements	(2,459)	(3,212)	0	0	0	(49)	0
Transfers into Level 3 (1)	0	26,021	0	0	0	0	0
Transfers out of Level 3 (1)	(1,727)	(12,866)	0	0	0	0	0
Fair Value, end of period assets/(liabilities)	$117,521	$49,890	$1,565	$450	$225	$599	$3,271,227
Unrealized gains (losses) for assets still held (2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0	$0	$177,725
Asset management fees and other income	$0	$0	$0	$0	$0	$(22)	$0

	Nine Months Ended September 30, 2015
	Receivables from Parent and Affiliates	Future Policy Benefits
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$22,320	$(3,112,411)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	(108,798)
Asset management fees and other income	0	0
Included in other comprehensive income (loss)	(179)	0
Net investment income	0	0
Purchases	0	0
Sales	0	0
Issuances	0	(179,390)
Settlements	0	0
Transfers into Level 3 (1)	4,948	0
Transfers out of Level 3 (1)	(21,334)	0
Fair Value, end of period assets/(liabilities)	$5,755	$(3,400,599)
Unrealized gains (losses) for assets/liabilities still held (2):
Included in earnings:
Realized investment gains (losses), net	$0	$(186,067)
Asset management fees and other income	$0	$0

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements

	Three Months Ended September 30, 2014
	Fixed Maturities Available-For-Sale
	Corporate Securities	Asset Backed Securities	Commercial Mortgage- Backed Securities	Cash Equivalents	Other Long- Term Investments
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$102,008	$74,301	$0	$400	$536
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	149	0	0	0	0
Asset management fees and other income	0	0	0	0	(17)
Included in other comprehensive income (loss)	(996)	94	0	0	0
Net investment income	1,265	28	0	0	0
Purchases	2,122	0	7,070	0	109
Sales	(202)	0	0	0	0
Issuances	0	0	0	0	0
Settlements	(400)	(10,260)	0	0	0
Transfers into Level 3 (1)	0	0	0	0	0
Transfers out of Level 3 (1)	0	(1,263)	0	0	0
Fair Value, end of period assets/(liabilities)	$103,946	$62,900	$7,070	$400	$628
Unrealized gains (losses) for assets still held (2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0
Asset management fees and other income	$0	$0	$0	$0	$(17)

	Three Months Ended September 30, 2014
	Reinsurance Recoverables	Receivables from Parent and Affiliates	Future Policy Benefits
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$1,594,311	$27,762	$(1,662,957)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	578,588	(1)	(592,334)
Asset management fees and other income	0	0	0
Included in other comprehensive income (loss)	0	(292)
Net investment income	0	0	0
Purchases	58,581	0	0
Sales	0	0	0
Issuances	0	0	(61,450)
Settlements	0	0	0
Transfers into Level 3 (1)	0	0	0
Transfers out of Level 3 (1)	0	(4,943)
Fair Value, end of period assets/(liabilities)	$2,231,480	$22,526	$(2,316,741)
Unrealized gains (losses) for assets/liabilities still held (2):
Included in earnings:
Realized investment gains (losses), net	$592,438	$0	$(606,724)
Asset management fees and other income	$0	$0	$0

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements

	Nine Months Ended September 30, 2014
	Fixed Maturities Available-For-Sale
	Corporate Securities	Asset Backed Securities	Commercial Mortgage- Backed Securities	Trading Account Assets - Equity Securities	Equity Securities Available-for-Sale
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$96,796	$63,789	$0	$313	$192
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	149	0	0	0	0
Asset management fees and other income	0	0	0	15	0
Included in other comprehensive income (loss)	(513)	394	(83)	0	0
Net investment income	3,738	110	0	0	0
Purchases	5,362	14,933	52,518	0	0
Sales	(202)	0	0	0	(192)
Issuances	0	0	0	0	0
Settlements	(1,384)	(39,600)	0	(328)	0
Transfers into Level 3 (1)	0	28,152	0	0	0
Transfers out of Level 3 (1)	0	(4,878)	(45,365)	0	0
Fair Value, end of period assets/(liabilities)	$103,946	$62,900	$7,070	$0	$0
Unrealized gains (losses) for assets still held (2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0
Asset management fees and other income	$0	$0	$0	$15	$0

	Nine Months Ended September 30, 2014
	Cash Equivalents	Other Long- Term Investments	Reinsurance Recoverables	Receivables from Parent and Affiliates	Future Policy Benefits
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$0	$486	$748,005	$6,347	$(778,226)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	1,307,462	0	(1,353,916)
Asset management fees and other income	0	(19)	0	0	0
Included in other comprehensive income (loss)	0	0	0	(213)	0
Net investment income	0	0	0	0	0
Purchases	400	166	176,013	19,350	0
Sales	0	0	0	0	0
Issuances	0	0	0	0	(184,599)
Settlements	0	(5)	0	0	0
Transfers into Level 3 (1)	0	0	0	1,985	0
Transfers out of Level 3 (1)	0	0	0	(4,943)	0
Fair Value, end of period assets/(liabilities)	$400	$628	$2,231,480	$22,526	$(2,316,741)
Unrealized gains (losses) for assets/liabilities still held (2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$1,327,516	$0	$(1,374,751)
Asset management fees and other income	$0	$(19)	$0	$0	$0

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements

(1)	Transfers into or out of any level are generally reported as the value as of the beginning of the quarter in which the transfer occurs for any such assets still held at the end of the quarter.

(2)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
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

	September 30, 2015
	Fair Value				Carrying Amount (1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$2,829	$419,925	$422,754	$404,084
Policy loans	0	0	12,718	12,718	12,718
Other long-term investments	0	0	3,046	3,046	2,740
Cash and cash equivalents	197	0	0	197	197
Accrued investment income		26,929		26,929	26,929
Receivables from parent and affiliates		24,347		24,347	24,348
Other assets		1,529	0	1,529	1,529
Total assets	$197	$55,634	$435,689	$491,520	$472,545
Liabilities:
Policyholders’ account balances - investment contracts	$0	$0	$104,973	$104,973	$104,582
Cash collateral for loaned securities		9,970		9,970	9,970
Payables to parent and affiliates		27,155		27,155	27,155
Other liabilities		81,827		81,827	81,827
Separate account liabilities - investment contracts	0	325	0	325	325
Total liabilities	$0	$119,277	$104,973	$224,250	$223,859

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements

	December 31, 2014
	Fair Value				Carrying Amount (1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$2,779	$447,157	$449,936	$422,563
Policy loans	0	0	13,355	13,355	13,355
Other long-term investments	0	0	2,639	2,639	2,238
Cash and cash equivalents	369	0	0	369	369
Accrued investment income	0	25,008	0	25,008	25,008
Receivables from parent and affiliates	0	10,367	0	10,367	10,367
Other assets	0	1,009	0	1,009	1,009
Total assets	$369	$39,163	$463,151	$502,683	$474,909
Liabilities:
Policyholders’ account balances - investment contracts	$0	$0	$91,217	$91,217	$92,663
Cash collateral for loaned securities	0	5,285	0	5,285	5,285
Short-term debt	0	54,354	0	54,354	54,354
Payables to parent and affiliates	0	37,415	0	37,415	37,415
Other liabilities	0	89,956	0	89,956	89,956
Separate account liabilities - investment contracts	0	487	0	487	487
Total liabilities	$0	$187,497	$91,217	$278,714	$280,160

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
Other Long-Term Investments
Other long-term investments include investments in joint ventures and limited partnerships. The estimated fair values of these cost method investments are generally based on the Company’s share of the NAV as provided in the financial statements of the investees. In certain circumstances, management may adjust the NAV by a premium or discount when it has sufficient evidence to support applying such adjustments. No such adjustments were made as of September 30, 2015 and December 31, 2014.
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

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements

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

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements

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

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements

	September 30, 2015			December 31, 2014
		Gross Fair Value			Gross Fair Value
Primary Underlying	Notional	Assets	Liabilities	Notional	Assets	Liabilities
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Foreign Currency Swaps	$97,184	$13,886	$0	$83,412	$5,555	$(654)
Total Qualifying Hedges	$97,184	$13,886	$0	$83,412	$5,555	$(654)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$2,002,750	$109,080	$(16,592)	$1,902,750	$92,507	$(18,480)
Interest Rate Options	0	0	0	100,000	10,736	0
Foreign Currency
Foreign Currency Forwards	2,811	17	0	0	0	0
Currency/Interest Rate
Foreign Currency Swaps	53,732	10,037	0	57,011	4,363	(5)
Credit
Credit Default Swaps	0	0	0	1,200	0	(43)
Equity
Total Return Swaps	216,027	8,479	0	220,986	1,937	0
Equity Options	11,784,960	11,992	(7,890)	6,842,242	3,748	(2,067)
Total Non-Qualifying Hedges	$14,060,280	$139,605	$(24,482)	$9,124,189	$113,291	$(20,595)
Total Derivatives (1)	$14,157,464	$153,491	$(24,482)	$9,207,601	$118,846	$(21,249)

(1)
Excludes embedded derivatives which contain multiple underlyings. The fair value of these embedded derivatives was a net liability of $3,401 million and $3,112 million as of September 30, 2015 and December 31, 2014, respectively, included in “Future policy benefits.” The fair value of the embedded derivatives related to the reinsurance of certain of these benefits to Pruco Re and Prudential Insurance included in “Reinsurance recoverables” was an asset of $3,271 million and $2,996 million as of September 30, 2015 and December 31, 2014, respectively. See Note 7 for additional information on these reinsurance agreements.

Offsetting Assets and Liabilities
The following table presents recognized derivative instruments (excluding embedded derivatives and associated reinsurance recoverables) that are offset in the Unaudited Interim Statements of Financial Position, and/or are subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in the Unaudited Interim Statements of Financial Position.

	September 30, 2015
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$153,491	$(18,608)	$134,883	$(131,034)	$3,849
Offsetting of Financial Liabilities:
Derivatives	$24,482	$(24,482)	$0	$0	$0

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements

	December 31, 2014
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$118,846	$(24,288)	$94,558	$(82,602)	$11,956
Offsetting of Financial Liabilities:
Derivatives	$21,249	$(21,249)	$0	$0	$0

(1)	Amounts exclude the excess of collateral received/pledged from/to the counterparty.

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

	Three Months Ended September 30, 2015
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$168	$438	$3,282
Total cash flow hedges	0	168	438	3,282
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	38,809	0	0	0
Currency	13	0	0	0
Currency/Interest Rate	1,997	0	41	0
Credit	(1)	0	0	0
Equity	15,977	0	0	0
Embedded Derivatives	(50,781)	0	0	0
Total non-qualifying hedges	6,014	0	41	0
Total	$6,014	$168	$479	$3,282

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements

	Nine Months Ended September 30, 2015
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$415	$563	$8,518
Total cash flow hedges	0	415	563	8,518
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	24,613	0	0	0
Currency	31	0	0	0
Currency/Interest Rate	7,212	0	143	0
Credit	(3)	0	0	0
Equity	11,104	0	0	0
Embedded Derivatives	(37,615)	0	0	0
Total non-qualifying hedges	5,342	0	143	0
Total	$5,342	$415	$706	$8,518

	Three Months Ended September 30, 2014
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$(3)	$80	$5,080
Total cash flow hedges	0	(3)	80	5,080
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	14,059	0	0	0
Currency	0	0	0	0
Currency/Interest Rate	3,546	0	47	0
Credit	0	0	0	0
Equity	414	0	0	0
Embedded Derivatives	(23,566)	0	0	0
Total non-qualifying hedges	(5,547)	0	47	0
Total	$(5,547)	$(3)	$127	$5,080

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements

	Nine Months Ended September 30, 2014
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$(20)	$63	$4,657
Total cash flow hedges	0	(20)	63	4,657
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	77,657	0	0	0
Currency	0	0	0	0
Currency/Interest Rate	3,332	0	55	0
Credit	(11)	0	0	0
Equity	(15,568)	0	0	0
Embedded Derivatives	(76,201)	0	0	0
Total non-qualifying hedges	(10,791)	0	55	0
Total	$(10,791)	$(20)	$118	$4,657

(1)	Amounts deferred in AOCI.

For the three and nine months ended September 30, 2015 and 2014, the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations. Also, there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.
Presented below is a rollforward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in thousands)
Balance, December 31, 2014	$4,839
Net deferred gains (losses) on cash flow hedges from January 1 to September 30, 2015	10,058
Amounts reclassified into current period earnings	(1,540)
Balance, September 30, 2015	$13,357
As of September 30, 2015 and 2014, the Company did not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 18 years. Income amounts deferred in AOCI as a result of cash flow hedges are included in "Net unrealized investment gains (losses)" within OCI in the Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

Credit Derivatives
The Company has no exposure from credit derivatives where it has written credit protection as of September 30, 2015 and December 31, 2014.As of September 30, 2015, the Company has no open positions where it has purchased credit protection using credit derivatives in order to hedge specific credit exposure in the Company's investment portfolio. As of December 31, 2014, the Company had $1 million of outstanding notional amounts, reported at fair value as a liability of less than $1 million.

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
Under fair value measurements, the Company incorporates the market’s perception of its own and the counterparty’s non-performance risk in determining the fair value of the portion of its OTC derivative assets and liabilities that are uncollateralized. Credit spreads are applied to the derivative fair values on a net basis by counterparty. To reflect the Company’s own credit spread, a proxy based on relevant debt spreads is applied to OTC derivative net liability positions. Similarly, the Company’s counterparty’s credit spread is applied to OTC derivative net asset positions.

6.    COMMITMENTS, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS
Commitments
The Company had made commitments to fund $54 million of commercial loans as of September 30, 2015. The Company also made commitments to purchase or fund investments, mostly private fixed maturities, of $19 million as of September 30, 2015.
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
The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed, including matters discussed below. The Company estimates that as of September 30, 2015, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $3 million. This estimate is not an indication of expected loss, if any, or the Company’s maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.
A discussion of litigation and regulatory matters is provided in Note 12 to the Company’s Financial Statements on Form 10-K for the year ended December 31, 2014. There have been no significant changes in such matters through the date of this filing.
The Company’s litigation and regulatory matters are subject to many uncertainties, and given their complexity and scope, their outcome cannot be predicted. It is possible that the Company’s results of operations or cash flows in a particular quarterly or annual

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements

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
The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses also include allocations of stock compensation expenses related to a stock option program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock option program and deferred compensation program was less than $1 million for the three months ended September 30, 2015 and 2014, and less than $1 million for the nine months ended September 30, 2015 and 2014.
The Company is charged for its share of employee benefits expenses. These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Some of these benefits are based on earnings and length of service. Other benefits are based on an account balance, which takes into consideration age, service and earnings during career. The Company’s share of net expense for the pension plans was less than $1 million for the three months ended September 30, 2015 and 2014, and $1 million for the nine months ended September 30, 2015 and 2014.
Prudential Insurance sponsors voluntary savings plans for its employees' 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The expense charged to the Company for the matching contribution to the 401(k) plans was less than $1 million for the three months ended September 30, 2015 and 2014, and less than $1 million for the nine months ended September 30, 2015 and 2014.
Affiliated Asset Administration Fee Income
In accordance with a revenue sharing agreement with AST Investment Services, Inc. (“ASTISI”), and Prudential Investments LLC (“Prudential Investments”), the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust and The Prudential Series Fund. Income received from ASTISI and Prudential Investments related to this agreement was $37 million and $56 million for the three months ended September 30, 2015 and 2014, respectively, and $143 million and $167 million for the nine months ended September 30, 2015 and 2014, respectively. These revenues are recorded as “Asset administration fees and other income” in the Unaudited Interim Statements of Operations and Comprehensive Income (Loss).
Affiliated Investment Management Expenses
In accordance with an agreement with Prudential Investment Management, Inc. (“PIMI”), the Company pays investment management expenses to PIMI who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PIMI related to this agreement were $1 million for the three months ended September 30, 2015 and 2014, and $4 million for the nine months ended September 30, 2015 and 2014. These expenses are recorded as “Net investment income” in the Unaudited Interim Statements of Operations and Comprehensive Income (Loss).
Cost Allocation Agreements with Affiliates
Certain operating costs (including rental of office space, furniture, and equipment) have been charged to the Company at cost by Prudential Annuities Information Services and Technology Corporation (“PAIST”), an affiliated company. PALAC signed a written

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements

service agreement with PAIST for these services executed and approved by the Connecticut Insurance Department in 1995. This agreement automatically continues in effect from year to year and may be terminated by either party upon 30 days written notice.
Allocated lease expense was $2 million and $1 million for the three months ended September 30, 2015 and 2014, respectively, and $2 million and $3 million for the nine months ended September 30, 2015 and 2014, respectively. Allocated sub-lease rental income, recorded as a reduction to lease expense was less than $1 million for both the three months ended September 30, 2015 and 2014, and less than $1 million for both the nine months ended September 30, 2015 and 2014.
The Company pays commissions and certain other fees to PAD in consideration for PAD’s marketing and underwriting of the Company’s products. Commissions and fees are paid by PAD to broker-dealers who sold and service the Company’s products. Commissions and fees paid by the Company to PAD were $29 million and $45 million for the three months ended September 30, 2015 and 2014, respectively, and $114 million and $134 million for the nine months ended September 30, 2015 and 2014, respectively.
Debt Agreements
Short-term and Long-term Debt
The Company is authorized to borrow funds up to $2 billion from Prudential Financial and its affiliates to meet its capital and other funding needs. The Company had debt of $0 million and $54 million outstanding with Prudential Funding, LLC as of September 30, 2015 and December 31, 2014, respectively. Total interest expense on debt with Prudential Funding, LLC and Prudential Financial was less than $1 million for the three months ended September 30, 2015 and 2014, and less than $1 million for the nine months ended September 30, 2015 and 2014.
In December 2014 the Company paid off the remaining $200 million short-term portion of the long-term debt. Total interest expense on debt with Prudential Financial was $0 million and $2 million for the three months ended September 30, 2015 and 2014, respectively, and $0 million and $7 million for the nine months ended September 30, 2015 and 2014, respectively.

Reinsurance Agreements
The Company uses reinsurance as part of its risk management and capital management strategies for certain of its optional living benefit features. Fees ceded under these agreements are included in “Realized investment gains (losses), net” on the Unaudited Interim Statements of Operations and Comprehensive Income (Loss). The Company ceded fees of $66 million and $68 million to Pruco Re for the three months ended September 30, 2015 and 2014, respectively, and $204 million and $206 million for the nine months ended September 30, 2015 and 2014, respectively. The Company ceded fees of less than $1 million to Prudential Insurance for the three months ended September 30, 2015 and 2014, and less than $1 million for the nine months ended September 30, 2015 and 2014. The Company’s reinsurance payables related to affiliated reinsurance were $24 million and $25 million as of September 30, 2015 and December 31, 2014, respectively.
The Company’s reinsurance recoverables related to affiliated reinsurance were $3,272 million and $2,997 million as of September 30, 2015 and December 31, 2014, respectively. The assets are reflected in “Reinsurance recoverables” in the Company’s Unaudited Interim Statements of Financial Position. Realized gains (losses) were $991 million and $569 million for the three months ended September 30, 2015 and 2014, respectively, and $71 million and $1,278 million for the nine months ended September 30, 2015 and 2014, respectively. Changes in realized gains (losses) for the 2015 and 2014 periods were primarily due to changes in market conditions in each respective period.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Prudential Annuities Life Assurance Corporation (“PALAC” or the “Company”) as of September 30, 2015, compared with December 31, 2014, and its results of operations for the three and nine months ended September 30, 2015 and 2014. You should read the following analysis of our financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Regulatory Developments

In April 2015, the U.S. Department of Labor (“DOL”) released a proposed regulation accompanied by new class exemptions and proposed amendments to long-standing exemptions from the prohibited transaction provisions under the Employee Retirement Income Security Act of 1974 (“ERISA”). The initial comment period for the proposed rules ended on July 21, 2015. After hearings in August 2015, the DOL re-opened the comment period until September 24, 2015. It is expected that the DOL will seek to promulgate final rules in 2016. If enacted, the rules will redefine who would be considered a “fiduciary” for purposes of transactions with qualified plans, plan participants and Individual Retirement Accounts (“IRAs”). We cannot predict the exact nature and scope of any new final rules or their impact on our business; however, the new rules may effectively impose limits on interactions with existing and prospective customers in our individual annuities business, and increase compliance costs.

Prudential Financial, Inc. (“Prudential Financial”) is required as a non-bank financial company (a “Designated Financial Company”) designated for supervision under the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), to submit to the Board of Governors of the Federal Reserve System (“FRB”) and the Federal Deposit Insurance Corporation (“FDIC”) an annual plan for rapid and orderly resolution in the event of severe financial distress. Prudential Financial submitted its initial resolution plan in June 2014, and was advised by the FRB and the FDIC in September 2014 that the plan was “not incomplete”, the standard for an initial plan. In July 2015, the FRB and the FDIC provided feedback to Prudential Financial, as well as to the other two Designated Financial Companies which filed initial plans in 2014, on their respective resolution plans. The FRB and FDIC also provided guidance on common areas that should be addressed in preparing the resolution plans to be submitted by December 31, 2015.

The Financial Stability Board (“FSB”), consisting of representatives of financial authorities from over 20 nations and global institutions, has identified Prudential Financial as a global systemically important insurer (“G-SII”) that is to be subject to enhanced regulation. The International Association of Insurance Supervisors (“IAIS”), acting at the direction of the FSB, has released two group-wide capital standards applicable to G-SIIs. The basic capital requirement (“BCR”), which was released in October 2014, is a globally consistent and comparable baseline capital metric. The higher loss absorbency (“HLA”) standard, which was released in October 2015, establishes a capital buffer to be held in addition to the BCR. As a standard setting body, the IAIS does not have direct authority to require G-SIIs to comply with the BCR and HLA standards; however, if they are adopted by group supervisory authorities in the U.S., Prudential Financial could become subject to these standards. Voluntary confidential reporting of BCR and HLA results to supervisors through IAIS Field Testing will begin in 2016 and will serve as a component of the IAIS process to refine the standards. Prudential Financial’s capital level is expected to be above the initial calibration for both standards. The IAIS anticipates their process to develop global group wide capital standards will lead to changes to the HLA design and calibration prior to the proposed implementation in 2019. We will continue to evaluate the potential impact the standards and any revisions could have on the Company.

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
Effective February 25, 2013, the Advanced Series Trust (“AST”) adopted a Rule 12b-1 Plan under the Investment Company Act of 1940 with respect to most of the AST portfolios that are offered through the Company’s variable annuity and variable life insurance products. Under the Rule 12b-1 Plan, AST pays an affiliate of the Company for distribution and administrative services. In June 2015, AST received shareholder approval to amend the Rule 12b-1 Plan. Effective July 1, 2015, there was an increase in the amount AST pays the Company's affiliate for distribution and administrative services. However, there was also a reduction in management fees. In addition, due to the revised Rule 12b-1 Plan, the asset administration fees received by the Company from AST Investment Services, Inc., and related distribution expenses of the Company, have decreased.
Results for the nine months ended September 30, 2015, and for the three and nine months ended September 30, 2014, reflect the impacts of our annual reviews and updates of assumptions, which we performed in the second quarter of 2015 and the third quarter of 2014, respectively. Results for the three months ended September 30, 2015 do not reflect an impact from an annual review.

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
Our risk management strategy helps to limit our exposure to certain of these risks primarily through a combination of product design elements, our living benefits hedging program and affiliated reinsurance arrangements. The product design elements we utilize for certain products include, among others, asset allocation restrictions, minimum issuance age requirements, certain limitations on the amount of subsequent contractholder deposits and an asset transfer feature. The objective of the asset transfer feature is to help mitigate our exposure to equity market risk and market volatility by transferring assets between certain variable investment sub-accounts selected by the annuity contractholder, and investments that are expected to be more stable (e.g., a bond fund sub-account within the separate account or a fixed-rate account within the general account). The transfers are based on the static mathematical formula used with the particular optional benefit which considers a number of factors, including, but not limited to, the impact of investment performance on the contractholder’s total account value. This occurs at the contractholder level, rather than at the fund level, which we believe enhances our risk mitigation. As of September 30, 2015, approximately $34.5 billion or 84% of total variable annuity account values contain a living benefit feature, compared to approximately $38.5 billion or 83% as of December 31, 2014. As of September 30, 2015, approximately $27.5 billion or 80% of variable annuity account values with living benefit features included an asset transfer feature in the product design, compared to approximately $30.4 billion or 79% as of December 31, 2014.
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
The near-term future equity rate of return assumptions used in evaluating DAC and DSI for our domestic variable annuity products are derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15%, we use our maximum future rate of return. As of September 30, 2015, we assume an 8.0% long-term equity expected rate of return and a 7.3% near-term mean reversion equity rate of return.
The weighted average rate of return assumptions consider many factors, including asset durations, asset allocations and other factors. We generally update the near-term equity rate of return and our estimate of total gross profits each quarter to reflect the result of the reversion to the mean approach. We generally update the future interest rates used to project fixed income returns annually and in any quarter when interest rates vary significantly from these assumptions. These market performance related adjustments to our estimate of total gross profits result in cumulative adjustments to prior amortization, reflecting the application of the new required rate of amortization to all prior periods’ gross profits.
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
Changes in Financial Position
September 30, 2015 versus December 31, 2014
Total assets decreased by $5.2 billion from $52.5 billion at December 31, 2014 to $47.3 billion at September 30, 2015. Separate account assets decreased $5.0 billion primarily driven by net outflows on the runoff block, unfavorable market performance, policy charges, and the impact of the asset transfer feature which moved contractholder account values from the separate account to the general account due to unfavorable markets in 2015. DAC and DSI decreased $0.5 billion primarily resulting from the impact of the embedded derivatives and related hedge positions and base amortization. Reinsurance recoverables increased $0.3 billion related to the reinsured liability for living benefit embedded derivatives primarily resulting from an increase in the present value of future expected benefit payments driven by declining interest rates.
Total liabilities decreased by $4.8 billion, from $50.8 billion at December 31, 2014 to $46.0 billion at September 30, 2015. Separate account liabilities decreased $5.0 billion offsetting the decrease in separate account assets above. Policyholders’ account balances decreased $0.1 billion primarily driven by account value runoff due to contractholder surrenders partially offset by the impact of the asset transfer feature which moved contractholder account values from the separate account to the general account. Partially offsetting the above decrease was an increase in Future policy benefits and other policyholder liabilities of $0.3 billion primarily driven by the mark-to-market of the liability for living benefit embedded derivatives, as discussed above.

Total equity decreased by $0.3 billion from $1.7 billion at December 31, 2014 to $1.4 billion at September 30, 2015, reflecting the second quarter 2015 dividend of $0.3 billion.
Results of Operations
Income from Operations before Income Taxes
2015 versus 2014 Three Month Comparison.

Income from operations before income taxes decreased $231 million from $111 million in the third quarter of 2014 to a loss of $120 million in the third quarter of 2015. Excluding the impacts of changes in the estimated profitability of the business, as discussed below, income from operations before income taxes increased $6 million. The increase was primarily related to lower base DAC amortization due to lower gross profits and favorable variance on the mark-to-market of our non-reinsured living benefit features and related hedge positions, partially offset by lower net fees driven by lower average separate account assets due to runoff of the business.

The impacts of changes in the estimated profitability of the business include adjustments to the amortization of DAC and other costs and to reserves, resulted in a net charge of $224 million in the third quarter of 2015. The net charge primarily reflects the impact of NPR gains due to declining interest rates and unfavorable equity performance. The net benefit of $13 million in the third quarter of 2014 primarily reflects an annual review and update of assumptions, partially offset by NPR gains in the third quarter of 2014 due to NPR spread widening and lower interest rates.

2015 versus 2014 Nine Month Comparison.

Income from operations before income taxes decreased $263 million from $273 million in the first nine months of 2014 to $10 million in the first nine months of 2015. Excluding the impacts of changes in the estimated profitability of the business, as discussed below, income from operations before income taxes increased $19 million. The increase was primarily related to lower base DAC amortization due to lower gross profits, lower net general and administrative expenses driven by a lower allocation of operating expenses due to business runoff and a favorable variance on the mark-to-market of our non-reinsured living benefit features and related hedge positions, partially offset by lower net fees driven by lower average separate account asset values due to runoff of the business.

The impacts of changes in the estimated profitability of the business include adjustments to the amortization of DAC and other costs and to reserves, resulted in a net charge of $304 million for the first nine months of 2015. The net charge primarily reflects NPR gains due to spread widening and declining interest rates. The first nine months of 2015 had a benefit related to our annual review and update of assumptions, driven by modifications to both our actuarial and economic assumptions. The net charge of $22 million for the first nine months of 2014 primarily reflects NPR gains due to declining interest rates and the impact of lower expected rates of return on fixed income investments within contractholder accounts and on future expected claims relative to our assumptions, which more than offset favorable equity performance. Partially offsetting the charges above, was a benefit related to our annual review and update of assumptions, driven by modifications to both our actuarial and economic assumptions.
Revenues, Benefits and Expenses
2015 versus 2014 Three Month Comparison.

Revenues decreased $39 million. Excluding the $5 million impact of changes in the estimated profitability of the business, as discussed above, revenues decreased $44 million driven by an unfavorable variance in policy charges and fee income and asset administration fees and other income of $39 million primarily due to lower average separate account assets and the changes to the Rule 12b-1 Plan, as discussed above.

Benefits and expenses increased $192 million. Excluding the $242 million impacts of the amortization of DAC and other costs and to the reserves for the GMDB and GMIB features as discussed above, benefits and expenses decreased $50 million. The decrease was driven by a decline in general, administrative and other expenses of $28 million due to reduced expense allocations and lower distribution costs driven by lower average separate account values due to runoff of the business and the changes to the Rule 12b-1 Plan, as discussed above. DAC amortization and interest credited to policyholders’ account balances, decreased $20 million primarily due to lower base DAC and DSI amortization driven by lower gross profits, and interest expense decreased $2 million due to a repayment of debt in the fourth quarter of 2014.

2015 versus 2014 Nine Month Comparison.

Revenues decreased $75 million. Excluding the $5 million impact of changes in the estimated profitability of the business, as discussed above, revenues decreased $80 million driven by an unfavorable variance in policy charges and fee income and asset administration fees and other income of $68 million primarily due to lower average separate account assets and the changes to the Rule 12b-1 Plan, as discussed above. Net investment income decreased $21 million primarily as a result of lower portfolio reinvestment yields and lower average annuity account values in the general account. Offsetting the above was a favorable variance in realized gains and losses of $10 million primarily due to differences between the mark-to-market of the non-reinsured portion of the living benefit embedded derivative liability and related hedge positions, as discussed above.

Benefits and expenses increased $187 million. Excluding the $287 million impacts of the amortization of DAC and other costs and to the reserves for the GMDB and GMIB features, as discussed above, benefits and expenses decreased $100 million. The decrease was driven by a decline in general, administrative and other expenses of $46 million due to reduced expense allocations and lower distribution costs driven by lower average separate account values due to runoff of the business and the changes to the Rule 12b-1 Plan, as discussed above. DAC amortization and interest credited to policyholders’ account balances, decreased $46 million primarily due to lower base DAC and DSI amortization driven by lower gross profits, and interest expense decreased $7 million due to a repayment of debt in the fourth quarter of 2014.
Income Taxes

The income tax provision amounted to an expense of $5 million and $42 million for the nine months ended September 30, 2015 and 2014, respectively. The decrease in income tax expense was primarily driven by the decrease in pre-tax income.

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

As of September 30, 2015, the Company remains subject to examination in the U.S. for tax years 2009 through 2014.

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
There is a possibility that the IRS and the U.S. Treasury will address, through guidance, their issues related to the calculation of the DRD. For the last several years, revenue proposals included in the Obama Administration's budgets have included proposed changes to the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through guidance or legislation, could increase actual tax expense and reduce the Company’s consolidated net income.

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

On June 27, 2014, December 19, 2014 and June 29, 2015 the Company paid dividends of $267 million, $75 million and $270 million, respectively, to its parent, Prudential Annuities, Inc.
Capital

Our capital management framework is primarily based on statutory risk based capital ("RBC") measures. The RBC ratio is a primary measure of the capital adequacy of the Company. RBC is calculated based on statutory financial statements and risk formulas consistent with the practices of the NAIC. RBC considers, among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. RBC ratio calculations are intended to assist insurance regulators in measuring an insurer’s solvency and ability to pay future claims. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities, but is available to the public. The RBC ratio is an annual calculation, however, as of September 30, 2015 we estimate that the Company’s RBC ratio exceeds the minimum level required by applicable insurance regulations.
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
Capital Protection Framework

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

Liquid assets include cash and cash equivalents, short-term investments and fixed maturities that are not designated as held-to-maturity and public equity securities. As of September 30, 2015 and December 31, 2014, the Company had liquid assets of $2.9 billion and $2.9 billion, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $0.3 billion and $0.1 billion as of September 30, 2015 and December 31, 2014, respectively. As of September 30, 2015, $2.3 billion, or 91%, of the fixed maturity investments in company general account portfolios were rated high or highest quality based on NAIC or equivalent rating. The remaining $0.2 billion, or 9%, of these fixed maturity investments were rated other than high or highest quality.
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

Item 4. Controls and Procedures
In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the “Exchange Act”, as amended, as of September 30, 2015. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2015, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Date: November 12, 2015

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