Form 10-K
period 2015-12-31
PRUDENTIAL ANNUITIES LIFE ASSURANCE CORP/CT
filed 2016-03-10
CIK 881453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-K
_________________________________________________________
(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM             TO
COMMISSION FILE NUMBER 033-44202
_________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes  ☐    No  ☒
As of March 10, 2016, 25,000 shares of the registrant’s Common Stock (par value $100) consisting of 100 voting shares and 24,900 non-voting shares, were outstanding. As of such date, Prudential Annuities, Inc., an indirect wholly owned subsidiary of Prudential Financial, Inc., a New Jersey corporation, owned all of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE
The information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and is hereby incorporated by reference herein from, Prudential Financial Inc.’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2016, to be filed by Prudential Financial, Inc. with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the year ended December 31, 2015.
Prudential Annuities Life Assurance Corporation meets the conditions set forth in General Instruction (I) (1) (a) and (b) on Form 10-K and
is therefore filing this Form 10-K with the reduced disclosure.

FORWARD LOOKING STATEMENTS
Certain of the statements included in this Annual Report on Form 10-K, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Prudential Annuities Life Assurance Corporation. There can be no assurance that future developments affecting Prudential Annuities Life Assurance Corporation will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial markets; (2) the availability and cost of additional debt or equity capital or external financing for our operations; (3) interest rate fluctuations or prolonged periods of low interest rates; (4) the degree to which we choose not to hedge risks, or the potential ineffectiveness or insufficiency of hedging or risk management strategies we do implement; (5) reestimates of our reserves for future policy benefits and claims; (6) differences between actual experience regarding mortality, morbidity, persistency, utilization, interest rates, or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (7) changes in our assumptions related to deferred policy acquisition costs or value of business acquired; (8) changes in our financial strength or credit ratings; (9) investment losses, defaults and counterparty non-performance; (10) competition in our product lines and for personnel; (11) changes in tax law; (12) regulatory or legislative changes, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the U.S. Department of Labor's proposed fiduciary rules; (13) inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (14) adverse determinations in litigation or regulatory matters, and our exposure to contingent liabilities, including related to the remediation of certain securities lending activities administered by Prudential Financial, Inc.; (15) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (16) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (17) interruption in telecommunication, information technology or other operational systems or failure to maintain the security, confidentiality or privacy of sensitive data on such systems; and (18) changes in statutory or accounting principles generally accepted in the United States of America (“U.S. GAAP”), practices or policies; (19) our ability to execute, and effects of acquisitions, divestitures and restructurings, including possible difficulties in integrating and realizing projected results of acquisitions. Prudential Annuities Life Assurance Corporation does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in this Annual Report on Form 10-K for a discussion of certain risks relating to our business and investment in our securities.

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
PAI, the direct parent of the Company, may make additional capital contributions to the Company, as needed, to enable the Company to comply with its reserve requirements and fund expenses in connection with its business. PAI is under no obligation to make such contributions and its assets do not back the benefits payable under the Company’s annuity contracts and life insurance. During 2015, 2014, and 2013 PAI made no capital contributions to the Company.
On August 31, 2013, the Company redomesticated from Connecticut to Arizona. As a result of the redomestication, the Company is now an Arizona insurance company and its principal insurance regulatory authority is the Arizona Department of Insurance. Additionally, the Company is now domiciled in the same jurisdiction as the primary reinsurer of the Company’s living benefits, Pruco Reinsurance Ltd. (“Pruco Re”), which is also regulated by the Arizona Department of Insurance. This change enables the Company to claim statutory reserve credit for business ceded to Pruco Re without the need for Pruco Re to collateralize its obligations under the reinsurance agreement.
In the fourth quarter of 2015, the Company surrendered its New York license. The Company recaptured the New York living benefits previously ceded to Pruco Re, and reinsured the majority of its New York business, both the living benefit and base contract, to an affiliate, The Prudential Insurance Company of America (“Prudential Insurance”). The license surrender relieves the Company of the requirement to hold additional New York statutory reserves mandated by the fourth quarter of 2014 agreement with the New York State Department of Financial Services (“NY DFS”). For the small portion of New York business retained by the Company, a custodial account has been established to hold collateral assets in an amount equal to the reserves associated with such business, as calculated in accordance with the reserve methodologies of the NY DFS.
Products
The Company has sold a wide array of annuities, including deferred and immediate variable annuities with (1) fixed interest rate allocation options, subject to a market value adjustment, that are registered with the United States Securities and Exchange Commission (the “SEC”), and (2) fixed-rate allocation options not subject to a market value adjustment and not registered with the SEC. In addition, the Company has a relatively small in force block of variable life insurance policies, but it no longer actively sells such products.
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
The Company’s in force variable annuities provide its contractholders with tax-deferred asset accumulation together with a base death benefit and a suite of optional guaranteed death and living benefits and annuitization options. Certain optional living benefit guarantees include, among other features, the ability to make withdrawals based on the highest daily contract value plus a specified return, credited for a period of time. This guaranteed contract value is a notional amount that forms the basis for determining periodic withdrawals for the life of the contractholder, and cannot be accessed as a lump-sum surrender value. Most contracts also guarantee the contractholder’s beneficiary a return of total premium payments made to the contract less any partial withdrawals upon death.
Our variable annuities generally provide our contractholders with the opportunity to allocate purchase payments to sub-accounts that invest in underlying mutual funds managed by our affiliate ("proprietary") and/or non-proprietary mutual funds, frequently under asset allocation programs. Certain products also allow fixed-rate accounts that are invested in the general account and are credited with interest at rates we determine, subject to certain minimums. We also offered fixed annuities that provide a guarantee of principal and interest credited at rates we determine, subject to certain contractual minimums. Certain allocations made in the fixed-rate accounts of our variable annuities and certain fixed annuities impose a market value adjustment if the contract is not held to maturity.
Underwriting and Pricing
We earn asset management fees determined as a percentage of the average assets of the mutual funds in our variable annuity products, net of sub-advisory expenses related to non-proprietary sub-advisors. Additionally, we earn mortality and expense and other fees for various insurance-related options and features based on the average daily net asset value of the annuity separate accounts, account value, or guaranteed value, as applicable. We also receive administrative service and distribution fees from many of the proprietary and non-proprietary mutual funds.
We priced our variable annuities based on an evaluation of the risks assumed and consideration of applicable risk management strategies, including hedging and reinsurance costs. Our pricing was also influenced by competition and assumptions regarding contractholder behavior, including persistency, benefit utilization and the timing and efficiency of withdrawals for contracts with living benefit features, as well as other assumptions. Significant deviations in actual experience from our pricing assumptions could have an adverse or positive effect on the profitability of our products. To encourage persistency, most of our variable and fixed annuities have surrender or withdrawal charges for a specified number of years. In addition, the living benefit features of our variable annuity products encourage persistency because the potential value of the living benefit is fully realized only if the contract persists.
We priced our fixed annuities and the fixed-rate accounts of our variable annuities based on assumed investment returns, expenses, competition and persistency, as well as other assumptions. We seek to maintain a spread between the return on our general account invested assets and the interest we credit on our fixed annuities and the fixed-rate accounts of our variable annuities.
Reserves
We establish reserves for our annuity products in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). We use current best estimate assumptions when establishing reserves for our guaranteed minimum death and income benefits, including assumptions such as interest rates, equity returns, persistency, withdrawal, mortality and annuitization rates. Certain of the living benefit guarantee features on variable annuity contracts are accounted for as embedded derivatives and are carried at fair value. The fair values of these benefit features are calculated as the present value of future expected benefit payments to contractholders less the present value of future expected rider fees attributable to the embedded derivative feature, and are based on assumptions a market participant would use in valuing these embedded derivatives. These features are generally reinsured with affiliated companies, Pruco Re and Prudential Insurance. For life contingent payout annuity contracts, we establish reserves using best estimate assumptions with provisions for adverse deviations as of inception or best estimate assumptions as of the most recent loss recognition event. We establish liabilities for contractholders’ account balances that represent cumulative deposits plus credited interest, less withdrawals, mortality and expense charges. Policyholders’ account balances also include provisions for non-life contingent payout annuity benefits.
Reinsurance
The Company uses reinsurance as part of its risk management and capital management strategies for certain of its optional living benefit features. For additional information regarding the living benefit hedging program and the reinsurance of certain optional living benefit features to Pruco Re and Prudential Insurance, see Note 13 to the Financial Statements.
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
State insurance laws regulate all aspects of our business. Insurance departments in the U.S., the District of Columbia and various U.S. territories and possessions monitor our insurance operations. The Company is domiciled in Arizona and its principal insurance regulatory authority is the Arizona Department of Insurance. Generally, our insurance products must be approved by the insurance regulators in the state in which they are sold. Our insurance products are substantially affected by federal and state tax laws. In the fourth quarter of 2015, the Company surrendered its New York license. The Company recaptured the New York living benefits previously ceded to Pruco Re, and reinsured the majority of its New York business, both the living benefit and base contract, to an affiliate, Prudential Insurance.
Dodd-Frank Wall Street Reform and Consumer Protection Act

Dodd-Frank subjects Prudential Financial to substantial federal regulation, primarily as a non-bank financial company (a “Designated Financial Company”) designated for supervision by the Board of Governors of the Federal Reserve System (“FRB”)as discussed below. We cannot predict the timing or requirements of the regulations not yet adopted under Dodd-Frank or how such regulations will impact our business, credit or financial strength ratings, results of operations, cash flows, financial condition or competitive position. Furthermore we cannot predict whether such regulations will make it advisable or require us to hold or raise additional capital or liquid assets, potentially affecting capital deployment activities, including paying dividends.
Regulation as a Designated Financial Company
Dodd-Frank established a Financial Stability Oversight Council (“Council”) which is authorized to subject non-bank financial companies such as Prudential Financial to stricter prudential standards and to supervision by the FRB if the Council determines that either material financial distress at Prudential Financial, or the nature, scope, size, scale, concentration, interconnectedness, or mix of Prudential Financial’s activities could pose a threat to domestic financial stability. Prudential Financial has been a Designated Financial Company since September 2013 under the first criterion.
As a Designated Financial Company, Prudential Financial is now subject to supervision and examination by the FRB and to stricter prudential standards. These standards include or will include requirements and limitations (many of which are the subject of ongoing rule-making as described below) relating to capital, leverage, liquidity, stress-testing, overall risk management, resolution and recovery plans, credit exposure reporting, early remediation, management interlocks and credit concentration. They may also include requirements regarding enhanced public disclosure, short-term debt limits, and other related subjects as may be deemed appropriate by the FRB acting on its own or pursuant to a recommendation of the Council. Thus far the FRB has focused its general supervisory authority over Prudential Financial in several areas, including oversight of a capital planning and capital analysis and review process, model governance and validation, operational risk management, resolution planning and information and technology security.
Enhanced Prudential Standards
Dodd-Frank requires the FRB to establish for Designated Financial Companies and certain large bank holding companies stricter requirements and limitations relating to capital, leverage and liquidity. The FRB has not adopted rules applicable to insurance holding company Designated Financial Companies, but in February 2014 it adopted enhanced prudential standards applicable to large bank holding companies and in July 2015 it adopted rules applicable to the one non-insurance Designated Financial Company.
Dodd-Frank authorizes the FRB to tailor its application of enhanced prudential standards to different companies on an individual basis or by category, and the FRB has indicated that it intends to assess the business model, capital structure and risk profile of Designated Financial Companies to determine how enhanced prudential standards should apply to them, and, if appropriate, to tailor the application of these standards for Designated Financial Companies by order or regulation. In addition, in 2014 an amendment to Dodd-Frank clarified that, in establishing minimum leverage and capital requirements and minimum risk-based capital requirements on a consolidated basis for Designated Financial Companies, the FRB is permitted to exclude certain insurance activities from such requirements, although we cannot predict whether or how the FRB will use this authority.
Stress Tests
As a Designated Financial Company, Prudential Financial will be subject to stress tests to be promulgated by the FRB to determine whether, on a consolidated basis, Prudential Financial has the capital necessary to absorb losses as a result of adverse economic conditions. Dodd-Frank requires Prudential Financial to submit to annual stress tests conducted by the FRB and to conduct internal annual and semi-annual stress tests to be provided to the FRB. Under FRB rules, Designated Financial Companies must comply with these requirements the calendar year after the year in which a company first becomes subject to the FRB’s minimum regulatory capital requirements discussed above, although the FRB has the discretion to accelerate or extend the effective date. The FRB has indicated that it may tailor the application of the stress test requirements to Designated Financial Companies on an individual basis or by category. Summary results of such stress tests would be required to be publicly disclosed.
Early Remediation
The FRB is required under Dodd-Frank to prescribe regulations for the establishment of an “early remediation” regime for the financial distress of Designated Financial Companies, whereby failure to meet defined measures of financial condition (including regulatory capital, liquidity measures, and other forward-looking indicators) would result in remedial action by the FRB that increases in stringency as the financial condition of the Designated Financial Company declines. Depending on the degree of financial distress, such remedial action could result in capital-raising requirements, limits on transactions with affiliates, management changes and asset sales.
Resolution and Recovery Planning
Prudential Financial is required as a Designated Financial Company to submit to the FRB and Federal Deposit Insurance Corporation (“FDIC”), and periodically update in the event of material events, an annual plan for rapid and orderly resolution in the event of severe financial distress. Prudential Financial submitted its first resolution plan in June 2014, and was advised by the FRB and

FDIC in September 2014 that the plan was “not incomplete,” the standard for evaluation of an initial plan. In July 2015, the FRB and the FDIC provided feedback to Prudential Financial, as well as to the other two Designated Financial Companies which filed initial plans in 2014, on their respective resolution plans. The FRB and FDIC also provided guidance on common areas that should be addressed in preparing the subsequent resolution plan. Prudential Financial submitted its second resolution plan in December 2015, which is subject to review for credibility, in addition to completeness. In 2016, Prudential Financial is also required to submit to the FRB a recovery plan that describes the steps that Prudential Financial could take to reduce risk and conserve or restore liquidity and capital in the event of severe financial stress scenarios.
If the FRB and the FDIC were to jointly determine that Prudential Financial’s 2015 resolution plan, or any future resolution plan, is not credible or would not facilitate an orderly resolution of Prudential Financial under applicable law, and Prudential Financial is unable to remedy the identified deficiencies in a timely manner, the regulators may jointly impose more stringent capital, leverage or liquidity requirements on Prudential Financial or restrictions on growth, activities or operations. Any requirements or restrictions imposed by the FRB and FDIC would cease to apply on the date that the FRB and FDIC jointly determine that Prudential Financial has submitted a revised resolution plan that adequately remedies the deficiencies.
The FRB and the FDIC, in consultation with the Council, may also jointly order Prudential Financial to divest assets or operations identified by the FRB and FDIC in circumstances where:

•	the FRB and the FDIC jointly decide that Prudential Financial or a subsidiary of Prudential Financial shall be subject to the requirements or restrictions described above,

•
Prudential Financial has failed to submit a resolution plan that adequately addresses the deficiencies identified by the FRB and FDIC for the two year period following the imposition of such requirements or restrictions, and

•
the FRB and FDIC jointly determine that the divestiture of such assets or operations is necessary to facilitate an orderly resolution of Prudential Financial in the event that Prudential Financial was to fail.

In addition, in order to develop a resolution plan that the FRB and FDIC determine is credible or would facilitate the orderly resolution of Prudential Financial under applicable law, it may be necessary for Prudential Financial to take actions to restructure intercompany and external activities or other actions, which could result in increased funding or operational costs.
Other Dodd-Frank Regulation

•
Dodd-Frank requires the FRB to promulgate regulations that would prohibit Designated Financial Companies from having a credit exposure to any unaffiliated company in excess of 25% of the Designated Financial Company’s capital stock and surplus.

•	As a Designated Financial Company, Prudential Financial must seek pre-approval from the FRB for the acquisition of specified interests in certain companies engaged in financial activities.

•
The Council may recommend that state insurance regulators or other regulators apply new or heightened standards and safeguards for activities or practices we and other insurers or other financial services companies engage in.

•
As a Designated Financial Company, Prudential Financial could be subject to additional capital requirements for, and other restrictions on, proprietary trading and sponsorship of, and investment in, hedge, private equity and other covered funds.

Derivatives Regulation
Dodd-Frank created a new framework for regulation of the over-the-counter (“OTC”) derivatives markets which has impacted various activities of Prudential Global Funding LLC (“PGF”), Prudential Financial and its insurance subsidiaries, which use derivatives for various purposes (including hedging interest rate, foreign currency and equity market exposures). This new framework sets out requirements regarding the clearing and reporting of derivatives transactions, as well as collateral posting requirements for uncleared swaps. Swaps entered into between PGF, Prudential Financial and its insurance subsidiaries are generally exempt from most of these requirements. In late 2015, final rules regarding the posting of collateral in connection with uncleared swaps were adopted, which we do not believe will have a significant impact on our current variation margin posting practices, but will require us, in the future, to post initial margin on uncleared swaps with external counterparties.
Regulation of the derivatives markets continues to evolve, and we cannot predict the full effect of regulations yet to be adopted or fully implemented both in the U.S. and abroad. In particular, we continue to monitor increased capital requirements for derivatives transactions that may be imposed on banks that are our counterparties. These regulations may impact our hedging costs, our hedging strategy or implementation thereof or cause us to increase or change the composition of the risks we do not hedge. In addition, under Dodd-Frank the SEC and Commodity Futures Trading Commission are required to determine whether and how “stable value contracts” should be treated as swaps under the applicable regulations and whether various other products offered by Prudential Financial and its insurance subsidiaries should be treated as swaps. If regulated as swaps, we cannot predict how the rules would be applied to such products or the effect on their profitability or attractiveness to our clients.

Federal Insurance Office
Dodd-Frank established a Federal Insurance Office (“FIO”) within the Department of the Treasury headed by a director appointed by the Secretary of the Treasury. While the FIO does not have general supervisory or regulatory authority over the business of insurance, the FIO director performs various functions with respect to insurance, including serving as a non-voting member of the Council and coordinating with the FRB in the application of any stress tests required to be conducted with respect to an insurer.
Securities Laws
Dodd-Frank included various securities law reforms relevant to our business practices. In January 2011, the SEC staff issued a study that recommended that the SEC adopt a uniform federal fiduciary standard of conduct for registered broker-dealers and investment advisers that provide retail investors personalized investment advice about securities which the SEC continues to consider.
International and Global Regulatory Initiatives
In addition to the adoption of Dodd-Frank in the United States, lawmakers around the world are actively exploring steps to avoid future financial crises. In many respects, this work is being led by the Financial Stability Board (“FSB”), consisting of representatives of national financial authorities of the G20 nations. The G20, the FSB and related bodies have developed proposals to address such issues as financial group supervision, capital and solvency standards, systemic economic risk, corporate governance including executive compensation, and a host of related issues.
Prudential Financial has been identified by the FSB as a global systemically important insurer (“G-SII”) since July, 2013. U.S. financial regulators are thereby expected to enhance their regulation of Prudential Financial to achieve a number of regulatory objectives, including enhanced group-wide supervision, enhanced capital standards, enhanced liquidity planning and management, and development of a risk reduction plan and recovery and resolution plans.
The International Association of Insurance Supervisors (“IAIS”), acting at the direction of the FSB, has released two group-wide capital standards applicable to G-SIIs. The basic capital requirement (“BCR”), which was approved by the FSB and G20 in November 2014, is a globally consistent and comparable baseline capital metric. The higher loss absorbency (“HLA”) standard, which was approved by the FSB and G20 in November 2015, establishes a capital buffer to be held in addition to the BCR. As a standard setting body, the IAIS does not have direct authority to require G-SIIs to comply with the BCR and HLA standards; however, if they are adopted by group supervisory authorities in the U.S., Prudential Financial could become subject to these standards. Voluntary confidential reporting of BCR and HLA results to supervisors through IAIS field testing will begin in 2016 and will serve as a component of the IAIS process to refine the standards. Prudential Financial’s capital level is expected to be above the initial calibration for both standards. The IAIS anticipates its process to develop global group-wide capital standards will lead to changes to the HLA design and calibration prior to the proposed implementation in 2019. Prudential Financial will continue to evaluate the potential impact the standards and any revisions could have on it.
The IAIS is also developing the Common Framework (“ComFrame”) for the supervision of Internationally Active Insurance Groups. Through ComFrame, the IAIS seeks to promote effective and globally consistent supervision of the insurance industry and contribute to global financial stability through uniform standards for insurer corporate governance, enterprise risk management and other control functions, group-wide supervision and group capital adequacy. ComFrame is targeted at firms that meet the IAIS’ Internationally Active Insurance Group criteria, such as Prudential Financial, and is scheduled to be adopted by the IAIS in 2019. At this time, we cannot predict what additional capital requirements, compliance costs or other burdens ComFrame would impose on Prudential Financial, if adopted by U.S. group supervisory authorities.
Other U.S. Federal Regulation
U.S. Tax Legislation
The American Taxypayer’s Relief Act (the “Act”) was signed into law in January 2013. The Act permanently extended the reduced Bush era individual tax rates for certain taxpayers and permanently increased those rates for higher income taxpayers. Higher tax rates increase the benefits of tax deferral on the build-up of value of annuities and life insurance. The Act also made permanent the current $5 million (indexed for inflation) per person estate tax exemption and increased the top estate tax rate from 35% to 40%.
There continues to be uncertainty regarding U.S. taxes, both for individuals and corporations. Discussions in Washington continue concerning the need to reform the tax code, primarily by lowering tax rates and broadening the base, including by reducing or eliminating certain tax expenditures. Broadening the tax base or reducing or eliminating certain expenditures could make our products less attractive to customers. It is unclear whether or when Congress may take up overall tax reform and what would be the impact of reform on the Company and its products. However, even in the absence of overall tax reform, given the large federal deficit, Congress could raise revenue by enacting legislation to increase the taxes paid by individuals and corporations. This can be accomplished by either raising rates or otherwise changing the tax rules that affect the Company and its products.
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
Additionally, legislative or regulatory changes could also impact the amount of taxes that we pay, thereby affecting our consolidated net income. For example, the U.S. Treasury Department and the Internal Revenue Service intend to address through guidance the methodology to be followed in determining the dividends received deduction (“DRD”) related to variable life insurance and annuity contracts. The DRD reduces the amount of dividend income subject to U.S. tax and is a major reason for the difference between our actual tax expense and expected tax amount determined using the federal statutory tax rate of 35%. For the last several years, the revenue proposals included in the Obama Administration’s budgets (the “Administration’s Revenue Proposals”) included a proposal that would change the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through guidance or legislation, could increase actual tax expense and reduce the Company’s consolidated net income.
Furthermore, the Administration’s Fiscal Year 2017 Revenue Proposals also include items that would change the way U.S. multinationals are taxed, as well as a liability-based fee on financial services companies, including insurance companies, with consolidated assets in excess of $50 billion. If these types of provisions are enacted into law, they could increase the amount of taxes the Company pays.
For additional discussion of possible tax legislative and regulatory risks that could affect our business, see “Risk Factors.”
ERISA
The Employee Retirement Income Security Act (“ERISA”) is a comprehensive federal statute that applies to U.S. employee benefit plans sponsored by private employers and labor unions. Plans subject to ERISA include pension and profit sharing plans and welfare plans, including health, life and disability plans. ERISA provisions include reporting and disclosure rules, standards of conduct that apply to plan fiduciaries and prohibitions on transactions known as “prohibited transactions,” such as conflict-of-interest transactions and certain transactions between a benefit plan and a party in interest. ERISA also provides for civil and criminal penalties and enforcement. Prudential Financial’s insurance, asset management and retirement businesses provide services to employee benefit plans subject to ERISA, including services where Prudential Financial may act as an ERISA fiduciary. In addition to ERISA regulation of businesses providing products and services to ERISA plans, Prudential Financial becomes subject to ERISA’s prohibited transaction rules for transactions with those plans, which may affect Prudential Financial’s ability to enter transactions, or the terms on which transactions may be entered, with those plans, even in businesses unrelated to those giving rise to party in interest status.
DOL Fiduciary Rule
In April 2015, the U.S. Department of Labor (“DOL”) released a proposed regulation accompanied by new class exemptions and proposed amendments to long-standing exemptions from the prohibited transaction provisions under ERISA. The initial comment period for the proposed rules ended on July 21, 2015. After hearings in August 2015, the DOL re-opened the comment period until September 24, 2015. It is expected that the DOL will promulgate final rules in 2016. If enacted, the rules will redefine who would be considered a “fiduciary” for purposes of transactions with qualified plans, plan participants and Individual Retirement Accounts ("IRAs"). We cannot predict the exact nature and scope of any new final rules or their impact on our business; however, the new rules may effectively impose limits on interactions with existing and prospective customers in our business, and increase compliance costs. For a discussion of the potential impacts of the proposed rule on our businesses, see “Risk Factors Regulatory and Legal Risks—Changes in the legislation and regulation of retirement products and services, including proposed regulations released by the DOL in 2015, could adversely affect our business, results of operations, cash flows and financial condition.”
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

Insurance Holding Company Regulation
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
Several of Prudential Financial's domestic and foreign regulators, including the FRB, participate in an annual supervisory college. The purpose of the supervisory college is to promote ongoing supervisory coordination, facilitate the sharing of information among regulators and to enhance each regulator’s understanding of Prudential Financial's risk profile. The 2015 college was held in October.
Group Wide Supervision
In 2014, New Jersey adopted legislation that authorizes group-wide supervision of internationally active insurance groups, and in 2015 the New Jersey Department of Banking and Insurance (“NJDOBI”) notified Prudential Financial that the law authorizes NJDOBI to act as the group-wide supervisor of Prudential Financial. The law, among other provisions, authorizes NJDOBI to examine Prudential Financial and its subsidiaries, in addition to its New Jersey domiciled insurance subsidiaries, for the purpose of ascertaining the financial condition of the insurance companies and compliance with New Jersey insurance laws. As group-wide supervisor, the NJDOBI has begun additional reviews of Prudential Financial's operations. We cannot predict what additional requirements or costs may result from NJDOBI’s assertion of group-wide supervisor status with respect to Prudential Financial.
Currently, there are several proposals to amend state insurance holding company laws to increase the scope of regulation of insurance holding companies (such as Prudential Financial). The National Association of Insurance Commissioners (“NAIC”), has promulgated model laws for adoption in the United States that would provide for “group-wide” supervision of certain insurance holding companies in addition to the current regulation of insurance subsidiaries. While the timing of their adoption and content will vary by jurisdiction, we have identified the following areas of focus in these model laws: (1) uniform standards for insurer corporate governance; (2) group-wide supervision of insurance holding companies; (3) adjustments to risk-based capital calculations to account for group-wide risks; and (4) additional regulatory and disclosure requirements for insurance holding companies. At this time, we cannot predict with any degree of certainty what additional capital requirements, compliance costs or other burdens these requirements will impose on Prudential Financial.
State Insurance Regulation
State insurance authorities have broad administrative powers with respect to all aspects of the insurance business including: licensing to transact business; licensing agents; admittance of assets to statutory surplus; regulating premium rates for certain insurance products; approving policy forms; regulating unfair trade and claims practices; establishing reserve requirements and solvency standards; fixing maximum interest rates on life insurance policy loans and minimum accumulation or surrender values; regulating the type, amounts and valuations of investments permitted; regulating reinsurance transactions; including the role of captive reinsurers; and other matters.
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
The NAIC and state and federal regulators also continue to study the use of captive reinsurance companies for variable annuities. In November 2015, the NAIC adopted the Variable Annuities Framework for Change, which outlines the NAIC’s commitment to change in concept the statutory framework to address concerns that have led to the development and utilization of captive reinsurance transactions for variable annuity business in order to create more consistency across regulators and remove the impetus for insurers to cede risk to captives. The framework contemplates extensive changes to the guidance and rules governing variable annuities, including with regard to reserving, capital, accounting, derivative use limitations and disclosure. Prudential Financial has agreed to participate in a quantitative impact study assessing the efficacy and potential impact of the recommended reforms. Given the uncertainty of the ultimate outcome of these initiatives, at this time we are unable to estimate their expected effects on our future capital and financial position and results of operations. In December 2015, Prudential Financial announced its intention to recapture its variable annuity living benefit riders from its captive reinsurer in 2016 and to manage the risks of these riders in its statutory entities. Prudential Financial has obtained approvals from insurance regulators for key aspects of its recapture plan. While Prudential Financial is initiating the recapture in advance of definitive guidance from the NAIC's Variable Annuities Framework for Change, Prudential Financial expects its plan to be reasonably aligned with the key concept changes planned under the framework. For information on our reinsurance of variable annuity risks to our captive, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Capital-Captive Reinsurance Companies.”
Own Risk and Solvency Assessment. New Jersey has enacted the NAIC's and Own Risk and Solvency Assessment (“ORSA”) model act which requires larger insurers to assess the adequacy of its and its group’s risk management and current and future solvency position. Prudential Financial began filing annual ORSA reports with NJDOBI in 2015.
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
Federal and State Securities Regulation
Our variable life insurance and variable annuity products generally are “securities” within the meaning of federal securities laws and may be required to be registered under the federal securities laws and subject to regulation by the SEC, and the Financial Industry Regulatory Authority (“FINRA”). Federal securities regulation may affect investment advice, sales and related activities with respect to these products.
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
Privacy Regulation and Cybersecurity
We are subject to federal and state laws and regulations that require financial institutions and other businesses to protect the security and confidentiality of personal information, including health-related and customer information, and to notify their customers and other individuals of their policies and practices relating to the collection and disclosure of health-related and customer information. Federal or state laws or regulations also:

•	provide additional protections regarding the use and disclosure of certain information such as social security numbers;

•	require notice to affected individuals, regulators and others if there is a breach of the security of certain personal information;

•	require financial institutions and creditors to implement effective programs to detect, prevent, and mitigate identity theft;

•	regulate the process by which financial institutions make telemarketing calls and send e-mail or fax messages to consumers and customers; and

•	prescribe the permissible uses of certain personal information, including customer information and consumer report information.
Federal and state legislative and regulatory bodies may consider additional or more detailed or restrictive laws and regulations regarding these subjects and the privacy and security of personal information.
Federal and state financial regulators continue to focus on cybersecurity and have communicated heightened expectations and have increased emphasis in this area in their examinations of regulated entities. The Company reviews and revises its privacy and information security policies, procedures and standards accordingly.
Unclaimed Property Laws
We are subject to the laws and regulations of states and other jurisdictions concerning the identification, reporting and escheatment of unclaimed or abandoned funds, and we are subject to audit and examination for compliance with these requirements. For additional discussion of these matters, see “Litigation and Regulatory Matters” in Note 12 to the Financial Statements.
Segments
The Company currently operates as one reporting segment. Revenues, net income and total assets can be found on the Company’s Statements of Financial Position as of December 31, 2015 and 2014 and Statements of Operations and Comprehensive Income for the years ended December 31, 2015, 2014 and 2013.
Employees
The Company has no employees. Services to the Company are primarily provided by employees of Prudential Insurance as described under “Expense Charges and Allocations” in Note 13 to the Financial Statements.
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
Risks Relating to Economic, Market and Political Conditions
The Company is indirectly owned by Prudential Financial. It is possible that we may need to rely on Prudential Financial or our direct parent company, PAI, to meet our capital, liquidity and other needs in the future.
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

•
We have significant investment and derivative portfolios, including but not limited to corporate and asset-backed securities, equities and commercial real estate. Economic conditions as well as adverse capital market conditions, including but not limited to a lack of buyers in the marketplace, volatility, credit spread changes, benchmark interest rate changes and declines in value of underlying collateral may impact the credit quality, liquidity and value of our investments and derivatives, potentially resulting in higher capital charges and unrealized or realized losses. Valuations may include assumptions or estimates that may have significant period to period changes which could have a material adverse effect on our results of operations or financial condition and in certain cases under U.S. GAAP such period to period changes in the value of investments are not recognized in our results of operations or statements of financial position.

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

•
Disruptions in individual market sectors within our investment portfolio could result in significant realized and unrealized losses. For example, during 2015 the energy sector and extractive enterprises, which are historically cyclical, experienced significant drops in prices, resulting in increased impairments and unrealized losses in these parts of our investment portfolio. If energy and other commodity prices remain low for an extended period, we could experience additional losses.

Our investments, results of operations and financial condition may be adversely affected by developments in the global economy, or in the U.S. economy (including as a result of actions by the Federal Reserve with respect to monetary policy and adverse political developments). Global or U.S. economic activity and financial markets may in turn be negatively affected by adverse developments or conditions in specific geographical regions.
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
Our insurance and annuity products, and our investment returns, are sensitive to interest rate fluctuations, and changes in interest rates could adversely affect our investment returns and results of operations, including in the following respects:

•
Some of our products expose us to the risk that changes in interest rates will reduce the spread between the amounts that we are required to pay under the contracts and the rate of return we are able to earn on our general account investments supporting the contracts. When interest rates decline or remain low, as they have in recent years, we have to reinvest in lower-yielding instruments, potentially reducing net investment income. Since many of our policies and contracts have guaranteed minimum interest crediting rates or limit the resetting of interest rates, the spreads could decrease and potentially become negative, or go further negative. When interest rates rise, we may not be able to replace the assets in our general account as quickly with the higher yielding assets needed to fund the higher crediting rates necessary to keep these products and contracts competitive. In addition, rising interest rates could cause a decline in the market value of fixed income assets of the mutual funds in our variable annuity products which in turn could result in lower asset management fees earned.

•
When interest rates rise, policy loans and surrenders and withdrawals of life insurance policies and annuity contracts may increase as policyholders seek to buy products with perceived higher returns, requiring us to sell investment assets potentially resulting in realized investment losses, or requiring us to accelerate the amortization of deferred acquisition costs (“DAC”), deferred sales inducements (“DSI”) or value of business acquired (“VOBA”). Also, an increase in interest rates accompanied by unexpected extensions of certain lower yielding investments could reduce our profitability.

•	Changes in interest rates could subject us to increased collateral posting requirements related to hedging activities associated with some of our products.

•	Changes in interest rates could require Prudential Financial to contribute capital to subsidiaries to support our annuities business, which occurred during 2015.

•	Changes in interest rates coupled with greater than expected client withdrawals for certain products can result in increased costs associated with our guarantees.

•	Changes in interest rates could increase our costs of financing.

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

Recent periods have been characterized by low interest rates. A prolonged period during which interest rates remain at levels lower than those anticipated in our pricing may result in greater costs associated with certain of our product features which guarantee death benefits or income streams for stated periods or for life; higher costs for derivative instruments used to hedge certain of our product risks; or shortfalls in investment income on assets supporting policy obligations, each of which may require us to record charges to increase reserves. In addition to compressing spreads and reducing net investment income, such an environment may cause policies to remain in force for longer periods than we anticipated in our pricing, potentially resulting in greater claims costs than we expected and resulting in lower overall returns on business in force. Reflecting these impacts in recoverability and loss recognition testing under U.S. GAAP may require us to accelerate the amortization of DAC, DSI or VOBA as noted above, as well as to increase required reserves for future policyholder benefits. In addition, certain statutory capital and reserve requirements are based on formulas or models that consider interest rates, and a period of declining or low interest rates may increase the statutory capital we are required to hold as well as the amount of assets we must maintain to support statutory reserves.
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
Prudential Financial may seek additional debt or equity financing to satisfy our needs; however, the availability of additional financing depends on a variety of factors such as market conditions, the availability of credit, and Prudential Financial’s credit ratings and credit capacity. Prudential Financial may not be able to successfully obtain additional financing on favorable terms, or at all. Actions taken to access financing by Prudential Financial may in turn cause rating agencies to reevaluate its ratings.
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
We set prices for many of our insurance and annuity products based upon expected claims and payment patterns, using assumptions for mortality rates (the likelihood of death or the likelihood of survival), morbidity rates (the likelihood of sickness or disability), and improvement trends in mortality and morbidity of our policyholders. In addition to the potential effect of natural or man-made disasters, significant changes in mortality, or morbidity could emerge gradually over time, due to changes in the natural environment, the health habits of the insured population, treatment patterns and technologies for disease or disability, the economic environment, or other factors. In addition, technological and medical advances may affect how consumers investigate and purchase products, and in the future consumers may be informed by confidential genetic information or mortality projections that are not available to us.
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
We establish reserves in accordance with U.S. GAAP for future policyholder benefits and expenses. While these reserves generally exceed our best estimate of the liability for future benefits and expenses, if we conclude based on updated assumptions that our reserves, together with future premiums, are insufficient to cover future policy benefits and expenses, including unamortized DAC, DSI or VOBA, we would need to accelerate the amortization of these DAC, DSI or VOBA balances and then increase our reserves and incur income statement charges, which would adversely affect our results of operations and financial condition. The determination of our best estimate of the liability is based on data and models that include many assumptions and projections which are inherently uncertain and involve the exercise of significant judgment, including the levels and timing of receipt or payment of premiums, benefits, expenses, interest credits and investment results (including equity market returns), which depend on mortality, morbidity and persistency experience. We cannot determine with precision the ultimate amounts that we will pay for, or the timing of payment of, actual benefits and expenses or whether the assets supporting our policy liabilities, together with future premiums, will be sufficient for payment of benefits and expenses. If we conclude that our reserves, together with future premiums, are insufficient to cover future policy benefits and expenses, we may seek to increase premiums where we are able to do so. Updated assumptions may also require us to increase U.S. GAAP reserves for the guarantees in certain long-duration contracts.
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
DAC represents the costs that vary with and are directly related to the successful acquisition of new and renewal insurance and investment contracts, and we amortize these costs over the expected lives of the contracts. DSI represents amounts that are credited to a policyholder’s account balance as an inducement to purchase the contract, and we amortize these costs over the expected lives of the contracts. VOBA is an intangible asset which represents an adjustment to the stated value of acquired in force insurance contract liabilities to present them at fair value, determined as of the acquisition date. Management, on an ongoing basis, tests the DAC, DSI and VOBA recorded on our balance sheet to determine if these amounts are recoverable under current assumptions. In addition, we regularly review the estimates and assumptions underlying DAC, DSI and VOBA for those products for which we amortize DAC, DSI and VOBA in proportion to gross profits. Given changes in facts and circumstances, these tests and reviews could lead to reductions in DAC, DSI and VOBA that could have an adverse effect on the results of our operations and our financial condition. Among other things, significant or sustained equity market declines as well as investment losses could result in acceleration of amortization of the DAC, DSI and VOBA, resulting in a charge to income. As discussed earlier, the amortization of DAC, DSI and VOBA is also sensitive to changes in interest rates.
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
We cannot predict what additional actions rating agencies may take, or what actions we may take in response to the actions of rating agencies, which could adversely affect our business. Our ratings could be downgraded at any time and without advance notice by any rating agency. In addition, a sovereign downgrade could result in a downgrade of Prudential Financial’s subsidiaries operating in that jurisdiction, and ultimately of Prudential Financial and its other subsidiaries. For example, in September 2015, S&P downgraded Japan's sovereign rating to A+ with a 'Stable' outlook citing uncertainties around the strength of economic growth and weak fiscal positions. As a result, S&P subsequently lowered the ratings of a number of institutions in Japan, including Prudential Financial’s Japanese insurance subsidiaries. It is possible that Japan’s sovereign rating could be subject to further downgrades, which would result in further downgrades of Prudential Financial’s insurance subsidiaries in Japan. Given the importance of Prudential Financial’s operations in Japan to Prudential Financial’s overall results, such downgrades could lead to a downgrade of Prudential Financial and its domestic insurance companies.

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

The Company and its reinsurance affiliate use derivative instruments to hedge various risks, including certain guaranteed minimum benefits contained in many of our variable annuity products. We and our reinsurance affiliate enter into a variety of derivative instruments, including options, forwards, interest rate, credit default and currency swaps with an affiliate. We also enter into reinsurance arrangements as a risk mitigation strategy for our insurance and annuity products. Amounts that we expect to collect under current and future derivative and insurance contracts are subject to counterparty risk. Our obligations under our products are not changed by our hedging activities or reinsurance arrangements and we are liable for our obligations even if our derivative counterparties or reinsurers do not pay us. Such defaults could have a material adverse effect on our financial condition and results of operations. In addition, ratings downgrades or financial difficulties of derivative counterparties or reinsurers may require us to utilize additional capital with respect to the impacted businesses.
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
Certain Product Related Risks
Guarantees within certain of our products that protect contractholders may decrease our earnings or increase the volatility of our results of operations or financial position under U.S. GAAP if our hedging or risk management strategies prove ineffective or insufficient.
Certain of our products, particularly our variable annuity products, include guarantees of minimum surrender values or income streams for stated periods or for life, which may be in excess of account values. Downturns in equity markets, increased equity volatility, or (as discussed above) reduced interest rates could result in an increase in the valuation of liabilities associated with such guarantees, resulting in increases in reserves and reductions in net income. We use a variety of affiliated reinsurance hedging and risk management strategies, including product features and external reinsurance, to mitigate these risks in part and we may periodically change our strategies over time. These strategies may, however, not be fully effective. In addition, we and our reinsurance affiliate may be unable or may choose not to fully hedge these risks. Hedging instruments may not effectively offset the costs of guarantees or may otherwise be insufficient in relation to our obligations. Hedging instruments also may not change in value correspondingly with associated liabilities due to equity market or interest rate conditions or other reasons. We and our reinsurance affiliate sometimes choose to hedge these risks on a basis that does not correspond to their anticipated or actual impact upon our results of operations or financial position under U.S. GAAP. Changes from period to period in the valuation of these policy benefits, and in the amount of our obligations effectively hedged, will result in volatility in our results of operations and financial position under U.S. GAAP and the statutory capital levels. Estimates and assumptions we make in connection with hedging activities may fail to reflect or correspond to our actual long-term exposure in respect of our guarantees. Further, the risk of increases in the costs of our guarantees not covered by our hedging and other capital and risk management strategies may become more significant due to changes in policyholder behavior driven by market conditions or other factors. The above factors, individually or collectively, may have a material adverse effect on our and our reinsurance affiliate’s results of operations, financial condition or liquidity. In addition, the NAIC has outlined a framework for changing the laws around the use of captive reinsurance companies to reinsure variable annuities, which may ultimately impact how we hedge our variable annuity risks. See “Regulatory and Legal Risks-Our businesses are heavily regulated and changes in regulation may adversely affect our results of operations and financial condition” below.
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
Prudential Financial, the holding company for all of our operations, is subject to supervision by the Board of Governors of the FRB as a “Designated Financial Company” pursuant to Dodd-Frank. As a Designated Financial Company, Prudential Financial is and will be subject to substantial additional regulation as discussed further herein. In addition, the FSB identified Prudential

Financial as a G-SII. As a result, U.S. financial regulators are expected to enhance their regulation of Prudential Financial to achieve a number of regulatory objectives. This additional regulation has increased and is likely to continue to increase our operational, compliance and risk management costs, and could have an adverse effect on our business, results of operations or financial condition, including potentially increasing our capital levels and requiring us to hold additional liquid assets and therefore reducing our return on capital.
In 2015 NJDOBI became Prudential Financial’s group-wide supervisor pursuant to legislation adopted by the state. We cannot predict what additional requirements or costs may result from NJDOBI’s assertion of group-wide supervisor status with respect to Prudential Financial. See “Business-Regulation-Holding Company Regulation”.
The NAIC and state insurance regulators have increased their focus on life insurers’ use of captive reinsurance companies. In November 2015, the NAIC adopted the Variable Annuities Framework for Change, which outlines the NAIC’s commitment to change in concept the statutory framework to address concerns that have led to the development and utilization of captive reinsurance transactions for variable annuity business in order to create more consistency across regulators and remove incentives for insurers to cede risk to captives. See “Business-Regulation-Insurance Operations-State Insurance Regulation- Captive Reinsurance Companies” for information on the Variable Annuities Framework for Change and our use of captive reinsurance companies.
We cannot predict what, if any, changes may result from the Variable Annuities Framework for Change, and if applicable insurance laws are changed in a way that impairs our ability efficiently manage their associated risks. Other NAIC or state insurance regulator actions, such as changes to RBC calculations, may adversely impact our business from time to time. The failure of the Company to meet applicable RBC requirements or minimum statutory capital and surplus requirements could subject the Company to further examination or corrective action by state insurance regulators. The failure to maintain the RBC ratios of the Company at desired levels could also adversely impact our competitive position, including as a result of downgrades to our financial strength ratings.
Compliance with applicable laws and regulations is time consuming and personnel-intensive, and changes in these laws and regulations may materially increase our direct and indirect compliance and other expenses of doing business, and thereby have a material adverse effect on our financial condition or results of operations.
See “Business-Regulation” for discussion of regulation of our business.
The Dodd-Frank Wall Street Reform and Consumer Protection Act subjects the Company, our parent and our affiliates to substantial additional federal regulation and we cannot predict the effect on our business, results of operations, cash flows or financial condition.
In 2013, the Council made a final determination that Prudential Financial should be subject to stricter prudential regulatory standards and supervision by the FRB as a “Designated Financial Company” pursuant to Dodd-Frank, thereby subjecting Prudential Financial to substantial federal regulation, much of it pursuant to regulations not yet promulgated. Dodd-Frank directs existing and newly-created government agencies and bodies to promulgate regulations implementing the law, a process that is underway and expected to continue over the next few years. We cannot predict the timing or requirements of the regulations not yet adopted under Dodd-Frank or how such regulations will impact our business, Prudential Financial’s credit ratings or financial strength ratings, results of operations, cash flows, financial condition or competitive position. Furthermore, we cannot predict whether such regulations will make it advisable or how regulators will advise or require us to hold or raise additional capital or liquid assets, potentially affecting capital deployment activities, including paying dividends. Key aspects of Dodd-Frank’s impact on us include:

•
As a Designated Financial Company, Prudential Financial is now subject to supervision and examination by the FRB and to stricter prudential standards, which include or will include requirements and limitations (many of which are the subject of ongoing rule-making) relating to capital, leverage, liquidity, stress-testing, overall risk management, credit exposure reporting, early remediation, managing interlocks, credit concentration, and resolution and recovery planning. If the FRB and the FDIC jointly determine that Prudential Financials’ resolution plan is deficient, they may impose more stringent capital, leverage, or liquidity requirements, or restrictions on our growth, activities, or operations. Any continuing failure to adequately remedy the deficiencies could result in the FRB and the FDIC jointly, in consultation with the Council, ordering divestiture of certain operations or assets. In addition, failure to meet defined measures of financial condition could result in substantial restrictions on our business and capital distributions. Prudential Financial will also be subject to stress tests to be promulgated by the FRB which could cause Prudential Financial to alter our business practices or affect the perceptions of regulators, rating agencies, customers, counterparties or investors of our financial strength. We cannot predict the requirements of the regulations not yet adopted or how the FRB will apply these prudential standards to Prudential Financial. As a Designated Financial Company, Prudential Financial must also seek pre-approval from the FRB for acquisition of certain companies engaged in financial activities.

•
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

•
Dodd-Frank created a new framework for regulation of the OTC derivatives markets which could impact various activities of PGF, Prudential Financial and the Company, which use derivatives for various purposes (including hedging interest rate, foreign currency and equity market exposures). While many of the regulations required to be promulgated under Dodd-Frank or internationally with respect to derivatives markets have been adopted by the applicable regulatory agencies, the regulations that remain to be adopted or that have not been fully implemented could substantially increase the cost of hedging and related operations, affect the profitability of our products or their attractiveness to our clients or cause us to alter our hedging strategy or implementation thereof or increase and/or change the composition of the risks we do not hedge. In particular, we continue to monitor increased capital requirements for derivative transactions that may be imposed on banks that are our existing counterparties.

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

See “Business-Regulation” for further discussion of the impact of Dodd-Frank on our business.
Changes in the laws and regulations relating to retirement products and services, including proposed regulations released by the DOL in 2015, could adversely affect our business, results of operations, cash flows and financial condition.
In April 2015, the DOL released a proposed regulation, accompanied by new class exemptions and proposed amendments to long-standing exemptions from the prohibited transaction provisions under ERISA, and it is expected that the DOL will seek to promulgate final rules in 2016. If enacted, the rules will redefine who would be considered a “fiduciary” for purposes of transactions with plans, plan participants and IRAs. We cannot predict the exact nature and scope of any new final rules or their impact on our business; however, the new rules may effectively impose limits on interactions with existing and prospective customers in our business. In addition, we may experience increased costs if we need to adapt our technology and operational infrastructure to meet disclosure and compliance requirements under the proposed rules. Our compliance with the proposed rules could lead to a loss of customers and revenues, and otherwise adversely affect our business, results of operations, cash flows and financial condition. If the proposed rules are adopted in their current form, certain distributors may restrict the sale of annuities, and may remove themselves as broker of record, transitioning servicing and compliance back to Prudential Financial. In addition, we may need to alter our product design to comply with the new rules. We may also need to monitor wholesaling and other sales support activities so as not to be considered fiduciary advice, which would subject those activities to greater liability exposure.
In addition to the DOL rulemaking described above, lawmakers and regulatory authorities from time to time enact legislative and regulatory changes that could decrease the attractiveness of certain of Prudential Financial’s retirement products and services to retirement plan sponsors and administrators, or have an unfavorable effect on our ability to earn revenues from these products and services. Over time, these changes could hinder our sales of retirement products and services. We cannot predict with any certainty the effect these legislative and regulatory changes may have on our business, results of operations, cash flows and financial condition.
Foreign governmental actions could subject us to substantial additional regulation.
In addition to the adoption of Dodd-Frank in the United States, the FSB, has issued a series of proposals intended to produce significant changes in how financial companies, particularly companies that are members of large and complex financial groups, should be regulated.
The FSB identified Prudential Financial as a G-SII. The framework policy measures for G-SIIs published by the IAIS include enhanced group-wide supervision, enhanced capital standards, enhanced liquidity planning and management, and development of a risk reduction plan and recovery and resolution plans. The IAIS has released a basic capital requirement (“BCR”) and higher loss absorbency (“HLA”) standard that have been approved by the FSB and G20 with implementation in 2019. The IAIS is also developing ComFrame for the supervision of Internationally Active Insurance Groups that seeks to promote effective and globally-consistent supervision of the insurance industry and contribute to global financial stability through uniform standards for insurer corporate governance, enterprise risk management and other control functions, group wide supervision and group capital adequacy. ComFrame is also scheduled to be be adopted by the IAIS in 2019. Policy measures applicable to G-SIIs would need to be implemented by legislation or regulation in each applicable jurisdiction. We cannot predict the impact of BCR, HLA or ComFrame on our business, or the outcome of Prudential Financial’s identification as a G-SII on the regulation of our businesses.

Changes in accounting requirements could negatively impact our reported results of operations and our reported financial position.
Accounting standards are continuously evolving and subject to change. For example, the Financial Standards Accounting Board ("FASB") has an ongoing project to revise accounting standards for insurance contracts. While the final resolution of changes to U.S. GAAP pursuant to this project is unclear, changes to the manner in which we account for insurance products, or other changes in accounting standards, could have a material effect on our reported results of operations and financial condition. Further, changes in accounting standards may impose special demands on issuers in areas such as corporate governance, internal controls and disclosure, and may result in substantial conversion costs to implement.
Changes in U.S. federal income tax law or in the income tax laws of other jurisdictions that impact our tax profile could make some of our products less attractive to consumers and also increase our tax costs.
There is uncertainty regarding U.S. taxes both for individuals and corporations. Discussions in Washington continue concerning the need to reform the tax code, primarily by lowering tax rates and broadening the tax base, including by reducing or eliminating certain tax expenditures. Broadening the base or reducing or eliminating certain tax expenditures could make our products less attractive to customers. It is unclear whether or when Congress may take up overall tax reform and what would be the impact of reform on the Company and its products.
However even in the absence of overall tax reform, given the large federal deficit, as well as the budget constraints faced by many states and localities, Congress and state and local governments could raise revenue by enacting legislation to increase the taxes paid by individuals and corporations. This can be accomplished either by raising rates or otherwise changing the tax rules that affect the Company and its products.
Congress from time to time considers legislation that could make our products less attractive to consumers, Current U.S. federal income tax laws generally permit certain holders to defer taxation on the build-up of value of annuities and life insurance products until payments are actually made to the policyholder or other beneficiary and to exclude from taxation the death benefit paid under a life insurance contract. While higher tax rates increase the benefits of tax deferral on the build-up of value of annuities and life insurance, making our products more attractive to consumers, legislation that reduces or eliminates deferral could have a negative effect on our products.
Congress, as well as state and local governments, also considers from time to time legislation that could increase the amount of corporate taxes we pay, thereby reducing earnings. For example, changes in the law relating to tax reserving methodologies for term life or universal life insurance policies with secondary guarantees or other products could result in higher current taxes.
The Obama Administration’s Revenue Proposals include proposals which, if enacted, would affect the taxation of life insurance companies and certain life insurance products. The proposals would also change the method used to determine the amount of dividend income received by a life insurance company on assets held in separate accounts used to support products, including variable life insurance and variable annuity contracts, that is eligible for the dividends received deduction (“DRD”). The DRD reduces the amount of dividend income subject to tax and is a major reason for the difference between our actual tax expense and the expected tax amount determined using the federal statutory tax rate of 35%. If proposals of this type were enacted, the Company’s actual tax expense could increase, thereby reducing earnings.
Furthermore, the Administration’s Fiscal Year 2017 Revenue Proposals also include items that would change the way U.S. multinational corporations are taxed, as well as a liability-based fee on financial services companies, including insurance companies, with consolidated assets in excess of $50 billion. If these types of provisions are enacted into law, they could increase the amount of taxes Prudential Financial pays.
The products we have sold have different tax characteristics, in some cases generating tax deductions and credits for the Company. Changes in tax laws may negatively impact the deductions and credits available to the Company. These changes may increase the Company’s actual tax expense and reduce its consolidated net income.
The level of profitability of certain of our products is significantly dependent on these characteristics and our ability to continue to generate taxable income, which is taken into consideration when pricing products and is a component of our capital management strategies. Accordingly, changes in tax law, our ability to generate taxable income, or other factors impacting the availability or value of the tax characteristics generated by our products, could impact product returns. In addition, the adoption of a principles based approach for statutory reserves may lead to significant changes to the way tax reserves are determined and thus reduce future tax deductions.
Legal and regulatory actions are inherent in our business and could adversely affect our results of operations or financial position or harm our business or reputation.
We are, and in the future may be, subject to legal and regulatory actions in the ordinary course of our business. Some of these actions relate to aspects of the Company’s business and operations that are specific to us, while others are typical of the business in which we operate. We face or may face lawsuits alleging, among other things, issues relating to unclaimed property procedures, the settlement of death benefit claims, breaches of fiduciary duties, violations of securities laws and employment matters. Some of these proceedings have been brought on behalf of various alleged classes of complainants. In certain of these matters, the plaintiffs are seeking large and/or indeterminate amounts, including punitive or exemplary damages.
In addition, many insurance regulatory and other governmental or self-regulatory bodies have the authority to review our products and business practices and those of our agents and employees and to bring regulatory or other legal actions against us if, in their view, our practices, or those of our agents or employees, are improper. These actions can result in substantial fines, penalties or prohibitions or restrictions on our business activities and could adversely affect our business, reputation, results of operations, financial condition or liquidity. Further, the financial services industry in general has faced increased regulatory scrutiny from governmental and self-regulatory bodies conducting inquiries and investigations into various products and business practices. This regulatory scrutiny has in some cases led to proposed or final legislation and regulation that could significantly affect the financial services industry, and may ultimately result in an increased risk of regulatory penalties, settlements and litigation.
Legal liability or adverse publicity in respect of current or future legal or regulatory actions, whether or not involving us, could have an adverse affect on us or cause us reputational harm, which in turn could harm our business prospects. As a participant in the insurance and financial services industries, we may continue to experience a high level of legal and regulatory actions related to our businesses and operations.
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
We depend heavily on our telecommunication, information technology and other operational systems and on the integrity and timeliness of data we use to run our businesses and service our customers. These systems may fail to operate properly or become disabled as a result of events or circumstances wholly or partly beyond our control. Further, we face the risk of operational and technology failures by others, including clearing agents, exchanges and other financial intermediaries and of vendors and parties to which we outsource the provision of services or business operations. If these parties do not perform as anticipated, we may experience operational difficulties, increased costs and other adverse effects on our business. These risks are heightened by our offering of increasingly complex products, such as those that feature an asset transfer feature or re-allocation strategies, and by our employment of complex investment, trading and hedging programs.
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
Security breaches or other technological failures may also result in regulatory inquiries, regulatory proceedings, regulatory and litigation costs, and reputational damage. We may incur reimbursement and other expenses, including the costs of litigation and litigation settlements and additional compliance costs. We may also incur considerable expenses in enhancing and upgrading computer systems and systems security following such a failure.
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
We face risks arising from acquisitions, divestitures and restructurings, including client losses, surrenders and withdrawals, difficulties in executing, integrating and realizing the projected results of acquisitions and contingent liabilities with respect to dispositions.

We face a number of risks arising from acquisition transactions, including the risk that, following the acquisition or reorganization of a business, we could experience client losses, surrenders or withdrawals or other results materially different from those we anticipate. We may also experience difficulties in executing previously-announced transactions, and integrating and realizing the projected results of acquisitions and restructurings and managing the litigation and regulatory matters to which acquired entities are party. We may retain insurance or reinsurance obligations and other contingent liabilities in connection with our divestiture or winding down of various businesses, and our reserves for these obligations and liabilities may prove to be inadequate. Furthermore, transactions we enter into may alter the risks of our business. These risks may adversely affect our results of operations or financial condition.

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
In our investments in which we hold a minority interest, or that are managed by third parties, we lack management and operational control over operations, which may subject us to additional operational, compliance and legal risks and prevent us from taking or causing to be taken actions to protect or increase the value of those investments. In those jurisdictions where we are constrained by law from owning a majority interest in jointly owned operations, our remedies in the event of a breach by a joint venture partner may be limited (e.g., we may have no ability to exercise a “call” option).
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

•
A terrorist attack affecting financial institutions in the U. S. or elsewhere could negatively impact the financial services industry in general and our business operations, investment portfolio and profitability in particular.

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
In the fourth quarter of 2015, the Company surrendered its New York license. The Company recaptured the New York living benefits previously ceded to Pruco Re, and reinsured the majority of its New York business, both the living benefit and base contract, to an affiliate, The Prudential Insurance Company of America (“Prudential Insurance”). The license surrender relieves the Company of the requirement to hold additional New York statutory reserves mandated by the fourth quarter of 2014 agreement with the New York State Department of Financial Services (“NY DFS”). For the small portion of New York business retained by the Company, a custodial account has been established to hold collateral assets in an amount equal to the reserves associated with such business, as calculated in accordance with the reserve methodologies of the NY DFS.
Regulatory Developments
For additional information on the potential impacts of regulation on the Company, see “Business—Regulation” and “Risk Factors”.
Revenues and Expenses
The Company earns revenues principally from policy charges, fee income, asset administration from insurance and investment products and from net investment income on the investment of general account and other funds. The Company’s operating expenses principally consist of insurance benefits provided and reserves established for anticipated future insurance benefits, interest credited to policyholders' account balances, general business expenses, commissions and other costs of selling and servicing the various products it sold.
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
Accounting Policies and Pronouncements
Application of Critical Accounting Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, ("U.S. GAAP"), requires the application of accounting policies that often involve a significant degree of judgment. Management, on an ongoing basis, reviews estimates and assumptions used in the preparation of financial statements. If management determines that modifications in assumptions and estimates are appropriate given current facts and circumstances, the Company’s results of operations and financial position as reported in the Financial Statements could change significantly.
The following sections discuss the accounting policies applied in preparing our financial statements that management believes are most dependent on the application of estimates and assumptions and require management’s most difficult, subjective, or complex judgments.
Deferred Policy Acquisition and Other Costs
We capitalize costs that are directly related to the acquisition of annuity contracts. These costs primarily include commissions, as well as costs of policy issuance and underwriting and certain other expenses that are directly related to successfully negotiated contracts. We have also deferred costs associated with sales inducements offered in the past related to our variable and fixed annuity contracts. Sales inducements are amounts that are credited to the policyholder’s account balance as an inducement to purchase the contract. For additional information about sales inducements, see Note 7 to the Financial Statements. We generally amortize these deferred policy acquisition costs (“DAC”), and deferred sales inducements (“DSI”), over the expected lives of the contracts, based on our estimates of the level and timing of gross profits. As described in more detail below, in calculating DAC and DSI amortization we are required to make assumptions about investment returns, mortality, persistency, and other items that impact our estimates of the level and timing of gross profits. We also periodically evaluate the recoverability of our DAC and DSI. For certain contracts, this evaluation is performed as part of our premium deficiency testing, as discussed further below in “—Policyholder Liabilities.” As of December 31, 2015, DAC and DSI were $749 million and $453 million, respectively.
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
The near-term future equity rate of return assumption used in evaluating DAC and other costs is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15%, we use our maximum future rate of return. As of December 31, 2015, we assume an 8.0% long-term equity expected rate of return and a 6.0% near-term mean reversion equity rate of return.
The weighted average rate of return assumptions consider many factors, including asset durations, asset allocations and other factors. We generally update the near-term equity rates of return and our estimate of total gross profits each quarter to reflect the result of the reversion to the mean approach. We generally update the future interest rates used to project fixed income returns annually and in any quarter when interest rates vary significantly from these assumptions. These market performance related adjustments to our estimate of total gross profits result in cumulative adjustments to prior amortization, reflecting the application of the new required rate of amortization to all prior periods’ gross profits.
DAC and DSI Sensitivities
For variable annuity contracts, DAC and DSI are sensitive to changes in our future rate of return assumptions due primarily to the significant portion of gross profits that is dependent upon the total rate of return on assets held in separate account investment options.
The following table provides a demonstration of the sensitivity of each of these balances relative to our future rate of return assumptions by quantifying the adjustments to each balance that would be required assuming both an increase and decrease in our future rate of return by 100 bps. The sensitivity includes both an increase and decrease of 100 bps to the future rate of return assumptions in all years. The information below is for illustrative purposes only and considers only the direct effect of changes in our future rate of return on the DAC and DSI balances and not changes in any other assumptions such as persistency, mortality, or expenses included in our evaluation of DAC and DSI. Further, this information does not reflect changes in reserves, such as the reserves for the guaranteed minimum death and optional living benefit features of our variable annuity products, or the impact that changes in such reserves may have on the DAC and DSI balances.

	December 31, 2015
	Increase/(Decrease) in DAC	Increase/(Decrease) in DSI
	(in millions)
Increase in future rate of return by 100 bps	$50	$30
Decrease in future rate of return by 100 bps	$(54)	$(31)
In addition to the impact of market performance relative to our future rate of return assumptions, other factors may also drive variability in amortization expense, particularly when our annual assumption updates are performed. As noted above, however, the impact on our results of operations of changes in these assumptions can be offsetting and we are unable to predict their movement or offsetting impact over time. In 2015, updates to fund mapping and mortality drove the most significant changes to amortization expense. For a discussion of DAC and DSI adjustments for the years ended December 31, 2015 and 2014, see “Results of Operations”.
Value of Business Acquired

In addition to DAC and DSI, we also recognize an asset for value of business acquired, or VOBA. VOBA is an intangible asset which represents an adjustment to the stated value of acquired in force insurance contract liabilities to present them at fair value, determined as of the acquisition date. VOBA is amortized over the expected life of the acquired contracts in proportion to estimated gross profits, depending on the type of contract. VOBA is also subject to recoverability testing. As of December 31, 2015, VOBA was $34 million. For additional information about VOBA including its bases for amortization, see Note 5 of the Financial Statements.
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

•	Valuation of investments, including derivatives

•	Recognition of other-than-temporary impairments; and

•	Determination of the valuation allowance for losses on commercial mortgage and other loans.
We present at fair value in the statements of financial position our investments classified as available-for-sale including fixed maturity and equity securities investments classified as trading, derivatives, and embedded derivatives. For additional information regarding the key estimates and assumptions surrounding the determination of fair value of fixed maturity and equity securities, as well as derivative instruments, embedded derivatives and other investments, see Note 10 to the Financial Statements.
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
Policyholder Liabilities
Future Policy Benefit Reserves
We establish reserves for future policy benefits to, or on behalf of, policyholders in the same period in which the policy is issued or acquired, using methodologies prescribed by U.S. GAAP. The reserving methodologies used for our business include the following:

•
For most long-duration contracts, we utilize best estimate assumptions as of the date the policy is issued or acquired with provisions for the risk of adverse deviation, as appropriate. After the liabilities are initially established, we perform premium deficiency tests using best estimate assumptions as of the testing date without provisions for adverse deviation. If the liabilities determined based on these best estimate assumptions are greater than the net reserves (i.e., GAAP reserves net of any DAC, DSI or VOBA asset), the existing net reserves are adjusted by first reducing these assets by the amount of the deficiency or to zero through a charge to current period earnings. If the deficiency is more than these asset balances for insurance contracts, we then increase the net reserves by the excess, again through a charge to current period earnings. If a premium deficiency is recognized, the assumptions as of the premium deficiency test date are locked in and used in subsequent valuations.

•
For certain reserves, such as our contracts with guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”), we utilize current best estimate assumptions in establishing reserves. The reserves are subject to adjustments based on annual reviews of assumptions and quarterly adjustments for experience, including market performance, and the reserves may be adjusted through a benefit or charge to current period earnings.

•
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
The reserves for certain living benefit features, including guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”), are accounted for as embedded derivatives, with fair values calculated as the present value of expected future benefit payments to contractholders less the present value of assessed rider fees attributable to the embedded derivative feature. This methodology could result in either a liability or contra-liability balance, given changing capital market conditions and various actuarial assumptions. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally-developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The significant inputs to the valuation models for these embedded derivatives include capital market assumptions, such as interest rate levels and volatility assumptions, the Company’s market-perceived risk of its own non-performance (“NPR”), as well as actuarially determined assumptions, including contractholder behavior, such as lapse rates, benefit utilization rates, withdrawal rates, and mortality rates. Capital market inputs and actual contractholders’ account values are updated each quarter based on capital market conditions as of the end of the quarter, including interest rates, equity markets and volatility. In the risk neutral valuation, the initial swap curve drives the total returns used to grow the contractholders’ account values. The Company’s discount rate assumption is based on the London Inter-Bank Offered Rate (“LIBOR”) swap curve adjusted for an additional spread relative to LIBOR to reflect NPR. Actuarial assumptions, including contractholder behavior and mortality, are reviewed at least annually, and updated based upon emerging experience, future expectations and other data, including any observable market data, such as available industry studies or market transactions such as acquisitions and reinsurance transactions. For additional information regarding the valuation of these optional living benefit features, see Note 10 to the Financial Statements.
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

December 31, 2015
Increase/(Decrease) in GMDB/GMIB Reserves
(in millions)
Increase in future rate of return by 100 bps	$(25)
Decrease in future rate of return by 100 bps	$40

In addition to the impact of market performance relative to our future rate of return assumptions, other factors may also drive variability in the change in reserves, particularly when our annual assumption updates are performed. As noted above, however, the impact on our results of operations of changes in these assumptions can be offsetting and we are unable to predict their movement or offsetting impact over time. In 2015, updates to utilization rate assumptions, partially offset by updates to projected interest rate assumptions, drove the most significant changes to these reserves. For a discussion of adjustments to the reserves for GMDBs and GMIBs for the years ended December 31, 2015 and 2014, see “—Results of Operations”.
For certain living benefit features of the variable annuities that are accounted for as embedded derivatives, the changes in reserves are significantly impacted by changes in both the capital markets assumptions and actuarial assumptions. Capital market inputs and actual contractholders’ account values are updated each quarter based on capital market conditions as of the end of the quarter, while actuarial assumptions are reviewed at least annually, and updated based upon emerging experience, future expectations and other data. In 2015, updates to mapping of funds to related indices, partially offset by updates to mortality rate assumptions drove the most significant changes to these reserves. Other factors may also drive variability in the change in reserves, particularly when our annual assumption updates are performed. As noted above, however, the impact on our results of operations of changes in these assumptions can be offsetting and we are unable to predict their movement or offsetting impact over time. For a discussion of the drivers of the changes in our optional living benefit features for the years ended December 31, 2015 and 2014, see “—Results of Operations.”
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
Taxes on Income
Our effective tax rate is based on income, non-taxable and non-deductible items, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate. Inherent in determining our annual tax rate are judgments regarding business plans, planning opportunities and expectations about future outcomes. The dividend received deduction (“DRD”) is a major reason for the difference between the Company’s effective tax rate and the federal statutory rate of 35%. The DRD estimate incorporates the prior year results as well as the current year’s equity market performance. Both the current estimate of the DRD and the DRD in future periods can vary based on factors such as, but not limited to, changes in the amount of dividends received that are eligible for the DRD, changes in the amount of distributions received from underlying fund investments, changes in the account balances of variable life and annuity contracts, and the Company’s taxable income before the DRD.
An increase or decrease in our effective tax rate by one percent of income (loss) from continuing operations before income taxes, would have resulted in an increase or decrease in our income from continuing operations in 2015 of $2 million.
 The Company’s liability for income taxes includes the liability for unrecognized tax benefits and interest that relate to tax years still subject to review by the Internal Revenue Service (“IRS”) or other taxing authorities. See Note 9 to the Financial Statements for a discussion of the impact in 2013, 2014 and 2015 of changes to our total unrecognized tax benefits. We do not anticipate any significant changes within the next 12 months to our total unrecognized tax benefits related to tax years for which the statute of limitations has not expired.
Contingencies
A contingency is an existing condition that involves a degree of uncertainty that will ultimately be resolved upon the occurrence of future events. Under U.S. GAAP, accruals for contingencies are required to be established when the future event is probable and its impact can be reasonably estimated, such as in connection with an unresolved legal matter. The initial reserve reflects management’s best estimate of the probable cost of ultimate resolution of the matter and is revised accordingly as facts and circumstances change and, ultimately, when the matter is brought to closure.
Adoption of New Accounting Pronouncements
There were no new accounting pronouncements adopted during 2015 requiring the application of critical accounting estimates. See Note 2 to the Financial Statements for a complete discussion of newly issued accounting pronouncements.
Changes in Financial Position
2015 to 2014 Annual Comparison

Total assets decreased by $5.2 billion from $52.5 billion at December 31, 2014 to $47.3 billion at December 31, 2015. Separate account assets decreased $4.9 billion primarily driven by net outflows, unfavorable fund performance, policy charges, and the impact of the asset transfer feature which moved contractholder account values from the separate account to the general account due to unfavorable markets in 2015. DAC and DSI decreased $0.6 billion primarily resulting from the impact of the embedded derivatives and related hedge positions and base amortization. Partially offsetting the above decrease was an increase in receivables from parents and affiliates of $0.2 billion related to cash consideration to be received from an affiliate reinsurance related to the recapture of the New York contracts, and a $0.1 billion increase in other assets primarily driven by a deferred loss on reinsurance. Refer to “Business - Overview” for further analysis.
Total liabilities decreased by $4.9 billion, from $50.8 billion at December 31, 2014 to $45.9 billion at December 31, 2015. Separate account liabilities decreased $4.9 billion offsetting the decrease in separate account assets above. Policyholders’ account balances decreased $0.2 billion primarily driven by account value runoff due to contractholder surrenders partially offset by the impact of the asset transfer feature which moved contractholder account values from the separate account to the general account. Partially offsetting the above decrease was an increase in payables to parent and affiliates of $0.2 billion related to the cash consideration relating to ceding the New York contracts to an affiliate.
Total equity decreased by $0.4 billion from $1.7 billion at December 31, 2014 to $1.3 billion at December 31, 2015, reflecting the 2015 dividend of $0.5 billion paid to our parent, Prudential Annuities, Inc., partially offset by net income.

Results of Operations
2015 to 2014 Annual Comparison
Income from Operations before Income Taxes
Income from operations before income taxes decreased $94 million from $259 million in 2014 to $165 million in 2015. Excluding the impacts of changes in the estimated profitability of the business, as discussed below, income from operations before income taxes was an increase of $1 million. Favorable variances were due to decrease in base DAC amortization due to lower gross profits, favorable variance in net general and administrative expenses driven by a lower allocation of operating expenses due to business runoff, and lower interest expense due to paydown of debt. Offsetting the decreases were lower net fees driven by lower average separate account assets due to runoff of the business and unfavorable fund performance and a decline in net spread income primarily due to lower reinvestment yields and average annuity account values in the general account.
The impacts of changes in the estimated profitability of the business include adjustments to the amortization of DAC and other costs and to reserves, resulted in a net charge of $230 million in 2015. The net charge primarily reflects the impact of NPR gains due to declining rates and spread widening. The net charge of $135 million in 2014 primarily reflects NPR gains due to declining rates, partially offset by a net change driven by an annual review and update of assumptions resulting in a DAC benefit.
Revenues, Benefits and Expenses
Revenues decreased $166 million. Excluding the $5 million impact of changes in the estimated profitability of the business as a result of our annual assumption update, revenues decreased $171 million driven by an unfavorable variance in policy charges and fee income and asset administration fees and other income of $115 million primarily due to lower average separate account assets and the changes to the Rule 12b-1 Plan, as discussed above. Net investment income decreased $25 million primarily as a result of lower portfolio reinvestment yields and average annuity account values in the general account. Premiums decreased $25 million primarily due to the reinsurance ceding agreement of New York contracts to an affiliate, Prudential Insurance.
Benefits and expenses decreased $72 million. Excluding the $100 million impacts of the amortization of DAC and other costs and to the reserves for the GMDB and GMIB features, as discussed above, benefits and expenses decreased $172 million. The decrease was driven by a decline in general, administrative and other expenses of $83 million due to lower distribution costs driven by lower average separate account values due to runoff of the business and the changes to the Rule 12b-1 Plan, as discussed above, and reduced expense allocations . DAC amortization and interest credited to policyholders’ account balances, decreased $64 million primarily due to lower base DAC and DSI amortization driven by lower gross profits and lower rate of amortization. Insurance and annuity benefits decreased $24 million primarily due to the reinsurance ceding agreement, as discussed above.

Income Taxes
Shown below is our income tax provision for the years ended December 31, 2015 and 2014, separately reflecting the impact of certain significant items.

	2015	2014

	(in millions)
Tax provision Impact of:	$(8)	$9
Non taxable investment income	57	69
Tax credits	9	13
Other	0	0
Tax provision at statutory rate	$58	$91
Our income tax provision amounted to an income tax benefit of $8 million in 2015 and an income tax expense of $9 million in 2014, respectively. The decrease in income tax expense primarily reflects the decrease in pre-tax income from continuing operations for the year ended December 31, 2015.
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
Effective and prudent liquidity and capital management is a priority across the organization. Management monitors the liquidity of Prudential Financial, Prudential Insurance and the Company on a daily basis and projects borrowing and capital needs over a multi-year time horizon through our periodic planning process. We believe that cash flows from the sources of funds available to us are sufficient to satisfy the current liquidity requirements of Prudential Financial, and the Company, including under reasonably foreseeable stress scenarios. Prudential Financial has a capital management framework in place that governs the allocation of capital and approval of capital uses. Prudential Financial and the Company also employ a “Capital Protection Framework” to ensure the availability of capital resources to maintain adequate capitalization and competitive risk-based capital (“RBC”) ratios under various stress scenarios.
Prudential Financial is a “Designated Financial Company” under Dodd-Frank. As a Designated Financial Company, Prudential Financial is subject to supervision and examination by the Federal Reserve Bank of Boston and to stricter prudential regulatory standards, which include or will include requirements and limitations (some of which are the subject of ongoing rule-making) relating to capital, leverage, liquidity, stress-testing, overall risk management, resolution and recovery plans, credit exposure reporting, early remediation, management interlocks and credit concentration. They may also include additional standards regarding capital, public disclosure, short-term debt limits, and other related subjects. In addition, the FSB has identified Prudential Financial as a G-SII. For information on these recent actions and their potential impact on us, see “Business-Regulation” and “Risk Factors”.
Capital
Our capital management framework is primarily based on statutory RBC measures. The RBC ratio is a primary measure of the capital adequacy of the Company. RBC is calculated based on statutory financial statements and risk formulas consistent with the practices of the NAIC. RBC considers, among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. RBC ratio calculations are intended to assist insurance regulators in measuring an insurer’s solvency and ability to pay future claims. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities, but is available to the public. The RBC ratio is an annual calculation. As of December 31, 2015 the Company’s RBC ratio exceeds the minimum level required by applicable insurance regulations.
The Company evaluates its regulatory capital under reasonably foreseeable stress scenarios and believes we have adequate resources to maintain our capital levels comfortably above regulatory requirements under these scenarios.
As discussed in “Business-Regulation,” in the fourth quarter of 2015, the Company surrendered its New York license and reinsured the majority of its New York business to an affiliate, Prudential Insurance. The license surrender relieves the Company of the requirement to hold additional New York statutory reserves mandated by the agreement. For the small portion of New York business retained by the Company, a custodial account has been established to hold collateral assets in an amount equal to the reserves associated with such business, as calculated in accordance with the reserve methodologies of the New York State Department of Financial Services (“NY DFS”).
On December 22, 2015 and June 29, 2015, the Company paid dividends of $180 million and $270 million, respectively, to its parent, Prudential Annuities, Inc. On December 19, 2014 and June 27, 2014, the Company paid dividends of $75 million and $267 million, respectively, to its parent, Prudential Annuities, Inc. On December 16, 2013 and June 26, 2013, the Company paid dividends of $100 million and $184 million, respectively, to our parent, Prudential Annuities, Inc.
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
Affiliated Captive Reinsurance Company
Prudential Financial and the Company use captive reinsurance companies to more effectively manage our reserves and capital on an economic basis and to enable the aggregation and transfer of risks. We reinsure the majority of our variable annuity living benefit guarantees to an affiliated captive reinsurance company, Pruco Re. This enables Prudential Financial to aggregate these risks within Pruco Re and manage them more efficiently through a hedging program. On August 31, 2013, the Company redomesticated from Connecticut to Arizona, and, as a result, PALAC is able to claim reinsurance reserve credit for business ceded to Pruco Re without the need for Pruco Re to post collateral. Pruco Re assumes business from affiliates only. To support the risks Pruco Re assumes, the captives are capitalized to a level we believe is consistent with the “AA” financial strength rating targets of Prudential Financial’s insurance subsidiaries. Pruco Re is a wholly-owned subsidiary of Prudential Financial, domiciled in Arizona, which is the state of domicile of PALAC. In addition to state insurance regulation, Pruco Re is subject to internal policies governing its activities. In the normal course of business Prudential Financial contributes capital to the captives to support business growth and other needs. Prudential Financial has also entered into support agreements with captives in connection with financing arrangements.
In 2016, the Company expects to recapture the risks related to our variable annuity living benefit riders that were previously reinsured to Pruco Re, and begin managing all of the product risks associated with our variable annuities.
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
Liquidity is measured against internally-developed benchmarks that take into account the characteristics of both the asset portfolio and the liabilities that they support. We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in calculating internal liquidity measures to evaluate liquidity under various stress scenarios, including company-specific and market-wide events. We continue to believe that cash generated by ongoing operations and the liquidity profile of our assets provide sufficient liquidity under reasonably foreseeable stress scenarios.
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
Liquid Assets
Liquid assets include cash and cash equivalents, short-term investments, fixed maturities that are not designated as held-to-maturity and public equity securities. As of December 31, 2015 and 2014, the Company had liquid assets of $2.7 billion and $2.9 billion, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $0.2 billion and $0.1 billion as of December 31, 2015 and 2014, respectively. As of December 31, 2015, $2.3 billion, or 92%, of the fixed maturity investments in company general account portfolios were rated high or highest quality based on NAIC or equivalent rating. The remaining $0.2 billion, or 8%, of these fixed maturity investments were rated other than high or highest quality.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market Risk

Market risk is defined as the risk of loss from changes in interest rates, equity prices, and foreign currency exchange rates resulting from asset/liability mismatches where the change in the value of our liabilities is not offset by the change in value of our assets.
Market Risk Management

Management of market risk, which we consider to be a combination of both investment risk and market risk exposures includes the identification and measurement of various forms of risk, the establishment of risk thresholds and the creation of processes intended to maintain risks within these thresholds while optimizing returns on the underlying assets or liabilities. As an indirect wholly-owned subsidiary of Prudential Financial, the Company benefits from the risk management strategies implemented by its parent. Risk range limits are established for each type of market risk, and are approved by the Investment Committee of the Prudential Financial Board of Directors and subject to ongoing review.
Our risk management process utilizes a variety of tools and techniques, including:

•	Measures of price sensitivity to market changes (e.g., interest rates, equity index prices, foreign exchange);

•	Asset/liability mismatch analytics;

•	Stress scenario testing;

•	Hedging programs; and

•	Risk management governance, including policies, limits and committee that oversees investment and market risk.

Market Risk Mitigation
Risk mitigation takes three primary forms:

1.
Asset/Liability Management: Managing assets to liability-based measures. For example, investment policies identify target durations for assets based on liability characteristics and asset portfolios are managed to ranges around them. This mitigates potential unanticipated economic losses from interest rate movements.

2.
Hedging non-strategic exposures. For example, our investment policies for our general account portfolios generally require hedging currency risk for all cash flows not offset by similarly denominated liabilities.

3.
Management of portfolio concentration risk. For example, ongoing monitoring and management at the enterprise level of key rate, currency and other concentration risks support diversification efforts to mitigate exposure to individual markets and sources of risk.

Market Risk Related to Interest Rates

We perform liability-driven investing and engage in careful asset/liability management. Asset/liability mismatches create the risk that changes in liability values will differ from the changes in the value of the related assets. Additionally, changes in interest rates may impact other items including, but not limited to, the following:

•	Net investment spread between the amounts that we are required to pay and the rate of return we are able to earn on investments for certain products supported by general account investments;

•	Asset-based fees earned on assets under management or contractholder account values;

•	Estimated total gross profits and the amortization of deferred policy acquisition and other costs;

•	Net exposure to the guarantees provided under certain products; and

•	Our capital levels.

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
We use duration and convexity analyses to measure price sensitivity to interest rate changes. Duration measures the relative sensitivity of the fair value of a financial instrument to changes in interest rates. Convexity measures the rate of change of duration with respect to changes in interest rates. We use asset/liability management and derivative strategies to manage our interest rate exposure by matching the relative sensitivity of asset and liability values to interest rate changes, or controlling “duration mismatch” of assets and liabilities. We have duration mismatch constraints. As of December 31, 2015 and 2014, the difference between the duration of assets and the target duration of liabilities in our duration managed portfolios was within our policy limits. We consider risk-based capital and tax implications as well as current market conditions in our asset/liability management strategies.
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
We assess the impact of interest rate movements on the value of our financial assets, financial liabilities and derivatives using hypothetical test scenarios that assume either upward or downward 100 basis point parallel shifts in the yield curve from prevailing interest rates, reflecting changes in either credit spreads or the risk-free rate. The following table sets forth the net estimated potential loss in fair value on these financial instruments from a hypothetical 100 basis point upward shift at December 31, 2015 and 2014. This table is presented on a gross basis and excludes offsetting impacts to insurance liabilities that are not considered financial liabilities under U.S. GAAP. This scenario results in the greatest net exposure to interest rate risk of the hypothetical scenarios tested at those dates. While the test scenario is for illustrative purposes only and does not reflect our expectations regarding future interest rates or the performance of fixed income markets, it is a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These test scenarios do not measure the changes in value that could result from non-

parallel shifts in the yield curve, which we would expect to produce different changes in discount rates for different maturities. As a result, the actual loss in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations. The estimated changes in fair values do not include separate account assets.

	December 31, 2015			December 31, 2014
	Notional	Fair Value	Hypothetical Change in Fair Value	Notional	Fair Value	Hypothetical Change in Fair Value

	(in millions)
Financial assets with interest rate risk:
Financial Assets:
Fixed maturities, available for sale		$2,524	$(111)		$2,801	$(123)
Policy loans		13	0		13	0
Commercial loans		438	(20)		423	(17)
Derivatives (1):
Swaps	$2,284	95	(76)	$2,265	85	(74)
Options	18,387	16	(4)	6,942	12	(4)
Forwards	2,752	23	0
Financial liabilities with interest rate risk:
Investment Contracts		(102)	3		(91)	3
Total estimated potential loss			$(208)			$(215)

(1)	Excludes variable annuity optional living benefits accounted for as embedded derivatives.
The tables above do not include approximately $5.9 billion of insurance reserve and deposit liabilities as of December 31, 2015 and $6.1 billion as of December 31, 2014 which are not considered financial liabilities. We believe that the interest rate sensitivities of these insurance liabilities would serve as an offset to the net interest rate risk of the financial assets and financial liabilities which are set forth in these tables. The tables above also exclude variable annuity optional living benefits accounted for as embedded derivatives as the Company generally reinsures the risks associated with these benefits to an affiliated reinsurance company, Pruco Re, as part of its risk management strategy. See “Item 1. Business—Products—Individual Annuities” for information regarding the reinsurance to Pruco Re and Prudential Insurance and the living benefit hedging program, which is primarily executed within Pruco Re.
Market Risk Related to Equity Prices
We have exposure to equity risk primarily through asset/liability mismatches, including our equity-based derivatives and certain variable annuity and other living benefit feature embedded derivatives. As discussed above, our variable annuity optional living benefits accounted for as embedded derivatives are generally reinsured to an affiliate as part of our risk management strategy. Our equity based derivatives are primarily held as part of our capital hedging program, discussed below. In addition the impact on our capital hedges, changes in equity prices may impact other items including, but not limited to, the following:

•	Asset-based fees earned on assets under management or contractholder account values;

•	Estimated total gross profits and the amortization of deferred policy acquisition and other costs; and

•	Net exposure to the guarantees provided under certain products.
We manage equity risk against benchmarks in respective markets. We benchmark our return on equity holdings against a blend of market indices, mainly the S&P 500 and Russell 2000 for U.S. equities. For equity investments within the separate accounts, the investment risk is borne by the separate account contractholder rather than by the Company.
Our capital hedging program is managed at the Prudential Financial parent company level. The program broadly addresses equity market exposure of the overall statutory capital of Prudential Financial as a whole, under stress scenarios. The Company owns a portion of the derivatives related to the program. The program focuses on tail risk in order to protect statutory capital in a cost-effective manner under stress scenarios. Prudential Financial assesses the composition of the hedging program on an ongoing basis and may change it from time to time based on an evaluation of its risk position or other factors. Our estimated equity price risk associated with these capital hedges as of December 31, 2015 and 2014 was a $2 million and a $1 million benefit, respectively, estimated based on a hypothetical 10% decline in equity benchmark market levels, which would partially offset an overall decline in our capital position related to the equity market decline.
Derivatives

We use derivative financial instruments primarily to reduce market risk from changes in interest rates and equity prices, including their use to alter interest rate exposures arising from mismatches between assets and liabilities. Our derivatives primarily include swaps, futures, options and forward contracts that are exchange-traded or contracted in the over-the-counter ("OTC") market. See Note 11 to the Financial Statements for a description of derivative activities as of December 31, 2015 and 2014.
Market Risk Related to Certain Variable Annuity Products
The primary risk exposures of our variable annuity contracts relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including capital markets assumptions, such as equity market returns, interest rates and market volatility and actuarial assumptions. For our capital markets assumptions, we manage our exposure to the risk created by capital markets fluctuations through a combination of product design elements, such as an asset transfer feature and inclusion of certain optional living benefits in our living benefits hedging program and affiliated and external reinsurance. Certain variable annuity optional living benefit features are accounted for as an embedded derivative and recorded at fair value.

Item 8. Financial Statements and Supplementary Data
Information required with respect to this Item 8 regarding Financial Statements and Supplementary Data is set forth within the Index to Financial Statements elsewhere in this Annual Report on Form 10-K.
Item 9. Changes in and Disagreements with Independent Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Management’s Annual Report on Internal Control Over Financial Reporting on the effectiveness of internal control over financial reporting as of December 31, 2015 are included in Part II, Item 8 of this Annual Report on Form 10-K.
In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of December 31, 2015. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2015, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) and 15d-15(f) occurred during the quarter ended December 31, 2015 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
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
Certain of the information called for by this item is hereby incorporated herein by reference to the relevant portions of Prudential Financial’s definitive proxy statement for the Annual Meeting of Shareholders to be held on May 10, 2016 to be filed by Prudential Financial with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2015 (the “Proxy Statement”).
Item 14. Principal Accountant Fees and Services
The information called for by this item is hereby incorporated herein by reference to the relevant portions of the Proxy Statement.
PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) (1)	Financial Statements Financial Statements of the Company are listed in the accompanying “Index to Financial Statements” hereof and are filed as part of this Report.
(2)	Financial Statement Schedules None.*
(3)	Exhibits

2.	None.
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

SIGNATURES
Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Shelton, and State of Connecticut on the 10th day of March 2016.

PRUDENTIAL ANNUITIES LIFE ASSURANCE CORPORATION (Registrant)
By:	/s/ Lori D. Fouché
Lori D. Fouché
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 10, 2016.

Name	Title

/s/ Lori D. Fouché	President,
Lori D. Fouché	Chief Executive Officer and Director

/s/ Yanela C. Frias	Executive Vice President,
Yanela C. Frias	Chief Financial Officer, Principal Accounting Officer and Director

* Bernard J. Jacob	Director
Bernard J. Jacob

* George M. Gannon	Director
George M. Gannon

* Kenneth Y. Tanji	Director
Kenneth Y. Tanji

* Arthur W. Wallace	Director
Arthur W. Wallace

* Richard F. Lambert	Director
Richard F. Lambert

* By:	/s/ Lynn K. Stone
Lynn K. Stone
(Attorney-in-Fact)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
FINANCIAL STATEMENTS INDEX

Management’s Annual Report on Internal Control Over Financial Reporting
Management of Prudential Annuities Life Assurance Corporation (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an assessment of the effectiveness, as of December 31, 2015, of the Company’s internal control over financial reporting, based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment under that framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015.
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
March 10, 2016

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholder of
Prudential Annuities Life Assurance Corporation:
In our opinion, the accompanying statements of financial position and the related statements of operations and comprehensive income, of equity and of cash flows present fairly, in all material respects, the financial position of Prudential Annuities Life Assurance Corporation (an indirect, wholly owned subsidiary of Prudential Financial, Inc.) at December 31, 2015 and December 31, 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As described in Note 13 of the financial statements, the Company has entered into extensive transactions with affiliated entities.
/S/ PRICEWATERHOUSECOOPERS LLP
New York, New York
March 10, 2016

Prudential Annuities Life Assurance Corporation

Statements of Financial Position
As of December 31, 2015 and 2014 (in thousands, except share amounts)

	December 31, 2015	December 31, 2014
ASSETS
Fixed maturities, available-for-sale, at fair value (amortized cost, 2015: $2,433,626; 2014: $2,609,253)	$2,524,272	$2,800,593
Trading account assets, at fair value	5,653	6,131
Equity securities, available-for-sale, at fair value (cost, 2015: $14; 2014: $14)	17	17
Commercial mortgage and other loans	438,172	422,563
Policy loans	13,054	13,355
Short-term investments	158,227	57,185
Other long-term investments	182,157	162,783
Total investments	3,321,552	3,462,627
Cash and cash equivalents	536	594
Deferred policy acquisition costs	749,302	1,114,431
Accrued investment income	22,615	25,008
Reinsurance recoverables	3,088,328	2,996,845
Value of business acquired	33,640	39,738
Deferred sales inducements	452,752	665,207
Receivables from parent and affiliates	212,696	60,490
Other assets	123,158	6,193
Separate account assets	39,250,159	44,101,699
TOTAL ASSETS	$47,254,738	$52,472,832
LIABILITIES AND EQUITY
LIABILITIES
Policyholders’ account balances	$2,416,125	$2,633,085
Future policy benefits and other policyholder liabilities	3,578,662	3,539,521
Payables to parent and affiliates	275,737	71,675
Cash collateral for loaned securities	10,568	5,285
Income taxes	274,951	299,084
Short-term debt	1,000	54,354
Other liabilities	100,618	105,972
Separate account liabilities	39,250,159	44,101,699
Total Liabilities	45,907,820	50,810,675
Commitments and Contingent Liabilities (see Note 12)
EQUITY
Common stock, $100 par value; 25,000 shares authorized, issued and outstanding	2,500	2,500
Additional paid-in capital	901,422	901,422
Retained earnings	396,830	673,613
Accumulated other comprehensive income	46,166	84,622
Total Equity	1,346,918	1,662,157
TOTAL LIABILITIES AND EQUITY	$47,254,738	$52,472,832
See Notes to Financial Statements

Prudential Annuities Life Assurance Corporation

Statements of Operations and Comprehensive Income
Years Ended December 31, 2015, 2014 and 2013 (in thousands)

	2015	2014	2013
REVENUES
Premiums	$9,787	$34,903	$28,019
Policy charges and fee income	740,823	806,327	809,242
Net investment income	139,430	164,011	217,883
Asset administration fees and other income	177,479	227,619	239,489
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(44)	(10)	0
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income	24	10	0
Other realized investment gains (losses), net	6,072	7,368	(184,351)
Total realized investment gains (losses), net	6,052	7,368	(184,351)
Total revenues	1,073,571	1,240,228	1,110,282
BENEFITS AND EXPENSES
Policyholders’ benefits	60,461	137,135	29,727
Interest credited to policyholders’ account balances	225,555	211,058	(117,027)
Amortization of deferred policy acquisition costs	309,152	238,416	(385,561)
General, administrative and other expenses	313,471	394,248	402,679
Total benefits and expenses	908,639	980,857	(70,182)
INCOME FROM OPERATIONS BEFORE INCOME TAXES	164,932	259,371	1,180,464
Total income tax expense (benefit)	(8,285)	8,604	332,372
NET INCOME	173,217	250,767	848,092
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(54)	(63)	5
Net unrealized investment gains (losses):
Unrealized investment gains (losses) for the period	(54,279)	35,931	(108,769)
Reclassification adjustment for gains included in net income	(4,831)	(14,706)	(8,805)
Net unrealized investment gains (losses)	(59,110)	21,225	(117,574)
Other comprehensive income (loss), before tax:	(59,164)	21,162	(117,569)
Less: Income tax expense (benefit) related to other comprehensive income (loss)
Foreign currency translation adjustments	(19)	(23)	2
Net unrealized investment gains (losses)	(20,689)	7,430	(41,151)
Total	(20,708)	7,407	(41,149)
Other comprehensive income (loss), net of taxes	(38,456)	13,755	(76,420)
COMPREHENSIVE INCOME	$134,761	$264,522	$771,672
See Notes to Financial Statements

Prudential Annuities Life Assurance Corporation

Statements of Equity
Years Ended December 31, 2015, 2014 and 2013 (in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Balance, December 31, 2012	$2,500	$893,336	$200,754	$147,287	$1,243,877
Contributed capital		8,086			8,086
Dividend to parent			(284,000)		(284,000)
Comprehensive income:
Net income			848,092		848,092
Other comprehensive income (loss), net of taxes				(76,420)	(76,420)
Total comprehensive income					771,672
Balance, December 31, 2013	2,500	901,422	764,846	70,867	1,739,635
Dividend to parent			(342,000)		(342,000)
Comprehensive income:
Net income			250,767		250,767
Other comprehensive income (loss), net of taxes				13,755	13,755
Total comprehensive income					264,522
Balance, December 31, 2014	2,500	901,422	673,613	84,622	1,662,157
Dividend to parent			(450,000)		(450,000)
Comprehensive income:
Net income			173,217		173,217
Other comprehensive income (loss), net of taxes				(38,456)	(38,456)
Total comprehensive income					134,761
Balance, December 31, 2015	$2,500	$901,422	$396,830	$46,166	$1,346,918
See Notes to Financial Statements

Prudential Annuities Life Assurance Corporation

Statements of Cash Flows
Years Ended December 31, 2015, 2014 and 2013 (in thousands)

Prudential Annuities Life Assurance Corporation

	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$173,217	$250,767	$848,092
Adjustments to reconcile net income to net cash provided by operating activities:
Policy charges and fee income	907	3,491	10,678
Realized investment (gains) losses, net	(6,052)	(7,368)	184,351
Depreciation and amortization	37,530	1,402	11,032
Interest credited to policyholders’ account balances	225,555	211,058	(117,027)
Change in:
Future policy benefits and other policyholder liabilities	238,052	324,284	218,861
Accrued investment income	2,393	7,161	12,487
Net payable to/receivable from parent and affiliates	61,252	(26,936)	(40,051)
Deferred sales inducements	38,380	(11,515)	(31,370)
Deferred policy acquisition costs	381,480	235,612	(389,611)
Income taxes	(3,426)	(67,163)	330,049
Reinsurance recoverables	(270,868)	(273,480)	(275,321)
Bonus reserve	(38,768)	(115,700)	(27,593)
Derivatives, net	21,581	(415)	(37,654)
Deferred loss on reinsurance	(118,028)	0	0
Other, net	(3,508)	(1,804)	(17,627)
Cash flows from operating activities	739,697	529,394	679,296
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	486,648	996,083	1,484,339
Commercial mortgage and other loans	89,344	20,988	109,242
Trading account assets	3,765	4,900	7,690
Policy loans	1,257	753	752
Other long-term investments	3,764	(1,650)	1,973
Short-term investments	2,318,219	2,637,788	3,220,082
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(336,954)	(494,947)	(743,854)
Commercial mortgage and other loans	(106,185)	(43,859)	(80,319)
Trading account assets	(3,681)	(4,312)	(5,469)
Policy loans	(644)	(943)	(538)
Other long-term investments	(3,994)	(14,691)	(12,969)
Short-term investments	(2,419,261)	(2,576,786)	(3,234,508)
Notes payable to/receivable from parent and affiliates, net	3,110	(12,524)	(2,224)
Derivatives, net	(6,528)	1,682	6,068
Other, net	1,070	(1,674)	(6,258)
Cash flows from investing activities	29,930	510,808	744,007
CASH FLOWS USED IN FINANCING ACTIVITIES:
Cash collateral for loaned securities	5,283	(42,612)	8,920
Repayments of debt (maturities longer than 90 days)	0	(200,000)	(200,000)
Net increase (decrease) in short-term borrowing	(53,354)	49,354	5,000
Drafts outstanding	(1,663)	(6,410)	1,577
Distribution to parent	(450,000)	(342,000)	(284,000)
Contributed capital	0	0	12,439
Policyholders’ account deposits	1,295,546	1,375,761	1,102,020
Policyholders’ account withdrawals	(1,511,470)	(1,875,118)	(2,068,108)
Policyholders’ account ceded	(54,027)	0	0
Cash flows used in financing activities	(769,685)	(1,041,025)	(1,422,152)
NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(58)	(823)	1,151
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	594	1,417	266
CASH AND CASH EQUIVALENTS, END OF YEAR	$536	$594	$1,417
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid, net of refunds	$(4,858)	$75,745	$2,325
Interest paid	$68	$8,657	$16,955
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
In the fourth quarter of 2015, the Company surrendered its New York license. The Company recaptured the New York living benefits previously ceded to Pruco Re, and reinsured the majority of its New York business, both the living benefit and base contract, to an affiliate, The Prudential Insurance Company of America (“Prudential Insurance”). The license surrender relieves the Company of the requirement to hold additional New York statutory reserves mandated by the fourth quarter of 2014 agreement with the New York State Department of Financial Services (“NY DFS”). For the small portion of New York business retained by the Company, a custodial account has been established to hold collateral assets in an amount equal to the reserves associated with such business, as calculated in accordance with the reserve methodologies of the NY DFS.
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
The most significant estimates include those used in determining deferred policy acquisition costs and related amortization; value of business acquired and its amortization; amortization of deferred sales inducements; valuation of investments including derivatives and the recognition of other-than-temporary impairments (“OTTI”); future policy benefits including guarantees; reinsurance recoverables; provision for income taxes and valuation of deferred tax assets; and accruals for contingent liabilities, including estimates for losses in connection with unresolved legal matters.
Reclassifications
Certain amounts in prior periods have been reclassified to conform to the current period presentation.
2.    SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

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
Fixed maturities, available-for-sale, at fair value are comprised of bonds, notes and redeemable preferred stock. Fixed maturities classified as “available-for-sale” are carried at fair value. See Note 10 for additional information regarding the determination of fair value. The amortized cost of fixed maturities is adjusted for amortization of premiums and accretion of discounts over the contractual lives of the investments. Interest income, as well as the related amortization of premium and accretion of discount is included in “Net investment income” under the effective yield method. For mortgage-backed and asset-backed securities, the effective yield is based on estimated cash flows, including interest rate and prepayment assumptions based on data from widely accepted third-party data sources or internal estimates. In addition to interest rate and prepayment assumptions, cash flow estimates also vary based on other assumptions regarding the underlying collateral including default rates and changes in value. These assumptions can significantly impact income recognition and the amount of OTTI recognized in earnings and other comprehensive income. For high credit quality mortgage-backed and asset-backed securities (those rated AA or above), cash flows are provided quarterly, and the amortized cost and effective yield of the security are adjusted as necessary to reflect historical prepayment experience and changes in estimated future prepayments. The adjustments to amortized cost are recorded as a charge or credit to net investment income in accordance with the retrospective method. For mortgage-backed and asset-backed securities rated below AA or those for which an OTTI has been recorded, the effective yield is adjusted prospectively for any changes in estimated cash flows. See the discussion below on realized investment gains and losses for a description of the accounting for impairments. Unrealized gains and losses on fixed maturities classified as “available-for-sale,” net of tax, and the effect on deferred policy acquisition costs (“DAC”), value of business acquired (“VOBA”), deferred sales inducements (“DSI”), and future policy benefits that would result from the realization of unrealized gains and losses, are included in “Accumulated other comprehensive income (loss)” (“AOCI”).
Trading account assets, at fair value represents equity securities and other fixed maturity securities carried at fair value. Realized and unrealized gains and losses for these investments are reported in “Asset administration fees and other income.” Interest and dividend income from these investments is reported in “Net investment income.”
Equity securities, available-for-sale, at fair value are comprised of mutual fund shares and are carried at fair value. The associated unrealized gains and losses, net of tax, and the effect on DAC, VOBA, DSI, and future policy benefits that would result from the realization of unrealized gains and losses, are included in AOCI. The cost of equity securities is written down to fair value when a decline in value is considered to be other-than-temporary. See the discussion below on realized investment gains and losses for a description of the accounting for impairments. Dividends from these investments are recognized in “Net investment income” when earned.
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

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

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
The allowance for losses includes a loan specific reserve for each impaired loan that has a specifically identified loss and a portfolio reserve for probable incurred but not specifically identified losses. For impaired commercial mortgage and other loans the allowances for losses are determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or based upon the fair value of the collateral if the loan is collateral dependent. The portfolio reserves for probable incurred but not specifically identified losses in the commercial mortgage and agricultural loan portfolios considers the current credit composition of the portfolio based on an internal quality rating (as described above). The portfolio reserves are determined using past loan experience, including historical credit migration, loss probability and loss severity factors by property type. These factors are reviewed each quarter and updated as appropriate.
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

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

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

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

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
Deferred Sales Inducements
The Company offered various types of sales inducements to contractholders related to fixed and variable deferred annuity contracts. The Company defers sales inducements and amortizes them over the anticipated life of the policy using the same methodology and assumptions used to amortize DAC. Sales inducement balances are subject to periodic recoverability testing. The Company records amortization of DSI in “Interest credited to policyholders’ account balances.” DSI for applicable products is adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in AOCI. See Note 7 for additional information regarding sales inducements.
Value of Business Acquired
As a result of certain acquisitions and the application of purchase accounting, the Company reports a financial asset representing VOBA. VOBA represents an adjustment to the stated value of in force insurance contract liabilities to present them at fair value, determined as of the acquisition date. VOBA balances are subject to recoverability testing, in the manner in which it was acquired. The Company has established a VOBA asset primarily for its acquisition of American Skandia Life Assurance Corporation. For

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

acquired annuity contracts, VOBA is amortized in proportion to gross profits arising principally from investment margins, mortality and expense margins, and surrender charges, based on historical and anticipated future experience, which is updated periodically. See Note 5 for additional information regarding VOBA.
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
Other Assets and Other Liabilities
“Other assets” consist primarily of accruals for asset administration fees and deferral of a loss on reinsurance with an affiliate. “Other assets” also consist of state insurance licenses. Licenses to do business in all states have been capitalized. Based on changes in facts and circumstances, effective September 30, 2012, the capitalized state insurance licenses were considered to have a finite life and are amortized over their useful life, which was estimated to be 8 years. Amortization is recorded through “General, administrative and other expenses.” “Other liabilities” consist primarily of accrued expenses and technical overdrafts. Other liabilities may also include derivative instruments for which fair values are determined as described above under “Derivative Financial Instruments”.
Future Policy Benefits
The Company’s liability for future policy benefits is primarily comprised of liabilities for guarantee benefits related to certain long-duration life and annuity contracts, which are discussed more fully in Note 7. These reserves represent reserves for the guaranteed minimum death and optional living benefit features on the Company’s variable annuity products. The optional living benefits are primarily accounted for as embedded derivatives, with fair values calculated as the present value of future expected benefit payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature. For additional information regarding the valuation of these optional living benefit features, see Note 10.
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
Policyholders’ Account Balances

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

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
Securities repurchase and resale agreements and securities loaned transactions
Securities repurchase and resale agreements and securities loaned transactions are used primarily to earn spread income, to borrow funds, or to facilitate trading activity. As part of securities repurchase agreements or securities loaned transactions, the Company transfers U.S. and foreign debt and equity securities, as well as U.S. government and government agency securities and receives cash as collateral. As part of securities resale agreements, the Company invests cash and receives as collateral U.S. government securities or other debt securities. For securities repurchase agreements and securities loaned transactions used to earn spread income, the cash received is typically invested in cash equivalents, short-term investments or fixed maturities.
Securities repurchase and resale agreements that satisfy certain criteria are treated as secured borrowing or secured lending arrangements. These agreements are carried at the amounts at which the securities will be subsequently resold or reacquired, as specified in the respective transactions. For securities purchased under agreements to resell, the Company’s policy is to take possession or control of the securities either directly or through a third party custodian. These securities are valued daily and additional securities or cash collateral is received, or returned, when appropriate to protect against credit exposure. Securities to be resold are the same, or substantially the same, as the securities received. For securities sold under agreements to repurchase, the market value of the securities to be repurchased is monitored, and additional collateral is obtained where appropriate, to protect against credit exposure. The Company obtains collateral in an amount at least equal to 95% of the fair value of the securities sold.
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
Revenues for fixed immediate annuity and fixed supplementary contracts with and without life contingencies consist of net investment income. In addition, revenues for fixed immediate annuity contracts with life contingencies also consist of single premium payments recognized as annuity considerations when received. Reserves for contracts without life contingencies are included in “Policyholders’ account balances” while reserves for contracts with life contingencies are included in “Future policy benefits and other policyholder liabilities.” Assumed interest rates ranged from 0.00% to 8.25% at December 31, 2015 and 2014.
Revenues for variable life insurance contracts consist of charges against contractholder account values or separate accounts for expense charges, administration fees, cost of insurance charges and surrender charges. Certain contracts also include charges against premium to pay state premium taxes. All of these charges are recognized as revenue when assessed against the contractholder.

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

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
Asset Administration Fees
The Company receives asset administration fee income on contractholders’ account balances invested in the Advanced Series Trust Funds or “AST”, and the Prudential Series Fund or "PSF" (see Note 13), which are a portfolio of mutual fund investments related to the Company’s separate account products. In addition, the Company receives fees on contractholders’ account balances invested in funds managed by companies other than affiliates of Prudential Insurance. Asset administration fees are recognized as income when earned.
Derivative Financial Instruments
Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices, values of securities or commodities, credit spreads, market volatility, expected returns, and liquidity. Values can also be affected by changes in estimates and assumptions, including those related to counterparty behavior and non-performance risk used in valuation models. Derivative financial instruments generally used by the Company include swaps, futures, forwards and options and may be exchange-traded or contracted in the over-the-counter ("OTC") market. Derivative positions are carried at fair value, generally by obtaining quoted market prices or through the use of valuation models.
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

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, or because it is probable that the forecasted transaction will not occur by the end of the specified time period, the derivative will continue to be carried on the balance sheet at its fair value, with changes in fair value recognized currently in “Realized investment gains (losses), net.” Any asset or liability that was recorded pursuant to recognition of the firm commitment is removed from the balance sheet and recognized currently in “Realized investment gains (losses), net.” Gains and losses that were in AOCI pursuant to the cash flow hedge of a forecasted transaction are recognized immediately in “Realized investment gains (losses), net.”
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
Short-Term and Long-Term Debt
Liabilities for short-term and long-term debt are primarily carried at an amount equal to unpaid principal balance, net of unamortized discount or premium. Original-issue discount or premium and debt-issue costs are recognized as a component of interest expense over the period the debt is expected to be outstanding, using the interest method of amortization. Interest expense is generally presented within “General and administrative expenses” in the Company’s Statements of Operations. Interest expense may also be reported within “Net investment income” for certain activity, as prescribed by specialized industry guidance. Short-term debt is debt coming due in the next twelve months, including that portion of debt otherwise classified as long-term. The short-term debt caption may exclude short-term debt items the Company intends to refinance on a long-term basis in the near term. See Note 13 for additional information regarding short-term and long-term debt.
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
Notes to Financial Statements - (Continued)

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
Adoption of New Accounting Pronouncements
In August 2014, the Financial Accounting Standards Board (“FASB”) issued updated guidance (Accounting Standards Update (“ASU”) 2014-14, Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure) requiring that mortgage loans be derecognized and that a separate other receivable be recognized upon foreclosure if certain conditions are met. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The new guidance became effective for annual periods and interim periods within those annual periods that began after December 15, 2014, and was applied prospectively. Adoption of the guidance did not have a significant effect on the Company’s financial position, results of operations or financial statement disclosures.
In January 2014, the FASB issued updated guidance (ASU 2014-04, Receivables—Troubled Debt Restructuring by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure) for troubled debt restructurings clarifying when an in substance repossession or foreclosure occurs, and when a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan.The new guidance became effective for annual periods and interim periods within those annual periods that began after December 15, 2014, and was applied prospectively. Adoption of the guidance did not have a significant effect on the Company’s financial position, results of operations or financial statement disclosures.
In December 2013, the FASB issued updated guidance (ASU 2013-12, Definition of a Public Business Entity—An Addition to the Master Glossary) establishing a single definition of a public entity for use in financial accounting and reporting guidance. This new guidance is effective for all current and future reporting periods and did not have a significant effect on the Company’s financial position, results of operations or financial statement disclosures.
In July 2013, the FASB issued updated guidance (ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ) regarding the presentation of unrecognized tax benefits when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. This new guidance became effective for interim or annual reporting periods that began after December 15, 2013, and was applied prospectively. Adoption of the guidance did not have a significant effect on the Company’s financial position, results of operations or financial statement disclosures.

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

In July 2013, the FASB issued new guidance (ASU 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes) regarding derivatives. The guidance permits the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) to be used as a U.S. benchmark interest rate for hedge accounting, in addition to the United States Treasury rate and London Inter-Bank Offered Rate (“LIBOR”). The guidance also removes the restriction on using different benchmark rates for similar hedges. The guidance is effective for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013, and was applied prospectively. Adoption of the guidance did not have a significant effect on the Company’s financial position, results of operations or financial statement disclosures.
In February 2013, the FASB issued updated guidance (ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income) regarding the presentation of comprehensive income. Under the guidance, an entity is required to separately present information about significant items reclassified out of accumulated other comprehensive income (“AOCI”) by component as well as changes in AOCI balances by component in either the financial statements or the notes to the financial statements. The guidance does not change the items that are reported in other comprehensive income, does not change when an item of other comprehensive income must be reclassified to net income, and does not amend any existing requirements for reporting net income or other comprehensive income. The guidance became effective for interim or annual reporting periods that began after December 15, 2012 and was applied prospectively. The disclosures required by this guidance are included in Note 3.
In December 2011 and January 2013, the FASB issued updated guidance (ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities) regarding the disclosure of recognized derivative instruments (including bifurcated embedded derivatives), repurchase agreements and securities borrowing/lending transactions that are offset in the statement of financial position or are subject to an enforceable master netting arrangement or similar agreement (irrespective of whether they are offset in the statement of financial position). The new guidance requires an entity to disclose information on both a gross and net basis about instruments and transactions within the scope of this guidance. The new guidance became effective for interim or annual reporting periods that began on or after January 1, 2013, and was applied retrospectively for all comparative periods presented. The disclosures required by this guidance are included in Note 11.
Future Adoption of New Accounting Pronouncements
In May 2014, the FASB issued updated guidance (ASU 2014-09, Revenue from Contracts with Customers (Topic 606)) on accounting for revenue recognition. The guidance is based on the core principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The guidance also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from cost incurred to obtain or fulfill a contract. Revenue recognition for insurance contracts is explicitly scoped out of the guidance. In August 2015, the FASB issued an update to defer the original effective date of this guidance. As a result of the deferral, the new guidance is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2017, and must be applied using one of two retrospective application methods. Early adoption is permitted only for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently assessing the impact of the guidance on the Company’s financial position, results of operations and financial statement disclosures.
In August 2014, the FASB issued updated guidance (ASU 2014-13, Consolidation (Topic 810): Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity) for measuring the financial assets and the financial liabilities of a consolidated collateralized financing entity. Under the guidance, an entity within scope is permitted to measure both the financial assets and financial liabilities of a consolidated collateralized financing entity based on either the fair value of the financial assets or the financial liabilities, whichever is more observable. If adopted, the guidance eliminates the measurement difference that exists when both are measured at fair value. The Company adopted the updated guidance effective January 1, 2016, and applied the modified retrospective method of adoption. This guidance did not have a significant impact on the Company’s financial position, results of operations, or financial statement disclosures.

In January 2016, the FASB issued updated guidance (ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities) on the recognition and measurement of financial assets and financial liabilities. The guidance revises an entity’s accounting related to the classification and measurement of certain equity investments and the presentation of certain fair value changes for financial liabilities measured at fair value. The guidance also amends certain disclosure requirements associated with the fair value of financial instruments. The new guidance is effective for annual periods and interim reporting periods within those annual periods beginning after December 15, 2017. Early adoption is not permitted except for the provisions related to the presentation of certain fair value changes for financial liabilities measured at fair value. The Company is currently assessing the impact of the guidance on the Company’s financial position, results of operations and financial statement disclosures.

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

3.    INVESTMENTS
Fixed Maturities and Equity Securities
The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) as of the dates indicated:

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (3)

	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$12,233	$28	$107	$12,154	$0
Obligations of U.S. states and their political subdivisions	20,116	474	378	20,212	0
Foreign government bonds	43,188	6,123	28	49,283	0
Public utilities	203,803	15,969	4,263	215,509	0
All other U.S. public corporate securities	818,627	52,866	7,717	863,776	0
All other U.S. private corporate securities	494,640	30,996	4,407	521,229	0
All other foreign public corporate securities	132,414	3,781	608	135,587	0
All other foreign private corporate securities	219,009	2,487	15,842	205,654	0
Asset-backed securities (1)	149,196	2,786	692	151,290	(35)
Commercial mortgage-backed securities	211,429	4,963	652	215,740	0
Residential mortgage-backed securities (2)	128,971	4,886	19	133,838	(7)
Total fixed maturities, available-for-sale	$2,433,626	$125,359	$34,713	$2,524,272	$(42)
Equity securities, available-for-sale
Common stocks:
Public utilities	$0	$0	$0	$0
Mutual funds	14	3	0	17
Total equity securities, available-for-sale	$14	$3	$0	$17

(1)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.

(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

(3)
Represents the amount of OTTI losses in AOCI, which were not included in earnings. Amount excludes $0.1 million of net unrealized gains on impaired available-for-sale securities relating to changes in the value of such securities subsequent to the impairment measurement date.

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

	December 31, 2014 (4)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (3)

	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$6,324	$22	$10	$6,336	$0
Obligations of U.S. states and their political subdivisions	69,486	1,323	20	70,789	0
Foreign government bonds	29,738	7,621	4	37,355	0
Public utilities	198,277	19,909	1,593	216,593	0
All other U.S. public corporate securities	918,368	81,539	1,944	997,963	0
All other U.S. private corporate securities	512,793	48,451	528	560,716	0
All other foreign public corporate securities	110,909	8,438	35	119,312	0
All other foreign private corporate securities	201,040	8,444	2,384	207,100	0
Asset-backed securities (1)	144,324	5,078	391	149,011	(39)
Commercial mortgage-backed securities	291,868	10,523	206	302,185	(10)
Residential mortgage-backed securities (2)	126,126	7,113	6	133,233	(36)
Total fixed maturities, available-for-sale	$2,609,253	$198,461	$7,121	$2,800,593	$(85)
Equity securities, available-for-sale
Common stocks:
Public utilities	$0	$0	$0	$0
Mutual funds	14	3	0	17
Total equity securities, available-for-sale	$14	$3	$0	$17

(1)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.

(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

(3)
Represents the amount of OTTI losses in AOCI, which were not included in earnings. Amount excludes $0.1 million of net unrealized gains on impaired available-for-sale securities relating to changes in the value of such securities subsequent to the impairment measurement date.

(4)	Prior period amounts are presented on a basis consistent with the current period presentation.
The amortized cost and fair value of fixed maturities by contractual maturities at December 31, 2015, are as follows:

	Available-for-Sale
	Amortized Cost	Fair Value

	(in thousands)
Due in one year or less	$206,605	$201,762
Due after one year through five years	812,798	840,843
Due after five years through ten years	524,967	548,689
Due after ten years	399,660	432,110
Asset-backed securities	149,196	151,290
Commercial mortgage-backed securities	211,429	215,740
Residential mortgage-backed securities	128,971	133,838
Total	$2,433,626	$2,524,272
Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Asset-backed, commercial mortgage-backed, and residential mortgage-backed securities are shown separately in the table above, as they are not due at a single maturity date.
The following table depicts the sources of fixed maturity and equity security proceeds and related investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

	2015	2014	2013

	(in thousands)
Fixed maturities, available-for-sale
Proceeds from sales	$33,604	$308,458	$314,415
Proceeds from maturities/repayments	453,016	681,426	1,175,680
Gross investment gains from sales, prepayments and maturities	5,788	18,110	18,619
Gross investment losses from sales and maturities	(937)	(3,404)	(9,824)
Equity securities, available-for-sale
Proceeds from sales	$0	$192	$14
Gross investment gains from sales	0	1	10
Fixed maturity and equity security impairments
Net writedowns for other-than-temporary impairment losses on fixed maturities recognized in earnings (1)	$(20)	$0	$0
Writedowns for impairments on equity securities	0	0	0

(1)
Excludes the portion of OTTI recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of the impairment.

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

	Year Ended December 31,
	2015	2014

	(in thousands)
Balance, beginning of period	$93	$1,800
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(17)	(1,682)
Additional credit loss impairments recognized in the current period on securities previously impaired	20	0
Increases due to the passage of time on previously recorded credit losses	0	0
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(10)	(25)
Balance, end of period	$86	$93
Trading Account Assets
The following table sets forth the composition of “Trading account assets” as of the dates indicated:

	December 31, 2015		December 31, 2014
	Cost	Fair Value	Cost	Fair Value

	(in thousands)
Total trading account assets - Equity securities	$5,618	$5,653	$5,471	$6,131
The net change in unrealized gains (losses) from trading account assets still held at period end, recorded within “Asset administration fees and other income,” was $(0.6) million, $(0.9) million, and $0.8 million during the years ended December 31, 2015, 2014 and 2013, respectively.
Commercial Mortgage and Other Loans
The Company’s commercial mortgage and other loans are comprised as follows, as of the dates indicated:

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

	December 31, 2015		December 31, 2014
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage and agricultural property loans by property type:
Apartments/Multi-Family	$136,190	31.2%	$143,057	34.0%
Industrial	58,621	13.5	87,088	20.7
Retail	67,358	15.5	72,226	17.2
Office	100,357	23.0	44,621	10.6
Other	18,660	4.3	14,119	3.4
Hospitality	4,963	1.1	5,081	1.2
Total commercial mortgage loans	386,149	88.6	366,192	87.1
Agricultural property loans	49,926	11.4	54,113	12.9
Total commercial mortgage and agricultural property loans by property type	436,075	100.0%	420,305	100.0%
Valuation allowance	(643)		(482)
Total net commercial mortgage and agricultural property loans by property type	435,432		419,823
Other loans
Uncollateralized loans	2,740		2,740
Valuation allowance	0		0
Total net other loans	2,740		2,740
Total commercial mortgage and other loans	$438,172		$422,563
The commercial mortgage and agricultural property loans are geographically dispersed throughout the United States (with the largest concentrations in California (22%) and New York (12%)) and include loans secured by properties in Europe and Australia at December 31, 2015.

Activity in the allowance for credit losses for all commercial mortgage and other loans, as of the dates indicated, is as follows:

	December 31, 2015	December 31, 2014	December 31, 2013

	(in thousands)
Allowance for credit losses, beginning of year	$482	$1,256	$2,177
Addition to (release of) allowance for losses	161	(774)	(921)
Total ending balance (1)	$643	$482	$1,256

(1)	Agricultural loans represent less than $0.1 million of the ending allowance as of December 31, 2015, 2014 and 2013.
The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans as of the dates indicated:

	December 31, 2015	December 31, 2014

	(in thousands)
Allowance for Credit Losses:
Individually evaluated for impairment (1)	$0	$0
Collectively evaluated for impairment (2)	643	482
Total ending balance	$643	$482
Recorded Investment (3):
Gross of reserves: individually evaluated for impairment (1)	$0	$0
Gross of reserves: collectively evaluated for impairment (2)	438,815	423,045
Total ending balance, gross of reserves	$438,815	$423,045

(1)	There were no loans individually evaluated for impairment at both December 31, 2015 and 2014.

(2)
Agricultural loans collectively evaluated for impairment had a recorded investment of $50 million and $54 million as of December 31, 2015 and 2014, respectively, and a related allowance of less than $0.1 million at both period ends. Uncollateralized loans collectively evaluated for impairment had a recorded investment of $3 million at both December 31, 2015 and 2014 and no related allowance at both period ends.

(3)	Recorded investment reflects the balance sheet carrying value gross of related allowance.
Impaired loans include those loans for which it is probable that all amounts due will not be collected according to the contractual terms of the loan agreement. There were no impaired commercial mortgage and other loans identified in management’s specific review of probable loan losses and no related allowance for losses at both December 31, 2015 and 2014.

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

Impaired commercial mortgage and other loans with no allowance for losses are loans in which the fair value of the collateral or the net present value of the loans’ expected future cash flows equals or exceeds the recorded investment. The Company had no such loans at both December 31, 2015 and 2014. See Note 2 for information regarding the Company’s accounting policies for non-performing loans.
The following tables set forth certain key credit quality indicators as of December 31, 2015 and 2014, based upon the recorded investment gross of allowance for credit losses.
Total commercial mortgage and agricultural property loans

	Debt Service Coverage Ratio - December 31, 2015
	Greater than 1.2X	1.0X to <1.2X	Less than 1.0X	Total

		(in thousands)
Loan-to-Value Ratio
0%-59.99%	$303,215	$9,073	$992	$313,280
60%-69.99%	95,977	0	0	95,977
70%-79.99%	25,401	1,417	0	26,818
Greater than 80%	0	0	0	0
Total commercial mortgage and agricultural property loans	$424,593	$10,490	$992	$436,075

	Debt Service Coverage Ratio - December 31, 2014
	Greater than 1.2X	1.0X to <1.2X	Less than 1.0X	Total

		(in thousands)
Loan-to-Value Ratio
0%-59.99%	$262,853	$4,295	$10,489	$277,637
60%-69.99%	115,708	468	0	116,176
70%-79.99%	25,034	1,458	0	26,492
Greater than 80%	0	0	0	0
Total commercial mortgage and agricultural property loans	$403,595	$6,221	$10,489	$420,305
As of both December 31, 2015 and 2014, all commercial mortgage and other loans were in current status. The Company defines current in its aging of past due commercial mortgage and other loans as less than 30 days past due.
Based upon the recorded investment gross of allowance for credit losses, there were no commercial mortgage and other loans in nonaccrual status as of both December 31, 2015 and 2014. Nonaccrual loans are those on which the accrual of interest has been suspended after the loans become 90 days delinquent as to principal or interest payments, or earlier when the Company has doubts about collectability and loans for which a loan-specific reserve has been established. See Note 2 for further discussion regarding nonaccrual status loans.
For the years ended December 31, 2015 and 2014, there were no commercial mortgage and other loans acquired, other than those through direct origination, nor were there any commercial mortgage and other loans sold.
The Company’s commercial mortgage and other loans may occasionally be involved in a troubled debt restructuring. As of both December 31, 2015 and 2014, the Company had no significant commitments to borrowers that have been involved in a troubled debt restructuring. As of both December 31, 2015 and 2014, there were no new troubled debt restructurings related to commercial mortgage and other loans, and no payment defaults on commercial mortgage and other loans that were modified as a troubled debt restructuring within the twelve months preceding. See Note 2 for additional information relating to the accounting for troubled debt restructurings.
As of both December 31, 2015 and 2014, the Company did not have any foreclosed residential real estate property.
Other Long-Term Investments
The following table sets forth the composition of “Other long-term investments” at December 31, for the years indicated.

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

	2015	2014

	(in thousands)
Joint ventures and limited partnerships	$66,890	$68,225
Derivatives	115,267	94,558
Total other long-term investments	$182,157	$162,783

As of both December 31, 2015 and 2014, the Company had no significant equity method investments.
Net Investment Income
Net investment income for the years ended December 31, was from the following sources:

	2015	2014	2013

	(in thousands)
Fixed maturities, available-for-sale	$115,998	$140,114	$191,043
Equity securities, available-for-sale	0	0	0
Trading account assets	349	325	342
Commercial mortgage and other loans	22,696	21,802	28,463
Policy loans	794	739	675
Short-term investments	396	281	323
Other long-term investments	4,638	6,492	3,601
Gross investment income	144,871	169,753	224,447
Less: investment expenses	(5,441)	(5,742)	(6,564)
Net investment income	$139,430	$164,011	$217,883
There were no non-income producing assets as of December 31, 2015. Non-income producing assets represent investments that have not produced income for the twelve months preceding December 31, 2015.
As of both December 31, 2015 and 2014, the Company had no low income housing tax credit investments.

Realized Investment Gains (Losses), Net
Realized investment gains (losses), net, for the years ended December 31, were from the following sources:

	2015	2014	2013

	(in thousands)
Fixed maturities	$4,831	$14,706	$8,795
Equity securities	0	1	10
Commercial mortgage and other loans	(161)	774	933
Derivatives	1,381	(8,113)	(194,055)
Other	1	0	(34)
Realized investment gains (losses), net	$6,052	$7,368	$(184,351)
Accumulated Other Comprehensive Income (Loss)
The balance of and changes in each component of "Accumulated other comprehensive income (loss)” for the years ended December 31, are as follows:

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses) (1)	Total Accumulated Other Comprehensive Income (Loss)

	(in thousands)
Balance at, December 31, 2012	$7	$147,280	$147,287
Change in component during period (2)	3	(76,423)	(76,420)
Balance at, December 31, 2013	$10	$70,857	$70,867
Change in component during period (2)	(40)	13,795	13,755
Balance at, December 31, 2014	$(30)	$84,652	$84,622
Change in other comprehensive income before reclassifications	(54)	(54,279)	(54,333)
Amounts reclassified from AOCI	0	(4,831)	(4,831)
Income tax benefit (expense)	19	20,689	20,708
Balance at, December 31, 2015	$(65)	$46,231	$46,166

(1)	Includes cash flow hedges of $14.8 million, $5.0 million, and $(4.0) million as of December 31, 2015, 2014, and 2013, respectively.

(2)	Net of taxes.
Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013

	(in thousands)
Amounts reclassified from AOCI (1)(2):
Net unrealized investment gains (losses):
Cash flow hedges - Currency/Interest rate (3)	$2,070	$148	$(95)
Net unrealized investment gains (losses) on available-for-sale securities	2,761	14,558	8,900
Total net unrealized investment gains (losses) (4)	4,831	14,706	8,805
Total reclassifications for the period	$4,831	$14,706	$8,805

(1)	All amounts are shown before tax.

(2)	Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.

(3)	See Note 11 for additional information on cash flow hedges.

(4)	See table below for additional information on unrealized investment gains (losses), including the impact on deferred policy acquisition and other costs and future policy benefits.

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

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

Net Unrealized Investment Gains and Losses on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs and Other Costs	Future Policy Benefits	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)

	(in thousands)
Balance, December 31, 2012	$545	$(214)	$0	$(100)	$231
Net investment gains (losses) on investments arising during the period	483	0	0	(168)	315
Reclassification adjustment for (gains) losses included in net income	(705)	0	0	247	(458)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	98	0	(35)	63
Impact of net unrealized investment (gains) losses on future policy benefits	0	0	(14)	5	(9)
Balance, December 31, 2013	$323	$(116)	$(14)	$(51)	$142
Net investment gains (losses) on investments arising during the period	(11)	0	0	4	(7)
Reclassification adjustment for (gains) losses included in net income	(311)	0	0	109	(202)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	116	0	(41)	75
Impact of net unrealized investment (gains) losses on future policy benefits	0	0	14	(5)	9
Balance, December 31, 2014	$1	$0	$0	$16	$17
Net investment gains (losses) on investments arising during the period	(9)	0	0	3	(6)
Reclassification adjustment for (gains) losses included in net income	17	0	0	(6)	11
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	(3)	0	1	(2)
Impact of net unrealized investment (gains) losses on future policy benefits	0	0	0	0	0
Balance, December 31, 2015	$9	$(3)	$0	$14	$20

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

All Other Net Unrealized Investment Gains and Losses in AOCI

	Net Unrealized Gains (Losses) on Investments (1)	Deferred Policy Acquisition Costs and Other Costs	Future Policy Benefits	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)

	(in thousands)
Balance, December 31, 2012	$376,777	$(147,089)	$(2,164)	$(80,468)	$147,056
Net investment gains (losses) on investments arising during the period	(183,950)	0	0	64,383	(119,567)
Reclassification adjustment for (gains) losses included in net income	(8,100)	0	0	2,835	(5,265)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	80,637	0	(28,222)	52,415
Impact of net unrealized investment (gains) losses on future policy benefits	0	0	(6,023)	2,109	(3,914)
Balance, December 31, 2013	$184,727	$(66,452)	$(8,187)	$(39,363)	$70,725
Net investment gains (losses) on investments arising during the period	28,590	0	0	(10,013)	18,577
Reclassification adjustment for (gains) losses included in net income	(14,395)	0	0	5,036	(9,359)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	7,407	0	(2,594)	4,813
Impact of net unrealized investment (gains) losses on future policy benefits	0	0	(185)	64	(121)
Balance, December 31, 2014	$198,922	$(59,045)	$(8,372)	$(46,870)	$84,635
Net investment gains (losses) on investments arising during the period	(86,623)	0	0	30,319	(56,304)
Reclassification adjustment for (gains) losses included in net income	(4,848)	0	0	1,697	(3,151)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	28,580	0	(10,003)	18,577
Impact of net unrealized investment (gains) losses on future policy benefits	0	0	3,776	(1,322)	2,454
Balance, December 31, 2015	$107,451	$(30,465)	$(4,596)	$(26,179)	$46,211

(1)	Includes cash flow hedges. See Note 11 for information on cash flow hedges.
Net Unrealized Gains (Losses) on Investments by Asset Class
The table below presents net unrealized gains (losses) on investments by asset class as of the dates indicated:

	2015	2014	2013

	(in thousands)
Fixed maturity securities on which an OTTI loss has been recognized	$9	$1	$323
Fixed maturity securities, available-for-sale - all other	90,637	191,339	184,891
Equity securities, available-for-sale	3	3	2
Affiliated notes	1,660	2,351	3,113
Derivatives designated as cash flow hedges (1)	14,847	4,839	(3,653)
Other investments	304	390	374
Net unrealized gains (losses) on investments	$107,460	$198,923	$185,050

(1)	See Note 11 for more information on cash flow hedges.

Duration of Gross Unrealized Loss Positions for Fixed Maturities and Equity Securities
The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities and equity securities have been in a continuous unrealized loss position, at December 31, for the years indicated:

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

	2015
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$8,480	$107	$0	$0	$8,480	$107
Obligations of U.S. states and their political subdivisions	6,887	378	0	0	6,887	378
Foreign government bonds	13,616	28	0	0	13,616	28
Public utilities	49,104	1,421	14,217	2,842	63,321	4,263
All other U.S. public corporate securities	207,578	6,297	29,828	1,420	237,406	7,717
All other U.S. private corporate securities	84,318	4,020	3,550	387	87,868	4,407
All other foreign public corporate securities	76,573	608	0	0	76,573	608
All other foreign private corporate securities	38,047	1,972	85,341	13,870	123,388	15,842
Asset-backed securities	50,195	430	26,359	262	76,554	692
Commercial mortgage-backed securities	55,065	642	833	10	55,898	652
Residential mortgage-backed securities	2,141	19	0	0	2,141	19
Total	$592,004	$15,922	$160,128	$18,791	$752,132	$34,713
Equity securities, available-for-sale	$0	$0	$0	$0	$0	$0

	2014 (1)
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$2,676	$10	$0	$0	$2,676	$10
Obligations of U.S. states and their political subdivisions	0	0	7,305	20	7,305	20
Foreign government bonds	4,632	4	0	0	4,632	4
Public utilities	18,222	1,321	2,174	272	20,396	1,593
All other U.S. public corporate securities	144,106	1,525	6,569	419	150,675	1,944
All other U.S. private corporate securities	44,014	518	2,834	10	46,848	528
All other foreign public corporate securities	26,193	35	0	0	26,193	35
All other foreign private corporate securities	46,101	2,384	0	0	46,101	2,384
Asset-backed securities	31,756	58	32,732	333	64,488	391
Commercial mortgage-backed securities	4,309	108	7,377	98	11,686	206
Residential mortgage-backed securities	342	6	0	0	342	6
Total	$322,351	$5,969	$58,991	$1,152	$381,342	$7,121
Equity securities, available-for-sale	$0	$0	$0	$0	$0	$0

(1)	Prior period amounts are presented on a basis consistent with the current period presentation.
The gross unrealized losses on fixed maturity securities at December 31, 2015 and 2014, are composed of $22.6 million and $4.0 million, respectively, related to high or highest quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $12.1 million and $3.1 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. At December 31, 2015, the $18.8 million of gross unrealized losses of twelve months or more were concentrated in consumer non-cyclical, capital goods, utility and finance sectors of the Company’s corporate securities. At December 31, 2014, the $1.2 million of gross unrealized losses of twelve months or more were concentrated in asset-backed

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

securities and the energy and utility sectors of the Company’s corporate securities. In accordance with its policy described in Note 2, the Company concluded that an adjustment to earnings for OTTI for these securities was not warranted at December 31, 2015 or 2014. These conclusions are based on a detailed analysis of the underlying credit and cash flows on each security. The gross unrealized losses are primarily attributable to general credit spread widening and foreign currency exchange rate movements. At December 31, 2015, the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before the anticipated recovery of its remaining amortized cost basis.

Securities Lending and Repurchase Agreements
In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. As of December 31, 2015, the Company had $11 million of securities lending transactions recorded as "Cash collateral loaned for securities," all of which were corporate securities. The remaining contractual maturity of all securities lending transactions is overnight and continuous. As of December 31, 2015, the Company had no repurchase transactions.

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

	2015	2014

	(in thousands)
Fixed maturity securities, available-for-sale	$10,218	$5,098
Trading account assets	0	0
Total securities pledged	$10,218	$5,098
As of December 31, 2015 and 2014, the carrying amount of the associated liabilities supported by the pledged collateral was $11 million and $5 million, respectively, all of which was “Cash collateral for loaned securities.”
In the normal course of its business activities, the Company accepts collateral that can be sold or repledged. There was no such collateral as of December 31, 2015 and 2014.
Fixed maturities of $8 million and $7 million at December 31, 2015 and 2014, respectively, were on deposit with governmental authorities or trustees as required by certain insurance laws.
4.    DEFERRED POLICY ACQUISITION COSTS
The balances of and changes in DAC as of and for the years ended December 31, are as follows:

	2015	2014	2013

	(in thousands)
Balance, beginning of year	$1,114,431	$1,345,504	$906,814
Capitalization of commissions, sales and issue expenses	1,535	2,804	4,050
Amortization-Impact of assumption and experience unlocking and true-ups	33,113	91,895	31,666
Amortization-All other	(342,265)	(330,311)	353,895
Changes in unrealized investment gains and losses	16,352	4,539	49,079
Ceded DAC upon Reinsurance Treaty with Prudential Insurance (1)	(73,864)	0	0
Balance, end of year	$749,302	$1,114,431	$1,345,504

(1)	See Note 1 for further details.
5.    VALUE OF BUSINESS ACQUIRED
Details of VOBA and related interest and gross amortization for the years ended December 31, are as follows:

	2015	2014	2013

	(in thousands)
Balance, beginning of year	$39,738	$43,500	$43,090
Amortization-Impact of assumption and experience unlocking and true-ups (1)	3,412	5,412	6,376
Amortization-All other (1)	(10,477)	(11,181)	(11,593)
Interest (2)	2,436	2,615	2,762
Change in unrealized investment gains and losses	1,163	(608)	2,865
Ceded VOBA upon Reinsurance Treaty with Prudential Insurance (3)	(2,632)	0	0
Balance, end of year	$33,640	$39,738	$43,500

(1)	The weighted average remaining expected life of VOBA was approximately 5.22 years as of December 31, 2015.

(2)	The interest accrual rate for the VOBA related to the businesses acquired was 6.05%, 6.1% and 6.14% for the years ended December 31, 2015, 2014 and 2013.

(3)	See Note 1 for further details.
The following table provides estimated future amortization, net of interest, for the periods indicated (in thousands):

	2016	2017	2018	2019	2020

	(in thousands)
Estimated future VOBA amortization	$5,570	$4,797	$4,171	$3,510	$2,956
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

On its affiliated arrangements, the Company uses automatic and modified coinsurance reinsurance arrangements. These agreements cover all significant risks under features of the policies reinsured. The Company is not relieved of its primary obligation to the policyholder as a result of these reinsurance transactions. These affiliated agreements include the reinsurance of the Company’s guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”) features. These features are accounted for as embedded derivatives, and changes in the fair value of the embedded derivative are recognized through “Realized investment gains (losses), net.” Please see Note 13 for further details around the affiliated reinsurance agreements.
The effect of reinsurance for the years ended December 31, 2015, 2014 and 2013, was as follows:

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

	Gross	Unaffiliated Ceded	Affiliated Ceded	Net
	(in thousands)
2015
Policy charges and fee income - Life (1)	$3,416	$(1,701)	$0	$1,715
Policy charges and fee income - Annuity	740,540	(1,432)	0	739,108
Realized investment gains (losses), net	247,525	0	(241,473)	6,052
Policyholders’ benefits	60,535	(74)	0	60,461
General, administrative and other expenses	$317,928	$(682)	$(3,775)	$313,471
2014
Policy charges and fee income - Life (1)	$3,522	$(856)	$0	$2,666
Policy charges and fee income - Annuity	805,550	(1,889)	0	803,661
Realized investment gains (losses), net	(1,967,588)	0	1,974,956	7,368
Policyholders’ benefits	137,502	(367)	0	137,135
General, administrative and other expenses	$398,960	$(838)	$(3,874)	$394,248
2013
Policy charges and fee income - Life (1)	$3,472	$(1,231)	$0	$2,241
Policy charges and fee income - Annuity	809,549	(2,548)	0	807,001
Realized investment gains (losses), net	1,076,184	0	(1,260,535)	(184,351)
Policyholders’ benefits	29,874	(147)	0	29,727
General, administrative and other expenses	$407,365	$(776)	$(3,910)	$402,679

(1)	Life insurance in force face amounts at December 31, 2015, 2014 and 2013 was $113 million, $121 million and $128 million, respectively.
The Company’s Statements of Financial Position also included reinsurance recoverables from Pruco Re and Prudential Insurance of $3,088 million at December 31, 2015 and $2,997 million at December 31, 2014.
See Note 1 for a discussion of the of the fourth quarter 2015 reinsurance treaty related to the Company's New York license surrender.
7.    CERTAIN LONG-DURATION CONTRACTS WITH GUARANTEES
The Company has issued variable annuity contracts through its separate accounts for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contractholder. The Company has also issued variable annuity contracts with general and separate account options where the Company contractually guarantees to the contractholder a return of no less than (1) total deposits made to the contract less any partial withdrawals (“return of net deposits”), (2) total deposits made to the contract less any partial withdrawals plus a minimum return (“minimum return”), or (3) the highest contract value on a specified date adjusted for any withdrawals (“contract value”). These guarantees include benefits that are payable in the event of death, annuitization or at specified dates during the accumulation period and withdrawal and income benefits payable during specified periods. The Company has issued annuity contracts with market value adjusted investment options (“MVAs”), which provide for a return of principal plus a fixed-rate of return if held to maturity, or, alternatively, a “market adjusted value” if surrendered prior to maturity or if funds are allocated to other investment options. The market value adjustment may result in a gain or loss to the Company, depending on crediting rates or an indexed rate at surrender, as applicable. The Company issued fixed deferred annuity contracts without MVA that have a guaranteed credited rate and annuity benefit.
The assets supporting the variable portion of all variable annuities are carried at fair value and reported as “Separate account assets” with an equivalent amount reported as “Separate account liabilities.” Amounts assessed against the contractholders for mortality, administration, and other services are included within revenue in “Policy charges and fee income” and changes in liabilities for minimum guarantees are generally included in “Policyholders’ benefits” or "Realized investment gains (losses), net."
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
For guarantees of benefits that are payable at withdrawal, the net amount at risk is generally defined as the present value of the minimum guaranteed withdrawal payments available to the contractholder determined in accordance with the terms of the contract in excess of the current account balance. For guarantees of accumulation balances, the net amount at risk is generally defined as

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

the guaranteed minimum accumulation balance minus the current account balance. The Company’s primary risk exposures for these contracts relates to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including equity market returns, interest rates, market volatility and contractholder behavior.
The Company’s contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed may not be mutually exclusive. The liabilities related to the net amount at risk are reflected within “Future policy benefits and other policyholder liabilities.” As of December 31, 2015 and 2014, the Company had the following guarantees associated with its contracts, by product and guarantee type:

	December 31, 2015		December 31, 2014
	In the Event of Death	At Annuitization/ Accumulation (1)	In the Event of Death	At Annuitization/ Accumulation (1)

Variable Annuity Contracts	(in thousands)
Return of net deposits
Account value	$34,305,352	N/A	$38,410,155	N/A
Net amount at risk	$341,707	N/A	$353,902	N/A
Average attained age of contractholders	66 years	N/A	65 years	N/A
Minimum return or contract value
Account value	$6,976,880	$34,565,409	$7,886,833	$38,471,465
Net amount at risk	$1,194,988	$2,257,837	$916,016	$1,358,023
Average attained age of contractholders	68 years	66 years	67 years	64 years
Average period remaining until expected annuitization	N/A	0.0 years	N/A	0.1 years

(1)	Includes income and withdrawal benefits described herein.

	December 31, 2015		December 31, 2014
	Unadjusted Value	Adjusted Value	Unadjusted Value	Adjusted Value

Variable Annuity Contracts	(in thousands)
Market value adjusted annuities
Account value	$1,056,235	$1,053,952	$1,244,131	$1,251,084
Account balances of variable annuity contracts with guarantees were invested in separate account investment options as follows:

	December 31, 2015	December 31, 2014

	(in thousands)
Equity funds	$24,639,438	$28,191,315
Bond funds	12,264,741	12,844,788
Money market funds	2,081,684	2,783,023
Total	$38,985,863	$43,819,126
In addition to the above mentioned amounts invested in separate account investment options, $2.3 billion and $2.5 billion of account balances of variable annuity contracts with guarantees, inclusive of contracts with MVA features, were invested in general account investment options as of December 31, 2015 and 2014, respectively. For the years ended December 31, 2015, 2014 and 2013, there were no transfers of assets, other than cash, from the general account to any separate account, and accordingly no gains or losses recorded.
Liabilities for Guarantee Benefits
The table below summarizes the changes in general account liabilities for guarantees. The liabilities for guaranteed minimum death benefits (“GMDB”) and guaranteed minimum income benefits (“GMIB”) are included in “Future policy benefits and other policyholder liabilities” and the related changes in the liabilities are included in “Policyholders’ benefits.” Guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”) are accounted for as embedded derivatives and are recorded at fair value. Changes in the fair value of these derivatives, including changes in the Company’s own risk of non-performance, along with any fees attributed or payments made relating to the derivative are recorded in “Realized investment gains (losses), net.” See Note 10 for additional information regarding the methodology used in determining the fair value of these embedded derivatives. The liabilities for GMAB, GMWB and GMIWB are included in “Future policy benefits and other policyholder liabilities.” The Company and its reinsurance affiliates maintain a portfolio of derivative investments that serve as a partial hedge of the risks associated with these products, for which the changes in fair value are also recorded in “Realized investment gains (losses), net.” This portfolio of derivative investments does not qualify for hedge accounting treatment under U.S. GAAP.

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

	GMDB	GMAB/GMWB/ GMIWB	GMIB	Totals
	Variable Annuity (in thousands)
Balance as of December 31, 2012	$222,527	$1,793,135	$23,516	$2,039,178
Incurred guarantee benefits (1)	(3,191)	(1,014,909)	(11,650)	(1,029,750)
Paid guarantee benefits	(27,507)	0	(747)	(28,254)
Changes in unrealized investment gains and losses	8,041	0	160	8,201
December 31, 2013	199,870	778,226	11,279	989,375
Incurred guarantee benefits (1)	81,524	2,334,185	8,506	2,424,215
Paid guarantee benefits	(25,909)	0	(724)	(26,633)
Changes in unrealized investment gains and losses	128	0	43	171
December 31, 2014	255,613	3,112,411	19,104	3,387,128
Incurred guarantee benefits (1)	43,167	21,666	(4,616)	60,217
Paid guarantee benefits	(29,240)	0	(511)	(29,751)
Changes in unrealized investment gains and losses	(3,663)	0	(113)	(3,776)
December 31, 2015	$265,877	$3,134,077	$13,864	$3,413,818

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
The GMAB features provide the contractholder with a guaranteed return of initial account value or an enhanced value if applicable. The most significant of the Company’s GMAB features are the guaranteed return option (“GRO”) features, which include an asset transfer feature that reduces the Company’s exposure to these guarantees. The GMAB liability is calculated as the present value of future expected payments in excess of account balance less the present value of future expected rider fees attributable to the embedded derivative feature.
The GMWB features provide the contractholder with access to a guaranteed remaining balance if the account value is reduced to zero through a combination of market declines and withdrawals. The guaranteed remaining balance is generally equal to the protected value under the contract, which is initially established as the greater of the account value or cumulative deposits when withdrawals commence, less cumulative withdrawals. The contractholder also has the option, after a specified time period, to reset the guaranteed remaining balance to the then-current account value, if greater. The contractholder accesses the guaranteed remaining balance through payments over time, subject to maximum annual limits. The GMWB liability is calculated as the present value of future expected payments to customers less the present value of future expected rider fees attributable to the embedded derivative feature.
The GMIWB features, taken collectively, provide a contractholder two optional methods to receive guaranteed minimum payments over time, a “withdrawal” option or an “income” option. The withdrawal option (which was available under only one of the GMIWBs and is no longer offered) guarantees that a contractholder can withdraw an amount each year until the cumulative withdrawals reach a total guaranteed balance. The income option (which varies among the Company’s GMIWBs) in general guarantees the contractholder the ability to withdraw an amount each year for life (or for joint lives, in the case of any spousal version of the benefit) where such amount is equal to a percentage of a protected value under the benefit. The contractholder also has the potential to increase this annual amount, based on certain subsequent increases in account value that may occur. The GMIWB can be elected by the contractholder upon issuance of an appropriate deferred variable annuity contract or at any time following contract issue prior to annuitization. Certain GMIWB features include an asset transfer feature that reduces the Company’s exposure to these guarantees. The GMIWB liability is calculated as the present value of future expected payments to customers less the present value of future expected rider fees attributable to the embedded derivative feature.
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

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

The transfers are based on the static mathematical formula, used with the particular optional benefit, which considers a number of factors, including, but not limited to, the impact of investment performance of the contractholder total account value. In general, but not always, negative investment performance may result in transfers to a fixed-rate account in the general account or a bond portfolio within the separate accounts, and positive investment performance may result in transfers back to contractholder-selected variable investments. Other product design elements utilized for certain products to manage these risks include asset allocation restrictions and minimum issuance age requirements. For risk management purposes, the Company segregates the variable annuity living benefit features into those that include the asset transfer feature including certain GMIWB riders and certain GMAB riders that feature the GRO policyholder benefits, and those that do not include the asset transfer feature, including certain legacy GMIWB, GMWB, GMAB and GMIB riders. Living benefit riders that include the asset transfer feature also include GMDB riders, and as such, the GMDB risk in these riders also benefits from this feature.
Sales Inducements
The Company defers sales inducements and amortizes them over the anticipated life of the policy using the same methodology and assumptions used to amortize DAC. DSI is included in “Deferred sales inducements” in the Company’s Statements of Financial Position. The Company offered various types of sales inducements. These inducements include: (1) a bonus whereby the policyholder’s initial account balance is increased by an amount equal to a specified percentage of the customer’s initial deposit and (2) additional credits after a certain number of years a contract is held. Changes in DSI, reported as “Interest credited to policyholders’ account balances”, are as follows:

Sales Inducements
(in thousands)
Balance as of December 31, 2012	$556,830
Capitalization	31,370
Amortization - Impact of assumption and experience unlocking and true-ups	13,038
Amortization - All other	179,219
Change in unrealized investment gains and losses	28,790
Balance as of December 31, 2013	809,247
Capitalization	11,515
Amortization - Impact of assumption and experience unlocking and true-ups	45,417
Amortization - All other	(204,563)
Change in unrealized investment gains and losses	3,591
Balance as of December 31, 2014	665,207
Capitalization	873
Amortization - Impact of assumption and experience unlocking and true-ups	21,125
Amortization - All other	(206,263)
Change in unrealized investment gains and losses	11,063
Ceded DSI upon Reinsurance Treaty with Prudential Insurance (1)	(39,253)
Balance as of December 31, 2015	$452,752

(1)	See Note 1 for further details.
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
Statutory net income of the Company amounted to $340 million, $393 million and $406 million for the years ended December 31, 2015, 2014 and 2013, respectively. Statutory surplus of the Company amounted to $482 million and $606 million at December 31, 2015 and 2014, respectively.
The Company is subject to Arizona law which limits the amount of dividends that insurance companies can pay to its stockholder. The maximum dividend, which may be paid in any twelve month period without notification or approval, is limited to the lesser of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

year. Cash dividends may only be paid out of surplus derived from realized net profits. Based on these limitations, there is a capacity to pay a dividend of $48 million after December 22, 2015, without prior approval.
On December 22, 2015 and June 29, 2015, the Company paid dividends of $180 million and $270 million, respectively, to its parent, PAI. On December 19, 2014 and June 27, 2014, the Company paid dividends of $75 million and $267 million, respectively, to PAI. On December 16, 2013 and June 26, 2013, the Company paid dividends of $100 million and $184 million, respectively, to PAI.
9.    INCOME TAXES
The components of income tax expense (benefit) for the years ended December 31, were as follows:

	2015	2014	2013
		(in thousands)
Current tax expense (benefit):
U.S. federal	$76,175	$(8,499)	$36,759
State and local	0	0	0
Total	76,175	(8,499)	36,759
Deferred tax expense (benefit):
U.S. federal	(84,460)	17,103	295,613
State and local	0	0	0
Total	(84,460)	17,103	295,613
Total income tax expense (benefit)	(8,285)	8,604	332,372
Total income tax expense (benefit) reported in equity related to:
Other comprehensive income (loss)	(20,708)	7,407	(41,149)
Additional paid-in capital	0	0	4,354
Total income tax expense (benefit)	$(28,993)	$16,011	$295,577
In July 2014, IRS issued guidance relating to the hedging of variable annuity guaranteed minimum benefits (“Hedging IDD”). The Hedging IDD provides an elective safe harbor tax accounting method for certain contracts which permits the current deduction of losses and the deferral of gains for hedging activities that can be applied to open years under IRS examination beginning with the earliest open year. The Company will apply this tax accounting method for hedging gains and losses covered by the Hedging IDD beginning with 2013. As a result of applying such accounting method in 2014, the Company’s 2014 U.S. current tax includes a tax benefit of $59 million and a corresponding reduction of deferred tax assets.
The Company’s actual income tax expense on continuing operations for the years ended December 31, differs from the expected amount computed by applying the statutory federal income tax rate of 35% to income from continuing operations before income taxes for the following reasons:

	2015	2014	2013

	(in thousands)
Expected federal income tax expense (benefit)	$57,727	$90,780	$413,162
Non taxable investment income	(56,614)	(69,122)	(69,665)
Tax credits	(9,389)	(13,080)	(10,595)
Other	(9)	26	(529)
Total income tax expense (benefit)	$(8,285)	$8,604	$332,372
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
In August 2007, the IRS released Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the DRD related to variable life insurance and annuity contracts. In September 2007, the IRS released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54 and informed taxpayers that the U.S. Treasury Department and the IRS intend to address through new guidance the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts. In May 2010, the IRS issued an Industry Director Directive (“IDD”) confirming that the methodology for calculating the DRD set forth

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

in Revenue Ruling 2007-54 should not be followed. The IDD also confirmed that the IRS guidance issued before Revenue Ruling 2007-54, which guidance the Company relied upon in calculating its DRD, should be used to determine the DRD. In February 2014, the IRS released Revenue Ruling 2014-7, which modified and superseded Revenue Ruling 2007-54, by removing the provisions of Revenue Ruling 2007-54 related to the methodology to be followed in calculating the DRD and making Revenue Ruling 2007-61 obsolete. These activities had no impact on the Company’s 2013, 2014 or 2015 results. However, there remains the possibility that the IRS and the U.S. Treasury will address, through subsequent guidance, the issues related to the calculation of the DRD. For the last several years, the revenue proposals included in the Obama Administration’s budgets included a proposal that would change the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through guidance or legislation, could increase actual tax expense and reduce the Company’s net income.
Deferred tax assets and liabilities at December 31, resulted from the items listed in the following table:

	2015	2014

	(in thousands)
Deferred tax assets
Insurance reserves	$156,639	$267,536
Investments	0	13,270
Compensation reserves	0	1,760
Other	833	0
Deferred tax assets	157,472	282,566
Deferred tax liabilities
VOBA and deferred policy acquisition cost	247,825	370,548
Investments	4,467	0
Deferred sales inducements	158,463	232,822
Net unrealized gain on securities	32,414	68,819
Other	0	1,239
Deferred tax liabilities	443,169	673,428
Net deferred tax asset (liability)	$(285,697)	$(390,863)

The application of U.S. GAAP requires the Company to evaluate the recoverability of deferred tax assets and establish a valuation allowance if necessary to reduce the deferred tax asset to an amount that is more likely than not expected to be realized. Considerable judgment is required in determining whether a valuation allowance is necessary, and if so, the amount of such valuation allowance. In evaluating the need for a valuation allowance the Company considers many factors, including: (1) the nature of the deferred tax assets and liabilities; (2) whether they are ordinary or capital; (3) in which tax jurisdictions they were generated and the timing of their reversal; (4) taxable income in prior carryback years as well as projected taxable earnings exclusive of reversing temporary differences and carryforwards; (5) the length of time that carryovers can be utilized in the various taxing jurisdictions; (6) any unique tax rules that would impact the utilization of the deferred tax assets; and (7) any tax planning strategies that the Company would employ to avoid a tax benefit from expiring unused. Although realization is not assured, management believes it is more likely than not that the deferred tax assets, net of valuation allowances, will be realized. The Company had no valuation allowance as of December 31, 2015, and 2014.
Management believes that based on its historical pattern of taxable income, the Company will produce sufficient income in the future to realize its deferred tax assets. Adjustments to the valuation allowance will be made if there is a change in management’s assessment of the amount of deferred tax asset that is realizable.
The Company’s income (loss) from continuing operations before income taxes includes income (loss) from domestic operations of $165 million, $259 million and $1,180 million, and no income from foreign operations for the years ended December 31, 2015, 2014 and 2013, respectively.
The Company’s liability for income taxes includes the liability for unrecognized tax benefits and interest that relate to tax years still subject to review by the IRS or other taxing authorities. The completion of review or the expiration of the Federal statute of limitations for a given audit period could result in an adjustment to the liability for income taxes.
The Company classifies all interest and penalties related to tax uncertainties as income tax expense (benefit). As of December 31, 2015, 2014, and 2013 the Company recognized nothing in the Consolidated Statement of Operations and recognized no liabilities in the Statement of Financial Position for tax-related interest and penalties. The Company had zero unrecognized tax benefits as

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

of December 31, 2015 and 2014. The Company does not anticipate any significant changes within the next 12 months to its total unrecognized tax benefits related to tax years for which the statute of limitations has not expired.
At December 31, 2015, the Company remains subject to examination in the U.S. for tax years 2009 through 2015.
For tax years 2009 through 2016, the Company is participating in the IRS’s Compliance Assurance Program (“CAP”). Under CAP, the IRS assigns an examination team to review completed transactions as they occur in order to reach agreement with the Company on how they should be reported in the relevant tax returns. If disagreements arise, accelerated resolutions programs are available to resolve the disagreements in a timely manner before the tax returns are filed.
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
Level 2 - Fair value is based on significant inputs, other than quoted prices included in Level 1, that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability through corroboration with observable market data. Level 2 inputs include quoted market prices in active markets for similar assets and liabilities, quoted market prices in markets that are not active for identical or similar assets or liabilities, and other market observable inputs. The Company’s Level 2 assets and liabilities include: fixed maturities (corporate public and private bonds, most government securities, certain asset-backed and mortgage-backed securities, etc.), certain equity securities (mutual funds, which do not actively trade and are priced based on a net asset value ("NAV")), short-term investments and certain over-the-counter ("OTC") derivatives.
Level 3 - Fair value is based on at least one significant unobservable input for the asset or liability. The assets and liabilities in this category may require significant judgment or estimation in determining the fair value. The Company’s Level 3 assets and liabilities primarily include: certain private fixed maturities, certain manually priced public fixed maturities, short-term investments, certain highly structured OTC derivative contracts and embedded derivatives resulting from certain products with guaranteed benefits.
Assets and Liabilities by Hierarchy Level – The tables below present the balances of assets and liabilities reported at fair value on a recurring basis, as of the dates indicated.

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

	As of December 31, 2015
	Level 1	Level 2	Level 3	Netting (1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S Treasury securities and obligations of U.S. government authorities and agencies	$0	$12,154	$0	$0	$12,154
Obligations of U.S. states and their political subdivisions	0	20,212	0	0	20,212
Foreign government bonds	0	49,283	0	0	49,283
U.S. corporate public securities	0	934,109	15,000	0	949,109
U.S. corporate private securities	0	523,298	107,777	0	631,075
Foreign corporate public securities	0	136,222	0	0	136,222
Foreign corporate private securities	0	220,818	4,531	0	225,349
Asset-backed securities (4)	0	104,797	46,493	0	151,290
Commercial mortgage-backed securities	0	215,740	0	0	215,740
Residential mortgage-backed securities	0	133,838	0	0	133,838
Subtotal	0	2,350,471	173,801	0	2,524,272
Trading account assets:
Equity securities	5,653	0	0	0	5,653
Subtotal	5,653	0	0	0	5,653
Equity securities, available-for-sale	0	17	0	0	17
Short-term investments	157,257	520	450	0	158,227
Cash equivalents	0	0	225	0	225
Other long-term investments	0	135,209	2,119	(21,508)	115,820
Reinsurance recoverables	0	0	3,012,653	0	3,012,653
Receivables from parent and affiliates	0	29,676	7,664	0	37,340
Subtotal excluding separate account assets	162,910	2,515,893	3,196,912	(21,508)	5,854,207
Separate account assets (2)	0	39,250,159	0	0	39,250,159
Total assets	$162,910	$41,766,052	$3,196,912	$(21,508)	$45,104,366
Future policy benefits (3)	$0	$0	$3,134,077	$0	$3,134,077
Payables to parent and affiliates	0	25,277	0	(25,277)	0
Total liabilities	$0	$25,277	$3,134,077	$(25,277)	$3,134,077

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

	As of December 31, 2014 (5)
	Level 1	Level 2	Level 3	Netting (1)	Total

	(in thousands)
Fixed maturities, available-for-sale:
U.S Treasury securities and obligations of U.S. government authorities and agencies	$0	$6,336	$0	$0	$6,336
Obligations of U.S. states and their political subdivisions	0	70,789	0	0	70,789
Foreign government securities	0	37,355	0	0	37,355
U.S. corporate public securities	0	1,072,258	16,860	0	1,089,118
U.S. corporate private securities	0	560,113	98,544	0	658,657
Foreign corporate public securities	0	123,860	0	0	123,860
Foreign corporate private securities	0	229,383	666	0	230,049
Asset-backed securities (4)	0	108,487	40,524	0	149,011
Commercial mortgage-backed securities	0	302,185	0	0	302,185
Residential mortgage-backed securities	0	133,233	0	0	133,233
Subtotal	0	2,643,999	156,594	0	2,800,593
Trading account assets:
Equity securities	6,131	0	0	0	6,131
Subtotal	6,131	0	0	0	6,131
Equity securities, available-for-sale	0	17	0	0	17
Short-term investments	57,185	0	0	0	57,185
Cash equivalents	0	0	225	0	225
Other long-term investments	0	118,846	633	(24,288)	95,191
Reinsurance recoverables	0	0	2,996,154	0	2,996,154
Receivables from parent and affiliates	0	18,748	22,320	0	41,068
Subtotal excluding separate account assets	63,316	2,781,610	3,175,926	(24,288)	5,996,564
Separate account assets (2)	0	44,101,699	0	0	44,101,699
Total assets	$63,316	$46,883,309	$3,175,926	$(24,288)	$50,098,263
Future policy benefits (3)	0	0	3,112,411	0	3,112,411
Payables to parent and affiliates	0	21,249	0	(21,249)	0
Total liabilities	$0	$21,249	$3,112,411	$(21,249)	$3,112,411

(1)
“Netting” amounts represent cash collateral of $(3.8) million and $3.0 million as of December 31, 2015 and December 31, 2014, respectively, and the impact of offsetting asset and liability positions held with the same counterparty, subject to master netting arrangements.

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

(3)
As of December 31, 2015, the net embedded derivative liability position of $3,134 million includes $34 million of embedded derivatives in an asset position and $3,168 million of embedded derivatives in a liability position. As of December 31, 2014, the net embedded derivative liability position of $3,112 million includes $55 million of embedded derivatives in an asset position and $3,167 million of embedded derivatives in a liability position.

(4)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(5)	Prior period amounts are presented on a basis consistent with the current period presentation.
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

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

service or classify the securities as Level 3. If the pricing service updates the price to be more consistent with the presented market observations, the security remains within Level 2.
Internally-developed valuations or indicative broker quotes are also used to determine fair value in circumstances where vendor pricing is not available, or where the Company ultimately concludes that pricing information received from the independent pricing services is not reflective of market activity. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may override the information with an internally developed valuation. As of December 31, 2015 and 2014 overrides on a net basis were not material. Pricing service overrides, internally-developed valuations and indicative broker quotes are generally included in Level 3 in the fair value hierarchy.
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
Equity Securities – Equity securities consist principally of investments in common stock of publicly traded companies, as well as mutual fund shares. The fair values of mutual fund shares that transact regularly (but do not trade in active markets because they are not publicly available) are based on transaction prices of identical fund shares and are classified within Level 2 in the fair value hierarchy.
Derivative Instruments – Derivatives are recorded at fair value either as assets, within “Other long-term investments,” or as liabilities, within “Payables to parent and affiliates”, except for embedded derivatives which are recorded with the associated host contract. The fair values of derivative contracts can be affected by changes in interest rates, foreign exchange rates, credit spreads, market volatility, expected returns, NPR, liquidity and other factors. For derivative positions included within Level 3 of the fair value hierarchy, liquidity valuation adjustments are made to reflect the cost of exiting significant positions, and consider the bid-ask spread, maturity, complexity, and other specific attributes of the underlying derivative position.
The majority of the Company’s derivative positions are traded in the over-the counter ("OTC") derivative market and are classified within Level 2 in the fair value hierarchy. OTC derivatives classified within Level 2 are valued using models that utilize actively quoted or observable market input values from external market data providers, third-party pricing vendors and/or recent trading activity. The Company’s policy is to use mid-market pricing in determining its best estimate of fair value. The fair values of most OTC derivatives, including interest rate and cross currency swaps, currency forward contracts and single name credit default swaps are determined using discounted cash flow models. The fair values of European style option contracts are determined using Black-Scholes option pricing models. These models’ key inputs include the contractual terms of the respective contract, along with significant observable inputs, including interest rates, currency rates, credit spreads, equity prices, index dividend yields, NPR, volatility and other factors.
The Company’s cleared interest rate swaps and credit derivatives linked to an index are valued using models that utilize actively quoted or observable market inputs, including Overnight Indexed Swap discount rates, obtained from external market data providers, third-party pricing vendors, and/or recent trading activity. These derivatives are classified as Level 2 in the fair value hierarchy.
The vast majority of the Company's derivative agreements are with highly rated major international financial institutions. To reflect the market’s perception of its own and the counterparty’s NPR, the Company incorporates additional spreads over London Interbank Offered Rates ("LIBOR") into the discount rate used in determining the fair value of OTC derivative assets and liabilities that are not otherwise collateralized.

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

Derivatives classified as Level 3 include structured products. These derivatives are valued based upon models, such as Monte Carlo simulation models and other techniques, that utilize significant unobservable inputs. Level 3 methodologies are validated through periodic comparison of the Company’s fair values to external broker-dealer values. As of December 31, 2015, there was $1.6 million in internally valued derivatives with the fair value classified within Level 3. As of December 31, 2014 there were no internally valued derivatives with the fair value classified within Level 3, and all derivatives were classified within Level 2. See Note 11 for more details on the fair value of derivative instruments by primary underlying.
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
Separate Account Assets – Separate account assets include fixed maturity securities, treasuries, equity securities and mutual funds for which values are determined consistent with similar instruments described above under “Fixed Maturity Securities” and “Equity Securities”.
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
Future Policy Benefits – The liability for future policy benefits is related to guarantees primarily associated with the living benefit features of certain variable-annuity contracts offered by the Company, including guaranteed minimum accumulation benefits ("GMAB"), guaranteed minimum withdrawal benefits ("GMWB") and guaranteed minimum income and withdrawal benefits ("GMIWB"), accounted for as embedded derivatives. The fair values of these liabilities are calculated as the present value of future expected benefit payments to contractholders less the present value of future expected rider fees attributable to the optional living benefit feature. This methodology could result in either a liability or contra-liability balance, given changing capital market conditions and various actuarial assumptions. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The determination of these risk premiums requires the use of management's judgment.
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
Capital market inputs and actual policyholders’ account values are updated each quarter based on capital market conditions as of the end of the quarter, including interest rates, equity markets, and volatility. In the risk neutral valuation, the initial swap curve drives the total return used to grow the policyholders’ account values. The Company’s discount rate assumption is based on the LIBOR swap curve, adjusted for an additional spread relative to LIBOR to reflect NPR.
Actuarial assumptions, including contractholder behavior and mortality, are reviewed at least annually, and updated based upon emerging experience, future expectations, and other data, including any observable market data. These assumptions are generally updated annually unless a material change that the Company feels is indicative of a long term trend is observed in an interim period.
Transfers between Levels 1 and 2 – Overall, transfers between levels are made to reflect changes in observability of inputs and market activity. Transfers into or out of any level are generally reported as the value as of the beginning of the quarter in which the transfers occur for any such assets still held at the end of the quarter. Periodically there are transfers between Level 1 and Level 2 for assets held in the Company’s Separate Account. During the year ended December 31, 2015, there were no transfers between Level 1 and Level 2. During the year ended December 31, 2014, $963 million was transferred from Level 1 to Level 2.
Level 3 Assets and Liabilities by Price Source – The tables below present the balances of Level 3 assets and liabilities measured at fair value with their corresponding pricing sources.

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

	As of December 31, 2015
	Internal (1)	External (2)	Total

	(in thousands)
Corporate securities (3)	$111,295	$16,013	$127,308
Asset-backed securities (4)	0	46,493	46,493
Short-term investments	450	0	450
Cash equivalents	225	0	225
Other long-term investments	1,565	554	2,119
Reinsurance recoverables	3,012,653	0	3,012,653
Receivables from parent and affiliates	0	7,664	7,664
Total assets	$3,126,188	$70,724	$3,196,912
Future policy benefits	$3,134,077	$0	$3,134,077
Total liabilities	$3,134,077	$0	$3,134,077

	As of December 31, 2014
	Internal (1)	External (2)	Total

	(in thousands)
Corporate securities (3)	$99,209	$16,861	$116,070
Asset-backed securities (4)	0	40,524	40,524
Cash equivalents	225	0	225
Other long-term investments	0	633	633
Reinsurance recoverables	2,996,154	0	2,996,154
Receivables from parent and affiliates	0	22,320	22,320
Total assets	$3,095,588	$80,338	$3,175,926
Future policy benefits	$3,112,411	$0	$3,112,411
Total liabilities	$3,112,411	$0	$3,112,411

(1)
Represents valuations reflecting both internally-derived and market inputs as well as third-party pricing information or quotes. See below for additional information related to internally-developed valuation for significant items in the above table.

(2)	Represents unadjusted prices from independent pricing-services and independent indicative broker quotes where pricing inputs are not readily available.

(3)	Includes assets classified as fixed maturities available-for-sale.

(4)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.
Quantitative Information Regarding Internally Priced Level 3 Assets and Liabilities – The tables below present quantitative information on significant internally-priced Level 3 assets and liabilities.

	As of December 31, 2015
	Fair Value	Primary Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value (1)

	(in thousands)
Assets:
Corporate securities	$111,295	Discounted cash flow	Discount rate	3.71%	17.95%	4.43%	Decrease
Reinsurance recoverables	$3,012,653	Fair values are determined in the same manner as future policy benefits
Liabilities:
Future policy benefits (2)	$3,134,077	Discounted cash flow	Lapse rate (3)	0%	14%		Decrease
			NPR spread (4)	0.06%	1.76%		Decrease
			Utilization rate (5)	63%	95%		Increase
			Withdrawal rate (6)	74%	100%		Increase
			Mortality rate (7)	0%	14%		Decrease
			Equity volatility curve	17%	28%		Increase

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

	As of December 31, 2014
	Fair Value	Primary Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value (1)

	(in thousands)
Assets:
Corporate securities	$99,209	Discounted cash flow	Discount rate	3.55%	11.75%	3.96%	Decrease
Reinsurance recoverables	$2,996,154	Fair values are determined in the same manner as future policy benefits
Liabilities:
Future policy benefits (2)	$3,112,411	Discounted cash flow	Lapse rate (3)	0%	14%		Decrease
			NPR spread (4)	0%	1.30%		Decrease
			Utilization rate (5)	63%	95%		Increase
			Withdrawal rate (6)	74%	100%		Increase
			Mortality rate (7)	0%	14%		Decrease
			Equity volatility curve	17%	28%		Increase

(1)	Conversely, the impact of a decrease in input would have the opposite impact for the fair value as that presented in the table.

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

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

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

	Year Ended December 31, 2015
	Fixed Maturities Available-For-Sale
	U.S. Corporate Public Securities	U.S. Corporate Private Securities	Foreign Corporate Private Securities	Asset- Backed Securities (4)	Commercial Mortgage-Backed Securities
	(in thousands)
Fair Value, beginning of period	$16,860	$98,544	$666	$40,524	$0
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	(16)	62	9	0
Asset management fees and other income	0	0	0	0	0
Included in other comprehensive income (loss)	(23)	(2,992)	(24)	(170)	0
Net investment income	9	5,264	1	49	0
Purchases	0	6,233	0	20,053	1,565
Sales	0	(1,548)	0	(15,878)	0
Issuances	0	0	0	0	0
Settlements	(119)	(1,863)	(678)	(3,704)	0
Transfers into Level 3 (1)	0	4,155	4,504	34,921	0
Transfers out of Level 3 (1)	(1,727)	0	0	(29,311)	(1,565)
Fair Value, end of period	$15,000	$107,777	$4,531	$46,493	$0
Unrealized gains (losses) for assets still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0
Asset management fees and other income	$0	$0	$0	$0	$0

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

	Year Ended December 31, 2015
	Short-term Investments	Cash Equivalents	Other Long-term Investments	Reinsurance Recoverables	Receivables from Parent and Affiliates	Future Policy Benefits
		(in thousands)
Fair Value, beginning of period	$0	$225	$633	$2,996,154	$22,320	$(3,112,411)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	1,405	(212,035)	0	217,101
Asset management fees and other income	0	0	(17)	0	0	0
Included in other comprehensive income (loss)	0	0	0	0	(264)	0
Net investment income	0	0	22	0	1	0
Purchases	450	0	179	228,534	0	0
Sales	0	0	0	0	0	0
Issuances	0	0	0	0	0	(238,767)
Settlements	0	0	(103)	0	0	0
Transfers into Level 3 (1)	0	0	0	0	6,941	0
Transfers out of Level 3 (1)	0	0	0	0	(21,334)	0
Fair Value, end of period	$450	$225	$2,119	$3,012,653	$7,664	$(3,134,077)
Unrealized gains (losses) for assets/liabilities still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$1,405	$(117,840)	$0	$119,609
Asset management fees and other income	$0	$0	$(17)	$0	$0	$0

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

	Year Ended December 31, 2014 (5)
	Fixed Maturities Available-For-Sale					Trading Account Assets - Equity Securities	Equity Securities Available- for-Sale
	U.S. Corporate Public Securities	U.S. Corporate Private Securities	Foreign Corporate Private Securities	Asset- Backed Securities (4)	Commercial Mortgage- Backed Securities
	(in thousands)
Fair Value, beginning of period	$2,065	$93,841	$890	$63,789	$0	$313	$192
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	1,423	169	0	0	0	0
Asset management fees and other income	0	0	0	0	0	15	0
Included in other comprehensive income (loss)	(42)	(763)	(41)	196	(83)	0	0
Net investment income	37	4,953	34	120	0	0	0
Purchases	14,999	5,712	9	14,933	52,518	0	0
Sales	0	0	(202)	0	0	0	(192)
Issuances	0	0	0	0	0	0	0
Settlements	(199)	(6,622)	(193)	(40,337)	0	(328)	0
Transfers into Level 3 (1)	0	0	0	28,152	0	0	0
Transfers out of Level 3 (1)	0	0	0	(26,329)	(52,435)	0	0
Fair Value, end of period	$16,860	$98,544	$666	$40,524	$0	$0	$0
Unrealized gains (losses) for assets still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0	$0	$0
Asset management fees and other income	$0	$0	$0	$0	$0	$15	$0

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

	Year Ended December 31, 2014 (5)
	Cash Equivalents	Other Long-term Investments	Reinsurance Recoverables	Receivables from Parent and Affiliates	Future Policy Benefits
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$0	$486	$748,005	$6,347	$(778,226)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	2,013,931	0	(2,088,505)
Asset management fees and other income	0	(14)	0	0	0
Included in other comprehensive income (loss)	0	0	0	(420)	0
Net investment income	0	0	0	0	0
Purchases	400	166	234,218	19,351	0
Sales	(175)	0	0	0	0
Issuances	0	0	0	0	(245,680)
Settlements	0	(5)	0	0	0
Transfers into Level 3 (1)	0	0	0	1,985	0
Transfers out of Level 3 (1)	0	0	0	(4,943)	0
Fair Value, end of period assets/(liabilities)	$225	$633	$2,996,154	$22,320	$(3,112,411)
Unrealized gains (losses) for assets/liabilities still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$2,040,048	$0	$(2,115,680)
Asset management fees and other income	$0	$(14)	$0	$0	$0

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

	Year Ended December 31, 2013 (5)
	Fixed Maturities Available-For-Sale					Trading Account Assets - Equity Securities	Equity Securities Available- for-Sale
	U.S. Corporate Public Securities	U.S. Corporate Private Securities	Foreign Corporate Private Securities	Asset- Backed Securities (4)	Commercial Mortgage-Backed Securities
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$3,292	$91,088	$1,175	$69,298	$0	$207	$0
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	48	1	0	0	0	0
Asset management fees and other income	0	0	0	0	0	106	0
Included in other comprehensive income (loss)	(551)	(3,490)	(138)	(470)	18	0	0
Net investment income	41	4,658	30	454	0	0	0
Purchases	0	4,817	0	40,868	17,169	0	192
Sales	0	0	0	0	0	0	0
Issuances	0	0	0	0	0	0	0
Settlements	(1,171)	(3,280)	(178)	(13,924)	0	0	0
Transfers into Level 3 (1)	4,976	0	0	0	0	0	0
Transfers out of Level 3 (1)	(4,522)	0	0	(29,441)	(17,187)	0	0
Other (3)	0	0	0	(2,996)	0	0	0
Fair Value, end of period assets/(liabilities)	$2,065	$93,841	$890	$63,789	$0	$313	$192
Unrealized gains (losses) for assets still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0	$0	$0
Asset management fees and other income	$0	$0	$0	$0	$0	$107	$0

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

	Year Ended December 31, 2013 (5)
	Other Long- term Investments	Reinsurance Recoverables	Receivables from Parent and Affiliates	Future Policy Benefits
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$1,054	$1,732,094	$1,995	$(1,793,137)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(739)	(1,220,073)	0	1,262,310
Asset management fees and other income	60	0	0	0
Included in other comprehensive income (loss)	0	0	99	0
Net investment income	0	0	0	0
Purchases	111	235,984	6,250	0
Sales	0	0	(2,996)	0
Issuances	0	0	0	(247,399)
Settlements	0	0	0	0
Transfers into Level 3 (1)	0	0	0	0
Transfers out of Level 3 (1)	0	0	(1,997)	0
Other (3)	0	0	2,996	0
Fair Value, end of period	$486	$748,005	$6,347	$(778,226)
Unrealized gains (losses) for assets/liabilities still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$(1,166,676)	$0	$1,207,600
Asset management fees and other income	$51	$0	$0	$0

(1)	Transfers into or out of any level are generally reported as the value as of the beginning of the quarter in which the transfer occurs for any such assets still held at the end of the quarter.

(2)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

(3)	Other primarily represents reclassifications of certain assets between reporting categories.

(4)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(5)	Prior period's amounts are presented on a basis consistent with the current period presentation.
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

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

	December 31, 2015
	Fair Value				Carrying Amount (1)
	Level 1	Level 2	Level 3	Total	Total

	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$2,793	$448,349	$451,142	$438,172
Policy loans	0	0	13,054	13,054	13,054
Other long-term investments	0	0	3,258	3,258	3,050
Cash and cash equivalents	311	0	0	311	311
Accrued investment income	0	22,615	0	22,615	22,615
Receivables from parent and affiliates	0	14,868	0	14,868	14,868
Other assets	0	1,085	0	1,085	1,085
Total assets	$311	$41,361	$464,661	$506,333	$493,155
Liabilities:
Policyholders’ account balances - investment contracts	$0	$0	$102,438	$102,438	$103,003
Cash collateral for loaned securities	0	10,568	0	10,568	10,568
Short-term debt	0	1,000	0	1,000	1,000
Payables to parent and affiliates	0	25,678	0	25,678	25,678
Other liabilities	0	83,464	0	83,464	83,464
Separate account liabilities - investment contracts	0	293	0	293	293
Total liabilities	$0	$121,003	$102,438	$223,441	$224,006

	December 31, 2014
	Fair Value				Carrying Amount (1)
	Level 1	Level 2	Level 3	Total	Total

	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$2,779	$447,157	$449,936	$422,563
Policy loans	0	0	13,355	13,355	13,355
Other long-term investments	0	0	2,639	2,639	2,238
Cash and cash equivalents	369	0	0	369	369
Accrued investment income	0	25,008	0	25,008	25,008
Receivables from parent and affiliates	0	10,367	0	10,367	10,367
Other assets	0	1,009	0	1,009	1,009
Total assets	$369	$39,163	$463,151	$502,683	$474,909
Liabilities:
Policyholders’ account balances - investment contracts	$0	$0	$91,217	$91,217	$92,663
Cash collateral for loaned securities	0	5,285	0	5,285	5,285
Short-term debt	0	54,354	0	54,354	54,354
Payables to parent and affiliates	0	37,415	0	37,415	37,415
Other liabilities	0	89,956	0	89,956	89,956
Separate account liabilities - investment contracts	0	487	0	487	487
Total liabilities	$0	$187,497	$91,217	$278,714	$280,160

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
Notes to Financial Statements - (Continued)

The fair values presented above have been determined by using available market information and by applying market valuation methodologies, as described in more detail below.

Commercial Mortgage and Other Loans
The fair value of most commercial mortgage loans is based upon the present value of the expected future cash flows discounted at the appropriate U.S. Treasury rate or foreign government bond rate (for non-U.S. dollar denominated loans) plus an appropriate credit spread for similar quality loans. The quality ratings for these loans, a primary determinant of the credit spreads and a significant component of the pricing process, are based on an internally-developed methodology.
Certain commercial mortgage loans are valued incorporating other factors, including the terms of the loans, the principal exit strategies for the loans, prevailing interest rates and credit risk. Other loan valuations are primarily based upon the present value of the present value of the expected future cash flows discounted at the appropriate local government bond rate and local market swap rates or credit default swap spreads, plus an appropriate credit spread and liquidity premium. The credit spread and liquidity premium are a significant component of the pricing inputs, and are based upon an internally-developed methodology, which takes into account, among other factors, the credit quality of the loans, the property type of the collateral, the weighted average coupon and the weighted average life of the loans.
Policy Loans
Policy loans carrying value approximates fair value.
Other Long-Term Investments
Other long-term investments include investments in joint ventures and limited partnerships. The estimated fair values of these cost method investments are generally based on the Company’s share of the NAV as provided in the financial statements of the investees. In certain circumstances, management may adjust the NAV by a premium or discount when it has sufficient evidence to support applying such adjustments. No such adjustments were made as of December 31, 2015 and 2014.
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

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

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
Credit Contracts
Credit derivatives are used by the Company to enhance the return on the Company’s investment portfolio by creating credit exposure similar to an investment in public fixed maturity cash instruments. With credit derivatives the Company sells credit protection on a single name reference, or certain index reference, and in return receives a quarterly premium. With credit default derivatives, this premium or credit spread generally corresponds to the difference between the yield on the referenced name’s public fixed maturity cash instruments and swap rates at the time the agreement is executed. If there is an event of default by the referenced name, as defined by the agreement, then the Company is obligated to pay the counterparty the referenced amount of the contract and receive in return the referenced defaulted security or similar security or pay the referenced amount less the auction recovery rate. See the credit derivatives section for a discussion of guarantees related to credit derivatives written. In addition to selling credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio.
Embedded Derivatives
The Company sells variable annuity products, which may include guaranteed benefit features that are accounted for as embedded derivatives. The Company has reinsurance agreements to transfer the risk related to certain of these benefit features to affiliates,

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

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

	December 31, 2015			December 31, 2014
		Gross Fair Value			Gross Fair Value
Primary Underlying	Notional	Assets	Liabilities	Notional	Assets	Liabilities

	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Foreign Currency Swaps	$115,358	$15,910	$(206)	$83,412	$5,555	$(654)
Total Qualifying Hedges	$115,358	$15,910	$(206)	$83,412	$5,555	$(654)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$1,872,750	$84,817	$(13,452)	$1,902,750	$92,507	$(18,480)
Interest Rate Options	100,000	9,431	0	100,000	10,736	0
Foreign Currency
Foreign Currency Forwards	2,752	23	0	0	0	0
Currency/Interest Rate
Foreign Currency Swaps	77,729	11,220	0	57,011	4,363	(5)
Credit
Credit Default Swaps	0	0	0	1,200	0	(43)
Equity
Total Return Swaps	217,999	320	(3,626)	220,986	1,937	0
Equity Options	18,286,800	15,054	(7,993)	6,842,242	3,748	(2,067)
Total Non-Qualifying Hedges	$20,558,030	$120,865	$(25,071)	$9,124,189	$113,291	$(20,595)
Total Derivatives (1)	$20,673,388	$136,775	$(25,277)	$9,207,601	$118,846	$(21,249)

(1)
Excludes embedded derivatives which contain multiple underlyings. The fair value of these embedded derivatives was a net liability of $3,134 million and $3,112 million as of December 31, 2015 and 2014, respectively, included in “Future policy benefits.” The fair value of the embedded derivatives related to the reinsurance of certain of these benefits to Pruco Re and Prudential Insurance included in “Reinsurance recoverables” was an asset of $3,013 million and $2,996 million as of December 31, 2015 and 2014, respectively.

Offsetting Assets and Liabilities
The following table presents recognized derivative instruments (excluding embedded derivatives and associated reinsurance recoverables) that are offset in the Statements of Financial Position, and/or are subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in the Statements of Financial Position.

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

	December 31, 2015
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral(1)	Net Amount

	(in thousands)
Offsetting of Financial Assets:
Derivatives	$135,210	$(21,508)	$113,702	$(101,288)	$12,414
Offsetting of Financial Liabilities:
Derivatives	$25,277	$(25,277)	$0	$0	$0

	December 31, 2014
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral(1)	Net Amount

	(in thousands)
Offsetting of Financial Assets:
Derivatives	$118,846	$(24,288)	$94,558	$(82,602)	$11,956
Offsetting of Financial Liabilities:
Derivatives	$21,249	$(21,249)	$0	$0	$0

(1)	Amounts exclude the excess of collateral received/pledged from/to the counterparty.

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
The following tables provide the financial statement classification and impact of derivatives used in qualifying and non-qualifying hedge relationships, excluding the offset of the hedged item in an effective hedge relationship:

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

	Year Ended December 31, 2015
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$608	$1,116	$10,008
Total cash flow hedges	0	608	1,116	10,008
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	20,536	0	0	0
Currency	115	0	0	0
Currency/Interest Rate	8,337	0	202	0
Credit	(3)	0	0	0
Equity	(3,233)	0	0	0
Embedded Derivatives	(24,371)	0	0	0
Total non-qualifying hedges	1,381	0	202	0
Total	$1,381	$608	$1,318	$10,008

	Year Ended December 31, 2014
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$14	$134	$8,492
Total cash flow hedges	0	14	134	8,492
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	123,327	0	0	0
Currency	0	0	0	0
Currency/Interest Rate	5,934	0	143	0
Credit	(14)	0	0	0
Equity	(23,811)	0	0	0
Embedded Derivatives	(113,549)	0	0	0
Total non-qualifying hedges	(8,113)	0	143	0
Total	$(8,113)	$14	$277	$8,492

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

	Year Ended December 31, 2013
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$(89)	$(7)	$(585)
Total cash flow hedges	0	(89)	(7)	(585)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(116,025)	0	0	0
Currency	0	0	0	0
Currency/Interest Rate	(204)	0	24	0
Credit	(103)	0	0	0
Equity	(79,498)	0	0	0
Embedded Derivatives	1,775	0	0	0
Total non-qualifying hedges	(194,055)	0	24	0
Total	$(194,055)	$(89)	$17	$(585)

(1)	Amounts deferred in AOCI.

For the years ended December 31, 2015, 2014 and 2013, the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations. Also, there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.
Presented below is a rollforward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in thousands)
Balance, December 31, 2012	$(3,068)
Net deferred gains (losses) on cash flow hedges from January 1 to December 31, 2013	(680)
Amount reclassified into current period earnings	95
Balance, December 31, 2013	(3,653)
Net deferred gains (losses) on cash flow hedges from January 1 to December 31, 2014	8,640
Amount reclassified into current period earnings	(148)
Balance, December 31, 2014	4,839
Net deferred gains (losses) on cash flow hedges from January 1 to December 31, 2015	12,078
Amounts reclassified into current period earnings	(2,070)
Balance, December 31, 2015	$14,847
Using December 31, 2015 values, it is estimated that a pre-tax gain of approximately $1 million will be reclassified from AOCI to earnings during the subsequent twelve months ending December 31, 2016, offset by amounts pertaining to the hedged items. As of December 31, 2015 and 2014, the Company did not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 18 years. Income amounts deferred in AOCI as a result of cash flow hedges are included in "Net unrealized investment gains (losses)" within OCI in the Statements of Operations and Comprehensive Income.
Credit Derivatives
The Company has no exposure from credit derivatives where it has written credit protection as of December 31, 2015 and 2014.
As of December 31, 2015, the Company had no open positions where it has purchased credit protection using credit derivatives in order to hedge specific credit in the Company’s investment portfolio. As of December 31, 2014, the Company had $1 million of outstanding notional amounts reported at fair value as a liability of less than $1 million.

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

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

12.    COMMITMENTS, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS
Commitments
The Company had made commitments to fund $5 million and $1 million of commercial loans as of December 31, 2015 and 2014, respectively. The Company also made commitments to purchase or fund investments, mostly private fixed maturities, of $36 million and $22 million as of December 31, 2015 and 2014, respectively.
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
It is possible that the results of operations or the cash flows of the Company in a particular quarterly or annual period could be materially affected as a result of payments in connection with the matters discussed above or other matters depending, in part, based upon the results of operations or cash flows for such period. Management believes, however, that ultimate payments in connection with these matters, after consideration of applicable reserves and rights to indemnification, should not have a material adverse effect on the Company’s financial position.
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
The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed, including matters discussed below. The Company estimates that as of December 31, 2015, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is $0 to approximately $3 million. This estimate is not an indication of expected loss, if any, or the Company’s maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

Escheatment Audit and Claims Settlement Practices Market Conduct Exam
In January 2012, a Global Resolution Agreement entered into by the Company and a third-party auditor became effective upon its acceptance by the unclaimed property departments of 20 states and jurisdictions. Under the terms of the Global Resolution Agreement, the third-party auditor acting on behalf of the signatory states will compare expanded matching criteria to the Social Security Master Death File (“SSMDF”) to identify deceased insureds and contractholders where a valid claim has not been made. In February 2012, a Regulatory Settlement Agreement entered into by the Company to resolve a multi-state market conduct examination regarding its adherence to state claim settlement practices became effective upon its acceptance by the insurance departments of 20 states and jurisdictions. The Regulatory Settlement Agreement applies prospectively and requires the Company to adopt and implement additional procedures comparing its records to the SSMDF to identify unclaimed death benefits and prescribes procedures for identifying and locating beneficiaries once deaths are identified. Substantially all other jurisdictions that are not signatories to the Global Resolution Agreement or the Regulatory Settlement Agreement have entered into similar agreements with the Company.
The New York Attorney General has subpoenaed the Company, along with other companies, regarding its unclaimed property procedures and may ultimately seek remediation and other relief, including damages. Additionally, the New York Office of Unclaimed Funds is conducting an audit of the Company’s compliance with New York’s unclaimed property laws.

Securities Lending Matter
In February 2016, Prudential Financial self-reported to the SEC, and notified other regulators, that in some cases it failed to maximize securities lending income due to a long-standing restriction benefitting the Company and Prudential Financial that limited the availability of loanable securities for certain of the Company's separate account investments. The restriction has been removed and Prudential Financial intends to implement a remediation plan for the benefit of customers. Prudential Financial intends to fully cooperate with regulators in this matter.
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
The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses also include allocations of stock compensation expenses related to a stock option program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock option program and deferred compensation program was less than $1 million, $1 million and $2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

The Company is charged for its share of employee benefits expenses. These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Some of these benefits are based on earnings and length of service. Other benefits are based on an account balance, which takes into consideration age, service and earnings during career. The Company’s share of net expense for the pension plans was $1 million, $1 million and $3 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Prudential Insurance sponsors voluntary savings plans for the Company’s employees (“401(k) plans”). The 401(k) plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The expense charged to the Company for the matching contribution to the 401(k) plans was $1 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Affiliated Asset Administration Fee Income
In accordance with revenue sharing agreements with AST Investment Services, Inc. and Prudential Investments LLC, the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust and The Prudential Series Fund. Income received from AST Investment Services, Inc. and Prudential Investments LLC related to the agreements was $173 million, $221 million and $227 million for the years ended December 31, 2015, 2014 and 2013, respectively. These revenues are recorded as “Asset administration fees and other income” in the Statements of Operations and Comprehensive Income.
Affiliated Investment Management Expenses
In accordance with an agreement with Prudential Investment Management, Inc. (“PIMI”, renamed PGIM, Inc. beginning January 1, 2016), the Company pays investment management expenses to PIMI who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PIMI related to this agreement were $5 million, $6 million and $7 million for the years ended December 31, 2015, 2014 and 2013, respectively. These expenses are recorded as “Net investment income” in the Statements of Operations and Comprehensive Income.
Cost Allocation Agreements with Affiliates
Certain operating costs (including rental of office space, furniture and equipment) have been charged to the Company at cost by Prudential Annuities Information Services and Technology Corporation (“PAIST”), an affiliated company. PALAC signed a written service agreement with PAIST for these services executed and approved by the Connecticut Insurance Department in 1995. This agreement automatically continues in effect from year to year and may be terminated by either party upon 30 days written notice.
Allocated lease expense was $4 million, $4 million and $10 million for the years ended December 31, 2015, 2014 and 2013, respectively. Allocated sub-lease rental income, recorded as a reduction to lease expense was less than $1 million, $1 million and $4 million for the years ended December 31, 2015, 2014 and 2013, respectively. Assuming that the written service agreement between PALAC and PAIST continues indefinitely, PALAC’s allocated future minimum lease payments and sub-lease receipts per year and in aggregate as of December 31, 2015 are as follows:

	Lease	Sub-Lease

	(in thousands)
2016	$3,279	0
2017	3,279	0
2018	3,279	0
2019	3,006	0
2020	0	0
2021 and thereafter	0	0
Total	$12,843	0
The Company pays commissions and certain other fees to PAD in consideration for PAD’s marketing and underwriting of the Company’s products. Commissions and fees are paid by PAD to broker-dealers who sold and service the Company’s products. Commissions and fees paid by the Company to PAD were $143 million, $177 million and $172 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Debt Agreements
Short-term and Long-term Debt
The Company is authorized to borrow funds up to $2 billion from Prudential Financial and its affiliates to meet its capital and other funding needs. The Company had debt of $1 million and $54 million outstanding with Prudential Funding, LLC as of

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

December 31, 2015 and 2014, respectively. Total interest expense on debt with Prudential Funding, LLC was less than $1 million for the years ended December 31, 2015, 2014 and 2013.
The Company had debt of $0 million outstanding with Prudential Financial as of December 31, 2015 and 2014, respectively. The Company had a loan with Prudential Financial that had a fixed interest rate of 4.49% and matured on December 29, 2014. In December 2014 we paid off the remaining portion of debt with a payment of $200 million. Total interest expense on debt with Prudential Financial was less than $1 million, $9 million and $17 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Reinsurance Agreements
The Company uses reinsurance as part of its risk management and capital management strategies for certain of its optional living benefit features. Fees ceded under these agreements are included in “Realized investment gains (losses), net” on the Statement of Operations and Comprehensive Income. The Company ceded fees of $269 million, $274 million and $275 million to Pruco Re for the years ended December 31, 2015, 2014 and 2013, respectively. The Company ceded fees of $1 million to Prudential Insurance for the years ended December 31, 2015, 2014 and 2013. The Company’s reinsurance payables related to affiliated reinsurance were $250 million and $25 million as of December 31, 2015 and 2014, respectively.
The Company’s reinsurance recoverables related to affiliated reinsurance were $3,088 million and $2,997 million as of December 31, 2015 and December 31, 2014, respectively. The assets are reflected in “Reinsurance recoverables” in the Company’s Statements of Financial Position. Realized gains (losses) were $(241) million, $1,975 million and $(1,260) million for the years ended December 31, 2015, 2014 and 2013, respectively. Changes in realized gains (losses) for the 2015 and 2014 periods were primarily due to changes in market conditions in each respective period.
See Note 1 for a discussion of the fourth quarter 2015 reinsurance treaty related to the Company's New York license surrender.

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
15.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The unaudited quarterly results of operations for the years ended December 31, 2015 and 2014 are summarized in the table below:

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

	Three months ended
	March 31	June 30	September 30	December 31

2015	(in thousands)
Total revenues	$305,682	$279,135	$268,802	$219,952
Total benefits and expenses	331,751	122,886	388,581	65,421
Income (loss) from operations before income taxes	(26,069)	156,249	(119,779)	154,531
Net income (loss)	$(21,302)	$131,914	$(104,826)	$167,431

	Three months ended
	March 31	June 30	September 30	December 31

	(in thousands)
2014
Total revenues	$311,249	$309,786	$308,006	$311,187
Total benefits and expenses	216,896	242,370	197,204	324,387
Income from operations before income taxes	94,353	67,416	110,802	(13,200)
Net income	$77,498	$57,431	$96,037	$19,801
Results for the fourth quarter of 2014 include a pre-tax expense of $9 million, of which $5 million related to the third quarter of 2014, related to an out-of-period adjustment recorded by the Company primarily due to additional DAC amortization related to the overstatement of reinsured reserves in prior periods.
 In 2015, the Company identified and recorded additional out of period adjustments of $5 million impacting the third quarter of 2014, primarily reflecting a benefit from the release of reserves related to certain variable annuities products with optional living benefit guarantees.
Management has evaluated the impact of all out-of-period adjustments in 2014 and 2015, both individually and in the aggregate, and concluded that they are not material to the current quarter or to any previously reported quarterly or annual financial statements.