Form 10-Q
period 2016-03-31
PRUDENTIAL ANNUITIES LIFE ASSURANCE CORP/CT
filed 2016-05-12
CIK 881453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 12, 2016, 25,000 shares of the registrant’s Common Stock (par value $100) consisting of 100 voting shares and 24,900 non-voting shares, were outstanding. As of such date, Prudential Annuities, Inc., an indirect wholly-owned subsidiary of Prudential Financial, Inc., a New Jersey corporation, owned all of the Registrant’s Common Stock.
Prudential Annuities Life Assurance Corporation meets the conditions set forth in General Instruction (H) (1) (a) and (b) on Form 10-Q and
is therefore filing this Form 10-Q in the reduced disclosure format.

FORWARD LOOKING STATEMENTS
Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Prudential Annuities Life Assurance Corporation. There can be no assurance that future developments affecting Prudential Annuities Life Assurance Corporation will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial markets; (2) the availability and cost of additional debt or equity capital or external financing for our operations; (3) interest rate fluctuations or prolonged periods of low interest rates; (4) the degree to which we choose not to hedge risks, or the potential ineffectiveness or insufficiency of hedging or risk management strategies we do implement; (5) reestimates of our reserves for future policy benefits and claims; (6) differences between actual experience regarding mortality, morbidity, persistency, utilization, interest rates, or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (7) changes in our assumptions related to deferred policy acquisition costs or value of business acquired; (8) changes in our financial strength or credit ratings; (9) investment losses, defaults and counterparty non-performance; (10) competition in our product lines and for personnel; (11) changes in tax law; (12) regulatory or legislative changes, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the U.S. Department of Labor's fiduciary rules; (13) inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (14) adverse determinations in litigation or regulatory matters, and our exposure to contingent liabilities, including related to the remediation of certain securities lending activities administered by Prudential Financial, Inc.; (15) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (16) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (17) interruption in telecommunication, information technology or other operational systems or failure to maintain the security, confidentiality or privacy of sensitive data on such systems; (18) changes in statutory or U.S. GAAP accounting principles, practices or policies; and (19) possible difficulties in executing, integrating and realizing projected results of acquisitions, divestitures and restructurings. Prudential Annuities Life Assurance Corporation does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2015 for discussion of certain risks relating to our business and investment in our securities.

PART I - Financial Information
Item 1. Financial Statements

Prudential Annuities Life Assurance Corporation
Unaudited Interim Statements of Financial Position
March 31, 2016 and December 31, 2015 (in thousands, except share amounts)

	March 31, 2016	December 31, 2015
ASSETS
Fixed maturities, available-for-sale, at fair value (amortized cost, 2016: $2,521,513; 2015: $2,433,626)	$2,653,708	$2,524,272
Trading account assets, at fair value	7,331	5,653
Equity securities, available-for-sale, at fair value (cost, 2016: $14; 2015: $14)	18	17
Commercial mortgage and other loans	446,620	438,172
Policy loans	13,094	13,054
Short-term investments	764	158,227
Other long-term investments	221,301	182,157
Total investments	3,342,836	3,321,552
Cash and cash equivalents	106,478	536
Deferred policy acquisition costs	536,943	749,302
Accrued investment income	27,028	22,615
Reinsurance recoverables	3,776,339	3,088,328
Value of business acquired	30,184	33,640
Deferred sales inducements	327,494	452,752
Receivables from parent and affiliates	49,087	212,696
Other assets	104,486	123,158
Separate account assets	38,392,917	39,250,159
TOTAL ASSETS	$46,693,792	$47,254,738
LIABILITIES AND EQUITY
LIABILITIES
Policyholders’ account balances	$2,422,041	$2,416,125
Future policy benefits	4,294,804	3,578,662
Payables to parent and affiliates	47,589	275,737
Cash collateral for loaned securities	3,683	10,568
Income taxes	196,710	274,951
Short-term debt	0	1,000
Other liabilities	113,806	100,618
Separate account liabilities	38,392,917	39,250,159
Total Liabilities	45,471,550	45,907,820
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 6)
EQUITY
Common stock, ($100 par value; 25,000 shares authorized, issued and outstanding)	2,500	2,500
Additional paid-in capital	901,422	901,422
Retained earnings	254,165	396,830
Accumulated other comprehensive income	64,155	46,166
Total Equity	1,222,242	1,346,918
TOTAL LIABILITIES AND EQUITY	$46,693,792	$47,254,738
See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation
Unaudited Interim Statements of Operations and Comprehensive Income (Loss)
Three Months Ended March 31, 2016 and 2015 (in thousands)

	Three Months Ended March 31,
	2016	2015
REVENUES
Premiums	$5,490	$9,192
Policy charges and fee income	149,506	191,383
Net investment income	33,010	37,589
Asset administration fees and other income	27,331	54,043
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(3,755)	(25)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income (loss)	1,818	16
Other realized investment gains (losses), net	(12,305)	13,484
Total realized investment gains (losses), net	(14,242)	13,475
Total revenues	201,095	305,682
BENEFITS AND EXPENSES
Policyholders’ benefits	23,676	11,989
Interest credited to policyholders’ account balances	131,659	91,630
Amortization of deferred policy acquisition costs	207,476	141,060
General, administrative and other expenses	66,779	87,072
Total benefits and expenses	429,590	331,751
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	(228,495)	(26,069)
Income tax expense (benefit)	(85,830)	(4,767)
NET INCOME (LOSS)	(142,665)	(21,302)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	28	(59)
Net unrealized investment gains (losses):
Unrealized investment gains (losses) for the period	25,501	14,793
Reclassification adjustment for (gains) losses included in net income	2,146	(1,862)
Net unrealized investment gains (losses)	27,647	12,931
Other comprehensive income (loss), before tax:	27,675	12,872
Less: Income tax expense (benefit) related to other comprehensive income (loss)
Foreign currency translation adjustments	10	(21)
Net unrealized investment gains (losses)	9,676	4,526
Total	9,686	4,505
Other comprehensive income (loss), net of tax	17,989	8,367
COMPREHENSIVE INCOME (LOSS)	$(124,676)	$(12,935)

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation
Unaudited Interim Statements of Equity
Three Months Ended March 31, 2016 and 2015 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2015	$2,500	$901,422	$396,830	$46,166	$1,346,918
Comprehensive income:
Net income (loss)	0	0	(142,665)	0	(142,665)
Other comprehensive income (loss), net of tax	0	0	0	17,989	17,989
Total comprehensive income (loss)					(124,676)
Balance, March 31, 2016	$2,500	$901,422	$254,165	$64,155	$1,222,242

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2014	$2,500	$901,422	$673,613	$84,622	$1,662,157
Comprehensive income:
Net income (loss)	0	0	(21,302)	0	(21,302)
Other comprehensive income (loss), net of tax	0	0	0	8,367	8,367
Total comprehensive income (loss)					(12,935)
Balance, March 31, 2015	$2,500	$901,422	$652,311	$92,989	$1,649,222

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation
Unaudited Interim Statements of Cash Flows
Three Months Ended March 31, 2016 and 2015 (in thousands)

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(142,665)	$(21,302)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Policy charges and fee income	102	539
Realized investment (gains) losses, net	14,242	(13,475)
Depreciation and amortization	1,819	32,888
Interest credited to policyholders’ account balances	131,659	91,630
Change in:
Future policy benefits	64,852	57,356
Accrued investment income	(4,413)	(2,783)
Net receivable from/payable to parent and affiliates	(64,504)	(2,451)
Deferred sales inducements	(8)	(724)
Deferred policy acquisition costs	207,158	140,554
Income taxes	(87,927)	4,495
Reinsurance recoverables	(69,025)	(67,013)
Bonus reserve	0	(30,029)
Derivatives, net	(6,366)	(4,092)
Deferred loss on reinsurance	4,445	0
Other, net	(13,642)	(3,914)
Cash flows from operating activities	$35,727	$181,679
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	$74,705	$155,652
Commercial mortgage and other loans	5,582	5,890
Trading account assets	540	1,799
Policy loans	227	179
Other long-term investments	415	883
Short-term investments	702,478	478,691
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(148,237)	(78,468)
Commercial mortgage and other loans	(14,184)	(1,492)
Trading account assets	(300)	(1,577)
Policy loans	(109)	(38)
Other long-term investments	(2,156)	274
Short-term investments	(545,014)	(523,304)
Notes receivable from parent and affiliates, net	1,941	274
Derivatives, net	1	30
Other, net	149	158
Cash flows from investing activities	$76,038	$38,951
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash collateral for loaned securities	(6,885)	3,847
Net decrease in short-term borrowing	(1,000)	(30,347)
Drafts outstanding	2,584	10,021

Policyholders’ account balances
Deposits	412,276	250,594
Withdrawals	(412,798)	(439,124)
Cash flows used in financing activities	$(5,823)	$(205,009)
NET INCREASE IN CASH AND CASH EQUIVALENTS	105,942	15,621
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	536	594
CASH AND CASH EQUIVALENTS, END OF PERIOD	$106,478	$16,215

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

On August 31, 2013, the Company redomesticated from Connecticut to Arizona. As a result of the redomestication, the Company is now an Arizona insurance company and its principal insurance regulatory authority is the Arizona Department of Insurance. Additionally, the Company is now domiciled in the same jurisdiction as the primary reinsurer of the Company’s living benefits, Pruco Reinsurance, Ltd. (“Pruco Re”), which is also regulated by the Arizona Department of Insurance. This change enabled the Company to claim statutory reserve credit for business ceded to Pruco Re without the need for Pruco Re to collateralize its obligations under the reinsurance agreement.

As disclosed in Note 1 to the Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, the Company surrendered its New York license effective as of December 31, 2015, and reinsured the majority of its New York business to an affiliate, The Prudential lnsurance Company of America (“Prudential Insurance”). The license surrender relieves the Company of the requirement to hold New York statutory reserves on its business in excess of the statutory reserves required by its domiciliary regulator, the Arizona Department of Insurance. For the small portion of New York business retained by the Company, a custodial account has been established to hold collateral assets in an amount equal to a percentage of the reserves associated with such business, as calculated in accordance with PALAC's New York Regulation 109 Plan approved by the New York Department of Financial Services.

Effective April 1, 2016, the Company recaptured the risks related to its variable annuity living benefit riders that were previously reinsured to Pruco Re. In addition, the Company reinsured variable annuity base contracts, along with the living benefit riders, from Pruco Life Insurance Company, excluding the Pruco Life Insurance Company of New Jersey business which was reinsured to Prudential Insurance. This reinsurance agreement covers new and in force business and excludes business reinsured externally. The product risks related to the reinsured business are being managed in the Company. In addition, the living benefit hedging program related to the reinsured living benefit riders will be managed within the Company.

Basis of Presentation

The Unaudited Interim Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) on a basis consistent with reporting interim financial information in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”).

In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations have been made. All such adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

The most significant estimates include those used in determining deferred policy acquisition costs ("DAC") and related amortization; value of business acquired ("VOBA") and its amortization; amortization of deferred sales inducements ("DSI"); measurement of goodwill and any related impairments; valuation of investments including derivatives and the recognition of other-than-temporary impairments (“OTTI”); future policy benefits including guarantees; pension and other postretirement benefits; provision for income taxes and valuation of deferred tax assets; and accruals for contingent liabilities, including estimates for losses in connection with unresolved legal matters.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

2.    SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

This section supplements, and should be read in conjunction with, Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Adoption of New Accounting Pronouncements

In May 2015, the Financial Accounting Standards Board (“FASB”) issued guidance (Accounting Standards Update (“ASU”) 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)) to remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The new guidance became effective for annual periods and interim periods within those annual periods that began after December 15, 2015, and was applied retrospectively. Adoption of the guidance did not have a significant effect on the Company’s financial statement disclosures. See Note 4.

In August 2014, the FASB issued updated guidance (ASU 2014-14, Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure) requiring that mortgage loans be derecognized and that a separate other receivable be recognized upon foreclosure if certain conditions are met. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The new guidance became effective for annual periods and interim periods within those annual periods that began after December 15, 2014 and was applied prospectively. Adoption of the guidance did not have a significant effect on the Company’s financial position, results of operations or financial statement disclosures.

In August 2014, the FASB issued updated guidance (ASU 2014-13, Consolidation (Topic 810): Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity) for measuring the financial assets and the financial liabilities of a consolidated collateralized financing entity. Under the guidance, an entity within scope is permitted to measure both the financial assets and financial liabilities of a consolidated collateralized financing entity based on either the fair value of the financial assets or the financial liabilities, whichever is more observable. If adopted, the guidance eliminates the measurement difference that exists when both are measured at fair value. The Company adopted the updated guidance effective January 1, 2016, and applied the modified retrospective method of adoption. Adoption of the updated guidance did not have a significant effect on the Company’s financial position, results of operations or financial statement disclosures.

In June 2014, the FASB issued updated guidance (ASU 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures) that requires repurchase-to-maturity transactions to be accounted for as secured borrowings and eliminates existing guidance for repurchase financings. The guidance also requires new disclosures for certain transactions accounted for as secured borrowings and for transfers accounted for as sales when the transferor also retains substantially all of the exposure to the economic return on the transferred financial assets. Accounting changes and new disclosures for transfers accounted for as sales under the new guidance were effective for the first interim or annual period beginning after December 15, 2014 and did not have a significant effect on the Company's financial position, results of operations or financial statement disclosures. Disclosures for certain transactions accounted for as secured borrowings were effective for interim periods beginning after March 15, 2015 and are included in Note 3.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements

In April 2014, the FASB issued updated guidance (ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity) that changes the criteria for reporting discontinued operations and introduces new disclosures. The new guidance became effective for new disposals and new classifications of disposal groups as held for sale that occur within annual periods that began on or after December 15, 2014, and interim periods within those annual periods. Adoption of the guidance did not have a significant effect on the Company’s financial position, results of operations or financial statement disclosures.

In January 2014, the FASB issued updated guidance (ASU 2014-04, Receivables-Troubled Debt Restructuring by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure) for troubled debt restructurings clarifying when an in-substance repossession or foreclosure occurs, and when a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. The new guidance became effective for annual periods and interim periods within those annual periods that began after December 15, 2014, and was applied prospectively. Adoption of the guidance did not have a significant effect on the Company’s financial position, results of operations or financial statement disclosures.

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

In January 2016, the FASB issued updated guidance (ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities) on the recognition and measurement of financial assets and financial liabilities. The guidance revises an entity’s accounting related to the classification and measurement of certain equity investments and the presentation of certain fair value changes for financial liabilities measured at fair value. The guidance also amends certain disclosure requirements associated with the fair value of financial instruments. The new guidance is effective for annual periods and interim reporting periods within those annual periods beginning after December 15, 2017. Early adoption is not permitted except for the provisions related to the presentation of certain fair value changes for financial liabilities measured at fair value. The Company is currently assessing the impact of the guidance on the Company’s financial position, results of operations and financial statement disclosures.

In February 2016, the FASB issued guidance (ASU 2016-02, Leases (Topic 842)) that ensures assets and liabilities from all outstanding lease contracts are recognized on balance sheet (with limited exception). The guidance substantially changes a Lessee’s accounting for leases and requires the recording on balance sheet of a “right-of-use” asset and liability to make lease payments for most leases. A Lessee will continue to recognize expense in its income statement in a manner similar to the requirements under the current lease accounting guidance. For Lessors, the guidance modifies classification criteria and accounting for sales-type and direct financing leases and requires a Lessor to derecognize the carrying value of the leased asset that is considered to have been transferred to a Lessee and record a lease receivable and residual asset (“receivable and residual” approach). The guidance also eliminates the real estate specific provisions of the current guidance (i.e., sale-leaseback). The amendments are effective for financial statements issued for annual reporting periods beginning after December 15, 2018, and for interim periods within those annual periods, with early adoption permitted. The Company is currently assessing the impact of the guidance on the Company’s financial position, results of operations and financial statement disclosures.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements

In March 2016, the FASB issued guidance (ASU 2016-07, Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting) to simplify the transition to equity method when an investment qualifies for use of the equity method as a result of an increase in the level of ownership or degree of influence. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The amendments are effective for financial statements issued for annual reporting periods beginning after December 15, 2016, and for interim periods within those annual periods. The Company is currently assessing the impact of the guidance on the Company’s financial position, results of operations and financial statement disclosures.

3.    INVESTMENTS

Fixed Maturities and Equity Securities

The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) as of the dates indicated:

	March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(3)
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$18,175	$231	$0	$18,406	$0
Obligations of U.S. states and their political subdivisions	23,567	1,020	0	24,587	0
Foreign government bonds	42,886	6,771	10	49,647	0
Public utilities	202,972	21,631	2,092	222,511	0
Redeemable preferred stock	16,000	720	0	16,720	0
All other U.S. public corporate securities	797,603	65,416	5,010	858,009	31
All other U.S. private corporate securities	505,153	32,605	5,230	532,528	(660)
All other foreign public corporate securities	125,408	4,323	34	129,697	0
All other foreign private corporate securities	232,411	3,515	12,377	223,549	0
Asset-backed securities(1)	162,166	2,000	1,638	162,528	(34)
Commercial mortgage-backed securities	270,865	14,242	4	285,103	0
Residential mortgage-backed securities(2)	124,307	6,125	9	130,423	(6)
Total fixed maturities, available-for-sale	$2,521,513	$158,599	$26,404	$2,653,708	$(669)
Equity securities, available-for-sale
Common Stocks:
Public utilities	$0	$0	$0	$0
Mutual funds	14	4	0	18
Total equity securities, available-for-sale	$14	$4	$0	$18

(1)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

(3)
Represents the amount of OTTI losses in Accumulated Other Comprehensive Income ("AOCI"), which were not included in earnings. Amount excludes $(0.8) million of net unrealized losses on impaired available-for-sale securities relating to changes in the value of such securities subsequent to the impairment measurement date.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(3)
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$12,233	$28	$107	$12,154	$0
Obligations of U.S. states and their political subdivisions	20,116	474	378	20,212	0
Foreign government bonds	43,188	6,123	28	49,283	0
Public utilities	203,803	15,969	4,263	215,509	0
All other U.S. public corporate securities	818,627	52,866	7,717	863,776	0
All other U.S. private corporate securities	494,640	30,996	4,407	521,229	0
All other foreign public corporate securities	132,414	3,781	608	135,587	0
All other foreign private corporate securities	219,009	2,487	15,842	205,654	0
Asset-backed securities(1)	149,196	2,786	692	151,290	(35)
Commercial mortgage-backed securities	211,429	4,963	652	215,740	0
Residential mortgage-backed securities(2)	128,971	4,886	19	133,838	(7)
Total fixed maturities, available-for-sale	$2,433,626	$125,359	$34,713	$2,524,272	$(42)
Equity securities, available-for-sale
Common Stocks:
Public utilities	$0	$0	$0	$0
Mutual funds	14	3	0	17
Total equity securities, available-for-sale	$14	$3	$0	$17

(1)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

(3)
Represents the amount of OTTI losses in AOCI, which were not included in earnings. Amount excludes $0.1 million of net unrealized gains on impaired available-for-sale securities relating to changes in the value of such securities subsequent to the impairment measurement date.

The amortized cost and fair value of fixed maturities by contractual maturities at March 31, 2016, are as follows:

	Available-for-Sale
	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$447,470	$449,492
Due after one year through five years	637,263	662,980
Due after five years through ten years	491,903	530,852
Due after ten years	387,539	432,330
Asset-backed securities	162,166	162,528
Commercial mortgage-backed securities	270,865	285,103
Residential mortgage-backed securities	124,307	130,423
Total	$2,521,513	$2,653,708

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

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements

The following table depicts the sources of fixed maturity and equity security proceeds and related investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Fixed maturities, available-for-sale
Proceeds from sales	$30,474	$4,736
Proceeds from maturities/repayments	45,601	157,146
Gross investment gains from sales, prepayments and maturities	86	1,902
Gross investment losses from sales and maturities	(295)	(31)
Equity securities, available-for-sale
Proceeds from sales	$0	$0
Gross investment gains from sales	0	0
Gross investment losses from sales	0	0
Fixed maturity and equity security impairments
Net writedowns for OTTI losses on fixed maturities recognized in earnings(1)	$(1,937)	$(9)
Writedowns for impairments on equity securities	0	0

(1)
Excludes the portion of OTTI recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of the impairment.

As discussed in Note 2 to the Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, a portion of certain OTTI losses on fixed maturity securities is recognized in “Other comprehensive income (loss)" (“OCI”). For these securities, the net amount recognized in earnings (“credit loss impairments”) represents the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. Any remaining difference between the fair value and amortized cost is recognized in OCI. The following table sets forth the amount of pre-tax credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts.

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Balance, beginning of period	$86	$93
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(3)	(5)
Credit loss impairment recognized in the current period on securities not previously impaired	1,189	0
Additional credit loss impairments recognized in the current period on securities previously impaired	0	9
Increases due to the passage of time on previously recorded credit losses	0	0
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(1)	(3)
Balance, end of period	$1,271	$94

Trading Account Assets

The following table sets forth the composition of “Trading account assets” as of the dates indicated:

	March 31, 2016		December 31, 2015
	Cost	Fair Value	Cost	Fair Value
	(in thousands)
Total trading account assets—Equity securities	$5,470	$7,331	$5,618	$5,653

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements

The net change in unrealized gains (losses) from trading account assets still held at period end, recorded within “Asset administration fees and other income,” was $1.8 million and less than $(0.1) million for the three months ended March 31, 2016 and 2015, respectively.

Commercial Mortgage and Other Loans

The Company’s commercial mortgage and other loans are comprised as follows, as of the dates indicated:

	March 31, 2016		December 31, 2015
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage and agricultural property loans by property type:
Apartments/Multi-Family	$139,790	31.5%	$136,190	31.2%
Industrial	63,037	14.2	58,621	13.5
Retail	66,848	15.0	67,358	15.5
Office	99,247	22.3	100,357	23.0
Other	21,947	4.9	18,660	4.3
Hospitality	4,933	1.1	4,963	1.1
Total commercial mortgage loans	395,802	89.0	386,149	88.6
Agricultural property loans	48,727	11.0	49,926	11.4
Total commercial mortgage and agricultural property loans by property type	444,529	100.0%	436,075	100.0%
Valuation allowance	(649)		(643)
Total net commercial mortgage and agricultural property loans by property type	443,880		435,432
Other Loans
Uncollateralized loans	2,740		2,740
Valuation allowance	0		0
Total net other loans	2,740		2,740
Total commercial mortgage and other loans	$446,620		$438,172

The commercial mortgage and agricultural property loans are geographically dispersed throughout the United States (with the largest concentrations in California (23%), New York (11%) and Texas (7%)) and include loans secured by properties in Europe and Australia at March 31, 2016.

Activity in the allowance for credit losses for all commercial mortgage and other loans, as of the dates indicated, is as follows:

	March 31, 2016
	Commercial Mortgage Loans	Agricultural Property Loans	Uncollateralized Loans	Total
	(in thousands)
Allowance for credit losses, beginning of year	$622	$21	$0	$643
Addition to (release of) allowance for losses	17	(11)	0	6
Charge-offs, net of recoveries	0	0	0	0
Total ending balance	$639	$10	$0	$649

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements

	December 31, 2015
	Commercial Mortgage Loans	Agricultural Property Loans	Uncollateralized Loans	Total
	(in thousands)
Allowance for credit losses, beginning of year	$455	$27	$0	$482
Addition to (release of) allowance for losses	167	(6)	0	161
Charge-offs, net of recoveries	0	0	0	0
Total ending balance	$622	$21	$0	$643

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans as of the dates indicated:

	March 31, 2016
	Commercial Mortgage Loans	Agricultural Property Loans	Uncollateralized Loans	Total
	(in thousands)
Allowance for Credit Losses:
Individually evaluated for impairment	$0	$0	$0	$0
Collectively evaluated for impairment	639	10	0	649
Loans acquired with deteriorated credit quality	0	0	0	0
Total ending balance	$639	$10	$0	$649

Recorded Investment(1):
Gross of reserves: individually evaluated for impairment	$0	$0	$0	$0
Gross of reserves: collectively evaluated for impairment	395,802	48,727	2,740	447,269
Gross of reserves: loans acquired with deteriorated credit quality	0	0	0	0
Total ending balance, gross of reserves	$395,802	$48,727	$2,740	$447,269

(1)	Recorded investment reflects the carrying value gross of related allowance.

	December 31, 2015
	Commercial Mortgage Loans	Agricultural Property Loans	Uncollateralized Loans	Total
	(in thousands)
Allowance for Credit Losses:
Individually evaluated for impairment	$0	$0	$0	$0
Collectively evaluated for impairment	622	21	0	643
Loans acquired with deteriorated credit quality	0	0	0	0
Total ending balance	$622	$21	$0	$643

Recorded Investment(1):
Gross of reserves: individually evaluated for impairment	$0	$0	$0	$0
Gross of reserves: collectively evaluated for impairment	386,149	49,926	2,740	438,815
Gross of reserves: loans acquired with deteriorated credit quality	0	0	0	0
Total ending balance, gross of reserves	$386,149	$49,926	$2,740	$438,815

(1)	Recorded investment reflects the carrying value gross of related allowance.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements

Impaired loans include those loans for which it is probable that all amounts due will not be collected according to the contractual terms of the loan agreement. Impaired commercial mortgage and other loans identified in management's specific review of probable loan losses and the related allowance for losses, as of the dates indicated, are as follows:

	March 31, 2016
	Recorded Investment(1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment Before Allowance(2)	Interest Income Recognized(3)
	(in thousands)
With no related allowance recorded	$0	$0	$0	$0	$0
With an allowance recorded	0	0	0	0	0
Total	$0	$0	$0	$0	$0

(1)	Recorded investment reflects the carrying value gross of related allowance.

(2)	Average recorded investment represents the average of the beginning-of-period and end-of-period balances.

(3)	The interest income recognized is for the year-to-date income regardless of when the impairments occurred.

	December 31, 2015
	Recorded Investment(1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment Before Allowance(2)	Interest Income Recognized(3)
	(in thousands)
With no related allowance recorded	$0	$0	0	$0	$0
With an allowance recorded	0	0	0	0	0
Total	$0	$0	0	$0	$0

(1)	Recorded investment reflects the carrying value gross of related allowance.

(2)	Average recorded investment represents the average of the beginning-of-period and all subsequent quarterly end-of-period balances.

(3)	The interest income recognized is for the year-to-date income regardless of when the impairments occurred.

The following tables set forth certain key credit quality indicators based upon the recorded investment gross of allowance for credit losses as of the dates indicated:

	Debt Service Coverage Ratio - March 31, 2016
	Greater than 1.2X	1.0X to <1.2X	Less than 1.0X	Total
	(in thousands)
Loan-to-Value Ratio
0%-59.99%	$304,569	$4,628	$907	$310,104
60%-69.99%	98,855	0	0	98,855
70%-79.99%	34,164	1,406	0	35,570
Greater than 80%	0	0	0	0
Total commercial mortgage and agricultural property loans	$437,588	$6,034	$907	$444,529

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements

	Debt Service Coverage Ratio - December 31, 2015
	Greater than 1.2X	1.0X to <1.2X	Less than 1.0X	Total
	(in thousands)
Loan-to-Value Ratio
0%-59.99%	$303,215	$9,073	$992	$313,280
60%-69.99%	95,977	0	0	95,977
70%-79.99%	25,401	1,417	0	26,818
Greater than 80%	0	0	0	0
Total commercial mortgage and agricultural property loans	$424,593	$10,490	$992	$436,075

The following tables provide an aging of past due commercial mortgage and other loans as of the dates indicated, based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage loans on non-accrual status as of the dates indicated.

	March 31, 2016
	Current	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Commercial Mortgage and Other Loans	Non-Accrual Status
	(in thousands)
Commercial mortgage loans	$395,802	$0	$0	$0	$395,802	$0
Agricultural property loans	48,727	0	0	0	48,727	0
Uncollateralized loans	2,740	0	0	0	2,740	0
Total	$447,269	$0	$0	$0	$447,269	$0

	December 31, 2015
	Current	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Commercial Mortgage and Other Loans	Non-Accrual Status
	(in thousands)
Commercial mortgage loans	$386,149	$0	$0	$0	$386,149	$0
Agricultural property loans	49,926	0	0	0	49,926	0
Uncollateralized loans	2,740	0	0	0	2,740	0
Total	$438,815	$0	$0	$0	$438,815	$0

See Note 2 to the Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 for further discussion regarding non-accrual status loans.

For the three months ended March 31, 2016 and 2015, there were no commercial mortgage and other loans acquired, other than those through direct origination, nor were there any commercial mortgage and other loans sold.

The Company’s commercial mortgage and other loans may occasionally be involved in a troubled debt restructuring. As of both March 31, 2016 and December 31, 2015, the Company had no significant commitments to borrowers that have been involved in a troubled debt restructuring. For the three months ended March 31, 2016 and 2015, there were no new troubled debt restructurings related to commercial mortgage and other loans and no payment defaults on commercial mortgage and other loans that were modified as a troubled debt restructuring within the twelve months preceding. For additional information relating to the accounting for troubled debt restructurings, see Note 2 to the Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

As of both March 31, 2016 and December 31, 2015, the Company did not have any foreclosed residential real estate property.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements

Net Investment Income

Net investment income for the three months ended March 31, 2016 and 2015, was from the following sources:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Fixed maturities, available-for-sale	$29,070	$30,782
Trading account assets	2	2
Commercial mortgage and other loans	4,896	5,236
Policy loans	110	130
Short-term investments	204	44
Other long-term investments	114	2,795
Gross investment income	34,396	38,989
Less: investment expenses	(1,386)	(1,400)
Net investment income	$33,010	$37,589

Realized Investment Gains (Losses), Net

Realized investment gains (losses), net, for the three months ended March 31, 2016 and 2015, were from the following sources:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Fixed maturities	$(2,146)	$1,862
Equity securities	0	0
Commercial mortgage and other loans	(6)	75
Derivatives	(11,610)	11,538
Other long-term investments	(480)	0
Realized investment gains (losses), net	$(14,242)	$13,475

Accumulated Other Comprehensive Income (Loss)

The balance of and changes in each component of “Accumulated other comprehensive income (loss)” for the three months ended March 31, 2016 and 2015 are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2015	$(65)	$46,231	$46,166
Change in OCI before reclassifications	28	25,501	25,529
Amounts reclassified from AOCI	0	2,146	2,146
Income tax benefit (expense)	(10)	(9,676)	(9,686)
Balance, March 31, 2016	$(47)	$64,202	$64,155

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2014	$(30)	$84,652	$84,622
Change in OCI before reclassifications	(59)	14,793	14,734
Amounts reclassified from AOCI	0	(1,862)	(1,862)
Income tax benefit (expense)	21	(4,526)	(4,505)
Balance, March 31, 2015	$(68)	$93,057	$92,989

(1)
Includes cash flow hedges of $10.7 million and $14.8 million as of March 31, 2016 and December 31, 2015, respectively, and $13.0 million and $5.0 million as of March 31, 2015 and December 31, 2014, respectively.

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
	(in thousands)
Amounts reclassified from AOCI(1)(2):
Net unrealized investment gains (losses):
Cash flow hedges—Currency/ Interest rate(3)	$391	$232
Net unrealized investment gains (losses) on available-for-sale securities	(2,537)	1,630
Total net unrealized investment gains (losses)(4)	(2,146)	1,862
Total reclassifications for the period	$(2,146)	$1,862

(1)	All amounts are shown before tax.

(2)	Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.

(3)	See Note 5 for additional information on cash flow hedges.

(4)	See table below for additional information on unrealized investment gains (losses), including the impact on deferred policy acquisition costs and other costs and future policy benefits.

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

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements

Net Unrealized Investment Gains and Losses on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	DAC and Other Costs	Future Policy Benefits	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2015	$9	$(3)	$0	$14	$20
Net investment gains (losses) on investments arising during the period	(3)	0	0	1	(2)
Reclassification adjustment for (gains) losses included in net income	(1)	0	0	0	(1)
Reclassification adjustment for (gains) losses excluded from net income(1)	(1,497)	0	0	524	(973)
Impact of net unrealized investment (gains) losses on DAC and other costs	0	441	0	(154)	287
Impact of net unrealized investment (gains) losses on future policy benefits	0	0	66	(23)	43
Balance, March 31, 2016	$(1,492)	$438	$66	$362	$(626)

(1)	Represents "transfers in" related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

All Other Net Unrealized Investment Gains and Losses in AOCI

	Net Unrealized Gains (Losses) on Investments(2)	DAC and Other Costs	Future Policy Benefits	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2015	$107,451	$(30,465)	$(4,596)	$(26,179)	$46,211
Net investment gains (losses) on investments arising during the period	35,245	0	0	(12,335)	22,910
Reclassification adjustment for (gains) losses included in net income	2,147	0	0	(751)	1,396
Reclassification adjustment for (gains) losses excluded from net income(1)	1,497	0	0	(524)	973
Impact of net unrealized investment (gains) losses on DAC and other costs	0	(8,921)	0	3,122	(5,799)
Impact of net unrealized investment (gains) losses on future policy benefits	0	0	(1,327)	464	(863)
Balance, March 31, 2016	$146,340	$(39,386)	$(5,923)	$(36,203)	$64,828

(1)	Represents "transfers out" related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

(2)	Includes cash flow hedges. See Note 5 for information on cash flow hedges.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements

Net Unrealized Gains (Losses) on Investments by Asset Class

The table below presents net unrealized gains (losses) on investments by asset class as of the dates indicated:

	March 31, 2016	December 31, 2015
	(in thousands)
Fixed maturity securities on which an OTTI loss has been recognized	$(1,492)	$9
Fixed maturity securities, available-for-sale—all other	133,687	90,637
Equity securities, available-for-sale	4	3
Affiliated notes	1,630	1,660
Derivatives designated as cash flow hedges (1)	10,664	14,847
Other investments	355	304
Net unrealized gains (losses) on investments	$144,848	$107,460

(1)	See Note 5 for more information on cash flow hedges.

Duration of Gross Unrealized Loss Positions for Fixed Maturities and Equity Securities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities and equity securities have been in a continuous unrealized loss position, as of the dates indicated:

	March 31, 2016
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$0	$0	$0	$0	$0
Obligations of U.S. states and their political subdivisions	0	0	0	0	0	0
Foreign government bonds	6,072	10	0	0	6,072	10
Public utilities	8,393	442	15,296	1,650	23,689	2,092
All other U.S. public corporate securities	52,075	4,182	37,953	828	90,028	5,010
All other U.S. private corporate securities	65,504	4,935	1,772	295	67,276	5,230
All other foreign public corporate securities	13,602	34	0	0	13,602	34
All other foreign private corporate securities	33,779	3,137	88,232	9,240	122,011	12,377
Asset-backed securities	66,304	1,336	26,332	302	92,636	1,638
Commercial mortgage-backed securities	197	1	661	3	858	4
Residential mortgage-backed securities	256	9	0	0	256	9
Total	$246,182	$14,086	$170,246	$12,318	$416,428	$26,404
Equity securities, available-for-sale	$0	$0	$0	$0	$0	$0

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements

	December 31, 2015
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$8,480	$107	$0	$0	$8,480	$107
Obligations of U.S. states and their political subdivisions	6,887	378	0	0	6,887	378
Foreign government bonds	13,616	28	0	0	13,616	28
Public utilities	49,104	1,421	14,217	2,842	63,321	4,263
All other U.S. public corporate securities	207,578	6,297	29,828	1,420	237,406	7,717
All other U.S. private corporate securities	84,318	4,020	3,550	387	87,868	4,407
All other foreign public corporate securities	76,573	608	0	0	76,573	608
All other foreign private corporate securities	38,047	1,972	85,341	13,870	123,388	15,842
Asset-backed securities	50,195	430	26,359	262	76,554	692
Commercial mortgage-backed securities	55,065	642	833	10	55,898	652
Residential mortgage-backed securities	2,141	19	0	0	2,141	19
Total	$592,004	$15,922	$160,128	$18,791	$752,132	$34,713
Equity securities, available-for-sale	$0	$0	$0	$0	$0	$0

The gross unrealized losses on fixed maturity securities as of March 31, 2016 and December 31, 2015, are composed of $12.6 million and $22.6 million, respectively, related to high or highest quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $13.8 million and $12.1 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of March 31, 2016, the $12.3 million of gross unrealized losses of twelve months or more were concentrated in the consumer non-cyclical, capital goods, finance and utility sectors of the Company’s corporate securities. As of December 31, 2015, the $18.8 million of gross unrealized losses of twelve months or more were concentrated in consumer non-cyclical, capital goods, utility and finance sectors of the Company’s corporate securities. In accordance with its policy described in Note 2 to the Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, the Company concluded that an adjustment to earnings for OTTI for these securities was not warranted at March 31, 2016 or December 31, 2015. These conclusions are based on a detailed analysis of the underlying credit and cash flows on each security. The gross unrealized losses are primarily attributable to a decrease in interest rates, general credit spread tightening and foreign currency exchange rate movements. As of March 31, 2016, the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

Securities Lending and Repurchase Agreements

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. As of March 31, 2016 and December 31, 2015, the Company had $3.7 million and $10.6 million, respectively, of securities lending transactions recorded as "Cash collateral for loaned securities," all of which were corporate securities. The remaining contractual maturity of all securities lending transactions is overnight and continuous. As of both March 31, 2016 and December 31, 2015, the Company had no repurchase transactions.

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

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements

Level 1 - Fair value is based on unadjusted quoted prices in active markets that are accessible to the Company for identical assets or liabilities. The Company’s Level 1 assets and liabilities primarily include certain cash equivalents and short-term investments and equity securities.

Level 2 - Fair value is based on significant inputs, other than quoted prices included in Level 1, that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability through corroboration with observable market data. Level 2 inputs include quoted market prices in active markets for similar assets and liabilities, quoted market prices in markets that are not active for identical or similar assets or liabilities, and other market observable inputs. The Company’s Level 2 assets and liabilities include: fixed maturities (corporate public and private bonds, most government securities, certain asset-backed and mortgage-backed securities, etc.), certain equity securities (mutual funds, which do not trade in active markets because they are not publicly available), certain commercial mortgage loans, short-term investments and certain cash equivalents, and certain over-the-counter ("OTC") derivatives.

Level 3 - Fair value is based on at least one significant unobservable input for the asset or liability. The assets and liabilities in this category may require significant judgment or estimation in determining the fair value. The Company’s Level 3 assets and liabilities primarily include: certain private fixed maturities and equity securities, certain manually priced public equity securities and fixed maturities, short-term investments, certain highly structured OTC derivative contracts and embedded derivatives resulting from certain products with guaranteed benefits.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements

Assets and Liabilities by Hierarchy Level – The tables below present the balances of assets and liabilities reported at fair value on a recurring basis, as of the dates indicated.

	As of March 31, 2016
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S Treasury securities and obligations of U.S. government authorities and agencies	$0	$18,406	$0	$0	$18,406
Obligations of U.S. states and their political subdivisions	0	24,587	0	0	24,587
Foreign government bonds	0	49,647	0	0	49,647
U.S. corporate public securities	0	931,933	15,000	0	946,933
U.S. corporate private securities	0	527,850	116,844	0	644,694
Foreign corporate public securities	0	147,034	0	0	147,034
Foreign corporate private securities	0	235,364	8,989	0	244,353
Asset-backed securities	0	99,809	62,719	0	162,528
Commercial mortgage-backed securities	0	285,103	0	0	285,103
Residential mortgage-backed securities	0	130,423	0	0	130,423
Sub total	0	2,450,156	203,552	0	2,653,708
Trading account assets:
Equity securities	5,295	0	2,036	0	7,331
Sub total	5,295	0	2,036	0	7,331
Equity securities, available-for-sale		18	0	0	18
Short-term investments	0	314	450	0	764
Cash equivalents	12,604	73,896	375	0	86,875
Other long-term investments	0	191,853	0	(38,525)	153,328
Reinsurance recoverables	0	0	3,693,262	0	3,693,262
Receivables from parent and affiliates	0	32,522	2,847	0	35,369
Sub total excluding separate account assets	17,899	2,748,759	3,902,522	(38,525)	6,630,655
Separate account assets(2)	0	38,392,917	0	0	38,392,917
Total assets	$17,899	$41,141,676	$3,902,522	$(38,525)	$45,023,572
Future policy benefits(3)	$0	$0	$3,842,607	$0	$3,842,607
Payables to parent and affiliates	0	52,818	0	(52,818)	0
Total liabilities	$0	$52,818	$3,842,607	$(52,818)	$3,842,607

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements

	As of December 31, 2015
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S Treasury securities and obligations of U.S. government authorities and agencies	$0	$12,154	$0	$0	$12,154
Obligations of U.S. states and their political subdivisions	0	20,212	0	0	20,212
Foreign government securities	0	49,283	0	0	49,283
U.S. corporate public securities	0	934,109	15,000	0	949,109
U.S. corporate private securities	0	523,298	107,777	0	631,075
Foreign corporate public securities	0	136,222	0	0	136,222
Foreign corporate private securities	0	220,818	4,531	0	225,349
Asset-backed securities	0	104,797	46,493	0	151,290
Commercial mortgage-backed securities	0	215,740	0	0	215,740
Residential mortgage-backed securities	0	133,838	0	0	133,838
Sub total	0	2,350,471	173,801	0	2,524,272
Trading account assets:
Equity securities	5,653	0	0	0	5,653
Sub total	5,653	0	0	0	5,653
Equity securities, available-for-sale	0	17	0	0	17
Short-term investments	157,257	520	450	0	158,227
Cash equivalents	0	0	225	0	225
Other long-term investments(4)	0	135,209	1,565	(21,508)	115,266
Reinsurance recoverables	0	0	3,012,653	0	3,012,653
Receivables from parent and affiliates	0	29,676	7,664	0	37,340
Sub total excluding separate account assets	162,910	2,515,893	3,196,358	(21,508)	5,853,653
Separate account assets(2)	0	39,250,159	0	0	39,250,159
Total assets	$162,910	$41,766,052	$3,196,358	$(21,508)	$45,103,812
Future policy benefits(3)	$0	$0	$3,134,077	$0	$3,134,077
Payables to parent and affiliates	0	25,277	0	(25,277)	0
Total liabilities	$0	$25,277	$3,134,077	$(25,277)	$3,134,077

(1)
“Netting” amounts represent cash collateral of $(14.3) million and $(3.8) million as of March 31, 2016 and December 31, 2015, respectively, and the impact of offsetting asset and liability positions held with the same counterparty, subject to master netting arrangements.

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

(3)
As of March 31, 2016, the net embedded derivative liability position of $3,843 million includes $19 million of embedded derivatives in an asset position and $3,862 million of embedded derivatives in a liability position. As of December 31, 2015, the net embedded derivative liability position of $3,134 million includes $34 million of embedded derivatives in an asset position and $3,168 million of embedded derivatives in a liability position.

(4)	Prior period amounts are presented on a basis consistent with the current period presentation, reflecting the adoption of ASU 2015-07.

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

Internally-developed valuations or indicative broker quotes are also used to determine fair value in circumstances where vendor pricing is not available, or where the Company ultimately concludes that pricing information received from the independent pricing services is not reflective of market activity. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may override the information with an internally developed valuation. As of March 31, 2016 and December 31, 2015 overrides on a net basis were not material. Pricing service overrides, internally-developed valuations and indicative broker quotes are generally included in Level 3 in the fair value hierarchy.

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

Equity Securities – Equity securities consist principally of investments in common and preferred stock of publicly-traded companies, privately-traded securities, as well as mutual fund shares. The fair values of most publicly traded equity securities are based on quoted market prices in active markets for identical assets and are classified within Level 1 in the fair value hierarchy. Estimated fair values for most privately traded equity securities are determined using discounted cash flow, earnings multiple and other valuation models that require a substantial level of judgment around inputs and therefore are classified within Level 3. The fair values of mutual fund shares that transact regularly (but do not trade in active markets because they are not publicly available) are based on transaction prices of identical fund shares and are classified within Level 2 in the fair value hierarchy.

Derivative Instruments – Derivatives are recorded at fair value either as assets, within “Other long-term investments” or as liabilities, within “Payables to parent and affiliates” except for embedded derivatives which are recorded with the associated host contract. The fair values of derivative contracts can be affected by changes in interest rates, foreign exchange rates, credit spreads, market volatility, expected returns, non-performance risk (“NPR”), liquidity and other factors. For derivative positions included within Level 3 of the fair value hierarchy, liquidity valuation adjustments are made to reflect the cost of exiting significant risk positions, and consider the bid-ask spread, maturity, complexity and other specific attributes of the underlying derivative position.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements

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

The vast majority of the Company’s derivative agreements are with highly rated major international financial institutions. To reflect the market’s perception of its own and the counterparty’s NPR, the Company incorporates additional spreads over London Inter-Bank Offered Rate (“LIBOR”) into the discount rate used in determining the fair value of OTC derivative assets and liabilities that are not otherwise collateralized.

Derivatives classified as Level 3 include structured products. These derivatives are valued based upon models, such as Monte Carlo simulation models and other techniques that utilize significant unobservable inputs. Level 3 methodologies are validated through periodic comparison of the Company’s fair values to external broker-dealer values. As of March 31, 2016, there were no internally valued derivatives with the fair value classified within Level 3, and all derivatives were classified within Level 2. As of December 31, 2015, there was $1.6 million of internally valued derivatives with the fair value classified within Level 3. See Note 5 for more details on the fair value of derivative instruments by primary underlying.

As discussed in Note 2, the Company adopted ASU 2015-07, effective January 1, 2016, which resulted in the exclusion of certain "Other long-term investments" from the fair value hierarchy. The guidance was required to be applied retrospectively, and therefore, prior period amounts have been revised to conform to the current period presentation. At March 31, 2016 and December 31, 2015, the fair value of these investments were $0.5 million and $0.6 million, respectively, which had been previously classified in Level 3 at December 31, 2015.

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

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements

Future Policy Benefits – The liability for future policy benefits is related to guarantees primarily associated with the living benefit features of certain variable-annuity contracts offered by the Company, including guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”), and guaranteed minimum income and withdrawal benefits (“GMIWB”), accounted for as embedded derivatives. The fair values of these liabilities are calculated as the present value of future expected benefit payments to contractholders less the present value of future rider fees attributable to the optional living benefit feature. This methodology could result in either a liability or contra-liability balance, given changing capital market conditions and various actuarial assumptions. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The determination of these risk premiums requires the use of management's judgment. The significant inputs to the valuation models for these embedded derivatives include capital market assumptions, such as interest rate levels and volatility assumptions, the Company’s market-perceived NPR, as well as actuarially determined assumptions, including contractholder behavior, such as lapse rates, benefit utilization rates, withdrawal rates and mortality rates. Since many of these assumptions are unobservable and are considered to be significant inputs to the liability valuation, the liability included in future policy benefits has been reflected within Level 3 in the fair value hierarchy.

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

Transfers between Levels 1 and 2 – Transfers between levels are made to reflect changes in observability of inputs and market activity. Transfers into or out of any level are generally reported as the value as of the beginning of the quarter in which the transfers occur for any such assets still held at the end of the quarter. Periodically there are transfers between Level 1 and Level 2 for assets held in the Company’s Separate Account. During the three months ended March 31, 2016 and 2015, there were no transfers between Level 1 and Level 2.

Level 3 Assets and Liabilities by Price Source – The tables below present the balances of Level 3 assets and liabilities measured at fair value with their corresponding pricing sources.

	As of March 31, 2016
	Internal (1)	External (2)	Total
	(in thousands)
Corporate securities(3)	$124,818	$16,015	$140,833
Asset-backed securities(4)	0	62,719	62,719
Trading account assets:
Equity securities	2,036	0	2,036
Short-term investments	450	0	450
Cash equivalents	375	0	375
Reinsurance recoverables	3,693,262	0	3,693,262
Receivables from parent and affiliates	0	2,847	2,847
Total assets	$3,820,941	$81,581	$3,902,522
Future policy benefits	$3,842,607	$0	$3,842,607
Total liabilities	$3,842,607	$0	$3,842,607

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements

	As of December 31, 2015
	Internal (1)	External (2)	Total
	(in thousands)
Corporate securities(3)	$111,295	$16,013	$127,308
Asset-backed securities(4)	0	46,493	46,493
Short-term investments	450	0	450
Cash equivalents	225	0	225
Other long-term investments(5)	1,565	0	1,565
Reinsurance recoverables	3,012,653	0	3,012,653
Receivables from parent and affiliates	0	7,664	7,664
Total assets	$3,126,188	$70,170	$3,196,358
Future policy benefits	$3,134,077	$0	$3,134,077
Total liabilities	$3,134,077	$0	$3,134,077

(1)
Represents valuations reflecting both internally-derived and market inputs as well as third-party pricing information or quotes. See below for additional information related to internally-developed valuation for significant items in the above table.

(2)	Represents unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.

(3)	Includes assets classified as fixed maturities available-for-sale.

(4)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(5)	Prior period amounts are presented on a basis consistent with the current period presentation, reflecting the adoption of ASU 2015-07.

Quantitative Information Regarding Internally Priced Level 3 Assets and Liabilities – The tables below present quantitative information on significant internally-priced Level 3 assets and liabilities.

	As of March 31, 2016
	Fair Value	Primary Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value (1)
	(in thousands)
Assets:
Corporate securities	$124,818	Discounted cash flow	Discount rate	3.38%	20.38%	4.97%	Decrease
Reinsurance recoverables	$3,693,262	Fair values are determined in the same manner as future policy benefits
Liabilities:
Future policy benefits (2)	$3,842,607	Discounted cash flow	Lapse rate (3)	0%	14%		Decrease
			NPR spread (4)	0.44%	2.07%		Decrease
			Utilization rate (5)	63%	95%		Increase
			Withdrawal rate (6)	74%	100%		Increase
			Mortality rate (7)	0%	14%		Decrease
			Equity volatility curve	16%	28%		Increase

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements

	As of December 31, 2015
	Fair Value	Primary Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value (1)
	(in thousands)
Assets:
Corporate securities	$111,295	Discounted cash flow	Discount rate	3.71%	17.95%	4.43%	Decrease
Reinsurance recoverables	$3,012,653	Fair values are determined in the same manner as future policy benefits
Liabilities:
Future policy benefits (2)	$3,134,077	Discounted cash flow	Lapse rate (3)	0%	14%		Decrease
			NPR spread (4)	0.06%	1.76%		Decrease
			Utilization rate (5)	63%	95%		Increase
			Withdrawal rate (6)	74%	100%		Increase
			Mortality rate (7)	0%	14%		Decrease
			Equity volatility curve	17%	28%		Increase

(1)	Conversely, the impact of a decrease in input would have the opposite impact for the fair value as that presented in the table.

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
Notes to Unaudited Interim Financial Statements

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

	Three Months Ended March 31, 2016
	Fixed Maturities Available-For-Sale
	U.S. Corporate Public Securities	U.S. Corporate Private Securities	Foreign Corporate Private Securities	Asset-Backed Securities	Trading Account Assets -Equity Securities	Short-Term Investments
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$15,000	$107,777	$4,531	$46,493	$0	$450
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	(962)	0	0	0	0
Asset management fees and other income	0	0	0	0	471	0
Included in other comprehensive income (loss)	0	(1,437)	(2,538)	(225)	0	0
Net investment income	0	1,381	50	54	0	0
Purchases	0	119	0	0	0	0
Sales	0	0	0	0	0	0
Issuances	0	0	0	0	0	0
Settlements	0	(210)	(1,740)	(440)	0	0
Transfers into Level 3(1)	0	10,176	8,686	17,824	0	0
Transfers out of Level 3(1)	0	0	0	(987)	0	0
Other(3)	0	0	0	0	1,565	0
Fair Value, end of period assets/(liabilities)	$15,000	$116,844	$8,989	$62,719	$2,036	$450
Unrealized gains (losses) for assets/(liabilities) still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$(962)	$0	$0	$0	$0
Asset management fees and other income	$0	$0	$0	$0	$470	$0

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements

	Three Months Ended March 31, 2016
	Cash Equivalents	Other Long-term Investments	Reinsurance Recoverables	Receivables from Parent and Affiliates	Future Policy Benefits
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$225	$1,565	$3,012,653	$7,664	$(3,134,077)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	624,974	(13)	(650,030)
Asset management fees and other income	0	0	0	0	0
Included in other comprehensive income (loss)	0	0	0	141	0
Net investment income	0	0	0	0	0
Purchases	150	0	55,635	0	0
Sales	0	0	0	(1,988)	0
Issuances	0	0	0	0	(58,500)
Settlements	0	0	0	0	0
Transfers into Level 3(1)	0	0	0	0	0
Transfers out of Level 3(1)	0	0	0	(2,957)	0
Other(3)	0	(1,565)	0	0	0
Fair Value, end of period assets/(liabilities)	$375	$0	$3,693,262	$2,847	$(3,842,607)
Unrealized gains (losses) for assets/(liabilities) still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$643,330	$0	$(669,159)
Asset management fees and other income	$0	$0	$0	$0	$0

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements

	Three Months Ended March 31, 2015
	Fixed Maturities Available-For-Sale(4)
	U.S. Corporate Public Securities	U.S. Corporate Private Securities	Foreign Corporate Private Securities	Asset-Backed Securities(5)
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$16,860	$98,544	$666	$40,524
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	62	0
Asset management fees and other income	0	0	0	0
Included in other comprehensive income (loss)	(23)	(145)	(51)	81
Net investment income	9	1,267	1	12
Purchases	15,000	2,270	0	0
Sales	(15,000)	(212)	0	0
Issuances	0	0	0	0
Settlements	(119)	(129)	(678)	(579)
Transfers into Level 3(1)	0	0	0	9,783
Transfers out of Level 3(1)	0	0	0	(983)
Fair Value, end of period assets/(liabilities)	$16,727	$101,595	$0	$48,838
Unrealized gains (losses) for assets still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0
Asset management fees and other income	$0	$0	$0	$0

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements

	Three Months Ended March 31, 2015
	Cash Equivalents	Other Long- Term Investments (4)	Reinsurance Recoverables	Receivables from Parent and Affiliates	Future Policy Benefits
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$225	$0	$2,996,154	$22,320	$(3,112,411)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	246,814	1	(257,315)
Asset management fees and other income	0	0	0	0	0
Included in other comprehensive income (loss)	0	0	0	(292)	0
Net investment income	0	0	0	0	0
Purchases	0	0	57,644	0	0
Sales	0	0	0	0	0
Issuances	0	0	0	0	(60,523)
Settlements	0	0	0	0	0
Transfers into Level 3(1)	0	0	0	1,986	0
Transfers out of Level 3(1)	0	0	0	0	0
Other(3)	0	0	0	0	0
Fair Value, end of period assets/(liabilities)	$225	$0	$3,300,612	$24,015	$(3,430,249)
Unrealized gains (losses) for assets/(liabilities) still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$272,379	$0	$(283,739)
Asset management fees and other income	$0	$0	$0	$0	$0

(1)	Transfers into or out of any level are generally reported as the value as of the beginning of the quarter in which the transfer occurs for any such assets still held at the end of the quarter.

(2)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

(3)	Primarily related to private warrants reclassified from derivatives to trading securities.

(4)	Prior period amounts have been reclassified to conform to current period presentation, including the adoption of ASU 2015-07.

(5)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

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

	March 31, 2016
	Fair Value				Carrying Amount (1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$2,746	$466,942	$469,688	$446,620
Policy loans	0	0	13,094	13,094	13,094
Cash and cash equivalents	19,603	0	0	19,603	19,603
Accrued investment income	0	27,028	0	27,028	27,028
Receivables from parent and affiliates	0	13,718	0	13,718	13,718
Other assets	0	1,477	0	1,477	1,477
Total assets	$19,603	$44,969	$480,036	$544,608	$521,540
Liabilities:
Policyholders’ account balances - investment contracts	$0	$0	$100,507	$100,507	$100,368
Cash collateral for loaned securities	0	3,683	0	3,683	3,683
Payables to parent and affiliates	0	25,868	0	25,868	25,868
Other liabilities	0	98,097	0	98,097	98,097
Separate account liabilities - investment contracts	0	263	0	263	263
Total liabilities	$0	$127,911	$100,507	$228,418	$228,279

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements

	December 31, 2015(2)
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$2,793	$448,349	$451,142	$438,172
Policy loans	0	0	13,054	13,054	13,054
Cash and cash equivalents	311	0	0	311	311
Accrued investment income	0	22,615	0	22,615	22,615
Receivables from parent and affiliates	0	14,868	0	14,868	14,868
Other assets	0	1,085	0	1,085	1,085
Total assets	$311	$41,361	$461,403	$503,075	$490,105
Liabilities:
Policyholders’ account balances - investment contracts	$0	$0	$102,438	$102,438	$103,003
Cash collateral for loaned securities	0	10,568	0	10,568	10,568
Short-term debt	0	1,000	0	1,000	1,000
Payables to parent and affiliates	0	25,678	0	25,678	25,678
Other liabilities	0	83,464	0	83,464	83,464
Separate account liabilities - investment contracts	0	293	0	293	293
Total liabilities	$0	$121,003	$102,438	$223,441	$224,006

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

(2)
As discussed in Note 2, the Company adopted ASU 2015-07, effective January 1, 2016, which resulted in the exclusion of certain other long-term investments from the fair value hierarchy. The guidance was required to be applied retrospectively, and therefore, prior period amounts have been revised to conform to the current period presentation. At March 31, 2016 and December 31, 2015, the fair values of these cost method investments were $3.2 million and $3.3 million, respectively, which had been previously classified in level 3 at December 31, 2015. The carrying values of these investments were $3.2 million and $3.1 million as of March 31, 2016 and December 31, 2015, respectively.

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

Other Long-Term Investments

Other long-term investments include investments in joint ventures and limited partnerships. The estimated fair values of these cost method investments are generally based on the Company’s share of the NAV as provided in the financial statements of the investees. In certain circumstances, management may adjust the NAV by a premium or discount when it has sufficient evidence to support applying such adjustments. No such adjustments were made as of March 31, 2016 and December 31, 2015.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements

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

Cash Collateral for Loaned Securities

Cash collateral for loaned securities represents the collateral received or paid in connection with loaning or borrowing securities. For these transactions, the carrying value of the related asset or liability approximates fair value as they equal the amount of cash collateral received or paid.

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

Foreign Exchange Contracts

Currency derivatives, including currency swaps and forwards, are used by the Company to reduce risks from changes in currency exchange rates with respect to investments denominated in foreign currencies that the Company either holds or intends to acquire or sell.

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

Credit Contracts

Credit derivatives are used by the Company to enhance the return on the Company’s investment portfolio by creating credit exposure similar to an investment in public fixed maturity cash instruments. With credit derivatives the Company sells credit protection on a single name reference, or certain index reference, and in return receives a quarterly premium. With credit default derivatives, this premium or credit spread generally corresponds to the difference between the yield on the referenced name’s public fixed maturity cash instruments and swap rates, at the time the agreement is executed. If there is an event of default by the referenced name, as defined by the agreement, then the Company is obligated to pay the counterparty the referenced amount of the contract and receive in return the referenced defaulted security or similar security or pay the referenced amount less the auction recovery rate. See credit derivatives section for a discussion of guarantees related to credit derivatives written. In addition to selling credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio.

Embedded Derivatives

The Company sells variable annuity products, which may include guaranteed benefit features that are accounted for as embedded derivatives. The Company has reinsurance agreements to transfer the risk related to certain of these benefit features to affiliates, Pruco Re and Prudential Insurance. See Note 1 for the subsequent change effective April 1, 2016. The embedded derivatives related to the living benefit features and the related reinsurance agreements are carried at fair value. These embedded derivatives are marked to market through “Realized investment gains (losses), net” based on the change in value of the underlying contractual guarantees, which are determined using valuation models, as described in Note 4.

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

	March 31, 2016			December 31, 2015
		Gross Fair Value			Gross Fair Value
Primary Underlying	Notional	Assets	Liabilities	Notional	Assets	Liabilities
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Foreign Currency Swaps	$131,513	$13,347	$(1,686)	$115,358	$15,910	$(206)
Total Qualifying Hedges	$131,513	$13,347	$(1,686)	$115,358	$15,910	$(206)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$1,706,750	$134,729	$(23,703)	$1,872,750	$84,817	$(13,452)
Interest Rate Options	400,000	10,903	(636)	100,000	9,431	0
Foreign Currency
Foreign Currency Forwards	2,752	0	(104)	2,752	23	0
Currency/Interest Rate
Foreign Currency Swaps	72,334	8,215	(329)	77,729	11,220	0
Credit
Credit Default Swaps	0	0	0	0	0	0
Equity
Total Return Swaps	676,451	0	(23,513)	217,999	320	(3,626)
Equity Options	18,886,800	24,659	(2,847)	18,286,800	15,054	(7,993)
Total Non-Qualifying Hedges	$21,745,087	$178,506	$(51,132)	$20,558,030	$120,865	$(25,071)
Total Derivatives (1)	$21,876,600	$191,853	$(52,818)	$20,673,388	$136,775	$(25,277)

(1)
Excludes embedded derivatives which contain multiple underlyings. The fair value of these embedded derivatives was a net liability of $3,843 million and $3,134 million as of March 31, 2016 and December 31, 2015, respectively, included in “Future policy benefits.” The fair value of the embedded derivatives related to the reinsurance of certain of these benefits to Pruco Re and Prudential Insurance included in “Reinsurance recoverables” was an asset of $3,693 million and $3,013 million as of March 31, 2016 and December 31, 2015, respectively.

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

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements

	March 31, 2016
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$191,853	$(38,525)	$153,328	$(141,420)	$11,908
Offsetting of Financial Liabilities:
Derivatives	$52,818	$(52,818)	$0	$0	$0

	December 31, 2015
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$135,210	$(21,508)	$113,702	$(101,288)	$12,414
Offsetting of Financial Liabilities:
Derivatives	$25,277	$(25,277)	$0	$0	$0

(1)	Amounts exclude the excess of collateral received/pledged from/to the counterparty.

For information regarding the rights of offset associated with the derivative assets and liabilities in the table above see “Credit Risk” below and Note 7.

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

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements

	Three Months Ended March 31, 2016
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$251	$169	$(4,183)
Total cash flow hedges	0	251	169	(4,183)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	45,149	0	0	0
Currency	(127)	0	0	0
Currency/Interest Rate	(3,058)	0	(34)	0
Credit	0	0	0	0
Equity	(19,413)	0	0	0
Embedded Derivatives	(34,161)	0	0	0
Total non-qualifying hedges	(11,610)	0	(34)	0
Total	$(11,610)	$251	$135	$(4,183)

	Three Months Ended March 31, 2015
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$93	$138	$8,324
Total cash flow hedges	0	93	138	8,324
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	30,044	0	0	0
Currency	0	0	0	0
Currency/Interest Rate	6,006	0	99	0
Credit	(1)	0	0	0
Equity	(3,883)	0	0	0
Embedded Derivatives	(20,628)	0	0	0
Total non-qualifying hedges	11,538	0	99	0
Total	$11,538	$93	$237	$8,324

(1)	Amounts deferred in AOCI.

For the three months ended March 31, 2016 and 2015, the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations. Also, there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements

Presented below is a rollforward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in thousands)
Balance, December 31, 2015	$14,847
Net deferred gains (losses) on cash flow hedges from January 1 to March 31, 2016	(3,792)
Amounts reclassified into current period earnings	(391)
Balance, March 31, 2016	$10,664

Using March 31, 2016 values, it is estimated that a pre-tax gain of approximately $1 million will be reclassified from AOCI to earnings during the subsequent twelve months ending March 31, 2017, offset by amounts pertaining to the hedged item. As of March 31, 2016, the Company did not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 17 years. Income amounts deferred in AOCI as a result of cash flow hedges are included in "Net unrealized investment gains (losses)" within OCI in the Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

Credit Derivatives

The Company had no open credit derivative positions where it has written or purchased credit protection as of March 31, 2016 and December 31, 2015.

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

6.    COMMITMENTS, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS

Commitments

The Company had made commitments to fund $28 million and $5 million of commercial loans as of March 31, 2016 and December 31, 2015, respectively. The Company also made commitments to purchase or fund investments, mostly private fixed maturities, of $31 million and $36 million as of March 31, 2016 and December 31, 2015, respectively.

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

It is possible that the results of operations or the cash flows of the Company in a particular quarterly or annual period could be materially affected as a result of payments in connection with the matters discussed above or other matters depending, in part, upon the results of operations or cash flows for such period. Management believes, however, that ultimate payments in connection with these matters, after consideration of applicable reserves and rights to indemnification, should not have a material adverse effect on the Company’s financial position.

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed. The Company estimates that as of March 31, 2016, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is $0 to approximately $3 million. This estimate is not an indication of expected loss, if any, or the Company’s maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

For a discussion of the Company's litigations and regulatory matters, see Note 12 to the Company's Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses also include allocations of stock compensation expenses related to a stock option program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock option program and deferred compensation program was less than $1 million for both the three months ended March 31, 2016 and 2015.

The Company is charged for its share of employee benefits expenses. These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Some of these benefits are based on earnings and length of service. Other benefits are based on an account balance, which takes into consideration age, service and earnings during career. The Company’s share of net expense for the pension plans was less than $1 million for both the three months ended March 31, 2016 and 2015.

Prudential Insurance sponsors voluntary savings plans for its employees' 401(k) plans. The 401(k) plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The expense charged to the Company for the matching contribution to the 401(k) plans was less than $1 million for both the three months ended March 31, 2016 and 2015.

Affiliated Asset Administration Fee Income

In accordance with a revenue sharing agreement with AST Investment Services, Inc. (“ASTISI”), and Prudential Investments LLC (“Prudential Investments”), the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust and The Prudential Series Fund. Income received from ASTISI and Prudential Investments related to this agreement was $25 million and $53 million for the three months ended March 31, 2016 and 2015, respectively. These revenues are recorded as “Asset administration fees and other income” in the Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

Affiliated Investment Management Expenses

In accordance with an agreement with PGIM, Inc. (“PGIM”), the Company pays investment management expenses to PGIM who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PGIM related to this agreement were $1 million for both the three months ended March 31, 2016 and 2015. These expenses are recorded as “Net investment income” in the Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

Cost Allocation Agreements with Affiliates

Certain operating costs (including rental of office space, furniture, and equipment) have been charged to the Company at cost by Prudential Annuities Information Services and Technology Corporation (“PAIST”), an affiliated company. PALAC signed a written service agreement with PAIST for these services executed and approved by the Connecticut Insurance Department in 1995. This agreement automatically continues in effect from year to year and may be terminated by either party upon 30 days written notice. Allocated lease expense was $0 and less than $1 million for the three months ended March 31, 2016 and 2015, respectively. Allocated sub-lease rental income, recorded as a reduction to lease expense was $0 for both the three months ended March 31, 2016 and 2015.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements

The Company pays commissions and certain other fees to PAD in consideration for PAD’s marketing and underwriting of the Company’s products. Commissions and fees are paid by PAD to broker-dealers who sold and service the Company’s products. Commissions and fees paid by the Company to PAD were $27 million and $43 million for the three months ended March 31, 2016 and 2015, respectively.

Debt Agreements

Short-term and Long-term Debt

The Company is authorized to borrow funds up to $2 billion from Prudential Financial and its affiliates to meet its capital and other funding needs. The Company had debt of $0 and $1 million outstanding with Prudential Funding, LLC as of March 31, 2016 and December 31, 2015, respectively. Total interest expense on debt with Prudential Funding, LLC and Prudential Financial was less than $1 million for the three months ended March 31, 2016 and 2015, respectively.

Reinsurance Agreements

The Company uses reinsurance as part of its risk management and capital management strategies for certain of its optional living benefit features and certain base contracts. Through March 31, 2016, the Company reinsured its living benefit guarantees on certain variable annuity products to Pruco Re and Prudential Insurance, which are the legal entities in which we executed our living benefit hedging program. See Note 1 for the subsequent change effective April 1, 2016.

Fees ceded under these agreements are included in “Realized investment gains (losses), net” on the Unaudited Interim Statements of Operations and Comprehensive Income (Loss). The Company's ceded fees were $59 million and $68 million to Pruco Re for the three months ended March 31, 2016 and 2015, respectively. The Company's ceded fees were $6 million and less than $1 million to Prudential Insurance for the three months ended March 31, 2016 and 2015, respectively.

The Company ceded base contract fees of $11 million to Prudential Insurance as of March 31, 2016, which are included in "Policy Charges and Fee Income". See Note 1 for a discussion on the fourth quarter 2015 reinsurance treaty related to the Company's New York license surrender.

The Company’s reinsurance payables related to affiliated reinsurance were $22 million and $250 million as of March 31, 2016 and December 31, 2015, respectively. These payables are reflected in “Payable to parent and affiliates” in the Company’s Unaudited Interim Statements of Financial Position.

The Company’s reinsurance recoverables related to affiliated reinsurance were $3,776 million and $3,088 million as of March 31, 2016 and December 31, 2015, respectively. The assets are reflected in “Reinsurance recoverables” in the Company’s Unaudited Interim Statements of Financial Position. Realized gains (losses) were $616 million and $237 million for the three months ended March 31, 2016 and 2015, respectively. Changes in realized gains (losses) for the 2016 and 2015 periods were primarily due to changes in market conditions in each respective period.

See Note 6 to the Company’s Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2015, for information regarding the Company’s reinsurance agreements.

Derivative Trades

In its ordinary course of business, the Company enters into OTC derivative contracts with an affiliate, PGF. For these OTC derivative contracts, PGF has a substantially equal and offsetting position with an external counterparty.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Prudential Annuities Life Assurance Corporation (“PALAC” or the “Company”) as of March 31, 2016, compared with December 31, 2015, and its results of operations for the three months ended March 31, 2016 and 2015. You should read the following analysis of our financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

As disclosed in Note 1 to the Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, the Company surrendered its New York license effective as of December 31, 2015, and reinsured the majority of its New York business to an affiliate, The Prudential lnsurance Company of America(“Prudential Insurance”). The license surrender relieves the Company of the requirement to hold New York statutory reserves on its business in excess of the statutory reserves required by its domiciliary regulator, the Arizona Department of Insurance. For the small portion of New York business retained by the Company, a custodial account has been established to hold collateral assets in an amount equal to a percentage of the reserves associated with such business, as calculated in accordance with PALAC's New York Regulation 109 Plan approved by the New York Department of Financial Services.

Effective April 1, 2016, the Company recaptured the risks related to its variable annuity living benefit riders that were previously reinsured to Pruco Reinsurance, Ltd. (“Pruco Re”). In addition, the Company reinsured variable annuity base contracts, along with the living benefit riders, from Pruco Life Insurance Company, excluding the Pruco Life Insurance Company of New Jersey business which was reinsured to Prudential Insurance. This reinsurance agreement covers new and in force business and excludes business reinsured externally. The product risks related to the reinsured business are being managed in the Company. In addition, the living benefit hedging program related to the reinsured living benefit riders will be managed within the Company.

Regulatory Developments

In April 2016, the U.S. Department of Labor (“DOL”) issued a final regulation accompanied by new class exemptions and amendments to long-standing exemptions from the prohibited transaction provisions under the Employee Retirement Income Security Act (“ERISA”) (collectively, the “Rules”), with implementation beginning in April 2017, and compliance with certain additional provisions required by January 2018. The Rules redefine who will be considered a “fiduciary” for purposes of transactions with qualified plans, plan participants and Individual Retirement Accounts (“IRAs”), and generally provide that advice to a plan participant or IRA owner will be treated as a fiduciary activity. We are analyzing the Rules’ potential impact on our operations and preparing to implement the necessary adjustments to come into alignment with the Rules’ requirements. Overall, we believe the Rules will result in increased compliance costs and may create increased exposure to legal claims under certain circumstances, including class actions. Compliance with a new “best interest contract exemption” will be required for sales of variable annuities to IRAs, but certain fixed annuities will be subject to a separate exemption. As a result of the Rules, certain distributors may restrict the sale of annuities. In addition, we or our affiliates may need to alter our product design or offerings to meet the needs of distributors in complying with the Rules. We or our affiliates may also need to monitor or limit wholesaling and other sales support and customer service activities if we do not want to be considered a fiduciary.

For additional information on the potential impacts of regulation on the Company, including the topics described above, see “Business-Regulation” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

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
See “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of risks that have materially affected and may affect in the future the Company’s business, results of operations or financial condition, or cause the Company’s actual results to differ materially from those expected or those expressed in any forward-looking statements made by or on behalf of the Company.

Products

The Company’s in force variable annuities provide its contractholders with tax-deferred asset accumulation together with a base death benefit and a suite of optional guaranteed death and living benefits and annuitization options. Certain optional living benefit guarantees include, among other features, the ability to make withdrawals based on the highest daily contract value plus a specified return, credited for a period of time. This guaranteed contract value is a notional amount that forms the basis for determining periodic withdrawals for the life of the contractholder, and cannot be accessed as a lump-sum surrender value. Most contracts also guarantee the contractholder’s beneficiary a return of the greater of account value or total premium payments made to the contract less any partial withdrawals upon death.

Our variable annuities generally provide our contractholders with the opportunity to allocate purchase payments to sub-accounts that invest in underlying mutual funds managed by our affiliates ("proprietary") and/or non-proprietary mutual funds, frequently under asset allocation programs. Certain products also allow fixed-rate accounts that are backed by investments in the general account and are credited with interest at rates we determine, subject to certain minimums. We also offered fixed annuities that provide a guarantee of principal and interest credited at rates we determine, subject to certain contractual minimums. Certain allocations made in the fixed-rate accounts of our variable annuities and certain fixed annuities impose a market value adjustment if the contract is not held to maturity.

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

Our risk management strategy helps to limit our exposure to certain of these risks primarily through a combination of product design elements, our living benefits hedging program and affiliated reinsurance arrangements. The product design elements we utilize for certain products include, among others, asset allocation restrictions, minimum issuance age requirements, certain limitations on the amount of subsequent contractholder deposits and an asset transfer feature. The objective of the asset transfer feature is to help mitigate our exposure to equity market risk and market volatility by transferring assets between certain variable investment sub-accounts selected by the annuity contractholder, and investments that are expected to be more stable (e.g., a bond fund sub-account within the separate account or a fixed-rate account within the general account). The transfers are based on the static mathematical formula used with the particular optional benefit which considers a number of factors, including, but not limited to, the impact of investment performance on the contractholder’s total account value. This occurs at the contractholder level, rather than at the fund level, which we believe enhances our risk mitigation. As of March 31, 2016, approximately $33.9 billion or 84% of total variable annuity account values contain a living benefit feature, compared to approximately $34.6 billion or 84% as of December 31, 2015. As of March 31, 2016, approximately $27.0 billion or 80% of variable annuity account values with living benefit features included an asset transfer feature in the product design, compared to approximately $27.5 billion or 79% as of December 31, 2015.

As mentioned above, in addition to our asset transfer feature, we also manage certain risks associated with our variable annuity products through our living benefits hedging programs and affiliated reinsurance agreements. Through March 31, 2016, we reinsured the majority of our variable annuity living benefit guarantees to an affiliated reinsurance company, Pruco Re. The living benefits hedging program was primarily executed within Pruco Re to manage capital markets risk associated with the reinsured living benefit guarantees. Effective April 1, 2016, the Company recaptured the risks related to its variable annuity living benefit riders that were previously reinsured to Pruco Re. In addition, the Company reinsured variable annuity base contracts, along with the living benefit riders, from Pruco Life Insurance Company, excluding the Pruco Life Insurance Company of New Jersey business which was reinsured to Prudential Insurance. This reinsurance agreement covers new and in force business and excludes business reinsured externally. The product risks related to the reinsured business are being managed in the Company. In addition, the living benefit hedging program related to the reinsured living benefit riders will be managed within the Company.
Accounting Policies & Pronouncements

Application of Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires the application of accounting policies that often involve a significant degree of judgment. Management, on an ongoing basis, reviews estimates and assumptions used in the preparation of financial statements. If management determines that modifications in assumptions and estimates are appropriate given current facts and circumstances, the Company’s results of operations and financial position as reported in the Unaudited Interim Financial Statements could change significantly.

Management believes the accounting policies relating to the following areas are most dependent on the application of estimates and assumptions and require management’s most difficult, subjective, or complex judgments:

•	Deferred policy acquisition costs ("DAC") and other costs, including deferred sales inducements ("DSI") and value of business acquired ("VOBA");

•	Valuation of investments, including derivatives, and the recognition of other-than-temporary impairments ("OTTI");

•	Policyholder liabilities;

•	Reinsurance recoverables;

•	Taxes on income; and

•	Reserves for contingencies, including reserves for losses in connection with unresolved legal matters.

DAC and Other Costs

We amortize DAC and other costs over the expected life of the contracts in proportion to total gross profits. Total gross profits include both actual gross profits and estimates of gross profits for future periods. In calculating gross profits, we consider mortality, persistency, and other elements as well as rates of return on investments associated with these contracts, and the cost related to our guaranteed minimum death benefits (“GMDB”) and guaranteed minimum income benefits (“GMIB”). Gross profits and amortization rates also include the impacts of the embedded derivatives associated with certain of the living benefit features of our variable annuity contracts and related hedging activities. In calculating amortization expense, we estimate the amounts of gross profits that will be included in our U.S. GAAP results, and utilize these estimates to calculate amortization rates and expense amounts. In addition, in calculating gross profits, we include the profits and losses related to contracts previously issued by the Company that are reported in affiliated legal entities other than the Company as a result of, for example, reinsurance agreements with those affiliated entities. The Company is an indirect subsidiary of Prudential Financial (an SEC registrant) and has extensive transactions and relationships with other subsidiaries of Prudential Financial, including reinsurance agreements, as discussed in Note 7 to the Unaudited Interim Financial Statements. Incorporating all product-related profits and losses in gross profits, including those that are reported in affiliated legal entities, produces a DAC amortization pattern representative of the total economics of the products. For a further discussion of the amortization of DAC and other costs, see “—Results of Operations”.

The near-term future equity rate of return assumptions used in evaluating DAC and DSI for our domestic variable annuity products are derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15%, we use our maximum future rate of return. As of March 31, 2016, we assume an 8.0% long-term equity expected rate of return and a 6.3% near-term mean reversion equity rate of return.

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

For additional information on our policies for DAC and other costs and for the remaining critical accounting estimates listed above, see our Annual Report on Form 10-K for the year ended December 31, 2015, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting Policies & Pronouncements—Application of Critical Accounting Estimates”.

Adoption of New Accounting Pronouncements

See Note 2 to our Unaudited Interim Financial Statements for a discussion of newly adopted accounting pronouncements.

Changes in Financial Position

March 31, 2016 versus December 31, 2015

Total assets decreased by $0.6 billion from $47.3 billion at December 31, 2015 to $46.7 billion at March 31, 2016. Significant components were:

•
Separate account assets decreased $0.9 billion primarily driven by net outflows and continued surrenders due to runoff of the block, policy charges, and the impact of the asset transfer feature which moved contractholder account values from the separate account to the general account, partially offset by favorable fund performance.

•	DAC and DSI decreased $0.3 billion primarily resulting from the impact of the embedded derivatives and related hedge positions and base amortization.

•	Receivables from parent and affiliates decreased $0.2 billion related to cash consideration received from an affiliate related to the recapture of the New York contracts in the fourth quarter of 2015.

Partially offsetting these decreases in total assets were the following items:

•
Reinsurance recoverables increased $0.7 billion related to the reinsured liability for living benefit embedded derivatives primarily resulting from an increase in the present value of future expected benefit payments driven by declining interest rates.

Total liabilities decreased by $0.4 billion, from $45.9 billion at December 31, 2015 to $45.5 billion at March 31, 2016. Significant components were:

•	Separate account liabilities decreased $0.9 billion offsetting the decrease in separate account assets above.

•	Payables to parent and affiliates decreased $0.2 billion related to the cash consideration paid relating to ceding the

•	New York contracts, as discussed above.

Partially offsetting these decreases in total liabilities were the following items:

•	Future policy benefits and other policyholder liabilities increased $0.7 billion primarily driven by the mark-to-market of the liability for living benefit embedded derivatives, as discussed above.

Total equity decreased by $0.1 billion from $1.3 billion at December 31, 2015 to $1.2 billion at March 31, 2016, reflecting changes in net income.

Results of Operations

Loss from Operations before Taxes

2016 to 2015 Three Months Comparison

Loss from operations before taxes increased $202 million from $26 million in the first quarter of 2015 to $228 million in the first quarter of 2016. Excluding the impacts of changes in the estimated profitability of the business, as discussed below, income from operations before taxes decreased $52 million. The decrease was primarily driven by lower net fees from lower average separate account assets due to runoff of the business and policy charges, the changes to the Rule 12b-1 Plan and the ceding of fees to an affiliate relating to the ceding of the New York contracts, as discussed above.

The impacts of changes in the estimated profitability of the business include adjustments to the amortization of DAC and other costs and to reserves, which resulted in a net charge of $291 million in the first quarter of 2016. The net charge primarily reflects the impact of NPR gains due to declining rates and widening spread, as well as unfavorable equity market performance. The net charge of $141 million in the first quarter of 2015 primarily reflects NPR gains due to spread widening and declining interest rates, partially offset by a net benefit reflecting favorable equity market performance which more than offset the impact of lower expected rates of return on fixed income investments within contractholder accounts and on future expected claims relative to our assumptions.

Revenues, Benefits and Expenses

2016 to 2015 Three Months Comparison

Revenues decreased $105 million, primarily driven by an unfavorable variance in policy charges and fee income and asset administration fees and other income of $69 million due to lower average separate account assets, the changes to the Rule 12b-1 Plan and the ceding of fees to an affiliate for the New York contracts, as discussed above. Realized gains and losses decreased $28 million primarily driven by general account losses in the first quarter of 2016 versus general account gains in the first quarter of 2015, as well as the mark-to-market of the non-reinsured portion of the living benefit embedded derivative liability and related hedge positions. Net investment income decreased $5 million primarily as a result of lower portfolio reinvestment yields.

Benefits and expenses increased $98 million. Excluding the $150 million impacts of the amortization of DAC and other costs and to the reserves for the GMDB and GMIB features, as discussed above, benefits and expenses decreased $52 million. The decrease was driven by a decline in DAC amortization and interest credited to policyholders’ account balances of $25 million primarily due to lower base DAC and DSI amortization driven by lower gross profits. General, administrative and other expenses decreased $24 million driven by lower distribution costs from lower average separate account values due to runoff of the business, and the changes to the Rule 12b-1 Plan, as discussed above.

Income Taxes

The income tax provision amounted to a benefit of $86 million in the first quarter of 2016, compared to $5 million in the first quarter of 2015. The increased benefit was primarily due to an increase in pre-tax losses.

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

As of March 31, 2016, the Company remains subject to examination in the U.S. for tax years 2009 through 2015.

The dividends received deduction (“DRD”) reduces the amount of dividend income subject to U.S. tax and is a significant component of the difference between the Company’s effective tax rate and the federal statutory tax rate of 35%. The DRD for the current period was estimated using information from 2015 and current year results, and was adjusted to take into account the current year’s equity market performance and expected business results. The actual current year DRD can vary from the estimate based on factors such as, but not limited to, changes in the amount of dividends received that are eligible for the DRD, changes in the amount of distributions received from mutual fund investments, changes in the account balances of variable life and annuity contracts, and the Company’s taxable income before the DRD.

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

In 2009, the Company joined in filing the consolidated federal tax return with Prudential Financial. For tax years 2009 through 2016, the Company is participating in the IRS’s Compliance Assurance Program (“CAP”). Under CAP, the IRS assigns an examination team to review completed transactions as they occur in order to reach agreement with the Company on how they should be reported in the relevant tax returns. If disagreements arise, accelerated resolution programs are available to resolve the disagreements in a timely manner before the tax returns are filed.

Liquidity and Capital Resources

This section supplements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Effective and prudent liquidity and capital management is a priority across the organization. Management monitors the liquidity of Prudential Financial, Prudential Insurance and the Company on a daily basis and projects borrowing and capital needs over a multi-year time horizon through our periodic planning process. We believe that cash flows from the sources of funds available to us are sufficient to satisfy the current liquidity requirements of Prudential Financial and the Company, including under reasonably foreseeable stress scenarios. Prudential Financial has a capital management framework in place that governs the allocation of capital and approval of capital uses. Prudential Financial and the Company also employ a “Capital Protection Framework” to ensure the availability of capital resources to maintain adequate capitalization and competitive risk-based capital ("RBC") ratios under various stress scenarios.

Prudential Financial is a non-bank financial company (a “Designated Financial Company”) under Dodd-Frank. As a Designated Financial Company, Prudential Financial is subject to supervision and examination by the Federal Reserve Bank of Boston and to stricter prudential regulatory standards, which include or will include requirements and limitations (many of which are the subject of ongoing rule-making) relating to capital, leverage, liquidity, stress-testing, overall risk management, resolution and recovery plans, credit exposure reporting, early remediation, management interlocks, and credit concentration. They may also include additional standards regarding enhanced public disclosure, short-term debt limits and other related subjects. In addition, the Financial Stability Board ("FSB") has identified Prudential Financial as a global systemically important insurer (“G-SII”). For information on these actions and their potential impact on us, see “Business—Regulation” and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2015.

On December 22, 2015 and June 29, 2015, the Company paid dividends of $180 million and $270 million, respectively, to its parent, Prudential Annuities, Inc.

Effective April 1, 2016, the Company recaptured the risks related to its variable annuity living benefit riders that were previously reinsured to Pruco Re. In addition, the Company reinsured variable annuity base contracts, along with the living benefit riders, from Pruco Life Insurance Company, excluding the Pruco Life Insurance Company of New Jersey business which was reinsured to Prudential Insurance. This reinsurance agreement covers new and in force business and excludes business reinsured externally. The product risks related to the reinsured business are being managed in the Company. In addition, the living benefit hedging program related to the reinsured living benefit riders will be managed within the Company.

Capital

Our capital management framework is primarily based on statutory risk based capital measures. The RBC ratio is a primary measure of the capital adequacy of the Company. RBC is calculated based on statutory financial statements and risk formulas consistent with the practices of the National Association of Insurance Commissioners (“NAIC”). RBC considers, among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. RBC ratio calculations are intended to assist insurance regulators in measuring an insurer’s solvency and ability to pay future claims. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities, but is available to the public. The RBC ratio is an annual calculation, however, as of March 31, 2016 we estimate that the Company’s RBC ratio exceeds the minimum level required by applicable insurance regulations.

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

Capital Protection Framework

Prudential Financial employs a “Capital Protection Framework” (the “Framework”) to ensure that sufficient capital resources are available to maintain adequate capitalization and competitive RBC ratios and solvency margins under various stress scenarios. The Framework incorporates the potential impacts from market related stresses, including equity markets, real estate, interest rates, and credit losses. The Framework addresses the potential capital consequences, under stress scenarios, of certain of these net risks and the strategies we use to mitigate them, including the following:

•
Equity market exposure affecting the statutory capital of the Company and Prudential Financial as a whole, which is managed through Prudential Financial's equity hedge program and on-balance sheet and contingent sources of capital;

•
Prudential Financial's decision to manage a portion of its interest rate risk internally, on a net basis, at an enterprise level. In implementing this strategy, Prudential Financial executed intercompany derivative transactions between its Corporate and Other operations and certain business segments. Prudential Financial limits its exposure to the resulting net interest rate risk at the enterprise level through options embedded in our hedging strategy that may be exercised if interest rates decline below certain thresholds. During the first quarter of 2016, Prudential Financial replaced a portion of these intercompany derivatives with external derivatives and expects to manage this interest rate risk within the business segments of the Company and Prudential Insurance in the future; and

•
Activities of Prudential Financial's business segments, including those for which specific risk mitigation strategies have been implemented, such as the living benefits hedging program that covers certain risks associated with our variable annuity products. Effective April 1, 2016, the living benefits hedging program resides within the Company and Prudential Insurance.

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

Affiliated Captive Reinsurance Companies

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital—Affiliated Captive Reinsurance Companies” included in our Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of our use of captive reinsurance companies.

Effective April 1, 2016, we recaptured the risks related to our variable annuity living benefit riders that were previously reinsured to Pruco Re.

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

Liquidity is measured against internally-developed benchmarks that take into account the characteristics of both the asset portfolio and the liabilities that they support. We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in calculating internal liquidity measures to evaluate our liquidity under various stress scenarios. We continue to believe that cash generated by ongoing operations and the liquidity profile of our assets provide sufficient liquidity under reasonably foreseeable stress scenarios.

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

Liquid assets include cash and cash equivalents, short-term investments and fixed maturities that are not designated as held-to-maturity and public equity securities. As of March 31, 2016 and December 31, 2015, the Company had liquid assets of $2.8 billion and $2.7 billion, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $0.1 billion and $0.2 billion as of March 31, 2016 and December 31, 2015, respectively. As of March 31, 2016, $2.4 billion, or 92%, of the fixed maturity investments in Company general account portfolios were rated high or highest quality based on NAIC or equivalent rating. The remaining $0.2 billion, or 8%, of these fixed maturity investments were rated other than high or highest quality.

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

Hedging activities associated with living benefit guarantees

As noted above, effective April 1, 2016, the living benefit hedging program associated with the living benefit riders recaptured from Pruco Re as well as the living benefit riders reinsured from Pruco Life Insurance Company will be managed within the Company. As part of the living benefit hedging program, we enter into a range of exchange-traded, cleared and other OTC equity and interest rate derivatives to hedge certain living benefit features accounted for as embedded derivatives against changes in certain capital market conditions such as interest rates and equity index levels. The living benefit hedging program requires access to liquidity to meet its payment obligations, such as payments for periodic settlements, purchases, maturities and terminations. These liquidity needs can vary materially due to, among other items, changes in interest rates, equity markets, mortality and policyholder behavior.

The living benefits hedging activity may also result in collateral postings on derivatives to or from counterparties. The net collateral position depends on changes in interest rates and equity markets related to the amount of the exposures hedged. Depending on market conditions, the collateral posting requirements can result in material liquidity needs.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, our products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and our strategies for managing this risk, vary by product. As of March 31, 2016 there have been no material changes in our economic exposure to market risk from December 31, 2015, a description of which may be found in our Annual Report on Form 10-K for the year ended December 31, 2015, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” filed with the Securities and Exchange Commission. See Item 1A, “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2015, for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations. Subsequent to the quarterly period covered by this Form 10-Q, effective April 1, 2016, the Company recaptured the risks related to its variable annuity living benefit riders that were previously reinsured to Pruco Re. In addition, the Company reinsured variable annuity base contracts, along with the living benefit riders, from Pruco Life Insurance Company, excluding the Pruco Life Insurance Company of New Jersey business which was reinsured to Prudential Insurance. This reinsurance agreement covers new and in force business and excludes business reinsured externally. The product risks related to the reinsured business are being managed in the Company. In addition, the living benefit hedging program related to the reinsured living benefit riders will be managed within the Company.

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the “Exchange Act”, as amended, as of March 31, 2016. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2016, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1. Legal Proceedings

See Note 6 to the Unaudited Interim Financial Statements under “—Litigation and Regulatory Matters” for a description of material pending litigation and regulatory matters affecting us, and certain risks to our businesses presented by such matters, which is incorporated herein by reference.

Item 1A. Risk Factors

You should carefully consider the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015. These risks could materially affect our business, results of operations or financial condition, or cause our actual results to differ materially from those expected or those expressed in any forward-looking statements made by or on behalf of the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q.

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
Date: May 12, 2016

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