Form 10-Q
period 2016-06-30
PRUDENTIAL ANNUITIES LIFE ASSURANCE CORP/CT
filed 2016-08-12
CIK 881453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 12, 2016, 25,000 shares of the registrant’s Common Stock (par value $100) consisting of 100 voting shares and 24,900 non-voting shares, were outstanding. As of such date, Prudential Annuities, Inc., an indirect wholly-owned subsidiary of Prudential Financial, Inc., a New Jersey corporation, owned all of the Registrant’s Common Stock.
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

PART I - Financial Information
Item 1. Financial Statements
Prudential Annuities Life Assurance Corporation
Unaudited Interim Statements of Financial Position
June 30, 2016 and December 31, 2015 (in thousands, except share amounts)

	June 30, 2016	December 31, 2015
ASSETS
Fixed maturities, available-for-sale, at fair value (amortized cost, 2016: $8,713,464; 2015: $2,433,626)	$9,157,320	$2,524,272
Trading account assets, at fair value	168,085	5,653
Equity securities, available-for-sale, at fair value (cost, 2016: $14; 2015: $14)	18	17
Commercial mortgage and other loans	1,075,777	438,172
Policy loans	12,827	13,054
Short-term investments	592,418	158,227
Other long-term investments	133,261	182,157
Total investments	11,139,706	3,321,552
Cash and cash equivalents	10,665,509	536
Deferred policy acquisition costs	3,679,638	749,302
Accrued investment income	78,932	22,615
Reinsurance recoverables	726,914	3,088,328
Income tax receivable	2,152,500	0
Value of business acquired	28,900	33,640
Deferred sales inducements	808,280	452,752
Receivables from parent and affiliates	76,956	212,696
Other assets	121,746	123,158
Separate account assets	38,139,052	39,250,159
TOTAL ASSETS	$67,618,133	$47,254,738
LIABILITIES AND EQUITY
LIABILITIES
Policyholders’ account balances	$4,774,242	$2,416,125
Future policy benefits	13,310,707	3,578,662
Payables to parent and affiliates	1,235,169	275,737
Cash collateral for loaned securities	11,819	10,568
Income taxes	0	274,951
Short-term debt	28,101	1,000
Long-term debt	971,899	0
Other liabilities	715,600	100,618
Separate account liabilities	38,139,052	39,250,159
Total Liabilities	59,186,589	45,907,820
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 6)
EQUITY
Common stock, ($100 par value; 25,000 shares authorized, issued and outstanding)	2,500	2,500
Additional paid-in capital	9,251,198	901,422
Retained earnings/(accumulated deficit)	(1,062,065)	396,830
Accumulated other comprehensive income	239,911	46,166
Total Equity	8,431,544	1,346,918
TOTAL LIABILITIES AND EQUITY	$67,618,133	$47,254,738
See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation
Unaudited Interim Statements of Operations and Comprehensive Income (Loss)
Three and Six Months Ended June 30, 2016 and 2015 (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
REVENUES
Premiums	$842,597	$8,110	$848,087	$17,302
Policy charges and fee income	526,019	191,409	675,525	382,792
Net investment income	84,820	34,056	117,830	71,645
Asset administration fees and other income	101,695	54,716	129,026	108,759
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	0	(19)	(3,755)	(44)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income (loss)	0	8	1,818	24
Other realized investment gains (losses), net	(2,447,694)	(9,145)	(2,459,999)	4,339
Total realized investment gains (losses), net	(2,447,694)	(9,156)	(2,461,936)	4,319
Total revenues	(892,563)	279,135	(691,468)	584,817
BENEFITS AND EXPENSES
Policyholders’ benefits	539,603	11,657	563,279	23,646
Interest credited to policyholders’ account balances	55,141	16,268	186,800	107,898
Amortization of deferred policy acquisition costs	77,865	7,327	285,341	148,387
General, administrative and other expenses	542,453	87,634	609,232	174,706
Total benefits and expenses	1,215,062	122,886	1,644,652	454,637
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	(2,107,625)	156,249	(2,336,120)	130,180
Income tax expense (benefit)	(791,395)	24,335	(877,225)	19,568
NET INCOME (LOSS)	(1,316,230)	131,914	(1,458,895)	110,612
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(11)	19	17	(40)
Net unrealized investment gains (losses):
Unrealized investment gains (losses) for the period	357,485	(38,033)	382,987	(23,240)
Reclassification adjustment for (gains) losses included in net income	(87,081)	(3,042)	(84,935)	(4,904)
Net unrealized investment gains (losses)	270,404	(41,075)	298,052	(28,144)
Other comprehensive income (loss), before tax:	270,393	(41,056)	298,069	(28,184)
Less: Income tax expense (benefit) related to other comprehensive income (loss)
Foreign currency translation adjustments	(4)	7	6	(14)
Net unrealized investment gains (losses)	94,642	(14,335)	104,318	(9,809)
Total	94,638	(14,328)	104,324	(9,823)
Other comprehensive income (loss), net of tax	175,755	(26,728)	193,745	(18,361)
COMPREHENSIVE INCOME (LOSS)	$(1,140,475)	$105,186	$(1,265,150)	$92,251

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation
Unaudited Interim Statements of Equity
Six Months Ended June 30, 2016 and 2015 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2015	$2,500	$901,422	$396,830	$46,166	$1,346,918
Contributed capital	0	8,421,955	0	0	8,421,955
Parent/child asset transfers	0	(72,179)	0		(72,179)
Comprehensive income:
Net income (loss)	0	0	(1,458,895)	0	(1,458,895)
Other comprehensive income (loss), net of tax	0	0	0	193,745	193,745
Total comprehensive income (loss)					(1,265,150)
Balance, June 30, 2016	$2,500	$9,251,198	$(1,062,065)	$239,911	$8,431,544

	Common Stock	Additional Paid-in Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2014	$2,500	$901,422	$673,613	$84,622	$1,662,157
Distribution to parent	0	0	(270,000)	0	(270,000)
Comprehensive income:
Net income (loss)	0	0	110,612	0	110,612
Other comprehensive income (loss), net of tax	0	0	0	(18,361)	(18,361)
Total comprehensive income (loss)					92,251
Balance, June 30, 2015	$2,500	$901,422	$514,225	$66,261	$1,484,408

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation
Unaudited Interim Statements of Cash Flows
Six Months Ended June 30, 2016 and 2015 (in thousands)

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,458,895)	$110,612
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Policy charges and fee income	248	1,170
Realized investment (gains) losses, net	2,461,936	(4,319)
Depreciation and amortization	4,449	33,070
Interest credited to policyholders’ account balances	186,800	107,898
Change in:
Future policy benefits	122,101	116,048
Accrued investment income	(56,317)	1,929
Net receivable from/payable to parent and affiliates	(67,903)	(16,273)
Deferred sales inducements	(1,021)	(816)
Deferred policy acquisition costs	184,639	147,450
Income taxes	(1,012,760)	66,048
Reinsurance recoverables	(15,315)	(137,727)
Bonus reserve	0	(38,271)
Derivatives, net	10,192,618	3,003
Deferred gain/(loss) on reinsurance	311,345	0
Other, net	84,739	(6,770)
Cash flows from (used in) operating activities	$10,936,664	$383,052
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	$3,394,668	$291,789
Commercial mortgage and other loans	46,114	17,099
Trading account assets	869	2,399
Policy loans	1,172	487
Other long-term investments	1,462	2,328
Short-term investments	705,392	1,073,562
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(3,635,594)	(99,362)
Commercial mortgage and other loans	(113,832)	(1,492)
Trading account assets	(1,814)	(2,038)
Policy loans	(260)	(346)
Other long-term investments	(31,020)	(368)
Short-term investments	(1,112,514)	(1,082,830)
Notes receivable from parent and affiliates, net	(12,765)	269
Derivatives, net	(48,220)	1,360
Other, net	0	127
Cash flows from (used in) investing activities	$(806,342)	$202,984
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash collateral for loaned securities	1,251	(561)
Proceeds from the issuance of debt (maturities longer than 90 days)	125,000	0
Repayments of debt (maturities longer than 90 days)	(268,000)	0

Net decrease in short-term borrowing	(1,000)	(54,354)
Drafts outstanding	(4,903)	6,136
Distribution to parent	0	(270,000)
Contributed capital	781,125	0
Policyholders’ account balances:
Deposits	637,886	509,561
Withdrawals	(736,708)	(773,739)
Cash flows from (used in) financing activities	$534,651	$(582,957)
NET INCREASE IN CASH AND CASH EQUIVALENTS	10,664,973	3,079
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	536	594
CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,665,509	$3,673

Significant Non-Cash Transactions

Cash Flows from Investing and Financing Activities for the six months ended June 30, 2016 excludes certain non-cash transactions related to the Variable Annuities Recapture. See Note 1 for additional information.

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

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

Beginning in March 2010, the Company ceased offering its variable annuity products (and where offered, the companion market value adjustment option) to new investors upon the launch of a new product line by each of Pruco Life Insurance Company ("Pruco Life") and its wholly-owned subsidiary Pruco Life Insurance Company of New Jersey ("PLNJ") (which are affiliates of the Company). These initiatives were implemented to create operational and administrative efficiencies by offering a single product line of annuity products from a more limited group of legal entities. During 2012, the Company suspended additional customer deposits for variable annuities with certain optional living benefit riders. However, subject to applicable contract provisions and administrative rules, the Company continues to accept additional customer deposits on certain in force contracts.

The Company is engaged in a business that is highly competitive because of the large number of stock and mutual life insurance companies and other entities engaged in marketing long-term savings and retirement products, including insurance products, and individual and group annuities.

On August 31, 2013, the Company redomesticated from Connecticut to Arizona. As a result of the redomestication, the Company is now an Arizona insurance company and its principal insurance regulatory authority is the Arizona Department of Insurance. The redomestication also resulted in the Company being domiciled in the same jurisdiction as the then primary reinsurer of the Company's living benefits, Pruco Reinsurance, Ltd. ("Pruco Re") which enabled the Company to claim statutory reserve credit for business ceded to Pruco Re without the need for Pruco Re to collateralize its obligations under the reinsurance agreement. As of April 1, 2016, the Company no longer reinsures its living benefits to Pruco Re.

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

Through March 31, 2016, the Company reinsured the majority of its variable annuity living benefit guarantees to its affiliated companies, Pruco Re and Prudential Insurance. Effective April 1, 2016, the Company recaptured the risks related to its variable annuity living benefit riders that were previously reinsured to Pruco Re and Prudential Insurance. In addition, the Company reinsured the variable annuity base contracts, along with the living benefit riders, from Pruco Life, excluding the PLNJ business which was reinsured to Prudential Insurance under a coinsurance and modified coinsurance agreement. This reinsurance agreement covers new and in force business and excludes business reinsured externally. The product risks related to the reinsured business are being managed in the Company. In addition, the living benefit hedging program related to the reinsured living benefit riders is being managed within the Company. These series of transactions are collectively referred to as the "Variable Annuities Recapture".

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

The financial statement impacts of these transactions were as follows:

Effected Financial Statement Lines Only
Interim Statement of Financial Position

	Balance as of March 31, 2016	Impacts of Recapture	Impacts of Reinsurance	Total
	(in millions)
ASSETS
Total investments(1)	$3,343	$3,084	$10,624	$17,051
Cash and cash equivalents	106	11	1,024	1,141
Deferred policy acquisition costs	537	0	3,134	3,671
Reinsurance recoverables	3,776	(3,401)	320	695
Deferred sales inducements	327	0	500	827
Income tax receivable(2)	0	115	2,441	2,556
TOTAL ASSETS	46,694	(191)	18,043	64,546
LIABILITIES AND EQUITY
LIABILITIES
Policyholders' account balances	$2,422	$0	$2,387	$4,809
Future policy benefits	4,295	0	6,972	11,267
Short-term and long-term debt to affiliates(3)	0	0	1,268	1,268
Other liabilities	114	0	630	744
TOTAL LIABILITIES	45,472	0	11,257	56,729
EQUITY
Additional paid-in capital(4)	901	0	8,422	9,323
Retained Earnings	254	(191)	(1,600)	(1,537)
Accumulated other comprehensive income	64	0	(36)	28
TOTAL EQUITY	1,222	(191)	6,786	7,817
TOTAL LIABILITIES AND EQUITY	46,694	(191)	18,043	64,546

Significant Non-Cash Transactions
(1) The increase in total investments includes non-cash activities of $3.1 billion for assets received related to the recapture transaction with Pruco Re, $7.1 billion for assets received related to the reinsurance transaction with Pruco Life and $3.6 billion related to capital contributions from PAI.
(2) Prudential Financial contributed current tax receivables of $1.5 billion to the Company as part of the Variable Annuities Recapture.
(3) The Company incurred ceding commissions of $3.6 billion, of which $1.1 billion was in the form of reassignment of debt from Pruco Life.
(4) The increase in additional paid-in capital ("APIC") includes non-cash capital contributions from PAI of $3.6 billion in invested assets, $1.5 billion of current tax receivable and $2.5 billion funding for the ceding commission for the reinsurance transaction with Pruco Life.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Interim Statement of Operations and Comprehensive Income (Loss)

For the three and six months ended June 30, 2016	Impacts of Recapture	Impacts of Reinsurance	Total Impacts
	(in millions)
REVENUES
Premiums	$0	$832	$832
Realized investment gains (losses), net	(305)	(2,561)	(2,866)
TOTAL REVENUES	(305)	(1,729)	(2,034)
BENEFITS AND EXPENSES
Policyholders' benefits	0	522	522
General, administrative and other expenses	0	310	310
TOTAL BENEFITS AND EXPENSES	0	832	832
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	(305)	(2,561)	(2,866)
Income tax expense (benefit)	(115)	(961)	(1,076)
NET INCOME (LOSS)	$(190)	$(1,600)	$(1,790)

Affiliated Asset Transfers

Affiliate	Period	Transaction	Security Type	Fair Value	Book Value	APIC Increase/ (Decrease)	Realized Investment Gain/(Loss), Net	Derivative Gain/(Loss)
				(in millions)
Pruco Re	Apr - June 2016	Purchase	Derivatives	$3,084	$3,084	$0	$0	$0
Pruco Life	Apr - June 2016	Purchase	Fixed Maturity, Trading Account Assets, Commercial Mortgages, Derivatives, JV/LP Investments and Short-Term Investments	$6,994	$6,994	$0	$0	$0
PAI	Apr - June 2016	Contributed Capital	Fixed Maturity, Trading Account Assets and Derivatives	$3,517	$3,517	$3,517	$0	$0

As part of the recapture transaction, the Company received invested assets of $3.1 billion as consideration from Pruco Re, which is equivalent to the amount of statutory reserve credit taken as of March 31, 2016, and unwound the associated reinsurance recoverable of $3.4 billion. As a result of the recapture transaction, the Company recognized a loss of $0.3 billion immediately.

For the reinsurance transaction, the Company received invested assets of $7.1 billion as consideration from Pruco Life and established reserves of $9.4 billion. In addition, the Company incurred ceding commissions of $3.6 billion, of which $1.1 billion was in the form of reassignment of debt from Pruco Life. Also, the Company established Deferred Policy Acquisition Costs ("DAC") and Deferred Sales Inducements ("DSI") balances, which were equivalent to the ceding commission incurred by the Company. For the reinsurance of the variable annuity base contracts, the Company recognized a benefit of $0.3 billion, which was deferred through General, administrative and other expenses. For the reinsurance of the living benefit riders, the Company recognized a loss of $2.6 billion immediately since they are accounted for as free-standing derivatives.

The Company also received a capital contribution of $8.4 billion from PAI.

Basis of Presentation

The Unaudited Interim Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) on a basis consistent with reporting interim financial information in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”).

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

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

In June 2014, the FASB issued updated guidance (ASU 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures) that requires repurchase-to-maturity transactions to be accounted for as

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

secured borrowings and eliminates existing guidance for repurchase financings. The guidance also requires new disclosures for certain transactions accounted for as secured borrowings and for transfers accounted for as sales when the transferor also retains substantially all of the exposure to the economic return on the transferred financial assets. Accounting changes and new disclosures for transfers accounted for as sales under the new guidance were effective for the first interim or annual period beginning after December 15, 2014 and did not have a significant effect on the Company's financial position, results of operations or financial statement disclosures. Disclosures for certain transactions accounted for as secured borrowings were effective for interim periods beginning after March 15, 2015 and are included in Note 3. The Company applied the modified retrospective method of adoption.

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

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

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

In June 2016, the FASB issued guidance (ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments) that provides a new current expected credit loss model to account for credit losses on certain financial assets and off-balance sheet exposures (e.g., loans held for investment, debt securities held to maturity, reinsurance receivables, net investments in leases and loan commitments). The model requires an entity to estimate lifetime credit losses related to such financial assets and exposures based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The guidance also modifies the current other-than-temporary impairment guidance for available-for-sale debt securities to require the use of an allowance rather than a direct write down of the investment, and replaces existing guidance for purchased credit deteriorated loans and debt securities. The new guidance is effective for financial statements issued by public entities for annual reporting periods beginning after December 15, 2019, and for interim periods within those annual periods. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently assessing the impact of the guidance on the Company’s financial position, results of operations and financial statement disclosures.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

3.    INVESTMENTS

Fixed Maturities and Equity Securities

The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) as of the dates indicated:

	June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(3)
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$3,626,086	$208,833	$8	$3,834,911	$0
Obligations of U.S. states and their political subdivisions	92,710	5,169	0	97,879	0
Foreign government bonds	80,326	8,132	12	88,446	0
Public utilities	458,065	37,012	2,342	492,735	0
Redeemable preferred stock	29,618	1,095	0	30,713	0
All other U.S. public corporate securities	1,769,142	109,669	1,738	1,877,073	0
All other U.S. private corporate securities	918,297	43,180	8,368	953,109	(677)
All other foreign public corporate securities	301,867	8,685	31	310,521	0
All other foreign private corporate securities	422,624	8,523	9,896	421,251	0
Asset-backed securities(1)	322,702	3,309	1,243	324,768	(33)
Commercial mortgage-backed securities	470,728	24,795	0	495,523	0
Residential mortgage-backed securities(2)	221,299	9,112	20	230,391	(6)
Total fixed maturities, available-for-sale	$8,713,464	$467,514	$23,658	$9,157,320	$(716)
Equity securities, available-for-sale
Common Stocks:
Public utilities	$0	$0	$0	$0
Mutual funds	14	4	0	18
Total equity securities, available-for-sale	$14	$4	$0	$18

(1)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

(3)
Represents the amount of OTTI losses in Accumulated Other Comprehensive Income ("AOCI"), which were not included in earnings. Amount excludes $(0.1) million of net unrealized losses on impaired available-for-sale securities relating to changes in the value of such securities subsequent to the impairment measurement date.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(3)
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$12,233	$28	$107	$12,154	$0
Obligations of U.S. states and their political subdivisions	20,116	474	378	20,212	0
Foreign government bonds	43,188	6,123	28	49,283	0
Public utilities	203,803	15,969	4,263	215,509	0
Redeemable preferred stock	0	0	0	0	0
All other U.S. public corporate securities	818,627	52,866	7,717	863,776	0
All other U.S. private corporate securities	494,640	30,996	4,407	521,229	0
All other foreign public corporate securities	132,414	3,781	608	135,587	0
All other foreign private corporate securities	219,009	2,487	15,842	205,654	0
Asset-backed securities(1)	149,196	2,786	692	151,290	(35)
Commercial mortgage-backed securities	211,429	4,963	652	215,740	0
Residential mortgage-backed securities(2)	128,971	4,886	19	133,838	(7)
Total fixed maturities, available-for-sale	$2,433,626	$125,359	$34,713	$2,524,272	$(42)
Equity securities, available-for-sale
Common Stocks:
Public utilities	$0	$0	$0	$0
Mutual funds	14	3	0	17
Total equity securities, available-for-sale	$14	$3	$0	$17

(1)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

(3)
Represents the amount of OTTI losses in AOCI, which were not included in earnings. Amount excludes $0.1 million of net unrealized gains on impaired available-for-sale securities relating to changes in the value of such securities subsequent to the impairment measurement date.

The amortized cost and fair value of fixed maturities by contractual maturities at June 30, 2016, are as follows:

	Available-for-Sale
	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$518,986	$523,796
Due after one year through five years	1,364,658	1,410,184
Due after five years through ten years	1,306,356	1,370,010
Due after ten years	4,508,735	4,802,648
Asset-backed securities	322,702	324,768
Commercial mortgage-backed securities	470,728	495,523
Residential mortgage-backed securities	221,299	230,391
Total	$8,713,464	$9,157,320

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

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

The following table depicts the sources of fixed maturity and equity security proceeds and related investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Fixed maturities, available-for-sale
Proceeds from sales	$3,169,434	$12,061	$3,199,908	$16,797
Proceeds from maturities/repayments	149,237	117,860	194,838	275,006
Gross investment gains from sales, prepayments and maturities	87,833	3,054	87,919	4,956
Gross investment losses from sales and maturities	(752)	(1)	(1,047)	(32)
Equity securities, available-for-sale
Proceeds from sales	$0	$0	$0	$0
Gross investment gains from sales	0	0	0	0
Gross investment losses from sales	0	0	0	0
Fixed maturity and equity security impairments
Net writedowns for OTTI losses on fixed maturities recognized in earnings(1)	$0	$(11)	$(1,937)	$(20)
Writedowns for impairments on equity securities	0	0	0	0

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

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
	(in thousands)
Balance, beginning of period	$1,271	$86
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(1,841)	(1,844)
Credit loss impairments previously recognized on securities impaired to fair value during the period(1)	0	1,189
Increases due to the passage of time on previously recorded credit losses	6	6
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	0	(1)
Assets transferred to parent and affiliates	607	607
Balance, end of period	$43	$43

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
	(in thousands)
Balance, beginning of period	$94	$93
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(3)	(8)
Additional credit loss impairments recognized in the current period on securities previously impaired	11	20
Increases due to the passage of time on previously recorded credit losses	0	0
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(4)	(7)
Assets transferred to parent and affiliates	0	0
Balance, end of period	$98	$98

(1)
Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security's amortized cost.

Trading Account Assets

The following table sets forth the composition of “Trading account assets” as of the dates indicated:

	June 30, 2016		December 31, 2015
	Cost	Fair Value	Cost	Fair Value
	(in thousands)
Fixed maturities	$145,057	$157,710	$0	$0
Equity securities	7,418	10,375	5,618	5,653
Total trading account assets	$152,475	$168,085	$5,618	$5,653

The net change in unrealized gains (losses) from trading account assets still held at period end, recorded within “Asset administration fees and other income,” was $13.7 million and less than $0.1 million for the three months ended June 30, 2016 and 2015, respectively, and $15.6 million and less than $(0.1) million for the six months ended June 30, 2016 and 2015, respectively.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Commercial Mortgage and Other Loans

The Company’s commercial mortgage and other loans are comprised as follows, as of the dates indicated:

	June 30, 2016		December 31, 2015
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage and agricultural property loans by property type:
Apartments/Multi-Family	$278,142	25.9%	$136,190	31.2%
Industrial	192,151	17.8	58,621	13.5
Retail	207,103	19.2	67,358	15.5
Office	244,861	22.7	100,357	23.0
Other	50,428	4.7	18,660	4.3
Hospitality	21,569	2.0	4,963	1.1
Total commercial mortgage loans	994,254	92.3	386,149	88.6
Agricultural property loans	83,105	7.7	49,926	11.4
Total commercial mortgage and agricultural property loans by property type	1,077,359	100.0%	436,075	100.0%
Valuation allowance	(1,582)		(643)
Total net commercial mortgage and agricultural property loans by property type	1,075,777		435,432
Other Loans
Uncollateralized loans	0		2,740
Valuation allowance	0		0
Total net other loans	0		2,740
Total commercial mortgage and other loans	$1,075,777		$438,172

The commercial mortgage and agricultural property loans are geographically dispersed throughout the United States (with the largest concentrations in California (28%), New Jersey (10%) and Texas (9%)) and include loans secured by properties in Europe and Australia at June 30, 2016.

Activity in the allowance for credit losses for all commercial mortgage and other loans, as of the dates indicated, is as follows:

	June 30, 2016
	Commercial Mortgage Loans	Agricultural Property Loans	Uncollateralized Loans	Total
	(in thousands)
Allowance for credit losses, beginning of year	$622	$21	$0	$643
Addition to (release of) allowance for losses	940	(1)	0	939
Charge-offs, net of recoveries	0	0	0	0
Total ending balance	$1,562	$20	$0	$1,582

	December 31, 2015
	Commercial Mortgage Loans	Agricultural Property Loans	Uncollateralized Loans	Total
	(in thousands)
Allowance for credit losses, beginning of year	$455	$27	$0	$482
Addition to (release of) allowance for losses	167	(6)	0	161
Charge-offs, net of recoveries	0	0	0	0
Total ending balance	$622	$21	$0	$643

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans as of the dates indicated:

	June 30, 2016
	Commercial Mortgage Loans	Agricultural Property Loans	Uncollateralized Loans	Total
	(in thousands)
Allowance for Credit Losses:
Individually evaluated for impairment	$0	$0	$0	$0
Collectively evaluated for impairment	1,562	20	0	1,582
Loans acquired with deteriorated credit quality	0	0	0	0
Total ending balance	$1,562	$20	$0	$1,582

Recorded Investment(1):
Gross of reserves: individually evaluated for impairment	$1,784	$0	$0	$1,784
Gross of reserves: collectively evaluated for impairment	992,470	83,105	0	1,075,575
Gross of reserves: loans acquired with deteriorated credit quality	0	0	0	0
Total ending balance, gross of reserves	$994,254	$83,105	$0	$1,077,359

(1)	Recorded investment reflects the carrying value gross of related allowance.

	December 31, 2015
	Commercial Mortgage Loans	Agricultural Property Loans	Uncollateralized Loans	Total
	(in thousands)
Allowance for Credit Losses:
Individually evaluated for impairment	$0	$0	$0	$0
Collectively evaluated for impairment	622	21	0	643
Loans acquired with deteriorated credit quality	0	0	0	0
Total ending balance	$622	$21	$0	$643

Recorded Investment(1):
Gross of reserves: individually evaluated for impairment	$0	$0	$0	$0
Gross of reserves: collectively evaluated for impairment	386,149	49,926	2,740	438,815
Gross of reserves: loans acquired with deteriorated credit quality	0	0	0	0
Total ending balance, gross of reserves	$386,149	$49,926	$2,740	$438,815

(1)	Recorded investment reflects the carrying value gross of related allowance.

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

	June 30, 2016
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

The following tables set forth certain key credit quality indicators based upon the recorded investment gross of allowance for credit losses as of the dates indicated:

	Debt Service Coverage Ratio - June 30, 2016
	Greater than 1.2X	1.0X to <1.2X	Less than 1.0X	Total
	(in thousands)
Loan-to-Value Ratio
0%-59.99%	$618,772	$7,919	$6,283	$632,974
60%-69.99%	306,864	1,798	0	308,662
70%-79.99%	116,502	19,221	0	135,723
Greater than 80%	0	0	0	0
Total commercial mortgage and agricultural property loans	$1,042,138	$28,938	$6,283	$1,077,359

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	Debt Service Coverage Ratio - December 31, 2015
	Greater than 1.2X	1.0X to <1.2X	Less than 1.0X	Total
	(in thousands)
Loan-to-Value Ratio
0%-59.99%	$303,215	$9,073	$992	$313,280
60%-69.99%	95,977	0	0	95,977
70%-79.99%	25,401	1,417	0	26,818
Greater than 80%	0	0	0	0
Total commercial mortgage and agricultural property loans	$424,593	$10,490	$992	$436,075

The following tables provide an aging of past due commercial mortgage and other loans as of the dates indicated, based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage loans on nonaccrual status as of the dates indicated.

	June 30, 2016
	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Commercial Mortgage and Other Loans	NonAccrual Status
	(in thousands)
Commercial mortgage loans	$994,254	$0	$0	$0	$994,254	$0
Agricultural property loans	83,105	0	0	0	83,105	0
Uncollateralized loans	0	0	0	0	0	0
Total	$1,077,359	$0	$0	$0	$1,077,359	$0

	December 31, 2015
	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Commercial Mortgage and Other Loans	NonAccrual Status
	(in thousands)
Commercial mortgage loans	$386,149	$0	$0	$0	$386,149	$0
Agricultural property loans	49,926	0	0	0	49,926	0
Uncollateralized loans	2,740	0	0	0	2,740	0
Total	$438,815	$0	$0	$0	$438,815	$0

See Note 2 to the Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 for further discussion regarding nonaccrual status loans.

For the three and six months ended June 30, 2016 and 2015, there were no commercial mortgage and other loans acquired, other than those through direct origination, nor were there any commercial mortgage and other loans sold. For the three and six months ended June 30, 2016, the Company received $580 million of commercial mortgage and other loans from related parties. See Note 1 for additional information.

The Company’s commercial mortgage and other loans may occasionally be involved in a troubled debt restructuring. As of both June 30, 2016 and December 31, 2015, the Company had no significant commitments to borrowers that have been involved in a troubled debt restructuring. For the three and six months ended June 30, 2016 and 2015, there were no new troubled debt restructurings related to commercial mortgage and other loans and no payment defaults on commercial mortgage and other loans that were modified as a troubled debt restructuring within the twelve months preceding. For additional information relating to the accounting for troubled debt restructurings, see Note 2 to the Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

As of both June 30, 2016 and December 31, 2015, the Company did not have any foreclosed residential real estate property.

Net Investment Income

Net investment income for the three and six months ended June 30, 2016 and 2015, was from the following sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Fixed maturities, available-for-sale	$64,314	$28,861	$93,384	$59,643
Trading account assets	1,063	29	1,065	31
Commercial mortgage and other loans	11,480	5,008	16,376	10,244
Policy loans	222	258	332	388
Short-term investments	7,493	57	7,697	101
Other long-term investments	2,873	1,235	2,987	4,030
Gross investment income	87,445	35,448	121,841	74,437
Less: investment expenses	(2,625)	(1,392)	(4,011)	(2,792)
Net investment income	$84,820	$34,056	$117,830	$71,645

Realized Investment Gains (Losses), Net

Realized investment gains (losses), net, for the three and six months ended June 30, 2016 and 2015, were from the following sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Fixed maturities	$87,081	$3,042	$84,935	$4,904
Equity securities	0	0	0	0
Commercial mortgage and other loans	(1,395)	12	(1,401)	87
Derivatives	(2,533,802)	(12,210)	(2,545,412)	(672)
Other investments	422	0	(58)	0
Realized investment gains (losses), net	$(2,447,694)	$(9,156)	$(2,461,936)	$4,319

Accumulated Other Comprehensive Income (Loss)

The balance of and changes in each component of “Accumulated other comprehensive income (loss)” for the six months ended June 30, 2016 and 2015 are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2015	$(65)	$46,231	$46,166
Change in OCI before reclassifications	17	382,987	383,004
Amounts reclassified from AOCI	0	(84,935)	(84,935)
Income tax benefit (expense)	(6)	(104,318)	(104,324)
Balance, June 30, 2016	$(54)	$239,965	$239,911

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2014	$(30)	$84,652	$84,622
Change in OCI before reclassifications	(40)	(23,240)	(23,280)
Amounts reclassified from AOCI	0	(4,904)	(4,904)
Income tax benefit (expense)	14	9,809	9,823
Balance, June 30, 2015	$(56)	$66,317	$66,261

(1)
Includes cash flow hedges of $14.1 million and $14.8 million as of June 30, 2016 and December 31, 2015, respectively, and $10.0 million and $5.0 million as of June 30, 2015 and December 31, 2014, respectively.

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Amounts reclassified from AOCI(1)(2):
Net unrealized investment gains (losses):
Cash flow hedges—Currency/ Interest rate(3)	$5,256	$702	$5,647	$934
Net unrealized investment gains (losses) on available-for-sale securities	81,825	2,340	79,288	3,970
Total net unrealized investment gains (losses)(4)	87,081	3,042	84,935	4,904
Total reclassifications for the period	$87,081	$3,042	$84,935	$4,904

(1)	All amounts are shown before tax.

(2)	Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.

(3)	See Note 5 for additional information on cash flow hedges.

(4)	See table below for additional information on unrealized investment gains (losses), including the impact on deferred policy acquisition costs and other costs and future policy benefits.

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

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Net Unrealized Investment Gains and Losses on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs and Other Costs	Future Policy Benefits	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2015	$9	$(3)	$0	$14	$20
Net investment gains (losses) on investments arising during the period	(8)	0	0	3	(5)
Reclassification adjustment for (gains) losses included in net income	708	0	0	(248)	460
Reclassification adjustment for (gains) losses excluded from net income(1)	(1,497)	0	0	524	(973)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	51	0	(18)	33
Impact of net unrealized investment (gains) losses on future policy benefits	0	0	10	(4)	6
Balance, June 30, 2016	$(788)	$48	$10	$271	$(459)

(1)	Represents "transfers in" related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

All Other Net Unrealized Investment Gains and Losses in AOCI

	Net Unrealized Gains (Losses) on Investments(2)	Deferred Policy Acquisition Costs and Other Costs	Future Policy Benefits	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2015	$107,451	$(30,465)	$(4,596)	$(26,179)	$46,211
Net investment gains (losses) on investments arising during the period	436,700	0	0	(152,844)	283,856
Reclassification adjustment for (gains) losses included in net income	(85,643)	0	0	29,975	(55,668)
Reclassification adjustment for (gains) losses excluded from net income(1)	1,497	0	0	(524)	973
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	(43,998)	0	15,399	(28,599)
Impact of net unrealized investment (gains) losses on future policy benefits	0	0	(9,768)	3,419	(6,349)
Balance, June 30, 2016	$460,005	$(74,463)	$(14,364)	$(130,754)	$240,424

(1)	Represents "transfers out" related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

(2)	Includes cash flow hedges. See Note 5 for information on cash flow hedges.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Net Unrealized Gains (Losses) on Investments by Asset Class

The table below presents net unrealized gains (losses) on investments by asset class as of the dates indicated:

	June 30, 2016	December 31, 2015
	(in thousands)
Fixed maturity securities on which an OTTI loss has been recognized	$(788)	$9
Fixed maturity securities, available-for-sale—all other	444,644	90,637
Equity securities, available-for-sale	4	3
Affiliated notes	1,574	1,660
Derivatives designated as cash flow hedges (1)	14,090	14,847
Other investments	(307)	304
Net unrealized gains (losses) on investments	$459,217	$107,460

(1)	See Note 5 for more information on cash flow hedges.

Duration of Gross Unrealized Loss Positions for Fixed Maturities and Equity Securities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities and equity securities have been in a continuous unrealized loss position, as of the dates indicated:

	June 30, 2016
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$2,476	$8	$0	$0	$2,476	$8
Obligations of U.S. states and their political subdivisions	0	0	0	0	0	0
Foreign government bonds	7,970	12	0	0	7,970	12
Public utilities	8,402	725	15,328	1,617	23,730	2,342
All other U.S. public corporate securities	63,880	492	19,297	1,246	83,177	1,738
All other U.S. private corporate securities	80,599	7,895	11,903	473	92,502	8,368
All other foreign public corporate securities	3,514	10	9,979	21	13,493	31
All other foreign private corporate securities	116,750	2,412	70,930	7,484	187,680	9,896
Asset-backed securities	98,099	1,050	29,400	193	127,499	1,243
Commercial mortgage-backed securities	0	0	14	0	14	0
Residential mortgage-backed securities	1,057	20	0	0	1,057	20
Total	$382,747	$12,624	$156,851	$11,034	$539,598	$23,658
Equity securities, available-for-sale	$0	$0	$0	$0	$0	$0

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	December 31, 2015
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$8,480	$107	$0	$0	$8,480	$107
Obligations of U.S. states and their political subdivisions	6,887	378	0	0	6,887	378
Foreign government bonds	13,616	28	0	0	13,616	28
Public utilities	49,104	1,421	14,217	2,842	63,321	4,263
All other U.S. public corporate securities	207,578	6,297	29,828	1,420	237,406	7,717
All other U.S. private corporate securities	84,318	4,020	3,550	387	87,868	4,407
All other foreign public corporate securities	76,573	608	0	0	76,573	608
All other foreign private corporate securities	38,047	1,972	85,341	13,870	123,388	15,842
Asset-backed securities	50,195	430	26,359	262	76,554	692
Commercial mortgage-backed securities	55,065	642	833	10	55,898	652
Residential mortgage-backed securities	2,141	19	0	0	2,141	19
Total	$592,004	$15,922	$160,128	$18,791	$752,132	$34,713
Equity securities, available-for-sale	$0	$0	$0	$0	$0	$0

The gross unrealized losses on fixed maturity securities as of June 30, 2016 and December 31, 2015, are composed of $10.5 million and $22.6 million, respectively, related to high or highest quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $13.1 million and $12.1 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of June 30, 2016, the $11.0 million of gross unrealized losses of twelve months or more were concentrated in the consumer non-cyclical, capital goods and finance sectors of the Company’s corporate securities. As of December 31, 2015, the $18.8 million of gross unrealized losses of twelve months or more were concentrated in consumer non-cyclical, capital goods, utility and finance sectors of the Company’s corporate securities. In accordance with its policy described in Note 2 to the Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, the Company concluded that an adjustment to earnings for OTTI for these securities was not warranted at June 30, 2016 or December 31, 2015. These conclusions are based on a detailed analysis of the underlying credit and cash flows on each security. The gross unrealized losses are primarily attributable to general credit spread widening and foreign currency exchange rate movements. As of June 30, 2016, the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

Securities Lending and Repurchase Agreements

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. As of June 30, 2016 and December 31, 2015, the Company had $11.8 million and $10.6 million, respectively, of securities lending transactions recorded as "Cash collateral for loaned securities," all of which were corporate securities. The remaining contractual maturity of all securities lending transactions is overnight and continuous. As of both June 30, 2016 and December 31, 2015, the Company had no repurchase transactions.

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

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Level 1 - Fair value is based on unadjusted quoted prices in active markets that are accessible to the Company for identical assets or liabilities. The Company’s Level 1 assets and liabilities primarily include certain cash equivalents and short-term investments and equity securities that trade on an active exchange market.

Level 2 - Fair value is based on significant inputs, other than quoted prices included in Level 1, that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability through corroboration with observable market data. Level 2 inputs include quoted market prices in active markets for similar assets and liabilities, quoted market prices in markets that are not active for identical or similar assets or liabilities, and other market observable inputs. The Company’s Level 2 assets and liabilities include: fixed maturities (corporate public and private bonds, most government securities, certain asset-backed and mortgage-backed securities, etc.), certain equity securities (mutual funds, which do not trade in active markets because they are not publicly available), certain commercial mortgage loans, certain short-term investments and certain cash equivalents, and certain over-the-counter ("OTC") derivatives.

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

	As of June 30, 2016
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S Treasury securities and obligations of U.S. government authorities and agencies	$0	$3,834,911	$0	$0	$3,834,911
Obligations of U.S. states and their political subdivisions	0	97,879	0	0	97,879
Foreign government bonds	0	88,446	0	0	88,446
U.S. corporate public securities	0	2,128,225	15,000	0	2,143,225
U.S. corporate private securities	0	1,016,593	126,673	0	1,143,266
Foreign corporate public securities	0	342,046	0	0	342,046
Foreign corporate private securities	0	442,283	14,582	0	456,865
Asset-backed securities	0	237,397	87,371	0	324,768
Commercial mortgage-backed securities	0	495,523	0	0	495,523
Residential mortgage-backed securities	0	230,391	0	0	230,391
Subtotal	0	8,913,694	243,626	0	9,157,320
Trading account assets:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	135,572	0	0	135,572
Corporate securities	0	20,443	0	0	20,443
Asset-backed securities	0	1,695	0	0	1,695
Equity securities	5,299	0	5,076	0	10,375
Subtotal	5,299	157,710	5,076	0	168,085
Equity securities, available-for-sale	0	18	0	0	18
Short-term investments	375,000	216,968	450	0	592,418
Cash equivalents	2,473,801	7,816,287	375	0	10,290,463
Other long-term investments	0	12,678,048	0	(12,678,048)	0
Reinsurance recoverables	0	0	345,918	0	345,918
Receivables from parent and affiliates	0	47,247	2,776	0	50,023
Subtotal excluding separate account assets	2,854,100	29,829,972	598,221	(12,678,048)	20,604,245
Separate account assets(2)	0	38,139,052	0	0	38,139,052
Total assets	$2,854,100	$67,969,024	$598,221	$(12,678,048)	$58,743,297
Future policy benefits(3)	$0	$0	$12,326,533	$0	$12,326,533
Payables to parent and affiliates	68,387	3,557,366	0	(2,695,145)	930,608
Total liabilities	$68,387	$3,557,366	$12,326,533	$(2,695,145)	$13,257,141

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	As of December 31, 2015
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S Treasury securities and obligations of U.S. government authorities and agencies	$0	$12,154	$0	$0	$12,154
Obligations of U.S. states and their political subdivisions	0	20,212	0	0	20,212
Foreign government bonds	0	49,283	0	0	49,283
U.S. corporate public securities	0	934,109	15,000	0	949,109
U.S. corporate private securities	0	523,298	107,777	0	631,075
Foreign corporate public securities	0	136,222	0	0	136,222
Foreign corporate private securities	0	220,818	4,531	0	225,349
Asset-backed securities	0	104,797	46,493	0	151,290
Commercial mortgage-backed securities	0	215,740	0	0	215,740
Residential mortgage-backed securities	0	133,838	0	0	133,838
Subtotal	0	2,350,471	173,801	0	2,524,272
Trading account assets:
Equity securities	5,653	0	0	0	5,653
Subtotal	5,653	0	0	0	5,653
Equity securities, available-for-sale	0	17	0	0	17
Short-term investments	157,257	520	450	0	158,227
Cash equivalents	0	0	225	0	225
Other long-term investments(4)	0	135,209	1,565	(21,508)	115,266
Reinsurance recoverables	0	0	3,012,653	0	3,012,653
Receivables from parent and affiliates	0	29,676	7,664	0	37,340
Subtotal excluding separate account assets	162,910	2,515,893	3,196,358	(21,508)	5,853,653
Separate account assets(2)	0	39,250,159	0	0	39,250,159
Total assets	$162,910	$41,766,052	$3,196,358	$(21,508)	$45,103,812
Future policy benefits(3)	$0	$0	$3,134,077	$0	$3,134,077
Payables to parent and affiliates	0	25,277	0	(25,277)	0
Total liabilities	$0	$25,277	$3,134,077	$(25,277)	$3,134,077

(1)
“Netting” amounts represent cash collateral of $9,983 million and $(3.8) million as of June 30, 2016 and December 31, 2015, respectively, and the impact of offsetting asset and liability positions held with the same counterparty, subject to master netting arrangements.

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

(3)
As of June 30, 2016, the net embedded derivative liability position of $12,327 million includes $723 million of embedded derivatives in an asset position and $13,050 million of embedded derivatives in a liability position. As of December 31, 2015, the net embedded derivative liability position of $3,134 million includes $34 million of embedded derivatives in an asset position and $3,168 million of embedded derivatives in a liability position.

(4)	Prior period amounts are presented on a basis consistent with the current period presentation, reflecting the adoption of ASU 2015-07.

The methods and assumptions the Company uses to estimate the fair value of assets and liabilities measured at fair value on a recurring basis are summarized below.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

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

Internally-developed valuations or indicative broker quotes are also used to determine fair value in circumstances where vendor pricing is not available, or where the Company ultimately concludes that pricing information received from the independent pricing services is not reflective of market activity. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may override the information with an internally developed valuation. As of June 30, 2016 and December 31, 2015 overrides on a net basis were not material. Pricing service overrides, internally-developed valuations and indicative broker quotes are generally included in Level 3 in the fair value hierarchy.

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

Trading Account Assets – Trading account assets consist primarily of equity securities whose fair values are determined consistent with similar instruments described above under "Fixed Maturity Securities" and below under “Equity Securities”.

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
Notes to Unaudited Interim Financial Statements—(Continued)

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

Derivatives classified as Level 3 include structured products. These derivatives are valued based upon models, such as Monte Carlo simulation models and other techniques that utilize significant unobservable inputs. Level 3 methodologies are validated through periodic comparison of the Company’s fair values to external broker-dealer values. As of June 30, 2016, there were no internally valued derivatives with the fair value classified within Level 3, and all derivatives were classified within Level 2. As of December 31, 2015, there was $1.6 million of internally valued derivatives with the fair value classified within Level 3. See Note 5 for more details on the fair value of derivative instruments by primary underlying.

As discussed in Note 2, the Company adopted ASU 2015-07, effective January 1, 2016, which resulted in the exclusion of certain "Other long-term investments" from the fair value hierarchy. The guidance was required to be applied retrospectively, and therefore, prior period amounts have been revised to conform to the current period presentation. At June 30, 2016 and December 31, 2015, the fair value of these investments was $0.4 million and $0.6 million, respectively, which had been previously classified in Level 3 at December 31, 2015.

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

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Future Policy Benefits – The liability for future policy benefits is related to guarantees primarily associated with the living benefit features of certain variable annuity contracts offered by the Company, including guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”), and guaranteed minimum income and withdrawal benefits (“GMIWB”), accounted for as embedded derivatives. The fair values of these liabilities are calculated as the present value of future expected benefit payments to contractholders less the present value of future rider fees attributable to the living benefit feature. This methodology could result in either a liability or contra-liability balance, given changing capital market conditions and various actuarial assumptions. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The determination of these risk premiums requires the use of management's judgment. The significant inputs to the valuation models for these embedded derivatives include capital market assumptions, such as interest rate levels and volatility assumptions, the Company’s market-perceived NPR, as well as actuarially determined assumptions, including contractholder behavior, such as lapse rates, benefit utilization rates, withdrawal rates and mortality rates. Since many of these assumptions are unobservable and are considered to be significant inputs to the liability valuation, the liability included in future policy benefits has been reflected within Level 3 in the fair value hierarchy.

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

Transfers between Levels 1 and 2 – Transfers between levels are made to reflect changes in observability of inputs and market activity. Transfers into or out of any level are generally reported as the value as of the beginning of the quarter in which the transfers occur for any such assets still held at the end of the quarter. Periodically there are transfers between Level 1 and Level 2 for assets held in the Company’s Separate Account. During both the three and six months ended June 30, 2016 and 2015, there were no transfers between Level 1 and Level 2.

Level 3 Assets and Liabilities by Price Source – The tables below present the balances of Level 3 assets and liabilities measured at fair value with their corresponding pricing sources.

	As of June 30, 2016
	Internal (1)	External (2)	Total
	(in thousands)
Corporate securities(3)	$141,255	$15,000	$156,255
Asset-backed securities(4)	0	87,371	87,371
Trading account assets:
Equity securities	1,700	3,376	5,076
Short-term investments	450	0	450
Cash equivalents	375	0	375
Reinsurance recoverables	345,918	0	345,918
Receivables from parent and affiliates	0	2,776	2,776
Total assets	$489,698	$108,523	$598,221
Future policy benefits	$12,326,533	$0	$12,326,533
Total liabilities	$12,326,533	$0	$12,326,533

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	As of December 31, 2015
	Internal (1)	External (2)	Total
	(in thousands)
Corporate securities(3)	$111,295	$16,013	$127,308
Asset-backed securities(4)	0	46,493	46,493
Short-term investments	450	0	450
Cash equivalents	225	0	225
Other long-term investments(5)	1,565	0	1,565
Reinsurance recoverables	3,012,653	0	3,012,653
Receivables from parent and affiliates	0	7,664	7,664
Total assets	$3,126,188	$70,170	$3,196,358
Future policy benefits	$3,134,077	$0	$3,134,077
Total liabilities	$3,134,077	$0	$3,134,077

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

	As of June 30, 2016
	Fair Value	Primary Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities	$141,255	Discounted cash flow	Discount rate	2.85%	17.40%	4.86%	Decrease
		Liquidation	Liquidation Value	89.00%	91.00%	90.84%	Increase
Reinsurance recoverables	$345,918	Fair values are determined in the same manner as future policy benefits
Liabilities:
Future policy benefits(2)	$12,326,533	Discounted cash flow	Lapse rate(3)	0%	13%		Decrease
			NPR spread(4)	0.41%	1.76%		Decrease
			Utilization rate(5)	52%	96%		Increase
			Withdrawal rate(6)	See table footnote (6) below.
			Mortality rate(7)	0%	14%		Decrease
			Equity volatility curve	17%	25%		Increase

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	As of December 31, 2015
	Fair Value	Primary Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities	$111,295	Discounted cash flow	Discount rate	3.71%	17.95%	4.43%	Decrease
Reinsurance recoverables	$3,012,653	Fair values are determined in the same manner as future policy benefits
Liabilities:
Future policy benefits(2)	$3,134,077	Discounted cash flow	Lapse rate(3)	0%	14%		Decrease
			NPR spread(4)	0.06%	1.76%		Decrease
			Utilization rate(5)	63%	95%		Increase
			Withdrawal rate(6)	74%	100%		Increase
			Mortality rate(7)	0%	14%		Decrease
			Equity volatility curve	17%	28%		Increase

(1)	Conversely, the impact of a decrease in input would have the opposite impact for the fair value as that presented in the table.

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

(6)
The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of June 30, 2016, the minimum withdrawal assumption rate is 78% and the maximum withdrawal assumption rate may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.

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
Notes to Unaudited Interim Financial Statements—(Continued)

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

	Three Months Ended June 30, 2016
	Fixed Maturities Available-For-Sale
	U.S. Corporate Public Securities	U.S. Corporate Private Securities	Foreign Corporate Private Securities	Asset-Backed Securities	Trading Account Assets -Equity Securities	Short-Term Investments
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$15,000	$116,844	$8,989	$62,719	$2,036	$450
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	2	0	0
Asset management fees and other income	0	0	0	0	(383)	0
Included in other comprehensive income (loss)	0	(1,450)	3,525	263	0	0
Net investment income	0	1,400	77	34	0	0
Purchases	0	11,108	1,991	54,119	3,423	0
Sales	0	0	0	(250)	0	0
Issuances	0	0	0	0	0	0
Settlements	0	(214)	0	(48)	0	0
Transfers into Level 3(1)	0	0	0	0	0	0
Transfers out of Level 3(1)	0	(1,015)	0	(29,468)	0	0
Other(3)	0	0	0	0	0	0
Fair Value, end of period assets/(liabilities)	$15,000	$126,673	$14,582	$87,371	$5,076	$450
Unrealized gains (losses) for assets/(liabilities) still held(2):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	0	0
Asset management fees and other income	0	0	0	0	(383)	0

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended June 30, 2016
	Cash Equivalents	Other Long-term Investments	Reinsurance Recoverables	Receivables from Parent and Affiliates	Future Policy Benefits
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$375	$0	$3,693,262	$2,847	$(3,842,607)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net(6)	0	0	(3,352,275)	0	(8,248,454)
Included in other comprehensive income (loss)	0	0	0	(71)	0
Net investment income	0	0	0	0	0
Purchases	0	0	4,931	0	0
Sales	0	0	0	0	0
Issuances	0	0	0	0	(235,472)
Settlements	0	0	0	0	0
Transfers into Level 3(1)	0	0	0	0	0
Transfers out of Level 3(1)	0	0	0	0	0
Other(3)	0	0	0	0	0
Fair Value, end of period assets/(liabilities)	$375	$0	$345,918	$2,776	$(12,326,533)
Unrealized gains (losses) for assets/(liabilities) still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$35,619	$0	$(8,060,058)
Asset management fees and other income	$0	$0	$0	$0	$0

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	Six Months Ended June 30, 2016
	Fixed Maturities Available-For-Sale
	U.S. Corporate Public Securities	U.S. Corporate Private Securities	Foreign Corporate Private Securities	Asset-Backed Securities	Trading Account Assets -Equity Securities	Short-Term Investments
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$15,000	$107,777	$4,531	$46,493	$0	$450
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	(962)	0	2	0	0
Asset management fees and other income	0	0	0	0	88	0
Included in other comprehensive income (loss)	0	(2,887)	987	38	0	0
Net investment income	0	2,781	127	88	0	0
Purchases	0	11,227	1,990	54,119	3,423	0
Sales	0	0	0	(250)	0	0
Issuances	0	0	0	0	0	0
Settlements	0	(424)	(1,739)	(488)	0	0
Transfers into Level 3(1)	0	10,176	8,686	17,824	0	0
Transfers out of Level 3(1)	0	(1,015)	0	(30,455)	0	0
Other(3)	0	0	0	0	1,565	0
Fair Value, end of period assets/(liabilities)	$15,000	$126,673	$14,582	$87,371	$5,076	$450
Unrealized gains (losses) for assets/(liabilities) still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$(962)	$0	$0	$0	$0
Asset management fees and other income	$0	$0	$0	$0	$88	$0

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	Six Months Ended June 30, 2016
	Cash Equivalents	Other Long-term Investments	Reinsurance Recoverables	Receivables from Parent and Affiliates	Future Policy Benefits
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$225	$1,565	$3,012,653	$7,664	$(3,134,077)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net(6)	0	0	(2,727,301)	0	(8,898,484)
Asset management fees and other income	0	0	0	0	0
Included in other comprehensive income (loss)	0	0	0	69	0
Net investment income	0	0	0	0	0
Purchases	150	0	60,566	0	0
Sales	0	0	0	(2,000)	0
Issuances	0	0	0	0	(293,972)
Settlements	0	0	0	0	0
Transfers into Level 3(1)	0	0	0	0	0
Transfers out of Level 3(1)	0	0	0	(2,957)	0
Other(3)	0	(1,565)	0	0	0
Fair Value, end of period assets/(liabilities)	$375	$0	$345,918	$2,776	$(12,326,533)
Unrealized gains (losses) for assets/(liabilities) still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$90,507	$0	$(8,526,179)
Asset management fees and other income	$0	$0	$0	$0	$0

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended June 30, 2015
	Fixed Maturities Available-For-Sale(4)
	U.S. Corporate Public Securities	U.S. Corporate Private Securities	Foreign Corporate Private Securities	Asset-Backed Securities	Short-Term Investments
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$16,727	$101,595	$0	$48,838	$0
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	(1)	0
Asset management fees and other income	0	0	0	0	0
Included in other comprehensive income (loss)	0	(344)	0	130	0
Net investment income	0	1,309	0	(1)	0
Purchases	15,000	337	0	7,871	300
Sales	(15,000)	(217)	0	(7,884)	0
Issuances	0	0	0	0	0
Settlements	0	(197)	0	(559)	0
Transfers into Level 3(1)	0	0	0	985	0
Transfers out of Level 3(1)	(1,727)	0	0	(5,938)	0
Fair Value, end of period assets/(liabilities)	$15,000	$102,483	$0	$43,441	$300
Unrealized gains (losses) for assets still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0
Asset management fees and other income	$0	$0	$0	$0	$0

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended June 30, 2015
	Cash Equivalents	Other Long- Term Investments(4)	Reinsurance Recoverables	Receivables from Parent and Affiliates	Future Policy Benefits
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$225	$635	$3,300,612	$24,015	$(3,430,249)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	(1,144,189)	(1)	1,190,254
Asset management fees and other income	0	3	0	0	0
Included in other comprehensive income (loss)	0	0	0	104	0
Net investment income	0	0	0	0	0
Purchases	0	0	57,543	0	0
Sales	0	0	0	0	0
Issuances	0	0	0	0	(60,424)
Settlements	0	0	0	0	0
Transfers into Level 3(1)	0	0	0	0	0
Transfers out of Level 3(1)	0	0	0	(19,341)	0
Fair Value, end of period assets/(liabilities)	$225	$638	$2,213,966	$4,777	$(2,300,419)
Unrealized gains (losses) for assets/(liabilities) still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$(846,449)	$(296,305)	$1,160,988
Asset management fees and other income	$0	$3	$0	$0	$0

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	Six Months Ended June 30, 2015
	Fixed Maturities Available-For-Sale(4)
	U.S. Corporate Public Securities	U.S. Corporate Private Securities	Foreign Corporate Private Securities	Asset-Backed Securities(5)	Short-Term Investments
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$16,860	$98,544	$666	$40,524	$0
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	62	(1)	0
Asset management fees and other income	0	0	0	0	0
Included in other comprehensive income (loss)	(23)	(490)	(51)	211	0
Net investment income	9	2,576	1	11	0
Purchases	30,000	2,608	0	7,871	300
Sales	(30,000)	(429)	0	(7,884)	0
Issuances	0	0	0	0	0
Settlements	(119)	(326)	(678)	(1,138)	0
Transfers into Level 3(1)	0	0	0	10,768	0
Transfers out of Level 3(1)	(1,727)	0	0	(6,921)	0
Fair Value, end of period assets/(liabilities)	$15,000	$102,483	$0	$43,441	$300
Unrealized gains (losses) for assets still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0
Asset management fees and other income	$0	$0	$0	$0	$0

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	Six Months Ended June 30, 2015
	Cash Equivalents	Other Long- Term Investments(4)	Reinsurance Recoverables	Receivables from Parent and Affiliates	Future Policy Benefits
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$225	$633	$2,996,154	$22,320	$(3,112,411)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	(897,375)	0	932,939
Asset management fees and other income	0	5	0	0	0
Included in other comprehensive income (loss)	0	0	0	(188)	0
Net investment income	0	7	0	0	0
Purchases	0	0	115,187	0	0
Sales	0	0	0	0	0
Issuances	0	0	0	0	(120,947)
Settlements	0	(7)	0	0	0
Transfers into Level 3(1)	0	0	0	1,986	0
Transfers out of Level 3(1)	0	0	0	(19,341)	0
Fair Value, end of period assets/(liabilities)	$225	$638	$2,213,966	$4,777	$(2,300,419)
Unrealized gains (losses) for assets/(liabilities) still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$(846,449)	$0	$880,403
Asset management fees and other income	$0	$5	$0	$0	$0

(1)	Transfers into or out of any level are generally reported as the value as of the beginning of the quarter in which the transfer occurs for any such assets still held at the end of the quarter.

(2)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

(3)	Primarily related to private warrants reclassified from derivatives to trading securities.

(4)	Prior period amounts have been reclassified to conform to current period presentation, including the adoption of ASU 2015-07.

(5)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(6)
Realized investment gains (losses) on Future Policy Benefits and Reinsurance Recoverables primarily represents the change in the fair value of the Company's living benefit guarantees on certain of its variable annuity contracts. Refer to Note 1 for impacts to Realized investment gains (losses) related to the Variable Annuities Recapture.

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

	June 30, 2016
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$1,115,338	$1,115,338	$1,075,777
Policy loans	0	0	12,827	12,827	12,827
Cash and cash equivalents	10,046	365,000	0	375,046	375,046
Accrued investment income	0	78,932	0	78,932	78,932
Receivables from parent and affiliates	0	76,956	0	76,956	76,956
Other assets	0	1,586	0	1,586	1,586
Total assets	$10,046	$522,474	$1,128,165	$1,660,685	$1,621,124
Liabilities:
Policyholders’ account balances - investment contracts	$0	$0	$243,996	$243,996	$242,788
Cash collateral for loaned securities	0	11,819	0	11,819	11,819
Short-term debt	0	28,354	0	28,354	28,101
Long-term debt	0	1,015,901	0	1,015,901	971,899
Payables to parent and affiliates	0	1,127	0	1,127	1,127
Other liabilities	0	321,661	66,192	387,853	387,853
Separate account liabilities - investment contracts	0	237	0	237	237
Total liabilities	$0	$1,379,099	$310,188	$1,689,287	$1,643,824

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	December 31, 2015(2)
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$2,793	$448,349	$451,142	$438,172
Policy loans	0	0	13,054	13,054	13,054
Cash and cash equivalents	311	0	0	311	311
Accrued investment income	0	22,615	0	22,615	22,615
Receivables from parent and affiliates	0	14,868	0	14,868	14,868
Other assets	0	1,085	0	1,085	1,085
Total assets	$311	$41,361	$461,403	$503,075	$490,105
Liabilities:
Policyholders’ account balances - investment contracts	$0	$0	$102,438	$102,438	$103,003
Cash collateral for loaned securities	0	10,568	0	10,568	10,568
Short-term debt	0	1,000	0	1,000	1,000
Payables to parent and affiliates	0	25,678	0	25,678	25,678
Other liabilities	0	83,464	0	83,464	83,464
Separate account liabilities - investment contracts	0	293	0	293	293
Total liabilities	$0	$121,003	$102,438	$223,441	$224,006

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

(2)
As discussed in Note 2, the Company adopted ASU 2015-07, effective January 1, 2016, which resulted in the exclusion of certain other long-term investments from the fair value hierarchy. The guidance was required to be applied retrospectively, and therefore, prior period amounts have been conformed to the current period presentation. At June 30, 2016 and December 31, 2015, the fair values of these cost method investments were $3.2 million and $3.3 million, respectively, which had been previously classified in level 3 at December 31, 2015. The carrying values of these investments were $3.0 million and $3.1 million as of June 30, 2016 and December 31, 2015, respectively.

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

Other Long-Term Investments

Other long-term investments include investments in joint ventures and limited partnerships. The estimated fair values of these cost method investments are generally based on the Company’s share of the NAV as provided in the financial statements of the investees. In certain circumstances, management may adjust the NAV by a premium or discount when it has sufficient evidence to support applying such adjustments. No such adjustments were made as of June 30, 2016 and December 31, 2015.

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

5.    DERIVATIVE INSTRUMENTS

Types of Derivative Instruments and Derivative Strategies

Interest Rate Contracts

Interest rate swaps, options and futures are used by the Company to reduce risks from changes in interest rates, manage interest rate exposures arising from mismatches between assets and liabilities (including duration mismatches) and to hedge against changes in the value of assets it owns or anticipates acquiring or selling.

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

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

The Company also uses swaptions, interest rate caps and interest rate floors to manage interest rate risk. A swaption is an option to enter into a swap with a forward starting effective date. The Company pays a premium for purchased swaptions and receives a premium for written swaptions. In an interest rate cap, the buyer receives payments at the end of each period in which the interest rate exceeds the agreed strike price. Similarly, in an interest rate floor, the buyer receives payments at the end of each period in which the interest rate is below the agreed strike price. Swaptions and interest rate caps and floors are included in interest rate options.

In exchange-traded interest rate futures transactions, the Company purchases or sells a specified number of contracts, the values of which are determined by the values of underlying referenced investments, and posts variation margin on a daily basis in an amount equal to the difference in the daily market values of those contracts. The Company enters into exchange-traded futures with regulated futures commission’s merchants who are members of a trading exchange.

Equity Contracts

Equity index options and futures are contracts which will settle in cash based on differentials in the underlying indices at the time of exercise and the strike price. The Company uses combinations of purchases and sales of equity index derivatives to hedge the effects of adverse changes in equity indices within a predetermined range.

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

Credit Contracts

Credit derivatives are used by the Company to enhance the return on the Company’s investment portfolio by creating credit exposure similar to an investment in public fixed maturity cash instruments. With credit derivatives the Company sells credit protection on a single name reference, or certain index reference, and in return receives a quarterly premium. With credit default derivatives, this premium or credit spread generally corresponds to the difference between the yield on the referenced name’s public fixed maturity cash instruments and swap rates, at the time the agreement is executed. If there is an event of default by the referenced name, as defined by the agreement, then the Company is obligated to pay the counterparty the referenced amount of the contract and receive in return the referenced defaulted security or similar security or pay the referenced amount less the auction recovery rate. See "Credit Derivatives" below for a discussion of guarantees related to credit derivatives written. In addition to selling credit protection, the Company may purchase credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Embedded Derivatives

The Company sold variable annuity products, which may include guaranteed benefit features that are accounted for as embedded derivatives. Related to these embedded derivatives, the Company has entered into reinsurance agreements to transfer the risk associated with certain benefit features to an affiliate, Prudential Insurance. Additionally, the Company assumed variable annuities living benefit riders from Pruco Life, excluding PLNJ business which was reinsured to Prudential Insurance. These reinsurance agreements are derivatives accounted for in the same manner as embedded derivatives. See Note 1 for additional information on the change to the reinsurance agreements effective April 1, 2016.

These derivatives are carried at fair value and are marked to market through “Realized investment gains (losses), net” based on the change in value of the underlying contractual guarantees, which are determined using valuation models, as described in Note 4.

The table below provides a summary of the gross notional amount and fair value of derivatives contracts by the primary underlying, excluding embedded derivatives which are recorded with the associated host and related reinsurance recoverables. Many derivative instruments contain multiple underlyings. The fair value amounts below represent the gross fair value of derivative contracts prior to taking into account the netting effects of master netting agreements, cash collateral held with the same counterparty, and non-performance risk.

	June 30, 2016			December 31, 2015
		Gross Fair Value			Gross Fair Value
Primary Underlying	Notional	Assets	Liabilities	Notional	Assets	Liabilities
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Foreign Currency Swaps	$367,928	$35,322	$(1,903)	$115,358	$15,910	$(206)
Total Qualifying Hedges	$367,928	$35,322	$(1,903)	$115,358	$15,910	$(206)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Futures	$3,318,000	$0	$(30,069)	$0	$0	$0
Interest Rate Swaps	93,630,825	11,765,069	(3,132,401)	1,872,750	84,817	(13,452)
Interest Rate Options	13,905,000	690,424	(93,364)	100,000	9,431	0
Interest Rate Forwards	498,498	38,890	0	0	0	0
Foreign Currency
Foreign Currency Forwards	5,985	228	0	2,752	23	0
Currency/Interest Rate
Foreign Currency Swaps	128,121	16,710	(179)	77,729	11,220	0
Equity
Equity Futures	3,422,703	0	(38,318)	0	0	0
Total Return Swaps	18,745,844	70,397	(231,123)	217,999	320	(3,626)
Equity Options	23,639,762	61,008	(98,397)	18,286,800	15,054	(7,993)
Total Non-Qualifying Hedges	$157,294,738	$12,642,726	$(3,623,851)	$20,558,030	$120,865	$(25,071)
Total Derivatives (1)	$157,662,666	$12,678,048	$(3,625,754)	$20,673,388	$136,775	$(25,277)

(1)
Excludes embedded derivatives and the related reinsurance recoverables which contain multiple underlyings. The fair value of these embedded derivatives was a net liability of $12,327 million and $3,134 million as of June 30, 2016 and December 31, 2015, respectively, included in “Future policy benefits.” The fair value of the related reinsurance recoverable was an asset of $346 million and $3,013 million as of June 30, 2016 and December 31, 2015, respectively, included in "Reinsurance recoverables". See Note 7 for additional information on these reinsurance agreements.

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

	June 30, 2016
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$12,678,048	$(12,678,048)	$0	$0	$0
Offsetting of Financial Liabilities:
Derivatives	$3,557,366	$(2,695,145)	$862,221	$(700,351)	$161,870

	December 31, 2015
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$135,210	$(21,508)	$113,702	$(101,288)	$12,414
Offsetting of Financial Liabilities:
Derivatives	$25,277	$(25,277)	$0	$0	$0

(1)	Amounts exclude the excess of collateral received/pledged from/to the counterparty.

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

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended June 30, 2016
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$794	$5,375	$3,426
Total cash flow hedges	0	794	5,375	3,426
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	2,506,409	0	0	0
Currency	247	0	0	0
Currency/Interest Rate	10,929	0	241	0
Credit	0	0	0	0
Equity	(467,147)	0	0	0
Embedded Derivatives	(4,584,240)	0	0	0
Total non-qualifying hedges	(2,533,802)	0	241	0
Total	$(2,533,802)	$794	$5,616	$3,426

	Six Months Ended June 30, 2016
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$1,045	$5,545	$(757)
Total cash flow hedges	0	1,045	5,545	(757)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	2,551,558	0	0	0
Currency	121	0	0	0
Currency/Interest Rate	7,871	0	206	0
Credit	0	0	0	0
Equity	(486,561)	0	0	0
Embedded Derivatives	(4,618,401)	0	0	0
Total non-qualifying hedges	(2,545,412)	0	206	0
Total	$(2,545,412)	$1,045	$5,751	$(757)

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended June 30, 2015
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$154	$(13)	$(3,088)
Total cash flow hedges	0	154	(13)	(3,088)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(44,242)	0	0	0
Currency	18	0	0	0
Currency/Interest Rate	(790)	0	3	0
Credit	(1)	0	0	0
Equity	(990)	0	0	0
Embedded Derivatives	33,795	0	0	0
Total non-qualifying hedges	(12,210)	0	3	0
Total	$(12,210)	$154	$(10)	$(3,088)

	Six Months Ended June 30, 2015
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$248	$126	$5,236
Total cash flow hedges	0	248	126	5,236
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(14,198)	0	0	0
Currency	18	0	0	0
Currency/Interest Rate	5,216	0	102	0
Credit	(2)	0	0	0
Equity	(4,873)	0	0	0
Embedded Derivatives	13,167	0	0	0
Total non-qualifying hedges	(672)	0	102	0
Total	$(672)	$248	$228	$5,236

(1)	Amounts deferred in AOCI.

For the three and six months ended June 30, 2016 and 2015, the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations. Also, there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Presented below is a rollforward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in thousands)
Balance, December 31, 2015	$14,847
Net deferred gains (losses) on cash flow hedges from January 1 to June 30, 2016	4,890
Amounts reclassified into current period earnings	(5,647)
Balance, June 30, 2016	$14,090

Using June 30, 2016 values, it is estimated that a pre-tax gain of approximately $4 million will be reclassified from AOCI to earnings during the subsequent twelve months ending June 30, 2017, offset by amounts pertaining to the hedged item. As of June 30, 2016, the Company did not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 20 years. Income amounts deferred in AOCI as a result of cash flow hedges are included in "Net unrealized investment gains (losses)" within OCI in the Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

Credit Derivatives

The Company had no open credit derivative positions where it has written or purchased credit protection as of June 30, 2016 and December 31, 2015.

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

6.    COMMITMENTS, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS

Commitments

The Company had made commitments to fund $72 million and $5 million of commercial loans as of June 30, 2016 and December 31, 2015, respectively. The Company also made commitments to purchase or fund investments, mostly private fixed maturities, of $90 million and $36 million as of June 30, 2016 and December 31, 2015, respectively.

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed. The Company estimates that as of June 30, 2016, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $1 million. This estimate is not an indication of expected loss, if any, or the Company’s maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses also include allocations of stock compensation expenses related to a stock option program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock option program and deferred compensation program was less than $1 million for both the three and six months ended June 30, 2016 and 2015, respectively.

The Company is charged for its share of employee benefits expenses. These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Some of these benefits are based on earnings and length of service. Other benefits are based on an account balance, which takes into consideration age, service and earnings during career. The Company’s share of net expense for the pension plans was less than $1 million for both the three months ended June 30, 2016 and 2015, and less than $1 million for both the six months ended June 30, 2016 and 2015, respectively.

The Company is also charged for its share of the costs associated with welfare plans issued by Prudential Insurance. These expenses include costs related to medical, dental, life insurance and disability. The Company's share of net expense for the welfare plans was less than $1 million for both the three months ended June 30, 2016 and 2015, and $1 million for both the six months ended June 30, 2016 and 2015.

Prudential Insurance sponsors voluntary savings plans for its employees' 401(k) plans. The 401(k) plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The expense charged to the Company for the matching contribution to the 401(k) plans was less than $1 million for both the three and six months ended June 30, 2016 and 2015, respectively.

Cost Allocation Agreements with Affiliates

Certain operating costs (including rental of office space, furniture, and equipment) have been charged to the Company at cost by Prudential Annuities Information Services and Technology Corporation (“PAIST”), an affiliated company. PALAC signed a written service agreement with PAIST for these services executed and approved by the Connecticut Insurance Department in 1995. This agreement automatically continues in effect from year to year and may be terminated by either party upon 30 days written notice. Allocated lease expense was less than $0.30 million for the three and six months ended June 30, 2016 and 2015, respectively. There was no allocated sub-lease rental income, recorded as a reduction to lease expense, for the three and six months ended June 30, 2016. There was minimal sub-lease rental income for the three and six months ended June 30, 2015 since the sub-lease expired.

The Company pays commissions and certain other fees to PAD in consideration for PAD’s marketing and underwriting of the Company’s products. Commissions and fees are paid by PAD to broker-dealers who sold and service the Company’s products. Commissions and fees paid by the Company to PAD were $27 million and $42 million for the three months ended June 30, 2016 and 2015 and $54 million and $85 million for the six months ended June 30, 2016 and 2015, respectively.

Derivative Trades

In its ordinary course of business, the Company enters into OTC derivative contracts with an affiliate, PGF. For these OTC derivative contracts, PGF has a substantially equal and offsetting position with an external counterparty.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Joint Ventures

The Company has made investments in joint ventures with certain subsidiaries of Prudential Financial. "Other long-term investments" includes $97 million as of June 30, 2016 and $45 million as of December 31, 2015. "Net investment income" includes a net gain of $2 million and less than $1 million for the three months ended June 30, 2016 and 2015, respectively and $1 million for both the six months ended June 30, 2016 and 2015 related to these ventures.

Reinsurance Agreements

The Company uses reinsurance as part of its risk management and capital management strategies for certain of its living benefit features and variable annuity base contracts. Through March 31, 2016, the Company reinsured its living benefit guarantees on certain variable annuity products to Pruco Re and Prudential Insurance, which are the legal entities in which we previously executed our living benefit hedging program. Effective April 1, 2016 the Company recaptured the risks related to its variable annuity living benefit riders that were previously reinsured to Pruco Re and Prudential Insurance, as discussed further in Note 1. In addition, the Company reinsured variable annuity base contracts, along with the living benefit riders, from Pruco Life, excluding the PLNJ business which was reinsured to Prudential Insurance. This reinsurance covers new and in force business and excludes business reinsured externally.

Realized investment gains and losses include the impact of reinsurance agreements that are accounted for as embedded derivatives. Changes in the fair value of the embedded derivatives are recognized through "Realized investment gains (losses), net". See Note 5 for additional information related to the accounting for embedded derivatives.

Reinsurance amounts included in the Company's Unaudited Interim Statements of Financial Position as of June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016	December 31, 2015
	(in thousands)
Reinsurance recoverables	$726,914	$3,088,328
Deferred policy acquisition costs	3,108,741	(73,864)
Policyholders’ account balances	2,441,768	0
Future policy benefits and other policyholder liabilities	8,369,073	0
Other liabilities (reinsurance payables)	329,520	250,277
Value of business acquired ("VOBA")	(2,335)	(2,632)
Deferred charges and prepaid assets	455,574	(39,253)

The reinsurance recoverables by counterparty is broken out below.

	June 30, 2016	December 31, 2015
	(in thousands)
Prudential Insurance	$426,599	$323,363
Pruco Life	299,906	0
Pruco Re	0	2,764,927
Unaffiliated	409	38
Total reinsurance recoverables	$726,914	$3,088,328

The tables above include amounts related to the Variable Annuities Recapture effective April 1, 2016, as described in Note 1.

Reinsurance payables related to affiliated reinsurance are reflected in “Payables to parent and affiliates” in the Company’s Unaudited Interim Statements of Financial Position.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Reinsurance amounts included in the Company’s Unaudited Interim Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Premiums:
Direct	$11,260	$8,110	$17,048	$17,302
Assumed	831,337	0	831,337	0
Ceded	0	0	(298)	0
Net premiums	842,597	8,110	848,087	17,302
Policy charges and fee income:
Direct	163,088	192,390	324,292	384,543
Assumed	374,295	0	374,295	0
Ceded	(11,364)	(981)	(23,062)	(1,751)
Net policy charges and fee income	526,019	191,409	675,525	382,792
Interest credited to policyholders’ account balances:
Direct	8,867	16,268	151,863	107,898
Assumed	46,094	0	46,094	0
Ceded	180	0	(11,157)	0
Net interest credited to policyholders’ account balances	55,141	16,268	186,800	107,898
Realized investment gains (losses), net:
Direct	1,547,312	1,147,303	917,202	924,091
Assumed	(3,761,202)	0	(3,761,202)	0
Ceded	(233,804)	(1,156,459)	382,064	(919,772)
Realized investment gains (losses), net	(2,447,694)	(9,156)	(2,461,936)	4,319
Net reinsurance expense allowances, net of capitalization and amortization	609	95	884	323

The table above includes amounts related to the Variable Annuities Recapture effective April 1, 2016, as described in Note 1.

Fees ceded and assumed under these reinsurance agreements are included in “Realized investment gains (losses), net” on the Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

In addition, the Company cedes contract fees to Prudential Insurance and assumes contract fees from Pruco Life, which are included in "Policy charges and fee income".

Affiliated Asset Administration Fee Income

In accordance with a revenue sharing agreement with AST Investment Services, Inc. (“ASTISI”) and Prudential Investments LLC (“Prudential Investments”), the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust and The Prudential Series Fund. Income received from ASTISI and Prudential Investments related to this agreement was $28 million and $53 million for the three months ended June 30, 2016 and 2015, respectively, and $55 million and $106 million for the six months ended June 30, 2016 and 2015, respectively. These revenues are recorded as “Asset administration fees and other income” in the Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

Affiliated Investment Management Expenses

In accordance with an agreement with PGIM, Inc. (“PGIM”), the Company pays investment management expenses to PGIM who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PGIM related to this agreement were $3 million and $1 million for the three months ended June 30, 2016 and 2015, respectively, and $4 million and $3 million for the six months ended June 30, 2016 and 2015, respectively. These expenses are recorded as “Net investment income” in the Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Affiliated Asset Transfers

The Company participates in affiliated asset trades with parent and sister companies. Book and fair value differences for trades with a parent and sister are recognized within "Additional paid-in capital" (“APIC”) and "Realized investment gains (losses), net", respectively. Refer to Note 1 for detail on the affiliated asset transfers related to the Variable Annuities Recapture.

Debt Agreements

The Company is authorized to borrow funds up to $2 billion from Prudential Financial and its affiliates to meet its capital and other funding needs. During the three months ended June 30, 2016, the Company was assigned the below debt from its affiliates as part of its reinsurance agreement. See Note 1 for additional information on the reassignment as part of the Variable Annuity Recapture. The following table provides the breakout of the Company's short-term and long-term debt with affiliates:

Affiliate	Date Issued	Amount of Notes - June 30, 2016	Amount of Notes - December 31, 2015	Interest Rate	Date of Maturity
		(in thousands)
Prudential Insurance	4/20/2016	$28,101	$0	1.89%	6/20/2017
Prudential Insurance	4/20/2016	18,734	0	2.60%	12/15/2018
Prudential Insurance	4/20/2016	25,000	0	2.60%	12/15/2018
Prudential Insurance	4/20/2016	46,835	0	2.80%	6/20/2019
Prudential Insurance	4/20/2016	18,734	0	2.80%	6/20/2019
Prudential Insurance	4/20/2016	37,468	0	3.64%	12/6/2020
Prudential Insurance	4/20/2016	93,671	0	3.64%	12/15/2020
Prudential Insurance	4/20/2016	103,038	0	3.64%	12/15/2020
Prudential Insurance	4/20/2016	93,671	0	3.47%	6/20/2021
Prudential Insurance	4/20/2016	93,671	0	4.39%	12/15/2023
Prudential Insurance	4/20/2016	28,101	0	4.39%	12/15/2023
Prudential Insurance	4/20/2016	37,468	0	3.95%	6/20/2024
Prudential Insurance	4/20/2016	93,671	0	3.95%	6/20/2024
Prudential Insurance	4/20/2016	46,835	0	3.95%	6/20/2024
Prudential Insurance	6/28/2016	30,000	0	2.08%	6/28/2019
Prudential Insurance	6/28/2016	50,000	0	3.87%	6/28/2026
Prudential Insurance	6/28/2016	25,000	0	3.49%	6/28/2026
Prudential Insurance	6/28/2016	26,000	0	2.59%	6/28/2021
Prudential Insurance	6/28/2016	25,000	0	2.08%	6/28/2019
Prudential Insurance	6/28/2016	20,000	0	2.08%	6/28/2019
Prudential Insurance	6/28/2016	25,000	0	3.49%	6/28/2026
Prudential Retirement Insurance & Annuity	6/28/2016	34,000	0	3.09%	6/28/2023
Prudential Funding	12/30/2015	0	1,000	5.05%	1/4/2016
Total Loans Payable to Affiliates		$1,000,000	$1,000

Total interest expense to the Company related to loans payable to affiliates was $18.5 million and less than $1 million for both the three and six months ended June 30, 2016 and 2015, respectively.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Contributed Capital and Dividends

In June of 2016, the Company received a capital contribution in the amount of $8,422 million from Prudential Financial. For the year ended December 31, 2015, the Company did not receive any capital contributions.

During the six months ended June 30, 2016, the Company did not pay any dividends to Prudential Financial. In June and December of 2015, the Company paid dividends in the amounts of $270 million and $180 million, respectively, to Prudential Financial.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Prudential Annuities Life Assurance Corporation (“PALAC” or the “Company”) as of June 30, 2016, compared with December 31, 2015, and its results of operations for the three and six months ended June 30, 2016 and 2015. You should read the following analysis of our financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Beginning in March 2010, the Company ceased offering its variable and fixed annuity products (and where offered, the companion market value adjustment option) to new investors upon the launch of a new product line by each of Pruco Life Insurance Company ("Pruco Life") and Pruco Life Insurance Company of New Jersey ("PLNJ") (which are affiliates of the Company). These initiatives were implemented to create operational and administrative efficiencies by offering a single product line of annuity products from a more limited group of legal entities. During 2012, the Company suspended additional customer deposits for variable annuities with certain optional living benefit guarantees. However, subject to applicable contract provisions and administrative rules, the Company continues to accept additional customer deposits on certain in force contracts.

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

Variable Annuities Recapture

Through March 31, 2016, the Company reinsured the majority of its variable annuity living benefit guarantees to its affiliated companies, Pruco Reinsurance, Ltd. (“Pruco Re”) and Prudential Insurance, in order to facilitate the capital markets hedging program for these living benefit guarantees. Effective April 1, 2016, the Company recaptured the risks related to its variable annuity living benefit guarantees that were previously reinsured to Pruco Re and Prudential Insurance. In addition, the Company reinsured the variable annuity base contracts, along with the living benefit guarantees, from Pruco Life. The reinsurance agreement covers new and in force business and excludes business reinsured externally by Pruco Life. The product risks related to the reinsured business are being managed in the Company. In addition, the living benefit hedging program related to the reinsured living benefit guarantees is being managed within the Company. These series of transactions are collectively referred to as the "Variable Annuities Recapture".

The Variable Annuities Recapture allows the Company to manage the capital and liquidity risks of these products more efficiently by aggregating both the risks and the assets supporting these risks. In connection with this transaction, the Company evaluated the overall risk management strategy including potential future enhancements to the living benefit hedging program. During the third quarter of 2016, the Company began modifying its hedging strategy in order to more efficiently manage capital and liquidity associated with these products while continuing to mitigate fluctuations in net income due to capital market movements, within established tolerances. These modifications include utilizing a combination of traditional fixed income instruments and derivatives to manage the associated risks.

Regulatory Developments

Capital and Prudential Standards

In June 2016, the Board of Governors of the Federal Reserve System (“FRB”) issued an advance notice of proposed rulemaking regarding approaches to regulatory capital requirements for institutions supervised by the FRB that are significantly engaged in insurance activities, including non-bank financial companies (“Designated Financial Companies”) supervised by the FRB under the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), such as Prudential Financial, Inc. ("Prudential Financial"). The advance notice invites comments on a “building block approach” and a “consolidated approach” for determining capital requirements, including which approach is appropriate for Designated Financial Companies. The building block approach would aggregate capital resources and requirements across different legal entities to calculate combined qualifying and required capital for the insurance group. The consolidated approach would categorize insurance liabilities, assets and certain other exposures into risk segments, determine consolidated required capital by applying risk factors to the amounts in each segment, define qualifying capital for the consolidated firm, and then compare consolidated qualifying capital to consolidated required capital. The building block approach and the consolidated approach as described in the advance notice of proposed rulemaking are high level concepts for capital standards, and will ultimately need to be defined in detail in any final standards. The comment period for the advance notice closes on September 16, 2016.

Also in June 2016, the FRB issued proposed enhanced prudential standards for Designated Financial Companies relating to corporate governance, risk management, and liquidity risk management. The proposed corporate governance standards would require Designated Financial Companies to establish and maintain a risk committee of the board of directors and appoint a chief risk officer and chief actuary. The proposed risk management standards would require Designated Financial Companies to establish a risk management framework that includes policies, procedures, processes and systems. The proposed liquidity risk management standards would require periodic cash-flow projections, liquidity stress testing and maintenance of a liquidity buffer. The comment period for this proposal closes on August 17, 2016.

We cannot predict the timing of the issuance or content of final capital requirements or enhanced prudential standards or how the FRB ultimately will apply the final requirements to Prudential Financial. For additional information on FRB supervision, see “Business-Regulation-Dodd-Frank Wall Street Reform and Consumer Protection Act-Regulation as a Designated Financial Company” in our Annual Report on Form 10-K for the year ended December 31, 2015.

DOL Fiduciary Rule

In April 2016, the U.S. Department of Labor (“DOL”) issued a final regulation accompanied by new class exemptions and amendments to long-standing exemptions from the prohibited transaction provisions under the Employee Retirement Income Security Act (“ERISA”) (collectively, the “Rules”), with implementation beginning in April 2017, and compliance with certain additional provisions required by January 2018. The Rules redefine who will be considered a “fiduciary” for purposes of transactions with qualified plans, plan participants and Individual Retirement Accounts (“IRAs”), and generally provide that advice to a plan participant or IRA owner will be treated as a fiduciary activity. We are analyzing the Rules’ impact on our operations and preparing to implement the necessary adjustments to come into alignment with the Rules’ requirements. Overall, we believe the Rules will result in increased compliance costs and may create increased exposure to legal claims under certain circumstances, including class actions. During the second quarter of 2016 several financial services industry groups initiated litigation challenging the Rules on both procedural and substantive grounds. The outcome of these litigations may alter whether and how some or all of the Rules are applied to our businesses. Sales of variable annuities by our retail distributors will be subject to the new "best interest contract exemption", but certain fixed annuities will be subject to a separate exemption. As a result of the Rules, certain distributors may restrict the sale of annuities. In addition, we or our affiliates may need to alter our product design or offerings to meet the needs of distributors in complying with the Rules. We or our affiliates may also need to monitor or limit wholesaling and other sales support and customer service activities if we do not want to be considered a fiduciary under the Rules.

For additional information on the potential impacts of regulation on the Company see “Business-Regulation” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Revenues and Expenses

The Company earns revenues principally from policy charges, fee income, asset administration from insurance and investment products and from net investment income on the investment of general account and other funds. The Company’s operating expenses principally consist of insurance benefits provided and reserves established for anticipated future insurance benefits, interest credited to contractholders' account balances, general business expenses, commissions and other costs of selling and servicing the various products it sold.

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

Profitability

The Company’s profitability depends principally on its ability to manage risk on insurance and annuity products. Profitability also depends on, among other items, our actuarial and contractholder behavior experience on insurance and annuity products, our ability to retain customer assets, generate and maintain favorable investment results, and to manage expenses.

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

Our variable annuities generally provide our contractholders with the opportunity to allocate purchase payments to sub-accounts that invest in underlying mutual funds managed by our affiliates ("proprietary") or a mix of proprietary and non-proprietary mutual funds, frequently under asset allocation programs. Certain products also allow fixed-rate accounts that are backed by investments in the general account and are credited with interest at rates we determine, subject to certain minimums. We also offered fixed annuities that provide a guarantee of principal and interest credited at rates we determine, subject to certain contractual minimums. Certain allocations made in the fixed-rate accounts of our variable annuities and certain fixed annuities impose a market value adjustment if the allocation rate in the fixed rate account or contract is not held to maturity.

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

As mentioned above, in addition to our asset transfer feature, we also manage certain risks associated with our variable annuity products through our living benefits hedging programs and affiliated reinsurance agreements. We use our hedging program to help manage certain risks associated with certain of our guarantees. The hedging program’s objective is to help mitigate fluctuations in net income and capital from living benefit liabilities due to capital market movements, within established tolerances. Through our hedging program, we enter into derivative positions that seek to offset the net change in our hedge target, discussed further below. In addition to mitigating fluctuations of the living benefit liabilities due to capital market movements, the hedging program is also focused on a long-term goal of accumulating assets that could be used to pay claims under these benefits irrespective of market path. For additional information regarding our current hedging program, see “-Variable Annuities Hedging Program Results” below.

During the third quarter of 2016, we began modifying our hedging strategy in order to more efficiently manage capital and liquidity associated with these products while continuing to mitigate fluctuations in net income due to capital market movements, within established tolerances. These modifications include utilizing a combination of traditional fixed income instruments and derivatives to manage the risks associated with our variable annuity living benefit guarantees. For additional information, see “-Liquidity and Capital Resources-Liquidity-Hedging activities associated with living benefit guarantees.”

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

The near-term future equity rate of return assumptions used in evaluating DAC and DSI for our domestic variable annuity products are derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15%, we use our maximum future rate of return. As of June 30, 2016, we assume an 8.0% long-term equity expected rate of return and a 6.3% near-term mean reversion equity rate of return.

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

Variable Annuity Hedging Program Results

Under U.S. GAAP, the liability for certain living benefit guarantees is accounted for as an embedded derivative and recorded at fair value, based on assumptions a market participant would use in valuing these features. The fair value is calculated as the present value of future expected benefit payments to contractholders less the present value of future guarantee fees attributable to the applicable living benefit guarantees using option pricing techniques. See Note 4 to the Unaudited Interim Financial Statements for additional information regarding the methodology and assumptions used in calculating the fair value under U.S. GAAP.

As noted above, we maintain a hedging program to help manage certain capital market risks associated with certain of these guarantees. Our hedging program utilizes an internally-defined hedge target. We review our hedge target and hedging program on an ongoing basis, and may periodically adjust them based on our evaluation of the risks associated with the guarantees and other factors. As of the reporting periods presented, our hedge target includes the following modifications to the assumptions used in the U.S. GAAP valuation:

•	The impact of non-performance risk (“NPR”) is excluded to maximize protection against the entire projected claim irrespective of the possibility of our own default.

•
The assumptions used in the projection of customer account values for fixed income and equity funds and the discounted net living benefits (claims less fees) are adjusted to reflect returns in excess of risk-free rates equal to our expectations of credit or equity risk premiums.

•	Actuarial assumptions are adjusted to remove risk margins and reflect our best estimates.

Due to these modifications, we expect differences each period between the change in the value of the embedded derivative as defined by U.S. GAAP and the change in the value of the hedge positions used to manage the hedge target, thus potentially increasing volatility in U.S. GAAP earnings. Application of the valuation methodologies described above could result in either a liability or contra-liability balance for the fair value of the embedded derivative under U.S. GAAP and/or the value of the hedge target, given changing capital market conditions and various actuarial assumptions.

We seek to offset the changes in our hedge target by entering into a range of exchange-traded, cleared and over-the-counter (“OTC”) equity and interest rate derivatives to hedge certain capital market risks present in our hedge target. The instruments include, but are not limited to: equity and treasury futures; total return and interest rate swaps; and options including equity options, swaptions, and floors and caps.

Due to cash flow timing differences between our hedging instruments and the corresponding hedge target, as well as other factors such as updates to actuarial assumptions which are not hedged, the market value of the hedge portfolio compared to our hedge target measured as of any specific point in time may be different and is not expected to be fully offsetting. In addition to the derivatives held as part of the hedging program, we have cash and other invested assets available to cover the future claims payable under these guarantees and other liabilities. For additional information on the liquidity needs associated with our hedging program, see “-Liquidity and Capital Resources-Liquidity-Hedging activities associated with living benefit guarantees.”

Changes in Financial Position

June 30, 2016 versus December 31, 2015

Total assets increased by $20.3 billion from $47.3 billion at December 31, 2015 to $67.6 billion at June 30, 2016. Significant components were:

•
Total investments and cash and cash equivalents increased $18.5 billion due to $14.6 billion consideration and capital contribution received related to the Variable Annuities Recapture. Also driving the increase was an increase in cash collateral received due to the decline in rates.

•	DAC and DSI increased $3.3 billion mainly due to the establishment of the assets for the Variable Annuities Recapture.

•	Income tax receivable increased $2.2 billion primarily due to the assumption of the deferred tax asset from Pruco Re, in relation to the Variable Annuities Recapture.

Partially offsetting these increases in total assets were the following items:

•	Reinsurance recoverables declined $2.4 billion primarily driven by the recapture of the living benefit guarantees from our captive reinsurer as part of the Variable Annuities Recapture.

•	Separate account assets declined $1.1 billion primarily driven by net outflows and continued surrenders on runoff block and contract charges, partially offset by favorable fund performance.

Total liabilities increased by $13.3 billion, from $45.9 billion at December 31, 2015 to $59.2 billion at June 30, 2016. Significant components were:

•
Future policy benefits and other policyholder liabilities increased $9.7 billion driven by the recapture and reinsurance related to the Variable Annuities Recapture, as discussed above, partially offset by the $1.5 billion favorable impact of the annual assumption update, as discussed further below.

•	Policyholders' account balances increased $2.4 billion due to the Variable Annuities Recapture.

•	Long-term and short-term debt increased $1.0 billion primarily due to the reassignment of debt from Pruco Life as part of the Variable Annuities Recapture.

•	Payables to parents and affiliates increased $1.0 billion mainly due to the Company's derivative assets being in a liability position due to timing of the receipt of collateral.

•	Other liabilities increased $0.6 billion primarily due to the deferred gain recognized for the Variable Annuities Recapture and investment payables on fixed maturities.

Partially offsetting these increases in total liabilities was the following item:

•	Decrease in Separate account liabilities of $1.1 billion, offsetting the decrease in separate account assets discussed above.

Total equity increased by $7.1 billion from $1.3 billion at December 31, 2015 to $8.4 billion at June 30, 2016, reflecting capital contributions of $8.4 billion relating to the Variable Annuities Recapture, partially offset by a net loss of $1.5 billion for the six months ended June 30, 2016.

Results of Operations

Income (Loss) from Operations before Income Taxes

2016 to 2015 Three Months Comparison

Loss from operations before income taxes increased $2.3 billion from income of $0.2 billion in the second quarter of 2015 to a loss of $2.1 billion in the second quarter of 2016.

The increase in loss from operations before income taxes was driven by an increase in realized losses for the three months ended June 30, 2016, primarily driven by the recapture of the risks related to the variable annuity living benefit guarantees that were previously reinsured to Pruco Re and Prudential Insurance and the reinsurance of the living benefit guarantees, from Pruco Life, as discussed in the Variable Annuities Recapture. The following table shows the net impact of changes in the embedded derivative and related hedge positions, for the period indicated.

Three Months Ended
June 30, 2016
(1)(in billions)
Hedge Program Results:
Change in value of hedge target	$(2.6)
Change in fair value of hedge positions	2.2
Net hedging impact, excluding assumption updates	$(0.4)
Reconciliation of Hedge Program Results to U.S. GAAP Results:
Net hedging impact, excluding assumption updates (from above)	$(0.4)
Change in portions of U.S. GAAP liability, before NPR, excluded from hedge target(2)	(0.5)
Change in the NPR adjustment	(0.2)
Net impact from changes in the U.S. GAAP embedded derivative and hedge positions, excluding assumption updates	(1.1)
Net impact of assumption updates and other refinements	1.5
Recapture and reinsurance gains (losses)	(2.9)
Other investment gains (losses)	0.1
Net impact from changes in the U.S. GAAP embedded derivative and hedge positions	$(2.4)
(1) Positive amount represents income; negative amount represents a loss.
(2) Represents the impact attributable to the difference between the value of the hedge target and the value of the embedded derivative as defined by U.S. GAAP, before adjusting for NPR, as discussed above.

Realized losses were $2.4 billion for the three months ended June 30, 2016. This was primarily driven by a $2.9 billion loss resulting from the recapture of the living benefit guarantees from Pruco Re, and subsequent reinsurance of the variable annuity business from Pruco Life, as described above, within the Variable Annuities Recapture. Also contributing to the loss was a $0.3 billion loss due to hedging to an amount that differs from the Company’s hedge target definition, primarily resulting from the utilization of capital management strategies to manage a portion of our interest rate risk. Partially offsetting the above was a $1.5 billion benefit from our annual review and update of assumptions, driven by modifications to both actuarial assumptions, including updates to expected withdrawal rates, and economic assumptions.

Revenues, Benefits and Expenses

2016 to 2015 Three Months Comparison

Revenues decreased $1.2 billion, from $0.3 billion for the three months ended June 30, 2015 to $(0.9) billion for the three months ended June 30, 2016, primarily driven by $2.4 billion of realized investment losses, as discussed above. Partially offsetting this decrease was an increase of $0.8 billion in premiums mainly due to the consideration received for the reinsurance of the variable annuities business from Pruco Life, as described above. Policy charges and fee income increased $0.3 billion driven by the fees assumed resulting from the reinsurance from Pruco Life.

Benefits and expenses increased $1.1 billion, from $0.1 billion for the three months ended June 30, 2015 to $1.2 billion for the three months ended June 30, 2016, primarily driven by an increase of $0.5 billion in Policyholders' benefits due to the Variable Annuities Recapture, offset in premiums above. General, administrative and other expenses increased $0.5 billion, consisting of $0.3 billion for the establishment of the deferred gain, and $0.2 billion driven by the trail commissions and commission and expense allowance assumed as part of the Variable Annuities Recapture.

Loss from Operations before Income Taxes

2016 to 2015 Six Months Comparison

Loss from operations before income taxes increased $2.4 billion from income of $0.1 billion in the first six months of 2015, to a loss of $2.3 billion in the first six months of 2016.

The increase in loss from operations before income taxes was driven by an increase in realized losses for the six months ended June 30, 2016, primarily driven by the recapture of the risks related to the variable annuity living benefit guarantees that were previously reinsured to Pruco Re and Prudential Insurance and the reinsurance of the living benefit guarantees, from Pruco Life, as discussed in the Variable Annuities Recapture. See Hedge Results table above, for more information.

Revenues, Benefits and Expenses

2016 to 2015 Six Months Comparison

Revenues decreased $1.3 billion from $0.6 billion for the six months ended June 30, 2015 to $(0.7) billion for the six months ended June 30, 2016, primarily driven by $2.4 billion of realized investment losses, as discussed above. Partially offsetting this decrease was an increase of $0.8 billion in premiums mainly due to the consideration received for the reinsurance of the variable annuities business from Pruco Life, as described above. Policy charges and fee income increased $0.3 billion driven by the fees assumed resulting from the reinsurance from Pruco Life.

Benefits and expenses increased $1.1 billion from $0.5 billion for the six months ended June 30, 2015 to $1.6 billion for the six months ended June 30, 2016, primarily driven by an increase of $0.5 billion in Policyholders' benefits, due to the Variable Annuities Recapture, offset in premiums above. General, administrative and other expenses increased $0.4 billion, primarily consisting of $0.3 billion for the establishment of the deferred gain, and $0.2 billion driven by the trail commissions and commission and expense allowance assumed as part of the Variable Annuities Recapture. DAC and DSI amortization expense increased $0.2 billion due to higher base amortization resulting from the Variable Annuities Recapture.

Income Taxes

The income tax provision amounted to a benefit of $877 million and an expense of $20 million for the six months ended June 30, 2016 and 2015, respectively. The change in tax provision was primarily driven by the impact of pre-tax losses in the first six months of 2016 compared to pre-tax income in the first six months of 2015. In addition, the tax rate for the first six months of 2016 is limited to the tax benefit based on the loss in the first six months of 2016 and expected full year permanent differences, while the tax rate for the first six months of 2015 was based on the anticipated full year effective tax rate.

The Company's liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by the Internal Revenue Service (“IRS”) or other taxing authorities. Audit periods remain open for review until the statute of limitations has passed. Generally, for tax years which produce net operating losses, capital losses or tax credit carry forwards (“tax attributes”), the statute of limitations does not close, to the extent of these tax attributes, until the expiration of the statute of limitations for the tax year in which they are fully utilized. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the liability for income taxes.

The Company does not anticipate any significant changes within the next 12 months to its total unrecognized tax benefits related to tax years for which the statute of limitations has not expired.

As of June 30, 2016, the Company remains subject to examination in the U.S. for tax years 2009 through 2015.

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

Prudential Financial is a Designated Financial Company under Dodd-Frank. As a Designated Financial Company, Prudential Financial is subject to supervision and examination by the Federal Reserve Bank of Boston and to stricter prudential regulatory standards, which include or will include requirements and limitations (many of which are the subject of ongoing rule-making) relating to capital, leverage, liquidity, stress-testing, overall risk management, resolution and recovery plans, credit exposure reporting, early remediation, management interlocks, and credit concentration. They may also include additional standards regarding enhanced public disclosure, short-term debt limits and other related subjects. In addition, the Financial Stability Board ("FSB") has identified Prudential Financial as a global systemically important insurer (“G-SII”). For information on these actions and their potential impact on us, see "Overview-Regulatory Developments-Capital and Prudential Standards" above and “Business-Regulation” and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2015.

On June 29, 2015 and December 22, 2015, the Company paid dividends of $270 million and $180 million, respectively, to its parent, Prudential Annuities, Inc.

Through March 31, 2016, the Company reinsured the majority of its variable annuity living benefit guarantees to its affiliated companies, Pruco Re and Prudential Insurance, in order to facilitate the capital markets hedging program for these living benefit guarantees. Effective April 1, 2016, the Company recaptured the risks related to its variable annuity living benefit guarantees that were previously reinsured to Pruco Re and Prudential Insurance. In addition, the Company reinsured variable annuity base contracts, along with the living benefit guarantees, from Pruco Life. The reinsurance agreement covers new and in force business and excludes business reinsured externally by Pruco Life. The product risks related to the reinsured business are being managed in the Company. In addition, the living benefit hedging program related to the reinsured living benefit guarantees is being managed within the Company.

Capital

Our capital management framework is primarily based on statutory risk based capital measures. The RBC ratio is a primary measure of the capital adequacy of the Company. RBC is calculated based on statutory financial statements and risk formulas consistent with the practices of the National Association of Insurance Commissioners (“NAIC”). RBC considers, among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. RBC ratio calculations are intended to assist insurance regulators in measuring an insurer’s solvency and ability to pay future claims. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities, but is available to the public. The RBC ratio is an annual calculation, however, as of June 30, 2016 we estimate that the Company’s RBC ratio exceeds the minimum level required by applicable insurance regulations.

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

•
Prudential Financial's decision to manage a portion of its interest rate risk internally, on a net basis, at an enterprise level. In implementing this strategy, Prudential Financial executed intercompany derivative transactions between its Corporate and Other operations and certain business segments. Prudential Financial limits its exposure to the resulting net interest rate risk at the enterprise level through options embedded in our hedging strategy that may be exercised if interest rates decline below certain thresholds. During 2016, Prudential Financial replaced a portion of these intercompany derivatives with external derivatives and expects to manage most of this interest rate risk within the business segments of the Company and Prudential Insurance in the future; and

•
Activities of Prudential Financial's business segments, including those for which specific risk mitigation strategies have been implemented, such as the living benefits hedging program that covers certain risks associated with our variable annuity products. Effective April 1, 2016, the living benefits hedging program resides within the Company and Prudential Insurance.

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

Effective April 1, 2016, we recaptured the risks related to our variable annuity living benefit guarantees that were previously reinsured to Pruco Re, as discussed above in the Variable Annuities Recapture.

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

Liquid assets include cash and cash equivalents, short-term investments and fixed maturities that are not designated as held-to-maturity, and public equity securities. As of June 30, 2016 and December 31, 2015, the Company had liquid assets of $20.6 billion and $2.7 billion, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $11.3 billion and $0.2 billion as of June 30, 2016 and December 31, 2015, respectively. As of June 30, 2016, $8.8 billion, or 96%, of the fixed maturity investments in Company general account portfolios, were rated high or highest quality based on NAIC or equivalent rating. The remaining $0.4 billion, or 4%, of these fixed maturity investments were rated other than high or highest quality.

Prudential Financial and Prudential Funding, LLC, "Prudential Funding", a wholly-owned subsidiary of Prudential Insurance, borrow funds in the capital markets primarily through the direct issuance of commercial paper. The borrowings serve as an additional source of financing to meet our working capital needs. Prudential Funding operates under a support agreement with Prudential Insurance whereby Prudential Insurance has agreed to maintain Prudential Funding’s positive tangible net worth at all times.

Hedging activities associated with living benefit guarantees

As noted above, effective April 1, 2016, the living benefit hedging program associated with the living benefit guarantees recaptured from Pruco Re and Prudential Insurance, as well as the living benefit guarantees reinsured from Pruco Life is being managed within the Company. As part of the living benefit hedging program, we enter into a range of exchange-traded, cleared and other OTC equity and interest rate derivatives to hedge certain living benefit guarantees accounted for as embedded derivatives against changes in certain capital market conditions such as interest rates and equity index levels. The living benefit hedging program requires access to liquidity to meet its payment obligations, such as payments for periodic settlements, purchases, maturities and terminations. These liquidity needs can vary materially due to, among other items, changes in interest rates, equity markets, mortality and policyholder behavior.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

This section supplements, and should be read in conjunction with, the complete descriptions provided in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission.

Market Risk

Market risk is defined as the risk of loss from changes in interest rates, equity prices, and foreign currency exchange rates resulting from asset/liability mismatches where the change in the value of our liabilities is not offset by the change in value of our assets. As a result of the "Variable Annuities Recapture" described below, as of June 30, 2016, there have been material changes in our economic exposure to market risk from December 31, 2015. See Item 1A, “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2015, for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

Through March 31, 2016, the Company reinsured the majority of its variable annuity living benefit guarantees to its affiliated companies, Pruco Re and Prudential Insurance. Effective April 1, 2016, the Company recaptured the risks related to its variable annuity living benefit riders that were previously reinsured to Pruco Re and Prudential Insurance. In addition, the Company reinsured the variable annuity base contracts, along with the living benefit riders, from Pruco Life, excluding the PLNJ business which was reinsured to Prudential Insurance under a coinsurance and modified coinsurance agreement. This reinsurance agreement covers new and in force business and excludes business reinsured externally. The product risks related to the reinsured business are being managed in the Company. In addition, the living benefit hedging program related to the reinsured living benefit riders is being managed within the Company.

Market Risk Related to Interest Rates

We assess the impact of interest rate movements on the value of our financial assets, financial liabilities and derivatives using hypothetical test scenarios that assume either upward or downward 100 basis point parallel shifts in the yield curve from prevailing interest rates, reflecting changes in either credit spreads or the risk-free rate. The following table sets forth the net estimated potential loss in fair value on these financial instruments from a hypothetical 100 basis point upward shift at June 30, 2016 and December 31, 2015. This table is presented on a gross basis and excludes offsetting impacts to insurance liabilities that are not considered financial liabilities under U.S. GAAP. This scenario results in the greatest net exposure to interest rate risk of the hypothetical scenarios tested at those dates. While the test scenario is for illustrative purposes only and does not reflect our expectations regarding future interest rates or the performance of fixed income markets, it is a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These test scenarios do not measure the changes in value that could result from non-parallel shifts in the yield curve, which we would expect to produce different changes in discount rates for different maturities. As a result, the actual loss in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations. The estimated changes in fair values do not include separate account assets or living benefit embedded derivatives, which are hedged by the derivatives included in the table below.

	June 30, 2016			December 31, 2015
	Notional	Fair Value	Hypothetical Change in Fair Value	Notional	Fair Value	Hypothetical Change in Fair Value

	(in millions)
Financial assets with interest rate risk:
Fixed maturities, available for sale		$9,157	$(1,086)		$2,524	$(111)
Policy loans		13	0		13	0
Commercial loans		1,115	(55)		438	(20)
Derivatives:
Swaps	$112,873	8,522	(5,577)	$2,284	95	(76)
Futures	6,741	(68)	(1,005)	0	0	0
Options	37,545	560	(78)	18,387	16	(4)
Forwards(1)	504	39	0	3	0	0
Financial liabilities with interest rate risk(2):
Policyholders' account balances - investment contracts		(244)	3		(102)	3
Total estimated potential loss			$(7,798)			$(208)

(1)	Notional and fair value amounts for derivative forwards as of December 31, 2015, have been revised to correct the previously reported amounts of $2,752 million and $23 million, respectively.

(2)
Excludes approximately $18.1 billion and $5.9 billion as of June 30, 2016 and December 31, 2015, respectively, of insurance reserve and deposit liabilities which are not considered financial liabilities. We believe that the interest rate sensitivities of these insurance liabilities would serve as an offset to the net interest rate risk of the financial assets and financial liabilities, including investment contracts.

Our net estimated potential loss in fair value as of June 30, 2016, increased from December 31, 2015, primarily reflecting the impact of the recapture of the risks related to variable annuity living benefit riders that were previously reinsured to Pruco Re, as discussed above.

Market Risk Related to Equity Prices

We estimate our equity risk from a hypothetical 10% decline in equity benchmark levels. The following table sets forth the net estimated potential loss in fair value from such a decline as of June 30, 2016, and excludes comparisons to December 31, 2015, as our exposure to equity risk was immaterial prior to the recapture of the risks related to variable annuity living benefit riders, as discussed above. While this scenario is for illustrative purposes only and does not reflect our expectations regarding future performance of equity markets or of our equity portfolio, it does represent a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. This scenario considers only the direct impact on fair value of declines in equity benchmark market levels and not changes in asset-based fees recognized as revenue, changes in our estimates of total gross profits used as a basis for amortizing deferred policy acquisition and other costs, or changes in any other assumptions such as market volatility or mortality, utilization or persistency rates in our variable annuity contracts that could also impact the fair value of our living benefit features. In addition, these scenarios do not reflect the impact of basis risk, such as potential differences in the performance of the investment funds underlying the variable annuity products relative to the market indices we use as a basis for developing our hedging strategy. The impact of basis risk could result in larger differences between the change in fair value of the equity-based derivatives and the related living benefit features in comparison to these scenarios. In calculating these amounts, we exclude separate account equity securities.

	As of June 30, 2016
	Notional	Fair Value	Hypothetical Change in Fair Value

	(in millions)
Equity securities(1)		$10	$(1)
Equity-based derivatives(2)	$45,808	(236)	2,095
Variable annuity living benefit feature embedded derivatives(3)		(12,327)	(1,421)
Net estimated potential loss			$673
__________

(1)	Includes equity securities classified as trading securities under U.S. GAAP that are held for "other than trading" activities.

(2)	Both the notional amount and fair value of equity-based derivatives are also reflected in amounts under “Market Risk Related to Interest Rates” above and are not cumulative.

(3)	Excludes any offsetting impact of derivative instruments purchased to hedge changes in the embedded derivatives. Amounts reported gross of reinsurance.

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the “Exchange Act”, as amended, as of June 30, 2016. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2016, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Date: August 12, 2016

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